Form 10-Q
period 1996-03-31
MANUFACTURED HOME COMMUNITIES INC
filed 1996-05-10
CIK 895417

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                     COMMISSION FILE NUMBER:    1-11718


                     MANUFACTURED HOME COMMUNITIES, INC.
           (Exact name of registrant as specified in its Charter)



                       MARYLAND                                                36-3857664
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)


TWO NORTH RIVERSIDE PLAZA, SUITE 800, CHICAGO, ILLINOIS                          60606
       (Address of principal executive offices)                               (Zip Code)

                                (312) 474-1122
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes (X)   No (  )


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           24,692,308 SHARES OF COMMON STOCK AS OF APRIL 30, 1996.

                      MANUFACTURED HOME COMMUNITIES, INC.

                               TABLE OF CONTENTS



                         PART I - FINANCIAL STATEMENTS



ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

INDEX TO FINANCIAL STATEMENTS
                                                                                                            Page
   Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995..................................    3

   Consolidated Statements of Operations for the quarters ended March 31, 1996 and 1995....................    4

   Consolidated Statements of Cash Flows for the quarters ended March 31, 1996 and 1995....................    5

   Notes to Consolidated Financial Statements..............................................................    6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................................................   10


                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................................................   15

ITEM 6.  Exhibits and Reports on Form 8-K..................................................................   15


                      MANUFACTURED HOME COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1996 AND DECEMBER 31, 1995
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                          1996                          1995
                                                                        --------                      --------
ASSETS
Investment in rental property:
   Land...............................................................  $132,483                      $127,229
   Land improvements..................................................   345,677                       328,667
   Buildings and other depreciable property...........................    87,380                        87,059
                                                                        --------                      --------
                                                                         565,540                       542,955
   Accumulated depreciation...........................................   (60,036)                      (56,403)
                                                                        --------                      --------
      Net investment in rental property...............................   505,504                       486,552
Cash and cash equivalents.............................................       712                           760
Short-term investments (at cost, which approximates market)...........     4,092                         1,682
Notes receivable......................................................    15,105                        15,010
Investment in and advances to affiliates..............................    11,245                        10,987
Rents receivable......................................................       871                           935
Deferred financing costs, net.........................................     3,000                         3,268
Prepaid expenses and other assets.....................................     3,245                         3,430
Due from affiliates...................................................       441                           501
                                                                        --------                      --------
   Total assets.......................................................  $544,215                      $523,125
                                                                        ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable.............................................  $198,541                      $199,066
   Line of credit.....................................................    31,000                        12,900
   Accounts payable and accrued expenses..............................    10,904                         8,759
   Accrued interest payable...........................................     1,264                         1,258
   Rents received in advance and security deposits....................     4,658                         1,792
   Distributions payable..............................................     8,350                         7,998
   Due to affiliates..................................................       409                           547
                                                                        --------                      --------
      Total liabilities...............................................   255,126                       232,320
                                                                        --------                      --------
Commitments and contingencies
Minority interests....................................................    29,104                        29,305
                                                                        --------                      --------
Stockholders' equity:
   Preferred stock, $.01 par value
      10,000,000 shares authorized; none issued.......................       ---                           ---
   Common stock, $.01 par value
      50,000,000 shares authorized; 24,778,016 and
      24,502,877 shares issued and 24,668,288 and 24,393,149 shares
      outstanding for 1996 and 1995, respectively.....................       247                           244
   Paid-in capital....................................................   293,304                       288,533
   Treasury stock, 109,728 shares of common stock.....................    (1,987)                       (1,987)
   Employee notes.....................................................    (6,237)                       (1,565)
   Distributions in excess of accumulated earnings....................   (25,342)                      (23,725)
                                                                        --------                      --------
      Total stockholders' equity......................................   259,985                       261,500
                                                                        --------                      --------
   Total liabilities and stockholders' equity.........................  $544,215                      $523,125
                                                                        ========                      ========


    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                      1996          1995
                                                     -------       -------
REVENUES
   Base rental income...............................  $22,465       $21,163
   Utility and other income.........................    2,299         2,219
   Equity in income of affiliates...................      105           167
   Interest income..................................      600           579
                                                      -------       -------
      Total revenues................................   25,469        24,128
                                                      -------       -------
EXPENSES
   Property operating and maintenance...............    6,897         6,918
   Real estate taxes................................    2,010         1,917
   Property management..............................    1,184         1,297
   Corporate expenses...............................      971         1,322
   Interest:
      Interest incurred.............................    3,926         4,272
      Amortization of deferred financing cost.......      268           814
   Depreciation.....................................    3,656         3,590
                                                      -------       -------
   Total expenses...................................   18,912        20,130
                                                      -------       -------
   Income before allocation to minority interests...    6,557         3,998

   (Income) allocated to minority interests.........     (650)         (400)
                                                      -------       -------
   Net income.......................................  $ 5,907       $ 3,598
                                                      =======       =======
   Net income per weighted average common share
      outstanding...................................  $   .24       $   .15
                                                      =======       =======
   Distributions declared
      per common share outstanding..................  $  .305       $  .295
                                                      =======       =======
   Weighted average common shares outstanding.......   24,664        24,331
                                                      =======       =======


    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                          1996               1995
                                                                        -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income........................................................   $ 5,907            $ 3,598
   Adjustments to reconcile net income to
     cash provided by operating activities:
       Income allocated to minority interests........................       650                400
       Depreciation and amortization expense.........................     3,924              4,404
       Equity in income of affiliates................................      (105)              (167)
       Decrease in rents receivable..................................        64                293
       Decrease (increase) in prepaid expenses and other assets......       104               (177)
       Increase in accounts payable and accrued expenses.............     2,013              2,347
       Increase in rents received in advance and security deposits...     2,866              2,950
                                                                        -------            -------
   Net cash provided by operating activities.........................    15,423             13,648
                                                                        -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments, net...........................    (2,410)            (4,986)
   (Contributions to) distributions from affiliates..................      (153)                10
   Collection of principal payments on notes receivable..............        46              1,552
   Acquisition of rental properties..................................   (21,456)              (600)
   Improvements:
       Improvements - corporate......................................       ---               (354)
       Improvements - rental properties..............................      (646)              (774)
       Site development costs........................................      (506)              (499)
                                                                        -------            -------
   Net cash used in investing activities.............................   (25,125)            (5,651)
                                                                        -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options.......................        39                 71
   Distributions to common stockholders and minority interests.......    (8,000)            (8,007)
   Treasury stock acquired...........................................       ---             (1,987)
   Collection of principal payments on employee notes................        20              2,021
   Proceeds from line of credit......................................    18,600                ---
   Repayments on mortgage notes payable and line of credit...........    (1,025)              (328)
   Debt issuance costs and other.....................................        20                (19)
                                                                        -------            -------
   Net cash provided by (used in) financing activities...............     9,654             (8,249)
                                                                        -------            -------
Net (decrease) in cash and cash equivalents..........................       (48)              (252)
Cash and cash equivalents, beginning of period.......................       760              1,924
                                                                        -------            -------
Cash and cash equivalents, end of period.............................   $   712            $ 1,672
                                                                        =======            =======

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest.............................   $ 3,920            $ 4,211
                                                                        =======            =======


    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PRESENTATION:

     These unaudited Consolidated Financial Statements of Manufactured Home Communities, Inc., a Maryland corporation, and its subsidiaries (collectively, the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 1995 Annual Report on Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

NOTE 1 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 12, 1996, the Company paid a $.305 per share distribution for the quarter ended March 31, 1996 to stockholders of record on March 29, 1996.

     On January 2, 1996, certain members of management of the Company each entered into subscription agreements with the Company to acquire 270,000 shares of the Company's common stock at $17.375 per share. The Company allowed these individuals to tender notes (the "1996 Employee Notes") in exchange for their shares. The 1996 Employee Notes accrue interest at 5.91%, mature on January 2, 2005, and are recourse against the employees in the event the pledged shares are insufficient to repay the obligations.

NOTE 2 - RENTAL PROPERTY

     On February 28, 1996, the Company acquired Waterford, located near Wilmington, Delaware, for a purchase price of approximately $21 million. The acquisition was funded with an $18.6 million borrowing under the Company's line of credit with a bank and approximately $2.4 million of working capital. Waterford consists of 621 developed sites and 110 expansion sites; the cost of completing the expansion sites will be paid by the seller.

     As of April 30, 1996, the Company had contracts outstanding to acquire certain manufactured housing communities which are subject to satisfactory completion of the Company's due diligence review. The Company is actively seeking to acquire additional communities and currently is engaged in negotiations relating to the possible acquisition of a number of communities.

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of" ("SFAS No. 121") is effective for fiscal years beginning after December 15, 1995. The Company evaluates rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a rental property are less than its carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to fair value. For the quarter ended March 31, 1996, permanent impairment conditions did not exist at any of the Company's properties.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - NOTES RECEIVABLE

     At March 31, 1996 and December 31, 1995, notes receivable consisted of the following (amounts in thousands):


                                                                                     1996                    1995
                                                                                   -------                 -------
     $2.0 million note receivable with monthly principal and interest
     payments at 9.0%, maturing on 6/10/2003...........................            $ 1,726                 $ 1,768

     $1.2 million purchase money notes with monthly principal and
     interest payments at 7%, maturing on 4/30/2001....................              1,170                   1,174

     $10 million leasehold mortgage loan with interest accruing at a stated rate of 12.5% with a pay rate of 8.25%, maturing on
     9/1/2013..........................................................             10,676                  10,558

     $1.9 million note receivable with monthly interest payments at
     prime plus 1.6%, maturing on 4/15/2000............................              1,533                   1,510
                                                                                   -------                 -------

     Total notes receivable............................................            $15,105                 $15,010
                                                                                   =======                 =======

NOTE 4 - LONG-TERM BORROWINGS

     At March 31, 1996 and December 31, 1995, long-term borrowings consisted of the following (amounts in thousands):


                                                                                    1996                     1995
                                                                                  --------                 --------
$100.0 million mortgage note payable with monthly interest only
payments at LIBOR plus 1.05%, maturing on 3/3/98 (a)...................           $100,000                 $100,000

First mortgage loan with monthly principal and interest payments at
7.40%, maturing on 3/1/2004...........................................               8,731                    8,767

Purchase money note with structured principal and interest payments
at an imputed rate of 7.38%, maturing on 7/13/2004....................               1,334                    1,516

First mortgage loan with monthly principal and interest payments at a
rate of 7.48%, maturing on 8/1/2004...................................              24,780                   24,859

$65.0 million first mortgage loan with monthly principal and interest
payments at 8%, maturing on 8/18/2001.................................              63,696                   63,924
                                                                                  --------                 --------
Total collateralized borrowings.......................................             198,541                  199,066

$50.0 million line of credit at LIBOR plus 2% (b).....................              31,000                   12,900
                                                                                  --------                 --------
Total long-term borrowings............................................            $229,541                 $211,966
                                                                                  ========                 ========

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - LONG-TERM BORROWINGS (CONTINUED)

(a) In December 1995, the Company entered into an agreement fixing the London Interbank Offered Rate ("LIBOR") on the $100.0 million mortgage note payable (the "Mortgage Debt") at 5.24% effective January 10, 1996 through January 10, 1997. The value of this agreement is impacted by changes in the market rate of interest. Had the agreement been entered into on March 31, 1996, the applicable LIBOR swap rate would have been 5.39%. Each 0.01% increase or decrease in the applicable swap rate for this agreement increases or decreases the value of the agreement entered into by the Company versus its current value by approximately $9,000.

     The Company has an interest rate cap for the term of the Mortgage Debt which eliminates exposure to increases in LIBOR over 6%, plus 1.05%. In connection with the agreement effective January 10, 1996, discussed above, the Company sold a portion of the interest rate cap related to 1996 and recorded a non-cash loss of approximately $650,000 in the fourth quarter of 1995. As of March 31, 1996, the fair market value of the interest rate cap was approximately $705,000 as compared to book value of $762,000.

     In July 1995 the Company entered into an interest rate swap agreement (the "Swap") beginning at the maturity of the Mortgage Debt fixing LIBOR on the refinancing of the Mortgage Debt at 6.4% for the period 1998 through 2003. The cost of the Swap consisted only of legal costs which were deemed immaterial.
In the event that the Company does not refinance the Mortgage Debt, the risk associated with the Swap is that the Company would be obligated to perform its obligations under the terms of the Swap or would have to pay to terminate the Swap. In either event, the impact of such transaction would be reflected in the Company's statement of operations. The value of the Swap is impacted by changes in the market rate of interest. Had the Swap been entered into on March 31, 1996, the applicable LIBOR swap rate would have been 6.69%. Each 0.01% increase or decrease in the applicable swap rate for the Swap increases or decreases the value of the Swap entered into by the Company versus its current value by approximately $38,000.

(b) On May 7, 1996, the Company amended the credit agreement increasing the $50.0 million line of credit to $100.0 million at LIBOR plus 1.375% and extended the maturity date to August 17, 1998. In addition, the fee on the average unused amount was reduced to .15% of such amount from .25%. The Company paid a $200,000 loan fee which is being amortized over the remaining period of the amended agreement.

As of March 31, 1996, the carrying value of the property collateralizing the long-term borrowings was approximately $458 million.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - STOCK OPTIONS

     Pursuant to the Amended and Restated 1992 Stock Option and Stock Award Plan (the "Plan") as discussed in Note 12 to the 1995 Annual Report on Form 10-K, certain officers, directors, key employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the quarter ended March 31, 1996, Options for 3,000 shares of common stock were exercised.

     In 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the provisions of SFAS No. 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 requires that companies electing to continue using the intrinsic value method must make pro-forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

     The Company elected to continue to account for stock-based compensation using the intrinsic value method. As such, SFAS No. 123 did not have an impact on the Company's first quarter results of operations or financial position. The pro-forma information required by SFAS No. 123 will be included in the footnotes to the Company's 1996 year-end consolidated financial statements.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     There have been no new or significant developments related to the commitments and contingencies that were discussed in the 1995 Annual Report on Form 10-K.

NOTE 7 - SUBSEQUENT EVENTS

     On May 9, 1996, the Company funded a recourse real estate loan for $6,050,000 to the partnership which owns Candlelight Village, located in Columbus, Indiana. The loan has an interest rate of 9.5%, 9.75% and 10% for the first, second and third years of the loan, respectively, which interest is payable monthly. Interest and principal are guaranteed by the general partner of the partnership which owns Candlelight. The loan matures May 8, 1999 at which time the Company has the option to purchase Candlelight Village. Candlelight Village consists of 512 sites and 73 expansion sites. For financial accounting purposes, the Company expects to account for the loan as an investment in real estate.

                      MANUFACTURED HOME COMMUNITIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the three months ended March 31, 1996 compared to the corresponding period in 1995. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 1995 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 TO THREE MONTHS ENDED MARCH 31, 1995

     Since March 31, 1995, the gross investment in rental property has increased from $543 million to $566 million as of March 31, 1996 due to the acquisition of Waterford on February 28, 1996, partially offset by the sale of two properties in 1995. The total number of sites has increased from 25,839 as of March 31, 1995 to 26,284 as of March 31, 1996.

     The following table summarizes certain weighted average occupancy statistics for the quarters ended March 31, 1996 and 1995. "Core Portfolio" represents an analysis of properties owned during both periods of comparison.


                                          Core Portfolio                Total Portfolio
                                      -----------------------      ------------------------
                                       1996             1995          1996            1995
                                      -------         -------       -------         -------
     Total sites                       25,553          25,352        25,797          25,839
     Occupied sites                    24,008          23,651        24,208          24,004
     Occupancy %                         94.0%           93.3%         93.3%           92.9%
     Monthly base rent per site       $309.29         $294.65       $309.34         $296.65


     Base rental income ($22.5 million) increased $1.3 million or 6.1%. For the Core Portfolio, base rental income increased approximately $1.4 million or 6.6%, reflecting a 5.0% increase in base rental rates and a 1.6% increase related to occupancy. Base rental income at Waterford was approximately $189,000 for the quarter ended March 31, 1996. Partially offsetting this increase was a $257,000 decrease in base rental income resulting from the sale of two properties in 1995.

     The increase in monthly base rent per site reflected annual rent increases which went into effect in the first quarter of 1996 at approximately 72% of the properties, as well as annual rent increases that occurred in the last nine months of 1995. The 0.8% increase in occupied sites for the total portfolio was due to improved occupancy in the Southeastern Region's expansion communities and increased occupancy in the Rocky Mountain Region at a majority of the properties, partially offset by a decrease in occupied sites in the Western Region as a result of the sale in 1995 of Catalina.

                      MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     Utility and other income ($2.3 million) increased $80,000 or 3.6% primarily due to increased other income at a majority of the properties.

     Interest income ($600,000) increased $21,000 or 3.6%, primarily due to interest earned on the $1.9 million of notes receivable funded by the Company in April 1995 and the 1996 Employee Notes granted on January 2, 1996, partially offset by a decrease in interest earned on short-term investments. Short-term investments had average balances for the quarters ended March 31, 1996 and 1995 of approximately $3.4 million and $7.8 million, respectively, which earned interest income at an effective rate of 5.4% and 4.4% per annum, respectively. As of March 31, 1996, the Company had cash and cash equivalents and short- term investments of $4.8 million.

     Property operating and maintenance expenses ($6.9 million) decreased $21,000 or 0.3%. The decrease was primarily due to a decrease in property payroll of approximately $335,000, partially offset by an increase in utility expense of approximately $191,000 and an increase in insurance and other expenses of approximately $154,000. Property operating and maintenance expenses represented 27.1% of total revenues in 1996 and 28.7% in 1995.

     Real estate taxes ($2 million) increased $93,000 or 4.9% due to the expected increase in assessed values at certain properties in 1996. Real estate taxes represented 7.9% of total revenues in both 1996 and 1995.

     Property management expenses ($1.2 million) decreased $113,000 or 8.7%. The decrease was primarily due to a decrease in management company payroll of approximately $462,000. In late March 1995, the Company closed certain of its regional offices and reduced staffing at others which decreased management company payroll. Partially offsetting this decrease was the one-time receipt in 1995 of a $281,000 termination fee related to certain fee-managed contracts and a $68,000 decrease in other property management company expenses. Property management expenses represented 4.6% of total revenues in 1996 and 4.7% in 1995.

     Corporate expenses ($971,000) decreased $351,000 or 26.6%. The decrease was due to: (i) decreased professional fees of approximately $137,000 resulting from the write-off in the first quarter of 1995 of legal due diligence and related costs associated with acquisitions which did not materialize, and (ii) decreased public company costs. Corporate expenses represented 3.8% of total revenues in 1996 and 4.4% in 1995.

     Interest expense ($3.9 million) decreased by $346,000 or 8.1%. The decrease was due to lower weighted average outstanding debt balances during the period, as well as a decrease in the effective interest rate. The weighted average outstanding debt balances for the quarters ended March 31, 1996 and 1995 were $218.0 million and $226.6 million, respectively. The effective interest rates were 7.2% and 7.54%, respectively. Interest expense represented 15.4% of total revenues in 1996 and 17.7% in 1995.

                      MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     In December 1995, the Company entered into an agreement fixing the LIBOR rate on the Mortgage Debt at 5.24% effective January 10, 1996 through January 10, 1997. The value of this agreement is impacted by changes in the market rate of interest. Had the agreement been entered into on March 31, 1996, the applicable LIBOR swap rate would have been 5.39%. Each 0.01% increase or decrease in the applicable swap rate for this agreement increases or decreases the value of the agreement entered into by the Company versus its current value by approximately $9,000.

     The Company has an interest rate cap for the term of the Mortgage Debt which eliminates exposure to increases in LIBOR over 6%, plus 1.05%. In connection with the agreement effective January 10, 1996, discussed above, the Company sold a portion of the interest rate cap related to 1996 and recorded a non-cash loss of approximately $650,000 in the fourth quarter of 1995. As of March 31, 1996, the fair market value of the interest rate cap was approximately $705,000 as compared to book value of $762,000.

     In July 1995 the Company entered into the Swap beginning at the maturity of the Mortgage Debt fixing LIBOR on the refinancing of the Mortgage Debt at 6.4% for the period 1998 through 2003. The cost of the Swap consisted only of legal costs which were deemed immaterial. In the event that the Company does not refinance the Mortgage Debt, the risk associated with the Swap is that the Company would be obligated to perform its obligations under the terms of the Swap or would have to pay to terminate the Swap. In either event, the impact of such transaction would be reflected in the Company's statement of operations. The value of the Swap is impacted by changes in the market rate of interest. Had the Swap been entered into on March 31, 1996, the applicable LIBOR swap rate would have been 6.69%. Each 0.01% increase or decrease in the applicable swap rate for the Swap increases or decreases the value of the Swap entered into by the Company versus its current value by approximately $38,000.

     On May 7, 1996, the Company amended it credit agreement on the $50.0 million line of credit ("Credit Facility") increasing the Credit Facility to $100.0 million at LIBOR plus 1.375% and extended the maturity date to August 17, 1998. In addition, the fee on the average unused amount was reduced to
 .15% of such amount. The Company borrowed an additional $2.0 million and $5.0 million under the Credit Facility in April and May 1996, respectively.

     Amortization of deferred financing costs ($268,000) decreased $546,000 or 67% primarily due to the write-off in 1995 of approximately $385,000 of loan costs related to the $50 million line of credit with General Electric Credit Corp. which expired in March 1995. Amortization of deferred financing costs represented 1.1% of total revenues in 1996 and 3.4% in 1995.

     Depreciation expense ($3.7 million) increased $66,000 or 1.8%. Depreciation expense on corporate assets was approximately $96,000 and $83,000 for the quarters ended December 31, 1995 and 1994, respectively. Depreciation expense represented 14.4% of total revenues in 1996 and 14.9% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $48,000 when compared to December 31, 1995. The major components of this decrease were the acquisition of Waterford, payment of distributions, purchase of short-term investments, and improvements to rental properties, partially offset by the $18.6 million borrowing under the line of credit and increased cash provided by operating activities.

                      MANUFACTURED HOME COMMUNITIES, INC.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Net cash provided by operating activities increased $1.8 million from $13.6 million for the quarter ended March 31, 1995 compared to $15.4 million for the same period in 1996. This increase reflected a $2.2 million increase in Funds From Operations ("FFO"), as discussed below, and decreased accounts payable accruals.

     FFO was defined by the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 as net income (computed in accordance with generally accepted accounting principles ["GAAP"]), before allocation to minority interests, plus real estate depreciation and after adjustments for significant non-recurring items, if any. In the first quarter of 1996, the Company adopted this new definition of FFO which is effective for periods ending after December 31, 1995. Prior to this adoption, FFO was defined as income before allocation to minority interests plus certain non-cash items, primarily depreciation and amortization. Funds available for distribution ("FAD") is defined as FFO less non-revenue producing capital expenditures and amortization payments on mortgage loan principal. The Company believes that FFO and FAD are useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, they provide investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO and FAD in and of themselves do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs.

     The following table presents a calculation of FFO and FAD for the quarters ended March 31, 1996 and 1995:


                                                                       March 31,
                                                                  1996          1995
                                                                -------       -------
Computation of funds from operations:
   Income before allocation to minority interests........       $ 6,557       $ 3,998
      Depreciation on real estate assets.................         3,560         3,507
      Amortization of non-recurring items................           ---           385
                                                                -------       -------
   Funds from operations.................................       $10,117       $ 7,890  (a)
                                                                =======       =======
Computation of funds available for distribution:
   Funds from operations.................................       $10,117       $ 7,890  (a)
      Non-revenue producing improvements -
         rental properties...............................          (646)         (774)
                                                                -------       -------
   Funds available for distribution......................       $ 9,471       $ 7,116
                                                                =======       =======

     (a) FFO for the quarter ended March 31, 1995 has been restated pursuant to the new definition of FFO adopted by the Company for periods ending after December 31, 1995.

                      MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Net cash used in investing activities increased $19.5 million from $5.7 million for the quarter ended March 31, 1995 to $25.1 million for the quarter ended March 31, 1996 due to the acquisition of Waterford, partially offset by a decrease in the purchase of short-term investments. On February 28, 1996, the Company acquired Waterford, located near Wilmington, Delaware, for a purchase price of approximately $21 million. The acquisition was funded with an $18.6 million borrowing under the Company's line of credit and approximately $2.4 million of working capital. Waterford consists of 621 developed sites and 110 expansion sites; the cost of developing the expansion sites will be paid by the seller.

     Capital expenditures for improvements were approximately $1.2 million for the quarter ended March 31, 1996 compared to $1.6 million for the quarter ended March 31, 1995. Of the $1.2 million, approximately $646,000 represented improvements to existing sites. The Company anticipates spending approximately $2.6 million on improvements to existing sites during the remainder of 1996. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maximize rental rates charged to new and renewing residents. The remaining $506,000 represented costs to develop expansion sites at certain of the Company's properties. The Company is currently developing an additional 105 sites which should be available for occupancy in 1996.

     Net cash provided by (used in) financing activities increased $17.9 million from $(8.2) million for the quarter ended March 31, 1995 to $9.7 million for the quarter ended March 31, 1996 primarily due to the $18.6 million borrowing under the line of credit for the acquisition of Waterford.

     Distributions to common stockholders and minority interests remained relatively stable at $8 million for the quarters ended March 31, 1996 and 1995. On January 12, 1996, the Company paid a $0.295 per share distribution for the fourth quarter of 1995 to stockholders of record on December 29, 1995. On April 12, 1996, the Company paid a $0.305 per share distribution for the first quarter of 1996 to stockholders of record on March 29, 1996. Return of capital on a GAAP basis was $0.065 for the first quarter of 1996.

     On January 2, 1996, certain members of management of the Company each entered into subscription agreements with the Company to acquire 270,000 shares of the Company's common stock at $17.375 per share. The Company allowed these individuals to tender notes (the "1996 Employee Notes") in exchange for their shares. The 1996 Employee Notes accrue interest at 5.91%, mature on January 2, 2005, and are recourse against the employees in the event the pledged shares are insufficient to repay the obligations.

     The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.

                      MANUFACTURED HOME COMMUNITIES, INC.


PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

                 The discussion in Note 6 of Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)    Exhibits:

             10.1 Amendment No. 2 to MHC Operating Limited Partnership Amended and Restated Partnership Agreement dated February 15, 1996

             10.2 Form of Subscription Agreement between the Company and certain members of management of the Company

             10.3 Form of Secured Promissory Note payable to the Company by certain members of management of the Company

             10.4 Form of Pledge Agreement between the Company and certain members of management of the Company

             27        Financial Data Schedule

          (b)    Reports on Form 8-K:

             Form 8-K dated February 28, 1996, filed March 15, 1996, relating to
             Item 5 - "Other Events - Acquisition or Disposition Assets" on the acquisition of Waterford.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.







                               MANUFACTURED HOME COMMUNITIES, INC.



                               BY: \s\ Thomas P. Heneghan
                                   ------------------------------------------
                                   Thomas P. Heneghan
                                   Vice President and Chief Financial Officer
                                   (a duly authorized officer and Chief
                                   Accounting Officer of the Company)




DATE:  May 9, 1996