Form 10-Q
period 1996-06-30
MANUFACTURED HOME COMMUNITIES INC
filed 1996-08-12
CIK 895417

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


                      COMMISSION FILE NUMBER:    1-11718


                     MANUFACTURED HOME COMMUNITIES, INC.
            (Exact name of registrant as specified in its Charter)



             MARYLAND                                    36-3857664
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

TWO NORTH RIVERSIDE PLAZA, SUITE 800, CHICAGO, ILLINOIS     60606
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

            24,692,308 SHARES OF COMMON STOCK AS OF JULY 31, 1996.

                      MANUFACTURED HOME COMMUNITIES, INC.

                               TABLE OF CONTENTS



                         PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


INDEX TO FINANCIAL STATEMENTS


                                                                                                                    Page
                                                                                                                    ----
  Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995...........................................    3

  Consolidated Statements of Operations for the six months and quarters ended June 30, 1996 and 1995..............    4

  Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995...........................    5

  Notes to Consolidated Financial Statements......................................................................    6

ITEM 2.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations.............................................................................    9


                                                   PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings........................................................................................   15

ITEM 6.  Exhibits and Reports on Form 8-K.........................................................................   15

                      MANUFACTURED HOME COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                 June 30,       December 31,
                                                                  1996             1995
                                                               ----------       -----------
ASSETS
Investment in rental property:
 Land.........................................................  $133,995          $127,229
 Land improvements............................................   353,312           328,667
 Buildings and other depreciable property.....................    87,689            87,059
                                                               ----------       -----------
                                                                 574,996           542,955
 Accumulated depreciation.....................................   (63,927)          (56,403)
                                                               ----------       -----------
  Net investment in rental property...........................   511,069           486,552
Cash and cash equivalents.....................................       862               760
Short-term investments (at cost, which approximates market)...     5,850             1,682
Notes receivable..............................................    15,201            15,010
Investment in and advances to affiliates......................    10,748            10,987
Rents receivable..............................................       881               935
Deferred financing costs, net.................................     2,905             3,268
Prepaid expenses and other assets.............................     2,419             3,430
Due from affiliates...........................................       412               501
                                                               ----------       -----------
  Total assets................................................  $550,347          $523,125
                                                               ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable.......................................  $198,196          $199,066
 Line of credit...............................................    38,000            12,900
 Accounts payable and accrued expenses........................    12,892             8,759
 Accrued interest payable.....................................     1,314             1,258
 Rents received in advance and security deposits..............     3,364             1,792
 Distributions payable........................................     8,360             7,998
 Due to affiliates............................................       469               547
                                                               ----------       -----------
  Total liabilities...........................................   262,595           232,320
                                                               ----------       -----------

Commitments and contingencies
Minority interests............................................    28,936            29,305
                                                               ----------       -----------
Stockholders' equity:
 Preferred stock, $.01 par value
  10,000,000 shares authorized; none issued...................       ---               ---
 Common stock, $.01 par value
  50,000,000 shares authorized; 24,802,036 and
  24,502,877 shares issued and 24,692,308 and 24,393,149 shares
  outstanding for 1996 and 1995, respectively.................       247               244
 Paid-in capital..............................................   293,633           288,533
 Treasury stock, 109,728 shares of common stock...............    (1,987)           (1,987)
 Employee notes...............................................    (6,210)           (1,565)
 Distributions in excess of accumulated earnings..............   (26,867)          (23,725)
                                                               ----------       -----------
  Total stockholders' equity..................................   258,816           261,500
                                                               ----------       -----------
Total liabilities and stockholders' equity....................  $550,347          $523,125
                                                               ==========       ===========


    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE SIX MONTHS AND QUARTERS ENDED JUNE 30, 1996 AND 1995
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                             For the Six Months Ended        For the Quarter Ended
                                                     June 30,                       June 30,
                                             -------------------------      ----------------------
                                                1996          1995             1996        1995
                                             -----------   -----------      ---------   ----------
REVENUES
 Base rental income.......................       $45,660       $42,616       $23,195      $21,453
 Utility and other income.................         4,539         4,201         2,240        1,982
 Equity in income of affiliates...........           207           302           102          135
 Interest income..........................         1,191         1,178           591          599
                                             -----------   -----------      ---------   ----------
  Total revenues..........................        51,597        48,297        26,128       24,169
                                             -----------   -----------      ---------   ----------
EXPENSES
 Property operating and maintenance.......        13,998        13,580         7,101        6,662
 Real estate taxes........................         4,016         3,894         2,006        1,977
 Property management......................         2,225         2,448         1,041        1,151
 General and administrative...............         1,952         2,380           981        1,058
 Interest:................................
  Interest incurred.......................         8,076         8,644         4,150        4,372
  Amortization of deferred
   financing costs........................           564         1,244           296          430
Depreciation..............................         7,543         7,180         3,887        3,590
                                             -----------   -----------      ---------   ----------
  Total expenses..........................        38,374        39,370        19,462       19,240
                                             -----------   -----------      ---------   ----------
Income from operations....................        13,223         8,927         6,666        4,929
Gain on sale of properties................           ---           435           ---          435
                                             -----------   -----------      ---------   ----------
Income before allocation to
  minority interests......................        13,223         9,362         6,666        5,364
(Income) allocated to minority interests..        (1,311)         (936)         (661)        (536)
                                             -----------   -----------      ---------   ----------
Net income................................       $11,912        $8,426        $6,005       $4,828
                                             ===========   ===========      =========   ==========
Net income per weighted average common
  share outstanding.......................          $.48          $.35          $.24         $.20
                                             ===========   ===========      =========   ==========
Distributions declared
  per common share outstanding............          $.61          $.59         $.305        $.295
                                             ===========   ===========      =========   ==========
Weighted average common shares outstanding        24,675        24,332        24,687       24,332
                                             ===========   ===========      =========   ==========


    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                      1996       1995
                                                                    --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.....................................................     $11,912    $8,426
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Income allocated to minority interests.......................       1,311       936
   Depreciation and amortization expense........................       8,107     8,424
   Equity in income of affiliates...............................        (207)     (302)
   (Gain) on sale of rental properties..........................         ---      (435)
   Decrease in rents receivable.................................          54       285
   Decrease (increase) in prepaid expenses and other assets.....         839      (435)
   Increase in accounts payable and accrued expenses............       4,111     5,037
   Increase in rents received in advance and security deposits..       1,572     1,553
                                                                    --------   -------
 Net cash provided by operating activities......................      27,699    23,489
                                                                    --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short-term investments, net........................     (4,168)   (6,649)
 Distributions from (contributions to) affiliates...............        446      (437)
 Collection of principal payments on notes receivable...........         70     1,583
 Acquisition of rental properties...............................    (28,968)     (600)
 Improvements:
  Improvements - corporate......................................       (542)     (534)
  Improvements - rental properties..............................     (1,461)   (1,151)
  Site development costs........................................     (1,089)   (1,332)
 Net proceeds from sale of rental property......................        ---     1,284
                                                                    --------   -------
 Net cash used in investing activities..........................    (35,712)   (7,836)
                                                                    --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from exercise of stock options....................        348       663
 Distributions to common stockholders and minority interests....    (16,350)  (15,982)
 Treasury stock acquired........................................        ---    (1,987)
 Collection of principal payments on employee notes.............         47     2,448
 Proceeds from line of credit...................................     25,600       ---
 Repayments on mortgage notes payable and line of credit........     (1,370)     (543)
 Debt issuance costs and other..................................       (160)     (237)
                                                                    --------   -------
 Net cash provided by (used in) financing activities............      8,115   (15,638)
                                                                    --------   -------
Net increase in cash and cash equivalents.......................        102        15
Cash and cash equivalents, beginning of period..................        760     1,924
                                                                    --------   -------
Cash and cash equivalents, end of period........................       $862    $1,939
                                                                    ========   =======

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest........................     $8,020    $7,924
                                                                    ========   =======


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

NOTE 1 - COMMON STOCK AND RELATED TRANSACTIONS

     The Company paid a $.305 per share distribution on April 12, 1996 and July 12, 1996, for the quarters ended March 31, 1996 and June 30, 1996, respectively, to stockholders of record on March 29, 1996 and June 28, 1996, respectively.

     On January 2, 1996, certain members of management of the Company each entered into subscription agreements with the Company to acquire a total of 270,000 shares of the Company's common stock at $17.375 per share, the market price on that date. The Company received from these individuals notes (the "1996 Employee Notes") in exchange for their shares. The 1996 Employee Notes accrue interest at 5.91%, mature on January 2, 2005, and are recourse against the employees in the event the pledged shares are insufficient to repay the obligations.

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

     On May 9, 1996, the Company funded a recourse real estate loan for $6,050,000 to the partnership which owns Candlelight Village, located in Columbus, Indiana. The loan has an interest rate of 9.5%, 9.75% and 10% for the first, second and third years of the loan, respectively, which interest is payable monthly. Interest and principal are guaranteed by the general partner of the partnership which owns Candlelight Village. The loan matures May 8, 1999 at which time the Company has the option to purchase Candlelight Village. Candlelight Village consists of 512 sites and 73 expansion sites. For financial accounting purposes, the Company accounts for the loan as an investment in real estate.

     The Company is actively seeking to acquire additional communities and currently is engaged in negotiations relating to the possible acquisition of a number of communities. At any time these negotiations are at varying stages which may include contracts outstanding to acquire certain manufactured home communities which are subject to satisfactory completion of the Company's due diligence review.

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of" ("SFAS No. 121") is effective for fiscal years beginning after December 15, 1995. The Company evaluates rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a rental property is less than its carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to fair value. For the quarter and six months ended June 30, 1996, permanent impairment conditions did not exist at any of the Company's properties.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - NOTES RECEIVABLE

     At June 30, 1996 and December 31, 1995, notes receivable consisted of the following (amounts in thousands):


                               1996          1995
                            ----------    -----------
$2.0 million note
 receivable with
 monthly principal and
 interest payments at
 9.0%, maturing on
 6/10/2003..............     $ 1,683       $ 1,768
$1.2 million purchase
 money notes with
 monthly principal and
 interest payments at
 7%, maturing on
 4/30/2001..............       1,167         1,174
$10 million leasehold
 mortgage loan with
 interest accruing at
 a stated rate of
 12.5% with a pay rate
 of 8.5%, maturing on
 9/1/2013...............      10,796        10,558
$1.9 million note
 receivable with
 monthly interest
 payments at prime
 plus 1.6%, maturing
 on 4/15/2000...........       1,555         1,510
                           ---------     ---------
Total notes receivable..     $15,201       $15,010
                           =========     =========

NOTE 4 - LONG-TERM BORROWINGS

     At June 30, 1996 and December 31, 1995, long-term borrowings consisted of the following (amounts in thousands):


                                                                         1996        1995
                                                                       --------    --------
$100.0 million mortgage note payable with monthly interest only
 payments at LIBOR plus 1.05%, maturing on 3/3/98 (a)..............    $100,000    $100,000
First mortgage loan with monthly principal and interest payments
 at 7.40%, maturing on 3/1/2004....................................       8,695       8,767
Purchase money note with structured principal and interest payments
 at an imputed rate of 7.38%, maturing on 7/13/2004................       1,334       1,516
First mortgage loan with monthly principal and interest payments
 at a rate of 7.48%, maturing on 8/1/2004..........................      24,703      24,859
$65.0 million first mortgage loan with monthly principal and
 interest payments at 8%, maturing on 8/18/2001....................      63,464      63,924
                                                                       --------    --------
Total collateralized borrowings....................................     198,196     199,066
$100.0 million line of credit at LIBOR plus 1.375% (b).............      38,000      12,900
                                                                       --------    --------
Total long-term borrowings.........................................    $236,196    $211,966
                                                                       ========    ========

(a) In December 1995, the Company entered into an agreement fixing the London Interbank Offered Rate ("LIBOR") on the $100.0 million mortgage note payable (the "Mortgage Debt") at 5.24% effective January 10, 1996 through January 10, 1997. The value of this agreement is impacted by changes in the market rate of interest. Had the agreement been entered into on June 30, 1996, the applicable LIBOR swap rate would have been 5.6%. Each 0.01% increase or decrease in the applicable swap rate for this agreement increases or decreases the value of the agreement entered into by the Company versus its current value by approximately $7,000.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - LONG-TERM BORROWINGS (CONTINUED)

     The Company has an interest rate cap for the term of the Mortgage Debt which eliminates exposure to increases in LIBOR over 6%, plus 1.05%. In connection with the agreement effective January 10, 1996, discussed above, the Company sold a portion of the interest rate cap related to 1996 and recorded a non-cash loss of approximately $650,000 in the fourth quarter of 1995. As of June 30, 1996, the fair market value of the interest rate cap was approximately $499,000 as compared to book value of $762,000.

     In July 1995, the Company entered into an interest rate swap agreement (the "Swap") beginning at the maturity of the Mortgage Debt fixing LIBOR on the refinancing of the Mortgage Debt at 6.4% for the period 1998 through 2003. The cost of the Swap consisted only of legal costs which were deemed immaterial.
In the event that the Company does not refinance the Mortgage Debt, the risk associated with the Swap is that the Company would be obligated to perform its obligations under the terms of the Swap or would have to pay to terminate the Swap. In either event, the impact of such transaction would be reflected in the Company's statement of operations. The value of the Swap is impacted by changes in the market rate of interest. Had the Swap been entered into on June 30, 1996, the applicable LIBOR swap rate would have been 7.03%. Each 0.01% increase or decrease in the applicable swap rate for the Swap increases or decreases the value of the Swap entered into by the Company versus its current value by approximately $38,000.

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

As of June 30, 1996, the carrying value of the property collateralizing the long-term borrowings was approximately $457 million.

NOTE 5 - STOCK OPTIONS

     Pursuant to the Amended and Restated 1992 Stock Option and Stock Award Plan (the "Plan") as discussed in Note 12 to the 1995 Annual Report on Form 10-K, certain officers, directors, key employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the six months ended June 30, 1996, Options for 27,000 shares of common stock were exercised.

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

     The Company elected to continue to account for stock-based compensation using the intrinsic value method. As such, SFAS No. 123 did not have an impact on the Company's results of operations or financial position for the six months ended June 30, 1996. The pro-forma information required by SFAS No. 123 will be included in the footnotes to the Company's 1996 year-end consolidated financial statements.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     There have been no new or significant developments related to the commitments and contingencies that were discussed in the 1995 Annual Report on Form 10-K.

                      MANUFACTURED HOME COMMUNITIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the quarter and six months ended June 30, 1996 compared to the corresponding periods in 1995. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 1995 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

COMPARISON OF  THREE MONTHS ENDED JUNE 30, 1996 TO THREE MONTHS ENDED JUNE 30,
1995

     Since June 30, 1995, the gross investment in rental property has increased from $543 million to $575 million due to the acquisition of Waterford on February 28, 1996 and Candlelight Village on May 9, 1996, partially offset by the sale of one property in September 1995. The total number of sites has increased from 25,432 as of June 30, 1995 to 26,820 as of June 30, 1996.

     The following table summarizes certain weighted average occupancy statistics for the three months ended June 30, 1996 and 1995. "Core Portfolio" represents an analysis of properties owned during both periods of comparison.


                             Core Portfolio    Total Portfolio
                            ----------------  ------------------
                              1996     1995     1996      1995
                            -------- -------- --------  --------
Total sites                  25,560   25,323    26,598    25,323
Occupied sites               24,055   23,750    24,953    23,750
Occupancy %                   94.1%    93.8%     93.8%     93.8%
Monthly base rent per site     $311     $296      $310      $296

     Base rental income ($23.2 million) increased $1.7 million or 7.9%. For the Core Portfolio, base rental income increased approximately $1.4 million or 6.4%, reflecting a 5.1% increase in base rental rates and a 1.3% increase related to occupancy. Base rental income at Waterford and Candlelight Village was approximately $728,000 for the quarter ended June 30, 1996. Partially offsetting this increase was a $140,000 decrease in base rental income resulting from the sale of two properties in 1995.

     The increase in monthly base rent per site reflected annual rent increases which went into effect in the first quarter of 1996 at approximately 72% of the properties and in the second quarter of 1996 at 11% of the properties, as well as annual rent increases that occurred in the last six months of 1995. The 1.3% increase in occupied sites for the Core Portfolio was primarily due to improved occupancy in the Southeastern Region's expansion communities.

     Utility and other income ($2.2 million) increased $258,000 or 13% primarily due to increased real estate pass-on income relative to increased real estate taxes at certain of the properties.

     Interest income ($591,000) decreased $8,000 or 1.3%, primarily due to a decrease in interest earned on short-term investments, partially offset by interest earned on the 1996 Employee Notes. Short-term investments had average balances for the quarters ended June 30, 1996 and 1995 of approximately $3.5 million and $12.3 million, respectively, which earned interest income at an effective rate of 5.2% and 4.3% per annum, respectively. As of June 30, 1996, the Company had cash and cash equivalents and short-term investments of approximately $6.7 million.

                      MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     Property operating and maintenance expenses ($7.1 million) increased $439,000 or 6.6%. Waterford and Candlelight Village comprised $205,000 of this increase. The remaining $246,000 increase was primarily due to an increase in utility expense of approximately $219,000 and an increase in repairs and maintenance of approximately $151,000, partially offset by a decrease in
property payroll of $146,000.   Property operating and maintenance expenses
represented 27.2% of total revenues in 1996 and 27.6% in 1995.

     Real estate taxes ($2.0 million) increased $29,000 or 1.5% due to the expected increase in assessed values at certain properties in 1996. Real estate taxes represented 7.7% of total revenues in 1996 and 8.2% in 1995.

     Property management expenses ($1.0 million) decreased $110,000 or 9.6%. The decrease was primarily due to an overall decrease in expenses resulting from staffing reductions which occurred in 1995. Property management expenses represented 4.0% of total revenues in 1996 and 4.8% in 1995.

     General and administrative expenses ("G&A") ($981,000) decreased $77,000 or 7.3%. The decrease in expense resulted from staffing reductions which occurred in 1995, partially offset by an increase in travel costs related to a more active acquisition effort. G&A expenses represented 3.8% of total revenues in 1996 and 4.4% in 1995.

     Interest expense ($4.2 million) decreased by $222,000 or 5.1%. The decrease was due to a decrease in the effective interest rate. The effective interest rates were 7.2% and 7.7% for the quarters ended June 30, 1996 and 1995, respectively. The weighted average outstanding debt balances for the quarters ended June 30, 1996 and 1995 were $232.0 million and $226.2 million,
respectively.   Interest expense represented 15.9% of total revenues in 1996 and 18.1% in 1995.

     In December 1995, the Company entered into an agreement fixing the LIBOR rate on the Mortgage Debt at 5.24% effective January 10, 1996 through January 10, 1997. The value of this agreement is impacted by changes in the market rate of interest. Had the agreement been entered into on June 30, 1996, the applicable LIBOR swap rate would have been 5.6%. Each 0.01% increase or decrease in the applicable swap rate for this agreement increases or decreases the value of the agreement entered into by the Company versus its current value by approximately $7,000.

     The Company has an interest rate cap for the term of the Mortgage Debt which eliminates exposure to increases in LIBOR over 6%, plus 1.05%. In connection with the agreement effective January 10, 1996, discussed above, the Company sold a portion of the interest rate cap related to 1996 and recorded a non-cash loss of approximately $650,000 in the fourth quarter of 1995. As of June 30, 1996, the fair market value of the interest rate cap was approximately $499,000 as compared to book value of $762,000.

     In July 1995, the Company entered into the Swap beginning at the maturity of the Mortgage Debt fixing LIBOR on the refinancing of the Mortgage Debt at 6.4% for the period 1998 through 2003. The cost of the Swap consisted only of legal costs which were deemed immaterial. In the event that the Company does not refinance the Mortgage Debt, the risk associated with the Swap is that the Company would be obligated to perform its obligations under the terms of the Swap or would have to pay to terminate the Swap. In either event, the impact of such transaction would be reflected in the Company's statement of operations. The value of the Swap is impacted by changes in the market rate of interest. Had the Swap been entered into on June 30, 1996, the applicable LIBOR swap rate would have been 7.03%. Each 0.01% increase or decrease in the applicable swap rate for the Swap increases or decreases the value of the Swap entered into by the Company versus its current value by approximately $38,000.

                      MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     On May 7, 1996, the Company amended its credit agreement on the $50.0 million line of credit ("Credit Facility") increasing the Credit Facility to $100.0 million at LIBOR plus 1.375% and extended the maturity date to August 17, 1998. In addition, the fee on the average unused amount was reduced to 0.15% of such amount from 0.25%. The Company repaid $3.0 million under the Credit Facility on July 10, 1996, and borrowed an additional $1.0 million on July 31, 1996.

     Amortization of deferred financing costs ($296,000) decreased $134,000 or 31.2% as a result of the sale of the portion of the interest rate cap on the Mortgage Debt related to 1996 (see discussion above). Amortization of deferred financing costs represented 1.1% of total revenues in 1996 and 1.8% in 1995.

     Depreciation expense ($3.9 million) increased $297,000 or 8.3%. Depreciation expense on corporate assets was approximately $124,000 and $96,000 for the quarters ended June 30, 1996 and 1995, respectively. Depreciation expense represented 14.9% of total revenues in 1996 and 1995.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS ENDED JUNE 30, 1995

     The acquisition of Waterford and Candlelight Village in 1996 increased base rental income, property operating and maintenance expenses, real estate taxes and depreciation for the six months ended June 30, 1996. These increases were partially offset by the sale of two properties in 1995.

     The following table summarizes certain weighted average occupancy statistics for the six months ended June 30, 1996 and 1995. "Core Portfolio" represents an analysis of properties owned during both periods of comparison.


                             Core Portfolio     Total Portfolio
                            ----------------   -----------------
                              1996     1995      1996      1995
                            -------- -------   --------   ------
Total sites                  25,557   25,338    26,198    25,338
Occupied sites               24,031   23,700    24,581    23,700
Occupancy %                   94.0%    93.5%     93.8%     93.5%
Monthly base rent per site     $310     $295      $310      $295

     Base rental income ($45.7 million) increased $3.0 million or 7.1%. For the Core Portfolio, base rental income increased approximately $2.8 million or 6.6%, reflecting a 5.1% increase in base rental rates and a 1.5% increase related to occupancy. Base rental income at Waterford and Candlelight Village was approximately $918,000 for the six months ended June 30, 1996. Partially offsetting this increase was a $396,000 decrease in base rental income resulting from the sale of two properties in 1995.

     The increase in monthly base rent per site reflected annual rent increases which went into effect in the first quarter of 1996 at approximately 72% of the properties and second quarter of 1996 at 11% of the properties, as well as annual rent increases that occurred in the last six months of 1995. The 1.4% increase in occupied sites for the Core Portfolio was primarily due to improved occupancy in the Southeastern Region's expansion communities.

     Utility and other income ($4.5 million) increased $243,000 or 5.4% primarily due to increased real estate tax pass-on income relative to increased real estate taxes at certain of the properties.

                      MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     Interest income ($1.2 million) increased $13,000 or 1.1%, primarily due to interest earned on the $1.9 million of notes receivable funded by the Company in April 1995 and the 1996 Employee Notes granted on January 2, 1996, partially offset by a decrease in interest earned on short-term investments. Short-term investments had average balances for the six months ended June 30, 1996 and 1995 of approximately $3.4 million and $10.0 million, respectively, which earned interest income at an effective rate of 5.3% and 4.3% per annum, respectively.

     Property operating and maintenance expenses ($14.0 million) increased $418,000 or 3.1%. Waterford and Candlelight Village comprised $258,000 of this increase. The remaining $160,000 increase was primarily due to an increase in utility expense of approximately $380,000, an increase in insurance and other expenses of approximately $188,000, and an increase in repairs and maintenance of $118,000, partially offset by a decrease in property payroll of $491,000. Property operating and maintenance expenses represented 27.1% of total revenues in 1996 and 28.1% in 1995.

     Real estate taxes ($4.0 million) increased $122,000 or 3.1% due to the expected increase in assessed values at certain properties in 1996. Real estate taxes represented 7.8% of total revenues in 1996 and 8.1% in 1995.

     Property management expenses ($2.2 million) decreased $223,000 or 9.1%. The decrease was primarily due to a decrease in management company payroll. In late March 1995, the Company closed certain of its regional offices and reduced staffing at the corporate office which decreased management company payroll. Partially offsetting this decrease was the receipt in 1995 of a termination fee related to certain fee-managed contracts. Property management expenses represented 4.3% of total revenues in 1996 and 5.1% in 1995.

     G&A ($2.0 million) decreased $429,000 or 18.0%.  The decrease was due to:
(i) decreased professional fees resulting from the write-off in the first six months of 1995 of legal due diligence and related costs associated with acquisitions which did not materialize; (ii) decreased public company costs, and (iii) decreased income and franchise taxes. G&A represented 3.8% of total revenues in 1996 and 4.9% in 1995.

     Interest expense ($8.1 million) decreased by $568,000 or 6.6%. The decrease was due to a decrease in the effective interest rate. The effective interest rates were 7.2% and 7.64% for the six months ended June 30 1996 and 1995, respectively. The weighted average outstanding debt balances for the six months ended June 30, 1996 and 1995 were $225.1 million and $226.4 million, respectively. Interest expense represented 15.7% of total revenues in 1996 and 17.9% in 1995.

     Amortization of deferred financing costs ($564,000) decreased $680,000 or 54.7% primarily due to the write-off in 1995 of approximately $385,000 of loan costs related to the $50 million line of credit with General Electric Credit Corp. which expired in March 1995. In addition, the Company sold a portion of the interest rate cap on the Mortgage Debt related to 1996. Amortization of deferred financing costs represented 1.1% of total revenues in 1996 and 2.6% in 1995.

     Depreciation expense ($2.5 million) increased $363,000 or 5.1%. Depreciation expense on corporate assets was approximately $220,000 and $166,000 for the six months ended June 30, 1996 and 1995, respectively. Depreciation expense represented 14.6% of total revenues in 1996 and 14.9% in 1995.

                      MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $102,000 when compared to December 31, 1995. The major components of this increase were the $25.6 million borrowings under the line of credit and increased cash provided by operating activities, partially offset by the acquisition of Waterford and Candlelight, payment of distributions, purchase of short-term investments, and improvements to rental properties.

     Net cash provided by operating activities increased $4.2 million from $23.5 million for the six months ended June 30, 1995 to $27.7 million for the same period in 1996. This increase reflected a $2.0 million increase in Funds From Operations ("FFO"), as discussed below, and decreased prepaid expenses.

     FFO was defined by the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 as net income (computed in accordance with generally accepted accounting principles ["GAAP"]), before allocation to minority interests, plus real estate depreciation and after adjustments for significant non-recurring items, if any. In the first quarter of 1996, the Company adopted this new definition of FFO which is effective for periods ending after December 31, 1995. Prior to this adoption, FFO was defined as income before allocation to minority interests plus certain non-cash items, primarily depreciation and amortization. Funds available for distribution ("FAD") is defined as FFO less non-revenue producing capital expenditures. The Company believes that FFO and FAD are useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, they provide investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO and FAD in and of themselves do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs.

     The following table presents a calculation of FFO and FAD for the quarters and six months ended June 30, 1996 and 1995:




                                                        For the            For the
                                                     Quarters Ended    Six Months Ended
                                                        June 30,           June 30,
                                                   ---------------  --------------------
                                                     1996    1995     1996        1995
                                                   -------- ------  --------    --------
Computation of funds from operations:
 Income before allocation to
  minority interests............................    $6,666  $5,364   $13,223      $9,362
   Depreciation on real estate assets...........     3,763   3,507     7,323       7,014
    Amortization of non recurring items.........       ---     ---       ---         385
    Gain on sale of assets......................       ---    (435)      ---        (435)
                                                   -------  ------  --------    --------
    Funds from operations (a)...................   $10,429  $8,436   $20,546     $16,326
                                                   =======  ======  ========    ========
Computation of funds available for distribution:
 Funds from operations (a)......................   $10,429  $8,436   $20,546     $16,326
  Non-revenue producing improvements -
   rental properties............................      (815)   (377)   (1,461)     (1,151)
                                                   -------  ------  --------    --------
Funds available for distribution................    $9,614  $8,059   $19,085     $15,175
                                                   =======  ======  ========    ========

(a) FFO for the quarter and six months ended June 30, 1995 has been restated pursuant to the new definition of FFO adopted by the Company for periods ending after December 31, 1995.

                      MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Net cash used in investing activities increased $27.9 million from $7.8 million for the six months ended June 30, 1995 to $35.7 million for the six months ended June 30, 1996 primarily due to the acquisition of Waterford and Candlelight Village, partially offset by a decrease in the purchase of short-term investments.

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

     On May 9, 1996, the Company funded a recourse real estate loan for $6,050,000 to the partnership which owns Candlelight Village, located in Columbus, Indiana. The loan has an interest rate of 9.5%, 9.75% and 10% for the first, second and third years of the loan, respectively, which interest is payable monthly. Interest and principal are guaranteed by the general partner of the partnership which owns Candlelight Village. The loan matures May 8, 1999 at which time the Company has the option to purchase Candlelight Village. Candlelight Village consists of 512 sites and 73 expansion sites. For financial accounting purposes, the Company accounts for the loan as an investment in real estate.

     Capital expenditures for improvements were approximately $3.1 million for the six months ended June 30, 1996 compared to $3.0 million for the six months ended June 30, 1995. Of the $3.1 million, approximately $1.5 million represented improvements to existing sites. The Company anticipates spending approximately $2.0 million on improvements to existing sites during the remainder of 1996. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maximize rental rates charged to new and renewing residents. Of the remaining $1.6 million, $1.1 million represented costs to develop expansion sites at certain of the Company's properties and $542,000 represented costs associated with the Company's conversion to a new accounting software system and other corporate headquarter expenditures. The Company is currently developing an additional 161 sites which should be available for occupancy in 1996.

     Net cash provided by (used in) financing activities increased $23.8 million from $(15.6) million for the six months ended June 30, 1995 to $8.1 million for the six months ended June 30, 1996 primarily due to $25.6 million of borrowings under the line of credit for the acquisitions of Waterford and Candlelight.

     Distributions to common stockholders and minority interests remained relatively stable at $16.4 million and $16.0 million for the six months ended June 30, 1996 and 1995, respectively. On January 12, 1996, the Company paid a $0.295 per share distribution for the fourth quarter of 1995 to stockholders of record on December 29, 1995. The Company paid a $0.305 per share distribution on April 12, 1996 and July 12, 1996, for the quarters ended March 31, 1996 and June 30, 1996, respectively, to stockholders of record on March 29, 1996 and June 28, 1996, respectively. Return of capital on a GAAP basis was $0.065 and $0.075 for the quarters ended March 31, 1996 and June 30, 1996, respectively.

     On January 2, 1996, certain members of management of the Company each entered into subscription agreements with the Company to acquire a total of 270,000 shares of the Company's common stock at $17.375 per share, the market price on that date. The Company received from these individuals the 1996 Employee Notes in exchange for their shares. The 1996 Employee Notes accrue interest at 5.91%, mature on January 2, 2005, and are recourse against the employees in the event the pledged shares are insufficient to repay the obligations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

            10.1 Second Amended and Restated MHC Operating Limited Partnership
                 Agreement of Limited Partnership, dated as of March 15, 1996

            27   Financial Data Schedule

        (b) Reports on Form 8-K:

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                MANUFACTURED HOME COMMUNITIES, INC.


                BY:  /s/ Thomas P. Heneghan
                     ------------------------------------------
                     Thomas P. Heneghan
                     Vice President and Chief Financial Officer
                     (a duly authorized officer and Chief
                     Accounting Officer of the Company)




DATE: August 9, 1996