Form 10-Q
period 1996-09-30
MANUFACTURED HOME COMMUNITIES INC
filed 1996-11-12
CIK 895417

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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


          24,703,640 SHARES OF COMMON STOCK AS OF  OCTOBER 31, 1996.

                      MANUFACTURED HOME COMMUNITIES, INC.

                               TABLE OF CONTENTS


                                                   PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


INDEX TO FINANCIAL STATEMENTS
                                                                                                               Page
                                                                                                               ----
    Consolidated Balance Sheets as of  September 30, 1996 and December 31, 1995................................  3

    Consolidated Statements of Operations for the nine months and quarters ended September 30, 1996 and 1995...............................................................  4

    Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995................  5

    Notes to Consolidated Financial Statements.................................................................  6


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................................................. 11


                                                    PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................................................................... 18

ITEM 6.  Exhibits and Reports on Form 8-K...................................................................... 18


                      MANUFACTURED HOME COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                     September 30, December 31,
                                                                        1996          1995
                                                                      --------      --------
ASSETS
Investment in rental property:
    Land......................................................        $133,995      $127,229
    Land improvements.........................................         355,067       328,667
    Buildings and other depreciable property..................          88,134        87,059
                                                                      --------      --------
                                                                       577,196       542,955
    Accumulated depreciation..................................         (67,555)      (56,403)
                                                                      --------      --------
      Net investment in rental property.......................         509,641       486,552
Cash and cash equivalents.....................................           2,307           760
Short-term investments (at cost, which approximates market)...           3,779         1,682
Marketable securities (at fair value).........................          10,302           ---
Notes receivable..............................................          15,303        15,010
Investment in and advances to affiliates......................           9,877        10,987
Rents receivable..............................................             855           935
Deferred financing costs, net.................................           2,667         3,268
Prepaid expenses and other assets.............................           2,898         3,430
Due from affiliates...........................................             199           501
                                                                      --------      --------
    Total assets..............................................        $557,828      $523,125
                                                                      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Mortgage notes payable....................................        $197,847      $199,066
    Line of credit............................................          43,000        12,900
    Accounts payable and accrued expenses.....................          16,282         8,759
    Accrued interest payable..................................           1,316         1,258
    Rents received in advance and security deposits...........           3,814         1,792
    Distributions payable.....................................           8,364         7,998
    Due to affiliates.........................................             186           547
                                                                      --------      --------
      Total liabilities.......................................         270,809       232,320
                                                                      --------      --------
Commitments and contingencies

Minority interests............................................          28,816        29,305
                                                                      --------      --------
Stockholders' equity:
    Preferred stock, $.01 par value
      10,000,000 shares authorized; none issued...............             ---           ---
    Common stock, $.01 par value
      50,000,000 shares authorized; 24,703,640 and
      24,502,877 shares issued and 24,703,640 and 24,393,149
      shares outstanding for 1996 and 1995, respectively......             246           244
    Paid-in capital...........................................         291,833       288,533
    Unrealized gain on available-for-sale securities..........             274           ---
    Treasury stock, 109,728 shares of common stock............             ---        (1,987)
    Employee notes............................................          (6,185)       (1,565)
    Distributions in excess of accumulated earnings...........         (27,965)      (23,725)
                                                                      --------      --------
      Total stockholders' equity..............................         258,203       261,500
                                                                      --------      --------

    Total liabilities and stockholders' equity................        $557,828      $523,125
                                                                      ========      ========


    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS AND QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                     For the Nine Months Ended       For the Quarter Ended
                                                           September 30,                 September 30,
                                                     -------------------------      ----------------------
                                                       1996           1995           1996            1995
                                                     --------        ---------      -------        -------
REVENUES
    Base rental income........................        $69,089        $63,768        $23,429        $21,397
    Utility and other income..................          6,601          6,535          2,062          2,089
    Equity in income of affiliates............            513            795            306            493
    Interest income...........................          1,802          1,766            611            588
                                                      -------        -------        -------        -------
      Total revenues..........................         78,005         72,864         26,408         24,567
                                                      -------        -------        -------        -------
EXPENSES
    Property operating and maintenance........         21,004         20,507          7,006          6,928
    Real estate taxes.........................          6,048          5,619          2,032          1,725
    Property management.......................          3,272          3,537          1,047          1,089
    General and administrative................          2,955          3,489          1,003          1,108
    Interest:
      Interest incurred.......................         12,265         12,845          4,189          4,201
      Amortization of deferred
       financing costs........................            802          1,674            238            430
    Depreciation..............................         11,291         10,780          3,748          3,600
                                                      -------        -------        -------        -------
      Total expenses..........................         57,637         58,451         19,263         19,081
                                                      -------        -------        -------        -------
    Income from operations....................         20,368         14,413          7,145          5,486
    Gain on sale of properties................            ---          1,273            ---            838
                                                      -------        -------        -------        -------
    Income before allocation to
      minority interests......................         20,368         15,686          7,145          6,324
    (Income) allocated to minority interests..         (2,019)        (1,569)          (708)          (633)
                                                      -------        -------        -------        -------
    Net income................................        $18,349        $14,117        $ 6,437        $ 5,691
                                                      =======        =======        =======        =======
    Net income per weighted average common
      share outstanding.......................        $   .74        $   .58        $   .26        $   .23
                                                      =======        =======        =======        =======
    Distributions declared
      per common share outstanding............        $  .915        $  .885        $  .305        $  .295
                                                      =======        =======        =======        =======
    Weighted average common shares outstanding         24,683         24,346         24,697         24,372
                                                      =======        =======        =======        =======


   The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                         1996         1995
                                                                       --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.......................................................  $ 18,349     $ 14,117
    Adjustments to reconcile net income to
     cash provided by operating activities:
       Income allocated to minority interests........................     2,019        1,569
       Depreciation and amortization expense.........................    12,093       12,454
       Equity in income of affiliates................................      (513)        (795)
       (Gain) on sale of rental properties...........................       ---       (1,273)
       Decrease in rents receivable..................................        80          587
       Decrease (increase) in prepaid expenses and other assets......       401         (388)
       Increase in accounts payable and accrued expenses.............     7,220        7,012
       Increase in rents received in advance and security deposits...     2,022        2,082
                                                                       --------     --------
    Net cash provided by operating activities........................    41,671       35,365
                                                                       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Purchase) redemption of short-term investments, net.............    (2,097)       5,565
    Purchase of marketable securities................................   (10,028)         ---
    Distributions from affiliates....................................     1,623          156
    Collection of principal payments on notes receivable.............       140        1,625
    Acquisition of rental properties.................................   (28,968)        (600)
    Improvements:
       Improvements - corporate......................................      (758)        (546)
       Improvements - rental properties..............................    (2,755)      (2,062)
       Site development costs........................................    (1,899)      (1,934)
    Net proceeds from sale of rental property........................       ---        4,820
                                                                       --------     --------
    Net cash (used in) provided by investing activities..............   (44,742)       7,024
                                                                       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from exercise of stock options......................       514          713
    Distributions to common stockholders and minority interests......   (24,708)     (23,971)
    Treasury stock acquired..........................................       ---       (1,987)
    Collection of principal payments on employee notes...............        72        2,466
    Proceeds from line of credit.....................................    33,600          ---
    Repayments on mortgage notes payable and line of credit..........    (4,719)     (14,867)
    Debt issuance costs and other....................................      (141)        (221)
                                                                       --------     --------
    Net cash provided by (used in) financing activities..............     4,618      (37,867)
                                                                       --------     --------
Net increase in cash and cash equivalents............................     1,547        4,522
Cash and cash equivalents, beginning of period.......................       760        1,924
                                                                       --------     --------
Cash and cash equivalents, end of period.............................  $  2,307     $  6,446
                                                                       ========     ========
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest.............................  $ 12,207     $ 12,199
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

NOTE 1 - RENTAL PROPERTY

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

     On October 23, 1996, the Company acquired two properties, Casa del Sol Resort No. 1 and Casa del Sol Resort No. 2 (collectively, the "Casa del Sol Resorts"), located near Phoenix, Arizona, for a purchase price of approximately $17 million. The acquisition was funded with a borrowing under the Company's line of credit with a bank. The Casa del Sol Resorts consist of 485 sites.

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

     Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of" ("SFAS No. 121") is effective for fiscal years beginning after December 15, 1995. The Company evaluates rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a rental property is less than its carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to fair value. For the quarter and nine months ended September 30, 1996, permanent impairment conditions did not exist at any of the Company's properties.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - NOTES RECEIVABLE

     At September 30, 1996 and December 31, 1995, notes receivable consisted of the following (amounts in thousands):

                                                                                 1996          1995
                                                                                -------       -------
     $2.0 million note receivable with monthly principal and interest
      payments at 9.0%, maturing on 6/10/2003............................       $ 1,639       $ 1,768

     $1.2 million purchase money notes with monthly principal and
      interest payments at 7%, maturing on 4/30/2001.....................         1,164         1,174

     $10 million leasehold mortgage loan with interest accruing at a stated rate of 12.5% with a pay rate of 8.5%, maturing on
      9/1/2013...........................................................        10,922        10,558

     $1.9 million note receivable with monthly interest payments at
      prime plus 1.6%, maturing on 4/15/2000.............................         1,578         1,510
                                                                                -------       -------
     Total notes receivable..............................................       $15,303       $15,010
                                                                                =======       =======

NOTE 3 - LONG-TERM BORROWINGS

     At September 30, 1996 and December 31, 1995, long-term borrowings consisted of the following (amounts in thousands):

                                                                                 1996          1995
                                                                               --------      --------
     $100.0 million mortgage note payable with monthly interest only
      payments at LIBOR plus 1.05%, maturing on 3/3/98 (a)...............      $100,000      $100,000

     First mortgage loan with monthly principal and interest payments
      at 7.40%, maturing on 3/1/2004.....................................         8,658         8,767

     Purchase money note with structured principal and interest payments
      at an imputed rate of 7.38%, maturing on 7/13/2004.................         1,334         1,516

     First mortgage loan with monthly principal and interest payments
      at a rate of 7.48%, maturing on 8/1/2004...........................        24,628        24,859

     $65.0 million first mortgage loan with monthly principal and
      interest payments at 8%, maturing on 8/18/2001.....................        63,227        63,924
                                                                               --------      --------
     Total collateralized borrowings.....................................       197,847       199,066

     $100.0 million line of credit at LIBOR plus 1.375% (b)..............        43,000        12,900
                                                                               --------      --------
     Total long-term borrowings..........................................      $240,847      $211,966
                                                                               ========      ========

(a) In December 1995, the Company entered into an agreement fixing the London Interbank Offered Rate ("LIBOR") on the $100.0 million mortgage note payable (the "Mortgage Debt") at 5.24% effective January 10, 1996 through January 10, 1997. The value of this agreement is impacted by changes in the market rate of interest. Had the agreement been entered into on September 30, 1996, the applicable LIBOR swap rate would have been 5.6%. Each 0.01% increase or decrease in the applicable swap rate for this agreement increases or decreases the value of the agreement entered into by the Company versus its current value by approximately $3,400.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - LONG-TERM BORROWINGS (CONTINUED)

     The Company has an interest rate cap for the term of the Mortgage Debt which eliminates exposure to increases in LIBOR over 6%, plus 1.05%. In connection with the agreement effective January 10, 1996, discussed above, the Company sold a portion of the interest rate cap related to 1996 and recorded a non-cash write-off of approximately $650,000 in the fourth quarter of 1995. As of September 30, 1996, the fair market value of the interest rate cap was approximately $136,000 as compared to book value of $762,000.

     In July 1995, the Company entered into an interest rate swap agreement (the "Swap") beginning at the maturity of the Mortgage Debt fixing LIBOR on the refinancing of the Mortgage Debt at 6.4% for the period 1998 through 2003. The cost of the Swap consisted only of legal costs which were deemed immaterial.
In the event that the Company does not refinance the Mortgage Debt, the risk associated with the Swap is that the Company would be obligated to perform its obligations under the terms of the Swap or would have to pay to terminate the Swap. In either event, the impact of such transaction would be reflected in the Company's statement of operations. The value of the Swap is impacted by changes in the market rate of interest. Had the Swap been entered into on September 30, 1996, the applicable LIBOR swap rate would have been 6.9%. Each 0.01% increase or decrease in the applicable swap rate for the Swap increases or decreases the value of the Swap entered into by the Company versus its current value by approximately $39,000.

     In October 1996, the Company entered into an interest rate swap agreement fixing LIBOR on the Mortgage Debt at 5.57% effective January 1, 1997 through March 3, 1998. In connection with this agreement, the Company sold the remainder of the interest rate cap, discussed above, and will record a non-cash write-off of $482,000 in the fourth quarter of 1996.

(b) On May 7, 1996, the Company amended the credit agreement increasing the $50.0 million line of credit to $100.0 million at LIBOR plus 1.375% and extending the maturity date to August 17, 1998. In addition, the fee on the average unused amount was reduced to .15% of such amount from .25%. The Company paid a $200,000 loan fee which is being amortized over the remaining period of the amended agreement.

     As of September 30, 1996, the carrying value of the property collateralizing the long-term borrowings was approximately $334 million.

NOTE 4 - COMMON STOCK AND RELATED TRANSACTIONS

     The Company paid a $.305 per share distribution on April 12, 1996, July 12, 1996 and October 11, 1996, for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996, respectively, to stockholders of record on March 29, 1996, June 28, 1996 and September 27, 1996, respectively.

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

     In September 1996, the Company retired 109,728 shares of common stock which were held in treasury.

NOTE 5 - STOCK OPTIONS

     Pursuant to the Amended and Restated 1992 Stock Option and Stock Award Plan (the "Plan") as discussed in Note 12 to the 1995 Annual Report on Form 10-K, certain officers, directors, key employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the nine months ended September 30, 1996, Options for 38,332 shares of common stock were exercised.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - STOCK OPTIONS (CONTINUED)

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

     The Company elected to continue to account for stock-based compensation using the intrinsic value method. As such, SFAS No. 123 did not have an impact on the Company's results of operations or financial position for the nine months ended September 30, 1996. The pro-forma information required by SFAS No. 123 will be included in the footnotes to the Company's 1996 year-end consolidated financial statements.

NOTE 6 - PROPOSED MERGER

     On August 16, 1996, the Company offered to merge Chateau Properties, Inc. ("Chateau") with and into the Company in a transaction whereby each stockholder of Chateau would receive either $26.00 per Chateau common share (a "Share") in cash, the Company's common shares at a ratio of 1.15 of the Company's common shares for each Share or a combination of cash at $26.00 per Share and the Company's common shares at such ratio. On September 4, 1996, MHC Operating Limited Partnership ("MHC OP"), a limited partnership controlled by the Company, commenced a tender offer ("MHC Offer") to purchase all outstanding Shares of Chateau for $26.00 per Share in cash. The MHC Offer expired on November 6, 1996. In connection with the expiration, the Company offered a restructured merger proposal to Chateau that included an alternative of $26 cash or convertible preferred securities valued at $26. Pending the outcome of the Company's proposal, the Company has capitalized all costs related to the merger proposal. The restructured merger proposal is the subject of certain litigation as discussed in Note 7 below.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company is involved in a variety of legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on the financial condition or results of operations of the Company.

     On September 17, 1996 Chateau filed suit in the United States District Court for the District of Maryland against the Company and MHC OP alleging, among other things, that (i) the MHC Offer is in violation of the federal securities laws because it contains untrue statements of material fact and omits to state material facts and (ii) the Company and MHC OP have begun a proxy solicitation in opposition to Chateau's proposed merger with ROC Communities, Inc. ("ROC") and have made material misstatements of facts and omitted to disclose other material facts as part of that solicitation effort in violation of applicable federal law. The Company has filed counterclaims against Chateau and ROC and intends to vigorously defend itself against Chateau's claims which it believes are frivolous. At this time it is not possible to predict the outcome of these matters, but the Company does not anticipate that the impact of this litigation will be material.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     In a separate matter, residents of DeAnza Santa Cruz, a Property located in Santa Cruz, California, (the "City") previously brought several actions opposing certain fees and charges in connection with water service at the Property, specifically opposing a monthly "readiness to serve" charge. One group of residents, who have elected to be covered under the City's rent control ordinance ("Ordinance"), had their case heard before the City's rent control board. On June 29, 1995, the City's hearing officer found that the Company may charge only its actual costs. The Company appealed the decision of the hearing officer by means of a writ of mandamus to the Superior Court of the State of California (Case Number 130845) alleging that an internally consistent state statutory framework, including the California Mobilehome Residency Law, the California Public Utilities Code, and California Code of Regulations, requires the Company to charge residents exactly the same rates and charges as those tenants would pay if receiving water directly from the local water utility (i.e. including the monthly readiness to serve charge). The Superior Court issued judgment on July 23, 1996 denying the petition for writ of mandamus, finding no prejudicial abuse of discretion by the hearing officer, that the hearing officer's findings were supported by substantial evidence, and that the hearing officer proceeded within the proper jurisdiction.

     The court awarded costs of approximately $50,000 to the residents. The Company continues to believe that its fees and charges are consistent with the requirements of California law and will appeal the decision. The effect on the Company if the verdict is upheld would be a reduction in the fees and charges collected in connection with the provision of water service of less than $20,000 annually. The Company may also have to rebate such fees and charges collected since its acquisition of the Property in August, 1994. The impact of this decision on the financial condition or results of operations of the Company is not expected to be material.

     The Santa Cruz Homeowners Association, representing approximately fifteen residents not covered by the Ordinance, separately filed suit in the Superior Court of the State of California (Case Number 128001) opposing the same fees and charges in connection with water service and seeking damages arising out of the imposition of such monthly fees and charges. A trial date has been set for January 6, 1997 and the Company intends to vigorously defend itself in the matter. The Company believes that its fees and charges are consistent with the requirements of California law. Should the residents be successful, the impact on the financial condition or results of operations of the Company is not expected to be material.

                      MANUFACTURED HOME COMMUNITIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the quarter and nine months ended September 30, 1996 compared to the corresponding periods in 1995. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 1995 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Since September 30, 1995, the gross investment in rental property has increased from $543 million to $577 million due to the acquisition of Waterford on February 28, 1996 and the funding of the Candlelight Village loan, which was accounted for as a purchase, on May 9, 1996. The total number of sites has increased from 25,370 as of September 30, 1995 to 26,864 as of September 30, 1996.

     The following table summarizes certain weighted average occupancy statistics for the three months ended September 30, 1996 and 1995. "Core Portfolio" represents an analysis of properties owned during both periods of comparison.


                              Core Portfolio     Total Portfolio
                              --------------     ---------------
                               1996     1995      1996      1995
                               ----     ----      ----      ----

Total sites                  25,552   25,370    26,868    25,370
Occupied sites               24,113   23,826    25,252    23,826
Occupancy %                    94.4%    93.9%     94.0%     93.9%
Monthly base rent per site  $   312  $   298   $   309   $   298

     Base rental income ($23.4 million) increased $2.0 million or 9.5%. For the Core Portfolio, base rental income increased approximately $1.3 million or 6.1%, reflecting a 4.9% increase in base rental rates and a 1.2% increase related to occupancy. Base rental income at Waterford and Candlelight Village was approximately $834,000 for the quarter ended September 30, 1996. Partially offsetting this increase was a $107,000 decrease in base rental income resulting from the sale of two properties in 1995.

     The increase in monthly base rent per site reflected annual rent increases which went into effect in the first nine months of 1996 at approximately 91% of the properties, as well as annual rent increases that occurred in the last three months of 1995. The 1.2% increase in occupied sites for the Core Portfolio was primarily due to improved occupancy in the Southeastern Region's expansion communities.

     Utility and other income ($2.1 million) decreased $27,000 or 1.3% primarily due to a decrease in other income resulting from the one-time collection of water/sewer impact fees at one property in 1995, partially offset by increased utility income and real estate tax pass-ons.

     Interest income ($611,000) increased $23,000 or 3.9%, primarily due to interest earned on the 1996 Employee Notes granted on January 2, 1996, partially offset by decreased interest earned on short-term investments. Short-term investments had average balances for the quarters ended September 30, 1996 and 1995 of approximately $3.5 million and $6.6 million, respectively, which earned interest income at an effective rate of 5.6% and 5.5% per annum, respectively. As of September 30, 1996, the Company had cash and cash equivalents and short-term investments of approximately $6.1 million.

                      MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     Property operating and maintenance expenses ($7.0 million) increased $78,000 or 1.1%. Waterford and Candlelight Village comprised $186,000 of this increase, along with an increase in property payroll of approximately $48,000. Partially offsetting these increases was decreased utility expense of approximately $84,000 and decreased property general and administrative expense
of approximately $72,000.   Property operating and maintenance expenses
represented 26.5% of total revenues in 1996 and 28.2% in 1995.

     Real estate taxes ($2.0 million) increased $307,000 or 17.8% due to the expected increase in assessed values at certain properties in 1996. Real estate taxes represented 7.7% of total revenues in 1996 and 7.0% in 1995.

     Property management expenses ($1.0 million) decreased $42,000 or 3.9%. The decrease was primarily due to an overall decrease in expenses resulting from staffing reductions which occurred in 1995, partially offset by increased travel costs and computer software costs. Property management expenses represented 4.0% of total revenues in 1996 and 4.4% in 1995.

     General and administrative ("G&A") expenses ($1.0 million) decreased $105,000 or 9.5%. The decrease was primarily due to (i) decreased professional fees resulting from the write-off in the third quarter of 1995 of legal due diligence and related costs associated with acquisitions which did not materialize; (ii) decreased public company costs, and (iii) decreased income and franchise taxes. G&A expenses represented 3.8% of total revenues in 1996 and 4.5% in 1995.

     Interest expense ($4.2 million) decreased $12,000 or 0.3%. The decrease was due to a decrease in the interest rate on the Mortgage Debt resulting from the interest rate swap agreement entered into in December 1995 (see discussion below), partially offset by an increase in interest on the line of credit resulting from additional borrowings in 1996. The weighted average outstanding debt balances for the quarters ended September 30, 1996 and 1995 were $235.1 million and $224.4 million, respectively. The effective interest rates were 7.1% and 7.5% for the quarters ended September 30, 1996 and 1995, respectively. Interest expense represented 15.9% of total revenues in 1996 and 17.1% in 1995.

     In December 1995, the Company entered into an agreement fixing the LIBOR rate on the Mortgage Debt at 5.24% effective January 10, 1996 through January 10, 1997. The value of this agreement is impacted by changes in the market rate of interest. Had the agreement been entered into on September 30, 1996, the applicable LIBOR swap rate would have been 5.6%. Each 0.01% increase or decrease in the applicable swap rate for this agreement increases or decreases the value of the agreement entered into by the Company versus its current value by approximately $3,400.

     The Company has an interest rate cap for the term of the Mortgage Debt which eliminates exposure to increases in LIBOR over 6%, plus 1.05%. In connection with the agreement effective January 10, 1996, discussed above, the Company sold a portion of the interest rate cap related to 1996 and recorded a non-cash loss of approximately $650,000 in the fourth quarter of 1995. As of September 30, 1996, the fair market value of the interest rate cap was approximately $136,000 as compared to book value of $762,000.

                      MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     In July 1995, the Company entered into the Swap beginning at the maturity of the Mortgage Debt fixing LIBOR on the refinancing of the Mortgage Debt at 6.4% for the period 1998 through 2003. The cost of the Swap consisted only of legal costs which were deemed immaterial. In the event that the Company does not refinance the Mortgage Debt, the risk associated with the Swap is that the Company would be obligated to perform its obligations under the terms of the Swap or would have to pay to terminate the Swap. In either event, the impact of such transaction would be reflected in the Company's statement of operations. The value of the Swap is impacted by changes in the market rate of interest. Had the Swap been entered into on September 30, 1996, the applicable LIBOR swap rate would have been 6.9%. Each 0.01% increase or decrease in the applicable swap rate for the Swap increases or decreases the value of the Swap entered into by the Company versus its current value by approximately $39,000.

     In October 1996, the Company entered into an interest rate swap agreement fixing LIBOR on the Mortgage Debt at 5.57% effective January 1, 1997 through March 3, 1998. In connection with this agreement, the Company sold the remainder of the interest rate cap, discussed above, and will record a non-cash write-off of $482,000 in the fourth quarter of 1996.

     On May 7, 1996, the Company amended its credit agreement on the $50.0 million line of credit ("Credit Facility") increasing the Credit Facility to $100.0 million at LIBOR plus 1.375% and extending the maturity date to August 17, 1998. In addition, the fee on the average unused amount was reduced to 0.15% of such amount from 0.25%. The Company borrowed $18.5 million under the Credit Facility on October 23, 1996 to finance the acquisition of the Casa del Sol Resorts, located near Phoenix, Arizona, on such date.

     Amortization of deferred financing costs ($238,000) decreased $192,000 or 44.7% as a result of the sale of the portion of the interest rate cap on the Mortgage Debt related to 1996 (see discussion above). Amortization of deferred financing costs represented 0.9% of total revenues in 1996 and 1.8% in 1995.

     Depreciation expense ($3.7 million) increased $148,000 or 4.1%. Depreciation expense on corporate assets was approximately $122,000 and $84,000 for the quarters ended September 30, 1996 and 1995, respectively. Depreciation expense represented 14.2% of total revenues in 1996 and 14.6% in 1995.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     The acquisition of Waterford and the financing of Candlelight Village in 1996 increased base rental income, property operating and maintenance expenses, real estate taxes and depreciation for the nine months ended September 30, 1996. These increases were partially offset by the sale of two properties in 1995.

     The following table summarizes certain weighted average occupancy statistics for the nine months ended September 30, 1996 and 1995. "Core Portfolio" represents an analysis of properties owned during both periods of comparison.


                              Core Portfolio     Total Portfolio
                             ---------------     ---------------
                               1996     1995      1996      1995
                               ----     ----      ----      ----
Total sites                  25,555   25,348    26,432    25,348
Occupied sites               24,059   23,742    24,804    23,742
Occupancy %                    94.1%    93.7%     93.8%     93.7%
Monthly base rent per site  $   311  $   296   $   309   $   296

                      MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     Base rental income ($69.1 million) increased $5.3 million or 8.3%. For the Core Portfolio, base rental income increased approximately $4.1 million or 6.4%, reflecting a 5.0% increase in base rental rates and a 1.4% increase related to occupancy. Base rental income at Waterford and Candlelight Village was approximately $1,752,000 for the nine months ended September 30, 1996. Partially offsetting this increase was a $503,000 decrease in base rental income resulting from the sale of two properties in 1995.

     The increase in monthly base rent per site reflected annual rent increases which went into effect in the first nine months of 1996 at approximately 91% of the properties, as well as annual rent increases that occurred in the last three months of 1995. The 1.4% increase in occupied sites for the Core Portfolio was primarily due to improved occupancy in the Southeastern Region's expansion communities.

     Utility and other income ($6.6 million) increased $66,000 or 1.0% primarily due to increased utility income and real estate tax pass-on income, partially offset by decreased other income resulting from the one-time collection of water/sewer impact fees at one property in 1995.

     Interest income ($1.8 million) increased $36,000 or 2.0%, primarily due to interest earned on the 1996 Employee Notes granted on January 2, 1996, partially offset by a decrease in interest earned on short-term investments. Short-term investments had average balances for the nine months ended September 30, 1996 and 1995 of approximately $3.5 million and $8.9 million, respectively, which earned interest income at an effective rate of 5.4% and 4.8% per annum, respectively.

     Property operating and maintenance expenses ($21.0 million) increased $496,000 or 2.4%. Waterford and Candlelight Village comprised $454,000 of this increase, partially offset by a decrease in expense of $199,000 resulting from the sale of two properties in 1995. The remaining $241,000 increase was primarily due to an increase in utility expense of approximately $395,000, an increase in insurance and other expenses of approximately $222,000, and an increase in repairs and maintenance of $110,000, partially offset by a decrease in property payroll of $396,000 and property G&A expense of $90,000. Property operating and maintenance expenses represented 26.9% of total revenues in 1996 and 28.1% in 1995.

     Real estate taxes ($6.0 million) increased $430,000 or 7.7% due to the expected increase in assessed values at certain properties in 1996. Real estate taxes represented 7.8% of total revenues in 1996 and 7.7% in 1995.

     Property management expenses ($3.3 million) decreased $265,000 or 7.5%. The decrease was primarily due to a decrease in management company payroll as a result of the staffing reductions in 1995. Partially offsetting this decrease was the receipt in 1995 of a termination fee related to certain fee-managed contracts. Property management expenses represented 4.2% of total revenues in 1996 and 4.9% in 1995.

     G&A expenses ($3.0 million) decreased $534,000 or 15.3%. The decrease was due to: (i) decreased professional fees resulting from the write-off in the first nine months of 1995 of legal due diligence and related costs associated with acquisitions which did not materialize; (ii) decreased public company costs, and (iii) decreased income and franchise taxes. G&A expenses represented 3.8% of total revenues in 1996 and 4.8% in 1995.

     Interest expense ($12.3 million) decreased by $580,000 or 4.5%. The decrease was due to a decrease in the interest rate on the Mortgage Debt resulting from the interest rate swap agreement entered into in December 1995 (see discussion above). The effective interest rates were 7.2% and 7.6% for the nine months ended September 30, 1996 and 1995, respectively. The weighted average outstanding debt balances for the nine months ended September 30, 1996 and 1995 were $228.4 million and $225.8 million, respectively. Interest expense represented 15.7% of total revenues in 1996 and 17.6% in 1995.

                      MANUFACTURED HOME COMMUNITIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     Amortization of deferred financing costs ($802,000) decreased $872,000 or 52.1% primarily due to the write-off in 1995 of approximately $385,000 of loan costs related to the $50 million line of credit with General Electric Credit Corp. which expired in March 1995. In addition, the Company sold a portion of the interest rate cap on the Mortgage Debt related to 1996. Amortization of deferred financing costs represented 1.0% of total revenues in 1996 and 2.3% in 1995.

     Depreciation expense ($11.3 million) increased $511,000 or 4.7%. Depreciation expense on corporate assets was approximately $342,000 and $250,000 for the nine months ended September 30, 1996 and 1995, respectively. Depreciation expense represented 14.5% of total revenues in 1996 and 14.8% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $1.5 million when compared to December 31, 1995. The major components of this increase were the $33.6 million borrowings under the line of credit and increased cash provided by operating activities, partially offset by the acquisition of Waterford and the financing of Candlelight Village, payment of distributions, purchase of short-term investments and marketable securities, and improvements to rental properties.

     Net cash provided by operating activities increased $6.3 million from $35.4 million for the nine months ended September 30, 1995 to $41.7 million for the same period in 1996. This increase reflected a $6.0 million increase in funds from operations ("FFO"), as discussed below, an increase in the accrual for real estate taxes of which the Company expects to pay approximately $4.7 million in November, 1996, and decreased prepaid expenses.

     FFO was defined by the National Association of Real Estate Investment Trusts in March 1995 as net income (computed in accordance with generally accepted accounting principles ["GAAP"]), before allocation to minority interests, plus real estate depreciation and after adjustments for significant non-recurring items, if any. In the first quarter of 1996, the Company adopted this new definition of FFO which is effective for periods ending after December 31, 1995. Prior to this adoption, FFO was defined as income before allocation to minority interests plus certain non-cash items, primarily depreciation and amortization. Funds available for distribution ("FAD") is defined as FFO less non-revenue producing capital expenditures. The Company believes that FFO and FAD are useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, they provide investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO and FAD in and of themselves do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs.

                      MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The following table presents a calculation of FFO and FAD for the nine months and quarters ended September 30, 1996 and 1995 (amounts in the thousands):

                                                            For the Nine Months Ended     For the Quarters Ended
                                                                 September 30,                September 30,
                                                          ---------------------------   ------------------------
                                                              1996           1995          1996          1995
                                                          ---------        ----------   --------        --------
Computation of funds from operations:
    Income before allocation to
      minority interests.................................   $20,368        $15,686       $ 7,145        $6,324
        Depreciation on real estate assets...............    10,949         10,530         3,626         3,516
        Amortization of non recurring items..............       ---            385           ---           ---
        Gain on sale of assets...........................       ---         (1,273)          ---          (838)
                                                            -------        -------       -------        ------
    Funds from operations (a)............................   $31,317        $25,328       $10,771        $9,002
                                                            =======        =======       =======        ======

Computation of funds available for distribution:
    Funds from operations (a)............................   $31,317        $25,328       $10,771        $9,002
        Non-revenue producing improvements -
         rental properties...............................    (2,755)        (2,062)       (1,294)         (911)
                                                            -------        -------       -------        ------
Funds available for distribution.........................   $28,562        $23,266       $ 9,477        $8,091
                                                            =======        =======       =======        ======

     (a) FFO for the quarter and nine months ended September 30, 1995 has been restated pursuant to the new definition of FFO adopted by the Company for periods ending after December 31, 1995.

     Net cash used in investing activities increased $51.7 million from $7.0 million provided by investing activities for the nine months ended September 30, 1995 to $44.7 million used in investing activities for the nine months ended September 30, 1996, primarily due to the acquisition of Waterford and the financing of Candlelight Village and the purchase of marketable securities and short-term investments. During the third quarter of 1996, the Company purchased common stock of other companies ("Marketable Securities"). As of September 30, 1996, the Company recorded the Marketable Securities at a fair value of approximately $10.3 million based on stock prices as of that date.

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

                      MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Capital expenditures for improvements were approximately $5.4 million for the nine months ended September 30, 1996 compared to $4.5 million for the nine months ended September 30, 1995. Of the $5.4 million, approximately $2.8 million represented improvements to existing sites. The Company anticipates spending approximately $1.0 million on improvements to existing sites during the remainder of 1996. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maximize rental rates charged to new and renewing residents. Of the remaining $2.6 million, $1.9 million represented costs to develop expansion sites at certain of the Company's properties and $758,000 represented costs associated with the Company's conversion to a new accounting software system and other corporate headquarter expenditures. The Company is currently developing an additional 104 sites which should be available for occupancy in 1996.

     Net cash provided by financing activities increased $42.5 million from $37.9 million used in financing activities for the nine months ended September 30, 1995 to $4.6 million provided by financing activities for the nine months ended September 30, 1996 primarily due to $33.6 million of borrowings under the line of credit for the acquisition of Waterford and the financing of Candlelight Village.

     Distributions to common stockholders and minority interests remained relatively stable at $24.7 million and $24.0 million for the nine months ended September 30, 1996 and 1995, respectively. On January 12, 1996, the Company paid a $0.295 per share distribution for the fourth quarter of 1995 to stockholders of record on December 29, 1995. The Company paid a $0.305 per share distribution on April 12, 1996, July 12, 1996 and October 11, 1996, for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996, respectively, to stockholders of record on March 29, 1996, June 28, 1996 and September 27, 1996, respectively. Return of capital on a GAAP basis was $0.065, $0.065 and $0.045 for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996, respectively.

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

                      MANUFACTURED HOME COMMUNITIES, INC.



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The discussion in Note 7 of Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits:

            27      Financial Data Schedule

        (b)     Reports on Form 8-K:

            Form 8-K dated October 8, 1996, filed October 15, 1996, relating to Item 4 - "Changes in Registrant's Certifying Accountants" and
            Item 7 - "Financial Statements and Exhibits".

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




DATE: November 11, 1996
     ------------------