Form 10-K
period 1996-12-31
MANUFACTURED HOME COMMUNITIES INC
filed 1997-03-11
CIK 895417

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996

                                       or

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number:  1-11718

                      MANUFACTURED HOME COMMUNITIES, INC.
             (Exact name of registrant as specified in its charter)


            MARYLAND
(State or other jurisdiction of                         36-3857664
incorporation or organization)              (I.R.S. Employer Identification No.)

TWO NORTH RIVERSIDE PLAZA, SUITE 800, CHICAGO, ILLINOIS         60606
      (Address of principal executive offices)                (Zip Code)


                                 (312) 474-1122
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value                     The New York Stock Exchange
      (Title of Class)                    (Name of exchange on which registered)


       Securities registered pursuant to Section 12(g) of the Act:  None



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates was approximately $554.7 million as of February 14, 1997 based upon the closing price of $23.375 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

At February 14, 1997, 24,995,278 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 13, 1997.

                      MANUFACTURED HOME COMMUNITIES, INC.




                               TABLE OF CONTENTS



PART I.                                                                                              Page
                                                                                                     ----

    Item 1.   Business..................................................................................3
    Item 2.   Properties................................................................................7
    Item 3.   Legal Proceedings........................................................................12
    Item 4.   Submission of Matters to a Vote of Security Holders......................................13


PART II.

    Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters................14
    Item 6.   Selected Financial Data and Operating Information........................................14
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....17
    Item 8.   Financial Statements and Supplementary Data..............................................22
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....22


PART III.

    Item 10.  Directors and Executive Officers of the Registrant.......................................22
    Item 11.  Executive Compensation...................................................................22
    Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................22
    Item 13.  Certain Relationships and Related Transactions...........................................22


PART IV.

    Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K........................23

                                     PART I

ITEM 1. BUSINESS
                                  THE COMPANY

GENERAL

     Manufactured Home Communities, Inc. (together with its consolidated subsidiaries, the "Company") is a fully integrated company which owns and operates manufactured home communities. Manufactured home communities are residential developments designed and improved for the placement of detached, single-family manufactured homes which are produced off-site and installed within the community. The owner of each home leases the site on which it is located. Modern manufactured home communities are similar to typical residential subdivisions containing centralized entrances, paved streets, curbs and gutters and parkways. In addition, these communities often provide a clubhouse for social activities and recreation and other amenities, which may include swimming pools, shuffleboard courts, tennis courts, laundry facilities and cable television service. Utilities are provided or arranged for by the owner of the community. Some communities provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities.

     The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that has owned and operated manufactured home communities since 1969. As of December 31, 1996, the Company controlled a portfolio of 69 manufactured home communities (the "Properties") located throughout the United States containing 27,356 residential sites. The Properties are located in 19 states (with the number of Properties in each state shown parenthetically) -- Arizona (10), California (6), Colorado (8), Delaware (3), Florida (20), Illinois (1), Indiana (3), Iowa (1), Kansas (3), Maryland (1), Minnesota (1), Missouri (3), Montana (1), Nevada (3), New Mexico
(1), Oklahoma (1),  Pennsylvania (1), Virginia (1), and West Virginia (1).

     The Company has approximately 465 full-time employees dedicated to carrying out the Company's operating philosophy and strategies of value enhancement and service to residents. The Company typically utilizes a two-person management team (who reside at the Properties) for the on-site management of each of the Properties. Typically, clerical and maintenance workers are employed to assist these individuals in the management and care of the Properties. Direct supervision of on-site management is the responsibility of the Company's four regional vice presidents. These individuals have significant experience in addressing the needs of residents and in finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 45 corporate employees who assist on-site management in all property functions.

FORMATION OF THE COMPANY

     The Company, through certain of its subsidiaries, became the successor to the manufactured home community business of Mobile Home Communities, Inc. and certain affiliated entities (the "Original Owners") that owned 41 manufactured home communities (the "Original Properties") (collectively, such entities are referred to as the "Predecessor Business"). In November 1992, the Original Owners transferred their interests in the Original Properties, net of certain mortgage indebtedness, to the MHC Operating Limited Partnership (the "Operating Partnership"). On March 3, 1993, the Company completed an initial public offering of 10,120,000 shares of common stock, $.01 par value per share (the "Initial Offering").

     The Company is a Maryland corporation, which has elected to be taxed as a real estate investment trust ("REIT"). The Company generally will not be subject to Federal income tax to the extent it distributes its REIT taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT, its income is taxable at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income.

     The operations of the Company are conducted through certain entities which are owned or controlled by the Company. The Operating Partnership is the entity through which the Company conducts substantially all of its operations. Sub-partnerships of the Operating Partnership were created to: (i) facilitate mortgage financing (the "Financing Partnerships"); (ii) facilitate the Company's ability to provide financing to the owners of manufactured home communities ("Lending Partnership"); (iii) own the management operations of the Company ("Management Partnerships"); and (iv) own the assets and operations of certain utility companies which service the Properties ("MHC Systems"). The financial results of the Operating Partnership and sub-partnerships (together the "Subsidiaries") are consolidated in the Company's consolidated financial statements.

     In addition, since certain activities, if performed by the Company, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), the Company has invested in the non-voting preferred stock of various corporations which engage in such activities. Realty Systems, Inc. ("RSI") is engaged in the business of purchasing, selling, leasing and financing manufactured homes that are located or will be located in properties managed by the Company. RSI also provides brokerage services to residents at such properties. Typically residents move from a community but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the homes. RSI also leases homes to prospective residents with the expectation that the tenant eventually will purchase the home. LP Management Corp. leases from the Operating Partnership certain real property within or adjacent to certain of the Properties consisting of golf courses, pro shops, restaurants and campgrounds. LP Management Corp. pays a management fee to an independent contractor who manages
and operates these businesses.   The Company believes that RSI's and LP
Management Corp.'s (collectively, "Affiliates") activities benefit the Company by maintaining and enhancing occupancy at the Properties. The Company accounts for its investment in and advances to Affiliates using the equity method of accounting.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

     The Company seeks to maximize both current income and long-term growth in income. The Company focuses on manufactured home communities that have strong cash flow growth potential and expects to hold such properties for long-term investment and capital appreciation. These business objectives and their implementation are determined by the Company's Board of Directors and may be changed at any time. The Company's investment and operating approach includes:


    - Aggresively managing the Properties to increase operating margins through rent and/or occupancy increases and expense control;

    - Increasing income and property values by continuing the strategic expansion and, where appropriate, renovation of the Properties;

    - Utilizing management information systems to evaluate potential acquisitions, identify and track competing properties and monitor tenant satisfaction; and

    - Selectively acquiring manufactured home communities that have potential for long-term cash flow growth.


     The Company is committed to enhancing its reputation as the most respected brand name in the manufactured home community business. Its strategy is to own and operate the highest quality communities in premier locations across the United States. The focus is on creating an attractive residential environment for homeowners by providing a well-maintained, comfortable community with a variety of organized recreational and social activities and superior amenities. In addition, the Company regularly surveys rental rates of competing properties and conducts satisfaction surveys of residents to determine the factors residents consider most important in choosing a manufactured home community.

FUTURE ACQUISITIONS

     The Company believes that opportunities for property acquisitions are particularly attractive at this time because of increasing acceptability of and demand for manufactured homes and continued constraints on development of new manufactured home communities. The Company believes it has a competitive advantage in the acquisition of new communities due to its experienced management, significant presence in major real estate markets and substantial capital resources. The Company is actively seeking to acquire additional communities and currently is engaged in various stages of negotiations relating to the possible acquisition of a number of communities.

     The Company anticipates that newly acquired properties will be located in the United States. The Company utilizes market information systems to identify and evaluate acquisition opportunities, including a market data base to review the primary economic indicators of the various locations in which the Company expects to expand its operations. Acquisitions will be financed from the most appropriate sources of capital, which may include undistributed funds from operations, issuance of additional equity securities, sales of investments, collateralized and uncollateralized borrowings and issuance of debt securities. In addition, the Company may cause the Operating Partnership to issue OP Units to finance acquisitions. The Company believes that an ownership structure which includes the Operating Partnership will permit the Company to acquire additional manufactured home communities in transactions that may defer all or a portion of the sellers' tax consequences.

     When evaluating potential acquisitions, the Company will consider such factors as: (i) the replacement cost of the property; (ii) the geographic area and type of property; (iii) the location, construction quality, condition and design of the property; (iv) the current and projected cash flow of the property and the ability to increase cash flow; (v) the potential for capital appreciation of the property; (vi) the terms of tenant leases, including the potential for rent increases; (vii) the potential for economic growth and the tax and regulatory environment of the community in which the property is located; (viii) the potential for expansion of the physical layout of the property and/or the number of sites; (ix) the occupancy and demand by residents for properties of a similar type in the vicinity and the residents profile; (x) the prospects for liquidity through sale, financing or refinancing of the property; and (xi) competition from existing manufactured home communities and the potential for the construction of new communities in the area. The Company expects to purchase manufactured home communities with physical and market characteristics similar to the Properties in its current portfolio.

PROPERTY EXPANSIONS

     The Company will seek to increase the income generated from the Properties and from any additional properties acquired by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. Of the 69 Properties, six may be expanded consistent with existing zoning regulations. In 1997, the Company expects to complete Phase I of the Bulow Village expansion consisting of 104 sites. In addition, where appropriate, the Company will consider upgrading or adding facilities and amenities to certain Properties in order to make those Properties more attractive in their markets. As of December 31, 1996, the Company had approximately 2,293 expansion sites located in thirteen of the Properties, of which 163 sites were acquired in 1996. The Company filled 239 of the expansion sites in 1996 and expects to fill an additional 200 sites in 1997.

LEASES

     The typical lease entered into between the tenant and one of the Company's manufactured home communities for the rental of a site requires a security deposit and is month-to-month or year-to-year, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on state law, for non-payment of rent, violation of community rules and regulations or other specified defaults. Non-cancelable long-term leases, ranging from one to fifteen years, are in effect at certain sites within seven of the Properties. In addition, lifetime leases are in effect at certain sites within five of the Properties. These leases are subject to rent rate increases based on the Consumer Price Index, in some instances taking into consideration certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments are made on an annual basis.

REGULATIONS AND INSURANCE

     General. Manufactured home communities are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. The Company believes that each Property has the necessary permits and approvals to operate.

     Americans with Disabilities Act ("ADA"). The Properties and any newly acquired manufactured home communities must comply with the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that public facilities such as clubhouses, pools and recreation areas be made accessible to people with disabilities. Compliance with the ADA requirements has required removal of access barriers and other capital improvements at the Properties. Noncompliance could result in imposition of fines or an award of damages to private litigants. The Company has taken into account an estimate of funds required to make any changes required by the ADA in determining the appropriate level of reserves and the expected level of distributions and believes that such costs can be covered by funds from the operations of the Properties or established reserves without any material adverse effect on the Company's financial condition or results of operations. If ongoing changes involve a greater expenditure than the Company currently anticipates, or if the changes must be made on a more accelerated basis than it anticipates, the Company's ability to make expected distributions could be adversely affected. The Company believes that its competitors face similar costs to comply with the requirements of the ADA.

     Rent Control Legislation. State and local rent control laws, principally in California and Florida, limit the Company's ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. The Company presently expects to continue to maintain manufactured home communities, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida has enacted a law which generally provides that rental increases must be reasonable. Also, certain jurisdictions in California in which the Company owns Properties limit rent increases to changes in the Consumer Price Index or some percentage thereof.

     Insurance. Management believes that the Properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits. The Company believes its insurance coverage is adequate based on the Company's assessment of the risks to be insured, the probability of loss and the relative cost of available coverage. The Company has obtained title insurance insuring fee title to the Properties in an aggregate amount which the Company believes to be adequate.

                                    INDUSTRY

THE MANUFACTURED HOME COMMUNITY INDUSTRY

     The Company believes that modern manufactured home communities, like the Properties, provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following industry specific reasons:


   - Barriers to Entry: The Company believes that the supply of new manufactured home communities will be constrained due to barriers to entry into the industry. The most significant barrier has been the difficulty in securing zoning from local authorities. This has been the result of (i) the public's poor perception of the business, and (ii) the fact that manufactured home communities generate less tax revenue because the homes are treated as personal property (a benefit to the home owner) rather than real property. Another factor that creates substantial barriers to entry is the length of time between investment in the communities' development and the attainment of stabilized occupancy and the generation of revenues.
      The initial development of the infrastructure may take up to two or three years. Once the community is ready for occupancy, it may be difficult to attract residents to an empty community. Substantial occupancy levels may take a number of years to achieve.

   - Industry Consolidation: According to an industry analyst's manufactured home community industry report, 172 of the largest owners and fee managers of manufactured home communities operating in the United States and Canada during 1996 operated 2,519 communities. Their communities constituted approximately 10% of the estimated 24,000 communities that are regarded as "investment grade". The Company believes that this relatively high degree of fragmentation in the industry provides the Company, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional manufactured home communities at favorable prices.

   - Stable Tenant Base: The Company believes that manufactured home communities tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) residents own their own homes, and (ii) moving a manufactured home from one community to another involves substantial cost and effort and often results in the abandonment of on-site improvements made by the tenant such as decks, garages, carports and landscaping.


MANUFACTURED HOUSING

     Based on the current growth in the number of individuals living in manufactured homes, the Company believes that manufactured homes are increasingly viewed by the public as an attractive and economical form of housing. According to the industry's trade association, nearly one in three new single family homes sold in the United States today is factory-built.

     The Company believes that the growing popularity of manufactured housing is primarily the result of the following factors:


     - Importance of Home Ownership. A 1994 survey by the Federal National Mortgage Association indicated that most people would make a wide range of trade-offs in order to own their own home. Security and permanence are thought to be non-financial reasons to own a home. The commitment to home ownership is tempered by an awareness of the high cost of owning a home. The affordability of manufactured housing allows many individuals to achieve this goal without jeopardizing their financial security.

        - Affordability. For a significant number of persons, manufactured housing represents the only means of achieving home ownership. In addition, the total cost of housing in a manufactured home community (home cost, site rent and related occupancy costs) is competitive with and often lower than the total cost of alternative housing, such as apartments and condominiums.

        - Lifestyle Choice. As the average age of the United States population has increased, manufactured housing has become an increasingly popular housing alternative for retirement and "empty-nest" living. The percentage of buyers of manufactured homes who are 40 to 49 years old has more than doubled since 1981 and the percentage of buyers who are 50 to 59 years old increased 40% in the same period. The Company believes that manufactured housing is especially attractive to such individuals when located within a community that offers an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment.

        - Construction Quality. Since 1976, all manufactured housing has been required to meet stringent Federal standards, resulting in significant increases in the quality of the industry's product. The Department of Housing and Urban Development's standards for manufactured housing construction quality are the only Federally regulated standards governing housing quality of any type in the United States. Manufactured homes produced since 1976 have received a "red and silver" government seal certifying that they were built in compliance with the Federal code. The code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures.

        - Comparability to Site-Built Homes. The manufactured housing industry has experienced a recent trend towards multi-section homes. Many modern manufactured homes are longer (up to 80 feet compared to 50 feet in the 1960s) and wider than earlier models. Many homes have vaulted ceilings, fireplaces and as many as four bedrooms and closely resemble single family site-built homes.

ITEM 2.     PROPERTIES


     The Company believes that the Properties provide attractive amenities and common facilities that create a comfortable and attractive community for the residents, with most offering a clubhouse, a swimming pool, laundry facilities and cable television service. Many also offer additional amenities such as sauna/whirlpool spas, golf courses, tennis, shuffleboard and basketball courts and exercise rooms. Since residents own their homes, it is their responsibility to maintain their homes and the surrounding area. It is management's role to insure that residents comply with community policies and to provide maintenance of the common areas, facilities and amenities. The Company holds periodic meetings of its property management personnel for training and implementation of the Company's strategies. The Properties historically have had and the Company believes they will continue to have low turnover and high occupancy rates due in part to this strategy.

     The distribution of the Properties throughout the United States reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic influences. At the same time, the Company has sought to create clusters of Properties within each of its primary markets in order to achieve economies of scale in management and operation. The Company intends to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of properties outside such markets. The Company's five largest markets are South Florida (12 Properties), North Florida (8 Properties), the Northeast (7), Arizona (10 Properties), and Colorado (8 Properties). These markets account for 27.2%, 9.9%, 9.8%, 8.7%, and 11.8%, respectively, of the Company's total revenues for the year ended December 31, 1996. The Company's largest Property, Bay Indies, located in Venice, Florida accounted for 5.1% of the Company's total revenues for the year ended December 31, 1996.

     All of the Properties, except Spanish Oaks and Candlelight Village, are managed by the Management Partnerships. The Lending Partnership owns the Spanish Oaks and Candlelight Village mortgage notes, which are being treated as investments in real estate according to generally accepted accounting principles. The following tables set forth certain information relating to the Properties by each of the Company's four regions. "Core Portfolio" represents an analysis of Properties owned during both periods of comparison.

                                 WESTERN REGION


                                                                                                       Monthly      Monthly
                                                          Number of Sites     Occupancy    Occupancy  Base Rent     Base Rent
                            Location        Approximate        as of            as of        as of      as of        as of
Community             (Closest Major City)    Acreage         12/31/96         12/31/96    12/31/95   12/31/96      12/31/95
---------             -------------------   ------------  ----------------     --------    --------   ---------    ----------
Palm Shadows          Glendale, AZ              33                 294           99%        99%          $279         $262
                      (Phoenix)
Brentwood Manor       Mesa, AZ                  45                 275           98%        98%          $368         $347
Hacienda De Valencia  Mesa, AZ                  51                 366           93%        95%          $299         $285
The Mark              Mesa, AZ                  61                 411           92%        83%(1)       $276         $263
Casa del Sol Resort   Peoria, AZ                24                 246           92%        (2)          $348          (2)
 No. 1                (Phoenix)
Casa del Sol Resort   Glendale, AZ              29                 239           99%        (2)          $373          (2)
 No. 2                (Phoenix)
Sunrise Heights       Phoenix, AZ               28                 202           92%        92%          $281         $273
Apollo Village        Phoenix, AZ               29                 238           93%        88%(1)       $294         $291
Central Park          Phoenix, AZ               40                 293           94%        95%          $314         $301
The Meadows           Tempe, AZ                 57                 391           96%        95%          $347         $332
Concord Cascade       Pacheco, CA               31                 285           99%        99%          $468         $453
                      (San Francisco)
Contempo Marin        San Rafael, CA            61                 396          100%       100%          $566         $553
                      (San Francisco)
De Anza Santa Cruz    Santa Cruz, CA            30                 198          100%       100%          $450         $441
Rancho Valley         El Cajon, CA              19                 140           93%        95%          $456         $448
                      (San Diego)
Lamplighter           Spring Valley, CA         32                 270           96%        94%          $454         $444
                      (San Diego)                         ----------------     --------    --------    -------       ------
Total Western Region                                             4,244           96%        95%          $371         $361
                                                          ----------------     --------    --------   --------       ------
Western Region Core Portfolio                                    3,759           96%        95%          $373         $361
                                                          ----------------     --------    --------    -------       ------

-----------------------------
(1) The process of filling expansion sites is ongoing at these properties.
(2) Casa del Sol Resort No. 1 and Casa del Sol Resort No. 2 were acquired on October 23, 1996.

                             ROCKY MOUNTAIN REGION

                                                                Number                                    Monthly       Monthly
                                                               of Sites        Occupancy      Occupancy  Base Rent     Base Rent
                            Location             Approximate     as of          as of           as of       as of        as of
Community             (Closest Major City)         Acreage     12/31/96       12/31/96        12 /31/95   12/31/96      12/31/95
---------             -------------------         ----------   --------    ---------------    ---------  ---------     ---------
Date Palm             Cathedral City, CA            145          538              91%            92%        $560          $558
                      (San Diego)
Bonanza               Las Vegas, NV                  43          353              99%            99%        $398          $379
Flamingo West         Las Vegas, NV                  36          205             100%           100%        $383          $351
The Cabana            Las Vegas, NV                  37          263             100%            97%        $364          $356
Bonner Springs        Bonner Springs, KS             33          209              78%            74%        $175          $170
                      (Kansas City)
Carriage Park         Kansas City, KS                24          143              60%(1)         55%(1)     $174          $169
Quivira Hills         Kansas City, KS                54          142              78%            74%        $207          $195
Briarwood             Brookline, MO                  27          166              94%            98%        $159          $139
                      (Springfield)
Northstar Village     Kansas City, MO                61          219              87%            85%        $209          $200
Dellwood Manor        Warrensburg, MO                46          136              89%            93%        $144          $135
                      (Kansas City)
Hillcrest             Aurora, CO (Denver)            73          602              94%            94%        $343          $325
Cimarron              Broomfield, CO (Denver)        48          327              98%            98%        $318          $299
Holiday Village - CO  Co. Springs, CO                39          240              98%            99%        $324          $302
Holiday Hills         Denver, CO                     99          740              96%            92%        $328          $312
Woodland Hills        Denver, CO                     57          434              99%            97%        $311          $287
Golden Terrace        Golden, CO                     36          265              99%            97%        $349          $326
                      (Denver)
Golden Terrace West   Golden, CO                     38          318              98%            99%        $343          $318
                      (Denver)
Pueblo Grande         Pueblo, CO                     33          252              98%            99%        $207          $193
                      (Denver)
Holiday Village - IA  Sioux City, IA                160          519              94%            92%        $190          $175
Camelot Acres         Burnsville, MN                180          319              94%            88%        $314          $301
                      (Minneapolis)                                                              94%
Candlelight Village   Columbus, IN                  101          585              93%           (2)         $157           (2)
Casa Village          Billings, MT                   65          490              96%            94%        $232          $220
Del Rey               Albuquerque, NM                59          407              99%           100%        $320          $293
Rockwood              Tulsa, OK                      38          265              99%            99%        $182          $169
                                                              ------              ---           ----        ----          ----
Total Rocky Mountain Region                                    8,137              94%            93%        $297          $292
                                                              ------              ---           ----        ----          ----
Rocky Mountain Region Core Portfolio                           7,552              95%            93%        $308          $292
                                                              ------              ---           ----        ----          ----

---------------------------
(1) Carriage Park suffered damage to approximately 85 homes in 1993 due to flooding; the process of re-leasing the homes on these sites is ongoing.
(2) On May 9, 1996, the Company funded a loan to the owners of Candlelight Village, which is being accounted for as an investment in real estate.

                                 EASTERN REGION



                                                                                                         Base Rent      Base Rent
                                                           Number of Sites     Occupancy   Occupancy     Per Site       Per Site
                            Location        Approximate        as of            as of        as of         as of          as of
Community            (Closest Major City)    Acreage         12/31/96         12/31/96     12/31/95      12/31/96      12/31/95
---------            -------------------     ----------      ----------      ---------     ---------     ---------     ----------
Nassau                Lewes, DE                    67            392            99%           100%         $232           $227
                      (Rehoboth Beach)
Mariner's Cove        Millsboro, DE               110            375            81%            79%(1)      $278           $260
                      (Rehoboth Beach)
Willow Lake Estates   Elgin, IL                   110            616           100%            99%         $500           $471
                      (Chicago)
Burns Harbor          Chesterton, IN               42            228            98%            99%         $253           $246
                      (Chicago)
Oak Tree Village      Portage, IN                  76            382            98%            98%         $236           $222
                      (Chicago)
Waterford             Wilmington, DE              160            731            85%(1)(2)      (2)         $324            (2)
Pheasant Ridge        Mt. Airy, MD                 98            101           100%            98%         $344           $316
                      (Baltimore)
Green Acres           Breinigsville, PA           149            595            95%            92%(1)      $339           $324
                      (Allentown)
Meadows of Chantilly  Chantilly, VA                82            500            91%            92%         $443           $431
                      (Washington, DC)
Independence Hill     Morgantown, WV               55            203            99%           100%         $167           $158
                      (Pittsburgh)                            ------            ---           ----         ----           ----

Total Eastern Region                                           4,123            93%            95%         $335           $321
                                                              ------            ---           ----         ----           ----
Eastern Region Core Portfolio                                  3,392            95%            95%         $337           $321
                                                              ------            ---           ----         ----           ----



----------------------
(1) The process of filling expansion sites at these properties is ongoing.
(2) Waterford was acquired on February 28, 1996.

                              SOUTHEASTERN REGION



                                                                                                    Monthly   Monthly
                                                          Number of Sites   Occupancy   Occupancy  Base Rent  Base Rent
                           Location         Approximate        as of          as of        as of     as of     as of
Community            (Closest Major City)     Acreage         12/31/96       12/31/96    12/31/95   12/31/96  12/31/95
---------            -------------------    ------------  ----------------   --------    --------   --------  --------
Bay Lake Estates     Nokomis, FL                 35               228           100%        100%       $305     $296
                     (Sarasota)
Bay Indies           Venice, FL                 211             1,309           100%        100%       $284     $279
                     (Sarasota)
Windmill Village     Sarasota, FL                74               471            99%        100%       $276     $262
 North
Windmill Village     Sarasota, FL                61               306           100%        100%       $276     $265
 South
The Heritage         N. Ft. Myers, FL           214               455            60%         52%(1)    $264     $258
Windmill Village
Fort Myers           N. Ft. Myers, FL            69               491            99%         99%       $272     $258
Buccaneer Estates    N. Ft. Myers, FL           223               971           100%        100%       $270     $255
Lake Fairways        N. Ft. Myers, FL           259               896           100%        100%       $312     $303
Pine Lakes           N. Ft. Myers, FL           298               585            97%         88%       $381     $367
Colonies of Margate  Margate, FL                125               819            97%         99%       $383     $369
Lakewood Village     Melbourne, FL               69               349            96%         97%       $291     $282
Heritage Village     Vero Beach, FL              64               436            98%        100%       $261     $242
Lake Haven           Dunedin, FL                 48               379            98%         98%       $324     $308
                     (Tampa)
Bulow Village        Flagler Beach, FL           40               171           100%         98%       $182     $172
                     (Daytona)
Country Place        New Port Richey, FL         82               513            65%         59%(1)    $195     $185
                     (Tampa)
East Bay Oaks        Largo, FL                   41               328            99%         99%       $302     $289
                     (Tampa)
Eldorado Village     Largo, FL                   25               227            99%        100%       $304     $291
                     (Tampa)
Mid-Florida Lakes    Leesburg, FL               290             1,197            94%         93%(1)    $280     $269
Oak Bend             Ocala, FL                  100               262            78%         75%(1)    $200     $193
Spanish Oaks         Ocala, FL                   78               459            99%         99%       $245     $231
                                                               ------            ---         ---       ----     ----
Total Southeastern Region                                      10,852            95%         94%       $290     $279
                                                               ------            ---         ---       ----     ----
Southeastern Region Core Portfolio                             10,852            95%         94%       $290     $279
                                                               ------            ---         ---       ----     ----
Grand Total Company Portfolio                                  27,356            95%(2)      94%(2)    $312     $300
                                                               ======            ===         ===       ====     ====
Grand Total Core Portfolio                                     25,555            95%         94%       $314     $300
                                                               ======            ===         ===       ====     ====

-----------------------
(1) The process of filling expansion sites at these properties is ongoing.
(2) Changes in total portfolio occupancy includes the impact of acquisitions and expansion programs and are therefore not comparable. See
    Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

     Richard M. Perlman, a former employee of Equity Financial and Management Co. ("EF&M"), an affiliate of Mr. Samuel Zell, Chairman of the Board of Directors, filed a legal proceeding against Mr. Zell, EF&M and various partnerships and corporations controlled by Mr. Zell requesting damages and injunctive relief over, among other things, the fact that and the manner in which interests in the Original Properties were contributed to the Operating Partnership. This proceeding was filed on July 21, 1995 (Richard M. Perlman, et al v. Samuel Zell, et al.) (United States District Court for the Northern District of Illinois-Eastern Division, Case No. 95 C4242). Mr. Perlman voluntarily dismissed the action that he previously filed in the Circuit Court of Cook County, Illinois, which was known as Richard M. Perlman v. Samuel Zell, et al, Case No. 92 CH 19915. Mr. Zell believes such claims lack merit and is vigorously contesting the claims. In addition, the Company has been indemnified by EF&M and the Original Owners for any losses incurred in connection with such matter. In light of such indemnity, the Company does not expect to incur any loss as a result of such action.

     On September 17, 1996 Chateau Properties, Inc. ("Chateau") filed suit in the United States District Court for the District of Maryland against the Company and the Operating Partnership alleging, among other things, that (i) the Operating Partnership's tender offer to purchase all outstanding shares of common stock, which tender offer has since expired, is in violation of the federal securities laws because it contains untrue statements of material fact and omits to state material facts and (ii) the Company and the Operating Partnership have begun a proxy solicitation in opposition to Chateau's proposed merger with ROC Communities, Inc. ("ROC") and have made material misstatements of facts and omitted to disclose other material facts as part of that solicitation effort in violation of applicable federal law. The Company has filed counterclaims against Chateau and ROC and intends to vigorously defend itself against Chateau's claims which it believes are frivolous. At this time it is not possible to predict the outcome of these matters, but the Company does not anticipate that the impact of this litigation will be material.

     In a separate matter, residents of DeAnza Santa Cruz, a Property located in Santa Cruz, California (the "City") previously brought several actions opposing certain fees and charges in connection with water service at the Property, specifically opposing a monthly "readiness to serve" charge. One group of residents, who have elected to be covered under the City's rent control ordinance ("Ordinance"), had their case heard before the City's rent control board. On June 29, 1995, the City's hearing officer found that the Company may charge only its actual costs. The Company believes its actual costs exceed the amount of the monthly readiness to serve charge and has appealed this decision and filed an application with the California Public Utilities Commission requesting the Commission to set cost based rates for water at this Property. In connection with the hearing officer's decision, the residents were awarded costs of approximately $50,000 and the Company has rebated the readiness to serve charge collected since its acquisition of the Property in August, 1994. The impact of this decision on the financial condition or results of operations of the Company is not expected to be material.

     The Santa Cruz Homeowners Association, representing approximately fifteen residents not covered by the Ordinance, separately filed suit in the Superior Court of the State of California (Case Number 128001) opposing the same fees and charges in connection with water service and seeking damages, including punitive damages, arising out of the imposition the readiness to serve charge. A trial in the matter is set for May 1996 and the Company intends to vigorously defend itself in the matter.

     In connection with certain Properties acquired in 1994, known as the DeAnza Transaction, the Company funded a $10 million nonrecourse loan to DeAnza Newport Mobile Estates and Newport Back Bay Realty Company (collectively, the "Partnerships") secured by a mortgage on the Bayside Village ground lease. The Bayside Land Company, ground lessor under the ground lease, subsequently filed a petition under Chapter 11 of the Bankruptcy Code and sought to terminate the ground lease on various grounds. The Partnerships have informed the Company that they have filed a joint plan of reorganization with the Bayside Land Company and certain other creditors, which if approved by the bankruptcy court, would resolve the outstanding issues and preserve the Partnerships' leasehold interest in Bayside Village. There can be no assurances that the proposed plan will be approved by the requisite number of creditors or the court. At this time it is not possible to predict the impact of the bankruptcy proceedings on the financial condition or results of operations of the Company, but the Company does not anticipate that the impact will be material.

     On September 29, 1995, the United States Environmental Protection Agency ("USEPA") issued its Findings of Violations and Order for Compliance with respect to the National Pollution Discharge Elimination System ("NPDES") Permit governing the operation of the onsite waste water treatment plant at one of the Properties. On October 6, 1995, the USEPA issued its Findings of Violation and Order for Compliance with respect to the NPDES Permit governing the operation of the onsite waste water treatment plant at another of the Properties. Applicable law provides for fines and penalties of up to $125,000 for these violations. However, no fines or penalties have been assessed to date, and the Company believes it has complied with these Orders. The Company spent approximately $60,000 on upgrades to one of the plants and will spend approximately $350,000 to connect the other Property to the local municipal waste water system, which connection will be completed in April, 1997.

     The Company is involved in a variety of other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth for the period indicated, the high and low sales prices for the Company's common stock as reported by the New York Stock Exchange under the trading symbol MHC.




                                     Distributions  Return of Capital
             Close    High    Low        Made        GAAP Basis (a)
             ------  ------  ------  -------------  -----------------
1996
1st Quarter  $17.75  $19.75  $17.25     $.305            $.065
2nd Quarter   19.25   19.375  17.00      .305             .065
3rd Quarter   19.25   19.625  17.875     .305             .045
4th Quarter   23.25   23.25   19.00      .305             .065

1995
1st Quarter   15.38   19.88   13.75      .295             .145
2nd Quarter   15.38   16.50   14.50      .295             .095
3rd Quarter   17.25   17.38   15.00      .295             .065
4th Quarter   17.50   18.25   15.88      .295             .135


(a) Represents distributions per share in excess of net income per share on a GAAP basis and is not the same as return of capital on a tax basis.

The number of beneficial holders of the Company's common stock at December 31, 1996 was approximately 5,800.

ITEM 6. SELECTED FINANCIAL AND OPERATING INFORMATION

     The following table sets forth selected financial and operating information on a historical basis for the Company and the Predecessor Business. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the year ended December 31, 1996 has been derived from the historical Financial Statements of the Company audited by Ernst & Young LLP, independent auditors. The historical operating data for the years ended December 31, 1995, 1994, 1993, and 1992 have been derived from the historical Financial Statements of the Company and the Predecessor Business audited by Coopers & Lybrand, L.L.P., independent auditors.

     On April 22, 1994, a two-for-one stock split became effective. For purposes of presenting outstanding shares, distribution per share and units of limited partnership interest ("OP Units"), the impact of the stock split has been given retroactive treatment.

                Manufactured Home Communities, Inc. Consolidated
            and Combined Historical, Including Predecessor Business

                                                                   (1) Years ended December 31,
                                                       --------------------------------------------------
                                                         1996      1995       1994       1993       1992
                                                       --------  ---------  ---------  ---------  --------
                                                 (Amounts in thousands, except for per share and property data)

OPERATING DATA:
REVENUES
  Base rental income                                   $ 93,109  $  85,242  $  60,085  $  36,112  $ 32,032
  Utility and other income                                8,821      8,481      4,348      2,711     2,341
  Equity in income of affiliates                            853        885        727      1,195        94
  Interest income                                         2,420      2,296      3,599      1,958        28
                                                       --------  ---------  ---------  ---------  --------
     Total revenues                                     105,203     96,904     68,759     41,976    34,495
                                                       --------  ---------  ---------  ---------  --------
EXPENSES
  Property operating and  maintenance                    28,399     27,057     19,203     11,350    11,147
  Real estate taxes                                       7,947      7,241      4,214      2,329     2,200
  Property management                                     4,338      4,675      4,099      2,168     1,666
  General and administrative                              4,062      4,537      3,668      1,383       ---
  Depreciation and other costs (2)                       15,732     16,122      9,520      5,201     4,273
  Interest incurred and amortization  (3)                17,782     18,527     11,146      8,588    12,121
                                                       --------  ---------  ---------  ---------  --------
    Total expenses                                       78,260     78,159     51,850     31,019    31,387
                                                       --------  ---------  ---------  ---------  --------
  Income before gain (loss) on sale
    of property and allocation to
    minority interests                                   26,943     18,745     16,909     10,957     3,108
  Gain (loss) on sale of property                           ---      1,278      (293)         --     1,019
                                                       --------  ---------  ---------  ---------  --------
  Income of Predecessor Business                                                                  $  4,127
  Income before allocation to minority                                                            ========
    interests (4)                                        26,943     20,023     16,616     10,957
  (Income) allocated to minority interests (4)           (2,671)    (2,006)    (1,568)      (522)
                                                       --------  ---------  ---------  ---------
Net income                                             $ 24,272  $  18,017  $  15,048  $  10,435
                                                       ========  =========  =========  =========
Net income per weighted average share                  $    .98  $     .74  $     .70  $     .70
                                                       ========  =========  =========  =========
Dividend  per share (5)                                $   1.22  $    1.18  $    1.14  $    1.03
Weighted average common shares outstanding,            ========  =========  =========  =========
  excluding OP Units of 2,715, 2,717, 2,397 and
  2,279, respectively                                    24,693     24,353     21,508     14,918
                                                       ========   ========  =========  =========
OTHER DATA:
Funds from operations (6)                              $ 42,187  $  34,518  $  26,186  $  16,094  $  7,335
Net cash flow:
  Operating activities                                 $ 49,660     40,161     24,910     16,724     7,821
  Investing activities                                 $(60,954)     4,382   (220,707)  (178,059)   (2,355)
  Financing activities                                 $ 10,858    (45,707)   170,427    188,449    (5,301)
Total Properties (at end of period) (7)                      69         65         67         47        40
Total sites (at end of period)                           27,356     25,552     25,860     14,474    12,084
Total sites (weighted average)                           26,621     25,375     18,164     13,144    12,342

                                                                      (1) December 31,
                                                       ---------------------------------------------------
                                                         1996      1995       1994       1993       1992
                                                       --------  ---------  ---------  ---------  --------
                                                                        (In thousands)
BALANCE SHEET DATA:
  Real estate, before accumulated depreciation (8)     $597,650   $543,229  $ 541,775   $197,812  $151,973
  Total assets                                          567,874    523,125    544,106    341,728   127,800
  Total debt                                            254,982    211,966    226,670    103,000   192,416
  Minority interests                                     28,640     29,305     30,507     23,432       ---
  Predecessor Business net deficit                          ---        ---        ---        ---   (71,469)
  Stockholders' equity                                  257,952    261,500    270,602    204,426        39

___________________________________

(1) See the Consolidated Financial Statements of the Company included elsewhere herein.

(2) Depreciation and other costs include depreciation on corporate assets of approximately $488,000, $349,000, $243,000, $64,000 and $46,000 for the
    years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

(3) The $100.0 million mortgage notes payable (the "Mortgage Debt") bears a floating interest rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.05% per annum. In October 1996, the Company entered into an interest rate swap agreement fixing LIBOR on the Mortgage Debt at 5.57% effective January 10, 1997 through maturity. By fixing the interest rate on the Mortgage Debt through maturity of the Mortgage Debt, the Company avoids the general uncertainty relating to the floating interest rate on the Mortgage Debt through such time.

    In July 1995 the Company entered into an interest rate swap agreement (the "Swap") beginning at the maturity of the Mortgage Debt fixing LIBOR on the refinancing of the Mortgage Debt at 6.4% for the period 1998 through 2003.

    In addition, the Company has a $100 million credit facility bearing interest at LIBOR plus 1.375% ($57.5 million outstanding at December 31, 1996). With respect to such credit facility, changes in the interest rate will have an effect on net income and funds from operations ("FFO").

(4) Results of operations prior to the Initial Offering related to the Predecessor Business. Upon completion of the Initial Offering and related reorganization transactions, a portion of income/loss was allocated to minority interests, representing OP Units not owned by the Company.

(5) The Company went public on March 3, 1993. The 1993 first quarter dividend of $.08 reflected the period from March 3, 1993 to March 31, 1993 and was prorated to $.25.

(6) The Company generally considers FFO to be an appropriate measure of the performance of an equity REIT. FFO was defined by the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 as net income (computed in accordance with GAAP), before allocation to minority interests, excluding gains (or losses) from sales of property, plus real estate depreciation and after adjustments for significant non-recurring items, if any. In the first quarter of 1996, the Company adopted this new definition of FFO which is effective for periods ending after December 31, 1995. For purposes of presenting FFO, the revised definition of FFO has been given retroactive treatment. Prior to this adoption, FFO was defined as income before allocation to minority interests plus certain non-cash items, primarily depreciation and amortization. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company computes FFO in accordance with the NAREIT definition which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

(7) During the year ended December 31, 1993, seven Properties were acquired which had aggregate net operating income of $1.5 million in 1993, which included approximately $500,000 of depreciation and amortization expense. During 1994, 23 Properties were acquired, which had an aggregate net operating income of $10.3 million in 1994, which included approximately $3.7 million of depreciation and amortization expense. Also during 1994, three properties were sold; net operating income attributable to such properties was approximately $30,500, which included approximately $32,000 of depreciation and amortization expense. During the year ended December 31, 1995, two properties were sold; net operating income attributable to such properties was approximately $235,000, which included approximately $83,000 of depreciation and amortization expense. During the year ended December 31, 1996, four Properties were acquired; net operating income attributable to such Properties was approximately $1.8 million, which included approximately $371,000 of depreciation and amortization expense.

(8) The Company believes that the book value of the Properties, which reflects historical costs of such real estate assets less accumulated depreciation, is less than the current market value of the Properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.

RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     Since December 31, 1995, the gross investment in rental property has increased from $543 million to $598 million due to the acquisition of Waterford on February 28, 1996, the funding of the Candlelight Village loan, which was accounted for as a purchase, on May 9, 1996, and the acquisition of Casa del Sol Resort No. 1 and Casa del Sol Resort No. 2 (collectively, the "Casa del Sol Resorts") on October 23, 1996. The total number of sites increased from 25,552 as of December 31, 1995 to 27,356 as of December 31, 1996.

     The following table summarizes certain weighted average occupancy statistics for the years ended December 31, 1996 and 1995. "Core Portfolio" represents an analysis of properties owned during both periods of comparison.



                             Core Portfolio    Total Portfolio
                             --------------    ---------------
                             1996     1995      1996      1995
                             ----     ----      ----      ----
Total sites                  25,554   25,375    26,621    25,375
Occupied sites               24,098   23,787    25,025    23,787
Occupancy %                   94.3%    93.7%     94.0%     93.7%
Monthly base rent per site     $312     $297      $310      $297

     Base rental income ($93.1 million) increased $7.9 million or 9.2%. For the Core Portfolio, base rental income increased approximately $5.4 million or 6.3%, reflecting a 5.0% increase in base rental rates and a 1.3% increase related to occupancy. Base rental income at Waterford, Candlelight Village and the Casa del Sol Resorts (collectively, the "1996 Acquisitions") was approximately $3.0 million for the year ended December 31, 1996. Partially offsetting this increase was a $502,000 decrease in base rental income resulting from the sale of two properties in 1995.

     Monthly base rent per site for the total portfolio increased 4.4% reflecting a 5.0% increase in the Core Portfolio, partially offset by lower monthly base rents for the 1996 Acquisitions. Average monthly base rent per site for the 1996 Acquisitions was $270.

     Weighted average occupancy increased 0.4% primarily due to increased occupancy at the expansion communities.

     Utility and other income ($8.8 million) increased $340,000 or 4% primarily due to increased utility income and real estate tax pass-on income.

     Interest income ($2.4 million) increased $124,000 or 5%, primarily due to interest earned on the employee notes granted on January 2, 1996, partially offset by a decrease in interest earned on short-term investments. Short-term investments had average balances for the years ended December 31, 1996 and 1995 of approximately $3.4 million and $3.5 million, respectively, which earned interest income at an effective rate of 5.4% in both years.

     Property operating and maintenance expenses ($28.4 million) increased $1.3 million or 5%. The 1996 Acquisitions comprised $826,000 of this increase, partially offset by a decrease in expense of $171,000 resulting from the sale of two properties in 1995. The remaining $687,000, or 2.5%, increase was primarily due to an increase in utility expense of approximately $586,000, an increase in insurance and other expenses of approximately $275,000, and an increase in repairs and maintenance of $91,000, partially offset by a decrease in property payroll of $216,000 and property general and administrative ("G&A) expense of $49,000. Property operating and maintenance expenses represented 27.0% of total revenues in 1996 and 27.9% in 1995.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995 (CONTINUED)

     Real estate taxes ($7.9 million) increased $706,000 or 10% due to the expected increase in assessed values at certain Properties in 1996. Real estate taxes represented 7.6% of total revenues in 1996 and 7.5% in 1995.

     Property management expenses ($4.3 million) decreased $337,000 or 7%. The decrease was primarily due to a decrease in management company payroll as a result of the staffing reductions in 1995. Property management expenses represented 4.1% of total revenues in 1996 and 4.8% in 1995.

     G&A expenses ($4.0 million) decreased $475,000 or 11%. The Company has continued to focus on reducing G&A expenses and, as a result these costs have decreased significantly in 1996. In addition, professional fees decreased resulting from the write-off in 1995 of legal due diligence and related costs associated with acquisitions which did not materialize. G&A expenses represented 3.9% of total revenues in 1996 and 4.7% in 1995.

     Interest expense and related amortization ($17.8 million) decreased by $745,000 or 4%. Interest expense decreased $13,000 due to a decrease in the interest rate on the Mortgage Debt resulting from the interest rate swap agreement entered into in December 1995 (see discussion below), partially offset by an increase in interest on the line of credit resulting from additional borrowings in 1996. The weighted average outstanding debt balances for the years ended December 31, 1996 and 1995 were $234.9 million and $228.4 million, respectively. The effective interest rates were 7.2% and 7.6% for the years ended December 31, 1996 and 1995, respectively. Amortization decreased $732,000 due to the write-off in 1995 of approximately $385,000 of loan costs related to the $50 million line of credit with General Electric Credit Corp. ("GECC") which expired in March 1995. In addition, the Company sold a portion of the interest rate cap on the Mortgage Debt related to 1996 which decreased amortization in 1996. Interest expense and related amortization represented 16.9% of total revenues in 1996 and 19.1% in 1995.

     The Company has an interest rate cap for the term of the Mortgage Debt which eliminates exposure to increases in LIBOR over 6%, plus 1.05%. In connection with various swap agreements, discussed below, the Company sold portions of the interest rate cap related to 1996 and 1997 and recorded a non-cash write-off of approximately $650,000 in the fourth quarter of 1995 and $482,000 in the fourth quarter of 1996.

     In December 1995, the Company entered into an interest rate swap agreement fixing the LIBOR rate on the Mortgage Debt at 5.24% effective January 10, 1996 through January 10, 1997. The value of this agreement is impacted by changes in the market rate of interest. Had the agreement been entered into on December 31, 1996, the applicable LIBOR swap rate would have been 5.6%. Each 0.01% increase or decrease in the applicable swap rate for this agreement increases or decreases the value of the agreement entered into by the Company versus its current value by approximately $850.

     In October 1996, the Company entered into an interest rate swap agreement fixing LIBOR on the Mortgage Debt at 5.57% effective January 10, 1997 through March 3, 1998. The value of this agreement is impacted by changes in the market rate of interest. Had the agreement been entered into on December 31, 1996, the applicable LIBOR swap rate would have been 5.8%. Each 0.01% increase or decrease in the applicable swap rate for this agreement increases or decreases the value of the agreement entered into by the Company versus its current value by approximately $2,300.

     In July 1995, the Company entered into an interest rate swap agreement (the "Swap") beginning at the maturity of the Mortgage Debt fixing LIBOR on the refinancing of the Mortgage Debt at 6.4% for the period 1998 through 2003. The cost of the Swap consisted only of legal costs which were deemed immaterial.
In the event that the Company does not refinance the Mortgage Debt, the risk associated with the Swap is that the Company would be obligated to perform its obligations under the terms of the Swap or would have to pay to terminate the Swap. In either event, the impact of such transaction would be reflected in the Company's statement of operations. The value of the Swap is impacted by changes in the market rate of interest. Had the Swap been entered into on December 31, 1996, the applicable LIBOR swap rate would have been 6.6%. Each 0.01% increase or decrease in the applicable swap rate for the Swap increases or decreases the value of the Swap entered into by the Company versus its current value by approximately $40,000.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995 (CONTINUED)

     On May 7, 1996, the Company amended its credit agreement on the $50.0 million line of credit ("Credit Facility") increasing the Credit Facility to $100.0 million at LIBOR plus 1.375% and extending the maturity date to August 17, 1998. In addition, the fee on the average unused amount was reduced to 0.15% of such amount from 0.25%. The Company repaid $4.0 million under the Credit Facility on January 27, 1997.

     Depreciation expense and other costs ($15.7 million) increased $390,000 or 2% as a result of the 1996 Acquisitions. In addition, the Company sold a portion of the interest rate cap on the Mortgage Debt related to 1996 and 1997 and incurred non-cash charges of $482,000 and $650,000 in 1996 and 1995, respectively. Depreciation expense represented 14.5% of total revenues in 1996 and 15.6% in 1995.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

     The gross investment in rental property remained relatively stable at $543 million as of December 31, 1995 when compared to $542 million as of December 31, 1994. The total number of sites decreased from 25,860 as of December 31, 1994 to 25,552 as of December 31, 1995 due to the sale of two properties in 1995. The acquisition of 23 Properties in 1994 (the "1994 Acquisitions") increased rental income, property operating and maintenance expenses, real estate taxes, depreciation, and interest expense for the year ended December 31, 1995 when compared to the year ended December 31, 1994.

     The following table summarizes certain weighted average occupancy statistics for the years ended December 31, 1995 and 1994. "Core Portfolio" represents an analysis of properties owned during both periods of comparison.




                             Core Portfolio        Total Portfolio
                             --------------     -----------------------
                             1995     1994      1995             1994
                             ----     ----      ----             ----
Total sites                  14,029   13,947    25,375           19,161
Occupied sites               12,932   12,815    23,786           17,792
Occupancy %                    92.2%    91.9%     93.7%            92.9%
Monthly base rent per site  $   270  $   258   $   300          $   277

     Base rental income ($85.2 million) increased $25.2 million or 42%. For the Core Portfolio, base rental income increased approximately $2.3 million or 5.8%, reflecting a 4.8% increase in base rental rates and a 1.0% increase in occupancy. For the 1994 Acquisitions, base rental income increased approximately $23.4 million. Partially offsetting this increase was the impact of an approximate $518,000 decrease in base rental income resulting from the sale of three properties in 1994 and two properties in 1995.

     The 8% increase in monthly base rent per site for the total portfolio was due to the increase in base rents for the Core Portfolio discussed above, as well as the full year impact of the 1994 Acquisitions which had higher base rents than the Core Portfolio. Average monthly rental income for the 1994 Acquisitions was $335 compared to $270 for the Core Portfolio for the year ended December 31, 1995.

     The 0.9% increase in the occupancy percentage for the total portfolio was due to improved occupancy in the Southeastern Region as a result of increased occupancy of expansion sites in that region, increased occupancy in the Rocky Mountain Region at a majority of the Properties in that region, including Carriage Park which suffered a decrease in occupancy in 1993 as a result of flooding, and an increase in occupancy in the Western Region as a result of the sale of Catalina which was 64% occupied. Occupancy in the Eastern Region remained relatively stable.

     Utility and other income ($8.5 million) increased $4.1 million or 95% primarily due to other income generated by the 1994 Acquisitions and the one-time collection of water/sewer impact fees at one Property in 1995.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994 (CONTINUED)

     Interest income ($2.3 million) decreased $1.3 million or 36% primarily due to a decrease in interest earned on short-term investments, partially offset by interest earned on the $15.0 million of notes receivable funded by the Company during 1994 and 1995. Short-term investments had average balances for the years ended December 31, 1995 and 1994 of approximately $4.7 million and $67.3 million, respectively, which earned interest income at an effective rate of 5.2% and 3.7% per annum, respectively.

     Property operating and maintenance expenses ($27.1 million) increased $7.9 million or 41%. The 1994 Acquisitions comprised $8.2 million of this increase. Partially offsetting this increase was a decrease of approximately $354,000 relating to the properties which were sold in 1994 and 1995 and a slight decrease at the Core Portfolio. Property operating and maintenance expenses represented 27.9% of total revenues in both 1995 and 1994.

     Real estate taxes ($7.2 million) increased $3.0 million or 72% due to the 1994 Acquisitions which had higher assessed values and higher tax rates than those Properties in the Core Portfolio causing real estate taxes as a percentage of revenues to increase. In addition, tax rates increased in 1995 at the Florida and California Properties. Real estate taxes represented 7.5% of total revenues in 1995 and 6.1% in 1994.

     Property management expenses ($4.7 million) increased $576,000 or 14% due to an increase in management payroll as a result of additions in personnel directly associated with the 1994 Acquisitions and severance payments for staff terminated in 1995. Partially offsetting the increase was a decrease in acquisition related expenses. In the third and fourth quarter of 1994 the Company expensed legal due diligence and related costs which had been deferred earlier in 1994 pending the outcome of acquisition reviews, thus increasing professional fees for that period. Property management expenses represented 4.8% of total revenues in 1995 and 6.0% in 1994.

     G&A expenses ($4.5 million) increased $869,000 or 24% primarily due to increased corporate payroll and related G&A expenses. During 1994, the Company supplemented its infrastructure in preparation of the absorption of the 1994 Acquisitions and potential additional acquisition opportunities, increasing its staffing and overall corporate overhead. In addition, professional fees increased resulting from the write-off in 1995 of legal due diligence and related costs associated with acquisitions which did not materialize. G&A represented 4.7% of total revenues in 1995 and 5.3% in 1994.

     Interest expense and related amortization ($18.5 million) increased by $7.4 million or 66%. Interest expense increased $7.1 million due to higher weighted average outstanding debt balances during the 1995 period, as well as an increase in the effective interest rate. The weighted average outstanding debt balances for the years ended December 31, 1995 and 1994 were $221.0 million and $154.8 million, respectively. The effective interest rates were 7.6% and 6.27%, respectively. Amortization increased $273,000 primarily due to the write-off of loan costs related to the $50 million line of credit with GECC which expired in March 1995. Interest expense and related amortization represented 19.1% of total revenues in 1995 and 16.2% in 1994.

     Depreciation expense and other costs ($16.1 million) increased $6.6 million or 67% as a result of the 1994 Acquisitions. In addition, the Company sold a portion of the interest rate cap on the Mortgage Debt related to 1996 and incurred a non-cash charge of $650,000 in 1995. Depreciation expense and other costs represented 16.6% of total revenues in 1995 and 13.8% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased $9.5 million from $40.2 million for the year ended December 31, 1995 to $49.7 million for the same period in 1996. This increase reflected a $7.7 million increase in FFO, which reflected increases in rental income and decreases of certain expenses as discussed in "Results of Operations" above, an increase in accounts payable accruals of approximately $1.6 million primarily related to acquisition activities and real estate taxes, and an increase in collection of rents receivable of $498,000, partially offset by decreased collections of miscellaneous receivables.

     Net cash provided by operating activities increased $15.3 million from $24.9 million for the year ended December 31, 1994 to $40.2 million for the same period in 1995. This increase reflected an $8.3 million increase in FFO, as discussed below, and the impact of the following: (i) increased collection of rents receivable of approximately $922,000; (ii) increased collection of miscellaneous receivables of $840,000; (iii) increased accounts payable accruals of approximately $2.0 million primarily related to an increase in real estate taxes and payroll; and (iv) decreased cash in 1994 of $2.4 million as a result of acquiring the prepaid rents and security deposits of the 1994 Acquisitions.

     FFO was defined by the NAREIT in March 1995 as net income (computed in accordance with generally accepted accounting principles ["GAAP"]), before allocation to minority interests, excluding gains (or losses) from sales of propery, plus real estate depreciation and after adjustments for significant non-recurring items, if any. In the first quarter of 1996, the Company adopted this new definition of FFO which was effective for periods ending after December 31, 1995. Prior to this adoption, FFO was defined as income before allocation to minority interests plus certain non-cash items, primarily depreciation and amortization. The Company computes FFO in accordance with the NAREIT definition which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds available for distribution ("FAD") is defined as FFO less non-revenue producing capital expenditures. The Company believes that FFO and FAD are useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, they provide investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO and FAD in and of themselves do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs.

     The following table presents a calculation of FFO and FAD for the years ended December 31, 1996, 1995 and 1994 (amounts in the thousands):

                                                     For the Years Ended
                                                        December 31,
                                                  -------------------------
Computation of funds from operations:              1996     1995     1994
                                                  -------  -------  -------
 Income before allocation to
  minority interests............................  $26,943  $20,023  $16,616
   Depreciation on real estate assets...........   14,762   14,738    9,277
   Gain on sale of assets and other
    non-recurring items.........................      482     (243)     293
                                                  -------  -------  -------
 Funds from operations (a)......................  $42,187  $34,518  $26,186
                                                  =======  =======  =======
Computation of funds available for distribution:
 Funds from operations (a)......................  $42,187  $34,518  $26,186
   Non-revenue producing improvements -
    rental properties...........................   (3,402)  (3,286)  (3,323)
                                                  -------  -------  -------
Funds available for distribution................  $38,785  $31,232  $22,863
                                                  =======  =======  =======

     (a) FFO for the years ended December 31, 1995 and 1994 has been restated pursuant to the new definition of FFO adopted by the Company for periods ending after December 31, 1995.


     Net cash used in investing activities increased $65.4 million from $4.4 million provided by investing activities for the year ended December 31, 1995 to $61.0 million used in investing activities for the year ended December 31, 1996, primarily due to the acquisitions of Waterford and the Casa del Sol Resorts, the financing of Candlelight Village, the costs incurred in pursuit of a proposed merger, a decrease in cash from the sale of rental properties in 1996 when compared to 1995 and the purchase of short-term investments, all of which had maturities of three months or less. Partially offsetting this increase were increased distributions from Realty Systems, Inc. ("RSI").

     Net cash used in investing activities decreased $225.1 million from $220.7 million used in investing activities for the year ended December 31, 1994 to $4.4 million provided by investing activities for the year ended December 31, 1995 due to the following: (i) a decrease in contributions to RSI; (ii) a decrease in funding of notes receivable; (iii) the payoff of a $1.5 million note receivable; (iv) an increase in cash from sale of rental properties in 1995 when compared to 1994; and (v) a decrease in cash used for acquisition activities as no acquisitions took place in 1995. Partially offsetting the decrease was a decrease in the redemption of short-term investments, all of which had maturities of three months or less.

     During 1996, the Company began a proxy solicitation in opposition to Chateau Properties, Inc.'s ) "Chateau" proposed merger with ROC Communities, Inc. ("ROC") and incurred approximately $1.3 million in costs and invested in certain saleable assets with a book value of approximately $9.9 million. These expenditures have been included in prepaid expenses and other assets at December 31, 1996. On February 11, 1997, the Chateau shareholders approved Chateau's purchase of ROC. Thus, the Company will sell the assets acquired and write-off the capitalized costs in the first quarter of 1997.

     During 1995 and 1996, the Company focused on reducing its investment in RSI. RSI has reduced its inventory which has allowed for increased distributions to the Company. In addition, in July 1996, RSI entered into an agreement with an unaffiliated lender whereby the lender will provide floor plan financing on the purchase of new inventory. This agreement allowed RSI to distribute approximately $5.0 million back to the Company.

     On February 28, 1996, the Company acquired Waterford, located near Wilmington, Delaware, for a purchase price of approximately $21 million. The acquisition was funded with an $18.6 million borrowing under the Company's line of credit and approximately $2.4 million of existing available cash. Waterford consists of 621 developed sites and 110 expansion sites; the cost of developing the expansion sites will be paid by the seller.

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

     On October 23, 1996, the Company acquired the Casa del Sol Resorts, located near Phoenix, Arizona, for a purchase price of approximately $17 million. The acquisition was funded with a borrowing under the Company's line of credit with a bank. The Casa del Sol Resorts consist of 485 sites.

     Capital expenditures for improvements were approximately $8.1 million for the year ended December 31, 1996 compared to $7.8 million for the year ended December 31, 1995. Of the $8.1 million, approximately $3.4 million represented improvements to existing sites. The Company anticipates spending approximately $3.2 million on improvements to existing sites during 1997. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maximize rental rates charged to new and renewing residents. The remaining $4.7 million primarily represented costs to develop approximately 370 expansion sites at certain of the Properties and costs associated with the Company's conversion to a new accounting software system and other corporate headquarter expenditures. The Company is currently developing an additional 104 sites which should be available for occupancy in 1997.

     Net cash provided by financing activities increased $56.6 million from $45.7 million used in financing activities for the year ended December 31, 1995 to $10.9 million provided by financing activities for the year ended December 31, 1996 primarily due to $52.1 million of borrowings under the line of credit for the acquisitions of Waterford and the Casa del Sol Resorts and the financing of Candlelight Village.

     Net cash provided by financing activities decreased $216.1 million from $170.4 million provided by financing activities for the year ended December 31, 1994 to $45.7 million used in financing activities for the year ended December 31, 1995 primarily due to an increase in cash in 1994 resulting from the sale of common stock in September 1994 and proceeds received from mortgage notes payable and the line of credit, which cash was used to fund the 1994 Acquisitions.

     Distributions to common stockholders and minority interests increased $1.1 million for the year ended December 31, 1996 when compared to the same period in 1995 due to an increase in the distribution per share and number of shares and OP units outstanding. For the year ended December 31, 1996, the Company declared and paid quarterly distributions totaling $1.22 per share, which included the fourth quarter distribution paid on January 10, 1997. Distributions to common stockholders and minority interests increased by $5.7 million for the year ended December 31, 1995 compared to the same period in 1994 due to an increase in the distribution per share and number of shares and OP units outstanding. For the year ended December 31, 1995, the Company declared and paid quarterly distributions totaling $1.18 per share, which included the fourth quarter distribution paid on January 12, 1996. Return of capital on a GAAP basis was $0.24 and $0.44 for the years ended December 31,1996 and 1995, respectively.

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

     Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

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



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Combined Financial Statements on page F-1 of this
        Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        The Company dismissed Coopers & Lybrand L.L.P. as its independent public accountants effective October 8, 1996 and engaged Ernst & Young LLP as its new independent public accountants. This event was reported on Form 8-K dated October 8, 1996, filed October 15, 1996.

                                    PART III

ITEMS 10, 11, 12, 13.

        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 10, Item 11, Item 12, and
        Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than April 28, 1997, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)
     (1&2) See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

     (3) Exhibits:

2*        Admission Agreement between Equity Financial and Management Co.,
           Manufactured Home Communities, Inc. and MHC Operating Partnership
3.1*      Articles of Incorporation of Manufactured Home Communities, Inc.
3.2*      Articles of Amendment and Restatement of Manufactured Home
           Communities, Inc.
3.3*      Bylaws of Manufactured Home Communities, Inc.
4         Not applicable
9         Not applicable
10.1*     Amended and Restated Agreement of Limited Partnership of MHC
           Operating Limited Partnership
10.2*     Agreement of Limited Partnership of MHC Financing Limited Partnership
10.3*     Agreement of Limited Partnership of MHC Management Limited Partnership
10.4*     Property Management and Leasing Agreement between MHC Financing
           Limited Partnership and MHC Management Limited Partnership
10.5*     Property Management and Leasing Agreement between MHC Operating
           Limited Partnership and MHC Management Limited Partnership
10.6*     Services Agreement between Realty Systems, Inc. and MHC Management
           Limited Partnership
10.7*     Rate Protection Agreement
10.8*     Revolving Credit Note made by Realty Systems, Inc. to Equity
           Financial and Management Co.
10.9*     Assignment to MHC Operating Limited Partnership of Revolving Credit
           Note made by Realty Systems, Inc. to Equity Financial and
           Management Co.
10.10*    Stock Option Plan
10.11A*   Indenture of Mortgage, Deed of Trust, Security Agreement,
           Financing Statement, Fixture Filing and Assignment of Rents
10.11B*   Promissory Note
10.11C*   Assignment of Loan Documents
10.11D*   Assignment of Leases, Rents and Security Deposits
10.11E*   Swap Agreement Pledge and Security Agreement
10.11F*   Cash Collateral Account Security, Pledge and Assignment Agreement
10.11G*   Assignment of Property Management and Leasing Agreement
10.11H*   Trust Agreement
10.12*    Form of Noncompetition Agreement
10.13*    Form of Noncompetition Agreement
10.13A*   Form of Noncompetition Agreement
10.14*    General Electric Credit Corporation Commitment Letter
10.15*    Administrative Services Agreement between Realty Systems, Inc. and
           Equity Group Investments, Inc.
10.16*    Registration Rights and Lock-Up Agreement with the Company (the
           Original Owners, EF&M, Directors, Officers and Employees)
10.17*    Administrative Services Agreement between Manufactured Home
           Communities, Inc. and Equity Group Investments, Inc.
10.18*    Form of Subscription Agreement between the Company and certain officers and other individuals dated March 3, 1993
10.19*    Form of Secured Promissory Note payable to the Company by certain officers dated March 3, 1993
10.20*    Form of Pledge Agreement between the Company and certain officers dated March 3, 1993
10.21*    Loan and Security Agreement between Realty Systems, Inc. and MHC
           Operating Limited Partnership
10.22*    Equity and Registration Rights Agreement with the Company (the GM
           Trusts)
10.23***  Agreement of Limited Partnership of MHC Lending Limited Partnership
10.23**** Agreement of Limited Partnership of MHC-Bay Indies Financing Limited
           Partnership
10.24**** Agreement of Limited Partnership of MHC-De Anza Financing Limited
           Partnership
10.25**** Agreement of Limited Partnership of MHC-DAG Management Limited
           Partnership



ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


     (3) Exhibits (continued):

10.26*****  Amendment No. 2 to MHC Operating Limited Partnership Amended
             and Restated Partnership Agreement dated February 15, 1996 10.27***** Form of Subscription Agreement between the Company and certain members of management of the Company dated January 2, 1996 10.28***** Form of Secured Promissory Note payable to the Company by certain members of management of the Company dated January 2, 1996 10.29***** Form of Pledge Agreement between the Company and certain members of management of the Company dated January 2, 1996
10.30****** Second Amended and Restated MHC Operating Limited Partnership
             Agreement of Limited Partnership, dated as of March 15, 1996
11          Not applicable
12*******   Computation of Ratio of Earnings to Fixed Charges
13          Not applicable
16          Not applicable
18          Not applicable
21*******   Subsidiaries of the registrant
22          Not applicable
23*******   Consent of Independent Auditors
23.1******* Consent of Independent Auditors
24.1******* Power of Attorney for John F. Podjasek, Jr. dated March 5, 1997 24.2******* Power of Attorney for Michael A. Torres dated January 29, 1997 24.3******* Power of Attorney for Thomas E. Dobrowski dated February 27, 1997 24.4******* Power of Attorney for Gary Waterman dated February 26, 1997 24.5******* Power of Attorney for Donald S. Chisholm dated February 25, 1997 24.6******* Power of Attorney for Louis H. Masotti dated March 4, 1997
27*******   Financial Data Schedule
28          Not applicable

________________________

* Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-55994, and incorporated herein by reference.

** Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-67750, and incorporated herein by reference.

*** Included as an exhibit to the Company's Report on Form 10-K dated December 31, 1993, and incorporated herein by reference.

**** Included as an exhibit to the Company's Report on Form 10-K dated December 31, 1994, and incorporated herein by reference.

***** Included as an exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

****** Included as an exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

******* Filed herewith.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

     (b) Reports on Form 8-K:

         Form 8-K dated October 8, 1996, filed October 15, 1996, relating to Item 4 - "Changes in Registrant's Certifying Accountants" and Item 7 - "Financial Statements and Exhibits".

     (c) Exhibits:

         See Item 14 (a)(3) above.

     (d) Financial Statement Schedules:

         See Index to Financial Statements attached hereto on page F-1 of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      MANUFACTURED HOME COMMUNITIES, INC.,
                                      a Maryland corporation





Date:  March 7, 1997                  By:  /s/ David A. Helfand
       -------------                       -------------------------------------
                                           David A. Helfand
                                           President and Chief Executive Officer



Date:  March 7, 1997                  By:  /s/ Thomas P. Heneghan
       -------------                       -------------------------------------
                                           Thomas P. Heneghan
                                           Executive Vice President, Treasurer
                                             and Chief Financial Officer

Date:  March 7, 1997                  By:  /s/ Judy A. Pultorak
       -------------                       -------------------------------------
                                           Judy A. Pultorak
                                           Principal Accounting Officer

MANUFACTURED HOME COMMUNITIES, INC. - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.


         Name                            Title                      Date
-----------------------  -------------------------------------  -------------
/s/ David A. Helfand     Chief Executive Officer and President
--------------------               *Attorney-in-Fact            March 7, 1997
   David A. Helfand                                             -------------

/s/ Thomas P. Heneghan    Executive Vice President, Treasurer
-----------------------       and Chief Financial Officer
  Thomas P. Heneghan               *Attorney-in-Fact            March 7, 1997
                                                                -------------
/s/ Samuel Zell                  Chairman of the Board
---------------
      Samuel Zell                                               March 7, 1997
                                                                -------------
/s/ Sheli Z. Rosenberg                 Director
----------------------
  Sheli Z. Rosenberg                                            March 7, 1997
                                                                -------------
/s/ Timothy H. Callahan                Director
-----------------------
  Timothy H. Callahan                                           March 7, 1997
                                                                -------------
*Donald S. Chisholm                    Director
-------------------
  Donald S. Chisholm                                            March 7, 1997
                                                                -------------
*Thomas E. Dobrowski                   Director
--------------------
  Thomas E. Dobrowski                                           March 7, 1997
                                                                -------------
*Louis H. Masotti                      Director
-------------------
   Louis H. Masotti                                             March 7, 1997
                                                                -------------
*John F. Podjasek, Jr.                 Director
----------------------
 John F. Podjasek, Jr.                                          March 7, 1997
                                                                -------------
*Michael A. Torres                     Director
------------------
   Michael A. Torres                                            March 7, 1997
                                                                -------------
*Gary L. Waterman                      Director
-----------------
   Gary L. Waterman                                             March 7, 1997
                                                                -------------

                         INDEX TO FINANCIAL STATEMENTS


MANUFACTURED HOME COMMUNITIES, INC.





                                                                    Page
                                                                    ----
Reports of Independent Auditors............................. F-2 and F-3

Consolidated Balance Sheets as of
  December 31, 1996 and 1995................................         F-4

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994...........................        F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994...........................        F-6

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1996, 1995 and 1994.......        F-7

Notes to Consolidated Financial Statements...................        F-8


Schedule II - Valuation and Qualifying Accounts..............        S-1

Schedule III - Real Estate and Accumulated Depreciation......        S-2

                         Report of Independent Auditors





To the Board of Directors of
Manufactured Home Communities, Inc.


     We have audited the accompanying consolidated balance sheet of Manufactured Home Communities, Inc. as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. We have also audited the related financial statement schedules listed in the accompanying index for the year ended December 31, 1996. These financial statements and schedules are the responsibility of the management of Manufactured Home Communities, Inc. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Manufactured Home Communities, Inc. as of December 31, 1996 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information required to be included therein.






ERNST & YOUNG LLP

Chicago, Illinois
January 27, 1997, except for Note 15, as to which the date is February 11, 1997

                         Report of Independent Auditors





To the Board of Directors of
Manufactured Home Communities, Inc.


     We have audited the accompanying consolidated balance sheet of Manufactured Home Communities, Inc. as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' and cash flows for each of the years ended December 31, 1995 and 1994. We have also audited the related schedules listed in the accompanying index for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the management of Manufactured Home Communities, Inc. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Manufactured Home Communities, Inc. as of December 31, 1995 and the consolidated results of their operations and cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.






COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 16, 1996

                      MANUFACTURED HOME COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)




                                                                  1996      1995
                                                                --------  --------
ASSETS
Investment in rental property:
  Land........................................................  $138,514  $127,229
  Land improvements...........................................   370,440   328,667
  Buildings and other depreciable property....................    88,696    87,333
                                                                --------  --------
                                                                 597,650   543,229
  Accumulated depreciation....................................   (71,481)  (56,403)
                                                                --------  --------
    Net investment in rental property.........................   526,169   486,826
Cash and cash equivalents.....................................       324       760
Short-term investments (at cost, which approximates market)...     1,968     1,682
Notes receivable..............................................    15,427    15,010
Investment in and advances to affiliates......................     6,836    10,987
Rents receivable..............................................       723       935
Deferred financing costs, net.................................     1,999     3,268
Prepaid expenses and other assets.............................    14,279     3,156
Due from affiliates...........................................       149       501
                                                                --------  --------
  Total assets................................................  $567,874  $523,125
                                                                ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable......................................  $197,482  $199,066
  Line of credit..............................................    57,500    12,900
  Accounts payable and accrued expenses.......................    14,364     8,759
  Accrued interest payable....................................     1,495     1,258
  Rents received in advance and security deposits.............     1,897     1,792
  Distributions payable.......................................     8,439     7,998
  Due to affiliates...........................................       105       547
                                                                --------  --------
    Total liabilities.........................................   281,282   232,320
                                                                --------  --------
Commitments and contingencies
Minority interests............................................    28,640    29,305
                                                                --------  --------
Stockholders' equity:
  Preferred stock, $.01 par value
    10,000,000 shares authorized; none issued.................       ---       ---
  Common stock, $.01 par value
    50,000,000 shares authorized; 24,951,948 and
    24,502,877 shares issued and 24,951,948 and 24,393,149 shares
      outstanding for 1996 and 1995, respectively.............       249       244
  Paid-in capital.............................................   293,512   288,533
  Treasury stock, 109,728 shares of common stock..............       ---    (1,987)
  Employee notes..............................................    (6,158)   (1,565)
  Distributions in excess of accumulated earnings.............   (29,651)  (23,725)
                                                                --------  --------
    Total stockholders' equity................................   257,952   261,500
                                                                --------  --------
  Total liabilities and stockholders' equity..................  $567,874  $523,125
                                                                ========  ========



    The accompanying notes are an integral part of the financial statements

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)




                                                           1996     1995     1994
                                                          -------  -------  -------
REVENUES
  Base rental income....................................  $93,109  $85,242  $60,085
  Utility and other income..............................    8,821    8,481    4,348
  Equity in income of affiliates........................      853      885      727
  Interest income.......................................    2,420    2,296    3,599
                                                          -------  -------  -------
    Total revenues......................................  105,203   96,904   68,759
                                                          -------  -------  -------

EXPENSES
  Property operating and maintenance....................   28,399   27,057   19,203
  Real estate taxes.....................................    7,947    7,241    4,214
  Property management...................................    4,338    4,675    4,099
  General and administrative............................    3,335    3,151    2,618
  General and administrative - affiliates...............      727    1,386    1,050
  Interest and related amortization.....................   17,782   18,527   11,146
  Depreciation on corporate assets......................      488      349      243
  Depreciation on real estate assets and other costs....   15,244   15,773    9,277
                                                          -------  -------  -------
    Total expenses......................................   78,260   78,159   51,850
                                                          -------  -------  -------
  Income from operations................................   26,943   18,745   16,909
  Gain (loss) on sale of rental properties..............      ---    1,278     (293)
                                                          -------  -------  -------
  Income before allocation to minority
    interests...........................................   26,943   20,023   16,616
  (Income) allocated to minority
    interests...........................................   (2,671)  (2,006)  (1,568)
                                                          -------  -------  -------
  Net income............................................  $24,272  $18,017  $15,048
                                                          =======  =======  =======
  Net income per weighted average common share
    outstanding.........................................  $   .98  $   .74  $   .70
                                                          =======  =======  =======
  Distributions declared
    per common share outstanding........................  $  1.22  $  1.18  $  1.14
                                                          =======  =======  =======
  Weighted average common shares outstanding............   24,693   24,353   21,508
                                                          =======  =======  =======
  Tax status of distributions
    Ordinary income.....................................  $   .90  $   .68  $   .63
                                                          =======  =======  =======
    Capital gain........................................  $   ---  $   .02  $   ---
                                                          =======  =======  =======
    Return of capital...................................  $   .32  $   .48  $   .51
                                                          =======  =======  =======



    The accompanying notes are an integral part of the financial statements

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)




                                                                 1996      1995      1994
                                                                -------   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.................................................   $24,272   $18,017    $15,048
  Adjustments to reconcile net income to
    cash provided by operating activities:
    Income allocated to minority interests...................     2,671     2,006      1,568
    Depreciation and amortization expense....................    16,720    17,842     10,967
    (Gain) loss on sale of rental properties.................       ---    (1,278)       293
    Equity in income of Affiliates...........................      (853)     (885)      (727)
    Amortization of deferred compensation and other..........     1,242       377        ---
    Decrease (increase) in rents receivable..................       212       710       (212)
    (Increase) in prepaid expenses and other assets..........      (109)     (664)    (1,504)
    Increase in accounts payable and accrued expenses........     5,400     3,833      1,880
    Increase (decrease) in rents received in advance
      and security deposits..................................       105       203     (2,403)
                                                                -------   -------    -------
  Net cash provided by operating activities..................    49,660    40,161     24,910
                                                                -------   -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Purchase) redemption of short-term investments, net.......      (286)    4,799    125,738
  Proposed merger costs......................................   (11,205)      ---        ---
  Distributions from (contributions to) Affiliates...........     5,004     1,399     (1,483)
  Funding of notes receivable................................       ---       ---    (12,000)
  Collection of principal payments on notes receivable.......       126     1,832         78
  Net proceeds from sale of rental property..................       ---     4,762      1,005
  Acquisition of rental properties...........................   (46,531)     (600)  (326,679)
  Improvements:
    Improvements - corporate.................................      (844)     (808)    (1,497)
    Improvements - rental properties.........................    (3,402)   (3,286)    (3,323)
    Site development costs...................................    (3,816)   (3,716)    (2,546)
                                                                -------   -------    -------
  Net cash (used in) provided by investing activities........   (60,954)    4,382   (220,707)
                                                                -------   -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of common stock
    and exercise of stock options............................     1,014       752     76,500
  Distributions to common stockholders and minority interests   (33,070)  (31,963)   (26,268)
  Treasury stock acquired....................................       ---    (1,987)       ---
  Collection of principal payments on employee notes.........        99     2,485         70
  Proceeds from mortgage notes payable and line of credit....    52,100       ---    178,650
  Repayments on mortgage notes payable and line of credit....    (9,084)  (14,704)   (56,496)
  Debt issuance costs and other..............................      (201)     (290)    (2,029)
                                                                -------   -------    -------
  Net cash provided by (used in) financing activities........    10,858   (45,707)   170,427
                                                                -------   -------    -------
Net (decrease) in cash and cash equivalents..................      (436)   (1,164)   (25,370)
Cash and cash equivalents, beginning of year.................       760     1,924     27,294
                                                                -------   -------    -------
Cash and cash equivalents, end of year.......................   $   324   $   760    $ 1,924
                                                                =======   =======    =======
SUPPLEMENTAL INFORMATION
Cash paid during the year for interest.......................   $16,557   $16,156    $ 9,382
                                                                =======   =======    =======




    The accompanying notes are an integral part of the financial statements

                      MANUFACTURED HOME COMMUNITIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                        1996       1995       1994
                                                    --------   --------   --------
PREFERRED STOCK, $.01 PAR VALUE..................   $    ---   $    ---   $    ---
                                                    ========   ========   ========
COMMON STOCK, $.01 PAR VALUE
Balance, beginning of year.......................   $    244   $    244   $    204
  Issuance of common stock for employee notes....          3        ---        ---
  Issuance of common stock through restricted
    stock awards.................................          2        ---        ---
  Retirement of treasury stock...................         (1)       ---        ---
  Exercise of options............................          1        ---        ---
  Net proceeds from shelf offering...............        ---        ---         40
                                                    --------   --------   --------
Balance, end of year.............................   $    249   $    244   $    244
                                                    ========   ========   ========
PAID - IN CAPITAL
Balance, beginning of year.......................   $288,533   $287,397   $210,884
  Issuance of common stock for employee notes....      4,689        ---        ---
  Retirement of treasury stock...................     (1,986)       ---        ---
  Conversion of OP Units to common stock.........         23        ---        ---
  Recognition of deferred compensation expense...        951         86        ---
  Exercise of options............................      1,013        752        607
  Issuance of common stock through restricted
    stock awards.................................        289        291        ---
  Net proceeds from shelf offering...............        ---        ---     75,790
  Adjustment for minority interests ownership
    in operating partnership.....................        ---          7        116
                                                    --------   --------   --------
Balance, end of year.............................   $293,512   $288,533   $287,397
                                                    ========   ========   ========
TREASURY STOCK
Balance, beginning of year.......................   $ (1,987)  $    ---   $    ---
  Common stock retired (acquired), 109,728 shares      1,987     (1,987)       ---
                                                    --------   --------   --------
Balance, end of year.............................   $    ---   $ (1,987)  $    ---
                                                    ========   ========   ========
EMPLOYEE NOTES
Balance, beginning of year.......................   $ (1,565)  $ (4,050)  $ (4,120)
  Notes received for issuance of common stock....     (4,692)       ---        ---
  Principal payments.............................         99      2,485         70
                                                    --------   --------   --------
Balance, end of year.............................   $ (6,158)   $(1,565)   $(4,050)
                                                    ========   ========   ========
DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS
Balance, beginning of year.......................   $(23,725)  $(12,989)   $(2,542)
  Net income.....................................     24,272     18,017     15,048
  Distributions..................................    (30,198)   (28,753)   (25,495)
                                                    --------   --------   --------
Balance, end of year.............................   $(29,651)  $(23,725)  $(12,989)
                                                    ========   ========   ========



    The accompanying notes are an integral part of the financial statements

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

     Manufactured Home Communities, Inc. (together with its consolidated subsidiaries, the "Company"), formed in March 1993, is a Maryland corporation which has elected to be taxed as a real estate investment trust ("REIT"). The Company owns or has a controlling interest in 69 manufactured home communities located in 19 states, consisting of 27,356 sites. The Company generally will not be subject to Federal income tax to the extent it distributes its REIT taxable income to its stockholders.

     The operations of the Company are conducted through certain entities which are owned or controlled by the Company. MHC Operating Limited Partnership (the "Operating Partnership") is the entity through which the Company conducts substantially all of its operations. The Company contributed the proceeds from its initial public offering to the Operating Partnership for a general partnership interest. The limited partners of the Operating Partnership (the "Minority Interests") receive an allocation of net income which is based on their respective ownership percentage of the Operating Partnership which is shown on the Consolidated Financial Statements as Minority Interests. As of December 31, 1996, the Minority Interests represented 2,714,889 units of limited partnership interest ("OP Units") which are convertible into an equivalent number of shares of the Company's stock. The issuance of additional shares of common stock or OP Units changes the respective ownership of the Operating Partnership for both the Minority Interests and the Company.

     Sub-partnerships of the Operating Partnership were created to (i) facilitate mortgage financing (the "Financing Partnerships"); (ii) facilitate the Company's ability to provide financing to manufactured home communities ("Lending Partnership"); (iii) own the management operations of the Company ("Management Partnerships"); and (iv) own the assets and operations of certain utility companies which service the Company's properties ("MHC Systems").

     The accompanying financial statements represent the consolidated financial information of the Company and its subsidiaries. Due to the Company's ability as general partner to control either through ownership or by contract the Operating Partnership, the Financing Partnerships, the Lending Partnerships, the Management Partnerships and MHC Systems, each such subsidiary has been consolidated with the Company for financial reporting purposes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (b) Rental Property

  Rental property is recorded at cost less accumulated depreciation. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of" ("SFAS No. 121") was effective for fiscal years beginning after December 15, 1995. The Company evaluates rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a rental property is less than its carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to fair value. For the year ended December 31, 1996, permanent impairment conditions did not exist at any of the Company's properties.

  Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen year estimated life for building upgrades and a three-to-seven year estimated life for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements which improve the asset and/or extend the useful life of the asset are capitalized over their estimated useful life. Initial direct leasing costs are expensed as incurred.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (b) Rental Property(continued)

     The distribution of the Properties throughout the United States reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic influences. At the same time, the Company has sought to create clusters of Properties within each of its primary markets in order to achieve economies of scale in management and operation. The Company's five largest markets are South Florida, North Florida, the Northeast, Arizona, and Colorado. These markets account for 27.2%, 9.9%, 9.8%, 8.7%, and 11.8%, respectively, of the Company's total revenues for the year ended December 31, 1996.

     (c) Cash and Cash Equivalents

     The Company considers all demand and money market accounts and certificates of deposit with an original maturity when purchased of three months or less, to be cash equivalents.

     (d) Notes Receivable

     Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized discounts. Interest income is accrued on the unpaid principal balance. Discounts are amortized to income using the interest method.

     (e) Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments whether or not such instruments are recognized in the balance sheet. The Company's financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, mortgage notes payable and interest rate hedge arrangements. The fair value of all financial instruments, including notes receivable, were not materially different from their carrying values at December 31, 1996 and 1995, except the fair market value of certain derivatives related to the Mortgage Debt (see
     Note 8).

     (f) Deferred Financing Costs

     Deferred financing costs include fees and costs incurred to obtain long-term financing and costs to obtain the interest rate cap for the Mortgage Debt. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Accumulated amortization for such costs was $6,211,736 and $4,747,978 at December 31, 1996 and 1995, respectively.

     (g) Revenue Recognition

     Rental income attributable to leases is recorded when earned from tenants.

     (h) Earnings Per Common Share

     Earnings per common share are based on the weighted average number of common shares outstanding during each year. The conversion of an OP Unit to common stock will have no effect on earnings per common share since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock. The outstanding common stock options have less than a 1% dilutive effect on earnings per share.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (i) Minority Interests

     Net income is allocated to Minority Interests based on their respective ownership percentage of the Operating Partnership. An ownership percentage is represented by dividing the number of OP Units held by the Minority Interests (2,714,889 at December 31, 1996) by total OP Units and common stock outstanding. Issuance of additional shares of common stock or OP Units changes the percentage ownership of both the Minority Interests and the Company. Due in part to the exchange rights, such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between stockholders' equity and Minority Interests to account for the change in respective percentage ownership of the underlying equity of the Operating Partnership.

     (j) Income Taxes

     Due to the structure of the Company as a REIT, the results of operations contain no provision for Federal income taxes. However, the Company may be subject to certain state and local income, excise or franchise taxes. The Company paid state and local taxes of $73,000 and $183,000 during the years ended December 31, 1996 and 1995. As of December 31, 1996, net investment in rental property and notes receivable had a federal tax basis of approximately $442.8 million and $35.0 million, respectively.

     (k) Reclassifications

     Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 financial presentation. Such reclassifications have no effect on the operations as originally presented.

NOTE 3 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS

The following table presents the changes in the Company's outstanding common stock for the years ended December 31, 1996, 1995 and 1994 (excluding OP Units of 2,714,889, 2,717,048 and 2,717,048 outstanding at December 31, 1996, 1995 and 1994, respectively):

                                                           1996        1995        1994
                                                        ----------  ----------  ----------
Shares outstanding at January 1,......................  24,393,149  24,426,887  20,370,998
      Common stock purchased by key employees of
       the Company....................................     270,000         ---         ---
      Common stock issued through Shelf Offering......         ---         ---   4,000,000
      Common stock issued through conversion of
       OP Units.......................................       2,159         ---         ---
      Common stock issued through exercise of Options.      75,497      58,500      47,166
      Common stock issued through stock awards........     211,143      17,490       8,723
      Common stock purchased in 1995 and retired
       in 1996........................................         ---   (109,728)          --
                                                        ----------  ----------  ----------
Shares outstanding at December 31,....................  24,951,948  24,393,149  24,426,887
                                                        ==========  ==========  ==========

     On August 26, 1994, the Company was declared effective on its Registration Statement offering of up to 5,000,000 shares of common stock. During September 1994, the Company sold 4,000,000 shares in separate privately negotiated transactions (the "Shelf Offering"). The average price per share was $19.135, resulting in gross offering proceeds of approximately $76.5 million. Net of offering expenses, the Company received approximately $75.8 million. The Company contributed the net proceeds from the Shelf Offering to the Operating Partnership.

     During 1994, the Company, as general partner of the Operating Partnership, approved the addition of new limited partners (the "1994 Limited Partners") to the Operating Partnership in connection with the acquisition of certain properties. The interests of the 1994 Limited Partners are represented by 437,236 OP Units. An OP Unit is exchangeable on a one-for-one basis for a share of the Company's common stock. OP Units receive the same amount in distributions as holders of common stock.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS (CONTINUED)

     As of December 31, 1996, the Company's percentage ownership of the Operating Partnership was 90.19%. The remaining 9.81% is owned by the Minority Interests.

     The Company paid a $.305 per share distribution on April 12, 1996, July 12, 1996, October 11, 1996 and January 10, 1997 for the quarters ended March 31, June 30, September 30, and December 31, 1996, respectively, to stockholders of record on March 29, June 28, September 27, and December 27, 1996, respectively.

     In September 1996, the Company retired 109,728 shares of common stock which were held in treasury.

NOTE 4 - RENTAL PROPERTY

     Land improvements consist primarily of improvements made to land such as landscaping and infrastructure. Depreciable property consists of permanent buildings in the communities such as clubhouses, laundry facilities, maintenance storage facilities, and furniture, fixtures and equipment.

     During the year ended December 31, 1994, the Company acquired 23 communities consisting of 11,476 sites for an aggregate purchase price of approximately $348.4 million. The acquisitions were funded with approximately $145.9 million in borrowings, $8.3 million in OP units, and the remainder in working capital.

     On April 24, 1995, Catalina Village located in Phoenix, Arizona, was sold for cash of approximately $1.5 million and a purchase money note receivable of $1.45 million, net of a fair value discount of $450,000. The Company recorded a gain of approximately $408,000 in the second quarter of 1995. On September 29, 1995, Elmwood located in Canby, Oregon, was sold for cash of approximately $3.5 million. The Company recorded a gain of approximately $810,000 in the third quarter of 1995.

     On February 28, 1996, the Company acquired Waterford, located near Wilmington, Delaware, for a purchase price of approximately $21 million. The acquisition was funded with an $18.6 million borrowing under the Company's line of credit with a bank and approximately $2.4 million of existing available cash. Waterford consists of 621 developed sites and 110 expansion sites; the cost of completing the expansion sites will be paid by the seller.

     On May 9, 1996, the Company funded a recourse first mortgage real estate loan for $6,050,000 to the partnership which owns Candlelight Village, located in Columbus, Indiana. The loan has an interest rate of 9.5%, 9.75% and 10% for the first, second and third years of the loan, respectively, which interest is payable monthly. Interest and principal are guaranteed by the general partner of the partnership which owns Candlelight Village. The loan matures May 8, 1999 at which time the Company has the option to purchase Candlelight Village. Candlelight Village consists of 512 sites and 73 expansion sites. For financial accounting purposes, the Company accounts for the loan as an investment in real estate.

     On October 23, 1996, the Company acquired two properties, Casa del Sol Resort No. 1 and Casa del Sol Resort No. 2 (collectively, the "Casa del Sol Resorts"), located near Phoenix, Arizona, for a purchase price of approximately $17 million. The acquisition was funded with a borrowing under the Company's line of credit with a bank. The Casa del Sol Resorts consist of 485 sites.

     The acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the results of operations of acquired assets are included in the statement of operations from the dates of acquisitions. The Company acquired all of the communities from unaffiliated third parties.

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

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INVESTMENT IN AND ADVANCES TO AFFILIATES

     Investment in and advances to affiliates consists principally of preferred stock of Realty Systems, Inc. ("RSI") and LP Management Corp. (collectively "Affiliates") and advances under a line of credit between the Company and RSI. The Company accounts for the investment in and advances to Affiliates using the equity method of accounting.

     Following is unaudited financial information for the Affiliates for the year ended December 31, 1996 and 1995 (amounts in thousands):

                                                1996      1995
                                              --------  --------
             Assets                            $12,772   $14,739
             Liabilities, net of amounts due
               to the Company                   (5,936)   (3,752)
                                              --------  --------
             Net investment in Affiliates      $ 6,836   $10,987
                                              ========  ========
             Gross sales                       $20,645   $18,409
             Cost of sales                     (17,539)  (15,599)
             Other revenues and expenses        (2,253)   (1,925)
                                              --------  --------
             Equity in income of Affiliates    $   853   $   885
                                              ========  ========

NOTE 6 - NOTES RECEIVABLE

     At December 31, 1996 and 1995, notes receivable consisted of the following (amounts in thousands):


                                                                  1996        1995
                                                                -------     -------
$2.0 million note receivable with monthly principal and
interest payments at 9.0%, maturing on 6/10/2003.............   $ 1,596     $ 1,768

$1.2 million purchase money notes with monthly principal and
interest payments at 7%, maturing on 7/31/2001...............     1,160       1,174

$10 million leasehold mortgage loan with interest accruing at a stated rate of 12.5% with a pay rate of 8.75%, maturing on
9/1/2013 (a).................................................    11,071      10,558

$1.9 million note receivable with monthly interest
payments at prime plus 1.6%, maturing on 4/15/2000 (b).......     1,600       1,510
                                                                -------     -------
Total notes receivable.......................................   $15,427     $15,010
                                                                =======     =======

(a) The $10 million mortgage loan (the "Bayside Loan") is collateralized by a leasehold interest held by the borrower. The maturity of the Bayside Loan is co-terminus with the maturity of the ground lease. The pay rate increases 25 basis points per year until 2001 when it will be fixed through maturity. The excess of the stated rate over the pay rate is added to the principal balance and will also accrue at the stated rate (the "Deferred Interest"). The Deferred Interest and interest accrued thereon shall be payable out of a participating percentage of cash flow.

(b) The pay rate is capped at 12%. The excess of the stated rate over the pay rate is added to the principal balance and will also accrue interest at the stated rate. The note was recorded net of a $450,000 fair value discount. As of December 31, 1996 and 1995, the unamortized discount was $300,000 and $390,000, respectively.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - EMPLOYEE NOTES RECEIVABLE

     In December 1992, certain directors, officers and other individuals each entered into subscription agreements with the Company to acquire 440,000 shares of the Company's common stock at $7.25 per share. In addition, in 1993, the then Chief Executive Officer, subscribed for an additional 100,000 shares at the Initial Offering price of $12.875. Cash of $39,150 was paid to acquire 5,400 of the shares and subscription agreements were entered into for the remaining shares. Upon successful completion of a public stock offering, the subscription agreements allowed the individuals who were employees to tender notes (the "1993 Employee Notes") to the Company in exchange for their remaining shares. The 1993 Employee Notes accrue interest at 6.77%, mature on March 2, 2003, and are recourse against the employees in the event the pledged shares are insufficient to repay the obligations. In January 1995, effective March 31, 1995, the then Chief Executive Officer of the Company resigned and in accordance with the terms of the 1993 Employee Notes, was required to repay his 1993 Employee Note. The Company acquired 109,600 shares of common stock and cash based upon an $18.125 per share common stock price as payment for such 1993 Employee Note. The 109,600 shares were being held in Treasury and in 1996 were retired.

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

NOTE 8 - LONG-TERM BORROWINGS

     At December 31, 1996 and 1995, long-term borrowings consisted of the following (amounts in thousands):


                                                                       1996        1995
                                                                     --------    --------
$100.0 million mortgage notes payable with monthly interest only
payments at LIBOR plus 1.05%, maturing 3/3/98 (a)..................  $100,000    $100,000

First mortgage loan with monthly principal and interest payments
at 7.40%, maturing on 3/1/2004 (b).................................     8,620       8,767

Purchase money note with structured principal and interest payments
at an imputed rate of 7.38%, maturing on 7/11/2004.................     1,334       1,516

First mortgage loan with monthly principal and interest payments
at a rate of 7.48%, maturing on 8/1/2004 (c).......................    24,544      24,859

$65.0 million first mortgage loan with monthly principal and
interest payments at 8%, maturing on 9/1/2001 (d)..................    62,984      63,924
                                                                     --------    --------
Total collateralized borrowings....................................   197,482     199,066

$100.0 million line of credit at LIBOR plus 1.375% (e).............    57,500      12,900
                                                                     --------    --------
Total long-term borrowings.........................................  $254,982    $211,966
                                                                     ========    ========

(a) The $100.0 million mortgage notes payable (the "Mortgage Debt") are collateralized by 32 of the Original Properties beneficially owned by MHC Financing. The Company has an interest rate cap for the term of the Mortgage Debt which eliminates exposure to increases in LIBOR over 6%, plus 1.05%. In connection with the various swap agreements, discussed below, the Company sold portions of the interest rate cap related to 1996 and 1997 and recorded a non-cash write-off of approximately $650,000 in the fourth quarter of 1995 and $482,000 in the fourth quarter of 1996.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - LONG-TERM BORROWINGS (CONTINUED)

     In December 1995, the Company entered into an interest rate swap agreement fixing the London Interbank Offered Rate ("LIBOR") on the Mortgage Debt at 5.24% effective January 10, 1996 through January 10, 1997. The value of this agreement is impacted by changes in the market rate of interest. Had the agreement been entered into on December 31, 1996, the applicable LIBOR swap rate would have been 5.6%. Each 0.01% increase or decrease in the applicable swap rate for this agreement increases or decreases the value of the agreement entered into by the Company versus its current value by approximately $850.

     In October 1996, the Company entered into an interest rate swap agreement fixing LIBOR on the Mortgage Debt at 5.57% effective January 10, 1997 through March 3, 1998. The value of this agreement is impacted by changes in the market rate of interest. Had the agreement been entered into on December 31, 1996, the applicable LIBOR swap rate would have been 5.8%. Each 0.01% increase or decrease in the applicable swap rate for this agreement increases or decreases the value of the agreement entered into by the Company versus its current value by approximately $2,300.

     In July 1995, the Company entered into an interest rate swap agreement (the "Swap") beginning at the maturity of the Mortgage Debt fixing LIBOR on the refinancing of the Mortgage Debt at 6.4% for the period 1998 through 2003. The cost of the Swap consisted only of legal costs which were deemed immaterial.
In the event that the Company does not refinance the Mortgage Debt, the risk associated with the Swap is that the Company would be obligated to perform its obligations under the terms of the Swap or would have to pay to terminate the Swap. In either event, the impact of such transaction would be reflected in the Company's statement of operations. The value of the Swap is impacted by changes in the market rate of interest. Had the Swap been entered into on December 31, 1996, the applicable LIBOR swap rate would have been 6.6%. Each 0.01% increase or decrease in the applicable swap rate for the Swap increases or decreases the value of the Swap entered into by the Company versus its current value by approximately $40,000.

(b) The non-recourse loan is collateralized by the Brentwood Manor and Palm Shadows properties.

(c) The non-recourse loan is collateralized by the Bay Indies property.

(d) The non-recourse loan is collateralized by seven properties acquired in 1994.

(e) On May 7, 1996, the Company amended the credit agreement increasing the $50.0 million line of credit to $100.0 million at LIBOR plus 1.375% and extending the maturity date to August 17, 1998. In addition, the fee on the average unused amount was reduced to .15% of such amount from .25%. The Company paid a $201,000 loan fee which is being amortized over the remaining period of the amended agreement.

     As of December 31, 1996, the carrying value of the property collateralizing the long-term borrowings was approximately $331 million.

     Aggregate payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):


                                 Year      Amount
                              ----------  --------

                                1997        $1,520
                                1998       159,257
                                1999         1,776
                                2000         1,915
                                2001        59,162
                              Thereafter    31,352
                                          --------

                              Total       $254,982
                                          ========

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - LEASE AGREEMENTS

     The leases entered into between the tenant and the Company for the rental of a site are month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances as provided by statute. Non-cancelable long-term leases, ranging from one to fifteen years, are in effect at certain sites within six of the properties. Rental rate increases at these properties are primarily a function of increases in the Consumer Price Index taking into consideration certain floors and ceilings. Additionally, periodic market rate adjustments are made as deemed necessary. Future minimum rents scheduled to be received under noncancelable tenant leases at December 31, 1996 are as follows (amounts in thousands):


                                 Year     Amount
                              ----------  -------

                                 1997     $13,917
                                 1998       9,312
                                 1999       5,523
                                 2000       5,685
                                 2001       5,854
                              Thereafter   29,161
                                          -------

                                 Total    $69,452
                                          =======


NOTE 10 - TRANSACTIONS WITH RELATED PARTIES

     Equity Group Investments, Inc. ("EGI"), an entity controlled by Mr. Samuel Zell, Chairman of the Board of Directors, and certain of its affiliates have provided services such as administrative support, investor relations, corporate secretarial, real estate tax evaluation services, market consulting and research services, and computer and support services, as well as, providing office space to the Company. Fees paid to EGI and its affiliates amounted to approximately $708,000, $1,047,000 and $1,125,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Amounts due to these affiliates were approximately $31,000 and $276,000 as of December 31, 1996 and 1995, respectively.

     Certain related entities, owned by persons affiliated with Mr. Zell, have provided services to the Company. These entities include, but are not limited to, Rosenberg & Liebentritt, P.C. which provided legal services; The Riverside Agency, Inc. which provided insurance brokerage services; Greenberg and Pociask, Ltd. which provided tax and accounting services; Computech Systems, Inc. which provided computer services; and Equity Properties & Development, LP which provided accounting services. Fees paid to these entities amounted to approximately $527,000, $250,000 and $721,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Amounts due to these affiliates were approximately $74,000 and $270,000 as of December 31, 1996 and 1995, respectively. Of the amounts due to these affiliates as of December 31, 1996, approximately $67,000 was capitalized as part of the proposed merger costs.

     Related party agreements or fee arrangements are generally for a term of one year and approved by independent members of the Board of Directors.

NOTE 11 - PREFERRED STOCK

     The Company's Board of Directors is authorized under the Company's charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $.01 par value preferred stock (the "Preferred Stock"), with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company's common stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of the New York Stock Exchange.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 - SAVINGS PLAN

     The Company has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), to cover its employees and those of its Subsidiaries, if any. The 401(k) Plan permits eligible employees of the Company and those of any Subsidiary to defer a portion of their compensation up to 16% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. In addition, the Company will match dollar-for-dollar the participant's contribution up to 4% of the participant's eligible compensation.

     In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant's vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company's contribution to the 401(k) Plan was approximately $201,000, $171,000 and $157,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company's anticipated plan contribution for profit sharing was approximately $176,000 for the year ended December 31, 1996.

NOTE 13 - STOCK OPTION PLAN

     A Stock Option Plan (the "Plan") was adopted by the Company in December 1992. Pursuant to the Plan, certain officers, directors, key employees and consultants of the Company may be offered the opportunity to acquire shares of common stock (the "shares") through the grant of stock options ("Options"), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Code. The Compensation Committee will determine the vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 1996, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. The Plan allows for 10,000 Options to be granted annually to each director. The common stock with respect to which the Options may be granted during any calendar year to any grantee shall not exceed 250,000 shares. In addition, the Plan provides for the granting of stock appreciation rights ("SARs") and restricted stock awards ("Stock Awards"). A maximum of 2,000,000 shares of common stock were available for grant under the Plan.

     In 1996, 1995 and 1994, the Company issued 13,144, 17,490 and 8,723 shares related to Stock Awards, respectively. The shares related to the Stock Awards shall be restricted for a period of two years from the date of grant. The fair market value of these Stock Awards of approximately $289,000, $291,000 and $170,000 at the date of grant was recorded by the Company in 1996, 1995 and 1994.

     In December 1996, the Company awarded 198,000 Stock Awards to certain members of senior management of the Company. These Stock Awards vest over five years, but may be restricted for a period of up to fifteen years depending upon certain performance benchmarks being met. The fair market value of these Stock Awards of approximately $4.4 million as of the date of grant was recorded in 1996 as deferred compensation. For 1996, the Company amortized approximately $871,000 related to these Stock Awards.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its Options and Stock Awards because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's Options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Additionally, the amount recognized as expense for the Stock Awards during any given year of the performance period is dependent on certain performance benchmarks being met.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - STOCK OPTION PLAN (CONTINUED)

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its Options and Restricted Stock Awards under the fair value method of that Statement. The fair value for the Options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.5% and 6.5%; dividend yields of 6.4% and 7.2%; volatility factors of the expected market price of the Company's common stock of .27 and
 .27; and a weighted-average expected life of the options of 5 years. The fair value of the Stock Awards granted in December 1996 has been estimated as approximately 30% below the fair market value on the date of grant because these Stock Awards may remain restricted even after they become fully vested. Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's Options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its Options.

     For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period and the estimated fair value of the Restricted Awards is amortized to expense over the same period as expense was recognized by the Company in the current year. The pro forma effect of SFAS No. 123 on the Company's net income for the years ended December 31, 1996 and 1995 was immaterial.

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1996, 1995 and 1994 follows:


                                              Weighted Average
                              Shares Subject  Exercise Price Per
                                to Option     Share
                              --------------  --------------------
Balance at December 31, 1993         733,500                $15.99
  Options granted                    405,750                 20.52
  Options exercised                  (47,166)                12.88
                              --------------  --------------------
Balance at December 31, 1994       1,092,084                 17.81
  Options granted                    437,250                 16.92
  Options exercised                  (58,500)                12.88
  Options canceled                  (130,200)                18.96
                              --------------  --------------------
Balance at December 31, 1995       1,340,634                 17.62
  Options granted                    307,350                 21.01
  Options exercised                  (75,497)                14.14
  Options canceled                  (121,835)                20.19
                              --------------  --------------------
Balance at December 31, 1996       1,450,652                $18.31
                              ==============  ====================

     As of December 31, 1996, 1995 and 1994, 116,957 shares, 513,615 shares and 846,750 shares remained available for grant, respectively, and 874,353 shares, 759,193 shares and 479,809 shares were exercisable, respectively. Exercise prices for Options outstanding as of December 31, 1996 ranged from $12.875 to $22.375, with the substantial majority of the exercise prices exceeding $17.25. The remaining weighted-average contractual life of those Options was 8.1 years.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - COMMITMENTS AND CONTINGENCIES

     On September 17, 1996 Chateau Properties, Inc. ("Chateau") filed suit in the United States District Court for the District of Maryland against the Company and the Operating Partnership alleging, among other things, that (i) the Operating Partnership's tender offer to purchase all outstanding shares of common stock, which tender offer has since expired, is in violation of the federal securities laws because it contains untrue statements of material fact and omits to state material facts and (ii) the Company and the Operating Partnership have begun a proxy solicitation in opposition to Chateau's proposed merger with ROC Communities, Inc. ("ROC") and have made material misstatements of facts and omitted to disclose other material facts as part of that solicitation effort in violation of applicable federal law. The Company has filed counterclaims against Chateau and ROC and intends to vigorously defend itself against Chateau's claims which it believes are frivolous. At this time it is not possible to predict the outcome of these matters, but the Company does not anticipate that the impact of this litigation will be material.

     The Company is involved in a variety of legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on the financial position, results of operations or cash flows of Company.

NOTE 15 - PROPOSED MERGER

     During 1996, the Company began a proxy solicitation in opposition to Chateau Properties, Inc.'s ("Chateau") proposed merger with ROC Communities, Inc. ("ROC") and incurred approximately $1.3 million in costs and invested in certain saleable assets with a book value of approximately $9.9 million. These expenditures have been included in prepaid expenses and other assets at December 31, 1996. On February 11, 1997, the Chateau shareholders approved Chateau's purchase of ROC. Thus, the Company will sell the assets acquired and write-off the capitalized costs in the first quarter of 1997.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is unaudited quarterly data for 1996 and 1995 (amounts in thousands, except for per share amounts):


                                              First   Second    Third   Fourth
                                             Quarter  Quarter  Quarter  Quarter
                                                3/31  6/30     9/30     12/31
                                             -------  -------  -------  -------
               1996
-------------------------------------------

Total revenues ............................  $25,469  $26,128  $26,408  $27,198
                                             =======  =======  =======  =======

Income before allocation
 to minority interests ....................  $ 6,557  $ 6,666  $ 7,145  $ 6,575
                                             =======  =======  =======  =======

Net income ................................  $ 5,907  $ 6,005  $ 6,437  $ 5,923
                                             =======  =======  =======  =======

Weighted average common
 shares outstanding (excluding OP Units) ..   24,664   24,687   24,697   24,714
                                             =======  =======  =======  =======

Weighted average OP Units .................    2,715    2,715    2,715    2,715
                                             =======  =======  =======  =======

Net income per common share outstanding ...  $   .24  $   .24  $   .26  $   .24
                                             =======  =======  =======  =======

              1995
-------------------------------------------

Total revenues ............................  $24,128  $24,169  $24,567  $24,040
                                             =======  =======  =======  =======

Income before allocation
 to minority interests ....................  $ 3,998  $ 5,364  $ 6,324  $ 4,337
                                             =======  =======  =======  =======

Net income ................................  $ 3,598  $ 4,828  $ 5,691  $ 3,900
                                             =======  =======  =======  =======

Weighted average common
 shares outstanding (excluding OP Units) ..   24,311   24,332   24,372   24,377
                                             =======  =======  =======  =======

Weighted average OP Units .................    2,717    2,717    2,717    2,717
                                             =======  =======  =======  =======

Net income per common share outstanding ...  $   .15  $   .20  $   .23  $   .16
                                             =======  =======  =======  =======

                                  SCHEDULE II
                      MANUFACTURED HOME COMMUNITIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 1996






                                                                       ADDITIONS
                                                                 ----------------------
                                              BALANCE AT         CHARGED       CHARGED                                BALANCE
                                              BEGINNING            TO          TO OTHER                              AT END OF
                                              OF PERIOD          INCOME        ACCOUNTS         DEDUCTIONS(1)         PERIOD
                                              ---------          ------        --------         -------------         ------
For the year ended December 31, 1994:

  Allowance for doubtful accounts......        $100,000         $235,574           $---             ($175,574)      $160,000

For the year ended December 31, 1995:

  Allowance for doubtful accounts......        $160,000         $380,854           $---             ($340,854)      $200,000

For the year ended December 31, 1996:

  Allowance for doubtful accounts......        $200,000         $198,797           $---             ($148,797)      $250,000

(1) Deductions represent tenant receivables deemed uncollectible.

                                  SCHEDULE III
                      MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                                                                             Subsequent to
                                                                           Initial cost to                    Acquisition
                                                                               Company                       (Improvements)
                                                                    -----------------------------      -------------------------
     MANUFACTURED                                                                     Depreciable                    Depreciable
 HOUSING COMMUNITIES         LOCATION        Encumbrances             Land             Property        Land           Property
--------------------------------------------------------------------------------------------------------------------------------
NASSAU PARK                       Lewes, DE           ---          $ 1,536             $ 4,609         $  0            $  307
MARINER'S COVE                Millsboro, DE           ---              990               2,971            0             2,524
WATERFORD                    Wilmington, DE           ---            5,250              16,202         ----                47
LAKE HAVEN                      Dunedin, FL       $ 4,286            1,135               4,047            0               297
BULOW VILLAGE             Flagler Beach, FL         1,334            3,633                 949            4             1,738
BUCCANEER ESTATES          N. Ft. Myers, FL         7,831            4,207              14,410            0               246
FFEC-SIX                   N. Ft. Myers, FL           ---              401               3,608            0                36
THE HERITAGE               N. Ft. Myers, FL           ---            1,438               4,371            0               950
LAKE FAIRWAYS              N. Ft. Myers, FL           ---            6,075              18,134            0               176
PINE LAKES                 N. Ft. Myers, FL           ---            6,306              14,579            0             3,536
WINDMILL VILLAGE           N. Ft. Myers, FL         4,930            1,417               5,440            0               334
EAST BAY OAKS                     Largo, FL         3,477            1,240               3,322            0               221
ELDORADO VILLAGE                  Largo, FL         2,323              778               2,341            0               205
MID-FLORIDA LAKES              Leesburg, FL        13,018            5,997              20,635            0               513
COLONIES OF MARGATE             Margate, FL        12,911            5,890              20,211            0               257
LAKEWOOD VILLAGE              Melbourne, FL           ---            1,863               5,627            0                80
COUNTRY PLACE VILLAGE   New Port Richey, FL           555              663                   0           18             5,134
BAY LAKE ESTATES                Nokomis, FL         2,150              990               3,390            0               144
OAK BEND                          Ocala, FL           ---              850               2,572            0               186
SPANISH OAKS                      Ocala, FL           ---            2,250               6,922            0                68
WINDMILL VILLAGE NORTH         Sarasota, FL         4,273            1,523               5,063            0               258
WINDMILL VILLAGE SOUTH         Sarasota, FL         2,630            1,106               3,162            0               225
BAY INDIES                       Venice, FL        24,544           10,483              31,559            0               234
CANDLELIGHT VILLAGE            Columbus, IN           ---            1,513               4,538            0                24
HERITAGE VILLAGE             Vero Beach, FL           ---            2,403               7,259            0                91
BURNS HARBOR ESTATES         Chesterton, IN           ---              916               2,909            0               262
OAKTREE VILLAGE                 Portage, IN         3,419                0                   0          569             2,799
PHEASANT RIDGE               Mount Airy, MD         1,113              376               1,779            0                94
GREEN ACRES PARK          Breinigsville, PA         6,802            2,407               7,479            0               627
GREEN ACRES LAND          Breinigsville, PA           ---              273                   0            0               916
MEADOWS OF CHANTILLY          Chantilly, VA           ---            5,430              16,440            0               634
INDEPENDENCE HILL            Morgantown, WV           810              299                 898            0               120
BONNER SPRINGS           Bonner Springs, KS           ---              343               1,041            0                86
CARRIAGE PARK               Kansas City, KS           ---              309                 938            0               339
QUIVIRA HILLS               Kansas City, KS         1,115              376               1,139            0                89
NORTH STAR VILLAGE          Kansas City, MO         1,299              451               1,365            0               147
BRIARWOOD                     Brookline, MO           492              423               1,282            0               129
DELLWOOD ESTATES            Warrensburg, MO           524              300                 912            0                63
HILLCREST VILLAGE                Aurora, CO         6,414            1,912               5,202          289             1,181
CIMARRON                     Broomfield, CO         3,275              863               2,790            0               261


                                      Gross Amount Carried
                                           at Close of
                                         Period 12/31/96
                               -----------------------------------
     MANUFACTURED                             Depreciable                Accumulated         Date of
 HOUSING COMMUNITIES              Land         Property      Total      Depreciation       Acquisition
------------------------------------------------------------------------------------------------------
NASSAU PARK                     $ 1,536       $ 4,916      $ 6,452         $1,370             1988
MARINER'S COVE                      990         5,495        6,485          1,069             1987
WATERFORD                         5,250        16,249       21,499            249             1996
LAKE HAVEN                        1,135         4,344        5,479          1,875             1983
BULOW VILLAGE                     3,637         2,687        6,323            134             1994
BUCCANEER ESTATES                 4,207        14,656       18,862          1,149             1994
FFEC-SIX                            401         3,644        4,045            264             1994
THE HERITAGE                      1,438         5,321        6,760            533             1993
LAKE FAIRWAYS                     6,075        18,310       24,385          1,322             1994
PINE LAKES                        6,306        18,115       24,421          1,160             1994
WINDMILL VILLAGE                  1,417         5,774        7,191          2,519             1983
EAST BAY OAKS                     1,240         3,543        4,783          1,562             1983
ELDORADO VILLAGE                    778         2,546        3,324          1,105             1983
MID-FLORIDA LAKES                 5,997        21,148       27,145          1,647             1994
COLONIES OF MARGATE               5,890        20,468       26,358          1,600             1994
LAKEWOOD VILLAGE                  1,863         5,707        7,569            490             1994
COUNTRY PLACE VILLAGE               681         5,134        5,815          1,035             1986
BAY LAKE ESTATES                    990         3,534        4,524            282             1994
OAK BEND                            850         2,758        3,609            297             1993
SPANISH OAKS                      2,250         6,990        9,240            738             1993
WINDMILL VILLAGE NORTH            1,523         5,321        6,844          2,336             1983
WINDMILL VILLAGE SOUTH            1,106         3,387        4,493          1,481             1983
BAY INDIES                       10,483        31,793       42,275          3,105             1994
CANDLELIGHT VILLAGE               1,513         4,562        6,074             68             1996
HERITAGE VILLAGE                  2,403         7,350        9,754            632             1994
BURNS HARBOR ESTATES                916         3,171        4,087            430             1993
OAKTREE VILLAGE                     569         2,799        3,368            506             1987
PHEASANT RIDGE                      376         1,873        2,249            972             1988
GREEN ACRES PARK                  2,407         8,106       10,512          2,390             1988
GREEN ACRES LAND                    273           916        1,189              0             1994
MEADOWS OF CHANTILLY              5,430        17,074       22,504          1,482             1994
INDEPENDENCE HILL                   299         1,018        1,317            236             1990
BONNER SPRINGS                      343         1,127        1,471            278             1989
CARRIAGE PARK                       309         1,277        1,586            283             1989
QUIVIRA HILLS                       376         1,228        1,604            297             1989
NORTH STAR VILLAGE                  451         1,512        1,963            366             1989
BRIARWOOD                           423         1,411        1,835            332             1989
DELLWOOD ESTATES                    300           975        1,275            239             1989
HILLCREST VILLAGE                 2,201         6,383        8,585          2,530             1983
CIMARRON                            863         3,051        3,914          1,319             1983

                                  SCHEDULE III
                      MANUFACTURED HOME COMMUNITIES, INC.
              REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                                     Costs Capitalized
                                                                                                       Subsequent to
                                                                      Initial Cost to                   Acquisition
                                                                          Company                      (Improvements)
                                                                 ---------------------------    --------------------------
     MANUFACTURED                                                                Depreciable                   Depreciable
 HOUSING COMMUNITIES            LOCATION        Encumbrances        Land          Property         Land         Property
--------------------------------------------------------------------------------------------------------------------------
HOLIDAY VILLAGE, CO       Colorado Springs, CO         2,708          567           1,759           0              302
HOLIDAY HILLS VILLAGE               Denver, CO         7,123        2,159           7,780           0            1,271
GOLDEN TERRACE VILLAGE              Golden, CO         3,112          826           2,415           0              322
GOLDEN TERRACE WEST                 Golden, CO         3,317        1,694           5,065           0              466
PUEBLO GRANDE VILLAGE               Pueblo, CO           928          241           1,069           0              247
WOODLAND HILLS                    Thornton, CO           ---        1,928           5,779           0              378
HOLIDAY VILLAGE, IA             Sioux City, IA         1,931          313           3,744           0              340
CAMELOT ACRES                   Burnsville, MN         3,108          527           2,058           0              274
CASA VILLAGE                      Billings, MT         2,611        1,011           3,109         181            1,003
APOLLO VILLAGE                      Apollo, AZ           ---          932           3,219           0              233
BRENTWOOD MANOR                       Mesa, AZ         5,124        1,998           6,024           0              136
HACIENDA DE VALENCIA                  Mesa, AZ         3,968          833           2,701           0              481
THE MARK                              Mesa, AZ           ---        1,354           4,660           5              149
PALM SHADOWS                      Glendale, AZ         3,496        1,400           4,218           0              128
CASA DEL SOL RESORT NO. 1          Phoenix, AZ           ---        2,315           6,467           0               33
CASA DEL SOL RESORT NO. 2          Phoenix, AX           ---        2,204           6,283           0               20
CENTRAL PARK                       Phoenix, AZ         3,405        1,612           3,784           0              200
SUNRISE HEIGHTS                    Phoenix, AZ           ---          999           3,016           0              110
THE MEADOWS                          Tempe, AZ           ---        2,614           7,887           0              164
RANCHO VALLEY                     El Cajon, CA         2,671          685           1,902           0              199
CONCORD CASCADE                    Pacheco, CA         6,077          985           3,016           0              338
DATE PALM                   Cathedral City, CA         9,957        4,138          14,064        (23)              443
CONTEMPO MARIN                  San Rafael, CA           ---        4,779          16,379           9              705
DE ANZA SANTA CRUZ
  ESTATES                       Santa Cruz, CA         4,549        2,103           7,204           0               70
LAMPLIGHTER VILLAGE          Spring Valley, CA         5,350          633           2,201           0              400
BONANZA VILLAGE                  Las Vegas, NV         4,821          908           2,643           0              214
CABANA                           Las Vegas, NV           ---        2,648           7,989           0               39
FLAMINGO WEST                    Las Vegas, NV           ---        1,732           5,266           0               90
ROCKWOOD VILLAGE                     Tulsa, OK         1,132          645           1,622           0              180
DEL REY                        Albuquerque, NM           ---        1,926           5,800           0              306
WILLOW LAKE ESTATES                  Elgin, IL        12,569        6,136          21,033           2              259
MANAGEMENT BUSINESS                Chicago, IL           ---            0             436           0            3,371
                                                    --------     --------        --------      ------          -------
                                                    $197,482     $137,460        $420,687      $1,054          $38,449
                                                    ========     ========        ========      ======          =======

                                               Gross Amount Carried
                                                   at Close of
                                                 Period 12/31/96
                                    ----------------------------------------
     MANUFACTURED                                  Depreciable                       Accumulated        Date of
 HOUSING COMMUNITIES                   Land         Property           Total         Depreciation      Acquisition
------------------------------------------------------------------------------------------------------------------
HOLIDAY VILLAGE, CO                      567         2,061             2,628              859             1983
HOLIDAY HILLS VILLAGE                  2,159         9,051            11,210            3,734             1983
GOLDEN TERRACE VILLAGE                   826         2,737             3,563            1,152             1983
GOLDEN TERRACE WEST                    1,694         5,531             7,225            1,785             1986
PUEBLO GRANDE VILLAGE                    241         1,316             1,556              564             1983
WOODLAND HILLS                         1,928         6,157             8,085              582             1994
HOLIDAY VILLAGE, IA                      313         4,084             4,397            1,505             1986
CAMELOT ACRES                            527         2,332             2,859            1,009             1983
CASA VILLAGE                           1,192         4,112             5,303            1,519             1983
APOLLO VILLAGE                           932         3,452             4,384              257             1994
BRENTWOOD MANOR                        1,998         6,160             8,158              761             1993
HACIENDA DE VALENCIA                     833         3,182             4,016            1,326             1984
THE MARK                               1,359         4,809             6,168              373             1994
PALM SHADOWS                           1,400         4,346             5,746              543             1993
CASA DEL SOL RESORT NO. 1              2,315         6,500             8,815               28             1996
CASA DEL SOL RESORT NO. 2              2,204         6,303             8,507               26             1996
CENTRAL PARK                           1,612         3,984             5,596            1,737             1983
SUNRISE HEIGHTS                          999         3,126             4,126              297             1994
THE MEADOWS                            2,614         8,051            10,664              783             1994
RANCHO VALLEY                            685         2,101             2,786              910             1983
CONCORD CASCADE                          985         3,354             4,340            1,428             1983
DATE PALM                              4,115        14,507            18,622            1,125             1994
CONTEMPO MARIN                         4,788        17,084            21,872            1,294             1994
DE ANZA SANTA CRUZ
  ESTATES                              2,103         7,274             9,377              569             1994
LAMPLIGHTER VILLAGE                      633         2,601             3,234            1,079             1983
BONANZA VILLAGE                          908         2,857             3,764            1,209             1983
CABANA                                 2,648         8,028            10,676              680             1994
FLAMINGO WEST                          1,732         5,356             7,086              443             1994
ROCKWOOD VILLAGE                         645         1,802             2,446              779             1983
DEL REY                                1,926         6,106             8,032              748             1993
WILLOW LAKE ESTATES                    6,138        21,292            27,430            1,654             1994
MANAGEMENT BUSINESS                        0         3,807             3,807            1,041
                                    --------      --------          --------          -------
                                    $138,514      $459,136          $597,650          $71,481
                                    ========      ========          ========          =======

NOTES:

(1) For depreciable property, the Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen year estimated life for building upgrades and a three-to-seven year estimated life for furniture and fixtures.
(2) The balance of furniture and fixtures included in the total amounts was approximately $6.8 million as of December 31, 1996.
(3) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $587.6 million, as of December 31, 1996.
(4) All properties were acquired, except for Country Place Village which was constructed.

                                  SCHEDULE III
                      MANUFACTURED HOME COMMUNITIES, INC.
              REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)



The changes in total real estate for the years ended December 31, 1996, 1995 and 1994 were as follows:


                              1996      1995      1994
                            --------  --------  --------
Balance, beginning of year  $543,229  $541,775  $197,812
  Acquisitions............    46,531       600   339,739
  Improvements............     8,062     7,810     7,366
  Dispositions and other..      (172)   (6,956)   (3,142)
                            --------  --------  --------
Balance, end of year......  $597,650  $543,229  $541,775
                            ========  ========  ========

The changes in accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 were as follows:


                             1996     1995     1994
                            -------  -------  -------
Balance, beginning of year  $56,403  $43,377  $34,512
  Depreciation expense....   15,250   15,087    9,520
  Dispositions and other..     (172)  (2,061)    (655)
                            -------  -------  -------
Balance, end of year......  $71,481  $56,403  $43,377
                            =======  =======  =======