Form 10-Q
period 1997-03-31
MANUFACTURED HOME COMMUNITIES INC
filed 1997-05-12
CIK 895417

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



        [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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

           25,006,944 SHARES OF COMMON STOCK AS OF APRIL 30, 1997.

                      MANUFACTURED HOME COMMUNITIES, INC.

                               TABLE OF CONTENTS



                         PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


INDEX TO FINANCIAL STATEMENTS

                                                               Page
                                                               ----
  Consolidated Balance Sheets as of March 31, 1997
  and December 31, 1996.....................................     3

  Consolidated Statements of Operations for the
  quarters ended March 31, 1997 and 1996....................     4

  Consolidated Statements of Cash Flows for the
  quarters ended March 31, 1997 and 1996....................     5

  Notes to Consolidated Financial Statements................     6


ITEM 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations......    10

                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................    15

ITEM 6.  Exhibits and Reports on Form 8-K...................    15

                      MANUFACTURED HOME COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                              March 31,    December 31,
                                                                1997          1996
ASSETS                                                       -----------   -----------
Investment in rental property:
 Land.......................................................  $ 147,181     $ 138,514
 Land improvements..........................................    393,868       370,440
 Buildings and other depreciable property...................     89,010        88,696
                                                             -----------   -----------
                                                                630,059       597,650
 Accumulated depreciation...................................    (75,473)      (71,481)
                                                             -----------   -----------
  Net investment in rental property.........................    554,586       526,169
Cash and cash equivalents...................................      1,275           324
Short-term investments (at cost, which approximates market).        867         1,968
Notes receivable............................................     15,529        15,427
Investment in and advances to affiliates....................      5,908         6,836
Rents receivable............................................        656           723
Deferred financing costs, net...............................      1,744         1,999
Prepaid expenses and other assets...........................      3,538        14,279
Due from affiliates.........................................         95           149
                                                             -----------   -----------
 Total assets...............................................  $ 584,198     $ 567,874
                                                             ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable.....................................  $ 197,107     $ 197,482
 Line of credit.............................................     68,500        57,500
 Accounts payable and accrued expenses......................     16,347        14,364
 Accrued interest payable...................................      1,535         1,495
 Rents received in advance and security deposits............      4,969         1,897
 Distributions payable......................................      9,149         8,439
 Due to affiliates..........................................         86           105
                                                             -----------   -----------
  Total liabilities.........................................    297,693       281,282
                                                             -----------   -----------
Commitments and contingencies

Minority interests..........................................     28,500        28,640
                                                             -----------   -----------
Stockholders' equity:
 Preferred stock, $.01 par value
  10,000,000 shares authorized; none issued.................        ---           ---
 Common stock, $.01 par value
  50,000,000 shares authorized; 25,006,944 and
  24,951,948 shares issued and outstanding for 1997 and
  1996, respectively........................................        250           249
 Paid-in capital............................................    294,833       293,512
 Employee notes.............................................     (6,131)       (6,158)
 Distributions in excess of accumulated earnings............    (30,947)      (29,651)
                                                             -----------   -----------
  Total stockholders' equity................................    258,005       257,952
                                                             -----------   -----------

Total liabilities and stockholders' equity..................  $ 584,198     $ 567,874
                                                             ===========   ===========


    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                       1997      1996
                                                    ---------  ---------
REVENUES
 Base rental income...............................   $25,046   $22,465
 Utility and other income.........................     2,738     2,299
 Equity in income of affiliates...................       108       105
 Interest income..................................       637       600
                                                    ---------  ---------
  Total revenues..................................    28,529    25,469
                                                    ---------  ---------
EXPENSES
 Property operating and maintenance...............     7,599     6,897
 Real estate taxes................................     1,927     2,010
 Property management..............................     1,221     1,184
 General and administrative.......................     1,150       971
 Interest and related amortization................     4,821     4,194
 Depreciation on corporate assets.................       143        96
 Depreciation on real estate assets and other costs    3,957     3,560
                                                    ---------  ---------
  Total expenses..................................    20,818    18,912
                                                    ---------  ---------
 Income before allocation to minority interests...     7,711     6,557

 (Income) allocated to minority interests.........      (756)     (650)
                                                    ---------  ---------
 Net income.......................................   $ 6,955   $ 5,907
                                                    =========  =========
 Net income per weighted average common share
  outstanding......................................  $   .28   $   .24
                                                    =========  =========
 Distributions declared
  per common share outstanding.....................  $   .33   $  .305
                                                    =========  =========
 Weighted average common shares outstanding.......    24,840    24,664
                                                    =========  =========


    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)



                                                                1997     1996
                                                              -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................  $ 6,955   $ 5,907
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Income allocated to minority interests...................      756       650
   Depreciation and amortization expense....................    4,297     3,924
   Equity in income of affiliates...........................     (108)     (105)
   Amortization of deferred compensation and other..........      219        20
   Writeoff of project costs................................       57        --
   Decrease in rents receivable.............................       67        64
   (Increase) decrease in prepaid expenses and other assets.     (561)      104
   Increase in accounts payable and accrued expenses........    1,254     2,013
   Increase in rents received in advance and security
     deposits...............................................    3,072     2,866
                                                              -------   -------
 Net cash provided by operating activities..................   16,008    15,443
                                                              -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Redemption (purchase) of short-term investments, net.......    1,101    (2,410)
 Net proceeds from sale of project related assets...........   11,148        --
 Distributions from (contributions to) affiliates...........    1,011      (153)
 Collection of principal payments on notes receivable.......       49        46
 Acquisition of rental properties...........................  (30,824)  (21,456)
 Improvements:
   Improvements - corporate.................................      (88)       --
   Improvements - rental properties.........................     (505)     (646)
   Site development costs...................................     (267)     (506)
                                                              -------   -------
 Net cash used in investing activities......................  (18,375)  (25,125)
                                                              -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from exercise of stock options..............    1,104        39
   Distributions to common stockholders and minority
     interests..............................................   (8,438)   (8,000)
   Collection of principal payments on employee notes.......       27        20
   Proceeds from line of credit.............................   24,000    18,600
   Repayments on mortgage notes payable and line of credit..  (13,375)   (1,025)
                                                              -------   -------
   Net cash provided by financing activities................    3,318     9,634
                                                              -------   -------
Net increase (decrease) in cash and cash equivalents........      951       (48)
Cash and cash equivalents, beginning of period..............      324       760
                                                              -------   -------
Cash and cash equivalents, end of period....................  $ 1,275   $   712
                                                              =======   =======

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest....................  $ 4,526   $ 3,920
                                                              =======   =======


    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PRESENTATION:

     These unaudited Consolidated Financial Statements of Manufactured Home Communities, Inc., a Maryland corporation, and its subsidiaries (collectively, the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the Company's 1996 Annual Report on Form 10-K (the "1996 Form 10-K") and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

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

     (b)  Earnings Per Common Share

     Statement of Financial Accounting Statndards No. 128 "Earnings Per Share" ("SFAS No. 128") is effective for years ending after December 15, 1997. The Company will adopt SFAS No. 128 as of December 31, 1997 (earlier adoption is not permitted). The Company expects the impact of the adoption of SFAS No. 128 to be immaterial. Had the Company adopted SFAS No. 128 in the first quarter of 1997, the impact would have been immaterial.

NOTE 2 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 11, 1997, the Company paid a $.33 per share distribution for the quarter ended March 31, 1997 to stockholders of record on March 28, 1997.

     In March 1997, the Company's Board of Directors approved a common stock repurchase plan whereby the Company is authorized to repurchase a nominal amount of shares of its common stock to allow for stability in the amount of shares of common stock outstanding. As of March 31, 1997, the Company had not repurchased any shares of common stock.

NOTE 3 - RENTAL PROPERTY

     On March 14, 1997, the Company acquired California Hawaiian Mobile Estates ("California Hawaiian"), located in San Jose, California, for a purchase price of approximately $23.3 million. The acquisition was funded with a borrowing under the Company's line of credit. California Hawaiian consists of approximately 412 developed sites.

     On March 27, 1997, the Company acquired Golf Vista Estates ("Golf Vista"), located in Monee, Illinois. The purchase price of approximately $7.4 million, including deferred payments of $150,000 per year for the next five years, was funded with existing available cash. Golf Vista consists of approximately 200 developed sites and 319 expansion sites.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RENTAL PROPERTY (CONTINUED)

     The Company is actively seeking to acquire additional manufactured home communities and currently is engaged in negotiations relating to the possible acquisition of a number of manufactured home communities. At any time these negotiations are at varying stages which may include contracts outstanding to acquire certain manufactured home communities which are subject to satisfactory completion of the Company's due diligence review.

NOTE 4 - NOTES RECEIVABLE

     At March 31, 1997 and December 31, 1996, notes receivable consisted of the following (amounts in thousands):

                                                              1997      1996
                                                             -------   -------
     $2.0 million note receivable with monthly
       principal and interest payments at
       9.0%, maturing on 6/10/2003........................   $ 1,549   $ 1,596

     $1.2 million purchase money notes with monthly
       principal and interest payments at
       7.0%, maturing on 7/31/2001........................     1,158     1,160

     $10.0 million leasehold mortgage loan with interest
       accruing at a stated rate of 12.5% with a pay
       rate of 8.75%, maturing on 9/1/2013................    11,199    11,071

     $1.9 million note receivable with monthly interest
       payments at prime plus 1.6%, maturing
       on 4/15/2000.......................................     1,623     1,600
                                                             -------   -------

     Total notes receivable...............................   $15,529   $15,427
                                                             =======   =======

NOTE 5 - LONG-TERM BORROWINGS

     At March 31, 1997 and December 31, 1996, long-term borrowings consisted of the following (amounts in thousands):


                                                               1997     1996
                                                             --------  --------
     $100.0 million mortgage note payable
       with monthly interest only payments
       at LIBOR plus 1.05%, maturing on 3/3/98 (a)........   $100,000  $100,000

     First mortgage loan with monthly principal and
       interest payments at 7.40%, maturing
       on 3/1/2004........................................      8,581     8,620

     Purchase money note with structured principal and
       interest payments at an imputed rate of 7.38%,
       maturing on 7/11/2004..............................      1,334     1,334

     First mortgage loan with monthly principal
       and interest payments at a rate of 7.48%,
       maturing on 8/1/2004...............................     24,454    24,544

     $65.0 million first mortgage loan with monthly
       principal and interest payments at 8.0%,
       maturing on 9/1/2001...............................     62,738    62,984
                                                             --------  --------

     Total collateralized borrowings......................    197,107   197,482

     $100.0 million line of credit at LIBOR
       plus 1.125% (b)....................................     68,500    57,500
                                                             --------  --------

     Total long-term borrowings...........................   $265,607  $254,982
                                                             ========  ========

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM BORROWINGS (CONTINUED)

(a) In October 1996, the Company entered into an interest rate swap agreement fixing LIBOR on the Mortgage Debt at 5.57% effective January 10, 1997 through March 3, 1998. The value of this agreement is impacted by changes in the market rate of interest. Had the agreement been entered into on March 31, 1997, the applicable LIBOR swap rate would have been 6.4%. Each 0.01% increase or decrease in the applicable swap rate for this agreement increases or decreases the value of the agreement entered into by the Company versus its current value by approximately $2,900.

     In July 1995 the Company entered into an interest rate swap agreement (the "Swap") beginning at the maturity of the Mortgage Debt fixing LIBOR on the refinancing of the Mortgage Debt at 6.4% for the period 1998 through 2003. The cost of the Swap consisted only of legal costs which were deemed immaterial.
In the event that the Company does not refinance the Mortgage Debt, the risk associated with the Swap is that the Company would be obligated to perform its obligations under the terms of the Swap or would have to pay to terminate the Swap. In either event, the impact of such transaction would be reflected in the Company's statement of operations. The value of the Swap is impacted by changes in the market rate of interest. Had the Swap been entered into on March 31, 1997, the applicable LIBOR swap rate would have been 7.1%. Each 0.01% increase or decrease in the applicable swap rate for the Swap increases or decreases the value of the Swap entered into by the Company versus its current value by approximately $38,000.

(b) On March 1, 1997, the Company amended the credit agreement reducing the interest rate from LIBOR plus 1.375% to LIBOR plus 1.125%. In addition, the fee on the average unused amount was reduced to 0.125% of such amount from 0.15%. The Company did not pay any fees in connection with this amendment.

     On April 3, 1997, the Company entered into a $60.0 million term loan (the "Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. The Loan matures on April 3, 2000 and may be extended to April 3, 2002. In connection with the Loan, the outstanding balance under the $100.0 million line of credit was reduced by $60.0 million.

As of March 31, 1997, the carrying value of the property collateralizing the long-term borrowings was approximately $328.5 million.

NOTE 6 - STOCK OPTIONS

     Pursuant to the Amended and Restated 1992 Stock Option and Stock Award Plan as discussed in Note 13 to the 1996 Form 10-K, certain officers, directors, key employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the quarter ended March 31, 1997, Options for 54,996 shares of common stock were exercised.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The litigation filed on September 17, 1996 by Chateau Properties, Inc. ("Chateau") against the Company and MHC Operating Limited Partnership and various counterclaims filed by the Company (see discussion in Note 14 of Form 10-K) were dismissed on May 5, 1997.

     The Company is involved in a variety of other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on the financial condition or results of operations of the Company.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - PROPOSED MERGER

     During 1996, the Company offered a merger proposal to Chateau in opposition to Chateau's proposed merger with ROC Communities, Inc. ("ROC") and incurred approximately $1.3 million in related costs and invested in certain related saleable assets with a book value of approximately $9.9 million. These expenditures were included in prepaid expenses and other assets as of December 31, 1996. On February 11, 1997, the Chateau shareholders approved Chateau's merger with ROC. Thus, in the first quarter of 1997, the Company sold the related assets it had acquired for approximately $11.1 million and incurred a net write-off of approximately $57,000.

NOTE 9 - SUBSEQUENT EVENTS

     On April 23, 1997, the Company entered into an agreement to acquire a portfolio of manufactured home communities from partnerships affiliated with Mobileparks West for a proposed purchase price of approximately $115 million. The communities, which consist of approximately 3,950 sites, are located in California, Oregan, Utah, Arizona, Nevada and Washington. There can be no assurance that the transaction will be completed, as it is subject to due diligence, partnership approval and certain other conditions.

                      MANUFACTURED HOME COMMUNITIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the three months ended March 31, 1997 compared to the corresponding period in 1996. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 1996 Form 10-K.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996

     Since March 31, 1996, the gross investment in rental property has increased from $598 million to $630 million as of March 31, 1997 due to: (i) the funding of the Candlelight Village loan, which was accounted for as a purchase, on May 9, 1996; (ii) the acquisition of Casa del Sol Resort No. 1 and Casa del Sol Resort No. 2 (collectively, the "Casa del Sol Resorts") on October 23, 1996; (iii) the acquisition of California Hawaiian on March 14, 1997, and
(iv) the acquisition of Golf Vista on March 27, 1997. The total number of sites has increased from 26,284 as of March 31, 1996 to 27,968 as of March 31, 1996.

     The following table summarizes certain weighted average occupancy statistics for the quarters ended March 31, 1997 and 1996. "Core Portfolio" represents an analysis of properties owned during both periods of comparison.



                             Core Portfolio    Total Portfolio
                             1997     1996      1997      1996
                             ------   ------   -------   -------
Total sites                  25,563   25,553    27,442    25,797
Occupied sites               24,291   24,008    26,003    24,208
Occupancy %                   95.0%    94.0%     94.8%     93.8%
Monthly base rent per site     $323     $309      $321      $309

     Base rental income ($25.0 million) increased $2.6 million or 11.5%. For the Core Portfolio, base rental income increased approximately $1.3 million or 5.7%, reflecting a 4.4% increase in base rental rates and a 1.3% increase related to occupancy. The remaining $1.3 million increase in base rental income was attributed to Waterford, acquired on February 28, 1996, Candlelight Village, the Casa del Sol Resorts, California Hawaiian and Golf Vista (collectively, the "Acquisition Properties").

     Monthly base rent per site for the total portfolio increased 3.9%, reflecting a 4.5% increase in monthly base rent per site for the Core Portfolio, partially offset by lower monthly base rents for the Acquisition Properties. Average monthly base rent per site for the Acquisition Properties was $294.

     Weighted average occupancy increased 1.0% due to increased occupancy at the expansion communities and the addition of the Acquisition Properties to the portfolio with higher occupancy percentages.

     Utility and other income ($2.8 million) increased $442,000 or 18.4%, primarily due to an increase in utility income and real estate tax pass-ons at the Core Portfolio of approximately $185,000, an increase of $84,000 attributed to the Acquisition Properties, and the collection of dividend income of $173,000.

                      MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     Interest income ($637,000) increased $37,000 or 6.2%, primarily due to an increase in interest earned on short-term investments. Short-term investments had average balances for the quarters ended March 31, 1997 and 1996 of approximately $5.2 million and $3.4 million, respectively, which earned interest income at an effective rate of 5.2% and 5.4% per annum, respectively. As of March 31, 1997, the Company had cash and cash equivalents and short-term investments of $2.1 million.

     Property operating and maintenance expenses ($7.6 million) increased $702,000 or 10.2%. Approximately $357,000 of the increase was attributed to the Acquisition Properties. The remaining increase was due to increases in repairs and maintenance of $160,000, property payroll of $98,000, utility expense of $95,000, and property general and administrative of $71,000, partially offset by decreased insurance and other expenses of $79,000.
Property operating and maintenance expenses represented 26.6% of total revenues in 1997 and 27.1% in 1996.

     Real estate taxes ($1.9 million) decreased $83,000 or 4.1% due to lower than expected assessed values at certain of the properties. Real estate taxes represented 6.8% of total revenues in 1997 and 7.9% in 1996.

     Property management expenses ($1.2 million) increased $37,000 or 3.1%. The increase was primarily due to an increase in management company payroll. Property management expenses represented 4.3% of total revenues in 1997 and 4.6% in 1996.

     General and administrative expense ("G&A") ($1.2 million) increased $179,000 or 18.4%. The increase was primarily due to increased payroll resulting from salary increases and the timing of public company related expenses. G&A represented 4.0% of total revenues in 1997 and 3.8% in 1996.

     Interest and related amortization ($4.8 million) increased $627,000 or 14.9%. The increase was due to higher weighted average outstanding debt balances during the period, as well as a slightly increased effective interest rate. The weighted average outstanding debt balances for the quarters ended March 31, 1997 and 1996 were $251.2 million and $218.0 million, respectively. The effective interest rates were 7.27% and 7.20%, respectively. Interest and related amortization represented 16.9% of total revenues in 1997 and 16.5% in 1996.

     In October 1996, the Company entered into an interest rate swap agreement fixing LIBOR on the Mortgage Debt at 5.57% effective January 10, 1997 through March 3, 1998. The value of this agreement is impacted by changes in the market rate of interest. Had the agreement been entered into on March 31, 1997, the applicable LIBOR swap rate would have been 6.4%. Each 0.01% increase or decrease in the applicable swap rate for this agreement increases or decreases the value of the agreement entered into by the Company versus its current value by approximately $2,900.

     In July 1995 the Company entered into an interest rate swap agreement (the "Swap") beginning at the maturity of the Mortgage Debt fixing LIBOR on the refinancing of the Mortgage Debt at 6.4% for the period 1998 through 2003. The cost of the Swap consisted only of legal costs which were deemed immaterial.
In the event that the Company does not refinance the Mortgage Debt, the risk associated with the Swap is that the Company would be obligated to perform its obligations under the terms of the Swap or would have to pay to terminate the Swap. In either event, the impact of such transaction would be reflected in the Company's statement of operations. The value of the Swap is impacted by changes in the market rate of interest. Had the Swap been entered into on March 31, 1997, the applicable LIBOR swap rate would have been 7.1%. Each 0.01% increase or decrease in the applicable swap rate for the Swap increases or decreases the value of the Swap entered into by the Company versus its current value by approximately $38,000.

                      MANUFACTURED HOME COMMUNITIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     On March 1, 1997, the Company amended the credit agreement for its $100.0 million line of credit, reducing the interest rate from LIBOR plus 1.375% to LIBOR plus 1.125%. In addition, the fee on the average unused amount was reduced to 0.125% of such amount from 0.15%. The Company did not pay any fees in connection with this amendment.

     On April 3, 1997, the Company entered into a $60.0 million term loan (the "Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. The Loan matures on April 3, 2000 and may be extended to April 3, 2002. In connection with the Loan, the outstanding balance under the $100.0 million line of credit was reduced by $60.0 million.

     Depreciation on corporate assets ($143,000) increased $47,000 or 49% due to fixed asset additions in 1996 associated with the Company's conversion to a new accounting software system. Depreciation on corporate assets represented 0.5% of total revenues in 1997 and 0.4% in 1996.

     Depreciation on real estate assets and other costs ($4.0 million) increased $397,000 or 11.1% as a result of the Acquisition Properties. In addition, in the first quarter of 1997, the Company incurred a $57,000 write-off of costs associated with the Company's opposition in 1996 to Chateau Properties, Inc.'s ("Chateau") proposed merger with ROC Communities, Inc. ("ROC"). Depreciation on real estate assets and other costs represented 13.9% of total revenues in 1997 and 14.0% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $951,000 when compared to December 31, 1996. The major components of this increase were increased cash provided by operating activities, net proceeds from the sale of project related assets, the redemption of short-term investments, and net proceeds from the line of credit, partially offset by the acquisition of California Hawaiian and Golf Vista, and payment of distributions.

     Net cash provided by operating activities increased $600,000 from $15.4 million for the quarter ended March 31, 1996 compared to $16.0 million for the quarter ended March 31, 1997. This increase reflected a $1.6 million increase in funds from operations ("FFO"), as discussed below, partially offset by increased prepaid expense and other asset and a decrease in accounts payable accruals.

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

                      MANUFACTURED HOME COMMUNITIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The following table presents a calculation of FFO and FAD for the quarters ended March 31, 1997 and 1996:



                                                                 March 31,
                                                               1997     1996
                                                              -------  -------
     Computation of funds from operations:
      Income before allocation to minority interests........  $ 7,711  $ 6,557
        Depreciation on real estate assets and other costs..    3,957    3,560
                                                              -------  -------
      Funds from operations.................................  $11,668  $10,117

     Computation of funds available for distribution:
      Funds from operations.................................  $11,668  $10,117
        Non-revenue producing improvements -
         rental properties..................................     (505)    (646)
                                                              -------  -------
      Funds available for distribution......................  $11,163  $ 9,471
                                                              =======  =======

     Net cash used in investing activities decreased $6.8 million from $25.1 million for the quarter ended March 31, 1996 to $18.3 million for the quarter ended March 31, 1997 primarily due to proceeds from the sale of project related assets, proceeds from the redemption of short-term investments, and increased distributions from affiliates, partially offset by increased payments for acquisitions in 1997.

     During 1996, the Company offered a merger proposal to Chateau Properties, Inc. ("Chateau") in opposition to Chateau's proposed merger with ROC Communities, Inc. ("ROC") and incurred approximately $1.3 million in related costs and invested in certain related saleable assets with a book value of approximately $9.9 million. These expenditures were included in prepaid expenses and other assets at December 31, 1996. On February 11, 1997, the Chateau shareholders approved Chateau's merger with ROC. Thus, in the first quarter of 1997, the Company sold the related assets it had acquired for approximately $11.1 million and incurred a net write-off of approximately $57,000.

     On March 14, 1997, the Company acquired California Hawaiian, located in San Jose, California, for a purchase price of approximately $23.3 million. The acquisition was funded with a borrowing under the Company's line of credit. California Hawaiian consists of approximately 412 developed sites.

     On March 27, 1997, the Company acquired Golf Vista, located in Monee, Illinois. The purchase price of approximately $7.4 million, including deferred payments of $150,000 per year for the next five years, was funded with existing available cash. Golf Vista consists of approximately 200 developed sites and 319 expansion sites.

     In connection with an agreement RSI entered into in July 1996, a lender provides floor plan financing to RSI for the purchase of new inventory. This agreement reduced the Company's need to make contributions to RSI in the first quarter of 1997. In addition, in the first quarter of 1997, LP Management Corp. distributed approximately $800,000 to the Company.

                      MANUFACTURED HOME COMMUNITIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Capital expenditures for improvements were approximately $860,000 for the quarter ended March 31, 1997 compared to $1.2 million for the quarter ended March 31, 1996. Of the $860,000, approximately $505,000 represented improvements to existing sites. The Company anticipates spending approximately $2.7 million on improvements to existing sites during the remainder of 1997. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maximize rental rates charged to new and renewing residents. The remaining $355,000 represented costs to develop expansion sites at certain of the Company's properties and other corporate headquarter costs. The Company is currently developing an additional 104 sites which should be available for occupancy in 1997.

     Net cash provided by financing activities decreased $6.3 million from $9.6 million for the quarter ended March 31, 1996 to $3.3 million for the quarter ended March 31, 1997 primarily due to net repayments under the line of credit.

     Distributions to common stockholders and minority interests increased approximately $438,000 due to an increase in the number of shares outstanding and an increase in the distribution per share. On January 10, 1997, the Company paid a $.305 per share distribution for the quarter ended December 31, 1996 to stockholders of record on December 27, 1996. On April 11, 1997, the Company paid a $.33 per share distribution for the quarter ended March 31, 1997 to stockholders of record on March 28, 1997. Return of capital on a GAAP basis was $0.05 per share for the first quarter of 1997.

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

     Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") is effective for years ending after December 15, 1997. The Company will adopt SFAS No. 128 as of December 31, 1997 (earlier adoption is not permitted). The Company cannot presently determine the impact of the adoption of SFAS No. 128 as the Company cannot anticipate its capital structure and stock prices at December 31, 1997. Had the Company adopted SFAS No. 128 in the first quarter of 1997, the impact would have been immaterial for the quarter.

                      MANUFACTURED HOME COMMUNITIES, INC.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The discussion in Note 6 of Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits:

              27 Financial Data Schedule

          (b) Reports on Form 8-K:

              Form 8-K dated March 14, 1997, filed March 25, 1997, relating to
              Item 5 - "Other Events - Acquisition of Assets" on the acquisition of California Hawaiian.

              Form 8-K dated March 27, 1997, filed April 3, 1997, relating to
              Item 5 - "Other Events - Acquisition of Assets" on the acquisition of Golf Vista.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   MANUFACTURED HOME COMMUNITIES, INC.

                                   BY:  /s/ Thomas P. Heneghan
                                      ------------------------
                                      Thomas P. Heneghan
                                      Executive Vice President, Treasurer and
                                        Chief Financial Officer

                                   BY:  /s/ Judy A. Pultorak
                                      ------------------------
                                      Judy A. Pultorak
                                      Principal Accounting Officer






DATE:  May 7, 1997