Form 10-Q
period 1997-06-30
MANUFACTURED HOME COMMUNITIES INC
filed 1997-08-11
CIK 895417

                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


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

            24,692,809 SHARES OF COMMON STOCK AS OF JULY 31, 1997.

                     MANUFACTURED HOME COMMUNITIES, INC.

                              TABLE OF CONTENTS



                        PART I - FINANCIAL STATEMENTS


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
  Consolidated Balance Sheets as of June 30, 1997 and
    December 31, 1996 ...................................................... 3

  Consolidated Statements of Operations for the six months
    and quarters ended June 30, 1997 and 1996 .............................  4

  Consolidated Statements of Cash Flows for the six months ended
    June 30, 1997 and 1996 ................................................  5

  Notes to Consolidated Financial Statements  .............................  6


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations ........................................  10

                         PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings ...................  ...........................  17

ITEM 6.  Exhibits and Reports on Form 8-K .................................  17


                     MANUFACTURED HOME COMMUNITIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                  AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)


                                                         June 30,  December 31,
                                                           1997       1996
                                                         --------  -----------
ASSETS
Investment in rental property:
 Land..................................................  $147,981    $138,514
 Land improvements.....................................   397,226     370,440
 Buildings and other depreciable property..............    89,737      88,696
                                                         --------    --------
                                                          634,944     597,650
 Accumulated depreciation..............................   (79,564)    (71,481)
                                                         --------    --------
    Net investment in rental property..................   555,380     526,169
Cash and cash equivalents..............................     1,613         324
Short-term investments (at cost,
 which approximates market)............................     3,820       1,968
Notes receivable.......................................    15,607      15,427
Investment in and advances to affiliates...............     5,807       6,836
Rents receivable.......................................       717         723
Deferred financing costs, net..........................     1,770       1,999
Prepaid expenses and other assets......................     3,993      14,279
Due from affiliates....................................       116         149
                                                         --------    --------
    Total assets.......................................  $588,823    $567,874
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Mortgage notes payable................................  $199,135    $197,482
 Term Loan.............................................    60,000         ---
 Line of credit........................................    19,000      57,500
 Accounts payable and accrued expenses.................    17,741      14,364
 Accrued interest payable..............................     1,651       1,495
 Rents received in advance and security deposits.......     3,424       1,897
 Distributions payable.................................     9,043       8,439
 Due to affiliates.....................................        99         105
                                                         --------    --------
    Total liabilities..................................   310,093     281,282
                                                         --------    --------
Commitments and contingencies

Minority interests.....................................    28,401      28,640
                                                         --------    --------
Stockholders' equity:
 Preferred stock, $.01 par value
    10,000,000 shares authorized; none issued..........       ---         ---
 Common stock, $.01 par value
    50,000,000 shares authorized; 24,688,643 and
    24,951,948 shares issued and outstanding for
    1997 and 1996, respectively........................       247         249
 Paid-in capital.......................................   288,023     293,512
 Employee notes........................................    (6,100)     (6,158)
 Distributions in excess of accumulated earnings.......   (31,841)    (29,651)
                                                         --------    --------
    Total stockholders' equity.........................   250,329     257,952
                                                         --------    --------
 Total liabilities and stockholders' equity............  $588,823    $567,874
                                                         ========    ========



   The accompanying notes are an integral part of the financial statements.

                     MANUFACTURED HOME COMMUNITIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE SIX MONTHS AND QUARTERS ENDED JUNE 30, 1997 AND 1996
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)




                                                    For the Six Months Ended    For the Quarters Ended
                                                            June 30,                   June 30,
                                                    ------------------------    ----------------------
                                                        1997          1996         1997         1996
                                                    ---------       --------    --------      --------
REVENUES
 Base rental income............................       $50,978       $45,660      $25,932      $23,195
 Utility and other income......................         5,483         4,539        2,745        2,240
 Equity in income of affiliates................           207           207           99          102
 Interest income...............................         1,246         1,191          609          591
                                                      -------       -------      -------      -------
   Total revenues................................      57,914        51,597       29,385       26,128
                                                      -------       -------      -------      -------
EXPENSES
 Property operating and maintenance............        15,274        13,998        7,675        7,101
 Real estate taxes.............................         3,914         4,016        1,987        2,006
 Property management...........................         2,412         2,225        1,191        1,041
 General and administrative....................         2,212         1,952        1,062          981
 Interest and related amortization.............        10,017         8,640        5,196        4,446
 Depreciation on corporate assets..............           289           220          146          124
 Depreciation on real estate assets
   and other costs.............................         8,034         7,323        4,077        3,763
                                                      -------       -------      -------      -------
   Total expenses..............................        42,152        38,374       21,334       19,462
                                                      -------       -------      -------      -------
 Income before allocation to minority interests        15,762        13,223        8,051        6,666
 (Income) allocated to minority interests......        (1,585)       (1,311)        (798)        (661)
                                                      -------       -------      -------      -------
 Net income....................................       $14,177       $11,912      $ 7,253      $ 6,005
                                                      =======       =======      =======      =======
 Net income per weighted average common share
   outstanding.................................       $   .57       $   .48      $   .29      $   .24
                                                      =======       =======      =======      =======
 Distributions declared
   per common share outstanding................       $   .66       $   .61      $   .33      $  .305
                                                      =======       =======      =======      =======
 Weighted average common shares outstanding....        24,777        24,675       24,715       24,687
                                                      =======       =======      =======      =======


   The accompanying notes are an integral part of the financial statements.

                     MANUFACTURED HOME COMMUNITIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                            (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)



                                                               1997      1996
                                                             --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................. $ 14,177  $ 11,912
 Adjustments to reconcile net income to
  cash provided by operating activities:
   Income allocated to minority interests...................    1,585     1,311
   Depreciation and amortization expense....................    8,792     8,107
   Equity in income of affiliates...........................     (207)     (207)
   Amortization of deferred compensation and other..........      436        40
   Writeoff of project costs................................       57       ---
   Decrease in rents receivable.............................        6        54
   (Increase) decrease in prepaid expenses and other assets.   (1,165)      839
   Increase in accounts payable and accrued expenses........    2,776     4,111
   Increase in rents received in advance and
    security deposits.......................................    1,527     1,572
                                                             --------  --------
 Net cash provided by operating activities..................   27,984    27,739
                                                             --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short-term investments, net....................   (1,852)   (4,168)
 Net proceeds from sale of project related assets...........   11,148       ---
 Distributions from affiliates..............................    1,178       446
 Collection of principal payments on notes receivable.......      100        70
 Acquisition of rental properties...........................  (34,649)  (28,968)
 Improvements:
   Improvements - corporate.................................     (147)     (542)
   Improvements - rental properties.........................     (966)   (1,461)
   Site development costs...................................     (904)   (1,089)
                                                             --------  --------
 Net cash used in investing activities......................  (26,092)  (35,712)
                                                             --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from exercise of stock options................    1,333       348
 Distributions to common stockholders and
  minority interests........................................  (17,587)  (16,350)
 Repurchase of common stock.................................   (7,260)      ---
 Collection of principal payments on employee notes.........       58        47
 Proceeds from line of credit and term loan.................   98,900    25,600
 Repayments on mortgage notes payable and line of credit....  (75,747)   (1,370)
 Debt issuance costs........................................     (300)     (200)
                                                             --------  --------
 Net cash (used in) provided by financing activities........     (603)    8,075
                                                             --------  --------
Net increase in cash and cash equivalents...................    1,289       102
Cash and cash equivalents, beginning of period..............      324       760
                                                             --------  --------
Cash and cash equivalents, end of period.................... $  1,613  $    862
                                                             ========  ========
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest.................... $  9,332  $  8,020
                                                             ========  ========


   The accompanying notes are an integral part of the financial statements.

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PRESENTATION:

     These unaudited Consolidated Financial Statements of Manufactured Home Communities, Inc., a Maryland corporation, and its subsidiaries (collectively, the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K (the "1996 Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 1996 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

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

     (b)  Earnings Per Common Share

     Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") is effective for years ending after December 15, 1997. The Company will adopt SFAS No. 128 as of December 31, 1997 (earlier adoption is not permitted). The Company expects the impact of the adoption of SFAS No. 128 to be immaterial. Had the Company adopted SFAS No. 128 in the second quarter of 1997, the impact would have been immaterial.

NOTE 2 - COMMON STOCK AND RELATED TRANSACTIONS

     The Company paid a $.33 per share distribution on April 11, 1997 and July 11, 1997, for the quarters ended March 31, 1997 and June 30, 1997, respectively, to stockholders of record on March 28, 1997 and June 27, 1997, respectively.

     In March 1997, the Company's Board of Directors approved a common stock repurchase plan whereby the Company is authorized to repurchase up to 1,000,000 shares of its common stock. As of June 30, 1997, the Company had repurchased 330,300 shares of common stock.

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

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - RENTAL PROPERTY (CONTINUED)

     On May 29, 1997, the Company entered into a capital lease with East Tincup Village, Inc., a Colorado corporation, for Golden Terrace South (formerly known as East Tincup Village). The lease term is 110 months commencing on May 29, 1997, with monthly rental payments of approximately $18,000. The lease contains an option for the Company to purchase Golden Terrace South at the termination of the lease for $2.4 million. For financial accounting purposes, the Company accounts for the lease as a direct financing lease; and, accordingly, the Company has recorded an investment in real estate and a note payable. Golden Terrace South consists of 80 developed sites and 86 recreational vehicle sites.

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

NOTE 4 - NOTES RECEIVABLE

     At June 30, 1997 and December 31, 1996, notes receivable consisted of the following (amounts in thousands):

<Capation>


                                                                1997     1996
                                                              -------  -------
     $2.0 million note receivable with monthly principal
        and interest payments at 9.0%, maturing
        on 6/10/2003 (a)....................................  $ 1,503  $ 1,596

     $1.2 million purchase money notes with monthly
        principal and interest payments at 7.0%,
        maturing on 7/31/2001...............................    1,153    1,160

     $10.0 million leasehold mortgage loan with interest
        accruing at a stated rate of 12.5% with a
        pay rate of 8.75%, maturing on 9/1/2013.............   11,306   11,071

     $1.9 million note receivable with monthly interest
        payments at prime plus 1.6%, maturing on 4/15/2000..    1,645    1,600
                                                              -------  -------
     Total notes receivable.................................  $15,607  $15,427
                                                              =======  =======

(a)  The $2.0 million note receivable was repaid on August 1, 1997.

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM BORROWINGS

     At June 30, 1997 and December 31, 1996, long-term borrowings consisted of the following (amounts in thousands):



                                                                1997     1996
                                                             --------  --------
     $100.0 million mortgage note payable with monthly
        interest only payments at LIBOR plus 1.05%,
        maturing on 3/3/98 (a).............................. $100,000  $100,000

     First mortgage loan with monthly principal and
        interest payments at 7.40%, maturing on 3/1/2004....    8,542     8,620

     Purchase money note with structured principal and
        interest payments at an imputed rate of 7.38%,
        maturing on 7/11/2004...............................    1,334     1,334

     First mortgage loan with monthly principal and
        interest payments at a rate of 7.48%,
        maturing on 8/1/2004................................   24,373    24,544

     $65.0 million first mortgage loan with monthly
        principal and interest payments at 8.0%,
        maturing on 9/1/2001................................   62,486    62,984

     $2.4 million note payable with monthly interest
        payments at 9.05%, maturing on 7/31/2006............    2,400       ---
                                                             --------  --------
     Total collateralized borrowings........................  199,135   197,482

     $100.0 million line of credit at LIBOR
        plus 1.125% (b).....................................   19,000    57,500

     $60.0 million term loan at LIBOR plus 1.00% (c)........   60,000       ---
                                                             --------  --------
     Total long-term borrowings............................. $278,135  $254,982
                                                             ========  ========

(a) In October 1996, the Company entered into an interest rate swap agreement fixing the London Interbank Offered Rate ("LIBOR") on the $100.0 million mortgage debt (the "Mortgage Debt") at 5.57% effective January 10, 1997 through March 3, 1998. The value of this agreement is impacted by changes in the market rate of interest. Had the agreement been entered into on June 30, 1997, the applicable LIBOR swap rate would have been 6.15%. Each 0.01% increase or decrease in the applicable swap rate for this agreement increases or decreases the value of the agreement entered into by the Company versus its current value by approximately $2,500.

     In July 1995, the Company entered into an interest rate swap agreement (the "Swap") beginning at the maturity of the Mortgage Debt fixing LIBOR on the refinancing of the Mortgage Debt at 6.4% for the period 1998 through 2003. The cost of the Swap consisted only of legal costs which were deemed immaterial.
In the event that the Company does not refinance the Mortgage Debt, the risk associated with the Swap is that the Company would be obligated to perform its obligations under the terms of the Swap or would have to pay to terminate the Swap. In either event, the impact of such transaction would be reflected in the Company's statement of operations. The value of the Swap is impacted by changes in the market rate of interest. Had the Swap been entered into on June 30, 1997, the applicable LIBOR swap rate would have been 6.77%. Each 0.01% increase or decrease in the applicable swap rate for the Swap increases or decreases the value of the Swap entered into by the Company versus its current value by approximately $24,000.

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

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LONG-TERM BORROWINGS (CONTINUED)

(c) On April 3, 1997, the Company entered into a $60.0 million term loan (the "Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. On June 2, 1997, the Company elected to set the LIBOR rate on the Loan at 6.05% through January 2, 1998. The Loan matures on April 3, 2000 and may be extended to April 3, 2002. In connection with the Loan, the outstanding balance under the $100.0 million line of credit was reduced by $60.0 million.

As of June 30, 1997, the carrying value of the property collateralizing the long-term borrowings was approximately $329.4 million.

NOTE 6 - STOCK OPTIONS

     Pursuant to the Amended and Restated 1992 Stock Option and Stock Award Plan as discussed in Note 13 to the 1996 Form 10-K, certain officers, directors, key employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the six months ended June 30, 1997, Options for 66,995 shares of common stock were exercised.

NOTE 7 - EMPLOYEE STOCK PURCHASE PLAN

     The Company adopted, effective July 1, 1997, an Employee Stock Purchase Plan. Pursuant to the Employee Stock Purchase Plan, certain employees and directors of the Company may each annually acquire up to $100,000 of common stock of the company. The aggregate number of common shares available under the Employee Stock Purchase Plan shall not exceed 1,000,000, subject to adjustment by the Board of Directors. The common stock may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - PROPOSED MERGER

     During 1996, the Company offered a merger proposal to Chateau in opposition to Chateau's proposed merger with ROC Communities, Inc. ("ROC") and incurred approximately $1.3 million in related costs and invested in certain related saleable assets with a book value of approximately $9.9 million. These expenditures were included in prepaid expenses and other assets as of December 31, 1996. On February 11, 1997, Chateau's shareholders approved Chateau's merger with ROC. Thus, in the first quarter of 1997, the Company sold the related assets it had acquired for approximately $11.1 million and incurred a net write-off of approximately $57,000.

                     MANUFACTURED HOME COMMUNITIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the six months and quarter ended June 30, 1997 compared to the corresponding periods in 1996. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 1996 Form 10-K.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30,
1996

     Since June 30, 1996, the gross investment in rental property has increased from $575 million to $635 million as of June 30, 1997 due to: (i) the acquisition of Casa del Sol Resort No. 1 and Casa del Sol Resort No. 2 (collectively, the "Casa del Sol Resorts") on October 23, 1996; (ii) the acquisition of California Hawaiian on March 14, 1997; (iii) the acquisition of Golf Vista on March 27, 1997; and (iv) the acquisition of Golden Terrace South on May 30, 1997. The total number of sites has increased from 26,876 as of June 30, 1996 to 28,168 as of June 30, 1997.

     The following table summarizes certain weighted average occupancy statistics for the quarters ended June 30, 1997 and 1996. "Core Portfolio" represents an analysis of properties owned during both periods of comparison.


<Option>


                                     Core Portfolio    Total Portfolio
                                   -----------------  -----------------
                                     1997     1996      1997      1996
                                   -------   -------  -------   -------
     Total sites                    25,655   25,560    28,111    26,598
     Occupied sites                 24,304   24,055    26,562    24,953
     Occupancy %                      94.7%    94.1%     94.5%     93.8%
     Monthly base rent per site    $   325  $   311   $   325   $   310


     Base rental income ($25.9 million) increased $2.7 million or 11.8%. For the Core Portfolio, base rental income increased approximately $1.2 million or 5.4%, reflecting a 4.3% increase in base rental rates and a 1.1% increase related to occupancy. The remaining $1.5 million increase in base rental income was attributed to Waterford, acquired on February 28, 1996, Candlelight Village, acquired on May 9, 1996, the Casa del Sol Resorts, California Hawaiian, Golf Vista, and Golden Terrace South (collectively, the "Acquisition Properties").

     Monthly base rent per site for the total portfolio increased 4.8%, reflecting a 4.5% increase in monthly base rent per site for the Core Portfolio and higher monthly base rents for the Acquisition Properties. Average monthly base rent per site for the Acquisition Properties was $333 for the second quarter of 1997.

     Weighted average occupancy increased 0.7% due to increased occupancy at the expansion communities and the addition of the Acquisition Properties to the portfolio with higher occupancy percentages.

     Utility and other income ($2.7 million) increased $505,000 or 22.5%, primarily due to an increase of $196,000 attributed to the Acquisition Properties and an increase in utility income, real estate tax pass-ons and other miscellaneous income at the Core Portfolio.

                     MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     Interest income ($609,000) increased $18,000 or 3.0%, primarily due to an increase in interest earned on short-term investments. Short-term investments had average balances for the quarters ended June 30, 1997 and 1996 of approximately $3.2 million and $3.5 million, respectively, which earned interest income at an effective rate of 5.3% and 5.2% per annum, respectively. As of June 30, 1997, the Company had cash and cash equivalents and short- term investments of $5.4 million.

     Property operating and maintenance expenses ($7.7 million) increased $574,000 or 8.1%. Approximately $513,000 of the increase was attributed to the Acquisition Properties. The remaining 0.9% increase was due to increases in property payroll of $39,000, utility expense of $48,000, and property general and administrative expense of $48,000, partially offset by decreased repairs and maintenance expense of $31,000 and insurance and other expenses of $43,000. Property operating and maintenance expenses represented 26.1% of total revenues in 1997 and 27.2% in 1996.

     Real estate taxes ($2.0 million) decreased $19,000 or 0.9% due to lower than expected assessed values at certain of the properties based on actual bills received, partially offset by additional real estate taxes at the Acquisition Properties. Real estate taxes represented 6.8% of total revenues in 1997 and 7.7% in 1996.

     Property management expenses ($1.2 million) increased $150,000 or 14.4%. The increase was primarily due to an increase in management company payroll and timing of certain expenses. Property management expenses represented 4.1% of total revenues in 1997 and 4.0% in 1996.

     General and administrative expense ("G&A") ($1.1 million) increased $81,000 or 8.3%. The increase was primarily due to increased payroll resulting from salary increases and timing of public company expenses. G&A represented 3.6% of total revenues in 1997 and 3.8% in 1996.

     Interest and related amortization ($5.2 million) increased $750,000 or 16.9%. The increase was due to higher weighted average outstanding debt balances during the period. The weighted average outstanding debt balances for the quarters ended June 30, 1997 and 1996 were $274.7 million and $232.0 million, respectively. The effective interest rates were 6.9% and 7.2%, respectively. Interest and related amortization represented 17.7% of total revenues in 1997 and 17.0% in 1996.

     In July 1995, the Company entered into an interest rate swap agreement (the "Swap") beginning at the maturity of the Mortgage Debt fixing LIBOR on the refinancing of the Mortgage Debt at 6.4% for the period 1998 through 2003. The cost of the Swap consisted only of legal costs which were deemed immaterial.
In the event that the Company does not refinance the Mortgage Debt, the risk associated with the Swap is that the Company would be obligated to perform its obligations under the terms of the Swap or would have to pay to terminate the Swap. In either event, the impact of such transaction would be reflected in the Company's statement of operations. The value of the Swap is impacted by changes in the market rate of interest. Had the Swap been entered into on June 30, 1997, the applicable LIBOR swap rate would have been 6.77%. Each 0.01% increase or decrease in the applicable swap rate for the Swap increases or decreases the value of the Swap entered into by the Company versus its current value by approximately $24,000.

                     MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     In October 1996, the Company entered into an interest rate swap agreement fixing LIBOR on the Mortgage Debt at 5.57% effective January 10, 1997 through March 3, 1998. The value of this agreement is impacted by changes in the market rate of interest. Had the agreement been entered into on June 30, 1997, the applicable LIBOR swap rate would have been 6.15%. Each 0.01% increase or decrease in the applicable swap rate for this agreement increases or decreases the value of the agreement entered into by the Company versus its current value by approximately $2,500.

     On March 1, 1997, the Company amended the credit agreement for its $100.0 million line of credit reducing the interest rate from LIBOR plus 1.375% to LIBOR plus 1.125%. In addition, the fee on the average unused amount was reduced to 0.125% of such amount from 0.15%. The Company did not pay any fees in connection with this amendment.

     On April 3, 1997, the Company entered into a $60.0 million term loan (the "Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. On June 2, 1997, the Company elected to set the LIBOR rate on the Loan at 6.05% through January 2, 1998. The Loan matures on April 3, 2000 and may be extended to April 3, 2002. In connection with the Loan, the outstanding balance under the $100.0 million line of credit was reduced by $60.0 million.

     Depreciation on corporate assets ($146,000) increased $22,000 or 17.7% due to fixed asset additions in 1996 associated with the Company's conversion to a new accounting software system. Depreciation on corporate assets represented 0.5% of total revenues in 1997 and 1996.

     Depreciation on real estate assets and other costs ($4.1 million) increased $314,000 or 8.3% as a result of the Acquisition Properties. Depreciation on real estate assets and other costs represented 13.9% of total revenues in 1997 and 14.4% in 1996.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996

     The acquisition of California Hawaiian and Golf Vista in 1997 increased base rental income, property operating and maintenance expenses, real estate taxes and deprecation for the six months ended June 30, 1997.

     The following table summarizes certain weighted average occupancy statistics for the six months ended June 30, 1997 and 1996. "Core Portfolio" represents an analysis of properties owned during both periods of comparison.


<Option>


                                  Core Portfolio    Total Portfolio
                                 ----------------   -----------------
                                   1997     1996      1997      1996
                                 -------  -------   -------  --------
     Total sites                  25,609   25,557    27,776    26,198
     Occupied sites               24,298   24,031    26,286    24,581
     Occupancy %                    94.9%    94.0%     94.6%     93.8%
     Monthly base rent per site  $   324  $   310   $   323   $   310


     Base rental income ($51.0 million) increased $5.3 million or 11.6%. For the Core Portfolio, base rental income increased approximately $2.5 million or 5.5%, reflecting a 4.4% increase in base rental rates and a 1.1% increase related to occupancy. The remaining $2.8 million increase in base rental income was attributed to the Acquisition Properties.

                     MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     Monthly base rent per site for the total portfolio increased 4.2%, reflecting a 4.5% increase in monthly base rent per site for the Core Portfolio, partially offset by lower monthly base rents for the Acquisition Properties. Average monthly base rent per site for the Acquisition Properties was $316 for the six months ended June 30, 1997.

     Weighted average occupancy increased 0.9% due to increased occupancy at the expansion communities and the addition of the Acquisition Properties to the portfolio with higher occupancy percentages.

     Utility and other income ($5.5 million) increased $944,000 or 20.8%, primarily due to an increase of $286,000 attributed to the Acquisition Properties, the collection of dividend income of $173,000 in the first quarter of 1997, and increased utility income, real estate tax pass-ons and other miscellaneous income at the Core Portfolio.

     Interest income ($1.2 million) increased $55,000 or 4.6%, primarily due to an increase in interest earned on short-term investments. Short-term investments had average balances for the six months ended June 30, 1997 and 1996 of approximately $4.2 million and $3.4 million, respectively, which earned interest income at an effective rate of 5.3% per annum in both years.

     Property operating and maintenance expenses ($15.3 million) increased $1.3 million or 9.1%. Approximately $880,000 of the increase was attributed to the Acquisition Properties. The remaining 3.0% increase was due to increases in repairs and maintenance expense of $130,000, property payroll of $138,000, utility expense of $143,000, and property general and administrative of $118,000, partially offset by decreased insurance and other expenses of $133,000. Property operating and maintenance expenses represented 26.4% of total revenues in 1997 and 27.1% in 1996.

     Real estate taxes ($3.9 million) decreased $102,000 or 2.5% due to lower than expected assessed values at certain of the properties based on actual bills received, partially offset by additional real estate taxes at the Acquisition Properties. Real estate taxes represented 6.8% of total revenues in 1997 and 7.8% in 1996.

     Property management expenses ($2.4 million) increased $187,000 or 8.4%. The increase was primarily due to an increase in management company payroll and timing of certain expenses. Property management expenses represented 4.2% of total revenues in 1997 and 4.3% in 1996.

     G&A ($2.2 million) increased $260,000 or 13.3%. The increase was primarily due to increased payroll resulting from salary increases and the timing of public company related expenses. G&A represented 3.8% of total revenues in 1997 and 1996.

     Interest and related amortization ($10.0 million) increased $1.4 million or 15.9%. The increase was due to higher weighted average outstanding debt balances during the period. The weighted average outstanding debt balances for the six months ended June 30, 1997 and 1996 were $263.0 million and $225.1 million, respectively. The effective interest rates were 7.1% and 7.2%, respectively. Interest and related amortization represented 17.3% of total revenues in 1997 and 16.7% in 1996.

                     MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     Depreciation on corporate assets ($289,000) increased $69,000 or 31.4% due to fixed asset additions in 1996 associated with the Company's conversion to a new accounting software system. Depreciation on corporate assets represented 0.5% of total revenues in 1997 and 0.4% in 1996.

     Depreciation on real estate assets and other costs ($8.0 million) increased $711,000 or 9.7% as a result of the Acquisition Properties. In addition, in the first quarter of 1997, the Company incurred a $57,000 write-off of costs associated with the Company's opposition in 1996 to Chateau's proposed merger with ROC. Depreciation on real estate assets and other costs represented 13.9% of total revenues in 1997 and 14.2% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by approximately $1.3 million when compared to December 31, 1996. The major components of this increase were increased cash provided by operating activities, net proceeds from the sale of project related assets, and net proceeds from the line of credit and term loan, partially offset by the acquisition of California Hawaiian, Golf Vista, and Golden Terrace South, payment of distributions and purchase of shares of the Company's common stock under the common stock repurchase plan.

     Net cash provided by operating activities increased $245,000 from $27.7 million for the six months ended June 30, 1996 to $28.0 million for the six months ended June 30, 1997. This increase reflected a $3.3 million increase in funds from operations ("FFO"), as discussed below, partially offset by increased prepaid expenses and other assets and a decrease in accounts payable accruals.

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

                     MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The following table presents a calculation of FFO and FAD for the quarters and six months ended June 30, 1997 and 1996:

<Option>


                                                    For the Quarters Ended     For the Six Months Ended
                                                            June 30,                  June 30,
                                                    ----------------------     ------------------------
                                                       1997       1996            1997        1996
                                                    --------    ----------     --------     -----------
Computation of funds from operations:
 Income before allocation to
  minority interests..............................    $ 8,051   $ 6,666         $15,762     $13,223
   Depreciation on real estate assets and
    other costs...................................      4,077     3,763           8,034       7,323
                                                      -------   -------         -------     -------
 Funds from operations............................    $12,128   $10,429         $23,796     $20,546
                                                      =======   =======         =======     =======
Computation of funds available for distribution:
 Funds from operations............................    $12,128   $10,429         $23,796     $20,546
  Non-revenue producing improvements -
   rental properties..............................       (461)     (815)           (966)     (1,461)
                                                      -------   -------         -------     -------
 Funds available for distribution.................    $11,667   $ 9,614         $22,830     $19,085
                                                      =======   =======         =======     =======

     Net cash used in investing activities decreased $9.6 million from $35.7 million for the six months ended June 30, 1996 to $26.1 million for the six months ended June 30, 1997 primarily due to proceeds from the sale of project related assets, decreased purchases of short-term investments, increased distributions from affiliates, and decreased corporate and property related improvements, partially offset by increased payments for acquisitions in 1997.

     During 1996, the Company offered a merger proposal to Chateau in opposition to Chateau's proposed merger with ROC and incurred approximately $1.3 million in project related costs and invested in certain project related saleable assets with a book value of approximately $9.9 million. These expenditures were included in prepaid expenses and other assets at December 31, 1996. On February 11, 1997, Chateau's shareholders approved Chateau's merger with ROC. Thus, in the first quarter of 1997, the Company sold the related assets it had acquired for approximately $11.1 million and incurred a net write-off of approximately $57,000.

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

                     MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     On May 30, 1997, the Company entered into a capital lease with East Tincup Village, Inc., a Colorado corporation, for Golden Terrace South (formerly known as East Tincup Village). The lease term is 110 months commencing on May 29, 1997 with monthly rental payments of approximately $18,000. The lease contains an option for the Company to purchase Golden Terrace South at the termination of the lease for $2.4 million. For financial accounting purposes, the Company accounts for the lease as a direct financing lease; and, accordingly, the Company has recorded an investment in real estate and a note payable. Golden Terrace South consists of 80 developed sites and 86 recreational vehicle sites.

     In connection with an agreement Realty Systems, Inc. ("RSI") entered into in July 1996, a lender provides floor plan financing to RSI for the purchase of new inventory. This agreement reduced the Company's need to make contributions to RSI in the first six months of 1997. In addition, in the first six months of 1997, LP Management Corp. distributed approximately $800,000 to the Company.

     Capital expenditures for improvements were approximately $2.0 million for the six months ended June 30, 1997 compared to $3.1 million for the six months ended June 30, 1996. Of the $2.0 million, approximately $966,000 represented improvements to existing sites. The Company anticipates spending approximately $2.0 million on improvements to existing sites during the remainder of 1997. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maximize rental rates charged to new and renewing residents. The remaining $1.1 million represented costs to develop expansion sites at certain of the Company's properties and other corporate headquarter costs. The Company is currently developing an additional 90 sites which should be available for occupancy in 1997.

     Net cash used in financing activities increased $8.7 million from $8.1 million provided by financing activities for the six months ended June 30, 1996 to $603,000 used in financing activities for the six months ended June 30, 1997 primarily due to the purchase of 330,300 shares of the Company's common stock under the common stock repurchase plan and increased distributions to common stockholders.

     Distributions to common stockholders and minority interests increased approximately $1.2 million due to an increase in the distribution per share.
On January 10, 1997, the Company paid a $.305 per share distribution for the quarter ended December 31, 1996 to stockholders of record on December 27, 1996. The Company paid a $.33 per share distribution on April 11, 1997 and July 11, 1997 for the quarters ended March 31, 1997 and June 30, 1997, respectively, to stockholders of record on March 28, 1997 and June 27, 1997, respectively. Return of capital on a GAAP basis was $0.05 and $0.04 per share for the quarters ended March 31, 1997 and June 30, 1997, respectively.

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

     Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") is effective for years ending after December 15, 1997. The Company will adopt SFAS No. 128 as of December 31, 1997 (earlier adoption is not permitted). The Company expects the impact of the adoption of SFAS No. 128 to be immaterial. Had the Company adopted SFAS No. 128 in the second quarter of 1997, the impact would have been immaterial.

                     MANUFACTURED HOME COMMUNITIES, INC.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The discussion in Note 8 of Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:

            27 Financial Data Schedule

        (b) Reports on Form 8-K:

            None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






                              MANUFACTURED HOME COMMUNITIES, INC.





                               BY:  /s/ Thomas P. Heneghan
                                    ---------------------------------------
                                    Thomas P. Heneghan
                                    Executive Vice President, Treasurer and
                                      Chief Financial Officer

                               BY:  /s/ Judy A. Pultorak
                                    ---------------------------------------
                                    Judy A. Pultorak
                                    Principal Accounting Officer






DATE:  August 7, 1997