Form 10-Q
period 1997-09-30
MANUFACTURED HOME COMMUNITIES INC
filed 1997-11-12
CIK 895417

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



        [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

          24,719,716 SHARES OF COMMON STOCK AS OF OCTOBER 31, 1997.

                      MANUFACTURED HOME COMMUNITIES, INC.

                               TABLE OF CONTENTS



                         PART I - FINANCIAL STATEMENTS

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

INDEX TO FINANCIAL STATEMENTS
                                                                                                                Page
                                                                                                                ----
  Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996......................................3

  Consolidated Statements of Operations for the nine months and quarters ended September 30, 1997 and
  1996............................................................................................................4

  Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996.....................5

  Notes to Consolidated Financial Statements......................................................................6


ITEM 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................................12

                          PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings......................................................................................19

ITEM 6.   Exhibits and Reports on Form 8-K.......................................................................19

                      MANUFACTURED HOME COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                        September 30,       December 31,
                                                                            1997                1996
                                                                       ---------------     --------------
ASSETS
Investment in rental property:
   Land....................................................                 $169,785           $138,514
   Land improvements.......................................                  500,376            370,440
   Buildings and other depreciable property................                   90,527             88,696
                                                                       ---------------     --------------
                                                                             760,688            597,650
   Accumulated depreciation................................                  (84,095)           (71,481)
                                                                       ---------------     --------------
       Net investment in rental property...................                  676,593            526,169
Cash and cash equivalents..................................                      413                324
Short-term investments (at cost, which approximates market)                    2,816              1,968
Notes receivable...........................................                    2,818             15,427
Investment in and advances to affiliates...................                    6,586              6,836
Investment in partnerships.................................                   34,429                ---
Rents receivable...........................................                      745                723
Deferred financing costs, net..............................                    1,496              1,999
Prepaid expenses and other assets..........................                    2,376             14,279
Due from affiliates........................................                       53                149
                                                                       ---------------     --------------
   Total assets............................................                 $728,325           $567,874
                                                                       ===============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable..................................                 $211,333           $197,482
   Term loan...............................................                   60,000                ---
   Line of credit..........................................                   55,500             57,500
   Other notes payable.....................................                    6,625                ---
   Accounts payable and accrued expenses...................                   28,947             14,364
   Accrued interest payable................................                    1,915              1,495
   Rents received in advance and security deposits.........                    4,304              1,897
   Distributions payable...................................                   10,147              8,439
   Due to affiliates.......................................                       99                105
                                                                       ---------------     --------------
       Total liabilities...................................                  378,870            281,282
                                                                       ---------------     --------------
Minority interests.........................................                   71,844             28,640
                                                                       ---------------     --------------
Stockholders' equity:
   Preferred stock, $.01 par value
       10,000,000 shares authorized; none issued...........                      ---                ---
   Common stock, $.01 par value
       50,000,000 shares authorized; 24,717,716 and
       24,951,948 shares issued and outstanding for 1997 and
       1996, respectively..................................                      247                249
   Paid-in capital.........................................                  315,790            293,512
   Employee notes..........................................                   (6,069)            (6,158)
   Distributions in excess of accumulated earnings.........                  (32,357)           (29,651)
                                                                       ---------------     --------------
       Total stockholders' equity..........................                  277,611            257,952
                                                                       ---------------     --------------
   Total liabilities and stockholders' equity..............                 $728,325           $567,874
                                                                       ===============     ==============


    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS AND QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                        For the Nine Months Ended         For the Quarters Ended
                                                               September 30,                    September 30,
                                                        ---------------------------       -------------------------
                                                            1997           1996              1997           1996
                                                        ------------   ------------      ------------   ------------
REVENUES
   Base rental income............................        $  78,439      $  69,089         $  27,461      $  23,429
   Utility and other income......................            8,447          6,601             2,964          2,062
   Equity in income of affiliates................              511            513               304            306
   Interest income...............................            1,670          1,802               424            611
                                                        ------------   ------------      ------------   ------------
      Total revenues.............................           89,067         78,005            31,153         26,408
                                                        ------------   ------------      ------------   ------------
EXPENSES
   Property operating and maintenance............           23,520         21,004             8,246          7,006
   Real estate taxes.............................            5,966          6,048             2,052          2,032
   Property management...........................            3,649          3,272             1,237          1,047
   General and administrative....................            3,241          2,955             1,029          1,003
   Interest and related amortization.............           15,573         13,067             5,556          4,427
   Depreciation on corporate assets..............              437            342               148            122
   Depreciation on real estate assets
      and other costs............................           12,136         10,949             4,102          3,626
                                                        ------------   ------------      ------------   ------------
      Total expenses.............................           64,522         57,637            22,370         19,263
                                                        ------------   ------------      ------------   ------------
   Income before allocation to minority interests           24,545         20,368             8,783          7,145
   (Income) allocated to minority interests......           (2,695)        (2,019)           (1,141)          (708)
                                                        ------------   ------------      ------------   ------------
   Net income....................................        $  21,850      $  18,349         $   7,642      $   6,437
                                                        ============   ============      ============   ============
   Net income per weighted average common share
      outstanding................................        $     .88      $     .74         $     .31      $     .26
                                                        ============   ============      ============   ============
   Distributions declared
      per common share outstanding...............        $     .99      $    .915         $     .33      $    .305
                                                        ============   ============      ============   ============
   Weighted average common shares outstanding....           24,709         24,683            24,575         24,697
                                                        ============   ============      ============   ============


    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                          1997            1996
                                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.................................................           $  21,850       $  18,349
   Adjustments to reconcile net income to
     cash provided by operating activities:
        Income allocated to minority interests.....................          2,695           2,019
        Depreciation and amortization expense......................         13,630          12,093
        Equity in income of affiliates.............................           (511)           (513)
        Amortization of deferred compensation and other............            654              60
        Writeoff of a management contract and project costs........           (258)            ---
        (Increase) decrease in rents receivable....................            (22)             80
        (Increase) decrease in prepaid expenses and other assets...           (719)            401
        Increase in accounts payable and accrued expenses..........          5,113           7,220
        Increase in rents received in advance and security deposits          2,407           2,022
                                                                      ------------    ------------
   Net cash provided by operating activities.......................         44,839          41,731
                                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase) of short-term investments, net........................          (848)         (2,097)
   Sale (purchase) of project related assets........................        11,148         (10,028)
   Distributions from affiliates....................................           670           1,623
   Investment in partnerships.......................................       (18,528)            ---
   Collection of principal payments on notes receivable and
      prepayment penalty............................................        14,438             140
   Acquisition of rental properties.................................       (93,498)        (28,968)
      Improvements:
         Improvements - corporate...................................          (221)           (758)
         Improvements - rental properties...........................        (2,469)         (2,755)
         Site development costs.....................................        (1,647)         (1,899)
                                                                      ------------    ------------
      Net cash used in investing activities.........................       (90,955)        (44,742)
                                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from exercise of stock options...................         1,831             514
      Distributions to common stockholders and minority interests...       (26,630)        (24,708)
      Repurchase of common stock....................................        (7,260)            ---
      Collection of principal payments on employee notes............            89              72
      Proceeds from line of credit and term loan....................       171,603          33,600
      Repayments on mortgage notes payable and line of credit.......       (93,128)         (4,719)
      Debt issuance costs...........................................          (300)           (201)
                                                                      ------------    ------------
      Net cash provided by financing activities.....................        46,205           4,558
                                                                      ------------    ------------
Net increase in cash and cash equivalents...........................            89           1,547
Cash and cash equivalents, beginning of period......................           324             760
                                                                      ------------    ------------
Cash and cash equivalents, end of period............................    $      413      $    2,307
                                                                      ============    ============
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest............................    $   14,350      $   12,207
                                                                      ============    ============


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

     (b)  Earnings Per Common Share

     Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") is effective for years ending after December 15, 1997. The Company will adopt SFAS No. 128 as of December 31, 1997 (earlier adoption is not permitted). The Company expects the impact of the adoption of SFAS No. 128 to be immaterial. Had the Company adopted SFAS No. 128 in the third quarter of 1997, the impact would have been immaterial.

NOTE 2 - COMMON STOCK AND RELATED TRANSACTIONS

     The Company paid a $.33 per share distribution on April 11, 1997, July 11, 1997 and October 10, 1997, for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997, respectively, to stockholders of record on March 28, 1997, June 27, 1997 and September 26, 1997, respectively.

     In March 1997, the Company's Board of Directors approved a common stock repurchase plan whereby the Company is authorized to repurchase up to 1,000,000 shares of its common stock. As of September 30, 1997, the Company had repurchased 330,300 shares of common stock.

     On August 29, 1997, the Company, as general partner of the MHC Operating Limited Partnership ("Operating Partnership"), approved the addition of new limited partners (the "MPW Limited Partners") to the Operating Partnership in connection with the acquisition of properties from limited partners and joint ventures affiliated with Mobileparks West, a California limited partnership ("MPW"). The MPW Limited Partners received 3,018,926 units of limited partnership interest ("OP Units") which are exchangeable on a one-for-one basis for shares of the Company's common stock.

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

     On August 29, 1997, the Company acquired seventeen manufactured home communities, a 50% general partnership interest in one manufactured home community, and two commercial properties (collectively, the "MPW Properties") from limited partnerships and joint ventures affiliated with MPW. The aggregrate purchase price was approximately $103 million. Approximately $64 million of the purchase price was in the form of OP Units, approximately $6 million was in the form of installment notes payable, approximately $17 million was in the form of cash funded from a borrowing under the Company's line of credit, and the Company assumed debt of approximately $13 million. The MPW Properties, which consist of approximately 3,500 sites, are located in California, Oregon, Utah, Arizona, Nevada and Washington.

     On September 16, 1997, the Company acquired Arrowhead Village, located in Lantana, Florida, for a purchase price of approximately $20.3 million. The acquisition was funded with a borrowing under the Company's line of credit. Arrowhead Village consists of approximately 602 developed sites.

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

NOTE 4 - INVESTMENT IN PARTNERSHIPS

     On September 8, 1997, the Company entered into an agreement with Gerald D. Ellenburg as a general partner of various partnerships (the "Ellenburg Partnerships") to purchase 38 manufactured home communities located primarily in Florida, Arizona and California (the "Ellenburg Communities") for a purchase price in excess of $300 million. The agreement immediately transferred property management of the Ellenburg Communities to the Company. The sale of the Ellenburg Communities to the Company is subject to the approval of the California Superior Court in a matter involving the wind up of the affairs of Ellenburg Capital Corporation, the approval of limited partners of the Ellenburg Partnerships and certain other conditions, therefore, there can be no assurance that the Company will ultimately close on the purchase of the Ellenburg Communities.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - INVESTMENT IN PARTNERSHIPS (CONTINUED)

     On August 7, 1997, the Company offered to purchase limited partnership interests in various partnerships which own 30 of the Ellenburg Communities. The offers expired on October 2, 1997. As of September 30, 1997, the Company recorded its investment in the partnerships of approximately $34.4 million. Approximately $27 million of the investment represents cash payments to be made to certain limited partners. Approximately $7.6 million of the investment represents limited partners who will receive payment either (i) in the form of preferred limited partnership interests with structured payments over periods ranging from six to eight years, or (ii) a cash payment representing the market value of the preferred limited partnership interests.

NOTE 5 - NOTES RECEIVABLE

     At September 30, 1997 and December 31, 1996, notes receivable consisted of the following (amounts in thousands):

                                                                                    1997             1996
                                                                                  --------         --------

     $2.0 million note receivable with monthly principal and interest
        payments at 9.0%, maturing on 6/10/2003 (a).....................          $    ---         $  1,596

     $1.2 million purchase money notes with monthly principal and
        interest payments at 8.0%, maturing on 7/31/2001................             1,150            1,160

     $10.0 million leasehold mortgage loan with interest accruing at a stated rate of 12.5% with a pay rate of 8.75%, maturing on
        9/1/2013 (b)....................................................               ---           11,071

     $1.9 million note receivable with monthly interest payments at
        prime plus 1.6%, maturing on 4/15/2000..........................             1,668            1,600
                                                                                  --------         --------
     Total notes receivable.............................................          $  2,818         $ 15,427
                                                                                  ========         ========

(a)  On August 1, 1997, the $2.0 million note receivable was repaid.
(b) On August 13, 1997, the $10.0 million leasehold mortgage loan was repaid and the Company recognized a one-time gain of $315,000 representing the collection of a $1.4 million prepayment penalty on the note, partially offset by the write-off of the apportioned purchase price originally allocated to the management contract for the property collateralizing the note.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LONG-TERM BORROWINGS

     At September 30, 1997 and December 31, 1996, long-term borrowings consisted of the following (amounts in thousands):

                                                                          1997           1996
                                                                        --------       --------
$100.0 million mortgage note payable with monthly interest only
 payments at LIBOR plus 1.05%, maturing on 3/3/98 (a)...............    $100,000       $100,000

First mortgage loan with monthly principal and interest payments at
 7.40%, maturing on 3/1/2004........................................       8,502          8,658

Purchase money note with structured principal and interest payments
 at an imputed rate of 7.38%, maturing on 7/11/2004.................       1,334          1,334

First mortgage loan with monthly principal and interest payments at a
 rate of 7.48%, maturing on 8/1/2004................................      24,290         24,628

$65.0 million first mortgage loan with monthly principal and interest
 payments at 8.0%, maturing on 9/1/2001.............................      62,230         63,227

$2.4 million note payable with monthly interest payments at 9.05%,
 maturing on 7/31/2006..............................................       2,400            ---

First mortgage loan with monthly principal and interest payments at a
 rate of 7.65% adjusted monthly, maturing on 11/10/2006.............       2,655            ---

First mortgage loan with monthly principal and interest payments at a
 rate of 7.38% adjusted annually, maturing on 11/1/2016.............       3,405            ---

First mortgage loan with monthly principal and interest payments at a
 rate of 7.25% adjusted annually, maturing on 11/1/2016.............       2,462            ---

First mortgage loan with monthly principal and interest payments at a
 rate of 7.25%, maturing on 6/1/2017................................       1,592            ---

First mortgage loan with monthly principal and interest payments at a
 rate of 11.50%, maturing on 1/1/2001...............................       1,499            ---

First mortgage loan with monthly principal and interest payments at a
 rate of 11.25%, maturing on 5/1/2001...............................         964            ---
                                                                        --------       --------
Total collateralized borrowings.....................................     211,333        197,847

$100.0 million line of credit at LIBOR plus 1.125% (b)..............      55,500         43,000

$60.0 million term loan at LIBOR plus 1.00% (c).....................      60,000            ---

Other notes payable (d).............................................       6,625            ---
                                                                        --------       --------
Total long-term borrowings..........................................    $333,458       $240,847
                                                                        ========       ========

(a) In October 1996, the Company entered into an interest rate swap agreement fixing the London Interbank Offered Rate ("LIBOR") on the $100.0 million mortgage debt (the "Mortgage Debt") at 5.57% effective January 10, 1997 through March 3, 1998. The value of this agreement is impacted by changes in the market rate of interest. Had the agreement been entered into on September 30, 1997, the applicable LIBOR swap rate would have been 5.83%. Each 0.01% increase or decrease in the applicable swap rate for this agreement increases or decreases the value of the agreement entered into by the Company versus its current value by approximately $2,600.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - LONG-TERM BORROWINGS (CONTINUED)

     In July 1995, the Company entered into an interest rate swap agreement (the "Swap") beginning at the maturity of the Mortgage Debt fixing LIBOR on the refinancing of the Mortgage Debt at 6.4% for the period 1998 through 2003. The cost of the Swap consisted only of legal costs which were deemed immaterial.
In the event that the Company does not refinance the Mortgage Debt, the risk associated with the Swap is that the Company would be obligated to perform its obligations under the terms of the Swap or would have to pay to terminate the Swap. In either event, the impact of such transaction would be reflected in the Company's statement of operations. The value of the Swap is impacted by changes in the market rate of interest. Had the Swap been entered into on September 30, 1997, the applicable LIBOR swap rate would have been 6.46%. Each 0.01% increase or decrease in the applicable swap rate for the Swap increases or decreases the value of the Swap entered into by the Company versus its current value by approximately $9,700.

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

(d) In connection with the acquisition of the MPW Properties, the Company issued approximately $6.6 million of installment notes payable secured by a letter of credit with interest rates of 7.5%, maturing September 1, 2002. Approximately $5.3 million of the notes pay principal annually and interest quarterly and the remaining $1.3 million of the notes pay interest quarterly.

As of September 30, 1997, the carrying value of the property collateralizing the long-term borrowings was approximately $375 million.

NOTE 7 - STOCK OPTIONS

     Pursuant to the Amended and Restated 1992 Stock Option and Stock Award Plan as discussed in Note 13 to the 1996 Form 10-K, certain officers, directors, key employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the nine months ended September 30, 1997, Options for 77,855 shares of common stock were exercised.

NOTE 8 - EMPLOYEE STOCK PURCHASE PLAN

     The Company adopted, effective July 1, 1997, the 1997 Non Qualified Employee Stock Purchase Plan ("ESPP"). Pursuant to the Employee Stock Purchase Plan, certain employees and directors of the Company may each annually acquire up to $100,000 of common stock of the Company. The aggregate number of shares of common stock available under the Employee Stock Purchase Plan shall not exceed 1,000,000, subject to adjustment by the Board of Directors. The common stock may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. As of September 30, 1997, 18,213 shares have been issued through the ESPP.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - COMMITMENTS AND CONTINGENCIES

     The litigation filed on September 17, 1996 by Chateau Properties, Inc. ("Chateau") against the Company and Operating Partnership and various counterclaims filed by the Company (see discussion in Note 14 of the 1996 Form 10-K) were dismissed on May 5, 1997.

     The Company is involved in a variety of other legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on the financial condition or results of operations of the Company.

NOTE 10 - PROPOSED MERGER

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

                      MANUFACTURED HOME COMMUNITIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the nine months and quarter ended September 30, 1997 compared to the corresponding periods in 1996. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 1996 Form 10-K.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Since September 30, 1996, the gross investment in rental property has increased from $598 million to $761 million as of September 30, 1997 due to the acquisition of: (i) Casa del Sol Resort No. 1 and Casa del Sol Resort No. 2 (collectively, the "Casa del Sol Resorts") on October 23, 1996; (ii) California Hawaiian on March 14, 1997; (iii) Golf Vista on March 27, 1997; (iv) Golden Terrace South on May 30, 1997; (v) the MPW Properties on August 29, 1997, and
(vi) Arrowhead Village on September 16,1997. The total number of sites has increased from 26,864 as of September 30, 1996 to 31,993 as of September 30, 1997.

     The following table summarizes certain weighted average occupancy statistics for the quarters ended September 30, 1997 and 1996. "Core Portfolio" represents an analysis of properties owned during both periods of comparison.


                             Core Portfolio     Total Portfolio
                             ---------------    ----------------
                              1997     1996      1997      1996
                             -------   ------    ------    ------
Total sites                   25,655   25,552    29,450    26,868
Occupied sites                24,322   24,113    27,891    25,252
Occupancy %                    94.8%    94.4%     94.7%     94.0%
Monthly base rent per site   $   325  $   312   $   328   $   309

     Base rental income ($27.5 million) increased $4.0 million or 17.2%. For the Core Portfolio, base rental income increased approximately $1.2 million or 5.1%, reflecting a 4.2% increase in base rental rates and a 0.9% increase related to occupancy. The remaining $2.8 million increase in base rental income was attributed to Waterford, acquired on February 28, 1996, Candlelight Village, acquired on May 9, 1996, the Casa del Sol Resorts, California Hawaiian, Golf Vista, Golden Terrace South, the MPW Properties and Arrowhead Village (collectively, the "Acquisition Properties").

     Monthly base rent per site for the total portfolio increased 6.1%, reflecting a 4.2% increase in monthly base rent per site for the Core Portfolio and higher monthly base rents for the Acquisition Properties. Average monthly base rent per site for the Acquisition Properties was $347 for the third quarter of 1997.

     Weighted average occupancy increased 0.7% due to increased occupancy at the expansion communities and the addition of the Acquisition Properties to the portfolio with higher occupancy percentages.

                      MANUFACTURED HOME COMMUNITIES, INC.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     Utility and other income ($3.0 million) increased $902,000 or 43.7%, primarily due to an increase of $559,000 attributed to the Acquisition Properties and an increase in utility income, real estate tax pass-ons and other miscellaneous income at the Core Portfolio.

     Interest income ($424,000) decreased $187,000 or 30.6%, primarily due to the repayment of $13 million of notes receivable in August 1997, partially offset by an increase in interest earned on short-term investments. Short-term investments had average balances for the quarters ended September 30, 1997 and 1996 of approximately $3.8 million and $3.5 million, respectively, which earned interest income at an effective rate of 5.3% and 5.6% per annum, respectively. As of September 30, 1997, the Company had cash and cash equivalents and short-term investments of $3.2 million.

     Property operating and maintenance expenses ($8.2 million) increased $1.2 million or 17.7%. Approximately $1.0 million of the increase was attributed to the Acquisition Properties. The remaining 2.9% increase was due to increases in property general and administrative expense of $134,000, property payroll of $64,000, utility expense of $37,000 and insurance and other expenses of $15,000 partially offset by decreased repairs and maintenance expense of $56,000. Property operating and maintenance expenses represented 26.5% of total revenues in 1997 and 1996.

     Real estate taxes ($2.1 million) increased $20,000 or 1.0% due to additional real estate taxes at the Acquisition Properties, partially offset by lower than expected assessed values at certain of the properties based on actual bills received. Real estate taxes represented 6.6% of total revenues in 1997 and 7.7% in 1996.

     Property management expenses ($1.2 million) increased $190,000 or 18.1%. The increase was primarily due to an increase in management company payroll in connection with acquisitions and the timing of certain expenses. Property management expenses represented 4.0% of total revenues in 1997 and 1996.

     General and administrative expense ("G&A") ($1.0 million) increased $26,000 or 2.6%. The increase was primarily due to increased payroll resulting from salary increases. G&A represented 3.3% of total revenues in 1997 and 3.8% in 1996.

     Interest and related amortization ($5.6 million) increased $1.1 million or 25.5%. The increase was due to higher weighted average outstanding debt balances during the period. The weighted average outstanding debt balances for the quarters ended September 30, 1997 and 1996 were $290.2 million and $235.1 million, respectively. The effective interest rates were 7.3% and 7.1%, respectively. Interest and related amortization represented 17.8% of total revenues in 1997 and 16.8% in 1996.

     In July 1995, the Company entered into an interest rate swap agreement (the "Swap") beginning at the maturity of the Mortgage Debt fixing LIBOR on the refinancing of the Mortgage Debt at 6.4% for the period 1998 through 2003. The cost of the Swap consisted only of legal costs which were deemed immaterial.
In the event that the Company does not refinance the Mortgage Debt, the risk associated with the Swap is that the Company would be obligated to perform its obligations under the terms of the Swap or would have to pay to terminate the Swap. In either event, the impact of such transaction would be reflected in the Company's statement of operations. The value of the Swap is impacted by changes in the market rate of interest. Had the Swap been entered into on September 30, 1997, the applicable LIBOR swap rate would have been 6.46%. Each 0.01% increase or decrease in the applicable swap rate for the Swap increases or decreases the value of the Swap entered into by the Company versus its current value by approximately $9,700.

                      MANUFACTURED HOME COMMUNITIES, INC.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     In October 1996, the Company entered into an interest rate swap agreement fixing LIBOR on the Mortgage Debt at 5.57% effective January 10, 1997 through March 3, 1998. The value of this agreement is impacted by changes in the market rate of interest. Had the agreement been entered into on September 30, 1997, the applicable LIBOR swap rate would have been 5.83%. Each 0.01% increase or decrease in the applicable swap rate for this agreement increases or decreases the value of the agreement entered into by the Company versus its current value by approximately $2,600.

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

     Depreciation on corporate assets ($148,000) increased $26,000 or 21.3% due to fixed asset additions in 1996 associated with the Company's conversion to a new accounting software system. Depreciation on corporate assets represented 0.5% of total revenues in 1997 and 1996.

     Depreciation on real estate assets and other costs ($4.1 million) increased $476,000 or 13.1% as a result of the Acquisition Properties. Partially offsetting the increase was a one-time gain of $315,000 representing the collection of a $1.4 million prepayment penalty on a $10.0 million leasehold mortgage loan receivable which was repaid in August 1997, partially offset by the write-off of the apportioned purchase price originally allocated to the management contract for the property collateralizing the note. Depreciation on real estate assets and other costs represented 14.2% of total revenues in 1997 and 13.7% in 1996.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     The addition of the Acquisition Properties to the Company's portfolio increased base rental income, property operating and maintenance expenses, real estate taxes and deprecation for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

     The following table summarizes certain weighted average occupancy statistics for the nine months ended September 30, 1997 and 1996. "Core Portfolio" represents an analysis of properties owned during both periods of comparison.


                                    Core Portfolio     Total Portfolio
                                   ----------------   -----------------
                                    1997     1996      1997      1996
                                   -------  -------   -------   -------
     Total sites                    25,624   25,555    28,334    26,432
     Occupied sites                 24,306   24,059    26,822    24,804
     Occupancy %                     94.9%    94.1%     94.7%     93.8%
     Monthly base rent per site    $   324  $   311   $   325   $   309

                      MANUFACTURED HOME COMMUNITIES, INC.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     Base rental income ($78.4 million) increased $9.4 million or 13.5%. For the Core Portfolio, base rental income increased approximately $3.6 million or 5.4%, reflecting a 4.4% increase in base rental rates and a 1.0% increase related to occupancy. The remaining $5.8 million increase in base rental income was attributed to the Acquisition Properties.

     Monthly base rent per site for the total portfolio increased 5.2%, reflecting a 4.3% increase in monthly base rent per site for the Core Portfolio and higher monthly base rents for the Acquisition Properties. Average monthly base rent per site for the Acquisition Properties was $330 for the nine months ended September 30, 1997.

     Weighted average occupancy increased 0.9% due to increased occupancy at the expansion communities and the addition of the Acquisition Properties to the portfolio with higher occupancy percentages.

     Utility and other income ($8.4 million) increased $1.8 million or 28.0%, primarily due to an increase of $845,000 attributed to the Acquisition Properties, the collection of dividend income of $173,000 in the first quarter of 1997, and increased utility income, real estate tax pass-ons and other miscellaneous income at the Core Portfolio.

     Interest income ($1.7 million) decreased $132,000 or 7.3%, primarily due to the repayment of $13 million of notes receivable in August 1997, partially offset by an increase in interest earned on short-term investments. Short-term investments had average balances for the nine months ended September 30, 1997 and 1996 of approximately $4.0 million and $3.4 million, respectively, which earned interest income at an effective rate of 5.3% per annum in both years.

     Property operating and maintenance expenses ($23.5 million) increased $2.5 million or 12.0%. Approximately $1.9 million of the increase was attributed to the Acquisition Properties. The remaining 3.1% increase was due to increases in property general and administrative of $251,000, property payroll of $204,000, utilities of $182,000, and repairs and maintenance expense of $73,000 partially offset by decreased insurance and other expenses of $56,000.
Property operating and maintenance expenses represented 26.4% of total revenues in 1997 and 26.9% in 1996.

     Real estate taxes ($6.0 million) decreased $82,000 or 1.4% due to lower than expected assessed values at certain of the properties based on actual bills received, partially offset by additional real estate taxes at the Acquisition Properties. Real estate taxes represented 6.7% of total revenues in 1997 and 7.8% in 1996.

     Property management expenses ($3.6 million) increased $377,000 or 11.5%. The increase was primarily due to an increase in management company payroll and timing of certain expenses. Property management expenses represented 4.1% of total revenues in 1997 and 4.2% in 1996.

     G&A ($3.2 million) increased $286,000 or 9.7%. The increase was primarily due to increased payroll resulting from salary increases. G&A represented 3.6% of total revenues in 1997 and 3.8% in 1996.

     Interest and related amortization ($15.6 million) increased $2.5 million or 19.2%. The increase was due to higher weighted average outstanding debt balances during the period. The weighted average outstanding debt balances for the nine months ended September 30, 1997 and 1996 were $272.0 million and $228.4 million, respectively. The effective interest rate was 7.2% for both periods. Interest and related amortization represented 17.5% of total revenues in 1997 and 16.8% in 1996.

                      MANUFACTURED HOME COMMUNITIES, INC.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

     Depreciation on corporate assets ($437,000) increased $95,000 or 27.8% due to fixed asset additions in 1996 associated with the Company's conversion to a new accounting software system. Depreciation on corporate assets represented 0.5% of total revenues in 1997 and 0.4% in 1996.

     Depreciation on real estate assets and other costs ($12.1 million) increased $1.2 million or 10.8% as a result of the Acquisition Properties. In addition, in the first quarter of 1997, the Company incurred a $57,000 write-off of costs associated with the Company's opposition in 1996 to Chateau's proposed merger with ROC; and, in the third quarter of 1997, the Company recorded a one-time gain of $315,000 as discussed in three month comparison above. Depreciation on real estate assets and other costs represented 13.6% of total revenues in 1997 and 14.0% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by approximately $89,000 when compared to December 31, 1996. The major components of this increase were increased cash provided by operating activities, increased net proceeds from the line of credit, the collection of principal on notes receivable and net proceeds from the sale of project related assets. This increase was partially offset by the acquisition of properties in 1997, the Company's investment in partnerships and payment of distributions.

     Net cash provided by operating activities increased $3.1 million from $41.7 million for the nine months ended September 30, 1996 to $44.8 million for the nine months ended September 30, 1997. This increase reflected a $5.4 million increase in funds from operations ("FFO"), as discussed below, an increase in prepaid expenses and other assets, and an increase in collection of rents received in advance and security deposits related to the property acquisitions, partiallly offset by decreased accounts payable accruals.

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

                      MANUFACTURED HOME COMMUNITIES, INC.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The following table presents a calculation of FFO and FAD for the quarters and nine months ended September 30, 1997 and 1996:


                                                   For the Quarters Ended           For the Nine Months Ended
                                                       September 30,                      September 30,
                                                  -----------------------           -------------------------
                                                     1997         1996                  1997          1996
                                                  ----------   ----------           ----------     ----------
   Computation of funds from operations:
   Income before allocation to
     minority interests...........................$    8,783   $    7,145           $   24,545     $   20,368
       Depreciation on real estate assets and
         other costs (a)..........................     4,102        3,626               12,136         10,949
                                                  ----------   ----------           ----------     ----------
   Funds from operations..........................$   12,885   $   10,771           $   36,681     $   31,317
                                                  ==========   ==========           ==========     ==========
Computation of funds available for distribution:
   Funds from operations..........................$   12,885   $   10,771           $   36,681     $   31,317
       Non-revenue producing improvements -
         rental properties........................    (1,503)      (1,294)              (2,469)        (2,755)
                                                  ----------   ----------           ----------     ----------
   Funds available for distribution...............$   11,382   $    9,477           $   34,212     $   28,562
                                                  ==========   ==========           ==========     ==========

(a) Depreciation on real estate assets and other costs includes a one-time gain of $315,000 related to the repayment of approximately $13 million of notes receivable in the third quarter of 1997. Also, included for the nine months ended September 30, 1997, is a net write-off of approximately $57,000 for project related costs recognized in the first quarter of 1997.

     Net cash used in investing activities increased $46.3 million from $44.7 million for the nine months ended September 30, 1996 to $91.0 million for the nine months ended September 30, 1997 primarily due to increased payments for acquisitions in 1997 and the Company's investment in partnerships, partially offset by the collection of principal payments on notes receivable, net proceeds from the sale of project related assets and a decreased purchases of short-term investments.

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

     In the third quarter of 1997, notes receivable of approximately $13 million were repaid. In connection with the repayments, the Company recognized a one-time gain of $315,000 representing the collection of a $1.4 million prepayment penalty, partially offset by the write-off of the apportioned purchase price originally allocated to the management contract for the property collateralizing the note.

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

     On August 29, 1997, the Company acquired the MPW Properties from limited partnerships and joint ventures affiliated with MPW. The aggregate purchase price of the MPW Properties was approximately $100 million. Approximately $64 million of the purchase price was in the form of OP Units, approximately $6 million was in the form of installment notes payable, approximately $17 million was in the form of cash funded from a borrowing under the Company's line of credit, and the Company assumed debt of approximately $13 million. In addition, the Company capitalized approximately $1.8 million of costs associated with the acquisition of which approximately $1.0 million was paid through September 30, 1997.

     On September 16, 1997, the Company acquired Arrowhead Village, located in Lantana, Florida for a purchase price of approximately $20.3 million. The acquisition was funded with a borrowing under the Company's line of credit.

     Capital expenditures for improvements were approximately $4.3 million for the nine months ended September 30, 1997 compared to $5.4 million for the nine months ended September 30, 1996. Of the $4.3 million, approximately $2.5 million represented improvements to existing sites. The Company anticipates spending approximately $487,000 on improvements to existing sites during the remainder of 1997. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maximize rental rates charged to new and renewing residents. The remaining $1.9 million represented costs to develop expansion sites at certain of the Company's properties and other corporate headquarter costs. The Company is currently developing an additional 90 sites which should be available for occupancy in 1997.

     Net cash provided by financing activities increased $41.6 million from $4.6 for the nine months ended September 30, 1996 to $46.2 million for the nine months ended September 30, 1997 due to increased borrowings on the line of credit, partially offset by the purchase of 330,300 shares of the Company's common stock under the common stock repurchase plan and increased distributions to common stockholders.

                      MANUFACTURED HOME COMMUNITIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Distributions to common stockholders and minority interests increased approximately $1.9 million due to an increase in the distribution per share and the issuance of 3,018,926 OP Units in connection with the acquisition of the MPW Properties, partially offset by the decrease in common stock outstanding as a result of the Company's purchase of 330,300 shares of common stock under the common stock repurchase plan. On January 10, 1997, the Company paid a $.305 per share distribution for the quarter ended December 31, 1996 to stockholders of record on December 27, 1996. The Company paid a $.33 per share distribution on April 11, 1997, July 11, 1997 and October 10, 1997, for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997, respectively, to stockholders of record on March 28, 1997, June 27, 1997 and September 26, 1997, respectively. Return of capital on a GAAP basis was $0.05, $0.04, and $0.02 per share for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997, respectively.

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

     Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") is effective for years ending after December 15, 1997. The Company will adopt SFAS No. 128 as of December 31, 1997 (earlier adoption is not permitted). The Company expects the impact of the adoption of SFAS No. 128 to be immaterial. Had the Company adopted SFAS No. 128 in the third quarter of 1997, the impact would have been immaterial.

                      MANUFACTURED HOME COMMUNITIES, INC.




PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            The discussion in Note 8 of Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)    Exhibits:

                27    Financial Data Schedule

            (b)    Reports on Form 8-K:

                Form 8-K dated August 29, 1997, filed September 12, 1997, relating to Item 2 - "Acquisition of Assets" and Item 7 "Financial Statements and Exhibits" on the acquisition of the MPW Properties.

                Form 8-K dated September 15, 1997, filed September 16, 1997, relating to Item 5 - "Other Events" on the offer to purchase limited partnership interests in various partnerships.

                Form 8-K/A dated August 29, 1997, filed November 4, 1997, relating to Item 2 - "Acquisition of Assets" and Item 7 "Financial Statements and Exhibits" on the acquisition of the MPW Properties.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   MANUFACTURED HOME COMMUNITIES, INC.





                                   BY:  /s/ Thomas P. Heneghan
                                        ----------------------
                                        Thomas P. Heneghan
                                        Executive Vice President, Treasurer and
                                          Chief Financial Officer

                                   BY:  /s/ Judy A. Pultorak
                                        ---------------------
                                        Judy A. Pultorak
                                        Principal Accounting Officer





DATE:  November 10, 1997
       -----------------