Form 10-K
period 1997-12-31
MANUFACTURED HOME COMMUNITIES INC
filed 1998-03-19
CIK 895417

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997

                                       or

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number:  1-11718

                      MANUFACTURED HOME COMMUNITIES, INC.
             (Exact name of registrant as specified in its charter)


             MARYLAND                                         36-3857664
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

TWO NORTH RIVERSIDE PLAZA, SUITE 800, CHICAGO, ILLINOIS          60606
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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates was approximately $619 million as of March 10, 1998 based upon the closing price of $25.875 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

  At March 10, 1998 24,915,399 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 12, 1998.

                     MANUFACTURED HOME COMMUNITIES, INC.




                              TABLE OF CONTENTS



PART I.                                                                                              Page
                                                                                                     ----

    Item 1.   Business..................................................................................3
    Item 2.   Properties................................................................................7
    Item 3.   Legal Proceedings........................................................................12
    Item 4.   Submission of Matters to a Vote of Security Holders......................................12


PART II.

    Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters................13
    Item 6.   Selected Financial Data and Operating Information........................................13
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....16
    Item 8.   Financial Statements and Supplementary Data..............................................23
    Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....23


PART III.

    Item 10.  Directors and Executive Officers of the Registrant.......................................23
    Item 11.  Executive Compensation...................................................................23
    Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................23
    Item 13.  Certain Relationships and Related Transactions...........................................23


PART IV.

    Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K........................24

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

     The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that has owned and operated manufactured home communities since 1969. As of December 31, 1997, the Company owned or controlled a portfolio of 121 manufactured home communities (the "Properties") located throughout the United States containing 44,108 residential sites. The Properties are located in 24 states (with the number of Properties in each state shown parenthetically) -- Florida (34), California
(19), Arizona (17), Colorado (10), Delaware (7), Nevada (4), Oregon (3), Kansas
(3), Missouri (3), Indiana (3), Illinois (2), Iowa (2), Utah (2), New York (2), Maryland (1), Minnesota (1), Montana (1), New Mexico (1), Oklahoma (1), Pennsylvania (1), Virginia (1), West Virginia (1), Michigan (1) and Washington
(1). As of December 31, 1997, the Company also owned two office buildings located in California.

     The Company has approximately 778 full-time employees dedicated to carrying out the Company's operating philosophy and strategies of value enhancement and service to residents. The Company typically utilizes a one or two-person management team (who reside at the Properties) for the on-site management of each of the Properties. Typically, clerical and maintenance workers are employed to assist these individuals in the management and care of the Properties. Direct supervision of on-site management is the responsibility of the Company's five regional vice presidents. These individuals have significant experience in addressing the needs of residents and in finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 51 corporate employees who assist on-site management in all property functions.

FORMATION OF THE COMPANY

     The Company, formed in March 1993, is a Maryland corporation, which has elected to be taxed as a real estate investment trust ("REIT"). The Company generally will not be subject to Federal income tax to the extent it distributes its REIT taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT, its income is taxable at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income.

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

     In addition, since certain activities, if performed by the Company, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), the Company has invested in the non-voting preferred stock of various corporations which engage in such activities. Realty Systems, Inc. ("RSI") is engaged in the business of purchasing, selling, leasing and financing manufactured homes that are located or will be located in properties managed by the Company. RSI also provides brokerage services to residents at such properties. Typically residents move from a community but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the homes. RSI also leases homes to prospective residents with the expectation that the tenant eventually will purchase the home. LP Management Corp. leases from the Operating Partnership certain real property within or adjacent to certain of the Properties consisting of golf courses, pro shops, restaurants and recreational vehicle areas. LP Management Corp. pays a management fee to an independent contractor
who manages and operates these businesses.   The Company believes that RSI's
and LP Management Corp.'s (collectively, "Affiliates") activities benefit the Company by maintaining and enhancing occupancy at the Properties. The Company accounts for its investment in and advances to Affiliates using the equity method of accounting.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

     The Company seeks to maximize both current income and long-term growth in income. The Company focuses on manufactured home communities that have strong cash flow growth potential and expects to hold such properties for long-term investment and capital appreciation. These business objectives and their implementation are determined by the Company's Board of Directors and may be changed at any time. The Company's investment and operating approach includes:

     - Aggressively managing the Properties to increase operating margins through rent and/or occupancy increases and expense control;

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

FUTURE ACQUISITIONS

     The Company almost doubled its portfolio of manufactured home communities in 1997 through acquisitions. The Company believes that opportunities for property acquisitions are particularly attractive at this time because of increasing acceptability of and demand for manufactured homes and continued constraints on development of new manufactured home communities. The Company believes it has a competitive advantage in the acquisition of new communities due to its experienced management, significant presence in major real estate markets and substantial capital resources. The Company is actively seeking to acquire additional communities and currently is engaged in various stages of negotiations relating to the possible acquisition of a number of communities.

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

PROPERTY EXPANSIONS

     The Company will seek to increase the income generated from the Properties and from any additional properties acquired by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. Of the 121 Properties, eleven may be expanded consistent with existing zoning regulations. In 1998, the Company expects to develop an additional 90 expansion sites at Golf Vista. In addition, where appropriate, the Company will consider upgrading or adding facilities and amenities to certain Properties in order to make those Properties more attractive in their markets. As of December 31, 1997, the Company had more than 900 expansion sites located in sixteen of the Properties. The Company filled 228 of the expansion sites in 1997 and expects to fill an additional 200 sites in 1998.

LEASES

     The typical lease entered into between the tenant and one of the Company's manufactured home communities for the rental of a site requires a security deposit and is month-to-month or year-to-year, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on state law, for non-payment of rent, violation of community rules and regulations or other specified defaults. Non-cancelable long-term leases, ranging from one to fifteen years, are in effect at certain sites within seven of the Properties. In addition, lifetime leases are in effect at certain sites within five of the Properties. These leases are subject to rental rate increases based on the Consumer Price Index, in some instances taking into consideration certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments are made on an annual basis.

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

     Insurance. Management believes that the Properties are covered by adequate fire, flood, property and earthquake insurance (where appropriate) provided by reputable companies and with commercially reasonable deductibles and limits. The Company believes its insurance coverage is adequate based on the Company's assessment of the risks to be insured, the probability of loss and the relative cost of available coverage. The Company has obtained title insurance insuring fee title to the Properties in an aggregate amount which the Company believes to be adequate.

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

     - Industry Consolidation: According to an industry analyst's manufactured home community industry report, there are approximately 24,000 manufactured home communities in the United States. The Company believes that approximately 20% or 4,800 of these communities would be
        considered "investment-grade".   The five public companies which own
        manufactured home communities own approximately 382 or less than 10% of the "investment-grade" communities. In addition, based on a report prepared by one analyst, the top 50 owners of manufactured home communities own approximately 25% of the "investment-grade" assets. The Company believes that this relatively high degree of fragmentation in the industry provides the Company, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional manufactured home communities at favorable prices.

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

     The Company believes that the growing popularity of manufactured housing is primarily the result of the following factors:

     - Importance of Home Ownership. A 1996 survey by the Federal National Mortgage Association indicated that most people would make a wide range of trade-offs in order to own their own home. Security and permanence are thought to be non-financial reasons to own a home. The commitment to home ownership is tempered by an awareness of the high cost of owning a home. The affordability of manufactured housing allows many individuals to achieve this goal without jeopardizing their financial security.

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

     The distribution of the Properties throughout the United States reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of properties outside such markets. The Company's five largest markets of Properties owned are Florida (28 Properties), California (18 Properties), Arizona (15 Properties), Colorado (10 Properties) and the Northeast (8 Properties). These markets account for 34%, 15%, 10%, 11%, and 9%, respectively, of the Company's total revenues for the year ended December 31, 1997. The Company also has Properties located in the following markets:
Northwest, Midwest, and Nevada area. The Company's largest Property, Bay Indies, located in Venice, Florida accounted for 4.4% of the Company's total revenues for the year ended December 31, 1997.

     The following tables set forth certain information relating to the Properties owned by the Company as of December 31, 1997 categorized by the Company's major markets. "Core Portfolio" represents an analysis of Properties owned as of the beginning of both years under comparison.




                                                               Number                                      Monthly       Monthly
                                                             of Sites       Occupancy      Occupancy      Base Rent     Base Rent
                               Location       Approximate      as of          as of          as of          as of         as of
Community                    City, State        Acreage      12/31/97       12/31/97       12/31/96       12/31/97      12/31/96
------------------------  ------------------  -----------    --------       ---------      ---------      ---------     ---------

                                                                      FLORIDA
CENTRAL FLORIDA:
Mid-Florida Lakes         Leesburg        FL        290         1,195            95%   (b)      94%   (b)     $288          $280
Oak Bend                  Ocala           FL        100           262            79%   (b)      78%   (b)     $208          $200
Spanish Oaks              Ocala           FL         78           459            98%            99%           $260          $245
The Landings              Port Orange     FL         80           436            91%            (a)           $274           (a)
Pickwick Village          Port Orange     FL         84           432            94%            (a)           $271           (a)

EASTERN FLORIDA:
Carriage Cove             Daytona Beach   FL         78           418            99%            (a)           $334           (a)
Bulow Village             Flagler Beach   FL         40           276            65%   (b)     100%           $196          $182
Arrowhead Village         Lantana         FL        102           603            96%            (a)           $362           (a)
Colonies of Margate       Margate         FL        125           819            98%            97%           $392          $383
Lakewood Village          Melbourne       FL         69           349            96%            96%           $306          $291
Heritage Village          Vero Beach      FL         64           436            98%            98%           $269          $261
Indian Oaks               Rockledge       FL         38           211            80%   (b)      (a)           $221           (a)

WESTERN FLORIDA
Bay Indies                Venice          FL        211         1,309           100%           100%           $292          $284
Bay Lake Estates          Nokomis         FL         35           228           100%           100%           $320          $305
Buccaneer Estates         N. Ft. Myers    FL        223           971           100%           100%           $286          $270
Country Place             New PortRichey  FL         82           515            72%   (b)      65%   (b)     $205          $195
East Bay Oaks             Largo           FL         41           328            99%            99%           $314          $302
Eldorado Village          Largo           FL         25           227           100%            99%           $314          $304
Hillcrest                 Clearwater      FL         25           279            90%   (b)      (a)           $278           (a)
Holiday Ranch             Largo           FL         13           150            89%            (a)           $313           (a)
Lake Fairways             N. Ft. Myers    FL        259           896           100%           100%           $323          $312
Lake Haven                Dunedin         FL         48           379            98%            98%           $336          $324
Pine Lakes                N. Ft. Myers    FL        298           585           100%            97%           $392          $381
The Heritage              N. Ft. Myers    FL        214           454            67%   (b)      60%   (b)     $270          $264
Windmill Manor            Bradenton       FL         44           292            98%            (a)           $316           (a)
Windmill Village          N. Ft. Myers    FL         69           491           100%            99%           $278          $272
Windmill Village South    Sarasota        FL         61           306           100%           100%           $288          $276
Windmill Village North    Sarasota        FL         74           471           100%            99%           $287          $276
                                                             --------       ---------      ---------      ---------     ---------
   Total Florida Market                                        13,777            95%            95%           $301          $290
                                                             --------       ---------      ---------      ---------     ---------

   Florida Core Portfolio                                      10,956            95%            95%           $300          $290
                                                             --------       ---------      ---------      ---------     ---------


                                                               Number                                      Monthly       Monthly
                                                             of Sites       Occupancy      Occupancy      Base Rent     Base Rent
                               Location       Approximate      as of          as of          as of          as of         as of
Community                    City, State        Acreage      12/31/97       12/31/97       12/31/96       12/31/97      12/31/96
------------------------  ------------------  -----------    --------       ---------      ---------      ---------     ---------

                                                            CALIFORNIA
Northern California:
California Hawaiian       San Jose        CA         50           413           100%            (a)           $544           (a)
Colony Park               Ceres           CA         10           187            77%            (a)           $319           (a)
Concord Cascade           Pacheco         CA         31           283            99%            99%           $473          $468
Contempo Marin            San Rafael      CA         61           396           100%           100%           $582          $566
Coralwood                 Modesto         CA         22           194            93%            (a)           $373           (a)
De Anza Santa Cruz        Santa Cruz      CA         30           198           100%           100%           $460          $450
Four Seasons              Fresno          CA         40           242            67%            (a)           $230           (a)
Monte del Lago            Castroville     CA         54           314            86%  (b)       (a)           $431           (a)
Royal Oaks                Visalia         CA         29           149            85%            (a)           $240           (a)
San Jose I-IV (c)         San Jose        CA         88           724           100%            (a)           $501           (a)
Sea Oaks                  Los Osos        CA         18           125           100%            (a)           $323           (a)
Sun Shadow                San Jose        CA         30           121           100%            (a)           $527           (a)

Southern California:
Date Palm                 Cathedral City  CA        145           538            90%            91%           $573          $560
Lamplighter               Spring Valley   CA         32           270            96%            96%           $477          $454
Rancho Valley             El Cajon        CA         19           140            94%            93%           $474          $456
                                                             --------       ---------      ---------      ---------     ---------
   Total California Market                                      4,294            94%            96%           $474          $511
                                                             --------       ---------      ---------      ---------     ---------

   California Core Portfolio                                    1,825            96%            96%           $523          $511
                                                             --------       ---------      ---------      ---------     ---------

                                                              ARIZONA

Apollo Village            Phoenix         AZ         29           238            93%  (b)       93%  (b)      $316          $294
Brentwood Manor           Mesa            AZ         45           275            99%            98%           $386          $368
Carefree Manor            Phoenix         AZ         16           127            98%            (a)           $264           (a)
Casa del Sol Resort #1    Peoria          AZ         24           246            97%            96%           $368          $348
Casa del Sol Resort #2    Glendale        AZ         29           239           100%            99%           $393          $373
Central Park              Phoenix         AZ         40           293            94%            94%           $329          $314
Desert Skies              Phoenix         AZ         24           170            97%            (a)           $252           (a)
Em Ja Ha                  Phoenix         AZ        100           115           100%            (a)           $227           (a)
Fairview Manor            Tucson          AZ         28           235            99%            (a)           $270           (a)
Hacienda De Valencia      Mesa            AZ         51           366            94%            93%           $316          $299
Palm Shadows              Glendale        AZ         33           294            98%            99%           $297          $279
Sedona Shadows            Sedona          AZ         41           200            86%            (a)           $267           (a)
Sunrise Heights           Phoenix         AZ         28           200            94%            92%           $304          $281
The Mark                  Mesa            AZ         61           409            99%            92%           $295          $276
The Meadows               Tempe           AZ         57           391            96%            96%           $366          $347
                                                             --------       ---------      ---------      ---------     ---------
   Total Arizona Market                                         3,798            96%            95%           $317          $317
                                                             --------       ---------      ---------      ---------     ---------

   Arizona Core Portfolio                                       2,466            96%            94%           $325          $308
                                                             --------       ---------      ---------      ---------     ---------

                                                               Number                                      Monthly       Monthly
                                                             of Sites       Occupancy      Occupancy      Base Rent     Base Rent
                               Location       Approximate      as of          as of          as of          as of         as of
Community                    City, State        Acreage      12/31/97       12/31/97       12/31/96       12/31/97      12/31/96
------------------------  ------------------  -----------    --------       ---------      ---------      ---------     ---------

                                                             COLORADO
Bear Creek                Sheridan        CO          6           127            99%            (a)           $354           (a)
Cimarron                  Broomfield      CO         48           327            98%            98%           $332          $318
Golden Terrace            Golden          CO         36           265            99%            99%           $369          $349
Golden Terrace West       Golden          CO         38           317            98%            98%           $362          $343
Golden Terrace South      Golden          CO         14            80            99%            (a)           $337           (a)
Hillcrest                 Aurora          CO         73           603            95%            94%           $359          $343
Holiday Hills             Denver          CO         99           737            97%            96%           $346          $328
Holiday Village - CO      Co. Springs     CO         39           240            97%            98%           $348          $324
Pueblo Grande             Pueblo          CO         33           252            98%            98%           $226          $207
Woodland Hills            Denver          CO         57           434            99%            99%           $336          $311
                                                             --------       ---------      ---------      ---------     ---------
  Total Colorado Market                                         3,382            97%            97%           $340          $321
                                                             --------       ---------      ---------      ---------     ---------

  Colorado Core Portfolio                                       3,175            97%            97%           $340          $321
                                                             --------       ---------      ---------      ---------     ---------

                                                             NORTHEAST
Mariner's Cove            Millsboro       DE        110           375            83%  (b)       81%  (b)      $302          $278
Nassau                    Lewes           DE         67           392            97%            99%           $245          $232
Waterford                 Wilmington      DE        160           731            89%  (b)       85%  (b)      $337          $324
Pheasant Ridge            Mt. Airy        MD         98           101           100%           100%           $368          $344
Meadows of Chantilly      Chantilly       VA         82           500            86%            91%           $463          $443
Independence Hill         Morgantown      WV         55           203            98%            99%           $178          $167
Green Acres               Breinigsville   PA        149           595            98%  (b)       95%  (b)      $357          $339
Brook Gardens             Lackawanna      NY         87           426            99%            (a)           $388           (a)
                                                             --------       ---------      ---------      ---------     ---------
  Total Northeast Market                                        3,323            92%            91%           $340          $318
                                                             --------       ---------      ---------      ---------     ---------

  Northeast Core Portfolio                                      2,166            92%            93%           $330          $316
                                                             --------       ---------      ---------      ---------     ---------

                                                              MIDWEST
Five Seasons              Cedar Rapids    IA         62           389            91%  (b)       (a)           $224           (a)
Holiday Village - IA      Sioux City      IA        160           519            95%            94%           $204          $190
Camelot Acres             Burnsville      MN        180           319            96%            94%           $335          $314
Golf Vista Estates        Monee           IL        144           229            86%  (b)       (a)           $283           (a)
Willow Lake Estates       Elgin           IL        110           616            99%           100%           $527          $500
Burns Harbor              Chesterton      IN         42           228            97%            98%           $268          $253
Candlelight Village       Columbus        IN        101           585            97%  (b)       93%           $164          $157
Oak Tree Village          Portage         IN         76           380            98%            98%           $250          $236
Creekside                 Wyoming         MI          8           165            98%            (a)           $340           (a)
Bonner Springs            Bonner Springs  KS         33           210            77%            78%           $175          $175
Carriage Park             Kansas City     KS         24           143            67%  (d)       60%  (d)      $172          $174
Quivira Hills             Kansas City     KS         54           142            80%            78%           $212          $207
Rockwood Village          Tulsa           OK         38           265            99%            99%           $191          $182
Briarwood                 Brookline       MO         27           166            95%            94%           $169          $159
Dellwood Manor            Warrensburg     MO         46           136            89%            89%           $156          $144
Northstar Village         Kansas City     MO         61           219            85%            87%           $219          $209
                                                             --------       ---------      ---------      ---------     ---------
  Total Midwest Market                                          4,711            93%            92%           $266          $253
                                                             --------       ---------      ---------      ---------     ---------

  Midwest Core Portfolio                                        3,343            93%            92%           $284          $270
                                                             --------       ---------      ---------      ---------     ---------

                                                               Number                                      Monthly       Monthly
                                                             of Sites       Occupancy      Occupancy      Base Rent     Base Rent
                               Location       Approximate      as of          as of          as of          as of         as of
Community                    City, State        Acreage      12/31/97       12/31/97       12/31/96       12/31/97      12/31/96
------------------------  ------------------  -----------    --------       ---------      ---------      ---------     ---------

                                                     NEVADA, UTAH, NEW MEXICO
Del Rey                   Albuquerque     NM         59           407            95%            99%           $337          $320
All Seasons               Salt Lake City  UT         29           121           100%            (a)           $251           (a)
Westwood Village          Farr West       UT         93           294           100%            (a)           $204           (a)
Bonanza                   Las Vegas       NV         43           353            99%            99%           $415          $398
Flamingo West             Las Vegas       NV         36           205           100%           100%           $375          $383
The Cabana                Las Vegas       NV         37           263           100%           100%           $378          $364
Villa Borega              Las Vegas       NV         40           293            98%            (a)           $403           (a)
                                                             --------       ---------      ---------      ---------     ---------
  Total Nevada Market                                           1,936            98%           100%           $348          $362
                                                             --------       ---------      ---------      ---------     ---------

  Nevada Core Portfolio                                         1,228            98%           100%           $380          $362
                                                             --------       ---------      ---------      ---------     ---------

                                                             NORTHWEST
Kloshe Illahee            Federal Way     WA         50           258           100%            (a)           $397           (a)
Falconwood                Eugene          OR         30           183            98%            (a)           $285           (a)
Quail Hollow              Fairview        OR         17           137           100%            (a)           $373           (a)
Shadowbrook               Clackamas       OR         20           156           100%            (a)           $384           (a)
Casa Village              Billings        MT         65           491            97%            96%           $240          $232
                                                             --------       ---------      ---------      ---------     ---------
  Total Northwest Market                                        1,225            98%            96%           $313          $232
                                                             --------       ---------      ---------      ---------     ---------

  Northwest Core Portfolio                                        491            97%            96%           $240          $232
                                                             --------       ---------      ---------      ---------     ---------

Grand Total Company Portfolio                                  36,446            95%  (e)       95%  (e)      $329          $313
                                                             ========       =========      =========      =========     =========

Grand Total Core Portfolio                                     25,650            95%            95%           $327          $314
                                                             ========       =========      =========      =========     =========

(a) The Company acquired this Property in 1997.
(b) The process of filling expansion sites at these properties is ongoing.
(c) San Jose I-IV was subsequently renamed Westwinds.
(d) Carriage Park suffered damage to approximately 85 homes in 1993 due to flooding; the process of re-leasing these sites is ongoing.
(e) Changes in total portfolio occupancy includes the impact of acquisitions and expansion programs and are therefore not comparable. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

     Richard M. Perlman, a former employee of companies controlled by Mr. Samuel Zell, Chairman of the Board of Directors, filed a legal proceeding against Mr. Zell and various partnerships and corporations controlled by Mr. Zell claiming, inter alia, that he had an interest in certain of the properties previously owned by Mobile Home Communities, Inc. which were contributed to the Operating Partnership at the time of the Company's initial public offering and that he suffered damages when those properties were transferred in the Operating Partnership. The proceeding was filed on July 21, 1995 (Richard M. Perlman et al. v. Samuel Zell et al.) (United States District Court for the Northern District of Illinois-Eastern Division, Case No. 95 C 4242). Mr Perlman voluntarily dismissed the action that he previously filed in the Circuit Court of Cook County, Illinois, which was known as Richard M. Perlman
v. Samuel Zell, et. al, Case No. 92 CH 19915. The Company is not party to this lawsuit. This action has proceeded to a jury verdict and the Company has incurred no liability and will incur no losses in connection with such action.

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

     The Santa Cruz Homeowners Association, representing approximately fifteen residents not covered by the Ordinance, separately filed suit in the Superior Court of the State of California (Case Number 128001) opposing the same fees and charges in connection with water service and seeking damages, including punitive damages, arising out of the imposition of the readiness to serve charge. A trial in the matter is set for July 1998 and the Company intends to vigorously defend itself in the matter.

     On September 29, 1995, the United States Environmental Protection Agency ("USEPA") issued its Findings of Violations and Order for Compliance with respect to the National Pollution Discharge Elimination System ("NPDES") Permit governing the operation of the onsite waste water treatment plant at one of the Properties. On October 6, 1995, the USEPA issued its Findings of Violation and Order for Compliance with respect to the NPDES Permit governing the operation of the onsite waste water treatment plant at another of the Properties. Applicable law provides for fines and penalties for these violations. Although no fines or penalties have been assessed to date, USEPA continues to threaten the imposition of fines, penalties and further legal proceedings regarding these matters. The Company believes it complied with one order by connecting to the local municipal waste water system, which connection was completed in 1997 and will further upgrade the waste water treatment plant at the other Property during 1998 to further comply with the remaining order.

     The Company is involved in various other legal proceedings arising in the ordinary course of business. All proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth for the period indicated, the high and low sales prices for the Company's common stock as reported by the New York Stock Exchange under the trading symbol MHC.


                                          Distributions  Return of Capital
              Close      High      Low         Made        GAAP Basis (a)
              -----      ----      ---         ----        --------------
1997
1st Quarter $ 21.875  $  24.25  $ 21.375      $ .33          $ .05
2nd Quarter  23.0625     23.75    20.125        .33            .04
3rd Quarter    26.00   26.4375   23.0625        .33            .02
4th Quarter    27.00     27.50    25.625        .33            .04

1996
1st Quarter $  17.75  $  19.75  $  17.25      $.305          $.065
2nd Quarter    19.25    19.375     17.00       .305           .065
3rd Quarter    19.25    19.625    17.875       .305           .045
4th Quarter    23.25     23.25     19.00       .305           .065


(a) Represents distributions per share in excess of net income per share-basic on a GAAP basis and is not the same as return of capital on a tax basis.

The number of beneficial holders of the Company's common stock at December 31, 1997 was approximately 5,600.

ITEM 6. SELECTED FINANCIAL AND OPERATING INFORMATION

     The following table sets forth selected financial and operating information on a historical basis for the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1997 and 1996 has been derived from the historical Financial Statements of the Company audited by Ernst & Young LLP, independent auditors. The historical operating data for the years ended December 31, 1995, 1994, and 1993 have been derived from the historical Financial Statements of the Company audited by Coopers & Lybrand, L.L.P., independent auditors.

     On April 22, 1994, a two-for-one stock split became effective. For purposes of presenting outstanding shares, distribution per share and units of limited partnership interest ("OP Units"), the impact of the stock split has been given retroactive treatment.

         Manufactured Home Communities, Inc. Consolidated Historical

                                                                 (1) Years ended December 31,
                                             --------------------------------------------------------------
                                                    1997       1996         1995       1994        1993
                                                 ---------   --------   ---------   ---------   ---------
                                             (Amounts in thousands, except for per share and property data)
OPERATING DATA:
REVENUES
  Base rental income                             $ 108,984   $ 93,109   $  85,242   $  60,085   $  36,112
  Utility and other income                          11,785      8,821       8,481       4,348       2,711
  Equity in income of affiliates                       800        853         885         727       1,195
  Interest income                                    1,941      2,420       2,296       3,599       1,958
                                                 ---------   --------   ---------   ---------   ---------
    Total revenues                                 123,510    105,203      96,904      68,759      41,976
                                                 ---------   --------   ---------   ---------   ---------
EXPENSES
  Property operating and  maintenance               32,343     28,399      27,057      19,203      11,350
  Real estate taxes                                  8,352      7,947       7,241       4,214       2,329
  Property management                                5,079      4,338       4,675       4,099       2,168
  General and administrative                         4,559      4,062       4,537       3,668       1,383
  Depreciation and other costs (2)                  17,955     15,732      16,122       9,520       5,201
  Interest and related amortization  (3)            21,753     17,782      18,527      11,146       8,588
                                                 ---------   --------   ---------   ---------   ---------
    Total expenses                                  90,041     78,260      78,159      51,850      31,019
                                                 ---------   --------   ---------   ---------   ---------
  Income from operations                            33,469     26,943      18,745      16,909      10,957
  Gain (loss) on sale of property                      ---        ---       1,278        (293)        ---
                                                 ---------   --------   ---------   ---------   ---------
  Income before allocation to
    minority interests
    and extraordinary item                          33,469     26,943      20,023      16,616      10,957
  Income allocated to
    minority interests                              (4,373)    (2,671)     (2,006)     (1,568)       (522)
                                                 ---------   --------   ---------   ---------   ---------
Income before extraordinary item                    29,096     24,272      18,017      15,048      10,435
  Extraordinary loss on
    early extinguishment
    of debt (net of income
    allocated to minority
    interests)                                        (451)       ---         ---         ---         ---
                                                 ---------   --------   ---------   ---------   ---------
Net income                                       $  28,645   $ 24,272   $  18,017   $  15,048   $  10,435
                                                 =========   ========   =========   =========   =========
Net income per common share before
  extraordinary item - basic                     $    1.18   $    .98   $     .74   $     .70   $     .70
                                                 =========   ========   =========   =========   =========
Net income per common share before
  extraordinary item - diluted (4)               $    1.16   $    .98   $     .74   $     .70   $     .69
                                                 =========   ========   =========   =========   =========
Net income per common share - basic              $    1.16   $    .98   $     .74   $     .70   $     .70
                                                 =========   ========   =========   =========   =========
Net income per common share - diluted (4)        $    1.15   $    .98   $     .74   $     .70   $     .69
                                                 =========   ========   =========   =========   =========
Dividend  per share (5)                          $    1.32   $   1.22   $    1.18   $    1.14   $    1.03
                                                 =========   ========   =========   =========   =========
Weighted average common shares outstanding -
  basic, excluding OP Units of 3,749, 2,715,
  2,717, 2,397 and 2,279, respectively              24,689     24,693      24,353      21,508      14,918
                                                 =========   ========   =========   =========   =========
Weighted average common shares outstanding -
  diluted, including OP Units of 3,749, 2,715,
  2,717, 2,397, and 2,279, respectively             28,762     27,546      27,138      23,942      17,344
                                                 =========   ========   =========   =========   =========
OTHER DATA:
Funds from operations (6)                        $  50,834   $ 42,187   $  34,518   $  26,186   $  16,094
Net cash flow:
  Operating activities                           $  54,581   $ 49,660   $  40,161   $  24,910   $  16,724
  Investing activities                           $(239,445)  $(60,954)  $   4,382   $(220,707)  $(178,059)
  Financing activities                           $ 185,449   $ 10,858   $ (45,707)  $ 170,427   $ 188,449
Total Properties (at end of period) (7)                121         69          65          67          47
Total sites (at end of period)                      44,108     27,356      25,552      25,860      14,474
Total sites (weighted average)                      29,323     26,621      25,375      18,164      13,144

                                                                      (1) December 31,
                                                 --------------------------------------------------------
                                                    1997       1996         1995       1994        1993
                                                 ---------   --------   ----------  ---------   ---------
                                                                       (In thousands)
BALANCE SHEET DATA:
  Real estate, before accumulated
    depreciation (8)                             $ 936,318   $597,650   $ 543,229   $ 541,775   $ 197,812
  Total assets                                     864,365    567,874     523,125     544,106     341,728
  Total debt                                       495,172    254,982     211,966     226,670     103,000
  Minority interests                                67,453     28,640      29,305      30,507      23,432
  Stockholders' equity                             280,575    257,952     261,500     270,602     204,426

------------------------------
(1) See the Consolidated Financial Statements of the Company included elsewhere herein.

(2) Depreciation and other costs include depreciation on corporate assets of approximately $590,000, $488,000, $349,000, $243,000, and $64,000 for the
    years ended December 31, 1997, 1996, 1995, 1994, and 1993, respectively.

(3) The $265 million mortgage notes payable (the "New Mortgage Debt") bear interest at 7.015% through February 1, 2008.

    The Company has a $100 million credit facility bearing interest at London Interbank Offered Rate ("LIBOR") plus 1.125% ($25 million outstanding at December 31, 1997).

    In July 1995, the Company entered into an interest rate swap agreement
    (the "Swap") fixing the LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period March, 1998 through 2003. By fixing the rate on $100 million of debt, the Company avoids the general uncertainty relating to the floating interest rate on the Company's variable rate debt through such time.

(4) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). For further discussion of earnings per share and the impact of SFAS No. 128, see the notes to the consolidated financial statements beginning on page F-8.

(5) The Company went public on March 3, 1993. The 1993 first quarter dividend of $.08 reflected the period from March 3, 1993 to March 31, 1993 and was prorated to $.25.

(6) The Company generally considers Funds From Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO was defined by the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 as net income (computed in accordance with GAAP), before allocation to minority interests, excluding gains (or losses) from sales of property, plus real estate depreciation and after adjustments for significant non-recurring items, if any. In the first quarter of 1996, the Company adopted this new definition of FFO which is effective for periods ending after December 31, 1995. For purposes of presenting FFO, the revised definition of FFO has been given retroactive treatment. Prior to this adoption, FFO was defined as income before allocation to minority interests plus certain non-cash items, primarily depreciation and amortization. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company computes FFO in accordance with the NAREIT definition which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

(7) During the year ended December 31, 1993, seven Properties were acquired which had aggregate net operating income of $1.5 million in 1993, which included approximately $500,000 of depreciation and amortization expense. During 1994, 23 Properties were acquired, which had an aggregate net operating income of $10.3 million in 1994, which included approximately $3.7 million of depreciation and amortization expense. Also during 1994, three properties were sold; net operating income attributable to such properties was approximately $30,500, which included approximately $32,000 of depreciation and amortization expense. During the year ended December 31, 1995, two properties were sold; net operating income attributable to such properties was approximately $235,000, which included approximately $83,000 of depreciation and amortization expense. During the year ended December 31, 1996, four Properties were acquired; net operating income attributable to such Properties was approximately $1.8 million, which included approximately $371,000 of depreciation and amortization expense. During the year ended December 31, 1997, 39 Properties were acquired; net operating income attributable to such Properties was approximately $3.8 million, which included approximately $1.7 million of depreciation and amortization expense.

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

RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     Since December 31, 1996, the gross investment in rental property has increased from $598 million to $936 million as of December 31, 1997 due to the acquisition of the following properties (the "Acquisition Properties"): (i) California Hawaiian on March 14, 1997; (ii) Golf Vista Estates on March 27, 1997; (iii) Golden Terrace South on May 30, 1997; (iv) a portfolio of eighteen manufactured home communities and two commercial properties (collectively, the "MPW Properties") on August 29, 1997; (v) Arrowhead Village on September 16, 1997, and (vi) seventeen of the Ellenburg Communities on December 18, 1997. The total number of sites owned and controlled has increased from 27,356 as of December 31, 1996 to 44,108 as of December 31, 1997.

     The following table summarizes certain weighted average occupancy statistics for the years ended December 31, 1997 and 1996. "Core Portfolio" represents an analysis of properties owned during both periods of comparison.


                                  Core Portfolio     Total Portfolio
                                  ---------------    ----------------
                                   1997     1996      1997      1996
                                  ------   ------    ------    ------
     Total sites                  25,631   25,554    29,323    26,621
     Occupied sites               24,319   24,098    27,770    25,025
     Occupancy %                   94.9%    94.3%     94.7%     94.0%
     Monthly base rent per site     $325     $312      $327      $310


     Base rental income ($109 million) increased $15.9 million or 17.0%. For the Core Portfolio, base rental income increased approximately $4.7 million or 5.2%, reflecting a 4.3% increase in base rental rates and a 0.9% increase related to occupancy. The remaining $11.2 million increase in base rental income was attributed to the Acquisition Properties.

     Monthly base rent per site for the total portfolio increased 5.5%, reflecting a 4.2% increase in monthly base rent per site for the Core Portfolio and higher monthly base rents for the Acquisition Properties. Average monthly base rent per site for the Acquisition Properties was $343 for the year ended December 31, 1997.

     Weighted average occupancy increased 0.7% due to increased occupancy at the expansion communities and the addition of the Acquisition Properties with higher occupancy percentages to the portfolio.

     Utility and other income ($11.8 million) increased $3.0 million or 33.6%, primarily due to an increase of $1.2 million attributed to the Acquisition Properties, the collection of dividend income of $173,000 in the first quarter of 1997, and increased utility income, real estate tax pass-ons and other miscellaneous income at the Core Portfolio.

     Interest income ($1.9 million) decreased $479,000 or 19.8%, primarily due to the repayment of $13 million of notes receivable in August 1997, partially offset by an increase in interest earned on short-term investments. Short-term investments had average balances for the years ended December 31, 1997 and 1996 of approximately $4.7 million and $3.4 million, respectively, which earned interest income at an effective rate of 5.4% per annum in both years.

     Property operating and maintenance expenses ($32.3 million) increased $3.9 million or 13.9% due to the impact of the Acquisition Properties and an increase in property payroll, property general and administrative expenses and insurance and other expenses at the Core Portfolio. Partially offsetting these increases was a decrease in repairs and maintenance expense and utility expense at the Core Portfolio. Property operating and maintenance expenses represented 26.2% of total revenues in 1997 and 27.0% in 1996.

     Real estate taxes ($8.4 million) increased $405,000 or 5.1% due to the impact of the Acquisiton Properties, partially offset by a decrease in the Core Portfolio due to lower than expected assessed values at certain of the properties based on actual bills received. Real estate taxes represented 6.8% of total revenues in 1997 and 7.6% in 1996.

     Property management expenses ($5.1 million) increased $741,000 or 17.1%. The increase was primarily due to an increase in management company payroll and incremental costs associated with self management of the Acquisition Properties. Property management expenses represented 4.1% of total revenues in both 1997 and 1996.

     General and Administrative expenses ("G&A") ($4.6 million) increased $497,000 or 12.2%. The increase was primarily due to increased payroll resulting from salary increases. G&A represented 3.7% of total revenues in 1997 and 3.9% in 1996.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $12.7 million or 21%. Approximately $7.6 million of the increase related to the Acquisition Properties. The remaining increase reflected increased base rental income and decreased repairs and maintenance expense, utility expense and real estate tax expense, partially offset by increased payroll expense, property general and administrative expense and insurance and other expenses at the Core Portfolio. In addition, corporate G&A and property management expenses increased. EBITDA represented 59.2% of total revenues in 1997 and 57.5% in 1996.

     Interest and related amortization ($21.8 million) increased $4.0 million or 22.3%. The increase was due to higher weighted average outstanding debt balances during the period. The weighted average outstanding debt balances for the years ended December 30, 1997 and 1996 were $301.3 million and $234.9 million, respectively. The effective interest rate was 7.1% in 1997 and 7.2% in 1996. Interest and related amortization represented 17.6% of total revenues in 1997 and 16.9% in 1996.

     On December 12, 1997 the Company refinanced the $100.0 million mortgage note (the "Original Mortgage Debt") with a $265.0 million mortgage note (the "New Mortgage Debt") collateralized by 29 properties beneficially owned by MHC Financing Limited Partnership. The New Mortgage Debt has a maturity date of January 2, 2028 and pays interest only at 7.015%. There is no principal amortization until February 1, 2008 after which principal and interest are paid from available cash flow and the interest rate is reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. In October 1996, the Company entered into an interest rate swap agreement (the "1997 Swap") fixing LIBOR on the Original Mortgage Debt at 5.57% effective January 10, 1997 through March 3, 1998. The Company sold the 1997 Swap in December 31, 1997 for approximately $26,000 in connection with the refinancing.

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

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period March, 1998 through 2003. By fixing the rate on $100 million of debt, the Company avoids the general uncertainty relating to the floating interest rate on the Company's variable rate debt through such time. The cost of the 1998 Swap consisted only of legal costs which were deemed immaterial. The value of the 1998 Swap is impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on December 31, 1997, the applicable LIBOR swap rate would have been 5.97%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap entered into by the Company versus its current value by approximately $43,245.

     Depreciation on corporate assets ($590,000) increased $102,000 or 20.9% due to fixed asset additions in 1996 associated with the Company's conversion to a new accounting software system. Depreciation on corporate assets represented 0.5% of total revenues in both 1997 and 1996.

     Depreciation on real estate assets and other costs ($17.4 million) increased $2.1 million or 13.9% as a result of the Acquisition Properties. In addition, the Company recognized a one-time gain of $18,000 representing gains on the prepayment of notes receivable and the sale of certain assets related to the Chateau Communities, Inc. ("Chateau") merger attempt, partially offset by the write-off of certain deferred compensation. Depreciation on real estate assets and other costs represented 14.1% of total revenues in 1997 and 14.5% in 1996.

     In the fourth quarter of 1997, the Company recognized an extraordinary item for early extinguishment of the Original Mortgage Debt of $556,000.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     Since December 31, 1995, the gross investment in rental property had increased from $543 million to $598 million when compared to December 31, 1996 due to the acquisition of Waterford on February 28, 1996, the funding of the Candlelight Village loan, which was accounted for as a purchase, on May 9, 1996, and the acquisition of Casa del Sol Resort No. 1 and Casa del Sol Resort No. 2 (collectively, the "Casa del Sol Resorts") on October 23, 1996. The total number of sites increased from 25,552 as of December 31, 1995 to 27,356 as of December 31, 1996.

     The following table summarizes certain weighted average occupancy statistics for the years ended December 31, 1996 and 1995.



                                   Core Portfolio    Total Portfolio
                                  ---------------    ----------------
                                   1996     1995      1996      1995
                                  ------   ------    ------    ------
     Total sites                  25,554   25,375    26,621    25,375
     Occupied sites               24,098   23,787    25,025    23,787
     Occupancy %                   94.3%    93.7%     94.0%     93.7%
     Monthly base rent per site     $312     $297      $310      $297


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

     Property operating and maintenance expenses ($28.4 million) increased $1.3 million or 5% due to the impact of the 1996 Acquisitions, an increase in utility expense, insurance and other expenses, and repairs and maintenance expense at the Core Portfolio. Partially offsetting the increase was a decrease resulting from the sale of two properties in 1995 and a decrease in property payroll and property general and administrative expense at the Core Portfolio. Property operating and maintenance expenses represented 27.0% of total revenues in 1996 and 27.9% in 1995.

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

     G&A expenses ($4.0 million) decreased $475,000 or 11%. The Company continued to focus on reducing G&A expenses as a percentage of revenues and, as a result these costs decreased significantly in 1996. In addition, professional fees decreased resulting from the write-off in 1995 of legal due diligence and related costs associated with acquisitions which did not materialize. G&A expenses represented 3.9% of total revenues in 1996 and 4.7% in 1995.

     EBITDA increased $7.1 million or 21%. Approximately $2.2 million of the increase related to the 1996 Acquisitions, partially offset by a decrease resulting from the sale of two properties in 1995. The remaining increase reflected increased base rental income and decreased payroll expense and property general and administrative expenses, partially offset by increased repairs and maintenance expense, utility expense, insurance and other expenses and real estate expense at the Core Portfolio. In addition, corporate G&A increased and property management expenses decreased. EBITDA represented 57.5% of total revenues in 1996 and 55.1% in 1995.

     Interest expense and related amortization ($17.8 million) decreased by $745,000 or 4%. Interest expense decreased $13,000 due to a decrease in the interest rate on the Original Mortgage Debt resulting from the interest rate swap agreement entered into in December 1995 (see discussion below), partially offset by an increase in interest on the line of credit resulting from additional borrowings in 1996. The weighted average outstanding debt balances for the years ended December 31, 1996 and 1995 were $234.9 million and $228.4 million, respectively. The effective interest rates were 7.2% and 7.6% for the years ended December 31, 1996 and 1995, respectively. Amortization decreased $732,000 due to the write-off in 1995 of approximately $385,000 of loan costs related to the $50 million line of credit with General Electric Credit Corp. which expired in March 1995. In addition, the Company sold a portion of the interest rate cap on the Original Mortgage Debt related to 1996 which decreased amortization in 1996. Interest expense and related amortization represented 16.9% of total revenues in 1996 and 19.1% in 1995.

     The Company had an interest rate cap for the term of the Original Mortgage Debt which eliminated exposure to increases in LIBOR over 6%, plus 1.05%. In connection with the 1997 Swap and 1998 Swap, the Company sold portions of the interest rate cap related to 1996 and 1997 and recorded a non-cash write-off of approximately $650,000 in the fourth quarter of 1995 and $482,000 in the fourth quarter of 1996.

     Depreciation expense and other costs ($15.7 million) increased $390,000 or 2% as a result of the 1996 Acquisitions. In addition, the Company sold a portion of the interest rate cap on the Original Mortgage Debt related to 1996 and 1997 and incurred non-cash charges of $482,000 and $650,000 in 1996 and 1995, respectively. Depreciation expense represented 14.5% of total revenues in 1996 and 15.6% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased $4.9 million from $49.7 million for the year ended December 31, 1996 to $54.6 million for the same period in 1997. This increase reflected an $8.6 million increase in FFO, which reflected increases in rental income and decreases of certain expenses as discussed in "Results of Operations" above, and an increase in collection of rents received in advance and security deposits related to the property acquisitions, partially offset by an increase in prepaid expenses and rents receivable and decreased accounts payable accruals.

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

     FFO was defined by NAREIT in March 1995 as net income (computed in accordance with generally accepted accounting principles ["GAAP"]), before allocation to minority interests, excluding gains (or losses) from sales of propery, plus real estate depreciation and after adjustments for significant non-recurring items, if any. In the first quarter of 1996, the Company adopted this new definition of FFO which was effective for periods ending after December 31, 1995. Prior to this adoption, FFO was defined as income before allocation to minority interests plus certain non-cash items, primarily depreciation and amortization. The Company computes FFO in accordance with the NAREIT definition which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds available for distribution ("FAD") is defined as FFO less non-revenue producing capital expenditures. The Company believes that FFO and FAD are useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, they provide investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO and FAD in and of themselves do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs.

     The following table presents a calculation of FFO and FAD for the years ended December 31, 1997, 1996 and 1995 (amounts in the thousands):

                                                     For the Years Ended
                                                         December 31,
                                                  -------------------------
         Computation of funds from operations:      1997     1996     1995
                                                  -------  -------  -------
           Income before allocation to
             minority interests and
               extraordinary item...............  $33,469  $26,943  $20,023
                  Depreciation on real estate
                     assets and other costs.....   17,365   15,244   15,773
                  Gain on sale of assets........      ---      ---   (1,278)
                                                  -------  -------  -------
           Funds from operations (a)............  $50,834  $42,187  $34,518
                                                  =======  =======  =======
         Computation of funds available
         for distribution:
           Funds from operations (a)............  $50,834  $42,187  $34,518
                  Non-revenue producing
                    improvements - rental
                      properties................   (4,187)  (3,402)  (3,286)
                                                  -------  -------  -------
         Funds available for distribution.......  $46,647  $38,785  $31,232
                                                  =======  =======  =======

---------------
  (a) FFO for the year ended December 31, 1995 has been restated pursuant to the new definition of FFO adopted by the Company for periods ending after December 31, 1995.

     Net cash used in investing activities increased $178.5 million from $70 million for the year ended December 31, 1996 to $239.4 million for the year ended December 31, 1997, primarily due to increased payments for acquisitions in 1997 and the Company's investment in partnerships, partially offset by the collection of principal payments on notes receivable, net proceeds from the sale of project related assets and decreased purchases of short-term investments, all of which had maturitites of three months or less.

     Net cash used in investing activities increased $65.4 million from $4.4 million provided by investing activities for the year ended December 31, 1995 to $61.0 million used in investing activities for the year ended December 31, 1996, primarily due to the acquisitions of Waterford and the Casa del Sol Resorts, the financing of Candlelight Village, the costs incurred in pursuit of a proposed merger, a decrease in cash from the sale of rental properties in 1996 when compared to 1995 and the purchase of short-term investments. Partially offsetting this increase were increased distributions from RSI.

     During 1996, the Company offered a merger proposal to Chateau in opposition to Chateau's proposed merger with ROC Communities, Inc. ("ROC") and incurred approximately $1.3 million in project related costs and invested in certain project related saleable assets with a book value of approximately $9.9 million. These expenditures were included in prepaid expenses and other assets at December 31, 1996. On February 11, 1997, Chateau's shareholders approved Chateau's merger with ROC. Thus, during 1997, the Company sold the related assets it had acquired for approximately $11.1 million and incurred a net gain of approximately $259,000.

     During 1997, notes receivable of approximately $15 million were repaid. In connection with the repayments, the Company recognized a one-time gain of $525,000 representing the collection of a $1.4 million prepayment penalty, partially offset by the write-off of the apportioned purchase price originally allocated to the management contract for the property collateralizing one note and write-off of the unamortized discount on another note.

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

     On May 30, 1997, the Company entered into a capital lease with East Tincup Village, Inc., a Colorado corporation, for Golden Terrace South (formerly known as East Tincup Village). The lease term is 110 months commencing on May 29, 1997 with monthly rental payments of approximately $18,000. The lease contains an option for the Company to purchase Golden Terrace South at the termination of the lease for $2.4 million. For financial accounting purposes, the Company accounts for the lease as a direct financing lease and, accordingly, the Company has recorded an investment in real estate and a note payable.

     On August 29, 1997, the Company acquired the MPW Properties from limited partnerships and joint ventures affiliated with MPW. The aggregate purchase price of the MPW Properties was approximately $103 million. Approximately $64 million of the purchase price was in the form of units of limited partnership interest ("OP Units"), approximately $6 million was in the form of installment notes payable, approximately $17 million was in the form of cash funded from a borrowing under the Company's line of credit, and the Company assumed debt of approximately $13 million. In addition, the Company capitalized approximately $1.8 million of costs associated with the acquisition.

     On September 16, 1997, the Company acquired Arrowhead Village, located in Lantana, Florida for a purchase price of approximately $20.3 million. The acquisition was funded with a borrowing under the Company's line of credit.

     On September 4, 1997, the Company entered into a portfolio purchase agreement to acquire 38 manufactured home communities (the "Ellenburg Communities") from partnerships having Ellenburg Capital Corporation ("ECC") as the general partner for a purchase in excess of $300 million. The agreement immediately transferred property management of the 38 communities to the Company. The Ellenburg Communities are being sold pursuant to an order of the Superior Court for the State of California (the "California Court") which is overseeing the involuntary dissolution of ECC. The California Court has appointed winding-up agents to liquidate and wind-up the affairs of ECC. In December 1997, the Company entered into a supplemental agreement (the "Supplemental Agreement") in furtherance of its acquisition of the Ellenburg Communities which was approved by the California Court. Sales of the Ellenburg Communities are subject to limited partner approval. In December 1997, the Company closed on the acquisition of seventeen of the Ellenburg Communities for approximately $143 million and gained effective control of an additional twelve communities. In 1998, the Company closed on the acquisition of two additional Ellenburg Communities and made acquisition advances to the partnerships which own seven of the Ellenburg Communities. The Company has also acquired certain other undivided minority interests in certain of the properties. The Company is in the process of obtaining limited partner approval to acquire the remaining Ellenburg Communities. The Company has 120 days to complete certain post-closing due diligence procedures and adjust the purchase price to the extent that: (i) the net operating income of the communities is less than the amount used to determine the purchase price; (ii) the community requires environmental, structural engineering, deferred maintenance and other physical or legal costs which may be in excess of anticipated amounts for such items, and (iii) the community has negative working capital. The maximum amount for such adjustments will be equal to 25% of the net equity value of the community which will be held in escrow for 120 days from closing. The acquisitions are being financed through assumption of debt securitization with a bank and through borrowings under the Company's line of credit.

     Capital expenditures for improvements were approximately $6.4 million for the year ended December 31, 1997 compared to $8.1 million for the year ended December 31, 1996. Of the $6.4 million, approximately $4.2 million represented improvements to existing sites. The Company anticipates spending approximately $4.5 million on improvements to existing sites during 1998. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maximize rental rates charged to new and renewing residents. The remaining $2.2 million represented costs to develop expansion sites at certain of the Company's Properties and other corporate headquarter costs. The Company is currently developing 90 additional sites at Golf Vista Estates which should be available for occupancy in 1998.

     Net cash provided by financing activities increased $174.6 million from $10.9 million for the year ended December 31, 1996 to $185.4 million for the year ended December 31, 1997 primarily due to the addition of the New Mortgage Debt whereby the Company borrowed an additional $165 million, increased borrowings on the line of credit, and an increase in proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan, partially offset by the purchase of 330,300 shares of the Company's common stock under the common stock repurchase plan, increased distributions to common stockholders and the payment of debt issuance costs related to the Debt Refinancing.

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

     Distributions to common stockholders and minority interests increased $13.8 million for the year ended December 31, 1997 when compared to the same period in 1996 due to an increase in the distribution per share and number of shares and OP units outstanding. For the year ended December 31, 1997, the Company declared and paid quarterly distributions totaling $1.32 per share. For the year ended December 31, 1996, the Company declared and paid quarterly distributions totaling $1.22 per share, which included the fourth quarter distribution paid on January 10, 1997. Return of capital on a GAAP basis was $0.15, $0.24 and $0.44 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide the Company with the opportunity to achieve increases in rental income as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

     The year 2000 issue ("Year 2000") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, collect rents, or engage in similar normal business activities. Based on a recent assessment, the Company determined that a majority of its applications will function properly with respect to dates in the year 2000 and thereafter. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company's total Year 2000 project cost and estimates to complete do not include the estimated costs and time associated with the impact of third party Year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company anticipates completing its Year 2000 project no later than December 31, 1998, which is prior to any impact on its operating systems. The total cost of the Year 2000 project is estimated to be immaterial assuming third parties remediate their own year 2000 issues. This assumption is based on management's best estimates, which were derived utilizing numerous assumptions of future events, and there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

         None.

                                   PART III
ITEMS 10, 11, 12, 13.

         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 10, Item 11, Item 12, and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than April 28, 1998, and thus this part has been omitted in accordance with General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

   (a)
     (1&2) See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

     (3) Exhibits:

         2(a)       Admission Agreement between Equity Financial and Management Co.,
                     Manufactured Home Communities, Inc. and MHC Operating Partnership
         3.1(a)     Articles of Incorporation of Manufactured Home Communities, Inc.
         3.2(a)     Articles of Amendment and Restatement of Manufactured Home Communities, Inc.
         3.3(a)     Bylaws of Manufactured Home Communities, Inc.
         4          Not applicable
         9          Not applicable
         10.1(a)    Amended and Restated Agreement of Limited Partnership of MHC Operating Limited Partnership
         10.2(a)    Agreement of Limited Partnership of MHC Financing Limited Partnership
         10.3(a)    Agreement of Limited Partnership of MHC Management Limited Partnership
         10.4(a)    Property Management and Leasing Agreement between MHC Financing
                      Limited  Partnership and MHC Management Limited Partnership
         10.5(a)    Property Management and Leasing Agreement between MHC Operating
                     Limited Partnership and MHC Management Limited Partnership
         10.6(a)    Services Agreement between Realty Systems, Inc. and MHC Management Limited Partnership
         10.7(a)    Rate Protection Agreement
         10.8(a)    Revolving Credit Note made by Realty Systems, Inc. to Equity Financial and Management Co.
         10.9(a)    Assignment to MHC Operating Limited Partnership of Revolving
                     Credit Note made by Realty Systems, Inc. to Equity Financial and Management Co.
         10.10(a)   Stock Option Plan
         10.11A(a)  Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and
                     Assignment of Rents
         10.11B(a)  Promissory Note
         10.11C(a)  Assignment of Loan Documents
         10.11D(a)  Assignment of Leases, Rents and Security Deposits
         10.11E(a)  Swap Agreement Pledge and Security Agreement
         10.11F(a)  Cash Collateral Account Security, Pledge and Assignment Agreement
         10.11G(a)  Assignment of Property Management and Leasing Agreement
         10.11H(a)  Trust Agreement
         10.12(a)   Form of Noncompetition Agreement
         10.13(a)   Form of Noncompetition Agreement
         10.13A(a)  Form of Noncompetition Agreement
         10.14(a)   General Electric Credit Corporation Commitment Letter
         10.15(a)   Administrative Services Agreement between Realty Systems, Inc. and Equity Group Investments, Inc.
         10.16(a)   Registration Rights and Lock-Up Agreement with the Company (the Original Owners, EF&M,
                     Directors, Officers and Employees)
         10.17(a)   Administrative Services Agreement between Manufactured Home Communities, Inc. and Equity Group
                     Investments, Inc.
         10.18(a)   Form of Subscription Agreement between the Company and certain officers and other individuals dated
                     March 3, 1993
         10.19(a)   Form of Secured Promissory Note payable to the Company by certain officers dated March 3, 1993
         10.20(a)   Form of Pledge Agreement between the Company and certain officers dated March 3, 1993
         10.21(a)   Loan and Security Agreement between Realty Systems, Inc. and MHC Operating Limited Partnership
         10.22(a)   Equity and Registration Rights Agreement with the Company (the GM Trusts)
         10.23(b)   Agreement of Limited Partnership of MHC Lending Limited Partnership
         10.23(c)   Agreement of Limited Partnership of MHC-Bay Indies Financing Limited Partnership
         10.24(c)   Agreement of Limited Partnership of MHC-De Anza Financing Limited Partnership
         10.25(c)   Agreement of Limited Partnership of MHC-DAG Management Limited Partnership


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)


     (3) Exhibits (continued):

        10.26(d)   Amendment No. 2 to MHC Operating Limited Partnership Amended and
                    Restated Partnership Agreement dated February 15, 1996
        10.27(d)   Form of Subscription Agreement between the Company and certain members of management of the Company dated January 2, 1996
        10.28(d)   Form of Secured Promissory Note payable to the Company by certain members of management of the Company dated January 2, 1996
        10.29(d)   Form of Pledge Agreement between the Company and certain members of management of the Company dated January 2, 1996
        10.30(e)   Second Amended and Restated MHC Operating Limited Partnership
                    Agreement of Limited Partnership, dated as of March 15, 1996
        10.31(f)   Agreement of Limited Partnership of MHC Financing Limited
                    Partnership Two
        11         Not applicable
        12(f)      Computation of Ratio of Earnings to Fixed Charges
        13         Not applicable
        16         Not applicable
        18         Not applicable
        21(f)      Subsidiaries of the registrant
        22         Not applicable
        23(f)      Consent of Independent Auditors
        23.1(f)    Consent of Independent Auditors
        24.1(f)    Power of Attorney for John F. Podjasek, Jr. dated March 11, 1998
        24.2(f)    Power of Attorney for Michael A. Torres dated March 11, 1998
        24.3(f)    Power of Attorney for Thomas E. Dobrowski dated March 6, 1998
        24.4(f)    Power of Attorney for Gary Waterman dated March 10, 1998
        24.5(f)    Power of Attorney for Donald S. Chisholm dated March 5, 1998
        24.6(f)    Power of Attorney for Louis H. Masotti dated March 11, 1998
        27(f)      Financial Data Schedule
        28         Not applicable

___________________

(a) Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-55994, and incorporated herein by reference.

(b) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 1993, and incorporated herein by reference.

(c) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 1994, and incorporated herein by reference.

(d) Included as an exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

(e) Included as an exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

(f) Filed herewith.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

(b)      Reports on Form 8-K:

         Form 8-K/A dated August 29, 1997, filed November 11, 1997, relating to Item 2 - "Acquisition of Assets" and Item 7 "Financial Statements and Exhibits" on the acquisition of the MPW Properties.

         Form 8-K dated December 18, 1997, filed December 31, 1997, relating to Ite 2 - "Acquisition of Assets" and Item 7 "Financial Statements and Exhibits" on the acquisition of the Ellenburg Communities.

         Form 8-K/A dated December 18, 1997, filed February 24, 1998, relating to Item 2 - "Acquisition of Assets" and Item 7 "Financial Statements and Exhibits" on the acquisition of the Ellenburg Communities.


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



                              MANUFACTURED HOME COMMUNITIES, INC.,
                              a Maryland corporation





Date:  March 13, 1998         By:  /s/ Howard Walker
---------------------              -------------------------------------
                                   Howard Walker
                                   President and Chief Executive Officer



Date:  March 13, 1998         By:  /s/ Thomas P. Heneghan
---------------------              -------------------------------------
                                   Thomas P. Heneghan
                                   Executive Vice President, Treasurer
                                     and Chief Financial Officer

Date:  March 13, 1998         By:  /s/ Judy A. Pultorak
---------------------              -------------------------------------
                                   Judy A. Pultorak
                                   Principal Accounting Officer

MANUFACTURED HOME COMMUNITIES, INC. - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.


         Name                           Title                       Date
         ----                           -----                       ----

/s/ Howard Walker                                              March 13, 1998
----------------------  Chief Executive Officer and President  --------------
    Howard Walker                 *Attorney-in-Fact

/s/ Thomas P. Heneghan   Executive Vice President, Treasurer   March 13, 1998
-------------------------    and Chief Financial Officer       --------------
    Thomas P. Heneghan            *Attorney-in-Fact

/s/ Samuel Zell                 Chairman of the Board          March 13, 1998
-------------------------                                      --------------
    Samuel Zell

/s/ Sheli Z. Rosenberg                Director                 March 13, 1998
-------------------------                                      --------------
    Sheli Z. Rosenberg

/s/ David A. Helfand                  Director                 March 13, 1998
-------------------------                                      --------------
    David A. Helfand

*   Donald S. Chisholm                Director                 March 13, 1998
-------------------------                                      --------------
    Donald S. Chisholm

*   Thomas E. Dobrowski               Director                 March 13, 1998
-------------------------                                      ---------------
    Thomas E. Dobrowski

*   Louis H. Masotti                  Director                 March 13, 1998
-------------------------                                      --------------
    Louis H. Masotti

*   John F. Podjasek, Jr.             Director                 March 13, 1998
-------------------------                                      --------------
    John F. Podjasek, Jr.

*   Michael A. Torres                 Director                 March 13, 1998
-------------------------                                      --------------
    Michael A. Torres

*   Gary L. Waterman                  Director                 March 13, 1998
-------------------------                                      --------------
    Gary L. Waterman

                        INDEX TO FINANCIAL STATEMENTS


MANUFACTURED HOME COMMUNITIES, INC.

                                                                           PAGE
                                                                           ----
Reports of Independent Auditors ..................................  F-2 and F-3

Consolidated Balance Sheets as of December 31, 1997 and 1996 .....          F-4

Consolidated Statements of Operations for the years ended
   December 31, 1997, 1996 and 1995 ..............................          F-5

Consolidated Statements of Changes in Stockholders' Equity for
   the years ended December 31, 1997, 1996 and 1995 ..............          F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995 ..............................          F-7

Notes to Consolidated Financial Statements .......................          F-8


Schedule II - Valuation and Qualifying Accounts ..................          S-1

Schedule III - Real Estate and Accumulated Depreciation ..........          S-2

   Certain schedules have been omitted as they are not applicable to the Company.


                        Report of Independent Auditors



To the Board of Directors of
Manufactured Home Communities, Inc.


     We have audited the accompanying consolidated balance sheets of Manufactured Home Communities, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. We have also audited the related financial statement schedules listed in the accompanying index for the years ended December 31, 1997 and 1996. These financial statements and schedules are the responsibility of the management of Manufactured Home Communities, Inc.
Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Manufactured Home Communities, Inc. as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information required to be included therein.



                                                     ERNST & YOUNG LLP

Chicago, Illinois
January 28, 1998, except for Note 15
  as to which the date is February 23, 1998

                        Report of Independent Auditors



To the Board of Directors of
Manufactured Home Communities, Inc.


     We have audited the accompanying consolidated statement of operations, changes in stockholders' equity and cash flows of Manufactured Home Communities, Inc. for the year ended December 31, 1995. We have also audited the related schedules listed in the accompanying index for the year ended December 31, 1995. These financial statements are the responsibility of the management of Manufactured Home Communities, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated results of operations and cash flows of Manufactured Home Communities, Inc. for the year ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information required to be included therein.




COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 16, 1996

                     MANUFACTURED HOME COMMUNITIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1997 AND 1996
                   (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                                  1997      1996
                                                                --------  --------
ASSETS
Investment in rental property:
   Land.......................................................  $206,375  $138,514
   Land improvements..........................................   612,670   370,440
   Buildings and other depreciable property...................    90,870    88,696
   Advances on rental property acquisitions...................    26,403       ---
                                                                --------  --------
                                                                 936,318   597,650
   Accumulated depreciation...................................   (89,208)  (71,481)
                                                                --------  --------
      Net investment in rental property.......................   847,110   526,169
Cash and cash equivalents.....................................       909       324
Short-term investments (at cost, which approximates market)...       ---     1,968
Notes receivable..............................................     1,147    15,427
Investment in and advances to affiliates......................     7,126     6,836
Rents receivable..............................................       787       723
Deferred financing costs, net.................................     3,265     1,999
Prepaid expenses and other assets.............................     3,968    14,279
Due from affiliates...........................................        53       149
                                                                --------  --------
   Total assets...............................................  $864,365  $567,874
                                                                ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable, net................................  $403,656  $197,482
   Unsecured term loan........................................    60,000       ---
   Unsecured line of credit...................................    25,000    57,500
   Other notes payable........................................     6,516       ---
   Accounts payable and accrued expenses......................    17,197    14,364
   Accrued interest payable...................................     1,536     1,495
   Rents received in advance and security deposits............     2,299     1,897
   Distributions payable......................................        55     8,439
   Due to affiliates..........................................        78       105
                                                                --------  --------
      Total liabilities.......................................   516,337   281,282
                                                                --------  --------

Commitments and contingencies

Minority interests............................................    67,453    28,640
                                                                --------  --------
Stockholders' equity:
   Preferred stock, $.01 par value
      10,000,000 shares authorized; none issued...............       ---       ---
   Common stock, $.01 par value
      50,000,000 shares authorized; 24,771,180 and
      24,951,948 shares issued and outstanding for 1997
      and 1996, respectively..................................       248       249
   Paid-in capital............................................   319,030   293,512
   Employee notes.............................................    (4,967)   (6,158)
   Distributions in excess of accumulated earnings............   (33,736)  (29,651)
                                                                --------  --------
      Total stockholders' equity..............................   280,575   257,952
                                                                --------  --------

   Total liabilities and stockholders' equity.................  $864,365  $567,874
                                                                ========  ========




    The accompanying notes are an integral part of the financial statements

                     MANUFACTURED HOME COMMUNITIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                     1997     1996     1995
                                                                   --------  -------  -------
REVENUES
   Base rental income........................................      $108,984  $93,109  $85,242
   Utility and other income..................................        11,785    8,821    8,481
   Equity in income of affiliates............................           800      853      885
   Interest income...........................................         1,941    2,420    2,296
                                                                   --------  -------  -------
      Total revenues.........................................       123,510  105,203   96,904
                                                                   --------  -------  -------

EXPENSES
   Property operating and maintenance........................        32,343   28,399   27,057
   Real estate taxes.........................................         8,352    7,947    7,241
   Property management.......................................         5,079    4,338    4,675
   General and administrative................................         4,091    3,335    3,151
   General and administrative - affiliates...................           468      727    1,386
   Interest and related amortization.........................        21,753   17,782   18,527
   Depreciation on corporate assets..........................           590      488      349
   Depreciation on real estate assets and other costs........        17,365   15,244   15,773
                                                                   --------  -------  -------
      Total expenses.........................................        90,041   78,260   78,159
                                                                   --------  -------  -------

   Income from operations....................................        33,469   26,943   18,745
   Gain on sale of rental properties.........................           ---      ---    1,278
                                                                   --------  -------  -------

   Income before allocation to minority interests and
      extraordinary loss on early extinguishment of debt.....        33,469   26,943   20,023
   Income allocated to minority interests....................        (4,373)  (2,671)  (2,006)
                                                                   --------  -------  -------

   Income before extraordinary loss on early extinguishment
      of debt................................................        29,096   24,272   18,017
   Extraordinary loss on early extinguishment of debt (net of
      $105 allocated to minority interests)..................          (451)     ---      ---
                                                                   --------  -------  -------

   Net income................................................      $ 28,645  $24,272  $18,017
                                                                   ========  =======  =======
   Net income per common share before extraordinary
      item - basic...........................................      $   1.18  $   .98  $   .74
                                                                   ========  =======  =======
   Net income per common share before extraordinary
      item - diluted.........................................      $   1.16  $   .98  $   .74
                                                                   ========  =======  =======

   Net income per common share - basic.......................      $   1.16  $   .98  $   .74
                                                                   ========  =======  =======
   Net income per common share - diluted.....................      $   1.15  $   .98  $   .74
                                                                   ========  =======  =======

   Weighted average common shares outstanding - basic........        24,689   24,693   24,353
                                                                   ========  =======  =======
   Weighted average common shares outstanding - diluted (Note 2)     28,762   27,546   27,138
                                                                   ========  =======  =======

   Distributions declared per common share outstanding.......      $   1.32  $  1.22  $  1.18
                                                                   ========  =======  =======
   Tax status of distributions:
      Ordinary income........................................      $   1.12  $   .90  $   .68
                                                                   ========  =======  =======
      Capital gain...........................................      $    ---  $   ---  $   .02
                                                                   ========  =======  =======
      Return of capital......................................      $    .20  $   .32  $   .48
                                                                   ========  =======  =======




    The accompanying notes are an integral part of the financial statements

                     MANUFACTURED HOME COMMUNITIES, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (AMOUNTS IN THOUSANDS)

                                                         1997       1996       1995
                                                       --------   --------   --------
PREFERRED STOCK, $.01 PAR VALUE...................     $    ---   $    ---   $    ---
                                                       ========   ========   ========
COMMON STOCK, $.01 PAR VALUE
Balance, beginning of year........................     $    249   $    244   $    244
   Issuance of common stock for employee notes....          ---          3        ---
   Issuance of common stock through restricted
      stock awards................................            1          2        ---
   Retirement of treasury stock...................          ---         (1)       ---
   Exercise of options............................            1          1        ---
   Repurchase of common stock.....................           (3)       ---        ---
                                                       --------   --------   --------
Balance, end of year..............................     $    248   $    249   $    244
                                                       ========   ========   ========

PAID - IN CAPITAL
Balance, beginning of year........................     $293,512   $288,533   $287,397
   Issuance of common stock for employee notes....          ---      4,689        ---
   Retirement of treasury stock...................          ---     (1,986)       ---
   Conversion of OP Units to common stock.........          ---         23        ---
   Recognition of deferred compensation expense...        1,637        951         86
   Exercise of options............................        2,070      1,013        752
   Issuance of common stock through restricted
      stock awards................................        1,431        289        291
   Issuance of common stock through employee stock
      purchase plan...............................          587        ---        ---
   Repurchase of common stock.....................       (7,257)       ---        ---
   Adjustment for minority interests ownership
      in operating partnership....................       27,050        ---          7
                                                       --------   --------   --------
Balance, end of year..............................     $319,030   $293,512   $288,533
                                                       ========   ========   ========

TREASURY STOCK
Balance, beginning of year........................     $    ---   $ (1,987)  $    ---
   Common stock retired (acquired), 109,728 shares          ---      1,987     (1,987)
                                                       --------   --------   --------
Balance, end of year..............................     $    ---   $    ---   $ (1,987)
                                                       ========   ========   ========

EMPLOYEE NOTES
Balance, beginning of year........................     $ (6,158)  $ (1,565)  $ (4,050)
   Notes received for issuance of common stock....          ---     (4,692)       ---
   Principal payments.............................        1,191         99      2,485
                                                       --------   --------   --------
Balance, end of year..............................     $ (4,967)  $ (6,158)  $ (1,565)
                                                       ========   ========   ========

DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS
Balance, beginning of year........................     $(29,651)  $(23,725)  $(12,989)
   Net income.....................................       28,645     24,272     18,017
   Distributions..................................      (32,730)   (30,198)   (28,753)
                                                       --------   --------   --------
Balance, end of year..............................     $(33,736)  $(29,651)  $(23,725)
                                                       ========   ========   ========





    The accompanying notes are an integral part of the financial statements

                     MANUFACTURED HOME COMMUNITIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                            (AMOUNTS IN THOUSANDS)


                                                                           --------   -------   -------
                                                                             1997       1996      1995
                                                                           --------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.........................................................      $ 28,645   $24,272   $18,017
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Income allocated to minority interests..........................         4,268     2,671     2,006
     Depreciation and amortization expense...........................        19,018    16,720    17,842
     (Gain) loss on sale of rental properties........................           ---       ---    (1,278)
     Equity in income of Affiliates..................................          (800)     (853)     (885)
     Amortization of deferred compensation and other.................         3,068     1,242       377
     Writeoff of a management contract and project costs.............          (575)      ---       ---
     Decrease (increase) in rents receivable.........................           (64)      212       710
     (Increase) in prepaid expenses and other assets.................        (2,228)     (109)     (664)
     Increase in accounts payable and accrued expenses...............         2,847     5,400     3,833
     Increase (decrease) in rents received in advance
        and security deposits........................................           402       105       203
                                                                           --------   -------   -------
  Net cash provided by operating activities..........................        54,581    49,660    40,161
                                                                           --------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Purchase) redemption of short-term investments, net...............         1,968      (286)    4,799
  Sale (purchase) of project related assets..........................        11,147   (11,205)      ---
  Advances on rental property acquisitions...........................       (22,811)      ---       ---
  Distributions from Affiliates......................................           388     5,004     1,399
  Collections on notes receivable....................................        16,342       126     1,832
  Net proceeds from sale of rental property..........................           ---       ---     4,762
  Acquisition of rental properties...................................      (240,083)  (46,531)     (600)
  Improvements:
     Improvements - corporate........................................          (357)     (844)     (808)
     Improvements - rental properties................................        (4,187)   (3,402)   (3,286)
     Site development costs..........................................        (1,852)   (3,816)   (3,716)
                                                                           --------   -------   -------
  Net cash (used in) provided by investing activities................      (239,445)  (60,954)    4,382
                                                                           --------   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from stock options and employee stock purchase plan...         2,658     1,014       752
  Distributions to common stockholders and minority interests........       (46,886)  (33,070)  (31,963)
  Repurchase of common stock.........................................        (7,260)      ---    (1,987)
  Collection of principal payments on employee notes.................         1,191        99     2,485
  Proceeds from line of credit, term loan, and mortgage notes payable       510,731    52,100       ---
  Repayments on mortgage notes payable and line of credit............      (272,674)   (9,084)  (14,704)
  Debt issuance costs................................................        (2,311)     (201)     (290)
                                                                           --------   -------   -------
  Net cash provided by (used in) financing activities................       185,449    10,858   (45,707)
                                                                           --------   -------   -------
Net increase (decrease) in cash and cash equivalents.................           585      (436)   (1,164)
Cash and cash equivalents, beginning of year.........................           324       760     1,924
                                                                           --------   -------   -------
Cash and cash equivalents, end of year...............................      $    909   $   324   $   760
                                                                           ========   =======   =======
SUPPLEMENTAL INFORMATION
Cash paid during the year for interest...............................      $ 20,667   $16,557   $16,156
                                                                           ========   =======   =======




    The accompanying notes are an integral part of the financial statements

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

     Manufactured Home Communities, Inc. (together with its consolidated subsidiaries, the "Company"), formed in March 1993, is a Maryland corporation which has elected to be taxed as a real estate investment trust ("REIT"). The Company owns or has a controlling interest in 121 manufactured home communities (the "Properties") located in 24 states, consisting of 44,108 sites. The Company generally will not be subject to Federal income tax to the extent it distributes its REIT taxable income to its stockholders.

     The operations of the Company are conducted through certain entities which are owned or controlled by the Company. MHC Operating Limited Partnership (the "Operating Partnership") is the entity through which the Company conducts substantially all of its operations. The Company contributed the proceeds from its initial public offering to the Operating Partnership for a general partnership interest. The limited partners of the Operating Partnership (the "Minority Interests") receive an allocation of net income which is based on their respective ownership percentage of the Operating Partnership which is shown on the Consolidated Financial Statements as Minority Interests. As of December 31, 1997, the Minority Interests represented 5,733,815 units of limited partnership interest ("OP Units") which are convertible into an equivalent number of shares of the Company's stock. The issuance of additional shares of common stock or OP Units changes the respective ownership of the Operating Partnership for both the Minority Interests and the Company.

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

     (b) Rental Property

     Rental property is recorded at cost less accumulated depreciation. Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be
     Disposed Of" ("SFAS No. 121") was effective for fiscal years beginning after December 15, 1995. The Company evaluates rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a rental property is less than its carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to fair value. For the year ended December 31, 1997 and 1996, permanent impairment conditions did not exist at any of the Company's properties.

     Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen year estimated life for building upgrades and a three-to-seven year estimated life for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements which improve the asset and extend the useful life of the asset are capitalized over their estimated useful life. Initial direct leasing costs are expensed as incurred.

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (b) Rental Property(continued)

     The distribution of the Properties throughout the United States reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic influences. At the same time, the Company has sought to create clusters of Properties within each of its primary markets in order to achieve economies of scale in management and operation. The Company's five largest markets are Florida, California, Colorado, Arizona and the Northeast. These markets account for 34%, 15%, 11%, 10%, and 9%, respectively, of the Company's total revenues for the year ended December 31, 1997.

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

     (e) Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments whether or not such instruments are recognized in the balance sheet. The Company's financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, mortgage notes payable and interest rate hedge arrangements. The fair value of all financial instruments, including notes receivable, were not materially different from their carrying values at December 31, 1997 and 1996, except the fair market value of certain derivatives related to the Mortgage Debt (see Note
     8).

     (f) Deferred Financing Costs

     Deferred financing costs include fees and costs incurred to obtain long-term financing and costs to obtain the interest rate cap for the Mortgage Debt. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Accumulated amortization for such costs was $717,112 and $6,211,736 at December 31, 1997 and 1996, respectively.

     (g) Earnings Per Common Share

     Earnings per common share are based on the weighted average number of common shares outstanding during each year. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. The conversion of OP Units has been excluded from the basic earnings per share calculation because of certain restrictions on conversion. The conversion of an OP Unit to common stock will have no effect on earnings per common share since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock.

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  (g) Earnings Per Common Share (continued)

      The following table sets forth the computation of basic and diluted earnings per share:


                                                       1997     1996     1995
                                                      -------  -------  -------
Numerator:
  Net income                                          $28,645  $24,272  $18,017
  Income allocated to minority interests                4,373    2,671    2,006
                                                      -------  -------  -------
  Numerator for diluted earnings per share-
    income available to common shareholders
    after assumed conversions                         $33,018  $26,943  $20,023
                                                      =======  =======  =======
Denominator:
  Weighted average shares outstanding                  24,689   24,693   24,353
  Weighted average OP Units outstanding
   assuming conversion                                  3,749    2,715    2,717
  Employee stock options                                  324      138       68
                                                      -------  -------  -------
  Denominator for diluted earnings per share-
   adjusted weighted average shares and
   assumed conversions                                 28,762   27,546   27,138
                                                      =======  =======  =======

  (h) Revenue Recognition

  Rental income attributable to leases is recorded when earned from tenants.

  (i) Minority Interests

  Net income is allocated to Minority Interests based on their respective ownership percentage of the Operating Partnership. An ownership percentage is represented by dividing the number of OP Units held by the Minority Interests (5,733,815 and 2,714,889 at December 31, 1997 and 1996,
  respectively) by total OP Units and common stock outstanding. Issuance of additional shares of common stock or OP Units changes the percentage ownership of both the Minority Interests and the Company. Due in part to the exchange rights, such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between stockholders' equity and Minority Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

  (j) Income Taxes

  Due to the structure of the Company as a REIT, the results of operations contain no provision for Federal income taxes. However, the Company may be subject to certain state and local income, excise or franchise taxes. The Company paid state and local taxes of approximately $40,000 and $73,000 during the years ended December 31, 1997 and 1996. As of December 31, 1997, net investment in rental property and notes receivable had a federal tax basis of approximately $605 million and $20 million, respectively.

  (k) Reclassifications

  Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 financial presentation. Such reclassifications have no effect on the operations or equity as originally presented.

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS

     The following table presents the changes in the Company's outstanding common stock for the years ended December 31, 1997, 1996 and 1995 (excluding OP Units of 5,733,815, 2,714,889 and 2,717,048 outstanding at December 31, 1997,
1996 and 1995, respectively):

                                                                   1997          1996          1995
                                                                ----------    ----------    ----------
Shares outstanding at January 1,..............................  24,951,948    24,393,149    24,426,887
     Common stock purchased by key employees of the Company...         ---       270,000           ---
     Common stock issued through conversion of OP Units.......         ---         2,159           ---
     Common stock issued through exercise of Options..........     107,147        75,497        58,500
     Common stock issued through stock awards.................      14,777       211,143        17,490
     Common stock issued through ESPP.........................      27,608           ---           ---
     Common stock repurchased and retired.....................    (330,300)          ---      (109,728)
                                                                ----------    ----------    ----------
Shares outstanding at December 31,............................  24,771,180    24,951,948    24,393,149
                                                                ==========    ==========    ==========

     In September 1996, the Company retired 109,728 shares of common stock which were repurchased in 1995 and being held in treasury.

     As of December 31, 1997, the Company's percentage ownership of the Operating Partnership was 81.2%. The remaining 18.8% is owned by the Minority Interests.

     The Company paid a $.33 per share distribution on April 11, 1997, July 11, 1997, October 10, 1997 and December 30, 1997, for the quarters ended March 31, 1997, June 30, 1997, September 30, 1997 and December 31, 1997, respectively, to stockholders of record on March 28, 1997, June 27, 1997, September 26, 1997 and December 16, 1997, respectively.

     In March 1997, the Company's Board of Directors approved a common stock repurchase plan whereby the Company is authorized to repurchase up to 1,000,000 shares of its common stock. As of December 31, 1997, the Company had repurchased 330,300 shares of common stock.

     The Company adopted, effective July 1, 1997, the 1997 Non Qualified Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, certain employees and directors of the Company may each annually acquire up to $100,000 of common stock of the Company. The aggregate number of shares of common stock available under the ESPP shall not exceed 1,000,000, subject to adjustment by the Board of Directors. The common stock may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. As of December 31, 1997, 27,608 shares have been issued through the ESPP.

     On August 29, 1997, the Company, as general partner of the Operating Partnership, approved the addition of new limited partners (the "MPW Limited Partners") to the Operating Partnership in connection with the acquisition of properties from limited partners and joint ventures affiliated with Mobileparks West, a California limited partnership ("MPW"). The MPW Limited Partners received 3,018,926 OP Units which are exchangeable on a one-for-one basis for shares of the Company's common stock.

NOTE 4 - RENTAL PROPERTY

     Land improvements consist primarily of improvements made to land such as landscaping and infrastructure. Depreciable property consists of permanent buildings in the communities such as clubhouses, laundry facilities, maintenance storage facilities, and furniture, fixtures and equipment.

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RENTAL PROPERTY (CONTINUED)

     During the year ended December 31, 1995, the Company sold two communities for cash of approximately $5.0 million and a purchase money note receivable of $1.45 million, net of a fair value discount of $450,000. The Company recorded gains in connection with these two sales in the amount of approximately $1.3 million.

     During the year ended December 31, 1996, the Company acquired three communities for an aggregate purchase price of approximately $38 million and funded a recourse first mortgage real estate loan for approximately $6 million to the partnership which owned one community. For financial accounting purposes, the Company accounts for the loan as an investment in real estate. These four communities consist of 1,618 sites and 183 expansion sites. The acquisitions and loan funding were funded with approximately $41.6 million in borrowings under the Company's line of credit and $2.4 million in existing available cash.

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

     On May 29, 1997, the Company entered into a capital lease with East Tincup Village, Inc., a Colorado corporation, for Golden Terrace South (formerly known as East Tincup Village). The lease term is 110 months commencing on May 29, 1997, with monthly rental payments of approximately $18,000. The lease contains an option for the Company to purchase Golden Terrace South at the termination of the lease for $2.4 million. For financial accounting purposes, the Company accounts for the lease as a capital lease; and, accordingly, the Company has recorded an investment in real estate and a note payable of $2.4 million. Golden Terrace South consists of 80 developed sites and 86 recreational vehicle sites.

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

     On September 16, 1997, the Company acquired Arrowhead Village, located in Lantana, Florida, for a purchase price of approximately $20.3 million. The acquisition was funded with a borrowing under the Company's line of credit. Arrowhead Village consists of approximately 603 developed sites.

     On September 4, 1997, the Company entered into a portfolio purchase agreement to acquire 38 manufactured home communities (the "Ellenburg Communities") from partnerships having Ellenburg Capital Corporation ("ECC") as a general partner for a purchase price in excess of $300 million. The agreement immediately transferred property management of the 38 communities to the Company. The Ellenburg Communities are being sold pursuant to an order of the Superior Court for the State of California (the "California Court"), by which ECC was involuntarily dissolved. The California Court has appointed the winding-up agents to liquidate and wind-up the affairs of ECC and its interests in the partnerships. In December 1997, the Company entered into a supplemental agreement (the "Supplemental Agreement") with respect to the purchase the Ellenburg Communities which was approved by the California Court.

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - RENTAL PROPERTY (CONTINUED)

     On December 18, 1997, the Company acquired seventeen of the 38 Ellenburg Communities from court appointed agents winding up the affairs of ECC. The aggregate purchase price of these communities was approximately $143 million. Approximately $59 million of the purchase price was in the form of cash funded from an additional borrowing with a bank and the Company also assumed debt of approximately $34 million and repaid existing debt in the amount of approximately $50 million. These seventeen communities consist of 4,159 manufactured home sites and 2,005 recreational vehicle sites. The Company has 120 days to complete certain post-closing due diligence procedures and adjust the purchase price to the extent that (i) the net operating income of the communities is less than the amount used to determine the purchase price; (ii) the community requires environmental, structural engineering, deferred maintenance and other physical or legal costs which may be in excess of anticipated amounts for such items, and (iii) the community has negative working capital. The maximum amount for such adjustments will be an amount equal to 25% of the net equity value of the community which will be held in escrow for 120 days from closing.

     In connection with the remaining Ellenburg Communities not yet acquired as of December 31, 1997, the Company had made acquisition advances in the amount of approximately $22.0 million to various partnerships which own certain of the Ellenburg Communities. In addition, the Company purchased certain limited partnership interests of approximately $4.4 million in various partnerships which own certain of the Ellenburg Communities through a tender offer which expired on October 2, 1997. Approximately $3.6 million of the investment represents limited partners who received payment either in the form of preferred limited partnership interests with structured payments over periods ranging from six to eight years, or who will receive a cash payment representing the market value of the preferred limited partnership interests. The Company subsequently closed on the acquisition of certain of the Ellenburg Communities (see Note 15).

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

     The following unaudited summarized pro forma financial information presents the effect of all material transactions which transpired from January 1, 1996 to December 31, 1997. In management's opinion, the summarized pro forma financial information does not purport to present what actual results would have been had the above transactions occurred on January 1, 1996, or to project results for any future period. The amounts presented in the following table are in thousands, except for per share amounts:


                                                            For the Years Ended
                                                             1997        1996
                                                           --------    --------
          Total revenues                                   $179,546    $169,985
          Pro Forma net income                             $ 22,442    $ 16,832
          Pro Forma net income per common share - basic    $    .91    $    .68

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

     Following is unaudited financial information for the Affiliates for the year ended December 31, 1997 and 1996 (amounts in thousands):

                                                      1997       1996
                                                   --------   --------
                Assets                             $ 14,466   $ 12,772
                Liabilities, net of amounts due
                  to the Company                     (7,340)    (5,936)
                                                   --------   --------
                Net investment in Affiliates       $  7,126   $  6,836
                                                   ========   ========

                Home sales                         $ 20,994   $ 20,645
                Cost of sales                       (17,352)   (17,539)
                Other revenues and expenses, net     (2,842)    (2,253)
                                                   --------   --------
                Equity in income of Affiliates     $    800   $    853
                                                   ========   ========

NOTE 6 - NOTES RECEIVABLE

     At December 31, 1997 and 1996, notes receivable consisted of the following (amounts in thousands):

                                                            1997         1996
                                                          -------      -------
     $1.2 million purchase money notes with
        monthly principal and interest payments at
        7%, maturing on 7/31/2001.......................  $ 1,147      $ 1,160

     $2.0 million note receivable with monthly principal
        and interest payments at 9.0%, maturing on
        6/10/2003 (a)...................................      ---        1,596

     $10 million leasehold mortgage loan with interest
        accruing at a stated rate of 12.5% with a pay
        rate of 8.75%, maturing on 9/1/2013 (b).........      ---       11,071

     $1.9 million note receivable with monthly interest
        payments at prime plus 1.6%, maturing
        on 4/15/2000 (c)................................      ---        1,600
                                                          -------      -------
     Total notes receivable.............................  $ 1,147      $15,427
                                                          =======      =======

(a)  On August 1, 1997, the $2.0 million note receivable was repaid.
(b) On August 13, 1997, the $10.0 million leasehold mortgage loan was repaid and the Company recognized a one-time gain of $315,000 representing the collection of a $1.4 million prepayment penalty on the note, partially offset by the write-off of the apportioned purchase price originally allocated to the management contract for the property collateralizing the note.
(c) On December 23, 1997, the $1.9 million note receivable was repaid and the Company recognized a one-time gain of $210,000.

NOTE 7 - EMPLOYEE NOTES RECEIVABLE

     In December 1992, certain directors, officers and other individuals each entered into subscription agreements with the Company to acquire 440,000 shares of the Company's common stock at $7.25 per share. The Company received from these individuals notes (the "1993 Employee Notes") in exchange for their shares. The 1993 Employee Notes accrue interest at 6.77%, mature on March 2, 2003, and are recourse against the employees in the event the pledged shares are insufficient to repay the obligations.

                      MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - EMPLOYEE NOTES RECEIVABLE (CONTINUED)

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

     In December 1997, the then Chief Executive Officer of the Company resigned and paid off his 1993 Employee Note and 1996 Employee Note in the aggregate amount of approximately $1 million.

NOTE 8 - LONG-TERM BORROWINGS

     As of December 31, 1997 and 1996, the Company had outstanding mortgage indebtedness of approximately $403.7 million and $197.5 million, respectively, encumbering 43 and 37 of the Company's properties, respectively. As of December 31, 1997 and 1996, the carrying value of such properties was approximately $493 million and $331 million, respectively. On December 12, 1997, the Company refinanced $100.0 million of the mortgage debt (the "Original Mortgage Debt") with a $265.0 million mortgage note (the "New Mortgage Debt") collateralized by 29 properties beneficially owned by MHC Financing Limited Partnership. The New Mortgage Debt has a maturity date of January 2, 2028 and pays interest at 7.015%. There is no principal amortization until February 1, 2008 after which principal and interest are paid from available cash flow and the interest rate is reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. In connection with the refinancing, the Company recognized an extraordinary loss on early extinguishment of debt in the amount of $556,000. In October 1996, the Company entered into an interest rate swap agreement (the "1997 Swap") fixing the London Interbank Offered Rate ("LIBOR") on the Original Mortgage Debt at 5.57% effective January 10, 1997 through March 3, 1998. The Company sold the 1997 Swap effective December 31, 1997 for approximately $26,000 in connection with the refinancing.

     During 1997, in connection with the acquisition of the MPW Properties and Ellenburg Communities, the Company assumed the outstanding mortgage balances on eight properties in the aggregate amount of approximately $41.6 million. The obligations were recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. In addition, the Company recorded a $2.4 million loan in connection with a direct financing lease entered into in May 1997 (see Note 4 for additional discussion). Scheduled maturities for the outstanding indebtedness, excluding the New Mortgage Debt, are at various dates through November 30, 2020 and fixed interest rates range from 7.25% to 9.05%.

     The Company has a $100.0 million unsecured line of credit with a bank (the "Credit Agreement"). On March 1, 1997, the Company amended the Credit Agreement reducing the interest rate from LIBOR plus 1.375% to LIBOR plus 1.125%. In addition, the fee on the average unused amount was reduced to 0.125% of such amount from 0.15%. The Company did not pay any fees in connection with this amendment. As of December 31, 1997, $25.0 million was outstanding under the line of credit.

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

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The cost of the 1998 Swap consisted only of legal costs which were deemed immaterial. The value of the 1998 Swap is impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on December 31, 1997, the applicable LIBOR swap rate would have been 5.97%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap entered into by the Company versus its current value by approximately $43,245.

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - LONG-TERM BORROWINGS (CONTINUED)

     Aggregate payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):


                                 Year      Amount
                              ----------  --------

                              1998          $3,555
                              1999           3,422
                              2000           3,608
                              2001          71,377
                              2002          63,474
                              Thereafter   351,003
                                          --------

                              Total       $496,439
                                          ========


NOTE 9 - LEASE AGREEMENTS

     The leases entered into between the tenant and the Company for the rental of a site are month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances as provided by statute. Non-cancelable long-term leases, ranging from one to fifteen years, are in effect at certain sites within six of the properties. Rental rate increases at these properties are primarily a function of increases in the Consumer Price Index taking into consideration certain floors and ceilings. Additionally, periodic market rate adjustments are made as deemed necessary. Future minimum rents scheduled to be received under noncancelable tenant leases at December 31, 1997 are as follows (amounts in thousands):

                                 Year     Amount
                              ----------  -------
                              1998        $16,136
                              1999         12,528
                              2000          6,087
                              2001          6,267
                              2002          6,452
                              Thereafter   20,535
                                          -------
                              Total       $68,005
                                          =======


NOTE 10 - GROUND LEASES

     Certain properties lease land under noncancellable operating leases expiring in various years from 2022 to 2031 with terms which require twelve equal payments per year plus additional rents calculated as a percent of gross revenues. For the year ended December 31, 1997, ground rent was $1.2 million. Minimum future rental payments under the lease are $1.6 million for each of the next five years and $34.0 million thereafter.

NOTE 11 - TRANSACTIONS WITH RELATED PARTIES

     Equity Group Investments, Inc. ("EGI"), an entity controlled by Mr. Samuel Zell, Chairman of the Board of Directors, and certain of its affiliates have provided services such as administrative support, investor relations, corporate secretarial, real estate tax evaluation services, market consulting and research services, and computer and support services. Fees paid to EGI and its affiliates amounted to approximately $140,000, $708,000 and $1,047,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Amounts due to these affiliates were approximately $15,000 and $31,000 as of December 31, 1997 and 1996, respectively.

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     Certain related entities, owned by persons affiliated with Mr. Zell, have provided services to the Company. These entities include, but are not limited to, Rosenberg & Liebentritt, P.C. which provided legal services; The Riverside Agency, Inc. which provided insurance brokerage services; Equity Office Properties Trust which provided office space to the Company; and Equity Properties & Development, LP which provided accounting services. Fees paid to these entities amounted to approximately $459,000, $527,000 and $250,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Amounts due to these affiliates were approximately $63,000 and $74,000 as of December 31, 1997 and 1996, respectively. Of the amounts due to these affiliates as of December 31, 1997 and 1996, approximately $105,000 and $67,000, respectively, were capitalized.

     Related party agreements or fee arrangements are generally for a term of one year and approved by independent members of the Board of Directors.

NOTE 12 - STOCK OPTION PLAN

     A Stock Option Plan (the "Plan") was adopted by the Company in December 1992. Pursuant to the Plan, certain officers, directors, employees and consultants of the Company may be offered the opportunity to acquire shares of common stock through the grant of stock options ("Options"), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Code. The Compensation Committee will determine the vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 1997, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. The Plan allows for 10,000 Options to be granted annually to each director. The common stock with respect to which the Options may be granted during any calendar year to any grantee shall not exceed 250,000 shares. In addition, the Plan provides for the granting of stock appreciation rights ("SARs") and restricted stock awards ("Stock Awards"). A maximum of 2,000,000 shares of common stock were available for grant under the Plan as of December 31, 1997 and an additional 2,000,000 shares will become available upon approval by the Company's shareholders.

     In 1997, 1996 and 1995, the Company issued 14,777, 13,144 and 17,490 shares related to Stock Awards, respectively. The shares related to the Stock Awards shall be restricted for a period of two years from the date of grant. The fair market value of these Stock Awards of approximately $394,361, $289,000 and $291,000 at the date of grant was recorded by the Company in 1997, 1996 and 1995, respectively.

     In 1996, the Company awarded 198,000 Stock Awards to certain members of senior management of the Company. These Stock Awards vest over five years, but may be restricted for a period of up to fifteen years depending upon certain performance benchmarks tied to increases in funds from operations being met. The fair market value of these Stock Awards of approximately $4.4 million as of the date of grant was treated in 1996 as deferred compensation. The Company amortized approximately $1.6 million and $871,000 related to these Stock Awards in 1997 and 1996, respectively.

     In 1997, the Company awarded 77,750 performance units to certain members of senior management of the Company, which upon approval by the Company's shareholders will be converted to Stock Awards. These performance units vest over three years and are dependent upon certain performance benchmarks tied to total returns to shareholders being met. The fair market value of these performance units of approximately $2.1 million as of the date of grant was treated in 1997 as deferred compensation. The Company amortized approximately $1.0 million related to these performance units in 1997.

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCK OPTION PLAN (CONTINUED)

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its Options and Restricted Stock Awards under the fair value method of that Statement. The fair value for the Options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.3%, 6.6% and 6.5%; dividend yields of 5.5%, 6.4% and 7.2%; volatility factors of the expected market price of the Company's common stock of .24, .27 and .27; and a weighted-average expected life of the options of 5 years. The fair value of the Stock Awards granted in 1996 and 1997 has been estimated as approximately 30% below the fair market value on the date of grant because these Stock Awards may remain restricted even after they become fully vested.

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

     For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period and the estimated fair value of the Restricted Awards is amortized to expense over the same period. The pro forma effect of SFAS No. 123 on the Company's net income for the years ended December 31, 1997, 1996 and 1995 was immaterial.

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1997, 1996 and 1995 follows:



                                                             Weighted Average
                                           Shares Subject   Exercise Price Per
                                             to Option           Share
                                           --------------  --------------------
Balance at December 31, 1994                    1,092,084  $              17.81
   Options granted                                437,250                 16.92
   Options exercised                              (58,500)                12.88
   Options canceled                              (130,200)                18.96
                                           --------------  --------------------
Balance at December 31, 1995                    1,340,634                 17.62
   Options granted                                307,350                 21.01
   Options exercised                              (75,497)                14.14
   Options canceled                              (121,835)                20.19
                                           --------------  --------------------
Balance at December 31, 1996                    1,450,652                 18.31
   Options granted                                404,450                 25.37
   Options exercised                             (107,147)                18.82
   Options canceled                               (57,462)                19.75
                                           --------------  --------------------
Balance at December 31, 1997                    1,690,493  $              19.91
                                           ==============  ====================

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - STOCK OPTION PLAN (CONTINUED)

     As of December 31, 1997, 1996 and 1995, 1,755,532 shares, 116,957 shares and 513,615 shares remained available for grant, respectively, and 1,626,333 shares, 874,353 shares and 759,193 shares were exercisable, respectively. Exercise prices for Options outstanding as of December 31, 1997 ranged from $12.875 to $26.6875, with the substantial majority of the exercise prices exceeding $17.25. The remaining weighted-average contractual life of those Options was 8.1 years.

NOTE 13 - PREFERRED STOCK

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

NOTE 14 - SAVINGS PLAN

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

     In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant's vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company's contribution to the 401(k) Plan was approximately $262,000, $201,000 and $171,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company's anticipated plan contribution for profit sharing was approximately $183,000 for the year ended December 31, 1997.

NOTE 15 - SUBSEQUENT EVENTS

     On January 6, 1998, the Company funded a $12.3 million loan (the "Meadows Loan") to the Meadows Preservation, Inc. The Meadows Loan is collateralized by The Meadows manufactured home community located in Palm Beach Gardens, Florida, bears interest at a nominal rate of 9%, subject to adjustment based on cash flow of the property, and matures on July 31, 1998. The loan was funded with a borrowing under the Company's line of credit.

     On January 8, 1998, the Company acquired Quail Meadows, located in Riverbank, California, for a purchase price of approximately $4.7 million. The acquisition was funded with a borrowing under the Company's line of credit. Quail Meadows consists of approximately 146 developed sites.

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)

     By February 23, 1998, the Company closed on the acquisition of three of the Ellenburg Communities (see Note 4) for an aggregate purchase price of $25.4 million, made additional acquisition advances of approximately $33 million to the partnerships which own seven of the Ellenburg Communities, and acquired certain other undivided interests in certain of the Ellenburg Communities. The Company funded the acquisition advances with borrowings under the Company's line of credit. In connection with the Supplemental Agreement, on February 12, 1998, the Company exercised its right of first refusal on five of the Ellenburg Communities. A third party, backed by one of the Company's competitors, has appealed certain orders of the California Court related to the Company's acquisition of the Ellenburg Communities. The third party originally requested the California Court to stay all of its proceedings and the Company's acquisition of the Ellenburg Communities pending such appeal. The California Court denied this motion. The third party then filed a writ of supersedeas with the California appellate court seeking a stay of the California Court's orders and related transactions pending appeal. The appellate court also refused to issue a stay and denied the writ of supersedeas. The Company does not expect the appeals to be successful, or if successful, to have a material impact on the Company's acquisition of the Ellenburg Communities.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

     The Company is involved in various legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on the financial position, results of operations or cash flows of Company.

NOTE 17 - PROPOSED MERGER

     During 1996, the Company offered a merger proposal to Chateau Communities, Inc. ("Chateau") in opposition to Chateau's proposed merger with ROC Communities, Inc. ("ROC") and incurred approximately $1.3 million in related costs and invested in certain related saleable assets with a book value of approximately $9.9 million. These expenditures were included in prepaid expenses and other assets as of December 31, 1996. On February 11, 1997, Chateau's shareholders approved Chateau's merger with ROC. In 1997, the Company sold the related assets it had acquired for approximately $11.1 million and recorded a net gain of approximately $259,000.

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is unaudited quarterly data for 1997 and 1996 (amounts in thousands, except for per share amounts):


                                              First   Second    Third   Fourth
                                             Quarter  Quarter  Quarter  Quarter
                                               3/31     6/30     9/30    12/31
                                             -------  -------  -------  -------
               1997
-------------------------------------------

Total revenues ............................  $28,529  $29,385  $31,153  $34,443
                                             =======  =======  =======  =======

Income before allocation
 to minority interests ....................  $ 7,711  $ 8,051  $ 8,783  $ 8,368
                                             =======  =======  =======  =======

Net income ................................  $ 6,955  $ 7,253  $ 7,642  $ 6,795
                                             =======  =======  =======  =======

Weighted average common shares
 outstanding-basic (excluding OP Units) ...   24,840   24,715   24,575   24,628
                                             =======  =======  =======  =======
Weighted average common shares
 outstanding - diluted
 (including OP Units) (a) .................   27,840   27,660   28,735   30,781
                                             =======  =======  =======  =======

Weighted average OP Units .................    2,715    2,715    3,798    5,734
                                             =======  =======  =======  =======

Net income per common share
 outstanding - basic ......................  $   .28  $   .29  $   .31  $   .28
                                             =======  =======  =======  =======
Net income per common share
 outstanding - diluted (a) ................  $   .28  $   .29  $   .31  $   .27
                                             =======  =======  =======  =======

              1996
-------------------------------------------

Total revenues ............................  $25,469  $26,128  $26,408  $27,198
                                             =======  =======  =======  =======

Income before allocation
 to minority interests ....................  $ 6,557  $ 6,666  $ 7,145  $ 6,575
                                             =======  =======  =======  =======

Net income ................................  $ 5,907  $ 6,005  $ 6,437  $ 5,923
                                             =======  =======  =======  =======

Weighted average common
 shares outstanding (excluding OP Units) ..   24,664   24,687   24,697   24,714
                                             =======  =======  =======  =======
Weighted average common shares
 outstanding - diluted
 (including OP Units) (a) .................   27,502   27,525   27,542   27,559
                                             =======  =======  =======  =======

Weighted average OP Units .................    2,715    2,715    2,715    2,715
                                             =======  =======  =======  =======

Net income per common share outstanding      $   .24  $   .24  $   .26  $   .24
                                             =======  =======  =======  =======
Net income per common share
 outstanding - diluted (a) ................  $   .24  $   .24  $   .26  $   .24
                                             =======  =======  =======  =======


(a) The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS No. 128.

                                  SCHEDULE II
                     MANUFACTURED HOME COMMUNITIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 1997


                                                              ADDITIONS
                                                         ------------------
                                       BALANCE AT        CHARGED    CHARGED                     BALANCE AT
                                       BEGINNING OF        TO       TO OTHER                      END OF
                                         PERIOD           INCOME    ACCOUNTS   DEDUCTIONS(1)      PERIOD
                                      -------------     ---------  ---------  --------------     ----------
For the year ended December 31, 1995:
Allowance for doubtful accounts......   $160,000         $380,854     $---       ($340,854)        $200,000
For the year ended December 31, 1996:
Allowance for doubtful accounts......   $200,000         $198,797     $---       ($148,797)        $250,000
For the year ended December 31, 1997:
Allowance for doubtful accounts......   $250,000         $150,985     $---       ($150,985)        $250,000

(1) Deductions represent tenant receivables deemed uncollectible.

                                 SCHEDULE III
                     MANUFACTURED  HOME COMMUNITIES, INC.
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1997
                                (IN THOUSANDS)



                                                                                                         Costs Capitalized
                                                                                                           Subsequent to
                                                                                 Initial Cost to             Acquisition
                                                                                    Company               (Improvements)
                                                                               -----------------------   --------------------
       MANUFACTURED                                                                        Depreciable          Depreciable
     HOME COMMUNITIES                   LOCATION          Encumbrances          Land        Property      Land     Property
-----------------------------------------------------------------------------------------------------------------------------
APOLLO VILLAGE                        Apollo,  AZ                 0              932          3,219          0        257
BRENTWOOD MANOR                         Mesa,  AZ             5,030            1,998          6,024          0        162
CASA DEL SOL RESORT NO. 1            Phoenix,  AZ             6,146            2,215          6,467          0         71
CASA DEL SOL RESORT NO. 2            Phoenix,  AZ             6,801            2,104          6,283          0         56
CENTRAL PARK                         Phoenix,  AZ             6,899            1,612          3,784          0        287
HACIENDA DE VALENCIA                    Mesa,  AZ             8,501              833          2,701          0        614
PALM SHADOWS                        Glendale,  AZ             3,432            1,400          4,218          0        169
SEDONA SHADOWS                         Sedona  AZ             1,582            1,096          3,431          0         18
SUNRISE HEIGHTS                      Phoenix,  AZ                 0              999          3,016          0        127
THE MARK                                Mesa,  AZ                 0            1,354          4,660          5        201
THE MEADOWS                            Tempe,  AZ             8,841            2,614          7,887          0        198
CALIFORNIA HAWAIIAN                  San Jose  CA            16,391            5,825         17,755          0         31
CONCORD CASCADE                      Pacheco,  CA            10,486              985          3,016          0        360
CONTEMPO MARIN                    San Rafael,  CA            17,340            4,779         16,379          8        765
CORALWOOD                             Modesto  CA                 0                0          5,047          0          9
DATE PALM                     Cathedral City,  CA             9,796            4,138         14,064       (23)        526
DE ANZA SANTA CRUZ ESTATES         Santa Cruz  CA             4,475            2,103          7,204          0         85
FOUR SEASONS                           Fresno  CA                 0              756          2,348          0         22
GARDEN WEST OFFICE PLAZA             Monterey  CA                 0              535          1,702          0          0
LAMPLIGHTER VILLAGE            Spring Valley,  CA            10,168              633          2,201          0        422
MONTE DEL LAGO                    Castroville  CA             2,652            3,150          9,469          0         78
NICHOLSON PLAZA                      San Jose  CA                 0                0          4,512          0          2
RANCHO VALLEY                       El Cajon,  CA             4,607              685          1,902          0        261
ROYAL OAKS                            Visalia  CA                 0              602          1,921          0          9
SAN JOSE I, II, III AND IV           San Jose  CA                 0                0         17,616          0        188
SEA OAKS                             Los Osos  CA                 0              871          2,703          0          8
SUNSHADOW                            San Jose  CA                 0                0          5,707          0          8
CIMARRON                          Broomfield,  CO             8,069              863          2,790          0        306
GOLDEN TERRACE SOUTH                  Golden,  CO             2,400              750          2,265          0         84
GOLDEN TERRACE VILLAGE                Golden,  CO             8,193              826          2,415          0        376
GOLDEN TERRACE WEST                   Golden,  CO             9,824            1,694          5,065          0        539
HILLCREST VILLAGE                     Aurora,  CO            14,943            1,912          5,202        289      1,365
HOLIDAY HILLS VILLAGE                 Denver,  CO            19,487            2,159          7,780          0      1,542
HOLIDAY VILLAGE, CO         Colorado Springs,  CO             6,011              567          1,759          0        339
PUEBLO GRANDE VILLAGE                 Pueblo,  CO             3,748              241          1,069          0        269
WOODLAND HILLS                      Thornton,  CO                 0            1,928          4,408          0      1,804
MARINER'S COVE                     Millsboro,  DE                 0              990          2,971          0      2,190
NASSAU PARK                            Lewes,  DE                 0            1,536          4,609          0        427
WATERFORD                         Wilmington,  DE                 0            5,250         16,202          0         83

                                   Gross Amount Carried
                                       at Close of
                                     Period 12/31/97
                                   ---------------------
       MANUFACTURED                          Depreciable                  Accumulated     Date of
     HOME COMMUNITIES              Land        Property         Total    Depreciation  Acquisition
---------------------------------------------------------------------------------------------------
APOLLO VILLAGE                       932          3,476         4,408         378          1994
BRENTWOOD MANOR                    1,998          6,186         8,184         976          1993
CASA DEL SOL RESORT NO. 1          2,215          6,538         8,753         201          1996
CASA DEL SOL RESORT NO. 2          2,104          6,339         8,443         189          1996
CENTRAL PARK                       1,612          4,071         5,683       1,877          1983
HACIENDA DE VALENCIA                 833          3,315         4,148       1,448          1984
PALM SHADOWS                       1,400          4,387         5,787         693          1993
SEDONA SHADOWS                     1,096          3,449         4,545          38          1997
SUNRISE HEIGHTS                      999          3,143         4,142         406          1994
THE MARK                           1,359          4,861         6,220         543          1994
THE MEADOWS                        2,614          8,085        10,699       1,060          1994
CALIFORNIA HAWAIIAN                5,825         17,786        23,611         444          1997
CONCORD CASCADE                      985          3,376         4,361       1,545          1983
CONTEMPO MARIN                     4,787         17,144        21,931       1,869          1994
CORALWOOD                              0          5,056         5,056          56          1997
DATE PALM                          4,115         14,590        18,705       1,629          1994
DE ANZA SANTA CRUZ ESTATES         2,103          7,289         9,392         817          1994
FOUR SEASONS                         756          2,370         3,126          26          1997
GARDEN WEST OFFICE PLAZA             535          1,702         2,237          19          1997
LAMPLIGHTER VILLAGE                  633          2,623         3,256       1,176          1983
MONTE DEL LAGO                     3,150          9,547        12,697         106          1997
NICHOLSON PLAZA                        0          4,514         4,514          50          1997
RANCHO VALLEY                        685          2,163         2,848         984          1983
ROYAL OAKS                           602          1,930         2,532          21          1997
SAN JOSE I, II, III AND IV             0         17,804        17,804         194          1997
SEA OAKS                             871          2,711         3,582          30          1997
SUNSHADOW                              0          5,715         5,715          63          1997
CIMARRON                             863          3,096         3,959       1,427          1983
GOLDEN TERRACE SOUTH                 750          2,349         3,099          38          1997
GOLDEN TERRACE VILLAGE               826          2,791         3,617       1,257          1983
GOLDEN TERRACE WEST                1,694          5,604         7,298       1,981          1986
HILLCREST VILLAGE                  2,201          6,567         8,768       2,774          1983
HOLIDAY HILLS VILLAGE              2,159          9,322        11,481       4,069          1983
HOLIDAY VILLAGE, CO                  567          2,098         2,665         935          1983
PUEBLO GRANDE VILLAGE                241          1,338         1,579         616          1983
WOODLAND HILLS                     1,928          6,212         8,140         805          1994
MARINER'S COVE                       990          5,161         6,151       1,170          1987
NASSAU PARK                        1,536          5,036         6,572       1,542          1988
WATERFORD                          5,250         16,285        21,535         583          1996


                                 SCHEDULE III
                     MANUFACTURED  HOME COMMUNITIES, INC.
             REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                              DECEMBER 31, 1997
                                (IN THOUSANDS)




                                                                                                    Costs Capitalized
                                                                                                      Subsequent to
                                                                          Initial Cost to              Acquisition
                                                                              Company                 (Improvements)
                                                                       ---------------------      ----------------------
     MANUFACTURED                                                                Depreciable               Depreciable
   HOME COMMUNITIES                   LOCATION         Encumbrances       Land     Property        Land      Property
------------------------------------------------------------------------------------------------------------------------
ARROWHEAD VILLAGE                   Lantana,  FL               0         5,325       15,420          0           32
BAY INDIES                           Venice,  FL          24,206        10,483       31,559          0          299
BAY LAKE ESTATES                    Nokomis,  FL           2,116           990        3,390          0          181
BUCCANEER ESTATES              N. Ft. Myers,  FL           7,704         4,207       14,410          0          342
BULOW VILLAGE                 Flagler Beach,  FL           1,334         3,633          949          4        1,848
COLONIES OF MARGATE                 Margate,  FL          12,702         5,890       20,211          0          340
COUNTRY PLACE VILLAGE       New Port Richey,  FL           4,001           663            0         18        5,309
EAST BAY OAKS                         Largo,  FL           6,695         1,240        3,322          0          272
ELDORADO VILLAGE                      Largo,  FL           4,882           778        2,341          0          231
FFEC-SIX                       N. Ft. Myers,  FL               0           401        3,608          0           57
HERITAGE VILLAGE                 Vero Beach,  FL               0         2,403        7,259          0          121
LAKE FAIRWAYS                  N. Ft. Myers,  FL               0         6,075       18,134          0          251
LAKE HAVEN                          Dunedin,  FL           8,132         1,135        4,047          0          347
LAKEWOOD VILLAGE                  Melbourne,  FL               0         1,863        5,627          0          132
MID-FLORIDA LAKES                  Leesburg,  FL          12,807         5,997       20,635          0          684
OAK BEND                              Ocala,  FL               0           850        2,572          0          234
PINE LAKES                     N. Ft. Myers,  FL               0         6,306       14,579          0        4,389
SPANISH OAKS                          Ocala,  FL               0         2,250        6,922          0          120
THE HERITAGE                   N. Ft. Myers,  FL               0         1,438        4,371          0        1,146
WINDMILL VILLAGE               N. Ft. Myers,  FL           9,773         1,417        5,440          0          631
WINDMILL VILLAGE NORTH             Sarasota,  FL           9,208         1,523        5,063          0          347
WINDMILL VILLAGE SOUTH             Sarasota,  FL           5,822         1,106        3,162          0          248
HOLIDAY VILLAGE, IA              Sioux City,  IA               0           313        3,744          0          364
GOLF VISTA ESTATES                     Monee  IL               0         2,843        4,719          0          758
WILLOW LAKE ESTATES                   Elgin,  IL          12,366         6,136       21,033          2          336
BURNS HARBOR ESTATES             Chesterton,  IN               0           916        2,909          0          336
CANDLELIGHT VILLAGE                Columbus,  IN               0         1,513        4,538        250          774
OAKTREE VILLAGE                     Portage,  IN           6,957             0            0        569        3,154
BONNER SPRINGS               Bonner Springs,  KS               0           343        1,041          0          104
CARRIAGE PARK                   Kansas City,  KS               0           309          938          0          357
QUIVIRA HILLS                   Kansas City,  KS               0           376        1,139          0           98
PHEASANT RIDGE                   Mount Airy,  MD               0           376        1,779          0          102
CAMELOT ACRES                    Burnsville,  MN           6,826           527        2,058          0          308
BRIARWOOD                         Brookline,  MO               0           423        1,282          0          138
DELLWOOD ESTATES                Warrensburg,  MO               0           300          912          0           79
NORTH STAR VILLAGE              Kansas City,  MO               0           451        1,365          0          177
CASA VILLAGE                       Billings,  MT           7,143         1,011        3,109        181        1,051
DEL REY                         Albuquerque,  NM               0         1,926        5,800          0          343
BONANZA VILLAGE                   Las Vegas,  NV          10,288           908        2,643          0          272
CABANA                            Las Vegas,  NV               0         2,648        7,989          0           57
FLAMINGO WEST                     Las Vegas,  NV               0         1,732        5,266          0           96
VILLA BOREGA                       Las Vegas  NV           2,447         2,896        8,774          0           28




                                    Gross Amount Carried
                                        at Close of
                                       Period 12/31/97
                                    ---------------------
     MANUFACTURED                             Depreciable                 Accumulated     Date of
   HOME COMMUNITIES                   Land      Property         Total    Depreciation  Acquisition
---------------------------------------------------------------------------------------------------
ARROWHEAD VILLAGE                    5,325       15,452         20,777           129       1997
BAY INDIES                          10,483       31,858         42,341         4,186       1994
BAY LAKE ESTATES                       990        3,571          4,561           410       1994
BUCCANEER ESTATES                    4,207       14,752         18,959         1,651       1994
BULOW VILLAGE                        3,637        2,797          6,434           193       1994
COLONIES OF MARGATE                  5,890       20,551         26,441         2,296       1994
COUNTRY PLACE VILLAGE                  681        5,309          5,990         1,219       1986
EAST BAY OAKS                        1,240        3,594          4,834         1,685       1983
ELDORADO VILLAGE                       778        2,572          3,350         1,194       1983
FFEC-SIX                               401        3,665          4,066           386       1994
HERITAGE VILLAGE                     2,403        7,380          9,783           890       1994
LAKE FAIRWAYS                        6,075       18,385         24,460         1,945       1994
LAKE HAVEN                           1,135        4,394          5,529         2,027       1983
LAKEWOOD VILLAGE                     1,863        5,759          7,622           691       1994
MID-FLORIDA LAKES                    5,997       21,319         27,316         2,375       1994
OAK BEND                               850        2,806          3,656           399       1993
PINE LAKES                           6,306       18,968         25,274         1,813       1994
SPANISH OAKS                         2,250        7,042          9,292           979       1993
THE HERITAGE                         1,438        5,517          6,955           733       1993
WINDMILL VILLAGE                     1,417        6,071          7,488         2,719       1983
WINDMILL VILLAGE NORTH               1,523        5,410          6,933         2,520       1983
WINDMILL VILLAGE SOUTH               1,106        3,410          4,516         1,600       1983
HOLIDAY VILLAGE, IA                    313        4,108          4,421         1,649       1986
GOLF VISTA ESTATES                   2,843        5,477          8,320           122       1997
WILLOW LAKE ESTATES                  6,138       21,369         27,507         2,379       1994
BURNS HARBOR ESTATES                   916        3,245          4,161           553       1993
CANDLELIGHT VILLAGE                  1,763        5,312          7,075           186       1996
OAKTREE VILLAGE                        569        3,154          3,723           616       1987
BONNER SPRINGS                         343        1,145          1,488           319       1989
CARRIAGE PARK                          309        1,295          1,604           336       1989
QUIVIRA HILLS                          376        1,237          1,613           341       1989
PHEASANT RIDGE                         376        1,881          2,257         1,015       1988
CAMELOT ACRES                          527        2,366          2,893         1,096       1983
BRIARWOOD                              423        1,420          1,843           385       1989
DELLWOOD ESTATES                       300          991          1,291           275       1989
NORTH STAR VILLAGE                     451        1,542          1,993           422       1989
CASA VILLAGE                         1,192        4,160          5,352         1,660       1983
DEL REY                              1,926        6,143          8,069           965       1993
BONANZA VILLAGE                        908        2,915          3,823         1,319       1983
CABANA                               2,648        8,046         10,694           955       1994
FLAMINGO WEST                        1,732        5,362          7,094           633       1994
VILLA BOREGA                         2,896        8,802         11,698            97       1997

                                 SCHEDULE III
                     MANUFACTURED  HOME COMMUNITIES, INC.
             REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                              DECEMBER 31, 1997
                                (IN THOUSANDS)



                                                                                            Costs Capitalized
                                                                                               Subsequent to
                                                                     Initial Cost to            Acquisition
                                                                          Company              (Improvements)
                                                                   ----------------------   ----------------------
    MANUFACTURED                                                            Depreciable               Depreciable
  HOME COMMUNITIES              LOCATION        Encumbrances         Land     Property        Land      Property
-------------------------------------------------------------------------------------------------------------------
ROCKWOOD VILLAGE               Tulsa,  OK               0             645        1,622          0          205
FALCON WOOD                    Eugene  OR               0           1,112        3,426          0            6
QUAIL HOLLOW                 Fairview  OR               0               0        3,249          0           13
SHADOWBROOK                 Clackamas  OR               0           1,197        3,693          0           91
GREEN ACRES LAND       Breinigsville,  PA               0             273            0          0          947
GREEN ACRES PARK       Breinigsville,  PA          15,418           2,407        7,479          0          760
ALL SEASONS            Salt Lake City  UT               0             510        1,623          0           41
WESTWOOD                    Farr West  UT               0           1,346        4,179          0          133
MEADOWS OF CHANTILLY       Chantilly,  VA               0           5,430       16,440          0          760
KLOSHE ILLAHEE            Federal Way  WA           3,384           2,408        7,286          0            9
INDEPENDENCE HILL         Morgantown,  WV               0             299          898          0          135
ELLENBURG COMMUNITIES         Various              33,623          36,590      136,172          0            0
MANAGEMENT BUSINESS          Chicago,  IL               0               0          436          0        3,759
                                          -------------------------------------------------------------------------
                                                $ 403,656       $ 205,072    $ 682,333     $1,303     $ 47,610
                                          =========================================================================


                                       Gross Amount Carried
                                            at Close of
                                           Period 12/31/97
                                         ----------------------
    MANUFACTURED                                    Depreciable              Accumulated     Date of
  HOME COMMUNITIES                        Land        Property        Total  Depreciation  Acquisition
--------------------------------------------------------------------------------------------------------
ROCKWOOD VILLAGE                           645           1,827         2,472          843        1983
FALCON WOOD                              1,112           3,432         4,544           38        1997
QUAIL HOLLOW                                 0           3,262         3,262           36        1997
SHADOWBROOK                              1,197           3,784         4,981           41        1997
GREEN ACRES LAND                           273             947         1,220           58        1994
GREEN ACRES PARK                         2,407           8,239        10,646        2,646        1988
ALL SEASONS                                510           1,664         2,174           18        1997
WESTWOOD                                 1,346           4,312         5,658           46        1997
MEADOWS OF CHANTILLY                     5,430          17,200        22,630        2,100        1994
KLOSHE ILLAHEE                           2,408           7,295         9,703           81        1997
INDEPENDENCE HILL                          299           1,033         1,332          277        1990
ELLENBURG COMMUNITIES                   36,590         136,172       172,762            0        1997
MANAGEMENT BUSINESS                          0           4,195         4,195        1,626
                                     -------------------------------------------------------------------
                                     $ 206,375       $ 729,943     $ 936,318     $ 89,208
                                     ===================================================================






NOTES:
(1) For depreciable property, the Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen year estimated life for building upgrades and a three-to-seven year estimated life for furniture and fixtures.
(2) The balance of furniture and fixtures included in the total amounts was approximately $7.5 million as of December 31, 1997.
(3) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $812 million, as of December 31, 1997.
(4) All properties were acquired, except for Country Place Village which was constructed.

                                 SCHEDULE III
                     MANUFACTURED HOME COMMUNITIES, INC.
             REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                              DECEMBER 31, 1997
                                (IN THOUSANDS)

The changes in total real estate for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                            1997      1996      1995
                                            ----      ----      ----
            Balance, beginning of year    $597,650  $543,229  $541,775
              Acquisitions..............   332,272    46,531       600
              Improvements..............     6,643     8,062     7,810
              Dispositions and other....      (247)     (172)   (6,956)
                                          --------  --------  --------
            Balance, end of year........  $936,318  $597,650  $543,229
                                          ========  ========  ========

The changes in accumulated depreciation for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                            1997      1996      1995
                                            ----      ----      ----
            Balance, beginning of year..  $ 71,481  $ 56,403  $ 43,377
              Depreciation expense......    17,974    15,250    15,087
              Dispositions and other....      (247)     (172)   (2,061)
                                          --------  --------  --------
            Balance, end of year........  $ 89,208  $ 71,481  $ 56,403
                                          ========  ========  ========