Form 10-Q
period 1998-03-31
MANUFACTURED HOME COMMUNITIES INC
filed 1998-05-05
CIK 895417

                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



        [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


        [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                      COMMISSION FILE NUMBER:    1-11718


                     MANUFACTURED HOME COMMUNITIES, INC.
            (Exact name of registrant as specified in its Charter)



           MARYLAND                                            36-3857664
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


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

            24,975,866 SHARES OF COMMON STOCK AS OF APRIL 30, 1998.

                     MANUFACTURED HOME COMMUNITIES, INC.

                              TABLE OF CONTENTS


                                             PART I - FINANCIAL STATEMENTS

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

INDEX TO FINANCIAL STATEMENTS
                                                                                                                Page
                                                                                                                ----
  Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997......................................   3

  Consolidated Statements of Operations for the quarters ended March 31, 1998 and 1997........................   4

  Consolidated Statements of Cash Flows for the quarters ended March 31, 1998 and 1997........................   5

  Notes to Consolidated Financial Statements..................................................................   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................................................  10

                                             PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings....................................................................................  15

ITEM 6.  Exhibits and Reports on Form 8-K.....................................................................  15

                     MANUFACTURED HOME COMMUNITIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                                                        March 31,  December 31,
                                                                          1998         1997
                                                                        ---------  ------------
ASSETS
Investment in rental property:
  Land................................................................  $ 217,309     $ 206,375
  Land improvements...................................................    679,317       612,670
  Buildings and other depreciable property............................     92,295        90,870
  Advances on rental property acquisitions............................     16,644        26,403
                                                                        ---------  ------------
                                                                        1,005,565       936,318
  Accumulated depreciation............................................    (95,132)      (89,208)
                                                                        ---------  ------------
   Net investment in rental property..................................    910,433       847,110
Cash and cash equivalents.............................................      3,454           909
Short-term investments (at cost, which approximates market)...........      9,370           ---
Notes receivable......................................................     13,488         1,147
Investment in and advances to affiliates..............................      6,958         7,126
Investment in joint ventures..........................................      6,507           ---
Rents receivable......................................................        973           787
Deferred financing costs, net.........................................      3,259         3,265
Prepaid expenses and other assets.....................................      5,292         3,968
Due from affiliates...................................................        411            53
                                                                        ---------  ------------
   Total assets.......................................................  $ 960,145     $ 864,365
                                                                        =========  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable..............................................  $ 409,515     $ 403,656
  Unsecured term loan.................................................     60,000        60,000
  Unsecured line of credit............................................     84,000        25,000
  Other notes payable.................................................      6,500         6,516
  Accounts payable and accrued expenses...............................     20,120        17,197
  Accrued interest payable............................................      4,141         1,536
  Rents received in advance and security deposits.....................      5,611         2,299
  Distributions payable...............................................     11,190            55
  Due to affiliates...................................................        102            78
                                                                        ---------  ------------
   Total liabilities..................................................    601,179       516,337
                                                                        ---------  ------------

Commitments and contingencies

Minority interests....................................................     68,309        67,453

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000 shares authorized; none issued      ---           ---
  Common stock, $.01 par value
   50,000,000 shares authorized; 24,944,002 and 25,006,944
   shares issued and outstanding for 1998 and 1997, respectively......        250           248
Paid-in capital.......................................................    332,732       319,030
Employee notes........................................................     (5,062)       (4,967)
Distributions in excess of accumulated earnings.......................    (37,263)      (33,736)
                                                                        ---------  ------------
   Total stockholders' equity.........................................    290,657       280,575
                                                                        ---------  ------------
Total liabilities and stockholders' equity............................  $ 960,145     $ 864,365
                                                                        =========  ============


   The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                     March 31,       March 31,
                                                                       1998            1997
                                                                    ----------      ----------
REVENUES
  Base rental income.........................................       $  37,208       $  25,046
  Utility and other income...................................           6,711           2,738
  Equity in income of affiliates.............................             169             108
  Interest income............................................             784             637
                                                                    ----------      ----------
     Total revenues..........................................          44,872          28,529
                                                                    ----------      ----------

EXPENSES
  Property operating and maintenance.........................          12,112           7,599
  Real estate taxes..........................................           3,558           1,927
  Property management........................................           1,782           1,221
  General and administrative.................................           1,596           1,150
  Interest and related amortization..........................          10,121           4,821
  Depreciation on corporate assets...........................             294             143
  Depreciation on real estate assets and other costs.........           5,823           3,957
                                                                    ----------      ----------
     Total expenses..........................................          35,286          20,818
                                                                    ----------      ----------

Income before allocation to minority interests...............           9,586           7,711

(Income) allocated to minority interests.....................          (1,821)           (756)
                                                                    ----------      ----------

Net income...................................................       $   7,765       $   6,955
                                                                    =========       ==========

Net income per common share - basic..........................       $     .31       $     .28
                                                                    =========       ==========
Net income per common share - diluted........................       $     .31       $     .28
                                                                    =========       ==========

Distributions declared per common share outstanding..........       $   .3625       $     .33
                                                                    =========       ==========

Weighted average common shares outstanding - basic...........          24,805          24,840
                                                                    =========       ==========
Weighted average common shares outstanding - diluted (Note 1)          31,095          27,840
                                                                    =========       ==========


   The accompanying notes are an integral part of the financial statements.

                     MANUFACTURED HOME COMMUNITIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997
                            (AMOUNTS IN THOUSANDS)
                                 (UNAUDITED)


                                                                          March 31,      March 31,
                                                                            1998           1997
                                                                         ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................        $  7,765        $  6,955
  Adjustments to reconcile net income to
   cash provided by operating activities:
    Income allocated to minority interests.......................           1,821             756
    Depreciation and amortization expense........................           6,081           4,297
    Equity in income of affiliates...............................            (169)           (108)
    Amortization of deferred compensation and other..............             284             219
    Writeoff of project costs....................................             ---              57
    (Increase) decrease in rents receivable......................            (186)             67
    (Increase) in prepaid expenses and other assets..............          (1,790)           (561)
    Increase in accounts payable and accrued expenses............           5,450           1,254
    Increase in rents received in advance and security deposits..           3,312           3,072
                                                                         --------        --------
  Net cash provided by operating activities......................          22,568          16,008
                                                                         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) redemption of short-term investments, net...........          (9,370)          1,101
  Net proceeds from sale of project related assets...............             ---          11,148
  Distributions from affiliates..................................             282           1,011
  (Funding) collection on notes receivable.......................         (12,341)             49
  Investment in joint ventures...................................          (6,506)            ---
  Acquisition of rental properties...............................         (50,963)        (30,824)
  Improvements:
    Improvements - corporate.....................................             (98)            (88)
    Improvements - rental properties.............................            (897)           (505)
    Site development costs.......................................            (453)           (267)
                                                                         --------        --------
  Net cash used in investing activities..........................         (80,346)        (18,375)
                                                                         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options....................           1,459           1,104
  Distributions to common stockholders and minority interests                 (55)         (8,438)
  Collection of principal payments on employee notes.............              34              27
  Proceeds from line of credit...................................          66,500          24,000
  Repayments on mortgage notes payable and line of credit........          (7,615)        (13,375)
                                                                         --------        --------
  Net cash provided by financing activities......................          60,323           3,318
                                                                         --------        --------
Net increase (decrease) in cash and cash equivalents.............           2,545             951
Cash and cash equivalents, beginning of period...................             909             324
                                                                         --------        --------
Cash and cash equivalents, end of period.........................        $  3,454        $  1,275
                                                                         ========        ========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest.........................        $  7,414        $  4,526
                                                                         ========        ========



   The accompanying notes are an integral part of the financial statements.

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRESENTATION:

     These unaudited Consolidated Financial Statements of Manufactured Home Communities, Inc., a Maryland corporation, and its subsidiaries (collectively, the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K (the "1997 Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 1997 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

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

     (b)  Earnings Per Common Share

     Earnings per common share are based on the weighted average number of common shares outstanding during each year. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. The conversion of units of limited partnership interest ("OP Units") in MHC Operating Limited Partnership has been excluded from the basic earnings per share calculation because of certain restrictions on conversion. The conversion of an OP Unit to common stock will have no effect on earnings per common share since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock.

     The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 1998 and 1997:


                                                  1998    1997
                                                 ------  ------
Numerator:
  Net income                                     $7,765  $6,955
  Income allocated to minority interests          1,821     756
  Numerator for diluted earnings per share-      ------  ------
    income available to common shareholders
    after assumed conversions                    $9,586  $7,711
                                                 ======  ======

Denominator:
  Weighted average shares outstanding            24,805  24,840
  Weighted average OP Units outstanding
    assuming conversion                           5,886   2,715
  Employee stock options                            404     285
  Denominator for diluted earnings per share-    ------  ------
    adjusted weighted average shares and
    assumed conversions                          31,095  27,840
                                                 ======  ======

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 10, 1998, the Company paid a $.3625 per share distribution for the quarter ended March 31, 1998 to stockholders of record on March 27, 1998.

     In the first quarter of 1998, the Company, as general partner of MHC Operating Limited Partnership (the "Operating Partnership"), approved the addition of new limited partners to the Operating Partnership in connection with certain acquisitions of rental property and investment in joint ventures (see discussion in Note 3 and Note 4). The new limited partners received OP Units which are exchangeable on a one-for-one basis for shares of the Company's common stock.

NOTE 3 - RENTAL PROPERTY

     On January 8, 1998, the Company acquired Quail Meadows, located in Riverbank, California, for a purchase price of approximately $4.7 million. The acquisition was funded with a borrowing under the Company's line of credit. Quail Meadows consists of approximately 146 developed sites.

     On September 4, 1997, the Company entered into a portfolio purchase agreement to acquire 38 manufactured home communities (the "Ellenburg Communities") from partnerships having Ellenburg Capital Corporation ("ECC") as the general partner for a puchase price in excess of $300 million. In December 1997, the Company closed on the acquisition of seventeen of the Ellenburg Communities and gained effective control of an additional twelve communities. During the quarter ended March 31, 1998, the Company closed on the acquisition of three of the Ellenburg Communities for an aggregate purchase price of $25.4 million, made additional acquisition advances of approximately $33 million to the partnerships which own seven of the Ellenburg Communities, and acquired certain other undivided interests in certain of the Ellenburg Communities. The Company funded the acquisition advances with borrowings under the Company's line of credit. In connection with the supplemental agreement entered into in December 1997 (the "Supplemental Agreement"), on February 12, 1998, the Company exercised its right of first refusal on five of the Ellenburg Communities. A third party, backed by one of the Company's competitors, has appealed certain orders of the Superior Court for the state of California (the "California Court") related to the Company's acquisition of the Ellenburg Communities. The third party originally requested the California Court to stay all of its proceedings and the Company's acquisition of the Ellenburg Communities pending such appeal. The California Court denied this motion. The third party then filed a writ of supersedeas with the California appellate court seeking a stay of the California Court's orders and related transactions pending appeal. The appellate court also refused to issue a stay and denied the writ of supersedeas. The Company does not expect the appeals to be successful, or if successful, to have a material impact on the Company's acquisition of the Ellenburg Communities.

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

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - NOTES RECEIVABLE

     At March 31, 1998 and December 31, 1997, the Company had approximately $13.4 million and $1.1 million in notes receivable, respectively. The Company has $1.1 million in purchase money notes with monthly principal and interest payments at 7.0%, maturing on July 31, 2001. On January 6, 1998, the Company funded a $12.3 million loan (the "Meadows Loan") to Meadows Preservation, Inc. The Meadows Loan is collateralized by The Meadows manufactured home community located in Palm Beach Gardens, Florida, bears interest at a nominal rate of 9%, subject to adjustment based on cash flow of the property, and matures on July 31, 1998. The Meadows loan was funded with a borrowing under the Company's line of credit.

NOTE 5 - INVESTMENT IN JOINT VENTURE

     On March 18, 1998, the Company entered into an approximately 50% joint venture investment with Meadows Management Company to own two communities known as "Plantation on the Lake" and "Trails West" for approximately $6.4 million. Plantation on the Lake is located in Riverside, California and consists of 385 developed sites and 122 expansion sites. Trails West is located in Tucson, Arizona and consists of 488 developed sites and 294 expansion sites. The investment was funded with a $3.9 million borrowing under the Company's line of credit and with the Company issuing approximately $2.5 million in OP Units.

NOTE 6 - LONG-TERM BORROWINGS

     As of March 31, 1998 and December 31, 1997, the Company had outstanding mortgage indebtedness of approximately $409.5 million and $403.7 million, respectively, encumbering 44 and 43 of the Company's properties, respectively. As of March 31, 1998 and December 31, 1997, the carrying value of such properties was approximately $500 million and $493 million, respectively.

     The outstanding indebtedness consists of a $265.0 million mortgage note (the "Mortgage Debt") collateralized by 29 properties beneficially owned by MHC Financing Limited Partnership. The Mortgage Debt has a maturity date of January 2, 2028 and pays interest at 7.015%. There is no principal amortization until February 1, 2008 after which principal and interest are paid from available cash flow and the interest rate is reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The Company also has outstanding debt on nine properties in the aggregate amount of approximately $47 million, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. In addition, the Company recorded a $2.4 million loan in connection with a direct financing lease entered into in May 1997. Scheduled maturities for the outstanding indebtedness, excluding the Mortgage Debt, are at various dates through November 30, 2020 and fixed interest rates range from 7.25% to 9.05%.

     The Company has a $100.0 million unsecured line of credit with a bank (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. The Company pays a fee on the average unused amount of such credit equal to 0.125% of such amount. As of March 31, 1998, $84 million was outstanding under the line of credit. On April 28, 1998, the Company amended the Credit Agreement increasing the line of credit from $100.0 million to $150.0 million. The Company paid fees related to this amendment which were immaterial.

     The Company has a $60.0 million term loan (the "Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. The Loan matures on April 3, 2000 and may be extended to April 3, 2002. On April 7, 1998, the Company borrowed an additional $50.0 million at a rate of LIBOR plus 1.0%, maturing on June 7, 1998. On April 28, 1998, the Company amended the Loan which increased the borrowing from $60.0 million to $100.0 million. The Company used the $40.0 million in proceeds to repay a portion of the $50.0 million borrowed on April 7, 1998. The Company paid fees related to this amendment which were immaterial.

                     MANUFACTURED HOME COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LONG-TERM BORROWINGS (CONTINUED)

     The Company has approximately $6.5 million of installment notes payable secured by a letter of credit with interest rates of 7.5%, maturing September 1, 2002. Approximately $5.3 million of the notes pay principal annually and interest quarterly and the remaining $1.3 million of the notes pay interest quarterly.

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The cost of the 1998 Swap consisted only of legal costs which were deemed immaterial. The value of the 1998 Swap is impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on March 31, 1998, the applicable LIBOR swap rate would have been 5.9%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap entered into by the Company versus its current value by approximately $42,000.

NOTE 7 - STOCK OPTIONS

     Pursuant to the Amended and Restated 1992 Stock Option and Stock Award Plan as discussed in Note 12 to the 1997 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the quarter ended March 31, 1998, Options for 58,593 shares of common stock were exercised.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company is involved in a variety of legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on the financial condition or results of operations of the Company.

NOTE 9 - SUBSEQUENT EVENTS

     On April 9, 1998, the Company closed on the acquisition of five additional Ellenburg Communities for an aggregate purchase price of approximately $60 million. The Company funded the acquisition with a borrowing under the Company's line of credit.

     On April 23, 1998, the Company completed an offering of 1,048,059 shares of common stock (the "Unit Trust Offering") and sold the shares to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Underwriter"). The offering price per share was $25.4375, the closing price on April 23, 1998, resulting in gross offering proceeds of approximately $26.7 million. Net of the underwriter's discount and offering expenses, the Company received approximately $25 million. The Underwriter intends to deposit the shares of common stock with the trustee of the Equity Investor Fund Cohen & Steers Realty Majors Portfolio, a unit investment trust (the "Trust"), in exchange for units in the Trust.

     On April 30, 1998, the Company acquired Sherwood Forest RV Park, located adjacent to one of the Ellenburg Communities in Kissimmee, Florida, for a purchase price of approximately $7.0 million. The acquisition was funded with a borrowing under the Company's line of credit. Sherwood Forest consists of approximately 512 developed sites and 144 expansion sites.

                     MANUFACTURED HOME COMMUNITIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the three months ended March 31, 1998 compared to the corresponding period in 1997. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 1997 Form 10-K.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997

     Since March 31, 1997, the gross investment in rental property has increased from $630 million to $1.0 billion as of March 31, 1998 due to the following acquisitions: (i) Golden Terrace South on May 30, 1997; (ii) a portfolio of eighteen manufactured home communities and two commercial properties (collectively, the "MPW Properties") on August 29, 1997; (iii) Arrowhead Village on September 16, 1997; (iv) the Ellenburg Communities on December 18, 1997 and during the first quarter of 1998, and (v) Quail Meadows on January 8, 1998. The total number of sites owned or controlled has increased from 27,968 as of March 31, 1997 to 45,577 as of March 31, 1998.

     The following table summarizes certain weighted average occupancy statistics for the quarters ended March 31, 1998 and 1997. "Core Portfolio" represents an analysis of properties owned as of the beginning of both periods of comparison.


                              Core Portfolio    Total Portfolio
                             ---------------    ----------------
                              1998     1997      1998      1997
                             ------   ------    ------    ------
Total sites                  27,451   27,364    39,622    27,442
Occupied sites               26,091   25,931    37,675    26,009
Occupancy %                    95.0%    94.8%     95.1%     94.8%
Monthly base rent per site     $334     $320      $329      $321

     Base rental income ($37.2 million) increased $12.2 million or 49%. For the Core Portfolio, base rental income increased approximately $1.1 million or 4.6%, reflecting a 4.2% increase in base rental rates and a 0.4% increase related to occupancy. The remaining $11.0 million increase in base rental income was attributed to California Hawaiian acquired on March 14, 1997, Golden Terrace South, the MPW Properties, Arrowhead Village, the Ellenburg Communities and Quail Meadows (collectively, the "Acquisition Properties").

     Monthly base rent per site for the total portfolio increased 2.5%, reflecting a 4.4% increase in monthly base rent per site for the Core Portfolio, partially offset by lower monthly base rents for the Acquisition Properties. Average monthly base rent per site for the Acquisition Properties was $321 for the quarter ended March 31, 1998.

     Weighted average occupancy increased 0.3% due to increased occupancy at the expansion communities and the addition of the Acquisition Properties to the portfolio with higher occupancy percentages.

                     MANUFACTURED HOME COMMUNITIES, INC.

     Utility and other income ($6.7 million) increased $4.0 million or 45%, primarily due to an increase in utility income, real estate tax pass-ons and other income of $2.0 million and RV income of $1.9 million, which is higher in the first quarter due to seasonality, attributed to the Acquisition Properties. The remaining $100,000 reflected increased utility income and real estate tax pass-ons at the Core Portfolio.

     Interest income ($784,000) increased $147,000 or 9%, primarily due to interest earned on the Meadows Loan and an increase in interest earned on short-term investments. Short-term investments had average balances for the quarters ended March 31, 1998 and 1997 of approximately $8.0 million and $5.2 million, respectively, which earned interest income at an effective rate of 5.5% and 5.2% per annum, respectively. As of March 31, 1998, the Company had cash and cash equivalents and short-term investments of $12.8 million.

     Property operating and maintenance expenses ($12.1 million) increased $4.5 million or 59%. Approximately $4.6 million of the increase was attributed to the Acquisition Properties. Partially offsetting the increase were decreases in repairs and maintenance, utility expense, and insurance and other expenses, partially offset by increased payroll and property general and administrative expenses for the Core Portfolio. Property operating and maintenance expenses represented 27.0% of total revenues in 1998 and 26.6% in 1997.

     Real estate taxes ($3.6 million) increased $1.6 million or 85% attributed to the Acquisition Properties. Real estate taxes represented 7.9% of total revenues in 1998 and 6.8% in 1997.

     Property management expenses ($1.8 million) increased $561,000 or 46%. The increase was primarily due to the addition of a regional office in San Jose, California and an increase in management company payroll. Property management expenses represented 4.0% of total revenues in 1998 and 4.3% in 1997.

     General and administrative expense ("G&A") ($1.6 million) increased $446,000 or 39%. The increase was primarily due to increased payroll resulting from salary increases and increased public company related expenses. G&A represented 3.6% of total revenues in 1998 and 4.0% in 1997.

     Interest and related amortization ($10.1 million) increased $5.3 million or 110%. The increase was due to higher weighted average outstanding debt balances during the period, as well as a slightly increased effective interest rate. The weighted average outstanding debt balances for the quarters ended March 31, 1998 and 1997 were $539.6 million and $251.2 million, respectively. The effective interest rates were 7.4% and 7.3%, respectively. Interest and related amortization represented 22.6% of total revenues in 1998 and 16.9% in 1997.

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The cost of the 1998 Swap consisted only of legal costs which were deemed immaterial. The value of the 1998 Swap is impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on March 31, 1998, the applicable LIBOR swap rate would have been 5.9%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap versus its current value by approximately $42,000.

     Depreciation on corporate assets ($156,000) increased $13,000 or 9% due to fixed asset additions in 1997 associated with information systems.
Depreciation on corporate assets represented 0.3% of total revenues in 1998 and 0.5% in 1997.

                     MANUFACTURED HOME COMMUNITIES, INC.

     Depreciation on real estate assets and other costs ($5.8 million) increased $1.9 million or 49% as a result of the Acquisition Properties. Depreciation on real estate assets and other costs represented 13.0% of total revenues in 1998 and 13.9% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $2.5 million when compared to December 31, 1997. The major components of this increase were increased cash provided by operating activities and net proceeds from the line of credit, partially offset by the purchase of short-term investments, funding of notes receivable, the acquisition of Quail Meadows, additional acquisition advances related to the Ellenburg Communities and the investment in Plantation on the Lake and Trails West.

     Net cash provided by operating activities increased $6.6 million from $16.0 million for the quarter ended March 31, 1997 to $22.6 million for the quarter ended March 31, 1998. This increase reflected a $3.7 million increase in funds from operations ("FFO"), as discussed below, and increased accounts payable accruals, partially offset by increased prepaid expenses.

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

     The following table presents a calculation of FFO and FAD for the quarters ended March 31, 1998 and 1997:


                                                               March 31,
                                                            1998     1997
                                                           -------  -------
     Computation of funds from operations:
      Income before allocation to minority interests....   $ 9,586  $ 7,711
       Depreciation on real estate assets and other costs    5,823    3,957
                                                           -------  -------
      Funds from operations.............................   $15,409  $11,668
                                                           =======  =======

     Computation of funds available for distribution:
      Funds from operations.............................   $15,409  $11,668
       Non-revenue producing improvements -
         rental properties..............................      (897)    (505)
                                                           -------  -------
      Funds available for distribution..................   $14,512  $11,163
                                                           =======  =======

                     MANUFACTURED HOME COMMUNITIES, INC.

     Net cash used in investing activities increased $61.9 million from $18.4 million for the quarter ended March 31, 1997 to $80.3 million for the quarter ended March 31, 1998 primarily due to the purchase of short-term investments, the funding of the Meadows Loan, increased payments for acquisitions and the investment in Plantation on the Lake and Trails West in 1998, and the one-time collection of proceeds from the sale of project related assets in 1997, partially offset by distributions from affiliates.

     On January 6, 1998, the Company funded a $12.3 million loan to Meadows Preservation, Inc. (the "Meadows Loan") The Meadows Loan is collateralized by The Meadows manufactured home community located in Palm Beach Gardens, Florida, bears interest at a nominal rate of 9%, subject to adjustment based on cash flow of the property, and matures on July 31, 1998. The Meadows Loan was funded with a borrowing under the Company's line of credit.

     On January 8, 1998, the Company acquired Quail Meadows, located in Riverbank, California, for a purchase price of approximately $4.7 million. The acquisition was funded with a borrowing under the Company's line of credit. Quail Meadows consists of approximately 146 developed sites.

     On September 4, 1997, the Company entered into a portfolio purchase agreement to acquire 38 manufactured home communities (the "Ellenburg Communities") from partnerships having Ellenburg Capital Corporation ("ECC") as the general partner for a puchase price in excess of $300 million. In December 1997, the Company closed on the acquisition of seventeen of the Ellenburg Communities and gained effective control of an additional twelve communities. During the quarter ended March 31, 1998, the Company closed on the acquisition of three of the Ellenburg Communities for an aggregate purchase price of $25.4 million, made additional acquisition advances of approximately $33 million to the partnerships which own seven of the Ellenburg Communities, and acquired certain other undivided interests in certain of the Ellenburg Communities. The Company funded the acquisition advances with borrowings under the Company's line of credit. In connection with the supplemental agreement entered into in December 1997 (the "Supplemental Agreement"), on February 12, 1998, the Company exercised its right of first refusal on five of the Ellenburg Communities. A third party, backed by one of the Company's competitors, has appealed certain orders of the Superior Court for the state of California (the "California Court") related to the Company's acquisition of the Ellenburg Communities. The third party originally requested the California Court to stay all of its proceedings and the Company's acquisition of the Ellenburg Communities pending such appeal. The California Court denied this motion. The third party then filed a writ of supersedeas with the California appellate court seeking a stay of the California Court's orders and related transactions pending appeal. The appellate court also refused to issue a stay and denied the writ of supersedeas. The Company does not expect the appeals to be successful, or if successful, to have a material impact on the Company's acquisition of the Ellenburg Communities.

     On March 18, 1998, the Company entered into an approximately 50% joint venture investment with Meadows Management Company to own two communities known as "Plantation on the Lake" and "Trails West" for appoximately $6.4 million. The investment was funded with a $3.9 million borrowing under the Company's line of credit and with the Company issuing approximately $2.5 million in OP Units.

     Capital expenditures for improvements were approximately $1.4 million for the quarter ended March 31, 1998 compared to $860,000 for the quarter ended March 31, 1997. Of the $1.4 million, approximately $897,000 represented improvements to existing sites. The Company anticipates spending approximately $4.5 million on improvements to existing sites during the remainder of 1998. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maximize rental rates charged to new and renewing residents. The remaining $551,000 represented costs to develop expansion sites at certain of the Company's properties and other corporate headquarter costs. The Company is currently developing an additional 90 sites which should be available for occupancy in 1998.

                     MANUFACTURED HOME COMMUNITIES, INC.

     Net cash provided by financing activities increased $57.0 million from $3.3 million for the quarter ended March 31, 1997 to $60.3 million for the quarter ended March 31, 1998 primarily due to additional borrowings under the line of credit and a decrease in distributions paid in the first quarter.

     Distributions to common stockholders and minority interests decreased approximately $8.4 million due to the timing of the payment of the distributions. On April 10, 1998, the Company paid a $.3625 per share distribution for the quarter ended March 31, 1998 to stockholders of record on March 27, 1998. Return of capital on a GAAP basis was $.05 per share for the first quarter of 1998.

     The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.

                     MANUFACTURED HOME COMMUNITIES, INC.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The discussion in Note 16 of Notes to Consolidated Financial Statements is incorporated herein by reference.

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






                             MANUFACTURED HOME COMMUNITIES, INC.





                             BY:  /s/ Thomas P. Heneghan
                                  ----------------------
                                  Thomas P. Heneghan
                                  Executive Vice President, Treasurer and
                                    Chief Financial Officer

                             BY:  /s/ Judy A. Pultorak
                                  --------------------
                                  Judy A. Pultorak
                                  Principal Accounting Officer




DATE:  May 1, 1998