Form 10-K/A
period 1997-12-31
MANUFACTURED HOME COMMUNITIES INC
filed 1998-05-19
CIK 895417

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                      MANUFACTURED HOME COMMUNITIES, INC.

On May 14, 1998, Manufactured Home Communities, Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, to include Restated Financial Data Schedules for the following periods as a result of the Company's adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share":

   -    Nine Months Ended September 30, 1997
   -    Six Months Ended June 30, 1997
   -    Three Months Ended March 31, 1997
   -    Year Ended December 31, 1996
   -    Nine Months Ended September 30, 1996
   -    Six Months Ended June 30, 1996
   -    Three Months Ended March 31, 1996

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) 3.    Exhibits:
   2(a)       Admission Agreement between Equity Financial and Management Co.,
               Manufactured Home Communities, Inc. and MHC Operating Partnership
   3.1(a)     Articles of Incorporation of Manufactured Home Communities, Inc.
   3.2(a)     Articles of Amendment and Restatement of Manufactured Home
               Communities, Inc.
   3.3(a)     Bylaws of Manufactured Home Communities, Inc.
   4          Not applicable
   9          Not applicable
   10.1(a)    Amended and Restated Agreement of Limited Partnership of MHC Operating
               Limited Partnership
   10.2(a)    Agreement of Limited Partnership of MHC Financing Limited Partnership
   10.3(a)    Agreement of Limited Partnership of MHC Management Limited Partnership
   10.4(a)    Property Management and Leasing Agreement between MHC Financing Limited
               Partnership and MHC Management Limited Partnership
   10.5(a)    Property Management and Leasing Agreement between MHC Operating Limited
               Partnership and MHC Management Limited Partnership
   10.6(a)    Services Agreement between Realty Systems, Inc. and MHC Management
               Limited Partnership
   10.7(a)    Rate Protection Agreement
   10.8(a)    Revolving Credit Note made by Realty Systems, Inc. to Equity Financial and Management Co.
   10.9(a)    Assignment to MHC Operating Limited Partnership of Revolving Credit Note
               made by Realty Systems, Inc. to Equity Financial and Management Co.
   10.10(a)   Stock Option Plan
   10.11A(a)  Indenture of Mortgage, Deed of Trust, Security Agreement, Financing
               Statement, Fixture Filing and Assignment of Rents
   10.11B(a)  Promissory Note
   10.11C(a)  Assignment of Loan Documents
   10.11D(a)  Assignment of Leases, Rents and Security Deposits
   10.11E(a)  Swap Agreement Pledge and Security Agreement
   10.11F(a)  Cash Collateral Account Security, Pledge and Assignment Agreement
   10.11G(a)  Assignment of Property Management and Leasing Agreement
   10.11H(a)  Trust Agreement
   10.12(a)   Form of Noncompetition Agreement
   10.13(a)   Form of Noncompetition Agreement
   10.13A(a)  Form of Noncompetition Agreement
   10.14(a)   General Electric Credit Corporation Commitment Letter
   10.15(a)   Administrative Services Agreement between Realty Systems, Inc. and
               Equity Group Investments, Inc.
   10.16(a)   Registration Rights and Lock-Up Agreement with the Company (the
               Original Owners, EF&M, Directors, Officers and Employees)
   10.17(a)   Administrative Services Agreement between Manufactured Home
               Communities, Inc. and Equity Group Investments, Inc.
   10.18(a)   Form of Subscription Agreement between the Company and certain officers and other individuals dated March 3, 1993
   10.19(a)   Form of Secured Promissory Note payable to the Company by certain officers dated March 3, 1993


                                      2

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
           (CONTINUED)

(a) 3. Exhibits (continued):
   10.20(a)   Form of Pledge Agreement between the Company and certain officers dated
               March 3, 1993
   10.21(a)   Loan and Security Agreement between Realty Systems, Inc. and MHC Operating
               Limited Partnership
   10.22(a)   Equity and Registration Rights Agreement with the Company (the GM Trusts)
   10.23(b)   Agreement of Limited Partnership of MHC Lending Limited Partnership
   10.23(c)   Agreement of Limited Partnership of MHC-Bay Indies Financing Limited Partnership
   10.24(c)   Agreement of Limited Partnership of MHC-De Anza Financing Limited Partnership
   10.25(c)   Agreement of Limited Partnership of MHC-DAG Management Limited Partnership
   10.26(d)   Amendment No. 2 to MHC Operating Limited Partnership Amended and Restated
               Partnership Agreement dated February 15, 1996
   10.27(d)   Form of Subscription Agreement between the Company and certain members of management of the Company dated January 2, 1996
   10.28(d)   Form of Secured Promissory Note payable to the Company by certain members of management of the Company dated January 2, 1996
   10.29(d)   Form of Pledge Agreement between the Company and certain members of management of the Company dated January 2, 1996
   10.30(e)   Second Amended and Restated MHC Operating Limited Partnership Agreement
               of Limited Partnership, dated as of March 15, 1996
   10.31(f)   Agreement of Limited Partnership of MHC Financing Limited Partnership Two
   11         Not applicable
   12(f)      Computation of Ratio of Earnings to Fixed Charges
   13         Not applicable
   16         Not applicable
   18         Not applicable
   21(f)      Subsidiaries of the registrant
   22         Not applicable
   23(f)      Consent of Independent Auditors
   23.1(f)    Consent of Independent Auditors
   24.1(f)    Power of Attorney for John F. Podjasek, Jr. dated March 11, 1998
   24.2(f)    Power of Attorney for Michael A. Torres dated March 11, 1998
   24.3(f)    Power of Attorney for Thomas E. Dobrowski dated March 6, 1998
   24.4(f)    Power of Attorney for Gary Waterman dated March 10, 1998
   24.5(f)    Power of Attorney for Donald S. Chisholm dated March 5, 1998
   24.6(f)    Power of Attorney for Louis H. Masotti dated March 11, 1998
   27(f)      Financial Data Schedule for the year ended December 31, 1997
   27.1(g)    Restated Financial Data Schedule for the nine months ended September 30, 1997
   27.2(g)    Restated Financial Data Schedule for the six months ended June 30, 1997
   27.3(g)    Restated Financial Data Schedule for the three months ended March 31, 1997
   27.4(g)    Restated Financial Data Schedule for the year ended December 31, 1996
   27.5(g)    Restated Financial Data Schedule for the nine months ended September 30, 1996
   27.6(g)    Restated Financial Data Schedule for the six months ended June 30, 1996
   27.7(g)    Restated Financial Data Schedule for the three months ended March 31, 1996
   28         Not applicable


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

(a) 3. Exhibits (continued):

(d) Included as an exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

(e) Included as an exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

(f) Previously filed as part of the Company's initial Annual Report on Form 10-K filed with the Commission on March 19, 1998.

(g) Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          MANUFACTURED HOME COMMUNITIES, INC.,
                          a Maryland corporation





Date:  May 14, 1998       By:  /s/ Howard Walker
       ------------          ----------------------------------
                              Howard Walker
                              President and Chief Executive Officer



Date:  May 14, 1998       By:  /s/     Thomas P. Heneghan
       ------------          ----------------------------------
                              Thomas P. Heneghan
                              Executive Vice President, Treasurer
                                and Chief Financial Officer

Date:  May 14, 1998       By:  /s/Judy A. Pultorak
       ------------          ----------------------------------
                              Judy A. Pultorak
                              Principal Accounting Officer

MANUFACTURED HOME COMMUNITIES, INC. - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.


         Name                           Title                      Date
         ----                           -----                      ----
/s/ Howard Walker       Chief Executive Officer and President
-------------------------         *Attorney-in-Fact            May 14, 1998
    Howard Walker                                            ----------------

/s/ Thomas P. Heneghan   Executive Vice President, Treasurer
-------------------------    and Chief Financial Officer
    Thomas P. Heneghan            *Attorney-in-Fact            May 14, 1998
                                                             ----------------

/s/ Samuel Zell                 Chairman of the Board
-------------------------                                      May 14, 1998
    Samuel Zell                                             ----------------

/s/ Sheli Z. Rosenberg                Director
-------------------------                                      May 14, 1998
    Sheli Z. Rosenberg                                      ----------------

/s/ David A. Helfand                  Director
-------------------------                                      May 14, 1998
    David A. Helfand                                        ----------------

*   Donald S. Chisholm                Director
-------------------------                                      May 14, 1998
    Donald S. Chisholm                                      ----------------

*   Thomas E. Dobrowski               Director
-------------------------                                      May 14, 1998
    Thomas E. Dobrowski                                     ----------------

*   Louis H. Masotti                  Director
-------------------------                                      May 14, 1998
    Louis H. Masotti                                        ----------------

*   John F. Podjasek, Jr.             Director
-------------------------                                       May 14, 1998
    John F. Podjasek, Jr.                                   ----------------

*   Michael A. Torres                 Director
-------------------------                                      May 14, 1998
    Michael A. Torres                                       ----------------

*   Gary L. Waterman                  Director
-------------------------                                      May 14, 1998
    Gary L. Waterman                                        ----------------