Form 10-Q
period 1998-06-30
MANUFACTURED HOME COMMUNITIES INC
filed 1998-08-11
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

             26,042,803 shares of Common Stock as of July 31, 1998.

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS



                          PART I - FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)


INDEX TO FINANCIAL STATEMENTS

                                                                                                                 Page
                                                                                                                 ----
    Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997......................................    3

    Consolidated Statements of Operations for the six months and quarters ended June 30, 1998 and 1997.........    4

    Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997......................    5

    Notes to Consolidated Financial Statements.................................................................    6


ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................................................    11


                                       PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................................................    18

ITEM 6.    Exhibits and Reports on Form 8-K...................................................................    18

                      MANUFACTURED HOME COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                  June 30,         December 31,
                                                                                    1998               1997
                                                                                -----------        -----------
ASSETS
Investment in rental property:
   Land .................................................................       $   267,780        $   206,375
   Land improvements ....................................................           859,043            612,670
   Buildings and other depreciable property .............................            93,196             90,870
   Advances on rental property acquisitions .............................               980             26,403
                                                                                -----------        -----------
                                                                                  1,220,999            936,318
   Accumulated depreciation .............................................          (101,813)           (89,208)
                                                                                -----------        -----------
     Net investment in rental property ..................................         1,119,186            847,110
Cash and cash equivalents ...............................................             5,853                909
Short-term investments (at cost, which approximates market) .............             7,933                 --
Notes receivable ........................................................            15,567              1,147
Investment in and advances to affiliates ................................             7,950              7,126
Investment in joint ventures ............................................             6,612                 --
Rents receivable ........................................................             1,425                787
Deferred financing costs, net ...........................................             4,502              3,265
Prepaid expenses and other assets .......................................             7,157              4,021
                                                                                -----------        -----------
   Total assets .........................................................       $ 1,176,185        $   864,365
                                                                                ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ...............................................       $   502,917        $   403,656
   Unsecured term loan ..................................................           100,000             60,000
   Unsecured line of credit .............................................           136,000             25,000
   Other notes payable ..................................................             6,488              6,516
   Accounts payable and accrued expenses ................................            24,220             17,197
   Accrued interest payable .............................................             4,955              1,536
   Rents received in advance and security deposits ......................             4,748              2,299
   Distributions payable ................................................            11,715                 55
   Due to affiliates ....................................................               136                 78
                                                                                -----------        -----------
     Total liabilities ..................................................           791,179            516,337

Commitments and contingencies

Minority interests ......................................................            62,915             67,453

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000 shares authorized; none issued                --                 --
   Common stock, $.01 par value
     50,000,000 shares authorized; 26,039,088 and 24,771,180
     shares issued and outstanding for 1998 and 1997, respectively ......               260                248
   Paid-in capital ......................................................           363,666            319,030
   Employee notes .......................................................            (4,727)            (4,967)
   Distributions in excess of accumulated earnings ......................           (37,108)           (33,736)
                                                                                -----------        -----------
     Total stockholders' equity .........................................           322,091            280,575
                                                                                -----------        -----------

   Total liabilities and stockholders' equity ...........................       $ 1,176,185        $   864,365
                                                                                ===========        ===========


    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE SIX MONTHS AND QUARTERS ENDED JUNE 30, 1998 AND 1997
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             For the Six Months Ended           For the Quarters Ended
                                                                     June 30,                          June 30,
                                                             -------------------------        -------------------------
                                                                1998            1997            1998            1997
                                                              --------        --------        --------        --------
REVENUES
     Base rental income ...............................       $ 78,161        $ 50,978        $ 40,953        $ 25,932
     Utility and other income .........................         12,662           5,483           5,951           2,745
     Equity in income of affiliates ...................            324             207             155              99
     Interest income ..................................          1,619           1,246             835             609
                                                              --------        --------        --------        --------
         Total revenues ...............................         92,766          57,914          47,894          29,385
                                                              --------        --------        --------        --------

EXPENSES
     Property operating and maintenance ...............         25,249          15,274          13,137           7,675
     Real estate taxes ................................          7,104           3,914           3,546           1,987
     Property management ..............................          3,465           2,412           1,683           1,191
     General and administrative .......................          2,937           2,212           1,341           1,062
     Interest and related amortization ................         22,520          10,017          12,399           5,196
     Depreciation on corporate assets .................            460             289             166             146
     Depreciation on real estate assets and other costs         12,382           8,034           6,556           4,077
                                                              --------        --------        --------        --------
         Total expenses ...............................         74,117          42,152          38,828          21,334
                                                              --------        --------        --------        --------

     Income before allocation to minority interests ...         18,649          15,762           9,066           8,051

     (Income) allocated to minority interests .........         (3,544)         (1,585)         (1,723)           (798)
                                                              --------        --------        --------        --------
     Net income .......................................       $ 15,105        $ 14,177        $  7,343        $  7,253
                                                              ========        ========        ========        ========

     Net income per common share - basic ..............       $    .60        $    .57        $    .29        $    .29
                                                              ========        ========        ========        ========
     Net income per common share - diluted ............       $    .59        $    .57        $    .28        $    .29
                                                              ========        ========        ========        ========

     Distributions declared per common share
         outstanding ..................................       $  .6725        $    .66        $  .3625        $    .33
                                                              ========        ========        ========        ========

     Weighted average common shares
         outstanding - basic ..........................         25,235          24,777          25,659          24,715
                                                              ========        ========        ========        ========
     Weighted average common shares
         outstanding - diluted (Note 1) ...............         31,549          27,750          32,095          27,660
                                                              ========        ========        ========        ========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                          June 30, 1998     June 30, 1997
                                                                         ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .....................................................       $  15,105        $  14,177
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to minority interests .....................           3,544            1,585
         Depreciation and amortization expense ......................          12,906            8,792
         Equity in income of affiliates .............................            (324)            (207)
         Amortization of deferred compensation and other ............             568              436
         Writeoff of project costs ..................................              --               57
         (Increase) decrease in rents receivable ....................            (638)               6
         (Increase) in prepaid expenses and other assets ............          (3,136)          (1,165)
         Increase in accounts payable and accrued expenses ..........          10,500            2,776
         Increase in rents received in advance and security deposits            2,449            1,527
                                                                            ---------        ---------
     Net cash provided by operating activities ......................          40,974           27,984
                                                                            ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments, net ........................          (7,933)          (1,852)
     Net proceeds from sale of project related assets ...............              --           11,148
     (Contributions to) distributions from affiliates ...............            (500)           1,178
     (Funding) collection on notes receivable .......................         (14,420)             100
     Investment in joint ventures ...................................          (6,612)              --
     Acquisition of rental properties ...............................        (166,097)         (34,649)
     Improvements:
         Improvements - corporate ...................................            (144)            (147)
         Improvements - rental properties ...........................          (3,423)            (966)
         Site development costs .....................................          (2,242)            (904)
                                                                            ---------        ---------
     Net cash used in investing activities ..........................        (201,371)         (26,092)
                                                                            ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of stock options ....................           2,311            1,333
     Distributions to common stockholders and minority interests ....         (11,371)         (17,587)
     Issuance (repurchase) of common stock ..........................          25,273           (7,260)
     Collection of principal payments on employee notes .............             369               58
     Proceeds from line of credit and term loan .....................         173,500           98,900
     Repayments on mortgage notes payable and line of credit ........         (23,292)         (75,747)
     Debt issuance costs ............................................          (1,449)            (300)
                                                                            ---------        ---------
     Net cash provided by (used in) financing activities ............         165,341             (603)
                                                                            ---------        ---------
Net increase (decrease) in cash and cash equivalents ................           4,944            1,289
Cash and cash equivalents, beginning of period ......................             909              324
                                                                            ---------        ---------
Cash and cash equivalents, end of period ............................       $   5,853        $   1,613
                                                                            =========        =========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest ............................       $  18,889        $   9,332
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

   (b)  Earnings Per Common Share

     Earnings per common share are based on the weighted average number of common shares outstanding during each year. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. The conversion of units of limited partnership interest ("OP Units") in MHC Operating Limited Partnership (the "Operating Partnership") has been excluded from the basic earnings per share calculation because of certain restrictions on conversion. The conversion of an OP Unit to common stock will have no effect on earnings per common share since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock. The following table sets forth the computation of basic and diluted earnings per share for the six months and quarters ended June 30, 1998 and 1997:

                                                 For the Six Months Ended    For the Quarters Ended
                                                          June 30,                  June 30,
                                                 ------------------------    ----------------------
                                                  1998          1997          1998          1997
                                                 -------       -------       -------       -------
Numerator:
   Net income ..............................     $15,105       $14,177       $ 7,343       $ 7,253
   Income allocated to minority interests...       3,544         1,585         1,723           798
                                                 -------       -------       -------       -------
   Numerator for diluted earnings per
     share - income available to common
     shareholders after assumed
     conversions ...........................     $18,649       $15,762       $ 9,066       $ 8,051
                                                 =======       =======       =======       =======

Denominator:
   Weighted average shares outstanding .....      25,235        24,777        25,659        24,715
   Weighted average OP Units outstanding
     assuming conversion ...................       5,927         2,715         6,020         2,715
   Employee stock options ..................         387           258           416           230
                                                 -------       -------       -------       -------
   Denominator for diluted earnings per
     share - adjusted weighted average
     shares and assumed conversions ........      31,549        27,750        32,095        27,660
                                                 =======       =======       =======       =======

                       MANUFACTURED HOME COMMUNITIES, INC.


NOTE 2 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 10, 1998 and July 10, 1998, the Company paid a $.3625 per share distribution for the quarters ended March 31, 1998 and June 30, 1998, respectively, to stockholders of record on March 27, 1998 and June 26, 1998, respectively.

     In the first quarter of 1998, the Company, as general partner of the Operating Partnership, approved the admission of new limited partners to the Operating Partnership in connection with certain acquisitions of rental property and investments in joint ventures (see Note 4). The new limited partners received OP Units which are exchangeable on a one-for-one basis for shares of the Company's common stock.

     On April 23, 1998, the Company completed an offering of 1,048,059 shares of common stock (the "Unit Trust Offering") and sold the shares to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Underwriter"). The offering price per share was $25.4375, the closing price on April 23, 1998, resulting in gross offering proceeds of approximately $26.7 million. Net of the underwriter's discount and offering expenses, the Company received approximately $25 million. The Underwriter deposited the shares of common stock with the trustee of the Equity Investor Fund Cohen & Steers Realty Majors Portfolio, a unit investment trust (the "Trust"), in exchange for units in the Trust.

NOTE 3 - RENTAL PROPERTY

     On September 4, 1997, the Company entered into a portfolio purchase agreement to acquire 38 manufactured home communities (the "Ellenburg Communities") from partnerships having Ellenburg Capital Corporation ("ECC") as the general partner for a purchase price in excess of $300 million. In December 1997, the Company closed on the acquisition of seventeen of the Ellenburg Communities for an aggregate purchase price of approximately $149 million. During the six months ended June 30, 1998, the Company closed on the acquisition of ten additional Ellenburg Communities for an aggregate purchase price of approximately $92 million and gained control of an additional nine Ellenburg Communities with acquisition advances of approximately $85 million to the partnerships which own such Ellenburg Communities. In addition, the Company funded a loan on one Ellenburg Community for approximately $16.4 million, the terms of which result in effective ownership of the community. For financial accounting purposes, this loan will be accounted for as an investment in real estate. The Company funded the acquisition advances with borrowings under the Company's line of credit.

     In connection with the supplemental agreement entered into in December 1997 (the "Supplemental Agreement"), on February 12, 1998, the Company exercised its right of first refusal to purchase five of the Ellenburg Communities. A third party, backed by one of the Company's competitors, has appealed certain orders of the Superior Court for the State of California, County of Los Angeles (the "California Court") related to the Company's acquisition of the Ellenburg Communities. The third party originally requested the California Court to stay all of its proceedings and the Company's acquisition of the Ellenburg Communities pending such appeal. The California Court denied this motion. The third party then filed a writ of supersedeas with the California appellate court seeking a stay of the California Court's orders and related transactions pending appeal. The appellate court also refused to issue a stay and denied the writ of supersedeas. The Company's request for dismissal was denied. The Company does not expect the appeals to be successful, or if successful, to have a material impact on the Company's acquisition of the Ellenburg Communities. On July 6, 1998, the Company received approximately $10.4 million, including approximately $297,000 of interest income, which was being held subject to the completion of due diligence procedures on the Ellenburg Communities. The persons appointed to windup the affairs of ECC agreed to the release of such funds subject to retaining the right to further review the Company's requested due diligence adjustments.

                       MANUFACTURED HOME COMMUNITIES, INC.

     On January 8, 1998, the Company acquired Quail Meadows, located in Riverbank, California, for a purchase price of approximately $4.7 million. The acquisition was funded with a borrowing under the Company's line of credit. Quail Meadows consists of approximately 146 developed sites.

     On April 30, 1998, the Company acquired Sherwood Forest RV Resort, located adjacent to one of the Ellenburg Communities in Kissimmee, Florida, for a purchase price of approximately $7.0 million. The acquisition was funded with a borrowing under the Company's line of credit. Sherwood Forest RV Resort consists of approximately 512 developed sites and a 33 acre expansion parcel.

     On May 14, 1998, the Company acquired Casa Del Sol III, located adjacent to one of the Company's communities in Peoria, Arizona, for a purchase price of approximately $9.8 million. The acquisition was funded with a borrowing under the Company's line of credit. Casa Del Sol III consists of 238 developed sites.

     On June 4, 1998, the Company entered into a joint venture agreement with Wolverine Investors L.L.C. to acquire eighteen manufactured home communities (the "College Heights Communities"). The aggregate purchase price for the College Heights Communities was approximately $89 million. The Company contributed approximately $19 million to the joint venture, Wolverine Investors L.L.C. contributed approximately $2.0 million to the joint venture and the remainder of the acquisition was funded with a borrowing from a bank of approximately $68 million. The Company's $19 million contribution to the joint venture was funded with a borrowing under the Company's line of credit.

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

NOTE 4 - INVESTMENT IN JOINT VENTURE

     On March 18, 1998, the Company formed Trails Associates, LLC, an approximately 50% joint venture investment with Meadows Management Company to own two manufactured home communities known as "Plantation on the Lake" and "Trails West", for approximately $6.4 million. Plantation on the Lake is located in Riverside, California and consists of 385 developed sites and 122 expansion sites. Trails West is located in Tucson, Arizona and consists of 488 developed sites and 294 expansion sites. The Company's investment was funded with a $3.9 million borrowing under the Company's line of credit and with the issuance of approximately $2.5 million in OP Units.

NOTE 5 - NOTES RECEIVABLE

     At June 30, 1998 and December 31, 1997, the Company had approximately $15.6 million and $1.1 million in notes receivable, respectively. The Company has $1.1 million in purchase money notes with monthly principal and interest payments at 7.0%, maturing on July 31, 2001. On January 6, 1998, the Company funded a $12.3 million loan (the "Meadows Loan") to Meadows Preservation, Inc. The Meadows Loan is collateralized by "The Meadows" manufactured home community located in Palm Beach Gardens, Florida, bears interest at a nominal rate of 9%, subject to adjustment based on cash flow of the property. The Meadows Loan matured on July 31, 1998, however, the Company and the borrower have agreed to extend said maturity date. On May 12, 1998, the Company entered into an agreement to loan $5.9 million to Trails Associates, LLC (the "Trails West Loan") for development of the property known as Trails West. On May 12, 1998, the Company funded $1,750,000 under the loan. This $1,750,000 portion of the Trails West Loan is collateralized by the property known as Trails West, bears interest at the prime rate of 8.5% and matures on June 1, 2003. The Meadows Loan and the Trails West Loan were funded with borrowings under the Company's line of credit.

                       MANUFACTURED HOME COMMUNITIES, INC.


NOTE 6 - LONG-TERM BORROWINGS

     As of June 30, 1998 and December 31, 1997, the Company had outstanding mortgage indebtedness of approximately $502.9 million and $403.7 million, respectively, encumbering 74 and 43 of the Company's properties, respectively. As of June 30, 1998 and December 31, 1997, the carrying value of such properties was approximately $641 million and $493 million, respectively.

     The outstanding indebtedness consists in part of a $265.0 million mortgage note (the "Mortgage Debt") collateralized by 29 properties beneficially owned by MHC Financing Limited Partnership. The Mortgage Debt has a maturity date of January 2, 2028 and pays interest at 7.015%. There is no principal amortization until February 1, 2008, after which principal and interest are paid from available cash flow and the interest rate is reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. In connection with the acquisition of the College Heights Communities, the joint venture formed by the Company and Wolverine Investors L.L.C. borrowed approximately $68 million at an interest rate of 7.19%, maturing July 1, 2008. The Company also has outstanding debt on 13 properties in the aggregate amount of approximately $76 million, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. In addition, the Company recorded a $2.4 million loan in connection with a direct financing lease entered into in May 1997. Scheduled maturities for the outstanding indebtedness, excluding the Mortgage Debt, are at various dates through November 30, 2020, and fixed interest rates range from 7.25% to 9.05%.

     The Company has an unsecured line of credit with a bank (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. On April 28, 1998, the Company amended the Credit Agreement, increasing the line of credit from $100 million to $150 million. The Company pays a fee on the average unused amount of such credit equal to 0.125% of such amount. As of June 30, 1998, $136 million was outstanding under the line of credit. The Company paid fees related to the amendment which were immaterial.

     The Company has a term loan (the "Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. On April 28, 1998, the Company amended the Loan to increase the borrowing from $60 million to $100 million. The Loan matures on April 3, 2000 and may be extended to April 3, 2002. The Company used the $40.0 million in proceeds to repay a portion of the $50 million previously borrowed on April 7, 1998 under the facility. The Company paid fees related to this amendment which were immaterial.

     The Company has approximately $6.5 million of installment notes payable, secured by a letter of credit with interest rates of 7.5%, maturing September 1, 2002. Approximately $5.3 million of the notes pay principal annually and interest quarterly and the remaining $1.3 million of the notes pay interest quarterly.

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The cost of the 1998 Swap consisted only of legal costs which were deemed immaterial. The value of the 1998 Swap is impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on June 30, 1998, the applicable LIBOR swap rate would have been 5.9%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 versus its current value by approximately $42,000.

NOTE 7 - STOCK OPTIONS

     Pursuant to the Amended and Restated 1992 Stock Option and Stock Award Plan as discussed in Note 12 to the 1997 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the six months ended June 30, 1998, Options for 96,621 shares of common stock were exercised.

                       MANUFACTURED HOME COMMUNITIES, INC.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The residents of DeAnza Santa Cruz, a Property located in Santa Cruz, California (the "City") previously brought several actions opposing certain fees and charges in connection with water service at the Property, specifically opposing a monthly "readiness to serve" charge. One group of residents, who have elected to be covered under the City's rent control ordinance ("Ordinance"), had their case heard before the City's rent control board. On June 29, 1995, the City's hearing officer found that the Company may charge only its actual costs. The Company believes its actual costs exceed the amount of the monthly readiness to serve charge and has appealed this decision and filed an application with the California Public Utilities Commission requesting the Commission to set cost based rates for water at this Property. In connection with the hearing officer's decision, the residents were awarded costs of approximately $50,000 and the Company has rebated the readiness to serve charge collected since its acquisition of the Property in August, 1994. During 1998, the court of appeals upheld the residents' statutory interpretation regarding imposition of the "readiness to serve" charge, but upheld the Company's calculation of the amounts rebated. The appeals court also reversed the prior award of costs in favor of the residents and rewarded for further determination by the trial court regarding costs and attorneys' fees. The impact of this decision on the financial condition or results of operations of the Company is not expected to be material.

     The Santa Cruz Homeowners Association ("HOA"), representing approximately fifteen residents not covered by the Ordinance, separately filed suit in the Superior Court of the State of California (Case Number 128001) opposing the same fees and charges in connection with water service and seeking damages, including punitive damages, arising out of the imposition of the readiness to serve charge. The trial court during 1998 allowed a motion by the HOA to allow it to represent all residents of the property and set the trial in the matter for July 1998. The Company intends to vigorously defend itself in the matter.

     On September 29, 1995, the United States Environmental Protection Agency ("USEPA") issued its Findings of Violations and Order for Compliance with respect to the National Pollution Discharge Elimination System ("NPDES") Permit governing the operation of the onsite waste water treatment plant at one of the Properties. On October 6, 1995, the USEPA issued its Findings of Violation and Order for Compliance with respect to the NPDES Permit governing the operation of the onsite waste water treatment plant at another of the Properties. Applicable law provides for fines and penalties for these violations. USEPA continues to threaten the imposition of fines, penalties and further legal proceedings regarding these matters. Notwithstanding, the Company believes it complied with one order by connecting to the local municipal waste water system in 1997 and has completed upgrades to the waste water treatment plant at the other Property during 1998 to further comply with the remaining order.

     The Company is involved in various other legal proceedings arising in the ordinary course of business. All proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.

                       MANUFACTURED HOME COMMUNITIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the six months and quarters ended June 30, 1998 compared to the corresponding period in 1997. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 1997 Form 10-K.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30,
1997

     The Company's gross investment in rental property has increased from $630 million as of June 30, 1997 to $1.2 billion as of June 30, 1998 due to the following acquisitions (collectively, the "Acquisition Properties"): (i) a portfolio of eighteen manufactured home communities and two commercial properties (collectively, the "MPW Properties") on August 29, 1997; (ii) Arrowhead Village on September 16, 1997; (iii) the Ellenburg Communities on December 18, 1997 and during the first six months of 1998; (iv) Quail Meadows on January 8, 1998; (v) Sherwood Forest RV Park on April 30, 1998, and (vi) the College Heights Communities on June 4, 1998. The total number of sites owned or controlled has increased from 28,168 as of June 30, 1997 to 53,220 as of June 30, 1998.

     The following table summarizes certain weighted average occupancy statistics for the quarters ended June 30, 1998 and 1997. "Core Portfolio" represents an analysis of properties owned as of the beginning of both periods of comparison.

                                      Core Portfolio               Total Portfolio
                                 ----------------------        ----------------------
                                   1998           1997           1998           1997
                                 -------        -------        -------        -------

Total sites                       27,453         27,456         42,912         28,111
Occupied sites                    26,043         25,957         40,572         26,562
Occupancy %                         94.9%          94.5%          94.5%          94.5%
Monthly base rent per site       $   335        $   322        $   336        $   325


     Base rental income ($41.0 million) increased $15.0 million or 58%. For the Core Portfolio, base rental income increased approximately $1.1 million or 4.2%, reflecting a 4.1% increase in base rental rates and a 0.1% increase related to occupancy. The remaining $13.9 million increase in base rental income was attributed to the Acquisition Properties.

     Monthly base rent per site for the total portfolio increased 3.4%, reflecting a 4.0% increase in monthly base rent per site for the Core Portfolio, partially offset by lower monthly base rents for the Acquisition Properties. Average monthly base rent per site for the Acquisition Properties was $340 for the quarter ended June 30, 1998.

     Weighted average occupancy remained stable with a 0.4% increase at the Core Portfolio offset by decreased occupancy at the Acquisition Properties.

     Utility and other income ($6.0 million) increased $3.2 million or 115%, with $3.1 million attributed to the Acquisition Properties, including $1.4 million of RV income. The remaining $100,000 increase reflected increased utility income and real estate tax pass-ons at the Core Portfolio.

                       MANUFACTURED HOME COMMUNITIES, INC.


     Interest income ($835,000) increased $226,000 or 37%, primarily due to the one-time recognition of interest earned on notes receivable related to the Ellenburg Communities, interest earned on the Meadows Loan and an increase in interest earned on short-term investments. Short-term investments had average balances for the quarters ended June 30, 1998 and 1997 of approximately $10.5 million and $3.2 million, respectively, which earned interest income at an effective rate of 5.4% and 5.3% per annum, respectively. As of June 30, 1998, the Company had cash and cash equivalents and short-term investments of $13.8 million.

     Property operating and maintenance expenses ($13.1 million) increased $5.5 million or 71%. Approximately $5.4 million of the increase was attributed to the Acquisition Properties. The remaining increase was due to increased payroll expense and insurance and other expenses, partially offset by decreased repairs and maintenance expense, utility expense, and property general and administrative expenses at the Core Portfolio. Property operating and maintenance expenses represented 27.4% of total revenues in 1998 and 26.5% in 1997.

     Real estate taxes ($1.9 million) increased $1.6 million or 79% attributed to the Acquisition Properties. Real estate taxes represented 7.4% of total revenues in 1998 and 6.8% in 1997.

     Property management expenses ($1.7 million) increased $492,000 or 41%. The increase was primarily due to the addition of a regional office in San Jose, California and an increase in management company payroll. Property management expenses represented 3.5% of total revenues in 1998 and 4.1% in 1997.

     General and administrative expense ("G&A") ($1.3 million) increased $279,000 or 26%. The increase was primarily due to increased payroll resulting from salary increases and increased public company related expenses. G&A represented 2.8% of total revenues in 1998 and 3.6% in 1997.

     Interest and related amortization ($12.4 million) increased $7.2 million or 139%. The increase was due to higher weighted average outstanding debt balances during the period, as well as a slightly increased effective interest rate. The weighted average outstanding debt balances for the quarters ended June 30, 1998 and 1997 were $670.1 million and $274.7 million, respectively. The effective interest rates were 7.3% and 6.9%, respectively. Interest and related amortization represented 25.9% of total revenues in 1998 and 17.7% in 1997.

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The cost of the 1998 Swap consisted only of legal costs which were deemed immaterial. The value of the 1998 Swap is impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on June 30, 1998, the applicable LIBOR swap rate would have been 5.9%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap versus its current value by approximately $42,000.

     Depreciation on corporate assets ($166,000) increased $20,000 or 14% due to fixed asset additions in 1997 associated with information systems. Depreciation on corporate assets represented 0.3% of total revenues in 1998 and 0.5% in 1997.

     Depreciation on real estate assets and other costs ($6.6 million) increased $2.5 million or 61% as a result of the Acquisition Properties. Depreciation on real estate assets and other costs represented 13.7% of total revenues in 1998 and 13.9% in 1997.

                       MANUFACTURED HOME COMMUNITIES, INC.


COMPARISON OF  SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997

     The following table summarizes certain weighted average occupancy statistics for the six months ended June 30, 1998 and 1997. "Core Portfolio" represents an analysis of properties owned as of the beginning of both periods of comparison.

                                               Core Portfolio                     Total Portfolio
                                        ------------------------------       ---------------------------
                                           1998               1997              1998           1997
                                        ------------        ----------       -----------    ------------

     Total sites                           27,452              27,410           41,189         27,776
     Occupied sites                        26,067              25,944           39,044         26,286
     Occupancy %                            95.0%               94.7%            94.8%          94.6%
     Monthly base rent per site              $334                $321             $334           $323


     Base rental income ($78.2 million) increased $27.2 million or 53%. For the Core Portfolio, base rental income increased approximately $2.2 million or 4.4%, reflecting a 4.1% increase in base rental rates and a 0.3% increase related to occupancy. The remaining $25.0 million increase was attributed to the Acquisition Properties, and California Hawaiian acquired on March 14, 1997, Golf Vista Estates, acquired on March 27, 1997 and Golden Terrace South, acquired on May 30, 1997.

     Monthly base rent per site for the total portfolio increased 2.5%, reflecting a 3.4% increase in monthly base rent per site for the Core Portfolio, partially offset by lower monthly base rents for the Acquisition Properties. Average monthly base rent per site for the Acquisition Properties was $333 for the six months ended June 30, 1998.

     Weighted average occupancy increased 0.3% due to increased occupancy at the expansion communities and the addition of the Acquisition Properties to the portfolio with higher occupancy percentages.

     Utility and other income ($12.7 million) increased $7.2 million or 131%, with $7.0 million attributed to the Acquisition Properties, including $3.4 million of RV income. The remaining $200,000 increase reflected increased utility income and real estate tax pass-ons at the Core Portfolio.

     Interest income ($1.6 million) increased $373,000 or 30%, primarily due to the one-time recognition of interest earned on notes receivable related to the Ellenburg Communities, interest earned on the Meadows Loan and an increase in interest earned on short-term investments. Short-term investments had average balances for the six months ended June 30, 1998 and 1997 of approximately $9.2 million and $4.2 million, respectively, which earned interest income at an effective rate of 5.5% and 5.3% per annum, respectively.

     Property operating and maintenance expenses ($25.2 million) increased $10.0 million or 65%. The increase was attributed to the Acquisition Properties. Property operating and maintenance expense at the Core Portfolio remained stable with increased payroll expense, general and administrative expense and insurance and other expenses, offset by decreased repairs and maintenance expense and utility expense. Property operating and maintenance expenses represented 27.2% of total revenues in 1998 and 26.4% in 1997.

     Real estate taxes ($7.1 million) increased $3.2 million or 82% with $3.1 million attributed to the Acquisition Properties. The remaining $100,000 increase reflected increased rates at the Core Portfolio. Real estate taxes represented 7.7% of total revenues in 1998 and 6.8% in 1997.

                       MANUFACTURED HOME COMMUNITIES, INC.


     Property management expenses ($3.5 million) increased $1.1 million or 44%. The increase was primarily due to the addition of a regional office in San Jose, California and an increase in management company payroll. Property management expenses represented 3.7% of total revenues in 1998 and 4.2% in 1997.

     G&A ($2.9 million) increased $725,000 or 33%. The increase was primarily due to increased payroll resulting from salary increases, increased professional fees and public company related expenses. G&A represented 3.2% of total revenues in 1998 and 3.8% in 1997.

     Interest and related amortization ($22.5 million) increased $12.5 million or 125%. The increase was due to higher weighted average outstanding debt balances during the period, as well as a slightly increased effective interest rate. The weighted average outstanding debt balances for the six months ended June 30, 1998 and 1997 were $604.9 million and $263.0 million, respectively. The effective interest rates were 7.3% and 7.1%, respectively. Interest and related amortization represented 24.3% of total revenues in 1998 and 13.9% in 1997.

     Depreciation on corporate assets ($460,000) increased $171,000 or 59% due to fixed asset additions in 1997 associated with information systems. Depreciation on corporate assets represented 0.5% of total revenues in both 1998 and 1997.

     Depreciation on real estate assets and other costs ($12.4 million) increased $4.3 million or 54% as a result of the Acquisition Properties. Depreciation on real estate assets and other costs represented 13.3% of total revenues in 1998 and 13.9% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $4.9 million when compared to December 31, 1997. The major components of this increase were increased cash provided by operating activities and borrowings from the line of credit, partially offset by the purchase of short-term investments, funding of notes receivable, the acquisitions of Quail Meadows, Sherwood Forest RV Park, Casa del Sol III and the College Heights Communities (collectively, the "1998 Acquisitions"), additional acquisition advances related to the Ellenburg Communities and the investment in Plantation on the Lake and Trails West.

     Net cash provided by operating activities increased $13.0 million from $28.0 million for the six months ended June 30, 1997 to $41.0 million for the six months ended June 30, 1998. This increase reflected a $7.2 million increase in funds from operations ("FFO"), as discussed below, and increased accounts payable accruals related to real estate taxes of $4.2 million, interest on notes payable of $3.4 million and other accruals related to the 1998 Acquisitions, partially offset by increased rents receivables.

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

                       MANUFACTURED HOME COMMUNITIES, INC.


     The following table presents a calculation of FFO and FAD for the quarters and six months ended June 30, 1998 and 1997:

                                                        For the Quarters Ended         For the Six Months Ended
                                                              June 30,                        June 30
                                                         1998            1997            1998            1997
                                                       --------        --------        --------        --------
Computation of funds from operations:
   Income before allocation to minority
     interests .................................       $  9,066        $  8,051        $ 18,649        $ 15,762
  Depreciation on real estate assets and
     other costs ...............................          6,556           4,077          12,382           8,034
                                                       --------        --------        --------        --------
  Funds from operations ........................       $ 15,622        $ 12,128        $ 31,031        $ 23,796
                                                       ========        ========        ========        ========

Computation of funds available for distribution:
  Funds from operations ........................       $ 15,622        $ 12,128        $ 31,031        $ 23,796
  Non-revenue producing improvements-
     rental properties .........................         (2,506)           (461)         (3,423)           (966)
                                                       --------        --------        --------        --------
  Funds available for distribution .............       $ 13,116        $ 11,667        $ 27,608        $ 22,830
                                                       ========        ========        ========        ========

     Net cash used in investing activities increased $175 million from $26.1 million for the six months ended June 30, 1997 to $201.4 million for the six months ended June 30, 1998 primarily due to the purchase of short-term investments, the funding of the Meadows Loan, increased payments for acquisitions and the investment in Plantation on the Lake and Trails West in 1998, increased payments for recurring improvements to rental properties due to the acquisitions, increased payments for site development due to additional expansion activity in 1998 and the one-time collection of proceeds from the sale of project related assets in 1997.

     On September 4, 1997, the Company entered into a portfolio purchase agreement to acquire 38 manufactured home communities (the "Ellenburg Communities") from partnerships having Ellenburg Capital Corporation ("ECC") as the general partner for a puchase price in excess of $300 million. In December 1997, the Company closed on the acquisition of seventeen of the Ellenburg Communities for an aggregate purchase price of approximately $149 million. During the six months ended June 30, 1998, the Company closed on the acquisition of ten additional Ellenburg Communities for an aggregate purchase price of approximately $92 million and gained control of an additional nine Ellenburg Communities with acquisition advances of approximately $85 million to the partnerships which own such Ellenburg Communities. In addition, the Company funded a loan on one Ellenburg Community for approximately $16.4 million, the terms of which result in effective ownership of the community. For financial accounting purposes, this loan will be accounted for as an investment in real estate. The Company funded the acquisition advances with borrowings under the Company's line of credit. In connection with the supplemental agreement entered into in December 1997 (the "Supplemental Agreement"), on February 12, 1998, the Company exercised its right of first refusal to purchase five of the Ellenburg Communities. A third party, backed by one of the Company's competitors, has appealed certain orders of the Superior Court for the State of California, County of Los Angeles (the "California Court") related to the Company's acquisition of the Ellenburg Communities. The third party originally requested the California Court to stay all of its proceedings and the Company's acquisition of the Ellenburg Communities pending such appeal. The California Court denied this motion. The third party then filed a writ of supersedeas with the California appellate court seeking a stay of the California Court's orders and related transactions pending appeal. The appellate court also refused to issue a stay and denied the writ of supersedeas. The Company's request for dismissal was denied. The Company does not expect the appeals to be successful, or if successful, to have a material impact on the Company's acquisition of the Ellenburg Communities.

                       MANUFACTURED HOME COMMUNITIES, INC.


     On July 6, 1998, the Company received approximately $10.4 million, including approximately $297,000 of interest income, which was being held subject to the completion of due diligence procedures on the Ellenburg Communities. The persons appointed to windup the affairs of ECC agreed to the release of such funds subject to retaining the right to further review the Company's requested due diligence adjustments.

     On January 6, 1998, the Company funded a $12.3 million loan (the "Meadows Loan") to Meadows Preservation, Inc. The Meadows Loan is collateralized by "The Meadows" manufactured home community located in Palm Beach Gardens, Florida, bears interest at a nominal rate of 9%, subject to adjustment based on cash flow of the property. The Meadows Loan matured on July 31, 1998, however, the Company and the borrower have agreed to extend said maturity date.

     On January 8, 1998, the Company acquired Quail Meadows, located in Riverbank, California, for a purchase price of approximately $4.7 million. The acquisition was funded with a borrowing under the Company's line of credit. Quail Meadows consists of approximately 146 developed sites.

     On March 18, 1998, the Company formed Trails Associates, LLC, an approximately 50% joint venture investment with Meadows Management Company to own two manufactured home communities known as "Plantation on the Lake" and "Trails West", for approximately $6.4 million. Plantation on the Lake is located in Riverside, California and consists of 385 developed sites and 122 expansion sites. Trails West is located in Tucson, Arizona and consists of 488 developed sites and 294 expansion sites. The Company's investment was funded with a $3.9 million borrowing under the Company's line of credit and with the issuance of approximately $2.5 million in OP Units.

     On April 30, 1998, the Company acquired Sherwood Forest RV Resort, located adjacent to one of the Ellenburg Communities in Kissimmee, Florida, for a purchase price of approximately $7.0 million. The acquisition was funded with a borrowing under the Company's line of credit. Sherwood Forest RV Resort consists of approximately 512 developed sites and 144 expansion sites.

     On May 14, 1998, the Company acquired Casa del Sol III, located adjacent to one of the Company's communities in Peoria, Arizona, for a purchase price of approximately $9.8 million. The acquisition was funded with a borrowing under the Company's line of credit. Casa Del Sol III consists of 238 developed sites.

     On June 4, 1998, the Company entered into a joint venture agreement with Wolverine Investors L.L.C. to acquire eighteen manufactured home communities (the "College Heights Communities"). The aggregate purchase price for the College Heights Communities was approximately $89 million. The Company contributed approximately $19 million to the joint venture, Wolverine Investors L.L.C. contributed approximately $2.0 million to the joint venture and the remainder of the acquisition was funded with a borrowing from a bank of approximately $68 million. The Company's $19 million contribution to the joint venture was funded with a borrowing under the Company's line of credit.

     Capital expenditures for improvements were approximately $5.8 million for the six months ended June 30, 1998 compared to $2.0 million for the six months ended June 30, 1997. Of the $5.8 million, approximately $3.4 million represented improvements to existing sites. The Company anticipates spending approximately $3.1 million on improvements to existing sites during the remainder of 1998. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maximize rental rates charged to new and renewing residents. The remaining $2.4 million represented costs to develop expansion sites at certain of the Company's properties and other corporate headquarter costs.

                       MANUFACTURED HOME COMMUNITIES, INC.


     Net cash provided by financing activities increased $165.9 million from $603,000 used in financing activities for the six months ended June 30, 1997 to $165.3 million provided by financing activities for the six months ended June 30, 1998 primarily due to additional borrowings under the line of credit, a borrowing with a bank for the acquisition of the College Heights Communities, the issuance of common stock in the second quarter of 1998, and a decrease in distributions paid in the first six months of 1998.

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

                     10 Second Amended and Restated 1992 Stock Option and Stock Award Plan


                     27       Financial Data Schedule

                  (b)      Reports on Form 8-K:

                              Form 8-K dated June 4, 1998, filed June 18, 1998, relating to Item 2 "Acquisition of Assets" and
                              Item 7 "Financial Statements and Exhibits" on the acquisition of the College Height Communities.

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



DATE:  August 6, 1998