Form 10-Q
period 1998-09-30
MANUFACTURED HOME COMMUNITIES INC
filed 1998-11-09
CIK 895417

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

           26,111,223 shares of Common Stock as of October 30, 1998.

                      MANUFACTURED HOME COMMUNITIES, INC.

                               TABLE OF CONTENTS



                         PART I - FINANCIAL STATEMENTS

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)


INDEX TO FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----
  Consolidated Balance Sheets as of September 30, 1998
    and December 31, 1997...........................................     3

  Consolidated Statements of Operations for the nine months
    and quarters ended September 30, 1998 and 1997..................     4

  Consolidated Statements of Cash Flows for the nine months ended
    September 30, 1998 and 1997.....................................     5

  Notes to Consolidated Financial Statements........................     6


ITEM 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    11



                          PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings.........................................    20

ITEM 6.   Exhibits and Reports on Form 8-K..........................    20

                      MANUFACTURED HOME COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                        September 30,   December 31,
                                                                            1998            1997
                                                                       --------------- -------------
ASSETS
Investment in rental property:
  Land................................................................     $  271,956     $ 206,375
  Land improvements...................................................        860,995       612,670
  Buildings and other depreciable property............................         94,967        90,870
  Advances on rental property acquisitions............................          2,866        26,403
                                                                           ----------     ---------
                                                                            1,230,784       936,318
  Accumulated depreciation............................................       (109,455)      (89,208)
                                                                           ----------     ---------
    Net investment in rental property.................................      1,121,329       847,110
Cash and cash equivalents.............................................          4,089           909
Short-term investments (at cost, which approximates market)...........          2,366           ---
Notes receivable......................................................         15,639         1,147
Investment in and advances to affiliates..............................          5,950         7,126
Investment in joint ventures..........................................          7,527           ---
Rents receivable......................................................          1,133           787
Deferred financing costs, net.........................................          4,463         3,265
Prepaid expenses and other assets.....................................          7,279         4,021
                                                                           ----------     ---------
  Total assets........................................................     $1,169,775     $ 864,365
                                                                           ==========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable..............................................     $  501,352     $ 403,656
  Unsecured term loan.................................................        100,000        60,000
  Unsecured line of credit............................................        121,500        25,000
  Other notes payable.................................................          5,167         6,516
  Accounts payable and accrued expenses...............................         35,646        17,197
  Accrued interest payable............................................          4,963         1,536
  Rents received in advance and security deposits.....................          6,900         2,299
  Distributions payable...............................................         11,757            55
  Due to affiliates...................................................            153            78
                                                                           ----------     ---------
   Total liabilities..................................................        787,438       516,337

Commitments and contingencies.........................................

Minority interests....................................................         68,758        67,453


Stockholders' equity:
  Preferred stock, $.01 par value; 10,000 shares authorized; none issued          ---           ---
  Common stock, $.01 par value
   50,000,000 shares authorized; 26,111,223 and 24,771,180
   shares issued and outstanding for 1998 and 1997, respectively......            260           248
  Paid-in capital.....................................................        357,755       319,030
  Employee notes......................................................         (4,695)       (4,967)
  Distributions in excess of accumulated earnings.....................        (39,741)      (33,736)
                                                                           ----------     ---------
    Total stockholders' equity........................................        313,579       280,575
                                                                           ----------     ---------
  Total liabilities and stockholders' equity..........................     $1,169,775     $ 864,365
                                                                           ==========     =========

    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS AND QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                     For the Nine Months Ended     For the Quarters Ended
                                                           September 30,               September 30,
                                                    ---------------------------   ------------------------
                                                        1998             1997        1998          1997
                                                    -----------       ---------   ----------    ----------
REVENUES
  Base rental income................................$ 121,625        $  78,439    $  43,466     $  27,461
  Utility and other income..........................   18,567            8,447        5,902         2,964
  Equity in income of affiliates....................      650              511          326           304
  Interest income...................................    2,734            1,670        1,115           424
                                                     --------        ---------    ---------     ---------
     Total revenues.................................  143,576           89,067       50,809        31,153
                                                     --------        ---------    ---------     ---------

EXPENSES
  Property operating and maintenance................   39,145           23,520       13,894         8,246
  Real estate taxes.................................   10,863            5,966        3,761         2,052
  Property management...............................    5,293            3,649        1,828         1,237
  General and administrative........................    4,240            3,241        1,302         1,029
  Interest and related amortization.................   36,178           15,573       13,659         5,556
  Depreciation on corporate assets..................      695              437          235           148
  Depreciation on real estate assets and other costs   20,072           12,136        7,690         4,102
                                                     --------        ---------    ---------     ---------
     Total expenses.................................  116,486           64,522       42,369        22,370
                                                     --------        ---------    ---------     ---------

  Income before allocation to minority interests....   27,090           24,545        8,440         8,783


  (Income) allocated to minority interests..........   (5,147)          (2,695)      (1,603)       (1,141)
                                                     --------        ---------    ---------     ---------

  Net income........................................ $ 21,943        $  21,850    $   6,837     $   7,642
                                                     ========        =========    =========     =========

  Net income per common share - basic............... $    .86        $     .88    $     .26     $     .31
                                                     ========        =========    =========     =========
  Net income per common share - diluted............. $    .85        $     .88    $     .26     $     .31
                                                     ========        =========    =========     =========

  Distributions declared per common share
     outstanding.................................... $ 1.0875        $     .99    $   .3625     $     .33
                                                     ========        =========    =========     =========

  Weighted average common shares
     outstanding - basic............................   25,488           24,709       25,988        24,575
                                                     ========        =========    =========     =========
  Weighted average common shares
     outstanding - diluted (Note 1).................   31,801           28,078       32,339        28,735
                                                     ========        =========    =========     =========

    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                      For the Nine Months
                                                                      Ended September 30,
                                                                       1998         1997
                                                                     ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................    $ 21,943    $ 21,850
  Adjustments to reconcile net income to
   cash provided by operating activities:
     Income allocated to minority interests.......................       5,147       2,695
     Depreciation and amortization expense........................      20,919      13,630
     Equity in income of affiliates...............................        (650)       (511)
     Amortization of deferred compensation and other..............         852         654
     Writeoff of project costs....................................         ---        (258)
     (Increase) in rents receivable...............................        (346)        (22)
     (Increase) in prepaid expenses and other assets..............      (2,543)       (719)
     Increase in accounts payable and accrued expenses............      21,951       5,113
     Increase in rents received in advance and security deposits..       4,601       2,407
                                                                      --------    --------
  Net cash provided by operating activities.......................      71,874      44,839
                                                                      --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments, net.........................      (2,366)       (848)
  Net proceeds from sale of project related assets................         ---      11,148
  Distributions from affiliates...................................       1,826         670
  Funding of notes receivable.....................................     (14,492)    (18,528)
  Investment in joint ventures....................................      (7,527)     14,438
  Acquisition of rental properties................................    (173,088)    (93,498)
  Improvements:
     Improvements - corporate.....................................        (367)       (221)
     Improvements - rental properties.............................      (5,325)     (2,469)
     Site development costs.......................................      (3,477)     (1,647)
                                                                      --------    --------
  Net cash used in investing activities...........................    (204,816)    (90,955)
                                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options......................      1,836       1,831
  Distributions to common stockholders and minority interests......    (23,151)    (26,630)
  Issuance (repurchase) of common stock............................     25,536      (7,260)
  Collection of principal payments on employee notes...............        401          89
  Proceeds from mortgage notes payable, line of credit and term loan   175,679     171,603
  Repayments on mortgage notes payable and line of credit..........    (42,601)    (93,128)
  Debt issuance costs..............................................     (1,578)       (300)
                                                                      --------    --------
  Net cash provided by (used in) financing activities..............    136,122      46,205
                                                                      --------    --------
Net increase (decrease) in cash and cash equivalents..............       3,180          89
Cash and cash equivalents, beginning of period....................         909         324
                                                                      --------    --------
Cash and cash equivalents, end of period..........................    $  4,089    $    413
                                                                      ========    ========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest..........................    $ 32,371    $ 14,350
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

    (b)  Earnings Per Common Share

     Earnings per common share are based on the weighted average number of common shares outstanding during each period. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. The conversion of units of limited partnership interest ("OP Units") in MHC Operating Limited Partnership (the "Operating Partnership") into shares of common stock has been excluded from the basic earnings per share calculation because of certain restrictions on conversion. The conversion of an OP Unit to a share of common stock will have no effect on earnings per common share since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock. The following table sets forth the computation of basic and diluted earnings per share for the nine months and quarters ended September 30, 1998 and 1997:


                                                      For the Nine Months           For the Quarters Ended
                                                      Ended September 30,               September 30,
                                                      -------------------           -----------------------
                                                        1998       1997               1998           1997
                                                      --------    -------           --------       --------
Numerator:
  Net income....................................     $ 21,943    $ 21,850           $ 6,837         $ 7,642
  Income allocated to minority interests........        5,147       2,695             1,603           1,141
                                                     --------    --------           -------         -------
  Numerator for diluted earnings per
    share - income available to common
    stockholders after assumed
    conversions.................................     $ 27,090    $ 24,545           $ 8,440         $ 8,783
                                                     ========    ========           =======         =======

Denominator:
  Weighted average shares outstanding...........       25,488      24,709            25,988          24,575
  Weighted average OP Units outstanding
    assuming conversion.........................        5,946       3,076             5,985           3,798
  Employee stock options........................          367         293               366             362
                                                     --------    --------           -------         -------
  Denominator for diluted earnings per
    share - adjusted weighted average
    shares and assumed conversions..............       31,801      28,078            32,339          28,735
                                                     ========    ========           =======         =======

                      MANUFACTURED HOME COMMUNITIES, INC.


NOTE 2 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 10, July 10, and October 9, 1998, the Company paid a $.3625 per share distribution for the quarters ended March 31, June 30, and September 30, 1998, respectively, to stockholders of record on March 27, June 26, and September 25, 1998, respectively.

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

     On April 23, 1998, the Company completed an offering of 1,048,059 shares of common stock (the "Unit Trust Offering") and sold the shares to Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Underwriter"). The offering price per share was $25.4375, the closing price for shares of the Company's common stock on April 23, 1998, resulting in gross offering proceeds of approximately $26.7 million. Net of the Underwriter's discount and offering expenses, the Company received approximately $25 million. The Underwriter deposited the shares of common stock with the trustee of the Equity Investor Fund Cohen & Steers Realty Majors Portfolio, a unit investment trust (the "Trust"), in exchange for units in the Trust.

NOTE 3 - RENTAL PROPERTY

     On September 4, 1997, the Company entered into a portfolio purchase agreement to acquire 38 manufactured home communities (the "Ellenburg Communities") from partnerships having Ellenburg Capital Corporation ("ECC") as the general partner for a puchase price in excess of $300 million. During 1997 and 1998, the Company closed on the acquisition of thirty-one of the Ellenburg Communities for an aggregate purchase price of approximately $278 million and gained control of an additional five Ellenburg Communities with acquisition advances of approximately $57 million to the partnerships which own such Ellenburg Communities. The Company funded the acquisition advances with borrowings under the Company's line of credit and term bank facilities.

     In connection with the supplemental agreement entered into in December 1997, on February 12, 1998, the Company exercised its right of first refusal to purchase five of the Ellenburg Communities. A third party, backed by one of the Company's competitors, has appealed certain orders of the Superior Court for the State of California, County of Los Angeles related to the Company's acquisition of the Ellenburg Communities, including the order approving the supplemental agreement. The Company does not expect the appeals to be successful, or if successful, to have a material impact on the Company's acquisition of the Ellenburg Communities.

     On July 6, 1998, the Company received approximately $10.4 million, including approximately $297,000 of interest income, which was being held subject to the completion of due diligence procedures on the Ellenburg Communities. The persons appointed to windup the affairs of ECC agreed to the release of such funds subject to such persons retaining the right to further review the Company's requested due diligence adjustments. The $10.4 million will be maintained as a liability until the escrow is closed at which point the liability will be used to offset the purchase price of the Ellenburg Communities.

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

                      MANUFACTURED HOME COMMUNITIES, INC.

     On May 14, 1998, the Company acquired Casa Del Sol Resort III, located adjacent to one of the Company's communities in Peoria, Arizona, for a purchase price of approximately $9.8 million. The acquisition was funded with a borrowing under the Company's line of credit. Casa Del Sol Resort III consists of 238 developed sites.

     On June 4, 1998, the Company entered into a joint venture agreement with Wolverine Investors L.L.C. to acquire eighteen manufactured home communities (the "College Heights Communities"). The aggregate purchase price for the College Heights Communities was approximately $89 million. The Company contributed approximately $19 million to the joint venture, Wolverine Investors L.L.C. contributed approximately $2.0 million to the joint venture and the remainder of the acquisition was funded with a borrowing from a financial institution of approximately $68 million. The Company's $19 million contribution to the joint venture was funded with a borrowing under the Company's line of credit. Due to the Company's ability to control the joint venture through its ownership percentage, the joint venture has been consolidated with the Company for financial reporting purposes.

     On August 13, 1998, the Company acquired Sunset Oaks, located in Plant City, Florida, adjacent to one of the Company's existing properties, for a purchase price of approximately $3.6 million. The acquisition was funded with a borrowing under the Company's line of credit. Sunset Oaks consists of 168 developed sites.

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

NOTE 4 - INVESTMENT IN JOINT VENTURE

     On March 18, 1998, the Company formed Plantation Company, LLC and Trails Associates, LLC, an approximate 50% joint venture investments with Meadows Management Company to own two manufactured home communities known as "Plantation on the Lake" and "Trails West", for approximately $6.4 million. Plantation on the Lake is located in Riverside, California and consists of 385 developed sites and 122 expansion sites. Trails West is located in Tucson, Arizona and consists of 488 developed sites and 294 expansion sites. The Company's investment was funded with a $3.9 million borrowing under the Company's line of credit and with the issuance of approximately $2.5 million in OP Units. Due to the Company's lack of control over the joint ventures, the Company accounts for its investment in the joint ventures on the equity method.

NOTE 5 - NOTES RECEIVABLE

     At September 30, 1998 and December 31, 1997, the Company had approximately $15.6 million and $1.1 million in notes receivable, respectively. The Company has $1.1 million in purchase money notes with monthly principal and interest payments at 7.0%, maturing on July 31, 2001. On January 6, 1998, the Company funded a $12.3 million loan (the "Meadows Loan") to Meadows Preservation, Inc. The Meadows Loan is collateralized by The Meadows manufactured home community located in Palm Beach Gardens, Florida, bears interest at a nominal rate of 9%, subject to adjustment based on cash flow of the property, and matures on November 30, 1998. On May 12, 1998, the Company entered into an agreement to loan $5.9 million to Trails Associates, LLC (the "Trails West Loan") for development of the property known as Trails West. On May 12, 1998, the Company funded $1,750,000 under the loan. This $1,750,000 portion of the Trails West Loan is collateralized by the property known as Trails West, bears interest at the rate of 8.5% and matures on June 1, 2003. The Meadows Loan and Trails West Loan was funded with a borrowing under the Company's line of credit.

                      MANUFACTURED HOME COMMUNITIES, INC.


NOTE 6 - LONG-TERM BORROWINGS

     As of September 30, 1998 and December 31, 1997, the Company had outstanding mortgage indebtedness of approximately $501.4 million and $403.7 million, respectively, encumbering 72 and 43 of the Company's properties, respectively. As of September 30, 1998 and December 31, 1997, the carrying value of such properties was approximately $630 million and $493 million, respectively.

     The outstanding indebtedness consists in part of a $265.0 million mortgage note (the "Mortgage Debt") collateralized by 29 properties beneficially owned by MHC Financing Limited Partnership. The Mortgage Debt has a maturity date of January 2, 2028 and pays interest at 7.015%. There is no principal amortization until February 1, 2008, after which principal and interest are paid from available cash flow and the interest rate is reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. In connection with the acquisition of the College Heights Communities, the joint venture formed by the Company and Wolverine Investors L.L.C. borrowed approximately $68 million at an interest rate of 7.19%, maturing July 1, 2008. The Company also has outstanding debt on 8 properties in the aggregate amount of approximately $65 million, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. In addition, the Company recorded a $2.4 million loan in connection with a direct financing lease entered into in May 1997. Scheduled maturities for the outstanding indebtedness, excluding the Mortgage Debt, are at various dates through November 30, 2020, and fixed interest rates range from 7.25% to 9.05%.

     The Company has an unsecured line of credit with a bank (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. On April 28, 1998, the Company amended the Credit Agreement, increasing the line of credit from $100 million to $150 million. The Credit Agreement matures on August 17, 2000, at which time the Company may extend the maturity date to August 17, 2002 and the Credit Agreement would be converted to a term loan. The Company pays a fee on the average unused amount of such credit equal to 0.125% of such amount. As of September 30, 1998, $121.5 million was outstanding under the line of credit. The Company paid fees related to the amendment which were immaterial.

     The Company has a term loan (the "Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. On April 28, 1998, the Company amended the Loan to increase the borrowing from $60 million to $100 million. The Loan matures on April 3, 2000 and may be extended to April 3, 2002. The Company used the $40 million in proceeds to repay a portion of the $50 million previously borrowed on April 7, 1998 under the facility. The Company paid fees related to this amendment which were immaterial.

     The Company has approximately $6.5 million of installment notes payable, secured by a letter of credit with interest rates of 7.5%, maturing September 1, 2002. Approximately $5.3 million of the notes pay principal annually and interest quarterly and the remaining $1.3 million of the notes pay interest quarterly.

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The cost of the 1998 Swap consisted only of legal costs which were deemed immaterial. The value of the 1998 Swap is impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on September 30, 1998, the applicable LIBOR swap rate would have been 4.87%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap versus its current value by approximately $41,000.

NOTE 7 - STOCK OPTIONS

     Pursuant to the Amended and Restated 1992 Stock Option and Stock Award Plan as discussed in Note 12 to the 1997 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the nine months ended September 30, 1998, Options for 138,333 shares of common stock were exercised.

                      MANUFACTURED HOME COMMUNITIES, INC.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The residents of DeAnza Santa Cruz, a property located in Santa Cruz, California (the "City") previously brought several actions opposing certain fees and charges in connection with water service at the property, specifically opposing a monthly "readiness to serve" charge. One group of residents, who have elected to be covered under the City's rent control ordinance ("Ordinance"), had their case heard before the City's rent control board. On June 29, 1995, the City's hearing officer found that the Company may charge only its actual costs. The Company appealed this decision and during 1998, the court of appeals upheld the residents' statutory interpretation regarding imposition of the "readiness to serve" charge, but upheld the Company's calculation of the amounts rebated. The residents were subsequently awarded costs and attorneys' fees of approximately $100,000. The Company previously rebated the amount of the readiness to serve charge collected. The impact of this decision on the Company is not expected to be material. The Company believes its actual costs exceed the amount of the monthly readiness to serve charge and filed an application with the California Public Utilities Commission requesting the Commission to set cost based rates for water at this property.

     The Santa Cruz Homeowners Association ("HOA"), representing approximately fifteen residents not covered by the Ordinance, separately filed suit in the Superior Court of the State of California (Case Number 128001) opposing the same fees and charges in connection with water service and seeking damages, including punitive damages, arising out of the imposition of the readiness to serve charge. The trial court during 1998 allowed a motion by the HOA to allow it to represent all residents of the property and set the trial in the matter for early 1999. The Company intends to vigorously defend itself in the matter.

     On September 29, 1995, the United States Environmental Protection Agency ("USEPA") issued its Findings of Violations and Order for Compliance with respect to the National Pollution Discharge Elimination System ("NPDES") Permit governing the operation of the onsite waste water treatment plant at one of the Company's properties. On October 6, 1995, the USEPA issued its Findings of Violation and Order for Compliance with respect to the NPDES Permit governing the operation of the onsite waste water treatment plant at another of the Company's properties. The Company and USEPA have reached a tentative agreement to resolve the matter in which the operation of the remaining waste water treatment plant would be subject to a consent decree that would provide for fines and penalties in the event of future violations and the Company would contribute monies to a supplemental environmental project and pay a fine. The tentative agreement has not yet been reduced to writing and therefore remains subject to change. The Company does not believe the impact of the settlement will be material and the Company believes it has established adequate reserves for any amounts that may be paid.

     In connection with the acquisition of the Ellenberg Communities and pursuant to orders of the California Superior Court, approximately $30 million of the amounts paid by MHC have been deposited with the court appointed winding up agents (the "Winding Up Agents"). The deposited amounts relate to claims (the "Karno Claims") of Norton S. Karno (and related entities) who at various times has been a creditor, advisor, lawyer and shareholder of certain of the entities related to the Ellenberg Communities. The Winding Up Agents have disputed the claims and have filed a complaint against Mr. Karno (and related entities) requesting that the court determine that the claims be reduced or eliminated.

     On October 30, 1998, the Company received notice of a lawsuit filed against the Company and certain Executive Officers of the Company in the Los Angeles Superior Court alleging, among other causes of action, that the Company breached certain agreements in connection with the Ellenburg acquisition and claiming damages in excess of $50 million plus punitive damages. The Company believes most of the claim relates to the disputed Karno Claims discussed above. The Company believes the claims are without merit, intends to vigorously defend the defendants in this matter and does not believe the impact of this matter will be material.

     The Company is involved in various other legal proceedings arising in the ordinary course of business. All proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.

                      MANUFACTURED HOME COMMUNITIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the nine months and quarters ended September 30, 1998 compared to the corresponding periods in 1997. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 1997 Form 10-K.

     The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties; including, but not limited to, the effects of future events on the Company's financial performance; the adverse impact of external factors such as inflation and consumer confidence; and the risks associated with real estate ownership.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     The Company's gross investment in rental property increased from $630 million as of September 30, 1997 to $1.2 billion as of September 30, 1998 due to the following acquisitions (collectively, the "1998 Acquisition Properties"):
(i) the Ellenburg Communities; (ii) Quail Meadows on January 8, 1998; (iii) Sherwood Forest RV Park on April 30, 1998; (iv) the College Heights Communities on June 4, 1998; and (v) Sunset Oaks on August 13, 1998. The total number of sites owned or controlled increased from 31,993 as of September 30, 1997 to 53,391 as of September 30, 1998.

     The following table summarizes certain weighted average occupancy statistics for the quarters ended September 30, 1998 and 1997. "Core Portfolio" represents an analysis of properties owned as of the beginning of both years of comparison.



                                   Core Portfolio    Total Portfolio
                                  ---------------    ----------------
                                   1998     1997      1998      1997
                                  ------   ------    ------    ------
Total sites                       27,457   27,456    46,392    29,450
Occupied sites                    26,039   25,998    43,610    27,878
Occupancy %                         94.8%    94.7%     94.0%     94.7%
Monthly base rent per site          $336     $323      $332      $328


     Base rental income ($43.5 million) increased $16.0 million or 58%. For the Core Portfolio, base rental income increased approximately $1.0 million or 4.0%, reflecting increased base rental rates. The remaining $15.0 million increase in base rental income was attributed to the properties acquired in 1997 and the 1998 Acquisition Properties (collectively, the "1997 and 1998 Acquisition Properties").

     Monthly base rent per site for the total portfolio increased 1.2%, reflecting a 4.0% increase in monthly base rent per site for the Core Portfolio, partially offset by lower monthly base rents for the 1997 and 1998 Acquisition Properties. Average monthly base rent per site for the 1997 and 1998 Acquisition Properties was $327 for the quarter ended September 30, 1998.

                      MANUFACTURED HOME COMMUNITIES, INC.


RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997 (CONTINUED)

     Weighted average occupancy decreased, with a 0.1% increase at the Core Portfolio offset by decreased occupancy at the 1997 and 1998 Acquisition Properties. The increase at the Core Portfolio reflects a 0.4% decrease attributed to lower occupancy at four family properties and lower occupancy at two properties where the Company has implemented a program to upgrade the resident profile and housing stock. Excluding these communities, occupancy at the Core Portfolio increased 0.4%.

     Utility and other income ($5.9 million) increased $2.9 million or 100%, with $2.7 million attributed to the 1997 and 1998 Acquisition Properties, including $1.5 million of recreational vehicle ("RV") income. The remaining $200,000 increase reflected increased utility income and real estate tax pass-ons at the Core Portfolio.

     Interest income ($1.1 million) increased $691,000 or 163%, primarily due to the collection of interest earned on money being held in escrow pending the outcome of certain due diligence procedures related to the Ellenburg Communities, the recognition of additional income related to two of the Ellenburg Communities, interest earned on the Meadows Loan and an increase in interest earned on short-term investments. Short-term investments had average balances for the quarters ended September 30, 1998 and 1997 of approximately $5.7 million and $3.8 million, respectively, which earned interest income at an effective rate of 5.2% and 5.3% per annum, respectively. As of September 30, 1998, the Company had cash and cash equivalents and short-term investments of $6.5 million.

     Property operating and maintenance expenses ($13.9 million) increased $5.6 million or 69%. Approximately $5.3 million of the increase was attributed to the 1997 and 1998 Acquisition Properties. The remaining increase was due to an overall increase in expenses at the Core Portfolio. Property operating and maintenance expenses represented 27.3% of total revenues in 1998 and 26.5% in 1997.

     Real estate taxes ($3.8 million) increased $1.7 million or 83% attributed to the 1997 and 1998 Acquisition Properties. Real estate taxes represented 7.4% of total revenues in 1998 and 6.6% in 1997.

     Property management expenses ($1.8 million) increased $591,000 or 48%. The increase was primarily due to the addition of a regional office in San Jose, California, an increase in management company payroll and management fee expense on the College Height Communities. Property management expenses represented 3.6% of total revenues in 1998 and 4.0% in 1997.

     General and administrative expense ("G&A") ($1.3 million) increased $274,000 or 27%. The increase was primarily due to increased payroll expense resulting from salary increases, increased professional fees and public company related expenses. G&A represented 2.6% of total revenues in 1998 and 3.3% in 1997.

     Interest and related amortization ($13.7 million) increased $8.1 million or 146%. The increase was due to higher weighted average outstanding debt balances during the period. The weighted average outstanding debt balances for the quarters ended September 30, 1998 and 1997 were $736.0 million and $290.2 million, respectively. The effective interest rate was 7.3% in both periods. Interest and related amortization represented 26.9% of total revenues in 1998 and 17.8% in 1997.

                         MANUFACTURED HOME COMMUNITIES

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997 (CONTINUED)

     In July 1995, the Company entered into the 1998 Swap fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The cost of the 1998 Swap consisted only of legal costs which were deemed immaterial. The value of the 1998 Swap is impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on September 30, 1998, the applicable LIBOR swap rate would have been 4.87%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap versus its current value by approximately $41,000.

     Depreciation on corporate assets ($235,000) increased $87,000 or 59% due to fixed asset additions associated with information systems. Depreciation on corporate assets represented 0.5% of total revenues in both 1998 and 1997.

     Depreciation on real estate assets and other costs ($7.7 million) increased $3.6 million or 88% as a result of the 1997 and 1998 Acquisition Properties. Depreciation on real estate assets and other costs represented 15.1% of total revenues in 1998 and 13.2% in 1997.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     The following table summarizes certain weighted average occupancy statistics for the nine months ended September 30, 1998 and 1997. "Core Portfolio" represents an analysis of properties owned as of the beginning of both years of comparison.

                                 Core Portfolio       Total Portfolio
                                ---------------      ----------------
                                 1998     1997        1998      1997
                                ------   ------      ------    ------
Total sites                     27,454   27,425      43,075    28,334
Occupied sites                  26,058   25,962      40,668    26,817
Occupancy %                       94.9%    94.7%       94.4%     94.6%
Monthly base rent per site        $335     $322        $332      $325


     Base rental income ($121.6 million) increased $43.2 million or 55%. For the Core Portfolio, base rental income increased approximately $3.2 million or 4.2%, reflecting a 4.1% increase in base rental rates and a 0.1% increase related to occupancy. The remaining $40.0 million increase was attributed to the 1997 and 1998 Acquisition Properties.

     Monthly base rent per site for the total portfolio increased 2.2%, reflecting a 4.0% increase in monthly base rent per site for the Core Portfolio, partially offset by lower monthly base rents for the 1997 and 1998 Acquisition Properties. Average monthly base rent per site for the 1997 and 1998 Acquisition Properties was $329 for the nine months ended September 30, 1998.

     Weighted average occupancy decreased 0.2% due to the addition of the 1997 and 1998 Acquisition Properties to the portfolio with lower occupancy percentages, partially offset by increased occupancy at the Core Portfolio. The increase at the Core Portfolio reflects a 0.4% decrease attributed to lower occupancy at four family properties and lower occupancy at two properties where the Company has implemented a program to upgrade the resident profile and housing stock. Excluding these communities, occupancy at the Core Portfolio increased 0.6%.

                      MANUFACTURED HOME COMMUNITIES, INC.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997 (CONTINUED)

     Utility and other income ($18.6 million) increased $10.1 million or 120%, with $9.7 million attributed to the 1997 and 1998 Acquisition Properties, including $4.9 million of RV income. The remaining $400,000 increase reflected increased utility income and real estate tax pass-ons at the Core Portfolio.

     Interest income ($2.7 million) increased $1.1 million or 64%, primarily due to the collection of interest income earned on money being held in escrow pending the outcome of certain due diligence procedures related to the Ellenburg Communities, the recognition of additional income related to two of the Ellenburg Communities, interest earned on the Meadows Loan and an increase in interest earned on short-term investments. Short-term investments had average balances for the nine months ended September 30, 1998 and 1997 of approximately $8.0 million and $4.0 million, respectively, which earned interest income at an effective rate of 5.4% and 5.3% per annum, respectively.

     Property operating and maintenance expenses ($39.1 million) increased $15.6 million or 66%. The increase was attributed to the 1997 and 1998 Acquisition Properties. Property operating and maintenance expense at the Core Portfolio increased approximately $261,000 with increased payroll expense, general and administrative expense and insurance and other expenses, offset by decreased repairs and maintenance expense and utility expense. Property operating and maintenance expenses represented 27.3% of total revenues in 1998 and 26.4% in 1997.

     Real estate taxes ($10.9 million) increased $4.9 million or 82% with $4.8 million attributed to the 1997 and 1998 Acquisition Properties. The remaining $100,000 increase reflected increased rates at the Core Portfolio. Real estate taxes represented 7.6% of total revenues in 1998 and 6.7% in 1997.

     Property management expenses ($5.3 million) increased $1.6 million or 45%. The increase was primarily due to the addition of a regional office in San Jose, California, an increase in management company payroll and additional management fee expense related to the College Heights Communities. Property management expenses represented 3.7% of total revenues in 1998 and 4.1% in 1997.

     G&A ($4.2 million) increased $999,000 or 31%. The increase was primarily due to increased payroll expense resulting from salary increases, increased professional fees and public company related expenses. G&A represented 3.0% of total revenues in 1998 and 3.6% in 1997.

     Interest and related amortization ($36.2 million) increased $20.6 million or 132%. The increase was due to higher weighted average outstanding debt balances during the period, as well as a slightly increased effective interest rate. The weighted average outstanding debt balances for the nine months ended September 30, 1998 and 1997 were $648.6 million and $272.0 million, respectively. The effective interest rates were 7.4% and 7.2%, respectively. Interest and related amortization represented 25.2% of total revenues in 1998 and 17.5% in 1997.

     Depreciation on corporate assets ($695,000) increased $258,000 or 59% due to fixed asset additions associated with information systems. Depreciation on corporate assets represented 0.5% of total revenues in both 1998 and 1997.

     Depreciation on real estate assets and other costs ($20.1 million) increased $7.9 million or 65% as a result of the 1997 and 1998 Acquisition Properties. Depreciation on real estate assets and other costs represented 14.0% of total revenues in 1998 and 13.6% in 1997.

                      MANUFACTURED HOME COMMUNITIES, INC.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $3.2 million when compared to December 31, 1997. The major components of this increase were increased cash provided by operating activities, distributions from affiliates, issuance of common stock, and borrowings from the line of credit, partially offset by the purchase of short-term investments, funding of notes receivable, payment for the 1998 Acquisition Properties, additional acquisition advances related to the Ellenburg Communities and the investment in Plantation on the Lake and Trails West.

     Net cash provided by operating activities increased $27.0 million from $44.8 million for the nine months ended September 30, 1997 to $71.9 million for the nine months ended September 30, 1998. This increase reflected a $10.5 million increase in funds from operations ("FFO") and the collection of approximately $10.4 in escrow monies related to the Ellenburg Communities (see discussion below), increased accounts payable accruals related to real estate taxes of $5.7 million, interest on notes payable of $3.4 million and other accruals related to the 1998 Acquisition Properties, partially offset by increased prepaid expenses and other assets. The Company anticipates spending approximately $7.7 million for payment of real estate taxes in the fourth quarter of 1998.

     FFO was defined by the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 as net income (computed in accordance with generally accepted accounting principles ["GAAP"]), before allocation to minority interests, excluding gains (or losses) from sales of property, plus real estate depreciation and after adjustments for significant non-recurring items, if any. The Company computes FFO in accordance with the NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds available for distribution ("FAD") is defined as FFO less non-revenue producing capital expenditures and amortization payments on mortgage loan principal. The Company believes that FFO and FAD are useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, they provide investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO and FAD in and of themselves do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs.

     The following table presents a calculation of FFO and FAD for the quarters and nine months ended September 30, 1998 and 1997:

                                        For the Nine Months    For the Quarters
                                               Ended                Ended
                                           September 30,         September 30,
                                          1998        1997      1998      1997
                                        -------     -------   -------   -------
Computation of funds from operations:
 Income before allocation to minority
   interests........................... $27,090     $24,545   $ 8,440   $ 8,783
 Depreciation on real estate assets and
   other costs.........................  20,072      12,136     7,690     4,102
                                        -------     -------   -------   -------
 Funds from operations................. $47,162     $36,681   $16,130   $12,885
                                        =======     =======   =======   =======
Computation of funds available for
 distribution:
 Funds from operations................. $47,162     $36,681   $16,130   $12,885
 Non-revenue producing improvements-
   rental properties...................  (5,325)     (2,469)   (1,904)   (1,503)
                                        -------     -------   -------   -------
 Funds available for distribution...... $41,837     $34,212   $14,226   $11,382
                                        =======     =======   =======   =======

                      MANUFACTURED HOME COMMUNITIES, INC.


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     On July 6, 1998, the Company received approximately $10.4 million, including approximately $297,000 of interest income, which was being held subject to the completion of due diligence procedures on the Ellenburg Communities. The persons appointed to windup the affairs of ECC agreed to the release of such funds subject to such persons retaining the right to further review the Company's requested due diligence adjustments. The $10.4 million will be maintained as a liability until the escrow is closed at which point the liability will be used to offset the purchase price of the Ellenburg Communities.

     Net cash used in investing activities increased $113.8 million from $91.0 million for the nine months ended September 30, 1997 to $204.8 million for the nine months ended September 30, 1998 primarily due to the purchase of short-term investments, the funding of the Meadows Loan, increased payments for acquisitions and the investment in Plantation on the Lake and Trails West in 1998, increased payments for recurring improvements to rental properties due to the acquisitions, increased payments for site development due to additional expansion activity in 1998 and the one-time collection of proceeds from the sale of project related assets in 1997.

     On September 4, 1997, the Company entered into a portfolio purchase agreement to acquire the Ellenburg Communities from partnerships having ECC as the general partner for a puchase price in excess of $300 million. During 1997 and 1998, the Company closed on the acquisition of thirty-one of the Ellenburg Communities for an aggregate purchase price of approximately $278 million and gained control of an additional five Ellenburg Communities with acquisition advances of approximately $57 million to the partnerships which own such Ellenburg Communities. The Company funded the acquisition advances with borrowings under the Company's line of credit and term bank facilities. In connection with the supplemental agreement entered into in December 1997, on February 12, 1998, the Company exercised its right of first refusal to purchase five of the Ellenburg Communities. A third party, backed by one of the Company's competitors, has appealed certain orders of the Superior Court for the State of California, County of Los Angeles related to the Company's acquisition of the Ellenburg Communities, including the order approving the supplemental agreement. The Company does not expect the appeals to be successful, or if successful, to have a material impact on the Company's acquisition of the Ellenburg Communities.

     On January 6, 1998, the Company funded the $12.3 million Meadows Loan to Meadows Preservation, Inc. The Meadows Loan is collateralized by The Meadows manufactured home community located in Palm Beach Gardens, Florida, bears interest at a nominal rate of 9%, subject to adjustment based on cash flow of the property, and matures on November 30, 1998.

     On January 8, 1998, the Company acquired Quail Meadows, located in Riverbank, California, for a purchase price of approximately $4.7 million. The acquisition was funded with a borrowing under the Company's line of credit. Quail Meadows consists of approximately 146 developed sites.

     On March 18, 1998, the Company formed Plantation Company LLC and Trails Associates, LLC, an approximate 50% joint venture investments with Meadows Management Company to own two manufactured home communities known as "Plantation on the Lake" and "Trails West", for approximately $6.4 million. Plantation on the Lake is located in Riverside, California and consists of 385 developed sites and 122 expansion sites. Trails West is located in Tucson, Arizona and consists of 488 developed sites and 294 expansion sites. The Company's investment was funded with a $3.9 million borrowing under the Company's line of credit and with the issuance of approximately $2.5 million in OP Units.

     On April 30, 1998, the Company acquired Sherwood Forest RV Resort, located adjacent to one of the Ellenburg Communities in Kissimmee, Florida, for a purchase price of approximately $7.0 million. The acquisition was funded with a borrowing under the Company's line of credit. Sherwood Forest RV Resort consists of approximately 512 developed sites and 144 expansion sites.

                      MANUFACTURED HOME COMMUNITIES, INC.


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     On May 14, 1998, the Company acquired Casa del Sol Resort III, located adjacent to one of the Company's communities in Peoria, Arizona, for a purchase price of approximately $9.8 million. The acquisition was funded with a borrowing under the Company's line of credit. Casa Del Sol Resort III consists of 238 developed sites.

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

     On August 13, 1998, the Company acquired Sunset Oaks, located in Plant City, Florida, for a purchase price of approximately $3.6 million. The acquisition was funded with a borrowing under the Company's line of credit. Sunset Oaks consists of 168 developed sites.

     Capital expenditures for improvements were approximately $9.2 million for the nine months ended September 30, 1998 compared to $4.3 million for the nine months ended September 30, 1997. Of the $10.0 million, approximately $5.3 million represented improvements to existing sites. The Company anticipates spending approximately $320,000 on improvements to existing sites during the remainder of 1998. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maximize rental rates charged to new and renewing residents. The remaining $3.9 million represented costs to develop expansion sites at certain of the Company's properties and other corporate headquarter costs.

     Net cash provided by financing activities increased $90.0 million from $46.2 million for the nine months ended September 30, 1997 to $136.1 million for the nine months ended September 30, 1998 primarily due to additional borrowings under the line of credit, a borrowing with a bank for the acquisition of the College Heights Communities, the issuance of common stock in the second quarter of 1998, and a decrease in distributions paid in the first nine months of 1998.

     Distributions to common stockholders and minority interests decreased approximately $3.5 million due to the timing of the payment of the distributions. On April 10, 1998 and July 10, 1998, the Company paid a $.3625 per share distribution for the quarters ended March 31, 1998 and June 30, 1998, respectively, to stockholders of record on March 27, 1998 and June 26, 1998, respectively. Return of capital on a GAAP basis was $.05 per share, $.07 per share and $.10 per share for the quarters ended March 31, 1998, June 30, 1998 and September 30, 1998, respectively.

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

                      MANUFACTURED HOME COMMUNITIES, INC.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not yet determined the date at which it will adopt SFAS No. 133. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

YEAR 2000

     The year 2000 issue ("Year 2000") is the result of computer programs and embedded processors ("Systems") failing to properly account for the end of the 20th century and the rollover to the year 2000. The Year 2000 issue comes from three date-related problems and practices. First some Systems define the year-portion of date fields with two digits instead of four. As a result, programs and equipment that have time-sensitive functions may interpret a date using "00" as being 1900 rather than 2000. Second, the year 2000 is a leap year. There is a possibility that some Systems may fail to account for the leap day properly. Third, in practice, an artificial date of "9/9/99" is sometimes used as a fictitious date when testing systems. It is possible that some Systems will reject the actual date of "September 9, 1999" as fictitious. Problems arising from one or more of these problems and practices could result in failure of one or more Systems causing a disruption of operations, including among other things, a temporary inability to process transactions, collect rents, or engage in similar normal business activities.

     Utilizing purchasing records, inventory listings, and direct communication with employees, the Company is in the process of identifying all of its information technology ("IT") and non-IT systems and assessing them for Year 2000 readiness. Critical systems include, but are not limited to: accounts receivable, sales and inventory, human resources and payroll, accounts payable and general ledger, Lotus Notes, Microsoft Office, tax preparation and filing software, computers, data networking equipment, telephone systems, fax machines and copiers, security and life safety systems (elevators, alarm systems), process control systems (pool pumps and chlorine systems, sprinkler systems), cable television systems, and wastewater treatment plants. Research and review of IT and non-IT systems controlled by the Company is expected to be completed by November 30, 1998. The Company is in the process of retaining a consultant to handle assessment of its wastewater treatment and cable television facilities for which it is responsible. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company anticipates that scheduled system upgrades to its accounts receivable system, accounts payable and general ledger system, and payroll system will remediate current Year 2000 concerns.
The Company expects assurances from all of significant suppliers that systems will be Year 2000 compliant by December 31, 1998. Systems that are not ready by then will be targeted for replacement in the first three months of 1999. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

                      MANUFACTURED HOME COMMUNITIES, INC.


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

YEAR 2000 (CONTINUED)

     Through September 30, 1998, the Company's costs associated with remediation efforts have been immaterial. In 1998, the Company retained a full-time contract employee to perform Year 2000 research and documentation at an annual fee of approximately $45,000 and has budgeted to retain the employee through 1999. The cost to retain a consultant to assess the waste water treatment and cable television facilities has been budgeted at less than $50,000. The Company expects that replacement of approximately 75 computers will be required with a capital budget of approximately $200,000. The Company's total Year 2000 project costs and estimates to complete do not include the estimated costs and time associated with the impact of third-party Year 2000 issues. The total cost of the Year 2000 project is estimated to be immaterial assuming third parties remediate their own Year 2000 issues. This assumption is based on management's best estimates, which were derived utilizing numerous assumptions of future events, and there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

     The Company has commenced its contingency planning for critical operational areas that might be affected by the Year 2000 issue if compliance is delayed. Aside from catastrophic failure of banks, governmental agencies, etc., the Company believes that it could continue operations. For example, rent can be collected and recorded by manual methods using hardcopy reports from previous months; payroll can be processed by issuing manual checks relying on existing payroll registers; bills can be paid as long as banks can process checks; and basic financial statements can be prepared manually.

                      MANUFACTURED HOME COMMUNITIES, INC.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The discussion in Note 8 of Notes to Consolidated Financial Statements is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits:

                27 Financial Data Schedule

          (b) Reports on Form 8-K:

                Form 8-K/A dated June 4, 1998, filed August 11, 1998, relating to Item 2 - "Acquisition of Assets" and Item 7 "Financial Statements and Exhibits" on the acquisition of the College Height Communities.

                                   SIGNATURES
                                   ----------

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





DATE:  November 6, 1998