Form 10-K
period 1998-12-31
MANUFACTURED HOME COMMUNITIES INC
filed 1999-03-08
CIK 895417

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1998

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates was approximately $597.2 million as of February 22, 1999 based upon the closing price of $23.9375 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

    At February 22, 1999, 26,580,209 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 11, 1999.

                      MANUFACTURED HOME COMMUNITIES, INC.




                               TABLE OF CONTENTS


PART I.                                                                                                                         Page
         Item 1.           Business................................................................................................3
         Item 2.           Properties..............................................................................................7
         Item 3.           Legal Proceedings......................................................................................12
         Item 4.           Submission of Matters to a Vote of Security Holders....................................................15


PART II.

         Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters..............................15
         Item 6.           Selected Financial Data and Operating Information......................................................15
         Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations..................18
         Item 7A.          Quantitative and Qualitative Disclosure About Market Risk..............................................25
         Item 8.           Financial Statements and Supplementary Data............................................................25
         Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................25


PART III.

         Item 10.          Directors and Executive Officers of the Registrant.....................................................25
         Item 11.          Executive Compensation.................................................................................25
         Item 12.          Security Ownership of Certain Beneficial Owners and Management.........................................25
         Item 13.          Certain Relationships and Related Transactions.........................................................25


PART IV.

         Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................26

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

     The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that has owned and operated manufactured home communities since 1969. As of December 31, 1998, the Company owned or controlled a portfolio of 154 manufactured home communities and recreational vehicle ("RV") resorts (the "Properties") located throughout the United States containing 53,391 residential sites. The Properties are located in 26 states (with the number of Properties in each state shown parenthetically) -- Florida (45), California (25), Arizona (19), Michigan (11), Colorado (10), Delaware (7), Nevada (5), Indiana (4), Oregon (3), Kansas (3), Missouri (3), Illinois (2), Iowa (2), New York (2), Utah (2), Pennsylvania (1), Maryland (1), Minnesota (1), Montana (1), New Mexico (1), Ohio (1), Oklahoma (1), Texas (1), Virginia (1), West Virginia (1), and Washington (1). As of December 31, 1998, the Company also owned two commercial buildings located in California.

     The Company has approximately 800 full-time employees dedicated to carrying out the Company's operating philosophy and strategies of value enhancement and service to residents. The Company typically utilizes a one or two-person management team (who reside at the Properties) for the on-site management of each of the Properties. Typically, clerical and maintenance workers are employed to assist these individuals in the management and care of the Properties. Direct supervision of on-site management is the responsibility of the Company's five regional vice presidents and five regional managers. These individuals have significant experience in addressing the needs of residents and in finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 50 corporate employees who assist on-site management in all property functions.

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

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

     The Company seeks to maximize both current income and long-term growth in income. The Company focuses on manufactured home communities that have strong cash flow growth potential and expects to hold such properties for long-term investment and capital appreciation. These business objectives and their implementation are determined by the Company's Board of Directors and may be changed at any time. The Company's investment and operating approach includes:

     - Aggressively managing the Properties to increase operating margins by maintaining competitive market rents, increasing occupancy and expense control;

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

     The Company is committed to enhancing its reputation as the most respected brand name in the manufactured home community business. Its strategy is to own and operate the highest quality communities in major metropolitan areas and retirement destinations locations across the United States. The focus is on creating an attractive residential environment for homeowners by providing a well-maintained, comfortable community with a variety of organized recreational and social activities and superior amenities. In addition, the Company regularly surveys rental rates of competing properties and conducts satisfaction surveys of residents to determine the factors residents consider most important in choosing a manufactured home community.

FUTURE ACQUISITIONS

     The Company acquired or gained a controlling interest in eighty-five properties during 1997 and 1998, more than doubling its portfolio. The Company believes that opportunities for property acquisitions are particularly attractive at this time because of increasing acceptability of and demand for manufactured homes and continued constraints on development of new manufactured home communities. The Company believes it has a competitive advantage in the acquisition of new communities due to its experienced management, significant presence in major real estate markets and substantial capital resources. The Company is actively seeking to acquire additional communities and currently is engaged in various stages of negotiations relating to the possible acquisition of a number of communities.

     The Company anticipates that newly acquired properties will be located in the United States. The Company utilizes market information systems to identify and evaluate acquisition opportunities, including a market data base to review the primary economic indicators of the various locations in which the Company expects to expand its operations. Acquisitions will be financed from the most appropriate sources of capital, which may include undistributed funds from operations, issuance of additional equity securities, sales of investments, collateralized and uncollateralized borrowings and issuance of debt securities. In addition, the Company may cause the Operating Partnership to issue units of limited partnership interests ("OP Units") to finance acquisitions. The Company believes that an ownership structure which includes the Operating Partnership will permit the Company to acquire additional manufactured home communities in transactions that may defer all or a portion of the sellers' tax consequences.

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

PROPERTY EXPANSIONS

     The Company will seek to increase the income generated from the Properties and from any additional properties acquired by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. Of the 154 Properties, ten may be expanded consistent with existing zoning regulations. In 1999, the Company expects to develop an additional 50 expansion sites within two of these Properties. In addition, where appropriate, the Company will consider upgrading or adding facilities and amenities to certain Properties in order to make those Properties more attractive in their markets. As of December 31, 1998, the Company had more than 1,050 expansion sites available for occupancy in eighteen of the Properties. The Company filled 207 of the expansion sites in 1998 and expects to fill an additional 200 to 300 sites in 1999.

LEASES

     The typical lease entered into between the tenant and one of the Company's manufactured home communities for the rental of a site requires a security deposit and is month-to-month or year-to-year, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on state law, for non-payment of rent, violation of community rules and regulations or other specified defaults. Non-cancelable long-term leases, with remaining terms ranging up to eleven years, are in effect at certain sites within eight of the Properties. These leases are subject to rental rate increases based on the Consumer Price Index ("CPI"), in some instances taking into consideration certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments are made on an annual basis.

REGULATIONS AND INSURANCE

     General. Manufactured home communities are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. The Company believes that each Property has the necessary permits and approvals to operate.

     Rent Control Legislation. State and local rent control laws, principally in California and Florida, limit the Company's ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. The Company presently expects to continue to maintain manufactured home communities, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida has enacted a law which generally provides that rental increases must be reasonable. Also, certain jurisdictions in California in which the Company owns Properties limit rent increases to changes in the CPI or some percentage thereof.

     Insurance. Management believes that the Properties are covered by adequate fire, flood, property, earthquake and business interruption insurance (where appropriate) provided by reputable companies and with commercially reasonable deductibles and limits. The Company believes its insurance coverage is adequate based on the Company's assessment of the risks to be insured, the probability of loss and the relative cost of available coverage. The Company has obtained title insurance insuring fee title to the Properties in an aggregate amount which the Company believes to be adequate.

                                    INDUSTRY

THE MANUFACTURED HOME COMMUNITY INDUSTRY

     The Company believes that modern manufactured home communities, like the Properties, provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following industry specific reasons:

     - Barriers to Entry: The Company believes that the supply of new manufactured home communities will be constrained due to barriers to entry into the industry. The most significant barrier has been the difficulty in securing zoning from local authorities. This has been the result of (i) the public's historically poor perception of the business, and (ii) the fact that manufactured home communities generate less tax revenue because the homes are treated as personal property (a benefit to the home owner) rather than real property. Another factor that creates substantial barriers to entry is the length of time between investment in the communities' development and the attainment of stabilized occupancy and the generation of revenues. The initial development of the infrastructure may take up to two or three years. Once the community is ready for occupancy, it may be difficult to attract residents to an empty community. Substantial occupancy levels may take a number of years to achieve.

     - Industry Consolidation: According to an industry analyst's manufactured home community industry report, there are approximately 50,000 manufactured home communities in the United States and approximately 24,000 of these communities have more than 60 sites. The Company believes that approximately 20% or 4,800 of the communities with more than 60 sites would be considered "investment-grade". The six public companies which own manufactured home communities own approximately 520 or about 10% of the "investment-grade" communities. In addition, based on a report prepared by one analyst, the top 50 owners of manufactured home communities own approximately 38% of the "investment-grade" assets. The Company believes that this relatively high degree of fragmentation in the industry provides the Company, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional manufactured home communities at favorable prices.

     - Stable Tenant Base: The Company believes that manufactured home communities tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) residents own their own homes, (ii) manufactured home communities tend to foster a sense of community as a result of amenities such as club houses, recreational and social activities and (iii) since moving a manufactured home from one community to another involves substantial cost and effort, residents often sell their home in-place (similar to site-built residential housing) with no interruption of rental payments.

MANUFACTURED HOUSING

     Based on the current growth in the number of individuals living in manufactured homes, the Company believes that manufactured homes are increasingly viewed by the public as an attractive and economical form of housing. According to the industry's trade association, nearly one in four new single family homes sold in the United States today is factory-built.

     The Company believes that the growing popularity of manufactured housing is primarily the result of the following factors:

     - Importance of Home Ownership. According to the Fannie Mae 1998 National Housing Survey ("FNMA Survey") renters' desire to own a home is stronger now than at any time in the 1990's. Security and permanence are thought to be non-financial reasons to own a home. The commitment to home ownership is tempered by an awareness of the high cost of owning a home. The affordability of manufactured housing allows many individuals to achieve this goal without jeopardizing their financial security.

     - Affordability. For a significant number of persons, manufactured housing represents the only means of achieving home ownership. In addition, the total cost of housing in a manufactured home community (home cost, site rent and related occupancy costs) is competitive with and often lower than the total cost of alternative housing, such as apartments and condominiums.

     - Lifestyle Choice. As the average age of the United States population has increased, manufactured housing has become an increasingly popular housing alternative for retirement and "empty-nest" living. According to the FNMA, among those people who are nearing retirement (age 40 to 54), approximately 33% plan on moving upon retirement. Approximately 44% of adults age 40 to 54 and 14% of adults age 55 and over are expected to become "empty nesters" within the next ten years. The Company believes that manufactured housing is especially attractive to such individuals when located within a community that offers an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment.

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

    The distribution of the Properties throughout the United States reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of properties outside such markets. The Company's five largest markets of Properties owned are Florida (45 Properties), California (25 Properties), Arizona (19 Properties), Michigan (11 Properties) and Colorado (10 Properties). These markets accounted for 34%, 17%, 11%, 4%, and 8%, respectively, of the Company's total revenues for the year ended December 31, 1998. The Company also has Properties located in the following markets:
Northeast, Northwest, Midwest, and Nevada/Utah/New Mexico. The Company's largest Property, Bay Indies, located in Venice, Florida accounted for 3% of the Company's total revenues for the year ended December 31, 1998.

    The following tables set forth certain information relating to the Properties owned by the Company as of December 31, 1998, categorized by the Company's major markets. "Core Portfolio" represents an analysis of Properties owned as of the beginning of both years under comparison. The table excludes the following RV resort Properties at which rents and occupancy vary based on seasonality: Sherwood Forest RV (Kissimmee, Florida); Southern Palms (Eustis, Florida); Mesa Regal (Mesa, Arizona) and Fun & Sun (San Benito, Texas). The table excludes five Properties in which the Company has a non-controlling joint venture interest and accounts for using the equity method of accounting.

                                                      Number                                       Monthly     Monthly
                                                      of Sites     Occupancy       Occupancy       Base Rent   Base Rent
                                 Location               as of        as of           as of           as of       as of
Community                       City, State           12/31/98     12/31/98        12/31/97        12/31/98     12/31/97
-------------------------  ----------------------     ----------  ------------    ------------     ----------  -----------
                                                           FLORIDA
TAMPA/NAPLES CORRIDOR:
Bay Indies                  Venice           FL  (b)      1,309         100%             100%         $299        $292
Bay Lake Estates            Nokomis          FL  (b)        228         100%             100%         $330        $320
Boulevard Estates           Clearwater       FL             288          97%              (a)         $263         (a)
Buccaneer Estates           N. Ft. Myers     FL  (b)        971         100%             100%         $293        $286
Chalet Village              Tampa            FL              60          92%              (a)         $291         (a)
Country Meadows             Plant City       FL             736          99%              (a)         $261         (a)
Country Place               New PortRichey   FL  (b)        515          78%  (c)         72%  (c)    $213        $205
Down Yonder                 Largo            FL             361          98%              (a)         $326         (a)
East Bay Oaks               Largo            FL  (b)        328          99%              99%         $328        $314
Eldorado Village            Largo            FL  (b)        227          97%             100%         $331        $314
Friendly Village of Kapok   Clearwater       FL             236          87%              (a)         $258         (a)
Hillcrest                   Clearwater       FL             279          84%              82%         $304        $278
Holiday Ranch               Largo            FL             150          95%              89%         $311        $288
Lake Fairways               N. Ft. Myers     FL  (b)        896         100%             100%         $331        $323
Lake Haven                  Dunedin          FL  (b)        379          97%              98%         $351        $336
Naples Estates              Naples           FL             484         100%              (a)         $320         (a)
Pine Lakes                  N. Ft. Myers     FL  (b)        585         100%             100%         $402        $392
Satellite Park              Clearwater       FL              87          94%              (a)         $231         (a)
Sunset Oaks                 Plant City       FL             167          41%  (c)         (a)         $222         (a)
The Heritage                N. Ft. Myers     FL  (b)        455          72%  (c)         67%  (c)    $274        $270
Windmill Manor              Bradenton        FL             292          95%              98%         $340        $334
Windmill Village            N. Ft. Myers     FL  (b)        491          99%             100%         $282        $274
Windmill Village North      Sarasota         FL  (b)        471         100%             100%         $298        $287
Windmill Village South      Sarasota         FL  (b)        306         100%             100%         $301        $288

NORTHERN, CENTRAL AND EASTERN FLORIDA:
Arrowhead Village           Lantana          FL             602          95%              96%         $381        $362
Brittany Estates            Tallahassee      FL             298          88%              (a)         $202         (a)
Bulow Village               Flagler Beach    FL  (b)        276          76%  (c)         65%  (c)    $215        $196
Carriage Cove               Daytona Beach    FL             419          98%              99%         $347        $334
Colonies of Margate         Margate          FL  (b)        819          97%              98%         $404        $392
Countryside North           Vero Beach       FL             646          92%              (a)         $277         (a)
Fernwood                    Deland           FL              92          96%              (a)         $207         (a)
Heritage Village            Vero Beach       FL  (b)        436          98%              98%         $281        $269
Holiday Village             Vero Beach       FL             128          82%              (a)         $250         (a)
Indian Oaks                 Rockledge        FL             211          82%  (c)         80%  (c)    $228        $221
Lakewood Village            Melbourne        FL  (b)        349          96%              96%         $318        $306
Mid-Florida Lakes           Leesburg         FL  (b)      1,195          96%  (c)         95%  (c)    $296        $288
Oak Bend                    Ocala            FL  (b)        262          82%  (c)         79%  (c)    $219        $208
Pickwick Village            Port Orange      FL             432          95%              94%         $283        $277
Sherwood Forest             Kissimmee        FL             769          84%              (a)         $299         (a)
Spanish Oaks                Ocala            FL  (b)        459          97%              98%         $274        $260
The Landings                Port Orange      FL             436          88%              91%         $277        $274
                                                      ----------  ------------     ------------    ----------- -----------
     Total Florida Market                                18,130          94%             95%          $303        $301
                                                      ----------  ------------    ------------     -----------  ----------

     Florida Core Portfolio                              10,957          95%             95%          $309        $300
                                                      ----------  ------------    ------------     -----------  ----------

                                                     Number                                       Monthly      Monthly
                                                     of Sites     Occupancy       Occupancy       Base Rent    Base Rent
                                Location               as of        as of           as of           as of        as of
Community                      City, State           12/31/98     12/31/98         12/31/97        12/31/98     12/31/97
------------------------  ----------------------     ----------  ------------    -------------    -----------  -----------
                                                        CALIFORNIA
NORTHERN CALIFORNIA:
California Hawaiian       San Jose         CA             413          99%             100%          $565         $544
Colony Park               Ceres            CA             186          73%              72%          $316         $319
Concord Cascade           Pacheco          CA   (b)       283         100%              99%          $476         $473
Contempo Marin            San Rafael       CA   (b)       396          99%             100%          $595         $582
Coralwood                 Modesto          CA             194          92%              93%          $397         $373
De Anza Santa Cruz        Santa Cruz       CA   (b)       198         100%             100%          $473         $460
Four Seasons              Fresno           CA             242          69%              67%          $229         $226
Laguna Lakes              San Luis Obispo  CA             290         100%              (a)          $285          (a)
Monte del Lago            Castroville      CA             314          95%   (c)        86%   (c)    $447         $431
Quail Meadows             Riverbank        CA             146          95%              (a)          $319          (a)
Royal Oaks                Visalia          CA             149          83%              85%          $242         $240
Westwinds I-IV (d)        San Jose         CA             724          99%             100%          $534         $501
Sea Oaks                  Los Osos         CA             125         100%             100%          $331         $323
Sun Shadow                San Jose         CA             121          99%             100%          $542         $527

SOUTHERN CALIFORNIA:
Date Palm                 Cathedral City   CA   (b)       538          90%              90%          $589         $573
Lamplighter               Spring Valley    CA   (b)       270          96%              96%          $486         $477
Meadowbrook               Santee           CA             340          93%              (a)          $554          (a)
Rancho Mesa               El Cajon         CA             158          92%              (a)          $492          (a)
Rancho Valley             El Cajon         CA   (b)       140          97%              94%          $481         $474
 Santiago Estates         Sylmar           CA             305          93%              (a)          $549          (a)
                                                     ----------  ------------     ------------    -----------  -----------
     Total California Market                            5,532          94%              94%          $482         $474
                                                     ----------  ------------     ------------    -----------  -----------

     California Core Portfolio                          1,825          96%              96%          $536         $523
                                                     ----------  ------------     ------------    -----------  -----------


                                                          ARIZONA

Apollo Village            Phoenix          AZ   (b)        238          93%  (c)         93%  (c)    $334         $316
Brentwood Manor           Mesa             AZ   (b)        275          97%              99%         $403         $386
Carefree Manor            Phoenix          AZ              126          96%              98%         $265         $264
Casa del Sol Resort #1    Peoria           AZ   (b)        246          95%              97%         $377         $368
Casa del Sol Resort #2    Glendale         AZ   (b)        239          98%             100%         $408         $393
Casa del Sol Resort #3    Glendale         AZ              238          96%              (a)         $386          (a)
Central Park              Phoenix          AZ   (b)        293          95%              94%         $340         $329
Desert Skies              Phoenix          AZ              164          96%              97%         $259         $256
Fairview Manor            Tucson           AZ              235          96%              99%         $279         $274
Hacienda De Valencia      Mesa             AZ   (b)        366          95%              94%         $329         $316
Mon Dak                   Mesa             AZ              212          88%              (a)         $255          (a)
Palm Shadows              Glendale         AZ   (b)        294          97%              98%         $311         $297
Sedona Shadows            Sedona           AZ              200          87%              86%         $279         $267
Sunrise Heights           Phoenix          AZ   (b)        200          95%              94%         $314         $304
The Mark                  Mesa             AZ   (b)        410          99%              99%         $316         $295
The Meadows               Tempe            AZ   (b)        391          96%              96%         $384         $366
Whispering Palms (d)      Phoenix          AZ              116          97%             100%         $237         $227
                                                     ----------  ------------     ------------    -----------  -----------
     Total Arizona Market                                4,243          95%              96%         $332         $317
                                                     ----------  ------------     ------------    -----------  -----------

     Arizona Core Portfolio                              2,952          96%              96%         $351         $336
                                                     ----------  ------------     ------------    -----------  -----------

                                                     Number                                       Monthly      Monthly
                                                     of Sites     Occupancy       Occupancy       Base Rent    Base Rent
                                Location               as of        as of           as of           as of        as of
Community                     City, State            12/31/98     12/31/98         12/31/97        12/31/98     12/31/97
------------------------  ---------------------      ----------  ------------    -------------    -----------  -----------
                                                         MICHIGAN
Americana Estates         Kalamazoo        MI              161          98%              (a)         $254         (a)
Appletree                 Walker           MI              238          94%              (a)         $292         (a)
Brighton                  Brighton         MI              196          92%              (a)         $306         (a)
College Heights           Auburn Hills     MI              161          94%              (a)         $316         (a)
Creekside                 Wyoming          MI              165          96%              98%         $342         $340
Groveland Manor           Holly            MI              186          95%              (a)         $293         (a)
Hillcrest Acres           Kalamazoo        MI              150          98%              (a)         $258         (a)
Metro Park                Romulus          MI              227          86%              (a)         $290         (a)
Riverview                 Bay City         MI              198          87%              (a)         $210         (a)
Willow Run                Ypsilanti        MI              185          91%              (a)         $257         (a)
 South Lyon Woods         South Lyon       MI              211         100%              (a)         $370         (a)
                                                     ----------  ------------     ------------    -----------  -----------
                                                     ----------  ------------     ------------    -----------  -----------
    Total Michigan Market                                2,078          93%              98%         $292         $340
                                                     ----------  ------------     ------------    -----------  -----------


                                                         COLORADO
Bear Creek                Sheridan         CO              126          98%              99%         $357         $354
Cimarron                  Broomfield       CO   (b)        327          98%              98%         $350         $332
Golden Terrace            Golden           CO   (b)        265          96%              99%         $398         $369
Golden Terrace West       Golden           CO   (b)        317          97%              98%         $388         $362
Golden Terrace South      Golden           CO               80          98%              99%         $366         $337
Hillcrest Village         Aurora           CO   (b)        603          95%              95%         $380         $359
Holiday Hills             Denver           CO   (b)        737          96%              97%         $368         $346
Holiday Village - CO      Co. Springs      CO   (b)        240          97%              97%         $368         $348
Pueblo Grande             Pueblo           CO   (b)        252          98%              98%         $241         $226
Woodland Hills            Denver           CO   (b)        434          98%              99%         $353         $336
                                                     ----------  ------------     ------------    -----------  -----------
    Total Colorado Market                                3,381          97%              97%         $360         $340
                                                     ----------  ------------     ------------    -----------  -----------
    Colorado Core Portfolio                              3,175          97%              97%         $360         $340
                                                     ----------  ------------     ------------    -----------  -----------


                                                         NORTHEAST
Aspen Meadows             Rehoboth         DE              199          95%              (a)         $228          (a)
Camelot                   Rehoboth         DE              302          97%              (a)         $228          (a)
Mariner's Cove            Millsboro        DE   (b)        375          84%  (c)         83%  (c)    $314         $302
McNicol                   Rehoboth         DE               93         100%              (a)         $239          (a)
Sweetbriar                Rehoboth         DE              142          98%              (a)         $189          (a)
Waterford                 Wilmington       DE   (b)        731          92%  (c)         89%  (c)    $350         $337
Whispering Pines (d)      Lewes            DE   (b)        392          94%              97%         $246         $241
Pheasant Ridge            Mt. Airy         MD   (b)        101         100%             100%         $389         $368
Meadows of Chantilly      Chantilly        VA   (b)        500          82%              86%         $466         $457
Independence Hill         Morgantown       WV   (b)        203          89%              98%         $187         $178
Green Acres               Breinigsville    PA   (b)        595          98%  (c)         98%  (c)    $369         $357
Brook Gardens             Lackawanna       NY              426          98%              99%         $392         $388
Greenwood Village         Manorville       NY              477          88%  (c)         (a)         $358          (a)
                                                     ----------  ------------     ------------    -----------  -----------
     Total Northeast Market                              4,536          92%              92%         $329         $340
                                                     ----------  ------------     ------------    -----------  -----------

     Northeast Core Portfolio                            2,897          91%              91%         $344         $332
                                                     ----------  ------------     ------------    -----------  -----------

                                                      Number                                       Monthly      Monthly
                                                     of Sites     Occupancy       Occupancy       Base Rent    Base Rent
                                Location               as of        as of           as of           as of        as of
Community                      City, State           12/31/98     12/31/98         12/31/97        12/31/98     12/31/97
------------------------  ----------------------     ----------  ------------    -------------    -----------  -----------
                                                          MIDWEST
Five Seasons              Cedar Rapids     IA              390          83%  (c)         91%  (c)    $238         $228
Holiday Village - IA      Sioux City       IA   (b)        519          93%              95%         $216         $204
Camelot Acres             Burnsville       MN   (b)        319          95%              96%         $351         $335
Golf Vista Estates        Monee            IL              319          67%  (c)         86%  (c)    $301         $283
Willow Lake Estates       Elgin            IL   (b)        616          98%              99%         $538         $527
Burns Harbor              Chesterton       IN   (b)        228          95%              97%         $276         $268
Candlelight Village       Columbus         IN   (b)        585          99%  (c)         97%  (c)    $188         $164
Oak Tree Village          Portage          IN   (b)        380          96%              98%         $255         $250
Windsong                  Indianapolis     IN              268          96%              (a)         $252          (a)
Royal Village             Toledo           OH              233          96%              (a)         $234          (a)
Bonner Springs            Bonner Springs   KS   (b)        210          90%              77%         $186         $175
Carriage Park             Kansas City      KS   (b)        143          66%  (e)         67%  (e)    $187         $172
Quivira Hills             Kansas City      KS   (b)        142          82%              80%         $220         $212
Rockwood Village          Tulsa            OK   (b)        265         100%              99%         $204         $191
Briarwood                 Brookline        MO   (b)        166          96%              95%         $173         $169
Dellwood Manor            Warrensburg      MO   (b)        136          82%              89%         $165         $156
Northstar Village         Kansas City      MO   (b)        219          89%              85%         $232         $219
                                                     ----------  ------------     ------------    -----------  -----------
     Total Midwest Market                                5,138          92%              93%         $272         $263
                                                     ----------  ------------     ------------    -----------  -----------

     Midwest Core Portfolio                              3,928          94%              93%         $277         $266
                                                     ----------  ------------     ------------    -----------  -----------

                                                NEVADA, UTAH, NEW MEXICO
Del Rey                   Albuquerque      NM   (b)        407          89%              95%         $351         $337
All Seasons               Salt Lake City   UT              121          99%             100%         $267         $251
Westwood Village          Farr West        UT              294         100%             100%         $206         $204
Bonanza                   Las Vegas        NV   (b)        353          95%              99%         $439         $415
Boulder Cascade           Las Vegas        NV              299          98%              (a)         $428          (a)
Flamingo West             Las Vegas        NV   (b)        205         100%             100%         $379         $375
The Cabana                Las Vegas        NV   (b)        263         100%             100%         $387         $378
Villa Borega              Las Vegas        NV              293          99%              98%         $413         $403
                                                     ----------  ------------     ------------    -----------  -----------
     Total Nevada, Utah, New Mexico Market               2,235          97%              98%         $366         $348
                                                     ----------  ------------    ------------      ----------  -----------

     Nevada, Utah, New Mexico Core Portfolio             1,228          95%              98%         $389         $380
                                                     ----------  ------------    -------------    -----------  -----------

                                                        NORTHWEST
Kloshe Illahee            Federal Way      WA             258         100%             100%          $413         $397
Falconwood                Eugene           OR             183          98%              98%          $312         $285
Quail Hollow              Fairview         OR             137         100%             100%          $394         $373
Shadowbrook               Clackamas        OR             156         100%             100%          $390         $384
Casa Village              Billings         MT   (b)       497          93%  (c)         97%  (c)     $257         $240
                                                     ----------  ------------     ------------    -----------  -----------
     Total Northwest Market                             1,231          97%              98%          $332         $313
                                                     ----------  ------------     ------------    -----------  -----------

     Northwest Core Portfolio                             497          93%              97%          $257         $240
                                                     ----------  ------------     ------------    -----------  -----------

Grand Total Company Portfolio                          46,504          94%  (f)         95%  (f)     $334         $329
                                                     ==========  ============     ============    ===========  ===========
Grand Total Core Portfolio                             27,459          95%              95%          $337         $325
                                                     ==========  ============     ============    ===========  ===========

(a) The Company acquired this Property in 1998.
(b) Represents a Property which is part of the Core Portfolio.
(c) The process of filling expansion sites at these properties is ongoing.
(d) Westwinds I-IV formerly known as San Jose I-IV; Whispering Palms formerly known as Em Ja Ha; and Whispering Pines formerly known as Nassau.
(e) Carriage Park suffered damage to approximately 85 homes in 1993 due to flooding; the process of releasing these sites is ongoing.
(f) Changes in total portfolio occupancy include the impact of acquisitions and expansion programs and are therefore not comparable. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.   LEGAL PROCEEDINGS

     The residents of DeAnza Santa Cruz Mobile Estates, a property located in Santa Cruz, California (the "City") previously brought several actions opposing certain fees and charges in connection with water service at the Property. The trial of the ongoing utility charge dispute with the residents of this Property concluded on January 22, 1999. This summary provides the history and reasoning underlying the Company's defense of the residents' claims and explains the Company's decision to continue to defend its position, which the Company believes is fair and accurate.

     DeAnza Santa Cruz Mobile Estates is a 198 site community overlooking the Pacific Ocean. It is subject to the City's rent control ordinance which limits annual rent increases to 75% of CPI. The Company purchased this Property in August 1994 from certain unaffiliated DeAnza entities ("DeAnza"). Prior to the Company's purchase in 1994, DeAnza made the decision to submeter the Property for both water and sewer in 1993 in the face of the City's rapidly rising utility costs.

     Under California Civil Code Section 798.41, DeAnza was required to reduce rent by an amount equal to the average cost of usage over the preceding 12 months. This was done. With respect to water, not looking to submit to jurisdiction of the Public Utility Commission ("PUC"), DeAnza relied on Public Utilities Code Section 2705.5 ("PUC Section 2705.5") to determine what rates would be charged for water on an ongoing basis without becoming a public utility. This statute provides that in a submetered mobilehome park, the property owner is not subject to regulation and control of the PUC so long as the users are charged what they would be charged by the utility company if users received their water directly from the utility company. In Santa Cruz, customers receiving their water directly from the city's water utility were charged a certain lifeline rate for the first 400 ccfs of water and a greater rate for usage over 400 ccfs of water, a readiness to serve charge of $7.80 per month and tax on the total. In reliance on PUC Section 2705.5, DeAnza implemented its billings on this schedule notwithstanding that it did not receive the discount for the first 400 ccfs of water because it was a commercial and not a residential customer.

     A dispute with the residents ensued over the readiness to serve charge and tax thereon. The residents argued that California Civil Code Section 798.41 required that the park owner could only pass through its actual costs of water (and that the excess charges over the amount of the rent rollback were an improper rent increase) and that PUC Section 2705.5 was not applicable. DeAnza unbundled the utility charges from rent consistent with California Civil Code
Section 798.41 and it has generally been undisputed that the rent rollback was accurately calculated.

     In August 1994, when the Company acquired the Property, the Company reviewed the respective legal positions of the Santa Cruz Homeowners Association ("HOA") and DeAnza and concurred with DeAnza. Their reliance on PUC Section 2705.5 made both legal and practical sense in that residents paid only what they would pay if they lived in a residential neighborhood within the city of Santa Cruz and permitted DeAnza to recoup part of the expenses of operating a submetered system through the readiness to serve charge.

     Over a period of 18 months from 1993 into May of 1995, a series of complaints were filed by the HOA and Herbert Rossman, a resident, against DeAnza, and later, the Company. DeAnza and the Company demurred to each of these complaints on the grounds that the PUC had exclusive jurisdiction over the setting of water rates and that residents under rent control had to first exhaust their administrative remedies before proceeding in a civil action. At one point, the case was dismissed (with leave to amend) on the basis that jurisdiction was with the PUC and, at another point, Mr. Rossman was dismissed from the case because he had not exhausted his administrative remedies.

     On June 29, 1995, a hearing was held before a Santa Cruz rent control officer on the submetering of both water and sewer. The Company and DeAnza prevailed on all issues related to sewer and the rent rollback related to water, but the hearing officer determined that the Company could only pass through its actual cost of water, i.e., a prorated readiness to serve charge and tax thereon. The hearing officer did not deal with the subsidy being given to residents through the quantity charge and ordered a rebate in a fixed amount per resident. The Company and DeAnza requested reconsideration on this issue, among others, which reconsideration was denied by the hearing officer.

     The Company then took a writ of mandate (an appeal from an administrative order) to the Superior Court and, pending this appeal, the residents, the Company and the City agreed to stay the effect of the hearing officer's decision until the Court rendered judgment.

     In July 1996, the Superior Court affirmed the hearing officer's decision without addressing concerns about the failure to take the subsidy on the quantity charge into account.

     The Company requested that the City and the HOA agree to a further stay pending appeal to the court of appeals, but they refused and the appeals court denied the Company's request for a stay in late November 1996. Therefore, on January 1, 1997, the Company reduced its water charges at this Property to reflect a pass-through of only the readiness to serve charge and tax at the master meter (approximately $0.73) and to eliminate the subsidy on the water charges. On their March 1, 1997 rent billings, residents were credited for amounts previously "overcharged" for readiness to serve charge and tax. The amount of the rebate given by the Company was $36,400. In calculating the rebate, the Company and DeAnza took into account the previous subsidy on water usage although this issue had not yet been decided by the court of appeals. The Company and DeAnza felt legally safe in so doing based on language in the hearing officer's decision that actual costs could be passed through.

     On March 12, 1997, the Company also filed an application with the PUC to dedicate the water system at this Property to public use and have the PUC set cost based rates for water usage. The Company believed it was obligated to take this action because of its consistent reliance on PUC Section 2705.5 as a safe harbor from PUC jurisdiction. That is, when the Company could no longer charge for water as the local serving utility would charge, it was no longer exempt from the PUC's jurisdiction and control under PUC Section 2705.5.

     On March 20, 1997, the court of appeals issued the writ of mandate requested by the Company on the grounds that the hearing officer had improperly calculated the amount of the rebate (meaning the Company had correctly calculated the rent credits), but also ruling that the hearing officer was correct when he found that the readiness to serve charge and tax thereon as charged by DeAnza and the Company were an inappropriate rent increase. The court of appeals further agreed with the Company that the city's hearing officer did not have the authority under California Civil Code Section 798.41 to establish rates that could be charged in the future.

     Following this decision, the PUC granted the Company its certificate of convenience and necessity on December 17, 1998 and approved cost based rates and charges for water that exceed what residents were paying under the Company's reliance on PUC Section 2705.5. Concurrently, the PUC also issued an Order Instituting Investigation ("OII") confirming its exclusive jurisdiction over the issue of water rates in a submetered system and commencing an investigation into the confusion and turmoil over billings in submetered properties. Specifically, the OII states: "The Commission has exclusive and primary jurisdiction over the establishment of rates for water and sewer services provided by private entities."

     Specifically, the PUC ruling regarding the Company's application stated:
"The ultimate question of what fees and charges may or may not be assessed, beyond external supplier pass-through charges, for in-park facilities when a mobile home park does not adhere to the provisions of PUC Section 2705.5, must be decided by the Commission."

     After the court of appeals decision, the HOA brought all of its members back into the underlying civil action for the purpose of determining damages, including punitive damages, against the Company. The trial was continued from July 1998 to January 1999 to give the PUC time to act on the Company's application. Notwithstanding the action taken by the PUC in issuing the OII in December 1998, the trial court denied the Company's motion to dismiss on jurisdictional grounds and trial commenced before a jury on January 11, 1999.

     Not only did the trial court not consider the Company's motion to dismiss, the trial court refused to allow evidence of the OII or the Company's PUC approval to go before the jury. Notwithstanding the Company's strenuous objections, the judge also allowed evidence of the Company's and DeAnza's litigation tactics to be used as evidence of bad faith and oppressive actions (including evidence of the application to the PUC requesting a $22.00 readiness to serve charge). The Company's motion for a mistrial based upon these evidentiary rulings was denied. On January 22, 1999, the jury returned a verdict awarding $6.0 million of punitive damages against the Company and DeAnza. The Company had previously agreed to indemnify DeAnza on the matter.

     The Company is preparing to bond the judgment pending appeal in accordance with California procedural rules which require a bond equal to 150% of the amount of the judgment. Post-judgment interest will accrue at the statutory rate of 10.0% per annum.

     The Company will participate in post trial motions including a case management conference before March 15, 1999. The post trial motions will include a motion for judgment notwithstanding the verdict, new trial and remittitur (a procedure whereby the trial judge could unilaterally reduce the punitive damages award). To the extent the Company is unable to obtain relief in the form of reversal or reduction of the award in the trial court pursuant to post trial motions, relief from the verdict, if any, will have to come on appeal.

     Generally, the Company's appeal will focus on two areas: 1) lack of jurisdiction in the trial court; and 2) trial error. Given that the PUC has issued an OII confirming its exclusive jurisdiction over the issue of water rates in a submetered system, that there was generally no dispute with respect to the rent roll back to achieve relief from rent control, the magnitude of the verdict in light of reasonable reliance on the PUC's statutory authority, use of prejudicial evidence against the Company and denial of the Company's rights to present the PUC decision and related evidence, the Company believes the court of appeals will reverse or substantially reduce the punitive damage award. However, there can be no assurances that this will occur.

     The Company's view is that the range of possible loss on this matter at this time based on the opposing legal theories is from 0 (zero) (without considering the Company's litigation expense which is not expected to be material) to $6 million (plus costs which the Company expect plaintiffs' counsel to claim, the Company's litigation expense, cost of the bond and post-judgment interest). The HOA is also seeking to recover attorneys fees in connection with the trial, including a multiplier of such fees which may result in an attorneys fee award in the range of $700,000 to $900,000. This is in addition to the $100,000 award referred to above. The Company will vigorously oppose such award of attorney fees.

     Under the Company's theory of the case, once appropriate unbundling of the utility service from rent has occurred, only the PUC has exclusive jurisdiction regarding rates that may be charged for utility services on a prospective basis. The Company believes the actions by the PUC in reiterating its exclusive jurisdiction, agreeing with the Company's interpretation of PUC Section 2705.5, and in certificating the Company's utility company through the establishment of cost based rates for the Property validate its previous reliance on PUC Section 2705.5 as a means of recovering a portion of the cost of providing water at the Property. Based on the PUC's rulings, while legal expense will be incurred in further defense, it follows that residents did not incur any actual damages (in the form of "overcharges") and may be liable to return amounts previously repaid by the Company and DeAnza.

     Obviously, plaintiff's theory as described herein has resulted not only in a refund to residents of amounts "overcharged", but also in the punitive damage award. To avoid trying this case on the merits, plaintiffs introduced substantial evidence of legal strategy and objected strenuously (and successfully) to introduction of evidence supporting the Company on the merits.

     Currently, there is little or no settlement potential unless the trial court indicates to plaintiffs at a scheduled case management conference (February 24, 1999) that it is seriously considering granting a new trial or other relief to the Company based on post trial motions. Estimated legal expense, if this matter is not resolved prior to appeal, during the next 15 months could reach between $300,000 and $500,000.

     In a separate matter, on September 29, 1995, the United States Environmental Protection Agency ("USEPA") issued its Findings of Violations and Order for Compliance with respect to the National Pollution Discharge Elimination System ("NPDES") Permit governing the operation of the on-site waste water treatment plant at one of the Company's Properties. On October 6, 1995, the USEPA issued its Findings of Violation and Order for Compliance with respect to the NPDES Permit governing the operation of the on-site waste water treatment plant at another of the Company's Properties. The Company and USEPA have reached a tentative agreement to resolve the matter in which the operation of the remaining waste water treatment plant would be subject to a consent decree that would provide for fines and penalties in the event of future violations and the Company would contribute monies to a supplemental environmental project and pay a fine. The tentative agreement has not yet been reduced to writing and therefore remains subject to change. The Company does not believe the impact of the settlement will be material and the Company believes it has established adequate reserves for any amounts that may be paid.

     In another matter, in connection with the acquisition of the Ellenburg Communities and pursuant to orders of the California Superior Court, approximately $30 million of the amounts paid by the Company have been deposited with the court appointed winding up agents (the "Winding Up Agents"). The deposited amounts relate to claims (the "Karno Claims") of Norton S. Karno (and related entities) who at various times has been a creditor, advisor, lawyer and shareholder of certain of the entities related to the Ellenburg Communities. The Winding Up Agents have disputed the claims and have filed a complaint against Mr. Karno (and related entities) requesting that the court determine that the claims be reduced or eliminated.

     On October 30, 1998, the Company received notice of a lawsuit filed against the Company and certain Executive Officers of the Company in the Los Angeles Superior Court alleging, among other causes of action, that the Company breached certain agreements in connection with the acquisition of the Ellenburg Communities and claiming damages in excess of $50 million plus punitive damages. Based upon jurisdictional issues, in February 1999 the claims against the Executive Officers of the Company were dismissed. The Company believes most of the claim relates to the disputed Karno Claims discussed above. The Company believes the claims are without merit, intends to vigorously defend the defendants in this matter and does not believe the impact of this matter will be material.

     In connection with the acquisition of the Ellenburg Communities, Mr. Karno and others have appealed various court orders on which the Company has relied. The court of appeals has recently requested briefing on the issue of whether certain appeals are moot. Mr. Karno has also sought before both the California Superior Court and Court of Appeals to take control of ECC, but to date none of his attempts have been successful.

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

                                                                                  Distributions      Return of Capital
                             Close               High                Low              Made            GAAP Basis (a)
                             -----               ----                ---              ----           -----------------
1998
1st Quarter                $25.8750            $27.1250           $24.5625           $.3625                $.05
2nd Quarter                 24.1250             27.0000            24.0000            .3625                 .08
3rd Quarter                 25.4375             27.2500            22.0000            .3625                 .10
4th Quarter                 25.0625             25.6875            22.8750            .3625                 .10

1997
1st Quarter                $21.8750            $24.2500           $21.3750           $ .33                 $.05
2nd Quarter                 23.0625             23.7500            20.1250             .33                  .04
3rd Quarter                 26.0000             26.4375            23.0625             .33                  .02
4th Quarter                 27.0000             27.5000            25.6250             .33                  .04

(a) Represents distributions per share in excess of net income per share-basic on a GAAP basis and is not the same as return of capital on a tax basis.

The number of beneficial holders of the Company's common stock at December 31, 1998 was approximately 5,600.

ITEM 6.   SELECTED FINANCIAL AND OPERATING INFORMATION

     The following table sets forth selected financial and operating information on a historical basis for the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1998, 1997 and 1996 has been derived from the historical Financial Statements of the Company audited by Ernst & Young LLP, independent auditors. The historical operating data for the years ended December 31, 1995 and 1994 has been derived from the historical Financial Statements of the Company audited by Coopers & Lybrand, L.L.P., independent auditors.

     On April 22, 1994, a two-for-one stock split became effective. For purposes of presenting outstanding shares, distribution per share and OP Units, the impact of the stock split has been given retroactive treatment.

           Manufactured Home Communities, Inc. Consolidated Historical

                                                                          (1) Years ended December 31,
                                              -------------------------------------------------------------------------------------
                                                   1998             1997               1996               1995              1994
                                              -------------    --------------    ---------------     -------------     ------------
                                                         (Amounts in thousands, except for per share and property data)
OPERATING DATA:
REVENUES
  Base rental income                             $ 165,340           $ 108,984         $ 93,109           $ 85,242       $  60,085
  Utility and other income                          25,372              11,785            8,821              8,481           4,348
  Equity in income of affiliates                     1,070                 800              853                885             727
  Interest income                                    3,048               1,941            2,420              2,296           3,599
                                                 ---------           ---------         ---------          --------       ---------
     Total revenues                                194,830             123,510          105,203             96,904          68,759
                                                 ---------           ---------         ---------          --------       ---------

EXPENSES
  Property operating and  maintenance               53,064              32,343           28,399             27,057          19,203
  Real estate taxes                                 14,470               8,352            7,947              7,241           4,214
  Property management                                7,108               5,079            4,338              4,675           4,099
  General and administrative                         5,411               4,559            4,062              4,537           3,668
  Depreciation and other costs (2)                  29,421              17,955           15,732             16,122           9,520
  Interest and related amortization  (3)            49,693              21,753           17,782             18,527          11,146
                                                 ---------           ---------         --------           --------       ---------
     Total expenses                                159,167              90,041           78,260             78,159          51,850
                                                 ---------           ---------         --------           --------       ---------

  Income from operations                            35,663              33,469           26,943             18,745          16,909
  Gain (loss) on sale of property                      ---                 ---              ---              1,278            (293)
                                                 ---------           ---------         --------           --------       ---------
  Income before allocation to minority
   interests and extraordinary item                 35,663              33,469           26,943             20,023          16,616
  Income allocated to minority interests            (6,733)             (4,373)          (2,671)            (2,006)         (1,568)
                                                 ---------           ---------         --------           --------       ---------

Income before extraordinary item                    28,930              29,096           24,272             18,017          15,048
  Extraordinary loss on early extinguishment
    of debt (net of income allocated to
    minority interests)                                ---                (451)             ---                ---             ---
                                                 ---------           ---------         --------           --------       ---------
Net income                                       $  28,930           $  28,645         $ 24,272           $ 18,017       $  15,048
                                                 =========           =========         ========           ========       =========

Net income per common share before
   extraordinary item - basic                    $    1.13           $    1.18         $    .98           $    .74       $     .70
                                                 =========           =========         ========           ========       =========
Net income per common share before
   extraordinary item - diluted                  $    1.12           $   1.15          $    .98           $    .74       $     .70
                                                 =========           =========         ========           ========       =========
Net income per common share - basic              $    1.13           $    1.16         $    .98           $    .74       $     .70
                                                 =========           =========         ========           ========       =========
Net income per common share - diluted            $    1.12           $    1.15         $    .98           $    .74       $     .70
                                                 =========           =========         ========           ========       =========
Dividend  per share                              $    1.45           $    1.32         $   1.22           $   1.18       $    1.14
                                                 =========           =========         ========           ========       =========

Weighted average common shares outstanding -
 basic, excluding OP Units of 5,977, 3,749,
 2,715, 2,717 and 2,397, respectively               25,626              24,689           24,693             24,353          21,508
                                                 =========           =========         ========           ========       =========
Weighted average common shares outstanding -
 diluted, including OP Units of 5,977,
 3,749,  2,715, 2,717 and 2,397, respectively       31,962              28,762           27,546             27,138          23,942
                                                 =========           =========         ========           ========       =========
OTHER DATA:
Funds from operations (4)                        $  64,089           $  50,834         $ 42,187           $ 34,518       $  26,186
Net cash flow:
  Operating activities                           $  71,977           $  54,581         $ 49,660           $ 40,161       $  24,910
  Investing activities                           $(262,762)          $(239,445)        $(60,954)          $  4,382       $(220,707)
  Financing activities                           $ 203,533           $ 185,449         $ 10,858           $(45,707)      $ 170,427

Total Properties (at end of period) (5)                154                 121               69                 65              67
Total sites (at end of period)                      53,391              44,108           27,356             25,552          25,860
Total sites (weighted average)                      49,932              29,323           26,621             25,375          18,164

                                                                                (1) December 31,
                                              -------------------------------------------------------------------------------------
                                                  1998             1997               1996               1995             1994
                                              -------------    --------------   ---------------     -------------    --------------
                                                                                 (In thousands)
BALANCE SHEET DATA:

  Real estate, before accumulated                $1,237,431          $936,318          $597,650          $543,229          $541,775
  depreciation (6)
  Total assets                                    1,176,841           864,365           567,874           523,125           544,106
  Total debt                                        750,849           495,172           254,982           211,966           226,670
  Minority interests                                 70,468            67,453            28,640            29,305            30,507
  Stockholders' equity                              310,441           280,575           257,952           261,500           270,602

____________
(1) See the Consolidated Financial Statements of the Company included elsewhere herein.

(2) Depreciation and other costs include depreciation on corporate assets of approximately $995,000, $590,000, $488,000, $349,000 and $243,000 for the
     years ended  December  31, 1998,  1997,  1996,  1995 and 1994, respectively.

(3) The $265 million mortgage note payable (the "Mortgage Debt") bears interest at 7.015% through February 1, 2008.

     The Company has a $175 million credit facility bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125% ($145 million was outstanding at December 31, 1998).

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period, 1998 through 2003. By fixing the rate on $100 million of debt, the Company avoids the general uncertainty relating to the floating interest rate on the Company's variable rate debt through such time.

(4) The Company generally considers Funds From Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO was defined by the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 as net income (computed in accordance with generally accepted accounting principles ["GAAP']), before allocation to minority interests, excluding gains (or losses) from sales of property, plus real estate depreciation and after adjustments for significant non-recurring items, if any. In the first quarter of 1996, the Company adopted this new definition of FFO which is effective for periods ending after December 31, 1995. For purposes of presenting FFO, the revised definition of FFO has been given retroactive treatment. Prior to this adoption, FFO was defined as income before allocation to minority interests plus certain non-cash items, primarily depreciation and amortization. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company computes FFO in accordance with the NAREIT definition which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

(5) During 1994, 23 Properties were acquired, which had an aggregate net operating income of $10.3 million in 1994, which included approximately $3.7 million of depreciation and amortization expense. Also during 1994, three properties were sold; net operating income attributable to such properties was approximately $30,500, which included approximately $32,000 of depreciation and amortization expense. During the year ended December 31, 1995, two properties were sold; net operating income attributable to such properties was approximately $235,000, which included approximately $83,000 of depreciation and amortization expense. During the year ended December 31, 1996, four Properties were acquired; net operating income attributable to such Properties was approximately $1.8 million, which included approximately $371,000 of depreciation and amortization expense. During the year ended December 31, 1997, 39 Properties were acquired; net operating income attributable to such Properties was approximately $3.8 million, which included approximately $1.7 million of depreciation and amortization expense. During the year ended December 31, 1998, 41 Properties were acquired; net operating income attributable to such Properties was approximately $7.6 million, which included approximately $3.9 million of depreciation and amortization expense.

(6)  During 1994, 23 Properties were acquired, which had an aggregate net
     The Company believes that the book value of the Properties, which reflectsx historical costs of such real estate assets less accumulated depreciation, is less than the current market value of the Properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance; the adverse impact of external factors such as inflation and consumer confidence; and the risks associated with real estate ownership.

RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

     Since December 31, 1997, the gross investment in rental property has increased from $936 million to $1,237 million as of December 31, 1998 due to the acquisition of the following properties (collectively, the "1998 Acquisition Properties"): (i) the Ellenburg Communities; (ii) Quail Meadows on January 8, 1998; (iii) Sherwood Forest RV Resort on April 30, 1998; (iv) Casa Del Sol Resort III on May 14, 1998; (v) a portfolio of eighteen properties (the "College Heights Communities") on June 4, 1998; and (vi) Sunset Oaks on August 13, 1998. The total number of sites owned and controlled has increased from 44,108 as of December 31, 1997 to 53,391 as of December 31, 1998.

     The following table summarizes certain weighted average statistics for the years ended December 31, 1998 and 1997. "Core Portfolio" represents an analysis of properties owned during both periods of comparison.

                                                   Core Portfolio                   Total Portfolio
                                            -----------------------------      -------------------------
                                               1998              1997             1998           1997
                                            -----------       -----------      -----------    ----------
     Total sites                                27,455             27,432           43,932       29,323
     Occupied sites                             26,057             25,983           41,420       27,770
     Occupancy %                                  94.9%              94.7%            94.3%        94.7%
     Monthly base rent per site                $   335            $   321          $   332      $   327

     Base rental income ($165 million) increased $56.3 million or 51.7%. For the Core Portfolio, base rental income increased approximately $4.1 million or 4.1%, reflecting an increase in base rental rates. The remaining $52.2 million increase in base rental income was attributed to the properties acquired in 1997 and the 1998 Acquisition Properties (collectively, the "1997 and 1998 Acquisition Properties").

Monthly base rent per site for the total portfolio increased 1.5%, reflecting a 4.4% increase in monthly base rent per site for the Core Portfolio offset by lower monthly base rents for the 1997 and 1998 Acquisition Properties. Average monthly base rent per site for the 1997 and 1998 Acquisition Properties was $329 for the year ended December 31, 1998.

     Weighted average occupancy decreased 0.4% due to the addition of the 1997 and 1998 Acquisition Properties to the portfolio with lower occupancy percentages, partially offset by increased occupancy at the Core Portfolio The 0.2% increase at the Core Portfolio reflects a 0.4% decrease attributed to lower occupancy at four family properties and lower occupancy at two properties where the Company has implemented a program to upgrade the resident profile and housing stock. Excluding these communities, occupancy at the Core Portfolio increased 0.6%.

     Utility and other income ($25.4 million) increased $13.6 million or 115.3%, due to an increase of $13.1 million attributed to the 1997 and 1998 Acquisition Properties, including $7.2 million of RV income. The remaining $500,000 increase reflected increased utility income, real estate tax pass-ons and other miscellaneous income at the Core Portfolio.

     Interest income ($3.0 million) increased $1.1 million or 57.0%, primarily due to the issuance of $14.6 million of notes receivable and an increase in interest earned on short-term investments. Short-term investments had average balances for the years ended December 31, 1998 and 1997 of approximately $6.9 million and $4.7 million, respectively, which earned interest income at an effective rate of 5.4% per annum in both years.

     Property operating and maintenance expenses ($53.0 million) increased $20.7 million or 64.1%. Of this increase $19.4 million is attributed to the 1997 and 1998 Acquisition Properties. The remaining $1.3 million increase includes approximately $300,000 of one-time expenses associated with water main breaks, storm damage and legal costs at the Core Portfolio. The Core Portfolio also experienced increases in property payroll, property general and administrative expenses and insurance and other expenses. Property operating and maintenance expenses represented 27.2% of total revenues in 1998 and 26.2% in 1997.

     Real estate taxes ($14.5 million) increased $6.1 million or 73.3% due to the impact of the 1997 and 1998 Acquisition Properties. Real estate taxes represented 7.4% of total revenues in 1998 and 6.8% in 1997.

     Property management expenses ($7.1 million) increased $2.0 million or 39.9%. The increase was primarily due to an increase in management company payroll and incremental costs associated with self management of the 1997 and 1998 Acquisition Properties. Property management expenses represented 3.6% of total revenues in 1998 and 4.1% of total revenues in 1997.

     General and Administrative expenses ("G&A") ($5.4 million) increased $851,000 or 18.7%. The increase was primarily due to increased payroll. G&A represented 2.8% of total revenues in 1998 and 3.7% in 1997.

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $41.6 million or 56.8%. Approximately $37.6 million of the increase related to the 1997 and 1998 Acquisition Properties. The remaining increase reflected increased base rental income at the Core Portfolio. EBITDA represented 58.9% of total revenues in 1998 and 59.2% in 1997.

     Interest and related amortization ($49.7 million) increased $27.9 million or 128.4%. The increase was due to higher weighted average outstanding debt balances during the period. The weighted average outstanding debt balances for the years ended December 31, 1998 and 1997 were $696 million and $301.3 million, respectively. The effective interest rate was 7.2% in 1998 and 7.1% in 1997. Interest and related amortization represented 25.5% of total revenues in 1998 and 17.6% in 1997.

     The Company has a $265.0 million mortgage note (the "Mortgage Debt") collateralized by 29 properties beneficially owned by MHC Financing Limited Partnership. The Mortgage Debt has a maturity date of January 2, 2028 and pays interest only at 7.015%. There is no principal amortization until February 1, 2008 after which principal and interest are paid from available cash flow and the interest rate is reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%.

     The Company has an unsecured line of credit with a bank (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. On April 28, 1998, the Company amended the Credit Agreement, increasing the line of credit from $100 million to $150 million. On December 18, 1998, the Company further amended the Credit Agreement, increasing the line of credit from $150 million to $175 million. The Credit Agreement matures on August 17, 2000, at which time the Company may extend the maturity date to August 17, 2002 and the Credit Agreement would be converted to a term loan. The Company pays a fee on the average unused amount of such credit equal to 0.15% of such amount. As of December 31, 1998, $145 million was outstanding under the Credit Agreement. The Company paid fees related to the amendments which were immaterial.

     The Company has a term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. On April 28, 1998, the Company amended the Term Loan to increase the borrowing from $60 million to $100 million. The Term Loan matures on April 3, 2000 and may be extended to April 3, 2002. The Company used the $40 million in proceeds to repay a portion of the $50 million previously borrowed on April 7, 1998 under the Term Loan. The Company paid fees related to this amendment which were immaterial.

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The cost of the 1998 Swap consisted only of legal costs which were deemed immaterial. The value of the 1998 Swap is impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on December 31, 1998, the applicable LIBOR swap rate would have been 4.56%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap versus its current value by approximately $39,000. The Company accounts for the 1998 Swap as a hedge. Payments and receipts under the 1998 Swap are accounted for as an adjustment to interest expense.

     Depreciation on corporate assets ($995,000) increased $405,000 or 68.8% due to fixed asset additions in 1997 and 1998 associated with the Company's upgrade of certain computer systems infrastructure and the wide area network. Depreciation on corporate assets represented 0.5% of total revenues in both 1998 and 1997.

     Depreciation on real estate assets and other costs ($28.4 million) increased $11.1 million or 63.7% as a result of 1997 and 1998 Acquisition Properties. Depreciation on real estate assets and other costs represented 14.6% of total revenues in 1998 and 14.1% in 1997.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     Since December 31, 1996, the gross investment in rental property increased from $598 million to $936 million as of December 31, 1997 due to the acquisition of the following properties (the "1997 Acquisition Properties"): (i) California Hawaiian on March 14, 1997; (ii) Golf Vista Estates on March 27, 1997; (iii) Golden Terrace South on May 30, 1997; (iv) a portfolio of eighteen manufactured home communities and two commercial properties (collectively, the "MPW Properties") on August 29, 1997; (v) Arrowhead Village on September 16, 1997, and (vi) seventeen of the Ellenburg Communities on December 18, 1997. The total number of sites owned and controlled increased from 27,356 as of December 31, 1996 to 44,108 as of December 31, 1997.

     The following table summarizes certain weighted average statistics for the years ended December 31, 1997 and 1996. "Core Portfolio" represents an analysis of properties owned during both periods of comparison.

                                                    Core Portfolio                   Total Portfolio
                                            -----------------------------      -------------------------
                                               1997              1996             1997           1996
                                            -----------       -----------      -----------    ----------
     Total sites                               25,631            25,554           29,323        26,621
     Occupied sites                            24,319            24,098           27,770        25,025
     Occupancy %                                 94.9%             94.3%            94.7%         94.0%
     Monthly base rent per site               $   325           $   312          $   327       $   310

     Base rental income ($109 million) increased $15.9 million or 17.0%. For the Core Portfolio, base rental income increased approximately $4.7 million or 5.2%, reflecting a 4.3% increase in base rental rates and a 0.9% increase related to occupancy. The remaining $11.2 million increase in base rental income was attributed to the 1997 Acquisition Properties.

     Monthly base rent per site for the total portfolio increased 5.5%, reflecting a 4.2% increase in monthly base rent per site for the Core Portfolio and higher monthly base rents for the 1997 Acquisition Properties. Average monthly base rent per site for the 1997 Acquisition Properties was $343 for the year ended December 31, 1997.

     Weighted average occupancy increased 0.7% due to increased occupancy at the expansion communities and the addition of the 1997 Acquisition Properties with higher occupancy percentages to the portfolio.

     Utility and other income ($11.8 million) increased $3.0 million or 33.6%, primarily due to an increase of $1.2 million attributed to the 1997 Acquisition Properties, the collection of dividend income of $173,000 in the first quarter of 1997, and increased utility income, real estate tax pass-ons and other miscellaneous income at the Core Portfolio.

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

     Property operating and maintenance expenses ($32.3 million) increased $3.9 million or 13.9% due to the impact of the 1997 Acquisition Properties and an increase in property payroll, property general and administrative expenses and insurance and other expenses at the Core Portfolio. Partially offsetting these increases was a decrease in repairs and maintenance expense and utility expense at the Core Portfolio. Property operating and maintenance expenses represented 26.2% of total revenues in 1997 and 27.0% in 1996.

     Real estate taxes ($8.4 million) increased $405,000 or 5.1% due to the impact of the 1997 Acquisition Properties, partially offset by a decrease in the Core Portfolio due to lower than expected assessed values at certain of the properties based on actual bills received. Real estate taxes represented 6.8% of total revenues in 1997 and 7.6% in 1996.

     Property management expenses ($5.1 million) increased $741,000 or 17.1%. The increase was primarily due to an increase in management company payroll and incremental costs associated with self management of the 1997 Acquisition Properties. Property management expenses represented 4.1% of total revenues in both 1997 and 1996.

     G&A ($4.6 million) increased $497,000 or 12.2%. The increase was primarily due to increased payroll resulting from salary increases. G&A represented 3.7% of total revenues in 1997 and 3.9% in 1996.

     EBITDA increased $12.7 million or 21%. Approximately $7.6 million of the increase related to the 1997 Acquisition Properties. The remaining increase reflected increased base rental income and decreased repairs and maintenance expense, utility expense and real estate tax expense, partially offset by increased payroll expense, property general and administrative expense and insurance and other expenses at the Core Portfolio. In addition, corporate G&A and property management expenses increased. EBITDA represented 59.2% of total revenues in 1997 and 57.5% in 1996.

     Interest and related amortization ($21.8 million) increased $4.0 million or 22.3%. The increase was due to higher weighted average outstanding debt balances during the period. The weighted average outstanding debt balances for the years ended December 31, 1997 and 1996 were $301.3 million and $234.9 million, respectively. The effective interest rate was 7.1% in 1997 and 7.2% in 1996. Interest and related amortization represented 17.6% of total revenues in 1997 and 16.9% in 1996.

     On December 12, 1997, the Company refinanced the $100.0 million mortgage note (the "Original Mortgage Debt") with a $265.0 million mortgage note (see discussion above). In October 1996, the Company entered into an interest rate swap agreement (the "1997 Swap") fixing LIBOR on the Original Mortgage Debt at 5.57% effective January 10, 1997 through March 3, 1998. The Company sold the 1997 Swap in December 1997 for approximately $26,000 in connection with the refinancing.

     Depreciation on corporate assets ($590,000) increased $102,000 or 20.9% due to fixed asset additions in 1996 associated with the Company's conversion to a new accounting software system. Depreciation on corporate assets represented 0.5% of total revenues in both 1997 and 1996.

     Depreciation on real estate assets and other costs ($17.4 million) increased $2.1 million or 13.9% as a result of the 1997 Acquisition Properties. In addition, the Company recognized a one-time gain of $18,000 representing gains on the prepayment of notes receivable and the sale of certain assets related to the Chateau Communities, Inc. merger attempt, partially offset by the write-off of certain deferred compensation. Depreciation on real estate assets and other costs represented 14.1% of total revenues in 1997 and 14.5% in 1996.

     In the fourth quarter of 1997, the Company recognized an extraordinary item for early extinguishment of the Original Mortgage Debt of $556,000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased $17.4 million from $54.6 million for the year ended December 31, 1997 to $72.0 million for the same period in 1998. This increase reflected a $13.3 million increase in FFO, which reflected increases in rental income as discussed in "Results of Operations" above, and an increase in accounts payable and real estate tax accruals and rents received in advance related to the property acquisitions, partially offset by increased prepaid expenses.

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

     FFO was defined by NAREIT in March 1995 as net income (computed in accordance with GAAP), before allocation to minority interests, excluding gains (or losses) from sales of property, plus real estate depreciation and after adjustments for significant non-recurring items, if any. In the first quarter of 1996, the Company adopted this new definition of FFO which was effective for periods ending after December 31, 1995. The Company computes FFO in accordance with the NAREIT definition which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds available for distribution ("FAD") is defined as FFO less non-revenue producing capital expenditures. The Company believes that FFO and FAD are useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, they provide investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO and FAD in and of themselves do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs.

     The following table presents a calculation of FFO and FAD for the years ended December 31, 1998, 1997 and 1996 (amounts in thousands):

                                                                                    For the Years Ended
                                                                                       December 31,
                                                                     ------------------------------------------------
          Computation of funds from operations:                        1998                1997              1996
                                                                     ----------          ---------        ----------
               Income before allocation to minority interests
                 and extraordinary item......................         $  35,663          $  33,469        $   26,943
                   Depreciation on real estate assets and
                        other costs..........................            28,426             17,365            15,244
                   Gain on sale of assets....................               ---                ---               ---
                                                                     ----------          ---------        ----------
               Funds from operations.........................         $  64,089          $  50,834        $   42,187
                                                                      =========          =========        ==========

          Computation of funds available for distribution:
               Funds from operations.........................         $  64,089          $  50,834        $   42,187
                   Non-revenue producing improvements -
                      rental properties......................            (8,005)            (4,187)           (3,402)
                                                                     ----------          ---------        ----------
          Funds available for distribution...................         $  56,084          $  46,647        $   38,785
                                                                      =========          =========        ==========

     Net cash used in investing activities increased $23.3 million from $239.4 million for the year ended December 31, 1997 to $262.8 million for the year ended December 31, 1998, primarily due to the funding of notes receivable, improvements made to acquisition properties, and collection of escrow proceeds related to the acquisition of the Ellenburg Communities, partially offset by the sale of project related assets in 1997.

     Net cash used in investing activities increased $178.4 million from $61 million for the year ended December 31, 1996 to $239.4 million for the year ended December 31, 1997, primarily due to increased payments for acquisitions in 1997 and the Company's investment in partnerships, partially offset by the collection of principal payments on notes receivable, net proceeds from the sale of project related assets and decreased purchases of short-term investments, all of which had maturitites of three months or less.

     On September 4, 1997, the Company entered into a portfolio purchase agreement (as amended by a supplemental agreement on December 17, 1997) to acquire 38 manufactured home communities (the "Ellenburg Communities") from partnerships having Ellenburg Capital Corporation ("ECC") as the general partner for a purchase price in excess of $300 million. From December 17, 1997 through December 31, 1998, the Company closed on the acquisition of thirty-one of the Ellenburg Communities for an aggregate purchase price of approximately $278 million and gained control of an additional five Ellenburg Communities with acquisition advances of approximately $57 million to the partnerships which own such Ellenburg Communities. The Company funded the acquisition advances with borrowings under the Company's line of credit and term bank facilities. In addition, the Company assumed debt of approximately $32 million and issued OP Units of approximately $4.9 million in connection with this transaction.

     During 1998, the Company received approximately $14.3 million, including approximately $365,000 of interest income, which was being held subject to the completion of due diligence procedures on the Ellenburg Communities. The persons appointed to windup the affairs of ECC have released the funds and have presented a status report to the court. The $14.3 million has been recorded as a liability until certain related issues are finalized at which point the final liability will be relieved and the purchase price of the Ellenburg Communities adjusted accordingly.

     On January 6, 1998, the Company funded a $12.3 million loan (the "Meadows Loan") to Meadows Preservation, Inc. The Meadows Loan is collateralized by The Meadows manufactured home community located in Palm Beach Gardens, Florida, bears interest at a nominal rate of 9%, subject to adjustment based on cash flow of the property, and matures on April 30, 1999.

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

     On June 4, 1998, the Company entered into a joint venture agreement with Wolverine Investors L.L.C. to acquire the College Heights Communities. The aggregate purchase price for the College Heights Communities was approximately $89 million. The Company contributed approximately $19 million to the joint venture, Wolverine Investors L.L.C. contributed approximately $2.0 million to the joint venture and the remainder of the acquisition was funded with a borrowing from a financial institution of approximately $68 million. The Company's $19 million contribution to the joint venture was funded with a borrowing under the Company's line of credit. Due to the Company's ability to control the joint venture through its ownership percentage, the joint venture has been consolidated with the Company for financial reporting purposes.

     On August 13, 1998, the Company acquired Sunset Oaks, located in Plant City, Florida, adjacent to one of the Company's existing properties, for a purchase price of approximately $3.6 million. The acquisition was funded with a borrowing under the Company's line of credit. Sunset Oaks consists of 168 developed sites.

     Capital expenditures for improvements were approximately $14.2 million for the year ended December 31, 1998 compared to $6.4 million for the year ended December 31, 1997. Of the $14.2 million, approximately $8 million represented improvements to existing sites including $3.5 million related to newly acquired properties. The Company anticipates spending approximately $6.7 million on improvements to existing sites during 1999. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maintain competitive market rents for new and renewing residents. The remaining $6.2 million represented costs to develop expansion sites at certain of the Company's Properties and other corporate headquarter costs.

     Net cash provided by financing activities increased $18.1 million from $185.4 million for the year ended December 31, 1997 to $203.5 million for the year ended December 31, 1998 primarily due to the issuance of common stock in the second quarter of 1998, partially offset by decreased net proceeds from the line of credit, term loan and mortgage notes payable.

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

     For the year ended December 31, 1998, the Company declared and paid quarterly distributions totaling $1.45 per share. For the year ended December 31, 1997, the Company declared and paid quarterly distributions totaling $1.32 per share. Return of capital on a GAAP basis was $0.33, $0.15 and $0.24 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide the Company with the opportunity to achieve increases, where justified by the market, in rental income as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

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

YEAR 2000

     The year 2000 issue ("Year 2000") is the result of computer programs and embedded processors ("Systems") failing to properly account for the end of 1999 and the rollover to the year 2000. The Year 2000 issue comes from three date-related problems and practices. First some Systems define the year-portion of date fields with two digits instead of four. As a result, programs and equipment that have time-sensitive functions may interpret a date using "00" as being 1900 rather than 2000. Second, the year 2000 is a leap year. There is a possibility that some Systems may fail to account for the leap day properly. Third, in practice, an artificial date of "9/9/99" is sometimes used as a fictitious date when testing Systems. It is possible that some Systems will reject the actual date of "September 9, 1999" as fictitious. Problems arising from one or more of these problems and practices could result in failure of one or more Systems causing a disruption of operations, including, among other things, a temporary inability to process transactions, collect rents, or engage in similar normal business activities.

     Utilizing purchasing records, inventory listings, and direct communication with employees, the Company is in the process of identifying all of its information technology ("IT") and non-IT systems and assessing them for Year 2000 readiness. Critical systems include, but are not limited to: accounts receivable, sales and inventory, human resources and payroll, accounts payable and general ledger, Lotus Notes, Microsoft Office, tax preparation and filing software, computers, data networking equipment, telephone systems, fax machines and photocopiers, security and life safety systems (elevators, alarm systems), process control systems (pool pumps and chlorine systems, sprinkler systems), cable television systems, lift stations, and drinking water and waste water treatment plants. The Company has completed the inventory and research phases of its preparations for the Year 2000. Review of the research material continues in the first quarter of 1999, as does on-site inspections of the utilities (drinking water and waste water treatment plants, lift stations, and cable television systems). The Company has retained consultants to handle assessment of its drinking water, waste water treatment, lift station and cable television facilities for which it is responsible. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company anticipates that scheduled system upgrades to its accounts receivable system, accounts payable and general ledger system, and payroll system will remediate current Year 2000 concerns. Remediation steps and development of contingency plans will be completed in the second quarter of 1999. The Company has set a deadline for Year 2000 readiness of June 30, 1999. There can be no guarantee that the systems of other companies on which the Company's Systems rely will be timely converted and will not have an adverse effect on the Company's Systems.

     Through December 31, 1998, the Company's costs associated with remediation efforts have been immaterial. In 1998, the Company retained a full-time contract employee to perform Year 2000 research and documentation at an annual fee of approximately $45,000 and has budgeted to retain the employee through 1999. The cost to retain a consultant to assess the waste water treatment and cable television facilities has been budgeted at less than $50,000. The Company expects that replacement of approximately 75 computers will be required with a capital budget of approximately $200,000. The Company's total Year 2000 project costs and estimates to complete do not include the estimated costs and time associated with the impact of third-party Year 2000 issues. The total cost of the Year 2000 project is estimated to be immaterial assuming third parties remediate their own Year 2000 issues. This assumption is based on management's best estimates, which were derived utilizing numerous assumptions of future events, and there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's earnings are affected by changes in interest rates as a portion of the Company's outstanding indebtedness is at variable rates based on LIBOR. The Company's $175 million line of credit ($145 million outstanding at December 31, 1998) bears interest at LIBOR plus 1.125% and the Company's $100 million Term Loan bears interest at LIBOR plus 1.0%. The Company has the 1998 Swap which fixes LIBOR at 6.4% on $100 million of the Company's floating rate debt for the period 1998 through 2003. If LIBOR increased/decreased by 1.0% during 1998, interest expense would have increased/decreased by approximately $1.0 million based on the average balance outstanding under the Company's line of credit for the year ended December 31, 1998. Information relating to quantitive and qualitive disclosure about market risk as it relates to the 1998 Swap is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 9 "Long Term Borrowings" in the Notes to Consolidated Financial Statements. Such information is incorporated herein.

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

          The information required by Item 10, Item 11, Item 12, and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than April 28, 1999, and thus this Part has been omitted in accordance with General Instruction G(3) to Form 10-K.


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

               10.13A(a)     Form of Noncompetition Agreement

               10.14(a)      General Electric Credit Corporation Commitment
                             Letter

               10.15(a)      Administrative Services Agreement between Realty
                               Systems, Inc. and Equity Group Investments, Inc.

               10.16(a)      Registration Rights and Lock-Up Agreement with
                               the Company (the Original Owners, EF&M,
                               Directors, Officers and Employees)

               10.17(a)      Administrative Services Agreement between the
                               Company and Equity Group Investments, Inc.

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

               10.28(d)      Form of Secured Promissory Note payable to the
                               Company by certain members of management of the Company dated January 2, 1996

               10.29(d)      Form of Pledge Agreement between the Company and
                               certain members of management of the Company dated January 2, 1996

               10.30(e)      Second Amended and Restated MHC Operating Limited
                               Partnership Agreement of Limited Partnership, dated as of March 15, 1996

               10.31(f)      Agreement of Limited Partnership of MHC Financing
                               Limited Partnership Two

               11            Not applicable

               12(g)         Computation of Ratio of Earnings to Fixed Charges

               13            Not applicable

               16            Not applicable

               18            Not applicable

               21(g)         Subsidiaries of the registrant

               22            Not applicable

               23(g)         Consent of Independent Auditors

               24.1(g)       Power of Attorney for John F. Podjasek, Jr. dated
                               February 22, 1999

               24.2(g)       Power of Attorney for Michael A. Torres dated
                               February 19, 1999

               24.3(g)       Power of Attorney for Thomas E. Dobrowski dated
                               February 17, 1999

               24.4(g)       Power of Attorney for Gary Waterman dated
                               February 18, 1999

               24.5(g)       Power of Attorney for Donald S. Chisholm dated
                               February 17, 1999

               24.6(g)       Power of Attorney for Louis H. Masotti dated
                               February 19, 1999

               27(g)         Financial Data Schedule

               28            Not applicable

-------------------

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

(f)        Included as an exhibit to the Company's Report on Form 10-K dated
             December 31, 1997, and incorporated herein by reference.

(g)        Filed herewith.


        (b)    Reports on Form 8-K:

                  Form 8-K/A dated December 18, 1997, filed February 24, 1998, relating to Item 2 - "Acquisition of Assets" and Item 7 "Financial Statements and Exhibits" on the acquisition of the Ellenburg Communities.

                  Form 8-K dated June 4, 1998, filed June 18, 1998, relating to
                  Item 2 - "Acquisition of Assets" and Item 7 "Financial Statements and Exhibits" on the acquisition of the College Heights Communities.

                  Form 8-K/A dated June 4, 1998, filed August 11, 1998, relating to Item 2 - "Acquisition of Assets" and Item 7 "Financial Statements and Exhibits" on the acquisition of the College Heights Communities.

                  Form 8-K dated January 22, 1999, filed February 4, 1999, relating to Item 5 - "Other Matters" on certain litigation.

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


                                       MANUFACTURED HOME COMMUNITIES, INC.,
                                       a Maryland corporation




Date:  March 2, 1999                   By: /s/ Howard Walker
       -------------                      -------------------------------------
                                          Howard Walker
                                          President and Chief Executive Officer



Date:  March 2, 1999                   By: /s/ Thomas P. Heneghan
       -------------                      -------------------------------------
                                          Thomas P. Heneghan
                                          Executive Vice President, Treasurer
                                          and Chief Financial Officer

Date:  March 2, 1999                   By: /s/ Judy A. Pultorak
       -------------                      -------------------------------------
                                          Judy A. Pultorak
                                          Principal Accounting Officer

MANUFACTURED HOME COMMUNITIES, INC. - SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.

           Name                                      Title                                Date
           ----                                      -----                                ----
/s/ Howard Walker
-------------------------------        Chief Executive Officer and President          March 2, 1999
    Howard Walker                                *Attorney-in-Fact                ----------------------


                                       Executive Vice President, Treasurer
/s/ Thomas P. Heneghan                     and Chief Financial Officer                March 2, 1999
-------------------------------                  *Attorney-in-Fact                ----------------------
    Thomas P. Heneghan


/s/ Samuel Zell                              Chairman of the Board
-------------------------------                                                       March 2, 1999
    Samuel Zell                                                                   ----------------------


/s/ Sheli Z. Rosenberg                            Director
-------------------------------
    Sheli Z. Rosenberg                                                                 March 2, 1999
                                                                                   ----------------------

/s/ David A. Helfand                              Director
-------------------------------
    David A. Helfand                                                                   March 2, 1999
                                                                                   ----------------------


*Donald S. Chisholm                               Director
-------------------------------
    Donald S. Chisholm                                                                 March 2, 1999
                                                                                   ----------------------


*Thomas E. Dobrowski                              Director
-------------------------------
    Thomas E. Dobrowski                                                                March 2, 1999
                                                                                   ----------------------


*Louis H. Masotti                                 Director
-------------------------------
    Louis H. Masotti                                                                   March 2, 1999
                                                                                   ----------------------


*John F. Podjasek, Jr.                            Director
-------------------------------
    John F. Podjasek, Jr.                                                              March 2, 1999
                                                                                   ----------------------


*Michael A. Torres                                Director
-------------------------------
    Michael A. Torres                                                                  March 2, 1999
                                                                                   ----------------------


*Gary L. Waterman                                 Director
-------------------------------
    Gary L. Waterman                                                                   March 2, 1999
                                                                                   ----------------------

                          INDEX TO FINANCIAL STATEMENTS


MANUFACTURED HOME COMMUNITIES, INC.

                                                                          PAGE
                                                                          ----


   Reports of Independent Auditors ........................................F-2

   Consolidated Balance Sheets as of December 31, 1998 and 1997............F-3

   Consolidated Statements of Operations for the years ended December
       31, 1998, 1997 and 1996.............................................F-4

   Consolidated Statements of Changes in Stockholders' Equity for the
       years ended December 31, 1998, 1997 and 1996........................F-5

   Consolidated Statements of Cash Flows for the years ended December
       31, 1998, 1997 and 1996.............................................F-6


   Notes to Consolidated Financial Statements..............................F-7


   Schedule II - Valuation and Qualifying Accounts.........................S-1

   Schedule III - Real Estate and Accumulated Depreciation.................S-2

       Certain schedules have been omitted as they are not applicable to the Company.

                         Report of Independent Auditors





To the Board of Directors of
Manufactured Home Communities, Inc.


     We have audited the accompanying consolidated balance sheets of Manufactured Home Communities, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the related financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the management of Manufactured Home Communities, Inc. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Manufactured Home Communities, Inc. as of December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.






                                                  ERNST & YOUNG LLP

Chicago, Illinois
January 28, 1999, except for Note 17
   as to which the date is February 18, 1999

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                            1998              1997
                                                                       ------------     ------------
ASSETS
Investment in rental property:
     Land.........................................................     $    272,225     $    206,375
     Land improvements............................................          865,720          612,670
     Buildings and other depreciable property.....................           95,669           90,870
     Advances on rental property acquisitions.....................            3,817           26,403
                                                                       ------------     ------------
                                                                          1,237,431          936,318
     Accumulated depreciation.....................................         (118,021)         (89,208)
                                                                       ------------     ------------
         Net investment in rental property........................        1,119,410          847,110
Cash and cash equivalents.........................................           13,657              909
Notes receivable..................................................           15,710            1,147
Investment in and advances to affiliates..........................            7,797            7,126
Investment in joint ventures......................................            7,584              ---
Rents receivable  ................................................              671              787
Deferred financing costs, net.....................................            4,634            3,265
Prepaid expenses and other assets.................................            7,325            3,968
Due from affiliates...............................................               53               53
                                                                       ------------     ------------
     Total assets.................................................     $  1,176,841     $    864,365
                                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Mortgage notes payable, net..................................     $    500,573     $    403,656
     Unsecured term loan..........................................          100,000           60,000
     Unsecured line of credit.....................................          145,000           25,000
     Other notes payable..........................................            5,276            6,516
     Accounts payable and accrued expenses........................           33,341           17,197
     Accrued interest payable.....................................            4,911            1,536
     Rents received in advance and security deposits..............            6,495            2,299
     Distributions payable........................................              294               55
     Due to affiliates............................................               42               78
                                                                       ------------     ------------
         Total liabilities........................................          795,932          516,337
                                                                       ------------     ------------

Commitments and contingencies

Minority interests................................................           70,468           67,453
                                                                       ------------     ------------

Stockholders' equity:
     Preferred stock, $.01 par value
         10,000,000 shares authorized; none issued................              ---              ---
     Common stock, $.01 par value
         50,000,000 shares authorized; 26,417,029 and
         24,771,180 shares issued and outstanding for 1998
         and 1997, respectively...................................              262              248
     Paid-in capital..............................................          364,603          321,915
     Deferred compensation........................................           (7,442)          (2,885)
     Employee notes...............................................           (4,654)          (4,967)
     Distributions in excess of accumulated earnings..............          (42,328)         (33,736)
                                                                       ------------     ------------
         Total stockholders' equity...............................          310,441          280,575
                                                                       ------------     ------------
     Total liabilities and stockholders' equity...................     $  1,176,841     $    864,365
                                                                       ============     ============


     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                         1998          1997          1996
                                                                      ----------    ----------    ----------
REVENUES
     Base rental income............................................   $  165,340    $  108,984    $   93,109
     Utility and other income......................................       25,372        11,785         8,821
     Equity in income of affiliates................................        1,070           800           853
     Interest income...............................................        3,048         1,941         2,420
                                                                      ----------    ----------    ----------
         Total revenues............................................      194,830       123,510       105,203
                                                                      ----------    ----------    ----------

EXPENSES
     Property operating and maintenance............................       53,064        32,343        28,399
     Real estate taxes.............................................       14,470         8,352         7,947
     Property management...........................................        7,108         5,079         4,338
     General and administrative....................................        4,668         4,091         3,335
     General and administrative - affiliates.......................          743           468           727
     Interest and related amortization.............................       49,693        21,753        17,782
     Depreciation on corporate assets..............................          995           590           488
     Depreciation on real estate assets and other costs............       28,426        17,365        15,244
                                                                      ----------    ----------    ----------
         Total expenses............................................      159,167        90,041        78,260
                                                                      ----------    ----------    ----------

     Income before allocation to minority interests and
         extraordinary loss on early extinguishment of debt........       35,663        33,469        26,943
     Income allocated to minority interests........................       (6,733)       (4,373)       (2,671)
                                                                      ----------    ----------    ----------

     Income before extraordinary loss on early extinguishment
         of debt...................................................       28,930        29,096        24,272
     Extraordinary loss on early extinguishment of debt (net of
         $105 allocated to minority interests).....................          ---          (451)          ---
                                                                      ----------    ----------    ----------

     Net income....................................................   $   28,930    $   28,645    $   24,272
                                                                      ==========    ==========    ==========

     Net income per common share before extraordinary
         item - basic..............................................   $     1.13    $     1.18    $      .98
                                                                      ==========    ==========    ==========
     Net income per common share before extraordinary
         item - diluted............................................   $     1.12    $     1.16    $      .98
                                                                      ==========    ==========    ==========

     Net income per common share - basic...........................   $     1.13    $     1.16    $      .98
                                                                      ==========    ==========    ==========
     Net income per common share - diluted.........................   $     1.12    $     1.15    $      .98
                                                                      ==========    ==========    ==========

     Weighted average common shares outstanding - basic............       25,626        24,689        24,693
                                                                      ==========    ==========    ==========
     Weighted average common shares outstanding - diluted (Note 3)        31,962        28,762        27,546
                                                                      ==========    ==========    ==========

     Distributions declared per common share outstanding...........   $     1.45    $     1.32    $     1.22
                                                                      ==========    ==========    ==========
     Tax status of distributions:
         Ordinary income...........................................   $     1.14    $     1.12    $      .90
                                                                      ==========    ==========    ==========
         Capital gain..............................................   $      ---    $      ---    $      ---
                                                                      ==========    ==========    ==========
         Return of capital.........................................   $      .31    $      .20    $      .32
                                                                      ==========    ==========    ==========


     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)

                                                                              1998          1997           1996
                                                                          ----------     ----------     ----------

     PREFERRED STOCK, $.01 PAR VALUE.................................     $      ---     $      ---     $      ---
                                                                          ==========     ==========     ==========
     COMMON STOCK, $.01 PAR VALUE
     Balance, beginning of year......................................     $      248     $      249     $      244
         Issuance of common stock for employee notes.................            ---            ---              3
         Issuance of common stock through restricted
              stock awards...........................................              2              1              2
         Retirement of treasury stock................................            ---            ---             (1)
         Exercise of options.........................................              1              1              1
         Issuance (repurchase) of common stock.......................             11             (3)           ---
                                                                          ----------     ----------     ----------
     Balance, end of year............................................     $      262     $      248     $      249
                                                                          ==========     ==========     ==========

     PAID - IN CAPITAL
     Balance, beginning of year......................................     $  321,915     $  296,997     $  288,613
         Issuance of common stock for employee notes.................            129            ---          4,689
         Retirement of treasury stock................................            ---            ---         (1,986)
         Conversion of OP Units to common stock......................          1,100            ---             23
         Exercise of options.........................................          2,372          2,070          1,013
         Issuance of common stock through restricted
              stock awards...........................................          6,118          2,468          4,645
         Issuance of common stock through employee stock
              purchase plan..........................................            940            587            ---
         Issuance (repurchase) of common stock.......................         24,613         (7,257)           ---
         Adjustment for minority interests ownership
              in operating partnership...............................          7,416         27,050            ---
                                                                          ----------     ----------     ----------
     Balance, end of year............................................     $  364,603     $  321,915     $  296,997
                                                                          ==========     ==========     ==========

     DEFERRED COMPENSATION
     Balance, beginning of year                                           $   (2,885)    $   (3,485)    $      (80)
         Issuance of common stock through restricted stock awards....         (5,692)        (2,074)        (4,356)
         Recognition of deferred compensation expense................          1,135          2,674            951
                                                                          ==========     ==========     ==========
     Balance, end of year............................................     $   (7,442)    $   (2,885)    $   (3,485)
                                                                          ==========     ==========     ==========

     TREASURY STOCK
     Balance, beginning of year......................................     $      ---     $      ---     $   (1,987)
         Common stock retired, 109,728 shares........................            ---            ---          1,987
                                                                          ----------     ----------     ----------
     Balance, end of year............................................     $      ---     $      ---     $      ---
                                                                          ==========     ==========     ==========

     EMPLOYEE NOTES
     Balance, beginning of year......................................     $   (4,967)    $   (6,158)    $   (1,565)
         Notes received for issuance of common stock.................           (129)           ---         (4,692)
         Principal payments..........................................            442          1,191             99
                                                                          ----------     ----------     ----------
     Balance, end of year............................................     $   (4,654)    $   (4,967)    $   (6,158)
                                                                          ==========     ==========     ==========

     DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS
     Balance, beginning of year......................................     $  (33,736)    $  (29,651)    $  (23,725)
         Net income..................................................         28,930         28,645         24,272
         Distributions...............................................        (37,522)       (32,730)       (30,198)
                                                                          ----------     ----------     ----------
     Balance, end of year............................................     $  (42,328)    $  (33,736)    $  (29,651)
                                                                          ==========     ==========     ==========



     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)

                                                                                  1998          1997            1996
                                                                               ---------     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income............................................................    $  28,930     $  28,645       $  24,272
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to minority interests............................        6,733         4,268           2,671
         Depreciation and amortization expense.............................       29,680        19,018          16,720
         Equity in income of Affiliates....................................       (1,070)         (800)           (853)
         Amortization of deferred compensation.............................        1,563         3,068           1,242
         Writeoff of a management contract and project costs...............          ---          (575)            ---
         Decrease (increase) in rents receivable...........................          116           (64)            212
         (Increase) in prepaid expenses and other assets...................       (3,359)       (2,228)           (109)
         Increase in accounts payable and accrued expenses.................        5,188         2,847           5,400
         Increase in rents received in advance and security deposits.......        4,196           402             105
                                                                               ---------     ---------       ---------
     Net cash provided by operating activities.............................       71,977        54,581          49,660
                                                                               ---------     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Redemption (purchase) of short-term investments, net..................          ---         1,968            (286)
     Sale (purchase) of project related assets.............................          ---        11,147         (11,205)
     Collection of escrow proceeds on acquisition..........................       14,295           ---             ---
     Advances on rental property acquisitions..............................          ---       (22,811)            ---
     Distributions from Affiliates.........................................          399           388           5,004
     (Funding) collections on notes receivable.............................      (14,563)       16,342             126
     Investment in joint ventures..........................................       (7,584)          ---             ---
     Acquisition of rental properties......................................     (241,076)     (240,083)        (46,531)
     Improvements:
         Improvements - corporate..........................................       (1,487)         (357)           (844)
         Improvements - rental properties..................................       (8,005)       (4,187)         (3,402)
         Site development costs............................................       (4,741)       (1,852)         (3,816)
                                                                               ---------     ---------       ---------
     Net cash used in investing activities.................................     (262,762)     (239,445)        (60,954)
                                                                               ---------     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from stock options and employee stock purchase plan .....        3,313         2,658           1,014
     Distributions to common stockholders and minority interests...........      (46,491)      (46,886)        (33,070)
     Issuance (repurchase) of common stock.................................       24,623        (7,260)            ---
     Collection of principal payments on employee notes....................          442         1,191              99
     Proceeds from line of credit, term loan, and mortgage notes payable...      266,847       510,731          52,100
     Repayments on mortgage notes payable and line of credit...............      (43,298)     (272,674)         (9,084)
     Debt issuance costs...................................................       (1,903)       (2,311)           (201)
                                                                               ---------     ---------       ---------
     Net cash provided by financing activities.............................      203,533       185,449          10,858
                                                                               ---------     ---------       ---------
Net increase (decrease) in cash and cash equivalents.......................       12,748           585            (436)
Cash and cash equivalents, beginning of year...............................          909           324             760
                                                                               ---------     ---------       ---------
Cash and cash equivalents, end of year.....................................    $  13,657     $     909       $     324
                                                                               =========     =========       =========

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest.....................................    $  45,785     $   20,667      $  16,557
                                                                               =========     =========       =========


     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

     Manufactured Home Communities, Inc. (together with its consolidated subsidiaries, the "Company"), formed in March 1993, is a Maryland corporation which has elected to be taxed as a real estate investment trust ("REIT"). The Company owns or has a controlling interest in 154 manufactured home communities (the "Properties") located in 26 states, consisting of 53,391 sites. The Company generally will not be subject to Federal income tax to the extent it distributes its REIT taxable income to its stockholders.

     The operations of the Company are conducted through certain entities which are owned or controlled by the Company. MHC Operating Limited Partnership (the "Operating Partnership") is the entity through which the Company conducts substantially all of its operations. The Company contributed the proceeds from its initial public offering to the Operating Partnership for a general partnership interest. The limited partners of the Operating Partnership (the "Minority Interests") receive an allocation of net income which is based on their respective ownership percentage of the Operating Partnership which is shown on the Consolidated Financial Statements as Minority Interests. As of December 31, 1998, the Minority Interests represented 5,976,701 units of limited partnership interest ("OP Units") which are convertible into an equivalent number of shares of the Company's stock. The issuance of additional shares of common stock or OP Units changes the respective ownership of the Operating Partnership for both the Minority Interests and the Company.

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

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which was effective for fiscal years beginning after December 15, 1997. SFAS No. 131 supersed Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position of the Company. The Company has one reportable segment which is the operation of manufactured home communities. The Company has concentrations of Properties within the following states: Florida (45 Properties), California (25 Properties), Arizona (19 Properties), Michigan (11 Properties) and Colorado (10 Properties). These concentrations of Properties accounted for 34%, 17%, 11%, 4%, and 8%, respectively, of the Company's total revenues for the year ended December 31, 1998. The Company also has Properties located in the following areas of the United States: Northeast, Northwest, Midwest, and Nevada/Utah/New Mexico. The Company's largest Property, Bay Indies, located in Venice, Florida, accounted for 3% of the Company's total revenues for the year ended December 31, 1998. The distribution of the Properties throughout the United States reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of properties outside such markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)Use of Estimates

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

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (b)Rental Property

     Rental property is recorded at cost less accumulated depreciation. The Company evaluates rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a rental property is less than its carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to fair value. For the year ended December 31, 1998 and 1997, permanent impairment conditions did not exist at any of the Company's properties.

     Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen year estimated life for building upgrades and a three-to-seven year estimated life for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements which improve the asset and extend the useful life of the asset are capitalized over their estimated useful life. Initial direct leasing costs are expensed as incurred. Total depreciation expense was $29.1 million, $18.0 million, and $15.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     (c)Cash and Cash Equivalents

     The Company considers all demand and money market accounts and certificates of deposit with a maturity when purchased of three months or less, to be cash equivalents.

     (d)Notes Receivable

     Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized discounts. Interest income is accrued on the unpaid principal balance. Discounts are amortized to income using the interest method.

     (e)Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments whether or not such instruments are recognized in the balance sheet. The Company's financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, mortgage notes payable and interest rate hedge arrangements. The fair value of all financial instruments, including notes receivable, were not materially different from their carrying values at December 31, 1998 and 1997, except the fair market value of certain derivatives related to mortgage debt (see Note 10).

     (f)Deferred Financing Costs

     Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Accumulated amortization for such costs was $1,199,221 and $717,112 at December 31, 1998 and 1997, respectively.

     (g) Revenue Recognition

     Rental income attributable to leases is recorded when earned from tenants.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (h)Minority Interests

     Net income is allocated to Minority Interests based on their respective ownership percentage of the Operating Partnership. An ownership percentage is represented by dividing the number of OP Units held by the Minority Interests (5,976,701 and 5,733,815 at December 31, 1998 and 1997,
     respectively) by OP Units and common stock outstanding. Issuance of additional shares of common stock or OP Units changes the percentage ownership of both the Minority Interests and the Company. Due in part to the exchange rights, such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between stockholders' equity and Minority Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

     (i)Income Taxes

     Due to the structure of the Company as a REIT, the results of operations contain no provision for Federal income taxes. However, the Company may be subject to certain state and local income, excise or franchise taxes. The Company paid state and local taxes of approximately $78,000 and $40,000 during the years ended December 31, 1998 and 1997. As of December 31, 1998, net investment in rental property and notes receivable had a federal tax basis of approximately $747 million and $70 million, respectively.

     (j)Reclassifications

     Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 financial presentation. Such reclassifications have no effect on the operations or equity as originally presented.

NOTE 3 - EARNINGS PER COMMON SHARE

   Earnings per common share are based on the weighted average number of common shares outstanding during each year. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. The conversion of OP Units has been excluded from the basic earnings per share calculation. The conversion of an OP Unit to common stock will have no material effect on earnings per common share since the allocation of earnings to an OP Unit is equivalent to earnings allocated to a share of common stock.

     The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands):

                                                                    1998           1997          1996
                                                                 ---------      ---------      --------
          Numerator:
             Net income....................................      $  28,930      $  28,645      $ 24,272
             Income allocated to minority interests........          6,733          4,373         2,671
                                                                 ---------      ---------      --------
             Numerator for diluted earnings per share-
                income available to common shareholders
                after assumed conversions..................       $ 35,663      $  33,018      $ 26,943
                                                                 =========      =========      ========

          Denominator:
             Weighted average shares outstanding...........         25,626         24,689        24,693
             Weighted average shares outstanding
                assuming conversion of OP Units............          5,955          3,749         2,715
             Employee stock options........................            381            324           138
                                                                 ---------      ---------      --------
             Denominator for diluted earnings per share-
                adjusted weighted average shares and
                assumed conversions........................         31,962         28,762        27,546
                                                                 =========      =========      ========

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS

     The following table presents the changes in the Company's outstanding common stock for the years ended December 31, 1998, 1997 and 1996 (excluding OP Units of 5,976,701, 5,733,815 and 2,714,889 outstanding at December 31, 1998,
1997 and 1996, respectively):

                                                                            1998            1997            1996
                                                                         ----------      ----------      ----------
Shares outstanding at January 1,...................................      24,771,180      24,951,948      24,393,149
     Common stock purchased by key employees of the Company........           5,000             ---         270,000
     Common stock issued through conversion of OP Units............          99,552             ---           2,159
     Common stock issued through exercise of Options...............         141,403         107,147          75,497
     Common stock issued through stock awards......................         328,831          14,777         211,143
     Common stock issued through ESPP..............................          44,804          27,608             ---
     Common stock issued through Unit Trust Offering ..............       1,048,059             ---             ---
     Common stock repurchased and retired..........................         (21,800)       (330,300)            ---
                                                                         ----------      ----------      ----------
Shares outstanding at December 31,.................................      26,417,029      24,771,180      24,951,948
                                                                         ==========      ==========      ==========


     As of December 31, 1998, the Company's percentage ownership of the Operating Partnership was 81%. The remaining 19% is owned by the Minority Interests.

     The Company paid a $.3625 per share distribution on April 10, 1998, July 10, 1998, October 9, 1998 and December 30, 1998, for the quarters ended March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998, respectively, to stockholders of record on March 27, 1998, June 26, 1998, September 25, 1998 and December 16, 1998, respectively.

     In March 1997, the Company's Board of Directors approved a common stock repurchase plan whereby the Company is authorized to repurchase and retire up to 1,000,000 shares of its common stock. Shares of common stock repurchased and retired under the plan for the years ended December 31, 1998 and 1997 were 21,800 and 330,300 respectively.

     The Company adopted, effective July 1, 1997, the 1997 Non Qualified Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, certain employees and directors of the Company may each annually acquire up to $100,000 of common stock of the Company. The aggregate number of shares of common stock available under the ESPP shall not exceed 1,000,000, subject to adjustment by the Board of Directors. The common stock may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. Shares of common stock issued through the ESPP for the years ended December 31, 1998 and 1997 were 44,804 and 27,608 respectively.

     On August 29, 1997, the Company, as general partner of the Operating Partnership, approved the addition of new limited partners (the "MPW Limited Partners") to the Operating Partnership in connection with the acquisition of properties from limited partners and joint ventures affiliated with Mobileparks West, a California limited partnership. The MPW Limited Partners received 3,018,926 OP Units which are exchangeable on a one-for-one basis for shares of the Company's common stock.

     During 1998, the Company, as general partner of the Operating Partnership, approved the admission of new limited partners (the "1998 Acquisition Partners") to the Operating Partnership in connection with certain acquisitions of rental property and investments in joint ventures (see Notes 5 and 6). The 1998 Acquisition Partners received 342,438 OP Units which are exchangeable on a one-for-one basis for shares of the Company's common stock.

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

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RENTAL PROPERTY

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

     During the year ended December 31, 1997, the Company acquired twenty-two communities for an aggregate purchase price of approximately $156.4 million. These acquisitions were funded with approximately $60.6 million in borrowings under the Company's line of credit, issuance of approximately $64 million of OP Units, assumption of approximately $13 million in debt, approximately $7.4 million of existing available cash, issuance of installment notes totaling approximately $6 million and entry into a lease, accounted for as a capital lease, valued at approximately $2.4 million. In connection with the acquisition of one of the communities the Company issued an additional $1.1 million of OP units in 1998.

     On September 4, 1997, the Company entered into a portfolio purchase agreement (as amended by a supplemental agreement on December 17, 1997) to acquire 38 manufactured home communities (the "Ellenburg Communities") from partnerships having Ellenburg Capital Corporation ("ECC") as the general partner for a purchase price in excess of $300 million. During 1997 and 1998, the Company closed on the acquisition of thirty-one of the Ellenburg Communities for an aggregate purchase price of approximately $278 million and gained control of an additional five Ellenburg Communities with acquisition advances of approximately $57 million to the partnerships which own such Ellenburg Communities. The Company funded the acquisition advances with borrowings under the Company's line of credit and term bank facilities. In addition, the Company assumed debt of approximately $32 million and issued OP Units of approximately $4.9 million in connection with this transaction.

     In connection with the supplemental agreement entered into in December 1997, on February 12, 1998, the Company exercised its right of first refusal to purchase five of the Ellenburg Communities. A third party, backed by one of the Company's competitors upon denial of a stay of the sale, has appealed certain orders of the Superior Court for the State of California, County of Los Angeles related to the Company's acquisition of the Ellenburg Communities, including the order approving the supplemental agreement. The Company does not expect the appeals to be successful, or if successful, to have a material impact on the Company's acquisition of the Ellenburg Communities.

     During 1998, the Company received approximately $14.3 million, including approximately $365,000 of interest income, which was being held subject to the completion of due diligence procedures on the Ellenburg Communities. The persons appointed to windup the affairs of ECC have released the funds and have presented a status report to the court. The $14.3 million has been recorded as a liability until certain related issues are finalized at which point the final liability will be relieved and the purchase price of the Ellenburg Communities adjusted accordingly.

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

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RENTAL PROPERTY (CONTINUED)

     On May 14, 1998, the Company acquired Casa Del Sol Resort III, located adjacent to one of the Company's communities in Peoria, Arizona, for a purchase price of approximately $9.8 million. The acquisition was funded with a borrowing under the Company's line of credit. Casa Del Sol Resort III consists of 238 developed sites.

     On June 4, 1998, the Company entered into a joint venture agreement with Wolverine Investors L.L.C. to acquire eighteen manufactured home communities (the "College Heights Communities"). The aggregate purchase price for the College Heights Communities was approximately $89 million. The Company contributed approximately $19 million to the joint venture, Wolverine Investors L.L.C. contributed approximately $2.0 million to the joint venture and the remainder of the acquisition was funded with a borrowing from a financial institution of approximately $68 million. The Company's $19 million contribution to the joint venture was funded with a borrowing under the Company's line of credit. Due to the Company's ability to control the joint venture through its approximate 95% interest, the joint venture properties and related operations have been consolidated for financial reporting purposes.

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

     The following unaudited summarized pro forma financial information presents the effect of all material transactions which transpired from January 1, 1997 to December 31, 1998. In management's opinion, the summarized pro forma financial information does not purport to present what actual results would have been had the above transactions occurred on January 1, 1997, or to project results for any future period. The amounts presented in the following table are in thousands, except for per share amounts:



                                                                   For the Years Ended
                                                                   1998           1997
                                                                ----------     ----------
             Total revenues                                     $  205,358     $  196,996
             Pro Forma net income                               $   35,450     $   23,024
             Pro Forma net income per share - basic             $     1.12     $      .89
             Pro Forma net income per share - fully diluted     $     1.11     $      .88


NOTE 6 - INVESTMENT IN JOINT VENTURE

     On March 18, 1998, the Company joined Plantation Company, LLC and Trails Associates, LLC, two 49% joint venture investments with Meadows Management Company to own two manufactured home communities known as "Plantation on the Lake" and "Trails West", for approximately $6.5 million. Plantation on the Lake is located in Riverside, California and consists of 385 developed sites and 122 expansion sites. Trails West is located in Tucson, Arizona and consists of 488 developed sites and 294 expansion sites. The Company's investments were funded with a $3.9 million borrowing under the Company's line of credit and with the issuance of approximately $2.6 million in OP Units. Due to the Company's inability to control over the joint ventures, the Company accounts for its investment in the joint ventures on the equity method.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INVESTMENT IN AND ADVANCES TO AFFILIATES

     Investment in and advances to affiliates consists principally of preferred stock of Realty Systems, Inc. ("RSI") and LP Management Corp. (collectively "Affiliates") and advances under a line of credit between the Company and RSI. The Company accounts for the investment in and advances to Affiliates using the equity method of accounting.

     Following is unaudited financial information for the Affiliates for the year ended December 31, 1998 and 1997 (amounts in thousands):

                                                   1998                1997
                                               ------------       ------------

          Assets                               $     16,906       $     14,466
          Liabilities, net of amounts due
            to the Company                           (9,109)            (7,340)
                                               ------------       ------------
          Net investment in Affiliates         $      7,797       $      7,126
                                               ============       ============

          Home sales                           $     24,662       $     20,994
          Cost of sales                             (18,999)           (17,352)
          Other revenues and expenses, net           (4,593)            (2,842)
                                               ------------       ------------
          Equity in income of Affiliates       $      1,070       $        800
                                               ============       ============


NOTE 8 - NOTES RECEIVABLE

     At December 31, 1998 and 1997, the Company had approximately $15.7 million and $1.1 million in notes receivable, respectively. The Company has $1.1 million in purchase money notes with monthly principal and interest payments at 7.0%, maturing on July 31, 2001. On January 6, 1998, the Company funded a $12.3 million loan (the "Meadows Loan") to Meadows Preservation, Inc. The Meadows Loan is collateralized by The Meadows manufactured home community located in Palm Beach Gardens, Florida, bears interest at the lesser of 9% or the cash flow of the property which for the year ended December 31, 1998 approximated 7%, and matures on April 30, 1999, as amended. On May 12, 1998, the Company entered into an agreement to loan $5.9 million to Trails Associates, LLC (the "Trails West Loan") for development of the property known as Trails West. On May 12, 1998, the Company funded $1,750,000 under the Trails West Loan. This $1,750,000 portion of the Trails West Loan is collateralized by the property known as Trails West, bears interest at the rate of 8.5% and matures on June 1, 2003. The Meadows Loan and Trails West Loan were funded with a borrowing under the Company's line of credit.

NOTE 9 - EMPLOYEE NOTES RECEIVABLE

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

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - EMPLOYEE NOTES RECEIVABLE (CONTINUED)

     On March 23, 1998, a member of management of the Company entered into a subscription agreement with the Company to acquire a total of 5,000 shares of the Company's common stock at $25.75 per share, the market price on that date. The Company received from this individual a note in exchange for his shares. The note accrues interest at 5.97%, matures on March 23, 2008, and is recourse against the employee in the event the pledged shares are insufficient to repay the obligation.

     In June 1998, a member of management of the Company resigned and paid off his 1993 Employee Note and 1996 Employee Note in the aggregate amount of approximately $310,000.

NOTE 10 - LONG-TERM BORROWINGS

     As of December 31, 1998 and 1997, the Company had outstanding mortgage indebtedness of approximately $500.6 million and $403.7 million, respectively, encumbering 72 and 43 of the Company's properties, respectively. As of December 31, 1998 and 1997, the carrying value of such properties was approximately $634 million and $493 million, respectively.

     The outstanding mortgage indebtedness consists in part of a $265.0 million mortgage note (the "Mortgage Debt") collateralized by 29 properties beneficially owned by MHC Financing Limited Partnership. The Mortgage Debt has a maturity date of January 2, 2028 and pays interest at 7.015%. There is no principal amortization until February 1, 2008, after which principal and interest are paid from available cash flow and the interest rate is reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. In connection with the acquisition of the College Heights Communities, the joint venture formed by the Company and Wolverine Investors L.L.C. borrowed approximately $68 million (the "College Heights Debt") at an interest rate of 7.19%, maturing July 1, 2008. The Company also has outstanding debt on 23 properties in the aggregate amount of approximately $169 million, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. In addition, the Company recorded a $2.4 million loan in connection with a direct financing lease entered into in May 1997. Scheduled maturities for the outstanding indebtedness, excluding the Mortgage Debt and College Heights Debt, are at various dates through November 30, 2020, and fixed interest rates range from 7.25% to 9.05%.

     The Company has an unsecured line of credit with a bank (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. On April 28, 1998, the Company amended the Credit Agreement, increasing the line of credit from $100 million to $150 million. On December 18, 1998, the Company amended the Credit Agreement, increasing the line of credit from $150 million to $175 million. The Credit Agreement matures on August 17, 2000, at which time the Company may extend the maturity date to August 17, 2002 and the Credit Agreement would be converted to a term loan. The Company pays a fee on the average unused amount of such credit equal to 0.15% of such amount. As of December 31, 1998, $145 million was outstanding under the Credit Agreement. The Company paid fees related to the amendments which were immaterial.

     The Company has a term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. On April 28, 1998, the Company amended the Term Loan to increase the borrowing from $60 million to $100 million. The Term Loan matures on April 3, 2000 and may be extended to April 3, 2002. The Company used the $40 million in proceeds to repay a portion of the $50 million previously borrowed on April 7, 1998 under the Term Loan. The Company paid fees related to this amendment which were immaterial.

     The Company has approximately $5.3 million of installment notes payable, secured by a letter of credit with interest rates of 7.5%, maturing September 1, 2002. Approximately $4 million of the notes pay principal annually and interest quarterly and the remaining $1.3 million of the notes pay interest quarterly.

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The cost of the 1998 Swap consisted only of legal costs which were deemed immaterial. The value of the 1998 Swap is impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on December 31, 1998, the applicable LIBOR swap rate would have been 4.56%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap versus its current value by approximately $39,000. The Company accounts for the 1998 Swap as a hedge. Payments and receipts under the 1998 Swap are accounted for as an adjustment to interest expense.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LONG-TERM BORROWINGS (CONTINUED)

     Aggregate payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):

                                Year                     Amount
                             ----------               -----------
                                1999                  $    11,103
                                2000                        4,074
                                2001                       81,501
                                2002                      252,813
                                2003                       20,051
                             Thereafter                   381,307
                                                      -----------
                               Total                  $   750,849
                                                      ===========


NOTE 11 - LEASE AGREEMENTS

     The leases entered into between the tenant and the Company for the rental of a site are month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances as provided by statute. Non-cancelable long-term leases, with remaining terms up to eleven years, are in effect at certain sites within eight of the Properties. Rental rate increases at these properties are primarily a function of increases in the Consumer Price Index taking into consideration certain floors and ceilings. Additionally, periodic market rate adjustments are made as deemed necessary. Future minimum rents scheduled to be received under noncancelable tenant leases at December 31, 1998 are as follows (amounts in thousands):


                                Year                     Amount
                             ----------               ------------
                                1999                  $    16,211
                                2000                        6,122
                                2001                        6,245
                                2002                        6,369
                                2003                        6,497
                             Thereafter                    17,863
                                                      -----------
                               Total                  $    59,307
                                                      ===========

NOTE 12 - GROUND LEASES

       The Company leases land under noncancellable operating leases at certain of the properties expiring in various years from 2022 to 2031 with terms which require twelve equal payments per year plus additional rents calculated as a percent of gross revenues. For the year ended December 31, 1998, ground lease rent was $1.6 million. Minimum future rental payments under the ground lease are $1.6 million for each of the next five years and $32.7 million thereafter.

NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

     Equity Group Investments, Inc. ("EGI"), an entity controlled by Mr. Samuel Zell, Chairman of the Board of Directors, and certain of its affiliates have provided services such as administrative support, investor relations, corporate secretarial, real estate tax evaluation services, market consulting and research services, and computer and support services. Fees paid to EGI and its affiliates amounted to approximately $104,000, $140,000 and $708,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Amounts due to these affiliates were approximately $7,000, $15,000 and $31,000 as of December 31, 1998, 1997 and 1996, respectively.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

     Certain related entities, owned by persons affiliated with Mr. Zell, have provided services to the Company. These entities include, but are not limited to, Rosenberg & Liebentritt, P.C. which provided legal services, including property acquisition services; The Riverside Agency, Inc. which provided insurance brokerage services; Equity Office Properties Trust which provided office space to the Company; and Equity Properties & Development, LP which provided accounting services. Fees paid to these entities amounted to approximately $850,000, $459,000 and $527,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Amounts due to these affiliates were approximately $35,000, $63,000 and $74,000 as of December 31, 1998, 1997 and
1996, respectively. Of the amounts due to these affiliates as of December 31, 1998, 1997 and 1996, approximately $175,000, $105,000 and $67,000, respectively, were capitalized.

     Related party agreements or fee arrangements are generally for a term of one year and approved by independent members of the Board of Directors.

NOTE 14 - STOCK OPTION PLAN

     A Stock Option Plan (the "Plan") was adopted by the Company in December 1992. Pursuant to the Plan, certain officers, directors, employees and consultants of the Company may be offered the opportunity to acquire shares of common stock through the grant of stock options ("Options"), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Code. The Compensation Committee will determine the vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 1998, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. The Plan allows for 10,000 Options to be granted annually to each director. The common stock with respect to which the Options may be granted during any calendar year to any grantee shall not exceed 250,000 shares. In addition, the Plan provides for the granting of stock appreciation rights ("SARs") and restricted stock awards ("Stock Awards"). A maximum of 4,000,000 shares of common stock were available for grant under the Plan as of December 31, 1998.

     In 1998, 1997 and 1996, the Company issued 18,238, 14,777 and 13,144 shares related to Stock Awards, respectively, which represented a portion of certain employees bonuses. The shares related to the Stock Awards shall be restricted for a period of two years from the date of grant. The fair market value of these Stock Awards of approximately $445,000 $394,361 and $289,000 at the date of grant was recorded as compensation expense by the Company in 1998, 1997 and 1996, respectively.

     In 1996, the Company awarded 198,000 Stock Awards to certain members of senior management of the Company. These Stock Awards vest over five years, but may be restricted for a period of up to fifteen years depending upon certain performance benchmarks tied to increases in funds from operations being met. The fair market value of these Stock Awards of approximately $4.4 million as of the date of grant was treated in 1996 as deferred compensation. The Company amortized approximately $616,000, $1.6 million and $871,000 related to these Stock Awards in 1998, 1997 and 1996, respectively.

     In 1997, the Company awarded 77,750 Stock Awards to certain members of senior management of the Company. These Stock Awards vest over three years and are dependent upon certain performance benchmarks tied to total returns to shareholders being met. The fair market value of these Stock Awards of approximately $2.1 million as of the date of grant was treated in 1997 as deferred compensation. The Company amortized approximately $519,000 and $1.0 million related to these performance units in 1998 and 1997 respectively.

     In 1998, the Company awarded 233,500 Stock Awards to certain members of senior management of the Company. These Stock Awards vest over five years and are dependent upon certain performance benchmarks tied to total returns to shareholders being met. The fair market value of these Stock Awards of approximately $5.7 million as of the date of grant was treated in 1998 as deferred compensation.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCK OPTION PLAN (CONTINUED)

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its Options and Restricted Stock Awards under the fair value method of that Statement. The fair value for the Options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.7%, 6.3% and 6.6%; dividend yields of 5.8%, 5.5% and 6.4%; volatility factors of the expected market price of the Company's common stock of
 .23, .24 and .27; and a weighted-average expected life of the Options of 5 years. The fair value of the Stock Awards granted in 1996, 1997 and 1998 has been estimated as approximately 30% below the fair market value on the date of grant because these Stock Awards may remain restricted even after they become fully vested.

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

     For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period and the estimated fair value of the Restricted Stock Awards is amortized to expense over the same period. The pro forma effect of SFAS No. 123 on the Company's net income for the years ended December 31, 1998, 1997 and 1996 was $225,000 ($0.01 per share), $0 ($0 per share), and $66,000 ($0 per share), respectively.

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1998, 1997 and 1996 follows:


                                                             Weighted Average
                                            Shares Subject  Exercise Price Per
                                               to Option           Share
                                            --------------  ------------------

          Balance at December 31, 1995        1,340,634        $     17.62
             Options granted                    307,350              21.01
             Options exercised                  (75,497)             14.14
             Options canceled                  (121,835)             20.19
                                              ---------        -----------
         Balance at December 31, 1996         1,450,652              18.31
             Options granted                    404,450              25.37
             Options exercised                 (107,147)             18.82
             Options canceled                   (57,462)             19.75
                                              ---------        -----------
          Balance at December 31, 1997        1,690,493              19.91
             Options granted                    378,986              22.04
             Options exercised                 (141,403)             18.07
             Options canceled                   (28,697)             24.09
                                              ---------        -----------
          Balance at December 31, 1998        1,899,379        $     21.08
                                              =========        ===========


                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCK OPTION PLAN (CONTINUED)

     As of December 31, 1998, 1997 and 1996, 1,075,091 shares, 1,755,532 shares and 116,957 shares remained available for grant, respectively, and 1,269,982 shares 1,071,890 shares and 874,353 shares were exercisable, respectively. Exercise prices for Options outstanding as of December 31, 1998 ranged from $12.875 to $26.750, with the substantial majority of the exercise prices exceeding $17.25. The remaining weighted-average contractual life of those Options was 7.4 years.

NOTE 15 - PREFERRED STOCK

     The Company's Board of Directors is authorized under the Company's charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $.01 par value preferred stock (the "Preferred Stock"), with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company's common stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of the New York Stock Exchange. As of December 31, 1998 and 1997, no Preferred Stock was issued by the Company.

NOTE 16 - SAVINGS PLAN

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

     In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant's vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company's contribution to the 401(k) Plan was approximately $256,000, $262,000, and $201,000 and for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's anticipated plan contribution for the profit sharing component of the 401(k) Plan was approximately $204,000 for the year ended December 31, 1998.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

     The residents of DeAnza Santa Cruz, a Property located in Santa Cruz, California (the "City") previously brought several actions opposing certain fees and charges in connection with water service at the Property, specifically opposing a monthly "readiness to serve" charge and tax thereon. One group of residents, who have elected to be covered under the City's rent control ordinance ("Ordinance"), had their case heard before the City's rent control board. On June 29, 1995, the City's hearing officer found that the Company may charge only its actual costs. In connection with the hearing officer's decision, in 1997 the residents were awarded costs of approximately $100,000 and the Company rebated amounts overcharged since its acquisition of the Property in August, 1994 of approximately $36,400. The Company believed its actual costs exceeded the amount of the monthly readiness to serve charge and appealed the hearing officer's decision. Also, in March 1997 the Company filed an application with the California Public Utilities Commission ("PUC") requesting the PUC to set cost based rates for water at this Property. In March 1997, the court of appeals issued a writ of mandate requested by the Company ruling that the hearing officer had improperly calculated the amount of the rebate, but was correct when he found that the readiness to serve charge and tax thereon were an inappropriate rent increase. The court of appeals further agreed with the Company that the hearing officer did not have the authority to establish rates that could be charged in the future. In December 1998, the PUC granted the Company its certificate of convenience and necessity and approved cost based rates and charges for water that exceed what residents were paying. The PUC also issued an Order Instituting Investigation confirming its exclusive jurisdiction over the issue of water rates in a submetered system and commencing an investigation into the confusion and turmoil over billings in submetered properties.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Santa Cruz Homeowners Association ("HOA"), representing approximately fifteen residents not covered by the Ordinance, separately filed suit in the Superior Court of the State of California (Case Number 128001) opposing the same fees and charges in connection with water service and seeking damages, including punitive damages, arising out of the imposition of the readiness to serve charge. After the court of appeals decision discussed above, the HOA brought all of its members back into the underlying civil action for the purpose of determining damages, including punitive damages, against the Company. A trial was held before a jury in the Santa Cruz Superior Court commencing on January 11, 1999. On January 22, 1999, the jury returned a verdict awarding $6 million of punitive damages against the Company. The Company is preparing to bond the judgment pending appeal in accordance with California procedural rules which require a bond equal to 150% of the amount of the judgment which will accrue interest at the statutory rate of 10.0% per annum. The Company will appeal this decision and due to the uncertainty of the ultimate outcome because of the competing legal theories, the Company is unable to estimate the amount of loss, if any, and therefore no adjustments have been made to the accompanying financial statements. The HOA is also seeking to recover attorneys fees in connection with the trial, including a multiplier of such fees which may result in an attorneys fee award in the range of $700,000 to $900,000. This is in addition to the $100,000 award referred to above. The Company will vigorously oppose such award of attorney fees. The Company expects to incur $300,000 to $500,000 in costs and expenses over the next 15 months in connection with this appeal.

     In a separate matter, on September 29, 1995, the United States Environmental Protection Agency ("USEPA") issued its Findings of Violations and Order for Compliance with respect to the National Pollution Discharge Elimination System ("NPDES") Permit governing the operation of the on-site waste water treatment plant at one of the Company's properties. On October 6, 1995, the USEPA issued its Findings of Violation and Order for Compliance with respect to the NPDES Permit governing the operation of the on-site waste water treatment plant at another of the Company's properties. The Company and USEPA have reached a tentative agreement to resolve the matter in which the operation of the remaining waste water treatment plant would be subject to a consent decree that would provide for fines and penalties in the event of future violations and the Company would contribute monies to a supplemental environmental project and pay a fine. The tentative agreement has not yet been reduced to writing and therefore remains subject to change. The Company does not believe the impact of the settlement will be material and the Company believes it has established adequate reserves for any amounts that may be paid.

     In another matter, in connection with the acquisition of the Ellenburg Communities and pursuant to orders of the California Superior Court, approximately $30 million of the amounts paid by the Company have been deposited with the court appointed winding up agents (the "Winding Up Agents"). The deposited amounts relate to claims (the "Karno Claims") of Norton S. Karno (and related entities) who at various times has been a creditor, advisor, lawyer and shareholder of certain of the entities related to the Ellenburg Communities. The Winding Up Agents have disputed the claims and have filed a complaint against Mr. Karno (and related entities) requesting that the court determine that the claims be reduced or eliminated.

     On October 30, 1998, the Company received notice of a lawsuit filed against the Company and certain Executive Officers of the Company in the Los Angeles Superior Court alleging, among other causes of action, that the Company breached certain agreements in connection with the acquisition of the Ellenburg Communities and claiming damages in excess of $50 million plus punitive damages. Based upon jurisdictional issues, in February 1999 the claims against the Executive Officers of the Company were dismissed. The Company believes most of the claim relates to the disputed Karno Claims discussed above. The Company believes the claims are without merit, intends to vigorously defend the defendants in this matter and does not believe the impact of this matter will be material.

     In connection with the acquisition of the Ellenburg Communities, Mr. Karno and others have appealed various court orders on which the Comany has relied. The court of appeals has recently requested briefing on the issue of whether certain appeals are moot. Mr. Karno has also sought before both the California Superior Court and Court of Appeals to take control of ECC, but to date none of his attempts have been successful.

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

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is unaudited quarterly data for 1998 and 1997 (amounts in thousands, except for per share amounts):

                                                     First              Second             Third               Fourth
                                                    Quarter             Quarter           Quarter              Quarter
                                                      3/31               6/30              9/30                12/31
                                                 -----------         -----------        -----------          -----------

                    1998
--------------------------------------------
Total revenues..............................     $    44,872         $     47,894       $    50,809          $    51,254
                                                 ===========         ============       ===========          ===========

Income before allocation
  to minority interests.....................     $     9,586         $      9,066       $     8,440          $     8,570
                                                 ===========         ============       ===========          ===========

Net income..................................     $     7,765         $      7,343       $     6,837          $     6,984
                                                 ===========         ============       ===========          ===========

Weighted average common shares
  outstanding-basic (excluding OP Units)....          24,805               25,659            25,988               26,033
                                                 ===========         ============       ===========          ===========
Weighted average common shares
  outstanding - diluted
  (including OP Units)...................             31,095               32,095            32,339               32,382
                                                 ===========         ============       ===========          ===========

Weighted average OP Units...................           5,886                6,020             5,985                5,981
                                                 ===========         ============       ===========          ===========

Net income per common share
  outstanding - basic.......................     $       .31         $        .29       $       .26          $       .27
                                                 ===========         ============       ===========          ===========
Net income per common share
  outstanding - diluted.....................     $       .31         $        .28       $       .26          $       .26
                                                 ===========         ============       ===========          ===========

                    1997
--------------------------------------------
Total revenues..............................     $    28,529         $     29,385       $    31,153          $    34,443
                                                 ===========         ============       ===========          ===========

Income before allocation
  to minority interests.....................     $     7,711         $      8,051       $     8,783          $     8,368
                                                 ===========         ============       ===========          ===========

Net income..................................     $     6,955         $      7,253       $     7,642          $     6,795
                                                 ===========         ============       ===========          ===========

Weighted average common shares
  outstanding-basic (excluding OP Units)....          24,840               24,715            24,575               24,628
                                                 ===========         ============       ===========          ===========
Weighted average common shares
  outstanding - diluted
  (including OP Units)...................             27,840               27,660            28,735               30,781
                                                 ===========         ============       ===========          ===========

Weighted average OP Units...................           2,715                2,715             3,798                5,734
                                                 ===========         ============       ===========          ===========

Net income per common share
  outstanding - basic.......................     $       .28         $        .29       $       .31          $       .28
                                                 ===========         ============       ===========          ===========
Net income per common share
  outstanding - diluted.....................     $       .28         $        .29       $       .31          $       .27
                                                 ===========         ============       ===========          ===========

                                   SCHEDULE II
                       MANUFACTURED HOME COMMUNITIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 1998


                                                                          ADDITIONS
                                                                   -------------------------
                                                   BALANCE AT      CHARGED TO     CHARGED TO                           BALANCE AT
                                                   BEGINNING         INCOME          OTHER                               END OF
                                                   OF PERIOD                       ACCOUNTS        DEDUCTIONS(1)         PERIOD
                                                  -----------      -----------    ----------      ---------------     ------------
For the year ended December 31, 1996:

     Allowance for doubtful accounts.........        $200,000       $198,797        $  ---           ($148,797)        $250,000

For the year ended December 31, 1997:

     Allowance for doubtful accounts.........        $250,000       $150,985        $  ---           ($150,985)        $250,000

For the year ended December 31, 1998:

     Allowance for doubtful accounts.........        $250,000       $167,774        $  ---           ($167,774)        $250,000


(1) Deductions represent tenant receivables deemed uncollectible.

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                    Initial Cost to
                                                                        Company
                                                                  ---------------------
     Manufactured Home                                                       Depreciable
        Communities             Location          Encumbrances       Land     Property
----------------------------------------------------------------------------------------
APOLLO VILLAGE               Apollo          AZ              0           932     3,219
BRENTWOOD MANOR              Mesa            AZ          4,928         1,998     6,024
CASA DEL SOL NO. 3           Glendale        AZ              0         2,450     7,452
CASA DEL SOL RESORT NO. 1    Phoenix         AZ          6,778         2,215     6,467
CASA DEL SOL RESORT NO. 2    Phoenix         AZ          6,911         2,104     6,283
CENTRAL PARK                 Phoenix         AZ          7,175         1,612     3,784
HACIENDA DE VALENCIA         Mesa            AZ          8,410           833     2,701
PALM SHADOWS                 Glendale        AZ          3,362         1,400     4,218
SEDONA SHADOWS               Sedona          AZ          1,542         1,096     3,431
SUNRISE HEIGHTS              Phoenix         AZ              0           999     3,016
THE MARK                     Mesa            AZ              0         1,354     4,660
THE MEADOWS                  Tempe           AZ          9,394         2,614     7,887
CALIFORNIA HAWAIIAN          San Jose        CA         17,953         5,825    17,755
CONCORD CASCADE              Pacheco         CA         10,369           985     3,016
CONTEMPO MARIN               San Rafael      CA         16,128         4,779    16,379
CORALWOOD                    Modesto         CA              0             0     5,047
DATE PALM                    Cathedral City  CA          9,621         4,138    14,064
DE ANZA SANTA CRUZ ESTATES   Santa Cruz      CA          4,396         2,103     7,204
FOUR SEASONS                 Fresno          CA              0           756     2,348
GARDEN WEST OFFICE PLAZA     Monterey        CA              0           535     1,702
LAMPLIGHTER VILLAGE          Spring Valley   CA          9,382           633     2,201
MONTE DEL LAGO               Castroville     CA          2,626         3,150     9,469
NICHOLSON PLAZA              San Jose        CA              0             0     4,512
QUAIL MEADOWS                Riverbank       CA              0         1,155     3,469
RANCHO VALLEY                El Cajon        CA          4,640           685     1,902
ROYAL OAKS                   Visalia         CA              0           602     1,921
SAN JOSE I, II, III AND IV   San Jose        CA              0             0    17,616
SEA OAKS                     Los Osos        CA              0           871     2,703
SUNSHADOW                    San Jose        CA              0             0     5,707
CIMARRON                     Broomfield      CO          8,077           863     2,790
GOLDEN TERRACE SOUTH         Golden          CO          2,400           750     2,265
GOLDEN TERRACE VILLAGE       Golden          CO          8,031           826     2,415
GOLDEN TERRACE WEST          Golden          CO          9,724         1,694     5,065
HILLCREST VILLAGE            Aurora          CO         15,458         1,912     5,202
HOLIDAY HILLS VILLAGE        Denver          CO         19,412         2,159     7,780
HOLIDAY VILLAGE, CO          Colorado        CO          6,256           567     1,759
                             Springs
PUEBLO GRANDE VILLAGE        Pueblo          CO          3,471           241     1,069
WOODLAND HILLS               Thornton        CO              0         1,928     4,408
MARINER'S COVE               Millsboro       DE              0           990     2,971
NASSAU PARK                  Lewes           DE              0         1,536     4,609
WATERFORD                    Wilmington      DE              0         5,250    16,202
ARROWHEAD VILLAGE            Lantana         FL              0         5,325    15,420
BAY INDIES                   Venice          FL         23,830        10,483    31,559
BAY LAKE ESTATES             Nokomis         FL          2,078           990     3,390


                             Costs Capitalized
                               Subsequent to              Gross Amount Carried
                                Acquisition                   at Close of
                               (Improvements)               Period 12/31/98
                            ---------------------    -------------------------------
     Manufactured Home                Depreciable              Depreciable              Accumulated   Date of
        Communities           Land     Property        Land     Property    Total      Depreciation  Acquisition
-----------------------------------------------------------------------------------------------------------------
APOLLO VILLAGE                      0        268           932      3,487     4,419            500       1994
BRENTWOOD MANOR                     0        172         1,998      6,196     8,194          1,192       1993
CASA DEL SOL NO. 3                  0          0         2,450      7,452     9,902            124       1998
CASA DEL SOL RESORT NO. 1           0         85         2,215      6,552     8,767            378       1996
CASA DEL SOL RESORT NO. 2           0         72         2,104      6,355     8,459            355       1996
CENTRAL PARK                        0        329         1,612      4,113     5,725          2,023       1983
HACIENDA DE VALENCIA                0        733           833      3,434     4,267          1,579       1984
PALM SHADOWS                        0        203         1,400      4,421     5,821            847       1993
SEDONA SHADOWS                      0        267         1,096      3,698     4,794            156       1997
SUNRISE HEIGHTS                     0        147           999      3,163     4,162            517       1994
THE MARK                            5        277         1,359      4,937     6,296            716       1994
THE MEADOWS                         0        257         2,614      8,144    10,758          1,337       1994
CALIFORNIA HAWAIIAN                 0         63         5,825     17,818    23,643          1,042       1997
CONCORD CASCADE                     0        538           985      3,554     4,539          1,663       1983
CONTEMPO MARIN                      8        801         4,787     17,180    21,967          2,453       1994
CORALWOOD                           0         49             0      5,096     5,096            226       1997
DATE PALM                         -23        628         4,115     14,692    18,807          2,144       1994
DE ANZA SANTA CRUZ ESTATES          0        116         2,103      7,320     9,423          1,066       1994
FOUR SEASONS                        0         27           756      2,375     3,131            106       1997
GARDEN WEST OFFICE PLAZA            0          5           535      1,707     2,242             75       1997
LAMPLIGHTER VILLAGE                 0        479           633      2,680     3,313          1,274       1983
MONTE DEL LAGO                      0        123         3,150      9,592    12,742            429       1997
NICHOLSON PLAZA                     0          1             0      4,513     4,513            200       1997
QUAIL MEADOWS                       0          0         1,155      3,469     4,624             88       1998
RANCHO VALLEY                       0        308           685      2,210     2,895          1,064       1983
ROYAL OAKS                          0         14           602      1,935     2,537             87       1997
SAN JOSE I, II, III AND IV          0       2229             0     19,845    19,845            842       1997
SEA OAKS                            0         14           871      2,717     3,588            122       1997
SUNSHADOW                           0         31             0      5,738     5,738            255       1997
CIMARRON                            0        340           863      3,130     3,993          1,535       1983
GOLDEN TERRACE SOUTH                0        175           750      2,440     3,190            119       1997
GOLDEN TERRACE VILLAGE              0        163           826      2,578     3,404          1,221       1983
GOLDEN TERRACE WEST                 0        571         1,694      5,636     7,330          2,172       1986
HILLCREST VILLAGE                 289      1,494         2,201      6,696     8,897          3,035       1983
HOLIDAY HILLS VILLAGE               0      1,847         2,159      9,627    11,786          4,422       1983
HOLIDAY VILLAGE, CO                 0        365           567      2,124     2,691          1,011       1983

PUEBLO GRANDE VILLAGE               0        293           241      1,362     1,603            668       1983
WOODLAND HILLS                      0      1,863         1,928      6,271     8,199          1,034       1994
MARINER'S COVE                      0      2,326           990      5,297     6,287          1,378       1987
NASSAU PARK                         0        525         1,536      5,134     6,670          1,720       1988
WATERFORD                           0        188         5,250     16,390    21,640            921       1996
ARROWHEAD VILLAGE                   0         63         5,325     15,483    20,808            645       1997
BAY INDIES                          0        403        10,483     31,962    42,445          5,277       1994
BAY LAKE ESTATES                    0        205           990      3,595     4,585            543       1994


                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
              REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                    Initial Cost to
                                                                        Company
                                                                  ----------------------
     Manufactured Home                                                       Depreciable
        Communities             Location          Encumbrances       Land     Property
----------------------------------------------------------------------------------------
BUCCANEER ESTATES            N. Ft. Myers    FL          7,567         4,207    14,410
BULOW VILLAGE                Flagler Beach   FL          1,220         3,633       949
COLONIES OF MARGATE          Margate         FL         12,476         5,890    20,211
COUNTRY PLACE VILLAGE        New Port        FL          4,002           663         0
                             Richey
EAST BAY OAKS                Largo           FL          6,666         1,240     3,322
ELDORADO VILLAGE             Largo           FL          4,570           778     2,341
FFEC-SIX                     N. Ft. Myers    FL              0           401     3,608
HERITAGE VILLAGE             Vero Beach      FL              0         2,403     7,259
LAKE FAIRWAYS                N. Ft. Myers    FL              0         6,075    18,134
LAKE HAVEN                   Dunedin         FL          8,062         1,135     4,047
LAKEWOOD VILLAGE             Melbourne       FL              0         1,863     5,627
MID-FLORIDA LAKES            Leesburg        FL         12,580         5,997    20,635
OAK BEND                     Ocala           FL              0           850     2,572
PINE LAKES                   N. Ft. Myers    FL              0         6,306    14,579
SHERWOOD FOREST RV           Kissimmee       FL              0         3,437     3,621
SPANISH OAKS                 Ocala           FL              0         2,250     6,922
SUNSET OAKS                  Plant City      FL              0         1,111     2,513
THE HERITAGE                 N. Ft. Myers    FL              0         1,438     4,371
WINDMILL VILLAGE             N. Ft. Myers    FL          9,057         1,417     5,440
WINDMILL VILLAGE NORTH       Sarasota        FL          9,248         1,523     5,063
WINDMILL VILLAGE SOUTH       Sarasota        FL          5,556         1,106     3,162
HOLIDAY VILLAGE, IA          Sioux City      IA              0           313     3,744
GOLF VISTA ESTATES           Monee           IL              0         2,843     4,719
WILLOW LAKE ESTATES          Elgin           IL         12,146         6,136    21,033
BURNS HARBOR ESTATES         Chesterton      IN              0           916     2,909
CANDLELIGHT VILLAGE          Columbus        IN              0         1,513     4,538
OAKTREE VILLAGE              Portage         IN          6,084             0         0
BONNER SPRINGS               Bonner Springs  KS              0           343     1,041
CARRIAGE PARK                Kansas City     KS              0           309       938
QUIVIRA HILLS                Kansas City     KS              0           376     1,139
PHEASANT RIDGE               Mount Airy      MD              0           376     1,779
CAMELOT ACRES                Burnsville      MN          6,994           527     2,058
BRIARWOOD                    Brookline       MO              0           423     1,282
DELLWOOD ESTATES             Warrensburg     MO              0           300       912
NORTH STAR VILLAGE           Kansas City     MO              0           451     1,365
CASA VILLAGE                 Billings        MT          8,029         1,011     3,109
DEL REY                      Albuquerque     NM              0         1,926     5,800
BONANZA VILLAGE              Las Vegas       NV          9,975           908     2,643
CABANA                       Las Vegas       NV              0         2,648     7,989
FLAMINGO WEST                Las Vegas       NV              0         1,732     5,266
VILLA BOREGA                 Las Vegas       NV          2,401         2,896     8,774
ROCKWOOD VILLAGE             Tulsa           OK             12           645     1,622
FALCON WOOD                  Eugene          OR              0         1,112     3,426
QUAIL HOLLOW                 Fairview        OR              0             0     3,249
SHADOWBROOK                  Clackamas       OR              0         1,197     3,693


                           Costs Capitalized
                             Subsequent to              Gross Amount Carried
                              Acquisition                   at Close of
                             (Improvements)               Period 12/31/98
                          ---------------------    -------------------------------
     Manufactured Home              Depreciable              Depreciable               Accumulated     Date of
        Communities         Land     Property        Land     Property    Total       Depreciation   Acquisition
-----------------------------------------------------------------------------------------------------------------
BUCCANEER ESTATES                 0        423         4,207     14,833    19,040          2,164        1994
BULOW VILLAGE                     4      2,264         3,637      3,213     6,850            311        1994
COLONIES OF MARGATE               0        397         5,890     20,608    26,498          3,003        1994
COUNTRY PLACE VILLAGE            18      5,496           681      5,496     6,177          1,411        1986

EAST BAY OAKS                     0        312         1,240      3,634     4,874          1,812        1983
ELDORADO VILLAGE                  0        255           778      2,596     3,374          1,285        1983
FFEC-SIX                          0        111           401      3,719     4,120            509        1994
HERITAGE VILLAGE                  0        139         2,403      7,398     9,801          1,150        1994
LAKE FAIRWAYS                     0        322         6,075     18,456    24,531          2,575        1994
LAKE HAVEN                        0        402         1,135      4,449     5,584          2,185        1983
LAKEWOOD VILLAGE                  0        176         1,863      5,803     7,666            897        1994
MID-FLORIDA LAKES                 0        914         5,997     21,549    27,546          3,117        1994
OAK BEND                          0        303           850      2,875     3,725            505        1993
PINE LAKES                        0      4,447         6,306     19,026    25,332          2,482        1994
SHERWOOD FOREST RV                0          0         3,437      3,621     7,058             71        1998
SPANISH OAKS                      0        168         2,250      7,090     9,340          1,223        1993
SUNSET OAKS                       0          0         1,111      2,513     3,624             21        1998
THE HERITAGE                      0      1,470         1,438      5,841     7,279            949        1993
WINDMILL VILLAGE                  0        684         1,417      6,124     7,541          2,926        1983
WINDMILL VILLAGE NORTH            0        444         1,523      5,507     7,030          2,707        1983
WINDMILL VILLAGE SOUTH            0        277         1,106      3,439     4,545          1,721        1983
HOLIDAY VILLAGE, IA               0        421           313      4,165     4,478          1,797        1986
GOLF VISTA ESTATES                0      1,132         2,843      5,851     8,694            321        1997
WILLOW LAKE ESTATES               2        457         6,138     21,490    27,628          3,107        1994
BURNS HARBOR ESTATES              0        788           916      3,697     4,613            684        1993
CANDLELIGHT VILLAGE             250      1,776         1,763      6,314     8,077            331        1996
OAKTREE VILLAGE                 569      3,315           569      3,315     3,884            761        1987
BONNER SPRINGS                    0        165           343      1,206     1,549            357        1989
CARRIAGE PARK                     0        364           309      1,302     1,611            391        1989
QUIVIRA HILLS                     0        110           376      1,249     1,625            386        1989
PHEASANT RIDGE                    0        113           376      1,892     2,268          1,061        1988
CAMELOT ACRES                     0        366           527      2,424     2,951          1,186        1983
BRIARWOOD                         0        147           423      1,429     1,852            439        1989
DELLWOOD ESTATES                  0         77           300        989     1,289            307        1989
NORTH STAR VILLAGE                0        191           451      1,556     2,007            480        1989
CASA VILLAGE                    181      1,210         1,192      4,319     5,511          1,827        1983
DEL REY                           0        429         1,926      6,229     8,155          1,191        1993
BONANZA VILLAGE                   0        430           908      3,073     3,981          1,434        1983
CABANA                            0         79         2,648      8,068    10,716          1,232        1994
FLAMINGO WEST                     0        109         1,732      5,375     7,107            823        1994
VILLA BOREGA                      0         77         2,896      8,851    11,747            395        1997
ROCKWOOD VILLAGE                  0        237           645      1,859     2,504            909        1983
FALCON WOOD                       0         10         1,112      3,436     4,548            154        1997
QUAIL HOLLOW                      0         27             0      3,276     3,276            146        1997
SHADOWBROOK                       0         95         1,197      3,788     4,985            167        1997

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
              REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)


                                                                    Initial Cost to
                                                                        Company
                                                                  ---------------------
     Manufactured Home                                                       Depreciable
        Communities             Location          Encumbrances       Land     Property
-----------------------------------------------------------------------------------------
GREEN ACRES LAND             Breinigsville   PA              0           273         0
GREEN ACRES PARK             Breinigsville   PA         15,994         2,407     7,479
ALL SEASONS                  Salt Lake City  UT              0           510     1,623
WESTWOOD                     Farr West       UT              0         1,346     4,179
MEADOWS OF CHANTILLY         Chantilly       VA              0         5,430    16,440
KLOSHE ILLAHEE               Federal Way     WA          3,293         2,408     7,286
INDEPENDENCE HILL            Morgantown      WV              0           299       898
ELLENBURG COMMUNITIES        Various                    64,649        73,150   278,306
COLLEGE HEIGHTS              Various                    67,640        21,137    64,753
MANAGEMENT BUSINESS          Chicago         IL              0             0       436
                                                  -----------------------------------------

                                                      $500,573      $270,922  $906,275
                                                  =========================================

                           Costs Capitalized
                             Subsequent to              Gross Amount Carried
                              Acquisition                   at Close of
                             (Improvements)               Period 12/31/98
                           --------------------    -------------------------------
     Manufactured Home              Depreciable              Depreciable               Accumulated   Date of
        Communities         Land     Property        Land     Property    Total       Depreciation   Acquisition
----------------------------------------------------------------------------------------------------------------
GREEN ACRES LAND                  0        947           273        947     1,220             90        1994
GREEN ACRES PARK                  0        906         2,407      8,385    10,792          2,938        1988
ALL SEASONS                       0         57           510      1,680     2,190             76        1997
WESTWOOD                          0        396         1,346      4,575     5,921            201        1997
MEADOWS OF CHANTILLY              0      1,008         5,430     17,448    22,878          2,733        1994
KLOSHE ILLAHEE                    0         33         2,408      7,319     9,727            326        1997
INDEPENDENCE HILL                 0        153           299      1,051     1,350            317        1990
ELLENBURG COMMUNITIES             0          0        73,150    278,306   351,456          6,585        1998
COLLEGE HEIGHTS                   0          0        21,137     64,753    85,890            893        1998
MANAGEMENT BUSINESS               0      5,245             0      5,681     5,681          2,391
                           --------------------------------------------------------------------------------

                             $1,303    $58,931      $272,225   $965,206 $1,237,431      $118,021
                           ======================================================================


NOTES:
(1) For depreciable property, the Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen year estimated life for building upgrades and a three-to-seven year estimated life for furniture and fixtures.
(2) The balance of furniture and fixtures included in the total amounts was approximately $9.9 million as of December 31, 1998.
(3) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $1.1 billion, as of December 31, 1998.
(4) All properties were acquired, except for Country Place Village which was constructed.

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
              REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)




The changes in total real estate for the years ended December 31, 1998, 1997 and 1996 were as follows:



                                                    1998           1997         1996
                                                    ----           ----         ----
            Balance, beginning of year....       $  936,318      $597,650     $543,229
                Acquisitions..............          286,880       332,272       46,531
                Improvements..............           14,566         6,643        8,062
                Dispositions and other....             (333)         (247)        (172)
                                                 ----------      --------     --------
            Balance, end of year..........       $1,237,431      $936,318     $597,650
                                                 ==========      ========     ========




The changes in accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                    1998          1997          1996
                                                    ----          ----          ----
            Balance, beginning of year....       $   89,208      $ 71,481     $ 56,403
                Depreciation expense......           29,146        17,974       15,250
                Dispositions and other....             (333)         (247)        (172)
                                                 ----------      --------     --------
            Balance, end of year..........       $  118,021      $ 89,208     $ 71,481
                                                 ==========      ========     ========