Form 10-Q
period 1999-03-31
MANUFACTURED HOME COMMUNITIES INC
filed 1999-05-14
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

                                 (312) 279-1400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             26,087,738 shares of Common Stock as of April 30, 1999.

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS



                          PART I - FINANCIAL STATEMENTS


ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

INDEX TO FINANCIAL STATEMENTS

                                                                                                             Page
                                                                                                             ----
    Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.....................................3

    Consolidated Statements of Operations for the quarters ended March 31, 1999 and 1998.......................4

    Consolidated Statements of Cash Flows for the quarters ended March 31, 1999 and 1998.......................5

    Notes to Consolidated Financial Statements.................................................................6


ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................................................10


                         PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................................................16

ITEM 6.    Exhibits and Reports on Form 8-K...................................................................16


                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                        March 31, December 31,
                                                                     --------------------------
                                                                         1999           1998
                                                                     -----------    -----------
ASSETS
Investment in rental property:
   Land ..........................................................   $   272,358    $   272,225
   Land improvements .............................................       866,528        865,720
   Buildings and other depreciable property ......................        97,685         95,669
   Advances on rental property acquisitions ......................         3,917          3,817
                                                                     -----------    -----------
                                                                       1,240,488      1,237,431
   Accumulated depreciation ......................................      (126,276)      (118,021)
                                                                     -----------    -----------
     Net investment in rental property ...........................     1,114,212      1,119,410
Cash and cash equivalents ........................................         6,639         13,657
Notes receivable .................................................        15,812         15,710
Investment in and advances to affiliates .........................         7,559          7,797
Investment in joint ventures .....................................         8,850          7,584
Rents receivable .................................................           851            671
Deferred financing costs, net ....................................         4,819          4,634
Prepaid expenses and other assets ................................         7,447          7,325
Due from affiliates ..............................................            53             53
                                                                     -----------    -----------
   Total assets ..................................................   $ 1,166,242    $ 1,176,841
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ........................................   $   492,394    $   500,573
   Unsecured term loan ...........................................       100,000        100,000
   Unsecured line of credit ......................................       136,000        145,000
   Other notes payable ...........................................         5,276          5,276
   Accounts payable and accrued expenses .........................        36,773         33,341
   Accrued interest payable ......................................         4,885          4,911
   Rents received in advance and security deposits ...............         9,713          6,495
   Distributions payable .........................................        12,532            294
   Due to affiliates .............................................            39             42
                                                                     -----------    -----------
     Total liabilities ...........................................       797,612        795,932
                                                                     -----------    -----------

Commitments and contingencies

Minority interests ...............................................        67,477         70,468

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued ...................          --             --
   Common stock, $.01 par value
     50,000,000 shares authorized; 26,070,306 and 26,417,029
     shares issued and outstanding for 1999 and 1998, respectively           262            262
   Paid-in capital ...............................................       356,775        364,603
   Deferred compensation .........................................        (7,029)        (7,442)
   Employee notes ................................................        (4,641)        (4,654)
   Distributions in excess of accumulated earnings ...............       (44,214)       (42,328)
                                                                     -----------     -----------
     Total stockholders' equity ..................................       301,153        310,441
                                                                     -----------    -----------
   Total liabilities and stockholders' equity ....................   $ 1,166,242    $ 1,176,841
                                                                     ===========    ===========

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                            March 31, 1999      March 31, 1998
                                                                                            --------------      --------------
REVENUES
     Base rental income ...................................................................   $ 44,821              $ 37,208
     RV base rental income ................................................................      3,528                 1,908
     Utility and other income .............................................................      5,511                 4,803
     Equity in income of affiliates .......................................................        143                   169
     Interest income ......................................................................        387                   784
                                                                                              --------              --------
         Total revenues ...................................................................     54,390                44,872
                                                                                              --------              --------

EXPENSES
     Property operating and maintenance ...................................................     14,473                12,112
     Real estate taxes ....................................................................      4,226                 3,558
     Property management ..................................................................      2,083                 1,782
     General and administrative ...........................................................      1,692                 1,596
     Interest and related amortization ....................................................     13,349                10,121
     Depreciation on corporate assets .....................................................        246                   294
     Depreciation on real estate assets and other costs ...................................      8,243                 5,823
                                                                                              --------               -------
         Total expenses ...................................................................     44,312                35,286
                                                                                              --------              --------

     Income before allocation to minority interests .......................................     10,078                 9,586

     (Income) allocated to minority interests .............................................     (1,844)               (1,821)
                                                                                              --------              --------

     Net income ...........................................................................   $  8,234              $  7,765
                                                                                              ========              ========

     Net income per common share - basic ..................................................   $    .31              $    .31
                                                                                              ========              ========
     Net income per common share - diluted ................................................   $    .31              $    .31
                                                                                              ========              ========

     Distributions declared per common share outstanding ..................................   $  .3875              $  .3625
                                                                                              ========              ========

     Weighted average common shares outstanding - basic ...................................     26,157                24,805
                                                                                              ========              ========
     Weighted average common shares outstanding - diluted (Note 1) ........................     32,340                31,095
                                                                                              ========              ========


   The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                           March 31, 1999   March 31, 1998
                                                                                           --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income..........................................................................    $ 8,234          $  7,765
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to minority interests .........................................      1,844             1,821
         Depreciation and amortization expense ..........................................      8,616             6,081
         Equity in income of affiliates .................................................       (143)             (169)
         Amortization of deferred compensation and other ................................        413               284
         (Increase) in rents receivable .................................................       (180)             (186)
         (Increase) in prepaid expenses and other assets ................................       (122)           (1,790)
         Increase in accounts payable and accrued expenses ..............................      3,403             5,450
         Increase in rents received in advance and security deposits ....................      3,218             3,312
                                                                                            --------          --------
     Net cash provided by operating activities ..........................................     25,283            22,568
                                                                                            --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments, net ............................................       --              (9,370)
     Distributions from affiliates ......................................................        381               282
     Funding of notes receivable ........................................................       (102)          (12,341)
     Investment in joint ventures .......................................................     (1,266)           (6,506)
     Acquisition of rental properties ...................................................     (1,184)          (50,963)
     Improvements:
         Improvements - corporate .......................................................       (184)              (98)
         Improvements - rental properties ...............................................     (1,605)             (897)
         Site development costs .........................................................       (208)             (453)
                                                                                            --------          --------
     Net cash used in investing activities ..............................................     (4,168)          (80,346)
                                                                                            --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of stock options ........................................      1,451             1,459
     Distributions to common stockholders and minority interests ........................       (289)              (55)
     Repurchase of common stock .........................................................    (11,795)             --
     Collection of principal payments on employee notes .................................         13                34
     Proceeds from line of credit .......................................................      6,000            66,500
     Repayments on mortgage notes payable and line of credit ............................    (23,179)           (7,615)
     Debt issuance costs ................................................................       (334)             --
                                                                                            --------          --------
     Net cash (used in) provided by financing activities ................................    (28,133)           60,323
                                                                                            --------          --------

Net (decrease) increase in cash and cash equivalents ....................................     (7,018)            2,545
Cash and cash equivalents, beginning of period ..........................................     13,657               909
                                                                                            --------          --------
Cash and cash equivalents, end of period ................................................   $  6,639          $  3,454
                                                                                            ========          ========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest ................................................   $ 13,226          $  7,414
                                                                                            ========          ========


   The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PRESENTATION:

     These unaudited Consolidated Financial Statements of Manufactured Home Communities, Inc., a Maryland corporation, and its subsidiaries (collectively, the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K (the "1998 Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 1998 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

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

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which was effective for fiscal years beginning after December 15, 1997. SFAS No. 131 superseded Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position of the Company. The Company has one reportable segment which is the operation of manufactured home communities.

NOTE 2 - EARNINGS PER COMMON SHARE

     Earnings per common share are based on the weighted average number of common shares outstanding during each period. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. The conversion of Operating Partnership Units ("OP Units") has been excluded from the basic earnings per share calculation. The conversion of an OP Unit to a share of common stock will have no material effect on earnings per common share since the allocation of earnings to an OP Unit is equivalent to the allocation of earnings to a share of common stock.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - EARNINGS PER COMMON SHARE  (CONTINUED)

     The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 1999 and 1998:


                                                           1999       1998
                                                          -------   -------
Numerator:
   Net income .........................................   $ 8,234   $ 7,765
   Income allocated to minority interests .............     1,844     1,821
                                                          -------   -------
   Numerator for diluted earnings per share-
      income available to common shareholders
      after assumed conversions .......................   $10,078   $ 9,586
                                                          =======   =======

Denominator:
   Weighted average shares outstanding ................    26,157    24,805
   Weighted average OP Units outstanding
      assuming conversion .............................     5,881     5,886
   Employee stock options .............................       302       404
                                                          -------   -------
   Denominator for diluted earnings per share-
      adjusted weighted average shares and
      assumed conversions .............................    32,340    31,095
                                                          =======   =======



NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 9, 1999, the Company paid a $.3875 per share distribution for the quarter ended March 31, 1999 to stockholders of record on March 26, 1999.

     During the quarter ended March 31, 1999, the Company repurchased 545,500 shares of common stock in accordance with the common stock repurchase plan approved by the Company's Board of Directors in March 1997 whereby the Company is authorized to repurchase up to 1,000,000 shares of its common stock. As of March 31, 1999, the Company had repurchased 897,300 shares of common stock.

     On March 26, 1999, the Company, as general partner of MHC Operating Limited Partnership ("Operating Partnership"), repurchased 200,000 OP Units from a limited partner.

NOTE 4 - RENTAL PROPERTY

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

NOTE 5 - NOTES RECEIVABLE

     At March 31, 1999 and December 31, 1998, the Company had approximately $15.8 million and $15.7 million in notes receivable, respectively. The Company has $1.1 million in purchase money notes receivable with monthly principal and interest payments at 7.0%, maturing on July 31, 2001. The Company has outstanding a $12.3 million loan ("The Meadows Loan") secured by a first mortgage lien on The Meadows Mobile Home Park in Palm Beach Gardens, Florida ("The Meadows") which bears interest at the lesser of 9.0% or the cash flow of The Meadows and matures on April 30, 1999, as amended. On April 1, 1999 the Company effectively exchanged a portion of The Meadows Loan for an equity interest in the partnership that owns The Meadows. The Company also has outstanding a $1,750,000 loan, which bears interest at the rate of 8.5% and matures on June 1, 2003.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LONG-TERM BORROWINGS

     As of March 31, 1999 and December 31, 1998, the Company had outstanding mortgage indebtedness of approximately $492.4 million and $500.6 million, respectively, encumbering 71 and 72 of the Company's properties, respectively. As of March 31, 1999 and December 31, 1998, the carrying value of such properties was approximately $623 million and $634 million, respectively.

     The outstanding mortgage indebtedness consists in part of a $265.0 million mortgage note (the "Mortgage Debt") collateralized by 29 properties beneficially owned by MHC Financing Limited Partnership. The Mortgage Debt has a maturity date of January 2, 2028 and pays interest at 7.015%. There is no principal amortization until February 1, 2008, after which principal and interest are paid from available cash flow and the interest rate is reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. In 1998, a joint venture formed by the Company and Wolverine Investors L.L.C. borrowed approximately $68 million (the "College Heights Debt") at an interest rate of 7.19%, maturing July 1, 2008. The College Heights Debt is collateralized by 18 properties owned by the joint venture. The Company also has outstanding debt on 23 properties in the aggregate amount of approximately $160.8 million, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. In addition, the Company recorded a $2.4 million loan in connection with a direct financing lease entered into in May 1997. Scheduled maturities for the outstanding indebtedness, excluding the Mortgage Debt and the College Heights Debt, are at various dates through November 30, 2020, and fixed interest rates range from 7.25% to 9.05%.

     The Company has a $175 million unsecured line of credit with a bank (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. The Credit Agreement matures on August 17, 2000, at which time the Company may extend the maturity date to August 17, 2002 and the Credit Agreement would be converted to a term loan. The Company pays a fee on the average unused amount of such credit equal to 0.15% of such amount. As of March 31, 1999, $136 million was outstanding under the Credit Agreement. The Company paid fees related to the amendments which were immaterial.

     The Company has a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. The Term Loan matures on April 3, 2000 and may be extended to April 3, 2002.

     The Company has approximately $5.3 million of installment notes payable, secured by a letter of credit, each with an interest rate of 6.5%, maturing September 1, 2002. Approximately $4 million of the notes pay principal annually and interest quarterly and the remaining $1.3 million of the notes pay interest only quarterly.

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The value of the 1998 Swap is impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on March 31, 1999, the applicable LIBOR swap rate would have been 5.2%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap versus its current value by approximately $35,260. The Company accounts for the 1998 Swap as a hedge. Payments and receipts under the 1998 Swap are accounted for as an adjustment to interest expense.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - STOCK OPTIONS

     Pursuant to the Amended and Restated 1992 Stock Option and Stock Award Plan as discussed in Note 14 to the 1998 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the quarter ended March 31, 1999, Options for 50,570 shares of common stock were exercised.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company has previously disclosed the outcome of the jury trial in the litigation involving DeAnza Santa Cruz Mobile Estates, a property located in Santa Cruz, California. Subsequent to such disclosure, on April 19, 1999, the trial court denied all of the Company's and DeAnza's post-trial motions for judgment notwithstanding the verdict, new trial and remittitur. The trial court also awarded $700,000 of attorneys' fees to plaintiffs. As previously disclosed, the Company will appeal the jury verdict and attorneys' fee award and believes that, while no assurance can be given, such appeals will be successful.

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

                       MANUFACTURED HOME COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the three months ended March 31, 1999 compared to the corresponding period in 1998. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 1998 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998

     Since March 31, 1998, the gross investment in rental property has increased from $1.0 billion to $1.2 billion as of March 31, 1999 due to the following acquisitions: (i) the Ellenburg Communities acquired throughout 1998; (ii) Sherwood Forest RV Resort on April 30, 1998; (iii) Casa Del Sol Resort III on May 14, 1998; (iv) a portfolio of eighteen properties (the "College Heights Communities") on June 4, 1998; and (v) Sunset Oaks on August 13, 1998 (collectively, the "Acquisition Properties"). The total number of sites owned or controlled has increased from 45,577 as of March 31, 1998 to 53,391 as of March 31, 1999.

     The following table summarizes certain weighted average statistics for the quarters ended March 31, 1999 and 1998. "Core Portfolio" represents an analysis of properties owned as of the beginning of both periods of comparison.



                                                 Core Portfolio                    Total Portfolio
                                          -----------------------------       ---------------------------
                                             1999               1998             1999            1998
                                          -----------        ----------       -----------     -----------
      Total sites                            32,391             32,287           46,457          39,466
      Occupied sites                         30,689             30,675           43,731          37,516
      Occupancy %                              94.7%              95.0%            94.1%           95.1%
      Monthly base rent per site          $    $353           $    340         $    341        $    330



     Base rental income ($44.8 million) increased $7.6 million or 20.5%. For the Core Portfolio, base rental income increased approximately $1.2 million or 3.8%, due to increased base rental rates. The remaining $6.4 million increase in base rental income was attributed to the Acquisition Properties.

     Monthly base rent per site for the total portfolio increased 3.3%, reflecting a 3.8% increase in monthly base rent per site for the Core Portfolio, partially offset by lower monthly base rents for the Acquisition Properties. Average monthly base rent per site for the Acquisition Properties was $314 for the quarter ended March 31, 1999.

     Weighted average occupied sites increased by 6,215 sites while occupancy percentage decreased 1% due to the addition of the Acquisition Properties to the portfolio with lower occupancy percentages. Occupied sites at the Core Portfolio remained stable.

                       MANUFACTURED HOME COMMUNITIES, INC.

     Recreational Vehicle ("RV") base rental income ($3.5 million), which is higher in the first quarter due to seasonality, increased $1.7 million primarily due to Acquisition Properties.

     Utility and other income ($5.5 million) increased $708,000 or 14.7%, primarily due to an increase in utility income, real estate tax pass-ons and other income of $627,000, attributed to the Acquisition Properties. The remaining $81,000 reflected increased utility income and real estate tax pass-ons at the Core Portfolio.

     Interest income ($387,000) decreased $397,000 or 50.6%, primarily due to decreased interest earned on notes receivable and a decrease in interest earned on short-term investments. Short-term investments had average balances for the quarters ended March 31, 1999 and 1998 of approximately $3.7 million and $8.0 million, respectively, which earned interest income at an effective rate of 4.8% and 5.5% per annum, respectively. As of March 31, 1999, the Company had cash and cash equivalents and short-term investments of $6.6 million.

     Property operating and maintenance expenses ($14.5 million) increased $2.4 million or 19.5%. Expenses at the Acquisition Properties increased approximately $2.5 million. Expenses at the Core Portfolio decreased slightly as decreases in repairs and maintenance, property general and administrative expenses, and insurance and other expenses were partially offset by increased payroll and utility expenses. Property operating and maintenance expenses represented 26.6% of total revenues in 1999 and 27.0% in 1998.

     Real estate taxes ($4.2 million) increased $668,000 or 18.8% which was attributed to the Acquisition Properties. Real estate taxes represented 7.8% of total revenues in 1999 and 7.9% in 1998.

     Property management expenses ($2.1 million) increased $301,000 or 16.9%. The increase was primarily due to incremental management costs related to the addition of the Acquisition Properties. Property management expenses represented 3.8% of total revenues in 1999 and 4.0% in 1998.

     General and administrative expense ("G&A") ($1.7 million) increased $96,000 or 6.0%. The increase was primarily due to increased payroll resulting from salary increases and increased public company related expenses. G&A represented 3.1% of total revenues in 1999 and 3.6% in 1998.

     Interest and related amortization ($13.3 million) increased $3.2 million or 31.9%. The increase was due to higher weighted average outstanding debt balances during the period, partially offset by slightly decreased effective interest rate. The weighted average outstanding debt balances for the quarters ended March 31, 1999 and 1998 were $738.0 million and $539.6 million, respectively. The effective interest rates were 7.2% and 7.4%, respectively. Interest and related amortization represented 24.5% of total revenues in 1999 and 22.6% in 1998.

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The value of the 1998 Swap is impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on March 31, 1999, the applicable LIBOR swap rate would have been 5.2%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap versus its current value by approximately $35,260. The Company accounts for the 1998 Swap as a hedge. Payments and receipts under the 1998 Swap are accounted for as an adjustment to interest expense.

                       MANUFACTURED HOME COMMUNITIES, INC.

     Depreciation on corporate assets ($246,000) decreased $48,000 or 16.3%. The decrease was due to a one-time expense incurred in 1998 as a result of Acquisition Properties, partially offset by increased depreciation expense. Depreciation on corporate assets represented 0.5% of total revenues in 1999 and 0.7% in 1998.

     Depreciation on real estate assets and other costs ($8.2 million) increased $2.4 million or 41.6% as a result of the addition of the Acquisition Properties. Depreciation on real estate assets and other costs represented 15.2% of total revenues in 1999 and 13.0% in 1998.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $7.0 million when compared to December 31, 1998. The major components of this decrease were repayments on the line of credit and repurchases of common stock, partially offset by increased cash provided by operating activities.

     Net cash provided by operating activities increased $2.7 million from $22.6 million for the quarter ended March 31, 1998 to $25.3 million for the quarter ended March 31, 1999. This increase reflected a $2.9 million increase in funds from operations ("FFO"), as discussed below, and decreased prepaid expenses, partially offset by decreased accounts payable accruals.

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

                       MANUFACTURED HOME COMMUNITIES, INC.

     The following table presents a calculation of FFO and FAD for the quarters ended March 31, 1999 and 1998:


                                                                      March 31,
                                                                  1999        1998
                                                               --------    ---------
Computation of funds from operations:
   Income before allocation to minority interests ..........   $ 10,078    $  9,586
     Depreciation on real estate assets and other costs ....      8,243       5,823
                                                               --------    --------
  Funds from operations ....................................   $ 18,321    $ 15,409
                                                               ========    ========

Computation of funds available for distribution:
  Funds from operations ....................................   $ 18,321    $ 15,409
     Non-revenue producing improvements -
            rental properties ..............................     (1,605)       (897)
                                                               --------    --------
  Funds available for distribution .........................   $ 16,716    $ 14,512
                                                               ========    ========


     Net cash used in investing activities decreased $76.2 million from $80.3 million for the quarter ended March 31, 1998 to $4.2 million for the quarter ended March 31, 1999 primarily due to the acquisition of Quail Meadows and acquisition advances related to the Ellenberg Communities, the purchase of short-term investments, the funding of The Meadows Loan, and the investment in Plantation on the Lake and Trails West in 1998.

     Capital expenditures for improvements were approximately $2.0 million for the quarter ended March 31, 1999 compared to $1.4 million for the quarter ended March 31, 1998. Of the $2.0 million, approximately $1.6 million represented improvements to existing sites. The Company anticipates spending approximately $5.4 million on improvements to existing sites during the remainder of 1999. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maintain competitive market rents for new and renewing residents. The remaining $392,000 represented costs to develop expansion sites at certain of the Company's properties and other corporate headquarter costs. The Company is currently developing an additional 194 sites which should be available for occupancy in 1999.

     Net cash (used in) provided by financing activities decreased $88.5 million from $60.3 million for the quarter ended March 31, 1998 to ($28.1) million for the quarter ended March 31, 1999, primarily due to borrowings on the line of credit in the quarter ended March 31,1998, as compared to repayments on the line of credit in the quarter ended March 31, 1999 and repurchases of common stock in 1999.

     Distributions to common stockholders and minority interests increased approximately $234,000. On April 9, 1999, the Company paid a $.3875 per share distribution for the quarter ended March 31, 1999 to stockholders of record on March 26, 1999. Return of capital on a GAAP basis was $.078 per share for the first quarter of 1999.

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

                       MANUFACTURED HOME COMMUNITIES, INC.


YEAR 2000

     The year 2000 issue ("Year 2000") is the result of computer programs and embedded processors ("Systems") failing to properly account for the end of 1999 and the rollover to the year 2000. The Year 2000 issue comes from three date-related problems and practices. First, some Systems define the year-portion of date fields with two digits instead of four. As a result, programs and equipment that have time-sensitive functions may interpret a date using "00" as being 1900 rather than 2000. Second, the year 2000 is a leap year. There is a possibility that some Systems may fail to account for the leap day properly. Third, in practice, an artificial date of "9/9/99" is sometimes used as a fictitious date when testing Systems. It is possible that some Systems will reject the actual date of "September 9, 1999" as fictitious. Problems arising from one or more of these problems and practices could result in failure of one or more Systems causing a disruption of operations, including, among other things, a temporary inability to process transactions, collect rents, or engage in similar normal business activities.

     Utilizing purchasing records, inventory listings, and direct communication with employees, the Company is in the process of identifying all of its information technology ("IT") and non-IT systems and assessing them for Year 2000 readiness. Critical systems include, but are not limited to: accounts receivable, sales and inventory, human resources and payroll, accounts payable and general ledger, Lotus Notes, Microsoft Office, tax preparation and filing software, computers, data networking equipment, telephone systems, fax machines and photocopiers, security and life safety systems (elevators, alarm systems), process control systems (pool pumps and chlorine systems, sprinkler systems), cable television systems, lift stations, and drinking water and waste water treatment plants. The Company has completed the inventory, research and assessment phases of its preparations for the Year 2000. The Company has completed assessment of its drinking water, waste water treatment and lift station facilities for which it is responsible and is reviewing the consultant's comprehensive report. There were no material problems found during the consultant's review. The Company is discussing with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company anticipates that scheduled system upgrades to its accounts receivable system, accounts payable and general ledger system, and payroll system will remediate current Year 2000 concerns. Remediation steps and development of contingency plans will be completed in the second quarter of 1999. The Company has set a deadline for Year 2000 readiness of June 30, 1999. There can be no guarantee that the systems of other companies on which the Company's Systems rely will be timely converted and will not have an adverse effect on the Company's Systems.

     Through March 31, 1999, the Company's costs associated with remediation efforts have been immaterial. In 1998, the Company retained a full-time contract employee to perform Year 2000 research and documentation at an annual fee of approximately $45,000 and will retain the employee through 1999. The cost to retain a consultant to assess the waste water treatment and cable television facilities has been budgeted at less than $50,000. The Company expects that replacement of approximately 75 computers will be required with a capital budget of approximately $200,000. The Company's total Year 2000 project costs and estimates to complete do not include the estimated costs and time associated with the impact of third-party Year 2000 issues. The total cost of the Year 2000 project is estimated to be immaterial assuming third parties remediate their own Year 2000 issues. This assumption is based on management's best estimates, which were derived utilizing numerous assumptions of future events, and there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

     The Company has commenced its contingency planning for critical operational areas that might be affected by the Year 2000 issue if compliance is delayed. Aside from catastrophic failure of banks, governmental agencies, etc., the Company believes that it could continue operations. For example, rent can be collected and recorded by manual methods using hardcopy reports from previous months; payroll can be processed by issuing manual checks relying on existing payroll registers; bills can be paid as long as banks can process checks; basic financial statements can be prepared manually and wastewater treatment plants can be controlled manually.

                       MANUFACTURED HOME COMMUNITIES, INC.


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         The Company has previously disclosed the outcome of the jury trial in the litigation involving DeAnza Santa Cruz Mobile Estates, a property located in Santa Cruz, California. Subsequent to such disclosure, on April 19, 1999, the trial court denied all of the Company's and DeAnza's post-trial motions for judgment notwithstanding the verdict, new trial and remittitur. The trial court also awarded $700,000 of attorneys' fees to plaintiffs. As previously disclosed, the Company will appeal the jury verdict and attorneys' fee award and believes that, while no assurance can be given, such appeals will be successful.

The Company is involved in a variety of legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on the financial condition or results of operations of the Company.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

                      27       Financial Data Schedule

                  (b)      Reports on Form 8-K:

                               Form 8-K dated January 22, 1999, filed February 4, 1999, relating to Item 5- "Other Events" on certain litigation.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             MANUFACTURED HOME COMMUNITIES, INC.




                                             BY: /s/ Thomas P. Heneghan
                                                --------------------------------
                                                Thomas P. Heneghan
                                                Executive Vice President,
                                                Treasurer and
                                                  Chief Financial Officer

                                             BY: /s/ Mark Howell
                                                --------------------------------
                                                Mark Howell
                                                Principal Accounting Officer




DATE:  May 5, 1999