Form 10-Q
period 1999-06-30
MANUFACTURED HOME COMMUNITIES INC
filed 1999-08-06
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 1-11718


                       MANUFACTURED HOME COMMUNITIES, INC.
             (Exact name of registrant as specified in its Charter)


              MARYLAND                                36-3857664
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

 TWO NORTH RIVERSIDE PLAZA, SUITE 800,                  60606
           CHICAGO, ILLINOIS                          (Zip Code)
(Address of principal executive offices)

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

             26,082,053 shares of Common Stock as of July 30, 1999.

                      MANUFACTURED HOME COMMUNITIES, INC.

                               TABLE OF CONTENTS



                         PART I - FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)


INDEX TO FINANCIAL STATEMENTS
                                                                            Page

    Consolidated Balance Sheets as of June 30, 1999
      and December 31, 1998...................................................3

    Consolidated Statements of Operations for the six months
      and quarters ended June 30, 1999 and 1998...............................4

    Consolidated Statements of Cash Flows for the six months
      ended June 30, 1999 and 1998............................................5

    Notes to Consolidated Financial Statements................................6


ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.......................................10

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk........17

                          PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings.................................................18

ITEM 6.    Exhibits and Reports on Form 8-K..................................18

                      MANUFACTURED HOME COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                   June 30,         December 31,
                                                                                     1999               1998
                                                                                --------------    ----------------
ASSETS
Investment in rental property:
   Land....................................................................     $     287,092     $      272,225
   Land improvements.......................................................           868,955            865,720
   Buildings and other depreciable property................................            98,209             95,669
   Advances on rental property acquisitions................................             3,929              3,817
                                                                                --------------    ----------------
                                                                                    1,258,185          1,237,431
   Accumulated depreciation................................................          (134,796)          (118,021)
                                                                                --------------    ----------------
     Net investment in rental property.....................................         1,123,389          1,119,410
Cash and cash equivalents..................................................            21,548             13,657
Notes receivable...........................................................             3,177             15,710
Investment in and advances to affiliates...................................             7,231              7,797
Investment in joint ventures...............................................             8,868              7,584
Rents receivable...........................................................             1,139                671
Deferred financing costs, net..............................................             5,019              4,634
Prepaid expenses and other assets..........................................             6,586              7,325
Due from affiliates........................................................                53                 53
                                                                                --------------    ----------------
   Total assets............................................................     $   1,177,010     $    1,176,841
                                                                                ==============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable..................................................     $     507,430     $      500,573
   Unsecured term loan.....................................................           100,000            100,000
   Unsecured line of credit................................................           143,000            145,000
   Other notes payable.....................................................             5,276              5,276
   Accounts payable and accrued expenses...................................            36,218             33,341
   Accrued interest payable................................................             4,917              4,911
   Rents received in advance and security deposits.........................             7,874              6,495
   Distributions payable...................................................            12,529                294
   Due to affiliates.......................................................                 8                 42
                                                                                --------------    ----------------
     Total liabilities.....................................................           817,252            795,932
                                                                                --------------    ----------------
Commitments and contingencies

Minority interests.........................................................            61,791             70,468

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued.............................               ---                ---
   Common stock, $.01 par value
     50,000,000 shares authorized; 26,124,920 and 26,417,029
     shares issued and outstanding for 1999 and 1998, respectively.........               261                262
   Paid-in capital.........................................................           356,290            364,603
   Deferred compensation...................................................            (6,617)            (7,442)
   Employee notes..........................................................            (4,598)            (4,654)
   Distributions in excess of accumulated earnings.........................           (47,369)           (42,328)
                                                                                --------------    ----------------
     Total stockholders' equity............................................           297,967            310,441
                                                                                --------------    ----------------
   Total liabilities and stockholders' equity..............................     $   1,177,010     $    1,176,841
                                                                                ==============    ================

    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE SIX MONTHS AND QUARTERS ENDED JUNE 30, 1999 AND 1998
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                               For the Six Months Ended           For the Quarters Ended
                                                                       June 30,                          June 30,
                                                            -------------------------------    -----------------------------
                                                                1999              1998            1999             1998
                                                            -------------     -------------    ------------    -------------
REVENUES
     Base rental income...............................      $    90,045       $    78,161      $   45,224      $    40,953
     RV base rental income............................            5,113             3,356           1,585            1,447
     Utility and other income.........................           10,848             9,306           5,337            4,504
     Equity in income of affiliates...................              255               324             112              155
     Interest income..................................              575             1,619             188              835
                                                            -------------     -------------    ------------    -------------
         Total revenues...............................          106,836            92,766          52,446           47,894
                                                            -------------     -------------    ------------    -------------

EXPENSES
     Property operating and maintenance...............           28,748            25,249          14,275           13,137
     Real estate taxes................................            8,374             7,104           4,148            3,546
     Property management..............................            4,115             3,465           2,032            1,683
     General and administrative.......................            3,158             2,937           1,467            1,341
     Interest and related amortization................           26,866            22,520          13,512           12,399
     Depreciation on corporate assets.................              480               460             234              166
     Depreciation on real estate assets and other costs          16,544            12,382           8,301            6,556
                                                            -------------     -------------    ------------    -------------
         Total expenses...............................           88,285            74,117          43,969           38,828
                                                            -------------     -------------    ------------    -------------

     Income before allocation to minority interests...           18,551            18,649           8,477            9,066

     (Income) allocated to minority interests.........           (3,353)           (3,544)         (1,509)          (1,723)
                                                            -------------     -------------    ------------    -------------

     Net income.......................................      $    15,198       $    15,105      $    6,968      $     7,343
                                                            =============     =============    ============    =============

     Net income per common share - basic..............      $       .59       $       .60      $      .27      $       .29
                                                            =============     =============    ============    =============
     Net income per common share - diluted............      $       .58       $       .59      $      .27      $       .28
                                                            =============     =============    ============    =============

 Distributions declared per common share
         outstanding..................................      $      .775       $      .725      $    .3875      $     .3625
                                                            =============     =============    ============    =============

     Weighted average common shares
         outstanding - basic..........................           25,964            25,235          25,773           25,659
                                                            =============     =============    ============    =============
     Weighted average common shares
         outstanding - diluted (Note 2)...............           32,134            31,549          31,829           32,095
                                                            =============     =============    ============    =============

    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)


                                                                              June 30,                  June 30,
                                                                                1999                      1998
                                                                          -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income......................................................         $  15,198                 $  15,105
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to minority interests......................             3,353                     3,544
         Depreciation and amortization expense.......................            17,326                    12,906
         Equity in income of affiliates..............................              (255)                     (324)
         Amortization of deferred compensation and other.............               825                       568
         Increase in rents receivable................................              (468)                     (638)
         Decrease (increase) in prepaid expenses and other assets....               739                    (3,136)
         Increase in accounts payable and accrued expenses...........             2,849                    10,500
         Increase in rents received in advance and security deposits.             1,379                     2,449
                                                                          -----------------         -----------------
     Net cash provided by operating activities.......................            40,946                    40,974
                                                                          -----------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments, net.........................               ---                    (7,933)
     Distributions from (contributions to) affiliates................               821                      (500)
     Collection (funding) of notes receivable........................            12,533                   (14,420)
     Investment in joint ventures....................................            (1,284)                   (6,612)
     Acquisition of rental properties................................           (15,511)                 (166,097)
     Improvements:
         Improvements - corporate....................................              (206)                     (144)
         Improvements - rental properties............................            (3,619)                   (3,423)
         Site development costs......................................            (1,546)                   (2,242)
                                                                          -----------------         -----------------
     Net cash used in investing activities...........................            (8,812)                 (201,371)
                                                                          -----------------         -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of stock options.....................             2,670                     2,311
     Distributions to common stockholders and minority interests.....           (12,737)                  (11,371)
     (Repurchase) issuance of common stock...........................           (18,403)                   25,273
     Collection of principal payments on employee notes..............                56                       369
     Proceeds from line of credit....................................            22,056                   173,500
     Repayments on mortgage notes payable and line of credit.........           (17,199)                  (23,292)
     Debt issuance costs.............................................              (686)                   (1,449)
                                                                          -----------------         -----------------
     Net cash (used in) provided by financing activities.............           (24,243)                  165,341
                                                                          -----------------         -----------------

Net increase in cash and cash equivalents............................             7,891                     4,944
Cash and cash equivalents, beginning of period.......................            13,657                       909
                                                                          -----------------         -----------------
Cash and cash equivalents, end of period.............................         $  21,548                 $   5,853
                                                                          =================         =================

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest.............................         $  26,559                 $  18,889
                                                                          =================         =================

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

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which was effective for fiscal years beginning after December 15, 1997. SFAS No. 131 superseded Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position of the Company. The Company has one reportable segment, which is the operation of manufactured home communities.

NOTE 2 - EARNINGS PER COMMON SHARE

     Earnings per common share are based on the weighted average number of common shares outstanding during each period. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate restated, to conform to the SFAS No. 128 requirements. The conversion of Operating Partnership Units ("OP Units") has been excluded from the basic earnings per share calculation. The conversion of an OP Unit to a share of common stock will have no material effect on earnings per common share since the allocation of earnings to an OP Unit is equivalent to the allocation of earnings to a share of common stock.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 2 - EARNINGS PER COMMON SHARE (CONTINUED)

     The following table sets forth the computation of basic and diluted earnings per share for the six months and quarters ended June 30, 1999 and 1998:




                                                       For the Six Months Ended          For the Quarters Ended
                                                                June 30,                        June 30,
                                                     ----------------------------    ----------------------------
                                                         1999             1998           1999            1998
                                                     ------------     -----------    ------------    ------------
Numerator:
    Net income.....................................  $     15,198     $    15,105    $      6,968    $      7,343
    Income allocated to minority interests.........         3,353           3,544           1,509           1,723
                                                     ------------     -----------    ------------    ------------
    Numerator for diluted earnings per share -
       income available to common shareholders
       after assumed conversions...................  $     18,551     $    18,649    $      8,477    $      9,066
                                                     ============     ===========    ============    ============

Denominator:
    Weighted average shares outstanding............        25,964          25,235          25,773          25,659
    Weighted average OP Units outstanding
       assuming conversion.........................         5,765           5,927           5,651           6,020
    Employee stock options.........................           405             387             405             416
                                                     ============     ===========    ============    ============
    Denominator for diluted earnings per share -
       adjusted weighted average shares and
       assumed conversions.........................        32,134          31,549          31,829          32,095
                                                     ============     ===========    ============    ============


NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 9, 1999 and July 9, 1999, the Company paid a $.3875 per share distribution for the quarters ended March 31, 1999 and June 30, 1999, respectively, to stockholders of record on March 26, 1999 and June 25, 1999, respectively.

     During the six months ended June 30, 1999, the Company repurchased 578,600 shares of common stock in accordance with the common stock repurchase plan approved by the Company's Board of Directors in March 1997 whereby the Company is authorized to repurchase up to 1,000,000 shares of its common stock. On May 11, 1999 the Company's Board of Directors approved expansion of the repurchase plan for an additional 1,000,000 for a total authorized repurchase of up to 2,000,000 shares. As of June 30, 1999, the Company had repurchased 930,400 shares of common stock.

     On March 26, 1999, the Company, as general partner of MHC Operating Limited Partnership ("Operating Partnership"), repurchased 200,000 OP Units from a limited partner of the Operating Partnership.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - NOTES RECEIVABLE

     At June 30, 1999 and December 31, 1998, the Company had approximately $3.2 million and $15.7 million in notes receivable, respectively. The Company has $1.1 million in purchase money notes receivable with monthly principal and interest payments at 7.0%, maturing on July 31, 2001. The Company also has outstanding a $2.1 million loan, which bears interest at approximately 8.5% and matures on June 1, 2003.

     On April 1, 1999 the Company effectively exchanged a $12.3 million loan ("The Meadows Loan") secured by a first mortgage lien on The Meadows Mobile Home Park in Palm Beach Gardens, Florida ("The Meadows") for an equity interest in the partnership that owns The Meadows. The Company accounts for The Meadows as an acquisition and consolidates the results of operations.

NOTE 6 - LONG-TERM BORROWINGS

     As of June 30, 1999 and December 31, 1998, the Company had outstanding mortgage indebtedness of approximately $507.4 million and $500.6 million, respectively, encumbering 71 and 72 of the Company's properties, respectively. As of June 30, 1999 and December 31, 1998, the carrying value of such properties was approximately $625 million and $634 million, respectively.

     The outstanding mortgage indebtedness consists in part of a $265.0 million mortgage note (the "Mortgage Debt") collateralized by 29 properties beneficially owned by MHC Financing Limited Partnership. The Mortgage Debt has a maturity date of January 2, 2028 and pays interest at 7.015%. There is no principal amortization until February 1, 2008, after which principal and interest are paid from available cash flow and the interest rate is reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. In 1998, a joint venture formed by the Company and Wolverine Investors L.L.C. borrowed approximately $67 million (the "College Heights Debt") at an interest rate of 7.18%, maturing July 1, 2008. The College Heights Debt is collateralized by 18 properties owned by the joint venture. The Company also has outstanding debt on 23 properties in the aggregate amount of approximately $173 million, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. In addition, the Company recorded a $2.4 million loan in connection with a direct financing lease entered into in May 1997. Scheduled maturities for the outstanding indebtedness, excluding the Mortgage Debt and the College Heights Debt, are at various dates through November 30, 2020, and fixed interest rates range from 7.25% to 9.05%.

     The Company has a $175 million unsecured line of credit with a bank (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. The Credit Agreement matures on August 17, 2000, at which time the Company may extend the maturity date to August 17, 2002 and the Credit Agreement would be converted to a term loan. The Company pays a fee on the average unused amount of such credit equal to 0.15% of such amount. As of June 30, 1999, $143 million was outstanding under the Credit Agreement.

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

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The value of the 1998 Swap is impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on June 30, 1999, the applicable LIBOR swap rate would have been 6.09%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap versus its current value by approximately $34,000. The Company accounts for the 1998 Swap as a hedge. Payments and receipts under the 1998 Swap are accounted for as an adjustment to interest expense.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK OPTIONS

     Pursuant to the Amended and Restated 1992 Stock Option and Stock Award Plan as discussed in Note 14 to the 1998 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the six months ended June 30, 1999, Options for 111,650 shares of common stock were exercised.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company has previously disclosed the outcome of the jury trial in the litigation involving DeAnza Santa Cruz Mobile Estates, a property located in Santa Cruz, California. Subsequent to such disclosure, on April 19, 1999, the trial court denied all of the Company's and DeAnza's post-trial motions for judgment notwithstanding the verdict, new trial and remittitur. The trial court also awarded $700,000 of attorneys' fees to plaintiffs. The Company has appealed the jury verdict and attorneys' fee award and believes that, while no assurance can be given, such appeals will be successful.

     Subsequently, in June 1999 the DeAnza Santa Cruz Homeowners Association filed a complaint in the Superior Court of California, County of Santa Cruz (No. 135991) against the Company, MHC Acquisition One, L.L.C. and Starland Vistas, Inc. The new lawsuit seeks damages, including punitive damages, for alleged violations of California Civil Code Sections 798.31 and 798.41 arising from implementation of utility rates previously approved by the California Public Utilities Commission ("CPUC"). The Company and the other defendants have demurred to (filed a motion to dismiss) the complaint on the grounds that the Court lacks jurisdiction to hear the subject matter of the complaint given that the CPUC has exclusive jurisdiction over utility rates and charges at the property. Should the motion to dismiss not be successful, the Company intends to vigorously defend the matter.

     The Company is involved in a variety of legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on the financial condition or results of operations of the Company.

NOTE 9 - SUBSEQUENT EVENTS

     On July 23, 1999, the Company acquired Coquina Crossing, located in St. Augustine, Florida for a purchase price of approximately $10.4 million. The acquisition was funded with a borrowing under the Company's line of credit. Coquina Crossing is a 748-site senior community with 269 developed sites and zoned expansion potential of 479 sites. In addition, Realty Systems, Inc., an affiliate of the Company, purchased the model home inventory at the community for approximately $1.1 million.

     On July 29, 1999, August 3, 1999 and August 4, 1999 the Company repurchased 43,000 shares, 3,800 shares and 20,300 shares, respectively, of common stock in accordance with the common stock repurchase plan as described in Note 3.

                       MANUFACTURED HOME COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the quarter and six months ended June 30, 1999 compared to the corresponding periods in 1998. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 1998 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

RESULTS OF OPERATIONS

COMPARISON OF QUARTER ENDED JUNE 30, 1999 TO QUARTER ENDED JUNE 30, 1998

     Since December 31, 1997, the gross investment in rental property has increased from $936 million to $1.3 billion as of June 30, 1999 due to the following acquisitions (collectively, the "Acquisition Properties"):

         (i)   The Ellenburg Communities acquired throughout 1998
         (ii)  Quail Meadows on January 8, 1998
         (iii) Sherwood Forest RV Resort on April 30, 1998
         (iv)  Casa Del Sol Resort III on May 14, 1998
         (v) The College Heights Communities (a portfolio of eighteen properties) on June 4, 1998
         (vi)  Sunset Oaks on August 13, 1998
         (vii) The Meadows on April 1, 1999

The total number of sites owned or controlled has increased from 44,108 as of December 31, 1997 to 53,534 as of June 30, 1999.

     The following table summarizes certain weighted average statistics for the quarters ended June 30, 1999 and 1998. The "Core Portfolio" represents an analysis of properties owned as of the beginning of both periods of comparison.



                                                Core Portfolio                    Total Portfolio
                                          -----------------------------       ---------------------------
                                             1999               1998             1999            1998
                                          -----------        ----------       -----------     -----------
      Total sites                            32,390             32,379           46,833          43,364
      Occupied sites                         30,673             30,637           44,000          40,879
      Occupancy %                             94.7%              94.6%            94.0%           94.3%
      Monthly base rent per site               $355               $342             $342            $334

     Base rental income ($45.2 million) increased $4.3 million or 10.4%. For the Core Portfolio, base rental income increased approximately $1.2 million or 3.6%, due to increased base rental rates. The remaining $3.1 million increase in base rental income was attributed to the Acquisition Properties.

     Monthly base rent per site for the total portfolio increased 2.4%, reflecting a 3.8% increase in monthly base rent per site for the Core Portfolio, partially offset by the acquisition of properties with average base rents lower than the Core Portfolio. Average monthly base rent per site for the Acquisition Properties was $315 for the quarter ended June 30, 1999.

                       MANUFACTURED HOME COMMUNITIES, INC.

     Weighted average occupied sites increased by 3,121 sites while occupancy percentage decreased 0.3% due to the addition of the Acquisition Properties to the portfolio with lower occupancy percentages. Occupied sites at the Core Portfolio remained stable.

     Recreational Vehicle ("RV") base rental income ($1.6 million) increased $138,000 or 9.5% primarily due to the addition of four RV communities in 1998.

     Utility and other income ($5.3 million) increased $833,000 or 18.5%, primarily due to an increase in utility income, real estate tax pass-ons and other income of $818,000 attributed to the Acquisition Properties. The remaining $15,000 reflected increased real estate tax pass-ons at the Core Portfolio of $78,000 partially offset by lower other corporate income.

     Interest income ($188,000) decreased $647,000 or 77.5%, primarily due to decreased interest earned on notes receivable and to the recognition of interest earned on notes receivable related to the Ellenburg Communities in 1998. Short-term investments had average balances for the quarters ended June 30, 1999 and 1998 of approximately $4.0 million and $10.5 million, respectively, which earned interest income at an effective rate of 4.1% and 5.4% per annum, respectively. As of June 30, 1999, the Company had cash and cash equivalents and short-term investments of $21.5 million.

     Property operating and maintenance expenses ($14.3 million) increased $1.1 million or 8.7%. Expenses at the Acquisition Properties increased approximately $1.1 million. Expenses at the Core Portfolio increased slightly as increases in payroll and utility expenses were partially offset by decreased repairs and maintenance, property general and administrative expenses, and insurance and other expenses. Property operating and maintenance expenses represented 27.2% of total revenues in 1999 and 27.4% in 1998.

     Real estate taxes ($4.1 million) increased $602,000 or 17.0% of which $394,000 was attributed to the Acquisition Properties and $208,000 relates to slightly increased rates at the Core Portfolio. Real estate taxes represented 7.9% of total revenues in 1999 and 7.4% in 1998.

     Property management expenses ($2.0 million) increased $349,000 or 20.7%. The increase was primarily due to incremental management costs related to the addition of the Acquisition Properties. Property management expenses represented 3.9% of total revenues in 1999 and 3.5% in 1998.

     General and administrative expense ("G&A") ($1.5 million) increased $126,000 or 9.4%. The increase was primarily due to increased payroll resulting from salary increases and increased public company related expenses. G&A represented 2.8% of total revenues in both 1999 and 1998.

     Interest and related amortization ($13.5 million) increased $1.1 million or 9.0%. The increase was due to higher weighted average outstanding debt balances during the period, partially offset by slightly decreased effective interest rate. The weighted average outstanding debt balances for the quarters ended June 30, 1999 and 1998 were $752.4 million and $670.1 million, respectively. The effective interest rates were 7.1% and 7.3% per annum, respectively. Interest and related amortization represented 25.8% of total revenues in 1999 and 25.9% in 1998.

                       MANUFACTURED HOME COMMUNITIES, INC.

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The value of the 1998 Swap is impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on June 30, 1999, the applicable LIBOR swap rate would have been 6.09%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap versus its current value by approximately $34,000. The Company accounts for the 1998 Swap as a hedge. Payments and receipts under the 1998 Swap are accounted for as an adjustment to interest expense.

     Depreciation on corporate assets ($234,000) increased $68,000 or 41.0% due to fixed asset additions related to information and communication systems. Depreciation on corporate assets represented 0.4% of total revenues in 1999 and 0.3% in 1998.

     Depreciation on real estate assets and other costs ($8.3 million) increased $1.7 million or 26.6% as a result of the addition of the Acquisition Properties. Depreciation on real estate assets and other costs represented 15.8% of total revenues in 1999 and 13.7% in 1998.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

     The following table summarizes certain weighted average statistics for the six months ended June 30, 1999 and 1998. "Core Portfolio" represents an analysis of properties owned as of the beginning of both periods of comparison.



                                                 Core Portfolio                    Total Portfolio
                                          -----------------------------       ---------------------------
                                             1999               1998             1999            1998
                                          -----------        ----------       -----------     -----------
      Total sites                            32,391             32,332           46,648          41,414
      Occupied sites                         30,680             30,656           43,860          39,198
      Occupancy %                             94.7%              94.8%            94.0%           94.6%
      Monthly base rent per site               $354               $342             $342            $332

     Base rental income ($90.0 million) increased $11.9 million or 15.2%. For the Core Portfolio, base rental income increased approximately $2.3 million or 3.7%, due to increased base rental rates. The remaining $9.6 million increase in base rental income was attributed to the Acquisition Properties.

     Monthly base rent per site for the total portfolio increased 3.0%, reflecting a 3.5% increase in monthly base rent per site for the Core Portfolio, partially offset by the acquisition of properties with average base rents lower than the Core Portfolio. Average monthly base rent per site for the Acquisition Properties was $315 for the six months ended June 30, 1999.

     Weighted average occupied sites increased by 4,662 sites while occupancy percentage decreased 0.6% due to the addition of the Acquisition Properties to the portfolio with lower occupancy percentages. Occupied sites at the Core Portfolio remained stable.

     RV base rental income ($5.1 million) increased $1.8 million primarily due to the addition of four RV communities in 1998.

     Utility and other income ($10.8 million) increased $1.5 million or 16.6%, primarily due to an increase in utility income, real estate tax pass-ons and other income at the Acquisition Properties.

                       MANUFACTURED HOME COMMUNITIES, INC.

     Interest income ($575,000) decreased $1.0 million or 64.5%, primarily due to decreased interest earned on notes receivable. Short-term investments had average balances for the six months ended June 30, 1999 and 1998 of approximately $3.9 million and $9.2 million, respectively, which earned interest income at an effective rate of 4.5% and 5.5% per annum, respectively.

     Property operating and maintenance expenses ($28.7 million) increased $3.5 million or 13.9%. Expenses at the Acquisition Properties increased approximately $3.6 million. Expenses at the Core Portfolio decreased slightly as decreases in repairs and maintenance, property general and administrative expenses, and insurance and other expenses were partially offset by increased payroll and utility expenses. Property operating and maintenance expenses represented 26.9% of total revenues in 1999 and 27.2% in 1998.

     Real estate taxes ($8.4 million) increased $1.3 million or 17.9% of which approximately $1.0 million was attributed to the Acquisition Properties and $281,000 relates to slightly increased rates at the Core Portfolio.
Real estate taxes represented 7.8% of total revenues in 1999 and 7.7% in 1998.

     Property management expenses ($4.1 million) increased $650,000 or 18.8%. The increase was primarily due to incremental management costs related to the addition of the Acquisition Properties. Property management expenses represented 3.9% of total revenues in 1999 and 3.7% in 1998.

     G&A expense ($3.2 million) increased $221,000 or 7.5%. The increase was primarily due to increased payroll resulting from salary increases and increased public company related expenses. G&A represented 3.0% of total revenues in 1999 and 3.2% in 1998.

     Interest and related amortization ($26.9 million) increased $4.3 million or 19.3%. The increase was due to higher weighted average outstanding debt balances during the period, partially offset by slightly decreased effective interest rate. The weighted average outstanding debt balances for the six months ended June 30, 1999 and 1998 were $747.8 million and $604.9 million, respectively. The effective interest rates were 7.2% and 7.3% per annum, respectively. Interest and related amortization represented 25.1% of total revenues in 1999 and 24.3% in 1998.

     Depreciation on corporate assets ($480,000) increased $20,000 or 4.3% due to fixed asset additions related to information and communication systems. Depreciation on corporate assets represented 0.4% of total revenues in 1999 and 0.5% in 1998.

     Depreciation on real estate assets and other costs ($16.5 million) increased $4.2 million or 33.6% as a result of the addition of the Acquisition Properties. Depreciation on real estate assets and other costs represented 15.5% of total revenues in 1999 and 13.3% in 1998.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $7.9 million when compared to December 31, 1998. The major components of this increase were cash provided by operating activities and net proceeds from borrowings on the line of credit, partially offset by repurchases of common stock and improvements to rental properties.

     Net cash provided by operating activities remained stable at approximately $40.9 million for the six months ended June 30, 1999 and 1998. Net cash provided by operating activities reflected a $4.1 million increase in funds from operations ("FFO"), as discussed below, offset by timing of payments on accounts payable.

                      MANUFACTURED HOME COMMUNITIES, INC.

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

     The following table presents a calculation of FFO and FAD for the six months and quarters ended June 30, 1999 and 1998:

                                                For the Six Months Ended          For the Quarters Ended
                                                        June 30,                         June 30,
                                                  1999            1998            1999             1998
                                               ------------    ------------    ------------     ------------
  Computation of funds from operations:
     Income before allocation to minority
       interests............................   $  18,551       $   18,649      $    8,477       $   9,066
    Depreciation on real estate assets and
       other costs..........................      16,544           12,382           8,301           6,556
                                               ------------    ------------    ------------     ------------
    Funds from operations...................   $  35,095       $   31,031      $   16,778       $  15,622
                                               ============    ============    ============     ============

  Computation of funds available for distribution:
    Funds from operations...................   $  35,095       $   31,031      $   16,778       $  15,622
    Non-revenue producing improvements-
       rental properties....................      (3,619)          (3,423)         (2,014)         (2,506)
                                               ------------    ------------    ------------     ------------
    Funds available for distribution........   $  31,476        $  27,608       $  14,764       $  13,116
                                               ============    ============    ============     ============


     Net cash used in investing activities decreased $192.6 million from $201.4 million for the six months ended June 30, 1998 to $8.8 million for the six months ended June 30, 1999, primarily due to the acquisition of Quail Meadows, Sherwood Forest RV Resort, Casa Del Sol Resort III, the College Heights Communities, acquisition advances related to the Ellenberg Communities, the purchase of short-term investments, the funding of The Meadows Loan, and the investment in Plantation on the Lake and Trails West in 1998.

     Capital expenditures for improvements were approximately $5.4 million for the six months ended June 30, 1999 compared to $5.8 million for the six months ended June 30, 1998. Of the $5.4 million, approximately $3.6 million represented improvements to existing sites. The Company anticipates spending approximately $3.3 million on improvements to existing sites during the remainder of 1999. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maintain competitive market rents for new and renewing residents. The remaining $1.8 million represented costs to develop expansion sites at certain of the Company's properties and other corporate headquarter costs. The Company is currently developing an additional 97 sites which should be available for occupancy in 1999.

                      MANUFACTURED HOME COMMUNITIES, INC.

     Net cash (used in) provided by financing activities decreased $189.6 million from $165.3 million for the six months ended June 30, 1998 to ($24.2) million for the six months ended June 30, 1999. This is primarily due to net borrowings on the line of credit in the six months ended June 30, 1998, as compared to the six months ended June 30, 1999 and the proceeds from issuance of common stock in the six months ended June 30, 1998 compared to repurchases of common stock in the six months ended June 30, 1999.

     Distributions to common stockholders and minority interests increased approximately $1.4 million. On April 9, 1999 and July 9, 1999, the Company paid a $.3875 per share distribution for the quarters ended March 31, 1999 and June 30, 1999, respectively, to stockholders of record on March 26, 1999 and June 25, 1999, respectively. Return of capital on a GAAP basis was $.08 per share and $.12 per share for the quarters ended March 31, 1999 and June 30, 1999, respectively.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. In June 1999, the FASB issued Statement No. 137 which deferred the effective date of SFAS No. 133 until quarters beginning after June 15, 2000. The Company has not yet determined the date at which it will adopt SFAS No. 133. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company, when implemented.


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

                       MANUFACTURED HOME COMMUNITIES, INC.

     Utilizing purchasing records, inventory listings and direct communication with employees, the Company has identified all of its information technology ("IT") and non-IT Systems and assessed them for Year 2000 readiness. Critical Systems include, but are not limited to: accounts receivable, sales and inventory, human resources and payroll, accounts payable and general ledger, Lotus Notes, Microsoft Office, tax preparation and filing software, computers, data networking equipment, telephone systems, fax machines and photocopiers, security and life safety systems (elevators, alarm systems), process control systems (pool pumps and chlorine systems, sprinkler systems), cable television systems, lift stations, and drinking water and waste water treatment plants. The Company, with the assistance of an outside consultant, has completed the inventory, research and assessment phases of its preparations for the year 2000. The Company has completed assessment of its drinking water and waste water treatment and lift station facilities for which it is responsible, and has reviewed the consultant's comprehensive report. There were no material problems found during its consultant's review. The Company is discussing with all of its significant suppliers the extent to which the Company's interface Systems are vulnerable to third parties' failure to remediate their own Year 2000 issues. The Company anticipates that scheduled system upgrades to its accounts receivable system, accounts payable and general ledger system, and payroll system will remediate current Year 2000 concerns. Remediation steps and development of contingency plans will continue through the third quarter of 1999. The Company has set a deadline for year 2000 readiness of September 30, 1999. There can be no guarantee that the Systems of other companies on which the Company's Systems rely will be timely converted and will not have an adverse effect on the Company's Systems.

     Through June 30, 1999, the Company's costs associated with remediation efforts have been immaterial. In 1998, the Company retained a full-time contract employee to perform Year 2000 research and documentation at an annual fee of approximately $45,000 and the Company will retain the employee through 1999. The cost to retain the consultant to assess the drinking water and waste water treatment and cable television facilities has been budgeted at less than $50,000. To date, approximately $35,000 of that amount has been spent. The balance will remain budgeted for contingency planning. The Company expects that replacement and upgrade of approximately 150 computers will be required with a capital budget of approximately $200,000. The Company's total Year 2000 project costs and estimates to complete the same do not include the estimated costs and time associated with the impact of third-party Year 2000 issues. The total cost of the Year 2000 project is estimated to be immaterial assuming third parties remediate their own Year 2000 issues. This assumption is based on management's best estimates, which were derived utilizing numerous assumptions of future events, and there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

     The Company continues its contingency planning for critical operational areas that might be affected by the Year 2000 issue if compliance is delayed. Aside from catastrophic failure of banks, governmental agencies, etc., the Company believes that it could continue operations. For example, rent can be collected and recorded by manual methods using hardcopy reports from previous months; payroll can be processed by issuing manual checks relying on existing payroll registers; bills can be paid as long as banks can process checks; basic financial statements can be prepared manually and wastewater treatment plants can be controlled manually.

                      MANUFACTURED HOME COMMUNITIES, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's earnings are affected by changes in interest rates as a portion of the Company's outstanding indebtedness is at variable rates based on LIBOR. The Company's $175 million line of credit ($143 million outstanding at June 30, 1999) bears interest at LIBOR plus 1.125% and the Company's $100 million Term Loan bears interest at LIBOR plus 1.0%. The Company has the 1998 Swap which fixes LIBOR at 6.4% on $100 million of the Company's floating rate debt for the period 1998 through 2003. If LIBOR increased/decreased by 1.0% during the six months ended June 30, 1999, interest expense would have increased/decreased by approximately $717,000 for the six months ended June 30, 1999 based on the average balance outstanding under the Company's line of credit for the six months ended June 30, 1999. Information relating to quantitive and qualitive disclosure about market risk as it relates to the 1998 Swap is set forth in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 6 "Long Term Borrowings" in the Notes to Consolidated Financial Statements. Such information is incorporated herein.

                       MANUFACTURED HOME COMMUNITIES, INC.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

     The Company has previously disclosed the outcome of the jury trial in the litigation involving DeAnza Santa Cruz Mobile Estates, a property located in Santa Cruz, California. Subsequent to such disclosure, on April 19, 1999, the trial court denied all of the Company's and DeAnza's post-trial motions for judgment notwithstanding the verdict, new trial and remittitur. The trial court also awarded $700,000 of attorneys' fees to plaintiffs. The Company has appealed the jury verdict and attorneys' fee award and believes that, while no assurance can be given, such appeals will be successful.

     Subsequently, in June 1999 the DeAnza Santa Cruz Homeowners Association filed a complaint in the Superior Court of California, County of Santa Cruz (No. 135991) against the Company, MHC Acquisition One, L.L.C. and Starland Vistas, Inc. The new lawsuit seeks damages, including punitive damages, for alleged violations of California Civil Code Sections 798.31 and 798.41 arising from implementation of utility rates previously approved by the California Public Utilities Commission ("CPUC"). The Company and the other defendants have demurred to (filed a motion to dismiss) the complaint on the grounds that the Court lacks jurisdiction to hear the subject matter of the complaint given that the CPUC has exclusive jurisdiction over utility rates and charges at the property. Should the motion to dismiss not be successful, the Company intends to vigorously defend the matter.

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






                                         MANUFACTURED HOME COMMUNITIES, INC.




                                     BY: /s/ Thomas P. Heneghan
                                         ----------------------
                                         Thomas P. Heneghan
                                         Executive Vice President, Treasurer and
                                           Chief Financial Officer

                                    BY:  /s/ Mark Howell
                                         ---------------
                                         Mark Howell
                                         Principal Accounting Officer




DATE:  August 5 , 1999
       ---------------