Form 10-Q
period 1999-09-30
MANUFACTURED HOME COMMUNITIES INC
filed 1999-11-12
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

            24,062,128 shares of Common Stock as of October 29, 1999.

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS


                          PART I - FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)


INDEX TO FINANCIAL STATEMENTS


                                                                                                               Page


    Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.................................. 3

    Consolidated Statements of Operations for the nine months and quarters ended
    September 30, 1999 and 1998................................................................................. 4

    Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998................. 5

    Notes to Consolidated Financial Statements.................................................................. 6


ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations......................................................................... 11

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................... 18

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings................................................................................... 19

ITEM 6.    Exhibits and Reports on Form 8-K.................................................................... 19


                      MANUFACTURED HOME COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                    AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                   UNAUDITED)

                                                                                September 30,   December 31,
                                                                                     1999           1998
                                                                                ------------    ------------

ASSETS
Investment in rental property:
   Land ......................................................................   $   292,363    $   272,225
   Land improvements .........................................................       881,389        865,720
   Buildings and other depreciable property ..................................       100,967         95,669
   Advances on rental property acquisitions ..................................           ---          3,817
                                                                                 -----------    -----------
                                                                                   1,274,719      1,237,431
   Accumulated depreciation ..................................................      (143,567)      (118,021)
                                                                                 -----------    -----------
     Net investment in rental property .......................................     1,131,152      1,119,410
Cash and cash equivalents ....................................................        25,085         13,657
Notes receivable .............................................................         4,186         15,710
Investment in and advances to affiliates .....................................        10,873          7,797
Investment in joint ventures .................................................         9,581          7,584
Rents receivable .............................................................         1,223            671
Deferred financing costs, net ................................................         5,013          4,634
Prepaid expenses and other assets ............................................         5,765          7,325
Due from affiliates ..........................................................           ---             53
                                                                                 -----------    -----------
   Total assets ..............................................................   $ 1,192,878    $ 1,176,841
                                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ....................................................   $   514,345    $   500,573
   Unsecured term loan .......................................................       100,000        100,000
   Unsecured line of credit ..................................................        40,000        145,000
   Other notes payable .......................................................         4,192          5,276
   Accounts payable and accrued expenses .....................................        40,023         33,341
   Accrued interest payable ..................................................         5,259          4,911
   Rents received in advance and security deposits ...........................         8,072          6,495
   Distributions payable .....................................................        12,222            294
   Due to affiliates .........................................................           ---             42
                                                                                 -----------    -----------
     Total liabilities .......................................................       724,113        795,932
                                                                                 -----------    -----------

Commitments and contingencies

Minority interest - Perpetual Preferred OP Units .............................       125,000            ---
Minority interest - Common OP Units ..........................................        61,762         70,468

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued ...............................           ---            ---
   Common stock, $.01 par value
     50,000,000 shares authorized; 25,782,651 and 26,417,029
     shares issued and outstanding for 1999 and 1998, respectively ...........           254            262
   Paid-in capital ...........................................................       343,012        364,603
   Deferred compensation .....................................................        (6,204)        (7,442)
   Employee notes ............................................................        (4,575)        (4,654)
   Distributions in excess of accumulated earnings ...........................       (50,484)       (42,328)
                                                                                 -----------    -----------
     Total stockholders' equity ..............................................       282,003        310,441
                                                                                 -----------    -----------

   Total liabilities and stockholders' equity ................................   $ 1,192,878    $ 1,176,841
                                                                                 ===========    ===========

          The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS AND QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                               For the Nine Months Ended     For the Quarters Ended
                                                                     September 30,                September 30,
                                                               -------------------------     ----------------------
                                                                  1999            1998          1999         1998
                                                               ---------       ---------     ---------    ---------

REVENUES
     Base rental income .....................................    $ 135,646    $ 121,625      $  45,601    $  43,466
     RV base rental income ..................................        6,841        4,867          1,728        1,511
     Utility and other income ...............................       15,595       13,700          4,747        4,391
     Equity in income of affiliates .........................        1,165          650            909          326
     Interest income ........................................        1,127        2,734            552        1,115
                                                                 ---------    ---------      ---------    ---------
         Total revenues .....................................      160,374      143,576         53,537       50,809
                                                                 ---------    ---------      ---------    ---------

EXPENSES
     Property operating and maintenance .....................       43,173       39,145         14,424       13,894
     Real estate taxes ......................................       12,560       10,863          4,186        3,761
     Property management ....................................        6,194        5,293          2,078        1,828
     General and administrative .............................        4,567        4,240          1,408        1,302
     Interest and related amortization ......................       40,830       36,178         13,965       13,659
     Depreciation on corporate assets .......................          732          695            252          235
     Depreciation on real estate assets and other costs .....       25,351       20,072          8,807        7,690
                                                                 ---------    ---------      ---------    ---------
         Total expenses .....................................      133,407      116,486         45,120       42,369
                                                                 ---------    ---------      ---------    ---------

     Income before allocation to minority interests .........       26,967       27,090          8,417        8,440

     (Income) allocated to Common OP Units ..................       (4,862)      (5,147)        (1,509)      (1,603)
     (Income) allocated to Preferred OP Units ...............          (31)         ---            (31)         ---
                                                                 ---------    ---------      ---------    ---------

     Net income .............................................    $  22,074    $  21,943      $   6,877    $   6,837
                                                                 =========    =========      =========    =========

     Net income per common share - basic ....................    $     .85    $     .86      $     .27    $     .26
                                                                 =========    =========      =========    =========
     Net income per common share - diluted ..................    $     .84    $     .85      $     .27    $     .26
                                                                 =========    =========      =========    =========

     Distributions declared per common share
         outstanding ........................................    $  1.1625    $  1.0875      $   .3875    $   .3625
                                                                 =========    =========      =========    =========

     Weighted average common shares
         outstanding - basic ................................       25,846       25,488         25,613       25,988
                                                                 =========    =========      =========    =========
     Weighted average common shares
         outstanding - diluted (Note 2) .....................       31,915       31,801         31,586       32,339
                                                                 =========    =========      =========    =========

          The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                September 30,   September 30,
                                                                                    1999           1998
                                                                                -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...........................................................      $  22,074       $  21,943
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to minority interests ...........................          4,893           5,147
         Depreciation and amortization expense ............................         26,556          20,919
         Equity in income of affiliates ...................................         (1,165)           (650)
         Amortization of deferred compensation and other ..................          1,238             852
         Increase in rents receivable .....................................           (552)           (346)
         Decrease (increase) in prepaid expenses and other assets .........          1,613          (2,543)
         Increase in accounts payable and accrued expenses ................          6,988          21,951
         Increase in rents received in advance and security deposits.......          1,577           4,601
                                                                                 ---------       ---------
     Net cash provided by operating activities ............................         63,222          71,874
                                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments, net ..............................            ---          (2,366)
     (Contributions to) distributions from affiliates .....................         (1,911)          1,826
     Collection (funding) of notes receivable .............................         11,524         (14,492)
     Investment in joint ventures .........................................         (1,997)         (7,527)
     Acquisition of rental properties .....................................        (29,305)       (173,088)
     Improvements:
         Improvements - corporate .........................................           (471)           (367)
         Improvements - rental properties .................................         (6,520)         (5,325)
         Site development costs ...........................................         (2,665)         (3,477)
                                                                                 ---------       ---------
     Net cash used in investing activities ................................        (31,345)       (204,816)
                                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from exercise of stock options ..........................          2,866           1,836
     Net proceeds from issuance of perpetual preferred OP units ...........        121,890              --
     Distributions to common stockholders, common OP unitholders
       and perpetual preferred OP unitholders .............................        (25,354)        (23,151)
     (Repurchase) issuance of common stock ................................        (26,772)         25,536
     Collection of principal payments on employee notes ...................             79             401
     Proceeds from line of credit .........................................         41,584         175,679
     Repayments on mortgage notes payable and line of credit ..............       (133,896)        (42,601)
     Debt issuance costs ..................................................           (846)         (1,578)
                                                                                 ---------       ---------
     Net cash (used in) provided by financing activities ..................        (20,449)        136,122
                                                                                 ---------       ---------

Net increase in cash and cash equivalents .................................         11,428           3,180
Cash and cash equivalents, beginning of period ............................         13,657             909
                                                                                 ---------       ---------
Cash and cash equivalents, end of period ..................................      $  25,085       $   4,089
                                                                                 =========       =========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest ..................................      $  39,932       $  32,371
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

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which was effective for fiscal years beginning after December 15, 1997. SFAS No. 131 superseded Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company. The Company has one reportable segment, which is the operation of manufactured home communities.

NOTE 2 - EARNINGS PER COMMON SHARE

     Earnings per common share are based on the weighted average number of common shares outstanding during each period. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate restated, to conform to the SFAS No. 128 requirements. The conversion of Operating Partnership Units ("OP Units") has been excluded from the basic earnings per share calculation. The conversion of an OP Unit to a share of common stock will have no material effect on basic earnings per common share since the allocation of earnings to an OP Unit is equivalent to the allocation of earnings to a share of common stock.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - EARNINGS PER COMMON SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted earnings per share for the nine months and quarters ended September 30, 1999 and 1998:


                                                                               For the                   For the
                                                                          Nine Months Ended           Quarters Ended
                                                                             September 30,             September 30,
                                                                        ---------------------      --------------------
                                                                          1999         1998          1999         1998
                                                                        --------     --------      --------     -------

Numerator:
    Net income .....................................................    $22,074      $21,943       $ 6,877      $ 6,837
    Income allocated to common OP units ............................      4,862        5,147         1,509        1,603
                                                                        -------      -------       -------      -------
    Numerator for diluted earnings per share --
       income available to common shareholders
       after assumed conversions ...................................     26,936      $27,090       $ 8,386      $ 8,440
                                                                        =======      =======       =======      =======

Denominator:
    Weighted average shares outstanding ............................     25,846       25,488        25,613       25,988
    Weighted average common OP Units
       outstanding assuming conversion .............................      5,725        5,946         5,647        5,985
    Employee stock options .........................................        344          367           326          366
                                                                        =======      =======       =======      =======
    Denominator for diluted earnings per share --
       adjusted weighted average shares and
       assumed conversions .........................................     31,915       31,801        31,586       32,339
                                                                        =======      =======       =======      =======



NOTE 3 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS

     On April 9, 1999, July 9, 1999 and October 8, 1999, the Company paid a $.3875 per share distribution for the quarters ended March 31, 1999, June 30, 1999 and September 30 1999, respectively, to stockholders of record on March 26, 1999, June 25, 1999 and September 24, 1999 respectively.

     On March 26, 1999, the Company, as general partner of MHC Operating Limited Partnership ("Operating Partnership"), repurchased and cancelled 200,000 OP Units from a limited partner of the Operating Partnership.

     On September 30, 1999, the Operating Partnership completed a $125 million private placement of 9.0% Series D Cumulative Perpetual Preferred Units ("POP Units") to two institutional investors. The POP Units, which are callable by the Company after five years, have no stated maturity or mandatory redemption. Net proceeds from the offering of $121 million were used to repay amounts outstanding under the Company's credit facility and for other corporate purposes.

     During the nine months ended September 30, 1999, the Company repurchased 930,700 shares of common stock in accordance with the common stock repurchase plan approved by the Company's Board of Directors, whereby the Company is authorized to repurchase up to 1,000,000 shares of its common stock. The Company's Board of Directors authorized the repurchase of additional shares on May 11, 1999 of 1,000,000 shares and on September 30, 1999 of 1,000,000 shares for a total authorized repurchase of up to 3,000,000 shares. As of September 30, 1999, the Company had repurchased 1,282,800 shares of common stock pursuant to the repurchase plan.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - RENTAL PROPERTY

     On July 23, 1999, the Company acquired Coquina Crossing, located in St. Augustine, Florida, for a purchase price of approximately $10.4 million. The acquisition was funded with a borrowing under the Company's line of credit. Coquina Crossing is a 748-site senior community with 269 developed sites and zoned expansion potential of 479 sites. In addition, Realty Systems, Inc., an affiliate of the Company, purchased the model home inventory at the community for approximately $1.1 million.

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

NOTE 5 - NOTES RECEIVABLE

     At September 30, 1999 and December 31, 1998, the Company had approximately $4.2 million and $15.7 million in notes receivable, respectively. The Company has $1.1 million in purchase money notes receivable, with monthly principal and interest payments at 7.0%, maturing on July 31, 2001. The Company also has outstanding a $3.1 million loan, which bears interest at approximately 8.5% and matures on June 1, 2003.

     On April 1, 1999, the Company effectively exchanged a $12.3 million loan ("The Meadows Loan") secured by a first mortgage lien on The Meadows Mobile Home Park in Palm Beach Gardens, Florida ("The Meadows") for an equity interest in the partnership that owns The Meadows. The Company accounts for The Meadows as an acquisition and consolidates the property and related results of operations.

NOTE 6 - LONG-TERM BORROWINGS

     As of September 30, 1999 and December 31, 1998, the Company had outstanding mortgage indebtedness of approximately $514.3 million and $500.6 million, respectively, encumbering 73 and 72 of the Company's properties, respectively. As of September 30, 1999 and December 31, 1998, the carrying value of such properties was approximately $635 million and $634 million, respectively.

     The outstanding mortgage indebtedness consists in part of a $265.0 million mortgage note (the "Mortgage Debt") collateralized by 29 properties beneficially owned by MHC Financing Limited Partnership. The Mortgage Debt has a maturity date of January 2, 2028 and pays interest at 7.015%. There is no principal amortization until February 1, 2008, after which principal and interest are paid from available cash flow and the interest rate is reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. In 1998, a consolidated (95% owned) joint venture formed by the Company and Wolverine Investors L.L.C. borrowed approximately $67.3 million (the "College Heights Debt") at an interest rate of 7.18%, maturing July 1, 2008. The College Heights Debt is collateralized by 18 properties owned by the joint venture. The Company also has outstanding debt on 24 properties in the aggregate amount of approximately $182.7 million, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. In addition, the Company recorded a $2.4 million loan in connection with a direct financing lease entered into in May 1997. Scheduled maturities for the outstanding indebtedness, excluding the Mortgage Debt and the College Heights Debt, are at various dates through November 30, 2020, and fixed interest rates range from 7.25% to 9.05%.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LONG-TERM BORROWINGS (CONTINUED)

     The Company has a $175 million unsecured line of credit with a group of banks (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. The Credit Agreement matures on August 17, 2000, at which time the Company may extend the maturity date to August 17, 2002 and the Credit Agreement would be converted to a term loan. The Company pays a fee on the average unused amount of such credit equal to 0.15% of such amount. As of September 30, 1999, $40.0 million was outstanding under the Credit Agreement.

     The Company has a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. The Term Loan matures on April 3, 2000 and may be extended to April 3, 2002.

     The Company has approximately $4.2 million of installment notes payable secured by a letter of credit, each with an interest rate of 6.5%, maturing September 1, 2002. Approximately $2.9 million of the notes pay principal annually and interest quarterly and the remaining $1.3 million of the notes pay interest only quarterly.

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The value of the 1998 Swap is impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on September 30, 1999, the applicable LIBOR swap rate would have been 6.2%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap versus its current value by approximately $29,102. The Company accounts for the 1998 Swap as a hedge. Payments and receipts under the 1998 Swap are accounted for as an adjustment to interest expense.

NOTE 7 - STOCK OPTIONS

     Pursuant to the Amended and Restated 1992 Stock Option and Stock Award Plan as discussed in Note 14 to the 1998 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the nine months ended September 30, 1999, Options for 113,066 shares of common stock were exercised.

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

     Subsequently, in June 1999 the DeAnza Santa Cruz Homeowners Association filed a complaint in the Superior Court of California, County of Santa Cruz (No. 135991) against the Company, MHC Acquisition One, L.L.C. and Starland Vistas, Inc. The new lawsuit seeks damages, including punitive damages, for alleged violations of California Civil Code Sections 798.31 and 798.41 arising from implementation of utility rates previously approved by the California Public Utilities Commission ("CPUC"). The Company and the other defendants have demurred to (filed a motion to dismiss) the complaint on the grounds that the Court lacks jurisdiction to hear the subject matter of the complaint given that the CPUC has exclusive jurisdiction over utility rates and charges at the property. The California Superior Court denied the motion to dismiss and the company has appealed the denial. Should the appeal on this issue not be successful, the Company intends to vigorously defend the matter which is expected to go to trial late in the first quarter of 2000.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company is involved in a variety of legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on the financial condition or results of operations of the Company.

NOTE 9 - SUBSEQUENT EVENTS

     On October 4, 1999, the Company's Board of Directors authorized the repurchase of an additional 1,000,000 shares under the repurchase plan as described in Note 3.

     From October 1, 1999 through October 29, 1999, the Company repurchased 1,730,523 shares of common stock pursuant to the repurchase plan.

                       MANUFACTURED HOME COMMUNITIES, INC.


ITEM 2. MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the quarter and nine months ended September 30, 1999 compared to the corresponding periods in 1998. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 1998 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

RESULTS OF OPERATIONS

COMPARISON OF  QUARTER ENDED SEPTEMBER 30, 1999 TO QUARTER ENDED SEPTEMBER 30,
1998

     Since December 31, 1997, the gross investment in rental property has increased from $936 million to $1.3 billion as of September 30, 1999, due to the following acquisitions (collectively, the "Acquisition Properties"):

     (i)    The Ellenburg Communities acquired throughout 1998
     (ii)   Quail Meadows on January 8, 1998
     (iii)  Sherwood Forest RV Resort on April 30, 1998
     (iv)   Casa Del Sol Resort III on May 14, 1998
     (v) The College Heights Communities (a portfolio of eighteen properties) on June 4, 1998
     (vi)   Sunset Oaks on August 13, 1998
     (vii)  The Meadows on April 1, 1999
     (viii) Coquina Crossing on July 23, 1999

The total number of sites owned or controlled has increased from 44,108 as of December 31, 1997 to 54,006 as of September 30, 1999.

     The following table summarizes certain weighted average statistics for the quarters ended September 30, 1999 and 1998. The "Core Portfolio" represents an analysis of properties owned as of the beginning of both years of comparison.


                                                 Core Portfolio                    Total Portfolio
                                          -----------------------------       ---------------------------
                                             1999               1998             1999            1998
                                          -----------        ----------       -----------     -----------

      Total sites                            32,393             32,382           47,073          46,392
      Occupied sites                         30,700             30,634           44,251          43,610
      Occupancy %                             94.8%              94.6%            94.0%           94.0%
      Monthly base rent per site            $356.74            $343.75          $343.50         $332.23



     Base rental income ($45.6 million) increased $2.1 million or 4.9%. For the Core Portfolio, base rental income increased approximately $1.3 million due to a 3.8% increase in base rental rates. The remaining $884,000 increase in base rental income was attributed to the Acquisition Properties.

                       MANUFACTURED HOME COMMUNITIES, INC.

     Monthly base rent per site for the total portfolio increased 3.4%, reflecting a 3.8% increase in monthly base rent per site for the Core Portfolio, partially offset by the acquisition of properties with average base rents lower than the Core Portfolio. Average monthly base rent per site for the Acquisition Properties was $313.63 for the quarter ended September 30, 1999.

     Weighted average occupied sites increased by 641 sites and occupancy percentage remained stable. Occupied sites at the Core Portfolio increased by 66 sites with increased occupancy percentage of 0.2%.

     Recreational Vehicle ("RV") base rental income ($1.7 million) increased $217,000 or 14.4% primarily due to rental rate increases and the seasonality of RV income.

     Utility and other income ($4.7 million) increased $356,000 or 8.1%, with $330,000 of the increase attributed to the Acquisition Properties and $131,000 of the increase due to increased real estate tax pass-ons at the Core Portfolio, partially offset by lower other corporate income.

     Interest income ($552,000) decreased $563,000 or 50.5%, primarily due to the conversion of some notes receivable to fee simple interests in The Meadows and certain Ellenburg Communities. Short-term investments had average balances for the quarters ended September 30, 1999 and 1998 of approximately $1.6 million and $5.7 million, respectively, which earned interest income at an effective rate of 5.3% and 5.2% per annum, respectively. As of September 30, 1999, the Company had cash and cash equivalents and short-term investments of $25.1 million.

     Property operating and maintenance expenses ($14.4 million) increased $530,000 or 3.8%. Expenses at the Acquisition Properties increased approximately $498,000. Expenses at the Core Portfolio increased slightly as increases in repairs and maintenance, payroll and insurance and other expenses were partially offset by decreased utility expenses and property general and administrative expenses. Property operating and maintenance expenses represented 26.9% of total revenues in 1999 and 27.3% in 1998.

     Real estate taxes ($4.2 million) increased $425,000 or 11.3%, of which $154,000 was attributed to the Acquisition Properties and $271,000 relates to slightly increased rates at the Core Portfolio. Real estate taxes represented 7.8% of total revenues in 1999 and 7.4% in 1998.

     Property management expenses ($2.1 million) increased $250,000 or 13.7%. The increase was primarily due to incremental management costs related to the addition of the Acquisition Properties. Property management expenses represented 3.9% of total revenues in 1999 and 3.6% in 1998.

     General and administrative expense ("G&A") ($1.4 million) increased $106,000 or 8.1%. The increase was primarily due to increased payroll resulting from salary increases and increased public company related expenses. G&A represented 2.6% of total revenues in both 1999 and 1998.

     Interest and related amortization ($14.0 million) increased $306,000 or 2.2%. The increase was due to higher weighted average outstanding debt balances during the period. The weighted average outstanding debt balances for the quarters ended September 30, 1999 and 1998 were $761.3 million and $736.0 million, respectively. The effective interest rates were 7.3% per annum, in both periods. Interest and related amortization represented 26.1% of total revenues in 1999 and 26.9% in 1998.

                       MANUFACTURED HOME COMMUNITIES, INC.

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The value of the 1998 Swap is impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on September 30, 1999, the applicable LIBOR swap rate would have been 6.2%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap versus its current value by approximately $29,102. The Company accounts for the 1998 Swap as a hedge. Payments and receipts under the 1998 Swap are accounted for as an adjustment to interest expense.

     Depreciation on corporate assets ($252,000) increased $17,000 or 7.2% due to fixed asset additions related to information and communication systems. Depreciation on corporate assets represented 0.5% of total revenues in 1999 and 1998.

     Depreciation on real estate assets and other costs ($8.8 million) increased $1.1 million or 14.5% primarily as a result of the addition of the Acquisition Properties. Depreciation on real estate assets and other costs represented 16.5% of total revenues in 1999 and 15.1% in 1998.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     The following table summarizes certain weighted average statistics for the nine months ended September 30, 1999 and 1998. "Core Portfolio" represents an analysis of properties owned as of the beginning of both years of comparison.



                                                 Core Portfolio                     Total Portfolio
                                          -----------------------------       ---------------------------
                                             1999               1998             1999            1998
                                          -----------        ----------       -----------     -----------

      Total sites                            32,392             32,350           46,789          43,075
      Occupied sites                         30,687             30,649           43,992          40,669
      Occupancy %                             94.7%              94.7%            94.0%           94.4%
      Monthly base rent per site            $354.98            $342.45          $342.60         $332.30


     Base rental income ($135.6 million) increased $14.0 million or 11.5%. For the Core Portfolio, base rental income increased approximately $3.5 million or 3.8%, due to increased base rental rates. The remaining $10.5 million increase in base rental income was attributed to the Acquisition Properties.

     Monthly base rent per site for the total portfolio increased 3.1%, reflecting a 3.8% increase in monthly base rent per site for the Core Portfolio, partially offset by the acquisition of properties with average base rents lower than the Core Portfolio. Average monthly base rent per site for the Acquisition Properties was $314.27 for the nine months ended September 30, 1999.

     Weighted average occupied sites increased by 3,323 sites while occupancy percentage decreased 0.4% due to the addition of the Acquisition Properties to the portfolio with lower occupancy percentages. Occupied sites at the Core Portfolio remained stable.

     RV base rental income ($6.8 million) increased $1.9 million or 40.6% primarily due to the addition of four RV communities in 1998.

     Utility and other income ($15.6 million) increased $1.9 million or 13.8% attributed to the Acquisition Properties.

                       MANUFACTURED HOME COMMUNITIES, INC.

     Interest income ($1.1 million) decreased $1.6 million or 58.8%, primarily due to the conversion of some notes receivable to fee simple interests in The Meadows and certain Ellenburg Communities. Short-term investments had average balances for the nine months ended September 30, 1999 and 1998 of approximately $3.1 million and $8.0 million, respectively, which earned interest income at an effective rate of 4.6% and 5.4% per annum, respectively.

     Property operating and maintenance expenses ($43.2 million) increased $4.0 million or 10.3%. Expenses at the Acquisition Properties increased approximately $3.9 million. Expenses at the Core Portfolio increased slightly as increases in repairs and maintenance, payroll and utility expenses were partially offset by decreased property general and administrative expenses and insurance and other expenses. Property operating and maintenance expenses represented 26.9% of total revenues in 1999 and 27.3% in 1998.

     Real estate taxes ($12.6 million) increased $1.7 million or 15.6%, of which approximately $1.1 million was attributed to the Acquisition Properties and $570,000 relates to slightly increased rates at the Core Portfolio.
Real estate taxes represented 7.8% of total revenues in 1999 and 7.6% in 1998.

     Property management expenses ($6.2 million) increased $901,000 or 17.0%. The increase was primarily due to incremental management costs related to the addition of the Acquisition Properties. Property management expenses represented 3.9% of total revenues in 1999 and 3.7% in 1998.

     G&A expense ($4.6 million) increased $327,000 or 7.7%. The increase was primarily due to increased payroll resulting from salary increases and increased public company related expenses. G&A represented 2.8% of total revenues in 1999 and 3.0% in 1998.

     Interest and related amortization ($40.8 million) increased $4.6 million or 12.9%. The increase was due to higher weighted average outstanding debt balances during the period, partially offset by slightly decreased effective interest rate. The weighted average outstanding debt balances for the nine months ended September 30, 1999 and 1998 were $750.6 million and $648.6 million, respectively. The effective interest rates were 7.2% and 7.4% per annum, respectively. Interest and related amortization represented 25.5% of total revenues in 1999 and 25.2% in 1998.

     Depreciation on corporate assets ($732,000) increased $37,000 or 5.3% due to fixed asset additions related to information and communication systems. Depreciation on corporate assets represented 0.5% of total revenues in 1999 and 1998.

     Depreciation on real estate assets and other costs ($25.4 million) increased $5.3 million or 26.3% as a result of the addition of the Acquisition Properties. Depreciation on real estate assets and other costs represented 15.8% of total revenues in 1999 and 14.0% in 1998.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $11.4 million when compared to December 31, 1998. The major components of this increase were cash provided by operating activities and net proceeds from the POP Unit offering, partially offset by repayments on the line of credit, repurchases of common stock and improvements to rental properties.

                       MANUFACTURED HOME COMMUNITIES, INC.

     Net cash provided by operating activities decreased by $8.7 million to approximately $63.2 million for the nine months ended September 30, 1999 and 1998. Net cash provided by operating activities reflected a $5.1 million increase in funds from operations ("FFO"), as discussed below, offset by slower growth in accounts payable due to the Acquisition properties.

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

     The following table presents a calculation of FFO and FAD for the nine months and quarters ended September 30, 1999 and 1998:


                                                                       For the                    For the
                                                                   Nine Months Ended          Quarters Ended
                                                                     September 30,              September 30,
                                                                   1999         1998          1999       1998
                                                                 --------     --------      --------   --------

  Computation of funds from operations:
     Net Income ..............................................   $ 22,074     $ 21,943      $   6,877   $  6,837
     Income allocated to common
       OP units ..............................................      4,862        5,147          1,509      1,603

     Depreciation on real estate assets and
       other costs ...........................................     25,351       20,072          8,807      7,690
                                                                 ========     ========      =========   ========
    Funds from operations ....................................   $ 52,287     $ 47,162      $  17,193   $ 16,130
                                                                 ========     ========      =========   ========

  Computation of funds available for distribution:
    Funds from operations ....................................   $ 52,287     $ 47,162      $  17,193   $ 16,130
    Non-revenue producing improvements-
       rental properties .....................................     (6,519)      (5,327)        (2,901)    (2,014)
                                                                 ========     ========      =========   ========
    Funds available for distribution .........................   $ 45,768     $ 41,835      $  14,292   $ 14,116
                                                                 ========     ========      =========   ========


     Net cash used in investing activities decreased $173.4 million to $31.3 million for the nine months ended September 30, 1999 from $204.8 million for the nine months ended September 30, 1998, primarily due to the acquisition of Quail Meadows, Sherwood Forest RV Resort, Casa Del Sol Resort III, the College Heights Communities, acquisition advances related to the Ellenberg Communities, the purchase of short-term investments, the funding of The Meadows Loan, and the investment in Plantation on the Lake and Trails West in 1998, partially offset by the acquisition of Coquina Crossing in 1999.

                       MANUFACTURED HOME COMMUNITIES, INC.

     Capital expenditures for improvements were approximately $9.7 million for the nine months ended September 30, 1999 compared to $9.2 million for the nine months ended September 30, 1998. Of the $9.7 million, approximately $6.5 million represented improvements to existing sites. The Company anticipates spending approximately $2.0 million on improvements to existing sites during the remainder of 1999. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maintain competitive market rents for new and renewing residents. The remaining $3.2 million represented costs to develop expansion sites at certain of the Company's properties and other corporate headquarter costs. The Company is currently developing an additional 58 sites which should be available for occupancy in 1999.

     Net cash (used in) provided by financing activities decreased $156.6 million to ($20.4 million) for the nine months ended September 30, 1999 from $136.1 million for the nine months ended September 30, 1998. This is primarily due to lower net borrowings on the line of credit compared to the same period in 1998 and proceeds from issuance of common stock in the nine months ended September 30, 1998 compared to repurchases of common stock in the nine months ended September 30, 1999. On September 30, 1999, the Operating Partnership completed a $125 million private placement of 9.0% Series D Cumulative Redeemable Perpetual Preferred Units. The net proceeds from this placement were used to pay down the line of credit. Excluding these proceeds, net borrowings on the line of credit decreased $103.0 million to $30.0 million in the nine months ended September 30, 1999 from $133.0 million for the nine months ended September 30, 1998.

     Distributions to common stockholders and minority interests increased approximately $2.2 million. On April 9, 1999, July 9, 1999 and October 8, 1999, the Company paid a $.3875 per share distribution for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999, respectively, to stockholders of record on March 26, 1999, June 25, 1999 and September 24, 1999, respectively. Return of capital on a GAAP basis was $.08 per share, $.12 per share and $.12 per share for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999, respectively.

     The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings, including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.

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

                       MANUFACTURED HOME COMMUNITIES, INC.


YEAR 2000

     The year 2000 issue ("Year 2000") is the result of computer programs and embedded processors ("Systems") failing to properly account for the end of 1999 and the rollover to the year 2000. The Year 2000 issue comes from two date-related problems and practices. First, some Systems define the year-portion of date fields with two digits instead of four. As a result, programs and equipment that have time-sensitive functions may interpret a date using "00" as being 1900 rather than 2000. Second, the year 2000 is a leap year. There is a possibility that some Systems may fail to account for the leap day properly. Problems arising from one or more of these problems and practices could result in failure of one or more Systems causing a disruption of operations, including, among other things, a temporary inability to process transactions, collect rents, or engage in similar normal business activities.

     Utilizing purchasing records, inventory listings and direct communication with employees, the Company has identified all of its information technology ("IT") and non-IT Systems and assessed them for Year 2000 readiness. Critical Systems include, but are not limited to: accounts receivable, sales and inventory, human resources and payroll, accounts payable and general ledger, Lotus Notes, Microsoft Office, tax preparation and filing software, computers, data networking equipment, telephone systems, fax machines and photocopiers, security and life safety systems (elevators, alarm systems), lift stations, drinking water and waste water treatment plants. The Company, with the assistance of outside consultants, has completed the inventory, research and assessment phases of its preparations for the year 2000. The scope of remediation efforts consisted essentially of an upgrade of office productivity software which necessitated replacement of a number of personal computers, and upgrades to Year 2000 versions of certain systems listed above. Remediation efforts are substantially complete, and all remediation will be complete by the end of November 1999. The Company, with its consultants, developed contingency plans for its critical systems. Additionally, department managers are keeping appropriate records in the unlikely event systems would become unavailable due to oversight or for reasons beyond the Company's control. There can be no guarantee that the Systems of other companies on which the Company's Systems rely will be timely converted and will not have an adverse effect on the Company's Systems.

     Through September 30, 1999, the Company's costs associated with remediation efforts have been immaterial. In 1998, the Company retained a full-time contract employee to perform Year 2000 research and documentation at an annual fee of approximately $45,000 and the Company will retain the employee through 1999. The cost to retain the consultant to assess the drinking water and wastewater treatment facilities was approximately $50,000. The Company expects that final costs for replacement and upgrade of approximately 125 computers will be approximately $200,000. The Company's total Year 2000 project costs and estimates to complete the same do not include the estimated costs and time associated with the impact of third-party Year 2000 issues. The total cost of the Year 2000 project is estimated to be immaterial assuming third parties remediate their own Year 2000 issues. This assumption is based on management's best estimates, which were derived utilizing numerous assumptions of future events, and there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

                       MANUFACTURED HOME COMMUNITIES, INC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings are affected by changes in interest rates as a portion of the Company's outstanding indebtedness is at variable rates based on LIBOR. The Company's $175 million line of credit ($40.0 million outstanding at September 30, 1999) bears interest at LIBOR plus 1.125% and the Company's $100 million Term Loan bears interest at LIBOR plus 1.0%. The Company has the 1998 Swap which fixes LIBOR at 6.4% on $100 million of the Company's floating rate debt for the period 1998 through 2003. If LIBOR increased/decreased by 1.0% during the nine months ended September 30, 1999, interest expense would have increased/decreased by approximately $1.1 million for the nine months ended September 30, 1999 based on the average balance outstanding under the Company's line of credit for the nine months ended September 30, 1999. Information relating to quantitative and qualitative disclosure about market risk as it relates to the 1998 Swap is set forth in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Note 6 "Long Term Borrowings" in the Notes to Consolidated Financial Statements. Such information is incorporated herein.

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

     Subsequently, in June 1999 the DeAnza Santa Cruz Homeowners Association filed a complaint in the Superior Court of California, County of Santa Cruz (No. 135991) against the Company, MHC Acquisition One, L.L.C. and Starland Vistas, Inc. The new lawsuit seeks damages, including punitive damages, for alleged violations of California Civil Code Sections 798.31 and 798.41 arising from implementation of utility rates previously approved by the California Public Utilities Commission ("CPUC"). The Company and the other defendants have demurred to (filed a motion to dismiss) the complaint on the grounds that the Court lacks jurisdiction to hear the subject matter of the complaint given that the CPUC has exclusive jurisdiction over utility rates and charges at the property. The California Superior Court denied the motion to dismiss and the company has appealed the denial. Should the appeal on this issue not be successful, the Company intends to vigorously defend the matter which is expected to go to trial late in the first quarter of 2000.

The Company is involved in a variety of legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material adverse impact on the financial condition or results of operations of the Company.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)    Exhibits:

                      27       Financial Data Schedule

                  (b)    Reports on Form 8-K:
                            Form 8-K dated October 15, 1999, filed October 15, 1999, relating to item 5 - "Other Events".

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



                            MANUFACTURED HOME COMMUNITIES, INC.



                            BY: /s/ Thomas P. Heneghan
                                ---------------------------------------
                                Thomas P. Heneghan
                                Executive Vice President, Treasurer and
                                  Chief Financial Officer


                            BY: /s/ Mark Howell
                                ---------------------------------------
                                Mark Howell
                                Principal Accounting Officer


DATE:  November 10, 1999