Form 10-K
period 1999-12-31
MANUFACTURED HOME COMMUNITIES INC
filed 2000-03-15
CIK 895417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates was approximately $470.3 million as of March 1, 2000 based upon the closing price of $22.81 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

      At March 1, 2000, 22,415,658 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 9, 2000.

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


PART II.

       Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters..............................16
       Item 6.     Selected Financial Data and Operating Information......................................................16
       Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..................19
       Item 7A.    Quantitative and Qualitative Disclosure About Market Risk..............................................26
       Item 8.     Financial Statements and Supplementary Data............................................................26
       Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................26


PART III.

       Item 10.    Directors and Executive Officers of the Registrant.....................................................26
       Item 11.    Executive Compensation.................................................................................26
       Item 12.    Security Ownership of Certain Beneficial Owners and Management.........................................26
       Item 13.    Certain Relationships and Related Transactions.........................................................26


PART IV.

       Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................27

                                     PART I

ITEM 1.   BUSINESS

                                   THE COMPANY

GENERAL

     Manufactured Home Communities, Inc. (together with its consolidated subsidiaries, the "Company") is a fully integrated company which owns and operates manufactured home communities ("Communities"). Communities are residential developments designed and improved for the placement of detached, single-family manufactured homes which are produced off-site and installed within the community. The owner of each home leases the site on which it is located. Modern Communities are similar to typical residential subdivisions containing centralized entrances, paved streets, curbs and gutters and parkways. In addition, these communities often provide a clubhouse for social activities and recreation and other amenities, which may include swimming pools, shuffleboard courts, tennis courts, laundry facilities and cable television service. Utilities are provided or arranged for by the owner of the community. Some communities provide water and sewer service through public or private utilities, while others provide these services to residents from on-site facilities.

     Each Community is generally designed to attract and is marketed to one of two types of residents - 1) retirees and empty nesters or 2) families and first-time homeowners. The Company believes both types of Communities are attractive investments and focuses on owning Communities in or near large metropolitan markets and retirement destinations.

     The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that has owned and operated Communities since 1969. As of December 31, 1999, the Company owned or controlled a portfolio of 157 Communities and recreational vehicle ("RV") resorts (the "Properties") located throughout the United States containing 54,007 residential sites. The Properties are located in 26 states (with the number of Properties in each state shown parenthetically) -- Florida (48), California (25), Arizona
(19), Michigan (11), Colorado (10), Delaware (7), Nevada (5), Indiana (4), Oregon (3), Kansas (3), Missouri (3), Illinois (2), Iowa (2), New York (2), Utah
(2), Pennsylvania (1), Maryland (1), Minnesota (1), Montana (1), New Mexico (1), Ohio (1), Oklahoma (1), Texas (1), Virginia (1), West Virginia (1), and Washington (1). As of December 31, 1999, the Company also owned a commercial building located in California.

     The Company has approximately 850 full-time employees dedicated to carrying out the Company's operating philosophy and strategies of value enhancement and service to residents. The Company typically utilizes a one or two-person management team (who reside at the Properties) for the on-site management of each of the Properties. Typically, clerical and maintenance workers are employed to assist these individuals in the management and care of the Properties. Direct supervision of on-site management is the responsibility of the Company's regional vice presidents and regional managers. These individuals have significant experience in addressing the needs of residents and in finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 60 corporate employees who assist on-site management in all property functions.

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

     The operations of the Company are conducted through certain entities which are owned or controlled by the Company. MHC Operating Limited Partnership (the "Operating Partnership") is the entity through which the Company conducts substantially all of its operations. Sub-partnerships of the Operating Partnership were created to: (i) facilitate mortgage financing (the "Financing Partnerships"); (ii) facilitate the Company's ability to provide financing to the owners of Communities ("Lending Partnership"); (iii) own the management operations of the Company ("Management Partnerships"); and (iv) own the assets and operations of certain utility companies which service the Properties ("MHC Systems"). The financial results of the Operating Partnership and sub-partnerships (together, the "Subsidiaries") are consolidated in the Company's consolidated financial statements.

     In addition, since certain activities, if performed by the Company, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), the Company has invested in the non-voting preferred stock of various corporations which engage in such activities. Realty Systems, Inc. ("RSI") is engaged in the business of purchasing, selling, leasing and financing manufactured homes that are located or will be located in properties managed by the Company. RSI also provides brokerage services to residents at such properties. Typically residents move from a community but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the homes. RSI also leases homes to prospective residents with the expectation that the tenant eventually will purchase the home. LP Management Corp. leases from the Operating Partnership certain real property within or adjacent to certain of the Properties consisting of golf courses, pro shops, restaurants and recreational vehicle areas. The Company believes that the activities of RSI and LP Management Corp. (collectively, "Affiliates") benefit the Company by maintaining and enhancing occupancy at the Properties. The Company accounts for its investment in and advances to Affiliates using the equity method of accounting.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

     The Company seeks to maximize both current income and long-term growth in income. The Company focuses on Communities that have strong cash flow and expects to hold such properties for long-term investment and capital appreciation. In determining cash flow potential, the Company evaluates the Community's ability to attract and retain high quality residents that take pride in their community and in their home. These business objectives and their implementation are determined by the Company's Board of Directors and may be changed at any time. The Company's investment and operating approach includes:

     - Providing consistently high levels of services and amenities in attractive surroundings to foster a strong sense of community and pride of home ownership;

     - Aggressively managing the Properties to increase operating margins by maintaining competitive market rents, increasing occupancy and controlling expenses;

     - Increasing income and property values by continuing the strategic expansion and, where appropriate, renovation of the Properties;

     - Utilizing management information systems to evaluate potential acquisitions, identify and track competing properties and monitor tenant satisfaction; and

     - Selectively acquiring Communities that have potential for long-term cash flow growth and to create property concentrations in and around major metropolitan areas and retirement destinations to capitalize on operating synergies and incremental efficiencies.

     The Company is committed to enhancing its reputation as the most respected brand name in the manufactured home community business. Its strategy is to own and operate the highest quality communities in major metropolitan areas and retirement destinations across the United States. The focus is on creating an attractive residential environment for homeowners by providing a well-maintained, comfortable community with a variety of organized recreational and social activities and superior amenities. In addition, the Company regularly surveys rental rates of competing properties and conducts satisfaction surveys of residents to determine the factors residents consider most important in choosing a manufactured home community.

FUTURE ACQUISITIONS

     The Company acquired or gained a controlling interest in eighty-eight Properties during 1997 through 1999, more than doubling its portfolio. The Company believes that opportunities for property acquisitions are still available and in general consolidation within the industry will continue (see - Industry - The Manufactured Home Community Industry - Industry Consolidation). The company believes that transactions occurring in the private marketplace are at valuations significantly in excess of our current public market valuations. As a result, during 1999 the Company accelerated its' stock repurchase program. The Company's board of directors continues to review the conditions under which the Company will repurchase its' stock. These conditions include, but are not limited to, market price, balance sheet flexibility, other opportunities and capital requirements. (For more information on the Company's stock repurchase program see Note 4 to the accompanying financial statements.) Increasing acceptability of and demand for manufactured homes and continued constraints on development of new manufactured home communities continues to add to their attractiveness as an investment. The Company believes it has a competitive advantage in the acquisition of new communities due to its experienced management, significant presence in major real estate markets and substantial capital resources. The Company is actively seeking to acquire additional communities and currently is engaged in various stages of negotiations relating to the possible acquisition of a number of communities.

     The Company anticipates that newly acquired properties will be located in the United States. The Company utilizes market information systems to identify and evaluate acquisition opportunities, including a market database to review the primary economic indicators of the various locations in which the Company expects to expand its operations. Acquisitions will be financed from the most appropriate sources of capital, which may include undistributed funds from operations, issuance of additional equity securities, sales of investments, collateralized and uncollateralized borrowings and issuance of debt securities. In addition, the Company may cause the Operating Partnership to issue units of limited partnership interests ("OP Units") to finance acquisitions. The Company believes that an ownership structure which includes the Operating Partnership will permit the Company to acquire additional Communities in transactions that may defer all or a portion of the sellers' tax consequences.

     When evaluating potential acquisitions, the Company will consider such factors as: (i) the replacement cost of the property; (ii) the geographic area and type of property; (iii) the location, construction quality, condition and design of the property; (iv) the current and projected cash flow of the property and the ability to increase cash flow; (v) the potential for capital appreciation of the property; (vi) the terms of tenant leases, including the potential for rent increases; (vii) the potential for economic growth and the tax and regulatory environment of the community in which the property is located; (viii) the potential for expansion of the physical layout of the property and/or the number of sites; (ix) the occupancy and demand by residents for properties of a similar type in the vicinity and the residents profile; (x) the prospects for liquidity through sale, financing or refinancing of the property; and (xi) competition from existing Communities and the potential for the construction of new communities in the area. The Company expects to purchase Communities with physical and market characteristics similar to the Properties in its current portfolio.

PROPERTY EXPANSIONS

     Several of the Company's Properties have available land for expanding the number of sites available to be leased to residents. Development of these sites ("Expansion Sites") is predicated by local market conditions and permitted by zoning and other applicable laws. When justified, development of Expansion Sites allows the Company to leverage existing facilities and amenities to increase the income generated from the Properties. Where appropriate, facilities and amenities may be upgraded or added to certain Properties in order to make those Properties more attractive in their markets. The Company's acquisition philosophy has included the desire to own Properties with potential Expansion Site development and has been successful in acquiring a number of such properties. Several examples of these properties include the 1994 acquisition of Bulow Village with potential development of approximately 750 Expansion Sites, the 1997 acquisition of Golf Vista Estates with potential development of approximately 180 Expansion Sites and the recent acquisition in 1999 of Coquina Crossing with potential development of approximately 480 Expansion Sites.

     Of the 157 Properties, ten may be expanded consistent with existing zoning regulations. In 2000, the Company expects to develop an additional 100 Expansion Sites within four of these Properties. As of December 31, 1999, the Company had approximately 950 Expansion Sites available for occupancy in twenty-one of the Properties. The Company filled 260 of the Expansion Sites in 1999 and expects to fill an additional 200 to 300 sites in 2000.

LEASES

     The typical lease entered into between the tenant and one of the Company's Properties for the rental of a site requires a security deposit and is a month-to-month or year-to-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on state law, for non-payment of rent, violation of community rules and regulations or other specified defaults. Non-cancelable long-term leases, with remaining terms ranging up to ten years, are in effect at certain sites within eight of the Properties. These leases are subject to rental rate increases based on the Consumer Price Index ("CPI"), in some instances taking into consideration certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments are made on an annual basis.

REGULATIONS AND INSURANCE

     General. Communities are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. The Company believes that each Property has the necessary permits and approvals to operate.

     Rent Control Legislation. State and local rent control laws, principally in California and Florida, limit the Company's ability to increase rents and to recover increases in operating expenses and the costs of capital improvements at certain Properties. Enactment of such laws has been considered from time to time in other jurisdictions. The Company presently expects to continue to maintain manufactured home communities, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida has enacted a law that generally provides that rental increases must be reasonable. Also, certain jurisdictions in California in which the Company owns Properties limit rent increases to changes in the CPI or some percentage thereof.

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

                                    INDUSTRY

THE MANUFACTURED HOME COMMUNITY INDUSTRY

     The Company believes that modern manufactured home communities, such as the Properties, provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following industry specific reasons:

     - Barriers to Entry: The Company believes that the supply of new Communities will be constrained due to barriers to entry into the industry. The most significant barrier has been the difficulty in securing zoning from local authorities. This has been the result of
          (i) the public's historically poor perception of the industry, and
          (ii) the fact that Communities generate less tax revenue because the homes are treated as personal property (a benefit to the home owner) rather than real property. Another factor that creates substantial barriers to entry is the length of time between investment in the Community's development and the attainment of stabilized occupancy and the generation of revenues. The initial development of the infrastructure may take up to two or three years. Once the Community is ready for occupancy, it may be difficult to attract residents to an empty Community. Substantial occupancy levels may take a number of years to achieve.

     - Industry Consolidation: According to an industry analyst's manufactured home Community industry report, there are approximately 50,000 Communities in the United States and approximately 6.5% or 3,250 of the Communities have more than 200 sites and would be considered "investment-grade" Properties. The five public REITs that own Communities own approximately 532 or about 16% of the "investment-grade" Communities. In addition, based on a report prepared by one analyst, the top 150 owners of Communities own approximately 25% of the "investment-grade" assets. The Company believes that this relatively high degree of fragmentation in the industry provides the Company, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional Communities.

     - Stable Tenant Base: The Company believes that Communities tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) residents own their own homes, (ii) Communities tend to foster a sense of Community as a result of amenities such as club houses, recreational and social activities and (iii) since moving a manufactured home from one Community to another involves substantial cost and effort, residents often sell their home in-place (similar to site-built residential housing) with no interruption of rental payments.

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

     The Company believes that the growing popularity of manufactured housing is primarily the result of the following factors:

- Importance of Home Ownership. According to the Fannie Mae ("FNMA") 1999 National Housing Survey renters' desire to own a home is stronger now than at any time in the 1990's. Security and permanence are thought to be non-financial reasons to own a home. The commitment to home ownership is tempered by an awareness of the high cost of owning a home. The affordability of manufactured housing allows many individuals to achieve this goal without jeopardizing their financial security.

- Affordability. For a significant number of persons, manufactured housing represents the only means of achieving home ownership. In addition, the total cost of housing in a manufactured home community (home cost, site rent and related occupancy costs) is competitive with and often lower than the total cost of alternative housing, such as apartments and condominiums and generally substantially lower than stick built residential alternatives.

- Lifestyle Choice. As the average age of the United States population has increased, manufactured housing has become an increasingly popular housing alternative for retirement and "empty-nest" living. According to FNMA, the surviving baby-boom generation - the 80 million people born between 1945 and 1964 - will constitute 18% of the U.S. population within the next 30 years and more than 32 million will reach age 55 within the next ten years. Among those people who are nearing retirement (age 40 to 54), approximately 33% plan on moving upon retirement. The Company believes that manufactured housing is especially attractive to such individuals when located within a Community that offers an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment.

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

- Comparability to Site-Built Homes. The manufactured housing industry has experienced a recent trend towards multi-section homes. Many modern manufactured homes are longer (up to 80 feet compared to 50 feet in the 1960s) and wider than earlier models. Many homes have vaulted ceilings, fireplaces and as many as four bedrooms and closely resemble single family ranch style site-built homes.

ITEM 2.   PROPERTIES

     The Company believes that the Properties provide attractive amenities and common facilities that create a comfortable and attractive Community for the residents, with most offering a clubhouse, a swimming pool, laundry facilities and cable television service. Many also offer additional amenities such as sauna/whirlpool spas, golf courses, tennis, shuffleboard and basketball courts and exercise rooms. Since residents own their homes, it is their responsibility to maintain their homes and the surrounding area. It is management's role to insure that residents comply with Community policies and to provide maintenance of the common areas, facilities and amenities. The Company holds periodic meetings of its property management personnel for training and implementation of the Company's strategies. The Properties historically have had and the Company believes they will continue to have low turnover and high occupancy rates.

     The distribution of the Properties throughout the United States reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of properties outside such markets. The Company's five largest markets of Properties owned are Florida (48 Properties), California (25 Properties), Arizona (19 Properties), Michigan (11 Properties) and Colorado (10 Properties). These markets accounted for 35%, 17%, 9%, 4%, and 9%, respectively, of the Company's total revenues for the year ended December 31, 1999. The Company also has Properties located in the following markets: Northeast, Northwest, Midwest, and Nevada/Utah/New Mexico. The Company's largest Property, Bay Indies, located in Venice, Florida accounted for 3% of the Company's total revenues for the year ended December 31, 1999.

     The following tables set forth certain information relating to the Properties owned by the Company as of December 31, 1999, categorized by the Company's major markets. "Core Portfolio" represents an analysis of Properties owned as of the beginning of both years under comparison. The table excludes the following RV resort Properties (5,202 sites) at which rents and occupancy vary based on seasonality: Sherwood Forest RV (Kissimmee, Florida); Southern Palms (Eustis, Florida); Mesa Regal (Mesa, Arizona) and Fun & Sun (San Benito, Texas). The table excludes five Properties (1,521 sites) in which the Company has a non-controlling joint venture interest and accounts for using the equity method of accounting.

                                                              NUMBER                                      MONTHLY        MONTHLY
                                                             OF SITES      OCCUPANCY      OCCUPANCY      BASE RENT      BASE RENT
                                   LOCATION                   AS OF          AS OF          AS OF          AS OF          AS OF
        PROPERTY                  CITY, STATE                12/31/99       12/31/99      12/31/98       12/31/99        12/31/98
------------------------  ---------------------------      ------------    ----------    -----------   -------------  --------------

                                                               FLORIDA
    NORTHERN, CENTRAL & EASTERN:
 Arrowhead                  Lantana             FL    (b)          602           96%            94%           $ 388           $ 384
 Brittany Estates           Tallahassee         FL                 299           98%            99%           $ 233           $ 179
 Colonies of Margate        Margate             FL    (b)          819           96%            96%           $ 410           $ 407
 Country Side North         Vero Beach          FL                 646           93%            93%           $ 283           $ 275
 Heritage Village           Vero Beach          FL    (b)          436           98%            98%           $ 291           $ 282
 Holiday Village            Vero Beach          FL                 128           82%            83%           $ 267           $ 250
 Lakewood Village           Melbourne           FL    (b)          349           95%            96%           $ 331           $ 318
 Mid-Florida Lakes          Leesburg            FL    (b)        1,195           95% (c)        95% (c)       $ 304           $ 297
 Oak Bend                   Ocala               FL    (b)          262           82% (c)        82% (c)       $ 228           $ 220
 Spanish Oaks               Ocala               FL    (b)          459           96%            96%           $ 282           $ 277
 The Meadows, FL            Palm Beach Gardens  FL                 380           79%            (a)           $ 318             (a)
 Bulow Village              Flagler Beach       FL    (b)          276           90% (c)        82% (c)       $ 238           $ 200
 Carriage Cove              Daytona Beach       FL                 418           97%            97%           $ 357           $ 349
 Coquina                    St Augustine        FL                 270           75%            (a)           $ 276             (a)
 Fernwood                   Deland              FL                  92           97%            98%           $ 213           $ 200
 Indian Oaks                Rockledge           FL                 211           91% (c)        83% (c)       $ 236           $ 229
 Landings                   Port Orange         FL                 433           89%            88%           $ 288           $ 275
 Pickwick                   Port Orange         FL                 432           95%            95%           $ 287           $ 283
 Sherwood Forest            Kissimmee           FL                 769           89%            85%           $ 305           $ 295

    TAMPA/NAPLES:
 Bay Indies                 Venice              FL    (b)        1,309          100%           100%           $ 304           $ 300
 Bay Lake Estates           Nokomis             FL    (b)          228          100%            99%           $ 348           $ 333
 Boulevard Estates          Clearwater          FL                 287           90%            92%           $ 280           $ 277
 Buccaneer                  N. Ft. Myers        FL    (b)          971           99%            99%           $ 304           $ 293
 Chalet Village             Tampa               FL                  61           90%            93%           $ 291           $ 286
 Country Meadows            Plant City          FL                 736           99%            99%           $ 268           $ 261
 Country Place              New PortRichey      FL    (b)          515           83% (c)        80% (c)       $ 221           $ 208
 Down Yonder                Largo               FL                 363           99%            99%           $ 338           $ 326
 East Bay Oaks              Largo               FL    (b)          328           99%            98%           $ 342           $ 331
 Eldorado Village           Largo               FL    (b)          227           96%            96%           $ 344           $ 335
 Friendly Village of Kapok  Clearwater          FL                 236           86%            85%           $ 292           $ 265
 Hillcrest                  Clearwater          FL                 279           83%            82%           $ 319           $ 311
 Holiday Ranch              Largo               FL                 150           94%            91%           $ 312           $ 311
 Lake Fairways              N. Ft. Myers        FL    (b)          896          100%           100%           $ 339           $ 332
 Lake Haven                 Dunedin             FL    (b)          379           96%            95%           $ 364           $ 357
 Naples Estates             Naples              FL                 484          100%           100%           $ 320           $ 320
 Pine Lakes                 N. Ft. Myers        FL    (b)          584          100%           100%           $ 409           $ 401
 Satellite                  Clearwater          FL                  88           93%            95%           $ 244           $ 229
 Sunset Oaks                Plant City          FL                 167           56% (c)        49% (c)       $ 213           $ 183
 The Heritage               N. Ft. Myers        FL    (b)          455           77% (c)        74% (c)       $ 281           $ 266
 Windmill Manor             Bradenton           FL                 292           96%            97%           $ 350           $ 332
 Windmill Village - Ft.     N. Ft. Myers        FL    (b)          491           98%            99%           $ 291           $ 283
 Myers
 Windmill Village           Sarasota            FL    (b)          471          100%            99%           $ 311           $ 299
 North
 Windmill Village           Sarasota            FL    (b)          306          100%           100%           $ 310           $ 301
 South                                                     ------------    ----------    -----------   -------------  --------------
    TOTAL FLORIDA MARKET                                        18,779           94%            94%           $ 310           $ 303
                                                           ------------    ----------    -----------   -------------  --------------

    FLORIDA MARKET - CORE PORTFOLIO                             11,558           96%            95%           $ 322           $ 313
                                                           ------------    ----------    -----------   -------------  --------------

                                                              NUMBER                                     MONTHLY         MONTHLY
                                                             OF SITES      OCCUPANCY     OCCUPANCY      BASE RENT       BASE RENT
                                LOCATION                      AS OF          AS OF          AS OF         AS OF           AS OF
       PROPERTY                CITY, STATE                   12/31/99       12/31/99      12/31/98      12/31/99        12/31/98
------------------------  ---------------------------      ------------    ----------    ----------   ------------    ------------
                                                              CALIFORNIA
    NORTHERN CALIFORNIA
 California Hawaiian       San Jose             CA    (b)         413            99%             99%        $ 580           $ 566
 Colony Park               Ceres                CA                186            72%             73%        $ 323           $ 316
 Concord Cascade           Pacheco              CA    (b)         283           100%            100%        $ 493           $ 477
 Contempo Marin            San Rafael           CA    (b)         396            99%             99%        $ 614           $ 596
 Coralwood                 Modesto              CA    (b)         194            92%             92%        $ 391           $ 380
 Four Seasons              Fresno               CA    (b)         242            69%             71%        $ 241           $ 229
 Laguna Lake               San Luis Obispo      CA                290           100%            100%        $ 293           $ 286
 Monte del Lago            Castroville          CA    (b)         314           100%             96%(c)     $ 457           $ 439
 Quail Meadows             Riverbank            CA                146            92%             94%        $ 333           $ 321
 Royal Oaks                Visalia              CA    (b)         149            81%             81%        $ 250           $ 250
 Santa Cruz                Santa Cruz           CA    (b)         198           100%            100%        $ 490           $ 475
 Sea Oaks                  Los Osos             CA    (b)         125           100%            100%        $ 336           $ 328
 Sunshadow                 San Jose             CA    (b)         121           100%            100%        $ 562           $ 537
 Westwinds (4 Properties)  San Jose             CA    (b)         724            99%             99%        $ 570           $ 533

    SOUTHERN CALIFORNIA:
 Date Palm Country Club    Cathedral City       CA    (b)          538           91%             90%        $ 593           $ 589
 Lamplighter               Spring Valley        CA    (b)          270          100%             97%        $ 509           $ 479
 Meadowbrook               Santee               CA                 332           99%             93%        $ 559           $ 556
 Rancho Mesa               El Cajon             CA                 158           95%             92%        $ 500           $ 486
 Rancho Valley             El Cajon             CA    (b)          140           99%             99%        $ 493           $ 468
 Santiago Estates          Sylmar               CA                 303           93%             93%        $ 566           $ 546
 Royal Holiday             Hemet                CA                 180           75%             (a)        $ 252             (a)
                                                                 -----          ---             ---         -----           -----
    TOTAL CALIFORNIA MARKET                                      5,702           94%             94%        $ 492           $ 482
                                                                 -----          ---             ---         -----           -----
    CALIFORNIA MARKET - CORE PORTFOLIO                           4,107           96%             95%        $ 514           $ 482
                                                                 -----          ---             ---         -----           -----


                                                               ARIZONA

 Apollo Village            Phoenix              AZ    (b)          237           92% (c)         93%(c)      $ 338          $ 333
 Brentwood Manor           Mesa                 AZ    (b)          274           96%             96%         $ 417          $ 409
 Carefree Manor            Phoenix              AZ                 127           98%             99%         $ 280          $ 256
 Casa del Sol #1           Peoria               AZ    (b)          246           94%             96%         $ 392          $ 374
 Casa del Sol #2           Glendale             AZ    (b)          239           98%             98%         $ 423          $ 409
 Casa del Sol #3           Glendale             AZ                 238           97%             96%         $ 403          $ 384
 Central Park              Phoenix              AZ    (b)          293           96%             94%         $ 356          $ 342
 Desert Skies              Phoenix              AZ                 164           97%             96%         $ 277          $ 261
 Fairview Manor            Tucson               AZ                 235           95%             95%         $ 290          $ 283
 Hacienda De Valencia      Mesa                 AZ    (b)          365           93%             95%         $ 343          $ 332
 Mon Dak                   Mesa                 AZ                 162           90%             88%         $ 269          $ 254
 Palm Shadows              Glendale             AZ    (b)          294           95%             97%         $ 326          $ 313
 Sedona Shadows            Sedona               AZ    (b)          200           88%             87%         $ 295          $ 277
 Sunrise Heights           Phoenix              AZ    (b)          199           98%             96%         $ 328          $ 307
 The Mark                  Mesa                 AZ    (b)          410           97%             99%         $ 338          $ 317
 The Meadows               Tempe                AZ    (b)          391           97%             96%         $ 399          $ 383
 Whispering Palms          Phoenix              AZ                 116          100%             97%         $ 250          $ 239
                                                                 -----          ---             ---          -----          -----
    TOTAL ARIZONA MARKET                                         4,190           95%             94%         $ 347          $ 336
                                                                 -----          ---
    ARIZONA MARKET - CORE PORTFOLIO                              3,148           95%             95%         $ 362          $ 347
                                                                 -----          ---             ---          -----          -----




                                                              NUMBER                                      MONTHLY         MONTHLY
                                                             OF SITES      OCCUPANCY      OCCUPANCY      BASE RENT       BASE RENT
                                LOCATION                      AS OF          AS OF          AS OF          AS OF           AS OF
       PROPERTY                CITY, STATE                   12/31/99       12/31/99      12/31/98       12/31/99         12/31/98
------------------------  ---------------------------      ------------    ----------    -----------   -------------   -------------
                                                               MICHIGAN

 Americana Estate          Kalamazoo            MI                 162        94%           100%         $ 248                $ 248
 Appletree                 Walker               MI                 238        97%            94%         $ 263                $ 263
 Brighton Village          Brighton             MI                 195        97%            95%         $ 365                $ 306
 College Heights           Auburn Hills         MI                 162        93%            90%         $ 320                $ 316
 Creekside                 Wyoming              MI                 165        99%            98%         $ 344                $ 333
 Groveland Manor           Holly                MI                 186        93%            94%         $ 324                $ 297
 Hillcrest Acres           Kalamazoo            MI                 150        98%           100%         $ 272                $ 253
 Metro                     Romulus              MI                 227        98%            96%         $ 311                $ 263
 Riverview Estates         Bay City             MI                 198        77%            80%         $ 224                $ 210
 South Lyon Woods          South Lyon           MI                 211        98%           100%         $ 411                $ 370
 Willow Run                Ypsilianti           MI                 185        89%            89%         $ 291                $ 261
                                                                 -----       ---            ---          -----                -----
    TOTAL MICHIGAN MARKET                                        2,079        94%            94%         $ 309                $ 290
                                                                 -----       ---            ---          -----                -----

                                                              COLORADO

 Bear Creek                Sheridan             CO                 126       100%            98%         $ 365                $ 355
 Cimarron                  Broomfield           CO    (b)          327        99%            99%         $ 368                $ 348
 Golden Terrace            Golden               CO    (b)          265        98%            96%         $ 414                $ 396
 Golden Terrace South      Golden               CO    (b)           80        96%           100%         $ 377                $ 363
 Golden Terrace West       Golden               CO    (b)          317        96%            98%         $ 408                $ 383
 Hillcrest Village         Aurora               CO    (b)          603        96%            95%         $ 401                $ 380
 Holiday Hills             Denver               CO    (b)          735        95%            95%         $ 390                $ 374
 Holiday Village CO        Co. Springs          CO    (b)          240        99%            98%         $ 384                $ 368
 Pueblo Grande             Pueblo               CO    (b)          252        94%            96%         $ 252                $ 248
 Woodland Hills            Denver               CO    (b)          434        98%            99%         $ 374                $ 353
                                                                ------       ---            ---          -----                -----
    TOTAL COLORADO MARKET                                        3,379        97%            97%         $ 379                $ 361
                                                                ------       ---            ---          -----                -----
    COLORADO MARKET - CORE PORTFOLIO                             3,253        97%            97%         $ 380                $ 362
                                                                ------       ---            ---          -----                -----


                                                             NORTHEAST

 Aspen                     Rehoboth             DE                 199        98%            96%         $ 226                $ 225
 Camelot Meadows           Rehoboth             DE                 302       100%            99%         $ 239                $ 223
 Mariners Cove             Millsboro            DE    (b)          375        86% (c)        85% (c)     $ 336                $ 311
 McNicol                   Rehoboth             DE                  93       100%            99%         $ 240                $ 239
 Sweetbriar                Rehoboth             DE                 142        99%            98%         $ 191                $ 187
 Waterford Estates         Wilmington           DE    (b)          731        94% (c)        93% (c)     $ 360                $ 345
 Whispering Pines          Lewes                DE    (b)          392        94%            93%         $ 253                $ 249
 Pheasant Ridge            Mt. Airy             MD    (b)          101        99%            99%         $ 410                $ 390
 Brook Gardens             Lackawanna           NY                 426        98%            98%         $ 399                $ 391
 Greenwood                 Manorville           NY                 474        92% (c)        89% (c)     $ 362                $ 353
 Green Acres               Breinigsville        PA    (b)          595        99% (c)        98% (c)     $ 386                $ 369
 Meadows of Chantilly      Chantilly            VA    (b)          500        83%            81%         $ 484                $ 470
 Independence Hill         Morgantown           WV    (b)          203        87%            87%         $ 192                $ 192
                                                                 -----       ---            ---          -----                -----
    TOTAL NORTHEAST MARKET                                       4,533        93%            92%         $ 341                $ 328
                                                                 -----       ---            ---          -----                -----
    NORTHEAST MARKET - CORE PORTFOLIO                            2,897        92%            91%         $ 358                $ 343
                                                                 -----       ---            ---          -----                -----


                                                              NUMBER                                      MONTHLY         MONTHLY
                                                             OF SITES      OCCUPANCY      OCCUPANCY      BASE RENT       BASE RENT
                                LOCATION                      AS OF          AS OF          AS OF          AS OF           AS OF
       PROPERTY                CITY, STATE                   12/31/99       12/31/99      12/31/98       12/31/99        12/31/98
------------------------  ---------------------------      ------------    ----------    -----------   -------------    -----------

                                                              MIDWEST

 Five Seasons              Cedar Rapids         IA               390         82%(c)         81%(c)        $ 239         $ 238
 Holiday Village, IA       Sioux City           IA    (b)        519         92%            92%           $ 228         $ 217
 Golf Vistas               Monee                IL    (b)        319         77%(c)         71%(c)        $ 317         $ 301
 Willow Lake Estates       Elgin                IL    (b)        622         96%            98%           $ 546         $ 542
 Burns Harbor Estates      Chesterton           IN    (b)        228         93%(c)         96%(c)        $ 282         $ 275
 Candlelight Village       Columbus             IN    (b)        585         99%            99%           $ 195         $ 188
 Oak Tree Village          Portage              IN    (b)        380         94%            96%           $ 267         $ 255
 Windsong                  Indianapolis         IN               268         97%            94%           $ 258         $ 252
 Bonner Springs            Bonner Springs       KS    (b)        211         93%            92%           $ 203         $ 180
 Carriage Park             Kansas City          KS    (b)        143         74%(d)         73%(d)        $ 208         $ 173
 Quivira Hills             Kansas City          KS    (b)        142         82%            82%           $ 222         $ 220
 Camelot Acres             Burnsville           MN    (b)        319         99%            99%           $ 363         $ 340
 Briarwood                 Brookline            MO    (b)        166         92%            96%           $ 176         $ 176
 Dellwood Estates          Warrensburg          MO    (b)        136         86%            85%           $ 157         $ 156
 North Star                Kansas City          MO    (b)        219         96%            95%           $ 243         $ 221
 Royal Village             Toledo               OH               233         92%            92%           $ 265         $ 242
 Rockwood                  Tulsa                OK    (b)        265         98%           100%           $ 218         $ 205
                                                               -----      -----            ---            -----         -----
    TOTAL MIDWEST MARKET                                       5,145         92%            92%           $ 282         $ 271
                                                               -----      -----            ---            -----         -----
    MIDWEST MARKET - CORE PORTFOLIO                            4,254         93%            93%           $ 288         $ 276
                                                               -----      -----            ---            -----         -----

                                                      NEVADA, UTAH, NEW MEXICO

 Del Rey                   Albuquerque          NM    (b)        407         84%            85%           $ 350         $ 350
 Bonanza                   Las Vegas            NV    (b)        353         92%            92%           $ 439         $ 439
 Boulder Cascade           Las Vegas            NV               299         93%            95%           $ 431         $ 428
 Cabana                    Las Vegas            NV    (b)        263        100%            99%           $ 393         $ 391
 Flamingo West             Las Vegas            NV    (b)        205        100%           100%           $ 405         $ 380
 Villa Borega              Las Vegas            NV    (b)        293         98%            98%           $ 444         $ 417
 All Seasons               Salt Lake City       UT    (b)        129         91%            98%           $ 288         $ 271
 Westwood Village          Farr West            UT    (b)        300         99%           100%           $ 216         $ 207
                                                              ------      -----            ---            -----         -----
    TOTAL NEVADA, UTAH, NEW MEXICO MARKET                      2,249         94%            95%           $ 374         $ 374
                                                              ------      -----            ---            -----         -----
    NEVADA, UTAH, NEW MEXICO MARKET - CORE PORTFOLIO           1,950         94%            95%           $ 366         $ 363
                                                              ------      -----          -----            -----         -----

                                                             NORTHWEST

 Casa Village              Billings             MT    (b)        493         97%(c)         96%(c)        $ 262         $ 250
 Falcon Wood Village       Eugene               OR    (b)        183         99%            99%           $ 330         $ 308
 Quail Hollow              Fairview             OR    (b)        138         99%           100%           $ 409         $ 394
 Shadowbrook               Clackamas            OR    (b)        156        100%            99%           $ 417         $ 394
 Kloshe Illahee            Federal Way          WA    (b)        258        100%            99%           $ 432         $ 420
                                                              ------      -----          ------           -----         -----
    TOTAL NORTHWEST MARKET                                     1,228         99%            98%           $ 345         $ 329
                                                              ------      -----          ------           -----         -----
    NORTHWEST MARKET - CORE PORTFOLIO                          1,228         99%            98%           $ 345         $ 329
                                                              ------      -----          -----            -----         -----
GRAND TOTAL ALL MARKETS                                       47,284       94.2%          94.0%           $ 344         $ 334
                                                              ======      =====          =====            =====         =====
GRAND TOTAL ALL MARKETS - CORE PORTFOLIO                      32,395       95.0%(e)       94.7%(e)        $ 358         $ 346
                                                              ======      =====          =====            =====         =====


(a)  The Company acquired this Property in 1999.
(b)  Represents a Property which is part of the Core Portfolio.
(c)  The process of filling expansion sites at these properties is ongoing.
(d) Carriage Park suffered damage to approximately 85 homes in 1993 due to flooding; the process of re-leasing these sites is ongoing.
(e) Changes in total portfolio occupancy include the impact of acquisitions and expansion programs and are therefore not comparable.
See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.   LEGAL PROCEEDINGS

DEANZA SANTA CRUZ MOBILE ESTATES

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

     Under California Civil Code Section 798.41, DeAnza was required to reduce rent by an amount equal to the average cost of usage over the preceding 12 months. This was done. With respect to water, not looking to submit to jurisdiction of the California Public Utility Commission ("CPUC"), DeAnza relied on California Public Utilities Code Section 2705.5 ("CPUC Section 2705.5") to determine what rates would be charged for water on an ongoing basis without becoming a public utility. This statute provides that in a submetered mobilehome park, the property owner is not subject to regulation and control of the CPUC so long as the users are charged what they would be charged by the utility company if users received their water directly from the utility company. In Santa Cruz, customers receiving their water directly from the city's water utility were charged a certain lifeline rate for the first 400 ccfs of water and a greater rate for usage over 400 ccfs of water, a readiness to serve charge of $7.80 per month and tax on the total. In reliance on CPUC Section 2705.5, DeAnza implemented its billings on this schedule notwithstanding that it did not receive the discount for the first 400 ccfs of water because it was a commercial and not a residential customer.

     A dispute with the residents ensued over the readiness to serve charge and tax thereon. The residents argued that California Civil Code Section 798.41 required that the park owner could only pass through its actual costs of water (and that the excess charges over the amount of the rent rollback were an improper rent increase) and that CPUC Section 2705.5 was not applicable. DeAnza unbundled the utility charges from rent consistent with California Civil Code
Section 798.41 and it has generally been undisputed that the rent rollback was accurately calculated.

     In August 1994, when the Company acquired the Property, the Company reviewed the respective legal positions of the Santa Cruz Homeowners Association ("HOA") and DeAnza and concurred with DeAnza. Their reliance on CPUC Section 2705.5 made both legal and practical sense in that residents paid only what they would pay if they lived in a residential neighborhood within the city of Santa Cruz and permitted DeAnza to recoup part of the expenses of operating a submetered system through the readiness to serve charge.

     Over a period of 18 months from 1993 into May of 1995, a series of complaints were filed by the HOA and Herbert Rossman, a resident, against DeAnza, and later, the Company. DeAnza and the Company demurred to each of these complaints on the grounds that the CPUC had exclusive jurisdiction over the setting of water rates and that residents under rent control had to first exhaust their administrative remedies before proceeding in a civil action. At one point, the case was dismissed (with leave to amend) on the basis that jurisdiction was with the CPUC and, at another point, Mr. Rossman was dismissed from the case because he had not exhausted his administrative remedies.

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

     On March 12, 1997, the Company also filed an application with the CPUC to dedicate the water system at this Property to public use and have the CPUC set cost based rates for water usage. The Company believed it was obligated to take this action because of its consistent reliance on CPUC Section 2705.5 as a safe harbor from CPUC jurisdiction. That is, when the Company could no longer charge for water as the local serving utility would charge, it was no longer exempt from the CPUC's jurisdiction and control under CPUC Section 2705.5.

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

     Following this decision, the CPUC granted the Company its certificate of convenience and necessity on December 17, 1998 and approved cost based rates and charges for water that exceed what residents were paying under the Company's reliance on CPUC Section 2705.5. Concurrently, the CPUC also issued an Order Instituting Investigation ("OII") confirming its exclusive jurisdiction over the issue of water rates in a submetered system and commencing an investigation into the confusion and turmoil over billings in submetered properties. Specifically, the OII states: "The Commission has exclusive and primary jurisdiction over the establishment of rates for water and sewer services provided by private entities."

     Specifically, the CPUC ruling regarding the Company's application stated:
"The ultimate question of what fees and charges may or may not be assessed, beyond external supplier pass-through charges, for in-park facilities when a mobile home park does not adhere to the provisions of CPUC Section 2705.5, must be decided by the Commission."

     After the court of appeals decision, the HOA brought all of its members back into the underlying civil action for the purpose of determining damages, including punitive damages, against the Company. The trial was continued from July 1998 to January 1999 to give the CPUC time to act on the Company's application. Notwithstanding the action taken by the CPUC in issuing the OII in December 1998, the trial court denied the Company's motion to dismiss on jurisdictional grounds and trial commenced before a jury on January 11, 1999.

     Not only did the trial court not consider the Company's motion to dismiss, the trial court refused to allow evidence of the OII or the Company's CPUC approval to go before the jury. Notwithstanding the Company's strenuous objections, the judge also allowed evidence of the Company's and DeAnza's litigation tactics to be used as evidence of bad faith and oppressive actions (including evidence of the application to the CPUC requesting a $22.00 readiness to serve charge). The Company's motion for a mistrial based upon these evidentiary rulings was denied. On January 22, 1999, the jury returned a verdict awarding $6.0 million of punitive damages against the Company and DeAnza. The Company had previously agreed to indemnify DeAnza on the matter.

     The Company has bonded the judgment pending appeal in accordance with California procedural rules, which require a bond equal to 150% of the amount of the judgment. Post-judgment interest will accrue at the statutory rate of 10.0% per annum.

     On April 19, 1999, the trial court denied all of the Company's and DeAnza's post-trial motions for judgement notwithstanding the verdict, new trial and remittitur. The trial court also awarded $700,000 of attorneys' fees to plaintiffs. The Company has appealed the jury verdict and attorneys' fees award and the Company has filed its opening brief in the jury verdict case. The Company also has filed two related appeals challenging the result of related litigation and a resulting attorneys' fee award. The two related appeals are based on a preemption argument. The Company asserts the superior courts' ability to enter an attorneys' fee award in an earlier case and take certain other actions which were preempted by the exercise of exclusive jurisdiction by the CPUC over the issue of how to set rates for water in a submetered mobilehome park. The Company is awaiting notice from the court of appeal setting oral argument in these two appeals. The jury verdict appeal also raises the jurisdictional argument as well as several other arguments for reversal of the punitive damage award or for a new trial. One of the arguments raised by the Company in the jury verdict appeal is that punitive damages are not available in a case brought under Section 798.41 of the California Mobilehome Residency Law ("MRL") since the MRL contains its own penalty provisions. The court of appeal granted the Company's request for judicial notice of the legislative history of the applicable MRL sections, which indicates to the Company that the court of appeal is receptive to this argument. Although no assurances can be given, the Company believes the appeals will be successful.

     Subsequently, in June 1999 the DeAnza Santa Cruz Homeowners Association filed a complaint in the Superior Court of California, County of Santa Cruz (No. 135991) against the Company, MHC Acquisition One, L.L.C. and Starland Vistas, Inc. The new lawsuit seeks damages, including punitive damages, for alleged violations of California Civil Code Sections 798.31 and 798.41 arising from implementation of utility rates previously approved by the CPUC. The Company demurred to (filed a motion to dismiss) the complaint on the grounds that the Court lacks jurisdiction to hear the subject matter of the complaint given that the CPUC has exclusive jurisdiction over utility rates and charges at the Property. The California Superior Court denied the motion to dismiss and the court of appeal denied the Company's request to review the denial of the demurrer. The California Superior Court has also denied the Company's motion for summary judgement. The Company intends to vigorously defend the matter, including by filing a motion for summary judgement. The matter is expected to go to trial in March 2000.

UNITED STATES ENVIRONMENTAL PROTECTION AGENCY

     On September 29, 1995, the United States Environmental Protection Agency ("USEPA") issued its Findings of Violations and Order for Compliance with respect to the National Pollution Discharge Elimination System ("NPDES") Permit governing the operation of the onsite waste water treatment plant at one of the Properties. On October 6, 1995, the USEPA issued its Findings of Violation and Order for Compliance with respect to NPDES Permit governing the operation of the onsite wastewater treatment plant at another of the Properties. The Company and the USEPA have reached a tentative agreement to resolve the matter in which the operation of the remaining waste water treatment plant would be subject to a consent decree that would provide for fines and penalties in the event of future violations and the Company would contribute monies to a supplemental environmental project and pay a fine. The tentative agreement has not yet been reduced to writing and therefore remains subject to change. The Company does not believe the impact of the settlement will be material and the Company believes it has established adequate reserves for any amounts that may be paid.

ELLENBURG COMMUNITIES

     In connection with the acquisition of the Ellenburg Communities (as hereinafter defined) and pursuant to orders of the California Superior Court ("Court"), approximately $30 million of the amounts paid by the Company have been deposited with the court appointed winding up agents (the "Winding Up Agents"). The deposited amounts relate to claims (the "Karno Claims") of Norton
S. Karno (and related entities) who at various times has been a creditor, advisor, lawyer and shareholder of certain of the entities related to the Ellenburg Communities. The Winding Up Agents have disputed the claims and have filed a complaint against Mr. Karno (and related entities) requesting that the court determine that the claims be reduced or eliminated.

     On October 30, 1998, the Company received notice of a lawsuit filed against the Company and certain executive officers of the Company in the Los Angeles County Superior Court alleging, among other causes of action, that the Company breached certain agreements in connection with the Ellenburg acquisition and claiming damages in excess of $50 million plus punitive damages. The Company believes most of the claim relates to the disputed Karno Claims discussed above. The Company believes the claims are without merit, intends to vigorously defend the defendants in this matter and does not believe the impact of this matter will be material.

     In connection with the acquisition of the Ellenburg Communities, Mr. Karno and others have appealed various court orders on which the Company has relied. Mr. Karno has also sought before both the California Superior Court and Court of Appeals to take control of ECC (as hereinafter defined), but to date none of his attempts have been successful.

     On September 8, 1999, Ellenburg Fund 20 ("Fund 20") filed a cross complaint in the dissolution proceeding against the Company and certain of its affiliates alleging causes of action for fraud and other claims in connection with the Ellenburg acquisition. By stipulation, the Company has not yet had to respond to the complaint, which the Company believes to be completely without merit. The Company's defense to the claims include documents and letters signed by the court-appointed Winding Up Agents supporting the Company's position.

     Mr. Karno, the Company and certain other parties have entered into a global settlement agreement which was filed with the Court in February 2000. The Court will hold a hearing on the motion to approve the settlement agreement in March 2000. Although the Company can provide no assurances that the settlement will be approved, should the Court approve the settlement agreement, substantially all of the litigation and appeals involving the Ellenburg acquisition would be settled or dismissed. At this time, the global settlement agreement does not dispose of the Fund 20 lawsuit against the Company. However, the Company believes that there is a substantial likelihood that settlement with Fund 20 will be reached or, if not, that the Company will ultimately successfully defend itself against the lawsuit.

CANDLELIGHT PROPERTIES, L.L.C

     In 1996, 1997 and 1998, the Lending Partnership made a loan to Candlelight Properties, L.L.C. ("Borrower") in the principal amount of $8,050,000. The loan is secured by a mortgage on Candlelight Village ("Candlelight"), a property in Columbus, Indiana. The Company accounts for the loan as an investment in real estate and, accordingly, Candlelight's results of operations are consolidated with the Company's for financial reporting purposes. Concurrently with the funding of the loan, Borrower granted the Operating Partnership the option to acquire Candlelight upon the maturity of the loan. The Operating Partnership notified Borrower that it was exercising its option to acquire Candlelight in March 1999, and the loan subsequently matured on May 3, 1999. However, Borrower failed to repay the loan and refused to convey Candlelight to the Operating Partnership.

     Borrower filed suit in the Circuit Court of Bartholomew County, Indiana ("Court") on May 5, 1999, seeking declaratory judgment on the validity of the exercise of the option. The Lending Partnership filed suit in the Court the next day, seeking to foreclose its mortgage, and the suits were consolidated by the Court. The Court issued an Order on December 1, 1999, finding, among other things, that the Operating Partnership had validly exercised the option. Both parties have filed motions to correct errors in the Order, which motions are currently pending before the Court. The Court has not yet ruled on the foreclosure complaint; however, given the Court's finding in the Order, the Lending Partnership believes that Borrower has no valid defense in the foreclosure action. The Operating Partnership and the Lending Partnership intend to continue vigorously pursuing this matter and believe that, while no assurance can be given, such efforts will be successful.

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

                                                    Distributions   Return of Capital
                    Close        High        Low         Made         GAAP Basis (a)
                    -----        ----        ---         ----         --------------
1999
1st Quarter       $ 24.0000   $ 25.5000   $ 21.8125    $ .3875            $ .08
2nd Quarter         26.0000     27.0000     22.3750      .3875              .12
3rd Quarter         23.3750     26.0625     23.0000      .3875              .12
4th Quarter         24.3125     24.5000     22.5625      .3875              .15

1998
1st Quarter       $ 25.8750   $ 27.1250   $ 24.5625    $ .3625            $ .05
2nd Quarter         24.1250     27.0000     24.0000      .3625              .08
3rd Quarter         25.4375     27.2500     22.0000      .3625              .10
4th Quarter         25.0625     25.6875     22.8750      .3625              .10

(a) Represents distributions per share in excess of net income per share-basic on a GAAP basis and is not the same as return of capital on a tax basis.

The number of beneficial holders of the Company's common stock at December 31, 1999 was approximately 5,500.

ITEM 6.   SELECTED FINANCIAL AND OPERATING INFORMATION

     The following table sets forth selected financial and operating information on a historical basis for the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 1999, 1998, 1997 and 1996 have been derived from the historical Financial Statements of the Company audited by Ernst & Young LLP, independent auditors. The historical operating data for the year ended December 31, 1995 have been derived from the historical Financial Statements of the Company audited by Coopers & Lybrand, L.L.P., independent auditors.

                       MANUFACTURED HOME COMMUNITIES, INC.
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
         (Amounts in thousands, except for per share and property data)

OPERATING DATA:                                                                  (1) YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------------
                                                             1999            1998           1997            1996           1995
                                                         -------------  --------------  -------------  --------------  -------------
REVENUES
   Base rental income...................................     $181,672        $165,340       $108,984        $ 93,109       $ 85,242
   RV base rental income................................        9,526           7,153            ---             ---            ---
   Utility and other income.............................       20,096          18,219         11,785           8,821          8,481
   Equity in income of affiliates.......................        2,065           1,070            800             853            885
   Interest income......................................        1,669           3,048          1,941           2,420          2,296
                                                         -------------  --------------  -------------  --------------  -------------
      Total revenues....................................      215,028         194,830        123,510         105,203         96,904
                                                         -------------  --------------  -------------  --------------  -------------

EXPENSES
   Property operating and maintenance...................       58,038          53,064         32,343          28,399         27,057
   Real estate taxes....................................       16,460          14,470          8,352           7,947          7,241
   Property management..................................        8,337           7,108          5,079           4,338          4,675
   General and administrative...........................        6,092           5,411          4,559           4,062          4,537
   Interest and related amortization....................       53,775          49,693         21,753          17,782         18,527
   Depreciation on corporate assets.....................        1,005             995            590             488            349
   Depreciation on real estate assets and other costs...       34,486          28,426         17,365          15,244         15,773
                                                         -------------  --------------  -------------  --------------  -------------
      Total expenses....................................      178,193         159,167         90,041          78,260         78,159
                                                         -------------  --------------  -------------  --------------  -------------

   Income from operations...............................       36,835          35,663         33,469          26,943         18,745
   Gain (loss) on sale of property......................          ---             ---            ---             ---          1,278
                                                         -------------  --------------  -------------  --------------  -------------
   Income before allocation to minority interests and
      extraordinary loss on early extinguishment of debt       36,835          35,663         33,469          26,943         20,023

   (Income) allocated to Common OP Units................       (6,219)         (6,733)        (4,373)         (2,671)        (2,006)
   (Income) allocated to Perpetual Preferred OP Units...       (2,844)            ---            ---             ---            ---
                                                         -------------  --------------  -------------  --------------  -------------

   Income before extraordinary loss on early
      extinguishment of debt............................       27,772          28,930         29,096          24,272         18,017
   Extraordinary loss on early extinguishment
      of debt (net of $105 allocated to minority
      interests)........................................          ---             ---           (451)            ---            ---
                                                         -------------  --------------  -------------  --------------  -------------
      NET INCOME........................................     $ 27,772        $ 28,930       $ 28,645        $ 24,272       $ 18,017
                                                         =============  ==============  =============  ==============  =============

   Net income per Common Share before extraordinary item
   - basic..............................................     $   1.10        $   1.13       $   1.18        $   0.98       $   0.74
                                                         =============  ==============  =============  ==============  =============
   Net income per Common Share before extraordinary item
   - diluted............................................     $   1.09        $   1.12       $   1.16        $   0.98       $   0.74
                                                         =============  ==============  =============  ==============  =============

   Net income per Common Share - basic..................     $   1.10        $   1.13       $   1.16        $   0.98       $   0.74
                                                         =============  ==============  =============  ==============  =============
   Net income per Common Share - diluted................     $   1.09        $   1.12       $   1.15        $   0.98       $   0.74
                                                         =============  ==============  =============  ==============  =============

   Dividend declared per Common Share...................     $   1.55        $   1.45       $   1.32        $   1.22       $   1.18
                                                         =============  ==============  =============  ==============  =============

   Weighted average Common Shares outstanding - basic...       25,224          25,626         24,689          24,693         24,353
   Weighted average Common OP Units outstanding.........        5,704           5,955          3,749           2,715          2,717
   Weighted average Common Shares outstanding - diluted.       31,252          31,962         28,762          27,546         27,138

                       MANUFACTURED HOME COMMUNITIES, INC.
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
                                   (continued)
         (Amounts in thousands, except for per share and property data)

BALANCE SHEET DATA:                                                                 (1) AS OF DECEMBER 31,
                                                         ---------------------------------------------------------------------------
                                                             1999            1998           1997            1996           1995
                                                         -------------  --------------  -------------  --------------  -------------
    Real estate, before accumulated depreciation (2).....  $1,264,343      $1,237,431     $  936,318      $ 597,650      $ 543,229
    Total assets.........................................   1,160,338       1,176,841        864,365        567,874        523,125
    Total debt...........................................     725,264         750,849        495,172        254,982        211,966
    Minority interests...................................     179,397          70,468         67,453         28,640         29,305
    Stockholders' equity.................................     211,401         310,441        280,575        257,952        261,500


OTHER DATA:
    Funds from operations (3)............................  $   68,477      $   64,089     $   50,834      $  42,187      $  34,518
    Net cash flow:
       Operating activities..............................  $   72,580      $   71,977     $   54,581      $  49,660      $  40,161
       Investing activities..............................  $  (37,868)     $ (262,762)    $ (239,445)     $ (60,954)     $   4,382
       Financing activities..............................  $  (41,693)     $  203,533     $  185,449      $  10,858      $ (45,707)

    Total Properties (at end of period) (4)..............         157             154            121             69             65
    Total sites (at end of period).......................      54,007          53,391         44,108         27,356         25,552
    Total sites (weighted average).......................      46,914          43,932         29,323         26,621         25,375

(1) See the Consolidated Financial Statements of the Company included elsewhere herein.

(2) The Company believes that the book value of the Properties, which reflects the historical costs of such real estate assets less accumulated depreciation, is less than the current market value of the Properties.

(3) The Company generally considers Funds From Operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO was defined by the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 as net income (computed in accordance with generally accepted accounting principles ["GAAP"]), before allocation to minority interests, excluding gains (or losses) from sales of property, plus real estate depreciation and after adjustments for significant non-recurring items, if any. In the first quarter of 1996, the Company adopted this new definition of FFO which is effective for periods ending after December 31, 1995. For purposes of presenting FFO, the revised definition of FFO has been given retroactive treatment. Prior to this adoption, FFO was defined as income before allocation to minority interests plus certain non-cash items, primarily depreciation and amortization. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company computes FFO in accordance with the NAREIT definition which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs computation. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

(4) During the year ended December 31, 1995, two Properties were sold; net operating income attributable to such Properties was approximately $235,000, which included approximately $83,000 of depreciation and amortization expense. During the year ended December 31, 1996, four Properties were acquired; net operating income attributable to such Properties was approximately $1.8 million, which included approximately $371,000 of depreciation and amortization expense. During the year ended December 31, 1997, 39 Properties were acquired; net operating income attributable to such Properties was approximately $3.8 million, which included approximately $1.7 million of depreciation and amortization expense. During the year ended December 31, 1998, 41 Properties were acquired; net operating income attributable to such Properties was approximately $7.6 million, which included approximately $3.9 million of depreciation and amortization expense. During the year ended December 31, 1999, two Properties were acquired; net operating income attributable to such Properties was approximately $87,000, which included approximately $104,000 of depreciation expense.

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

RESULTS OF OPERATIONS

     COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

     Since December 31, 1997, the gross investment in real estate has increased from $936 million to $1,264 million as of December 31, 1999 due to the acquisition of the following Properties (collectively, the "1998 & 1999 Acquisition Properties"):
          (i)    The Ellenburg Communities acquired throughout 1998
          (ii)   Quail Meadows on January 8, 1998
          (iii)  Sherwood Forest RV Resort on April 30, 1998
          (iv)   Casa Del Sol Resort III on May 14, 1998
          (v) The College Heights Communities (a portfolio of eighteen Properties) on June 4, 1998
          (vi)   Sunset Oaks on August 13, 1998
          (vii)  The Meadows on April 1, 1999
          (viii) Coquina Crossing on July 23, 1999
The total number of sites owned and controlled has increased from 44,108 as of December 31, 1997 to 54,007 as of December 31, 1999.

     The following table summarizes certain weighted average statistics for the years ended December 31, 1999 and 1998. "Core Portfolio" represents an analysis of properties owned as of the beginning of both periods of comparison.

                                                 Core Portfolio                 Total Portfolio
                                           --------------------------     --------------------------
                                              1999           1998            1999           1998
                                           ----------     -----------     ----------     -----------
     Total sites                             32,393          32,358         46,914          43,932
     Occupied sites                          30,708          30,652         44,110          41,420
     Occupancy %                               94.8%           94.7%          94.0%           94.3%
     Monthly base rent per site                $356            $343           $343            $332

     Base rental income ($181.7 million) increased $16.3 million or 9.9%. For the Core Portfolio, base rental income increased approximately $4.8 million or 3.8%, due to increased base rental rates. The remaining $11.5 million increase in base rental income was attributed to the 1998 & 1999 Acquisition Properties.

     Monthly base rent per site for the total portfolio increased 3.3%, reflecting a 3.7% increase in monthly base rent per site for the Core Portfolio, partially offset by the acquisition of Properties with average base rents lower than the Core Portfolio. Average monthly base rent per site for the 1998 & 1999 Acquisition Properties was $314.69 for the year ended December 31, 1999.

     Weighted average occupied sites increased by 2,690 sites while occupancy percentage decreased 0.3% due to the addition of the 1998 & 1999 Acquisition Properties to the portfolio with lower occupancy percentages. Occupied sites at the Core Portfolio remained stable.

     RV base rental income ($9.5 million) increased $2.4 million or 33.2% primarily due to the addition of four RV Properties in 1998.

     Utility and other income ($20.1 million) increased $1.9 million or 10.3% attributed to the 1998 & 1999 Acquisition Properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Interest income ($1.7 million) decreased $1.4 million or 45.2%, primarily due to the conversion of some notes receivable to fee simple interests in The Meadows and certain Ellenburg Communities. Short-term investments had average balances for the years ended December 31, 1999 and 1998 of approximately $2.8 million and $6.9 million, respectively, which earned interest income at an effective rate of 6.3% and 5.4% per annum, respectively.

     Property operating and maintenance expenses ($58.0 million) increased $5.0 million or 9.4%. Expenses related to the 1998 & 1999 Acquisition Properties were approximately $4.6 million. Expenses at the Core Portfolio increased slightly as increases in repairs and maintenance, payroll and utility expenses were partially offset by decreased property general and administrative expenses and insurance and other expenses. Property operating and maintenance expenses represented 27.0% of total revenues in 1999 and 27.2% in 1998.

     Real estate taxes ($16.5 million) increased $2.0 million or 13.8%, of which approximately $1.3 million was attributed to the 1998 & 1999 Acquisition Properties and $668,000 relates to slightly increased rates at the Core Portfolio. Real estate taxes represented 7.7% of total revenues in 1999 and 7.4% in 1998.

     Property management expenses ($8.3 million) increased $1.2 million or 16.9%. The increase was primarily due to the addition of senior management personnel in the areas of operations, human resources and accounting and the incremental expenses related to management of the 1998 & 1999 Acquisition Properties. Property management expenses represented 3.9% of total revenues in 1999 and 3.6% in 1998.

     General and Administrative ("G&A") expenses ($6.1 million) increased $682,000 or 12.6%. The increase was primarily due to increased payroll resulting from salary increases and increased public company related expenses. G&A expense represented 2.8% of total revenues in both 1999 and 1998.

     Interest and related amortization ($53.8 million) increased $4.1 million or 8.2%. The increase was due to higher weighted average outstanding debt balances during the period. The weighted average outstanding debt balances for the year ended December 31, 1999 and 1998 were $738.1 million and $696.0 million, respectively. The effective interest rate was 7.2% per annum in both 1999 and 1998. Interest and related amortization represented 25.0% of total revenues in 1999 and 25.5% in 1998.

     Depreciation on corporate assets ($1.0 million) increased $10,000 or 1.0% due to fixed asset additions related to information and communication systems. Depreciation on corporate assets represented 0.5% of total revenues in both 1999 and 1998.

     Depreciation on real estate assets and other costs ($34.5 million) increased $6.1 million or 21.3% as a result of the addition of the 1998 & 1999 Acquisition Properties. Depreciation on real estate assets and other costs represented 16.0% of total revenues in 1999 and 14.6% in 1998.


     COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

     Since December 31, 1996, the gross investment in real estate has increased from $598 million to $1,237 million as of December 31, 1998 due to the acquisition of the following Properties (collectively, the "1997 & 1998 Acquisition Properties"):
     (i)    California Hawaiian on March 14, 1997
     (ii)   Golf Vista Estates on March 27, 1997
     (iii)  Golden Terrace South on May 30, 1997
     (iv) The MPW Properties ( a portfoilo of twenty Properties) on August 29, 1997
     (v)    Arrowhead Village on September 16, 1997
     (vi)   The Ellenburg Communities acquired throughout 1998
     (vii)  Quail Meadows on January 8, 1998
     (viii) Sherwood Forest RV Resort on April 30, 1998
     (ix)   Casa Del Sol Resort III on May 14, 1998
     (x) The College Heights Communities (a portfolio of eighteen Properties) on June 4, 1998
     (xi)   Sunset Oaks on August 13, 1998.
The total number of sites owned and controlled has increased from 27,356 as of December 31, 1996 to 53,391 as of December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table summarizes certain weighted average statistics for the years ended December 31, 1998 and 1997. "Core Portfolio" represents an analysis of Properties owned during both periods of comparison.


                                                   Core Portfolio                   Total Portfolio
                                            -----------------------------      --------------------------
                                               1998              1997             1998           1997
                                            -----------       -----------      -----------    -----------
      Total sites                              27,455            27,432           43,932         29,323
      Occupied sites                           26,057            25,983           41,420         27,770
      Occupancy %                               94.9%             94.7%            94.3%          94.7%
      Monthly base rent per site                 $335              $321             $332           $327

     Base rental income ($165 million) increased $56.3 million or 51.7%. For the Core Portfolio, base rental income increased approximately $4.1 million or 4.1%, reflecting an increase in base rental rates. The remaining $52.2 million increase in base rental income was attributed to the 1997 & 1998 Acquisition Properties.

     Monthly base rent per site for the total portfolio increased 1.5%, reflecting a 4.4% increase in monthly base rent per site for the Core Portfolio offset by lower monthly base rents for the 1997 & 1998 Acquisition Properties. Average monthly base rent per site for the 1997 & 1998 Acquisition Properties was $329 for the year ended December 31, 1998.

     Weighted average occupancy decreased 0.4% due to the addition of the 1997 & 1998 Acquisition Properties to the portfolio with lower occupancy percentages, partially offset by increased occupancy at the Core Portfolio The 0.2% increase at the Core Portfolio reflects a 0.4% decrease attributed to lower occupancy at four family properties and lower occupancy at two Properties where the Company has implemented a program to upgrade the resident profile and housing stock. Excluding these Properties, occupancy at the Core Portfolio increased 0.6%.

     Utility and other income ($25.4 million) increased $13.6 million or 115.3%, due to an increase of $13.1 million attributed to the 1997 & 1998 Acquisition Properties, including $7.2 million of RV income. The remaining $500,000 increase reflected increased utility income, real estate tax pass-ons and other miscellaneous income at the Core Portfolio.

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

     Property operating and maintenance expenses ($53.0 million) increased $20.7 million or 64.1%. Of this increase $19.4 million is attributed to the 1997 & 1998 Acquisition Properties. The remaining $1.3 million increase includes approximately $300,000 of one-time expenses associated with water main breaks, storm damage and legal costs at the Core Portfolio. The Core Portfolio also experienced increases in property payroll, property general and administrative expenses and insurance and other expenses. Property operating and maintenance expenses represented 27.2% of total revenues in 1998 and 26.2% in 1997.

     Real estate taxes ($14.5 million) increased $6.1 million or 73.3% due to the impact of the 1997 & 1998 Acquisition Properties. Real estate taxes represented 7.4% of total revenues in 1998 and 6.8% in 1997.

     Property management expenses ($7.1 million) increased $2.0 million or 39.9%. The increase was primarily due to an increase in management company payroll and incremental costs associated with self management of the 1997 & 1998 Acquisition Properties. Property management expenses represented 3.6% of total revenues in 1998 and 4.1% of total revenues in 1997.

     G&A ($5.4 million) increased $851,000 or 18.7%. The increase was primarily due to increased payroll. G&A expenses represented 2.8% of total revenues in 1998 and 3.7% in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     Depreciation on real estate assets and other costs ($28.4 million) increased $11.1 million or 63.7% as a result of 1997 & 1998 Acquisition Properties. Depreciation on real estate assets and other costs represented 14.6% of total revenues in 1998 and 14.1% in 1997.


LIQUIDITY AND CAPITAL RESOURCES

FOR THE YEAR ENDED DECEMBER 31, 1999

     Net cash provided by operating activities increased $608,000 to approximately $72.6 million for the year ended December 31, 1999 from $72.0 million for the year ended December 31, 1998. Net cash provided by operating activities reflected a $4.4 million increase in funds from operations ("FFO"), as discussed below, offset by slower growth in accounts payable and rents received in advance due to the 1998 & 1999 Acquisition Properties.

     Net cash used in investing activities decreased $224.9 million to $37.9 million for the year ended December 31, 1999 from $262.8 million for the year ended December 31, 1998. This was primarily due to the acquisition of Quail Meadows, Sherwood Forest RV Resort, Casa Del Sol Resort III, the College Heights Communities, acquisition advances related to the Ellenberg Communities, the purchase of short-term investments, the funding of The Meadows Loan (as hereinafter defined), and the investment in Plantation on the Lake and Trails West in 1998, partially offset by the investment in The Meadows and the acquisition of Coquina Crossing in 1999.

     On January 6, 1998, the Company funded a $12.3 million loan (the "Meadows Loan") to Meadows Preservation, Inc. The Meadows Loan was collateralized by The Meadows manufactured home community located in Palm Beach Gardens, Florida. On April 1, 1999, the Company effectively exchanged The Meadows Loan for an equity and debt interest in the partnership that owns The Meadows. The Company accounts for The Meadows as an acquisition and consolidates the Property and related results of operations and therefor no interest income was recognized on the Meadows Loan after the exchange.

     On July 23, 1999, the Company acquired Coquina Crossing, located in St. Augustine, Florida, for a purchase price of approximately $10.4 million. The acquisition was funded with a borrowing under the Company's line of credit. Coquina Crossing is a 748-site senior community with 269 developed sites and zoned expansion potential of 479 sites. In addition, RSI purchased the model home inventory at the community for approximately $1.1 million.

     Capital expenditures for improvements were approximately $14.4 million for the year ended December 31, 1999 compared to $14.2 million for the year ended December 31, 1998. Of the $14.4 million, approximately $8.6 million represented improvements to existing sites. The Company anticipates spending approximately $7.0 million on improvements to existing sites during 2000. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maintain competitive market rents for new and renewing residents. The remaining $5.8 million represented costs to develop expansion sites at certain of the Company's Properties and other corporate headquarter costs.

     Net cash (used in) provided by financing activities decreased $245.2 million to ($41.7 million) for the year ended December 31, 1999 from $203.5 million for the year ended December 31, 1998. This is primarily due to lower net borrowings on the line of credit compared to the same period in 1998 and proceeds from issuance of common stock in the year ended December 31, 1998 compared to repurchases of common stock in the year ended December 31, 1999. On September 30, 1999, the Operating Partnership completed a $125 million private placement of 9.0% Series D Cumulative Redeemable Perpetual Preferred Units. The net proceeds from this placement were used to pay down the line of credit. Also, during 1999 the Company repurchased over 4 million shares of Common Stock at an average price of $23.40 per share using proceeds from borrowings on the line of credit. Net borrowings on the line of credit of $120.1 million for the year ended December 31, 1998 compare to net repayments on the line of credit of $37.1 million for the year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Distributions to common stockholders and minority interests decreased approximately $6.0 million. This was due primarily to a change in the timing of the fourth quarter dividend which, for the fourth quarter of 1998, was paid on December 30, 1998 and, for the fourth quarter of 1999, was not paid until January 14, 2000. On April 9, 1999, July 9, 1999, October 8, 1999 and January 14, 1999, the Company paid a $.3875 per share distribution for the quarters ended March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999 respectively, to stockholders of record on March 26, 1999, June 25, 1999, September 24, 1999 and December 31, 1999 respectively.


FOR THE YEAR ENDED DECEMBER 31, 1998

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

     On September 4, 1997, the Company entered into a portfolio purchase agreement (as amended by a supplemental agreement on December 17, 1997) to acquire 38 Communities (the "Ellenburg Communities") from partnerships having Ellenburg Capital Corporation ("ECC") as the general partner for a purchase price in excess of $300 million. From December 17, 1997 through December 31, 1998, the Company closed on the acquisition of thirty-one of the Ellenburg Communities for an aggregate purchase price of approximately $278 million and gained control of an additional five Ellenburg Communities with acquisition advances of approximately $57 million to the partnerships which own such Ellenburg Communities. The Company funded the acquisition advances with borrowings under the Company's line of credit and term bank facilities. In addition, the Company assumed debt of approximately $32 million and issued OP Units of approximately $4.9 million in connection with this transaction.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     For the year ended December 31, 1999, the Company declared and paid quarterly distributions totaling $1.55 per share. For the year ended December 31, 1998, the Company declared and paid quarterly distributions totaling $1.45 per share. Return of capital on a GAAP basis was $0.49, $0.33 and $0.17 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide the Company with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. In June 1999, the FASB issued Statement No. 137 which deferred the effective date of SFAS No. 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. The Company has not yet determined the date at which it will adopt SFAS No. 133. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company, when implemented.

FUNDS FROM OPERATIONS

     FFO was defined by NAREIT in March 1995 as net income (computed in accordance with GAAP), before allocation to minority interests, excluding gains (or losses) from sales of property, plus real estate depreciation and after adjustments for significant non-recurring items, if any. In the first quarter of 1996, the Company adopted this new definition of FFO which was effective for periods ending after December 31, 1995. The Company computes FFO in accordance with the NAREIT definition which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs computation. Funds available for distribution ("FAD") is defined as FFO less non-revenue producing capital expenditures. The Company believes that FFO and FAD are useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, they provide investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO and FAD in and of themselves do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs.

     The following table presents a calculation of FFO and FAD for the years ended December 31, 1999, 1998 and 1997 (amounts in thousands):


                                                                          1999            1998             1997
                                                                      -------------   -------------    -------------
      COMPUTATION OF FUNDS FROM OPERATIONS:
        Income before extraordinary item............................      $ 27,772        $ 28,930         $ 29,096
        Income allocated to Common OP Units.........................         6,219           6,733            4,373
        Depreciation on real estate assets and other costs..........        34,486          28,426           17,365
                                                                          --------        --------         --------
           Funds from operations.....................................     $ 68,477        $ 64,089         $ 50,834
                                                                          ========        ========         ========

        Weighted average Common Stock outstanding - diluted.........        31,252          31,962           28,762

     COMPUTATION OF FUNDS AVAILABLE FOR DISTRIBUTION:
        Funds from operations.......................................      $ 68,477        $ 64,089         $ 50,834
        Non-revenue producing improvements to real estate...........       (8,656)         (8,005)          (4,187)
                                                                          --------        --------         --------
           Funds available for distribution..........................     $ 59,821        $ 56,084         $ 46,647
                                                                          ========        ========         ========

        Weighted average Common Stock outstanding - diluted.........        31,252          31,962           28,762


YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's earnings are affected by changes in interest rates as a portion of the Company's outstanding indebtedness is at variable rates based on LIBOR. The Company's $175 million line of credit ($107.9 million outstanding at December 31, 1999) bears interest at LIBOR plus 1.125% and the Company's $100 million Term Loan bears interest at LIBOR plus 1.0%. If LIBOR increased/decreased by 1.0% during 1999, interest expense would have increased/decreased by approximately $1.0 million based on the average balance outstanding under the Company's line of credit for the year ended December 31, 1998.

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The cost of the 1998 Swap consisted only of legal costs that were deemed immaterial. The value of the 1998 Swap was impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on December 31, 1999, the applicable LIBOR swap rate would have been approximately 6.57%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap versus its current value by approximately $28,000. The Company accounted for the 1998 Swap as a hedge. Payments and receipts under the 1998 Swap were accounted for as an adjustment to interest expense. On January 10, 2000, the Company unwound the 1998 SWAP and received $1.0 million of proceeds which will be amortized into interest expense through March 2003.

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

               The information required by Item 10, Item 11, Item 12, and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than April 28, 2000, and thus this Part has been omitted in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        (a)
           (1&2) See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

            (3)            Exhibits:

               2(a)        Admission Agreement between Equity Financial and
                           Management Co., Manufactured Home Communities, Inc.
                           and MHC Operating Partnership
               3.1(a)      Articles of Incorporation of Manufactured Home
                           Communities, Inc.
               3.2(a)      Articles of Amendment and Restatement of Manufactured
                           Home Communities, Inc.
               3.3(g)      Amended Bylaws of Manufactured Home Communities, Inc.
               4           Not applicable
               9           Not applicable
               10.1(a)     Amended and Restated Agreement of Limited Partnership
                           of MHC Operating Limited Partnership
               10.2(a)     Agreement of Limited Partnership of MHC Financing
                           Limited Partnership
               10.3(a)     Agreement of Limited Partnership of MHC Management
                           Limited Partnership
               10.4(a)     Property Management and Leasing Agreement between MHC
                           Financing Limited Partnership and MHC Management
                           Limited Partnership
               10.5(a)     Property Management and Leasing Agreement between MHC
                           Operating Limited Partnership and MHC Management
                           Limited Partnership
               10.6(a)     Services Agreement between Realty Systems, Inc. and
                           MHC Management Limited Partnership
               10.7(a)     Rate Protection Agreement
               10.8(a)     Revolving Credit Note made by Realty Systems, Inc. to
                           Equity Financial and Management Co.
               10.9(a)     Assignment to MHC Operating Limited Partnership of
                           Revolving Credit Note made by Realty Systems, Inc. to
                           Equity Financial and Management Co.
               10.10(a)    Stock Option Plan
               10.11A(a)   Indenture of Mortgage, Deed of Trust, Security
                           Agreement, Financing Statement, Fixture Filing and
                           Assignment of Rents
               10.11B(a)   Promissory Note
               10.11C(a)   Assignment of Loan Documents
               10.11D(a)   Assignment of Leases, Rents and Security Deposits
               10.11E(a)   Swap Agreement Pledge and Security Agreement
               10.11F(a)   Cash Collateral Account Security, Pledge and
                           Assignment Agreement
               10.11G(a)   Assignment of Property Management and Leasing
                           Agreement
               10.11H(a)   Trust Agreement
               10.12(a)    Form of Noncompetition Agreement
               10.13(a)    Form of Noncompetition Agreement
               10.13A(a)   Form of Noncompetition Agreement
               10.14(a)    General Electric Credit Corporation Commitment Letter
               10.15(a)    Administrative Services Agreement between Realty
                           Systems, Inc. and Equity Group Investments, Inc.
               10.16(a)    Registration Rights and Lock-Up Agreement with the
                           Company (the Original Owners, EF&M, Directors,
                           Officers and Employees)
               10.17(a)    Administrative Services Agreement between the Company
                           and Equity Group Investments, Inc.
               10.18(a)    Form of Subscription Agreement between the Company
                           and certain officers and other individuals dated
                           March 3, 1993
               10.19(a)    Form of Secured Promissory Note payable to the
                           Company by certain officers dated March 3, 1993
               10.20(a)    Form of Pledge Agreement between the Company and
                           certain officers dated March 3, 1993
               10.21(a)    Loan and Security Agreement between Realty Systems,
                           Inc. and MHC Operating Limited Partnership
               10.22(a)    Equity and Registration Rights Agreement with the
                           Company (the GM Trusts)
               10.23(b)    Agreement of Limited Partnership of MHC Lending
                           Limited Partnership
               10.23(c)    Agreement of Limited Partnership of MHC-Bay Indies
                           Financing Limited Partnership
               10.24(c)    Agreement of Limited Partnership of MHC-De Anza
                           Financing Limited Partnership
               10.25(c)    Agreement of Limited Partnership of MHC-DAG
                           Management Limited Partnership
               10.26(d)    Amendment No. 2 to MHC Operating Limited Partnership
                           Amended and Restated Partnership Agreement dated
                           February 15, 1996
               10.27(d)    Form of Subscription Agreement between the Company
                           and certain members of management of the Company dated January 2, 1996

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

               10.28(d)    Form of Secured Promissory Note payable to the
                           Company by certain members of management of the
                           Company dated January 2, 1996
               10.29(d)    Form of Pledge Agreement between the Company and
                           certain members of management of the Company dated
                           January 2, 1996
               10.30(e)    Second Amended and Restated MHC Operating Limited
                           Partnership Agreement of Limited Partnership, dated
                           as of March 15, 1996
               10.31(f)    Agreement of Limited Partnership of MHC Financing
                           Limited Partnership Two
               10.32g)     $265,000,000 Mortgage Note dated December 12,1997
               10.33(g)    Second Amended and Restated Credit Agreement
                           (Revolving Facility) between the Company, MHC
                           Operating Limited Partnership, and certain lenders
                           and agents, dated April 28, 1998
               10.34(g)    First Amendment to Second Amended and Restated Credit
                           Agreement between the Company, MHC Operating Limited
                           Partnership, and certain lenders and agents, dated
                           December 18, 1998
               10.35(g)    Amended and Restated Credit Agreement (Term Loan)
                           between the Company, MHC Operating Limited
                           Partnership, and certain lenders and agent, dated
                           April 28, 1998
               10.36(g)    Letter Agreement between the Company and Bank of
                           America National Trust and Savings Association
                           confirming the $100 million swap transaction, dated
                           July 11, 1995
               11          Not applicable
               12(h)       Computation of Ratio of Earnings to Fixed Charges
               13          Not applicable
               16          Not applicable
               18          Not applicable
               21(h)       Subsidiaries of the registrant
               22          Not applicable
               23(h)       Consent of Independent Auditors
               24.1(h)     Power of Attorney for John F. Podjasek, Jr. dated
                           March 6, 1999
               24.2(h)     Power of Attorney for Michael A. Torres dated March
                           6, 1999
               24.3(h)     Power of Attorney for Thomas E. Dobrowski dated March
                           7, 1999
               24.4(h)     Power of Attorney for Gary Waterman dated March 9,
                           1999
               24.5(h)     Power of Attorney for Donald S. Chisholm dated March
                           6, 1999
               24.6(h)     Power of Attorney for Louis H. Masotti dated March 7,
                           1999
               27(h)       Financial Data Schedule
               28          Not applicable


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

(g) Included as an exhibit to the Company's Form S-3 Registration Statement, File No. 333-90813, and incorporated herein by reference.

(h)  Filed herewith.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)


        (b)    Reports on Form 8-K:

                  None.

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



                                          MANUFACTURED HOME COMMUNITIES, INC.,
                                          a Maryland corporation




Date:  March 9, 2000                      By: /s/ Howard Walker
       --------------------                  ----------------------------------
                                             Howard Walker
                                             President and Chief
                                             Executive Officer


Date:  March 9, 2000                      By: /s/ Thomas P. Heneghan
      ---------------------                  ----------------------------------
                                             Thomas P. Heneghan
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer

Date:  March 9, 2000                      By: /s/ Mark Howell
      ---------------------                  -----------------------------------
                                             Mark Howell
                                             Principal Accounting Officer

MANUFACTURED HOME COMMUNITIES, INC. - SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.


                 Name                                           Title                                   Date
                 ----                                           -----                                   ----
/s/ Howard Walker                               Chief Executive Officer and President
----------------------------------------                  *Attorney-in-Fact
             Howard Walker                                                                         March 9, 2000
                                                                                               -----------------------


                                                 Executive Vice President, Treasurer
/s/ Thomas P. Heneghan                               and Chief Financial Officer
----------------------------------------                  *Attorney-in-Fact
          Thomas P. Heneghan                                                                       March 9, 2000
                                                                                               -----------------------


/s/ Samuel Zell                                         Chairman of the Board
----------------------------------------
              Samuel Zell                                                                          March 9, 2000
                                                                                               -----------------------


/s/ Sheli Z. Rosenberg                                         Director
----------------------------------------
          Sheli Z. Rosenberg                                                                       March 9, 2000
                                                                                               -----------------------


/s/ David A. Helfand                                           Director
----------------------------------------
           David A. Helfand                                                                        March 9, 2000
                                                                                               -----------------------


*Donald S. Chisholm                                            Director
----------------------------------------
          Donald S. Chisholm                                                                       March 9, 2000
                                                                                               -----------------------


*Thomas E. Dobrowski                                           Director
----------------------------------------
          Thomas E. Dobrowski                                                                      March 9, 2000
                                                                                               -----------------------


*Louis H. Masotti                                              Director
----------------------------------------
           Louis H. Masotti                                                                        March 9, 2000
                                                                                               -----------------------


*John F. Podjasek, Jr.                                         Director
----------------------------------------
         John F. Podjasek, Jr.                                                                     March 9, 2000
                                                                                               -----------------------


*Michael A. Torres                                             Director
----------------------------------------
           Michael A. Torres                                                                       March 9, 2000
                                                                                               -----------------------


*Gary L. Waterman                                              Director
----------------------------------------
           Gary L. Waterman                                                                        March 9, 2000
                                                                                               -----------------------

                          INDEX TO FINANCIAL STATEMENTS


MANUFACTURED HOME COMMUNITIES, INC.

                                                                                                                  PAGE
                                                                                                                  ----
   Report of Independent Auditors  ...............................................................................F-2

   Consolidated Balance Sheets as of December 31, 1999 and 1998...................................................F-3

   Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.....................F-4

   Consolidated Statements of Changes in Stockholders' Equity for the years ended
       December 31, 1999, 1998 and 1997...........................................................................F-5

   Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.....................F-6


   Notes to Consolidated Financial Statements.....................................................................F-7


   Schedule II - Valuation and Qualifying Accounts................................................................S-1

   Schedule III - Real Estate and Accumulated Depreciation........................................................S-2

       Certain schedules have been omitted as they are not applicable to the Company.

                         Report of Independent Auditors





To the Board of Directors of
Manufactured Home Communities, Inc.


     We have audited the accompanying consolidated balance sheets of Manufactured Home Communities, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the related financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the management of Manufactured Home Communities, Inc. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manufactured Home Communities, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.





                                                        ERNST & YOUNG LLP
Chicago, Illinois
January 24, 2000

                       MANUFACTURED HOME COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 19999 AND 1998
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                                               1999           1998
                                                                           -----------    -----------
ASSETS
Investment in real estate:
   Land ................................................................   $   285,337    $   272,225
   Land improvements ...................................................       876,923        865,720
   Buildings and other depreciable property ............................       102,083         95,669
   Advances on real estate acquisitions ................................          --            3,817
                                                                           -----------    -----------
                                                                             1,264,343      1,237,431
   Accumulated depreciation ............................................      (150,757)      (118,021)
                                                                           -----------    -----------
     Net investment in real estate .....................................     1,113,586      1,119,410
Cash and cash equivalents ..............................................         6,676         13,657
Notes receivable .......................................................         4,284         15,710
Investment in and advances to affiliates ...............................        11,689          7,797
Investment in joint ventures ...........................................         9,501          7,584
Rents receivable .......................................................         1,338            671
Deferred financing costs, net ..........................................         5,042          4,634
Prepaid expenses and other assets ......................................         8,222          7,325
Due from affiliates ....................................................          --               53
                                                                           -----------    -----------
   Total assets ........................................................   $ 1,160,338    $ 1,176,841
                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ..............................................   $   513,172    $   500,573
   Unsecured term loan .................................................       100,000        100,000
   Unsecured line of credit ............................................       107,900        145,000
   Other notes payable .................................................         4,192          5,276
   Accounts payable and accrued expenses ...............................        20,780         33,341
   Accrued interest payable ............................................         5,612          4,911
   Rents received in advance and security deposits .....................         6,831          6,495
   Distributions payable ...............................................        11,020            294
   Due to affiliates ...................................................            33             42
                                                                           -----------    -----------
     Total liabilities .................................................       769,540        795,932
                                                                           -----------    -----------
Commitments and contingencies
Minority Interest - Common OP Units and other ..........................        54,397         70,468
Minority Interest - Perpetual Preferred OP Units .......................       125,000           --

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued .........................          --             --
   Common Stock, $.01 par value
     50,000,000 shares authorized; 22,813,357 and 26,417,029
     shares issued and outstanding for 1999 and 1998, respectively .....           229            262
   Paid-in capital .....................................................       275,664        364,603
   Deferred compensation ...............................................        (6,326)        (7,442)
   Employee notes ......................................................        (4,540)        (4,654)
   Distributions in excess of accumulated earnings .....................       (53,626)       (42,328)
                                                                           -----------    -----------
     Total stockholders' equity ........................................       211,401        310,441
                                                                           -----------    -----------
   Total liabilities and stockholders' equity ..........................   $ 1,160,338    $ 1,176,841
                                                                           ===========    ===========




     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                     1999         1998          1997
                                                                                  ---------    ---------    ---------
REVENUES
    Base rental income ........................................................   $ 181,672    $ 165,340    $ 108,984
    RV base rental income .....................................................       9,526        7,153         --
    Utility and other income ..................................................      20,096       18,219       11,785
    Equity in income of affiliates ............................................       2,065        1,070          800
    Interest income ...........................................................       1,669        3,048        1,941
                                                                                  ---------    ---------    ---------
       Total revenues .........................................................     215,028      194,830      123,510
                                                                                  ---------    ---------    ---------

EXPENSES
    Property operating and maintenance ........................................      58,038       53,064       32,343
    Real estate taxes .........................................................      16,460       14,470        8,352
    Property management .......................................................       8,337        7,108        5,079
    General and administrative ................................................       5,550        4,668        4,091
    General and administrative - affiliates ...................................         542          743          468
    Interest and related amortization .........................................      53,775       49,693       21,753
    Depreciation on corporate assets ..........................................       1,005          995          590
    Depreciation on real estate assets and other costs ........................      34,486       28,426       17,365
                                                                                  ---------    ---------    ---------
       Total expenses .........................................................     178,193      159,167       90,041
                                                                                  ---------    ---------    ---------

    Income before allocation to Minority Interests and
       extraordinary loss on early extinguishment of debt .....................      36,835       35,663       33,469

    (Income) allocated to Common OP Units .....................................      (6,219)      (6,733)      (4,373)
    (Income) allocated to Perpetual Preferred OP Units ........................      (2,844)        --           --
                                                                                  ---------    ---------    ---------

    Income before extraordinary loss on early
       extinguishment of debt .................................................      27,772       28,930       29,096
                                                                                  ---------    ---------    ---------
    Extraordinary loss on early extinguishment
        of debt (net of $105 allocated to Minority Interests) .................        --           --           (451)
                                                                                  ---------    ---------    ---------

       NET INCOME .............................................................   $  27,772    $  28,930    $  28,645
                                                                                  =========    =========    =========
    Net income per Common Share before extraordinary item - basic .............   $    1.10    $    1.13    $    1.18
                                                                                  =========    =========    =========
    Net income per Common Share before extraordinary item - diluted ...........   $    1.09    $    1.12    $    1.16
                                                                                  =========    =========    =========
    Net income per Common Share - basic .......................................   $    1.10    $    1.13    $    1.16
                                                                                  =========    =========    =========
    Net income per Common Share - diluted .....................................   $    1.09    $    1.12    $    1.15
                                                                                  =========    =========    =========
    Weighted average Common Shares outstanding - basic ........................      25,224       25,626       24,689
                                                                                  =========    =========    =========
    Weighted average Common Shares outstanding - diluted (Note 3) .............      31,252       31,962       28,762
                                                                                  =========    =========    =========
    Distributions declared per Common Share outstanding .......................   $    1.55    $    1.45    $    1.32
                                                                                  =========    =========    =========
    Tax status of distributions paid during the year:
       Ordinary income ........................................................   $    1.16    $    1.14    $    1.12
                                                                                  =========    =========    =========
Capital gain ..................................................................   $    --      $    --      $    --
                                                                                  =========    =========    =========
Return of capital .............................................................   $    --      $    0.31    $    0.20
                                                                                  =========    =========    =========

     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)


                                                                            1999         1998         1997
                                                                          ---------    ---------    ---------
PREFERRED STOCK, $.01 PAR VALUE .......................................   $    --      $    --      $    --
                                                                          =========    =========    =========
COMMON STOCK, $.01 PAR VALUE
Balance, beginning of year ............................................   $     262    $     248    $     249
    Issuance of Common Stock through restricted stock grants ..........           1            2            1
    Exercise of options ...............................................           1            1            1
    (Repurchase) issuance of Common Stock .............................         (35)          11           (3)
                                                                          ---------    ---------    ---------
Balance, end of year ..................................................   $     229    $     262    $     248
                                                                          =========    =========    =========


PAID - IN CAPITAL
Balance, beginning of year ............................................   $ 364,603    $ 321,915    $ 296,997
    Issuance of Common Stock for employee notes .......................        --            129         --
    Conversion of OP Units to Common Stock ............................       1,525        1,100
    Issuance of Common Stock through exercise of options ..............       2,034        2,372        2,070
    Issuance of Common Stock through restricted stock grants ..........       1,507        6,118        2,468
    Issuance of Common Stock through employee stock purchase plan .....       1,195          940          587
    (Repurchase) issuance of Common Stock .............................     (98,160)      24,613       (7,257)
    Adjustment for Common OP Unitholders
      in the Operating Partnership ....................................       2,960        7,416       27,050
                                                                          ---------    ---------    ---------
Balance, end of year ..................................................   $ 275,664    $ 364,603    $ 321,915
                                                                          =========    =========    =========

DEFERRED COMPENSATION
Balance, beginning of year ............................................   $  (7,442)   $  (2,885)   $  (3,485)
    Issuance of Common Stock through restricted stock grants ..........        (536)      (5,692)      (2,074)
    Recognition of deferred compensation expense ......................       1,652        1,135        2,674
                                                                          ---------    ---------    ---------
Balance, end of year ..................................................   $  (6,326)   $  (7,442)   $  (2,885)
                                                                          =========    =========    =========

EMPLOYEE NOTES
Balance, beginning of year ............................................   $  (4,654)   $  (4,967)   $  (6,158)
    Notes received for issuance of Common Stock .......................        --           (129)        --
    Principal payments ................................................         114          442        1,191
                                                                          ---------    ---------    ---------
Balance, end of year ..................................................   $  (4,540)   $  (4,654)   $  (4,967)
                                                                          =========    =========    =========

DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS
Balance, beginning of year ............................................   $ (42,328)   $ (33,736)   $ (29,651)
    Net income ........................................................      27,772       28,930       28,645
    Distributions .....................................................     (39,070)     (37,522)     (32,730)
                                                                          ---------    ---------    ---------
Balance, end of year ..................................................   $ (53,626)   $ (42,328)   $ (33,736)
                                                                          =========    =========    =========


     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)



                                                                                  1999         1998         1997
                                                                               ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income .............................................................   $  27,772    $  28,930    $  28,645
    Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to minority interests ............................       9,063        6,733        4,268
         Depreciation and amortization expense .............................      33,871       29,680       19,018
         Equity in income of Affiliates ....................................      (2,065)      (1,070)        (800)
         Amortization of deferred compensation .............................       2,623        1,563        3,068
         Write-off of a management contract and project costs ..............        --           --           (575)
         (Increase) decrease in rents receivable ...........................        (667)         116          (64)
         (Increase) in prepaid expenses and other assets ...................        (844)      (3,359)      (2,228)
         Increase in accounts payable and accrued expenses .................       2,491        5,188        2,847
         Increase in rents received in advance and security deposits .......         336        4,196          402
                                                                               ---------    ---------    ---------
    Net cash provided by operating activities ..............................      72,580       71,977       54,581
                                                                               ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Redemption of short-term investments, net ..............................        --           --          1,968
    Sale of project related assets .........................................        --           --         11,147
    Collection of escrow proceeds on acquisition ...........................        --         14,295         --
    Advances on real estate acquisitions ...................................        --           --        (22,811)
    (Advances to) distributions from Affiliates ............................      (1,959)         399          388
    Collections (funding) on notes receivable ..............................      11,426      (14,563)      16,342
    Investment in joint ventures ...........................................      (2,279)      (7,584)        --
    Acquisition of rental properties .......................................     (30,640)    (241,076)    (240,083)
    Improvements:
       Improvements - corporate ............................................        (878)      (1,487)        (357)
       Improvements - rental properties ....................................      (8,656)      (8,005)      (4,187)
       Site development costs ..............................................      (4,882)      (4,741)      (1,852)
                                                                               ---------    ---------    ---------
    Net cash used in investing activities ..................................     (37,868)    (262,762)    (239,445)
                                                                               ---------    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from stock options and employee stock purchase plan .......       3,229        3,313        2,658
    Net proceeds from issuance of Perpetual Preferred OP Units .............     121,890         --           --
    Distributions to Common Stockholders, Common OP Unitholders
       and Perpetual Preferred OP Unitholders ..............................     (40,445)     (46,491)     (46,886)
    (Repurchase) issuance of Common Stock and OP Units .....................     (99,847)      24,623       (7,260)
    Collection of principal payments on employee notes .....................         114          442        1,191
    Proceeds from line of credit, term loan, and mortgage notes payable ....     113,484      266,847      510,731
    Repayments on mortgage notes payable and line of credit ................    (139,069)     (43,298)    (272,674)
    Debt issuance costs ....................................................      (1,049)      (1,903)      (2,311)
                                                                               ---------    ---------    ---------
    Net cash (used in) provided by financing activities ....................     (41,693)     203,533      185,449
                                                                               ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents .......................      (6,981)      12,748          585
Cash and cash equivalents, beginning of year ...............................      13,657          909          324
                                                                               ---------    ---------    ---------
Cash and cash equivalents, end of year .....................................   $   6,676    $  13,657    $     909
                                                                               =========    =========    =========
SUPPLEMENTAL INFORMATION
Cash paid during the year for interest .....................................   $  52,323    $  45,674    $  20,667
                                                                               =========    =========    =========



     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

     Manufactured Home Communities, Inc. (together with its consolidated subsidiaries, the "Company"), formed in March 1993, is a Maryland corporation which has elected to be taxed as a real estate investment trust ("REIT"). The Company owns or has a controlling interest in 157 manufactured home communities (the "Properties") located in 26 states, consisting of 54,007 sites. The Company generally will not be subject to Federal income tax to the extent it distributes its REIT taxable income to its stockholders.

     The operations of the Company are conducted through certain entities that are owned or controlled by the Company. MHC Operating Limited Partnership (the "Operating Partnership") is the entity through which the Company conducts substantially all of its operations. The Company contributed the proceeds from its initial public offering to the Operating Partnership for a general partnership interest. The limited partners of the Operating Partnership (the "Common OP Unitholders") receive an allocation of net income which is based on their respective ownership percentage of the Operating Partnership which is shown on the Consolidated Financial Statements as Minority Interest - Common OP Units. As of December 31, 1999, the Minority Interests - Common OP Units represented 5,633,183 units of limited partnership interest ("OP Units") which are convertible into an equivalent number of shares of the Company's stock. The issuance of additional shares of common stock or common OP Units changes the respective ownership of the Operating Partnership for both the Minority Interests and the Company.

     Sub-partnerships of the Operating Partnership were created to (i) facilitate mortgage financing (the "Financing Partnerships"); (ii) facilitate the Company's ability to provide financing to Communities ("Lending Partnership"); (iii) own the management operations of the Company ("Management Partnerships"); and (iv) own the assets and operations of certain utility companies which service the Company's properties ("MHC Systems").

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

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which was effective for fiscal years beginning after December 15, 1997. SFAS No. 131 superseded Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position of the Company. The Company has one reportable segment which is the operation of manufactured home communities. The Company has concentrations of Properties within the following states: Florida (48 Properties), California (25 Properties), Arizona (19 Properties), Michigan (11 Properties) and Colorado (10 Properties). These concentrations of Properties accounted for 35%, 17%, 9%, 4%, and 9%, respectively, of the Company's total revenues for the year ended December 31, 1999. The Company also has Properties located in the following areas of the United States: Northeast, Northwest, Midwest, and Nevada/Utah/New Mexico. The Company's largest Property, Bay Indies, located in Venice, Florida, accounted for 3% of the Company's total revenues for the year ended December 31, 1999. The distribution of the Properties throughout the United States reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of properties outside such markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (b) Real Estate

         Real estate is recorded at cost less accumulated depreciation. The Company evaluates rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to fair value. For the year(s) ended December 31, 1999 and 1998, permanent impairment conditions did not exist at any of the Company's properties.

         Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen year estimated life for building upgrades and a three-to-seven year estimated life for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized over their estimated useful life. Initial direct leasing costs are expensed as incurred. Total depreciation expense was $35.5 million, $29.1 million and $18.0 million for the year(s) ended December 31, 1999, 1998 and 1997, respectively.

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

     (e) Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments whether or not such instruments are recognized in the balance sheet. The Company's financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, mortgage notes payable and interest rate hedge arrangements. The fair value of all financial instruments, including notes receivable, were not materially different from their carrying values at December 31, 1999 and 1998, except the fair market value of certain derivatives related to mortgage debt (see Note 10).

     (f) Deferred Financing Costs

         Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Accumulated amortization for such costs was $1.8 million and $1.2 million at December 31, 1999 and 1998, respectively.

     (g) Revenue Recognition

         Rental income attributable to leases is recorded when earned from tenants.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (h) Minority Interests

         Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. An ownership percentage is represented by dividing the number of OP Units held by the Common OP Unitholders (5,633,183 and 5,976,820 at December 31, 1999 and 1998, respectively) by OP Units and common stock outstanding. Issuance of additional shares of common stock or common OP Units changes the percentage ownership of both the Minority Interests and the Company. Due in part to the exchange rights, such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between stockholders' equity and Minority Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

         On September 30, 1999, the Operating Partnership completed a $125 million private placement of 9.0% Series D Cumulative Perpetual Preferred Units ("POP Units") to two institutional investors. The POP Units, which are callable by the Company after five years, have no stated maturity or mandatory redemption, have no voting rights and are not convertible into OP Units or Common Stock. Income is allocated to the POP Units at a preferred rate per annum of 9.0% on the original capital contribution of $125 million. Costs related to the placement of $3.1 million were recorded as a reduction to additional paid-in capital.

     (i) Income Taxes

         Due to the structure of the Company as a REIT, the results of operations contain no provision for Federal income taxes. However, the Company may be subject to certain state and local income, excise or franchise taxes. The Company paid state and local taxes of approximately $85,000 and $78,000 during the years ended December 31, 1999 and 1998. As of December 31, 1999, net investment in real estate and notes receivable had a federal tax basis of approximately $794 million and $59 million, respectively.

     (j) Reclassifications

         Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 financial presentation. Such reclassifications have no effect on the operations or equity as originally presented.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - EARNINGS PER COMMON SHARE

   Earnings per common share are based on the weighted average number of common shares outstanding during each year. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements. The conversion of OP Units has been excluded from the basic earnings per share calculation. The conversion of an OP Unit to common stock will have no material effect on earnings per common share.

     The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands):


                                                                                      1999      1998      1997
                                                                                    -------   -------   -------
NUMERATOR:
   Numerator for basic earnings per share -
      Net income ................................................................   $27,772   $28,930   $28,645
   Effect of dilutive securities:
      Income allocated to Common OP Units .......................................     6,219     6,733     4,373
                                                                                    -------   -------   -------
   Numerator for diluted earnings per share -
      income available to Common Stockholders
      after assumed conversions .................................................   $33,991   $35,663   $33,018
                                                                                    =======   =======   =======

DENOMINATOR:
   Denominator for basic earnings per share - Weighted average Common Stock
      outstanding ...............................................................    25,224    25,626    24,689
   Effect of dilutive securities:
      Weighted average Common OP Units ..........................................     5,704     5,955     3,749
      Employee stock options ....................................................       324       381       324
                                                                                    -------   -------   -------
   Denominator for diluted earnings per share -
      adjusted weighted average Common Stock
      outstanding after assumed conversions .....................................    31,252    31,962    28,762
                                                                                    =======   =======   =======



NOTE 4 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS

     The following table presents the changes in the Company's outstanding common stock for the years ended December 31, 1999, 1998 and 1997 (excluding OP Units of 5,633,183, 5,976,820 and 5,733,815 outstanding at December 31, 1999,
1998 and 1997, respectively):


                                                                         1999          1998           1997
                                                                     ----------     ----------     ----------
Shares outstanding at January 1, ................................    26,417,029     24,771,180     24,951,948
     Common Stock purchased by key employees of the Company .....         --             5,000          --
     Common Stock issued through conversion of OP Units .........       143,637         99,552          --
     Common Stock issued through exercise of Options ............       126,565        141,403        107,147
     Common Stock issued through stock grants ...................        95,666        328,831         14,777
     Common Stock issued through ESPP ...........................        59,060         44,804         27,608
     Common Stock issued through Unit Trust Offering ............         --         1,048,059          --
     Common Stock repurchased and retired .......................    (4,028,600)       (21,800)      (330,300)
                                                                     ----------     ----------     ----------
Shares outstanding at December 31, ..............................    22,813,357     26,417,029     24,771,180
                                                                     ==========     ==========     ==========


     As of December 31, 1999, the Company's percentage ownership of the Operating Partnership was approximately 80%. The remaining 20% are owned by the Common OP Unitholders.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS (CONTINUED)

     In March 1997, the Company's Board of Directors approved a common stock repurchase plan whereby the Company was authorized to repurchase and retire up to 1,000,000 shares of its common stock. The Company's Board of Directors authorized the repurchase of additional shares on May 11, 1999, September 30, 1999, October 4, 1999 and November 29, 1999 of 1,000,000 shares each for a total authorized repurchase of up to 5,000,000 shares. Shares of common stock repurchased and retired under the plan for the years ended December 31, 1999, 1998 and 1997 were 4,028,600, 21,800 and 330,300 respectively.

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

     During 1998, the Company, as general partner of the Operating Partnership, approved the admission of new limited partners (the "1998 Acquisition Partners") to the Operating Partnership in connection with certain acquisitions of real estate and investments in joint ventures (see Notes 5 and 6). The 1998 Acquisition Partners received 342,438 OP Units which are exchangeable on a one-for-one basis for shares of the Company's common stock.

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

     On March 26, 1999, the Operating Partnership repurchased and cancelled 200,000 OP Units from a limited partner of the Operating Partnership.

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

     On April 9, 1999, July 9, 1999, October 8, 1999 and January 14, 2000, the Company paid a $.3875 per share distribution for the quarters ended March 31, 1999, June 30, 1999, September 30, 1999 and December 31, 1999, respectively, to stockholders of record on March 26, 1999, June 25, 1999, September 24, 1999 and December 31, 1999, respectively.

     The Company adopted, effective July 1, 1997, the 1997 Non Qualified Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, certain employees and directors of the Company may each annually acquire up to $100,000 of common stock of the Company. The aggregate number of shares of common stock available under the ESPP shall not exceed 1,000,000, subject to adjustment by the Board of Directors. The common stock may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such month; and (b) the greater of: (i) the closing price for a share on the first day of such month, and (ii) the average closing price for a share for all the business days in the month. Shares of common stock issued through the ESPP for the years ended December 31, 1999, 1998 and 1997 were 59,060, 44,804 and 27,608, respectively.


NOTE 5 - REAL ESTATE

     Land improvements consist primarily of improvements such as grading, landscaping, and infrastructure items such as streets, sidewalks or water mains. Depreciable property consists of permanent buildings in the communities such as clubhouses, laundry facilities, maintenance storage facilities, and furniture, fixtures and equipment.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - REAL ESTATE (CONTINUED)

     During the year ended December 31, 1997, the Company acquired twenty-two communities for an aggregate purchase price of approximately $156.4 million. These acquisitions were funded with approximately $60.6 million in borrowings under the Company's line of credit, issuance of approximately $64 million of OP Units, assumption of approximately $13 million in debt, approximately $7.4 million of existing available cash, issuance of installment notes totaling approximately $6 million and entry into a lease, accounted for as a capital lease, valued at approximately $2.4 million. In connection with the acquisition of one of the communities, the Company issued an additional $1.1 million of OP units in 1998.

     On September 4, 1997, the Company entered into a portfolio purchase agreement (as amended by a supplemental agreement on December 17, 1997) to acquire 37 manufactured home communities (the "Ellenburg Communities") from partnerships having Ellenburg Capital Corporation ("ECC") as the general partner for a purchase price in excess of $300 million. During 1997 and 1998, the Company closed on the acquisition of thirty-one of the Ellenburg Communities for an aggregate purchase price of approximately $278 million and gained control of an additional five Ellenburg Communities with acquisition advances of approximately $57 million to the partnerships which own such Ellenburg Communities. The Company funded the acquisition advances with borrowings under the Company's line of credit and term bank facilities. In addition, the Company assumed debt of approximately $32 million and issued OP Units of approximately $4.9 million in connection with this transaction.

     In connection with the supplemental agreement entered into in December 1997, on February 12, 1998, the Company exercised its right of first refusal to purchase five of the Ellenburg Communities. A third party, backed by one of the Company's competitors upon denial of a stay of the sale, has appealed certain orders of the Superior Court for the State of California, County of Los Angeles, related to the Company's acquisition of the Ellenburg Communities, including the order approving the supplemental agreement. The Company does not expect the appeals to be successful, or if successful, to have a material impact on the Company's acquisition of the Ellenburg Communities.

     During 1998, the Company received approximately $14.3 million, including approximately $365,000 of interest income, which was being held subject to the completion of due diligence procedures on the Ellenburg Communities. The persons appointed to windup the affairs of ECC have released the funds and have presented a status report to the court. The $14.3 million was initially recorded as a liability until certain related issues were finalized. The Company believes, at this time, a settlement of these issues is substantially complete and has accordingly, in a non-cash transaction, relieved the liability and adjusted the purchase price of the Ellenburg Communities.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - REAL ESTATE (CONTINUED)

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

     The following unaudited, summarized pro forma financial information presents the effect of all material transactions which transpired from January 1, 1997 to December 31, 1999. In management's opinion, the summarized pro forma financial information does not purport to present what actual results would have been had the above transactions occurred on January 1, 1997, or to project results for any future period. The amounts presented in the following table are in thousands, except for per share amounts:


                                                                                 For the Years Ended
                                                                       1999              1998              1997
                                                                   ----------        ----------        -----------
             Total revenues                                        $  215,028        $  205,358        $   196,996
             Pro Forma net income                                  $   27,772        $   35,450        $    23,024
             Pro Forma net income per share - basic                $     1.10        $     1.12        $       .89
             Pro Forma net income per share - fully diluted        $     1.09        $     1.11        $       .88


NOTE 6 - INVESTMENT IN JOINT VENTURE

     On March 18, 1998, the Company joined Plantation Company, LLC and Trails Associates, LLC, two 49% joint venture investments with Meadows Management Company to own two manufactured home communities known as "Plantation on the Lake" and "Trails West", for approximately $6.5 million. Plantation on the Lake is located in Riverside, California and consists of 385 developed sites and 122 expansion sites. Trails West is located in Tucson, Arizona and consists of 488 developed sites and 294 expansion sites. The Company's investments were funded with a $3.9 million borrowing under the Company's line of credit and with the issuance of approximately $2.6 million in OP Units. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures on the equity method.

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

     Following is unaudited financial information for the Affiliates for the year ended December 31, 1999 and 1998 (amounts in thousands):


                                                        1999            1998
                                                     ----------       ----------
                Assets                               $   23,201       $  16,906
                Liabilities, net of amounts due
                  to the Company                        (11,512)         (9,109)
                                                     ----------       ---------
                Net investment in Affiliates         $   11,689       $   7,797
                                                     ==========       =========


                Home sales                           $   34,662       $  24,662
                Cost of sales                           (27,029)        (18,999)
                Other revenues and expenses, net         (5,568)         (4,593)
                                                     ----------       ---------
                Equity in income of Affiliates       $    2,065       $   1,070
                                                     ==========       =========



NOTE 8 - NOTES RECEIVABLE

     At December 31, 1999 and 1998, the Company had approximately $4.3 million and $15.7 million in notes receivable, respectively. The Company has $1.1 million in purchase money notes with monthly principal and interest payments at 7.0%, maturing on July 31, 2001.

     On January 6, 1998, the Company funded a $12.3 million loan (the "Meadows Loan") to Meadows Preservation, Inc. The Meadows Loan is collateralized by The Meadows manufactured home community located in Palm Beach Gardens, Florida, bears interest at the lesser of 9% or the cash flow of the property and matured on April 30, 1999, as amended. On April 1, 1999, the Company effectively exchanged The Meadows Loan for an equity interest in the partnership that owns The Meadows. The Company accounts for The Meadows as an acquisition and consolidates the property and related results of operations.

     On May 12, 1998, the Company entered into an agreement to loan $5.9 million to Trails Associates, LLC (the "Trails West Loan") for development of the property known as Trails West. Subsequently, the Company has funded $3.2 million under the Trails West Loan. This loan is collateralized by the property known as Trails West, bears interest at the rate of approximately 8.5% and matures on June 1, 2003.

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

     At December 31, 1999 and 1998, the Company had approximately $4.5 million and $4.7 million in employee notes receivable, respectively.

NOTE 10 - LONG-TERM BORROWINGS

     As of December 31, 1999 and 1998, the Company had outstanding mortgage indebtedness of approximately $513.1 million and $500.6 million, respectively, encumbering 73 and 72 of the Company's properties, respectively. As of December 31, 1999 and 1998, the carrying value of such properties was approximately $638 million and $634 million, respectively.

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

     In connection with the acquisition of the College Heights Communities, the joint venture formed by the Company and Wolverine Investors L.L.C. borrowed approximately $68 million (the "College Heights Debt") at an interest rate of 7.19%, maturing July 1, 2008. As of December 31, 1999 and 1998, the principal balance on this debt was $67.1 million and $67.6 million, respectively.

     As of December 31, 1999 and 1998, the Company also had outstanding debt on 25 and 23 properties in the aggregate amounts of approximately $182 million and $169 million, respectively. The related discount or premium is amortized over the life of the loan using the effective interest rate. In addition, the Company recorded a $2.4 million loan in connection with a direct financing lease entered into in May 1997. Scheduled maturities for the outstanding indebtedness, excluding the Mortgage Debt and College Heights Debt, are at various dates through November 30, 2020, and fixed interest rates range from 7.25% to 9.05%.

     The Company has a $175 million unsecured line of credit with a group of banks (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. The Credit Agreement matures on August 17, 2000, at which time the Company may extend the maturity date to August 17, 2002 and the Credit Agreement would be converted to a term loan. The Company pays a fee on the average unused amount of such credit equal to 0.15% of such amount. As of December 31, 1999 and 1998, $107.9 million and $145 million was outstanding under the Credit Agreement, respectively.

     The Company has a $100 million term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. The Term Loan matures on April 3, 2000 and may be extended to April 3, 2002. The Company's only obligation for extension is to provide the creditor with adequate notice. The Company expects to provide such notice and extend the maturity in accordance with the loan agreement.

     The Company has installment notes payable, secured by a letter of credit, with interest rates of 7.5%, maturing September 1, 2002. Approximately $2.9 million of the notes pay principal annually and interest quarterly and the remaining $1.3 million of the notes pay interest quarterly. As of December 31, 1999 and 1998, approximately $4.2 million and $5.3 million was outstanding on the installment notes, respectively.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - LONG-TERM BORROWINGS (CONTINUED)

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The cost of the 1998 Swap consisted only of legal costs which were deemed immaterial. The value of the 1998 Swap was impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on December 31, 1999, the applicable LIBOR swap rate would have been approximately 6.57%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap versus its current value by approximately $28,000. The Company accounts for the 1998 Swap as a hedge. Payments and receipts under the 1998 Swap were accounted for as an adjustment to interest expense. On January 10, 2000, the Company terminated the 1998 Swap and received $1.0 million of proceeds which will be amortized as an adjustment to interest expense through March 2003.

     Aggregate payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):



                                YEAR                    AMOUNT
                             -----------              ------------
                                2000                  $   112,924    (a)
                                2001                       85,817
                                2002                      104,983    (b)
                                2003                       31,287
                                2004                       31,391
                             Thereafter                   358,862
                                                      -----------
                                Total                 $   725,264
                                                      ===========

(a) Includes the Credit Agreement which the Company can, at its option, extend maturity through August 17, 2002.
(b) Assumes extension of the Term Loan

NOTE 11 - LEASE AGREEMENTS

     The leases entered into between the tenant and the Company for the rental of a site are month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Non-cancelable long-term leases, with remaining terms up to eleven years, are in effect at certain sites within nineteen of the Properties. Rental rate increases at these properties are primarily a function of increases in the Consumer Price Index taking into consideration certain floors and ceilings. Additionally, periodic market rate adjustments are made as deemed necessary. Future minimum rents are scheduled to be received under noncancelable tenant leases at December 31, 1999 as follows (amounts in thousands):


                                YEAR                     AMOUNT
                             ----------               ------------
                                2000                  $    38,319
                                2001                       37,423
                                2002                       20,028
                                2003                        8,353
                                2004                        4,350
                             Thereafter                    29,351
                                                      -----------
                                Total                 $   137,824
                                                      ===========


NOTE 12 - GROUND LEASES

     The Company leases land under noncancellable operating leases at certain of the properties expiring in various years from 2022 to 2031 with terms which require twelve equal payments per year plus additional rents calculated as a percent of gross revenues. For the year(s) ended December 31, 1999,1998 and 1997 ground lease rent was $1.6 million. Minimum future rental payments under the ground lease are $1.6 million for each of the next five years and $31.1 million thereafter.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

     Equity Group Investments, Inc. ("EGI"), an entity controlled by Mr. Samuel Zell, Chairman of the Board of Directors, and certain of its affiliates have provided services such as administrative support, investor relations, corporate secretarial, real estate tax evaluation services, market consulting and research services, and computer and support services. Fees paid to EGI and its affiliates amounted to approximately $74,000, $104,000 and $140,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Amounts due to these affiliates were approximately $4,000, $7,000 and $15,000 as of December 31, 1999, 1998 and 1997, respectively.

     Certain related entities, owned by persons affiliated with Mr. Zell, have provided services to the Company. These entities include, but are not limited to, Rosenberg & Liebentritt, P.C. which provided legal services, including property acquisition services; The Riverside Agency, Inc. which provided insurance brokerage services; Equity Office Properties Trust which provided office space to the Company; and Equity Properties & Development, LP which provided accounting services. Fees paid to these entities amounted to approximately $473,000, $850,000 and $459,000 for the years December 31, 1999, 1998 and 1997, respectively. Amounts due to these affiliates were approximately $33,000, $35,000 and $63,000 as of December 31, 1999, 1998 and 1997,
respectively. Of the amounts charged by these affiliates during the years ended December 31, 1999, 1998 and 1997, approximately $12,000, $175,000 and $105,000, respectively, were capitalized.

     Related party agreements or fee arrangements are generally for a term of one year and approved by independent members of the Board of Directors.

NOTE 14 - STOCK OPTION PLAN AND STOCK GRANTS

     A Stock Option Plan (the "Plan") was adopted by the Company in December 1992. Pursuant to the Plan, certain officers, directors, employees and consultants of the Company may be offered the opportunity to acquire shares of common stock through the grant of stock options ("Options"), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Code. The Compensation Committee will determine the vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 1999, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. The Plan allows for 10,000 Options to be granted annually to each director. The common stock with respect to which the Options may be granted during any calendar year to any grantee shall not exceed 250,000 shares. In addition, the Plan provides for the granting of stock appreciation rights ("SARs") and restricted stock grants ("Stock Grants"). A maximum of 4,000,000 shares of common stock was available for grant under the Plan as of December 31, 1999.

     In 1999, 1998 and 1997, the Company issued 14,666, 18,238 and 14,777 shares related to Stock Grants, respectively, which represented a portion of certain employee's bonuses. The shares related to the Stock Grants shall be restricted for a period of two years from the date of grant. The fair market value of these Stock Grants of approximately $351,984, $445,000 and $394,361 at the date of grant was recorded as compensation expense by the Company in 1999, 1998 and 1997, respectively.

     In 1997, the Company awarded 77,750 Stock Grants to certain members of senior management of the Company. These Stock Grants vest over three years and are dependent upon certain performance benchmarks tied to total returns to shareholders being met. The fair market value of these Stock Grants of approximately $2.1 million as of the date of grant was treated in 1997 as deferred compensation. The Company amortized approximately $519,000, $519,000 and $1.0 million related to these Stock Grants in 1999, 1998 and 1997 respectively.

     In 1998, the Company awarded 233,500 Stock Grants to certain members of senior management of the Company. These Stock Grants vest over five years, but may be restricted for a period of up to ten years depending upon certain performance benchmarks tied to increases in funds from operations being met. The fair market value of these Stock Grants of approximately $5.7 million as of the date of grant was treated in 1998 as deferred compensation. The Company amortized approximately $569,000 related to these Stock Grants in 1999.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - STOCK OPTION PLAN (CONTINUED)

     In 1999, the Company awarded 32,500 Stock Grants to certain members of senior management of the Company. These Stock Grants vest over three years with one-half vesting in 1999 and are dependent upon certain performance benchmarks tied to total returns to shareholders being met. The fair market value of these Stock Grants of approximately $770,000 as of the date of grant was treated in 1999 as deferred compensation. The Company amortized approximately $385,000 related to these Stock Grants in 1999.

     In 1999, the Plan was amended to provide a Stock Grant of 2,000 shares vesting over three years in lieu of the 10,000 Options granted after the amendment to each director, if the director so elects. The Company recognized approximately $129,000 of expense and recorded approximately $257,000 of deferred compensation related to these Stock Grants in 1999.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its Options and Stock Grants because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's Options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Additionally, the amount recognized as expense for the Stock Grants during any given year of the performance period is dependent on certain performance benchmarks being met.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its Options and Stock Grants under the fair value method of that Statement. The fair value for the Options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.3%, 5.7% and 6.3%; dividend yields of 6.3%, 5.8% and 5.5%; volatility factors of the expected market price of the Company's common stock of .21, .23 and .24; and a weighted-average expected life of the Options of 5 years. The fair value of the Stock Grants granted in 1997, 1998 and 1999 has been estimated at approximately 30% below the calculated fair market value on the date of grant because these Stock Grants may remain restricted even after they become fully vested.

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

     For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period and the estimated fair value of the Stock Grants are amortized to expense over the same period. The pro forma effect of SFAS No. 123 on the Company's net income for the years ended December 31, 1999, 1998 and 1997 was ($138,000) ($0 per share), $225,000 ($0.01 per share) and $0 ($0 per share), respectively.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - STOCK OPTION PLAN (CONTINUED)

     A summary of the Company's stock option activity, and related information for the years ended December 31, 1999, 1998 and 1997 follows:


                                                             Weighted Average
                                           Shares Subject   Exercise Price Per
                                             to Option            Share
                                           --------------   ------------------
Balance at December 31, 1996                 1,450,652         $18.31
    Options granted                            404,450          25.37
    Options exercised                         (107,147)         18.82
    Options canceled                           (57,462)         19.75
                                             ---------         ------
Balance at December 31, 1997                 1,690,493          19.91
    Options granted                            378,986          22.04
    Options exercised                         (141,403)         18.07
    Options canceled                           (28,697)         24.09
                                             ---------         ------
Balance at December 31, 1998                 1,899,379          21.08
    Options granted                            313,400          23.91
    Options exercised                         (126,565)         19.25
    Options canceled                           (66,767)         24.08
                                             ---------         ------
Balance at December 31, 1999                 2,019,447         $21.72
                                             =========         ======


     As of December 31, 1999, 1998 and 1997, 747,258 shares, 1,075,091 shares and 1,755,532 shares remained available for grant, respectively, and 1,426,072 shares, 1,269,982 shares and 1,071,890 shares were exercisable, respectively. Exercise prices for Options outstanding as of December 31, 1999 ranged from $12.875 to $26.750, with the substantial majority of the exercise prices exceeding $17.25. The remaining weighted-average contractual life of those Options was 6.4 years.

NOTE 15 - PREFERRED STOCK

     The Company's Board of Directors is authorized under the Company's charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $.01 par value preferred stock (the "Preferred Stock"), with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company's common stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of the New York Stock Exchange. As of December 31, 1999 and 1998, no Preferred Stock was issued by the Company.

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

     In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant's vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company's contribution to the 401(k) Plan was approximately $385,000, $256,000 and $262,000, for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's anticipated plan contribution for the profit sharing component of the 401(k) Plan is approximately $165,000 for the year ended December 31, 1999.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - COMMITMENTS AND CONTINGENCIES


DEANZA SANTA CRUZ MOBILE ESTATES

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

     Under California Civil Code Section 798.41, DeAnza was required to reduce rent by an amount equal to the average cost of usage over the preceding 12 months. This was done. With respect to water, not looking to submit to jurisdiction of the California Public Utility Commission ("CPUC"), DeAnza relied on California Public Utilities Code Section 2705.5 ("CPUC Section 2705.5") to determine what rates would be charged for water on an ongoing basis without becoming a public utility. This statute provides that in a submetered mobilehome park, the property owner is not subject to regulation and control of the CPUC so long as the users are charged what they would be charged by the utility company if users received their water directly from the utility company. In Santa Cruz, customers receiving their water directly from the city's water utility were charged a certain lifeline rate for the first 400 ccfs of water and a greater rate for usage over 400 ccfs of water, a readiness to serve charge of $7.80 per month and tax on the total. In reliance on CPUC Section 2705.5, DeAnza implemented its billings on this schedule notwithstanding that it did not receive the discount for the first 400 ccfs of water because it was a commercial and not a residential customer.

     A dispute with the residents ensued over the readiness to serve charge and tax thereon. The residents argued that California Civil Code Section 798.41 required that the park owner could only pass through its actual costs of water (and that the excess charges over the amount of the rent rollback were an improper rent increase) and that CPUC Section 2705.5 was not applicable. DeAnza unbundled the utility charges from rent consistent with California Civil Code
Section 798.41 and it has generally been undisputed that the rent rollback was accurately calculated.

     In August 1994, when the Company acquired the Property, the Company reviewed the respective legal positions of the Santa Cruz Homeowners Association ("HOA") and DeAnza and concurred with DeAnza. Their reliance on CPUC Section 2705.5 made both legal and practical sense in that residents paid only what they would pay if they lived in a residential neighborhood within the city of Santa Cruz and permitted DeAnza to recoup part of the expenses of operating a submetered system through the readiness to serve charge.

     Over a period of 18 months from 1993 into May of 1995, a series of complaints were filed by the HOA and Herbert Rossman, a resident, against DeAnza, and later, the Company. DeAnza and the Company demurred to each of these complaints on the grounds that the CPUC had exclusive jurisdiction over the setting of water rates and that residents under rent control had to first exhaust their administrative remedies before proceeding in a civil action. At one point, the case was dismissed (with leave to amend) on the basis that jurisdiction was with the CPUC and, at another point, Mr. Rossman was dismissed from the case because he had not exhausted his administrative remedies.

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

     On March 12, 1997, the Company also filed an application with the CPUC to dedicate the water system at this Property to public use and have the CPUC set cost based rates for water usage. The Company believed it was obligated to take this action because of its consistent reliance on CPUC Section 2705.5 as a safe harbor from CPUC jurisdiction. That is, when the Company could no longer charge for water as the local serving utility would charge, it was no longer exempt from the CPUC's jurisdiction and control under CPUC Section 2705.5.

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

     Following this decision, the CPUC granted the Company its certificate of convenience and necessity on December 17, 1998 and approved cost based rates and charges for water that exceed what residents were paying under the Company's reliance on CPUC Section 2705.5. Concurrently, the CPUC also issued an Order Instituting Investigation ("OII") confirming its exclusive jurisdiction over the issue of water rates in a submetered system and commencing an investigation into the confusion and turmoil over billings in submetered properties. Specifically, the OII states: "The Commission has exclusive and primary jurisdiction over the establishment of rates for water and sewer services provided by private entities."

     Specifically, the CPUC ruling regarding the Company's application stated:
"The ultimate question of what fees and charges may or may not be assessed, beyond external supplier pass-through charges, for in-park facilities when a mobile home park does not adhere to the provisions of CPUC Section 2705.5, must be decided by the Commission."

     After the court of appeals decision, the HOA brought all of its members back into the underlying civil action for the purpose of determining damages, including punitive damages, against the Company. The trial was continued from July 1998 to January 1999 to give the CPUC time to act on the Company's application. Notwithstanding the action taken by the CPUC in issuing the OII in December 1998, the trial court denied the Company's motion to dismiss on jurisdictional grounds and trial commenced before a jury on January 11, 1999.

     Not only did the trial court not consider the Company's motion to dismiss, the trial court refused to allow evidence of the OII or the Company's CPUC approval to go before the jury. Notwithstanding the Company's strenuous objections, the judge also allowed evidence of the Company's and DeAnza's litigation tactics to be used as evidence of bad faith and oppressive actions (including evidence of the application to the CPUC requesting a $22.00 readiness to serve charge). The Company's motion for a mistrial based upon these evidentiary rulings was denied. On January 22, 1999, the jury returned a verdict awarding $6.0 million of punitive damages against the Company and DeAnza. The Company had previously agreed to indemnify DeAnza on the matter.

     The Company has bonded the judgment pending appeal in accordance with California procedural rules, which require a bond equal to 150% of the amount of the judgment. Post-judgment interest will accrue at the statutory rate of 10.0% per annum.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     On April 19, 1999, the trial court denied all of the Company's and DeAnza's post-trial motions for judgement notwithstanding the verdict, new trial and remittitur. The trial court also awarded $700,000 of attorneys' fees to plaintiffs. The Company has appealed the jury verdict and attorneys' fees award and the Company has filed its opening brief in the jury verdict case. The Company also has filed two related appeals challenging the result of related litigation and a resulting attorneys' fee award. The two related appeals are based on a preemption argument. The Company asserts the superior courts' ability to enter an attorneys' fee award in an earlier case and take certain other actions which were preempted by the exercise of exclusive jurisdiction by the CPUC over the issue of how to set rates for water in a submetered mobilehome park. The Company is awaiting notice from the court of appeal setting oral argument in these two appeals. The jury verdict appeal also raises the jurisdictional argument as well as several other arguments for reversal of the punitive damage award or for a new trial. One of the arguments raised by the Company in the jury verdict appeal is that punitive damages are not available in a case brought under Section 798.41 of the California Mobilehome Residency Law ("MRL") since the MRL contains its own penalty provisions. The court of appeal granted the Company's request for judicial notice of the legislative history of the applicable MRL sections, which indicates to the Company that the court of appeal is receptive to this argument. Although no assurances can be given, the Company believes the appeals will be successful.

     Subsequently, in June 1999 the DeAnza Santa Cruz Homeowners Association filed a complaint in the Superior Court of California, County of Santa Cruz (No. 135991) against the Company, MHC Acquisition One, L.L.C. and Starland Vistas, Inc. The new lawsuit seeks damages, including punitive damages, for alleged violations of California Civil Code Sections 798.31 and 798.41 arising from implementation of utility rates previously approved by the CPUC. The Company demurred to (filed a motion to dismiss) the complaint on the grounds that the Court lacks jurisdiction to hear the subject matter of the complaint given that the CPUC has exclusive jurisdiction over utility rates and charges at the Property. The California Superior Court denied the motion to dismiss and the court of appeal denied the Company's request to review the denial of the demurrer. The California Superior Court has also denied the Company's motion for summary judgement. The Company intends to vigorously defend the matter, including by filing a motion for summary judgement. The matter is expected to go to trial in March 2000.

UNITED STATES ENVIRONMENTAL PROTECTION AGENCY

     On September 29, 1995, the United States Environmental Protection Agency ("USEPA") issued its Findings of Violations and Order for Compliance with respect to the National Pollution Discharge Elimination System ("NPDES") Permit governing the operation of the onsite waste water treatment plant at one of the Properties. On October 6, 1995, the USEPA issued its Findings of Violation and Order for Compliance with respect to NPDES Permit governing the operation of the onsite wastewater treatment plant at another of the Properties. The Company and the USEPA have reached a tentative agreement to resolve the matter in which the operation of the remaining waste water treatment plant would be subject to a consent decree that would provide for fines and penalties in the event of future violations and the Company would contribute monies to a supplemental environmental project and pay a fine. The tentative agreement has not yet been reduced to writing and therefore remains subject to change. The Company does not believe the impact of the settlement will be material and the Company believes it has established adequate reserves for any amounts that may be paid.

ELLENBURG COMMUNITIES

     In connection with the acquisition of the Ellenburg Communities (as hereinafter defined) and pursuant to orders of the California Superior Court ("Court"), approximately $30 million of the amounts paid by the Company have been deposited with the court appointed winding up agents (the "Winding Up Agents"). The deposited amounts relate to claims (the "Karno Claims") of Norton
S. Karno (and related entities) who at various times has been a creditor, advisor, lawyer and shareholder of certain of the entities related to the Ellenburg Communities. The Winding Up Agents have disputed the claims and have filed a complaint against Mr. Karno (and related entities) requesting that the court determine that the claims be reduced or eliminated.

     On October 30, 1998, the Company received notice of a lawsuit filed against the Company and certain executive officers of the Company in the Los Angeles County Superior Court alleging, among other causes of action, that the Company breached certain agreements in connection with the Ellenburg acquisition and claiming damages in excess of $50 million plus punitive damages. The Company believes most of the claim relates to the disputed Karno Claims discussed above. The Company believes the claims are without merit, intends to vigorously defend the defendants in this matter and does not believe the impact of this matter will be material.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     In connection with the acquisition of the Ellenburg Communities, Mr. Karno and others have appealed various court orders on which the Company has relied. Mr. Karno has also sought before both the California Superior Court and Court of Appeals to take control of ECC (as hereinafter defined), but to date none of his attempts have been successful.

     On September 8, 1999, Ellenburg Fund 20 ("Fund 20") filed a cross complaint in the dissolution proceeding against the Company and certain of its affiliates alleging causes of action for fraud and other claims in connection with the Ellenburg acquisition. By stipulation, the Company has not yet had to respond to the complaint, which the Company believes to be completely without merit. The Company's defense to the claims include documents and letters signed by the court-appointed Winding Up Agents supporting the Company's position.

     Mr. Karno, the Company and certain other parties have entered into a global settlement agreement which was filed with the Court in February 2000. The Court will hold a hearing on the motion to approve the settlement agreement in March 2000. Although the Company can provide no assurances that the settlement will be approved, should the Court approve the settlement agreement, substantially all of the litigation and appeals involving the Ellenburg acquisition would be settled or dismissed. At this time, the global settlement agreement does not dispose of the Fund 20 lawsuit against the Company. However, the Company believes that there is a substantial likelihood that settlement with Fund 20 will be reached or, if not, that the Company will ultimately successfully defend itself against the lawsuit.

CANDLELIGHT PROPERTIES, L.L.C

     In 1996, 1997 and 1998, the Lending Partnership made a loan to Candlelight Properties, L.L.C. ("Borrower") in the principal amount of $8,050,000. The loan is secured by a mortgage on Candlelight Village ("Candlelight"), a property in Columbus, Indiana. The Company accounts for the loan as an investment in real estate and, accordingly, Candlelight's results of operations are consolidated with the Company's for financial reporting purposes. Concurrently with the funding of the loan, Borrower granted the Operating Partnership the option to acquire Candlelight upon the maturity of the loan. The Operating Partnership notified Borrower that it was exercising its option to acquire Candlelight in March 1999, and the loan subsequently matured on May 3, 1999. However, Borrower failed to repay the loan and refused to convey Candlelight to the Operating Partnership.

     Borrower filed suit in the Circuit Court of Bartholomew County, Indiana ("Court") on May 5, 1999, seeking declaratory judgment on the validity of the exercise of the option. The Lending Partnership filed suit in the Court the next day, seeking to foreclose its mortgage, and the suits were consolidated by the Court. The Court issued an Order on December 1, 1999, finding, among other things, that the Operating Partnership had validly exercised the option. Both parties have filed motions to correct errors in the Order, which motions are currently pending before the Court. The Court has not yet ruled on the foreclosure complaint; however, given the Court's finding in the Order, the Lending Partnership believes that Borrower has no valid defense in the foreclosure action. The Operating Partnership and the Lending Partnership intend to continue vigorously pursuing this matter and believe that, while no assurance can be given, such efforts will be successful.

     The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is unaudited quarterly data for 1999 and 1998 (amounts in thousands, except for per share amounts):


                                                                            FIRST     SECOND    THIRD     FOURTH
                                                                           QUARTER   QUARTER   QUARTER   QUARTER
                           1999                                             3/31      6/30      9/30      12/31
-----------------------------------------------------------------------   --------   -------  --------   -------
Total Revenues .........................................................   $54,390   $52,446   $53,537   $54,654
Income before allocation to Common OP Units ............................   $10,078   $ 8,477   $ 8,417   $ 7,056
Net income available to common shareholders ............................   $ 8,234   $ 6,968   $ 6,877   $ 5,693

Weighted average Common Shares outstanding - Basic......................    26,157    25,773    25,613    23,381
Weighted average Common Shares outstanding - Diluted....................    32,340    31,829    31,586    29,281

Net income per Common Share outstanding - Basic ........................   $  0.31   $  0.27   $  0.27   $  0.24
Net income per Common Share outstanding - Diluted ......................   $  0.31   $  0.27   $  0.27   $  0.24


                                                                            FIRST    SECOND     THIRD    FOURTH
                                                                           QUARTER   QUARTER   QUARTER   QUARTER
                           1998                                              3/31      6/30      9/30      12/31
------------------------------------------------------------------------   -------   -------   -------   -------
Total Revenues .........................................................   $44,872   $47,894   $50,809   $51,254
Income before allocation to Common OP Units ............................   $ 9,586   $ 9,066   $ 8,440   $ 8,570
Net income available to common shareholders ............................   $ 7,765   $ 7,343   $ 6,837   $ 6,984

Weighted average Common Shares outstanding - Basic......................    24,805    25,659    25,988    26,033
Weighted average Common Shares outstanding - Diluted....................    31,095    32,095    32,339    32,382

Net income per Common Share outstanding - Basic ........................   $  0.31   $  0.29   $  0.26   $  0.27
Net income per Common Share outstanding - Diluted ......................   $  0.31   $  0.28   $  0.26   $  0.26

                                   SCHEDULE II
                       MANUFACTURED HOME COMMUNITIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 1999


                                                                             ADDITIONS
                                                                     --------------------------
                                                     BALANCE AT       CHARGED       CHARGED                         BALANCE AT
                                                     BEGINNING           TO         TO OTHER                          END OF
                                                     OF PERIOD         INCOME       ACCOUNTS       DEDUCTIONS(1)      PERIOD
                                                    ------------     ----------    -----------    -------------    ----------
For the year ended December 31, 1997:

     Allowance for doubtful accounts.........          $250,000        $150,985      $  --         ($150,985)       $250,000

For the year ended December 31, 1998:

     Allowance for doubtful accounts.........          $250,000        $167,774      $  --         ($167,774)       $250,000

For the year ended December 31, 1999:

     Allowance for doubtful accounts.........          $250,000        $413,573      $  --         ($363,573)       $300,000



(1)      Deductions represent tenant receivables deemed uncollectible.

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                                             Costs
                                                                                          Capitalized
                                                                                          Subsequent to
                                                                   Initial Cost to         Acquisition
                                                                       Company            (Improvements)
                                                                 -------------------    -----------------
                                                                         Depreciable          Depreciable
   Real Estate             Location              Encumbrances     Land     Property     Land    Property
---------------------------------------------------------------------------------------------------------
Apollo Village             Phoenix          AZ              0      932       3,219        0       320
Brentwood Manor            Mesa             AZ          4,819    1,998       6,024        0       187
Casa del Sol #1            Peoria           AZ          6,781    2,215       6,467        0       119
Casa del Sol #2            Glendale         AZ          6,914    2,104       6,283        0       123
Casa del Sol #3            Glendale         AZ              0    2,450       7,452        0        16
Central Park               Phoenix          AZ          7,178    1,612       3,784        0       326
Hacienda De Valencia       Mesa             AZ          8,413      833       2,701        0       694
Palm Shadows               Glendale         AZ          3,288    1,400       4,218        0       234
Sedona Shadows             Sedona           AZ          2,708    1,096       3,431        0       241
Sunrise Heights            Phoenix          AZ              0      999       3,016        0       219
The Mark                   Mesa             AZ              0    1,354       4,660        5       433
The Meadows                Tempe            AZ              0    2,614       7,887        0       319
California Hawaiian        San Jose         CA         17,961    5,825      17,755        0       132
Concord Cascade            Pacheco          CA         10,373      985       3,016        0       501
Contempo Marin             San Rafael       CA         16,134    4,779      16,379        8     1,146
Coralwood                  Modesto          CA              0        0       5,047        0        73
Date Palm Country Club     Cathedral City   CA          9,433    4,138      14,064      (23)    1,013
Four Seasons               Fresno           CA              0      756       2,348        0        77
Garden West Office Plaza   Monterey         CA              0      535       1,702     (535)   (1,702)
Lamplighter                Spring Valley    CA          9,386      633       2,201        0       396
Monte del Lago             Castroville      CA          8,429    3,150       9,469        0       363
Nicholson Plaza            San Jose         CA              0        0       4,512        0        (7)
Quail Meadows              Riverbank        CA              0    1,155       3,469        0       108
Rancho Valley              El Cajon         CA          4,642      685       1,902        0       345
Royal Oaks                 Visalia          CA              0      602       1,921        0        41
Santa Cruz                 Santa Cruz       CA          4,309    2,103       7,204        0       202
Sea Oaks                   Los Osos         CA              0      871       2,703        0        46
Sunshadow                  San Jose         CA              0        0       5,707        0        56
Westwinds (4 Properties)   San Jose         CA              0        0      17,616        0     3,632
Cimarron                   Broomfield       CO          8,080      863       2,790        0       361
Golden Terrace             Golden           CO          8,034      826       2,415        0       205
Golden Terrace South       Golden           CO          2,400      750       2,265        0       246
Golden Terrace West        Golden           CO          9,728    1,694       5,065        0       617
Hillcrest Village          Aurora           CO         15,464    1,912       5,202      289     1,608
Holiday Hills              Denver           CO         19,420    2,159       7,780        0     2,411
Holiday Village CO         Co. Springs      CO          6,259      567       1,759        0       377


                              Gross Amount Carried
                                   at Close of
                                 Period 12/31/99
                            ----------------------------
                                    Depreciable             Accumulated     Date of
                            Land     Property      Total   Depreciation   Acquisition
-------------------------------------------------------------------------------------
Apollo Village                932      3,539        4,471     (622)         1994
Brentwood Manor             1,998      6,211        8,209   (1,408)         1993
Casa del Sol #1             2,215      6,586        8,801     (557)         1996
Casa del Sol #2             2,104      6,406        8,510     (524)         1996
Casa del Sol #3             2,450      7,468        9,918     (394)         1998
Central Park                1,612      4,110        5,722   (2,125)         1983
Hacienda De Valencia          833      3,395        4,228   (1,645)         1984
Palm Shadows                1,400      4,452        5,852     (993)         1993
Sedona Shadows              1,096      3,672        4,768     (283)         1997
Sunrise Heights               999      3,235        4,234     (628)         1994
The Mark                    1,359      5,093        6,452     (895)         1994
The Meadows                 2,614      8,206       10,820   (1,621)         1994
California Hawaiian         5,825     17,887       23,712   (1,644)         1997
Concord Cascade               985      3,517        4,502   (1,740)         1983
Contempo Marin              4,787     17,525       22,312   (3,041)         1994
Coralwood                       0      5,120        5,120     (399)         1997
Date Palm Country Club      4,115     15,077       19,192   (2,663)         1994
Four Seasons                  756      2,425        3,181     (190)         1997
Garden West Office Plaza        0          0            0        0          1997
Lamplighter                   633      2,597        3,230   (1,302)         1983
Monte del Lago              3,150      9,832       12,982     (763)         1997
Nicholson Plaza                 0      4,505        4,505     (350)         1997
Quail Meadows               1,155      3,577        4,732     (207)         1998
Rancho Valley                 685      2,247        2,932   (1,145)         1983
Royal Oaks                    602      1,962        2,564     (153)         1997
Santa Cruz                  2,103      7,406        9,509   (1,139)         1994
Sea Oaks                      871      2,749        3,620     (214)         1997
Sunshadow                       0      5,763        5,763     (449)         1997
Westwinds (4 Properties)        0     21,248       21,248   (1,531)         1997
Cimarron                      863      3,151        4,014   (1,618)         1983
Golden Terrace                826      2,620        3,446   (1,301)         1983
Golden Terrace South          750      2,511        3,261     (208)         1997
Golden Terrace West         1,694      5,682        7,376   (2,362)         1986
Hillcrest Village           2,201      6,810        9,011   (3,290)         1983
Holiday Hills               2,159     10,191       12,350   (4,817)         1983
Holiday Village CO            567      2,136        2,703   (1,063)         1983

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                                                     Costs
                                                                                                  Capitalized
                                                                                                  Subsequent to
                                                                          Initial Cost to          Acquisition
                                                                              Company            (Improvements)
                                                                        -------------------    ------------------
                                                                                Depreciable           Depreciable
   Real Estate                 Location                  Encumbrances     Land     Property    Land     Property
-----------------------------------------------------------------------------------------------------------------
Pueblo Grande                  Pueblo              CO          3,473       241     1,069         0        260
Woodland Hills                 Denver              CO              0     1,928     4,408         0      1,956
Camelot Acres                  Rehoboth            DE          6,997       527     2,058         0        402
Mariners Cove                  Millsboro           DE              0       990     2,971         0      2,570
Waterford Estates              Wilmington          DE              0     5,250    16,202         0        243
Whispering Pines               Lewes               DE              0     1,536     4,609         0        558
Arrowhead                      Lantana             FL              0     5,325    15,420         0        353
Bay Indies                     Venice              FL         23,431    10,483    31,559         0        585
Bay Lake Estates               Nokomis             FL          2,037       990     3,390         0        257
Buccaneer                      N. Ft. Myers        FL          7,382     4,207    14,410         0        355
Bulow Village                  Flagler Beach       FL          1,220     3,633       949         4      2,733
Colonies of Margate            Margate             FL         12,171     5,890    20,211         0        546
Coquina                        St Augustine        FL              0     5,286     5,545         0          0
Country Place                  New PortRichey      FL          4,004       663         0        18      5,576
East Bay Oaks                  Largo               FL          6,669     1,240     3,322         0        292
Eldorado Village               Largo               FL          4,572       778     2,341         0        240
FFEC-Six (Water Company)       N. Ft. Myers        FL              0       401     3,608         0        139
Heritage Village               Vero Beach          FL              0     2,403     7,259         0        204
Lake Fairways                  N. Ft. Myers        FL              0     6,075    18,134         0        389
Lake Haven                     Dunedin             FL          8,065     1,135     4,047         0        428
Lakewood Village               Melbourne           FL              0     1,863     5,627         0        229
Mid-Florida Lakes              Leesburg            FL         12,333     5,997    20,635         0      1,683
Oak Bend                       Ocala               FL              0       850     2,572         0        386
Pine Lakes                     N. Ft. Myers        FL              0     6,306    14,579         0      4,534
Sherwood Forest RV Park        Kissimmee           FL              0     3,437     3,621         0        291
Spanish Oaks                   Ocala               FL          7,688     2,250     6,922         0        316
Sunset Oaks                    Plant City          FL              0     1,111     2,513      (340)       (23)
The Heritage                   N. Ft. Myers        FL              0     1,438     4,371         0      1,680
The Meadows, FL                Palm Beach Gardens  FL          9,398     3,312     9,870         0          0
Windmill Village - Ft. Myers   N. Ft. Myers        FL          9,061     1,417     5,440         0        717
Windmill Village North         Sarasota            FL          5,559     1,523     5,063         0        428
Windmill Village South         Sarasota            FL          9,252     1,106     3,162         0        211
Holiday Village, IA            Sioux City          IA              0       313     3,744         0        294
Golf Vistas                    Monee               IL              0     2,843     4,719         0      1,359
Willow Lake Estates            Elgin               IL         11,908     6,136    21,033         0        807
Burns Harbor Estates           Chesterton          IN              0       916     2,909         0        945
Candlelight Village            Columbus            IN              0     1,513     4,538       250      1,949


                                               Gross Amount Carried
                                                    at Close of
                                                   Period 12/31/99
                                             --------------------------
                                                      Depreciable         Accumulated       Date of
                                              Land     Property   Total   Depreciation    Acquisition
-----------------------------------------------------------------------------------------------------
Pueblo Grande                                   241     1,329     1,570       (669)          1983
Woodland Hills                                1,928     6,364     8,292     (1,270)          1994
Camelot Acres                                   527     2,460     2,987     (1,247)          1983
Mariners Cove                                   990     5,541     6,531     (1,575)          1987
Waterford Estates                             5,250    16,445    21,695     (1,267)          1996
Whispering Pines                              1,536     5,167     6,703     (1,842)          1988
Arrowhead                                     5,325    15,773    21,098     (1,167)          1997
Bay Indies                                   10,483    32,144    42,627     (6,381)          1994
Bay Lake Estates                                990     3,647     4,637       (678)          1994
Buccaneer                                     4,207    14,765    18,972     (2,655)          1994
Bulow Village                                 3,637     3,682     7,319       (450)          1994
Colonies of Margate                           5,890    20,757    26,647     (3,719)          1994
Coquina                                       5,286     5,545    10,831        (56)          1999
Country Place                                   681     5,576     6,257     (1,525)          1986
East Bay Oaks                                 1,240     3,614     4,854     (1,883)          1983
Eldorado Village                                778     2,581     3,359     (1,347)          1983
FFEC-Six (Water Company)                        401     3,747     4,148       (640)          1994
Heritage Village                              2,403     7,463     9,866     (1,410)          1994
Lake Fairways                                 6,075    18,523    24,598     (3,207)          1994
Lake Haven                                    1,135     4,475     5,610     (2,315)          1983
Lakewood Village                              1,863     5,856     7,719     (1,105)          1994
Mid-Florida Lakes                             5,997    22,318    28,315     (3,875)          1994
Oak Bend                                        850     2,958     3,808       (613)          1993
Pine Lakes                                    6,306    19,113    25,419     (3,150)          1994
Sherwood Forest RV Park                       3,437     3,912     7,349       (191)          1998
Spanish Oaks                                  2,250     7,238     9,488     (1,474)          1993
Sunset Oaks                                     771     2,490     3,261       (105)          1998
The Heritage                                  1,438     6,051     7,489     (1,173)          1993
The Meadows, FL                               3,312     9,870    13,182       (217)          1999
Windmill Village - Ft. Myers                  1,417     6,157     7,574     (3,099)          1983
Windmill Village North                        1,523     5,491     7,014     (2,826)          1983
Windmill Village South                        1,106     3,373     4,479     (1,778)          1983
Holiday Village, IA                             313     4,038     4,351     (1,755)          1986
Golf Vistas                                   2,843     6,078     8,921       (551)          1997
Willow Lake Estates                           6,136    21,840    27,976     (3,846)          1994
Burns Harbor Estates                            916     3,854     4,770       (843)          1993
Candlelight Village                           1,763     6,487     8,250       (496)          1996

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999


                                                                                                                  Costs
                                                                                                              Capitalized
                                                                                                              Subsequent to
                                                                           Initial Cost to                      Acquisition
                                                                              Company                         (Improvements)
                                                                           -------------------------      ------------------------
                                                                                        Depreciable                    Depreciable
        Real Estate                 Location             Encumbrances        Land        Property         Land          Property
----------------------------------------------------------------------------------------------------------------------------------
Oak Tree Village                    Portage          IN         6,087             0             0           569         3,357
Bonner Springs                      Bonner Springs   KS             0           343         1,041             0           189
Carriage Park                       Kansas City      KS             0           309           938             0           398
Quivira Hills                       Kansas City      KS             0           376         1,139             0           158
Pheasant Ridge                      Mt. Airy         MD             0           376         1,779             0           144
Briarwood                           Brookline        MO             0           423         1,282             0           172
Dellwood Estates                    Warrensburg      MO             0           300           912             0            98
North Star                          Kansas City      MO             0           451         1,365             0           219
Casa Village                        Billings         MT         8,033         1,011         3,109           181         1,425
Del Rey                             Albuquerque      NM             0         1,926         5,800             0           466
Bonanza                             Las Vegas        NV         9,980           908         2,643             0           470
Cabana                              Las Vegas        NV             0         2,648         7,989             0           106
Flamingo West                       Las Vegas        NV             0         1,732         5,266             0           232
Villa Borega                        Las Vegas        NV         7,721         2,896         8,774             0           106
Rockwood                            Tulsa            OK             0           645         1,622             0           243
Falcon Wood Village                 Eugene           OR             9         1,112         3,426             0            27
Quail Hollow                        Fairview         OR             0             0         3,249             0            41
Shadowbrook                         Clackamas        OR             0         1,197         3,693             0           121
Green Acres                         Breinigsville    PA        16,001         2,680         7,479             0         1,883
All Seasons                         Salt Lake City   UT             0           510         1,623             0           126
Westwood Village                    Farr West        UT             0         1,346         4,179             0           685
Meadows of Chantilly                Chantilly        VA             0         5,430        16,440             0         1,147
Kloshe Illahee                      Federal Way      WA         6,684         2,408         7,286             0            38
Independence Hill                   Morgantown       WV             0           299           898             0           168
College Heights Portfolio
(18 Properties)                     Various                    67,104        17,045        71,382             0             0
Ellenberg (37 Properties)           Various                    56,181        82,633       261,347             0             0
Management Business                 Chicago          IL             0             0           436             0         6,257
                                                           -------------------------------------------------------------------
                                                           $  513,172   $   284,911   $   911,360       $   426        $67,646
                                                           ===================================================================


                                                                   Gross Amount Carried
                                                                      at Close of
                                                                     Period 12/31/99
                                                          --------------------------------------
                                                                         Depreciable                 Accumulated     Date of
                                                             Land         Property       Total       Depreciation   Acquisition
                                                          ---------------------------------------------------------------------
Oak Tree Village                                                569          3,357          3,926           (920)        1987
Bonner Springs                                                  343          1,230          1,573           (399)        1989
Carriage Park                                                   309          1,336          1,645           (448)        1989
Quivira Hills                                                   376          1,297          1,673           (431)        1989
Pheasant Ridge                                                  376          1,923          2,299         (1,104)        1988
Briarwood                                                       423          1,454          1,877           (489)        1989
Dellwood Estates                                                300          1,010          1,310           (340)        1989
North Star                                                      451          1,584          2,035           (537)        1989
Casa Village                                                  1,192          4,534          5,726         (1,972)        1983
Del Rey                                                       1,926          6,266          8,192         (1,414)        1993
Bonanza                                                         908          3,113          4,021         (1,532)        1983
Cabana                                                        2,648          8,095         10,743         (1,510)        1994
Flamingo West                                                 1,732          5,498          7,230         (1,013)        1994
Villa Borega                                                  2,896          8,880         11,776           (699)        1997
Rockwood                                                        645          1,865          2,510           (952)        1983
Falcon Wood Village                                           1,112          3,453          4,565           (270)        1997
Quail Hollow                                                      0          3,290          3,290           (258)        1997
Shadowbrook                                                   1,197          3,814          5,011           (300)        1997
Green Acres                                                   2,680          9,362         12,042         (3,339)        1988
All Seasons                                                     510          1,749          2,259           (140)        1997
Westwood Village                                              1,346          4,864          6,210           (371)        1997
Meadows of Chantilly                                          5,430         17,587         23,017         (3,376)        1994
Kloshe Illahee                                                2,408          7,324          9,732           (573)        1997
Independence Hill                                               299          1,066          1,365           (357)        1990
College Heights Portfolio
(18 Properties)                                              17,045         71,382         88,427         (3,406)        1998
Ellenberg (37 Properties)                                    82,633        261,347        343,980        (15,542)        1998
Management Business                                               0          6,693          6,693         (3,381)
                                                          ------------------------------------------------------
                                                          $ 285,337    $   979,006    $ 1,264,343      ($150,757)
                                                          ======================================================



NOTES:
(1) For depreciable property, the Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen year estimated life for building upgrades and a three-to-seven year estimated life for furniture and fixtures.
(2) The schedule excludes five Properties in which the Company has a non-controlling joint venture interest and accounts for using the equity method of accounting.
(3) The balance of furniture and fixtures included in the total amounts was approximately $10.8 million as of December 31, 1999.
(4) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $1.1 billion, as of December 31, 1999.
(5) All properties were acquired, except for Country Place Village which was constructed.

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

The changes in total real estate for the years ended December 31, 1999, 1998 and 1997 were as follows:


                                      1999           1998           1997
                                  -----------    -----------    -----------
Balance, beginning of year ....   $ 1,237,431    $   936,318    $   597,650
    Acquisitions ..............        12,496        286,880        332,272
    Improvements ..............        16,700         14,566          6,643
    Dispositions and other ....        (2,284)          (333)          (247)
                                  -----------    -----------    -----------
Balance, end of year ..........   $ 1,264,343    $ 1,237,431    $   936,318
                                  ===========    ===========    ===========



The changes in accumulated depreciation for the years ended December 31, 1999, 1998 and 1997 were as follows:


                                      1999         1998         1997
                                   ---------    ---------    ---------

Balance, beginning of year .....   $ 118,021    $  89,208    $  71,481
    Depreciation expense .......      35,020       29,146       17,974
    Dispositions and other .....      (2,284)        (333)        (247)
                                   ---------    ---------    ---------
Balance, end of year ...........   $ 150,757    $ 118,021    $  89,208
                                   =========    =========    =========