Form 10-Q
period 2000-03-31
MANUFACTURED HOME COMMUNITIES INC
filed 2000-05-12
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

             22,103,065 shares of Common Stock as of April 30, 2000.

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS



                          PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS
                                                                         Page
                                                                         ----

    Consolidated Balance Sheets as of March 31, 2000
      (unaudited) and December 31, 1999..................................  3

    Consolidated Statements of Operations for the quarters ended
      March 31, 2000 and 1999 (unaudited)................................  4

    Consolidated Statements of Cash Flows for the quarters ended
      March 31, 2000 and 1999 (unaudited)................................  5

    Notes to Consolidated Financial Statements...........................  6


ITEM 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................  15


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings................................................  19

ITEM 6. Exhibits and Reports on Form 8-K.................................  19

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                    MARCH 31,     DECEMBER 31,
                                                       2000           1999
                                                   (UNAUDITED)
                                                   -----------     -----------
ASSETS
Investment in real estate:
   Land                                            $   285,542     $   285,337
   Land improvements...........................        874,336         876,923
   Buildings and other depreciable property....        103,773         102,083
                                                     1,263,651       1,264,343
   Accumulated depreciation....................       (158,937)       (150,757)
     Net investment in real estate.............      1,104,714       1,113,586
Cash and cash equivalents......................         10,626           6,676
Notes receivable...............................          3,224           4,284
Investment in and advances to affiliates.......         14,478          11,689
Investment in joint ventures...................          9,457           9,501
Rents receivable  .............................          1,471           1,338
Deferred financing costs, net..................          5,255           5,042
Prepaid expenses and other assets..............         11,169           8,222
                                                   -----------     -----------
   Total assets................................    $ 1,160,394     $ 1,160,338
                                                   ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable......................    $   527,830     $   513,172
   Unsecured term loan.........................        100,000         100,000
   Unsecured line of credit....................         98,400         107,900
   Other notes payable.........................          4,192           4,192
   Accounts payable and accrued expenses.......         23,554          20,780
   Accrued interest payable....................          5,499           5,612
   Rents received in advance and
     security deposits.........................         10,421           6,831
   Distributions payable.......................         11,607          11,020
   Due to affiliates...........................             21              33
                                                   -----------     -----------
     Total liabilities.........................        781,524         769,540
                                                   -----------     -----------

Commitments and contingencies

Minority interest - Common OP Units
   and other...................................         52,906          54,397
Minority interest - Perpetual Preferred
   OP Units....................................        125,000         125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued             ---             ---
   Common stock, $.01 par value
     50,000,000 shares authorized;
     22,292,165 and 22,813,357 shares issued
     and outstanding for 2000 and
     1999, respectively........................            224             229
   Paid-in capital.............................        265,937         275,664
   Deferred compensation.......................         (5,826)         (6,326)
   Employee notes                                       (4,502)         (4,540)
   Distributions in excess of
     accumulated earnings......................        (54,869)        (53,626)
                                                   -----------     -----------
     Total stockholders' equity................        200,964         211,401
                                                   -----------     -----------
   Total liabilities and stockholders' equity..    $ 1,160,394     $ 1,160,338
                                                   ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    MARCH 31,       MARCH 31,
                                                       2000           1999
                                                   -----------     -----------

REVENUES
     Base rental income........................    $    47,309     $    44,821
     RV base rental income.....................          3,699           3,528
     Utility and other income..................          5,698           5,511
     Equity in income of affiliates............            150             143
     Interest income...........................            292             387
                                                   -----------     -----------
            Total revenues.....................         57,148          54,390
                                                   -----------     -----------

EXPENSES
     Property operating and maintenance........         15,407          14,473
     Real estate taxes.........................          4,325           4,226
     Property management.......................          2,388           2,083
     General and administrative................          1,826           1,692
     Interest and related amortization.........         13,332          13,349
     Depreciation on corporate assets..........            271             246
     Depreciation on real estate assets
       and other costs.........................          8,856           8,243
                                                   -----------     -----------
            Total expenses.....................         46,405          44,312
                                                   -----------     -----------

     Income before allocation to
       Minority Interests......................         10,743          10,078

     (Income) allocated to Common OP Units.....         (1,599)         (1,844)
     (Income) allocated to Perpetual
       Preferred OP Units......................         (2,813)            ---
                                                   -----------     -----------
            NET INCOME.........................    $     6,331     $     8,234
                                                   ===========     ===========

     Net income per Common Share - basic.......    $       .28     $       .31
                                                   ===========     ===========
     Net income per Common Share - diluted.....    $       .28     $       .31
                                                   ===========     ===========

     Distributions declared per Common
       Share outstanding.......................    $      .415     $     .3875
                                                   ===========     ===========

     Weighted average Common Shares
       outstanding - basic.....................         22,297          26,157
                                                   ===========     ===========
     Weighted average Common Shares
       outstanding - diluted (see Note 2)......         28,242          32,340
                                                   ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                    MARCH 31,       MARCH 31,
                                                       2000            1999
                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income................................    $     6,331     $     8,234
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to Minority
            Interests..........................          4,412           1,844
         Depreciation and amortization
            expense............................          8,500           8,616
         Equity in income of affiliates........           (150)           (143)
         Amortization of deferred
            compensation and other.............            500             413
         (Increase) in rents receivable........           (133)           (180)
         (Increase) in prepaid expenses
            and other assets...................         (1,217)           (122)
         Increase in accounts payable and
            accrued expenses...................          2,649           3,403
         Increase in rents received in
            advance and security deposits......          3,590           3,218
                                                   -----------     -----------
     Net cash provided by
       operating activities....................         24,482          25,283
                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Contributions to) distributions
       from affiliates.........................         (2,672)            381
     Collection (funding) of notes receivable..          1,060            (102)
     Investment in joint ventures..............            (72)         (1,266)
     Proceeds from disposition of assets.......          4,133             ---
     Acquisition of rental properties..........         (2,524)         (1,184)
     Improvements:
         Improvements - corporate..............            (16)           (184)
         Improvements - rental properties......           (864)         (1,605)
         Site development costs................            (70)           (208)
                                                   -----------     -----------
     Net cash used in investing activities.....         (1,025)         (4,168)
                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from stock options
       and employee stock purchase plan........            769           1,451
     Distributions to Common Stockholders,
       Common OP Unitholders and
       Perpetual Preferred OP Unitholders......        (13,792)           (289)
     Repurchase of Common Stock and OP Units...        (11,296)        (11,795)
     Collection of principal payments on
       employee notes..........................             38              13
     Proceeds from line of credit, term loan,
       and mortgage notes payable..............         28,123           6,000
     Repayments on mortgage notes payable
       and line of credit......................        (22,965)        (23,179)
     Debt issuance costs.......................           (384)           (334)
                                                   -----------     -----------
     Net cash used in financing activities.....        (19,507)        (28,133)
                                                   -----------     -----------

Net increase (decrease) in cash and
   cash equivalents............................          3,950          (7,018)
Cash and cash equivalents, beginning
   of period...................................          6,676          13,657
                                                   -----------     -----------
Cash and cash equivalents, end of period.......    $    10,626     $     6,639
                                                   ===========     ===========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest.......    $    13,245     $    13,198
                                                   ===========     ===========


   The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DEFINITION OF TERMS:

     Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PRESENTATION:

     These unaudited Consolidated Financial Statements of Manufactured Home Communities, Inc., a Maryland corporation, and its subsidiaries (collectively, the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K (the "1999 Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 1999 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

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

     Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company. The Company has one reportable segment, which is the operation of manufactured home communities.

NOTE 2 - EARNINGS PER COMMON SHARE

     Earnings per common share is based on the weighted average number of common shares outstanding during each period. In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The conversion of Operating Partnership Units ("OP Units") has been excluded from the basic earnings per share calculation. The conversion of an OP Unit to a share of common stock will have no material effect on earnings per common share since the allocation of earnings to an OP Unit is equivalent to the allocation of earnings to a share of common stock.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - EARNINGS PER COMMON SHARE  (CONTINUED)

     The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2000 and 1999 (amounts in thousands):

                                                    MARCH 31,       MARCH 31,
                                                      2000            1999
                                                   -----------     -----------
       NUMERATOR:
          Numerator for basic earnings per share -
             Net income........................    $     6,331     $     8,234
          Effect of dilutive securities:
          Income allocated to Common OP Units..          1,599           1,844
                                                   -----------     -----------
          Numerator for diluted earnings
             per share-income available to
             common shareholders after
             assumed conversions...............    $     7,930     $    10,078
                                                   ===========     ===========

       DENOMINATOR:
          Denominator for basic earnings
             per share - Weighted average
             Common Stock outstanding..........         22,297          26,157
          Effect of dilutive securities:
             Weighted average Common OP Units..          5,637           5,881
             Employee stock options............            308             302
                                                   -----------     -----------
          Denominator for diluted earnings
             per share-adjusted weighted
             average shares and assumed
             conversions.......................         28,242          32,340
                                                   ===========     ===========



NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 14, 2000, the Company paid a $.415 per share distribution for the quarter ended March 31, 2000 to stockholders of record on March 31, 2000.

     On March 15, 2000, the Company's Board of Directors approved the repurchase of an additional 1 million shares of common stock, in increments of 250,000 shares per calendar quarter, in accordance with the common stock repurchase plan. As of March 31, 2000, the Company had repurchased, 4,998,800 shares of the 6 million shares authorized under the plan.


NOTE 4 - REAL ESTATE

     In March 2000, in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", MHC Acquisition One LLC, a consolidated subsidiary of the Company, recorded an impairment loss on the DeAnza Santa Cruz water and wastewater service company business. Recent negotiations for the sale of the business as well as management's estimates indicated that the undiscounted future cash flows from the business would be less than the carrying value of the business and its related assets. The Company recorded an asset impairment loss of $701,000 (or $.02 per fully diluted share) which is included in other income on the accompanying statements of operations. This loss represents the difference between the carrying value of the DeAnza Santa Cruz water and wastewater service company business and its related assets and their estimated fair value.

      On February 29, 2000, MHC Systems, Inc., a consolidated subsidiary of the Company, disposed of in a cash sale the water and wastewater service company and facilities known as FFEC-Six. Net proceeds from the sale of approximately $4.2 million were used to pay down the Company's line of credit and a gain on the sale of $719,000 (or $.02 per fully diluted share) was recorded in other income on the accompanying statements of operations.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - REAL ESTATE (CONTINUED)

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

NOTE 5 - NOTES RECEIVABLE

     At March 31, 2000 and December 31, 1999, the Company had approximately $3.2 million and $4.3 million in notes receivable, respectively. On January 10, 2000, $1.1 million in purchase money notes receivable were repaid to the Company. The Company has a $3.2 million loan outstanding, which bears interest at the rate of approximately 8.5%, is collateralized by the property known as Trails West and matures on June 1, 2003.

NOTE 6 - LONG-TERM BORROWINGS

     As of March 31, 2000 and December 31, 1999, the Company had outstanding mortgage indebtedness of approximately $527.8 million and $513.2 million, respectively, encumbering 74 and 72 of the Company's properties, respectively. As of March 31, 2000 and December 31, 1999, the carrying value of such properties was approximately $665 million and $638 million, respectively.

     The outstanding mortgage indebtedness consists in part of a $265.0 million mortgage note (the "Mortgage Debt") collateralized by 29 properties beneficially owned by MHC Financing Limited Partnership. The Mortgage Debt has a maturity date of January 2, 2028 and pays interest at 7.015%. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%.

     In 1998, a joint venture formed by the Company and Wolverine Investors L.L.C. borrowed approximately $68 million (the "College Heights Debt") at an interest rate of 7.19%, maturing July 1, 2008. The College Heights Debt is collateralized by 18 properties owned by the joint venture.

     The Company also has outstanding debt on 26 properties in the aggregate amount of approximately $195.5 million, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. Included in this debt are two mortgages which were entered into on February 24, 2000, with combined principal of $14.6 million at an interest rate of approximately 8.3%, maturing on March 24, 2010. In addition, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997. Scheduled maturities for the outstanding indebtedness, excluding the Mortgage Debt and the College Heights Debt, are at various dates through November 30, 2020, and fixed interest rates ranging from 7.25% to 9.05%.

     The Company has a $175 million unsecured line of credit with a bank (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. The Credit Agreement matures on August 17, 2000, at which time the Company may extend the maturity date to August 17, 2002 and the Credit Agreement would be converted to a term loan. The Company pays a fee on the average unused amount of such credit equal to 0.15% of such amount. As of March 31, 2000, $98.4 million was outstanding under the Credit Agreement.

     The Company has a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. The Term Loan maturity has been extended to April 3, 2002.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LONG-TERM BORROWINGS (CONTINUED)

     The Company has approximately $4.2 million of installment notes payable, secured by a letter of credit, each with an interest rate of 6.5%, maturing September 1, 2002. Approximately $4 million of the notes pay principal annually and interest quarterly and the remaining $1.3 million of the notes pay interest only quarterly.

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

NOTE 7 - STOCK OPTIONS

     Pursuant to the Amended and Restated 1992 Stock Option and Stock Award Plan as discussed in Note 14 to the 1999 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the quarter ended March 31, 2000, Options for 19,318 shares of common stock were exercised.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

     Subsequently, in June 1999 the DeAnza Santa Cruz Homeowners Association filed a complaint in the Superior Court of California, County of Santa Cruz (No. 135991) against the Company, MHC Acquisition One, L.L.C. and Starland Vistas, Inc. The new lawsuit seeks damages, including punitive damages, for alleged violations of California Civil Code Sections 798.31 and 798.41 arising from implementation of utility rates previously approved by the CPUC. The Company demurred to (filed a motion to dismiss) the complaint on the grounds that the Court lacks jurisdiction to hear the subject matter of the complaint given that the CPUC has exclusive jurisdiction over utility rates and charges at the Property. The California Superior Court denied the motion to dismiss and the court of appeal denied the Company's request to review the denial of the demurrer. The Company and the plaintiffs in this matter entered a settlement into the record before a judge in the California Superior Court in March 2000 the terms of which are being incorporated into a definitive settlement agreement. The Company does not expect the outcome of the settlement to be material.

UNITED STATES ENVIRONMENTAL PROTECTION AGENCY

     On September 29, 1995, the United States Environmental Protection Agency ("USEPA") issued its Findings of Violations and Order for Compliance with respect to the National Pollution Discharge Elimination System ("NPDES") Permit governing the operation of the onsite waste water treatment plant at one of the Properties. On October 6, 1995, the USEPA issued its Findings of Violation and Order for Compliance with respect to NPDES Permit governing the operation of the onsite wastewater treatment plant at another of the Properties. The Company and the USEPA have reached a tentative agreement to resolve the matter in which the operation of the remaining waste water treatment plant would be subject to a consent decree that would provide for fines and penalties in the event of future violations and the Company would pay a fine. The tentative agreement has not yet been reduced to writing and therefore remains subject to change. The Company does not believe the impact of the settlement will be material and the Company believes it has established adequate reserves for any amounts that may be paid.

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

     Mr. Karno, the Company and certain other parties have entered into a global settlement agreement which was filed with the Court in February 2000. In April 2000, the Court approved the settlement agreement and therefore it is anticipated that substantially all of the litigation and appeals involving the Ellenburg acquisition will be settled and dismissed pursuant to the global settlement agreement. However, the Company can provide no assurances that the settlement will close. The global settlement agreement does not dispose of the Fund 20 lawsuit against the Company. However, the Company believes that there is a substantial likelihood that settlement with Fund 20 will be reached or, if not, that the Company will ultimately successfully defend itself against the lawsuit.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Borrower filed suit in the Circuit Court of Bartholomew County, Indiana ("Court") on May 5, 1999, seeking declaratory judgment on the validity of the exercise of the option. The Lending Partnership filed suit in the Court the next day, seeking to foreclose its mortgage, and the suits were consolidated (collectively, the "State Court Litigation") by the Court. The Court issued an Order on December 1, 1999, finding, among other things, that the Operating Partnership had validly exercised the option. Both parties have filed motions to correct errors in the Order, which motions are currently pending before the Court. The Court has not yet ruled on the foreclosure complaint; however, given the Court's finding in the Order, the Lending Partnership believes that Borrower has no valid defense in the foreclosure action. The Operating Partnership and the Lending Partnership intend to continue vigorously pursuing this matter and believe that, while no assurance can be given, such efforts will be successful.

     On May 3, 2000, Hanover Group, Inc. and Ronald E. Farren filed suit against the Company and certain executive and senior officers of the Company in the United States District Court for the Southern District of Indiana, Indianapolis Division. The complaint alleges violations of securities laws and fraud arising from the loan transaction being litigated in the State Court Litigation and seeks damages, including treble damages. The Company believes that the complaint is related to rulings made by the Court and is without merit. The Company will vigorously defend itself and the officers of the Company.

     The Company is involved in various other legal proceedings arising in the ordinary course of business. All proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.

                       MANUFACTURED HOME COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the three months ended March 31, 2000 compared to the corresponding period in 1999. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 1999 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED MARCH 31, 2000 TO THE QUARTER ENDED MARCH 31,
1999

     Since December 31, 1998, the gross investment in real estate has increased from $1,237 million to $1,264 million. The total number of sites owned or controlled has increased from 53,391 as of December 31, 1998 to 54,022 as of March 31, 2000. These changes reflect the following property acquisitions and dispositions (the sale of FFEC-Six had no effect on the number of sites owned):

          (i)    The Meadows - Acquired on April 1, 1999
          (ii)   Coquina Crossing - Acquired on July 23, 1999
          (iii) FFEC-six (water and wastewater service company) - Sold on February 29, 2000

     The Company defines its core manufactured home community portfolio ("Core Portfolio") as manufactured home properties owned as of the beginning of both periods of comparison. Excluded from the Core Portfolio are the aforementioned acquisitions and dispositions and also the Recreational Vehicle ("RV") properties which, together, are referred to as the "Non-Core" Properties.

     The following table summarizes certain weighted average statistics for the quarters ended March 31, 2000 and 1999.

                                      CORE PORTFOLIO         TOTAL PORTFOLIO
                                  ---------------------  ---------------------
                                  MARCH 31,   MARCH 31,  MARCH 31,   MARCH 31,
                                    2000        1999       2000        1999
                                  ---------   ---------  ---------   ---------

     Total sites                    46,459      46,463     47,289      46,463
     Occupied sites                 43,958      43,720     44,595      43,720
     Occupancy %                      94.6%       94.1%      94.3%       94.1%
     Monthly base rent per site   $    354    $    342   $    354    $    342


     Base rental income ($47.3 million) increased $2.5 million or 5.6%. For the Core Portfolio, base rental income increased approximately $1.9 million or 4.3%, due to increased base rental rates. The remaining $572,000 increase in base rental income was attributed to the Properties acquired in 1999.

     Monthly base rent per site for the total portfolio increased 3.5%, reflecting a 3.8% increase in monthly base rent per site for the Core Portfolio, partially offset by lower monthly base rents for the Properties acquired in 1999.

                       MANUFACTURED HOME COMMUNITIES, INC.

     Weighted average occupied sites for the total portfolio increased by 875 sites creating a .20% increase in occupancy. Core Portfolio occupancy increased
 .50% reflecting an increase in weighted average occupied sites of 238 sites.

     RV base rental income ($3.7 million), which is higher in the first quarter due to seasonality, increased $171,000 primarily due to increased rental rates.

     Utility and other income ($5.7 million) increased $187,000 or 3.4%, primarily due to an increase in utility income and real estate tax pass-ons. Additionally, other income includes a gain on the sale of FFEC-Six of $719,000 partially offset by an impairment loss on the DeAnza Santa Cruz water and wastewater service company of $701,000 as discussed in Note 4.

     Interest income ($292,000) decreased $95,000 or 24.5%, primarily due to the repayment of certain notes receivable and a decrease in interest earned on short-term investments. Short-term investments had average balances for the quarters ended March 31, 2000 and 1999 of approximately $2.5 million and $3.7 million, respectively, which earned interest income at an effective rate of 5.6% and 4.8% per annum, respectively. As of March 31, 2000, the Company had cash and cash equivalents and short-term investments of $10.6 million.

     Property operating and maintenance expenses ($15.4 million) increased $934,000 or 6.5%. Expenses at the Core Portfolio increased $753,000 primarily due to increases in payroll and utility expenses and legal costs associated with the DeAnza Santa Cruz litigation. Property operating and maintenance expenses represented 27.0% of total revenues in 2000 and 26.6% in 1999.

     Real estate taxes ($4.3 million) increased $99,000 or 2.3%, which was primarily attributed to the Properties acquired in 1999. Real estate taxes represented 7.6% of total revenues in 2000 and 7.8% in 1999.

     Property management expenses ($2.4 million) increased $305,000 or 14.6%. The increase was primarily due to management staffing changes and incremental management costs related to the addition of the Properties acquired in 1999 and 1998. Property management expenses represented 4.2% of total revenues in 2000 and 3.8% in 1999.

     General and administrative expense ("G&A") ($1.8 million) increased $134,000 or 7.9%. The increase was primarily due to increased payroll and public company costs. G&A represented 3.2% of total revenues in 2000 and 3.1% in 1999.

     Interest and related amortization ($13.3 million) decreased $17,000. The decrease was due to lower weighted average outstanding debt balances during the period, partially offset by a slightly increased effective interest rate. The weighted average outstanding debt balances for the quarters ended March 31, 2000 and 1999 were $727.0 million and $738.0. million, respectively. The effective interest rates were 7.4% and 7.2%, respectively. Interest and related amortization represented 23.3% of total revenues in 2000 and 24.5% in 1999.

     Depreciation on corporate assets ($271,000) increased $25,000 or 10.2%. The increase was due to fixed asset purchases related to computer software upgrades. Depreciation on corporate assets represented 0.5% of total revenues in both 2000 and 1999.

     Depreciation on real estate assets and other costs ($8.9 million) increased $613,000 or 7.4% as a result of the addition of the Properties purchased in 1999. Depreciation on real estate assets and other costs represented 15.5% of total revenues in 2000 and 15.2% in 1999.

                       MANUFACTURED HOME COMMUNITIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $4.0 million when compared to December 31, 1999. The major components of this increase were the timing of distributions to Common Stockholders and Common OP Unitholders and the timing of borrowings on the line of credit for the distributions and stock repurchases.

     Net cash provided by operating activities decreased $801,000 from $25.3 million for the quarter ended March 31, 1999 to $24.5 million for the quarter ended March 31, 2000. This increase reflected a $1.5 million decrease in funds from operations ("FFO"), as discussed below, partially offset by increased prepaid expenses.

     FFO was redefined by the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999, effective January 1, 2000, as net income (computed in accordance with generally accepted accounting principles ["GAAP"]), before allocation to minority interests, excluding gains (or losses) from sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with the NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds available for distribution ("FAD") is defined as FFO less non-revenue producing capital expenditures and amortization payments on mortgage loan principal. The Company believes that FFO and FAD are useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, they provide investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO and FAD in and of themselves do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs.


     The following table presents a calculation of FFO and FAD for the quarters ended March 31, 2000 and 1999 (amounts in thousands):


                                                    MARCH 31,       MARCH 31,
                                                       2000            1999
                                                   -----------     -----------

COMPUTATION OF FUNDS FROM OPERATIONS:
     Net Income................................    $     6,331     $     8,234
     Income allocated to Common OP Units.......          1,599           1,844
     Depreciation on real estate assets
       and other costs.........................          8,856           8,243
                                                   -----------     -----------
     Funds from operations.....................    $    16,786     $    18,321
                                                   ===========     ===========

     Weighted average Common Shares
       outstanding - diluted...................         28,242          32,340
                                                   ===========     ===========

COMPUTATION OF FUNDS AVAILABLE FOR DISTRIBUTION:
     Funds from operations.....................    $    16,786     $    18,321
       Non-revenue producing improvements -
          rental properties....................           (864)         (1,605)
                                                   -----------     -----------
     Funds available for distribution..........    $    15,922     $    16,716
                                                   ===========     ===========

     Weighted average Common Shares
       outstanding - diluted...................         28,242          32,340
                                                   ===========     ===========

                       MANUFACTURED HOME COMMUNITIES, INC.

     Net cash used in investing activities decreased $3.1 million from $4.2 million for the quarter ended March 31, 1999 to $1.0 million for the quarter ended March 31, 2000 primarily due to the sale of the FFEC-Six water and wastewater service company and the repayment of the purchase money note receivable, partially offset by increased contributions to affiliates.

     Capital expenditures for improvements were approximately $950,000 for the quarter ended March 31, 2000 compared to $2.0 million for the quarter ended March 31, 1999. Of the $950,000, approximately $864,000 represented improvements to existing sites. The Company anticipates spending approximately $7.0 million on improvements to existing sites during the remainder of 2000. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maintain competitive market rents for new and renewing residents. The remaining $86,000 represented costs to develop expansion sites at certain of the Company's Properties and other corporate headquarters costs. The Company is currently developing an additional 100 sites which should be available for occupancy in 2000.

     Net cash used in financing activities decreased $8.6 million from $28.1 million for the quarter ended March 31, 1999 to $19.5 million for the quarter ended March 31, 2000, primarily due to the timing of distributions to Common Stockholders and Common OP Unitholders and the timing of borrowings on the line of credit for the distributions and for Common Stock repurchases.

     Distributions to Common Stockholders and Common OP Unitholders increased approximately $22.1 million due to the timing of the 4th quarter 1999 dividend payment. On April 14, 2000, the Company paid a $.415 per share distribution for the quarter ended March 31, 2000 to stockholders of record on March 31, 2000. Return of capital on a GAAP basis was $.135 per share for the first quarter of 2000.

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

                       MANUFACTURED HOME COMMUNITIES, INC.


PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

     (see Note 8 of the Consolidated Financial Statements contained herein)

ITEM 5.          OTHER INFORMATION

     On May 9, the Board of Directors of the Company appointed Thomas P. Heneghan as MHC's President and Chief Operating Officer. Mr. Heneghan, 36, has served for the last five years as MHC's Chief Financial Officer. Gary Powell, MHC's Executive Vice President of Property Operations will become President and CEO of MHC's sales and marketing affiliate, RSI. In addition, the Board of Directors of the Company appointed John M. Zoeller as Vice President and Chief Financial Officer. Mr. Zoeller, 39, has over 18 years of accounting experience including twelve years with the various affiliates of Equity Group Investments. Mr. Zoeller, a CPA, holds a BS in Accounting from the University of Illinois, Champaign - Urbana.


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






                                MANUFACTURED HOME COMMUNITIES, INC.




                                BY: /s/ John M. Zoeller
                                    ---------------------------------------
                                    John M. Zoeller
                                    Vice President, Treasurer and
                                      Chief Financial Officer

                                BY: /s/ Mark Howell
                                    ---------------------------------------
                                    Mark Howell
                                    Principal Accounting Officer and
                                      Assistant Treasurer




DATE:  May 11, 2000