Form 10-Q
period 2000-06-30
MANUFACTURED HOME COMMUNITIES INC
filed 2000-08-14
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

             21,892,609 shares of Common Stock as of July 31, 2000.

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS



                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS
                                                                         Page
                                                                         ----

    Consolidated Balance Sheets as of June 30, 2000 (unaudited)
      and December 31, 1999.............................................   3

    Consolidated Statements of Operations for the quarters
      ended June 30, 2000 and 1999 (unaudited)..........................   4

    Consolidated Statements of Cash Flows for the quarters
      ended June 30, 2000 and 1999 (unaudited)..........................   5

    Notes to Consolidated Financial Statements..........................   6


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................   15


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................   21

ITEM 6.  Exhibits and Reports on Form 8-K...............................   21

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                   JUNE 30,   DECEMBER 31,
                                                     2000         1999
                                                 (UNAUDITED)
                                                  ----------   ----------
ASSETS
Investment in real estate:
   Land.........................................  $  271,822   $  285,337
   Land improvements............................     831,386      876,923
   Buildings and other depreciable property.....     104,370      102,083
                                                  ----------   ----------
                                                   1,207,578    1,264,343
   Accumulated depreciation.....................    (164,442)    (150,757)
                                                  ----------   ----------
     Net investment in real estate..............   1,043,136    1,113,586
Cash and cash equivalents.......................      21,898        6,676
Notes receivable................................       3,244        4,284
Investment in and advances to affiliates........      16,202       11,689
Investment in joint ventures....................       9,401        9,501
Rents receivable  ..............................       1,142        1,338
Deferred financing costs, net...................       5,883        5,042
Prepaid expenses and other assets...............      11,994        8,222
                                                  ----------   ----------
   Total assets.................................  $1,112,900   $1,160,338
                                                  ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable.......................  $  558,380   $  513,172
   Unsecured term loan..........................     100,000      100,000
   Unsecured line of credit.....................      25,200      107,900
   Other notes payable..........................       4,192        4,192
   Accounts payable and accrued expenses........      27,657       20,780
   Accrued interest payable.....................       3,896        5,612
   Rents received in advance and
     security deposits..........................       6,245        6,831
   Distributions payable........................      11,546       11,020
   Due to affiliates............................          32           33
                                                  ----------   ----------
     Total liabilities..........................     737,148      769,540
                                                  ----------   ----------

Commitments and contingencies

Minority interest - Common OP Units and other...      52,538       54,397
Minority interest - Perpetual Preferred OP Units     125,000      125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued           ---          ---
   Common stock, $.01 par value
    50,000,000 shares authorized; 22,019,151
     and 22,813,357 shares issued and
     outstanding for 2000 and 1999,
     respectively...............................         221          229
   Paid-in capital..............................     257,522      275,664
   Deferred compensation........................      (5,133)      (6,326)
   Employee notes...............................      (4,262)      (4,540)
   Distributions in excess of
     accumulated earnings.......................     (50,134)     (53,626)
                                                  ----------   ----------
     Total stockholders' equity.................     198,214      211,401
                                                  ----------   ----------
   Total liabilities and stockholders' equity...  $1,112,900   $1,160,338
                                                  ==========   ==========


    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                QUARTERS ENDED        SIX MONTHS ENDED
                                                            --------------------    --------------------
                                                            JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                              2000        1999        2000        1999
                                                            --------    --------    --------    --------
REVENUES
Base rental income.....................................     $ 47,249    $ 45,224    $ 94,558    $ 90,045
RV base rental income..................................        1,176       1,585       4,875       5,113
Utility and other income...............................        5,031       5,337      10,729      10,848
Equity in income of affiliates.........................          642         112         792         255
Interest income   .....................................          173         188         464         575
                                                            --------    --------    --------    --------
     Total revenues....................................       54,271      52,446     111,418     106,836
                                                            --------    --------    --------    --------

EXPENSES
Property operating and maintenance.....................       14,411      14,275      29,818      28,748
Real estate taxes .....................................        4,363       4,148       8,687       8,374
Property management....................................        2,171       2,032       4,560       4,115
General and administrative.............................        1,834       1,467       3,660       3,158
Interest and related amortization......................       13,154      13,512      26,485      26,866
Depreciation on corporate assets.......................          277         234         548         480
Depreciation on real estate assets and other costs.....        8,567       8,301      17,424      16,544
                                                             -------    --------    --------    --------
     Total expenses....................................       44,777      43,969      91,182      88,285
                                                            --------    --------    --------    --------

      Income from operations...........................        9,494       8,477      20,236      18,551

Gain on sale of Properties and other...................       12,053         ---      12,053         ---
                                                            --------    --------    --------    --------
     Income before allocation to Minority Interests
         and extraordinary loss........................       21,547       8,477      32,289      18,551

(Income) allocated to Common OP Units..................       (3,772)     (1,509)     (5,371)     (3,353)
(Income) allocated to Perpetual Preferred OP Units.....       (2,813)        ---      (5,626)        ---
                                                            --------    --------    --------    --------
     Income before extraordinary loss on early
         extinguishment of debt........................       14,962       6,968      21,292      15,198

Extraordinary loss on early extinguishment of debt
     (net of $264 allocated to minority interests).....        1,041         ---       1,041         ---
                                                            --------    --------    --------    --------

      NET INCOME.......................................     $ 13,921    $  6,968    $ 20,251    $ 15,198
                                                            ========    ========    ========    ========

Income per share before extraordinary loss - basic.....     $    .68    $    .27      $  .96    $    .59
                                                            ========    ========    ========    ========
Income per share before extraordinary loss - diluted...     $    .67    $    .27      $  .95    $    .58
                                                            ========    ========    ========    ========
Net income per Common Share - basic....................     $    .64    $    .27      $  .92    $    .59
                                                            ========    ========    ========    ========
Net income per Common Share - diluted..................     $    .63    $    .27      $  .90    $    .58
                                                            ========    ========    ========    ========

Distributions declared per Common Share................     $   .415    $  .3875    $    .83    $   .775
                                                            ========    ========    ========    ========

Weighted average Common Shares
          outstanding - basic..........................       21,871      25,773      22,082      25,964
                                                            ========    ========    ========    ========
Weighted average Common Shares
          outstanding - diluted (see Note 2)...........       27,809      31,829      28,024      32,134
                                                            ========    ========    ========    ========


    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                   JUNE 30,      JUNE 30,
                                                    2000          1999
                                                  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.................................  $   20,251   $   15,198
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to Minority Interests.      10,733        3,353
         Gain on sale of Properties and other...     (12,053)         ---
         Depreciation and amortization expense..      17,475       17,326
         Equity in income of affiliates.........        (792)        (255)
         Amortization of deferred compensation
           and other............................       1,193          825
         Decrease (increase) in rents
           receivable...........................         196         (468)
         (Increase) decrease in prepaid
           expenses and other assets............      (2,042)         739
         Increase in accounts payable and
           accrued expenses.....................       5,160        2,849
         (Decrease) increase in rents received
           in advance and security deposits             (586)       1,379
                                                  ----------   ----------
     Net cash provided by operating activities..      39,535       40,946
                                                  ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Contributions to) distributions
        from affiliates.........................      (3,787)         821
     Collection (funding) of notes receivable...       1,040       12,533
     Investment in joint ventures...............        (133)      (1,284)
     Collection of escrow proceeds, net.........      10,500          ---
     Proceeds from disposition of assets........      44,329          ---
     Acquisition of rental properties...........      (3,474)     (15,511)
     Improvements:
         Improvements - corporate...............        (204)        (206)
         Improvements - rental properties.......      (2,896)      (3,619)
         Site development costs.................      (1,909)      (1,546)
                                                  ----------   ----------
     Net cash provided by (used in)
       investing activities.....................      43,466       (8,812)
                                                  ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from stock options and
       employee stock purchase plan.............       1,932        2,670
     Distributions to Common Stockholders,
       Common OP Unitholders and Perpetual
       Preferred OP Unitholders.................     (28,173)     (12,737)
     Repurchase of Common Stock and OP Units....     (22,431)     (18,403)
     Collection of principal payments on
       employee notes...........................         278           56
     Proceeds from line of credit, term loan,
       and mortgage notes payable...............     163,924       22,056
     Repayments on mortgage notes payable
       and line of credit.......................    (182,087)     (17,199)
     Debt issuance costs........................      (1,222)        (686)
                                                  ----------   ----------
     Net cash used in financing activities......     (67,779)     (24,243)
                                                  ----------   ----------

Net increase in cash and cash equivalents.......      15,222        7,891
Cash and cash equivalents, beginning of period..       6,676       13,657
                                                  ----------   ----------
Cash and cash equivalents, end of period........  $   21,898   $   21,548
                                                  ==========   ==========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest........  $   27,602   $   26,503
                                                  ==========   ==========


The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFINITION OF TERMS:

     Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

PRESENTATION:

     These unaudited Consolidated Financial Statements of Manufactured Home Communities, Inc., a Maryland corporation, and its subsidiaries (collectively, the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 1999 Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 1999 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER COMMON SHARE  (CONTINUED)

     The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2000 and 1999 (amounts in thousands):

                                                                  QUARTERS ENDED                SIX MONTHS ENDED
                                                            -------------------------      -------------------------
                                                              JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                2000           1999           2000           1999

                                                            ----------     ----------      ----------     ----------
NUMERATOR:
   Numerator for basic earnings per share -
   Net income............................................   $   13,921     $    6,968      $   20,251     $   15,198
   Effect of dilutive securities:
   Income allocated to Common OP Units
      (net of extraordinary loss of $264 in 2000)........        3,508          1,509           5,107          3,353
                                                            ----------     ----------      ----------     ----------
  Numerator for diluted earnings per share-
      income available to common shareholders
      after assumed conversions..........................    $  17,428      $   8,477      $   25,358     $   18,551
                                                            ==========     ==========      ==========     ==========

DENOMINATOR:
   Denominator for basic earnings per share -
   Weighted average Common Stock outstanding.............       21,871         25,773          22,082         25,964
   Effect of dilutive securities:
     Weighted average Common OP Units....................        5,598          5,651           5,618          5,765
   Employee stock options................................          340            405             324            405
                                                            ----------     ----------      ----------     ----------
  Denominator for diluted earnings per share-
      adjusted weighted average shares and
      assumed conversions................................       27,809         31,829          28,024         32,134
                                                            ==========     ==========      ==========     ==========


NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 14, 2000 and July 14, 2000, the Company paid a $.415 per share distribution for the quarters ended March 31, 2000 and June 30, 2000, respectively, to stockholders of record on March 31, 2000 and June 30, 2000, respectively.

     On March 15, 2000, the Company's Board of Directors approved the repurchase of up to an additional 1 million shares of common stock, in increments of up to 250,000 shares per calendar quarter. In accordance with the plan, the Company repurchased 250,000 shares during the quarter and 895,100 shares during the six months ended June 30, 2000. On August 8, 2000, the Company's Board of Directors approved an increase in the incremental repurchases for the third an fourth quarters of 2000 to up to 500,000 shares per calendar quarter. As of June 30, 2000, the Company had repurchased 5,312,300 shares of the 6.5 million shares authorized under the plan.

NOTE 4 - REAL ESTATE

     In March 2000, in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", MHC Acquisition One LLC, a consolidated subsidiary of the Company, recorded an impairment loss on the DeAnza Santa Cruz water and wastewater service company business. Recent negotiations for the sale of the business as well as management's estimates indicated that the undiscounted future cash flows from the business would be less than the carrying value of the business and its related assets. The Company recorded an asset impairment loss of $701,000 (or $.02 per fully diluted share) which is included in other income on the accompanying statements of operations. This loss represents the difference between the carrying value of the DeAnza Santa Cruz water and wastewater service company business and its related assets and their estimated fair market value.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - REAL ESTATE (CONTINUED)

     On February 29, 2000, MHC Systems, Inc., a consolidated subsidiary of the Company, disposed of the water and wastewater service company and facilities known as FFEC-Six in a cash sale. Net proceeds from the sale of approximately $4.2 million were used to pay down the Company's line of credit and a gain on the sale of $719,000 (or $.02 per fully diluted share) was recorded in other income on the accompanying statements of operations.

     In April 2000, the California Superior Court approved a settlement agreement (the "Settlement") in connection with the dissolution proceeding of Ellenburg Capital Corporation and its affiliated partnerships. The Company had previously purchased 37 properties (the "Ellenburg Properties") in connection with the dissolution proceeding. As part of the Settlement, the Company sold three communities - Mesa Regal RV Resort, Mon Dak and Naples Estates - for an aggregate sales price of $59.0 million including cash proceeds of $40.0 million and assumption of debt of $19.0 million in a non-cash transaction. The Company recorded a $9.1 million gain on the sale of these properties. Also as part of the Settlement, the Company received the return of $13.5 million previously held in escrow in connection with the purchase of the Ellenburg Properties and recorded $3.0 million of interest income related to these funds. Proceeds from the Settlement were used to pay down the Company's line of credit. See Note 8 for further discussion of the Settlement.

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

NOTE 5 - NOTES RECEIVABLE

     At June 30, 2000 and December 31, 1999, the Company had approximately $3.2 million and $4.3 million in notes receivable, respectively. On January 10, 2000, $1.1 million in purchase money notes receivable were repaid to the Company. The Company has a $3.2 million loan outstanding, which bears interest at the rate of approximately 8.5%, is collateralized by the property known as Trails West and matures on June 1, 2003.

NOTE 6 - LONG-TERM BORROWINGS

     As of June 30, 2000 and December 31, 1999, the Company had outstanding mortgage indebtedness of approximately $558.4 million and $513.2 million, respectively, encumbering 73 and 72 of the Company's properties, respectively. As of June 30, 2000 and December 31, 1999, the carrying value of such properties was approximately $631.2 million and $638 million, respectively.

     On June 30, 2000, the Company completed a $110 million debt financing consisting of two mortgage notes - one for $94.3 million the other for $15.7 million - secured by seven Properties. The proceeds of the financing are being used to repay $60 million of mortgage debt secured by the seven Properties, repay amounts outstanding under the Company's line of credit and for working capital purposes. The Company recorded a $1.3 million charge in connection with the early repayment of the $60 million of mortgage debt.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LONG-TERM BORROWINGS (CONTINUED)

     The outstanding mortgage indebtedness consists of:

- A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 29 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and pays interest at 7.015%. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is recorded net of a hedge of $3.0 million which is being amortized into interest expense over the life of the loan.

- A $66.7 million mortgage note (the "College Heights Mortgage") collateralized by 18 Properties owned in a joint venture formed by the Company and Wolverine Investors, LLC. The College Heights Mortgage bears interest at a rate of 7.19%, amortizes beginning July 1, 1999 over 30 years and matures July 1, 2008.

- A $94.3 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82%, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $23.2 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC-Bay Indies Financing Limited Partnership. The Bay Indies Mortgage bears interest at a rate of 7.48%, amortizes beginning September 1, 2000 over 27.5 years and matures July 1, 2004.

- A $15.7 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96%, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- Approximately $95.6 million of mortgage debt on 18 other various Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. Scheduled maturities for the outstanding indebtedness are at various dates through November 30, 2020, and fixed interest rates range from 7.25% to 9.05%. Included in this debt are two mortgages which were entered into on February 24, 2000, with combined principal of $14.6 million at an interest rate of approximately 8.3%, maturing on March 24, 2010. In addition, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997.

     The Company has a $175 million unsecured line of credit with a bank (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. The Credit Agreement matures on August 17, 2000, at which time the Company may extend the maturity date to August 17, 2002 and the Credit Agreement would be converted to a term loan. The Company pays a quarterly fee on the average unused amount of such credit equal to 0.15% of such amount. As of June 30, 2000, $25.2 million was outstanding under the Credit Agreement.

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

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The value of the 1998 Swap was impacted by changes in the market rate of interest. The Company accounted for the 1998 Swap as a hedge. Payments and receipts under the 1998 Swap were accounted for as an adjustment to interest expense. On January 10, 2000, the Company terminated the 1998 Swap and received $1.0 million of proceeds which is being amortized as an adjustment to interest expense through March 2003.

NOTE 7 - STOCK OPTIONS

     Pursuant to the Amended and Restated 1992 Stock Option and Stock Award Plan as discussed in Note 14 to the 1999 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the six months ended June 30, 2000, Options for 59,668 shares of common stock were exercised.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     On April 19, 1999, the trial court denied all of the Company's and DeAnza's post-trial motions for judgement notwithstanding the verdict, new trial and remittitur. The trial court also awarded $700,000 of attorneys' fees to plaintiffs. The Company has appealed the jury verdict and attorneys' fees award and this appeal has been fully briefed. The Company is awaiting notice from the court of appeal setting oral argument in the jury verdict appeal. The jury verdict appeal raises several arguments for reversal of the punitive damage award or for a new trial. One of the arguments raised by the Company in the jury verdict appeal is that punitive damages are not available in a case brought under Section 798.41 of the California Mobilehome Residency Law ("MRL") since the MRL contains its own penalty provisions. The court of appeal granted the Company's request for judicial notice of the legislative history of the applicable MRL sections, which indicates to the Company that the court of appeal is receptive to this argument. Although no assurances can be given, the Company believes the appeal will be successful.

     In two previously disclosed related appeals challenging the result of the earlier litigation and an attorney's fee award of approximately $100,000 to the plaintiffs, the court of appeal in July 2000 rejected the Company's arguments that the CPUC had exclusive jurisdiction over the issue of water rates in submetered moblehome parks. The Company has filed a petition asking the Supreme Court of California to review this matter.

UNITED STATES ENVIRONMENTAL PROTECTION AGENCY

     On September 29, 1995, the United States Environmental Protection Agency ("USEPA") issued its Findings of Violations and Order for Compliance with respect to the National Pollution Discharge Elimination System ("NPDES") Permit governing the operation of the onsite waste water treatment plant at one of the Properties. On October 6, 1995, the USEPA issued its Findings of Violation and Order for Compliance with respect to the NPDES Permit governing the operation of the onsite wastewater treatment plant at another of the Properties. The Company and the USEPA have reached agreement on a resolution of the matter in which the operation of the remaining waste water treatment plant will be subject to a consent decree that will provide for fines and penalties in the event of future violations and the Company will pay a fine. The Company is awaiting notice that the consent decree has been executed by the Government. The Company does not believe the impact of the settlement will be material and the Company believes it has established adequate reserves for any amounts that may be paid.

ELLENBURG COMMUNITIES
         In connection with the acquisition of the Ellenburg Properties and pursuant to orders of the California Superior Court ("Court"), approximately $30 million of the amounts paid by the Company were deposited with the court appointed winding up agents (the "Winding Up Agents"). The deposited amounts related to claims (the "Karno Claims") of Norton S. Karno (and related entities) who at various times has been a creditor, advisor, lawyer and shareholder of certain of the entities related to the Ellenburg Properties. The Winding Up Agents had disputed the claims and had filed a complaint against Mr. Karno (and related entities) requesting that the court determine that the claims be reduced or eliminated.

     Mr. Karno, the Company and certain other parties entered into a Settlement which was filed with the Court in February 2000. In April 2000, the Court approved the Settlement which resolved substantially all of the litigation and appeals involving the Ellenburg Properties and the Settlement closed on May 22, 2000 (see also Note 4).

     On September 8, 1999, Ellenburg Fund 20 ("Fund 20") filed a cross complaint in the Ellenburg dissolution proceeding against the Company and certain of its affiliates alleging causes of action for fraud and other claims in connection with the Ellenburg acquisition. While this matter was not resolved by the Settlement, the Company subsequently successfully had the cross complaint against the Company and its affiliates dismissed with prejudice by the California Superior Court. However, the Company expects Fund 20 to appeal. The Company believes Fund 20's allegations are without merit and will vigorously defend itself against any appeal.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

CANDLELIGHT PROPERTIES, L.L.C

     In 1996, 1997 and 1998, the Lending Partnership made a loan to Candlelight Properties, L.L.C. ("Borrower") in the principal amount of $8,050,000. The loan is secured by a mortgage on Candlelight Village ("Candlelight"), a Property in Columbus, Indiana and is guaranteed by Ronald E. Farren ("Farren"), the 99% owner of the Borrower. The Company accounts for the loan as an investment in real estate and, accordingly, Candlelight's results of operations are consolidated with the Company's for financial reporting purposes. Concurrently with the funding of the loan, Borrower granted the Operating Partnership the option to acquire Candlelight upon the maturity of the loan. The Operating Partnership notified Borrower that it was exercising its option to acquire Candlelight in March 1999, and the loan subsequently matured on May 3, 1999. However, Borrower failed to repay the loan and refused to convey Candlelight to the Operating Partnership.

     Borrower filed suit in the Superior Court of Bartholomew County, Indiana ("Court") on May 5, 1999, seeking a declaratory judgment on the validity of the exercise of the option. The Lending Partnership filed suit in the Court the next day, seeking to foreclose its mortgage, and the suits were consolidated (collectively, the "State Court Litigation") by the Court. The Court issued an Order on December 1, 1999, finding, among other things, that the Operating Partnership had validly exercised the option. Both parties filed motions to correct errors in the Order, and on May 15, 2000, the Court issued judgments against Borrower and Farren and in favor of the Operating Partnership in the option case and the Lending Partnership in the foreclosure case. Borrower and Farren have appealed both judgments, and have filed motions to stay the judgments pending such appeals, which the Operating Partnership and the Lending Partnership are opposing. The Operating Partnership and the Lending Partnership intend to continue vigorously pursuing this matter and believe that, while no assurance can be given, such efforts will be successful.

     On May 3, 2000, Hanover Group, Inc. ("Hanover") and Farren filed suit against the Company and certain executive and senior officers of the Company in the United States District Court for the Southern District of Indiana, Indianapolis Division. The complaint alleges violations of securities laws and fraud arising from the loan transaction being litigated in the State Court Litigation and seeks damages, including treble damages. The Company believes that the complaint is related to rulings made by the Court and is without merit. The Company has filed a motion for judgment on the pleadings, and will vigorously defend itself and the officers of the Company.

     On May 24, 2000, Hanover and Farren filed suit against the Operating Partnership in the Superior Court of Marion County, Indiana. The complaint seeks declaratory relief and specific performance with respect to the Operating Partnership's alleged obligation to reconvey to Hanover the Operating Partnership's 1% ownership interest in Borrower. The Company believes that the complaint is related to rulings made by the Court and is without merit. The Operating Partnership has filed a motion to dismiss and will vigorously defend itself.

     The Company is involved in various other legal proceedings arising in the ordinary course of business. All proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.

                       MANUFACTURED HOME COMMUNITIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the three months and six months ended June 30, 2000 compared to the corresponding period in 1999. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 1999 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED JUNE 30, 2000 TO THE QUARTER ENDED JUNE 30, 1999

     Since December 31, 1998, the gross investment in real estate has decreased from $1,237 million to $1,207 million. The total number of sites owned or controlled has decreased from 53,391 as of December 31, 1998 to 51,410 as of June 30, 2000. These changes reflect the following property acquisitions and dispositions (the sale of FFEC-Six had no effect on the number of sites owned or controlled):

           (i)    The Meadows - acquired on April 1, 1999
           (ii)   Coquina Crossing - acquired on July 23, 1999
           (iii) FFEC-Six (water and wastewater service company) - sold on February 29, 2000
           (iv)   Mesa Regal RV Resort - sold on May 19, 2000
           (v)    Naples Estates - sold on May 19, 2000
           (vi)   Mon Dak - sold on May 19, 2000

     The Company defines its core manufactured home community portfolio ("Core Portfolio") as manufactured home properties owned as of the beginning of both periods of comparison. Excluded from the Core Portfolio are the aforementioned acquisitions and dispositions and also the recreational vehicle ("RV") properties which, together, are referred to as the "Non-Core" Properties.

     The following table summarizes certain weighted average statistics for the quarters ended June 30, 2000 and 1999.

                                     CORE PORTFOLIO         TOTAL PORTFOLIO
                                  -------------------     -------------------
                                  JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                    2000        1999        2000       1999
                                  -------     -------     -------     -------

     Total sites                   45,862      45,807      47,122      46,833
     Occupied sites                43,335      43,073      44,397      44,000
     Occupancy %                     94.5%       94.0%       94.2%       94.0%
     Monthly base rent per site   $355.97     $343.31     $355.76     $342.59


     Base rental income ($47.2 million) increased $2.0 million or 4.5%. For the Core Portfolio, base rental income ($46.3 million) increased approximately $1.9 million or 4.3%, due to increased base rental rates. The remaining $112,000 increase in base rental income reflects an increase of $291,000 attributable to the Properties acquired in 1999 and a decrease of $179,000 related to the properties sold in 2000.

                       MANUFACTURED HOME COMMUNITIES, INC.

     Monthly base rent per site for the total portfolio increased 3.8%, reflecting a 3.7% increase in monthly base rent per site for the Core Portfolio and slightly higher monthly base rents for the Properties acquired in 1999.

     Weighted average occupied sites for the total portfolio increased by 1,395 sites creating a 0.2% increase in occupancy. Core Portfolio occupancy increased 0.5% reflecting an increase in weighted average occupied sites of 262 sites.

     RV base rental income ($1.2 million) decreased $409,000 or 25.8% primarily due to the sale of Mesa Regal RV Resort.

     Utility and other income ($5.0 million) decreased $306,000 or 5.7%, with $290,000 of the decrease attributable to the Non-Core Properties. Within the Core Portfolio, utility and other income ($4.4 million) decreased $202,000 primarily due to lower utility income - a decrease which is reflected in lower utility expense for the quarter.

     Interest income ($173,000) decreased $15,000 or 8.0%, primarily due to the repayment of certain notes receivable and a decrease in interest earned on short-term investments. Short-term investments had average balances for the quarters ended June 30, 2000 and 1999 of approximately $858,000 and $4.0 million, respectively, which earned interest income at an effective rate of 5.6% and 4.1% per annum, respectively. As of June 30, 2000, the Company had cash and cash equivalents and short-term investments of $21.9 million.

     Property operating and maintenance expenses ($14.4 million) decreased $136,000 or 1.0% reflecting a $427,000 decrease attributable to the properties sold in 2000 and a $241,000 increase attributable to Properties acquired in 1999. Expenses at the Core Portfolio ($13.1 million) increased $324,000 or 2.5%. Property operating and maintenance expenses represented 26.6% of total revenues in 2000 and 27.2% in 1999.

     Real estate taxes ($4.4 million) increased $215,000 or 5.2%, which was primarily attributable to the Non-Core Properties. Core Portfolio real estate tax expense ($4.2 million) increased $39,000 or 0.9%. Real estate taxes represented 8.0% of total revenues in 2000 and 7.9% in 1999.

     Property management expenses ($2.2 million) increased $139,000 or 6.8%. The increase was primarily due to management staffing changes and incremental management costs related to the addition of Properties acquired in 1999 and 1998. Property management expenses represented 4.0% of total revenues in 2000 and 3.9% in 1999.

     General and administrative expense ("G&A") ($1.8 million) increased $367,000 or 25.0%. The increase was primarily due to timing of certain public company costs, legal costs related to an effort to obtain an IRS ruling regarding income from RV Properties and increased payroll. G&A represented 3.4% of total revenues in 2000 and 2.8% in 1999.

     Interest and related amortization ($13.2 million) decreased $358,000 or 2.6%. The decrease was due to lower weighted average outstanding debt balances during the period, partially offset by a slightly increased effective interest rate. The weighted average outstanding debt balances for the quarters ended June 30, 2000 and 1999 were $705.9 million and $752.4 million, respectively. The effective interest rates were 7.4% and 7.1%, respectively. Interest and related amortization represented 24.2% of total revenues in 2000 and 25.8% in 1999.

                       MANUFACTURED HOME COMMUNITIES, INC.

     Depreciation on corporate assets ($277,000) increased $43,000 or 18.4%. The increase was due to fixed asset purchases related to computer software upgrades. Depreciation on corporate assets represented 0.5% of total revenues in 2000 and 0.4% in 1999.

     Depreciation on real estate assets and other costs ($8.6 million) increased $266,000 or 3.2% as a result of the addition of the Properties purchased in 1999. Depreciation on real estate assets and other costs represented 15.8% of total revenues in both 2000 and 1999.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

     The following table summarizes certain weighted average statistics for the six months ended June 30, 2000 and 1999.

                                    CORE PORTFOLIO          TOTAL PORTFOLIO
                                  -------------------     -------------------
                                  JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                    2000        1999        2000        1999
                                  -------     -------     -------     -------

     Total sites                   45,838      45,812      47,206      46,648
     Occupied sites                43,330      43,077      44,497      43,860
     Occupancy %                     94.5%       94.0%       94.3%       94.0%
     Monthly base rent per site   $355.51     $342.85     $354.68     $342.16


     Base rental income ($94.6 million) increased $4.5 million or 5.0%. For the Core Portfolio, base rental income ($92.4 million) increased approximately $3.8 million or 4.3%, due to increased base rental rates. The remaining $703,000 increase in base rental income reflects an increase of $863,000 attributable to the Properties acquired in 1999 and a decrease of $160,000 related to the properties sold in 2000.

     Monthly base rent per site for the total portfolio increased 3.7%, primarily due to increased monthly base rent per site for the Core Portfolio.

     Weighted average occupied sites for the total portfolio increased by 635 sites creating a 0.3% increase in occupancy. Core Portfolio occupancy increased 0.5% reflecting an increase in weighted average occupied sites of 253 sites.

     RV base rental income ($4.9 million) decreased $238,000 or 4.6% primarily due to the sale of Mesa Regal RV Resort.

     Utility and other income ($10.7 million) decreased $119,000 or 1.1%, primarily attributable to the Core Portfolio. Within the Core Portfolio, utility and other income ($9.0 million) decreased $175,000 primarily due to lower utility income - a decrease which is reflected in lower utility expense for the six months. Additionally, other income includes a gain on the sale of FFEC-Six of $719,000, partially offset by an impairment loss on the DeAnza Santa Cruz water and wastewater service company of $701,000 as discussed in Note 4 to the Consolidated Financial Statements.

     Interest income ($464,000) decreased $111,000 or 19.3%, primarily due to the repayment of certain notes receivable and a decrease in interest earned on short-term investments. Short-term investments had average balances for the six months ended June 30, 2000 and 1999 of approximately $2.5 million and $3.9 million, respectively, which earned interest income at an effective rate of 5.6% and 4.5% per annum, respectively.

                       MANUFACTURED HOME COMMUNITIES, INC.



RESULTS OF OPERATIONS (CONTINUED)

     Property operating and maintenance expenses ($29.8 million) increased $1.0 million or 3.7% reflecting a $427,000 decrease attributable to the properties sold in 2000 and a $560,000 increase attributable to properties acquired in 1999. Expenses at the Core Portfolio ($26.7 million) increased $1.1 million or 4.2%. Property operating and maintenance expenses represented 26.8% of total revenues in 2000 and 26.9% in 1999.

     Real estate taxes ($8.6 million) increased $313,000 or 3.7%, which was primarily attributable to the Non-Core Properties. Core Portfolio real estate tax expense ($8.3 million) increased $51,000 or 0.6%. Real estate taxes represented 7.8% of total revenues in both 2000 and 1999.

     Property management expenses ($4.6 million) increased $445,000 or 10.8%. The increase was primarily due to management staffing changes and incremental management costs related to the addition of Properties acquired in 1999 and 1998. Property management expenses represented 4.1% of total revenues in 2000 and 3.9% in 1999.

     General and administrative expense ("G&A") ($3.7 million) increased $502,000 or 15.9%. The increase was primarily due to timing of certain public company costs, legal costs related to an effort to obtain an IRS ruling regarding income from RV Properties and increased payroll. G&A represented 3.3% of total revenues in 2000 and 3.0% in 1999.

     Interest and related amortization ($26.5 million) decreased $381,000 or 1.4%. The decrease was due to lower weighted average outstanding debt balances during the period, partially offset by a slightly increased effective interest rate. The weighted average outstanding debt balances for the six months ended June 30, 2000 and 1999 were $716.5 million and $752.4 million, respectively. The effective interest rates were 7.4% and 7.2%, respectively. Interest and related amortization represented 23.8% of total revenues in 2000 and 25.1% in 1999.

     Depreciation on corporate assets ($548,000) increased $68,000 or 14.2%. The increase was due to fixed asset purchases related to computer software upgrades. Depreciation on corporate assets represented 0.5% of total revenues in 2000 and 0.4% in 1999.

     Depreciation on real estate assets and other costs ($17.4 million) increased $880,000 or 5.3% as a result of the addition of the Properties purchased in 1999. Depreciation on real estate assets and other costs represented 15.6% of total revenues in 2000 and 15.5% in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $15.2 million when compared to December 31, 1999 due primarily to the timing of a release of escrow funds pursuant to the Date Palm Mortgage entered into on June 30, 2000.

     Net cash provided by operating activities decreased $1.4 million from $40.9 million for the six months ended June 30, 1999 to $39.5 million for the six months ended June 30, 2000. This decrease reflected an extraordinary loss on early retirement of debt of $1.3 million and increased prepaid expenses and other non-cash items included in FFO, partially offset by a $3.0 million increase in funds from operations ("FFO"), as discussed below.

                       MANUFACTURED HOME COMMUNITIES, INC.

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


     The following table presents a calculation of FFO and FAD for the quarters and six months ended June 30, 2000 and 1999 (amounts in thousands):

                                                          QUARTERS ENDED            SIX MONTHS ENDED
                                                    JUNE 30,      JUNE 30,       JUNE 30,      JUNE 30,
                                                     2000          1999            2000          1999
                                                   ----------    ----------     ----------    ----------
COMPUTATION OF FUNDS FROM OPERATIONS:
   Income before extraordinary loss on early
     extinguishment of debt..................      $   14,962    $    6,968     $   21,292    $   15,198
    Income allocated to Common OP Units......           3,772         1,509          5,371         3,353
    Gain on sale of Properties and other.....         (12,053)          ---        (12,053)          ---
    Depreciation on real estate assets and
     other costs.............................           8,567         8,301         17,424        16,544
                                                   ----------    ----------     ----------    ----------
  Funds from operations......................      $   15,248    $   16,778      $  32,034    $   35,095
                                                   ==========    ==========     ==========    ==========

    Weighted average Common
      Shares outstanding - diluted...........          27,809        31,829         28,024        32,134
                                                   ==========    ==========     ==========    ==========

COMPUTATION OF FUNDS AVAILABLE FOR DISTRIBUTION:
  Funds from operations......................      $   15,248    $   16,778      $  32,034    $   35,095
     Non-revenue producing improvements -
            rental properties................          (2,032)       (2,014)        (2,896)       (3,619)
                                                   ----------    ----------     ----------    ----------
    Funds available for distribution.........      $   13,216    $   14,764      $  29,138    $   31,476
                                                   ==========    ==========     ==========    ==========

  Weighted average Common
      Shares outstanding - diluted...........          27,809        31,829           28,024      32,134
                                                   ==========    ==========     ============  ==========

                       MANUFACTURED HOME COMMUNITIES, INC.

     Net cash provided by (used in) investing activities increased $52.3 million from $(8.8) million for the six months ended June 30, 1999 to $43.5 million for the six months ended June 30, 2000 primarily due to the Settlement regarding the Ellenburg Properties (see Note 4 and Note 8 to the Consolidated Financial Statements) whereby the Company received total cash proceeds of $53.5 million, the sale of the FFEC-Six water and wastewater service company and the acquisition of properties in 1999, partially offset by the repayment of notes receivable in 1999 and increased contributions to affiliates.

     Capital expenditures for improvements were approximately $5.0 million for the six months ended June 30, 2000 compared to $5.4 million for the six months ended June 30, 1999. Of the $5.0 million, approximately $2.9 million represented improvements to existing sites. The Company anticipates spending approximately $6.2 million on improvements to existing sites during the remainder of 2000. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maintain competitive market rents for new and renewing residents. The remaining $2.1 million represented $1.9 million in costs to develop expansion sites at certain of the Company's Properties and $200,000 of other corporate headquarters costs. The Company is currently developing an additional 61 sites which should be available for occupancy in 2000.

     Net cash used in financing activities increased $43.6 million from $24.2 million for the six months ended June 30, 1999 to $67.8 million for the six months ended June 30, 2000, primarily due to the timing of distributions to Common Stockholders and Common OP Unitholders and net repayments on the line of credit with proceeds from the Settlement.

     Distributions to Common Stockholders and Common OP Unitholders increased approximately $15.4 million due to the timing of the fourth quarter 1999 dividend payment. On April 14, 2000 and July 14, 2000, the Company paid a $.415 per share distribution for the quarters ended March 31, 2000 and June 30, respectively, 2000 to stockholders of record on March 31, 2000 and June 30, 2000, respectively. Return of capital on a GAAP basis was $0.135 per share and $0.00 per share for the first and second quarters of 2000, respectively.

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

                       MANUFACTURED HOME COMMUNITIES, INC.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

     (see Note 8 of the Consolidated Financial Statements contained herein)

ITEM 5.           OTHER INFORMATION

     On May 9, 2000, the Board of Directors of the Company appointed Thomas P. Heneghan as the Company's President and Chief Operating Officer. Mr. Heneghan, 36, has served for the last five years as the Company's Chief Financial Officer. Gary Powell, the Company's Executive Vice President of Property Operations will become President and Chief Executive Officer of the Company's sales and marketing affiliate, RSI. In addition, the Board of Directors of the Company appointed John M. Zoeller as Vice President and Chief Financial Officer of the Company. Mr. Zoeller, 39, has over 18 years of accounting experience including 12 years with various affiliates of Equity Group Investments. Mr. Zoeller, a CPA, holds a BS in Accounting from the University of Illinois, Champaign - Urbana.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

                      27       Financial Data Schedule

                  (b)      Reports on Form 8-K:

                      Form 8-K dated and filed June 7, 2000, relating to Item 5
                      - "Other Events" on the Settlement in connection with the acquisition of the Ellenburg Properties.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  MANUFACTURED HOME COMMUNITIES, INC.




                                  BY: /s/ John M. Zoeller
                                      --------------------------------
                                      John M. Zoeller
                                      Vice President, Treasurer and
                                      Chief Financial Officer

                                  BY: /s/ Mark Howell
                                      --------------------------------
                                      Mark Howell
                                      Principal Accounting Officer and
                                      Assistant Treasurer




DATE:  August 11, 2000