Form 10-Q
period 2000-09-30
MANUFACTURED HOME COMMUNITIES INC
filed 2000-11-14
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

            20,833,896 shares of Common Stock as of October 31, 2000.

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS



                          PART I - FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS
                                                                          Page
                                                                          ----

     Consolidated Balance Sheets as of September 30, 2000
     (unaudited) and December 31, 1999 .....................................3

     Consolidated Statements of Operations for the quarters
     and nine months ended September 30, 2000 and 1999
     (unaudited)............................................................4

     Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2000 and 1999 (unaudited)..........................5

     Notes to Consolidated Financial Statements.............................6


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................15


                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................20

ITEM 6.  Exhibits and Reports on Form 8-K..................................20

                      MANUFACTURED HOME COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                             2000              1999
                                                                         (UNAUDITED)
                                                                         -----------        -----------
ASSETS
Investment in real estate:
   Land ..........................................................       $   271,822        $   285,337
   Land improvements .............................................           834,627            876,923
   Buildings and other depreciable property ......................           106,093            102,083
                                                                         -----------        -----------
                                                                           1,212,542          1,264,343
   Accumulated depreciation ......................................          (173,067)          (150,757)
                                                                         -----------        -----------
     Net investment in real estate ...............................         1,039,475          1,113,586
Cash and cash equivalents ........................................             6,277              6,676
Notes receivable .................................................             3,297              4,284
Investment in and advances to affiliates .........................            18,413             11,689
Investment in joint ventures .....................................             9,331              9,501
Rents receivable .................................................             1,070              1,338
Deferred financing costs, net ....................................             6,659              5,042
Prepaid expenses and other assets ................................            13,259              8,222
                                                                         -----------        -----------
   Total assets ..................................................       $ 1,097,781        $ 1,160,338
                                                                         ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ........................................       $   557,623        $   513,172
   Unsecured term loan ...........................................           100,000            100,000
   Unsecured line of credit ......................................            40,900            107,900
   Other notes payable ...........................................             3,209              4,192
   Accounts payable and accrued expenses .........................            29,108             20,780
   Accrued interest payable ......................................             4,560              5,612
   Rents received in advance and security deposits ...............             7,016              6,831
   Distributions payable .........................................            11,009             11,020
   Due to affiliates .............................................                32                 33
                                                                         -----------        -----------
     Total liabilities ...........................................           753,457            769,540
                                                                         -----------        -----------

Commitments and contingencies

Minority interest - Common OP Units and other ....................            48,070             54,397
Minority interest- Perpetual Preferred OP Units ..................           125,000            125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued ...................               ---                ---
   Common stock, $.01 par value
     50,000,000 shares authorized; 20,876,070 and 22,813,357
     shares issued and outstanding for 2000 and 1999, respectively               209                229
   Paid-in capital ...............................................           233,389            275,664
   Deferred compensation .........................................            (4,669)            (6,326)
   Employee notes ................................................            (4,366)            (4,540)
   Distributions in excess of accumulated earnings ...............           (53,309)           (53,626)
                                                                         -----------        -----------
     Total stockholders' equity ..................................           171,254            211,401
                                                                         -----------        -----------

   Total liabilities and stockholders' equity ....................       $ 1,097,781        $ 1,160,338
                                                                         ===========        ===========




    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                 QUARTERS ENDED                    NINE MONTHS ENDED
                                                           -------------------------         ---------------------------
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                             2000             1999              2000             1999
                                                           ---------        --------         ----------       ----------
REVENUES
Base rental income .................................       $  47,218        $  45,601        $ 141,776        $ 135,646
RV base rental income ..............................             560            1,728            5,435            6,841
Utility and other income ...........................           4,973            4,747           15,701           15,595
Equity in income of affiliates .....................             857              909            1,649            1,165
Interest income ....................................             267              552              731            1,127
                                                           ---------        ---------        ---------        ---------
     Total revenues ................................          53,875           53,537          165,292          160,374
                                                           ---------        ---------        ---------        ---------

EXPENSES
Property operating and maintenance .................          14,653           14,424           44,471           43,173
Real estate taxes ..................................           4,119            4,186           12,807           12,560
Property management ................................           2,072            2,078            6,631            6,194
General and administrative .........................           1,346            1,408            5,006            4,567
Interest and related amortization ..................          13,169           13,965           39,654           40,830
Depreciation on corporate assets ...................             291              252              839              732
Depreciation on real estate assets and other costs .           8,510            8,807           25,934           25,351
                                                           ---------        ---------        ---------        ---------
     Total expenses ................................          44,160           45,120          135,342          133,407
                                                           ---------        ---------        ---------        ---------

      Income from operations .......................           9,715            8,417           29,950           26,967

Gain on sale of Properties and other ...............             ---              ---           12,053              ---
                                                           ---------        ---------        ---------        ---------
     Income before allocation to Minority Interests
         and extraordinary loss ....................           9,715            8,147           42,003           26,967

(Income) allocated to Common OP Units ..............          (1,451)          (1,509)          (6,822)          (4,862)
(Income) allocated to Perpetual Preferred OP Units .          (2,813)             (31)          (8,439)             (31)
                                                           ---------        ---------        ---------        ---------
     Income before extraordinary loss on early
         extinguishment of debt ....................           5,451            6,877           26,742           22,074

Extraordinary loss on early extinguishment of debt
     (net of $264 allocated to minority interests) .             ---              ---            1,041              ---
                                                           ---------        ---------        ---------        ---------

      NET INCOME ...................................       $   5,451        $   6,877        $  25,701        $  22,074
                                                           =========        =========        =========        =========
Income per share before extraordinary loss - basic .       $    0.26        $    0.27        $    1.23        $     .85
                                                           =========        =========        =========        =========
Income per share before extraordinary loss - diluted       $    0.25        $    0.27        $    1.21        $     .84
                                                           =========        =========        =========        =========
Net income per Common Share - basic ................       $    0.26        $    0.27        $    1.18        $     .85
                                                           =========        =========        =========        =========
Net income per Common Share - diluted ..............       $    0.25        $    0.27        $    1.16        $     .84
                                                           =========        =========        =========        =========
Distributions declared per Common Share ............       $  0.4150        $  0.3875        $   1.245        $  1.1625
                                                           =========        =========        =========        =========
Weighted average Common Shares
          outstanding - basic ......................          21,166           25,613           21,775           25,846
                                                           =========        =========        =========        =========
Weighted average Common Shares
          outstanding - diluted (see Note 2) .......          27,077           31,586           27,706           31,915
                                                           =========        =========        =========        =========


    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                                                    2000               1999
                                                                                  ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .........................................................         $  25,701          $  22,074
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to Minority Interests .........................            14,997              4,893
         Gain on sale of Properties and other ...........................           (12,053)               ---
         Depreciation and amortization expense ..........................            26,526             26,556
         Equity in income of affiliates .................................            (1,649)            (1,165)
         Amortization of deferred compensation and other ................             1,657              1,238
         Decrease (increase) in rents receivable ........................               268               (552)
         (Increase) decrease in prepaid expenses and other assets .......            (3,298)             1,613
         Increase in accounts payable and accrued expenses ..............             7,275              6,988
         Increase in rents received in advance and security deposits ....               185              1,577
                                                                                  ---------          ---------
     Net cash provided by operating activities ..........................            59,609             63,222
                                                                                  ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Contributions and advances to affiliates ...........................            (5,174)            (1,911)
     Collection of notes receivable .....................................               987             11,524
     Investment in joint ventures .......................................              (197)            (1,997)
     Collection of escrow proceeds, net .................................            10,500                ---
     Proceeds from disposition of assets ................................            44,329                ---
     Acquisition of rental properties ...................................            (3,481)           (29,305)
     Improvements:
         Improvements - corporate .......................................              (357)              (471)
         Improvements - rental properties ...............................            (5,366)            (6,520)
         Site development costs .........................................            (4,250)            (2,665)
                                                                                  ---------          ---------
     Net cash used in (provided by) investing activities ................            36,991            (31,345)
                                                                                  ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from stock options and employee stock purchase plan ...             2,501              2,866
     Net proceeds from issuance of Preferred OP units ...................               ---            121,890
     Distributions to common stockholders and minority interests ........           (42,503)           (25,354)
     Repurchase of  Common Stock ........................................           (50,711)           (26,772)
     Collection of principal payments on employee notes .................               174                 79
     Proceeds from line of credit and refinancing mortgage notes payable            199,953             41,584
     Repayments on line of credit  and refinancing mortgage notes payable          (204,156)          (133,896)
     Debt issuance costs ................................................            (2,257)              (846)
                                                                                  ---------          ---------
     Net cash used in financing activities ..............................           (96,999)           (20,449)
                                                                                  ---------          ---------

Net (decrease) increase in cash and cash equivalents ....................              (399)            11,428
Cash and cash equivalents, beginning of period ..........................             6,676             13,657
                                                                                  ---------          ---------
Cash and cash equivalents, end of period ................................         $   6,277          $  25,085
                                                                                  =========          =========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest ................................         $  39,739          $  39,932
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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - EARNINGS PER COMMON SHARE  (CONTINUED)

     The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2000 and 1999 (amounts in thousands):


                                                               QUARTERS ENDED           NINE MONTHS ENDED
                                                           ----------------------   ------------------------
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                             2000          1999        2000          1999
                                                           --------     ---------   ----------   -----------
NUMERATOR:
   Numerator for basic earnings per share -
    Net income...........................................   $ 5,451      $ 6,877     $ 25,701    $  22,074
   Effect of dilutive securities:
    Income allocated to Common OP Units
      (net of extraordinary loss on early extinguishment
      of debt incurred in the second quarter of 2000) ...     1,451        1,509        6,558        4,862
                                                            -------      -------     --------    ---------
  Numerator for diluted earnings per share-
      income available to common shareholders
      after assumed conversions..........................   $ 6,902      $ 8,386     $ 32,259    $  26,936
                                                            =======      =======     ========    =========

DENOMINATOR:
   Denominator for basic earnings per share -
    Weighted average Common Stock outstanding............    21,166       25,613       21,775       25,846
   Effect of dilutive securities:
    Weighted average Common OP Units.....................     5,583        5,647        5,606        5,725
   Employee stock options................................       328          326          325          344
                                                            -------     --------     --------    ---------
  Denominator for diluted earnings per share-
      adjusted weighted average shares and
      assumed conversions................................    27,077       31,586       27,706       31,915
                                                            =======     ========     ========    =========


NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 14, 2000, July 14, 2000 and October 13, 2000, the Company paid a $.415 per share distribution for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000, respectively, to stockholders of record on March 31, 2000, June 30, 2000 and September 29, 2000, respectively.

     In accordance with the Common Stock repurchase plan approved by the Company's Board of Directors, the Company repurchased 500,000 shares of Common Stock during the quarter ended September 30, 2000. Additionally, the Company repurchased 670,000 shares of Common Stock in a privately negotiated transaction approved by the Company's Board of Directors. Altogether, the Company has repurchased 1,070,000 shares during the quarter ended September 30, 2000 and 2,065,100 shares during the nine months ended September 30, 2000. The Company has repurchased approximately 6.5 million shares since the plan was approved. The Common Stock repurchase plan allows for the repurchase of an additional 500,000 shares during the quarter ending December 31, 2000.

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

NOTE 5 - NOTES RECEIVABLE

     At September 30, 2000 and December 31, 1999, the Company had approximately $3.3 million and $4.3 million in notes receivable, respectively. On January 10, 2000, $1.1 million in purchase money notes receivable were repaid to the Company. The Company has a $3.3 million loan receivable outstanding, which bears interest at the rate of approximately 8.5%, is collateralized by the property known as Trails West and matures on June 1, 2003.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LONG-TERM BORROWINGS

     As of September 30, 2000 and December 31, 1999, the Company had outstanding mortgage indebtedness of approximately $557.6 million and $513.2 million, respectively, encumbering 73 and 72 of the Company's Properties, respectively. As of September 30, 2000 and December 31, 1999, the carrying value of such Properties was approximately $633.7 million and $638 million, respectively.

     On June 30, 2000, the Company completed $110 million in debt financing consisting of two mortgage notes - one for $94.3 million and one for $15.7 million - secured by seven Properties as discussed below. The proceeds of the financing were used to repay $60 million of mortgage debt secured by the seven Properties, to repay amounts outstanding under the Company's line of credit and for working capital purposes. The Company recorded a $1.3 million charge in connection with the early repayment of the $60 million of mortgage debt.

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

- A $94.0 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82%, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $23.1 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC-Bay Indies Financing Limited Partnership. The Bay Indies Mortgage bears interest at a rate of 7.48%, amortizes beginning August 1, 1994 over 27.5 years and matures July 1, 2004.

- A $15.7 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96%, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- Approximately $95.2 million of mortgage debt on 18 other various Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. Scheduled maturities for the outstanding indebtedness are at various dates through November 30, 2020, and fixed interest rates range from 7.25% to 9.05%. Included in this debt are two mortgages which were entered into on February 24, 2000, with combined principal of $14.6 million at an interest rate of approximately 8.3%, maturing on March 24, 2010. In addition, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LONG-TERM BORROWINGS (CONTINUED)

     On August 9, 2000, the Company amended its unsecured line of credit with a bank (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. Among other things, the amendment lowered the total facility under the Credit Agreement to $150 million and extended the maturity to August 9, 2003. The Company pays a quarterly fee on the average unused amount of such credit equal to 0.15% of such amount. As of September 30, 2000, $40.9 million was outstanding under the Credit Agreement.

     The Company has a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. The Term Loan maturity has been extended to April 3, 2002.

     The Company has approximately $3.2 million of installment notes payable, secured by a letter of credit, each with an interest rate of 6.5%, maturing September 1, 2002. Approximately $1.9 million of the notes pay principal annually and interest quarterly and the remaining $1.3 million of the notes pay interest only quarterly.

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

NOTE 7 - STOCK OPTIONS

     Pursuant to the Amended and Restated 1992 Stock Option and Stock Award Plan as discussed in Note 14 to the 1999 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the nine months ended September 30, 2000, Options for 83,869 shares of common stock were exercised.

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

     Following this decision, the CPUC granted the Company its certificate of convenience and necessity on December 17, 1998 and approved cost based rates and charges for water that exceed what residents were paying under the Company's reliance on CPUC Section 2705.5. Concurrently, the CPUC also issued an Order Instituting Investigation ("OII") confirming its exclusive jurisdiction over the issue of water rates in a submetered system and commencing an investigation into the confusion and turmoil over billings in submetered properties. Specifically, the OII states: "The Commission has exclusive and primary jurisdiction over the establishment of rates for water and sewer services provided by private entities." The CPUC has issued a tentive opinion in the OII stating its belief that legislation is necessary to clarify the issue

     Specifically, the CPUC ruling regarding the Company's application stated:
"The ultimate question of what fees and charges may or may not be assessed, beyond external supplier pass-through charges, for in-park facilities when a mobile home park does not adhere to the provisions of CPUC Section 2705.5, must be decided by the Commission."

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

     In two previously disclosed related appeals challenging the result of the earlier litigation and an attorney's fee award of approximately $100,000 to the plaintiffs, the court of appeal in July 2000 rejected the Company's arguments that the CPUC had exclusive jurisdiction over the issue of water rates in submetered moblehome parks. The Company's request that the Supreme Court of California to review this matter was denied and the Company paid the attorney's fees awarded, including interest at the statutory rate thereon and appellate fees, in an amount of approximately $185,000.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     In connection with the Ellenberg Acquisition, on September 8, 1999, Ellenburg Fund 20 ("Fund 20") filed a cross complaint in the Ellenburg dissolution proceeding against the Company and certain of its affiliates alleging causes of action for fraud and other claims in connection with the Ellenburg acquisition. The Company subsequently successfully had the cross complaint against the Company and its affiliates dismissed with prejudice by the California Superior Court. However, Fund 20 has appealed. The Company believes Fund 20's allegations are without merit and will vigorously defend itself.

CANDLELIGHT PROPERTIES, L.L.C.

     In 1996, 1997 and 1998, the Lending Partnership made a loan to Candlelight Properties, L.L.C. ("Borrower") in the principal amount of $8,050,000. The loan is secured by a mortgage on Candlelight Village ("Candlelight"), a Property in Columbus, Indiana, and is guaranteed by Ronald E. Farren ("Farren"), the 99% owner of Borrower. The Company accounts for the loan as an investment in real estate and, accordingly, Candlelight's results of operations are consolidated with the Company's for financial reporting purposes. Concurrently with the funding of the loan, Borrower granted the Operating Partnership the option to acquire Candlelight upon the maturity of the loan. The Operating Partnership notified Borrower that it was exercising its option to acquire Candlelight in March 1999, and the loan subsequently matured on May 3, 1999. However, Borrower failed to repay the loan and refused to convey Candlelight to the Operating Partnership.

     Borrower filed suit in the Superior Court of Bartholomew County, Indiana ("Court") on May 5, 1999, seeking a declaratory judgment on the validity of the exercise of the option. The Lending Partnership filed suit in the Court the next day, seeking to foreclose its mortgage, and the suits were consolidated (collectively, the "State Court Litigation") by the Court. The Court issued an Order on December 1, 1999, finding, among other things, that the Operating Partnership had validly exercised the option. Both parties filed motions to correct errors in the Order, and on May 15, 2000, the Court issued judgments against Borrower and Farren and in favor of the Operating Partnership in the option case and the Lending Partnership in the foreclosure case. Borrower and Farren have appealed both judgments, and the court has stayed the judgments pending such appeals. The Operating Partnership and the Lending Partnership intend to continue vigorously pursuing this matter and believe that, while no assurance can be given, such efforts will be successful.

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

     On May 24, 2000, Hanover and Farren filed suit against the Operating Partnership in the Superior Court of Marion County, Indiana. The complaint seeks declaratory relief and specific performance with respect to the Operating Partnership's alleged obligation to reconvey to Hanover the Operating Partnership's 1% ownership interest in Borrower. The Company believes that the complaint is related to rulings made by the Court and is without merit. The parties have agreed to a stay in this proceeding pending the outcome of the appeals in the State Court Litigation.

     The Company is involved in various other legal proceedings arising in the ordinary course of business. All proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.

                       MANUFACTURED HOME COMMUNITIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the three months and nine months ended September 30, 2000 compared to the corresponding period in 1999. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 1999 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2000 TO THE QUARTER ENDED SEPTEMBER 30, 1999

     Since December 31, 1998, the gross investment in real estate has decreased from $1,237 million to $1,213 million. The total number of sites owned or controlled has decreased from 53,391 as of December 31, 1998 to 51,437 as of September 30, 2000. These changes reflect the following property acquisitions and dispositions (the sale of FFEC-Six had no effect on the number of sites owned or controlled):

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

     The following table summarizes certain weighted average statistics for the quarters ended September 30, 2000 and 1999.

                                             CORE PORTFOLIO             TOTAL PORTFOLIO
                                       -----------------------     --------------------------
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                         2000          1999           2000          1999
                                       ---------     ---------     ----------    ------------
      Total sites                       45,888         45,807        46,718        47,073
      Occupied sites                    43,438         43,148        44,093        44,251
      Occupancy %                         94.7%          94.2%         94.4%         94.0%
      Monthly base rent per site       $357.85        $344.44       $356.95       $343.50

                       MANUFACTURED HOME COMMUNITIES, INC.

     Base rental income ($47.2 million) increased $1.6 million or 3.5%. For the Core Portfolio, base rental income ($46.6 million) increased approximately $2.0 million or 4.6%, primarily due to increased base rental rates. The remaining $430,000 decrease in base rental income reflects an increase of $146,000 attributable to the Properties acquired in 1999 and a decrease of $577,000 related to the Properties sold in 2000.

     Monthly base rent per site for the total portfolio increased 3.9%, reflecting a 3.9% increase in monthly base rent per site for the Core Portfolio and slightly higher monthly base rents for the Properties acquired in 1999.

     Weighted average occupied sites for the total portfolio decreased by 158 sites resulting in a 0.4% increase in occupancy, due to the disposition of Mesa Regal RV Resort, Naples Estates and Mon Dak. Core Portfolio occupancy increased 0.5% reflecting an increase in weighted average occupied sites of 290 sites.

     RV base rental income ($560,000) decreased $1.2 million or 67.6% primarily due to the sale of Mesa Regal RV Resort.

     Utility and other income ($4.9 million) increased $226,000 or 4.8%. Within the Core Portfolio, utility and other income ($4.6 million) increased $598,000 primarily due to higher utility income - an increase which is reflected in higher utility expense for the quarter for the Core Portfolio. This increase is offset by a $372,000 decrease attributable to the net effect of properties sold in 2000.

     Interest income ($267,000) decreased $285,000 or 51.6%, primarily due to the repayment of certain notes receivable and a decrease in interest earned on short-term investments. Short-term investments had average balances for the quarters ended September 30, 2000 and 1999 of approximately $1.2 million and $1.6 million, respectively, which earned interest income at an effective rate of 6.8% and 5.3% per annum, respectively. As of September 30, 2000, the Company had cash and cash equivalents and short-term investments of $6.3 million.

     Property operating and maintenance expenses ($14.7 million) increased $229,000 or 1.6% reflecting a $708,000 decrease attributable to the Properties sold in 2000 and a $132,000 increase attributable to Properties acquired in 1999. Expenses at the Core Portfolio ($13.8 million) increased $813,000 or 6.2%. Property operating and maintenance expenses represented 27.2% of total revenues in 2000 and 26.9% in 1999.

     Real estate taxes ($4.1 million) decreased $67,000 or 1.6%, which was primarily attributable to the Non-Core Properties. Core Portfolio real estate tax expense ($3.9 million) increased $16,000 or 0.4%. Real estate taxes represented 7.6% of total revenues in 2000 and 7.8% in 1999.

     Property management expenses ($2.1 million) decreased $6,000 or 0.3%. The decrease was primarily due to management staffing changes and partially offset by incremental management costs. Property management expenses represented 3.8% of total revenues in 2000 and 3.9% in 1999.

     General and administrative expense ("G&A") ($1.3 million) decreased $63,000 or 4.5%. G&A represented 2.5% of total revenues in 2000 and 2.6% in 1999.

                       MANUFACTURED HOME COMMUNITIES, INC.

     Interest and related amortization ($13.2 million) decreased $796,000 or 5.7%. The decrease was due to lower weighted average outstanding debt balances during the period, partially offset by a slightly increased effective interest rate. The weighted average outstanding debt balances for the quarters ended September 30, 2000 and 1999 were $690.3 million and $761.3 million, respectively. The effective interest rates were 7.5% and 7.3%, respectively. Interest and related amortization represented 24.4% of total revenues in 2000 and 26.1% in 1999.

     Depreciation on corporate assets ($291,000) increased $39,000 or 15.5%. The increase was due to fixed asset purchases related to computer software upgrades. Depreciation on corporate assets represented 0.5% of total revenues in both 2000 and 1999.

     Depreciation on real estate assets and other costs ($8.5 million) decreased $297,000 or 3.4% as a result of the disposition of Properties in 2000. Depreciation on real estate assets and other costs represented 15.8% of total revenues in 2000 and 16.4% in 1999.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     The following table summarizes certain weighted average statistics for the nine months ended September 30, 2000 and 1999.

                                         CORE PORTFOLIO             TOTAL PORTFOLIO
                                    ---------------------        --------------------
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                      2000         1999            2000         1999
                                    --------     --------        --------     -------
      Total sites                    45,855      45,810           47,043       46,789
      Occupied sites                 43,267      43,077           44,262       43,992
      Occupancy %                      94.4%       94.0%            94.1%        94.0%
      Monthly base rent per site    $357.11     $343.57          $355.90      $343.62


     Base rental income ($141.8 million) increased $6.1 million or 4.5%. For the Core Portfolio, base rental income ($139 million) increased approximately $5.9 million or 4.4%, due primarily to increased base rental rates. The remaining $272,000 increase in base rental income reflects an increase of $1.0 million attributable to the Properties acquired in 1999 and a decrease of $737,000 related to the Properties sold in 2000.

     Monthly base rent per site for the total portfolio increased 3.6%, primarily due to increased monthly base rent per site for the Core Portfolio.

     Weighted average occupied sites for the total portfolio decreased by 270 sites creating a 0.1% increase in occupancy. Core Portfolio occupancy increased 0.4% reflecting an increase in weighted average occupied sites of 190 sites.

     RV base rental income ($5.4 million) decreased $1.4 million or 20.5% primarily due to the sale of Mesa Regal RV Resort.

                       MANUFACTURED HOME COMMUNITIES, INC.

     Utility and other income ($15.7 million) increased $107,000 or 0.7%, primarily attributable to the Core Portfolio. Within the Core Portfolio, utility and other income ($13.5 million) increased $400,000 primarily due to increased real estate pass through and other income. Other income includes a gain on the sale of FFEC-Six of $719,000, partially offset by an impairment loss on the DeAnza Santa Cruz water and wastewater service company of $701,000 as discussed in Note 4 to the Consolidated Financial Statements.

     Interest income ($731,000) decreased $396,000 or 35.1%, primarily due to the repayment of certain notes receivable and a decrease in interest earned on short-term investments. Short-term investments had average balances for the nine months ended September 30, 2000 and 1999 of approximately $1.5 million and $3.1 million, respectively, which earned interest income at an effective rate of 5.9% and 4.6% per annum, respectively.

     Property operating and maintenance expenses ($44.5 million) increased $1.3 million or 3.0% reflecting a $1.2 million decrease attributable to the Properties sold in 2000 and a $687,000 increase attributable to Properties acquired in 1999. Expenses at the Core Portfolio ($40.5 million) increased $1.9 million or 4.9%. Property operating and maintenance expenses represented 26.9% of total revenues in both 2000 and 1999.

     Real estate taxes ($12.8 million) increased $246,000 or 2.0%, which was primarily attributable to the Core Portfolio. Core Portfolio real estate tax expense ($12.2 million) increased $209,000 or 1.7%. Real estate taxes represented 7.8% of total revenues in both 2000 and 1999.

     Property management expenses ($6.6 million) increased $438,000 or 7.1%. The increase was primarily due to management staffing changes and incremental management costs related to the addition of Properties acquired in 1999 and 1998. Property management expenses represented 4.0% of total revenues in 2000 and 3.9% in 1999.

     General and administrative expense ("G&A") ($5.0 million) increased $439,000 or 9.6%. The increase was primarily due to timing of certain public company costs, legal costs related to an effort to obtain an IRS ruling regarding income from RV Properties and increased payroll. G&A represented 3.0% of total revenues in 2000 and 2.8% in 1999.

     Interest and related amortization ($39.7 million) decreased $1.2 million or 2.9%. The decrease was due to lower weighted average outstanding debt balances during the period, partially offset by a slightly increased effective interest rate. The weighted average outstanding debt balances for the nine months ended September 30, 2000 and 1999 were $720.0 million and $750.6 million, respectively. The effective interest rates were 7.2% and 7.2%, respectively. Interest and related amortization represented 24.0% of total revenues in 2000 and 25.5% in 1999.

     Depreciation on corporate assets ($839,000) increased $107,000 or 14.6%. The increase was due to fixed asset purchases related to computer software upgrades. Depreciation on corporate assets represented 0.5% of total revenues in both 2000 and 1999.

     Depreciation on real estate assets and other costs ($25.9 million) increased $583,000 or 2.3% as a result of the addition of the Properties purchased in 1999. Depreciation on real estate assets and other costs represented 15.7% of total revenues in both 2000 and 15.8% in 1999.

                       MANUFACTURED HOME COMMUNITIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $399,000 when compared to December 31, 1999.

     Net cash provided by operating activities decreased $3.6 million from $63.2 million for the nine months ended September 30, 1999 to $59.6 million for the nine months ended September 30, 2000. This decrease reflects an extraordinary loss on early retirement of debt of $1.3 million, a gain of $12.0 million on the sale of Properties and other, increased prepaid expenses and other non-cash items, and a $4.8 million decrease in funds from operations ("FFO"), as discussed below.

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

                       MANUFACTURED HOME COMMUNITIES, INC.

     The following table presents a calculation of FFO and FAD for the quarters and nine months ended September 30, 2000 and 1999 (amounts in thousands):


                                                          QUARTERS ENDED            NINE MONTHS ENDED
                                                     -----------------------     ----------------------
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                        2000         1999          2000          1999
                                                     ----------    ---------     ---------    ---------
COMPUTATION OF FUNDS FROM OPERATIONS:
   Income before extraordinary loss on early
     extinguishment of debt ....................     $  5,451      $  6,877      $ 26,742      $ 22,074
    Income allocated to Common OP Units ........        1,451         1,509         6,822         4,862
    Gain on sale of Properties and other .......          ---           ---       (12,053)          ---
    Depreciation on real estate assets and
     other costs ...............................        8,510         8,807        25,934        25,351
                                                     --------      --------      --------      --------
  Funds from operations ........................     $ 15,412      $ 17,193      $ 47,445      $ 52,287
                                                     ========      ========      ========      ========

    Weighted average Common
      Shares outstanding - diluted .............       27,077        31,586        27,706        31,915
                                                     ========      ========      ========      ========

COMPUTATION OF FUNDS AVAILABLE FOR DISTRIBUTION:
  Funds from operations ........................     $ 15,412      $ 17,193      $ 47,445      $ 52,287
     Non-revenue producing improvements -
            rental properties ..................       (2,470)       (2,901)       (5,366)       (6,519)
                                                     --------      --------      --------      --------
    Funds available for distribution ...........     $ 12,942      $ 14,292      $ 42,079      $ 45,768
                                                     ========      ========      ========      ========
  Weighted average Common
      Shares outstanding - diluted .............       27,077        31,586        27,706        31,915
                                                     ========      ========      ========      ========

     Net cash provided by (used in) investing activities increased $68.3 million from $(31.3) million for the nine months ended September 30, 1999 to $36.9 million for the nine months ended September 30, 2000 primarily due to the Settlement regarding the Ellenburg Properties (see Note 4 and Note 8 to the Consolidated Financial Statements) whereby the Company received total cash proceeds of $53.5 million, the sale of the FFEC-Six water and wastewater service company and the acquisition of Properties in 1999, partially offset by the repayment of notes receivable in 1999 and increased contributions to affiliates in 2000.

     Capital expenditures for improvements were approximately $9.9 million for the nine months ended September 30, 2000 compared to $9.7 million for the nine months ended September 30, 1999. Of the $9.9 million, approximately $5.4 million represented improvements to existing sites. The Company anticipates spending approximately $2.3 million on improvements to existing sites during the remainder of 2000. The Company believes these improvements are necessary in order to increase and/or maintain occupancy levels and maintain competitive market rents for new and renewing residents. The remaining $4.5 million represented $4.2 million in costs to develop expansion sites at certain of the Company's Properties and $357,000 of other corporate headquarters costs. The Company is currently developing an additional 10 sites which should be available for occupancy in 2000.

     Net cash used in financing activities increased $76.6 million from $20.4 million for the nine months ended September 30, 1999 to $96.9 million for the nine months ended September 30, 2000, primarily due to the timing of distributions to Common Stockholders and Common OP Unitholders and net repayments on the line of credit with proceeds from the Settlement.

                       MANUFACTURED HOME COMMUNITIES, INC.

     Distributions to Common Stockholders and Common OP Unitholders increased approximately $17.1 million due to the timing of the fourth quarter 1999 dividend payment. On April 14, 2000, July 14, 2000 and October 13, 2000, the Company paid a $.415 per share distribution for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000, respectively, to stockholders of record on March 31, 2000, June 30, 2000 and September 29, 2000, respectively. Return of capital on a GAAP basis was $0.135 per share, $0.00 per share, and $.0155 per share for the first, second and third quarters of 2000, respectively.

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

                       MANUFACTURED HOME COMMUNITIES, INC.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     (see Note 8 of the Consolidated Financial Statements contained herein)

ITEM 5.   OTHER INFORMATION

     On May 9, 2000, the Board of Directors of the Company appointed Thomas P. Heneghan as the Company's President and Chief Operating Officer. Mr. Heneghan, 36, has served for the last five years as the Company's Chief Financial Officer. Gary Powell, the Company's Executive Vice President of Property Operations became President and Chief Executive Officer of the Company's sales and marketing affiliate, Realty Systems Inc. In addition, the Board of Directors of the Company appointed John M. Zoeller as Vice President and Chief Financial Officer of the Company. Mr. Zoeller, 39, has over 18 years of accounting experience including 12 years with various affiliates of Equity Group Investments. Mr. Zoeller, a CPA, holds a BS in Accounting from the University of Illinois, Champaign - Urbana.


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






                           MANUFACTURED HOME COMMUNITIES, INC.




                           BY:  /s/ John M. Zoeller
                                ---------------------------------
                                John M. Zoeller
                                Vice President, Treasurer and
                                 Chief Financial Officer

                           BY:  /s/ Mark Howell
                                ---------------------------------
                                Mark Howell
                                Principal Accounting Officer and
                                Assistant Treasurer




DATE:  November 10, 2000