Form 10-K
period 2000-12-31
MANUFACTURED HOME COMMUNITIES INC
filed 2001-03-28
CIK 895417

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates was approximately $537.3 million as of March 1, 2001 based upon the closing price of $28.00 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

At March 1, 2000, 21,177,709 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held May 8, 2001.

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS

PART I.                                                                                                          Page
                                                                                                                 ----

         Item 1.      Business ...............................................................................      3
         Item 2.      Properties .............................................................................      7
         Item 3.      Legal Proceedings ......................................................................     12
         Item 4.      Submission of Matters to a Vote of Security Holders ....................................     15


PART II.

         Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters ..............     16
         Item 6.      Selected Financial Data and Operating Information ......................................     17
         Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations ..     19
         Item 7A.     Quantitative and Qualitative Disclosure About Market Risk ..............................     27
         Item 8.      Financial Statements and Supplementary Data ............................................     27
         Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...     27


PART III.

         Item 10.     Directors and Executive Officers of the Registrant .....................................     27
         Item 11.     Executive Compensation .................................................................     27
         Item 12.     Security Ownership of Certain Beneficial Owners and Management .........................     27
         Item 13.     Certain Relationships and Related Transactions .........................................     27


PART IV.

         Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K ........................     28

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

     The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that has owned and operated Communities since 1969. As of December 31, 2000, the Company owned or had an ownership interest in a portfolio of 154 Communities and recreational vehicle ("RV") resorts (the "Properties") located throughout the United States containing 51,452 residential sites. The Properties are located in 26 states (with the number of Properties in each state shown parenthetically) - Florida
(47), California (25), Arizona (17), Michigan (11), Colorado (10), Delaware (7), Nevada (5), Indiana (4), Oregon (3), Kansas (3), Missouri (3), Illinois (2), Iowa (2), New York (2), Utah (2), Pennsylvania (1), Maryland (1), Minnesota (1), Montana (1), New Mexico (1), Ohio (1), Oklahoma (1), Texas (1), Virginia (1), West Virginia (1), and Washington (1). As of December 31, 2000, the Company also owned a commercial building located in California.

     The Company has approximately 800 full-time employees dedicated to carrying out the Company's operating philosophy and strategies of value enhancement and service to residents. The Company typically utilizes a one or two-person management team (who reside at the Properties) for the on-site management of each of the Properties. Typically, clerical and maintenance workers are employed to assist these individuals in the management and care of the Properties. Direct supervision of on-site management is the responsibility of the Company's regional vice presidents and regional managers. These individuals have significant experience in addressing the needs of residents and in finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 55 corporate employees who assist on-site management in all property functions.

FORMATION OF THE COMPANY

     The Company, formed in March 1993, is a Maryland corporation which has elected to be taxed as a real estate investment trust ("REIT"). The Company generally will not be subject to Federal income tax to the extent it distributes its REIT taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT, its income is taxable at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income.

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

     In addition, since certain activities, if performed by the Company, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), the Company has invested in the non-voting preferred stock of various corporations which engage in such activities. Realty Systems, Inc. ("RSI") is a preferred stock subsidiary of the Company that, doing business as Carefree Sales, is engaged in the business of purchasing, selling, leasing and financing manufactured homes that are located or will be located in Properties owned and managed by the Company. Carefree Sales also provides brokerage services to residents at such Properties. Typically residents move from a Community but do not relocate their homes. Carefree Sales may provide brokerage services, in competition with other local brokers, by seeking buyers for the homes. Carefree Sales also leases homes to prospective residents with the expectation that the tenant eventually will purchase the home. LP Management Corp. leases from the Operating Partnership certain real property within or adjacent to certain of the Properties consisting of golf courses, pro shops, restaurants and recreational vehicle areas. The Company believes that the activities of RSI and LP Management Corp. (collectively, "Affiliates") benefit the Company by maintaining and enhancing occupancy at the Properties. The Company accounts for its investment in and advances to Affiliates using the equity method of accounting.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

     The Company seeks to maximize both current income and long-term growth in income. The Company focuses on Communities that have strong cash flow and expects to hold such Properties for long-term investment and capital appreciation. In determining cash flow potential, the Company evaluates the Community's ability to attract and retain high quality residents who take pride in their Community and in their home. These business objectives and their implementation are determined by the Company's Board of Directors and may be changed at any time. The Company's investment and operating approach includes:

     - Providing consistently high levels of services and amenities in attractive surroundings to foster a strong sense of community and pride of home ownership;

     - Efficiently managing the Properties to increase operating margins by controlling expenses, increasing occupancy and maintaining competitive market rents;

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

FUTURE ACQUISITIONS

     The Company acquired or gained a controlling interest in eighty-eight Properties during 1997 through 1999, more than doubling its portfolio. The Company believes that opportunities for property acquisitions are still available and in general consolidation within the industry will continue (see - Industry - The Manufactured Home Community Industry - Industry Consolidation). The Company believes that transactions occurring in the private marketplace are at valuations significantly in excess of the Company's current public market valuation. As a result, during 1999 and 2000 the Company accelerated its stock repurchase program. The Company's board of directors continues to review the conditions under which the Company will repurchase its stock. These conditions include, but are not limited to, market price, balance sheet flexibility, other opportunities and capital requirements. (For more information on the Company's stock repurchase program see Note 4 to the accompanying financial statements.) Increasing acceptability of and demand for manufactured homes and continued constraints on development of new manufactured home communities continues to add to their attractiveness as an investment. The Company believes it has a competitive advantage in the acquisition of new Communities due to its experienced management, significant presence in major real estate markets and substantial capital resources. The Company is actively seeking to acquire additional Communities and currently is engaged in various stages of negotiations relating to the possible acquisition of a number of Communities.

     The Company anticipates that newly acquired properties will be located in the United States. The Company utilizes market information systems to identify and evaluate acquisition opportunities, including a market database to review the primary economic indicators of the various locations in which the Company expects to expand its operations. Acquisitions will be financed from the most appropriate sources of capital, which may include undistributed funds from operations, issuance of additional equity securities, sales of investments, collateralized and uncollateralized borrowings and issuance of debt securities. In addition, the Company may cause the Operating Partnership to issue units of limited partnership interest ("OP Units") to finance acquisitions. The Company believes that an ownership structure which includes the Operating Partnership will permit the Company to acquire additional Communities in transactions that may defer all or a portion of the sellers' tax consequences.

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

PROPERTY EXPANSIONS

     Several of the Company's Properties have available land for expanding the number of sites available to be leased to residents. Development of these sites ("Expansion Sites") is predicated by local market conditions and permitted by zoning and other applicable laws. When justified, development of Expansion Sites allows the Company to leverage existing facilities and amenities to increase the income generated from the Properties. Where appropriate, facilities and amenities may be upgraded or added to certain Properties in order to make those Properties more attractive in their markets. The Company's acquisition philosophy has included the desire to own Properties with potential Expansion Site development, and the Company has been successful in acquiring a number of such Properties. Several examples of these Properties include the 1994 acquisition of Bulow Village with potential development of approximately 750 Expansion Sites, the 1997 acquisition of Golf Vista Estates with potential development of approximately 180 Expansion Sites and the acquisition in 1999 of Coquina Crossing with potential development of approximately 480 Expansion Sites.

     Of the Company's 154 Properties, nine may be expanded consistent with existing zoning regulations. In 2001, the Company expects to develop an additional 353 Expansion Sites within five of these Properties. As of December 31, 2000, the Company had approximately 1,202 Expansion Sites available for occupancy in 22 of the Properties. The Company filled 317 Expansion Sites in 2000 and expects to fill an additional 250 to 300 Expansion Sites in 2000.

LEASES

     The typical lease entered into between the tenant and the Company for the rental of a site requires a security deposit and is for a month-to-month or year-to-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on state law, for non-payment of rent, violation of community rules and regulations or other specified defaults. Non-cancelable long-term leases, with remaining terms ranging up to ten years, are in effect at certain sites within eight of the Properties. These leases are subject to rental rate increases based on the Consumer Price Index ("CPI"), in some instances taking into consideration certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments are made on an annual basis.

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

                                    INDUSTRY

THE MANUFACTURED HOME COMMUNITY INDUSTRY

    The Company believes that modern manufactured home communities, such as the Properties, provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following industry specific reasons:

     - Barriers to Entry: The Company believes that the supply of new Communities will be constrained due to barriers to entry into the industry. The most significant barrier has been the difficulty in securing zoning from local authorities. This has been the result of
          (i) the public's historically poor perception of the industry, and
          (ii) the fact that Communities generate less tax revenue because the homes are treated as personal property (a benefit to the home owner) rather than real property. Another factor that creates substantial barriers to entry is the length of time between investment in the Community's development and the attainment of stabilized occupancy and the generation of revenues. The initial development of the infrastructure may take up to two or three years. Once the Community is ready for occupancy, it may be difficult to attract residents to an empty Community. Substantial occupancy levels may take several years to achieve.

     - Industry Consolidation: According to an industry analyst's manufactured home community industry report, there are approximately 50,000 Communities in the United States and approximately 6.5% or 3,250 of the Communities have more than 200 sites and would be considered "investment-grade" Properties. The five public REITs that own Communities own approximately 532 or about 16% of the "investment-grade" Communities. In addition, based on a report prepared by one analyst, the top 150 owners of Communities own approximately 69% of the "investment-grade" assets. The Company believes that this relatively high degree of fragmentation in the industry provides the Company, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional Communities.

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

ITEM 2.    PROPERTIES

    The Company believes that the Properties provide attractive amenities and common facilities that create a comfortable and attractive Community for the residents, with most offering a clubhouse, a swimming pool, laundry facilities and cable television service. Many also offer additional amenities such as sauna/whirlpool spas, golf courses, tennis, shuffleboard and basketball courts and exercise rooms. Since resident own their homes, it is their responsibility to maintain their homes and the surrounding area. It is management's role to insure that residents comply with Community policies and to provide maintenance of the common areas, facilities and amenities. The Company holds periodic meetings of its property management personnel for training and implementation of the Company's strategies. The Properties historically have had and the Company believes they will continue to have low turnover and high occupancy rates.

    The distribution of the Properties throughout the United States reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of properties outside such markets. The Company's five largest markets of Properties owned are Florida (47 Properties), California (25 Properties), Arizona (17 Properties), Michigan (11 Properties) and Colorado (10 Properties). These markets accounted for 35%, 17%, 9%, 4%, and 9%, respectively, of the Company's total revenues for the year ended December 31, 2000. The Company also has Properties located in the following markets: Northeast, Northwest, Midwest, and Nevada/Utah/New Mexico. The Company's largest Property, Bay Indies, located in Venice, Florida accounted for 3% of the Company's total revenues for the year ended December 31, 2000.

    The following tables set forth certain information relating to the Properties owned by the Company as of December 31, 2000, categorized by the Company's major markets. "Core Portfolio" represents an analysis of Properties owned throughout both years of comparison. The table excludes the following RV resort Properties (3,197 sites) at which rents and occupancy vary based on seasonality: Sherwood Forest RV (Kissimmee, Florida); Southern Palms (Eustis, Florida); and Fun & Sun (San Benito, Texas). The table excludes five Properties (1,521 sites) in which the Company has a non-controlling joint venture interest and accounts for using the equity method of accounting.

                                                            NUMBER                                     MONTHLY         MONTHLY
                                                           OF SITES      OCCUPANCY    OCCUPANCY       BASE RENT       BASE RENT
                                LOCATION                    AS OF         AS OF        AS OF           AS OF           AS OF
      PROPERTY                 CITY, STATE                 12/31/00      12/31/00     12/31/99        12/31/00        12/31/99
      --------                 -----------                 --------      --------     --------        --------        --------


                                                             FLORIDA

    NORTHERN, CENTRAL & EASTERN:

Arrowhead                 Lantana            FL               602         95.7%         95.5%            $405            $388
Brittany Estates          Tallahassee        FL               299         93.6%         97.7%            $248            $233
Bulow Village             Flagler Beach      FL               276         97.8% (c)     89.9% (c)        $244            $238
Carriage Cove             Daytona Beach      FL               418         98.3%         96.9%            $370            $335
Colonies of Margate       Margate            FL               819         96.3%         96.1%            $418            $410
Coquina Crossing          St Augustine       FL   (a)         273         86.8% (c)     75.2% (c)        $281            $276
Country Side North        Vero Beach         FL               646         95.5% (c)     93.5% (c)        $298            $283
Fernwood                  Deland             FL                92         95.7%         95.7%            $244            $227
Heritage Village          Vero Beach         FL               436         97.2%         97.7%            $308            $291
Holiday Village FL        Vero Beach         FL               128         79.7%         82.0%            $281            $268
Indian Oaks               Rockledge          FL               211         94.8% (c)     90.5% (c)        $240            $236
Lakewood Village          Melbourne          FL               348         95.7%         94.8%            $345            $331
The Landings              Port Orange        FL               433         89.4% (c)     89.1% (c)        $293            $287
Mid-Florida Lakes         Leesburg           FL             1,226         93.2% (c)     95.4% (c)        $313            $305
Oak Bend                  Ocala              FL               262         84.4% (c)     82.1% (c)        $239            $226
Pickwick                  Port Orange        FL               432         94.9%         95.1%            $296            $287
Sherwood Forest           Kissimmee          FL               769         94.7% (c)     89.1% (c)        $319            $286
Spanish Oaks              Ocala              FL               459         93.7%         95.9%            $297            $282
The Meadows, FL           Palm Beach Gardens FL   (a)         380         81.1% (c)     78.7% (c)        $332            $318

    TAMPA/NAPLES:

Bay Indies                Venice             FL             1,309         99.9%         99.8%            $314            $304
Bay Lake Estates          Nokomis            FL               228         98.2%         99.6%            $354            $348
Boulevard Estates         Clearwater         FL               297         89.6%         89.6%            $279            $282
Buccaneer                 N. Ft. Myers       FL               971         99.3%         99.4%            $317            $304
Chalet Village            Tampa              FL                60         90.0%         88.5%            $306            $302
Country Meadows           Plant City         FL               736         98.8%         98.5%            $277            $267
Country Place             New Port Richey    FL               515         90.9% (c)     82.5% (c)        $230            $222
Down Yonder               Largo              FL               361         98.9%         98.6%            $351            $343
East Bay Oaks             Largo              FL               328         97.0%         99.1%            $351            $341
Eldorado Village          Largo              FL               227         96.9%         96.0%            $356            $343
Friendly Village of       Clearwater         FL               236         84.7%         85.6%            $293            $282
Kapok
Hillcrest                 Clearwater         FL               279         80.3%         83.2%            $326            $320
Holiday Ranch             Largo              FL               150         94.0%         94.0%            $333            $315
Lake Fairways             N. Ft. Myers       FL               896         99.4%         99.7%            $352            $339
Lake Haven                Dunedin            FL               379         97.6%         95.8%            $394            $363
Pine Lakes                N. Ft. Myers       FL               584         99.8%        100.0%            $421            $410
Satellite                 Clearwater         FL                87         90.8%         93.3%            $253            $243
Sunset Oaks               Plant City         FL               168         64.9% (c)     56.3% (c)        $231            $217
The Heritage              N. Ft. Myers       FL               455         79.6% (c)     76.7% (c)        $290            $282
Windmill Manor            Bradenton          FL               292         96.2%         95.9%            $363            $351
Windmill Village - Ft.    N. Ft. Myers       FL               491         98.6%         98.6%            $297            $291
Myers
Windmill Village North    Sarasota           FL               471         99.8%         99.8%            $320            $310
Windmill Village South    Sarasota           FL               306        100.0%        100.0%            $321            $310
                                                           ------       ------        ------           ------          ------
    TOTAL FLORIDA MARKET                                   18,335         94.7%         93.9%            $321            $311
                                                           ------       ------        ------           ------          ------

    FLORIDA MARKET - CORE PORTFOLIO                        17,682         95.1%         94.5%            $333            $312
                                                           ------       ------        ------           ------          ------

                                                          NUMBER                                        MONTHLY         MONTHLY
                                                         OF SITES        OCCUPANCY     OCCUPANCY       BASE RENT       BASE RENT
                               LOCATION                   AS OF           AS OF         AS OF           AS OF            AS OF
       PROPERTY               CITY, STATE                12/31/00        12/31/00      12/31/99        12/31/00        12/31/99
       --------               -----------                --------        --------      --------        --------        --------


                                                         CALIFORNIA

    NORTHERN
    CALIFORNIA:

California Hawaiian       San Jose            CA              419         98.1% (c)     99.3% (c)        $600            $580
Colony Park               Ceres               CA              186         76.9%         71.5%            $345            $325
Concord Cascade           Pacheco             CA              283         98.9%         99.6%            $521            $507
Contempo Marin            San Rafael          CA              396         98.7%         98.7%            $631            $613
Coralwood                 Modesto             CA              194         92.8%         92.3%            $403            $393
Four Seasons              Fresno              CA              242         71.5%         68.6%            $244            $242
Laguna Lake               San Luis Obispo     CA              290         99.7%        100.0%            $328            $292
Monte del Lago            Castroville         CA              314         99.4% (c)     99.7% (c)        $485            $456
Quail Meadows             Riverbank           CA              146         98.6%         92.5%            $340            $330
Royal Oaks                Visalia             CA              149         83.2%         80.5%            $253            $247
DeAnza Santa Cruz         Santa Cruz          CA              198        100.0%        100.0%            $514            $491
Sea Oaks                  Los Osos            CA              138        100.0%        100.0%            $344            $335
Sunshadow                 San Jose            CA              121        100.0%        100.0%            $583            $561
Westwinds (4              San Jose            CA              723         99.9%         99.3%            $615            $570
properties)

    SOUTHERN
    CALIFORNIA:

Date Palm Country Club    Cathedral City      CA              538         93.9%         91.4%            $631            $594
Lamplighter               Spring Valley       CA              270         99.6%         99.6%            $535            $508
Meadowbrook               Santee              CA              332         99.4%         99.1%            $604            $560
Rancho Mesa               El Cajon            CA              158         99.4%         94.9%            $510            $502
Rancho Valley             El Cajon            CA              140         99.3%         98.6%            $517            $494
Royal Holiday             Hemet               CA  (a)         179         72.6%         75.0%            $257            $252
Santiago Estates          Sylmar              CA              299         94.6%         92.7%            $591            $564
                                                           ------       ------        ------           ------          ------
    TOTAL CALIFORNIA MARKET                                 5,715         94.9%         94.3%            $509            $491
                                                           ------       ------        ------           ------          ------

    CALIFORNIA MARKET - CORE PORTFOLIO                      5,536         95.7%         94.9%            $517            $479
                                                           ------       ------        ------           ------          ------

                                                            ARIZONA
Apollo Village            Phoenix             AZ              237         92.8% (c)     92.4% (c)        $356            $337
Brentwood Manor           Mesa                AZ              274         94.9%         96.4%            $431            $417
Carefree Manor            Phoenix             AZ              127         99.2%         98.4%            $303            $277
Casa del Sol #1           Peoria              AZ              246         94.7%         94.3%            $407            $394
Casa del Sol #2           Glendale            AZ              239         97.9%         97.9%            $438            $423
Casa del Sol #3           Glendale            AZ              238         96.2%         97.1%            $420            $403
Central Park              Phoenix             AZ              293         96.9%         95.9%            $373            $355
Desert Skies              Phoenix             AZ              164         97.0%         97.0%            $299            $278
Fairview Manor            Tucson              AZ              235         92.8%         95.3%            $311            $291
Hacienda de Valencia      Mesa                AZ              365         94.2%         93.4%            $361            $344
Palm Shadows              Glendale            AZ              294         94.9%         94.9%            $336            $326
Sedona Shadows            Sedona              AZ              200         88.0%         88.0%            $306            $293
Sunrise Heights           Phoenix             AZ              199         95.5%         98.0%            $347            $327
The Mark                  Mesa                AZ              410         95.9%         97.3%            $361            $338
The Meadows               Tempe               AZ              391         98.0%         96.7%            $416            $399
Whispering Palms          Phoenix             AZ              116         99.1%        100.0%            $263            $247
                                                           ------       ------        ------           ------          ------
    TOTAL ARIZONA MARKET                                    4,028         95.4%         95.7%            $367            $350
                                                           ------       ------        ------           ------          ------

    ARIZONA MARKET - CORE PORTFOLIO                         4,028         95.4%         95.7%            $367            $350
                                                           ------       ------        ------           ------          ------

                                                           NUMBER                                      MONTHLY         MONTHLY
                                                          OF SITES       OCCUPANCY    OCCUPANCY       BASE RENT       BASE RENT
                               LOCATION                    AS OF          AS OF         AS OF           AS OF           AS OF
       PROPERTY               CITY, STATE                 12/31/00       12/31/00     12/31/99         12/31/00        12/31/99
       --------               -----------                 --------       --------     --------         --------        --------


                                                          MICHIGAN
Americana Estate          Kalamazoo           MI              162         93.2%         97.5%            $262            $254
Appletree                 Walker              MI              239         96.7%         96.2%            $290            $276
Brighton Village          Brighton            MI              197         99.0%         97.0%            $330            $326
College Heights           Auburn Hills        MI              162         98.1%         92.6%            $317            $332
Creekside                 Wyoming             MI              165         97.6%         98.8%            $356            $344
Groveland Manor           Holly               MI              186         91.4%         93.0%            $320            $317
Hillcrest Acres           Kalamazoo           MI              150         96.0%         98.0%            $289            $283
Metro                     Romulus             MI              227         98.7%         96.0%            $328            $300
Riverview Estates         Bay City            MI              197         78.2%         76.8%            $230            $233
South Lyon Woods          South Lyon          MI              211         98.1%         98.1%            $417            $401
Willow Run                Ypsilianti          MI              185         91.4%         89.2%            $272            $281
                                                            -----         ----          ----             ----            ----
    TOTAL MICHIGAN MARKET                                   2,081         94.4%         93.9%            $315            $306
                                                            -----         ----          ----             ----            ----

    MICHIGAN MARKET - CORE PORTFOLIO                        2,081         94.4%         93.9%            $315            $306
                                                            -----         ----          ----             ----            ----

                                                            COLORADO
Bear Creek                Sheridan            CO              124        100.0%        100.0%            $385            $366
Cimarron                  Broomfield          CO              327         99.1%         98.8%            $391            $368
Golden Terrace            Golden              CO              264         99.2%         98.5%            $431            $414
Golden Terrace South      Golden              CO               80        100.0%         96.3%            $407            $381
Golden Terrace West       Golden              CO              316        100.0%         96.2%            $424            $408
Hillcrest Village         Aurora              CO              602         96.3%         96.0%            $422            $400
Holiday Hills             Denver              CO              734         97.1%         95.0%            $412            $390
Holiday Village           Co. Springs         CO              240         96.3%         98.8%            $403            $384
Pueblo Grande             Pueblo              CO              252         96.8%         94.4%            $265            $253
Woodland Hills            Denver              CO              434         98.6%         97.9%            $390            $375
                                                            -----         ----          ----             ----            ----
    TOTAL COLORADO MARKET                                   3,373         97.9%         96.7%            $399            $380
                                                            -----         ----          ----             ----            ----

    COLORADO MARKET - CORE PORTFOLIO                        3,373         97.9%         96.7%            $399            $380
                                                            -----         ----          ----             ----            ----

                                                           NORTHEAST
Aspen                     Rehoboth           DE               199        100.0%         98.0%            $250            $228
Camelot Acres             Rehoboth           DE               319        100.0%         99.4%            $380            $363
Mariners Cove             Millsboro          DE               375         88.5% (c)     85.6% (c)        $356            $336
McNicol                   Rehoboth           DE                93         97.8%        100.0%            $248            $240
Sweetbriar                Rehoboth           DE               142        100.0%         99.3%            $208            $189
Waterford                 Bear               DE               731         96.9% (c)     93.8% (c)        $379            $360
Whispering Pines          Lewes              DE               392         96.9%         93.6%            $258            $245
Pheasant Ridge            Mt. Airy           MD               101         99.0%         99.0%            $424            $407
Brook Gardens             Lackawanna         NY               424         97.2%         97.7%            $423            $400
Greenwood                 Manorville         NY               474         97.3% (c)     92.0% (c)        $366            $361
Green Acres               Breinigsville      PA               595         97.3%         98.8%            $408            $386
Meadows of Chantilly      Chantilly          VA               500         92.0%         83.0%            $493            $483
Independence Hill         Morgantown         WV               203         90.1%         87.2%            $204            $194
                                                            -----         ----          ----             ----            ----
    TOTAL NORTHEAST MARKET                                  4,548         96.0%         93.5%            $365         $   339
                                                            -----         ----          ----             ----            ----

    NORTHEAST MARKET - CORE PORTFOLIO                       4,548         96.0%         93.5%            $365            $339
                                                            -----         ----          ----             ----            ----

                                                           NUMBER                                       MONTHLY         MONTHLY
                                                          OF SITES       OCCUPANCY     OCCUPANCY       BASE RENT       BASE RENT
                               LOCATION                    AS OF           AS OF        AS OF           AS OF           AS OF
       PROPERTY               CITY, STATE                 12/31/00       12/31/00      12/31/99        12/31/00        12/31/99
       --------               -----------                 --------       --------      --------        --------        --------


                                                            MIDWEST
Five Seasons              Cedar Rapids       IA               390         79.7% (c)     81.5% (c)        $240            $240
Holiday Village, IA       Sioux City         IA               519         87.7%         92.1%            $241            $228
Golf Vista                Monee              IL               319         90.6% (c)     77.1% (c)        $344            $319
Willow Lake Estates       Elgin              IL               617         97.4%         96.3%            $583            $546
Burns Harbor Estates      Chesterton         IN               227         89.0%         93.4%            $287            $282
Candlelight Village       Columbus           IN               585         99.5%         99.1%            $207            $195
Oak Tree Village          Portage            IN               379         93.1%         94.5%            $283            $267
Windsong                  Indianapolis       IN               268         91.4%         97.0%            $267            $257
Bonner Springs            Bonner Springs     KS               211         91.9%         93.4%            $216            $202
Carriage Park             Kansas City        KS               143         76.9% (d)     74.1% (d)        $208            $196
Quivira Hills             Kansas City        KS               142         86.6%         82.4%            $245            $226
Camelot                   Burnsville         MN               302         99.3%         99.7%            $241            $239
Briarwood                 Brookline          MO               166         90.4%         92.2%            $195            $175
Dellwood Estates          Warrensburg        MO               136         81.6%         86.0%            $168            $156
North Star                Kansas City        MO               219         96.3%         95.9%            $261            $244
Royal Village             Toledo             OH               233         89.3%         92.3%            $268            $258
Rockwood                  Tulsa              OK               264         98.5%         98.5%            $230            $218
                                                            -----         ----          ----             ----            ----
    TOTAL MIDWEST MARKET                                    5,120         91.9%         92.2%            $287            $282
                                                            -----         ----          ----             ----            ----

    MIDWEST MARKET - CORE PORTFOLIO                         5,120         91.9%         92.2%            $287            $282
                                                            -----         ----          ----             ----            ----

                                                  NEVADA, UTAH, NEW MEXICO
Del Rey                    Albuquerque        NM              407         90.9%         83.8%            $316            $350
Bonanza                    Las Vegas          NV              353         81.6%         91.8%            $440            $441
Boulder Cascade            Las Vegas          NV              299         89.3%         93.3%            $457            $443
Cabana                     Las Vegas          NV              263         98.9%         99.6%            $415            $392
Flamingo West              Las Vegas          NV              258         80.2% (c)    100.0% (c)        $406            $403
Villa Borega               Las Vegas          NV              293         95.9%         98.3%            $451            $443
All Seasons                Salt Lake City     UT              121         97.5%         97.5%            $315            $292
Westwood Village           Farr West          UT              314         95.2% (c)     98.7% (c)        $230            $218
                                                            -----         ----          ----             ----            ----
    TOTAL NEVADA, UTAH, NEW MEXICO MARKET                   2,308         90.6%         94.0%            $384            $376
                                                            -----         ----          ----             ----            ----

    NEVADA, UTAH, NEW MEXICO MARKET - CORE PORTFOLIO        2,308         90.6%         94.0%            $384            $376
                                                            -----         ----          ----             ----            ----

                                                           NORTHWEST
Casa Village               Billings           MT              491         98.0%         97.0%            $272            $262
Falcon Wood Village        Eugene             OR              183         98.4%         99.5%            $345            $329
Quail Hollow               Fairview           OR              138         98.6%         99.3%            $409            $408
Shadowbrook                Clackamas          OR              156         99.4%        100.0%            $429            $417
Kloshe Illahee             Federal Way        WA              258         99.2%         99.6%            $454            $433
                                                            -----         ----          ----             ----            ----
    TOTAL NORTHWEST MARKET                                  1,226         98.5%         98.4%            $356            $345
                                                            -----         ----          ----             ----            ----

    NORTHWEST MARKET - CORE PORTFOLIO                       1,226         98.5%         98.4%            $356            $345
                                                            -----         ----          ----             ----            ----

GRAND TOTAL ALL MARKETS                                    46,734         94.7%         94.2%            $356            $343
                                                           ======         ====          ====             ====            ====
GRAND TOTAL ALL MARKETS - CORE PORTFOLIO                   45,902         94.9% (e)     94.2% (e)        $357            $344
                                                           ======         ====          ====             ====            ====

(a)  Represents a Property that is not part of the Core Portfolio.

(c) The process of filling Expansion Sites at these Properties is ongoing. A decrease in occupancy may reflect development of additional Expansion Sites.

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

     DeAnza Santa Cruz Mobile Estates is a 198 site community overlooking the Pacific Ocean. It is subject to the City's rent control ordinance which limits annual rent increases to 75% of CPI. The Company purchased this Property in August 1994 from certain unaffiliated DeAnza entities ("DeAnza"). Prior to the Company's purchase in 1994, DeAnza made the decision to submeter and separately bill tenants at the Property for both water and sewer in 1993 in the face of the City's rapidly rising utility costs.

     Under California Civil Code Section 798.41, DeAnza was required to reduce rent by an amount equal to the average cost of usage over the preceding 12 months. This was done. With respect to water, not looking to submit to jurisdiction of the California Public Utility Commission ("CPUC"), DeAnza relied on California Public Utilities Code Section 2705.5 ("CPUC Section 2705.5") to determine what rates would be charged for water on an ongoing basis without becoming a public utility. DeAnza and the Company interpreted the statute as providing that in a submetered mobile home park, the property owner is not subject to regulation and control of the CPUC so long as the users are charged what they would be charged by the utility company if users received their water directly from the utility company. In Santa Cruz, customers receiving their water directly from the city's water utility were charged a certain lifeline rate for the first 400 ccfs of water and a greater rate for usage over 400 ccfs of water, a readiness to serve charge of $7.80 per month and tax on the total. In reliance on CPUC Section 2705.5, DeAnza implemented its billings on this schedule notwithstanding that it did not receive the discount for the first 400 ccfs of water because it was a commercial and not a residential customer.

     A dispute with the residents ensued over the readiness to serve charge and tax thereon. The residents argued that California Civil Code Section 798.41 required that the Property owner could only pass through its actual costs of water (and that the excess charges over the amount of the rent rollback were an improper rent increase) and that CPUC Section 2705.5 was not applicable. DeAnza unbundled the utility charges from rent consistent with California Civil Code
Section 798.41 and it has generally been undisputed that the rent rollback was accurately calculated.

     In August 1994, when the Company acquired the Property, the Company reviewed the respective legal positions of the Santa Cruz Homeowners Association ("HOA") and DeAnza and concurred with DeAnza. Their reliance on CPUC Section 2705.5 made both legal and practical sense in that residents paid only what they would pay if they lived in a residential neighborhood within the City and permitted DeAnza to recoup part of the expenses of operating a submetered system through the readiness to serve charge.

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

     On June 29, 1995, a hearing was held before a Santa Cruz rent control officer on billing and submetering issues related to both water and sewer. The Company and DeAnza prevailed on all issues related to sewer and the rent rollback related to water, but the hearing officer determined that the Company could only pass through its actual cost of water, i.e., a prorated readiness to serve charge and tax thereon. The hearing officer did not deal with the subsidy being given to residents through the quantity charge and ordered a rebate in a fixed amount per resident. The Company and DeAnza requested reconsideration on this issue, among others, which reconsideration was denied by the hearing officer.

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

     The Company requested that the City and the HOA agree to a further stay pending appeal to the court of appeal, but they refused and the appeal court denied the Company's request for a stay in late November 1996. Therefore, on January 1, 1997, the Company reduced its water charges at this Property to reflect a pass-through of only the readiness to serve charge and tax at the master meter (approximately $0.73) and to eliminate the subsidy on the water charges. On their March 1, 1997 rent billings, residents were credited for amounts previously "overcharged" for readiness to serve charge and tax. The amount of the rebate given by the Company and DeAnza was $36,400. In calculating the rebate, the Company and DeAnza took into account the previous subsidy on water usage although this issue had not yet been decided by the court of appeal. The Company and DeAnza felt legally safe in so doing based on language in the hearing officer's decision that actual costs could be passed through.

     On March 12, 1997, the Company also filed an application with the CPUC to dedicate the water system at this Property to public use and have the CPUC set cost-based rates for water usage. The Company believed it was obligated to take this action because of its consistent reliance on CPUC Section 2705.5 as a safe harbor from CPUC jurisdiction. That is, when the Company could no longer charge for water as the local serving utility would charge, it was no longer exempt from the CPUC's jurisdiction and control under CPUC Section 2705.5.

     On March 20, 1997, the court of appeal issued the writ of mandate requested by the Company on the grounds that the hearing officer had improperly calculated the amount of the rebate (meaning the Company had correctly calculated the rent credits), but also ruling that the hearing officer was correct when he found that the readiness to serve charge and tax thereon as charged by DeAnza and the Company were an inappropriate rent increase. The court of appeal further agreed with the Company that the City's hearing officer did not have the authority under California Civil Code Section 798.41 to establish rates that could be charged in the future.

     Following this decision, the CPUC granted the Company its certificate of convenience and necessity on December 17, 1998 and approved cost-based rates and charges for water that exceed what residents were paying under the Company's reliance on CPUC Section 2705.5. Concurrently, the CPUC also issued an Order Instituting Investigation ("OII") confirming its exclusive jurisdiction over the issue of water rates in a submetered system and commencing an investigation into the confusion and turmoil over billings in submetered properties. Specifically, the OII states: "The Commission has exclusive and primary jurisdiction over the establishment of rates for water and sewer services provided by private entities."

     Specifically, the CPUC ruling regarding the Company's application stated:
"The ultimate question of what fees and charges may or may not be assessed, beyond external supplier pass-through charges, for in-park facilities when a mobile home park does not adhere to the provisions of CPUC Section 2705.5, must be decided by the Commission."

     After the court of appeal decision, the HOA brought all of its members back into the underlying civil action for the purpose of determining damages, including punitive damages, against the Company. The trial was continued from July 1998 to January 1999 to give the CPUC time to act on the Company's application. Notwithstanding the action taken by the CPUC in issuing the OII in December 1998, the trial court denied the Company's motion to dismiss on jurisdictional grounds and trial commenced before a jury on January 11, 1999.

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

     On April 19, 1999, the trial court denied all of the Company's and DeAnza's post-trial motions for judgement notwithstanding the verdict, new trial and remittitur. The trial court also awarded $700,000 of attorneys' fees to plaintiffs. The Company has appealed the jury verdict and attorneys' fees award (which also accrues interest at the statutory rate of 10.0% per annum) and the appeal has been fully briefed by both parties. The Company is awaiting notice of scheduling of oral argument on the appeal.

     In two related appeals, the Company had argued that the trial court's ability to enter an award of attorneys' fees in favor of the HOA and to take certain other actions was preempted by the exercise of exclusive jurisdiction by the CPUC over the issue of how to set rates for water in a submetered mobile home park. During 2000, the California court of appeal rejected the Company's preemption argument with respect to these prior rulings in favor of plaintiffs, one of which had awarded plaintiffs approximately $100,000 of attorneys' fees. The California Supreme Court declined to accept the case for review and the Company paid the judgment, including post-judgment interest thereon, and settled the matter for approximately $200,000 late in 2000.

     The jury verdict appeal also raises a similar jurisdictional argument as well as several other arguments for reversal or reduction of the punitive damage award or for a new trial. An important distinction between the appellate ruling in 2000 and the preemption issue as it is presented on appeal in the jury verdict case is that the preemption argument rejected was "retroactive" while the preemption issue remaining on appeal is prospective. One of the other arguments raised by the Company in the jury verdict appeal is that punitive damages are not available in a case brought under Section 798.41 of the California Mobilehome Residency Law ("MRL") since the MRL contains its own penalty provisions. Although no assurances can be given, the Company believes the appeal will be successful.

     Subsequently, in December 2000 the HOA and certain individual residents of the Property filed a complaint in the Superior Court of California, County of Santa Cruz (No. CV 139825) against the Company, certain affiliates of the Company and certain employees of the Company. The new lawsuit seeks damages, including punitive damages, for intentional infliction of emotional distress, unfair business practices, and unlawful retaliation purportedly arising from allegedly retaliatory rent increases which were noticed by the Company to certain residents in September 2000. The Company believes that the residents who received rent increase notices with respect to rent increases above those permitted by the local rent control ordinance were not covered by the ordinance either because they did not comply with the provisions of the ordinance or because they are exempted by state law. On December 29, 2000, the Superior Court of California, County of Santa Cruz enjoined such rent increases. The Company intends to vigorously defend the matter, which may go to trial in the summer of 2001.

ELLENBURG COMMUNITIES

     The Company and certain other parties entered into a settlement agreement, which was approved by the court in April 2000. The settlement resolved substantially all of the litigation and appeals involving the Ellenburg Properties, and transactions arising out of the settlement closed on May 22, 2000 (see Note 5).

     In connection with the Ellenburg Acquisition, on September 8, 1999, Ellenburg Fund 20 ("Fund 20") filed a cross complaint in the Ellenburg dissolution proceeding against the Company and certain of its affiliates alleging causes of action for fraud and other claims in connection with the Ellenburg acquisition. The Company subsequently successfully had the cross complaint against the Company and its affiliates dismissed with prejudice by the California Superior Court. However, Fund 20 has appealed. This appeal was not resolved by the Settlement. The Company believes Fund 20's allegations are without merit and will vigorously defend itself.

CANDLELIGHT PROPERTIES, L.L.C

     In 1996, 1997 and 1998, the Lending Partnership made loans to Candlelight Properties, L.L.C. ("Borrower") in the aggregate principal amount of $8,050,000 (collectively, the "Loan". The Loan is secured by a mortgage on Candlelight Village ("Candlelight"), a Property in Columbus, Indiana, and is guaranteed by Ronald E. Farren ("Farren"), the 99% owner of Borrower. The Company accounts for the Loan as an investment in real estate and, accordingly, Candlelight's results of operations are consolidated with the Company's for financial reporting purposes. Concurrently with the funding of the Loan, Borrower granted the Operating Partnership the option to acquire Candlelight upon the maturity of the Loan. The Operating Partnership notified Borrower that it was exercising its option to acquire Candlelight in March 1999, and the Loan subsequently matured on May 3, 1999. However, Borrower failed to repay the Loan and refused to convey Candlelight to the Operating Partnership.

     Borrower filed suit in the Circuit Court of Bartholomew County, Indiana ("Court") on May 5, 1999, seeking declaratory judgment on the validity of the exercise of the option. The Lending Partnership filed suit in the Court the next day, seeking to foreclose its mortgage, and the suits were consolidated (collectively, the "State Court Litigation") by the Court. The Court issued an Order on December 1, 1999, finding, among other things, that the Operating Partnership had validly exercised the option. Both parties filed motions to correct errors in the Order, and on May 15, 2000, the Court issued judgments against Borrower and Farren and in favor of the Operating Partnership in the option case and the Lending Partnership in the foreclosure case. Borrower and Farren appealed both judgments, and the Court has stayed the judgments pending such appeals. The Operating Partnership and the Lending Partnership intend to continue vigorously pursuing this matter and believe that, while no assurance can be given, such efforts will be successful.

     On May 3, 2000, Hanover Group, Inc. ("Hanover") and Farren filed suit against the Company and certain executive and senior officers of the Company in the United States District Court for Southern District of Indiana, Indianapolis Division. The complaint alleges violations of securities laws and fraud arising from the loan transaction being litigated in the State Court Litigation and seeks damages, including treble damages. The Company believes that the complaint is related to rulings made by the Court and is without merit. The Company has filed a motion for judgment on the pleadings (which has been fully briefed), and will continue to vigorously defend itself and the officers of the Company.

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

                                                                                              Distributions       Return of Capital
                                          Close              High             Low                  Made             GAAP Basis (a)
                                          -----              ----             ---                  ----             --------------
2000

1st Quarter                              $23.1250          $25.7500         $22.2500              $.4150                    $.14
2nd Quarter                               23.9375           25.7500          23.0625               .4150                     .00
3rd Quarter                               25.0000           25.2500          23.5000               .4150                     .17
4th Quarter                               29.0000           29.1250          24.3125               .4150                     .12

1999

1st Quarter                              $24.0000          $25.5000         $21.8125              $.3875                    $.08
2nd Quarter                               26.0000           27.0000          22.3750               .3875                     .12
3rd Quarter                               23.3750           26.0625          23.0000               .3875                     .12
4th Quarter                               24.3125           24.5000          22.5625               .3875                     .15

(a) Represents distributions per share in excess of net income per share-basic on a GAAP basis and is not the same as return of capital on a tax basis.

The number of beneficial holders of the Company's common stock at December 31, 2000 was approximately 5,500.

ITEM 6.      SELECTED FINANCIAL AND OPERATING INFORMATION

     The following table sets forth selected financial and operating information on a historical basis for the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from the historical Financial Statements of the Company audited by Ernst & Young LLP, independent auditors.

                       MANUFACTURED HOME COMMUNITIES, INC.
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
         (Amounts in thousands, except for per share and property data)


OPERATING DATA:                                                                (1) YEARS ENDED DECEMBER 31,
                                                                               ----------------------------
                                                               2000          1999          1998           1997          1996
                                                               ----          ----          ----           ----          ----
REVENUES

     Base rental income...................................    $189,481      $181,672       $165,340      $108,984       $93,109
     RV base rental income................................       7,414         9,526          7,153           ---           ---
     Utility and other income.............................      20,366        20,096         18,219        11,785         8,821
     Equity in income of affiliates.......................       2,408         2,065          1,070           800           853
     Interest income......................................       1,009         1,669          3,048         1,941         2,420
                                                              --------      --------       --------      --------       -------
        Total revenues....................................     220,678       215,028        194,830       123,510       105,203
                                                              --------      --------       --------      --------       -------

EXPENSES

     Property operating and maintenance...................      59,199        58,038         53,064        32,343        28,399
     Real estate taxes....................................      16,888        16,460         14,470         8,352         7,947
     Property management..................................       8,690         8,337          7,108         5,079         4,338
     General and administrative...........................       6,423         6,092          5,411         4,559         4,062
     Interest and related amortization....................      53,280        53,775         49,693        21,753        17,782
     Depreciation on corporate assets.....................       1,139         1,005            995           590           488
     Depreciation on real estate assets and other costs...      34,411        34,486         28,426        17,365        15,244
                                                              --------      --------       --------      --------       -------
        Total expenses....................................     180,030       178,193        159,167        90,041        78,260
                                                              --------      --------       --------      --------       -------

     Income from operations...............................      40,648        36,835         35,663        33,469        26,943
     Gain on sale of property and other...................      12,053           ---            ---           ---           ---
                                                              --------      --------       --------      --------       -------
     Income before allocation to minority interests and
        extraordinary loss on early extinguishment of debt      52,701        36,835         35,663        33,469        26,943

     (Income) allocated to Common OP Units................     (8,463)       (6,219)        (6,733)       (4,373)       (2,671)
     (Income) allocated to Perpetual Preferred OP Units...    (11,252)       (2,844)            ---           ---           ---
                                                              --------      --------       --------      --------       -------

     Income before extraordinary loss on early
        extinguishment of debt............................      32,986        27,772         28,930        29,096        24,272
     Extraordinary loss on early extinguishment
        of debt (net of $264 and $105 allocated to
        minority interests)...............................     (1,041)           ---            ---         (451)           ---
                                                              --------      --------       --------      --------       -------

        NET INCOME........................................     $31,945       $27,772        $28,930       $28,645       $24,272
                                                               =======       =======        =======       =======       =======

     Net income per Common Share before extraordinary item
     - basic .............................................       $1.54         $1.10          $1.13         $1.18         $0.98
                                                               =======       =======        =======       =======       =======
     Net income per Common Share before extraordinary item
     - diluted............................................       $1.51         $1.09          $1.12         $1.16         $0.98
                                                               =======       =======        =======       =======       =======

     Net income per Common Share - basic..................       $1.49         $1.10          $1.13         $1.16         $0.98
                                                               =======       =======        =======       =======       =======
     Net income per Common Share - diluted................       $1.46         $1.09          $1.12         $1.15         $0.98
                                                               =======       =======        =======       =======       =======

     Dividend declared per Common Share...................       $1.66         $1.55          $1.45         $1.32         $1.22
                                                               =======       =======        =======       =======       =======

     Weighted average Common Shares outstanding - basic...      21,469        25,224         25,626        24,689        24,693
     Weighted average Common OP Units outstanding.........       5,592         5,704          5,955         3,749         2,715
     Weighted average Common Shares outstanding - diluted.      27,408        31,252         31,962        28,762        27,546

                       MANUFACTURED HOME COMMUNITIES, INC.
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
                                   (continued)
         (Amounts in thousands, except for per share and property data)


BALANCE SHEET DATA:                                                               (1) AS OF DECEMBER 31,
                                                                                  ----------------------
                                                               2000          1999          1998          1997          1996
                                                               ----          ----          ----          ----          ----
     Real estate, before accumulated depreciation (2).....  $1,218,176    $1,264,343    $1,237,431      $936,318      $597,650
     Total assets.........................................   1,104,304     1,160,338     1,176,841       864,365       567,874
     Total mortgages and loans............................     764,938       725,264       750,849       495,172       254,982
     Minority interests...................................     171,271       179,397        70,468        67,453        28,640
     Stockholders' equity.................................     168,095       211,401       310,441       280,575       257,952

OTHER DATA:

     Funds from operations (3)............................     $63,807       $68,477       $64,089       $50,834       $42,187
     Net cash flow:
        Operating activities..............................     $68,001       $72,580       $71,977       $54,581       $49,660
        Investing activities..............................     $23,102     $(37,868)    $(262,762)    $(239,445)     $(60,954)
        Financing activities..............................   $(94,932)     $(41,693)      $203,533      $185,449       $10,858

     Total Properties (at end of period) (4)..............         154           157           154           121            69
     Total sites (at end of period).......................      51,452        54,007        53,391        44,108        27,356
     Total sites (weighted average) (5)...................      46,964        46,914        43,932        29,323        26,621


(1) See the Consolidated Financial Statements of the Company included elsewhere herein.

(2) The Company believes that the book value of the Properties, which reflects the historical costs of such real estate assets less accumulated depreciation, is less than the current market value of the Properties.

(3) The Company generally considers Funds From Operations ("FFO") to be an appropriate measure of the performance of an equity Real Estate Investment Trust ("REIT"). FFO was redefined by the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999, effective January 1, 2000, as net income (computed in accordance with generally accepted accounting principles ["GAAP"]), before allocation to minority interests, excluding gains (or losses) from sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. For purposes of presenting FFO, the revised definition of FFO has been given retroactive treatment. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. The Company computes FFO in accordance with the NAREIT definition which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs computations. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

(4) During the year ended December 31, 1996, four Properties were acquired; net operating income attributable to such Properties was approximately $1.8 million, which included approximately $371,000 of depreciation and amortization expense. During the year ended December 31, 1997, 39 Properties were acquired; net operating income attributable to such Properties was approximately $3.8 million, which included approximately $1.7 million of depreciation and amortization expense. During the year ended December 31, 1998, 41 Properties were acquired; net operating income attributable to such Properties was approximately $7.6 million, which included approximately $3.9 million of depreciation and amortization expense. During the year ended December 31, 1999, two Properties were acquired; net operating income attributable to such Properties was approximately $87,000, which included approximately $104,000 of depreciation expense. During the year ended December 31, 2000, three Properties and a water and wastewater treatment company were sold; net operating income attributable to such Properties was approximately $1.6 million, which included approximately $623,000 of depreciation expense.

(5) Excludes recreational vehicle sites and sites held through unconsolidated joint ventures.

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

RESULTS OF OPERATIONS

     PROPERTY ACQUISITIONS, JOINT VENTURES AND DISPOSITIONS

     The following chart lists the Properties acquired or sold since January 1, 1998. The Company defines its core manufactured home community portfolio ("Core Portfolio") as manufactured home Properties owned throughout both periods of comparison. Excluded from the Core Portfolio are any Properties acquired or sold during the period and also any recreational vehicle ("RV") Properties which, together, are referred to as the "Non-Core" Properties.

                        PROPERTY                            TRANSACTION DATE            SITES
                        --------                            ----------------            -----
     TOTAL SITES AS OF JANUARY 1, 1998 ...............................................  32,569

ACQUISITIONS:

     The Ellenburg Communities (37 Properties) .............Throughout 1998             14,498
     Quail Meadows .........................................January 8, 1998                146
     Sherwood Forest RV Resort .............................April 30, 1998                 512
     Casa Del Sol Resort III ...............................May 14, 1998                   238
     The College Heights Communities (18 Properties) .......June 4, 1998                 3,573
     Sunset Oaks ...........................................August 13, 1998                167
     The Meadows ...........................................April 1, 1999                  380
     Coquina Crossing ......................................July 23, 1999                  270

UNCONSOLIDATED JOINT VENTURES:

     Lakeshore Communities and Affiliates (3 properties) ...1998 and 1999                  633
     Plantation ............................................March 18, 1998                 385
     Trails West............................................March 18, 1998                 503

EXPANSION SITE DEVELOPMENT:

     Sites added in 1998....................................                               120
     Sites added in 1999....................................                               ---
     Sites added in 2000....................................                               108

DISPOSITIONS:

     Garden West Office Plaza ..............................October 26, 1999               ---
     FFEC-Six (water and wastewater service company)........February 29, 2000              ---
     Mesa Regal RV Resort...................................May 22, 2000                (2,005)
     Naples Estates.........................................May 22, 2000                  (484)
     Mon Dak................................................May 22, 2000                  (161)
                                                                                        ------
TOTAL SITES AS OF DECEMBER 31, 2000...................................................  51,452
                                                                                        ======

     COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

     Since December 31, 1998, the gross investment in real estate decreased from $1,237 million to $1,218 million as of December 31, 2000, due primarily to the aforementioned acquisitions and dispositions of Properties during the period. The total number of sites owned or controlled decreased from 53,391 as of December 31, 1998 to 51,452 as of December 31, 2000.

     The following table summarizes certain financial and statistical data for the Core Portfolio and the Total Portfolio for the years ended December 31, 2000 and 1999.

                                                     CORE PORTFOLIO                                   TOTAL PORTFOLIO
                                                             INCREASE/       %                                INCREASE/        %
(dollars in thousands)                 2000        1999      (DECREASE)    CHANGE        2000        1999     (DECREASE)     CHANGE
----------------------                 ----        ----      ----------    ------        ----        ----     ----------     ------
Base rental income...............    $186,148    $178,095       $8,053       4.5%      $189,481    $181,672       $7,809       4.3%
Utility and other income.........      17,986      17,436          550       3.2%        27,780      29,622      (1,842)      (6.2%)
Equity in income of affiliates...         ---         ---          ---        --          2,408       2,065          343      16.6%
Interest income..................         ---         ---          ---        --          1,009       1,669        (660)     (39.5%)
                                     --------    --------       ------     -----       --------    --------       ------    ------
     Total revenues..............     204,134     195,531        8,603       4.4%       220,678     215,028        5,650       2.6%

Property operating and
     maintenance.................      54,358      52,096        2,262       4.3%        59,199      58,038        1,161       2.0%
Real estate taxes................      16,186      15,811          375       2.4%        16,888      16,460          428       2.6%
Property management..............       8,194       7,725          469       6.1%         8,690       8,337          353       4.2%
General and administrative.......         ---         ---          ---        --          6,423       6,092          331       5.4%
                                     --------    --------       ------     -----       --------    --------       ------    ------
     Total operating expenses....      78,738      75,632        3,106       4.1%        91,200      88,927        2,273       2.6%

                                     --------    --------       ------     -----       --------    --------       ------    ------
Income from operations before
     interest, depreciation and
     amortization expenses.......     125,396     119,899        5,497       4.6%       129,478     126,101        3,377       2.7%

Interest and related amortization         ---         ---          ---        --         53,280      53,775         (495)     (0.9%)
Depreciation on corporate assets.         ---         ---          ---        --          1,139       1,005          134      13.3%
Property depreciation and other..      31,366      30,912          454       1.5%        34,411      34,486          (75)     (0.2%)
                                     --------    --------       ------     -----       --------    --------       ------    ------
     Income from operations(1)...      94,030      88,987        5,043       5.7%        40,648      36,835        3,813      10.4%
                                     ========    ========       ======     =====       ========    ========       ======    ======
Site and Occupancy Information(2):

Average total sites..............      45,894      45,810           84       0.2%        46,964      46,914           50       0.1%
Average occupied sites...........      43,410      43,138          272       0.6%        44,325      44,110          215       0.5%
Occupancy %......................       94.6%       94.2%         0.4%       0.4%         94.4%       94.0%         0.4%       0.4%
Monthly base rent per site.......     $357.35     $344.04       $13.31       3.9%       $356.24     $343.22       $13.02       3.8%

Total sites
     as of December 31,..........      45,902      45,808           94       0.2%        46,734      47,284        (550)      (1.2%)
Total occupied sites
     as of December 31,..........      43,595      43,289          306       0.7%        44,270      44,555        (285)      (0.6%)

(1) Income from operations for the Core Portfolio does not include an allocation of income from affiliates, interest income, corporate general and administrative expense, interest expense and related amortization or depreciation on corporate assets.

(2) Site and occupancy information does not include the five Properties owned through joint ventures or the three RV properties.

Revenues

     The 4.5% increase in base rental income for the Core Portfolio reflects a 3.9% increase in monthly base rent per site coupled with a 0.6% increase in average occupied sites. The 4.3% increase in base rental income for the Total Portfolio reflects a 3.8% increase in monthly base rent per site coupled with a 0.5% increase in average occupied sites and also reflects acquisition and disposition of Non-Core Properties. The increase in utility and other income for the Core Portfolio is due primarily to increases in pass through items such as utilities and real estate taxes - which resulted from higher expenses for these items. The decrease in Total Portfolio utility and other income is due primarily to the sale of Mesa Regal RV resort and other changes in the Non-Core Properties. Also included in other income is a gain on the sale of the FFEC-Six water and wastewater treatment company of $719,000, partially offset by an impairment loss on the DeAnza Santa Cruz water and wastewater service company of $701,000.

     The decrease in interest income is primarily due to the repayment of certain notes receivable and fewer short-term investments. Short-term investments had average balances for the years ended December 31, 2000 and 1999 of approximately $1.5 million and $2.8 million, respectively, which earned interest income at an effective rate of 6.0% and 6.3% per annum, respectively.

Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in utility expenses generally passed through and included in utility income. Expenses for the Core Portfolio also reflect increases in repairs and maintenance expense, payroll and property general and administrative expenses partially offset by decreased insurance and other expenses. Core Portfolio real estate taxes increased 2.4% generally due to higher property assessments on certain Properties. The increase in Total Portfolio property operating and maintenance expense and real estate taxes is also impacted by acquisition and disposition of Non-Core Properties. Property management expense for the Core Portfolio, which reflects costs of managing the properties and is estimated based on a percentage of Property revenues, increased 6.1%.

     General and administrative expenses increased primarily due to increased payroll resulting from salary increases and increased public company related expenses.

     Interest and related amortization decreased due to lower weighted average outstanding debt balances during the period. The weighted average outstanding debt balances for the years ended December 31, 2000 and 1999 were $707.5 million and $738.1 million, respectively. The effective interest rate was 7.4% and 7.2% per annum for the years ended December 31, 2000 and 1999, respectively.

     Depreciation on corporate assets increased due to fixed asset additions related to information and communication systems. Depreciation on real estate assets and other costs decreased due primarily to the acquisition and disposition of Non-Core Properties.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

     Since December 31, 1997, the gross investment in real estate increased from $936 million to $1,264 million as of December 31, 1999 due primarily to the aforementioned acquisitions and dispositions of Properties during the period. The total number of sites owned or controlled has increased from 44,108 as of December 31, 1997 to 54,007 as of December 31, 1999.

     The following table summarizes certain financial and statistical data for the Core Portfolio and the Total Portfolio for the years ended December 31, 1999 and 1998.

                                                    CORE PORTFOLIO                                   TOTAL PORTFOLIO
                                                    --------------                                   ---------------
                                                           INCREASE/        %                                  INCREASE/      %
(dollars in thousands)                1999        1998     (DECREASE)     CHANGE        1999        1998      (DECREASE)    CHANGE
----------------------                ----        ----     ----------     ------        ----        ----      ----------    ------
Base rental income...............    $131,064    $126,246       $4,818       3.8%      $181,672    $165,340      $16,332       9.9%
Utility and other income.........      14,885      14,420          465       3.2%        29,622      25,372        4,250      16.8%
Equity in income of affiliates...         ---         ---          ---       ---          2,065       1,070          995      93.0%
Interest income..................         ---         ---          ---       ---          1,669       3,048      (1,379)     (45.2%)
                                     --------    --------       ------      ----       --------    --------      -------      ----
     Total revenues..............     145,949     140,666        5,283       3.8%       215,028     194,830       20,198      10.4%

Property operating and
     maintenance.................      38,281      37,852          429       1.1%        58,038      53,064        4,974       9.4%
Real estate taxes................      11,201      10,533          668       6.3%        16,460      14,470        1,990      13.8%
Property management..............       5,764       5,252          512       9.7%         8,337       7,108        1,229      17.3%
General and administrative.......         ---         ---          ---       ---          6,092       5,411          681      12.6%
                                     --------    --------       ------      ----       --------    --------      -------      ----
     Total operating expenses....      55,246      53,637        1,609       3.0%        88,927      80,053        8,874      11.1%

                                     --------    --------       ------      ----       --------    --------      -------      ----
Income from operations before
     interest, depreciation and
     amortization expenses.......      90,703      87,029        3,674       4.2%       126,101     114,777       11,324       9.9%

Interest and related amortization         ---         ---          ---       ---         53,775      49,693        4,082       8.2%
Depreciation on corporate assets          ---         ---          ---       ---          1,005         995           10       1.0%
Property depreciation and other        20,667      19,917          750       3.8%        34,486      28,426        6,060      21.3%
                                     --------    --------       ------      ----       --------    --------      -------       ---
     Income from operations (1)..      70,036      67,112        2,924       4.4%        36,835      35,663        1,172       3.3%
                                     ========    ========       ======      ====       ========    ========      =======       ===

Site and Occupancy Information (2):

Average total sites............        32,393      32,358           35       0.1%        46,914      43,932        2,982       6.8%
Average occupied sites.........        30,708      30,652           56       0.2%        44,110      41,420        2,690       6.5%
Occupancy %....................         94.8%       94.7%         0.1%       0.1%         94.0%       94.3%       (0.3%)     (0.3%)
Monthly base rent per site.....       $356.06     $343.23       $12.83       3.7%       $343.22     $332.65       $10.57       3.2%

Total sites
     as of December 31,..........      32,395      32,384           11       0.0%        47,284      46,446          838       1.8%
Total occupied sites
     as of December 31,..........      30,789      30,673          116       0.4%        44,555      43,707          848       1.9%

(1) Income from operations for the Core Portfolio does not include an allocation of income from affiliates, interest income, corporate general and administrative expense, interest expense and related amortization or depreciation on corporate assets.

(2) Site and occupancy information does not include the five Properties owned through joint ventures or the four RV properties.

Revenues

     The 3.8% increase in base rental income for the Core Portfolio reflects a 3.7% increase in monthly base rent per site coupled with a 0.2% increase in average occupied sites. The 9.9% increase in base rental income for the Total Portfolio reflects a 3.2% increase in monthly base rent per site coupled with a 6.5% increase in average occupied sites and also reflects acquisition and disposition of Non-Core Properties. The increase in utility and other income for the Core Portfolio is due primarily to increases in pass through items such as utilities and real estate taxes - which resulted from higher expenses for these items. The increase in Total Portfolio utility and other income is due primarily to RV income related to the purchase of three RV resorts during 1998 and other changes in the Non-Core Properties.

     The decrease in interest income is primarily due to the conversion of some notes receivable to fee simple interests in The Meadows and certain Ellenburg Communities. Short-term investments had average balances for the years ended December 31, 1999 and 1998 of approximately $2.8 million and $6.9 million, respectively, which earned interest income at an effective rate of 6.3% and 5.4% per annum, respectively.

Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio reflects increases in repairs and maintenance expense, payroll expense and increases in utility expenses passed through and included in utility income. These increases are partially offset by decreased property general and administrative, insurance and other expenses. Core Portfolio real estate taxes increased 6.3% generally due to higher property assessments on certain Properties. The increase in Total Portfolio property operating and maintenance expense and real estate taxes is also impacted by the acquisition and disposition of Non-Core Properties. Property management expense for the Core Portfolio, which reflects costs of managing the properties and is estimated based on a percentage of Property revenues, increased 9.7%. The increase was primarily due to the addition of senior management personnel in the areas of operations, human resources and accounting and the incremental expenses related to management of Properties acquired in 1998 and 1999.

     General and administrative expenses increased primarily due to increased payroll resulting from salary increases and increased public company related expenses.

     Interest and related amortization increased due to higher weighted average outstanding debt balances during the period. The weighted average outstanding debt balances for the years ended December 31, 1999 and 1998 were $738.1 million and $696.0 million, respectively. The effective interest rate was 7.2% per annum for both years ended December 31, 1999 and 1998.

     Depreciation on corporate assets increased due to fixed asset additions related to information and communication systems. Depreciation on real estate assets and other costs increased due to fixed asset additions of Properties acquired in 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of December 31, 2000, the Company had $2.8 million in cash and cash equivalents and $90.1 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.

     In order to qualify as a REIT for federal income tax purposes, the Company must distribute 95% or more of its taxable income (excluding capital gains). The following distributions have been declared and / or paid to common stockholders and minority interests since January 1, 1998.

        DISTRIBUTION             FOR THE QUARTER         SHAREHOLDER RECORD
      AMOUNT PER SHARE               ENDING                    DATE                      PAYMENT DATE
      ----------------               ------                    ----                      ------------
          $0.3625                  March 31, 1998            March 27, 1998              April 10, 1998
          $0.3625                   June 30, 1998             June 26, 1998               July 10, 1998
          $0.3625              September 30, 1998        September 25, 1998             October 9, 1998
          $0.3625               December 31, 1998         December 16, 1998           December 30, 1998
-------------------------------------------------------------------------------------------------------
          $0.3875                  March 31, 1999            March 26, 1999               April 9, 1999
          $0.3875                   June 30, 1999             June 25, 1999                July 9, 1999
          $0.3875              September 30, 1999        September 24, 1999             October 8, 1999
          $0.3875               December 31, 1999         December 31, 1999            January 14, 2000
-------------------------------------------------------------------------------------------------------
          $0.4150                  March 31, 2000            March 31, 2000              April 14, 2000
          $0.4150                   June 30, 2000             June 30, 2000               July 14, 2000
          $0.4150              September 30, 2000        September 29, 2000            October 13, 2000
          $0.4150               December 31, 2000         December 29, 2000            January 12, 2001


     The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid quarterly on the last calendar day of each quarter beginning December 31, 1999. The Company expects to continue to make regular quarterly distributions and has set its 2001 distribution to common stockholders at $1.78 per share per annum.

MORTGAGES AND CREDIT FACILITIES

     On February 24, 2000, the Company entered into mortgage agreements collateralizing two Properties for a total of $14.6 million. The mortgage notes mature on March 1, 2010, amortize beginning March 1, 2000 over 30 years and bear interest at a rate of approximately 8.3% per annum.

     On June 30, 2000, the Company obtained $110 million in debt financing consisting of two mortgage notes - one for $94.3 million and one for $15.7 million - secured by seven Properties. The proceeds of the financing were used to repay $60 million of mortgage debt secured by the seven Properties, to repay amounts outstanding under the Company's line of credit and for working capital purposes. The Company recorded a $1.0 million extraordinary loss (net of $264,000 allocated to Minority Interests) in connection with the early repayment of the $60 million of mortgage debt.

     On April 3, 2000, the Company extended to April 3, 2002 the maturity of its $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of the London Interbank Offered Rate ("LIBOR") plus 1.0%.

     On August 9, 2000, the Company amended its unsecured line of credit with a bank (the "Credit Agreement") bearing interest at LIBOR plus 1.125%. Among other things, the amendment lowered the total facility under the Credit Agreement to $150 million and extended the maturity to August 9, 2003. The Company pays a quarterly fee on the average unused amount of such credit equal to 0.15% of such amount.

     Certain of the Company's mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization ("EBITDA"), limitations on certain holdings and other restrictions.

ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

     On January 6, 1998, the Company funded a $12.3 million loan (the "Meadows Loan") to Meadows Preservation, Inc. The Meadows Loan was collateralized by The Meadows manufactured home community located in Palm Beach Gardens, Florida. On April 1, 1999, the Company effectively exchanged the Meadows Loan for an equity and debt interest in the partnership that owns The Meadows. The Company consolidates The Meadows and the related results of operations.

     On July 23, 1999, the Company acquired Coquina Crossing, located in St. Augustine, Florida, for a purchase price of approximately $10.4 million. The acquisition was funded with a borrowing under the Company's line of credit. Coquina Crossing is a 748-site senior community with 269 developed sites and zoned expansion potential for 479 sites. In addition, Realty Systems, Inc. ("RSI"), an affiliate of the Company, purchased the model home inventory at the community for approximately $1.1 million.

     On February 29, 2000, MHC Systems, Inc., a consolidated subsidiary of the Company, disposed of the water and wastewater service company and facilities known as FFEC-Six in a cash sale. Net proceeds from the sale of approximately $4.2 million were used to pay down the Company's line of credit and a gain on the sale of $719,000 (or $.02 per fully diluted share) was recorded in other income on the accompanying statement of operations.

     In April 2000, the California Superior Court approved a settlement agreement (the "Settlement") in connection with the dissolution proceeding of ECC and its affiliated partnerships. As part of the Settlement, the Company received $13.5 million previously held in escrow in connection with the purchase of the Ellenburg Communities and recorded $3.0 million of interest income related to these funds. In connection with the Settlement, the Company sold three communities - Mesa Regal RV Resort, Mon Dak and Naples Estates - for an aggregate sales price of $59.0 million, including cash proceeds of $40.0 million and assumption of debt by the purchaser of $19.0 million. The Company recorded a $9.1 million gain on the sale of these Properties. Proceeds from the Settlement and property sales were used to pay down the Company's line of credit.

     On December 28, 2000, the Company, through its joint venture with Meadows Management Company, acquired a 50% economic interest in Voyager RV Resort, a 1,576 site RV resort in Tucson, Arizona, for total consideration of $8.0 million. The Company's investment included cash of $3.0 million, its 50% interest in land held through the joint venture valued at $2.0 million and notes receivable from the principals of Meadows Management Company totaling $3.0 million.

CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate headquarters costs. Recurring CapEx was approximately $7.9 million and $8.7 million for the years ended December 31, 2000 and 1999, respectively. Of these expenditures, the Company believes that approximately $6.5 million or $130 per site for 2000 and $6.3 million or $122 per site for 1999 are non-revenue producing improvements which are necessary in order to increase and/or maintain occupancy levels and maintain competitive market rents for new and renewing residents. Site development costs were approximately $7.9 million and $4.9 million for the years ended December 31, 2000 and 1999, respectively, and represent costs to develop expansion sites at certain of the Company's Properties.

EQUITY TRANSACTIONS

     On March 26, 1999, the Operating Partnership repurchased and cancelled 200,000 OP Units from a limited partner of the Operating Partnership.

     On September 30, 1999, the Operating Partnership completed a $125 million private placement of 9.0% Series D Cumulative Perpetual Preferred Units ("POP Units") to two institutional investors. The POP Units, which are callable by the Company after five years, have no stated maturity or mandatory redemption. Net proceeds from the offering of $121 million were used to repay amounts outstanding under the Company's line of credit facility and for other corporate purposes.

     In March 1997, the Company's Board of Directors approved a common stock repurchase plan whereby the Company was authorized to repurchase and retire shares of its common stock. Under the plan, the Company repurchased approximately 2.2 million shares of Common Stock at an average price of $24.06 per share during the year ended December 31, 2000 and 4.1 million shares of Common Stock at an average price of $23.40 per share during the year ended December 31, 1999, using proceeds from borrowings on the line of credit.

INFLATION

     Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide the Company with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

FUNDS FROM OPERATIONS

     FFO was redefined by NAREIT in October 1999, effective January 1, 2000, as net income (computed in accordance with GAAP), before allocation to minority interests, excluding gains (or losses) from sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with the NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REIT's computations. Funds available for distribution ("FAD") is defined as FFO less non-revenue producing capital expenditures and amortization payments on mortgage loan principal. The Company believes that FFO and FAD are useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, they provide investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO and FAD in and of themselves do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs.

     The following table presents a calculation of FFO and FAD for the years ended December 31, 2000, 1999 and 1998 (amounts in thousands):

                                                              2000           1999           1998
                                                              ----           ----           ----
 COMPUTATION OF FUNDS FROM OPERATIONS:
   Income before extraordinary loss on early
      extinguishment of debt ............................   $ 32,986       $ 27,772       $ 28,930
   Income allocated to Common OP Units ..................      8,463          6,219          6,733
   Depreciation on real estate assets and other costs ...     34,411         34,486         28,426
   Gain on sale of Properties and other .................    (12,053)            --             --
                                                            --------       --------       --------
      Funds from operations .............................   $ 63,807       $ 68,477       $ 64,089
                                                            ========       ========       ========

   Weighted average Common Stock outstanding - diluted ..     27,408         31,252         31,962
                                                            ========       ========       ========

COMPUTATION OF FUNDS AVAILABLE FOR DISTRIBUTION:

   Funds from operations ................................   $ 63,807       $ 68,477       $ 64,089
   Non-revenue producing improvements to real estate ....     (7,855)        (8,656)        (8,005)
                                                            --------       --------       --------
      Funds available for distribution ..................   $ 55,952       $ 59,821       $ 56,084
                                                            ========       ========       ========

   Weighted average Common Stock outstanding - diluted ..     27,408         31,252         31,962
                                                            ========       ========       ========

ITEM 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The Company's earnings are affected by changes in interest rates, as a portion of the Company's outstanding indebtedness is at variable rates based on LIBOR. The Company's $150 million line of credit ($59.9 million outstanding at December 31, 2000) bears interest at LIBOR plus 1.125% and the Company's $100 million Term Loan bears interest at LIBOR plus 1.0%. If LIBOR increased/decreased by 1.0% during 2000, interest expense would have increased/decreased by approximately $1.7 million based on the combined average balance outstanding under the Company's line of credit and Term Loan for the year ended December 31, 2000.

     In July 1995, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The cost of the 1998 Swap consisted only of legal costs that were deemed immaterial. The value of the 1998 Swap was impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on December 31, 1999, the applicable LIBOR swap rate would have been approximately 6.57%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap versus its current value by approximately $28,000. The Company accounted for the 1998 Swap as a hedge. Payments and receipts under the 1998 Swap were accounted for as an adjustment to interest expense. On January 10, 2000, the Company unwound the 1998 Swap and received $1.0 million of proceeds which is amortized into interest expense through March 2003.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. In June 1999, the FASB issued Statement No. 137 which deferred the effective date of SFAS No. 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has determined that the effect of SFAS No. 133 on the earnings and financial position of the Company will not be significant when implemented.

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

           The information required by Item 10, Item 11, Item 12, and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than April 28, 2001, and thus this Part has been omitted in accordance with General Instruction G(3) to Form 10-K.

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

               10.28(d) Form of Secured Promissory Note payable to the Company by certain members of management of the Company dated January 2, 1996

               10.29(d) Form of Pledge Agreement between the Company and certain members of management of the Company dated January 2, 1996

               10.30(e) Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated as of March 15, 1996

               10.31(f) Agreement of Limited Partnership of MHC Financing Limited Partnership Two

               10.32(g)    $265,000,000 Mortgage Note dated December 12,1997

               10.33(g) Second Amended and Restated Credit Agreement (Revolving Facility) between the Company, MHC Operating Limited Partnership, and certain lenders and agents, dated April 28, 1998

               10.34(g) First Amendment to Second Amended and Restated Credit Agreement (Revolving Facility) between the Company, MHC Operating Limited Partnership, and certain lenders and agents, dated December 18, 1998

               10.35(h) Second Amendment to Second Amended and Restated Credit Agreement (Revolving Facility) between the Company, MHC Operating Limited Partnership, and certain lenders and agents, dated August 9, 2000

               10.36(g) Amended and Restated Credit Agreement (Term Loan) between the Company, MHC Operating Limited Partnership, and certain lenders and agent, dated April 28, 1998

               10.36(h) First Amendment to Amended and Restated Credit Agreement (Term Loan) between the Company, MHC Operating Limited Partnership, and certain lenders and agent, dated November 21, 2000

               10.36(g) Letter Agreement between the Company and Bank of America National Trust and Savings Association confirming the $100 million swap transaction, dated July 11, 1995

               10.39(h) $110,000,000 Amended, Restated and Consolidated Promissory Note dated June 28, 2000

               10.40(h) $15,750,000 Promissory Note Secured by Leasehold Deed of Trust dated July 13, 2000

               11          Not applicable

               12(h)       Computation of Ratio of Earnings to Fixed Charges

               13          Not applicable

               16          Not applicable

               18          Not applicable

               21(h)       Subsidiaries of the registrant

               22          Not applicable

               23(h)       Consent of Independent Auditors

               24.1(h) Power of Attorney for John F. Podjasek, Jr. dated March 7, 2001

               24.2(h) Power of Attorney for Michael A. Torres dated March 23, 2001

               24.3(h) Power of Attorney for Thomas E. Dobrowski dated March 6, 2001

               24.4(h)     Power of Attorney for Gary Waterman dated March 14,
                           2001

               24.5(h) Power of Attorney for Donald S. Chisholm dated March 2, 2001

               24.6(h)     Power of Attorney for Louis H. Masotti dated March 5,
                           2001

               27          Not applicable

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

                                           MANUFACTURED HOME COMMUNITIES, INC.,
                                           a Maryland corporation

Date:  March 23, 2001                      By: /s/ Howard Walker
       --------------------                    --------------------------------
                                               Howard Walker
                                               Chief Executive Officer

Date:  March 23, 2001                      By: /s/ John Zoeller
      ---------------------                    --------------------------------
                                               John Zoeller
                                               Vice President, Treasurer
                                                 and Chief Financial Officer

Date:  March 23, 2001                      By: /s/ Mark Howell
      ---------------------                    --------------------------------
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

                 Name                                           Title                                   Date
                 ----                                           -----                                   ----
/s/ Howard Walker                                      Chief Executive Officer
----------------------------------------
             Howard Walker                                *Attorney-in-Fact                        March 23, 2001


                                                      Vice President, Treasurer
/s/ John Zoeller                                     and Chief Financial Officer
----------------------------------------
             John Zoeller                                 *Attorney-in-Fact                        March 23, 2001


/s/ Samuel Zell                                         Chairman of the Board
----------------------------------------
              Samuel Zell                                                                          March 23, 2001


/s/ Sheli Z. Rosenberg                                         Director
----------------------------------------
          Sheli Z. Rosenberg                                                                       March 23, 2001


/s/ David A. Helfand                                           Director
----------------------------------------
           David A. Helfand                                                                        March 23, 2001


*Donald S. Chisholm                                            Director
----------------------------------------
          Donald S. Chisholm                                                                       March 23, 2001


*Thomas E. Dobrowski                                           Director
----------------------------------------
          Thomas E. Dobrowski                                                                      March 23, 2001


*Louis H. Masotti                                              Director
----------------------------------------
           Louis H. Masotti                                                                        March 23, 2001


*John F. Podjasek, Jr.                                         Director
----------------------------------------
         John F. Podjasek, Jr.                                                                     March 23, 2001


*Michael A. Torres                                             Director
----------------------------------------
           Michael A. Torres                                                                       March 23, 2001


*Gary L. Waterman                                              Director
----------------------------------------
           Gary L. Waterman                                                                        March 23, 2001

                          INDEX TO FINANCIAL STATEMENTS

MANUFACTURED HOME COMMUNITIES, INC.

                                                                                                  PAGE
                                                                                                  ----
   Report of Independent Auditors .............................................................    F-2

   Consolidated Balance Sheets as of December 31, 2000 and 1999 ...............................    F-3

   Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998 .    F-4

   Consolidated Statements of Changes in Stockholders' Equity for the years ended
       December 31, 2000, 1999 and 1998 .......................................................    F-5

   Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 .    F-6


   Notes to Consolidated Financial Statements .................................................    F-7


   Schedule II - Valuation and Qualifying Accounts ............................................    S-1

   Schedule III - Real Estate and Accumulated Depreciation ....................................    S-2

       Certain schedules have been omitted as they are not applicable to the Company

                         Report of Independent Auditors

To the Board of Directors of
Manufactured Home Communities, Inc.


     We have audited the accompanying consolidated balance sheets of Manufactured Home Communities, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the related financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the management of Manufactured Home Communities, Inc. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manufactured Home Communities, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

                                              ERNST & YOUNG LLP

Chicago, Illinois
January 25, 2001, except for Note 18
as to which the date is February 13, 2001

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                                           2000              1999
                                                                           ----              ----
ASSETS
Investment in real estate:
   Land ...........................................................     $   271,822       $   285,337
   Land improvements ..............................................         839,725           876,923
   Buildings and other depreciable property .......................         106,629           102,083
                                                                        -----------       -----------
                                                                          1,218,176         1,264,343
   Accumulated depreciation .......................................        (181,580)         (150,757)
                                                                        -----------       -----------
     Net investment in real estate ................................       1,036,596         1,113,586
Cash and cash equivalents .........................................           2,847             6,676
Notes receivable ..................................................           4,984             4,284
Investment in and advances to affiliates ..........................          21,215            11,689
Investment in joint ventures ......................................          13,267             9,501
Rents receivable ..................................................           1,440             1,338
Deferred financing costs, net .....................................           6,344             5,042
Prepaid expenses and other assets .................................          17,611             8,222
                                                                        -----------       -----------
   Total assets ...................................................     $ 1,104,304       $ 1,160,338
                                                                        ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

   Mortgage notes payable .........................................     $   556,578       $   513,172
   Unsecured term loan ............................................         100,000           100,000
   Unsecured line of credit .......................................          59,900           107,900
   Other notes payable ............................................           3,206             4,192
   Accounts payable and accrued expenses ..........................          23,822            20,780
   Accrued interest payable .......................................           5,116             5,612
   Rents received in advance and security deposits ................           5,184             6,831
   Distributions payable ..........................................          11,100            11,020
   Due to affiliates ..............................................              32                33
                                                                        -----------       -----------
     Total liabilities ............................................         764,938           769,540
                                                                        -----------       -----------
Commitments and contingencies

Minority Interest - Common OP Units and other .....................          46,271            54,397
Minority Interest - Perpetual Preferred OP Units ..................         125,000           125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued ....................              --                --
   Common Stock, $.01 par value
     50,000,000 shares authorized; 21,064,785 and 22,813,357
     shares issued and outstanding for 2000 and 1999, respectively              210               229
   Paid-in capital ................................................         235,681           275,664
   Deferred compensation ..........................................          (5,969)           (6,326)
   Employee notes .................................................          (4,205)           (4,540)
   Distributions in excess of accumulated earnings ................         (57,622)          (53,626)
                                                                        -----------       -----------
     Total stockholders' equity ...................................         168,095           211,401
                                                                        -----------       -----------

   Total liabilities and stockholders' equity .....................     $ 1,104,304       $ 1,160,338
                                                                        ===========       ===========

     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                            2000            1999            1998
                                                                            ----            ----            ----
REVENUES

    Base rental income ............................................      $ 189,481       $ 181,672       $ 165,340
    RV base rental income .........................................          7,414           9,526           7,153
    Utility and other income ......................................         20,366          20,096          18,219
    Equity in income of affiliates ................................          2,408           2,065           1,070
    Interest income ...............................................          1,009           1,669           3,048
                                                                         ---------       ---------       ---------
       Total revenues .............................................        220,678         215,028         194,830
                                                                         ---------       ---------       ---------

EXPENSES

    Property operating and maintenance ............................         59,199          58,038          53,064
    Real estate taxes .............................................         16,888          16,460          14,470
    Property management ...........................................          8,690           8,337           7,108
    General and administrative ....................................          5,955           5,550           4,668
    General and administrative - affiliates .......................            468             542             743
    Interest and related amortization .............................         53,280          53,775          49,693
    Depreciation on corporate assets ..............................          1,139           1,005             995
    Depreciation on real estate assets and other costs ............         34,411          34,486          28,426
                                                                         ---------       ---------       ---------
       Total expenses .............................................        180,030         178,193         159,167
                                                                         ---------       ---------       ---------

    Income from operations ........................................         40,648          36,835          35,663
    Gain on sale of Properties and other ..........................         12,053              --              --
                                                                         ---------       ---------       ---------
       Income before allocation to Minority Interests
            and extraordinary loss on early extinguishment of debt          52,701          36,835          35,663

    (Income) allocated to Common OP Units .........................         (8,463)         (6,219)         (6,733)
    (Income) allocated to Perpetual Preferred OP Units ............        (11,252)         (2,844)             --
                                                                         ---------       ---------       ---------
    Income before extraordinary loss on early
       extinguishment of debt .....................................         32,986          27,772          28,930
    Extraordinary loss on early extinguishment
        of debt (net of $264 allocated to Minority Interests) .....          1,041              --              --
                                                                         ---------       ---------       ---------
       NET INCOME .................................................      $  31,945       $  27,772       $  28,930
                                                                         =========       =========       =========

    Net income per Common Share before extraordinary item - basic .      $    1.54       $    1.10       $    1.13
                                                                         =========       =========       =========
    Net income per Common Share before extraordinary item - diluted      $    1.51       $    1.09       $    1.12
                                                                         =========       =========       =========

    Net income per Common Share - basic ...........................      $    1.49       $    1.10       $    1.13
                                                                         =========       =========       =========
    Net income per Common Share - diluted .........................      $    1.46       $    1.09       $    1.12
                                                                         =========       =========       =========

    Weighted average Common Shares outstanding - basic ............         21,469          25,224          25,626
                                                                         =========       =========       =========
    Weighted average Common Shares outstanding - diluted (Note 3) .         27,408          31,252          31,962
                                                                         =========       =========       =========

    Distributions declared per Common Share outstanding ...........      $    1.66       $    1.55       $    1.45
                                                                         =========       =========       =========
    Tax status of distributions paid during the year:
       Ordinary income ............................................      $    1.32       $    1.16       $    1.14
                                                                         =========       =========       =========
       Capital gain ...............................................      $      --       $      --       $      --
                                                                         =========       =========       =========
       Return of capital ..........................................      $    0.31       $      --       $    0.31
                                                                         =========       =========       =========

     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)

                                                                          2000            1999            1998
                                                                          ----            ----            ----
PREFERRED STOCK, $.01 PAR VALUE ...................................    $      --       $      --       $      --
                                                                       =========       =========       =========

COMMON STOCK, $.01 PAR VALUE
Balance, beginning of year ........................................    $     229       $     262       $     248
    Issuance of Common Stock through restricted stock grants ......            1               1               2
    Exercise of options ...........................................            1               1               1
    (Repurchase) issuance of Common Stock .........................          (21)            (35)             11
                                                                       ---------       ---------       ---------
Balance, end of year ..............................................    $     210       $     229       $     262
                                                                       =========       =========       =========
PAID - IN CAPITAL
Balance, beginning of year ........................................    $ 275,664       $ 364,603       $ 321,915
    Issuance of Common Stock for employee notes ...................           --              --             129
    Conversion of OP Units to Common Stock ........................          494           1,525           1,100
    Issuance of Common Stock through exercise of options ..........        2,719           2,034           2,372
    Issuance of Common Stock through restricted stock grants ......        3,310           1,507           6,118
    Issuance of Common Stock through employee stock purchase plan .        1,435           1,195             940
    (Repurchase) issuance of Common Stock .........................      (53,112)        (98,160)         24,613
    Adjustment for Common OP Unitholders
      in the Operating Partnership ................................        5,171           2,960           7,416
                                                                       ---------       ---------       ---------
Balance, end of year ..............................................    $ 235,681       $ 275,664       $ 364,603
                                                                       =========       =========       =========
DEFERRED COMPENSATION
Balance, beginning of year ........................................    $  (6,326)      $  (7,442)      $  (2,885)
    Issuance of Common Stock through restricted stock grants ......       (3,311)           (536)         (5,692)
    Recognition of deferred compensation expense ..................        3,668           1,652           1,135
                                                                       ---------       ---------       ---------
Balance, end of year ..............................................    $  (5,969)      $  (6,326)      $  (7,442)
                                                                       =========       =========       =========
EMPLOYEE NOTES
Balance, beginning of year ........................................    $  (4,540)      $  (4,654)      $  (4,967)
    Notes received for issuance of Common Stock ...................           --              --            (129)
    Principal payments ............................................          335             114             442
                                                                       ---------       ---------       ---------
Balance, end of year ..............................................    $  (4,205)      $  (4,540)      $  (4,654)
                                                                       =========       =========       =========
DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS
Balance, beginning of year ........................................    $ (53,626)      $ (42,328)      $ (33,736)
    Net income ....................................................       31,945          27,772          28,930
    Distributions .................................................      (35,941)        (39,070)        (37,522)
                                                                       ---------       ---------       ---------
Balance, end of year ..............................................    $ (57,622)      $ (53,626)      $ (42,328)
                                                                       =========       =========       =========

     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (AMOUNTS IN THOUSANDS)

                                                                                  2000            1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ............................................................     $  31,945       $  27,772       $  28,930
    Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to minority interests ...........................        19,451           9,063           6,733
         Gain on sale of Properties and other .............................       (12,053)             --              --
         Depreciation and amortization expense ............................        36,511          33,871          29,680
         Equity in income of affiliates and joint ventures ................        (2,928)         (2,065)         (1,070)
         Amortization of deferred compensation and other ..................         3,668           2,623           1,563
         (Decrease) increase in rents receivable ..........................          (102)           (667)            116
         (Increase) in prepaid expenses and other assets ..................        (9,389)           (844)         (3,359)
         Increase in accounts payable and accrued expenses ................         2,545           2,491           5,188
         (Decrease) increase in rents received in advance
              and security deposits........................................        (1,647)            336           4,196
                                                                                ---------       ---------       ---------
    Net cash provided by operating activities .............................        68,001          72,580          71,977
                                                                                ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES

    Collection of escrow proceeds on acquisition ..........................            --              --          14,295
    (Contributions to) distributions from Affiliates ......................        (7,250)         (1,959)            399
    Collections (funding) of notes receivable .............................          (700)         11,426         (14,563)
    Investment in joint ventures ..........................................        (3,758)         (2,279)         (7,584)
    Proceeds from dispositions of assets ..................................        46,490              --              --
    Return of escrow (funding) for acquisition of rental properties - net .         4,581         (30,640)       (241,076)
    Improvements:
       Improvements - corporate ...........................................          (498)           (878)         (1,487)
       Improvements - rental properties ...................................        (7,855)         (8,656)         (8,005)
       Site development costs .............................................        (7,908)         (4,882)         (4,741)
                                                                                ---------       ---------       ---------
    Net cash provided by (used in) investing activities ...................        23,102         (37,868)       (262,762)
                                                                                ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net proceeds from stock options and employee stock purchase plan ......         4,142           3,229           3,313
    Net proceeds from issuance of Perpetual Preferred OP Units ............            --         121,890              --
    Distributions to Common Stockholders, Common OP Unitholders
       and Perpetual Preferred OP Unitholders .............................       (56,298)        (40,445)        (46,491)
    (Repurchase) issuance of Common Stock and OP Units ....................       (54,595)        (99,847)         24,623
    Collection of principal payments on employee notes ....................           335             114             442
    Line of credit:
       Proceeds ...........................................................       103,900         113,400         159,000
       Repayments .........................................................      (151,900)       (150,500)        (39,000)
    Refinancing - net proceeds ............................................        65,998          16,248         107,847
    Principal payments ....................................................        (4,249)         (4,733)         (4,298)
    Debt issuance costs ...................................................        (2,265)         (1,049)         (1,903)
                                                                                ---------       ---------       ---------
    Net cash (used in) provided by financing activities ...................       (94,932)        (41,693)        203,533
                                                                                ---------       ---------       ---------
Net (decrease) increase in cash and cash equivalents ......................        (3,829)         (6,981)         12,748
Cash and cash equivalents, beginning of year ..............................         6,676          13,657             909
                                                                                ---------       ---------       ---------
Cash and cash equivalents, end of year ....................................     $   2,847       $   6,676       $  13,657
                                                                                =========       =========       =========
SUPPLEMENTAL INFORMATION

Cash paid during the year for interest ....................................     $  52,947       $  52,323       $  45,674
                                                                                =========       =========       =========

     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

     Manufactured Home Communities, Inc. (together with its consolidated subsidiaries, the "Company"), formed in March 1993, is a Maryland corporation which has elected to be taxed as a real estate investment trust ("REIT"). The Company owns or has a controlling interest in 154 manufactured home communities (the "Properties") located in 26 states, consisting of 51,452 sites. The Company generally will not be subject to Federal income tax to the extent it distributes its REIT taxable income to its stockholders.

     The operations of the Company are conducted through certain entities that are owned or controlled by the Company. MHC Operating Limited Partnership (the "Operating Partnership") is the entity through which the Company conducts substantially all of its operations. The Company contributed the proceeds from its initial public offering to the Operating Partnership for a general partnership interest. The limited partners of the Operating Partnership (the "Common OP Unitholders") receive an allocation of net income which is based on their respective ownership percentage of the Operating Partnership which is shown on the Consolidated Financial Statements as Minority Interest - Common OP Units. As of December 31, 2000, the Minority Interests - Common OP Units represented 5,514,330 units of limited partnership interest ("OP Units") which are convertible into an equivalent number of shares of the Company's stock. The issuance of additional shares of common stock or common OP Units changes the respective ownership of the Operating Partnership for both the Minority Interests and the Company.

     Sub-partnerships of the Operating Partnership were created to (i) facilitate mortgage financing (the "Financing Partnerships"); (ii) facilitate the Company's ability to provide financing to owners of communities ("Lending Partnership"); (iii) own the management operations of the Company ("Management Partnerships"); and (iv) own the assets and operations of certain utility companies which service the Company's properties ("MHC Systems").

     The accompanying financial statements represent the consolidated financial information of the Company and its subsidiaries. Due to the Company's ability as general partner to control either through ownership or by contract the Operating Partnership, the Financing Partnerships, the Lending Partnership, the Management Partnerships and MHC Systems, each such subsidiary has been consolidated with the Company for financial reporting purposes.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") requires certain disclosures of selected information about operating segments in the annual financial statements and related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company. The Company has one reportable segment which is the operation of manufactured home communities. The Company has concentrations of Properties within the following states: Florida (45 Properties), California (25 Properties), Arizona (17 Properties), Michigan (11 Properties) and Colorado (10 Properties). These concentrations of Properties accounted for 35%, 17%, 9%, 4%, and 9%, respectively, of the Company's total revenues for the year ended December 31, 2000. The Company also has Properties located in the following areas of the United States: Northeast, Northwest, Midwest, and Nevada/Utah/New Mexico. The Company's largest Property, Bay Indies, located in Venice, Florida, accounted for 3% of the Company's total revenues for the year ended December 31, 2000. The distribution of the Properties throughout the United States reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of properties outside such markets.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (b)Real Estate

        Real estate is recorded at cost less accumulated depreciation. The Company evaluates rental properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a property is less than its carrying value. Upon determination that a permanent impairment has occurred, rental properties are reduced to fair value. During the year ended December 31, 2000, MHC Acquisition One L.L.C., a consolidated subsidiary of the Company, recorded an impairment loss on the DeAnza Santa Cruz water and wastewater service company business (see Notes 5 and 17). For the year ended December 31, 1999, permanent impairment conditions did not exist at any of the Company's Properties.

         Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized over their estimated useful life. Initial direct leasing costs are expensed as incurred. Total depreciation expense was $35.6 million, $35.5 million and $29.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     (c)Cash and Cash Equivalents

         The Company considers all demand and money market accounts and certificates of deposit with a maturity when purchased of three months or less to be cash equivalents.

     (d)Notes Receivable

         Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized discounts or premiums. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method.

     (e)Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments whether or not such instruments are recognized in the balance sheet. The Company's financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, mortgage notes payable and interest rate hedge arrangements. The fair values of all financial instruments, including notes receivable, were not materially different from their carrying values at December 31, 2000 and 1999.

     (f)Deferred Financing Costs

         Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Accumulated amortization for such costs was $1.9 million and $1.8 million at December 31, 2000 and 1999, respectively.

     (g) Revenue Recognition

         Rental income attributable to leases is recorded when earned from tenants.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (h)Minority Interests

         Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. An ownership percentage is represented by dividing the number of Common OP Units held by the Common OP Unitholders (5,514,330 and 5,633,183 at December 31, 2000 and 1999, respectively) by OP Units and common stock outstanding. Issuance of additional shares of common stock or common OP Units changes the percentage ownership of both the Minority Interests and the Company. Due in part to the exchange rights (which provide for the conversion of Common OP Units into Common Stock on a one-for-one basis), such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between stockholders' equity and Minority Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

         On September 30, 1999, the Operating Partnership completed a $125 million private placement of 9.0% Series D Cumulative Perpetual Preferred Units ("POP Units") with two institutional investors. The POP Units, which are callable by the Company after five years, have no stated maturity or mandatory redemption, have no voting rights and are not convertible into OP Units or Common Stock. Income is allocated to the POP Units at a preferred rate per annum of 9.0% on the original capital contribution of $125 million. Costs related to the placement of $3.1 million were recorded as a reduction to additional paid-in capital.

     (i)Income Taxes

         Due to the structure of the Company as a REIT, the results of operations contain no provision for Federal income taxes. However, the Company may be subject to certain state and local income, excise or franchise taxes. The Company paid state and local taxes of approximately $78,000, $85,000 and $78,000 during the years ended December 31, 2000, 1999 and 1998. As of December 31, 2000, net investment in real estate and notes receivable had a federal tax basis of approximately $742 million and $24 million, respectively.

     (j)Reclassifications

         Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 financial presentation. Such reclassifications have no effect on the operations or equity as originally presented.

     (k)Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. In June 1999, the FASB issued Statement No. 137 which deferred the effective date of SFAS No. 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has determined that the effect of SFAS No. 133 on the earnings and financial position of the Company will not be significant when implemented.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - EARNINGS PER COMMON SHARE

   Earnings per common share are based on the weighted average number of common shares outstanding during each year. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") defines the calculation of basic and fully diluted earnings per share. Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year and basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The conversion of OP Units has been excluded from the basic earnings per share calculation. The conversion of an OP Unit to a share of common stock has no material effect on earnings per common share.

     The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands):

                                                      2000         1999         1998
                                                      ----         ----         ----
NUMERATOR:

   Numerator for basic earnings per share -
      Net income ................................    $31,945      $27,772      $28,930

   Effect of dilutive securities:
      Income allocated to Common OP Units
      (net of extraordinary loss on early
      extinguishment of debt) ...................      8,199        6,219        6,733
                                                     -------      -------      -------
   Numerator for diluted earnings per share -
      income available to Common Stockholders
      after assumed conversions .................    $40,144      $33,991      $35,663
                                                     =======      =======      =======

DENOMINATOR:

   Denominator for basic earnings per share -
      Weighted average Common Stock outstanding .     21,469       25,224       25,626

   Effect of dilutive securities:
      Weighted average Common OP Units ..........      5,592        5,704        5,955
      Employee stock options ....................        347          324          381
                                                     -------      -------      -------
   Denominator for diluted earnings per share -
      adjusted weighted average Common Stock
      outstanding after assumed conversions .....     27,408       31,252       31,962
                                                     =======      =======      =======

NOTE 4 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS

     The following table presents the changes in the Company's outstanding common stock for the years ended December 31, 2000, 1999 and 1998 (excluding OP Units of 5,514,330, 5,633,183 and 5,976,820 outstanding at December 31, 2000,
1999 and 1998, respectively):

                                                                       2000              1999              1998
                                                                       ----              ----              ----
Shares outstanding at January 1, ................................   22,813,357        26,417,029        24,771,180
     Common Stock purchased by key employees of the Company .....           --                --             5,000
     Common Stock issued through conversion of OP Units .........       59,190           143,637            99,552
     Common Stock issued through exercise of Options ............      138,029           126,565           141,403
     Common Stock issued through stock grants ...................       92,070            95,666           328,831
     Common Stock issued through Employee Stock Purchase Plan ...       68,739            59,060            44,804
     Common Stock issued through Unit Trust Offering ............           --                --         1,048,059
     Common Stock repurchased and retired .......................   (2,106,600)       (4,028,600)          (21,800)
                                                                    ----------        ----------           -------
Shares outstanding at December 31, ..............................   21,064,785        22,813,357        26,417,029
                                                                    ==========        ==========        ==========

     As of December 31, 2000, the Company's percentage ownership of the Operating Partnership was approximately 79%. The remaining 21% is owned by the Common OP Unitholders.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS (CONTINUED)

         In March 1997, the Company's Board of Directors approved a common stock repurchase plan whereby the Company was authorized to repurchase and retire shares of its common stock. Under the plan, the Company repurchased approximately 2.2 million shares of Common Stock at an average price of $24.06 per share during the year ended December 31, 2000, 4.1 million shares of Common Stock at an average price of $23.40 per share during the year ended December 31, 1999 and 21,800 shares of Common Stock at an average price of $23.48 per share during the year ended December 31, 1998 using proceeds from borrowings on the line of credit.

     During 1998, the Company, as general partner of the Operating Partnership, approved the admission of new limited partners (the "1998 Acquisition Partners") to the Operating Partnership in connection with certain acquisitions of real estate and investments in joint ventures (see Notes 5 and 6). The 1998 Acquisition Partners received 342,438 OP Units, which are exchangeable on a one-for-one basis for shares of the Company's common stock.

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

     On March 26, 1999, the Operating Partnership repurchased and cancelled 200,000 OP Units from a limited partner of the Operating Partnership. During the year ended December 31, 2000, the Operating Partnership repurchased and cancelled approximately 60,000 OP Units from various holders.

     On September 30, 1999, the Operating Partnership completed a $125 million private placement of 9.0% Series D Cumulative Perpetual Preferred Units ("POP Units") with two institutional investors. The POP Units, which are callable by the Company after five years, have no stated maturity or mandatory redemption. Net proceeds from the offering of $121 million were used to repay amounts outstanding under the Company's line of credit facility and for other corporate purposes.

The following distributions have been declared and / or paid to common stockholders and minority interests since January 1, 1998.

       DISTRIBUTION              FOR THE QUARTER         SHAREHOLDER RECORD
     AMOUNT PER SHARE                ENDING                     DATE                     PAYMENT DATE
     ----------------                ------                     ----                     ------------
          $0.3625                  March 31, 1998            March 27, 1998              April 10, 1998
          $0.3625                   June 30, 1998             June 26, 1998               July 10, 1998
          $0.3625              September 30, 1998        September 25, 1998             October 9, 1998
          $0.3625               December 31, 1998         December 16, 1998           December 30, 1998
-------------------------------------------------------------------------------------------------------
          $0.3875                  March 31, 1999            March 26, 1999               April 9, 1999
          $0.3875                   June 30, 1999             June 25, 1999                July 9, 1999
          $0.3875              September 30, 1999        September 24, 1999             October 8, 1999
          $0.3875               December 31, 1999         December 31, 1999            January 14, 2000
-------------------------------------------------------------------------------------------------------
          $0.4150                  March 31, 2000            March 31, 2000              April 14, 2000
          $0.4150                   June 30, 2000             June 30, 2000               July 14, 2000
          $0.4150              September 30, 2000        September 29, 2000            October 13, 2000
          $0.4150               December 31, 2000         December 29, 2000            January 12, 2001
-------------------------------------------------------------------------------------------------------

     The Operating Partnership paid distributions of 9.0% per annum on the $125 million of POP Units. Distributions on the POP Units were paid quarterly on the last calendar day of each quarter beginning December 31, 1999.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS (CONTINUED)

     The Company adopted, effective July 1, 1997, the 1997 Non-Qualified Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, certain employees and directors of the Company may each annually acquire up to $250,000 of common stock of the Company. The aggregate number of shares of common stock available under the ESPP shall not exceed 1,000,000, subject to adjustment by the Board of Directors. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of Common Stock on the last day of such month; and (b) the greater of: (i) the closing price for a share of Common Stock on the first day of such month, and (ii) the average closing price for a share of Common Stock for all the business days in the month. Shares of Common Stock issued through the ESPP for the years ended December 31, 2000, 1999 and 1998 were 68,739, 59,060 and 44,804, respectively.

NOTE 5 - INVESTMENT IN REAL ESTATE

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, and furniture, fixtures and equipment.

     On September 4, 1997, the Company entered into a portfolio purchase agreement (as amended by a supplemental agreement on December 17, 1997) to acquire 37 manufactured home communities (the "Ellenburg Communities") from partnerships having Ellenburg Capital Corporation ("ECC") as the general partner, for a purchase price in excess of $300 million. During 1997 and 1998, the Company closed on the acquisition of thirty-one of the Ellenburg Communities for an aggregate purchase price of approximately $278 million and gained control of an additional five Ellenburg Communities with acquisition advances of approximately $57 million to the partnerships which owned such Ellenburg Communities. All fundings related to the acquisition were funded by the Company with borrowings under the Company's line of credit, term bank facilities, assumed debt and the issuance of Common OP Units.

     During 1998, the Company received approximately $14.3 million, including approximately $365,000 of interest income, which was being held subject to the completion of due diligence procedures on the Ellenburg Communities. The $14.3 million was initially recorded as a liability until 1999 when a settlement of certain related issues was substantially complete and accordingly, in a non-cash transaction, relieved the liability and adjusted the purchase price of the Ellenburg Communities.

      In April 2000, the California Superior Court approved a settlement agreement (the "Settlement") in connection with the dissolution proceeding of ECC and its affiliated partnerships. As part of the Settlement, the Company received $13.5 million previously held in escrow in connection with the purchase of the Ellenburg Communities and recorded $3.0 million of interest income related to these funds. In connection with the Settlement, the Company sold three communities - Mesa Regal RV Resort, Mon Dak and Naples Estates - for an aggregate sales price of $59.0 million, including cash proceeds of $40.0 million and assumption of debt by the purchaser of $19.0 million. The Company recorded a $9.1 million gain on the sale of these Properties. Proceeds from the Settlement and property sales were used to pay down the Company's line of credit. See Note 17 for further discussion of the Settlement.

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

     On May 14, 1998, the Company acquired Casa Del Sol Resort III, located adjacent to one of the Company's Properties in Peoria, Arizona, for a purchase price of approximately $9.8 million. The acquisition was funded with a borrowing under the Company's line of credit. Casa Del Sol Resort III consists of 238 developed sites.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INVESTMENT IN REAL ESTATE (CONTINUED)

     On June 4, 1998, the Company entered into a joint venture agreement with Wolverine Investors L.L.C. to acquire eighteen manufactured home communities (the "College Heights Communities"). The aggregate purchase price for the College Heights Communities was approximately $89 million. The Company contributed approximately $19 million to the joint venture, Wolverine Investors L.L.C. contributed approximately $2.0 million to the joint venture and the remainder of the acquisition was funded with a borrowing from a financial institution of approximately $68 million. The Company's $19 million contribution to the joint venture was funded with a borrowing under the Company's line of credit. Due to the Company's ability to control the joint venture through its approximate 95% interest, the College Heights Communities and related operations have been consolidated for financial reporting purposes.

     On August 13, 1998, the Company acquired Sunset Oaks, located in Plant City, Florida, adjacent to one of the Company's existing Properties, for a purchase price of approximately $3.6 million. The acquisition was funded with a borrowing under the Company's line of credit. Sunset Oaks consists of 168 developed sites.

     On July 23, 1999, the Company acquired Coquina Crossing, located in St. Augustine, Florida, for a purchase price of approximately $10.4 million. The acquisition was funded with a borrowing under the Company's line of credit. Coquina Crossing is a 748-site senior community with 269 developed sites and zoned expansion potential for 479 sites. In addition, RSI, an affiliate of the Company, purchased the model home inventory at the community for approximately $1.1 million.

     In March 2000, in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", MHC Acquisition One L.L.C., a consolidated subsidiary of the Company, recorded an impairment loss on the DeAnza Santa Cruz water and wastewater service company business. Recent negotiations for the sale of the business as well as management's estimates indicated that the undiscounted future cash flows from the business would be less than the carrying value of the business and its related assets. The Company recorded an asset impairment loss of $701,000 (or $0.03 per fully diluted share) which is included in other income on the accompanying statements of operations. This loss represents the difference between the carrying value of the DeAnza Santa Cruz water and wastewater service company business and its related assets and their estimated fair market value.

      On February 29, 2000, MHC Systems, Inc., a consolidated subsidiary of the Company, disposed of the water and wastewater service company facilities known as FFEC-Six in a cash sale. Net proceeds from the sale of approximately $4.2 million were used to pay down the Company's line of credit and a gain on the sale of $719,000 (or $0.03 per fully diluted share) was recorded in other income on the accompanying statements of operations.

     The acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the results of operations of acquired assets are included in the statement of operations from the dates of acquisition. The Company acquired all of the Properties from unaffiliated third parties.

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

NOTE 6 - INVESTMENT IN JOINT VENTURE

     On March 18, 1998, the Company joined Plantation Company, L.L.C. and Trails Associates, L.L.C., two 50% joint venture investments with the principals of Meadows Management Company, to own two manufactured home communities known as "Plantation on the Lake" and "Trails West", for approximately $6.5 million. Plantation on the Lake is located in Riverside, California and consists of 385 developed sites and 122 expansion sites. Trails West is located in Tucson, Arizona and consists of 488 developed sites. The Company's investments were funded with a $3.9 million borrowing under the Company's line of credit and with the issuance of approximately $2.6 million in OP Units. During the year ended December 31, 2000, the Company recorded approximately $7,000 of net income from joint ventures and received approximately $230,000 in cash flow distributions.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INVESTMENT IN JOINT VENTURE (CONTINUED)

     On December 28, 2000, the Company, through a joint venture with the principals of Meadows Management Company (the "Voyager Joint Venture"), acquired a 50% economic interest in Voyager RV Resort, a 1,576 site RV resort in Tucson, Arizona, for total consideration of $8.0 million. Voyager RV Resort is adjacent to Trails West. The Company's investment included cash of $3.0 million, its 50% interest in land held through the joint venture valued at $2.0 million and notes receivable from the principals of Meadows Management Company totaling $3.0 million.

Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures on the equity method. During the year ended December 31, 2000, the Company recorded approximately $7,000 of Net Income from joint ventures and received approximately $230,000 in cash flow distributions.

NOTE 7 - INVESTMENT IN AND ADVANCES TO AFFILIATES

     Investment in and advances to affiliates consists principally of preferred stock of RSI and LP Management Corp. (collectively "Affiliates") and advances under a line of credit between the Company and RSI. The Company accounts for the investment in and advances to Affiliates using the equity method of accounting.

     Following is unaudited financial information for the Affiliates for the years ended December 31, 2000 and 1999 (amounts in thousands):

                                        2000           1999
                                        ----           ----
Assets                                $ 34,200       $ 23,201
Liabilities, net of amounts due
  to the Company                       (12,985)       (11,512)
                                      --------       --------

Net investment in Affiliates          $ 21,215       $ 11,689
                                      ========       ========

Home sales                            $ 42,645       $ 34,662
Cost of sales                          (29,819)       (27,029)
Other revenues and expenses, net       (10,418)        (5,568)
                                      --------       --------

Equity in income of Affiliates        $  2,408       $  2,065
                                      ========       ========

NOTE 8 - NOTES RECEIVABLE

     At December 31, 2000 and 1999, the Company had approximately $5.0 million and $4.3 million in notes receivable, respectively.

     On January 6, 1998, the Company funded a $12.3 million loan (the "Meadows Loan") to Meadows Preservation, Inc. The Meadows Loan was collateralized by The Meadows manufactured home community located in Palm Beach Gardens, Florida, bore interest at the lesser of 9% or the cash flow of the Property and matured on April 30, 1999, as amended. On April 1, 1999, the Company effectively exchanged The Meadows Loan for an equity interest in the partnership that owns The Meadows. The Company accounts for The Meadows as an acquisition and consolidates the Property and related results of operations.

     On May 12, 1998, the Company entered into an agreement to loan $5.9 million to Trails Associates, L.L.C. (the "Trails West Loan") for development of the Property known as Trails West. Subsequently, the Company had funded $3.2 million under the Trails West Loan. However, pursuant to the aforementioned Voyager Joint Venture transaction much of the land under development by Trails Associates, L.L.C. was contributed to the Voyager Joint Venture and $1.2 million of the Trails West Loan was repaid. The balance of $1.9 million on the Trails West Loan is collateralized by the Property known as Trails West, bears interest at the rate of approximately 8.5%, requires monthly interest payments and matures on June 1, 2003.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - NOTES RECEIVABLE (CONTINUED)

     On December 28, 2000, the Company, in connection with the Voyager Joint Venture, entered into an agreement to loan $3.0 million to certain principals of Meadows Management Company. The notes are collateralized with a combination of Common OP Units and partnership interests in this and other joint ventures. The notes bear interest at Prime plus 0.5%, require quarterly interest payments and mature on December 31, 2011.

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

     On January 2, 1996, certain members of management of the Company entered into subscription agreements with the Company to acquire a total of 270,000 shares of the Company's common stock at $17.375 per share, the market price on that date. The Company received from these individuals notes (the "1996 Employee Notes") in exchange for their shares. The 1996 Employee Notes accrue interest at 5.91%, mature on January 2, 2005, and are recourse against the employees in the event the pledged shares are insufficient to repay the obligations.

     On March 23, 1998, a member of management of the Company entered into a subscription agreement with the Company to acquire a total of 5,000 shares of the Company's common stock at $25.75 per share, the market price on that date. The Company received from this individual a note in exchange for his shares. The note accrued interest at 5.97%, matured on March 23, 2008, and is recourse against the employee in the event the pledged shares are insufficient to repay the obligation. In January, 2000, the individual returned the shares of common stock and the note was cancelled.

NOTE 10 - LONG-TERM BORROWINGS

     As of December 31, 2000 and December 31, 1999, the Company had outstanding mortgage indebtedness of approximately $556.6 million and $513.2 million, respectively, encumbering 73 and 72 of the Company's Properties, respectively. As of December 31, 2000 and December 31, 1999, the carrying value of such Properties was approximately $631 million and $638 million, respectively.

     On February 24, 2000, the Company entered into mortgage agreements collateralizing two Properties for a total of $14.6 million. The mortgage notes mature on March 1, 2010, amortize beginning March 1, 2000 over 30 years and bear interest at a rate of approximately 8.3% per annum.

     On June 30, 2000, the Company obtained $110 million in debt financing consisting of two mortgage notes - one for $94.3 million and one for $15.7 million - secured by seven Properties as discussed below. The proceeds of the financing were used to repay $60 million of mortgage debt secured by the seven Properties, to repay amounts outstanding under the Company's line of credit and for working capital purposes. The Company recorded a $1.3 million charge in connection with the early repayment of the $60 million of mortgage debt.

     The outstanding mortgage indebtedness consists of:

- A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 29 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and pays interest at 7.015%. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is presented net of a settled hedge of $3.0 million (net of accumulated amortization of $110,000) which is being amortized into interest expense over the life of the loan.

- A $66.5 million mortgage note (the "College Heights Mortgage") collateralized by the 18 College Heights Communities. The College Heights Mortgage bears interest at a rate of 7.19%, amortizes beginning July 1, 1999 over 30 years and matures July 1, 2008.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - LONG-TERM BORROWINGS (CONTINUED)

- A $93.8 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82%, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $22.9 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC-Bay Indies Financing Limited Partnership. The Bay Indies Mortgage bears interest at a rate of 7.48%, amortizes beginning August 1, 1994 over 27.5 years and matures July 1, 2004.

- A $15.7 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96%, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- Approximately $94.8 million of mortgage debt on 18 other various Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. Scheduled maturities for the outstanding indebtedness are at various dates through November 30, 2020, and fixed interest rates range from 7.15% to 8.92%. Included in this debt, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997.

     On August 9, 2000, the Company amended its unsecured line of credit with a bank (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. Among other things, the amendment lowered the total facility under the Credit Agreement to $150 million and extended the maturity to August 9, 2003. The Company pays a quarterly fee on the average unused amount of such credit equal to 0.15% of such amount. As of December 31, 2000, $59.9 million was outstanding under the Credit Agreement.

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

     Aggregate payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):

    YEAR                AMOUNT
    ----                ------
    2001               $  14,921
    2002                 105,667
    2003                  73,360
    2004                  32,677
    2005                   3,227
 Thereafter              489,832
                       ---------
   Total               $ 719,684
                       =========

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - LEASE AGREEMENTS

     The leases entered into between the tenant and the Company for the rental of a site are month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Noncancelable long-term leases, with remaining terms up to eleven years, are in effect at certain sites within nineteen of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index taking into consideration certain floors and ceilings. Additionally, periodic market rate adjustments are made as deemed necessary. Future minimum rents are scheduled to be received under noncancelable tenant leases at December 31, 2000 as follows (amounts in thousands):

    YEAR                AMOUNT
    ----                ------
    2001               $ 37,389
    2002                 20,016
    2003                  8,213
    2004                  4,272
    2005                  4,393
 Thereafter              23,921
                       --------
   Total               $ 98,204
                       ========

NOTE 12 - GROUND LEASES

     The Company leases land under noncancellable operating leases at certain of the Properties expiring in various years from 2022 to 2031 with terms which require twelve equal payments per year plus additional rents calculated as a percent of gross revenues. For the years ended December 31, 2000, 1999 and 1998, ground lease rent was $1.6 million. Minimum future rental payments under the ground leases are $1.6 million for each of the next five years and $29.5 million thereafter.

NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

     Equity Group Investments, Inc. ("EGI"), an entity controlled by Mr. Samuel Zell, Chairman of the Board of Directors, and certain of its affiliates have provided services such as administrative support, investor relations, corporate secretarial, real estate tax evaluation services, market consulting and research services, and computer and support services. Fees paid to EGI and its affiliates amounted to approximately $26,000, $74,000 and $104,000 for the years ended December 31, 2000, 1999 and 1998, respectively. There were no significant amounts due to these affiliates as of December 31, 2000 and 1999, respectively.

     Certain related entities, owned by persons affiliated with Mr. Zell, have provided services to the Company. These entities include, but are not limited to, Rosenberg & Liebentritt, P.C. which provided legal services including property acquisition services in 1999 and 1998; The Riverside Agency, Inc. which provided insurance brokerage services and Equity Office Properties Trust which provided office space to the Company. Fees paid to these entities amounted to approximately $442,000, $473,000 and $850,000 for the years December 31, 2000, 1999 and 1998, respectively. Amounts due to these affiliates were approximately $32,000 and $33,000 as of December 31, 2000 and 1999, respectively. Of the amounts charged by these affiliates during the years ended December 31, 2000, 1999 and 1998, approximately $0, $12,000 and $175,000, respectively, were capitalized.

     Related party agreements or fee arrangements are generally for a term of one year and approved by independent members of the Board of Directors.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - STOCK OPTION PLAN AND STOCK GRANTS

     A Stock Option Plan (the "Plan") was adopted by the Company in December 1992. Pursuant to the Plan, certain officers, directors, employees and consultants of the Company may be offered the opportunity to acquire shares of common stock through the grant of stock options ("Options"), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Code. The Compensation Committee will determine the vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 2000, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. The Plan allows for 10,000 Options to be granted annually to each director. The common stock with respect to which the Options may be granted during any calendar year to any grantee shall not exceed 250,000 shares. In addition, the Plan provides for the granting of stock appreciation rights ("SARs") and restricted stock grants ("Stock Grants"). A maximum of 4,000,000 shares of common stock was available for grant under the Plan as of December 31, 2000.

     In 2000, 1999 and 1998, the Company issued 19,181, 14,666 and 18,238 shares related to Stock Grants, respectively, which represented a portion of certain employee bonuses. The fair market value of these Stock Grants of approximately $525,000, $352,000 and $445,000 at the date of grant was recorded as compensation expense by the Company in 2000, 1999and 1998, respectively.

     In 1998, the Company awarded 233,500 Stock Grants to certain members of senior management of the Company. These Stock Grants vest over five years, but may be restricted for a period of up to ten years depending upon certain performance benchmarks tied to increases in funds from operations being met. The fair market value of these Stock Grants of approximately $5.7 million as of the date of grant was treated in 1998 as deferred compensation. The Company amortized approximately $593,000 and $569,000 related to these Stock Grants in 2000 and 1999, respectively, and Stock Grants totaling approximately 12,000 shares valued at $295,000 were cancelled.

     In 1999, the Company awarded 65,000 Stock Grants to certain members of senior management of the Company. These Stock Grants vest over three years with one-half vesting in 1999. The fair market value of these Stock Grants of approximately $1.5 million as of the date of grant was treated in 1999 as deferred compensation. The Company amortized approximately $385,000 and $770,000 related to these Stock Grants in 2000 and 1999, respectively.

     In 2000, the Company awarded 69,750 Stock Grants to certain members of senior management of the Company. These Stock Grants vest over three years with one-half vesting in 2000. The fair market value of these Stock Grants of approximately $1.9 million as of the date of grant was treated in 2000 as deferred compensation. The Company amortized approximately $955,000 related to these Stock Grants in 2000.

     In 1999, the Plan was amended to provide a Stock Grant of 2,000 shares vesting over three years in lieu of the 10,000 Options granted after the amendment to each director, if the director so elects. The Company recognized approximately $134,000 and $129,000 of expense and recorded approximately $267,000 and $257,000 of deferred compensation in 2000 and 1999, respectively, related to 16,000 Stock Grants in both 2000 and 1999.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - STOCK OPTION PLAN AND STOCK GRANTS (CONTINUED)

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its Options and Stock Grants under the fair value method of that Statement. The fair value for the Options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.5%, 6.3% and 5.7%; dividend yields of 6.3%, 6.3% and 5.8%; volatility factors of the expected market price of the Company's common stock of .20, .21 and .23; and a weighted-average expected life of the Options of 5 years. The fair value of the Stock Grants granted in 2000, 1999 and 1998 has been estimated at approximately 30% below the calculated fair market value on the date of grant because these Stock Grants may remain restricted even after they become fully vested.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's Options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's Options. In addition, the existing models are not representative of the effects on reported net income for future years.

     For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period and the estimated fair value of the Stock Grants is amortized to expense over the same period. The pro forma effect of SFAS No. 123 on the Company's net income for the years ended December 31, 2000, 1999 and 1998 was ($134,000) ($0 per share), ($138,000) ($0 per share) and $225,000 ($0.01 per share), respectively.

     A summary of the Company's stock option activity, and related information for the years ended December 31, 2000, 1999 and 1998 follows:

                                                     Shares Subject               Weighted Average
                                                    to Options Share          Exercise Price Per Share
                                                    ----------------          ------------------------
Balance at December 31, 1997                            1,690,493                      $19.91
    Options granted                                       378,986                       22.04
    Options exercised                                   (141,403)                       18.07
    Options canceled                                     (28,697)                       24.09
                                                        ---------                      ------
Balance at December 31, 1998                            1,899,379                       21.08
    Options granted                                       313,400                       23.91
    Options exercised                                   (126,565)                       19.25
    Options canceled                                     (66,767)                       24.08
                                                        ---------                      ------
Balance at December 31, 1999                            2,019,447                      $21.72
    Options granted                                       440,077                       25.94
    Options exercised                                   (250,092)                       23.17
    Options canceled                                    (101,227)                       24.33
                                                        ---------                      ------
Balance at December 31, 2000                            2,108,205                      $22.30
                                                        =========                      ======

     As of December 31, 2000, 1999 and 1998, 416,603 shares, 747,258 shares and
1,075,091 shares remained available for grant, respectively, and 1,562,074 shares, 1,426,072 shares and 1,269,982 shares were exercisable, respectively. Exercise prices for Options outstanding as of December 31, 2000 ranged from $12.875 to $26.750, with the substantial majority of the exercise prices exceeding $17.25. The remaining weighted-average contractual life of those Options was 6.3 years.

NOTE 15 - PREFERRED STOCK

     The Company's Board of Directors is authorized under the Company's charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $.01 par value preferred stock (the "Preferred Stock"), with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company's common stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of the New York Stock Exchange. As of December 31, 2000 and 1999, no Preferred Stock was issued by the Company.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SAVINGS PLAN

     The Company has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), to cover its employees and those of its Subsidiaries, if any. The 401(k) Plan permits eligible employees of the Company and those of any Subsidiary to defer up to 16% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. In addition, the Company will match dollar-for-dollar the participant's contribution up to 4% of the participant's eligible compensation.

     In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant's vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company's contribution to the 401(k) Plan was approximately $315,000, $385,000 and $256,000, for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's anticipated plan contribution for the profit sharing component of the 401(k) Plan is approximately $85,000 for the year ended December 31, 2000.

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

     DeAnza Santa Cruz Mobile Estates is a 198-site community overlooking the Pacific Ocean. It is subject to the City's rent control ordinance which limits annual rent increases to 75% of CPI. The Company purchased this Property in August 1994 from certain unaffiliated DeAnza entities ("DeAnza"). Prior to the Company's purchase in 1994, DeAnza made the decision to submeter and separately bill tenants at the Property for both water and sewer in 1993 in the face of the City's rapidly rising utility costs.

     Under California Civil Code Section 798.41, DeAnza was required to reduce rent by an amount equal to the average cost of usage over the preceding 12 months. This was done. With respect to water, not looking to submit to jurisdiction of the California Public Utility Commission ("CPUC"), DeAnza relied on California Public Utilities Code Section 2705.5 ("CPUC Section 2705.5") to determine what rates would be charged for water on an ongoing basis without becoming a public utility. DeAnza and the Company interpreted the statute as providing that in a submetered mobile home park, the property owner is not subject to regulation and control of the CPUC so long as the users are charged what they would be charged by the utility company if users received their water directly from the utility company. In Santa Cruz, customers receiving their water directly from the city's water utility were charged a certain lifeline rate for the first 400 ccfs of water and a greater rate for usage over 400 ccfs of water, a readiness to serve charge of $7.80 per month and tax on the total. In reliance on CPUC Section 2705.5, DeAnza implemented its billings on this schedule notwithstanding that it did not receive the discount for the first 400 ccfs of water because it was a commercial and not a residential customer.

     A dispute with the residents ensued over the readiness to serve charge and tax thereon. The residents argued that California Civil Code Section 798.41 required that the Property owner could only pass through its actual costs of water (and that the excess charges over the amount of the rent rollback were an improper rent increase) and that CPUC Section 2705.5 was not applicable. DeAnza unbundled the utility charges from rent consistent with California Civil Code
Section 798.41 and it has generally been undisputed that the rent rollback was accurately calculated.

     In August 1994, when the Company acquired the Property, the Company reviewed the respective legal positions of the Santa Cruz Homeowners Association ("HOA") and DeAnza and concurred with DeAnza. Their reliance on CPUC Section 2705.5 made both legal and practical sense in that residents paid only what they would pay if they lived in a residential neighborhood within the City and permitted DeAnza to recoup part of the expenses of operating a submetered system through the readiness to serve charge.

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

     On June 29, 1995, a hearing was held before a Santa Cruz rent control officer on billing and submetering issues related to both water and sewer. The Company and DeAnza prevailed on all issues related to sewer and the rent rollback related to water, but the hearing officer determined that the Company could only pass through its actual cost of water, i.e., a prorated readiness to serve charge and tax thereon. The hearing officer did not deal with the subsidy being given to residents through the quantity charge and ordered a rebate in a fixed amount per resident. The Company and DeAnza requested reconsideration on this issue, among others, which reconsideration was denied by the hearing officer.

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

     The Company requested that the City and the HOA agree to a further stay pending appeal to the court of appeal, but they refused and the appeal court denied the Company's request for a stay in late November 1996. Therefore, on January 1, 1997, the Company reduced its water charges at this Property to reflect a pass-through of only the readiness to serve charge and tax at the master meter (approximately $0.73) and to eliminate the subsidy on the water charges. On their March 1, 1997 rent billings, residents were credited for amounts previously "overcharged" for readiness to serve charge and tax. The amount of the rebate given by the Company and DeAnza was $36,400. In calculating the rebate, the Company and DeAnza took into account the previous subsidy on water usage although this issue had not yet been decided by the court of appeal. The Company and DeAnza felt legally safe in so doing based on language in the hearing officer's decision that actual costs could be passed through.

     On March 12, 1997, the Company also filed an application with the CPUC to dedicate the water system at this Property to public use and have the CPUC set cost-based rates for water usage. The Company believed it was obligated to take this action because of its consistent reliance on CPUC Section 2705.5 as a safe harbor from CPUC jurisdiction. That is, when the Company could no longer charge for water as the local serving utility would charge, it was no longer exempt from the CPUC's jurisdiction and control under CPUC Section 2705.5.

     On March 20, 1997, the court of appeal issued the writ of mandate requested by the Company on the grounds that the hearing officer had improperly calculated the amount of the rebate (meaning the Company had correctly calculated the rent credits), but also ruling that the hearing officer was correct when he found that the readiness to serve charge and tax thereon as charged by DeAnza and the Company were an inappropriate rent increase. The court of appeal further agreed with the Company that the City's hearing officer did not have the authority under California Civil Code Section 798.41 to establish rates that could be charged in the future.

     Following this decision, the CPUC granted the Company its certificate of convenience and necessity on December 17, 1998 and approved cost-based rates and charges for water that exceed what residents were paying under the Company's reliance on CPUC Section 2705.5. Concurrently, the CPUC also issued an Order Instituting Investigation ("OII") confirming its exclusive jurisdiction over the issue of water rates in a submetered system and commencing an investigation into the confusion and turmoil over billings in submetered properties. Specifically, the OII states: "The Commission has exclusive and primary jurisdiction over the establishment of rates for water and sewer services provided by private entities."

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     After the court of appeal decision, the HOA brought all of its members back into the underlying civil action for the purpose of determining damages, including punitive damages, against the Company. The trial was continued from July 1998 to January 1999 to give the CPUC time to act on the Company's application. Notwithstanding the action taken by the CPUC in issuing the OII in December 1998, the trial court denied the Company's motion to dismiss on jurisdictional grounds and trial commenced before a jury on January 11, 1999.

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

     On April 19, 1999, the trial court denied all of the Company's and DeAnza's post-trial motions for judgement notwithstanding the verdict, new trial and remittitur. The trial court also awarded $700,000 of attorneys' fees to plaintiffs. The Company has appealed the jury verdict and attorneys' fees award (which also accrues interest at the statutory rate of 10.0% per annum) and the appeal has been fully briefed by both parties. The Company is awaiting notice of scheduling of oral argument on the appeal.

     In two related appeals, the Company had argued that the trial court's ability to enter an award of attorneys' fees in favor of the HOA and to take certain other actions was preempted by the exercise of exclusive jurisdiction by the CPUC over the issue of how to set rates for water in a submetered mobile home park. During 2000, the California court of appeal rejected the Company's preemption argument with respect to these prior rulings in favor of plaintiffs, one of which had awarded plaintiffs approximately $100,000 of attorneys' fees. The California Supreme Court declined to accept the case for review and the Company paid the judgment, including post-judgment interest thereon, and settled the matter for approximately $200,000 late in 2000.

     The jury verdict appeal also raises a similar jurisdictional argument as well as several other arguments for reversal or reduction of the punitive damage award or for a new trial. An important distinction between the appellate ruling in 2000 and the preemption issue as it is presented on appeal in the jury verdict case is that the preemption argument rejected was "retroactive" while the preemption issue remaining on appeal is prospective. One of the other arguments raised by the Company in the jury verdict appeal is that punitive damages are not available in a case brought under Section 798.41 of the California Mobilehome Residency Law ("MRL") since the MRL contains its own penalty provisions. Although no assurances can be given, the Company believes the appeal will be successful.

     Subsequently, in December 2000 the HOA and certain individual residents of the Property filed a complaint in the Superior Court of California, County of Santa Cruz (No. CV 139825) against the Company, certain affiliates of the Company and certain employees of the Company. The new lawsuit seeks damages, including punitive damages, for intentional infliction of emotional distress, unfair business practices, and unlawful retaliation purportedly arising from allegedly retaliatory rent increases which were noticed by the Company to certain residents in September 2000. The Company believes that the residents who received rent increase notices with respect to rent increases above those permitted by the local rent control ordinance were not covered by the ordinance either because they did not comply with the provisions of the ordinance or because they are exempted by state law. On December 29, 2000, the Superior Court of California, County of Santa Cruz enjoined such rent increases. The Company intends to vigorously defend the matter, which may go to trial in the summer of 2001.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

ELLENBURG COMMUNITIES

     The Company and certain other parties entered into a settlement agreement, which was approved by the court in April 2000. The settlement resolved substantially all of the litigation and appeals involving the Ellenburg Properties, and transactions arising out of the settlement closed on May 22, 2000 (see Note 5).

     In connection with the Ellenburg Acquisition, on September 8, 1999, Ellenburg Fund 20 ("Fund 20") filed a cross complaint in the Ellenburg dissolution proceeding against the Company and certain of its affiliates alleging causes of action for fraud and other claims in connection with the Ellenburg acquisition. The Company subsequently successfully had the cross complaint against the Company and its affiliates dismissed with prejudice by the California Superior Court. However, Fund 20 has appealed. This appeal was not resolved by the Settlement. The Company believes Fund 20's allegations are without merit and will vigorously defend itself.

CANDLELIGHT PROPERTIES, L.L.C

     In 1996, 1997 and 1998, the Lending Partnership made loans to Candlelight Properties, L.L.C. ("Borrower") in the aggregate principal amount of $8,050,000 (collectively, the "Loan". The Loan is secured by a mortgage on Candlelight Village ("Candlelight"), a Property in Columbus, Indiana, and is guaranteed by Ronald E. Farren ("Farren"), the 99% owner of Borrower. The Company accounts for the Loan as an investment in real estate and, accordingly, Candlelight's results of operations are consolidated with the Company's for financial reporting purposes. Concurrently with the funding of the Loan, Borrower granted the Operating Partnership the option to acquire Candlelight upon the maturity of the Loan. The Operating Partnership notified Borrower that it was exercising its option to acquire Candlelight in March 1999, and the Loan subsequently matured on May 3, 1999. However, Borrower failed to repay the Loan and refused to convey Candlelight to the Operating Partnership.

     Borrower filed suit in the Circuit Court of Bartholomew County, Indiana ("Court") on May 5, 1999, seeking declaratory judgment on the validity of the exercise of the option. The Lending Partnership filed suit in the Court the next day, seeking to foreclose its mortgage, and the suits were consolidated (collectively, the "State Court Litigation") by the Court. The Court issued an Order on December 1, 1999, finding, among other things, that the Operating Partnership had validly exercised the option. Both parties filed motions to correct errors in the Order, and on May 15, 2000, the Court issued judgments against Borrower and Farren and in favor of the Operating Partnership in the option case and the Lending Partnership in the foreclosure case. Borrower and Farren appealed both judgments, and the Court has stayed the judgments pending such appeals. The Operating Partnership and the Lending Partnership intend to continue vigorously pursuing this matter and believe that, while no assurance can be given, such efforts will be successful.

     On May 3, 2000, Hanover Group, Inc. ("Hanover") and Farren filed suit against the Company and certain executive and senior officers of the Company in the United States District Court for Southern District of Indiana, Indianapolis Division. The complaint alleges violations of securities laws and fraud arising from the loan transaction being litigated in the State Court Litigation and seeks damages, including treble damages. The Company believes that the complaint is related to rulings made by the Court and is without merit. The Company has filed a motion for judgment on the pleadings (which has been fully briefed), and will continue to vigorously defend itself and the officers of the Company.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - SUBSEQUENT EVENTS

     On January 3, 2001, the Company acquired two Florida communities, totaling 729 sites, for an aggregate purchase price of approximately $16.3 million. Golden Lakes is a 421-site community in Plant City, near Tampa, Florida and includes approximately 23 acres for expansion. Chain O' Lakes is a 308-site community in Grand Island, near Orlando, Florida, and includes a marina with 50 boat docks.

     On February 13, 2001, the Company closed the sale of seven communities, totaling 1,282 sites, in Kansas, Missouri and Oklahoma for a total sale price of approximately $19.1 million.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is unaudited quarterly data for 2000, 1999 and 1998 (amounts in thousands, except for per share amounts):

                                                                   FIRST           SECOND          THIRD          FOURTH
                                                                  QUARTER          QUARTER        QUARTER        QUARTER
                           2000                                     3/31            6/30           9/30           12/31
                           ----                                     ----            ----           ----           -----
Total Revenues.............................................       $57,148          $54,271        $53,875        $55,384
Income before allocation to Minority Interests and
    extraordinary loss on early extinguishment of debt.....       $10,743          $21,547         $9,715        $10,696
Net income available to common shareholders................        $6,331          $13,921         $5,451         $6,244

Weighted average Common Shares outstanding - Basic.........        22,297           21,871         21,166         20,559
Weighted average Common Shares outstanding - Diluted.......        28,242           27,809         27,077         26,520

Net income per Common Share outstanding - Basic............         $0.28            $0.64          $0.26          $0.30
Net income per Common Share outstanding - Diluted..........         $0.28            $0.63          $0.25          $0.30

                                                                   FIRST           SECOND          THIRD          FOURTH
                                                                  QUARTER          QUARTER        QUARTER        QUARTER
                           1999                                     3/31            6/30            9/30           12/31
                           ----                                     ----            ----           ----           -----
Total Revenues.............................................       $54,390          $52,446        $53,537        $54,654
Income before allocation to Minority Interests.............       $10,078           $8,477         $8,417         $7,056
Net income available to common shareholders................        $8,234           $6,968         $6,877         $5,693

Weighted average Common Shares outstanding - Basic.........        26,157           25,773         25,613         23,381
Weighted average Common Shares outstanding - Diluted.......        32,340           31,829         31,586         29,281

Net income per Common Share outstanding - Basic............         $0.31            $0.27          $0.27          $0.24
Net income per Common Share outstanding - Diluted..........         $0.31            $0.27          $0.27          $0.24

                                                                   FIRST           SECOND          THIRD          FOURTH
                                                                  QUARTER          QUARTER        QUARTER        QUARTER
                           1998                                     3/31            6/30           9/30           12/31
                           ----                                     ----            ----           ----           -----
Total Revenues.............................................       $44,872          $47,894        $50,809        $51,254
Income before allocation to Minority Interests.............        $9,586           $9,066         $8,440         $8,570
Net income available to common shareholders................        $7,765           $7,343         $6,837         $6,984

Weighted average Common Shares outstanding - Basic.........        24,805           25,659         25,988         26,033
Weighted average Common Shares outstanding - Diluted.......        31,095           32,095         32,339         32,382

Net income per Common Share outstanding - Basic............         $0.31            $0.29          $0.26          $0.27
Net income per Common Share outstanding - Diluted..........         $0.31            $0.28          $0.26          $0.26

                                   SCHEDULE II
                       MANUFACTURED HOME COMMUNITIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 2000

                                                                             ADDITIONS
                                                                             ---------
                                                     BALANCE AT                       CHARGED                           BALANCE AT
                                                      BEGINNING       CHARGED TO      TO OTHER                            END OF
                                                      OF PERIOD         INCOME        ACCOUNTS        DEDUCTIONS(1)       PERIOD
                                                      ---------         ------        --------        -------------       ------
For the year ended December 31, 1998:

     Allowance for doubtful accounts.........          $250,000        $167,774        $    --         ($167,774)        $250,000

For the year ended December 31, 1999:

     Allowance for doubtful accounts.........          $250,000        $413,573        $    --         ($363,573)        $300,000

For the year ended December 31, 2000:

     Allowance for doubtful accounts.........          $300,000        $322,574        $    --         ($322,574)        $300,000


(1)      Deductions represent tenant receivables deemed uncollectible.

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                                                                   Costs
                                                                                                 Capitalized
                                                                                                Subsequent to
                                                                          Initial Cost to        Acquisition
                                                                              Company           (Improvements)
                                                                              -------           --------------
                                                                                Depreciable            Depreciable
        Real Estate          Location                 Encumbrances       Land    Property     Land      Property
        -----------          --------                 ------------       ----    --------     ----      --------
Apollo Village               Phoenix            AZ               0         932      3,219        0            363
Brentwood Manor              Mesa               AZ           4,701       1,998      6,024        0            240
Carefree Manor               Phoenix            AZ               0         706      3,040        0             85
Casa del Sol #1              Peoria             AZ           6,783       2,215      6,467        0            193
Casa del Sol #2              Glendale           AZ           6,917       2,104      6,283        0            133
Casa del Sol #3              Glendale           AZ               0       2,450      7,452        0             67
Central Park                 Phoenix            AZ           7,182       1,612      3,784        0            387
Desert Skies                 Phoenix            AZ               0         792      3,126        0             42
Fairview Manor               Tucson             AZ               0       1,674      5,100        0            426
Hacienda De Valencia         Mesa               AZ           8,417         833      2,701        0            753
Palm Shadows                 Glendale           AZ           3,208       1,400      4,218        0            288
Sedona Shadows               Sedona             AZ           2,666       1,096      3,431        0            180
Sunrise Heights              Phoenix            AZ               0       1,000      3,016        0            235
The Mark                     Mesa               AZ               0       1,354      4,660        6            615
The Meadows                  Tempe              AZ           9,256       2,613      7,887        0            388
Whispering Palms             Phoenix            AZ               0         670      2,141        0             60
California Hawaiian          San Jose           CA          17,968       5,825     17,755        0            776
Colony Park                  Ceres              CA               0         890      2,837        0             42
Concord Cascade              Pacheco            CA          10,377         985      3,016        0            540
Contempo Marin               San Rafael         CA          16,142       4,788     16,379        0          1,353
Coralwood                    Modesto            CA               0           0      5,047        0            110
Date Palm Country Club       Cathedral City     CA          15,717       4,138     14,064     (23)          1,316
Four Seasons                 Fresno             CA               0         756      2,348        0             90
Laguna Lake                  San Luis Obispo    CA           5,669       2,845      6,520        0             49
Lamplighter                  Spring Valley      CA           9,389         633      2,201        0            436
Meadowbrook                  Santee             CA               0       4,345     13,139        0            232
Monte del Lago               Castroville        CA           8,300       3,150      9,469        0            484
Quail Meadows                Riverbank          CA               0       1,155      3,469        0            137
Nicholson Plaza              San Jose           CA               0           0      4,512        0            (3)
Rancho Mesa                  El Cajon           CA               0       2,130      6,389        0             39
Rancho Valley                El Cajon           CA           4,643         685      1,902        0            367
Royal Holiday                Hemet              CA               0         778      2,643        0            140
Royal Oaks                   Visalia            CA               0         602      1,921        0             88
DeAnza Santa Cruz            Santa Cruz         CA           5,629       2,103      7,201        0          (418)
Santiago Estates             Sylmar             CA               0       3,562     10,767        0            146
Sea Oaks                     Los Osos           CA               0         871      2,703        0            105




                                                         Gross Amount Carried
                                                             at Close of
                                                           Period 12/31/00
                                                           ---------------
                                                                  Depreciable              Accumulated     Date of
        Real Estate          Location                   Land       Property      Total    Depreciation   Acquisition
        -----------          --------                   ----       --------      -----    ------------   -----------
Apollo Village               Phoenix            AZ        932          3,582     4,514          (749)        1994
Brentwood Manor              Mesa               AZ      1,998          6,264     8,262        (1,626)        1993
Carefree Manor               Phoenix            AZ        706          3,125     3,831          (312)        1998
Casa del Sol #1              Peoria             AZ      2,215          6,660     8,875          (741)        1996
Casa del Sol #2              Glendale           AZ      2,104          6,416     8,520          (696)        1996
Casa del Sol #3              Glendale           AZ      2,450          7,519     9,969          (649)        1998
Central Park                 Phoenix            AZ      1,612          4,171     5,783        (2,281)        1983
Desert Skies                 Phoenix            AZ        792          3,168     3,960          (310)        1998
Fairview Manor               Tucson             AZ      1,674          5,526     7,200          (519)        1998
Hacienda De Valencia         Mesa               AZ        833          3,454     4,287        (1,787)        1984
Palm Shadows                 Glendale           AZ      1,400          4,506     5,906        (1,155)        1993
Sedona Shadows               Sedona             AZ      1,096          3,611     4,707          (415)        1997
Sunrise Heights              Phoenix            AZ      1,000          3,251     4,251          (744)        1994
The Mark                     Mesa               AZ      1,360          5,275     6,635        (1,086)        1994
The Meadows                  Tempe              AZ      2,613          8,275    10,888        (1,911)        1994
Whispering Palms             Phoenix            AZ        670          2,201     2,871          (218)        1998
California Hawaiian          San Jose           CA      5,825         18,531    24,356        (2,254)        1997
Colony Park                  Ceres              CA        890          2,879     3,769          (277)        1998
Concord Cascade              Pacheco            CA        985          3,556     4,541        (1,878)        1983
Contempo Marin               San Rafael         CA      4,788         17,732    22,520        (3,668)        1994
Coralwood                    Modesto            CA          0          5,157     5,157          (577)        1997
Date Palm Country Club       Cathedral City     CA      4,115         15,380    19,495        (3,191)        1994
Four Seasons                 Fresno             CA        756          2,438     3,194          (278)        1997
Laguna Lake                  San Luis Obispo    CA      2,845          6,569     9,414          (762)        1998
Lamplighter                  Spring Valley      CA        633          2,637     3,270        (1,403)        1983
Meadowbrook                  Santee             CA      4,345         13,371    17,716        (1,217)        1998
Monte del Lago               Castroville        CA      3,150          9,953    13,103        (1,113)        1997
Quail Meadows                Riverbank          CA      1,155          3,606     4,761          (329)        1998
Nicholson Plaza              San Jose           CA          0          4,509     4,509          (504)        1997
Rancho Mesa                  El Cajon           CA      2,130          6,428     8,558          (600)        1998
Rancho Valley                El Cajon           CA        685          2,269     2,954        (1,231)        1983
Royal Holiday                Hemet              CA        778          2,783     3,561             58        1998
Royal Oaks                   Visalia            CA        602          2,009     2,611          (223)        1997
DeAnza Santa Cruz            Santa Cruz         CA      2,103          6,783     8,886        (1,402)        1994
Santiago Estates             Sylmar             CA      3,562         10,913    14,475          (867)        1998
Sea Oaks                     Los Osos           CA        871          2,808     3,679          (310)        1997

                                  SCHEDULE III
                      MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                                                                        Costs
                                                                                                     Capitalized
                                                                                                    Subsequent to
                                                                            Initial Cost to          Acquisition
                                                                                Company             (Improvements)
                                                                                -------             --------------
                                                                                    Depreciable             Depreciable
        Real Estate          Location                 Encumbrances        Land       Property      Land      Property
        -----------          --------                 ------------        ----       --------      ----      --------
Sunshadow                    San Jose           CA               0           0           5,707        0             73
Westwinds (4 properties)     San Jose           CA               0           0          17,616        0          3,946
Bear Creek                   Sheridan           CO               0       1,100           3,359        0             69
Cimarron                     Broomfield         CO           8,083         863           2,790        0            410
Golden Terrace               Golden             CO           8,038         826           2,415        0            306
Golden Terrace South         Golden             CO           2,400         750           2,265        0            341
Golden Terrace West          Golden             CO           9,733       1,694           5,065        0            723
Hillcrest Village            Aurora             CO          15,470       1,912           5,202      289          1,744
Holiday Hills                Denver             CO          19,429       2,159           7,780        0          2,695
Holiday Village CO           Co. Springs        CO           6,261         567           1,759        0            425
Pueblo Grande                Pueblo             CO           3,475         241           1,069        0            287
Woodland Hills               Denver             CO               0       1,928           4,408        0          2,060
Aspen                        Rehoboth           DE               0       1,148           3,460        0            114
Camelot Acres                Rehoboth           DE           7,000       1,778           5,423        0            218
Mariners Cove                Millsboro          DE               0         990           2,971        0          2,738
McNicol                      Rehoboth           DE               0         563           1,710        0             37
Sweetbriar                   Rehoboth           DE               0         498           1,527        0             95
Waterford                    Bear               DE               0       5,250          16,202        0            271
Whispering Pines             Lewes              DE               0       1,536           4,609        0            638
Arrowhead                    Lantana            FL               0       5,325          15,420        0            535
Bay Indies                   Venice             FL          23,000      10,483           3,390        0         29,290
Bay Lake Estates             Nokomis            FL           4,691         990           3,304        0           (24)
Buccaneer                    N. Ft. Myers       FL          19,702       4,207          14,410        0            668
Bulow Village                Flagler Beach      FL           1,220       3,637             949        0          3,266
Carriage Cove                Daytona Beach      FL           8,281       2,914           8,682        0            218
Colonies of Margate          Margate            FL          16,887       5,890          20,211        0            781
Coquina                      St Augustine       FL               0       5,286           5,545        0          1,611
Country Meadows              Plant City         FL               0       4,514          13,542        0            575
Country Place                New Port Richey    FL           4,006         663               0       18          5,992
Country Side North           Vero Beach         FL               0       3,711          11,133        0            608
East Bay Oaks                Largo              FL           6,671       1,240           3,322        0            314
Eldorado Village             Largo              FL           4,574         778               0        0          2,607
Heritage Village             Vero Beach         FL               0       2,403           7,259        0            248
Hillcrest                    Clearwater         FL               0       1,278           3,928        0            148
Holiday Ranch                Largo              FL               0         925           2,866        0             90
Holiday Village FL           Vero Beach         FL               0         350           1,374        0             88




                                                        Gross Amount Carried
                                                            at Close of
                                                          Period 12/31/00
                                                          ---------------
                                                                  Depreciable             Accumulated      Date of
        Real Estate          Location                   Land        Property    Total     Depreciation   Acquisition
        -----------          --------                   ----        --------    -----     ------------   -----------
Sunshadow                    San Jose           CA         0          5,780     5,780          (646)        1997
Westwinds (4 properties)     San Jose           CA         0         21,562    21,562        (2,142)        1997
Bear Creek                   Sheridan           CO     1,100          3,428     4,528          (338)        1998
Cimarron                     Broomfield         CO       863          3,200     4,063        (1,739)        1983
Golden Terrace               Golden             CO       826          2,721     3,547        (1,406)        1983
Golden Terrace South         Golden             CO       750          2,606     3,356          (301)        1997
Golden Terrace West          Golden             CO     1,694          5,788     7,482        (2,565)        1986
Hillcrest Village            Aurora             CO     2,201          6,946     9,147        (3,593)        1983
Holiday Hills                Denver             CO     2,159         10,475    12,634        (5,240)        1983
Holiday Village CO           Co. Springs        CO       567          2,184     2,751        (1,170)        1983
Pueblo Grande                Pueblo             CO       241          1,356     1,597          (724)        1983
Woodland Hills               Denver             CO     1,928          6,468     8,396        (1,517)        1994
Aspen                        Rehoboth           DE     1,148          3,574     4,722          (366)        1998
Camelot Acres                Rehoboth           DE       527          2,569     3,096        (1,346)        1983
Mariners Cove                Millsboro          DE       990          5,709     6,699        (1,821)        1987
McNicol                      Rehoboth           DE       563          1,747     2,310          (173)        1998
Sweetbriar                   Rehoboth           DE       498          1,622     2,120          (154)        1998
Waterford                    Bear               DE     5,250         16,473    21,723        (1,617)        1996
Whispering Pines             Lewes              DE     1,536          5,247     6,783        (2,034)        1998
Arrowhead                    Lantana            FL     5,325         15,955    21,280        (1,724)        1997
Bay Indies                   Venice             FL    10,483         32,680    43,163        (7,502)        1994
Bay Lake Estates             Nokomis            FL       990          3,280     4,270          (819)        1994
Buccaneer                    N. Ft. Myers       FL     4,207         15,078    19,285        (3,181)        1994
Bulow Village                Flagler Beach      FL     3,637          4,215     7,852          (606)        1994
Carriage Cove                Daytona Beach      FL     2,914          8,900    11,814          (889)        1998
Colonies of Margate          Margate            FL     5,890         20,992    26,882        (4,450)        1994
Coquina                      St Augustine       FL     5,286          7,156    12,442          (181)        1999
Country Meadows              Plant City         FL     4,514         14,117    18,631        (1,434)        1998
Country Place                New Port Richey    FL       681          5,992     6,673        (1,737)        1986
Country Side North           Vero Beach         FL     3,711         11,741    15,452        (1,180)        1998
East Bay Oaks                Largo              FL     1,240          3,636     4,876        (2,018)        1983
Eldorado Village             Largo              FL       778          2,607     3,385        (1,443)        1983
Heritage Village             Vero Beach         FL     2,403          7,507     9,910        (1,677)        1994
Hillcrest                    Clearwater         FL     1,278          4,076     5,354          (395)        1998
Holiday Ranch                Largo              FL       925          2,956     3,881          (291)        1998
Holiday Village FL           Vero Beach         FL       350          1,462     1,812           (99)        1998

                                  SCHEDULE III
                      MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                                                                         Costs
                                                                                                      Capitalized
                                                                                                     Subsequent to
                                                                            Initial Cost to           Acquisition
                                                                                Company              (Improvements)
                                                                                -------              --------------
                                                                                   Depreciable             Depreciable
        Real Estate          Location                 Encumbrances        Land       Property     Land      Property
        -----------          --------                 ------------        ----       --------     ----      --------
Indian Oaks                  Rockledge          FL           1,658       1,089          3,376        0           536
Lake Fairways                N. Ft. Myers       FL               0       6,075         18,134        0           480
Lake Haven                   Dunedin            FL           8,068       1,135          4,047        0           482
Lakewood Village             Melbourne          FL               0       1,863          5,627        0           263
Landings                     Port Orange        FL               0       2,446          7,483        0           294
Mid-Florida Lakes            Leesburg           FL          25,330       5,997         20,635        0         2,184
Oak Bend                     Ocala              FL               0         850          2,572        0           466
Pickwick                     Port Orange        FL           6,374       2,803          8,497        0           173
Pine Lakes                   N. Ft. Myers       FL               0       6,306         14,579        0         4,636
Sherwood Forest              Kissimmee          FL          10,012       4,852         14,596        0         1,852
Sherwood Forest RV Park      Kissimmee          FL               0       2,870          3,621      568           347
Southern Palms               Eustis             FL               0       2,169          6,492        0           325
Spanish Oaks                 Ocala              FL           7,570       2,250          6,922        0           394
Sunset Oaks                  Plant City         FL               0       1,111          2,513    (340)           120
The Heritage                 N. Ft. Myers       FL               0       1,438          4,371      249         1,838
The Meadows, FL              Palm Beach         FL           6,246       3,229          9,870        0          (69)
                             Gardens
Windmill Manor               Bradenton          FL           4,285       2,153          6,842        0           126
Windmill Village - Ft. Myers N. Ft. Myers       FL           9,402       1,417          5,440        0           827
Windmill Village North       Sarasota           FL           9,065       1,523          5,063        0           462
Windmill Village South       Sarasota           FL           5,561       1,106          3,162        0           223
Five Seasons                 Cedar Rapids       IA               0       1,053          3,436        0           421
Holiday Village, IA          Sioux City         IA               0         313          3,744        0           319
Golf Vistas                  Monee              IL               0       2,843          4,719        0         2,476
Willow Lake Estates          Elgin              IL          21,578       6,138         21,033        0         1,405
Burns Harbor Estates         Chesterton         IN               0         916          2,909        0         1,363
Candlelight Village          Columbus           IN               0       1,513          4,538      250         1,949
Oak Tree Village             Portage            IN           6,089           0              0      569         3,400
Windsong                     Indianapolis       IN               0       1,482          4,480        0           104
Bonner Springs               Bonner Springs     KS               0         343          1,041        0           200
Carriage Park                Kansas City        KS               0         309            938        0           418
Quivira Hills                Kansas City        KS               0         376          1,139        0           184
Pheasant Ridge               Mt. Airy           MD               0         376          1,779        0           181
Creekside                    Wyoming            MI               0       1,109          3,416        0           163
Camelot                      Burnsville         MN               0         527          2,058        0           511
Briarwood                    Brookline          MO               0         423          1,282        0           189
Dellwood Estates             Warrensburg        MO               0         300            912        0           110




                                                        Gross Amount Carried
                                                            at Close of
                                                          Period 12/31/00
                                                          ---------------
                                                                Depreciable             Accumulated      Date of
        Real Estate          Location                   Land      Property     Total    Depreciation   Acquisition
        -----------          --------                   ----      --------     -----    ------------   -----------
Indian Oaks                  Rockledge          FL     1,089         3,912     5,001          (375)       1998
Lake Fairways                N. Ft. Myers       FL     6,075        18,614    24,689        (3,852)       1994
Lake Haven                   Dunedin            FL     1,135         4,529     5,664        (2,470)       1983
Lakewood Village             Melbourne          FL     1,863         5,890     7,753        (1,320)       1994
Landings                     Port Orange        FL     2,446         7,777    10,223          (788)       1998
Mid-Florida Lakes            Leesburg           FL     5,997        22,819    28,816        (4,677)       1994
Oak Bend                     Ocala              FL       850         3,038     3,888          (731)       1993
Pickwick                     Port Orange        FL     2,803         8,670    11,473          (860)       1998
Pine Lakes                   N. Ft. Myers       FL     6,306        19,215    25,521        (3,839)       1994
Sherwood Forest              Kissimmee          FL     4,852        16,448    21,300        (1,462)       1998
Sherwood Forest RV Park      Kissimmee          FL     3,438         3,968     7,406          (342)       1998
Southern Palms               Eustis             FL     2,169         6,817     8,986          (406)       1998
Spanish Oaks                 Ocala              FL     2,250         7,316     9,566        (1,734)       1993
Sunset Oaks                  Plant City         FL       771         2,633     3,404          (194)       1998
The Heritage                 N. Ft. Myers       FL     1,687         6,209     7,896        (1,415)       1993
The Meadows, FL              Palm Beach         FL     3,229         9,801    13,030          (477)       1999
                             Gardens
Windmill Manor               Bradenton          FL     2,153         6,968     9,121          (694)       1998
Windmill Village - Ft. Myers N. Ft. Myers       FL     1,417         6,267     7,684        (3,319)       1983
Windmill Village North       Sarasota           FL     1,523         5,525     7,048        (3,025)       1983
Windmill Village South       Sarasota           FL     1,106         3,385     4,491        (1,900)       1983
Five Seasons                 Cedar Rapids       IA     1,053         3,857     4,910          (412)       1998
Holiday Village, IA          Sioux City         IA       313         4,063     4,376        (1,914)       1986
Golf Vistas                  Monee              IL     2,843         7,195    10,038          (642)       1997
Willow Lake Estates          Elgin              IL     6,138        22,438    28,576        (4,621)       1994
Burns Harbor Estates         Chesterton         IN       916         4,272     5,188        (1,015)       1993
Candlelight Village          Columbus           IN     1,763         6,487     8,250          (661)       1996
Oak Tree Village             Portage            IN       569         3,400     3,969        (1,092)       1987
Windsong                     Indianapolis       IN     1,482         4,584     6,066          (401)       1998
Bonner Springs               Bonner Springs     KS       343         1,241     1,584          (448)       1989
Carriage Park                Kansas City        KS       309         1,356     1,665          (507)       1989
Quivira Hills                Kansas City        KS       376         1,323     1,699          (480)       1989
Pheasant Ridge               Mt. Airy           MD       376         1,960     2,336        (1,150)       1988
Creekside                    Wyoming            MI     1,109         3,579     4,688          (351)       1998
Camelot                      Burnsville         MN     1,778         5,641     7,419          (564)       1998
Briarwood                    Brookline          MO       423         1,471     1,894          (545)       1989
Dellwood Estates             Warrensburg        MO       300         1,022     1,322          (378)       1989

                                  SCHEDULE III
                      MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                                                                        Costs
                                                                                                     Capitalized
                                                                                                     Subsequent to
                                                                            Initial Cost to          Acquisition
                                                                                Company             (Improvements)
                                                                                -------             --------------
                                                                                   Depreciable            Depreciable
        Real Estate          Location                 Encumbrances        Land       Property     Land     Property
        -----------          --------                 ------------        ----       --------     ----     --------
North Star                   Kansas City        MO               0         451          1,365        0           263
Casa Village                 Billings           MT           8,037       1,011          3,109      181         1,654
Del Rey                      Albuquerque        NM               0       1,926          5,800        0           534
Bonanza                      Las Vegas          NV           9,984         908          2,643        0           542
Boulder Cascade              Las Vegas          NV           8,027       2,995          9,020        0           399
Cabana                       Las Vegas          NV               0       2,648          7,989        0           136
Flamingo West                Las Vegas          NV               0       1,730          5,266        0           585
Villa Borega                 Las Vegas          NV           7,598       2,896          8,774        0           124
Brook Gardens                Lackawanna         NY               0       3,828         11,045        0           311
Greenwood                    Manorville         NY               0       3,667         11,361        0           539
Rockwood                     Tulsa              OK               0         645          1,622        0           290
Falcon Wood Village          Eugene             OR               7       1,112          3,426        0            63
Quail Hollow                 Fairview           OR               0           0          3,249        0            69
Shadowbrook                  Clackamas          OR               0       1,197          3,693        0            68
Green Acres                  Breinigsville      PA          16,007       2,680          7,479        0         1,992
Fun n Sun RV Park            San Benito         TX               0       2,533          7,572        0           567
All Seasons                  Salt Lake City     UT               0         510          1,623        0           112
Westwood Village             Farr West          UT               0       1,346          4,179        0           845
Meadows of Chantilly         Chantilly          VA               0       5,430         16,440        0         1,321
Kloshe Illahee               Federal Way        WA           6,580       2,408          7,286        0            49
Independence Hill            Morgantown         WV               0         299            898        0           198
College Heights Consolidated (18 properties)   Various      66,484      17,045         71,382        0           523
Management Business          Chicago            IL               0           0            436        0         6,703
                                                          --------    --------       --------   ------      --------
                                                          $555,847    $270,055       $824,426   $1,767      $121,928
                                                          ========    ========       ========   ======      ========




                                                         Gross Amount Carried
                                                              at Close of
                                                            Period 12/31/00
                                                            ---------------
                                                                   Depreciable              Accumulated     Date of
        Real Estate          Location                     Land      Property     Total     Depreciation   Acquisition
        -----------          --------                     ----      --------     -----     ------------   -----------
North Star                   Kansas City        MO         451         1,628     2,079          (601)           1989
Casa Village                 Billings           MT       1,192         4,763     5,955        (2,173)           1983
Del Rey                      Albuquerque        NM       1,926         6,334     8,260        (1,646)           1993
Bonanza                      Las Vegas          NV         908         3,185     4,093        (1,668)           1983
Boulder Cascade              Las Vegas          NV       2,995         9,419    12,414          (846)           1998
Cabana                       Las Vegas          NV       2,648         8,125    10,773        (1,791)           1994
Flamingo West                Las Vegas          NV       1,730         5,851     7,581        (1,207)           1994
Villa Borega                 Las Vegas          NV       2,896         8,898    11,794        (1,006)           1997
Brook Gardens                Lackawanna         NY       3,828        11,356    15,184        (1,169)           1998
Greenwood                    Manorville         NY       3,667        11,900    15,567        (1,130)           1998
Rockwood                     Tulsa              OK         645         1,912     2,557        (1,022)           1983
Falcon Wood Village          Eugene             OR       1,112         3,489     4,601          (389)           1997
Quail Hollow                 Fairview           OR           0         3,318     3,318          (372)           1997
Shadowbrook                  Clackamas          OR       1,197         3,761     4,958          (438)           1997
Green Acres                  Breinigsville      PA       2,680         9,471    12,151        (3,673)           1988
Fun n Sun RV Park            San Benito         TX       2,533         8,139    10,672          (841)           1998
All Seasons                  Salt Lake City     UT         510         1,735     2,245          (204)           1997
Westwood Village             Farr West          UT       1,346         5,024     6,370          (547)           1997
Meadows of Chantilly         Chantilly          VA       5,430        17,761    23,191        (4,045)           1994
Kloshe Illahee               Federal Way        WA       2,408         7,335     9,743          (821)           1997
Independence Hill            Morgantown         WV         299         1,096     1,395          (403)           1990
College Heights Consolidated (18 properties)   Various  17,045        71,905    88,950        (5,904)           1998
Management Business          Chicago           IL           0         7,139     7,139        (4,880)
                                                      --------      -------- ----------    ---------
                                                      $271,822      $946,354 $1,218,176    ($181,580)
                                                      ========      ======== ==========    =========


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

(3) The balance of furniture and fixtures included in the total amounts was approximately $12.2 million as of December 31, 2000.

(4) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $1.1 billion, as of December 31, 2000.

(5) All Properties were acquired, except for Country Place Village, which was constructed.

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

          The changes in total real estate for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                        2000              1999              1998
                                        ----              ----              ----
Balance, beginning of year ......   $ 1,264,343       $ 1,237,431       $   936,318
    Acquisitions (1) ............        (4,581)           12,496           286,880
    Improvements ................        16,261            16,700            14,566
    Dispositions (2) and other ..       (57,847)           (2,284)             (333)
                                    -----------       -----------       -----------
Balance, end of year ............   $ 1,218,176       $ 1,264,343       $ 1,237,431
                                    ===========       ===========       ===========

(1) Acquisitions for the year ended December 31, 2000 include return of escrow proceeds.

(2) Dispositions includes the non-cash assumption of $19.0 million of debt by the purchaser of a Property.




          The changes in accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                   2000            1999            1998
                                   ----            ----            ----
Balance, beginning of year ..   $ 150,757       $ 118,021       $  89,208
    Depreciation expense ....      35,548          35,020          29,146
    Dispositions and other ..      (4,725)         (2,284)           (333)
                                ---------       ---------       ---------
Balance, end of year ........   $ 181,580       $ 150,757       $ 118,021
                                =========       =========       =========