Form 10-Q
period 2001-03-31
MANUFACTURED HOME COMMUNITIES INC
filed 2001-05-15
CIK 895417

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


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

            21,136,568 shares of Common Stock as of April 30, 2001.

                      MANUFACTURED HOME COMMUNITIES, INC.

                               TABLE OF CONTENTS



                         PART I - FINANCIAL STATEMENTS


ITEM 1.    FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS
                                                                                                             Page

    Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000.........................3

    Consolidated Statements of Operations for the quarters ended March 31, 2001 and 2000 (unaudited)...........4

    Consolidated Statements of Cash Flows for the quarters ended March 31, 2001 and 2000 (unaudited)...........5

    Notes to Consolidated Financial Statements.................................................................6


ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................................................15

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................20



                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................................................21

ITEM 6.    Exhibits and Reports on Form 8-K...................................................................21


                      MANUFACTURED HOME COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       MARCH 31,             DECEMBER 31,
                                                                                          2001                   2000
                                                                                      (UNAUDITED)
                                                                                   -----------------      ------------------
ASSETS
Investment in real estate:
   Land....................................................................        $       273,559        $     271,822
   Land improvements.......................................................                843,589              839,725
   Buildings and other depreciable property................................                107,606              106,629
                                                                                   -----------------      ------------------
                                                                                         1,224,754            1,218,176
   Accumulated depreciation................................................               (186,223)            (181,580)
                                                                                   -----------------      ------------------
     Net investment in real estate.........................................              1,038,531            1,036,596
Cash and cash equivalents..................................................                  3,215                2,847
Notes receivable...........................................................                  4,966                4,984
Investment in and advances to affiliates...................................                 22,250               21,215
Investment in joint ventures...............................................                 13,597               13,267
Rents receivable  .........................................................                  1,542                1,440
Deferred financing costs, net..............................................                  6,073                6,344
Prepaid expenses and other assets..........................................                 20,451               17,611
                                                                                   -----------------      ------------------
   Total assets............................................................        $     1,110,625        $   1,104,304
                                                                                   ==================     ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable..................................................        $       555,532        $     556,578
   Unsecured term loan.....................................................                100,000              100,000
   Unsecured line of credit................................................                 54,900               59,900
   Other notes payable.....................................................                  3,206                3,206
   Accounts payable and accrued expenses...................................                 25,164               23,822
   Accrued interest payable................................................                  4,967                5,116
   Rents received in advance and security deposits.........................                  8,442                5,184
   Distributions payable...................................................                 11,978               11,100
   Due to affiliates.......................................................                     32                   32
                                                                                   -----------------      ------------------
     Total liabilities.....................................................                764,221              764,938
                                                                                   -----------------      ------------------

Commitments and contingencies

Minority interest - Common OP Units and other..............................                 47,559               46,271
Minority interest - Perpetual Preferred OP Units...........................                125,000              125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued.............................                    ---                  ---
   Common stock, $.01 par value
     50,000,000 shares authorized; 21,126,329 and 21,064,785
     shares issued and outstanding for 2001 and 2000, respectively.........                    211                  210
   Paid-in capital.........................................................                237,592              235,681
   Deferred compensation...................................................                 (5,444)              (5,969)
   Employee notes..........................................................                 (4,132)              (4,205)
   Distributions in excess of accumulated earnings.........................                (54,382)             (57,622)
                                                                                   -----------------      -------------
     Total stockholders' equity............................................                173,845              168,095
                                                                                   -----------------      -------------

   Total liabilities and stockholders' equity..............................        $     1,110,625        $   1,104,304
                                                                                   =================      =============

    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                        MARCH 31,              MARCH 31,
                                                                                          2001                   2000
                                                                                   -----------------      ------------------
REVENUES
     Base rental income....................................................        $      49,013          $      47,309
     RV base rental income.................................................                1,850                  3,699
     Utility and other income..............................................                6,432                  5,698
     Equity in income of affiliates........................................                   23                    150
     Interest income.......................................................                  214                    292
                                                                                   -----------------      ------------------
         Total revenues....................................................               57,532                 57,148
                                                                                   -----------------      ------------------

EXPENSES
     Property operating and maintenance....................................               15,993                 15,407
     Real estate taxes.....................................................                4,601                  4,325
     Property management...................................................                2,248                  2,388
     General and administrative............................................                1,655                  1,826
     Interest and related amortization.....................................               13,406                 13,332
     Depreciation on corporate assets......................................                  304                    271
     Depreciation on real estate assets and other costs....................                8,679                  8,856
                                                                                   -----------------      ------------------
         Total expenses....................................................               46,886                 46,405
                                                                                   -----------------      ------------------

     Income from operations................................................               10,646                 10,743
     Gain on sale of Properties and other..................................                8,093                   ---
                                                                                   -----------------      ------------------
     Income before allocation to Minority Interests........................               18,739                 10,743

     (Income) allocated to Common OP Units.................................               (3,282)                (1,599)
     (Income) allocated to Perpetual Preferred OP Units....................               (2,813)                (2,813)
                                                                                   -----------------      ------------------

           NET INCOME......................................................        $      12,644          $       6,331
                                                                                   =================      ==================

     Net income per Common Share - basic...................................        $         .61           $        .28
                                                                                   =================      ==================
     Net income per Common Share - diluted.................................        $         .59           $        .28
                                                                                   =================      ==================

     Distributions declared per Common Share outstanding...................        $        .445          $        .415
                                                                                   =================      ==================

     Weighted average Common Shares outstanding - basic....................               20,793                 22,297
                                                                                   =================      ==================
     Weighted average Common Shares outstanding - diluted (see Note 2).....               26,771                 28,242
                                                                                   =================      ==================

    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       MARCH 31,             MARCH 31,
                                                                                          2001                  2000
                                                                                   -----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income............................................................        $      12,644          $      6,331
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to Minority Interests............................                6,095                 4,412
         Gain on sale of Properties and other..............................               (8,093)                  ---
         Depreciation and amortization expense.............................                9,254                 8,500
         Equity in income of affiliates and joint ventures.................                 (613)                 (150)
         Amortization of deferred compensation and other...................                  525                   500
         Decrease in rents receivable......................................                 (102)                 (133)
         Increase in prepaid expenses and other assets.....................               (2,840)               (1,217)
         Increase in accounts payable and accrued expenses.................                1,193                 2,649
         Increase in rents received in advance and security deposits.......                3,258                 3,590
                                                                                   -----------------      ----------------
     Net cash provided by operating activities.............................               21,321                24,482
                                                                                   -----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Contributions to affiliates...........................................               (1,045)               (2,672)
     Collection of notes receivable........................................                   18                 1,060
     Investment in joint ventures net of distributions received............                   85                   (72)
     Proceeds from disposition of rental Properties and other assets.......               16,864                 4,133
     Acquisition of rental Properties......................................              (16,825)               (2,524)
     Improvements:
         Improvements - corporate..........................................                 (146)                  (16)
         Improvements - rental properties..................................                 (996)                 (864)
         Site development costs............................................               (1,514)                  (70)
                                                                                   -----------------      ----------------
     Net cash used in investing activities.................................               (3,559)               (1,025)
                                                                                   -----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from stock options and employee stock purchase plan......                2,403                   769
     Distributions to Common Stockholders, Common OP Unitholders and
         Perpetual Preferred OP Unitholders................................              (13,824)              (13,792)
     Repurchase of Common Stock and OP Units...............................                  ---               (11,296)
     Collection of principal payments on employee notes....................                   73                    38
     Line of credit:
         Proceeds..........................................................               18,000                12,500
         Repayments........................................................              (23,000)              (22,000)
     Refinancing - net proceeds............................................                  ---                15,750
     Principal payments....................................................               (1,046)               (1,092)
     Debt issuance costs...................................................                  ---                  (384)
                                                                                   -----------------      ----------------
     Net cash used in financing activities.................................              (17,394)              (19,507)
                                                                                   -----------------      ----------------

Net increase in cash and cash equivalents..................................                  368                 3,950
Cash and cash equivalents, beginning of period.............................                2,847                 6,676
                                                                                   -----------------      ----------------
Cash and cash equivalents, end of period...................................        $       3,215          $     10,626
                                                                                   =================      ================

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest...................................        $      13,339          $     13,245
                                                                                   =================      ================

    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DEFINITION OF TERMS:

     Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PRESENTATION:

     These unaudited Consolidated Financial Statements of Manufactured Home Communities, Inc., a Maryland corporation, and its subsidiaries (collectively, the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K (the "2000 Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2000 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

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

NOTE 2 - EARNINGS PER COMMON SHARE

   Earnings per common share are based on the weighted average number of common shares outstanding during each period. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") defines the calculation of basic and fully diluted earnings per share. Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each period and basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The conversion of OP Units has been excluded from the basic earnings per share calculation. The conversion of an OP Unit to a share of common stock has no material effect on earnings per common share.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - EARNINGS PER COMMON SHARE  (CONTINUED)

     The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2001 and 2000 (amounts in thousands):

                                                                           MARCH 31,              MARCH 31,
                                                                              2001                  2000
                                                                       -----------------      -----------------
          NUMERATOR:
             Numerator for basic earnings per share -
               Net income..........................................    $      12,644          $       6,331
             Effect of dilutive securities:
               Income allocated to Common OP Units.................            3,282                  1,599
                                                                       -----------------      -----------------
            Numerator for diluted earnings per share-
                income available to common shareholders
                after assumed conversions..........................    $      15,926          $       7,930
                                                                       =================      =================

          DENOMINATOR:
             Denominator for basic earnings per share -
               Weighted average Common Stock outstanding...........           20,793                 22,297
             Effect of dilutive securities:
               Weighted average Common OP Units....................            5,506                  5,637
             Employee stock options................................              472                    308
                                                                       -----------------      -----------------
             Denominator for diluted earnings per share-
                adjusted weighted average shares and
                assumed conversions................................           26,771                 28,242
                                                                       =================      =================

NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 16, 2001, the Company paid a $.445 per share distribution for the quarter ended March 31, 2001 to stockholders of record on March 30, 2001.

NOTE 4 - REAL ESTATE

     On January 3, 2001, the Company acquired two Florida communities, totaling 730 sites, for an aggregate purchase price of approximately $16.3 million. Golden Lakes is a 422-site community in Plant City, near Tampa, Florida and includes approximately 23 acres for expansion. Chain O' Lakes is a 308-site community in Grand Island, near Orlando, Florida, and includes a marina with 50 boat docks. The acquisition was funded with a borrowing under the Company's line of credit.

     On February 13, 2001, the Company completed the disposition of the following seven communities, totaling 1,281 sites, in Kansas, Missouri and Oklahoma for a total sale price of approximately $19.1 million.

                    Dellwood Estates.........136 sites
                    Briarwood................166 sites
                    Bonner Springs...........211 sites
                    Carriage Park............143 sites
                    North Star...............219 sites
                    Quivira Hills............142 sites
                    Rockwood.................264 sites

Included in the sales price are proceeds from the sale by Realty Systems, Inc., an affiliate of the Company, of inventory and notes receivable totaling $1.7 million. The Company recorded a gain of $8.1 million on the sale of these Properties. Proceeds from the sale were used to reduce the amounts outstanding on the line of credit.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - REAL ESTATE  (CONTINUED)

     Certain costs, including legal costs, relative to efforts by the Company to effectively change the use and operations of several properties are currently recorded in other assets. These costs, to the extent these efforts are successful, will be capitalized and included in the net investment in real estate for the appropriate properties. To the extent these efforts are not successful, these costs will be expensed.

     The Company is actively seeking to acquire additional manufactured home communities and currently is engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages which may include contracts outstanding to acquire certain manufactured home communities which are subject to satisfactory completion of the Company's due diligence review.

NOTE 5 - NOTES RECEIVABLE

     As of both March 31, 2001 and December 31, 2000, the Company had approximately $5.0 million in notes receivable. The Company has approximately $2.1 million in loans maturing on June 1, 2003, which bear interest at the rate of approximately 8.4%, and are collateralized by the property known as Trails West. The Company has approximately $2.9 million in notes which bear interest at a rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of Common OP Units and partnership interest in Voyager and other joint ventures.

NOTE 6 - LONG-TERM BORROWINGS

     As of March 31, 2001 and December 31, 2000, the Company had outstanding mortgage indebtedness of approximately $555.5 million and $556.6 million, respectively, encumbering 73 of the Company's Properties. As of March 31, 2001 and December 31, 2000, the carrying value of such Properties was approximately $632 million and $631 million, respectively.

     The outstanding mortgage indebtedness consists of:

- A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 29 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and pays interest at a rate of 7.015% per annum. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is recorded net of a hedge of $3.0 million which is being amortized into interest expense over the life of the loan.

- A $66.3 million mortgage note (the "College Heights Mortgage") collateralized by 18 Properties owned in a joint venture formed by the Company and Wolverine Investors, LLC. The College Heights Mortgage bears interest at a rate of 7.19% per annum, amortizes beginning July 1, 1999 over 30 years and matures July 1, 2008.

- A $93.6 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $22.8 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC-Bay Indies Financing Limited Partnership. The Bay Indies Mortgage bears interest at a rate of 7.48% per annum, amortizes beginning August 1, 1994 over 27.5 years and matures July 1, 2004.

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

- Approximately $92.1 million of mortgage debt on 18 other various Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. Scheduled maturities for the outstanding indebtedness are at various dates through November 30, 2020, and fixed interest rates range from 7.21% to 8.87%. In addition, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997.

     The Company has a $150 million unsecured line of credit with a group of banks (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%, maturing on August 9, 2003. The Company pays a quarterly fee on the average unused amount of such credit equal to0.15% of such amount. As of March 31, 2001 and December 31, 2000, the Company had $54.9 million and $59.9 million, respectively, outstanding under the Credit Agreement.

     The Company has a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. The Term Loan matures on April 3, 2002.

     The Company has approximately $3.2 million of installment notes payable, secured by a letter of credit, each with an interest rate of 6.5%, maturing September 1, 2002. Approximately $1.9 million of the notes pay principal annually and interest quarterly and the remaining $1.3 million of the notes pay interest only quarterly.

NOTE 7 - STOCK OPTIONS

     Pursuant to the Stock Option Plan as discussed in Note 14 to the 2000 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the quarter ended March 31, 2001, Options for 94,154 shares of common stock were exercised.

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

     On April 19, 1999, the trial court denied all of the Company's and DeAnza's post-trial motions for judgement notwithstanding the verdict, new trial and remittitur. The trial court also awarded $700,000 of attorneys' fees to plaintiffs. The Company has appealed the jury verdict and attorneys' fees award (which also accrues interest at the statutory rate of 10.0% per annum) and the appeal has been fully briefed by both parties. The Company is awaiting scheduling of oral argument on the appeal.

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

     Subsequently, in December 2000 the HOA and certain individual residents of the Property filed a complaint in the Superior Court of California, County of Santa Cruz (No. CV 139825) against the Company, certain affiliates of the Company and certain employees of the Company. The new lawsuit seeks damages, including punitive damages, for intentional infliction of emotional distress, unfair business practices, and unlawful retaliation purportedly arising from allegedly retaliatory rent increases which were noticed by the Company to certain residents in September 2000. The Company believes that the residents who received rent increase notices with respect to rent increases above those permitted by the local rent control ordinance were not covered by the ordinance either because they did not comply with the provisions of the ordinance or because they are exempted by state law. On December 29, 2000, the Superior Court of California, County of Santa Cruz enjoined such rent increases. The Company intends to vigorously defend the matter, which is scheduled to trial in the fall of 2001.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

ELLENBURG COMMUNITIES

     The Company and certain other parties entered into a settlement agreement, which was approved by the court in April 2000. The settlement resolved substantially all of the litigation and appeals involving the Ellenburg Properties, and transactions arising out of the settlement closed on May 22, 2000.

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

                      MANUFACTURED HOME COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the three months ended March 31, 2001 compared to the corresponding period in 2000. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2000 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

RESULTS OF OPERATIONS

PROPERTY ACQUISITIONS, JOINT VENTURES AND DISPOSITIONS

     The following chart lists the Properties acquired or sold since January 1, 2000. The Company defines its core manufactured home community portfolio ("Core Portfolio") as manufactured home Properties owned throughout both periods of comparison. Excluded from the Core Portfolio are any Properties acquired or sold during the period and also any recreational vehicle ("RV") Properties which, together, are referred to as the "Non-Core" Properties.


                            PROPERTY                           TRANSACTION DATE         SITES
                            --------                           ----------------         -----
     TOTAL SITES AS OF JANUARY 1, 2000............................................      54,002

ACQUISITIONS:
     Golden Lakes.......................................... January 3, 2001                422
     Chain O'Lakes......................................... January 3, 2001                308

EXPANSION SITE DEVELOPMENT:
     Sites added in 2000...................................                                108
     Sites added in 2001...................................                                 71

DISPOSITIONS:
     FFEC-Six (water and wastewater service company)....... February 29, 2000              ---
     Mesa Regal RV Resort.................................. May 22, 2000                (2,005)
     Naples Estates........................................ May 22, 2000                  (484)
     Mon Dak............................................... May 22, 2000                  (219)
     Dellwood Estates...................................... February 13, 2001             (136)
     Briarwood............................................. February 13, 2001             (166)
     Bonner Springs........................................ February 13, 2001             (211)
     Carriage Park......................................... February 13, 2001             (143)
     North Star............................................ February 13, 2001             (219)
     Quivira Hills......................................... February 13, 2001             (142)
     Rockwood.............................................. February 13, 2001             (264)

                                                                                   -------------
TOTAL SITES AS OF MARCH 31, 2001.................................................       50,922
                                                                                   =============

                       MANUFACTURED HOME COMMUNITIES, INC.

COMPARISON OF THE QUARTER ENDED MARCH 31, 2001 TO THE QUARTER ENDED MARCH 31,
2000

     Since December 31, 1999, the gross investment in real estate has decreased from $1,264 million to $1,225 million. The total number of sites owned or controlled has decreased from 54,002 as of December 31, 1999 to 50,922 as of March 31, 2001.

     The following table summarizes certain financial and statistical data for the Core Portfolio and the Total Portfolio for the quarter ended March 31, 2001 and 2000.

                                                   CORE PORTFOLIO                                   TOTAL PORTFOLIO
                                   -----------------------------------------------   -----------------------------------------------
                                                            INCREASE/       %                                 INCREASE/        %
(dollars in thousands)                2001        2000     (DECREASE)    CHANGE         2001        2000     (DECREASE)     CHANGE
                                   ----------- ----------- ------------ ----------   ----------- ----------- ------------  ---------
Base rental income.............    $   48,128  $   45,957  $     2,171      4.7%     $   49,013  $   47,309  $     1,704       3.6%
Utility and other income.......         5,522       4,690          832     17.7%          8,282       9,397       (1,115)    (11.9%)
Equity in income of affiliates.           ---         ---          ---       ---             23         150         (127)    (84.7%)
Interest income................           ---         ---          ---       ---            214         292          (78)    (26.7%)
                                   ----------- ----------- ------------ ----------   ----------- ----------- ------------  ---------
     Total revenues..............      53,650      50,647        3,003      5.9%         57,532      57,148          384       0.7%

Property operating and
     Maintenance.................      14,894      13,567        1,327      9.8%         15,993      15,407          586       3.8%
Real estate taxes..............         4,427       4,141          286      6.9%          4,601       4,325          276       6.4%
Property management............         2,138       2,139           (1)     0.0%          2,248       2,388         (140)      5.9%
General and administrative.....           ---         ---          ---       ---          1,655       1,826         (171)     (9.4%)
                                   ----------- ----------- ------------ ----------   ----------- ----------- ------------  ---------
     Total operating expenses....      21,459      19,847        1,612      8.1%         24,497      23,946          551       2.3%
                                   ----------- ----------- ------------ ----------   ----------- ----------- ------------  ---------
Income from operations before
     interest, depreciation and
     amortization expenses.......      32,191      30,800        1,391      4.5%         33,035      33,202         (167)      0.5%

Interest and related
     amortization ...............         ---         ---          ---       ---         13,406      13,332           74      (0.6%)
Depreciation on corporate
     assets......................         ---         ---          ---       ---            304         271           33      12.2%
Property depreciation
     and other...................       8,019       7,977           42      0.5%          8,679       8,856         (177)     (2.0%)
                                   ----------- ----------- ------------ ----------   ----------- ----------- ------------  ---------
     Income from operations (1)..      24,172      22,823        1,349      5.9%         10,646      10,743          (97)      0.9%
                                   =========== =========== ============ ==========   =========== =========== ============  =========

Site and Occupancy Information (2):

Average total sites............        45,469      45,362          107      0.2%         46,626      47,289         (663)    (1.4%)
Average occupied sites.........        43,151      42,813          338      0.8%         44,216      44,595         (379)     0.8%
Occupancy %....................         94.9%       94.4%         0.5%      0.5%          94.8%       94.3%          0.5%     0.5%
Monthly base rent per site.....       $371.78     $357.81       $13.97      3.9%        $369.49     $353.62        $15.87     4.5%

Total sites
     as of March 31,.............      45,524      45,372          152      0.3%         46,254      47,299       (1,045)    (2.2%)
Total occupied sites
     as of March 31,.............      43,121      42,812          309      0.7%         43,795      44,587         (792)    (1.8%)


(1) Income from operations for the Core Portfolio does not include an allocation of income from affiliates, interest income, corporate general and administrative expense, interest expense and related amortization or depreciation on corporate assets.

(2) Site and occupancy information does not include the five Properties owned through joint ventures or the three RV properties.

                       MANUFACTURED HOME COMMUNITIES, INC.

Revenues

     The 4.7% increase in base rental income for the Core Portfolio reflects a 3.9% increase in monthly base rent per site coupled with a 0.8% increase in average occupied sites. The 3.6% increase in base rental income for the Total Portfolio reflects the increase for the Core Portfolio and the acquisition and disposition of Non-Core Properties. The increase in utility and other income for the Core Portfolio is due primarily to increases in pass through items such as utilities and real estate taxes - which resulted from higher expenses for these items. The decrease in Total Portfolio utility and other income is due primarily to the disposition of certain Properties in February 2001.

     The decrease in interest income is primarily due to the repayment of certain notes receivable and fewer short-term investments. Short-term investments had average balances for the quarters ended March 31, 2001 and 2000 of approximately $2.3 million and $2.5, respectively, which earned interest income at an effective rate of 5.3% and 5.6% per annum, respectively.

Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in utility expenses generally passed through and included in utility income. Expenses for the Core Portfolio also reflect increases in repairs and maintenance expense, payroll and insurance expenses and other expenses, partially offset by decreased payroll and property general and administrative. The increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. The increase in Total Portfolio property operating and maintenance expense and real estate taxes is also impacted by acquisition and disposition of Non-Core Properties. Property management expense for the Core Portfolio, which reflects costs of managing the properties and is estimated based on a percentage of Property revenues, remained stable.

     General and administrative expenses decreased primarily due to the timing of payments for certain public company costs and decreased professional fees and office expense.

     Interest and related amortization increased due to higher loan cost amortization, partially offset by lower weighted average outstanding debt balances during the period. The weighted average outstanding debt balances for the quarters ended March 31, 2001 and 2000 were $725.1 million and $727.0 million, respectively. The effective interest rate was 7.4% per annum for both quarters ended March 31, 2001 and 2000, respectively.

     Depreciation on corporate assets increased due to fixed asset additions related to information and communication systems. Depreciation on real estate assets and other costs decreased due primarily to the disposition of Non-Core Properties.

                       MANUFACTURED HOME COMMUNITIES, INC.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of March 31, 2001, the Company had $3.2 million in cash and cash equivalents and $95.1 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.

     On April 16, 2001, the Company paid a $.445 per share distribution for the quarter ended March 31, 2001, to stockholders of record on March 30, 2001. The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid on March 30, 2001.

MORTGAGES AND CREDIT FACILITIES

     Throughout the quarter the Company borrowed $18.0 million on its line of credit and paid down $23.0 million on the line of credit. The line of credit bears interest at a rate of LIBOR plus 1.125%.

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

ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

     On January 3, 2001, the Company acquired two Florida communities, totaling 730 sites, for an aggregate purchase price of approximately $16.3 million. Golden Lakes is a 422-site community in Plant City, near Tampa, Florida and includes approximately 23 acres for expansion. Chain O' Lakes is a 308-site community in Grand Island, near Orlando, Florida, and includes a marina with 50 boat docks. The acquisition was funded with a borrowing under the Company's line of credit.

     On February 13, 2001, the Company completed the disposition of seven communities totaling 1,281 sites, in Kansas, Missouri and Oklahoma for a total sale price of approximately $19.1 million and a gain of $8.1 million was recorded in other income on the accompanying statement of operations. Included in the sales price are proceeds from the sale by Realty Systems, Inc., an affiliate of the Company, of inventory and notes receivable totaling $1.7 million. Proceeds from the sale were used to fund the repayment on the line of credit.


CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate headquarters costs. Recurring CapEx was approximately $1.0 million for the quarter ended March 31, 2001. Site development costs were approximately $1.5 million for the quarter ended March 31, 2001, and represent costs to develop expansion sites at certain of the Company's Properties.

                       MANUFACTURED HOME COMMUNITIES, INC.

INFLATION

     Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide the Company with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

FUNDS FROM OPERATIONS

     Funds From Operations ("FFO") was redefined by the National Association of Real Estate Investment Trusts ("NAREIT") in October 1999, effective January 1, 2000, as net income (computed in accordance with GAAP), before allocation to minority interests, excluding gains (or losses) from sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with the NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REIT's computations. Funds available for distribution ("FAD") is defined as FFO less non-revenue producing capital expenditures and amortization payments on mortgage loan principal. The Company believes that FFO and FAD are useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, they provide investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO and FAD in and of themselves do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs.

     The following table presents a calculation of FFO and FAD for the quarters ended March 31, 2001 and 2000 (amounts in thousands):


                                                                           2001            2000
                                                                      --------------  --------------
      COMPUTATION OF FUNDS FROM OPERATIONS:
        Net Income..................................................  $     12,644    $      6,331
        Income allocated to Common OP Units.........................          3,282           1,599
        Depreciation on real estate assets and other costs..........          8,679           8,856
        Gain on sale of property and other........................           (8,093)            ---
                                                                      --------------  --------------
           Funds from operations.....................................  $     16,512    $     16,786
                                                                      ==============  ==============

        Weighted average Common Stock outstanding - diluted.........         26,771          28,242
                                                                      ==============  ==============


     COMPUTATION OF FUNDS AVAILABLE FOR DISTRIBUTION:

        Funds from operations.......................................  $      16,512   $      16,786
        Non-revenue producing improvements to real estate...........           (996)           (864)
                                                                      --------------  --------------
           Funds available for distribution.......................... $      15,516   $      15,922
                                                                      ==============  ==============

        Weighted average Common Stock outstanding - diluted.........         26,771          28,242
                                                                      ==============  ==============

                       MANUFACTURED HOME COMMUNITIES, INC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings are affected by changes in interest rates, as a portion of the Company's outstanding indebtedness is at variable rates based on LIBOR. The Company's $150 million line of credit ($54.9 million outstanding at March 31, 2001) bears interest at LIBOR plus 1.125% and the Company's $100 million Term Loan bears interest at LIBOR plus 1.0%. If LIBOR increased/decreased by 1.0% during for the quarter ended March 31, 2001, interest expense would have increased/decreased by approximately $409,000 based on the combined average balance outstanding under the Company's line of credit and Term Loan during the period.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. In June 1999, the FASB issued Statement No. 137 which deferred the effective date of SFAS No. 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has determined that SFAS No. 133 currently has no significant effect on the earnings and financial position of the Company.

                       MANUFACTURED HOME COMMUNITIES, INC.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

     (see Note 8 of the Consolidated Financial Statements contained herein)


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

                      None.

                  (b)      Reports on Form 8-K:

                      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






                            MANUFACTURED HOME COMMUNITIES, INC.




                             BY: /s/ John M. Zoeller
                                ------------------------------
                                 John M. Zoeller
                                 Vice President, Treasurer and
                                   Chief Financial Officer

                             BY: /s/ Mark Howell
                                ------------------------------
                                 Mark Howell
                                 Principal Accounting Officer and
                                  Assistant Treasurer




DATE:  May 11, 2001