Form 10-Q
period 2001-06-30
MANUFACTURED HOME COMMUNITIES INC
filed 2001-08-14
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 1-11718


                       MANUFACTURED HOME COMMUNITIES, INC.
             (Exact name of registrant as specified in its Charter)


             MARYLAND                                 36-3857664
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)


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

             21,309,001 shares of Common Stock as of July 31, 2001.

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS



                          PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS
                                                                            Page

    Consolidated Balance Sheets as of June 30, 2001 (unaudited)
    and December 31, 2000....................................................  3

    Consolidated Statements of Operations for the quarters and six months ended
    June 30, 2001 and 2000 (unaudited).......................................  4

    Consolidated Statements of Cash Flows for the six months ended June 30,
    2001 and 2000 (unaudited)................................................  5

    Notes to Consolidated Financial Statements...............................  6

ITEM 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk........... 22


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................... 23

ITEM 6. Exhibits and Reports on Form 8-K..................................... 23

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       JUNE 30,    DECEMBER 31,
                                                                                        2001          2000
                                                                                     (UNAUDITED)
                                                                                     -----------   ------------

ASSETS
Investment in real estate:
   Land ..........................................................................   $   273,559    $   271,822
   Land improvements .............................................................       848,770        839,725
   Buildings and other depreciable property ......................................       108,853        106,629
                                                                                     -----------    -----------
                                                                                       1,231,182      1,218,176
   Accumulated depreciation ......................................................      (194,915)      (181,580)
                                                                                     -----------    -----------
     Net investment in real estate ...............................................     1,036,267      1,036,596
Cash and cash equivalents ........................................................         3,417          2,847
Notes receivable .................................................................         3,834          4,984
Investment in and advances to affiliates .........................................        23,469         21,215
Investment in joint ventures .....................................................        13,506         13,267
Rents receivable .................................................................         1,479          1,440
Deferred financing costs, net ....................................................         5,802          6,344
Prepaid expenses and other assets ................................................        18,186         17,611
                                                                                     -----------    -----------
   Total assets ..................................................................   $ 1,105,960    $ 1,104,304
                                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ........................................................   $   554,548    $   556,578
   Unsecured term loan ...........................................................       100,000        100,000
   Unsecured line of credit ......................................................        55,100         59,900
   Other notes payable ...........................................................         3,206          3,206
   Accounts payable and accrued expenses .........................................        25,134         23,822
   Accrued interest payable ......................................................         4,896          5,116
   Rents received in advance and security deposits ...............................         6,194          5,184
   Distributions payable .........................................................        11,992         11,100
   Due to affiliates .............................................................            32             32
                                                                                     -----------    -----------
     Total liabilities ...........................................................       761,102        764,938
                                                                                     -----------    -----------

Commitments and contingencies

Minority interest - Common OP Units and other ....................................        46,515         46,271
Minority interest - Perpetual Preferred OP Units .................................       125,000        125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued ...................................          --             --
   Common stock, $.01 par value
     50,000,000 shares authorized; 21,294,747 and 21,064,785
     shares issued and outstanding for 2001 and 2000, respectively ...............           212            210
   Paid-in capital ...............................................................       239,714        235,681
   Deferred compensation .........................................................        (4,919)        (5,969)
   Employee notes ................................................................        (3,940)        (4,205)
   Distributions in excess of accumulated earnings ...............................       (57,724)       (57,622)
                                                                                     -----------    -----------
     Total stockholders' equity ..................................................       173,343        168,095
                                                                                     -----------    -----------
   Total liabilities and stockholders' equity ....................................   $ 1,105,960    $ 1,104,304
                                                                                     ===========    ===========


The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    QUARTERS ENDED                    SIX MONTHS ENDED
                                                            -------------------------------    -------------------------------
                                                               JUNE 30,         JUNE 30,          JUNE 30,         JUNE 30,
                                                                 2001             2000              2001             2000
                                                            -------------    --------------    -------------    --------------

REVENUES
Base rental income.....................................         $ 48,770         $ 47,249          $ 97,783         $ 94,558
RV base rental income..................................              633            1,176             2,483            4,875
Utility and other income...............................            5,987            5,031            12,419           10,729
Equity in income of affiliates.........................              654              642               677              792
Interest income........................................              174              173               388              464
                                                            -------------    --------------    -------------    --------------
     Total revenues....................................           56,218           54,271           113,750          111,418
                                                            -------------    --------------    -------------    --------------

EXPENSES
Property operating and maintenance.....................           15,351           14,411            31,344           29,818
Real estate taxes .....................................            4,429            4,363             9,031            8,687
Property management....................................            2,267            2,171             4,514            4,560
General and administrative.............................            1,857            1,834             3,513            3,660
Interest and related amortization......................           12,905           13,154            26,311           26,485
Depreciation on corporate assets.......................              310              277               614              548
Depreciation on real estate assets and other costs.....            8,587            8,567            17,266           17,424
                                                            -------------    --------------    -------------    --------------
     Total expenses....................................           45,706           44,777            92,593           91,182
                                                            -------------    --------------    -------------    --------------
      Income from operations...........................           10,512            9,494            21,157           20,236

Gain on sale of Properties and other...................              ---           12,053             8,093           12,053
                                                            -------------    --------------    -------------    --------------
     Income before allocation to Minority Interests
         and extraordinary loss........................           10,512           21,547            29,250           32,289

(Income) allocated to Common OP Units..................           (1,564)          (3,772)           (4,846)          (5,371)
(Income) allocated to Perpetual Preferred OP Units.....           (2,813)          (2,813)           (5,626)          (5,626)
                                                            -------------    --------------    -------------    --------------
     Income before extraordinary loss on early
         extinguishment of debt........................            6,135           14,962            18,778           21,292

Extraordinary loss on early extinguishment of debt
     (net of $264 allocated to minority interests).....              ---            1,041               ---            1,041
                                                            -------------    --------------    -------------    --------------

      NET INCOME.......................................         $  6,135         $ 13,921          $ 18,778         $ 20,251
                                                            =============    ==============    =============    ==============

Income per share before extraordinary loss - basic.....         $  .29           $  .68            $  .90           $  .96
                                                            =============    ==============    =============    ==============
Income per share before extraordinary loss - diluted...         $  .29           $  .67            $  .88           $  .95
                                                            =============    ==============    =============    ==============
Net income per Common Share - basic....................         $  .29           $  .64            $  .90           $  .92
                                                            =============    ==============    =============    ==============
Net income per Common Share - diluted..................         $  .29           $  .63            $  .88           $  .90
                                                            =============    ==============    =============    ==============

Distributions declared per Common Share................         $  .445          $  .415           $  .89           $  .83
                                                            =============    ==============    =============    ==============

Weighted average Common Shares
          outstanding - basic..........................           20,969           21,871            20,881           22,082
                                                            =============    ==============    =============    ==============
Weighted average Common Shares
          outstanding - diluted (see Note 2)...........           26,898           27,809            26,835           28,024
                                                            =============    ==============    =============    ==============

The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        JUNE 30,              JUNE 30,
                                                                                          2001                  2000
                                                                                  -----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income............................................................        $      18,778          $      20,251
     Adjustments to reconcile net income to
       Cash provided by operating activities:
         Income allocated to Minority Interests............................               10,472                 10,733
         Gain on sale of Properties and other..............................               (8,093)               (12,053)
         Depreciation and amortization expense.............................               18,426                 17,475
         Equity in income of affiliates and joint ventures.................               (1,401)                  (792)
         Amortization of deferred compensation and other...................                1,050                  1,193
         (Increase) decrease in rents receivable...........................                  (39)                   196
         (Increase) in prepaid expenses and other assets...................                 (575)                (2,042)
         Increase in accounts payable and accrued expenses.................                1,092                  5,160
         Increase (decrease) in rents received in advance and security deposits            1,010                   (586)
                                                                                   -----------------      ----------------
     Net cash provided by operating activities.............................               40,720                 39,535
                                                                                   -----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Contributions to affiliates...........................................               (1,643)                (3,787)
     Collection of notes receivable........................................                1,150                  1,040
     Investment in joint ventures net of distributions received............                  134                   (133)
     Proceeds from disposition of rental Properties and other assets.......               16,864                 44,329
     Collection of escrow proceeds, net....................................                  ---                 10,500
     Acquisition of rental Properties......................................              (16,879)                (3,474)
     Improvements:
         Improvements - corporate..........................................                 (514)                  (204)
         Improvements - rental properties..................................               (4,286)                (2,896)
         Site development costs............................................               (4,230)                (1,909)
                                                                                   -----------------      ----------------
     Net cash (used in) provided by investing activities...................               (9,404)                43,466
                                                                                   -----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from stock options and employee stock purchase plan......                4,383                  1,932
     Distributions to Common Stockholders, Common OP Unitholders and
         Perpetual Preferred OP Unitholders................................              (28,564)               (28,173)
     Repurchase of Common Stock and OP Units...............................                  ---                (22,431)
     Collection of principal payments on employee notes....................                  265                    278
     Line of credit:
         Proceeds..........................................................               23,000                 37,000
         Repayments........................................................              (27,800)              (119,700)
     Refinancing - net proceeds............................................                  ---                 67,352
     Principal payments....................................................               (2,030)                (2,815)
     Debt issuance costs...................................................                  ---                 (1,222)
                                                                                   -----------------      ----------------
     Net cash used in financing activities.................................              (30,746)               (67,779)
                                                                                   -----------------      ----------------

Net increase in cash and cash equivalents..................................                  570                 15,222
Cash and cash equivalents, beginning of period.............................                2,847                  6,676
                                                                                   -----------------      ----------------
Cash and cash equivalents, end of period...................................        $       3,417          $      21,898
                                                                                   =================      ================

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest...................................        $      26,637          $      27,602
                                                                                   =================      ================

The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFINITION OF TERMS:

     Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K (the "2000 Form 10-K") for the year ended December 31, 2000.

PRESENTATION:

     These unaudited Consolidated Financial Statements of Manufactured Home Communities, Inc., a Maryland corporation, and its subsidiaries (collectively, the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2000 Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2000 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

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

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") requires certain disclosures of selected information about operating segments in the annual financial statements and related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the results of operations or financial position of the Company. The Company manages operations on a property by property basis. Since each property has similar economic and operational characteristics, the Company has one reportable segment, which is the operation of manufactured home communities.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - EARNINGS PER COMMON SHARE  (CONTINUED)

    The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2001 and 2000 (amounts in thousands):


                                                                  QUARTERS ENDED                SIX MONTHS ENDED
                                                            --------------------------     --------------------------
                                                              JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                2001           2000           2001           2000
                                                            -----------    -----------     -----------    -----------

NUMERATOR:
   Numerator for basic earnings per share -
     Net income..........................................   $    6,135     $   13,921      $   18,778     $   20,251
   Effect of dilutive securities:
     Income allocated to Common OP Units
      (net of extraordinary loss of $264 in 2000)........
                                                                 1,564          3,508           4,846          5,107
                                                            -----------    -----------     -----------    -----------
  Numerator for diluted earnings per share-
      income available to common shareholders
      after assumed conversions..........................
                                                            $    7,699     $   17,429      $   23,624     $   25,358
                                                            ===========    ===========     ===========    ===========

DENOMINATOR:
   Denominator for basic earnings per share -
     Weighted average Common Stock outstanding...........       20,969         21,871          20,881         22,082
   Effect of dilutive securities:
     Weighted average Common OP Units....................        5,481          5,598           5,494          5,618
     Employee stock options..............................          448            340             460            324
                                                            -----------    -----------     -----------    -----------
  Denominator for diluted earnings per share-
      adjusted weighted average shares and
      assumed conversions................................
                                                                26,898         27,809          26,835         28,024
                                                            ===========    ===========     ===========    ===========


NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 16, 2001 and July 13, 2001, the Company paid a $.445 per share distribution for the quarter ended March 31, 2001 and June 30, 2001 to stockholders of record on March 30, 2001 and June 29, 2001, respectively.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - REAL ESTATE  (CONTINUED)

     Included in the sales price are proceeds from the sale by Realty Systems, Inc., an affiliate of the Company, of inventory and notes receivable totaling $1.7 million. The Company recorded a gain of $8.1 million on the sale of these Properties. Proceeds from the sale were used to reduce the amounts outstanding on the Company's line of credit.

     Certain costs, including legal costs, relative to efforts by the Company to effectively change the use and operations of several Properties are currently recorded in other assets. These costs, to the extent these efforts are successful, are capitalized to the extent of the established value of the revised project and included in the net investment in real estate for the appropriate Properties. To the extent these efforts are not successful, these costs will be expensed.

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

NOTE 5 - NOTES RECEIVABLE

     As of June 30, 2001 and December 31, 2000, the Company had approximately $3.8 million and $5.0 million in notes receivable, respectively. The Company has approximately $2.1 million in loans maturing on June 1, 2003, which bear interest at the rate of approximately 8.4%, and are collateralized by the property known as Trails West. The Company has approximately $1.7 million in notes which bear interest at a rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of Common OP Units and partnership interests in Voyager and other joint ventures.

NOTE 6 - LONG-TERM BORROWINGS

     As of June 30, 2001 and December 31, 2000, the Company had outstanding mortgage indebtedness of approximately $554.5 million and $556.6 million, respectively, encumbering 73 of the Company's Properties. As of June 30, 2001 and December 31, 2000, the carrying value of such Properties was approximately $635 million and $631 million, respectively.

     The outstanding mortgage indebtedness consists of:

- A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 29 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and bears interest at a rate of 7.015% per annum. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is recorded net of a hedge of $3.0 million which is being amortized into interest expense over the life of the loan.

- A $66.2 million mortgage note (the "College Heights Mortgage") collateralized by 18 Properties owned in a joint venture formed by the Company and Wolverine Investors, LLC. The College Heights Mortgage bears interest at a rate of 7.19% per annum, amortizes beginning July 1, 1999 over 30 years and matures July 1, 2008.

- A $93.4 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG-TERM BORROWINGS (CONTINUED)

- A $22.7 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC-Bay Indies Financing Limited Partnership. The Bay Indies Mortgage bears interest at a rate of 7.48% per annum, amortizes beginning August 1, 1994 over 27.5 years and matures July 1, 2004.

- A $15.6 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96%, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

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

     The Company has a $150 million unsecured line of credit with a group of banks (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%, maturing on August 9, 2003. The Company pays a quarterly fee on the average unused amount of such credit equal to 0.15% of such amount. As of June 30, 2001 and December 31, 2000, the Company had $55.1 million and $59.9 million, respectively, outstanding under the Credit Agreement.

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

NOTE 7 - STOCK OPTIONS

     Pursuant to the Stock Option Plan as discussed in Note 14 to the 2000 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the six months ended June 30, 2001, Options for 158,896 shares of common stock were exercised.

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

     On June 29, 1995, a hearing was held before a City rent control officer on billing and submetering issues related to both water and sewer. The Company and DeAnza prevailed on all issues related to sewer and the rent rollback related to water, but the hearing officer determined that the Company could only pass through its actual cost of water, i.e., a prorated readiness to serve charge and tax thereon. The hearing officer did not deal with the subsidy being given to residents through the quantity charge and ordered a rebate in a fixed amount per resident. The Company and DeAnza requested reconsideration on this issue, among others, which reconsideration was denied by the hearing officer.

     The Company then took a writ of mandate (an appeal from an administrative order) to the Superior Court and, pending this appeal, the residents, the Company and the City agreed to stay the effect of the hearing officer's decision until the Superior Court rendered judgment.

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

     Subsequently, in December 2000 the HOA and certain individual residents of the Property filed a complaint in the Superior Court of California, County of Santa Cruz (No. CV 139825) against the Company, certain affiliates of the Company and certain employees of the Company. The new lawsuit seeks damages, including punitive damages, for intentional infliction of emotional distress, unfair business practices, and unlawful retaliation purportedly arising from allegedly retaliatory rent increases which were noticed by the Company to certain residents in September 2000. The Company believes that the residents who received rent increase notices with respect to rent increases above those permitted by the local rent control ordinance were not covered by the ordinance either because they did not comply with the provisions of the ordinance or because they are exempted by state law. On December 29, 2000, the Superior Court of California, County of Santa Cruz enjoined such rent increases. The Company intends to vigorously defend the matter, which is scheduled to go to trial in the fall of 2001.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTINGENCIES  (CONTINUED)

Candlelight Properties, L.L.C

     In 1996, 1997 and 1998, the Lending Partnership made loans to Candlelight Properties, L.L.C. ("Borrower") in the aggregate principal amount of $8,050,000 (collectively, the "Loan"). The Loan is secured by a mortgage on Candlelight Village ("Candlelight"), a Property in Columbus, Indiana, and is guaranteed by Ronald E. Farren ("Farren"), the 99% owner of Borrower. Candlelight's rental revenues and operating costs are included with the Company's rental revenues and operating costs for financial reporting purposes. Concurrently with the funding of the Loan, Borrower granted the Operating Partnership the option to acquire Candlelight upon the maturity of the Loan. The Operating Partnership notified Borrower that it was exercising its option to acquire Candlelight in March 1999, and the Loan subsequently matured on May 3, 1999. However, Borrower failed to repay the Loan and refused to convey Candlelight to the Operating Partnership.

     Borrower filed suit in the Circuit Court of Bartholomew County, Indiana ("Trial Court") on May 5, 1999, seeking declaratory judgment on the validity of the exercise of the option. The Lending Partnership filed suit in the Trial Court the next day, seeking to foreclose its mortgage, and the suits were consolidated (collectively, the "State Court Litigation") by the Trial Court. The Trial Court issued an Order on December 1, 1999, finding, among other things, that the Operating Partnership had validly exercised the option. Both parties filed motions to correct errors in the Order, and on May 15, 2000, the Trial Court issued judgments against Borrower and Farren and in favor of the Operating Partnership in the option case and the Lending Partnership in the foreclosure case. Borrower and Farren appealed both judgments, and the Trial Court stayed the judgments pending such appeals.

      On May 29, 2001, the Indiana Court of Appeals ("Appellate Court") reversed the judgment in the option case, holding that the Trial Court improperly determined that the Operating Partnership validly exercised its option to purchase Candlelight. Also on May 29, 2001, the Appellate Court reversed the Trial Court's judgment in the foreclosure case and remanded the foreclosure case to the Trial Court "for further proceedings to reach an equitable decision consistent with this opinion". On July 16, 2001, the Appellate Court denied a petition for rehearing filed by the Operating Partnership and the Lending Partnership. The Operating Partnership and the Lending Partnership intend to continue vigorously pursuing this matter.

     On May 3, 2000, Hanover Group, Inc. ("Hanover") and Farren filed suit against the Company and certain executive and senior officers of the Company in the United States District Court for the Southern District of Indiana, Indianapolis Division. The complaint alleges violations of securities laws and fraud arising from the loan transaction being litigated in the State Court Litigation and seeks damages, including treble damages. The Company believes that the complaint is related to rulings made by the Trial Court and is without merit. The Company has filed a motion for judgment on the pleadings (which has been fully briefed), and will continue to vigorously defend itself and the officers of the Company.

     On May 24, 2000, Hanover and Farren filed suit against the Operating Partnership in the Superior Court of Marion County, Indiana. The complaint seeks declaratory relief and specific performance with respect to the Operating Partnership's alleged obligation to reconvey to Hanover the Operating Partnership's 1% ownership interest in Borrower. The Company believes that the complaint is related to rulings made by the Trial Court and is without merit. The parties have agreed to a stay in this proceeding pending the outcome of the appeals in the State Court Litigation.

     The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS

     On August 3, 2001, the Company entered into a mortgage financing agreement for $50,000,000. The mortgage bears an interest rate of 6.98% per annum and matures on August 1, 2011. Proceeds from the financing were used to retire mortgages that were maturing and to reduce amounts outstanding on the Company's line of credit.

                       MANUFACTURED HOME COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the quarter and six months ended June 30, 2001 compared to the corresponding periods in 2000. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2000 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

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


                            PROPERTY                        TRANSACTION DATE      SITES
                            --------                        ----------------      ------

 TOTAL SITES AS OF JANUARY 1, 2001.........................                       54,002

ACQUISITIONS:
     Golden Lakes.......................................... January 3, 2001          422
     Chain O'Lakes......................................... January 3, 2001          308

EXPANSION SITE DEVELOPMENT:
     Sites added in 2000...................................                          108
     Sites added in 2001...................................                          145

DISPOSITIONS:
     FFEC-Six (water and wastewater service company)....... February 29, 2000        ---
     Mesa Regal RV Resort.................................. May 22, 2000          (2,005)
     Naples Estates........................................ May 22, 2000            (484)
     Mon Dak............................................... May 22, 2000            (219)
     Dellwood Estates...................................... February 13, 2001       (136)
     Briarwood............................................. February 13, 2001       (166)
     Bonner Springs........................................ February 13, 2001       (211)
     Carriage Park......................................... February 13, 2001       (143)
     North Star............................................ February 13, 2001       (219)
     Quivira Hills......................................... February 13, 2001       (142)
     Rockwood.............................................. February 13, 2001       (264)

                                                                                   ------
TOTAL SITES AS OF JUNE 30, 2001..................................................  50,996
                                                                                   ======

                       MANUFACTURED HOME COMMUNITIES, INC.

COMPARISON OF THE QUARTER ENDED JUNE 30, 2001 TO THE QUARTER ENDED JUNE 30, 2000

     Since December 31, 1999, the gross investment in real estate has decreased from $1,264 million to $1,225 million as of June 30, 2001. The total number of sites owned or controlled has decreased from 54,002 as of December 31, 1999 to 50,996 as of June 30, 2001.

     The following table summarizes certain financial and statistical data for the Core Portfolio and the Total Portfolio for the quarters ended June 30, 2001 and 2000.


                                                   CORE PORTFOLIO                                    TOTAL PORTFOLIO
                                   ------------------------------------------------   --------------------------------------------
                                                            INCREASE/         %                                INCREASE/      %
(dollars in thousands)                2001        2000     (DECREASE)      CHANGE       2001        2000      (DECREASE)    CHANGE
                                   ----------- ----------- ------------ -----------   ----------- ----------- ------------ -------

Base rental income...............  $   48,252  $   46,088  $     2,164      4.7%      $   48,770  $   47,249  $     1,521     3.2%
Utility and other income.........       5,407       4,494          913     20.3%           6,620       6,207          413     6.7%
Equity in income of affiliates...         ---         ---          ---       ---             654         642           12     1.9%
Interest income..................         ---         ---          ---       ---             174         173            1     0.6%
                                   ----------- ----------- ------------ -----------   ----------- ----------- ------------ -------
     Total revenues..............      53,659      50,582        3,077      6.1%          56,218      54,271        1,947     3.6%

Property operating and
     maintenance.................      14,455      13,179        1,276      9.7%          15,351      14,411          940     6.5%
Real estate taxes................       4,264       4,208           56      1.3%           4,429       4,363           66     1.5%
Property management..............       2,215       2,064          151      7.3%           2,267       2,171           96     4.4%
General and administrative.......         ---         ---          ---       ---           1,857       1,834           23     1.3%
                                   ----------- ----------- ------------ -----------   ----------- ----------- ------------ -------
     Total operating expenses....      20,934      19,451        1,483      7.6%          23,904      22,779        1,125     4.9%

                                   ----------- ----------- ------------ -----------   ----------- ----------- ------------ -------
Income from operations before
     interest, depreciation and
     amortization expenses.......      32,725      31,131        1,594      5.1%          32,314      31,492          822     2.6%

Interest and related amortization         ---         ---          ---       ---          12,905      13,154         (249)   (1.9%)
Depreciation on corporate assets          ---         ---          ---       ---             310         277           33    11.9%
Property depreciation and other         7,983       8,017           34      0.4%           8,587       8,567           20     0.2%
                                   ----------- ----------- ------------ -----------   ----------- ----------- ------------ -------
     Income from operations(1)...      24,742      23,114        1,628      7.0%          10,512       9,494        1,018    10.7%
                                   =========== =========== ============ ===========   =========== =========== ============ =======

Site and Occupancy Information(2):

Average total sites..............      45,565      45,411          154       0.3%         46,296      47,122         (826)  (1.8%)
Average occupied sites...........      42,943      42,825          118       0.2%         43,605      44,397         (792)  (1.8%)
Occupancy %......................       94.2%       94.3%        (0.1%)    (0.1%)          94.2%       94.2%         0.0%    0.0%
Monthly base rent per site.......  $   374.76  $   358.73  $     16.03      4.5%      $   373.03  $   354.76  $      18.27   5.1%

Total sites
     as of June 30,..............      45,596      45,411          185       0.4%         46,296      46,692         (396)  (0.8%)
Total occupied sites
     as of June 30,..............      42,935      42,845           90       0.2%         43,605      44,000         (395)  (0.9%)


 (1) Income from operations for the Core Portfolio does not include an allocation of income from affiliates, interest income, corporate general and administrative expense, interest expense and related amortization or depreciation on corporate assets.
 (2) Site and occupancy information does not include the five Properties owned through joint ventures or the three RV properties.

                       MANUFACTURED HOME COMMUNITIES, INC.

Revenues

     The 4.7% increase in base rental income for the Core Portfolio reflects a 4.5% increase in monthly base rent per site coupled with a 0.2% increase in average occupied sites. The 3.2% increase in base rental income for the Total Portfolio reflects the increase for the Core Portfolio and the acquisition and disposition of Non-Core Properties. The increase in utility and other income for the Core Portfolio is due primarily to increases in pass through items such as utilities and real estate taxes - which resulted from higher expenses for these items. The increase in utility and other income for the Total Portfolio reflects the increase for the Core Portfolio and the acquisition and disposition of Non-Core Properties.

     Interest income increased due to higher weighted average outstanding notes receivable balances and lower weighted average interest rates during the period. Short-term investments had average balances for the quarters ended June 30, 2001 and 2000 of approximately $1.5 million and $858,000, respectively, which earned interest income at an effective rate of 3.8% and 5.6% per annum, respectively.

Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in utility expenses generally passed through and included in utility income. Expenses for the Core Portfolio also reflect increases in repairs and maintenance expense, payroll and insurance expenses and other expenses. The increase in Core Portfolio real estate taxes is due to higher property assessments on certain Properties. The increase in Total Portfolio property operating and maintenance expense and real estate taxes is also impacted by acquisition and disposition of Non-Core Properties. The increase in property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, is due primarily to management staffing changes.

     General and administrative expenses decreased primarily due to the timing of payments for certain public company costs and decreased professional fees.

     Interest and related amortization decreased due to lower weighted average outstanding debt balances and lower weighted average interest rates during the period. The weighted average outstanding debt balances for the quarters ended June 30, 2001 and 2000 were $716.2 million and $727.0 million, respectively. The effective interest rate was 7.15% and 7.36% per annum for the quarters ended June 30, 2001 and 2000, respectively.

     Depreciation on corporate assets increased slightly due to fixed asset additions related to information and communication systems. Depreciation on real estate assets and other costs increased due primarily to the acquisition of Non-Core Properties.

                       MANUFACTURED HOME COMMUNITIES, INC.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000

     The following table summarizes certain financial and statistical data for the Core Portfolio and the Total Portfolio for the six months ended June 30, 2001 and 2000.


                                                   CORE PORTFOLIO                                   TOTAL PORTFOLIO
                                   -----------------------------------------------   ---------------------------------------------
(dollars in thousands)                                      INCREASE/      %                                   INCREASE/      %
                                       2001        2000    (DECREASE)    CHANGE          2001        2000     (DECREASE)    CHANGE
                                   ----------- ----------- ------------ ----------   ----------- ----------- ------------  -------

Base rental income...............  $   96,380  $   92,045  $     4,335      4.7%     $   97,783  $   94,558  $    3,225      3.4%
Utility and other income.........      10,928       9,186        1,742     19.0%         14,902      15,604        (702)    (4.5%)
Equity in income of affiliates...         ---         ---          ---       ---            677         792        (115)   (14.5%)
Interest income..................         ---         ---          ---       ---            388         464         (76)   (16.4%)
                                   ----------- ----------- ------------ ----------   ----------- ----------- ------------ --------
     Total revenues..............     107,308     101,231        6,077      6.0%        113,750     111,418       2,332      2.1%

Property operating and
     maintenance.................      29,350      26,746        2,604      9.7%         31,344      29,818       1,526      5.1%
Real estate taxes................       8,691       8,349          342      4.1%          9,031       8,687         344      4.0%
Property management..............       4,342       4,205          137      3.3%          4,514       4,560         (46)    (1.0%)
General and administrative.......         ---         ---          ---       ---          3,513       3,660        (147)    (4.0%)
                                   ----------- ----------- ------------ ----------   ----------- ----------- ------------ --------
     Total operating expenses....      42,383      39,300        3,083      7.8%         48,402      46,725       1,677      3.6%

                                   ----------- ----------- ------------ ----------   ----------- ----------- ------------ --------
Income from operations before
     interest, depreciation and
     amortization expenses.......      64,925      61,931       (2,994)     4.8%         65,348      64,693         655      1.0%

Interest and related amortization         ---         ---          ---      ---          26,311      26,485        (174)    (0.7%)
Depreciation on corporate assets          ---         ---          ---      ---             614         548          66     12.0%
Property depreciation and other        17,270      15,896        1,374      8.6%         17,266      17,424        (158)    (0.9%)
                                   ----------- ----------- ------------ ----------   ----------- ----------- ------------ --------
     Income from operations (1)..      47,655      46,035        1,620      3.5%         21,157      20,236         921      4.6%
                                   =========== =========== ============ ==========   =========== =========== ============ ========

Site and Occupancy Information (2):

Average total sites..............      45,517      45,387          130      0.3%         46,462      47,206        (744)    (1.6%)
Average occupied sites...........      43,047      42,819          228      0.5%         43,911      44,496        (585)    (1.3%)
Occupancy %......................        94.6%       94.3%         0.3%     0.3%           94.5%       94.3%         0.2%    0.2%
Monthly base rent per site.......  $   373.27  $   358.27  $     15.00      4.2%     $   371.25  $   354.19  $     17.06     4.8%


 (1) Income from operations for the Core Portfolio does not include an allocation of income from affiliates, interest income, corporate general and administrative expense, interest expense and related amortization or depreciation on corporate assets.
 (2) Site and occupancy information does not include the five Properties owned through joint ventures or the three RV properties.

                       MANUFACTURED HOME COMMUNITIES, INC.

Revenues

     The 4.7% increase in base rental income for the Core Portfolio reflects a 4.2% increase in monthly base rent per site coupled with a 0.5% increase in average occupied sites. The 3.4% increase in base rental income for the Total Portfolio reflects the increase for the Core Portfolio and the acquisition and disposition of Non-Core Properties. The increase in utility and other income for the Core Portfolio is due primarily to increases in pass through items such as utilities and real estate taxes - which resulted from higher expenses for these items. The decrease in utility and other income for the Total Portfolio reflects the disposition of Non-Core Properties partially offset by the increase for the Core Portfolio.

     Interest income decreased due to lower notes receivable and short-term investments. Short-term investments had average balances for the six months ended June 30, 2001 and 2000 of approximately $1.9 million and $2.5 million, respectively, which earned interest income at an effective rate of 4.8% and 5.6% per annum, respectively.

Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in utility expenses generally passed through and included in utility income. Expenses for the Core Portfolio also reflect increases in repairs and maintenance expense, payroll and insurance expenses and other expenses. The increase in Core Portfolio real estate taxes is due to higher property assessments on certain Properties. The increase in Total Portfolio property operating and maintenance expense and real estate taxes is also impacted by acquisition and disposition of Non-Core Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, increased. The increase is due primarily to management payroll.

     General and administrative expenses decreased primarily due to the timing of payments for certain public company costs and decreased professional fees.

     Interest and related amortization decreased due to lower weighted average interest rates during the period, slightly offset by higher weighted average outstanding debt balances. The weighted average outstanding debt balances for the six months ended June 30, 2001 and 2000 were $720.6 million and $716.4 million, respectively. The effective interest rate was 7.2% and 7.4% per annum for the six months ended June 30, 2001 and 2000, respectively.

     Depreciation on corporate assets increased slightly due to fixed asset additions related to information and communication systems. Depreciation on real estate assets and other costs increased due primarily to the acquisition of Non-Core Properties.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of June 30, 2001, the Company had $3.4 million in cash and cash equivalents and $94.9 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.

                       MANUFACTURED HOME COMMUNITIES, INC.

     On April 16, 2001 and July 13, 2001, the Company paid a $.445 per share distribution for the quarters ended March 30, 2001 and June 30, 2001, to stockholders of record on March 30, 2001 and June 29, 2001, respectively. The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid on March 30, 2001 and June 29, 2001.

MORTGAGES AND CREDIT FACILITIES

     During the six months ended June 30, 2001 the Company borrowed $23.0 million on its line of credit and paid down $27.8 million on the line of credit. The line of credit bears interest at a rate of LIBOR plus 1.125%.

     Certain of the Company's mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization, limitations on certain holdings and other restrictions.

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

     On February 13, 2001, the Company completed the disposition of seven communities, totaling 1,281 sites, in Kansas, Missouri and Oklahoma for a total sale price of approximately $19.1 million. A gain of $8.1 million was recorded in other income on the accompanying consolidated statements of operations. Included in the sales price are proceeds from the sale by Realty Systems, Inc., an affiliate of the Company, of inventory and notes receivable totaling $1.7 million. Proceeds from the sale were used to reduce the amount outstanding on the Company's line of credit.

CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate headquarters costs. Recurring CapEx was approximately $4.3 million for the six months ended June 30, 2001. Site development costs were approximately $4.2 million for the six months ended June 30, 2001, and represent costs to develop expansion sites at certain of the Company's Properties.

INFLATION

     Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide the Company with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

                       MANUFACTURED HOME COMMUNITIES, INC.

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

     The following table presents a calculation of FFO and FAD for the quarters and six months ended June 30, 2001 and 2000 (amounts in thousands):


                                                               QUARTERS ENDED        SIX MONTHS ENDED
                                                                  JUNE 30,                JUNE 30,
                                                             ------------------      -------------------
                                                              2001        2000         2001        2000
                                                             -------    --------     --------    -------

 COMPUTATION OF FUNDS FROM OPERATIONS:
    Income before extraordinary loss on early
    extinguishment of debt ..............................   $  6,135    $ 14,962    $ 18,778    $ 21,292
    Income allocated to Common OP Units .................      1,564       3,772       4,846       5,371
    Depreciation on real estate assets and other costs ..      8,587       8,567      17,266      17,424
    Gain on sale of property and other ..................       --       (12,053)     (8,093)    (12,053)
                                                            --------    --------    --------    --------
       Funds from operations ............................   $ 16,286    $ 15,248    $ 32,797    $ 32,034
                                                            ========    ========    ========    ========

    Weighted average Common Stock outstanding - diluted .     26,898      27,809      26,835      28,024
                                                            ========    ========    ========    ========

COMPUTATION OF FUNDS AVAILABLE FOR DISTRIBUTION:
    Funds from operations ...............................   $ 16,286    $ 15,248    $ 32,798    $ 32,034
    Non-revenue producing improvements to real estate ...     (3,290)     (2,031)     (4,286)     (2,732)
                                                            --------    --------    --------    --------
       Funds available for distribution .................   $ 12,996    $ 13,217    $ 28,512    $ 29,302
                                                            ========    ========    ========    ========

    Weighted average Common Stock outstanding - diluted .     26,898      27,809      26,835      28,024
                                                            ========    ========    ========    ========

                       MANUFACTURED HOME COMMUNITIES, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings are affected by changes in interest rates, as a portion of the Company's outstanding indebtedness is at variable rates based on LIBOR. The Company's $150 million line of credit ($55.1 million outstanding at June 30, 2001) bears interest at LIBOR plus 1.125% and the Company's $100 million Term Loan bears interest at LIBOR plus 1.0%. If LIBOR increased/decreased by 1.0% during the quarter ended June 30, 2001, interest expense for the quarter would have increased/decreased by approximately $394,000 based on the combined average balance outstanding under the Company's line of credit and Term Loan during the period.

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



                             MANUFACTURED HOME COMMUNITIES, INC.




                             BY: /s/ John M. Zoeller
                                 -------------------------------------
                                 John M. Zoeller
                                 Vice President, Treasurer and
                                 Chief Financial Officer

                             BY: /s/ Mark Howell
                                 -------------------------------------
                                 Mark Howell
                                 Principal Accounting Officer and
                                 Assistant Treasurer




DATE:  August 10, 2001