Form 10-Q
period 2001-09-30
MANUFACTURED HOME COMMUNITIES INC
filed 2001-11-14
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

            21,480,025 shares of Common Stock as of October 31, 2001.

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS



                          PART I - FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
    Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000.....................3

    Consolidated Statements of Operations for the quarters and nine months ended September 30, 2001 and 2000 (unaudited).......................................................................................4

    Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (unaudited)....5

    Notes to Consolidated Financial Statements.................................................................6


ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................................................15

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................23


                                            PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................................................24

ITEM 6.    Exhibits and Reports on Form 8-K...................................................................24

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         SEPTEMBER 30,
                                                                             2001               DECEMBER 31,
                                                                          (UNAUDITED)               2000
                                                                         -------------          ------------
ASSETS
Investment in real estate:
   Land ..........................................................         $   273,559          $   271,822
   Land improvements .............................................             853,064              839,725
   Buildings and other depreciable property ......................             110,754              106,629
                                                                           -----------          -----------
                                                                             1,237,377            1,218,176
   Accumulated depreciation ......................................            (203,710)            (181,580)
                                                                           -----------          -----------
     Net investment in real estate ...............................           1,033,667            1,036,596
Cash and cash equivalents ........................................               5,065                2,847
Notes receivable .................................................               1,506                4,984
Investment in and advances to affiliates .........................              28,001               21,215
Investment in joint ventures .....................................              12,006               13,267
Rents receivable .................................................               1,647                1,440
Deferred financing costs, net ....................................               6,104                6,344
Prepaid expenses and other assets ................................              20,917               17,611
                                                                           -----------          -----------
   Total assets ..................................................         $ 1,108,913          $ 1,104,304
                                                                           ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ........................................         $   591,334          $   556,578
   Unsecured term loan ...........................................             100,000              100,000
   Unsecured line of credit ......................................              19,250               59,900
   Other notes payable ...........................................               2,236                3,206
   Accounts payable and accrued expenses .........................              28,329               23,822
   Accrued interest payable ......................................               4,363                5,116
   Rents received in advance and security deposits ...............               7,296                5,184
   Distributions payable .........................................              11,997               11,100
   Due to affiliates .............................................                  32                   32
                                                                           -----------          -----------
     Total liabilities ...........................................             764,837              764,938
                                                                           -----------          -----------

Commitments and contingencies

Minority interest - Common OP Units and other ....................              46,153               46,271
Minority interest - Perpetual Preferred OP Units .................             125,000              125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued ...................                 ---                  ---
   Common stock, $.01 par value
     50,000,000 shares authorized; 21,414,103 and 21,064,785
     shares issued and outstanding for 2001 and 2000, respectively                 213                  210
   Paid-in capital ...............................................             242,090              235,681
   Deferred compensation .........................................              (4,394)              (5,969)
   Employee notes ................................................              (3,890)              (4,205)
   Distributions in excess of accumulated earnings ...............             (61,096)             (57,622)
                                                                           -----------          -----------
     Total stockholders' equity ..................................             172,923              168,095
                                                                           -----------          -----------

   Total liabilities and stockholders' equity ....................         $ 1,108,913          $ 1,104,304
                                                                           ===========          ===========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   QUARTERS ENDED                       NINE MONTHS ENDED
                                                             ----------------------------          ---------------------------
                                                             SEPT. 30,          SEPT. 30,          SEPT. 30,         SEPT. 30,
                                                                2001              2000               2001              2000
                                                             ---------          ---------          ---------         ---------
REVENUES
Base rental income ....................................      $  48,992          $  47,218          $ 146,776          $ 141,776
RV base rental income .................................            722                560              3,207              5,435
Utility and other income ..............................          4,976              4,973             17,392             15,701
Equity in income of affiliates ........................            682                857              1,359              1,649
Interest income .......................................            164                267                552                731
                                                             ---------          ---------          ---------          ---------
     Total revenues ...................................         55,536             53,875            169,286            165,292
                                                             ---------          ---------          ---------          ---------

EXPENSES
Property operating and maintenance ....................         15,434             14,653             46,778             44,471
Real estate taxes .....................................          4,185              4,119             13,216             12,807
Property management ...................................          2,221              2,072              6,735              6,631
General and administrative ............................          1,557              1,346              5,070              5,006
Interest and related amortization .....................         12,610             13,169             38,920             39,654
Depreciation on corporate assets ......................            332                291                945                839
Depreciation on real estate assets and other costs ....          8,729              8,510             25,996             25,934
                                                             ---------          ---------          ---------          ---------
     Total expenses ...................................         45,068             44,160            137,660            135,342
                                                             ---------          ---------          ---------          ---------

     Income from operations ...........................         10,468              9,715             31,626             29,950

Gain on sale of Properties and other ..................            ---                ---              8,093             12,053
                                                             ---------          ---------          ---------          ---------
     Income before allocation to Minority Interests
         and extraordinary loss .......................         10,468              9,715             39,719             42,003

(Income) allocated to Common OP Units .................         (1,558)            (1,451)            (6,404)            (6,822)
(Income) allocated to Perpetual Preferred OP Units ....         (2,813)            (2,813)            (8,439)            (8,439)
                                                             ---------          ---------          ---------          ---------
     Income before extraordinary loss on early
         extinguishment of debt .......................          6,097              5,451             24,876             26,742

Extraordinary loss on early extinguishment of debt
     (net of $264 allocated to minority interests) ....            ---                ---                ---              1,041
                                                             ---------          ---------          ---------          ---------

      NET INCOME ......................................      $   6,097          $   5,451          $  24,876          $  25,701
                                                             =========          =========          =========          =========

Income per share before extraordinary loss - basic ....      $     .29          $     .26          $    1.19          $    1.23
                                                             =========          =========          =========          =========
Income per share before extraordinary loss - diluted...      $     .28          $     .25          $    1.16          $    1.21
                                                             =========          =========          =========          =========
Net income per Common Share - basic ...................      $     .29          $     .26          $    1.19          $    1.18
                                                             =========          =========          =========          =========
Net income per Common Share - diluted .................      $     .28          $     .25          $    1.16          $    1.16
                                                             =========          =========          =========          =========

Distributions declared per Common Share ...............      $  0.4450          $  0.4150          $   1.335          $   1.245
                                                             =========          =========          =========          =========

Weighted average Common Shares
          outstanding - basic .........................         21,108             21,166             20,958             21,775
                                                             =========          =========          =========          =========
Weighted average Common Shares
          outstanding - diluted (see Note 2) ..........         27,071             27,077             26,914             27,706
                                                             =========          =========          =========          =========

    The accompanying notes are an integral part of the financial statements.

                                        4
v

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                                                 2001               2000
                                                                            -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .....................................................         $  24,876          $  25,701
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to Minority Interests .....................            14,843             14,997
         Gain on sale of Properties and other .......................            (8,093)           (12,053)
         Depreciation and amortization expense ......................            27,764             26,894
         Equity in income of affiliates and joint ventures ..........            (2,216)            (2,037)
         Amortization of deferred compensation and other ............             1,575              1,657
         (Increase) decrease in rents receivable ....................              (207)               268
         Increase in prepaid expenses and other assets ..............            (3,306)            (3,298)
         Increase in accounts payable and accrued expenses ..........             3,753              7,275
         Increase in rents received in advance and security deposits              2,113                185
                                                                              ---------          ---------
     Net cash provided by operating activities ......................            61,102             59,589
                                                                              ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Contributions to affiliates ....................................            (5,526)            (5,174)
     Collection of notes receivable .................................             3,478                987
     Investment in joint ventures net of distributions received .....             1,589               (177)
     Proceeds from disposition of rental Properties and other assets             16,864             44,329
     Collection of escrow proceeds, net .............................               ---             10,500
     Acquisition of rental Properties ...............................           (16,879)            (3,481)
     Improvements:
         Improvements - corporate ...................................              (635)              (357)
         Improvements - rental Properties ...........................            (8,526)            (5,366)
         Site development costs .....................................            (6,114)            (4,250)
                                                                              ---------          ---------
     Net cash (used in) provided by investing activities ............           (15,749)            37,011
                                                                              ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from stock options and employee stock purchase plan             7,339              2,501
     Distributions to Common Stockholders, Common OP Unitholders and
         Perpetual Preferred OP Unitholders .........................           (43,309)           (42,503)
     Repurchase of Common Stock and OP Units ........................               (33)           (50,711)
     Collection of principal payments on employee notes .............               315                174
     Line of credit:
         Proceeds ...................................................            46,000             76,300
         Repayments .................................................           (86,650)          (143,300)
     Refinancing - net proceeds .....................................            37,870             67,352
     Principal payments .............................................            (4,084)            (4,555)
     Debt issuance costs ............................................              (583)            (2,257)
                                                                              ---------          ---------
     Net cash used in financing activities ..........................           (43,135)           (96,999)
                                                                              ---------          ---------

Net increase (decrease) in cash and cash equivalents ................             2,218               (399)
Cash and cash equivalents, beginning of period ......................             2,847              6,676
                                                                              ---------          ---------
Cash and cash equivalents, end of period ............................         $   5,065          $   6,277
                                                                              =========          =========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest ............................         $  39,011          $  39,739
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

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") requires certain disclosures of selected information about operating segments in the annual financial statements and related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131, in June 1998, did not affect the results of operations or financial position of the Company. The Company manages operations on a property by property basis. Since each property has similar economic and operational characteristics, the Company has one reportable segment, which is the operation of manufactured home communities.

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

                       MANUFACTURED HOME COMMUNITIES, INC.

    The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2001 and 2000 (amounts in thousands):

                                                               QUARTERS ENDED                NINE MONTHS ENDED
                                                          ------------------------       -------------------------
                                                          SEPT. 30,      SEPT. 30,       SEPT. 30,       SEPT. 30,
                                                             2001           2000           2001            2000
                                                          ---------      ---------       ---------       ---------
NUMERATOR:
   Numerator for basic earnings per share -
     Net income .................................         $ 6,097         $ 5,451         $24,876         $25,701
   Effect of dilutive securities:
     Income allocated to Common OP Units
      (net of extraordinary loss of $264 in 2000)           1,558           1,451           6,404           6,558
                                                          -------         -------         -------         -------
   Numerator for diluted earnings per share -
     income available to common shareholders
     after assumed conversions ..................         $ 7,655         $ 6,902         $31,280         $32,259
                                                          =======         =======         =======         =======

DENOMINATOR:
   Denominator for basic earnings per share -
     Weighted average Common Stock outstanding ..          21,108          21,166          20,958          21,775
   Effect of dilutive securities:
     Weighted average Common OP Units ...........           5,440           5,583           5,475           5,606
     Employee stock options .....................             523             328             481             325
                                                          -------         -------         -------         -------
   Denominator for diluted earnings per share -
    adjusted weighted average shares and
    assumed conversions .........................          27,071          27,077          26,914          27,706
                                                          =======         =======         =======         =======


NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 13, 2001, July 13, 2001, and October 12, 2001, the Company paid a $.445 per share distribution for the quarters ended March 31, 2001, June 30, 2001 and September 30, 2001, to stockholders of record on March 30, 2001, June 29, 2001, and September 28, 2001 respectively.

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

     On February 13, 2001, the Company completed the disposition of the following seven communities, totaling 1,281 sites, in Kansas, Missouri and Oklahoma, for a total sale price of approximately $19.1 million:

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

     Effective June 30, 2001, the Company terminated its lease to a third-party operator for the campground and RV resort facilities at the Property known as Bulow Plantation in Flagler Beach, Florida, and assumed operation of these facilities directly. Beginning July 1, 2001, the Company no longer records lease income from Bulow RV Resort, however, the results of operations for the Bulow RV Resort are included in the Company's results of operations.

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

NOTE 5 - NOTES RECEIVABLE

     As of September 30, 2001 and December 31, 2000, the Company held approximately $1.5 million and $5.0 million in notes receivable, respectively. The Company has $167,000 in loans maturing on June 1, 2003, which bear interest at the rate of approximately 6.0%, per annum and are collateralized by the property known as Trails West. The Company holds approximately $1.3 million in notes which bear interest at a rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of Common OP Units and partnership interests in the Voyager joint venture and other joint ventures.

NOTE 6 - LONG-TERM BORROWINGS

     As of September 30, 2001 and December 31, 2000, the Company had outstanding mortgage indebtedness of approximately $591.3 million and $556.6 million, respectively, encumbering 77 and 73 of the Company's Properties, respectively. As of September 30, 2001 and December 31, 2000, the carrying value of such Properties was approximately $672 million and $631 million, respectively.

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

                       MANUFACTURED HOME COMMUNITIES, INC.

- A $66.0 million mortgage note (the "College Heights Mortgage") collateralized by 18 Properties owned in a joint venture formed by the Company and Wolverine Investors, LLC. The College Heights Mortgage bears interest at a rate of 7.19% per annum, amortizes beginning July 1, 1999 over 30 years and matures July 1, 2008.

- A $93.3 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $22.6 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC-Bay Indies Financing Limited Partnership. The Bay Indies Mortgage bears interest at a rate of 7.48% per annum, amortizes beginning August 1, 1994 over 27.5 years and matures July 1, 2004.

- A $15.6 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96%, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $50.0 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owned by MHC Stagecoach, L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning October 1, 2001 over 10 years and matures August 31, 2011.

- Approximately $78.8 million of mortgage debt on 15 other various Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. Scheduled maturities for the outstanding indebtedness are at various dates through November 30, 2020, and fixed interest rates range from 7.21% to 8.87% per annum. In addition, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997.

     The Company has a $150 million unsecured line of credit with a group of banks (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%, maturing on August 9, 2003. The Company pays a quarterly fee on the average unused amount of such credit equal to 0.15% of such amount. As of September 30, 2001 and December 31, 2000, the Company had $19.3 million and $59.9 million, respectively, outstanding under the Credit Agreement.

     The Company has a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. The Term Loan matures on April 3, 2002.

     The Company has approximately $2.2 million of installment notes payable, secured by a letter of credit, each with an interest rate of 6.5% per annum, maturing September 1, 2002. Approximately $900,000 of the notes pay principal annually and interest quarterly and the remaining $1.3 million of the notes pay interest only quarterly.



    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.


NOTE 7 - STOCK OPTIONS

     Pursuant to the Stock Option Plan as discussed in Note 14 to the 2000 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the nine months ended September 30, 2001, Options for 291,064 shares of common stock were exercised.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The residents of DeAnza Santa Cruz Mobile Estates, a Property located in Santa Cruz, California (the "City"), previously brought several actions opposing certain fees and charges in connection with water service at the Property. The trial of the ongoing utility charge dispute with the residents of this Property concluded on January 22, 1999. This summary provides the history and reasoning underlying the Company's defense of the residents' claims and explains the Company's decision to continue to defend its position, which the Company believes is fair and accurate.

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

     Subsequently, in December 2000 the HOA and certain individual residents of the Property filed a complaint in the Superior Court of California, County of Santa Cruz (No. CV 139825) against the Company, certain affiliates of the Company and certain employees of the Company. The new lawsuit seeks damages, including punitive damages, for intentional infliction of emotional distress, unfair business practices, and unlawful retaliation purportedly arising from allegedly retaliatory rent increases which were noticed by the Company to certain residents in September 2000. The Company believes that the residents who received rent increase notices with respect to rent increases above those permitted by the local rent control ordinance were not covered by the ordinance either because they did not comply with the provisions of the ordinance or because they are exempted by state law. On December 29, 2000, the Superior Court of California, County of Santa Cruz enjoined such rent increases. The Company intends to vigorously defend the matter, which is scheduled to go to trial in January 2002.

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

Candlelight Properties, L.L.C

     On September 20, 2001, the parties entered into a Settlement Agreement providing a cash payment of $10.8 million to the Lending Partnership and dismissal with prejudice of all litigation among the parties and their affiliates, among other terms. The closing under the Settlement Agreement occurred on October 5, 2001. The Company will reflect the Settlement Agreement as a disposition of property.

Other

     The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.


     The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.



NOTE 9- SUBSEQUENT EVENTS

     On October 29, 2001, the Company entered into an interest rate swap agreement, fixing LIBOR on $100 million of the Company's floating rate debt at approximately 3.6% for the period 2001 through 2004. The terms of the swap require monthly settlement payments on the same rates interest payments are due on the debt. In accordance with FAS 133, the interest rate swap and the related debt will be reflected at market value. The Company believes the swap is a perfectly effective hedge and there will be no effect on the net income as a result of the mark-to-market adjustment.

    The accompanying notes are an integral part of the financial statements.

                      MANUFACTURED HOME COMMUNITIES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the quarter and nine months ended September 30, 2001 compared to the corresponding periods in 2000. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2000 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

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

                       PROPERTY                              TRANSACTION DATE           SITES
                       --------                              ----------------           -----
TOTAL SITES AS OF JANUARY 1, 2001 ......................                                54,002

ACQUISITIONS:
     Golden Lakes ......................................     January 3, 2001               421
     Chain O'Lakes .....................................     January 3, 2001               309
     Bulow RV Resort ...................................     July 1, 2001                  352

EXPANSION SITE DEVELOPMENT:
     Sites added in 2000 ...............................                                   108
     Sites added in 2001 ...............................                                   129

DISPOSITIONS:
     FFEC-Six (water and wastewater service company)....     February 29, 2000             ---
     Mesa Regal RV Resort ..............................     May 22, 2000               (2,005)
     Naples Estates ....................................     May 22, 2000                 (484)
     Mon Dak ...........................................     May 22, 2000                 (219)
     Dellwood Estates ..................................     February 13, 2001            (136)
     Briarwood .........................................     February 13, 2001            (166)
     Bonner Springs ....................................     February 13, 2001            (211)
     Carriage Park .....................................     February 13, 2001            (143)
     North Star ........................................     February 13, 2001            (219)
     Quivira Hills .....................................     February 13, 2001            (142)
     Rockwood ..........................................     February 13, 2001            (264)

                                                                                        ------
TOTAL SITES AS OF SEPTEMBER 30, 2001 ................................................   51,332
                                                                                        ======

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2001 TO THE QUARTER ENDED SEPTEMBER 30, 2000

     Since December 31, 1999, the gross investment in real estate has decreased from $1,264 million to $1,237 million as of September 30, 2001. The total number of sites owned or controlled has decreased from 54,002 as of December 31, 1999 to 51,332 as of September 30, 2001.

     The following table summarizes certain financial and statistical data for the Core Portfolio and the Total Portfolio for the quarters ended September 30, 2001 and 2000.

                                                   CORE PORTFOLIO                          TOTAL PORTFOLIO
                                       --------------------------------------    ---------------------------------------
                                                          INCREASE/       %                         INCREASE/       %
(dollars in thousands)                 2001        2000   (DECREASE)   CHANGE    2001       2000    (DECREASE)    CHANGE
                                       ----        ----   ----------   ------    ----       ----    ----------    ------
Base rental income .................. $48,488    $46,443    $ 2,045     4.4%    $48,992    $47,218    $ 1,774      3.8%
Utility and other income ............   4,850      4,821         29     0.6%      5,698      5,533        165     (3.0%)
Equity in income of affiliates ......     ---        ---        ---     ---         682        857       (175)   (20.4%)
Interest income .....................     ---        ---        ---     ---         164        267       (103)   (38.6%)
                                      -------    -------    -------     ---     -------    -------    -------    -----
     Total revenues .................  53,338     51,264      2,074     4.0%     55,536     53,875      1,661      3.1%

Property operating and
     maintenance ....................  14,540     13,989        551     3.9%     15,434     14,653        781      5.3%
Real estate taxes ...................   4,078      4,011         67     1.7%      4,185      4,119         66      1.6%
Property management .................   2,172      2,018        154     7.6%      2,221      2,072        149      7.2%
General and administrative ..........     ---        ---        ---     ---       1,557      1,346        211     15.7%
                                      -------    -------    -------     ---     -------    -------    -------    -----
     Total operating expenses .......  20,790     20,018        772     3.9%     23,397     22,190      1,207      5.4%
                                      -------    -------    -------     ---     -------    -------    -------    -----
Income from operations before
     interest, depreciation and
     amortization expenses ..........  32,548     31,246      1,302     4.2%     32,139     31,685        454      1.4%

Interest and related amortization ...     ---        ---        ---     ---      12,610     13,169       (559)    (4.2%)
Depreciation on corporate assets ....     ---        ---        ---     ---         332        291         41     14.1%
Property depreciation and other .....   8,069      8,009         60     0.7%      8,729      8,510        219      2.6%
                                      -------    -------    -------     ---     -------    -------    -------    -----
     income from operations (1) .....  24,479     23,237      1,242     5.3%     10,468      9,715        753      7.8%
                                      =======    =======    =======     ===     =======    =======    =======    =====

Site and Occupancy Information (2):

Average total sites .................  45,581     45,437        144     0.3%     46,313     46,718       (405)    (0.9%)
Average occupied sites ..............  42,909     42,927        (18)   (0.0%)    43,563     44,094       (531)    (1.2%)
Occupancy % .........................    94.1%      94.5%      (0.4%)  (0.4%)      94.1%      94.4%      (0.3%)   (0.3%)
Monthly base rent per site .......... $376.67    $360.64    $ 16.03     4.4%    $374.87    $356.95    $ 17.92      5.0%

Total sites
     as of September 30, ............  45,581     45,565         16     0.0%     46,313     46,297         16      0.0%
Total occupied sites
     as of September 30, ............  42,909     42,943        (34)   (0.1%)    43,563     43,605        (42)    (0.1%)

(1) Income from operations for the Core Portfolio does not include an allocation of income from affiliates, interest income, corporate general and administrative expense, interest expense and related amortization or depreciation on corporate assets.

(2) Site and occupancy information does not include RV sites or the manufactured housing sites at the five Properties owned through joint ventures.


    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.


RESULTS OF OPERATIONS  (CONTINUED)

Revenues

     The 4.4% increase in base rental income for the Core Portfolio reflects a 4.4% increase in monthly base rent per site coupled with no change in average occupied sites. The 3.8% increase in base rental income for the Total Portfolio reflects the increase for the Core Portfolio and the acquisition and disposition of Non-Core Properties. The increase in utility and other income for the Core Portfolio is due primarily to increases in pass through items such as utilities and real estate taxes - which resulted from higher expenses for these items. The increase in utility and other income for the Total Portfolio reflects the increase for the Core Portfolio and the acquisition and disposition of Non-Core Properties.

     Interest income decreased due to lower notes receivable balances and lower weighted average interest rates during the period. Short-term investments had average balances for the quarters ended September 30, 2001 and 2000 of approximately $2.2 million and $1.2 million, respectively, which earned interest income at an effective rate of 3.5% and 6.8% per annum, respectively.

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

     General and administrative expenses increased primarily due to the timing of payments for certain public company costs.

     Interest and related amortization decreased due to lower weighted average interest rates during the period. The weighted average outstanding debt balances for the quarters ended September 30, 2001 and 2000 were $703.3 million and $690.3 million, respectively. The effective interest rate was 6.7% and 7.5% per annum for the quarters ended September 30, 2001 and 2000, respectively.

     Depreciation on corporate assets increased slightly due to fixed asset additions related to information and communication systems. Depreciation on real estate assets and other costs increased due primarily to the acquisition of Non-Core Properties.



    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     The following table summarizes certain financial and statistical data for the Core Portfolio and the Total Portfolio for the nine months ended September 30, 2001 and 2000.

                                                   CORE PORTFOLIO                               TOTAL PORTFOLIO
                                       ----------------------------------------    -----------------------------------------
                                                            INCREASE/       %                           INCREASE/       %
(dollars in thousands)                 2001        2000     (DECREASE)   CHANGE    2001       2000      (DECREASE)    CHANGE
                                       ----        ----     ----------   ------    ----       ----      ----------    ------
Base rental income ................   $144,869    $138,488    $  6,381     4.6%   $146,776    $141,776    $  5,000      3.5%
Utility and other income ..........     15,779      14,006       1,773    12.7%     20,599      21,136        (537)    (2.5%)
Equity in income of affiliates ....        ---         ---         ---     ---       1,359       1,649        (290)   (17.6%)
Interest income ...................        ---         ---         ---     ---         552         731        (179)   (24.5%)
                                      --------    --------    --------    ----    --------    --------    --------    -----
     Total revenues ...............    160,648     152,494       8,154     5.3%    169,286     165,292       3,994      2.4%

Property operating and
     maintenance ..................     43,889      40,736       3,153     7.7%     46,778      44,471       2,307      5.2%
Real estate taxes .................     12,768      12,362         406     3.3%     13,216      12,807         409      3.2%
Property management ...............      6,514       6,227         287     4.6%      6,735       6,631         104      1.6%
General and administrative ........        ---         ---         ---     ---       5,070       5,006          64      1.3%
                                      --------    --------    --------    ----    --------    --------    --------    -----
     Total operating expenses .....     63,171      59,325       3,846     6.5%     71,799      68,915       2,884      4.2%
                                      --------    --------    --------    ----    --------    --------    --------    -----
Income from operations before
     interest, depreciation and
     amortization expenses ........     97,477      93,169       4,308     4.6%     97,487      96,377       1,110      1.2%

Interest and related amortization .        ---         ---         ---     ---      38,920      39,654        (734)    (1.9%)
Depreciation on corporate assets ..        ---         ---         ---     ---         945         839         106     12.6%
Property depreciation and other ...     24,071      23,906         165     0.7%     25,996      25,934          62      0.2%
                                      --------    --------    --------    ----    --------    --------    --------    -----
     income from operations (1) ...     73,406      69,263       4,143     6.0%     31,626      29,950       1,676      5.6%
                                      ========    ========    ========    ====    ========    ========    ========    =====

Site and Occupancy Information (2):

Average total sites ...............     45,538      45,403         135     0.3%     46,412      47,043        (631)    (1.3%)
Average occupied sites ............     43,001      42,855         146     0.3%     43,795      44,362        (567)    (1.3%)
Occupancy % .......................       94.4%       94.4%        0.0%    0.0%       94.4%       94.3%        0.1%     0.1%
Monthly base rent per site ........   $ 374.33    $ 359.06    $  15.27     4.3%   $ 372.38    $ 355.10    $  17.28      4.9%


(1) Income from operations for the Core Portfolio does not include an allocation of income from affiliates, interest income, corporate general and administrative expense, interest expense and related amortization or depreciation on corporate assets.

(2) Site and occupancy information does not include RV sites or the manufactured housing sites at the five Properties owned through joint ventures.



    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.

Revenues

     The 4.6% increase in base rental income for the Core Portfolio reflects a 4.3% increase in monthly base rent per site coupled with a 0.3% increase in average occupied sites. The 3.5% increase in base rental income for the Total Portfolio reflects the increase for the Core Portfolio and the acquisition and disposition of Non-Core Properties. The increase in utility and other income for the Core Portfolio is due primarily to increases in pass through items such as utilities and real estate taxes - which resulted from higher expenses for these items. The decrease in utility and other income for the Total Portfolio reflects the disposition of Non-Core Properties partially offset by the increase for the Core Portfolio.

     Interest income decreased due to lower weighted average interest rates. Short-term investments had average balances for the nine months ended September 30, 2001 and 2000 of approximately $2.0 million and $1.5 million, respectively, which earned interest income at an effective rate of 4.3% and 5.9% per annum, respectively.

Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in utility expenses generally passed through and included in utility income. Expenses for the Core Portfolio also reflect increases in repairs and maintenance expense, payroll and insurance expenses and other expenses. The increase in Core Portfolio real estate taxes is due to higher property assessments on certain Properties. The increase in Total Portfolio property operating and maintenance expense and real estate taxes is also impacted by acquisition and disposition of Non-Core Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, increased. The increase is due primarily to management payroll and staffing changes.

     General and administrative expenses increased primarily due to timing of certain public company related costs.

     Interest and related amortization decreased due to lower weighted average interest rates during the period and lower weighted average outstanding debt balances. The weighted average outstanding debt balances for the nine months ended September 30, 2001 and 2000 were $714.5 million and $720.0 million, respectively. The effective interest rate was 7.1% and 7.2% per annum for the nine months ended September 30, 2001 and 2000, respectively.

     Depreciation on corporate assets increased slightly due to fixed asset additions related to information and communication systems. Depreciation on real estate assets and other costs increased due primarily to the acquisition of Non-Core Properties.






    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.



LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of September 30, 2001, the Company had $5.1 million in cash and cash equivalents and $130.8 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.

     On April 13, 2001, July 13, 2001, and October 12, 2001, the Company paid a $.445 per share distribution for the quarters ended March 31, 2001, June 30, 2001, and September 30, 2001, to stockholders of record on March 30, 2001, June 29, 2001, and September 28, 2001, respectively. The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid on March 30, 2001, June 29, 2001, and September 28, 2001.

MORTGAGES AND CREDIT FACILITIES

     During the nine months ended September 30, 2001 the Company borrowed $46.0 million on its line of credit and paid down $86.7 million on the line of credit. The line of credit bears interest at a rate of LIBOR plus 1.125%.

     In July of 2001, the Company paid off three maturing mortgages in the amount of $12.1 million. The payoffs were funded with borrowings on the line of credit.

     On August 3, 2001, the Company entered into a $50.0 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owned by MHC Stagecoach, L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning October 1, 2001 over 10 years and matures August 31, 2011. Proceeds from the financing were used to reduce borrowings on the line of credit by $37.9 million.

     Certain of the Company's mortgage and credit agreements contain covenants and restrictions, including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization, limitations on certain holdings and other restrictions.

ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

     On January 3, 2001, the Company acquired two Florida Properties, totaling 730 sites, for an aggregate purchase price of approximately $16.3 million. Golden Lakes is a 422-site community in Plant City, near Tampa, Florida, and includes approximately 23 acres for expansion. Chain O' Lakes is a 308-site community in Grand Island, near Orlando, Florida, and includes a marina with 50 boat docks. The acquisition was funded with a borrowing under the Company's line of credit.



    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.

     On February 13, 2001, the Company completed the disposition of seven Properties, totaling 1,281 sites, in Kansas, Missouri and Oklahoma, for a total sale price of approximately $19.1 million. A gain of $8.1 million was recorded in other income on the accompanying consolidated statements of operations. Included in the sales price are proceeds from the sale by Realty Systems, Inc., an affiliate of the Company, of inventory and notes receivable totaling $1.7 million. Proceeds from the sale were used to reduce the amount outstanding on the Company's line of credit.

CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate headquarters costs. Recurring CapEx was approximately $8.5 million for the nine months ended September 30, 2001. Site development costs were approximately $6.1 million for the nine months ended September 30, 2001, and represent costs to develop expansion sites at certain of the Company's Properties.

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

                       MANUFACTURED HOME COMMUNITIES, INC.



     The following table presents a calculation of FFO and FAD for the quarters and nine months ended September 30, 2001 and 2000 (amounts in thousands):

                                                                       QUARTERS ENDED             NINE MONTHS ENDED
                                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                                   ----------------------      ----------------------
                                                                     2001         2000           2001          2000
                                                                   --------      --------      --------      --------
 COMPUTATION OF FUNDS FROM OPERATIONS:
    Income before extraordinary loss on early
    extinguishment of debt....................................     $  6,097      $  5,451      $ 24,876      $ 26,742
    Income allocated to Common OP Units ......................        1,558         1,451         6,404         6,822
    Depreciation on real estate assets and other costs .......        8,729         8,510        25,996        25,934
    Gain on sale of property and other .......................          ---           ---        (8,093)      (12,053)
                                                                   --------      --------      --------      --------
       Funds from operations..................................     $ 16,384      $ 15,412      $ 49,183      $ 47,445
                                                                   ========      ========      ========      ========

    Weighted average Common Stock outstanding - diluted ......       27,071        27,077        26,914        27,706
                                                                   ========      ========      ========      ========


COMPUTATION OF FUNDS AVAILABLE FOR DISTRIBUTION:
    Funds from operations.....................................     $ 16,384      $ 15,412      $ 49,183      $ 47,445
    Non-revenue producing improvements to real estate ........       (4,240)       (2,470)       (8,526)       (5,366)
                                                                   --------      --------      --------      --------
       Funds available for distribution.......................     $ 12,144      $ 12,942      $ 40,657      $ 42,079
                                                                   ========      ========      ========      ========

    Weighted average Common Stock outstanding - diluted ......       27,071        27,077        26,914        27,706
                                                                   ========      ========      ========      ========


    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings are affected by changes in interest rates, as a portion of the Company's outstanding indebtedness is at variable rates based on LIBOR. The Company's $150 million line of credit ($19.3 million outstanding at September 30, 2001) bears interest at LIBOR plus 1.125% and the Company's $100 million Term Loan bears interest at LIBOR plus 1.0%. If LIBOR increased/decreased by 1.0% during the quarter ended September 30, 2001, interest expense for the quarter would have increased/decreased by approximately $343,000 based on the combined average balance outstanding under the Company's line of credit and Term Loan during the period.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. In June 1999, the FASB issued Statement No. 137 which deferred the effective date of SFAS No. 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company has determined that SFAS No. 133 currently has no significant effect on the earnings and financial position of the Company.


    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

     (see Note 8 of the Consolidated Financial Statements contained herein)



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

                      None.

                  (b)      Reports on Form 8-K:

                      None.



    The accompanying notes are an integral part of the financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    MANUFACTURED HOME COMMUNITIES, INC.




                                       BY:  /s/ John M. Zoeller
                                            -------------------
                                            John M. Zoeller
                                            Vice President, Treasurer and
                                              Chief Financial Officer

                                       BY:  /s/ Mark Howell
                                            ---------------
                                            Mark Howell
                                            Principal Accounting Officer and
                                              Assistant Treasurer




DATE:  November 13, 2001






    The accompanying notes are an integral part of the financial statements.