Form 10-K
period 2001-12-31
MANUFACTURED HOME COMMUNITIES INC
filed 2002-03-29
CIK 895417

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                       OR




   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-11718

                      MANUFACTURED HOME COMMUNITIES, INC.
             (Exact name of registrant as specified in its charter)

                   MARYLAND                                      36-3857664
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

       TWO NORTH RIVERSIDE PLAZA SUITE                             60606
            800, CHICAGO, ILLINOIS                               (Zip Code)
   (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates was approximately $640.1 million as of February 11, 2002 based upon the closing price of $32.55 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

At March 15, 2002, 21,740,248 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be May 8, 2002.

                      MANUFACTURED HOME COMMUNITIES, INC.
                               TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
PART I

Item 1.   Business.................................................................................    3
Item 2.   Properties...............................................................................    8
Item 3.   Legal Proceedings........................................................................   13
Item 4.   Submission of Matters to a Vote of Security Holders......................................   16

PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters................   17
Item 6.   Selected Financial Data and Operating Information........................................   18
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....   20
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk................................   30
Item 8.   Financial Statements and Supplementary Data..............................................   30
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....   30

PART III

Item 10.  Directors and Executive Officers of the Registrant.......................................   30
Item 11.  Executive Compensation...................................................................   30
Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................   30
Item 13.  Certain Relationships and Related Transactions...........................................   30

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................   31

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

GENERAL

     Manufactured Home Communities, Inc. (together with its consolidated subsidiaries, the "Company") is a fully integrated company which owns and operates manufactured home communities ("Communities"). Communities are residential developments designed and improved for the placement of detached, single-family manufactured homes which are produced off-site and installed and set on residential sites ("Site Set") within the Community. The owner of each home leases the site on which it is located. Modern Communities are similar to typical residential subdivisions, containing centralized entrances, paved streets, curbs and gutters and parkways. In addition, these Communities often provide a clubhouse for social activities and recreation and other amenities, which may include swimming pools, shuffleboard courts, tennis courts, laundry facilities and cable television service. In some cases, utilities are provided or arranged for by the owner of the Community, otherwise, the resident contracts the utility directly. Some Communities provide water and sewer service through municipal or regulated utilities, while others provide these services to residents from on-site facilities.

     Each Community is generally designed to attract, and is marketed to one of two types of residents -- (1) retirees and empty nesters or (2) families and first-time homeowners. The Company believes both types of Communities are attractive investments and focuses on owning Communities in or near large metropolitan markets and retirement destinations.

     The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Communities since 1969. As of December 31, 2001, the Company owned or had an ownership interest in a portfolio of 148 Communities and recreational vehicle ("RV") resorts (the "Properties") located throughout the United States containing 50,761 residential sites. The Properties are located in 23 states (with the number of Properties in each state shown parenthetically) -- Florida
(49), California (25), Arizona (17), Michigan (11), Colorado (10), Delaware (7), Nevada (5), Indiana (3), Oregon (3), Illinois (2), Iowa (2), New York (2), Utah
(2), Pennsylvania (1), Maryland (1), Minnesota (1), Montana (1), New Mexico (1), Ohio (1), Texas (1), Virginia (1), West Virginia (1), and Washington (1). As of December 31, 2001, the Company also owned a commercial building located in California.

     The Company has approximately 800 full-time employees dedicated to carrying out the Company's operating philosophy and strategies of value enhancement and service to residents. The Company typically utilizes a one or two-person management team for the on-site management of each of the Properties. Typically, clerical and maintenance workers are employed to assist these individuals in the management and care of the Properties. Direct supervision of on-site management is the responsibility of the Company's regional vice presidents and regional and district managers. These individuals have significant experience in addressing the needs of residents and in finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 60 corporate employees who assist on-site management in all property functions.

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

     The operations of the Company are conducted through certain entities which are owned or controlled by the Company. MHC Operating Limited Partnership (the "Operating Partnership") is the entity through which the Company conducts substantially all of its operations. Subsidiaries of the Operating Partnership have been created to: (i) facilitate mortgage financing (the "Financing Partnerships"); (ii) facilitate the Company's ability to provide financing to the owners of Communities ("Lending Partnership"); and (iii) own the assets and operations of certain utility companies which service the Properties ("MHC Systems"). The financial results of the Operating Partnership and subsidiaries (together, the "Subsidiaries") are consolidated in the Company's consolidated financial statements. The operations of the Company are managed on a property-by-property basis therefor the results of our financing, lending and property management and utility operations are not reviewed separately by management to make decisions regarding allocation of resources or to assess performance.

     In addition, since certain activities, if performed by the Company, may not have been qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), the Company has invested in the non-voting preferred stock of various corporations which engage in such activities. Realty Systems, Inc. ("RSI") is a preferred stock subsidiary of the Company that, doing business as Carefree Sales, is engaged in the business of purchasing, selling, leasing and financing manufactured homes that are located or will be located in Properties owned and managed by the Company. Carefree Sales also provides brokerage services to residents at such Properties. Typically, residents move from a Community but do not relocate their homes. Carefree Sales may provide brokerage services, in competition with other local brokers, by seeking buyers for the homes. Carefree Sales also leases homes to prospective residents with the expectation that the tenant eventually will purchase the home. LP Management Corp. leases from the Operating Partnership certain real property within or adjacent to certain of the Properties consisting of golf courses, pro shops, restaurants and RV areas. The Company believes that the activities of RSI and LP Management Corp. (collectively, "Affiliates") benefit the Company by maintaining and enhancing occupancy at the Properties. The Company accounts for its investment in and advances to Affiliates using the equity method of accounting.

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

          - Utilizing management information systems to evaluate potential acquisitions, identify and track competing properties and monitor resident satisfaction; and

          - Selectively acquiring Communities that have potential for long-term cash flow growth and to create property concentrations in and around major metropolitan areas and retirement destinations to capitalize on operating synergies and incremental efficiencies.

     The Company is committed to enhancing its reputation as the most respected brand name in the industry. Its strategy is to own and operate the highest quality Communities in major metropolitan areas and retirement destinations across the United States. The focus is on creating an attractive residential environment for homeowners by providing a well-maintained, comfortable Community with a variety of organized recreational and social activities and superior amenities. In addition, the Company regularly surveys rental rates of competing properties and conducts satisfaction surveys of residents to determine the factors residents consider most important in choosing a manufactured home community.

FUTURE ACQUISITIONS

     The Company acquired or gained a controlling interest in eighty-eight Properties during 1997 through 1999, more than doubling its portfolio. The Company believes that opportunities for property acquisitions are still available and in general consolidation within the industry will continue
(see -- The Industry -- Industry Consolidation). However, the Company believes that transactions occurring during 1999 and 2000 in the private marketplace are at valuations significantly in excess of the Company's current public market valuation. As a result, during 1999 and 2000 the Company accelerated its stock repurchase program. The Company's Board of Directors continues to review the conditions under which the Company will repurchase its stock. These conditions include, but are not limited to, market price, balance sheet flexibility, other opportunities and capital requirements. (For more information on the Company's stock repurchase program see Note 4 to the accompanying financial statements.) Increasing acceptability of and demand for Site Set homes and continued constraints on development of new Communities continue to add to their attractiveness as an investment. The Company believes it has a competitive advantage in the acquisition of new Communities due to its experienced management, significant presence in major real estate markets and substantial capital resources. The Company is actively seeking to acquire additional Communities and currently is engaged in various stages of negotiations relating to the possible acquisition of a number of Communities.

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

     When evaluating potential acquisitions, the Company will consider such factors as: (i) the replacement cost of the property; (ii) the geographic area and type of property; (iii) the location, construction quality, condition and design of the property; (iv) the current and projected cash flow of the property and the ability to increase cash flow; (v) the potential for capital appreciation of the property; (vi) the terms of tenant leases, including the potential for rent increases; (vii) the potential for economic growth and the tax and regulatory environment of the community in which the property is located; (viii) the potential for expansion of the physical layout of the property and the number of sites; (ix) the occupancy and demand by residents for properties of a similar type in the vicinity and the residents profile; (x) the prospects for liquidity through sale, financing or refinancing of the property; and (xi) competition from existing Communities and the potential for the construction of new Communities in the area. The Company expects to purchase Communities with physical and market characteristics similar to the Properties in its current portfolio.

PROPERTY EXPANSIONS

     Several of the Company's Properties have available land for expanding the number of sites available to be leased to residents. Development of these sites ("Expansion Sites") is predicated by local market conditions and permitted by zoning and other applicable laws. When justified, development of Expansion Sites allows the Company to leverage existing facilities and amenities to increase the income generated from the Properties. Where appropriate, facilities and amenities may be upgraded or added to certain Properties in order to make those Properties more attractive in their markets. The Company's acquisition philosophy has included the desire to own Properties with potential Expansion Site development, and the Company has been successful in acquiring a number of such Properties. Several examples of these Properties include the 1994 acquisition of Bulow Village with potential development of approximately 725 Expansion Sites, the 1997 acquisition of Golf Vista Estates with potential development of approximately 128 Expansion Sites and the acquisition in 1999 of Coquina Crossing with potential development of approximately 393 Expansion Sites, and the acquisition in 2001 of Grand Island and The Lakes at Countrywood with combined potential Expansion Sites of 224 sites.

     Of the Company's 148 Properties, ten may be expanded consistent with existing zoning regulations. In 2002, the Company expects to develop an additional 141 Expansion Sites within three of these Properties. As of December 31, 2001, the Company had approximately 817 Expansion Sites available for occupancy in 24 of the Properties. The Company filled 205 Expansion Sites in 2001 and expects to fill an additional 200 to 250 Expansion Sites in 2002.

LEASES

     The typical lease entered into between the resident and the Company for the rental of a site is for a month-to-month or year-to-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of community rules and regulations or other specified defaults. Non-cancelable long-term leases, with remaining terms ranging up to ten years, are in effect at certain sites within 22 of the Properties. These leases are subject to rental rate increases based on the Consumer Price Index ("CPI"), in some instances taking into consideration certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments are made on an annual basis.

REGULATIONS AND INSURANCE

     General. Communities are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. The Company believes that each Property has the necessary permits and approvals to operate.

     Rent Control Legislation. State and local rent control laws, principally in California and Florida, limit the Company's ability to increase rents and to recover increases in operating expenses and the costs of capital improvements at certain Properties. Enactment of such laws has been considered from time to time in other jurisdictions. The Company presently expects to continue to maintain Communities, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida has enacted a law that generally provides that rental increases must be reasonable. Also, certain jurisdictions in California in which the Company owns Properties limit rent increases to changes in the CPI or some percentage thereof.

     Insurance. Management believes that the Properties are covered by adequate fire, flood, property, earthquake and business interruption insurance (where appropriate) provided by reputable companies and with commercially reasonable deductibles and limits. Due to the lack of available commercially reasonable coverage, the company is self-insured for terrorist incidents. The Company believes its insurance coverage is adequate based on the Company's assessment of the risks to be insured, the probability of loss and the relative cost of available coverage. The Company has obtained title insurance insuring fee title to the Properties in an aggregate amount which the Company believes to be adequate.

                                    INDUSTRY

THE INDUSTRY

     The Company believes that modern Communities, such as the Properties, provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following industry specific reasons:

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

     - Industry Consolidation: According to an industry analyst's industry report, there are approximately 50,000 Communities in the United States, and approximately 6.5% or 3,250 of the Communities have more than 200 sites and would be considered "investment-grade" properties. The five public REITs that own Communities own approximately 532 or about 16% of the "investment-grade" Communities. In addition, based on a report prepared by one analyst, the top 150 owners of Communities own approximately 69% of the "investment-grade" assets. The Company believes that this relatively high degree of fragmentation in the industry provides the Company, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional Communities.

     - Stable Tenant Base: The Company believes that Communities tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) residents own their own homes, (ii) Communities tend to foster a sense of community as a result of amenities such as clubhouses, recreational and social activities and (iii) since moving a Site Set home from one Community to another involves substantial cost and effort, residents often sell their home in-place (similar to site-built residential housing) with no interruption of rental payments.

SITE SET HOUSING

     Based on the current growth in the number of individuals living in Site Set homes, the Company believes that Site Set homes are increasingly viewed by the public as an attractive and economical form of housing. According to the industry's trade association, nearly one in four new single family homes sold in the United States today is Site set.

     The Company believes that the growing popularity of Site Set housing is primarily the result of the following factors:

     - Importance of Home Ownership. According to the Fannie Mae ("FNMA") 2000 National Housing Survey renters' desire to own a home continues to be a top priority. According to the report, "A home is more than merely shelter. Owning a home provides a sense of financial security...Americans view owning a home as the second most important action a person can take to achieve financial security, behind stating an IRA [401(k)] or other type of retirement account.

     - Affordability. For a significant number of persons, Site Set housing represents the only means of achieving home ownership. In addition, the total cost of housing in a Community (home cost, site rent and related occupancy costs) is competitive with and often lower than the total cost of alternative housing, such as apartments and condominiums, and generally substantially lower than "stick-built" residential alternatives.

     - Lifestyle Choice. As the average age of the United States population has increased, Site Set housing has become an increasingly popular housing alternative for retirement and "empty-nest" living. According to FNMA, the surviving baby-boom generation -- the 80 million people born between 1945 and 1964 -- will constitute 18% of the U.S. population within the next 30 years and more than 32 million will reach age 55 within the next ten years. Among those people who are nearing retirement (age 40 to 54), approximately 33% plan on moving upon retirement. The Company believes that Site Set housing is especially attractive to such individuals when located within a Community that offers an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment.

     - Construction Quality. Since 1976, all Site Set housing has been required to meet stringent Federal standards, resulting in significant increases in the quality of the industry's product. The Department of Housing and Urban Development's standards for Site Set housing construction quality are the only Federally regulated standards governing housing quality of any type in the United States. Site Set homes produced since 1976 have received a "red and silver" government seal certifying that they were built in compliance with the Federal code. The code regulates Site Set home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures.

     - Comparability to Site-Built Homes. The Site Set housing industry has experienced a recent trend towards multi-section homes. Many modern Site Set homes are longer (up to 80 feet compared to 50 feet in the 1960's) and wider than earlier models. Many homes have vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single family ranch style site-built homes.

ITEM 2. PROPERTIES

     The Company believes that the Properties provide attractive amenities and common facilities that create a comfortable and attractive Community for the residents, with most offering a clubhouse, a swimming pool, laundry facilities and cable television service. Many also offer additional amenities such as sauna/whirlpool spas, golf courses, tennis, shuffleboard and basketball courts and exercise rooms. Since residents own their homes, it is their responsibility to maintain their homes and the surrounding area. It is management's role to ensure that residents comply with Community policies and to provide maintenance of the common areas, facilities and amenities. The Company holds periodic meetings of its property management personnel for training and implementation of the Company's strategies. The Properties historically have had, and the Company believes they will continue to have, low turnover and high occupancy rates.

     The distribution of the Properties throughout the United States reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of properties outside such markets. The Company's five largest markets of Properties owned are Florida (49 Properties), California (25 Properties), Arizona (17 Properties), Michigan (11 Properties) and Colorado (10 Properties). These markets accounted for 36%, 17%, 9%, 3%, and 10%, respectively, of the Company's total revenues for the year ended December 31, 2001. The Company also has Properties located in the following markets:
Northeast, Northwest, Midwest, and Nevada/Utah/New Mexico. The Company's largest Property, Bay Indies, located in Venice, Florida, accounted for 3% of the Company's total revenues for the year ended December 31, 2001.

     The following tables set forth certain information relating to the Properties owned by the Company as of December 31, 2001, categorized by the Company's major markets. "Core Portfolio" represents an analysis of Properties owned throughout both years of comparison. The table excludes the following RV resort Properties (2,687 sites) at which rents and occupancy vary based on seasonality: Sherwood Forest RV (Kissimmee, Florida); Southern Palms (Eustis, Florida); and Fun & Sun (San Benito, Texas). The table excludes five Properties (1,521 sites) in which the Company has a non-controlling joint venture interest and accounts for using the equity method of accounting.

                                                                     NUMBER                                   MONTHLY       MONTHLY
                                                                    OF SITES     OCCUPANCY     OCCUPANCY     BASE RENT     BASE RENT
                                               LOCATION              AS OF         AS OF         AS OF         AS OF         AS OF
              PROPERTY                        CITY, STATE           12/31/01     12/31/01      12/31/00      12/31/01      12/31/00
              --------                  -----------------------     --------     ---------     ---------     ---------     ---------

                                                          FLORIDA

  NORTHERN, CENTRAL & EASTERN FLORIDA:

Maralago Cay                            Lantana             FL          602         96.3%         95.7%        $417          $405
Brittany Estates                        Tallahassee         FL          299         84.6%         93.6%        $285          $270
Bulow Plantation                        FLagler Beach       FL          276         99.4%(b)      97.8%(b)     $258          $244
Carriage Cove                           Daytona Beach       FL          418         97.4%         98.3%        $399          $370
Coquina Crossing                        St Augustine        FL          361         91.1%(b)      86.8%(b)     $317          $305
Coral Cay                               Margate             FL          819         93.4%         96.3%        $428          $411
Countryside North                       Vero Beach          FL          646         95.7%(b)      95.5%(b)     $315          $298
Fernwood                                Deland              FL           92         94.6%         95.7%        $260          $250
Grand Island                            Grand Island        FL(a)       309         76.4%                      $282
Heritage Village                        Vero Beach          FL          436         97.0%         97.2%        $346          $308
Holiday Village, FL                     Vero Beach          FL          128         78.1%         79.7%        $286          $281
Indian Oaks                             Rockledge           FL          211         96.2%(b)      94.8%(b)     $243          $234
Lakewood Village                        Melbourne           FL          349         95.1%         95.7%        $359          $345
Mid-Florida Lakes                       Leesburg            FL        1,226         91.1%(b)      93.2%(b)     $325          $313
Oak Bend                                Ocala               FL          262         87.4%(b)      84.4%(b)     $250          $239
Pickwick                                Port Orange         FL          432         97.2%         94.9%        $310          $296
Sherwood Forest                         Kissimmee           FL          769         96.6%(b)      94.7%(b)     $334          $319
Spanish Oaks                            Ocala               FL          459         93.9%         93.7%        $301          $281
The Landings                            Port Orange         FL          433         88.9%(b)      89.4%(b)     $308          $293
The Meadows, FL                         Palm Beach Gardens  FL          380         82.6%(b)      81.1%(b)     $331          $314

  TAMPA/NAPLES:

Bay Indies                              Venice              FL        1,309         98.9%         99.9%        $323          $314
Bay Lake Estates                        Nokomis             FL          228         96.1%         98.2%        $370          $354
Boulevard Estates                       Clearwater          FL          297         89.2%         89.6%        $349          $333
Buccaneer                               N. Ft. Myers        FL          971         99.1%         99.3%        $331          $317
Chalet Village                          Tampa               FL           60         90.0%         90.0%        $327          $309
Country Place                           New Port Richey     FL          515         97.9%(b)      90.9%(b)     $237          $230
Down Yonder                             Largo               FL          361         99.4%         98.9%        $375          $356
East Bay Oaks                           Largo               FL          328         97.3%         97.0%        $367          $351
Eldorado Village                        Largo               FL          227         96.0%         96.9%        $370          $356
Friendly Village of Kapok               Clearwater          FL          236         84.3%         84.7%        $349          $341
Hillcrest                               Clearwater          FL          279         84.2%         80.3%        $345          $322
Holiday Ranch                           Largo               FL          150         92.7%         94.0%        $341          $333
Lake Fairways                           N. Ft. Myers        FL          896         99.1%         99.4%        $364          $348
Lake Haven                              Dunedin             FL          379         92.9%         97.6%        $382          $376
Lakes at Countrywood                    Plant City          FL(a)       421         96.5%                      $246
Meadows at Countrywood                  Plant City          FL          736         98.9%         98.8%        $285          $277
Oaks at Countrywood                     Plant City          FL          168         67.9%(b)      64.9%(b)     $248          $231
Pine Lakes                              N. Ft. Myers        FL          584         99.1%         99.8%        $439          $421
Satellite                               Clearwater          FL           87         90.8%         90.8%        $302          $292
The Heritage                            N. Ft. Myers        FL          455         83.5%(b)      79.6%(b)     $306          $290
Windmill Manor                          Bradenton           FL          292         95.9%         96.2%        $357          $340(d)
Windmill Village -- Ft. Myers           N. Ft. Myers        FL          491         98.0%         98.6%        $310          $297
Windmill Village North                  Sarasota            FL          471         98.5%         99.8%        $332          $320
Windmill Village South                  Sarasota            FL          306         99.3%        100.0%        $332          $321
                                                                    -------        -----        ------         ----          ----
  TOTAL FLORIDA MARKET                                               19,154         94.3%         94.7%        $333          $323
                                                                    -------        -----        ------         ----          ----
  FLORIDA MARKET -- CORE PORTFOLIO                                   18,424         94.6%         95.1%        $336          $323
                                                                    -------        -----        ------         ----          ----


                                                                     NUMBER                                   MONTHLY       MONTHLY
                                                                    OF SITES     OCCUPANCY     OCCUPANCY     BASE RENT     BASE RENT
                                               LOCATION              AS OF         AS OF         AS OF         AS OF         AS OF
              PROPERTY                        CITY, STATE           12/31/01     12/31/01      12/31/00      12/31/01      12/31/00
              --------                  -----------------------     --------     ---------     ---------     ---------     ---------

                                                        CALIFORNIA

  NORTHERN CALIFORNIA:

California Hawaiian                     San Jose            CA          419         98.1%(b)      98.1%(b)     $636          $600
Colony Park                             Ceres               CA          186         86.0%         76.9%        $353          $345
Concord Cascade                         Pacheco             CA          283         98.9%         98.9%        $544          $521
Contempo Marin                          San Rafael          CA          396         98.7%         98.7%        $644          $631
Coralwood                               Modesto             CA          194         97.4%         92.8%        $413          $403
Four Seasons                            Fresno              CA          242         73.6%         71.5%        $254          $244
Laguna Lake                             San Luis Obispo     CA          290         99.7%         99.7%        $344          $328
Monte del Lago                          Castroville         CA          314         97.8%(b)      99.4%(b)     $513          $485
Quail Meadows                           Riverbank           CA          146        100.0%         98.6%        $363          $340
Royal Oaks                              Visalia             CA          149         81.9%         83.2%        $273          $258
DeAnza Santa Cruz                       Santa Cruz          CA          198         99.5%        100.0%        $526          $514
Sea Oaks                                Los Osos            CA          125        100.0%        100.0%        $349          $344
Sunshadow                               San Jose            CA          121        100.0%        100.0%        $605          $583
Westwinds (4 Properties)                San Jose            CA          723         98.9%         99.9%        $656          $615

  SOUTHERN CALIFORNIA:

Date Palm Country Club                  Cathedral City      CA          538         95.9%         93.9%        $640          $631
Lamplighter                             Spring Valley       CA          270         98.1%         99.6%        $565          $535
Meadowbrook                             Santee              CA          332         99.1%         99.4%        $603          $590
Rancho Mesa                             El Cajon            CA          158         99.4%         99.4%        $535          $510
Rancho Valley                           El Cajon            CA          140         98.6%         99.3%        $550          $518
Royal Holiday                           Hemet               CA          179         64.2%         72.6%        $277          $259
Santiago Estates                        Sylmar              CA          299         96.0%         94.6%        $617          $591
                                                                    -------        -----        ------         ----          ----
  TOTAL CALIFORNIA MARKET                                             5,702         95.4%         95.2%        $538          $516
                                                                    -------        -----        ------         ----          ----
  CALIFORNIA MARKET -- CORE  PORTFOLIO                                5,702         95.4%         95.2%        $538          $516
                                                                    -------        -----        ------         ----          ----

                                                          ARIZONA

Apollo Village                          Phoenix             AZ          237         91.6%(b)      92.8%(b)     $371          $356
Brentwood Manor                         Mesa                AZ          274         93.8%         94.9%        $456          $431
Carefree Manor                          Phoenix             AZ          128         97.7%         99.2%        $322          $303
Casa del Sol #1                         Peoria              AZ          246         86.6%         94.7%        $422          $407
Casa del Sol #2                         Glendale            AZ          239         94.1%         97.9%        $455          $438
Casa del Sol #3                         Glendale            AZ          238         94.1%         96.2%        $439          $420
Central Park                            Phoenix             AZ          293         95.2%         96.9%        $386          $373
Desert Skies                            Phoenix             AZ          164         97.6%         97.0%        $317          $293
Fairview Manor                          Tucson              AZ          235         91.1%         92.8%        $326          $311
Hacienda de Valencia                    Mesa                AZ          365         85.2%         94.2%        $377          $361
Palm Shadows                            Glendale            AZ          294         90.8%         94.9%        $355          $336
Sedona Shadows                          Sedona              AZ          198         91.4%         88.0%        $327          $306
Sunrise Heights                         Phoenix             AZ          199         90.5%         95.5%        $358          $347
The Mark                                Mesa                AZ          410         91.7%         95.9%        $383          $361
The Meadows                             Tempe               AZ          391         92.3%         98.0%        $439          $416
Whispering Palms                        Phoenix             AZ          116         94.8%         99.1%        $282          $267
                                                                    -------        -----        ------         ----          ----
  TOTAL ARIZONA MARKET                                                4,027         91.9%         95.4%        $385          $367
                                                                    -------        -----        ------         ----          ----
  ARIZONA MARKET -- CORE PORTFOLIO                                    4,027         91.9%         95.4%        $385          $367
                                                                    -------        -----        ------         ----          ----

                                                                      NUMBER                                   MONTHLY      MONTHLY
                                                                     OF SITES     OCCUPANCY     OCCUPANCY     BASE RENT    BASE RENT
                                                LOCATION              AS OF         AS OF         AS OF         AS OF        AS OF
              PROPERTY                         CITY, STATE           12/31/01     12/31/01      12/31/00      12/31/01     12/31/00
              --------                   -----------------------     --------     ---------     ---------     ---------    ---------

                                                          MICHIGAN

Americana Estate                         Kalamazoo           MI          162         88.9%         93.2%        $306          $294
Appletree                                Walker              MI          239         94.1%         96.7%        $334          $318
Brighton Village                         Brighton            MI          197         98.0%         99.0%        $384          $369
College Heights                          Auburn Hills        MI          162         98.8%         98.1%        $392          $372
Creekside                                Wyoming             MI          165         94.5%         97.6%        $374          $356
Groveland Manor                          Holly               MI          186         89.2%         91.4%        $358          $346
Hillcrest Acres                          Kalamazoo           MI          150         94.0%         96.0%        $319          $307
Metro                                    Romulus             MI          227         99.6%         98.7%        $364          $384
Riverview Estates                        Bay City            MI          197         78.2%         78.2%        $259          $249
South Lyon Woods                         South Lyon          MI          211         98.6%         98.1%        $455          $439
Timberland                               Ypsilianti          MI          185         91.9%         91.4%        $343          $332
                                                                     -------        -----        ------         ----          ----
  TOTAL MICHIGAN MARKET                                                2,081         93.4%         94.4%        $359          $344
                                                                     -------        -----        ------         ----          ----
  MICHIGAN MARKET -- CORE
    PORTFOLIO                                                          2,081         93.4%         94.4%        $359          $344
                                                                     -------        -----        ------         ----          ----

                                                          COLORADO

Bear Creek                               Sheridan            CO          124         97.6%        100.0%        $409          $385
Cimarron                                 Broomfield          CO          327         98.2%         99.1%        $417          $391
Golden Terrace                           Golden              CO          265         98.6%         99.2%        $464          $431
Golden Terrace South                     Golden              CO           80         96.3%        100.0%        $441          $407
Golden Terrace West                      Golden              CO          316         98.1%        100.0%        $454          $424
Hillcrest Village                        Aurora              CO          602         95.5%         96.3%        $445          $422
Holiday Hills                            Denver              CO          737         95.4%         97.1%        $437          $412
Holiday Village                          Co. Springs         CO          240         96.7%         96.3%        $427          $403
Pueblo Grande                            Pueblo              CO          252         96.8%         96.8%        $281          $265
Woodland Hills                           Denver              CO          434         97.9%         98.6%        $418          $390
                                                                     -------        -----        ------         ----          ----
TOTAL COLORADO MARKET                                                  3,377         96.8%         97.9%        $424          $399
                                                                     -------        -----        ------         ----          ----
COLORADO MARKET -- CORE PORTFOLIO                                      3,377         96.8%         97.9%        $424          $399
                                                                     -------        -----        ------         ----          ----

                                                          NORTHEAST

Aspen Meadows                            Rehoboth            DE          200         99.5%        100.0%        $262          $250
Camelot Meadows                          Rehoboth            DE          319         99.9%        100.0%        $265          $252
Mariners Cove                            Millsboro           DE          375         89.3%(b)      88.5%(b)     $381          $356
McNicol                                  Rehoboth            DE           93         98.9%         97.8%        $258          $248
Sweetbriar                               Rehoboth            DE          142         98.6%        100.0%        $199          $187
Waterford Estates                        Bear                DE          731         97.4%(b)      96.9%(b)     $398          $379
Whispering Pines                         Lewes               DE          393         95.2%         96.9%        $269          $258
Pheasant Ridge                           Mt. Airy            MD          101         97.0%         99.0%        $453          $424
Brook Gardens                            Lackawanna          NY          424         96.5%         97.2%        $435          $423
Greenwood Village                        Manorville          NY          486         99.4%(b)      97.3%(b)     $389          $366
Green Acres                              Breinigsville       PA          595         96.1%         97.3%        $420          $408
Meadows of Chantilly                     Chantilly           VA          500         96.6%         92.0%        $512          $493
Independence Hill                        Morgantown          WV          203         88.2%         90.1%        $214          $204
                                                                     -------        -----        ------         ----          ----
  TOTAL NORTHEAST MARKET                                               4,562         96.3%         96.0%        $372          $355
                                                                     -------        -----        ------         ----          ----
  NORTHEAST MARKET -- CORE PORTFOLIO                                   4,562         96.3%         96.0%        $372          $355
                                                                     -------        -----        ------         ----          ----


                                                                     NUMBER                                   MONTHLY       MONTHLY
                                                                    OF SITES     OCCUPANCY     OCCUPANCY     BASE RENT     BASE RENT
                                               LOCATION              AS OF         AS OF         AS OF         AS OF         AS OF
              PROPERTY                        CITY, STATE           12/31/01     12/31/01      12/31/00      12/31/01      12/31/00
              --------                  -----------------------     --------     ---------     ---------     ---------     ---------
                                                          MIDWEST

Five Seasons                            Cedar Rapids        IA          390         79.0%(b)      79.7%(b)     $253          $240
Holiday Village, IA                     Soux City           IA          519         80.5%         87.7%        $248          $241
Golf Vista Estates                      Monee               IL          371         88.4%(b)      90.6%(b)     $387          $344
Willow Lake Estates                     Elgin               IL          617         96.8%         97.4%        $624          $583
Burns Harbor Estates                    Chesterton          IN          227         83.7%         89.0%        $305          $287
Oak Tree Village                        Portage             IN          379         90.0%         93.1%        $302          $283
Windsong                                Indianapolis        IN          268         84.0%         91.4%        $292          $277
Camelot Acres                           Burnsville          MN          302         99.8%         99.3%        $417          $390
Royal Village                           Toledo              OH          233         90.1%         89.3%        $319          $300
                                                                    -------        -----        ------         ----          ----
  TOTAL MIDWEST MARKET                                                3,306         88.3%         91.9%        $377          $350
                                                                    -------        -----        ------         ----          ----
  MIDWEST MARKET -- CORE PORTFOLIO                                    3,306         88.3%         91.9%        $377          $350
                                                                    -------        -----        ------         ----          ----

                                                 NEVADA, UTAH, NEW MEXICO

Del Rey                                 Albuquerque         NM          407         84.5%         90.9%        $328          $328
Bonanza                                 Las Vegas           NV          353         75.9%         81.6%        $465          $465
Boulder Cascade                         Las Vegas           NV          298         86.9%         89.3%        $417          $394
Cabana                                  Las Vegas           NV          263         97.3%         98.9%        $432          $415
Flamingo West                           Las Vegas           NV          258         84.1%(b)      80.2%(b)     $430          $406
Villa Borega                            Las Vegas           NV          293         91.1%         95.9%        $421          $402(d)
All Seasons                             Salt Lake City      UT          121         98.3%         97.5%        $328          $315
Westwood Village                        Farr West           UT          314         96.5%(b)      95.2%(b)     $237          $232
                                                                    -------        -----        ------         ----          ----
  TOTAL NEVADA, UTAH, NEW MEXICO
    MARKET                                                            2,307         88.1%         90.6%        $380          $369
                                                                    -------        -----        ------         ----          ----
  NEVADA, UTAH, NEW MEXICO MARKET --
    CORE PORTFOLIO                                                    2,307         88.1%         90.6%        $380          $369
                                                                    -------        -----        ------         ----          ----

                                                         NORTHWEST

Casa Village                            Billings            MT          491         92.3%         98.0%        $282          $272
Falcon Wood Village                     Eugene              OR          183         98.9%         98.4%        $363          $345
Quail Hollow                            Fairview            OR          137         97.8%         98.6%        $442          $426
Shadowbrook                             Clackamas           OR          156         98.7%         99.4%        $444          $429
Kloshe Illahee                          Federal Way         WA          258         99.6%         99.2%        $478          $454
                                                                    -------        -----        ------         ----          ----
  TOTAL NORTHWEST MARKET                                              1,225         96.3%         98.5%        $376          $359
                                                                    -------        -----        ------         ----          ----
  NORTHWEST MARKET -- CORE
    PORTFOLIO                                                         1,225         96.3%         98.5%        $376          $359
                                                                    -------        -----        ------         ----          ----
GRAND TOTAL ALL MARKETS                                              45,741         93.6%         94.7%        $388          $367
                                                                    =======        =====        ======         ====          ====
GRAND TOTAL ALL MARKETS -- CORE
  PORTFOLIO                                                          45,011         93.9%(c)      94.9%(c)     $384          $367
                                                                    =======        =====        ======         ====          ====

---------------

(a) Represents a Property that is not part of the Core Portfolio.

(b) The process of filling Expansion Sites at these Properties is ongoing. A decrease in occupancy may reflect development of additional Expansion Sites.

(c) Changes in total portfolio occupancy include the impact of acquisitions and expansion programs and are therefore not comparable.

(d) During 2001, at certain Properties the amounts charged to residents for utilities were separated ("Unbundled") from their rent charges and recorded as utility income. For comparison purposes an adjustment was made to base rental income for 2000. This adjustment is reflected on this table in the monthly base rent per site amounts for 2000.

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

     Under California Civil Code Section 798.41, DeAnza was required to reduce rent by an amount equal to the average cost of usage over the preceding 12 months. This was done. With respect to water charges, because DeAnza did not want to be regulated by the California Public Utility Commission ("CPUC"), DeAnza relied on California Public Utilities Code Section 2705.5 ("CPUC Section 2705.5") to determine what rates would be charged for water on an ongoing basis without becoming a public utility. DeAnza and the Company interpreted the statute as providing that in a submetered mobile home park, the property owner is not subject to regulation and control of the CPUC so long as the users are charged what they would be charged by the utility company if users received their water directly from the utility company. In Santa Cruz, customers receiving their water directly from the City's water utility were charged a certain lifeline rate for the first 400 ccfs of water and a greater rate for usage over 400 ccfs of water, a readiness to serve charge of $7.80 per month and tax on the total. In reliance on CPUC Section 2705.5, DeAnza implemented its billings on this schedule notwithstanding that it did not receive the discount for the first 400 ccfs of water because it was a commercial and not a residential customer.

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

     In August 1994, when the Company acquired the Property, the Company reviewed the respective legal positions of the Santa Cruz Homeowners Association ("HOA") and DeAnza and concurred with DeAnza. DeAnza's reliance on CPUC Section 2705.5 made both legal and practical sense in that residents paid only what they would pay if they lived in a residential neighborhood within the City and permitted DeAnza to recoup part of the expenses of operating a submetered system through the readiness to serve charge.

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

     On March 20, 1998, the court of appeal issued the writ of mandate requested by the Company on the grounds that the hearing officer had improperly calculated the amount of the rebate (meaning the Company had correctly calculated the rent credits), but also ruling that the hearing officer was correct when he found that the readiness to serve charge and tax thereon as charged by DeAnza and the Company were an inappropriate rent increase. The decision primarily reflected the court of appeal's view that CPUC Section 2705.5 operated as a ceiling and that California Civil Code Section 798.41 allowed for a charge based on actual costs, including costs of administration, operation and maintenance of the system, but that the Company had not to provide evidence of such costs. The court of appeal further agreed with the Company that the City's hearing officer did not have the authority under California Civil Code Section 798.41 to establish rates that could be charged in the future.

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

     On April 19, 1999, the trial court denied all of the Company's and DeAnza's post-trial motions for judgement notwithstanding the verdict, new trial and remittur. The trial court also awarded $700,000 of attorneys' fees to plaintiffs. The Company appealed the jury verdict and attorneys' fees award (which also accrues interest at the statutory rate of 10.0% per annum). The Company bonded the judgment pending appeal in accordance with California procedural rules, which require a bond equal to 150% of the amount of the judgment. Post-judgment interest will accrue at the statutory rate of 10.0% per annum.

     On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgement interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the MRL. The decision of the appellate court left the HOA with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. The HOA has filed in Superior Court, seeking statutory penalties and attorneys' fees, which may be heard in late March, 2002. The Company intends to vigorously defend itself against these claims.

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

     In a separate matter, in December 2000 the HOA and certain individual residents of the Property filed a complaint in the Superior Court of California, County of Santa Cruz (No. CV 139825) against the Company, certain affiliates of the Company and certain employees of the Company. The new lawsuit seeks damages, including punitive damages, for intentional infliction of emotional distress, unfair business practices, and unlawful retaliation purportedly arising from allegedly retaliatory rent increases which were noticed by the Company to certain residents in September 2000. The Company believes that the residents who received rent increase notices with respect to rent increases above those permitted by the local rent control ordinance were not covered by the ordinance either because they did not comply with the provisions of the ordinance or because they are exempted by state law. On December 29, 2000, the Superior Court of California, County of Santa Cruz enjoined such rent increases. The Company intends to vigorously defend the matter, which may go to trial in the summer of 2002.

 ELLENBURG COMMUNITIES

     The Company and certain other parties entered into a settlement agreement ("the Settlement"), which was approved by the Los Angeles County Superior Court in April 2000. The Settlement resolved substantially all of the litigation and appeals involving the Ellenburg Properties, and transactions arising out of the settlement closed on May 22, 2000 (see Note 5). Only the appeals of the two entities remain, neither of which is expected to materially affect the Company.

     In connection with the Ellenburg Acquisition, on September 8, 1999, Ellenburg Fund 20 ("Fund 20") filed a cross complaint in the Ellenburg dissolution proceeding against the Company and certain of its affiliates alleging causes of action for fraud and other claims in connection with the Ellenburg acquisition. The Company subsequently successfully had the cross complaint against the Company and its affiliates dismissed with prejudice by the California Superior Court. However, Fund 20 has appealed. This appeal was one not resolved by the Settlement. The Company believes Fund 20's allegations are without merit and will vigorously defend itself.

     In October 2001, Fund 20 sued the Company and certain of its affiliates again, this time in Almeda County, California making substantially the same allegations. The Company obtained an injunction preventing the case from proceeding until the Fund 20 appeal is decided and other related proceedings in Arizona (from which the Company has already been dismissed with prejudice) are concluded.

 CANDLELIGHT PROPERTIES, L.L.C

     In 1996, 1997 and 1998, the Lending Partnership made loans to Candlelight Properties, L.L.C. ("Borrower") in the aggregate principal amount of $8,050,000 (collectively, the "Loan". The Loan was secured by a mortgage on Candlelight Village ("Candlelight"), a Property in Columbus, Indiana, and was guaranteed by Ronald E. Farren, the 99% owner of Borrower. The Company accounted for the Loan as an investment in real estate and, accordingly, Candlelight's rental revenues and operating costs were included with the Company's rental revenues and operating costs for financial reporting purposes. Concurrently with the funding of the Loan, Borrower granted the Operating Partnership the option to acquire Candlelight upon the maturity of the Loan. The Operating Partnership notified Borrower that it was exercising its option to acquire Candlelight in March 1999, and the Loan subsequently matured on May 3, 1999. However, Borrower failed to repay the Loan and refused to convey Candlelight to the Operating Partnership.

     Borrower filed suit in the Circuit Court of Bartholomew County, Indiana ("Court") on May 5, 1999, seeking declaratory judgment on the validity of the exercise of the option. The Lending Partnership filed suit in the Court the next day, seeking to foreclose its mortgage, and the suits were consolidated by the Court.

     On September 20, 2001, the parties entered into a settlement agreement providing for a cash payment of $10.8 million to the Lending Partnership and dismissal with prejudice of all litigation among the parties and their affiliates, among other terms. The closing under the Settlement Agreement occurred on October 5, 2001. The Company accounted for the Settlement as a disposition of the property.

 WESTWINDS

     The Operating Partnership is the ground lessee ("Lessee") of certain property in San Jose, California under ground leases ("Leases") from the Nicholson Family Trust ("Lessor"). On February 13, 2001, Lessor filed a petition for arbitration of disputes over whether certain items constitute "gross revenue" under the Leases in which petition Lessor seeks damages and termination of the Leases. Lessee responded on March 12, 2001 disputing Lessor's contentions. Lessor claims that "gross revenue" for the purpose of calculating percentage rent owing to Lessor under the ground leases includes certain amounts Lessee has recouped from tenants of the Property (who are protected by rent control) related to ground rent already paid to Lessor. Lessee has successfully been able to pass-through to tenants at the property increases in ground rent under the Leases. Lessee contends that this pass-through results in reimbursement of lease expense, not "gross revenue." Lessor also contends that the "net income" of RSI. from the Property should be included in the gross revenue calculation. Lessee disputes this for many reasons, including, but not limited to, the fact that RSI is not a lessee under the Leases, the sales activity is not conducted by Lessee, and RSI is a separate company from Lessee.

     Lessor's motion for summary judgment on the pass-through issue was denied by an arbitration panel on November 2, 2001. Lessor and Lessee have agreed to mediate the dispute prior to arbitration. The Company does not believe that the amounts in question are material even if resolved against the Lessee and, based upon advice of counsel, does not believe that the Lessor will be successful in terminating the Leases.

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

                                                               DISTRIBUTIONS     RETURN OF CAPITAL
                         CLOSE         HIGH         LOW            MADE            GAAP BASIS(A)
                        --------     --------     --------     -------------     -----------------
2001

1st Quarter             $27.0000     $28.7500     $25.8800       $  .4450             $  .00
2nd Quarter              28.1000      28.2000      26.4800          .4450                .16
3rd Quarter              30.4200      30.4200      28.0500          .4450                .16
4th Quarter              31.2100      31.6400      30.0000          .4450                .11

2000

1st Quarter             $23.1250     $25.7500     $22.2500       $  .4150             $  .14
2nd Quarter              23.9375      25.7500      23.0625          .4150                .00
3rd Quarter              25.0000      25.2500      23.5000          .4150                .17
4th Quarter              29.0000      29.1250      24.3125          .4150                .12


(a) Represents distributions per share in excess of net income per share-basic on a GAAP basis and is not the same as return of capital on a tax basis.

     The number of beneficial holders of the Company's common stock at December 31, 2001 was approximately 4,400.

                      MANUFACTURED HOME COMMUNITIES, INC.
                 CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
         (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AND PROPERTY DATA)

ITEM 6.  SELECTED FINANCIAL AND OPERATING INFORMATION

     The following table sets forth selected financial and operating information on a historical basis for the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from the historical Financial Statements of the Company audited by Ernst & Young LLP, independent auditors.

                                                                                    (1) YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------------------------------
                                                                     2001         2000         1999         1998         1997
                                                                  ----------   ----------   ----------   ----------   ----------
                                                                                       (DOLLARS IN THOUSANDS)
OPERATING DATA:
REVENUES

  Base rental income...........................................    $195,644     $189,481     $181,672     $165,340     $108,984
  RV base rental income........................................       5,748        7,414        9,526        7,153           --
  Utility and other income.....................................      22,014       20,366       20,096       18,219       11,785
  Equity in income of affiliates...............................       1,811        2,408        2,065        1,070          800
  Interest income..............................................         639        1,009        1,669        3,048        1,941
                                                                   --------     --------     --------     --------     --------
    Total revenues.............................................     225,856      220,678      215,028      194,830      123,510
                                                                   --------     --------     --------     --------     --------
EXPENSES

  Property operating and maintenance...........................      62,008       59,199       58,038       53,064       32,343
  Real estate taxes............................................      17,420       16,888       16,460       14,470        8,352
  Property management..........................................       8,984        8,690        8,337        7,108        5,079
  General and administrative...................................       6,687        6,423        6,092        5,411        4,559
  Interest and related amortization............................      51,305       53,280       53,775       49,693       21,753
  Depreciation on corporate assets.............................       1,243        1,139        1,005          995          590
  Depreciation on real estate assets and other costs...........      34,833       34,411       34,486       28,426       17,365
                                                                   --------     --------     --------     --------     --------
    Total expenses.............................................     182,480      180,030      178,193      159,167       90,041
                                                                   --------     --------     --------     --------     --------
  Income from operations.......................................      43,376       40,648       36,835       35,663       33,469
  Gain on sale of property and other...........................       8,168       12,053           --           --           --
                                                                   --------     --------     --------     --------     --------
  Income before allocation to minority interests
    and extraordinary loss on early extinguishment of debt.....      51,544       52,701       36,835       35,663       33,469
  (Income) allocated to Common OP Units........................      (8,209)      (8,463)      (6,219)      (6,733)      (4,373)
  (Income) allocated to Perpetual Preferred OP Units...........     (11,252)     (11,252)      (2,844)          --           --
                                                                   --------     --------     --------     --------     --------
  Income before extraordinary loss on early
    extinguishment of debt.....................................      32,083       32,986       27,772       28,930       29,096
  Extraordinary loss on early extinguishment of
    debt (net of $264 and $105 allocated to
    minority interests)........................................          --       (1,041)          --           --         (451)
                                                                   --------     --------     --------     --------     --------
    NET INCOME.................................................    $ 32,083     $ 31,945     $ 27,772     $ 28,930     $ 28,645
                                                                   ========     ========     ========     ========     ========
  Net income per Common Share before extraordinary
    item -- basic..............................................    $   1.53     $   1.54     $   1.10     $   1.13     $   1.18
                                                                   ========     ========     ========     ========     ========
  Net income per Common Share before extraordinary
    item -- diluted............................................    $   1.49     $   1.51     $   1.09     $   1.12     $   1.16
                                                                   ========     ========     ========     ========     ========
  Net income per Common Share -- basic.........................    $   1.53     $   1.49     $   1.10     $   1.13     $   1.16
                                                                   ========     ========     ========     ========     ========
  Net income per Common Share -- diluted.......................    $   1.49     $   1.46     $   1.09     $   1.12     $   1.15
                                                                   ========     ========     ========     ========     ========
  Dividend declared per Common Share...........................    $   1.78     $   1.66     $   1.55     $   1.45     $   1.32
                                                                   ========     ========     ========     ========     ========
  Weighted average Common Shares outstanding -- basic..........      21,036       21,469       25,224       25,626       24,689
  Weighted average Common OP Units outstanding.................       5,466        5,592        5,704        5,955        3,749
  Weighted average Common Shares outstanding -- diluted........      27,010       27,408       31,252       31,962       28,762

                      MANUFACTURED HOME COMMUNITIES, INC.
                 CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
                                  (CONTINUED)
         (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AND PROPERTY DATA)



                                                                            (1) AS OF DECEMBER 31,
                                                      ------------------------------------------------------------------
                                                         2001          2000          1999          1998          1997
                                                      -----------   -----------   -----------   -----------   ----------
BALANCE SHEET DATA:

  Real estate, before accumulated depreciation(2)...  $1,238,138    $1,218,176    $1,264,343    $1,237,431    $ 936,318
  Total assets......................................   1,099,963     1,104,304     1,160,338     1,176,841      864,365
  Total mortgages and loans.........................     708,857       719,684       725,264       750,849      495,172
  Minority interests................................     171,147       171,271       179,397        70,468       67,453
  Stockholders' equity..............................     175,150       168,095       211,401       310,441      280,575

OTHER DATA:

  Funds from operations(3)..........................  $   66,957    $   63,807    $   68,477    $   64,089    $  50,834
  Net cash flow:
     Operating activities...........................  $   80,708    $   68,001    $   72,580    $   71,977    $  54,581
     Investing activities...........................  $  (23,067)   $   23,102    $  (37,868)   $ (262,762)   $(239,445)
     Financing activities...........................  $  (59,134)   $  (94,932)   $  (41,693)   $  203,533    $ 185,449
  Total Properties (at end of period)(4)............         148           154           157           154          121
  Total sites (at end of period)....................      50,761        51,452        54,002        53,009       44,108
  Total sites (weighted average)(5).................      46,243        46,964        46,914        43,932       29,323

---------------

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

(4) During the year ended December 31, 1997, 39 Properties were acquired; net operating income attributable to such Properties during 1997 was approximately $3.8 million, which included approximately $1.7 million of depreciation and amortization expense. During the year ended December 31, 1998, 41 Properties were acquired; net operating income attributable to such Properties during 1998 was approximately $7.6 million, which included approximately $3.9 million of depreciation and amortization expense. During the year ended December 31, 1999, two Properties were acquired; net operating income attributable to such Properties during 1999 was approximately $87,000, which included approximately $104,000 of depreciation expense. During the year ended December 31, 2000, three Properties and a water and wastewater treatment company were sold; net operating income attributable to such Properties during 2000 was approximately $1.6 million, which included approximately $623,000 of depreciation expense. During the year ended December 31, 2001, two Properties were purchased; net operating income attributable to such Properties during 2001 was approximately $1.3 million, which included approximately $396,000 of depreciation expense. Also during the year ended December 31, 2001, eight Properties were sold; net operating income attributable to such Properties during 2001 was $1.0 million, which included approximately $235,000 of depreciation expense.

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

RESULTS OF OPERATIONS

  PROPERTY ACQUISITIONS, JOINT VENTURES AND DISPOSITIONS

     The following chart lists the Properties acquired or sold since January 1, 1999. The Company defines its core Community portfolio ("Core Portfolio") as Properties owned throughout both periods of comparison. Excluded from the Core Portfolio are any Properties acquired or sold during the period and also any recreational vehicle ("RV") Properties which, together, are referred to as the "Non-Core" Properties.

                         PROPERTY                           TRANSACTION DATE    SITES
                         --------                           ----------------    ------

TOTAL SITES AS OF JANUARY 1, 1999.........................                      53,009

ACQUISITIONS:

  The Meadows.............................................  April 1, 1999          380
  Coquina Crossing........................................  July 23, 1999          270
  Grand Island (f.k.a. Golden Lakes)......................  January 3, 2001        421
  Lakes at Countrywood (f.k.a. Chain O' Lakes)............  January 3, 2001        309
  Bulow Resort RV.........................................  July 1, 2001           352

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES:

  Lakeshore Communities (2 properties)....................  1999                   343

EXPANSION SITE DEVELOPMENT:

  Sites added in 1999.....................................                          --
  Sites added in 2000.....................................                         108
  Sites added in 2001.....................................                         143

DISPOSITIONS:

  Garden West Office Plaza................................  October 26, 1999        --
  FFEC-Six (water and wastewater service company).........  February 29, 2000       --
  Mesa Regal RV Resort....................................  May 22, 2000        (2,005)
  Naples Estates..........................................  May 22, 2000          (484)
  Mon Dak.................................................  May 22, 2000          (219)
  Dellwood Estates........................................  February 13, 2001     (136)
  Briarwood...............................................  February 13, 2001     (166)
  Bonner Springs..........................................  February 13, 2001     (211)
  Carriage Park...........................................  February 13, 2001     (143)
  North Star..............................................  February 13, 2001     (219)
  Quivira Hills...........................................  February 13, 2001     (142)
  Rockwood................................................  February 13, 2001     (264)
  Candlelight.............................................  October 5, 2001       (585)
                                                                                ------
TOTAL SITES AS OF DECEMBER 31, 2001..........................................   50,761
                                                                                ======

TRENDS

     Occupancy in the Company's Properties as well as the ability to increase rental rates directly affects revenues. In 2001, occupancy in the Company's Core Portfolio has remained relatively stable. Also during 2001, average monthly base rental rates for the Core Portfolio increased approximately 4.5%. The Company believes these trends will continue through 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     The Company periodically evaluates its long-lived assets, including its investments in real estate for impairment indicators. The judgments regarding the existence of impairment indicators, are based on factors such as operational performance, market conditions and legal factors. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.

     The valuation of financial instruments under SFAS No. 107 and SFAS No. 133 requires the Company to make estimates and judgments that affect the fair value of the instruments. The Company, where possible, bases the fair values of its financial instruments, including its derivative instrument, on listed market prices and third party quotes. Where these are not available, the Company bases its estimates on other factors relevant to the financial instrument.

 COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

     Since December 31, 1999, the gross investment in real estate increased from $1,264 million to $1,238 million as of December 31, 2001, due primarily to the aforementioned acquisitions and dispositions of Properties during the period. The total number of sites owned or controlled decreased from 54,002 as of December 31, 1999 to 50,761 as of December 31, 2001.

     The following table summarizes certain financial and statistical data for the Core Portfolio and the Total Portfolio for the years ended December 31, 2001 and 2000.

                                                CORE PORTFOLIO                              TOTAL PORTFOLIO
                                   -----------------------------------------   -----------------------------------------
                                                         INCREASE/      %                            INCREASE/      %
(dollars in thousands)               2001       2000     (DECREASE)   CHANGE     2001       2000     (DECREASE)   CHANGE
                                   --------   --------   ----------   ------   --------   --------   ----------   ------
                                                                  (DOLLARS IN THOUSANDS)
Base rental income(1)............  $192,160   $183,615     $8,545       4.7%   $195,644   $189,064    $ 6,580       3.5%
Utility and other income.........    20,222     18,664      1,558       8.3%     27,762     28,197       (435)     (1.5%)
Equity in income of affiliates...        --         --         --         --      1,811      2,408       (597)    (24.8%)
Interest income..................        --         --         --         --        639      1,009       (370)    (36.7%)
                                   --------   --------     ------     ------   --------   --------    -------     ------
  Total revenues.................   212,382    202,279     10,103       5.0%    225,856    220,678      5,178       2.3%

Property operating and
  maintenance....................    57,787     54,150      3,637       6.7%     62,008     59,199      2,809       4.7%
Real estate taxes................    16,773     16,321        452       2.8%     17,420     16,888        532       3.2%
Property management..............     8,594      8,121        473       5.8%      8,984      8,690        294       3.4%
General and administrative.......        --         --         --         --      6,687      6,423        264       4.1%
                                   --------   --------     ------     ------   --------   --------    -------     ------
  Total operating expenses.......    83,154     78,592      4,562       5.8%     95,099     91,200      3,899       4.3%
                                   --------   --------     ------     ------   --------   --------    -------     ------
Income from operations before
  interest, depreciation and
  amortization expenses..........   129,228    123,687      5,541       4.5%    130,757    129,478      1,279       1.0%
Interest and related
  amortization...................        --         --         --         --     51,305     53,280     (1,975)     (3.7%)
Depreciation on corporate
  assets.........................        --         --         --         --      1,243      1,139        104       9.1%
Property depreciation and
  other..........................    32,243     30,792      1,451       4.7%     34,833     34,411        422       1.2%
                                   --------   --------     ------     ------   --------   --------    -------     ------
  Income from operations(2)......  $ 96,985   $ 92,895     $4,090       4.4%   $ 43,376   $ 40,648    $ 2,728       6.7%
                                   ========   ========     ======     ======   ========   ========    =======     ======
Site and Occupancy
  Information(3):

Average total sites..............    44,966     44,828        138       0.3%     46,243     46,964       (721)     (1.5%)
Average occupied sites...........    42,384     42,320         61       0.2%     43,576     44,325       (749)     (1.7%)
Occupancy %......................     94.3%      94.4%      (0.1%)     (0.1%)     94.2%      94.4%      (0.2%)     (0.2%)
Monthly base rent per site.......  $ 377.82   $ 361.47     $16.35       4.5%   $ 374.15   $ 355.45    $ 18.70       5.3%

Total sites as of December 31,...    45,011     44,868        143       0.3%     45,743     46,734       (991)     (2.1%)

Total occupied sites as of
  December 31,...................    42,243     42,529       (286)     (0.7%)    42,887     44,270     (1,383)     (3.1%)

---------------

(1) During 2001, at certain Properties the amounts charged to residents for utilities were separated ("Unbundled") from their base rent charges and recorded as utility income. For comparison purposes, a reclassification was made to base rental income for 2000 on this table. This reclassification is also reflected in the monthly base rent per site amounts for 2000.

(2) Income from operations for the Core Portfolio does not include an allocation of income from affiliates, interest income, corporate general and administrative expense, interest expense and related amortization or depreciation on corporate assets.

(3) Site and occupancy information does not include the Properties owned through unconsolidated joint ventures or the RV Properties.

 Revenues

     The 4.7% increase in base rental income for the Core Portfolio reflects a 4.5% increase in monthly base rent per site coupled with a 0.2% increase in average occupied sites. The increase in utility and other income for the Core Portfolio is due primarily to increases in pass through items such as utilities and real estate taxes -- which resulted from higher expenses for these items. For the Total Portfolio, changes in base rental income and utility and other income generally reflect those of the Core Portfolio and the effect of acquisition and disposition of the Non-Core Properties.

     Equity in income of affiliates decreased 24.8%, reflecting lower sales volumes. Combined home sales revenue decreased approximately $4.0 million, of which $3.3 million is attributable to a decline in new home inventory sales volume. Sales volumes for new home inventory, used home inventory and brokered home sales were 485, 250 and 1,114, respectively, for the year ended December 31, 2001, and 535, 290 and 1,271, respectively, for the year ended December 31, 2000.

     The decrease in interest income is primarily due to the repayment of certain notes receivable, fewer short-term investments and lower interest rates. Short-term investments had average balances for the years ended December 31, 2001 and 2000 of approximately $1.9 million and $1.5 million, respectively, which earned interest income at an effective rate of 3.8% and 6.0% per annum, respectively.

 Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in utility expenses passed through and included in utility income. Expenses for the Core Portfolio also reflect increases in payroll and property insurance expenses. Core Portfolio real estate taxes increased 2.8% generally due to higher assessed values on certain Properties. The increase in Total Portfolio property operating and maintenance expense and real estate taxes is also impacted by acquisition and disposition of Non-Core Properties. Property management expense allocated to the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, increased 5.8%.

     General and administrative expenses ("G&A") increased 4.1% due to increased public company costs and related expenses and promotional costs. G&A for 2001 includes a charge for additional amortization of deferred compensation offset by a reversal of legal expenses previously accrued related to the Ellenburg settlement.

     Interest and related amortization decreased due to lower interest rates during the period. The weighted average outstanding debt balances for the years ended December 31, 2001 and 2000 were $713.2 million and $707.5 million, respectively. The effective interest rate was 7.0% and 7.4% per annum for the years ended December 31, 2001 and 2000, respectively.

     Depreciation on corporate assets increased due to fixed asset additions related to information and communication systems. Depreciation on real estate assets and other costs increased due primarily to the acquisition and disposition of Non-Core Properties.

 COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

     Since December 31, 1998, the gross investment in real estate decreased from $1,237 million to $1,218 million as of December 31, 2000, due primarily to the aforementioned acquisitions and dispositions of Properties during the period. The total number of sites owned or controlled decreased from 53,009 as of December 31, 1998 to 51,452 as of December 31, 2000.

     The following table summarizes certain financial and statistical data for the Core Portfolio and the Total Portfolio for the years ended December 31, 2000 and 1999.

                                                CORE PORTFOLIO                              TOTAL PORTFOLIO
                                   -----------------------------------------   -----------------------------------------
                                                         INCREASE/      %                            INCREASE/      %
(dollars in thousands)               2000       1999     (DECREASE)   CHANGE     2000       1999     (DECREASE)   CHANGE
                                   --------   --------   ----------   ------   --------   --------   ----------   ------
                                                                  (DOLLARS IN THOUSANDS)
Base rental income...............  $186,148   $178,095     $8,053       4.5%   $189,481   $181,672    $ 7,809       4.3%
Utility and other income.........    17,986     17,436        550       3.2%     27,780     29,622     (1,842)     (6.2%)
Equity in income of affiliates...        --         --         --         --      2,408      2,065        343      16.6%
Interest income..................        --         --         --         --      1,009      1,669       (660)    (39.5%)
                                   --------   --------     ------     ------   --------   --------    -------     ------
  Total revenues.................   204,134    195,531      8,603       4.4%    220,678    215,028      5,650       2.6%

Property operating and
  maintenance....................    54,358     52,096      2,262       4.3%     59,199     58,038      1,161       2.0%
Real estate taxes................    16,186     15,811        375       2.4%     16,888     16,460        428       2.6%
Property management..............     8,194      7,725        469       6.1%      8,690      8,337        353       4.2%
General and administrative.......        --         --         --         --      6,423      6,092        331       5.4%
                                   --------   --------     ------     ------   --------   --------    -------     ------
  Total operating expenses.......    78,738     75,632      3,106       4.1%     91,200     88,927      2,273       2.6%
                                   --------   --------     ------     ------   --------   --------    -------     ------
Income from operations before
  interest, depreciation and
  amortization expenses..........   125,396    119,899      5,497       4.6%    129,478    126,101      3,377       2.7%
Interest and related
  amortization...................        --         --         --         --     53,280     53,775       (495)     (0.9%)
Depreciation on corporate
  assets.........................        --         --         --         --      1,139      1,005        134      13.3%
Property depreciation and
  other..........................    31,366     30,912        454       1.5%     34,411     34,486        (75)     (0.2%)
                                   --------   --------     ------     ------   --------   --------    -------     ------
  Income from operations(1)......  $ 94,030   $ 88,987     $5,043       5.7%   $ 40,648   $ 36,835    $ 3,813      10.4%
                                   ========   ========     ======     ======   ========   ========    =======     ======
Site and Occupancy
  Information(2):

Average total sites..............    45,894     45,810         84       0.2%     46,964     46,914         50       0.1%
Average occupied sites...........    43,410     43,138        272       0.6%     44,325     44,110        215       0.5%
Occupancy %......................     94.6%      94.2%       0.4%       0.4%      94.4%      94.0%       0.4%       0.4%
Monthly base rent per site.......  $ 357.35   $ 344.04     $13.31       3.9%   $ 356.24   $ 343.22    $ 13.02       3.8%

Total sites as of December 31,...    45,902     45,808         94       0.2%     46,734     47,284       (550)     (1.2%)

Total occupied sites as of
  December 31,...................    43,595     43,289        306       0.7%     44,270     44,555       (285)     (0.6%)

---------------

(1) Income from operations for the Core Portfolio does not include an allocation of income from affiliates, interest income, corporate general and administrative expense, interest expense and related amortization or depreciation on corporate assets.

(2) Site and occupancy information does not include the five Properties owned through joint ventures or the three RV properties.

 Revenues

     The 4.5% increase in base rental income for the Core Portfolio reflects a 3.9% increase in monthly base rent per site coupled with a 0.6% increase in average occupied sites. The 4.3% increase in base rental income for the Total Portfolio reflects a 3.8% increase in monthly base rent per site coupled with a 0.5% increase in average occupied sites and also reflects the acquisition and disposition of Non-Core Properties. The increase in utility and other income for the Core Portfolio is due primarily to increases in pass through items such as utilities and real estate taxes -- which resulted from higher expenses for these items. The decrease in Total Portfolio utility and other income is due primarily to the sale of Mesa Regal RV resort and other changes in the Non-Core Properties. Also included in other income is a gain on the sale of the FFEC-Six water and wastewater treatment company of $719,000, partially offset by an impairment loss on the DeAnza Santa Cruz water and wastewater service company of $701,000.

     The decrease in interest income is primarily due to the repayment of certain notes receivable and fewer short-term investments. Short-term investments had average balances for the years ended December 31, 2000 and 1999 of approximately $1.5 million and $2.8 million, respectively, which earned interest income at an effective rate of 6.0% and 6.3% per annum, respectively.

 Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in utility expenses passed through and included in utility income. Expenses for the Core Portfolio also reflect increases in repairs and maintenance expense, payroll and property general and administrative expenses partially offset by decreased insurance and other expenses. Core Portfolio real estate taxes increased 2.4% generally due to higher property assessments on certain Properties. The increase in Total Portfolio property operating and maintenance expense and real estate taxes is also impacted by acquisition and disposition of Non-Core Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, increased 6.1%.

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

LIQUIDITY AND CAPITAL RESOURCES

 LIQUIDITY

     As of December 31, 2001, the Company had $1.4 million in cash and cash equivalents and $133.8 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.

     In order to qualify as a REIT for federal income tax purposes, the Company must distribute 95% or more of its taxable income (excluding capital gains). The following distributions have been declared and/or paid to common stockholders and minority interests since January 1, 1999.



     DISTRIBUTION                 FOR THE                SHAREHOLDER
   AMOUNT PER SHARE            QUARTER ENDING            RECORD DATE             PAYMENT DATE
  -----------------          ------------------       ------------------       ----------------
       $0.3875                   March 31, 1999           March 26, 1999          April 9, 1999
       $0.3875                    June 30, 1999            June 25, 1999           July 9, 1999
       $0.3875               September 30, 1999       September 24, 1999        October 8, 1999
       $0.3875                December 31, 1999        December 31, 1999       January 14, 2000
-----------------------------------------------------------------------------------------------
       $0.4150                   March 31, 2000           March 31, 2000         April 14, 2000
       $0.4150                    June 30, 2000            June 30, 2000          July 14, 2000
       $0.4150               September 30, 2000       September 29, 2000       October 13, 2000
       $0.4150                December 31, 2000        December 29, 2000       January 12, 2001
-----------------------------------------------------------------------------------------------
       $0.4450                   March 31, 2001           March 30, 2001         April 13, 2001
       $0.4450                    June 30, 2001            June 29, 2001          July 13, 2001
       $0.4450               September 30, 2001       September 28, 2001       October 12, 2001
       $0.4450                December 31, 2001        December 28, 2001       January 11, 2002

     The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid quarterly on the last calendar day of each quarter beginning December 31, 1999. The Company expects to continue to make regular quarterly distributions and has set its 2002 distribution to common stockholders at $1.90 per share per annum.

 MORTGAGES AND CREDIT FACILITIES

     On October 29, 2001, the Company entered into an interest rate swap agreement, fixing the London Interbank Offered Rate ("LIBOR") on $100 million of the Company's floating rate debt at approximately 3.7% per annum for the period October 2001 through August 2004. The terms of the swap require monthly settlements on the same dates interest payments are due on the debt. In accordance with SFAS No. 133 as herein defined, the interest rate swap will be reflected at market value. The Company believes the swap is a perfectly effective cash flow hedge, under SFAS No. 133 and there will be no effect on net income as a result of the mark-to-market adjustments.

     During the year ended December 31, 2001, the Company borrowed $46.0 million on its line of credit and paid down $89.7 million on the line of credit. The line of credit bears interest at a per annum rate of LIBOR plus 1.125%.

     In July of 2001, the Company paid off three maturing mortgages in the amount of $12.1 million. The payoffs were funded with borrowings on the line of credit.

     On August 3, 2001, the Company entered into a $50.0 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owned by MHC Stagecoach, L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures August 31, 2011. Proceeds from the financing were used to reduce borrowings on the line of credit by $37.9 million.

     On February 24, 2000, the Company entered into mortgage agreements collateralizing two Properties for a total of $14.6 million. The mortgage notes mature on March 1, 2010, amortize beginning March 1, 2000 over 30 years and bear interest at a rate of approximately 8.3% per annum.

     On April 3, 2000, the Company extended to April 3, 2002 the maturity of its $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at a per annum rate of LIBOR plus 1.0%. On February 8, 2002, the Company entered into a term loan credit agreement with the same group of banks, which extended the Term Loan to August 9, 2005.

     On June 30, 2000, the Company obtained $110 million in debt financing consisting of two mortgage notes -- one for $94.3 million and one for $15.7 million -- secured by seven Properties. The proceeds of the financing were used to repay $60 million of mortgage debt secured by the seven Properties, to repay amounts outstanding under the Company's line of credit and for working capital purposes. The Company recorded a $1.0 million extraordinary loss (net of $264,000 allocated to Minority Interests) in connection with the early repayment of the $60 million of mortgage debt.

     On August 9, 2000, the Company amended its unsecured line of credit with a bank (the "Credit Agreement") bearing interest at a per annum rate of LIBOR plus 1.125%. Among other things, the amendment lowered the total facility under the Credit Agreement to $150 million and extended the maturity to August 9, 2003. The Company pays a quarterly fee on the average unused amount of such credit equal to 0.15% of such amount. As of December 31, 2001, $133.8 million was available under the Credit Agreement.

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

 ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

     On September 4, 1997, the Company entered into a portfolio purchase agreement (as amended by a supplemental agreement on December 17, 1997) to acquire 37 manufactured home communities (the "Ellenburg Communities") from partnerships having Ellenburg Capital Corporation ("ECC") as the general partner, for a purchase price in excess of $300 million. During 1997 and 1998, the Company closed on the acquisition of 31 of the Ellenburg Communities for an aggregate purchase price of approximately $278 million and gained control of an additional five Ellenburg Communities with acquisition advances of approximately $57 million to the partnerships which owned such Ellenburg Communities. All fundings related to the acquisition were funded by the Company with borrowings under the Company's line of credit, term bank facilities, assumed debt and the issuance of Common OP Units.

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

     In April 2000, the California Superior Court approved a settlement agreement (the "Settlement") in connection with the dissolution proceeding of ECC and its affiliated partnerships. As part of the Settlement, the Company received $13.5 million previously held in escrow in connection with the purchase of the Ellenburg Communities and recorded $3.0 million of interest income related to these funds. In connection with the Settlement, the Company sold three communities -- Mesa Regal RV Resort, Mon Dak and Naples Estates -- for an aggregate sales price of $59.0 million, including cash proceeds of $40.0 million and assumption of debt by the purchaser of $19.0 million. The Company recorded a $9.1 million gain on the sale of these Properties. Proceeds from the Settlement and property sales were used to pay down the Company's line of credit.

     On January 6, 1998, the Company funded a $12.3 million loan (the "Meadows Loan") to Meadows Preservation, Inc. The Meadows Loan was collateralized by The Meadows manufactured home community located in Palm Beach Gardens, Florida. On April 1, 1999, the Company effectively exchanged the Meadows Loan for an equity and debt interest in the partnership that owns The Meadows. The Company includes The Meadows in investment in real estate and the related results of operations in the Statement of Operations.

     On July 23, 1999, the Company acquired Coquina Crossing, located in St. Augustine, Florida, for a purchase price of approximately $10.4 million. The acquisition was funded with a borrowing under the Company's line of credit. Coquina Crossing is a 748-site senior community with 274 developed sites and zoned expansion potential for 479 sites. In addition, Realty Systems, Inc. ("RSI"), an affiliate of the Company, purchased the model home inventory at the community for approximately $1.1 million.

     On February 29, 2000, MHC Systems, Inc., a consolidated subsidiary of the Company, disposed of the water and wastewater service company and facilities known as FFEC-Six in a cash sale. Net proceeds from the sale of approximately $4.2 million were used to pay down the Company's line of credit .

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

     On January 3, 2001, the Company acquired two Florida Properties, totaling 730 sites, for an aggregate purchase price of approximately $16.3 million. The Lakes at Countrywood is a 421-site community in Plant City, near Tampa, Florida, and includes approximately 23 acres for expansion. Grand Island is a 309-site community in Grand Island, near Orlando, Florida, and includes a marina with 50 boat docks. The acquisition was funded with a borrowing under the Company's line of credit.

     On February 13, 2001, the Company completed the disposition of seven Properties, totaling 1,281 sites, in Kansas, Missouri and Oklahoma, for a total sale price of approximately $17.4 million. A gain of $8.1 million was recorded on the accompanying consolidated statements of operations. Proceeds from the sale were used to reduce the amount outstanding on the Company's line of credit.

     On October 5, 2001, the Company finalized a settlement agreement between the Lending Partnership, the Operating Partnership and the limited liability partnership which owns Candlelight Village in Columbus, Indiana. In 1996, the Company funded a recourse loan to the owner of Candlelight Village and accounted for the loan as an investment in real estate. The Company received $10.8 million in proceeds from the settlement, which was accounted for as a sale of real estate and recorded a $75,000 gain on the sale. Proceeds from the sale were used as working capital.

 CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate headquarters costs. Recurring CapEx was approximately $12.7 million and $7.9 million for the years ended December 31, 2001 and 2000, respectively. Of these expenditures, the Company believes that approximately $7.1 million or $142 per site for 2001 and $6.5 million or $130 per site for 2000 are non-revenue producing improvements which are necessary in order to increase and/or maintain occupancy levels and maintain competitive market rents for new and renewing residents. Site development costs were approximately $9.7 million and $7.9 million for the years ended December 31, 2001 and 2000, respectively, and represent costs to develop expansion sites at certain of the Company's Properties.

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

     In March 1997, the Company's Board of Directors approved a common stock repurchase plan whereby the Company was authorized to repurchase and retire shares of its common stock. No shares of Common Stock were repurchased during the year ended December 31, 2001. However, under the plan, the Company repurchased approximately 2.2 million shares of Common Stock at an average price of $24.06 per share during the year ended December 31, 2000 and 4.1 million shares of Common Stock at an average price of $23.40 per share during the year ended December 31, 1999, using proceeds from borrowings on the line of credit.

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

     The following table presents a calculation of FFO and FAD for the years ended December 31, 2001, 2000 and 1999 (amounts in thousands):

                                                                2001           2000          1999
                                                              --------       --------       -------
COMPUTATION OF FUNDS FROM OPERATIONS:
  Income before extraordinary loss on early Extinguishment
     of debt................................................  $ 32,083       $ 32,986       $27,772
  Income allocated to Common OP Units.......................     8,209          8,463         6,219
  Depreciation on real estate assets and other costs........    34,833         34,411        34,486
  Gain on sale of Properties and other......................    (8,168)       (12,053)           --
                                                              --------       --------       -------
     Funds from operations..................................  $ 66,957       $ 63,807       $68,477
                                                              ========       ========       =======
  Weighted average Common Stock outstanding -- diluted......    27,010         27,408        31,252
                                                              ========       ========       =======
COMPUTATION OF FUNDS AVAILABLE FOR DISTRIBUTION:

  Funds from operations.....................................  $ 66,957       $ 63,807       $68,477
  Non-revenue producing improvements to real estate.........   (12,689)        (7,855)       (8,656)
                                                              --------       --------       -------
     Funds available for distribution.......................  $ 54,268       $ 55,952       $59,821
                                                              ========       ========       =======
  Weighted average Common Stock outstanding -- diluted......    27,010         27,408        31,252
                                                              ========       ========       =======

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     The Company's earnings are affected by changes in interest rates, as a portion of the Company's outstanding indebtedness is at variable rates based on LIBOR. The Company's $150 million line of credit ($16.3 million outstanding at December 31, 2001) bears interest at LIBOR plus 1.125% per annum and the Company's $100 million Term Loan bears interest at LIBOR plus 1.0% per annum. If LIBOR increased/decreased by 1.0% during 2001, interest expense would have increased/decreased by approximately $1.4 million based on the combined average balance outstanding under the Company's line of credit and Term Loan for the year ended December 31, 2001.

     In July 1998, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The cost of the 1998 Swap consisted only of legal costs that were deemed immaterial. The value of the 1998 Swap was impacted by changes in the market rate of interest. Had the 1998 Swap been entered into on December 31, 1999, the applicable LIBOR swap rate would have been approximately 6.57%. Each 0.01% increase or decrease in the applicable swap rate for the 1998 Swap increases or decreases the value of the 1998 Swap versus its current value by approximately $28,000. The Company accounted for the 1998 Swap as a hedge. Payments and receipts under the 1998 Swap were accounted for as an adjustment to interest expense. On January 10, 2000, the Company unwound the 1998 Swap and received $1.0 million of proceeds which is amortized into interest expense through March 2003.

     On October 29, 2001, the Company entered into an interest rate swap agreement, fixing LIBOR on $100 million of the Company's floating rate debt at approximately 3.7% for the period October 2001 through August 2004. The terms of the swap require monthly settlements on the same dates that interest payments are due on the debt. In accordance with SFAS No. 133, the interest rate swap is reflected at market value. The Company believes the swap is a perfectly effective cash flow hedge per SFAS No. 133 and there will be no effect on net income as a result of the mark-to-market adjustment. The value of the hedge as of December 31, 2001 was approximately $489,000 and is recorded as an asset and included in other assets. Mark-to-market change in the value of the swap are included in other comprehensive income.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" and its amendments, Statements 137 and 138 in June 1999 and June 2000, respectively. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. In June 1999, the FASB issued Statement No. 137 which deferred the effective date of SFAS No. 133 to all fiscal quarters for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

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

     The information required by Item 10, Item 11, Item 12, and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than April 28, 2002, and thus this Part has been omitted in accordance with General Instruction G(3) to Form 10-K.

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


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)


       10.28(d)   Form of Secured Promissory Note payable to the Company by
                  certain members of management of the Company dated January 2,
                  1996
       10.29(d)   Form of Pledge Agreement between the Company and certain members of management of the Company dated January 2, 1996
       10.30(e)   Second Amended and Restated MHC Operating Limited Partnership
                  Agreement of Limited Partnership, dated as of March 15, 1996
       10.31(f)   Agreement of Limited Partnership of MHC Financing Limited
                  Partnership Two
       10.32(g)   $265,000,000 Mortgage Note dated December 12,1997
       10.33(g)   Second Amended and Restated Credit Agreement (Revolving
                  Facility) between the Company, MHC Operating Limited
                  Partnership, and certain lenders and agents, dated April 28,
                  1998
       10.34(g)   First Amendment to Second Amended and Restated Credit Agreement
                  (Revolving Facility) between the Company, MHC Operating Limited
                  Partnership, and certain lenders and agents, dated December 18,
                  1998
       10.35(h)   Second Amendment to Second Amended and Restated Credit Agreement
                  (Revolving Facility) between the Company, MHC Operating Limited
                  Partnership, and certain lenders and agents, dated August 9,
                  2000
       10.36(g)   Amended and Restated Credit Agreement (Term Loan) between the
                  Company, MHC Operating Limited Partnership, and certain lenders and agent, dated April 28, 1998
       10.36(h)   First Amendment to Amended and Restated Credit Agreement (Term
                  Loan) between the Company, MHC Operating Limited Partnership, and certain lenders and agent, dated November 21, 2000
       10.36(g)   Letter Agreement between the Company and Bank of America
                  National Trust and Savings Association confirming the $100 million swap transaction, dated July 11, 1995
       10.39(h)   $110,000,000 Amended, Restated and Consolidated Promissory Note
                  dated June 28, 2000
       10.40(h)   $15,750,000 Promissory Note Secured by Leasehold Deed of Trust
                  dated July 13, 2000
       10.41(i)   Credit Agreement (Term Loan) between the Company, MHC Operating
                  Limited Partnership and certain lenders and agents dated
                  February 9, 2002.
       10.42(i)   Third Amendment to Second Amended and Restated Credit Agreement
                  (Revolving Facility) between the Company, MHC Operating Limited
                  Partnership, and certain lenders and agents, dated February 9,
                  2002
       10.43(i)   $50,000,000 Promissory Note secured by Leasehold Deeds of Trust
                  (Stagecoach Mortgage) dated December 2, 2001.
       11         Not applicable
       12(i)      Computation of Ratio of Earnings to Fixed Charges
       13         Not applicable
       16         Not applicable
       18         Not applicable
       21(i)      Subsidiaries of the registrant
       22         Not applicable
       23(i)      Consent of Independent Auditors
       24.1(i)    Power of Attorney for John F. Podjasek, Jr. dated March 27, 2002
       24.2(i)    Power of Attorney for Michael A. Torres dated March 19, 2002
       24.3(i)    Power of Attorney for Thomas E. Dobrowski dated March 15, 2002
       24.4(i)    Power of Attorney for Gary Waterman dated March 27, 2002
       24.5(i)    Power of Attorney for Donald S. Chisholm dated March 19, 2002
       24.6(i)    Power of Attorney for Louis H. Masotti dated March 15, 2002
       27         Not applicable
       28         Not applicable


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

       (h) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 2000, and incorporated herein by reference.

       (i) Filed herewith.

  (b) Reports on Form 8-K:

  None.

  (c) Exhibits:

  See Item 14(a)(3) above.

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

                                        MANUFACTURED HOME COMMUNITIES, INC.,
                                        a Maryland corporation

Date: March 29, 2002                    By: /s/     HOWARD WALKER
      --------------                      ------------------------------------
                                            Howard Walker
                                            Chief Executive Officer



Date: March 29, 2002                    By: /s/     JOHN ZOELLER
      --------------                      ------------------------------------
                                            John Zoeller
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer



Date: March 29, 2002                    By: /s/      MARK HOWELL
      --------------                      ------------------------------------
                                            Mark Howell
                                            Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    NAME                                      TITLE                        DATE
                    ----                                      -----                        ----



 /s/ HOWARD WALKER                                   Chief Executive Officer          March 29, 2002
 ------------------------------------------             *Attorney-in-Fact             --------------
               Howard Walker

 /s/ JOHN ZOELLER                                   Vice President, Treasurer         March 29, 2002
 ------------------------------------------        and Chief Financial Officer        --------------
                John Zoeller                            *Attorney-in-Fact

 /s/ SAMUEL ZELL                                      Chairman of the Board           March 29, 2002
 ------------------------------------------                                           --------------
                Samuel Zell




 /s/ SHELI Z. ROSENBERG                                     Director                  March 29, 2002
 ------------------------------------------                                           --------------
             Sheli Z. Rosenberg




 /s/ DAVID A. HELFAND                                       Director                  March 29, 2002
 ------------------------------------------                                           --------------
              David A. Helfand




 *DONALD S. CHISHOLM                                        Director                  March 29, 2002
 ------------------------------------------                                           --------------
             Donald S. Chisholm




 *THOMAS E. DOBROWSKI                                       Director                  March 29, 2002
 ------------------------------------------                                           --------------
            Thomas E. Dobrowski




 *LOUIS H. MASOTTI                                          Director                  March 29, 2002
 ------------------------------------------                                           --------------
              Louis H. Masotti




 *JOHN F. PODJASEK, JR.                                     Director                  March 29, 2002
 ------------------------------------------                                           --------------
           John F. Podjasek, Jr.




 *MICHAEL A. TORRES                                         Director                  March 29, 2002
 ------------------------------------------                                           --------------
             Michael A. Torres




 *GARY L. WATERMAN                                          Director                  March 29, 2002
 ------------------------------------------                                           --------------
              Gary L. Waterman

                         INDEX TO FINANCIAL STATEMENTS

                      MANUFACTURED HOME COMMUNITIES, INC.

                                                                                                                         PAGE
                                                                                                                         ----
Report of Independent Auditors.......................................................................................    F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000.........................................................    F-3
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999...........................    F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999......    F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999...........................    F-6
Notes to Consolidated Financial Statements...........................................................................    F-7
Schedule II -- Valuation and Qualifying Accounts.....................................................................    S-1
Schedule III -- Real Estate and Accumulated Depreciation.............................................................    S-2

     Certain schedules have been omitted as they are not applicable to the Company.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Manufactured Home Communities, Inc.

     We have audited the accompanying consolidated balance sheets of Manufactured Home Communities, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the related financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the management of Manufactured Home Communities, Inc. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manufactured Home Communities, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Chicago, Illinois
January 29, 2002, except for Note 10
as to which the date is February 8, 2002 and except for Note 18 as to which the date is February 22, 2002

                      MANUFACTURED HOME COMMUNITIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 and 2000
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                    2001              2000
                                                                 ----------        ----------

ASSETS
Investment in real estate:
  Land......................................................     $  271,871        $  271,822
  Land improvements.........................................        855,296           839,725
  Buildings and other depreciable property..................        110,971           106,629
                                                                 ----------        ----------
                                                                  1,238,138         1,218,176
  Accumulated depreciation..................................       (211,878)         (181,580)
                                                                 ----------        ----------
     Net investment in real estate..........................      1,026,260         1,036,596
Cash and cash equivalents...................................          1,354             2,847
Notes receivable............................................          1,506             4,984
Investment in and advances to affiliates....................         34,387            21,215
Investment in joint ventures................................         11,853            13,267
Rents receivable............................................          1,966             1,440
Deferred financing costs, net...............................          5,867             6,344
Prepaid expenses and other assets...........................         16,770            17,611
                                                                 ----------        ----------
  Total assets..............................................     $1,099,963        $1,104,304
                                                                 ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

  Mortgage notes payable....................................     $  590,371        $  556,578
  Unsecured term loan.......................................        100,000           100,000
  Unsecured line of credit..................................         16,250            59,900
  Other notes payable.......................................          2,236             3,206
  Accounts payable and accrued expenses.....................         23,000            23,822
  Accrued interest payable..................................          4,582             5,116
  Rents received in advance and security deposits...........          5,133             5,184
  Distributions payable.....................................         12,062            11,100
  Due to affiliates.........................................             32                32
                                                                 ----------        ----------
     Total liabilities......................................        753,666           764,938

Commitments and contingencies

Minority Interest -- Common OP Units and other..............         46,147            46,271

Minority Interest -- Perpetual Preferred OP Units...........        125,000           125,000

Stockholders' equity:
  Preferred stock, $.01 par value 10,000,000 shares
     authorized; none issued................................             --                --
  Common Stock, $.01 par value 50,000,000 shares authorized;
     21,562,343 and 21,064,785 shares issued and outstanding
     for 2001 and 2000, respectively........................            215               210
  Paid-in capital...........................................        245,827           235,681
  Deferred compensation.....................................         (4,062)           (5,969)
  Employee notes............................................         (3,841)           (4,205)
  Distributions in excess of accumulated earnings...........        (63,478)          (57,622)
  Accumulated other comprehensive income....................            489                --
                                                                 ----------        ----------
     Total stockholders' equity.............................        175,150           168,095

  Total liabilities and stockholders' equity................     $1,099,963        $1,104,304
                                                                 ==========        ==========

    The accompanying notes are an integral part of the financial statements

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                    2001        2000        1999
                                                                  --------    --------    --------
REVENUES

  Base rental income............................................  $195,644    $189,481    $181,672
  RV base rental income.........................................     5,748       7,414       9,526
  Utility and other income......................................    22,014      20,366      20,096
  Equity in income of affiliates................................     1,811       2,408       2,065
  Interest income...............................................       639       1,009       1,669
                                                                  --------    --------    --------
     Total revenues.............................................   225,856     220,678     215,028
                                                                  --------    --------    --------
EXPENSES

  Property operating and maintenance............................    62,008      59,199      58,038
  Real estate taxes.............................................    17,420      16,888      16,460
  Property management...........................................     8,984       8,690       8,337
  General and administrative....................................     6,231       5,955       5,550
  General and administrative -- affiliates......................       456         468         542
  Interest and related amortization.............................    51,305      53,280      53,775
  Depreciation on corporate assets..............................     1,243       1,139       1,005
  Depreciation on real estate assets and other costs............    34,833      34,411      34,486
                                                                  --------    --------    --------
     Total expenses.............................................   182,480     180,030     178,193
                                                                  --------    --------    --------
  Income from operations........................................    43,376      40,648      36,835
  Gain on sale of Properties and other..........................     8,168      12,053          --
                                                                  --------    --------    --------
     Income before allocation to Minority Interests
       and extraordinary loss on early extinguishment of debt...    51,544      52,701      36,835

  (Income) allocated to Common OP Units.........................    (8,209)     (8,463)     (6,219)
  (Income) allocated to Perpetual Preferred OP Units............   (11,252)    (11,252)     (2,844)
                                                                  --------    --------    --------
  Income before extraordinary loss on early extinguishment
     of debt....................................................    32,083      32,986      27,772
  Extraordinary loss on early extinguishment of debt
     (net of $264 allocated to Minority Interests)..............        --       1,041          --
                                                                  --------    --------    --------
     NET INCOME.................................................  $ 32,083    $ 31,945    $ 27,772
                                                                  ========    ========    ========
  Net income per Common Share before extraordinary
     item -- basic..............................................  $   1.53    $   1.54    $   1.10
                                                                  ========    ========    ========
  Net income per Common Share before extraordinary
     item -- diluted............................................  $   1.49    $   1.51    $   1.09
                                                                  ========    ========    ========
  Net income per Common Share -- basic..........................  $   1.53    $   1.49    $   1.10
                                                                  ========    ========    ========
  Net income per Common Share -- diluted........................  $   1.49    $   1.46    $   1.09
                                                                  ========    ========    ========
  Weighted average Common Shares outstanding -- basic...........    21,036      21,469      25,224
                                                                  ========    ========    ========
  Weighted average Common Shares outstanding -- diluted
     (Note 3)...................................................    27,010      27,408      31,252
                                                                  ========    ========    ========
  Distributions declared per Common Share outstanding...........  $   1.78    $   1.66    $   1.55
                                                                  ========    ========    ========
  Tax status of distributions paid during the year:
     Ordinary income............................................  $   1.31    $   1.32    $   1.16
                                                                  ========    ========    ========
     Capital gain...............................................  $     --    $     --    $     --
                                                                  ========    ========    ========
     Return of capital..........................................  $   0.44    $   0.31    $     --
                                                                  ========    ========    ========

    The accompanying notes are an integral part of the financial statements

                      MANUFACTURED HOME COMMUNITIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)


                                                                2001          2000          1999
                                                              ---------     ---------     ---------
PREFERRED STOCK, $.01 PAR VALUE.............................  $     --      $     --      $     --
                                                              ========      ========      ========
COMMON STOCK, $.01 PAR VALUE
Balance, beginning of year..................................  $    210      $    229      $    262
  Issuance of Common Stock through restricted stock
     grants.................................................         1             1             1
  Exercise of options.......................................         4             1             1
  (Repurchase) issuance of Common Stock.....................        --           (21)          (35)
                                                              --------      --------      --------
Balance, end of year........................................  $    215      $    210      $    229
                                                              ========      ========      ========
PAID -- IN CAPITAL
Balance, beginning of year..................................  $235,681      $275,664      $364,603
  Issuance of Common Stock for employee notes...............        --            --            --
  Conversion of OP Units to Common Stock....................       599           494         1,525
  Issuance of Common Stock through exercise of options......     7,743         2,719         2,034
  Issuance of Common Stock through restricted stock
     grants.................................................     1,627         3,310         1,507
  Issuance of Common Stock through employee stock purchase
     plan...................................................     2,365         1,435         1,195
  Repurchase of Common Stock................................        --       (53,112)      (98,160)
  Adjustment for Common OP Unitholders in the Operating
     Partnership............................................    (2,188)        5,171         2,960
                                                              --------      --------      --------
Balance, end of year........................................  $245,827      $235,681      $275,664
                                                              ========      ========      ========
DEFERRED COMPENSATION
Balance, beginning of year..................................  $ (5,969)     $ (6,326)     $ (7,442)
  Issuance of Common Stock through restricted stock
     grants.................................................    (1,628)       (3,311)         (536)
  Recognition of deferred compensation expense..............     3,535         3,668         1,652
                                                              --------      --------      --------
Balance, end of year........................................  $ (4,062)     $ (5,969)     $ (6,326)
                                                              ========      ========      ========
EMPLOYEE NOTES
Balance, beginning of year..................................  $ (4,205)     $ (4,540)     $ (4,654)
  Notes received for issuance of Common Stock...............        --            --            --
  Principal payments........................................       364           335           114
                                                              --------      --------      --------
Balance, end of year........................................  $ (3,841)     $ (4,205)     $ (4,540)
                                                              ========      ========      ========
DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS
Balance, beginning of year..................................  $(57,622)     $(53,626)     $(42,328)
  Net income................................................    32,083        31,945        27,772
  Other comprehensive income:
     Unrealized holding gains on derivative instruments.....       489            --            --
                                                              --------      --------      --------
       Comprehensive income.................................    32,572        31,945        27,772
                                                              --------      --------      --------
  Distributions.............................................   (37,939)      (35,941)      (39,070)
                                                              --------      --------      --------
Balance, end of year........................................  $(62,989)     $(57,622)     $(53,626)
                                                              ========      ========      ========

    The accompanying notes are an integral part of the financial statements

                      MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)


                                                                2001          2000          1999
                                                              ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income................................................  $  32,083     $  31,945     $  27,772
  Adjustments to reconcile net income to cash provided by
    operating activities:
      Income allocated to minority interests................     19,461        19,451         9,063
      Gain on sale of Properties and other..................     (8,168)      (12,053)           --
      Depreciation and amortization expense.................     37,184        36,511        33,871
      Equity in income of affiliates and joint ventures.....     (2,782)       (2,928)       (2,065)
      Amortization of deferred compensation and other.......      3,535         3,668         2,623
      Increase in rents receivable..........................       (526)         (102)         (667)
      Decrease (increase) in prepaid expenses and other
         assets.............................................      1,330        (9,389)         (844)
      (Decrease) increase in accounts payable and accrued
         expenses...........................................     (1,358)        2,545         2,491
      (Decrease) increase in rents received in advance and
         security deposits..................................        (51)       (1,647)          336
                                                              ---------     ---------     ---------
  Net cash provided by operating activities.................     80,708        68,001        72,580
                                                              ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Contributions to and distributions from Affiliates, net...    (11,493)       (7,250)       (1,959)
  Collections (funding) of notes receivable.................      3,478          (700)       11,426
  Distribution from (investment in) joint ventures..........      1,697        (3,758)       (2,279)
  Proceeds from dispositions of assets......................     24,209        46,490            --
  (Funding) return of escrow for acquisition of rental
    properties -- net.......................................    (17,770)        4,581       (30,640)
  Improvements:
    Improvements -- corporate...............................       (840)         (498)         (878)
    Improvements -- rental properties.......................    (12,689)       (7,855)       (8,656)
    Site development costs..................................     (9,659)       (7,908)       (4,882)
                                                              ---------     ---------     ---------
  Net cash (used in) provided by investing activities.......    (23,067)       23,102       (37,868)
                                                              ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net proceeds from stock options and employee stock
    purchase plan...........................................     10,112         4,142         3,229
  Net proceeds from issuance of Perpetual Preferred OP
    Units...................................................         --            --       121,890
  Distributions to Common Stockholders, Common OP
    Unitholders and Perpetual Preferred OP Unitholders......    (58,111)      (56,298)      (40,445)
  Repurchase of Common Stock and OP Units...................        (41)      (54,595)      (99,847)
  Collection of principal payments on employee notes........        364           335           114
  Line of credit:
    Proceeds................................................     46,000       103,900       113,400
    Repayments..............................................    (89,650)     (151,900)     (150,500)
  Refinancing -- net proceeds...............................     37,870        65,998        16,248
  Principal payments........................................     (5,047)       (4,249)       (4,733)
  Debt issuance costs.......................................       (631)       (2,265)       (1,049)
                                                              ---------     ---------     ---------
  Net cash used in financing activities.....................    (59,134)      (94,932)      (41,693)
                                                              ---------     ---------     ---------
Net (decrease) in cash and cash equivalents.................     (1,493)       (3,829)       (6,981)
Cash and cash equivalents, beginning of year................      2,847         6,676        13,657
                                                              ---------     ---------     ---------
Cash and cash equivalents, end of year......................  $   1,354     $   2,847     $   6,676
                                                              =========     =========     =========
SUPPLEMENTAL INFORMATION

Cash paid during the year for interest......................  $  50,781     $  52,947     $  52,323
                                                              =========     =========     =========

    The accompanying notes are an integral part of the financial statements

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

     Manufactured Home Communities, Inc. (together with its consolidated subsidiaries, the "Company"), formed in March 1993, is a Maryland corporation which has elected to be taxed as a real estate investment trust ("REIT"). The Company owns or has a controlling interest in 148 manufactured home communities (the "Properties") located in 23 states, consisting of 50,761 sites. The Company generally will not be subject to Federal income tax to the extent it distributes its REIT taxable income to its stockholders.

     The operations of the Company are conducted through certain entities that are owned or controlled by the Company. MHC Operating Limited Partnership (the "Operating Partnership") is the entity through which the Company conducts substantially all of its operations. The Company contributed the proceeds from its initial public offering to the Operating Partnership for a general partnership interest. The limited partners of the Operating Partnership (the "Common OP Unitholders") receive an allocation of net income which is based on their respective ownership percentage of the Operating Partnership which is shown on the Consolidated Financial Statements as Minority Interests -- Common OP Units. As of December 31, 2001, the Minority Interests -- Common OP Units represented 5,426,374 units of limited partnership interest ("OP Units") which are convertible into an equivalent number of shares of the Company's Common stock. The issuance of additional shares of common stock or common OP Units changes the respective ownership of the Operating Partnership for both the Minority Interests and the Company.

     Subsidiaries of the Operating Partnership have been created to (i) facilitate mortgage financing (the "Financing Partnerships"); (ii) facilitate the Company's ability to provide financing to owners of manufactured home communities ("Lending Partnership"); (iii) own the management operations of the Company ("Management Partnership"); and (iv) own the assets and operations of certain utility companies which service the Company's Properties ("MHC Systems").

     The accompanying financial statements represent the consolidated financial information of the Company and its subsidiaries. Due to the Company's ability as general partner to control either through ownership or by contract the Operating Partnership, the Financing Partnerships, the Lending Partnership, the Management Partnership and MHC Systems, each such subsidiary has been consolidated with the Company for financial reporting purposes.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") requires certain disclosures of selected information about operating segments in the annual financial statements and related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131, in June 1998, did not affect the results of operations or financial position of the Company. The Company manages operations on a property by property basis. Since each property has similar economic and operational characteristics, the Company has one reportable segment, which is the operation of manufactured home communities. The Company has concentrations of Properties within the following states: Florida (49 Properties), California (25 Properties), Arizona (17 Properties), Michigan (11 Properties) and Colorado (10 Properties). These concentrations of Properties accounted for 36%, 19%, 8%, 4% and 8%, respectively, of the Company's total revenues for the year ended December 31, 2001. The Company also has Properties located in the following areas of the United States: Northeast, Northwest, Midwest, and Nevada/Utah/New Mexico. The Company's largest Property, Bay Indies, located in Venice, Florida, accounted for 3% of the Company's total revenues for the year ended December 31, 2001. The distribution of the Properties throughout the United States reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of properties outside such markets.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Basis of Consolidation

     The Company consolidates all majority owed subsidiaries due to its ability to control the operations of the subsidiaries. All inter-company transactions have been eliminated in consolidation.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (b) Use of Estimates

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

 (c) Real Estate

     Real estate is recorded at cost less accumulated depreciation. The Company evaluates rental Properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a Property is less than its carrying value. Upon determination that a permanent impairment has occurred, rental Properties are reduced to fair value. For the year ended December 31, 2001, permanent impairment conditions did not exist at any of the Company's Properties. During the year ended December 31, 2000, MHC Acquisition One L.L.C., a consolidated subsidiary of the Company, recorded an impairment loss on the DeAnza Santa Cruz water and wastewater service company business (see Notes 5 and 17). In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. The application of the provisions of this Statement is not expected to affect the earnings and financial position of the Company.

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

     Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized over their estimated useful life. Initial direct leasing costs are expensed as incurred. Total depreciation expense was $36.1 million, $35.6 million and $35.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

 (d) Cash and Cash Equivalents

     The Company considers all demand and money market accounts and certificates of deposit with a maturity when purchased of three months or less to be cash equivalents.

 (e) Notes Receivable

     Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized discounts or premiums. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method.

 (f) Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments whether or not such instruments are recognized in the balance sheet. The Company's financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, mortgage notes payable and interest rate hedge arrangements. The fair values of all financial instruments, including notes receivable, were not materially different from their carrying values at December 31, 2001 and 2000.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 (g) Deferred Financing Costs

     Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Accumulated amortization for such costs was $3.0 million and $1.9 million at December 31, 2001 and 2000, respectively.

 (h) Revenue Recognition

     Rental income attributable to leases is recorded when earned from tenants. The Company will reserve for receivables when the Company believes the ultimate collection is less than probable.

 (i) Minority Interests

     Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. An ownership percentage is represented by dividing the number of Common OP Units held by the Common OP Unitholders (5,426,374 and 5,514,330 at December 31, 2001 and 2000,
 respectively) by OP Units and Common Stock outstanding. Issuance of additional shares of Common Stock or common OP Units changes the percentage ownership of both the Minority Interests and the Company. Due in part to the exchange rights (which provide for the conversion of Common OP Units into Common Stock on a one-for-one basis), such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between stockholders' equity and Minority Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

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

 (j) Income Taxes

     Due to the structure of the Company as a REIT, the results of operations contain no provision for Federal income taxes. However, the Company may be subject to certain state and local income, excise or franchise taxes. The Company paid state and local taxes of approximately $50,000, $78,000 and $85,000 during the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, net investment in real estate and notes receivable had a Federal tax basis of approximately $710 million and $20 million, respectively.

 (k) Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" and its amendments, Statements 137 and 138 in June of 1999 and June of 2000, respectively. The Company adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. On October 29, 2001, the Company entered into a swap agreement. (see Note 10)

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -- EARNINGS PER COMMON SHARE

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

     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2001, 2000, 1999 (amounts in thousands):

                                                           2001        2000        1999
                                                          -------     -------     -------
NUMERATOR:

  Numerator for basic earnings per share -- Net
     income.............................................  $32,083     $31,945     $27,772

  Effect of dilutive securities:
     Income allocated to Common OP Units (net of
       extraordinary loss on early extinguishment of
       debt)............................................    8,209       8,199       6,219
                                                          -------     -------     -------
     Numerator for diluted earnings per share --
       Income available to Common Stockholders
       After assumed conversions........................  $40,292     $40,144     $33,991
                                                          =======     =======     =======
DENOMINATOR:

  Denominator for basic earnings per share -- Weighted
     average Common Stock outstanding...................   21,036      21,469      25,224

  Effect of dilutive securities:
     Weighted average Common OP Units...................    5,466       5,592       5,704
     Employee stock options.............................      508         347         324
                                                          -------     -------     -------
  Denominator for diluted earnings per share --
     Adjusted weighted average Common Stock Outstanding
       after assumed conversions........................   27,010      27,408      31,252
                                                          =======     =======     =======

NOTE 4 -- COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS

     The following table presents the changes in the Company's outstanding Common Stock for the years ended December 31, 2001, 2000 and 1999 (excluding OP Units of 5,426,374, 5,514,330 and 5,633,183 outstanding at December 31, 2001,
2000 and 1999, respectively):

                                                                     2001            2000            1999
                                                                   ----------      ----------      ----------
Shares outstanding at January 1,..............................     21,064,785      22,813,357      26,417,029
  Common Stock issued through conversion of OP Units..........         87,956          59,190         143,637
  Common Stock issued through exercise of Options.............        387,115         138,029         126,565
  Common Stock issued through stock grants....................         57,000          92,070          95,666
  Common Stock issued through Employee Stock Purchase Plan....         98,987          68,739          59,060
  Common Stock repurchased and retired........................       (133,500)     (2,106,600)     (4,028,600)
                                                                   ----------      ----------      ----------
Shares outstanding at December 31,............................     21,562,343      21,064,785      22,813,357
                                                                   ==========      ==========      ==========

     As of December 31, 2001, the Company's percentage ownership of the Operating Partnership was approximately 80%. The remaining 20% is owned by the Common OP Unitholders.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS (CONTINUED)

     In March 1997, the Company's Board of Directors approved a Common Stock repurchase plan whereby the Company was authorized to repurchase and retire shares of its Common Stock. No shares of Common Stock were repurchased during the year ended December 31, 2001. However, under the plan, the Company repurchased approximately 2.1 million shares of Common Stock at an average price of $24.06 per share during the year ended December 31, 2000 and approximately
4.0 million shares of Common Stock at an average price of $23.40 per share during the year ended December 31, 1999, using proceeds from borrowings on the line of credit.

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

     The following distributions have been declared and/or paid to common stockholders and Minority Interests since January 1, 1999.

       DISTRIBUTION               FOR THE QUARTER           SHAREHOLDER
     AMOUNT PER SHARE                  ENDING               RECORD DATE          PAYMENT DATE
     -------------------       ----------------------    ------------------    ----------------
           $0.3875             March 31, 1999            March 26, 1999        April 9, 1999
           $0.3875             June 30, 1999             June 25, 1999         July 9, 1999
           $0.3875             September 30, 1999        September 24, 1999    October 8, 1999
           $0.3875             December 31, 1999         December 31, 1999     January 14, 2000
-----------------------------------------------------------------------------------------------
           $0.4150             March 31, 2000            March 31, 2000        April 14, 2000
           $0.4150             June 30, 2000             June 30, 2000         July 14, 2000
           $0.4150             September 30, 2000        September 29, 2000    October 13, 2000
           $0.4150             December 31, 2000         December 29, 2000     January 12, 2001
-----------------------------------------------------------------------------------------------
           $0.4450             March 31, 2001            March 30, 2001        April 13, 2001
           $0.4450             June 30, 2001             June 29, 2001         July 13, 2001
           $0.4450             September 30, 2001        September 28, 2001    October 12, 2001
           $0.4450             December 31, 2001         December 28, 2001     January 11, 2002
-----------------------------------------------------------------------------------------------

The Operating Partnership pays distributions of 9.0% per annum on the $125 million of POP Units. Distributions on the POP Units were paid quarterly on the last calendar day of each quarter beginning December 31, 1999.

     The Company adopted, effective July 1, 1997, the 1997 Non-Qualified Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, certain employees and directors of the Company may each annually acquire up to $250,000 of Common Stock of the Company. The aggregate number of shares of Common Stock available under the ESPP shall not exceed 1,000,000, subject to adjustment by the Board of Directors. The Common Stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of Common Stock on the last day of such month; and (b) the greater of: (i) the closing price for a share of Common Stock on the first day of such month, and (ii) the average closing price for a share of Common Stock for all the business days in the month. Shares of Common Stock issued through the ESPP for the years ended December 31, 2001, 2000 and 1999 were 96,485, 68,739 and 59,060, respectively.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -- INVESTMENT IN REAL ESTATE

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, and furniture, fixtures and equipment.

     On September 4, 1997, the Company entered into a portfolio purchase agreement (as amended by a supplemental agreement on December 17, 1997) to acquire 37 manufactured home communities (the "Ellenburg Communities") from partnerships having Ellenburg Capital Corporation ("ECC") as the general partner, for a purchase price in excess of $300 million. During 1997 and 1998, the Company closed on the acquisition of 31 of the Ellenburg Communities for an aggregate purchase price of approximately $278 million and gained control of an additional five Ellenburg Communities with acquisition advances of approximately $57 million to the partnerships which owned such Ellenburg Communities. All fundings related to the acquisition were funded by the Company with borrowings under the Company's line of credit, term bank facilities, assumed debt and the issuance of Common OP Units.

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

     In April 2000, the California Superior Court approved a settlement agreement (the "Settlement") in connection with the dissolution proceeding of ECC and its affiliated partnerships. As part of the Settlement, the Company received $13.5 million previously held in escrow in connection with the purchase of the Ellenburg Communities and recorded $3.0 million of interest income related to these funds. In connection with the Settlement, the Company sold three communities -- Mesa Regal RV Resort, Mon Dak and Naples Estates -- for an aggregate sales price of $59.0 million, including cash proceeds of $40.0 million and assumption of debt by the purchaser of $19.0 million. The Company recorded a $9.1 million gain on the sale of these Properties. Proceeds from the Settlement and property sales were used to pay down the Company's line of credit. See Note 17 for further discussion of the Settlement.

     On January 6, 1998, the Company funded a $12.3 million loan (the "Meadows Loan") to Meadows Preservation, Inc. The Meadows Loan was collateralized by The Meadows manufactured home community located in Palm Beach Gardens, Florida. On April 1, 1999, the Company effectively exchanged the Meadows Loan for an equity and debt interest in the partnership that owns The Meadows. The Company includes The Meadows in investment in real estate and the related results of operations in the statement of operations.

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

     In March 2000, in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ", MHC Acquisition One L.L.C., a consolidated subsidiary of the Company, recorded an impairment loss on the DeAnza Santa Cruz water and wastewater service company business. Management's estimates indicated that the undiscounted future cash flows from the business would be less than the carrying value of the business and its related assets. The Company recorded an asset impairment loss of $701,000 (or $0.03 per fully diluted share) which is included as a reduction of other income in the accompanying statement of operations for the year ended December 31, 2000. This loss represents the difference between the carrying value of the DeAnza Santa Cruz water and wastewater service company business and its related assets and their estimated fair market value.

     On February 29, 2000, MHC Systems, Inc., a consolidated subsidiary of the Company, disposed of the water and wastewater service company known as FFEC-Six in a cash sale. Net proceeds from the sale of approximately $4.2 million were used to pay down the Company's line of credit and a gain on the sale of $719,000 (or $0.03 per fully diluted share) was recorded in other income on the accompanying statement of operations for the year ended December 31, 2000.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- INVESTMENT IN REAL ESTATE (CONTINUED)

     On January 3, 2001, the Company acquired two Florida communities, totaling 730 sites, for an aggregate purchase price of approximately $17.3 million. The Lakes at Countrywood is a 422-site community in Plant City, near Tampa, Florida and includes approximately 23 acres for expansion. Grand Island is a 308-site community in Grand Island, near Orlando, Florida, and includes a marina with 50 boat docks. The acquisition was funded with a borrowing under the Company's line of credit.

     On February 13, 2001, the Company completed the disposition of the following seven communities, totaling 1,281 sites, in Kansas, Missouri and Oklahoma, for a total sale price of approximately $17.4 million:

                  Dellwood Estates........      136 sites
                  Briarwood...............      166 sites
                  Bonner Springs..........      211 sites
                  Carriage Park...........      143 sites
                  North Star..............      219 sites
                  Quivira Hills...........      142 sites
                  Rockwood................      264 sites

A gain of $8.1 million was recorded on the sale. Proceeds from the sale were used to reduce the amount outstanding on the Company's line of credit.

     Effective June 30, 2001, the Company terminated its lease to a third-party operator for the campground and RV resort facilities at the Property known as Bulow Plantation in Flagler Beach, Florida, and assumed operation of these facilities directly. Beginning July 1, 2001 the Company no longer records lease income from Bulow RV Resort, however, the results of operations for Bulow RV Resort are included in the Company's results of operations.

     On October 5, 2001, the Company finalized a settlement agreement between MHC Lending Partnership, the Operating Partnership and the limited liability company which owns Candlelight in Columbus, Indiana. In 1996, the Company funded a recourse loan to the owner of Candlelight Village and accounted for the loan as an investment in real estate. The Company received $10.8 million in proceeds from the settlement, which was accounted for as a sale of real estate and recorded a $75,000 gain on the sale. Proceeds from the sale were used as working capital.

     The acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. The Company acquired all of the Properties from unaffiliated third parties.

     During the year ended December 31, 2001, the Company capitalized approximately $2.4 million of costs, including legal costs, relative to efforts by the Company to effectively change the use and operations of several Properties which are currently recorded in other assets. These costs will be expensed if management determines these efforts will not be successful.

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

NOTE 6 -- INVESTMENT IN JOINT VENTURE

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

     On December 28, 2000, the Company, through a joint venture with the principals of Meadows Management Company (the "Voyager Joint Venture"), acquired a 25% interest in Voyager RV Resort, a 1,576 site RV resort in Tucson, Arizona, for total consideration of $4.0 million. Voyager RV Resort is adjacent to Trails West. The Company's investment included cash of $3.0 million and its 50% interest in land held through the Trails West joint venture valued at $2.0 million.

     Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting. The Company recorded approximately $283,000 and $8,000 of net income from joint ventures in the years ended December 31, 2001 and 2000, respectively; and received approximately $1.6 million and $400,000 in distributions.

NOTE 7 -- INVESTMENT IN AND ADVANCES TO AFFILIATES

     Investment in and advances to affiliates consists principally of preferred stock of Realty Systems, Inc. ("RSI") and its subsidiaries (collectively "Affiliates") and advances under a line of credit between the Company and RSI. The Company accounts for the investment in and advances to Affiliates using the equity method of accounting.

     Following is unaudited financial information for the Affiliates for the years ended December 31, 2001 and 2000 (amounts in thousands):

                                                      2001       2000
                                                    --------   --------
                  Assets                            $ 51,619   $ 37,501
                  Liabilities, net of amounts due
                    to the Company                   (17,232)   (16,286)
                                                    --------   --------
                  Net investment in Affiliates      $ 34,387   $ 21,215
                                                    ========   ========
                  Home sales                        $ 38,621   $ 39,952
                  Cost of sales                      (30,657)   (31,837)
                  Other revenues and expenses, net    (6,153)    (5,707)
                                                    --------   --------
                  Equity in income of Affiliates    $  1,811   $  2,408
                                                    ========   ========

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -- NOTES RECEIVABLE

     At December 31, 2001 and 2000, the Company had approximately $1.5 million and $5.0 million in notes receivable, respectively.

     On May 12, 1998, the Company entered into an agreement to loan $5.9 million to Trails Associates, L.L.C. (the "Trails West Loan") for development of the Property known as Trails West. Subsequently, the Company funded $3.2 million under the Trails West Loan. In December 2000, $1.2 million of the Trails West Loan was repaid and during 2001, the remaining balance on the Trails West Loan was repaid.

     On December 28, 2000, the Company, in connection with the Voyager Joint Venture, entered into an agreement to loan $3.0 million to certain principals of Meadows Management Company. The notes are collateralized with a combination of Common OP Units and partnership interests in this and other joint ventures. The notes bear interest at prime plus 0.5% per annum, require quarterly interest payments and mature on December 31, 2011. The outstanding balance on these notes as of December 31, 2001 is $1.5 million.

NOTE 9 -- EMPLOYEE NOTES RECEIVABLE

     As of December 31, 2001 and 2000, the Company had employee notes receivable of approximately $3.8 million and $4.2 million respectively, collateralized by the Company's Common Stock. These notes are presented as a reduction of Stockholder's Equity.

     In December 1992, certain directors, officers and other individuals each entered into subscription agreements with the Company to acquire a total of 440,000 shares of the Company's common stock at $7.25 per share. The Company received from these individuals notes (the "1993 Employee Notes") in exchange for their shares. The 1993 Employee Notes accrue interest at 6.77% per annum, mature on March 2, 2003, and are recourse against the employees in the event the pledged shares are insufficient to repay the obligations.

     On January 2, 1996, certain members of management of the Company entered into subscription agreements with the Company to acquire a total of 270,000 shares of the Company's Common Stock at $17.375 per share, the market price on that date. The Company received from these individuals notes (the "1996 Employee Notes") in exchange for their shares. The 1996 Employee Notes accrue interest at 5.91% per annum, mature on January 2, 2005, and are recourse against the employees in the event the pledged shares are insufficient to repay the obligations.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- LONG-TERM BORROWINGS

     As of December 31, 2001 and December 31, 2000, the Company had outstanding mortgage indebtedness of approximately $590.4 million and $556.6 million, respectively, encumbering 77 and 73 of the Company's Properties, respectively. As of December 31, 2001 and December 31, 2000, the carrying value of such Properties was approximately $693 million and $631 million, respectively.

     On August 3, 2001, the Company entered into a $50.0 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties. The proceeds were used to repay amounts under the Company's line of credit and for working capital purposes.

     The outstanding mortgage indebtedness as of December 31, 2001 consists of:

     - A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 29 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and pays interest at 7.015%. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is presented net of a settled hedge of $3.0 million (net of accumulated amortization of $137,000) which is being amortized into interest expense over the life of the loan.

     - A $65.9 million mortgage note (the "College Heights Mortgage") collateralized by 18 Properties. The College Heights Mortgage bears interest at a rate of 7.19%, amortizes beginning July 1, 1999 over 30 years and matures July 1, 2008.

     - A $93.0 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82%, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

     - A $49.9 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owed by MHC Stagecoach L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98%, amortizes beginning September 1, 2001 over 10 years and matures September 1, 2011.

     - A $22.5 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC-Bay Indies Financing Limited Partnership. The Bay Indies Mortgage bears interest at a rate of 7.48%, amortizes beginning August 1, 1994 over 27.5 years and matures July 1, 2004.

     - A $15.6 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96%, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

     - Approximately $78.5 million of mortgage debt on 15 other various Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. Scheduled maturities for the outstanding indebtedness are at various dates through November 30, 2020, and fixed interest rates range from 7.15% to 8.75%. Included in this debt, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997.

     On August 9, 2000, the Company amended its unsecured line of credit with a group of banks (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. Among other things, the amendment lowered the total facility under the Credit Agreement to $150 million and extended the maturity to August 9, 2003. The Company pays a quarterly fee on the average unused amount of such credit equal to 0.15% of such amount. As of December 31, 2001, $133.8 million was available under the Credit Agreement.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -- LONG-TERM BORROWINGS (CONTINUED)

     The Company has a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. The Term Loan maturity has been extended to April 3, 2002. On February 8, 2002, the Company entered into a term loan credit agreement with the same group of banks, which extended the Term Loan to August 9, 2005.

     On October 29, 2001, the Company entered into an interest rate swap agreement, fixing at LIBOR on $100 million of the Company's floating rate debt at approximately 3.7% for the period October 2001 through August 2004. The terms of the swap require monthly settlements on the same dates interest payments are due on the debt. In accordance with SFAS No. 133, the interest rate swap will be reflected at market value. The Company believes the swap is a perfectly effective cash flow hedge under SFAS No. 133 and there will be no effect on net income as a result of the mark-to-market adjustment. As of December 31, 2001 the swap had a market value of $489,000 which is included in other assets. The effect of the mark-to-market adjustment, is reflected in other comprehensive income.

     In July 1998, the Company entered into an interest rate swap agreement (the "1998 Swap") fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The value of the 1998 Swap was impacted by changes in the market rate of interest. The Company accounted for the 1998 Swap as a hedge. Payments and receipts under the 1998 Swap were accounted for as an adjustment to interest expense. On January 10, 2000, the Company terminated the 1998 Swap and received $1.0 million of proceeds which is being amortized as an adjustment to interest expense through March 2003.

     The Company has approximately $2.2 million of installment notes payable, secured by a letter of credit, each with an interest rate of 6.5%, maturing September 1, 2002. Approximately $900,000 of the notes pay principal annually and interest quarterly and the remaining $1.3 million of the notes pay interest only quarterly.

     Aggregate payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):

                               YEAR           AMOUNT
                            ----------       --------
                               2002          $  6,190
                               2003            30,275
                               2004            33,231
                               2005           109,018
                               2006            20,384
                            Thereafter        509,759
                                             --------
                              Total          $708,857
                                             ========

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 -- LEASE AGREEMENTS

     The leases entered into between the tenant and the Company for the rental of a site are month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Noncancelable long-term leases are in effect at certain sites within 22 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain floors and ceilings. Additionally, periodic market rate adjustments are made as deemed necessary. Future minimum rents are scheduled to be received under noncancelable tenant leases at December 31, 2001 as follows (amounts in thousands):

                               YEAR           AMOUNT
                            ----------       --------
                               2002          $ 41,906
                               2003            29,654
                               2004            26,574
                               2005            25,339
                               2006            17,372
                            Thereafter         45,120
                                             --------
                              Total          $185,965
                                             ========

NOTE 12 -- GROUND LEASES

     The Company leases land under noncancellable operating leases at certain of the Properties expiring in various years from 2022 to 2031 with terms which require twelve equal payments per year plus additional rents calculated as a percent of gross revenues. For the years ended December 31, 2001, 2000 and 1999, ground lease rent was $1.6 million. Minimum future rental payments under the ground leases are $1.6 million for each of the next five years and $27.9 million thereafter.

NOTE 13 -- TRANSACTIONS WITH RELATED PARTIES

     Equity Group Investments, Inc. ("EGI"), an entity controlled by Mr. Samuel Zell, Chairman of the Board of Directors, and certain of its affiliates have provided services such as administrative support, investor relations, corporate secretarial, real estate tax evaluation services, market consulting and research services. Fees paid to EGI and its affiliates amounted to approximately $2,000, $26,000 and $74,000 for the years ended December 31, 2001, 2000 and 1999, respectively. There were no significant amounts due to these affiliates as of December 31, 2001 and 2000, respectively.

     Certain related entities, owned by persons affiliated with Mr. Zell, have provided services to the Company. These entities include, but are not limited to, Rosenberg & Liebentritt, P.C. which provided legal services including property acquisition services in 1999; The Riverside Agency, Inc. which provided insurance brokerage services. In addition, Equity Office Properties Trust, of which Mr. Zell is the Chairman of the Board, provides office space to the Company. Fees paid to these entities amounted to approximately $454,000, $442,000 and $473,000 for the years December 31, 2001, 2000 and 1999, respectively. Amounts due to these affiliates were approximately $32,000 as of both December 31, 2001 and 2000, respectively.

     Related party agreements or fee arrangements are generally for a term of one year and approved by independent members of the Board of Directors.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- STOCK OPTION PLAN AND STOCK GRANTS

     A Stock Option Plan (the "Plan") was adopted by the Company in December 1992. Pursuant to the Plan, certain officers, directors, employees and consultants of the Company may be offered the opportunity to acquire shares of Common Stock through the grant of stock options ("Options"), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The Compensation Committee will determine the vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 2001, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. The Plan allows for 10,000 Options to be granted annually to each director. The Common Stock with respect to which the Options may be granted during any calendar year to any grantee shall not exceed 250,000 shares. In addition, the Plan provides for the granting of stock appreciation rights ("SARs") and restricted stock grants ("Stock Grants"). A maximum of 4,000,000 shares of Common Stock were available for grant under the Plan as of December 31, 2001.

     In 2001, 2000 and 1999, the Company issued 0, 19,181 and 14,666 shares related to Stock Grants, respectively, which represented a portion of certain employee bonuses. The fair market value of these Stock Grants of approximately $0, $525,000 and $352,000 at the date of grant was recorded as compensation expense by the Company in 2001, 2000 and 1999, respectively.

     In 1998, the Company awarded 233,500 Stock Grants to certain members of senior management of the Company. These Stock Grants vest over five years, but may be restricted for a period of up to ten years depending upon certain performance benchmarks tied to increases in funds from operations being met. The fair market value of these Stock Grants of approximately $5.7 million as of the date of grant was treated in 1998 as deferred compensation. The Company amortized approximately $2.0 million and $593,000 related to these Stock Grants in 2001 and 2000, respectively. The balance of unamortized deferred compensation related to these Stock Grants is $2,206,000 as of December 31, 2001.

     In 1999, the Company awarded 65,000 Stock Grants to certain members of senior management of the Company. These Stock Grants vest over three years with one-half vesting in 1999. The fair market value of these Stock Grants of approximately $1.5 million as of the date of grant was treated in 1999 as deferred compensation. The Company amortized approximately $386,000 and $385,000 related to these Stock Grants in 2001 and 2000, respectively.

     In 2000, the Company awarded 69,750 Stock Grants to certain members of senior management of the Company. These Stock Grants vest over three years with one-half vesting in 2000. The fair market value of these Stock Grants of approximately $1.9 million as of the date of grant was treated in 2000 as deferred compensation. The Company amortized approximately $478,000 and $955,000 related to these Stock Grants in 2001 and 2000 respectively. The balance of unamortized deferred compensation related to these Stock Grants is $478,000 as of December 31, 2001.

     In 2001, the Company awarded 43,000 Stock Grants to certain members of senior management of the Company. These Stock Grants vest over five years, but may be restricted for a period of up to ten years depending upon certain performance benchmarks tied to increases in funds from operations being met. The fair market value of these Stock Grants of approximately $1.2 million as of the date of grant was treated in 2001 as deferred compensation. The Company amortized approximately $239,000 related to these Stock Grants in 2001. The balance of unamortized deferred compensation related to these Stock Grants is approximately $957,000 as of December 31, 2001.

     In 1999, the Plan was amended to provide a Stock Grant of 2,000 shares vesting over three years in lieu of the 10,000 Options granted after the amendment to each director, if the director so elects. The fair market value of Stock Grants awarded to directors of approximately $386,000, $401,000 and $432,000 in 1999, 2000 and 2001 respectively, were treated as deferred compensation. The Company amortized approximately $406,280 related to these Stock Grants in 2001. The balance of unamortized deferred compensation related to the 1999, 2000, and 2001 Stock Grants is $0, $134,000 and $288,000
respectively as of December 31, 2001.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- STOCK OPTION PLAN AND STOCK GRANTS (CONTINUED)

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its Options and Stock Grants under the fair value method of that Statement. The fair value for the Options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 3.5%, 5.5% and 6.3%; dividend yields of 6.3%, 6.3% and 6.3%; volatility factors of the expected market price of the Company's common Stock of .19, .20 and .21; and a weighted-average expected life of the Options of 5 years. The fair value of the Stock Grants granted in 2001, 2000 and 1999 has been estimated at approximately 30% below the calculated fair market value on the date of grant because these Stock Grants may remain restricted even after they become fully vested.

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

     For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period and the estimated fair value of the Stock Grants is amortized to expense over the same period. The pro forma effect of SFAS No. 123 on the Company's net income for the years ended December 31, 2001, 2000 and 1999 was $648,000 ($0.02 per share), $134,000 ($0.0 per share) and $138,000 ($0.0 per share), respectively.

     A summary of the Company's stock option activity, and related information for the years ended December 31, 2001, 2000 and 1999 follows:

                                                                   WEIGHTED AVERAGE
                                               SHARES SUBJECT       EXERCISE PRICE
                                                TO OPTIONS           PER SHARE
                                               --------------      ----------------
          Balance at December 31, 1998           1,899,379              $21.08
            Options granted                        313,400               23.91
            Options exercised                     (126,565)              19.25
            Options canceled                       (66,767)              24.08
                                                 ---------
          Balance at December 31, 1999           2,019,447               21.72
            Options granted                        440,077               25.94
            Options exercised                     (250,092)              23.17
            Options canceled                      (101,227)              24.33
                                                 ---------
          Balance at December 31, 2000           2,108,205               22.30
            Options granted                        234,150               29.44
            Options exercised                     (387,115)              19.98
            Options canceled                       (69,891)              25.05
                                                 ---------
          Balance at December 31, 2001           1,885,349               23.57
                                                 =========

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -- STOCK OPTION PLAN AND STOCK GRANTS (CONTINUED)

     On March 23, 2001, the Company's Board of Directors approved resolutions amending and restating the Plan effective March 23, 2001 (the "Amended Plan") to increase the number of Common Shares issuable thereunder by 2,000,000 shares of Common Stock to an aggregate of 6,000,000 shares. On May 8, 2001, the Company's shareholder's approved the Amended Plan.

     As of December 31, 2001, 2000 and 1999, 1,252,344 shares, 416,603 shares and 747,258 shares remained available for grant, respectively, and 1,422,211 shares, 1,562,074 shares and 1,426,072 shares were exercisable, respectively. Exercise prices for Options outstanding as of December 31, 2001 ranged from $12.88 to $30.65, with the substantial majority of the exercise prices exceeding $17.25. The remaining weighted-average contractual life of those Options was 6.2 years. The weighted average exercise price of outstanding and exercisable options was $22.39 as of December 31, 2001.

NOTE 15 -- PREFERRED STOCK

     The Company's Board of Directors is authorized under the Company's charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $.01 par value preferred stock (the "Preferred Stock"), with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company's Common Stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of The New York Stock Exchange. As of December 31, 2001 and 2000, no Preferred Stock was issued by the Company.

NOTE 16 -- SAVINGS PLAN

     The Company has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the "401(k) Plan"), to cover its employees and those of its Subsidiaries, if any. The 401(k) Plan permits eligible employees of the Company and those of any Subsidiary to defer up to 19% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. In addition, the Company will match dollar-for-dollar the participant's contribution up to 4% of the participant's eligible compensation.

     In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant's vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company's contribution to the 401(k) Plan was approximately $353,000, $315,000 and $385,000, for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's plan contribution for the profit sharing component of the 401(k) Plan is $139,000 for the year ended December 31, 2001.

NOTE 17 -- COMMITMENTS AND CONTINGENCIES

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

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Under California Civil Code Section 798.41, DeAnza was required to reduce rent by an amount equal to the average cost of usage over the preceding 12 months. This was done. With respect to water charges, because DeAnza did not want to be regulated by the California Public Utility Commission ("CPUC"), DeAnza relied on California Public Utilities Code Section 2705.5 ("CPUC Section 2705.5") to determine what rates would be charged for water on an ongoing basis without becoming a public utility. DeAnza and the Company interpreted the statute as providing that in a submetered mobile home park, the property owner is not subject to regulation and control of the CPUC so long as the users are charged what they would be charged by the utility company if users received their water directly from the utility company. In Santa Cruz, customers receiving their water directly from the City's water utility were charged a certain lifeline rate for the first 400 ccfs of water and a greater rate for usage over 400 ccfs of water, a readiness to serve charge of $7.80 per month and tax on the total. In reliance on CPUC Section 2705.5, DeAnza implemented its billings on this schedule notwithstanding that it did not receive the discount for the first 400 ccfs of water because it was a commercial and not a residential customer.

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

     In August 1994, when the Company acquired the Property, the Company reviewed the respective legal positions of the Santa Cruz Homeowners Association ("HOA") and DeAnza and concurred with DeAnza. DeAnza's reliance on CPUC Section 2705.5 made both legal and practical sense in that residents paid only what they would pay if they lived in a residential neighborhood within the City and permitted DeAnza to recoup part of the expenses of operating a submetered system through the readiness to serve charge.

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

NOTE 17 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     On March 20, 1998, the court of appeal issued the writ of mandate requested by the Company on the grounds that the hearing officer had improperly calculated the amount of the rebate (meaning the Company had correctly calculated the rent credits), but also ruling that the hearing officer was correct when he found that the readiness to serve charge and tax thereon as charged by DeAnza and the Company were an inappropriate rent increase. The decision primarily reflected the court of appeal's view that CPUC Section 2705.5 operated as a ceiling and that California Civil Code Section 798.41 allowed for a charge based on actual costs, including costs of administration, operation and maintenance of the system, but that the Company had not to provide evidence of such costs. The court of appeal further agreed with the Company that the City's hearing officer did not have the authority under California Civil Code Section 798.41 to establish rates that could be charged in the future.

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

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company bonded the judgment pending appeal in accordance with California procedural rules, which require a bond equal to 150% of the amount of the judgment. Post-judgment interest will accrue at the statutory rate of 10.0% per annum.

     On April 19, 1999, the trial court denied all of the Company's and DeAnza's post-trial motions for judgement notwithstanding the verdict, new trial and remittur. The trial court also awarded $700,000 of attorneys' fees to plaintiffs. The Company appealed the jury verdict and attorneys' fees award (which also accrues interest at the statutory rate of 10.0% per annum).

     On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award and the related award of attorneys' fees on the basis that punitive damages are not available as a remedy for a statutory violation of the MRL. The decision of the appellate court left the HOA with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. The Company expects the HOA to seek a new trial during 2002. The Company intends to vigorously defend itself.

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

     In a separate matter, in December 2000 the HOA and certain individual residents of the Property filed a complaint in the Superior Court of California, County of Santa Cruz (No. CV 139825) against the Company, certain affiliates of the Company and certain employees of the Company. The new lawsuit seeks damages, including punitive damages, for intentional infliction of emotional distress, unfair business practices, and unlawful retaliation purportedly arising from allegedly retaliatory rent increases which were noticed by the Company to certain residents in September 2000. The Company believes that the residents who received rent increase notices with respect to rent increases above those permitted by the local rent control ordinance were not covered by the ordinance either because they did not comply with the provisions of the ordinance or because they are exempted by state law. On December 29, 2000, the Superior Court of California, County of Santa Cruz enjoined such rent increases. The Company intends to vigorously defend the matter, which may go to trial in the summer of 2002.

 ELLENBURG COMMUNITIES

     The Company and certain other parties entered into a settlement agreement ("the Settlement"), which was approved by the Los Angeles County Superior Court in April 2000. The Settlement resolved substantially all of the litigation and appeals involving the Ellenburg Properties, and transactions arising out of the settlement closed on May 22, 2000 (see Note 5). Only the appeals of the two entities remain, neither of which is expected to materially affect the Company.

     In connection with the Ellenburg Acquisition, on September 8, 1999, Ellenburg Fund 20 ("Fund 20") filed a cross complaint in the Ellenburg dissolution proceeding against the Company and certain of its affiliates alleging causes of action for fraud and other claims in connection with the Ellenburg acquisition. The Company subsequently successfully had the cross complaint against the Company and its affiliates dismissed with prejudice by the California Superior Court. However, Fund 20 has appealed. This appeal was one not resolved by the Settlement. The Company believes Fund 20's allegations are without merit and will vigorously defend itself.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

     In October 2001, Fund 20 sued the Company and certain of its affiliates again, this time in Almeda County, California making substantially the same allegations. The Company obtained an injunction preventing the case from proceeding until the Fund 20 appeal is decided and other related proceedings in Arizona (from which the Company has already been dismissed with prejudice) are concluded.

 CANDLELIGHT PROPERTIES, L.L.C

     In 1996, 1997 and 1998, the Lending Partnership made loans to Candlelight Properties, L.L.C. ("Borrower") in the aggregate principal amount of $8,050,000 (collectively, the "Loan". The Loan was secured by a mortgage on Candlelight Village ("Candlelight"), a Property in Columbus, Indiana, and was guaranteed by Ronald E. Farren, the 99% owner of Borrower. The Company accounted for the Loan as an investment in real estate and, accordingly, Candlelight's rental revenues and operating costs were included with the Company's rental revenues and operating costs for financial reporting purposes. Concurrently with the funding of the Loan, Borrower granted the Operating Partnership the option to acquire Candlelight upon the maturity of the Loan. The Operating Partnership notified Borrower that it was exercising its option to acquire Candlelight in March 1999, and the Loan subsequently matured on May 3, 1999. However, Borrower failed to repay the Loan and refused to convey Candlelight to the Operating Partnership.

     Borrower filed suit in the Circuit Court of Bartholomew County, Indiana ("Court") on May 5, 1999, seeking declaratory judgment on the validity of the exercise of the option. The Lending Partnership filed suit in the Court the next day, seeking to foreclose its mortgage, and the suits were consolidated by the Court.

     On September 20, 2001, the parties entered into a settlement agreement providing for a cash payment of $10.8 million to the Lending Partnership and dismissal with prejudice of all litigation among the parties and their affiliates, among other terms. The closing under the Settlement Agreement occurred on October 5, 2001. The Company accounted for the Settlement as a disposition of the property.

 WESTWINDS

     The Operating Partnership is the ground lessee ("Lessee") of certain property in San Jose, California under ground leases ("Leases") from the Nicholson Family Trust ("Lessor"). On February 13, 2001, Lessor filed a petition for arbitration of disputes over whether certain items constitute "gross revenue" under the Leases in which petition Lessor seeks damages and termination of the Leases. Lessee responded on March 12, 2001 disputing Lessor's contentions. Lessor claims that "gross revenue" for the purpose of calculating percentage rent owing to Lessor under the ground leases includes certain amounts Lessee has recouped from tenants of the Property (who are protected by rent control) related to ground rent already paid to Lessor. Lessee has successfully been able to pass-through to tenants at the property increases in ground rent under the Leases. Lessee contends that this pass-through results in reimbursement of lease expense, not "gross revenue." Lessor also contends that the "net income" of RSI from the Property should be included in the gross revenue calculation. Lessee disputes this for many reasons, including, but not limited to, the fact that RSI is not a lessee under the Leases, the sales activity is not conducted by Lessee, and RSI is a separate company from Lessee.

     Lessor's motion for summary judgment on the pass-through issue was denied by an arbitration panel on November 2, 2001. Lessor and Lessee have agreed to mediate the dispute prior to arbitration. The Company does not believe that the amounts in question are material even if resolved against the Lessee and, based upon advice of counsel, does not believe that the Lessor will be successful in terminating the Leases.

 OTHER

     The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 -- SUBSEQUENT EVENTS

     Effective January 1, 2002, the Company purchased all of the outstanding Common Stock of RSI from affiliated and non-affiliated owners for approximately $675,000. As a result, the Company owns and controls RSI and will consolidate RSI as of January 1, 2002.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is unaudited quarterly data for 2001, 2000 and 1999 (amounts in thousands, except for per share amounts):

                                                             FIRST       SECOND        THIRD       FOURTH
                                                            QUARTER      QUARTER      QUARTER      QUARTER
                        2001                                 3/31         6/30         9/30         12/31
                        ----                                -------      -------      -------      -------
Total Revenues.........................................     $57,532      $56,218      $55,536      $56,570
Income before allocation to Minority Interests and
  extraordinary loss on early extinguishment of debt...     $18,739      $10,512      $10,468      $11,825
Net income available to common shareholders............     $12,644      $ 6,135      $ 6,097      $ 7,207
Weighted average Common Shares outstanding -- Basic....      20,793       20,969       21,108       21,266
Weighted average Common Shares outstanding -- Diluted..      26,771       26,898       27,071       27,293
Net income per Common Share outstanding -- Basic.......     $  0.61      $  0.29      $  0.29      $  0.34
Net income per Common Share outstanding -- Diluted.....     $  0.59      $  0.29      $  0.28      $  0.33

                                                             FIRST       SECOND        THIRD       FOURTH
                                                            QUARTER      QUARTER      QUARTER      QUARTER
                        2000                                 3/31         6/30         9/30         12/31
                        ----                                -------      -------      -------      -------
Total Revenues.........................................     $57,148      $54,271      $53,875      $55,384
Income before allocation to Minority Interests.........     $10,743      $21,547      $ 9,715      $10,696
Net income available to common shareholders............     $ 6,331      $13,921      $ 5,451      $ 6,244
Weighted average Common Shares outstanding -- Basic....      22,297       21,871       21,166       20,559
Weighted average Common Shares outstanding -- Diluted..      28,242       27,809       27,077       26,520
Net income per Common Share outstanding -- Basic.......     $  0.28      $  0.64      $  0.26      $  0.30
Net income per Common Share outstanding -- Diluted.....     $  0.28      $  0.63      $  0.25      $  0.30

                                                             FIRST       SECOND        THIRD       FOURTH
                                                            QUARTER      QUARTER      QUARTER      QUARTER
                        1999                                 3/31         6/30         9/30         12/31
                        ----                                -------      -------      -------      -------
Total Revenues.........................................     $54,390      $52,446      $53,537      $54,654
Income before allocation to Minority Interests.........     $10,078      $ 8,477      $ 8,417      $ 7,056
Net income available to common shareholders............     $ 8,234      $ 6,968      $ 6,877      $ 5,693
Weighted average Common Shares outstanding -- Basic....      26,157       25,773       25,613       23,381
Weighted average Common Shares outstanding -- Diluted..      32,340       31,829       31,586       29,281
Net income per Common Share outstanding -- Basic.......     $  0.31      $  0.27      $  0.27      $  0.24
Net income per Common Share outstanding -- Diluted.....     $  0.31      $  0.27      $  0.27      $  0.24

                                  SCHEDULE II
                      MANUFACTURED HOME COMMUNITIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 21, 2001

                                                                    ADDITIONS
                                                           --------------------------
                                           BALANCE AT                      CHARGED TO                          BALANCE
                                           BEGINNING       CHARGED TO        OTHER                            AT END OF
                                           OF PERIOD         INCOME         ACCOUNTS       DEDUCTIONS(1)       PERIOD
                                           ----------      ----------      ----------      -------------      ---------
For the year ended December 31, 1999:

  Allowance for doubtful accounts.....      $250,000        $413,573        $     --         ($363,573)       $300,000

For the year ended December 31, 2000:

  Allowance for doubtful accounts.....      $300,000        $322,574        $     --         ($322,574)       $300,000

For the year ended December 31, 2001:

  Allowance for doubtful accounts.....      $300,000        $426,579        $     --         ($426,579)       $300,000

---------------

(1) Deductions represent tenant receivables deemed uncollectible.

                                  SCHEDULE III
                      MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                                                                                              COSTS CAPITALIZED
                                                                                                                SUBSEQUENT TO
                                                                                   INITIAL COST TO               ACQUISITION
                                                                                       COMPANY                  (IMPROVEMENTS)
                                                                                ------------------------     --------------------
                                                                                             DEPRECIABLE              DEPRECIABLE
REAL ESTATE                             LOCATION               ENCUMBRANCES       LAND        PROPERTY       LAND       PROPERTY
-----------                       -----------------   ----     ------------     --------     -----------    ------    -----------
Apollo Village                    Phoenix               AZ          5,284            932         3,219          0           446
Brentwood Manor                   Mesa                  AZ          4,575          1,998         6,024         (1)          292
Carefree Manor                    Phoenix               AZ              0            706         3,307          0          (135)
Casa del Sol #1                   Peoria                AZ          6,786          2,215         6,467          0           329
Casa del Sol #2                   Glendale              AZ          6,920          2,104         6,283         (1)          270
Casa del Sol #3                   Glendale              AZ          6,631          2,450         7,452          0           166
Central Park                      Phoenix               AZ          7,185          1,612         3,784          0           452
Desert Skies                      Phoenix               AZ              0            792         3,629          0          (432)
Fairview Manor                    Tucson                AZ              0          1,674         4,708          0           875
Hacienda De Valencia              Mesa                  AZ          8,421            833         2,701          0           850
Palm Shadows                      Glendale              AZ          3,121          1,400         4,218          0           356
Sedona Shadows                    Sedona                AZ          2,645          1,096         3,431          0           286
Sunrise Heights                   Phoenix               AZ              0          1,000         3,016          0           269
The Mark                          Mesa                  AZ              0          1,354         4,660          6           718
The Meadows                       Tempe                 AZ          9,260          2,613         7,887          0           439
Whispering Palms                  Phoenix               AZ              0            670         2,399          0          (138)
California Hawaiian               San Jose              CA         17,976          5,825        17,755          0           813
Colony Park                       Ceres                 CA              0            890         4,513          0        (1,610)
Concord Cascade                   Pacheco               CA         10,381            985         3,016          0           682
Contempo Marin                    San Rafael            CA         16,149          4,788        16,379         (1)        1,851
Coralwood                         Modesto               CA              0              0         5,047          0           148
Date Palm Country Club            Cathedral City        CA         15,608          4,138        14,064        (23)        1,796
Four Seasons                      Fresno                CA              0            756         2,348          0           126
Laguna Lake                       San Luis Obispo       CA          5,570          2,845         7,640          1          (959)
Lamplighter                       Spring Valley         CA          9,393            633         2,201          0           502
Meadowbrook                       Santee                CA              0          4,345        12,528          0           924
Monte del Lago                    Castroville           CA          8,160          3,150         9,469          0           629
Quail Meadows                     Riverbank             CA              0          1,155         3,469          0           149
Nicholson Plaza                   San Jose              CA              0             --         4,512          0            44
Rancho Mesa                       El Cajon              CA              0          2,130         6,616          0          (173)
Rancho Valley                     El Cajon              CA          4,645            685         1,902          0           469
Royal Holiday                     Hemet                 CA              0            778                        0         2,840
Royal Oaks                        Visalia               CA              0            602         1,921          0           146
DeAnza Santa Cruz                 Santa Cruz            CA          5,581          2,103         7,201          0         2,103
Santiago Estates                  Sylmar                CA              0          3,562        14,205          0        (3,098)
Sea Oaks                          Los Osos              CA              0            871         2,703          0           128


                                     GROSS AMOUNT CARRIED
                                      AT CLOSE OF PERIOD
                                           12/31/01
                                  -------------------------
                                                DEPRECIABLE                      ACCUMULATED         DATE OF
REAL ESTATE                         LAND         PROPERTY          TOTAL         DEPRECIATION      ACQUISITION
-----------                       --------      -----------      ----------      ------------      -----------
Apollo Village                         932          3,665             4,597            (883)          1994
Brentwood Manor                      1,997          6,316             8,313          (1,846)          1993
Carefree Manor                         706          3,172             3,878            (425)          1998
Casa del Sol #1                      2,215          6,796             9,011            (936)          1996
Casa del Sol #2                      2,103          6,553             8,656            (875)          1996
Casa del Sol #3                      2,450          7,618            10,068            (909)          1998
Central Park                         1,612          4,236             5,848          (2,442)          1983
Desert Skies                           792          3,197             3,989            (419)          1998
Fairview Manor                       1,674          5,583             7,257            (720)          1998
Hacienda De Valencia                   833          3,551             4,384          (1,931)          1984
Palm Shadows                         1,400          4,574             5,974          (1,324)          1993
Sedona Shadows                       1,096          3,717             4,813            (550)          1997
Sunrise Heights                      1,000          3,285             4,285            (861)          1994
The Mark                             1,360          5,378             6,738          (1,284)          1994
The Meadows                          2,613          8,326            10,939          (2,204)          1994
Whispering Palms                       670          2,261             2,931            (300)          1998
California Hawaiian                  5,825         18,568            24,393          (2,880)          1997
Colony Park                            890          2,903             3,793            (375)          1998
Concord Cascade                        985          3,698             4,683          (2,019)          1983
Contempo Marin                       4,787         18,230            23,017          (4,319)          1994
Coralwood                                0          5,195             5,195            (760)          1997
Date Palm Country Club               4,115         15,860            19,975          (3,774)          1994
Four Seasons                           756          2,474             3,230            (370)          1997
Laguna Lake                          2,846          6,681             9,527          (1,004)          1998
Lamplighter                            633          2,703             3,336          (1,510)          1983
Meadowbrook                          4,345         13,452            17,797          (1,677)          1998
Monte del Lago                       3,150         10,098            13,248          (1,468)          1997
Quail Meadows                        1,155          3,618             4,773            (454)          1998
Nicholson Plaza                          0          4,556             4,556            (658)          1997
Rancho Mesa                          2,130          6,443             8,573            (821)          1998
Rancho Valley                          685          2,371             3,056          (1,320)          1983
Royal Holiday                          778          2,840             3,618             (97)          1998
Royal Oaks                             602          2,067             2,669            (301)          1997
DeAnza Santa Cruz                    2,103          9,304            11,407          (1,677)          1994
Santiago Estates                     3,562         11,107            14,669          (1,233)          1998
Sea Oaks                               871          2,831             3,702            (409)          1997

                                  SCHEDULE III
                      MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                                                                                             COSTS CAPITALIZED
                                                                                                               SUBSEQUENT TO
                                                                                  INITIAL COST TO               ACQUISITION
                                                                                      COMPANY                  (IMPROVEMENTS)
                                                                              ------------------------     ----------------------
                                                                                           DEPRECIABLE                DEPRECIABLE
REAL ESTATE                              LOCATION            ENCUMBRANCES       LAND        PROPERTY        LAND       PROPERTY
-----------                       ----------------------     ------------     --------     -----------     ------     -----------
Sunshadow                         San Jose            CA              0              0         5,707            0            89
Westwinds (4 properties)          San Jose            CA              0              0        17,616            0         4,131
Bear Creek                        Sheridan            CO              0          1,100        31,559            0       (28,094)
Cimarron                          Broomfield          CO          8,086            863         2,790            0           464
Golden Terrace                    Golden              CO          8,041            826         2,415            0           436
Golden Terrace  South             Golden              CO          2,400            750         2,265            0           477
Golden Terrace West               Golden              CO          9,737          1,694         5,065            0           750
Hillcrest Village                 Aurora              CO         15,476          1,912         5,202          290         1,967
Holiday Hills                     Denver              CO         19,437          2,159         7,780            1         3,156
Holiday Village CO                Co. Springs         CO          6,264            567         1,759            0           588
Pueblo Grande                     Pueblo              CO          3,476            241         1,069            0           334
Woodland Hills                    Denver              CO         11,765          1,928         4,408            0         2,192
Aspen Meadows                     Rehoboth            DE              0          1,148         4,543            0          (948)
Camelot Acres                     Rehoboth            DE          7,003            527         2,058            0           574
Mariners Cove                     Millsboro           DE              0            990         2,971            0         2,949
McNicol                           Rehoboth            DE              0            563         2,106            0          (347)
Sweetbriar                        Rehoboth            DE              0            498         3,027            1        (1,337)
Waterford Estates                 Bear                DE              0          5,250        16,202            0           370
Whispering Pines                  Lewes               DE              0          1,536         4,609            0           724
Maralago Cay                      Lantana             FL              0          5,325        15,420            0         1,090
Bay Indies                        Venice              FL         22,525         10,483         3,390            0        29,549
Bay Lake Estates                  Nokomis             FL          4,651            990         3,304            0           495
Buccaneer                         N. Ft. Myers        FL         19,532          4,207        14,410            0           756
Bulow Village                     Flagler Beach       FL          1,110          3,637           949            0         4,186
Carriage Cove                     Daytona Beach       FL          8,221          2,914        10,176            0        (1,168)
Coral Cay                         Margate             FL         16,742          5,890        20,211            0         1,580
Coquina                           St Augustine        FL              0          5,286         5,545            0         2,363
Meadows at  Countrywood           Plant City          FL              0          4,514        13,175            0         1,442
Country Place                     New Port Richey     FL          4,008            663             0           18         6,288
Country Side North                Vero Beach          FL              0          3,711        14,751            0        (2,646)
East Bay Oaks                     Largo               FL          6,674          1,240         3,322            0           377
Eldorado Village                  Largo               FL          4,576            778             0            0         2,669
Grand Island                      Grand island        FL              0          1,723         5,208           38           629
Heritage Village                  Vero Beach          FL              0          2,403         7,259            0           327
Hillcrest                         Clearwater          FL              0          1,278         5,850            0        (1,624)
Holiday Ranch                     Largo               FL              0            925         3,142            0          (155)


                                    GROSS AMOUNT CARRIED
                                     AT CLOSE OF PERIOD
                                          12/31/01
                                  ------------------------
                                               DEPRECIABLE                    ACCUMULATED        DATE OF
REAL ESTATE                         LAND        PROPERTY         TOTAL        DEPRECIATION     ACQUISITION
-----------                       --------     -----------     ----------     ------------     -----------
Sunshadow                                0         5,796            5,796           (848)         1997
Westwinds (4 properties)                 0        21,747           21,747         (3,185)         1997
Bear Creek                           1,100         3,465            4,565           (460)         1998
Cimarron                               863         3,254            4,117         (1,864)         1983
Golden Terrace                         826         2,851            3,677         (1,515)         1983
Golden Terrace South                   750         2,742            3,492           (399)         1997
Golden Terrace West                  1,694         5,815            7,509         (2,753)         1986
Hillcrest Village                    2,202         7,169            9,371         (3,903)         1983
Holiday Hills                        2,160        10,936           13,096         (5,705)         1983
Holiday Village CO                     567         2,347            2,914         (1,236)         1983
Pueblo Grande                          241         1,403            1,644           (780)         1983
Woodland Hills                       1,928         6,600            8,528         (1,767)         1994
Aspen Meadows                        1,148         3,595            4,743           (495)         1998
Camelot Acres                          527         2,632            3,159         (1,449)         1983
Mariners Cove                          990         5,920            6,910         (2,071)         1987
McNicol                                563         1,759            2,322           (232)         1998
Sweetbriar                             499         1,690            2,189           (211)         1998
Waterford Estates                    5,250        16,572           21,822         (1,969)         1996
Whispering Pines                     1,536         5,333            6,869         (2,232)         1998
Maralago Cay                         5,325        16,510           21,835         (2,291)         1997
Bay Indies                          10,483        32,939           43,422         (8,621)         1994
Bay Lake Estates                       990         3,799            4,789           (965)         1994
Buccaneer                            4,207        15,166           19,373         (3,709)         1994
Bulow Village                        3,637         5,135            8,772           (768)         1994
Carriage Cove                        2,914         9,008           11,922         (1,199)         1998
Coral Cay                            5,890        21,791           27,681         (5,185)         1994
Coquina                              5,286         7,908           13,194           (404)         1999
Meadows at Countrywood               4,514        14,617           19,131         (1,948)         1998
Country Place                          681         6,288            6,969         (1,973)         1986
Country Side North                   3,711        12,105           15,816         (1,597)         1998
East Bay Oaks                        1,240         3,699            4,939         (2,156)         1983
Eldorado Village                       778         2,669            3,447         (1,541)         1983
Grand Island                         1,761         5,837            7,598           (170)         2001
Heritage Village                     2,403         7,586            9,989         (1,946)         1994
Hillcrest                            1,278         4,226            5,504           (537)         1998
Holiday Ranch                          925         2,987            3,912           (396)         1998

                                  SCHEDULE III
                      MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                                                                                               COSTS CAPITALIZED
                                                                                                                 SUBSEQUENT TO
                                                                                    INITIAL COST TO               ACQUISITION
                                                                                        COMPANY                  (IMPROVEMENTS)
                                                                                ------------------------     ----------------------
                                                                                             DEPRECIABLE                DEPRECIABLE
REAL ESTATE                               LOCATION             ENCUMBRANCES       LAND        PROPERTY        LAND       PROPERTY
-----------                       ------------------------     ------------     --------     -----------     ------     -----------
Holiday Village FL                Vero Beach            FL              0            350         1,792            0          (313)
Indian Oaks                       Rockledge             FL          3,091          1,089         4,527            0          (518)
Lake Fairways                     N. Ft. Myers          FL              0          6,075        18,134            0           810
Lake Haven                        Dunedin               FL          8,071          1,135         4,047            0           763
Lakewood Village                  Melbourne             FL              0          1,863         5,627           (1)          385
Landings                          Port Orange           FL              0          2,446         8,496            0          (576)
Mid-Florida Lakes                 Leesburg              FL         25,112          5,997        20,635            0         2,683
Oak Bend                          Ocala                 FL              0            850         2,572            0           605
Pickwick                          Port Orange           FL          8,375          2,803         8,870            0            46
Pine Lakes                        N. Ft. Myers          FL              0          6,306        14,579            0         4,770
Sherwood Forest                   Kissimmee             FL          9,637          4,852        19,642            0        (2,849)
Sherwood Forest RV Park           Kissimmee             FL              0          2,870         3,621          568           636
Southern Palms                    Eustis                FL              0          2,169         5,884            0         1,013
Spanish Oaks                      Ocala                 FL          7,445          2,250         6,922            0           509
Oaks at Countrywood               Plant City            FL              0          1,111         2,513         (340)          188
The Heritage                      N. Ft. Myers          FL              0          1,438         4,371          249         2,046
The Lakes at Countrywood          Plant city            FL              0          2,377         7,086           37           627
The Meadows, FL                   Palm Beach Gardens    FL          6,202          3,229         9,870            0           220
Windmill Manor                    Bradenton             FL          6,282          2,153         6,125           (1)          874
Windmill Village -- Ft. Myers     N. Ft. Myers          FL          9,406          1,417         5,440            0           942
Windmill Village North            Sarasota              FL          9,069          1,523         5,063            0           580
Windmill Village South            Sarasota              FL          5,563          1,106         3,162            0           311
Five Seasons                      Cedar Rapids          IA              0          1,053         5,361            0        (1,440)
Holiday Village, IA               Sioux City            IA              0            313         3,744            0           351
Golf Vistas                       Monee                 IL              0          2,843         4,719            0         3,529
Willow Lake Estates               Elgin                 IL         21,392          6,138        21,033            0         1,953
Burns Harbor Estates              Chesterton            IN              0            916         2,909            0         1,469
Oak Tree Village                  Portage               IN          6,092              0             0          569         3,465
Windsong                          Indianapolis          IN              0          1,482         6,509            0        (1,916)
Pheasant Ridge                    Mt. Airy              MD              0            376         1,779            0           356
Creekside                         Wyoming               MI              0          1,109         3,646            0           (19)
Camelot Acres                     Burnsville            MN              0          1,778         6,577            0          (901)
Casa Village                      Billings              MT          8,040          1,011         3,109          181         1,913
Del Rey                           Albuquerque           NM              0          1,926         5,800            0           677
Bonanza                           Las Vegas             NV          9,988            908         2,643            0           613
Boulder Cascade                   Las Vegas             NV          7,878          2,995        12,413            0        (2,756)


                                    GROSS AMOUNT CARRIED
                                     AT CLOSE OF PERIOD
                                          12/31/01
                                  ------------------------
                                               DEPRECIABLE                    ACCUMULATED        DATE OF
REAL ESTATE                         LAND        PROPERTY         TOTAL        DEPRECIATION     ACQUISITION
-----------                       --------     -----------     ----------     ------------     -----------
Holiday Village FL                     350         1,479            1,829           (176)         1998
Indian Oaks                          1,089         4,009            5,098           (518)         1998
Lake Fairways                        6,075        18,944           25,019         (4,500)         1994
Lake Haven                           1,135         4,810            5,945         (2,645)         1983
Lakewood Village                     1,862         6,012            7,874         (1,537)         1994
Landings                             2,446         7,920           10,366         (1,068)         1998
Mid-Florida Lakes                    5,997        23,318           29,315         (5,489)         1994
Oak Bend                               850         3,177            4,027           (853)         1993
Pickwick                             2,803         8,916           11,719         (1,161)         1998
Pine Lakes                           6,306        19,349           25,655         (4,505)         1994
Sherwood Forest                      4,852        16,793           21,645         (2,048)         1998
Sherwood Forest RV Park              3,438         4,257            7,695           (506)         1998
Southern Palms                       2,169         6,897            9,066           (654)         1998
Spanish Oaks                         2,250         7,431            9,681         (2,003)         1993
Oaks at Countrywood                    771         2,701            3,472           (285)         1998
The Heritage                         1,687         6,417            8,104         (1,657)         1993
The Lakes at Countrywood             2,414         7,713           10,127           (226)         2001
The Meadows, FL                      3,229        10,090           13,319           (824)         1999
Windmill Manor                       2,152         6,999            9,151           (939)         1998
Windmill Village -- Ft. Myers        1,417         6,382            7,799         (3,575)         1983
Windmill Village North               1,523         5,643            7,166         (3,230)         1983
Windmill Village South               1,106         3,473            4,579         (2,025)         1983
Five Seasons                         1,053         3,921            4,974           (579)         1998
Holiday Village, IA                    313         4,095            4,408         (2,074)         1986
Golf Vistas                          2,843         8,248           11,091         (1,071)         1997
Willow Lake Estates                  6,138        22,986           29,124         (5,432)         1994
Burns Harbor Estates                   916         4,378            5,294         (1,236)         1993
Oak Tree Village                       569         3,465            4,034         (1,268)         1987
Windsong                             1,482         4,593            6,075           (621)         1998
Pheasant Ridge                         376         2,135            2,511         (1,198)         1988
Creekside                            1,109         3,627            4,736           (481)         1998
Camelot Acres                        1,778         5,676            7,454           (761)         1998
Casa Village                         1,192         5,022            6,214         (2,398)         1983
Del Rey                              1,926         6,477            8,403         (1,883)         1993
Bonanza                                908         3,256            4,164         (1,806)         1983
Boulder Cascade                      2,995         9,657           12,652         (1,183)         1998

                                  SCHEDULE III
                      MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                                                                                                COSTS CAPITALIZED
                                                                                                                  SUBSEQUENT TO
                                                                                     INITIAL COST TO               ACQUISITION
                                                                                         COMPANY                  (IMPROVEMENTS)
                                                                                 ------------------------     ----------------------
                                                                                              DEPRECIABLE                DEPRECIABLE
REAL ESTATE                               LOCATION              ENCUMBRANCES       LAND        PROPERTY        LAND       PROPERTY
-----------                       ------------------------      ------------     --------     -----------     ------     -----------
Cabana                            Las Vegas             NV           8,425          2,648         7,989            0           174
Flamingo West                     Las Vegas             NV               0          1,730         5,266            0           688
Villa Borega                      Las Vegas             NV           7,470          2,896         8,774            0           186
Brook Gardens                     Lackawanna            NY               0          3,828        10,310            0         1,099
Greenwood Village                 Manorville            NY               0          3,667         9,414          485         2,814
Falcon Wood Village               Eugene                OR               4          1,112         3,426            0           109
Quail Hollow                      Fairview              OR               0              0         3,249            0           102
Shadowbrook                       Clackamas             OR               0          1,197         3,693            0           102
Green Acres                       Breinigsville         PA          16,014          2,680         7,479            0         2,149
Fun n Sun RV Park                 San Benito            TX               0          2,533             0            0         8,414
All Seasons                       Salt Lake City        UT               0            510         1,623            0           163
Westwood Village                  Farr West             UT               0          1,346         4,179            0         1,030
Meadows of Chantilly              Chantilly             VA               0          5,430        16,440            0         1,627
Kloshe Illahee                    Federal Way           WA           6,469          2,408         7,286            0            83
Independence Hill                 Morgantown            WV               0            299           898            0           259
College Heights Consolidated
 (18 properties)                                   Various          65,914         17,045        71,382            0           493
Management Business               Chicago               IL               0              0           436            0         7,542
                                                                  --------       --------      --------       ------       -------
                                                                  $589,954       $269,795      $871,001       $2,076       $95,266
                                                                  ========       ========      ========       ======       =======


                                    GROSS AMOUNT CARRIED
                                     AT CLOSE OF PERIOD
                                          12/31/01
                                  ------------------------
                                               DEPRECIABLE                    ACCUMULATED        DATE OF
REAL ESTATE                         LAND        PROPERTY         TOTAL        DEPRECIATION     ACQUISITION
-----------                       --------     -----------     ----------     ------------     -----------

Cabana                               2,648         8,163           10,811         (2,075)         1994
Flamingo West                        1,730         5,954            7,684         (1,416)         1994
Villa Borega                         2,896         8,960           11,856         (1,315)         1997
Brook Gardens                        3,828        11,409           15,237         (1,575)         1998
Greenwood Village                    4,152        12,228           16,380         (1,482)         1998
Falcon Wood Village                  1,112         3,535            4,647           (512)         1997
Quail Hollow                             0         3,351            3,351           (490)         1997
Shadowbrook                          1,197         3,795            4,992           (577)         1997
Green Acres                          2,680         9,628           12,308         (4,016)         1988
Fun n Sun RV Park                    2,533         8,414           10,947         (1,155)         1998
All Seasons                            510         1,786            2,296           (274)         1997
Westwood Village                     1,346         5,209            6,555           (745)         1997
Meadows of Chantilly                 5,430        18,067           23,497         (4,707)         1994
Kloshe Illahee                       2,408         7,369            9,777         (1,072)         1997
Independence Hill                      299         1,157            1,456           (450)         1990
College Heights Consolidated
 (18 properties)                    17,045        71,875           88,920         (8,387)         1998
Management Business                      0         7,978            7,978         (5,700)         1990
                                  --------      --------       ----------      ---------
                                  $271,871      $966,267       $1,238,138      $(211,878)
                                  ========      ========       ==========      =========

---------------

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

(3) The balance of furniture and fixtures included in the total amounts was approximately $12.2 million as of December 31, 2001.

(4) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $1.1 billion, as of December 31, 2001.

(5) All Properties were acquired, except for Country Place Village, which was constructed.

                                  SCHEDULE III
                      MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)


     The changes in total real estate for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                         2001           2000           1999
                                      ----------     ----------     ----------
      Balance, beginning of year....  $1,218,176     $1,264,343     $1,237,431
        Acquisitions(1).............      17,770         (4,581)        12,496
        Improvements................      23,140         16,261         16,700
        Dispositions(2) and other...     (20,948)       (57,847)        (2,284)
                                      ----------     ----------     ----------
      Balance, end of year..........  $1,238,138     $1,218,176     $1,264,343
                                      ==========     ==========     ==========

---------------

(1) Acquisitions for the year ended December 31, 2000 include return of escrow proceeds.

(2) Dispositions for 2000 include the non-cash assumption of $19.0 million of debt by the purchaser of a Property.

     The changes in accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                          2001           2000           1999
                                        --------       --------       --------
      Balance, beginning of year....    $181,580       $150,757       $118,021
        Depreciation expense........      35,205         35,548         35,020
        Dispositions and other......      (4,907)        (4,725)        (2,284)
                                        --------       --------       --------
      Balance, end of year..........    $211,878       $181,580       $150,757
                                        ========       ========       ========