Form 10-Q
period 2002-03-31
MANUFACTURED HOME COMMUNITIES INC
filed 2002-05-15
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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

              21,794,617 shares of Common Stock as of May 2, 2002.

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS



                          PART I - FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS

                                                                                                             Page
                                                                                                             ----

    Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001.........................3

    Consolidated Statements of Operations for the quarters ended March 31, 2002 and 2001 (unaudited)...........4

    Consolidated Statements of Cash Flows for the quarters ended March 31, 2002 and 2001 (unaudited)...........5

    Notes to Consolidated Financial Statements.................................................................6


ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................................................16

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk.......................................22


                                            PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................................................23

ITEM 6.    Exhibits and Reports on Form 8-K...................................................................23

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          MARCH 31,
                                                                            2002          DECEMBER 31,
                                                                        (UNAUDITED)          2001
                                                                        -----------       -----------
ASSETS
Investment in real estate:
   Land ..........................................................      $   274,006       $   271,871
   Land improvements .............................................          869,117           855,296
   Buildings and other depreciable property ......................          116,873           110,971
                                                                        -----------       -----------
                                                                          1,259,996         1,238,138
   Accumulated depreciation ......................................         (221,925)         (211,878)
                                                                        -----------       -----------
     Net investment in real estate ...............................        1,038,071         1,026,260
Cash and cash equivalents ........................................            6,981             1,354
Notes receivable .................................................            7,128             1,506
Investment in and advances to affiliates .........................              ---            34,387
Investment in joint ventures .....................................           12,059            11,853
Rents receivable .................................................            2,197             1,966
Deferred financing costs, net ....................................            6,019             5,867
Inventory ........................................................           33,372               ---
Prepaid expenses and other assets ................................           21,295            16,770
                                                                        -----------       -----------
   Total assets ..................................................      $ 1,127,122       $ 1,099,963
                                                                        ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ........................................      $   588,132       $   590,371
   Unsecured term loan ...........................................          100,000           100,000
   Unsecured line of credit ......................................           25,250            16,250
   Other notes payable ...........................................           14,514             2,236
   Accounts payable and accrued expenses .........................           27,145            23,000
   Accrued interest payable ......................................            4,814             4,582
   Rents received in advance and security deposits ...............            8,927             5,133
   Distributions payable .........................................           12,956            12,062
   Due to affiliates .............................................               56                32
                                                                        -----------       -----------
     Total liabilities ...........................................          781,794           753,666
                                                                        -----------       -----------
Commitments and contingencies

Minority interest - Common OP Units and other ....................           45,673            46,147
Minority interest - Perpetual Preferred OP Units .................          125,000           125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued ...................              ---               ---
   Common stock, $.01 par value
     50,000,000 shares authorized; 21,742,948 and 21,562,343
     shares issued and outstanding for 2002 and 2001, respectively              216               215
   Paid-in capital ...............................................          249,861           245,827
   Deferred compensation .........................................           (5,722)           (4,062)
   Employee notes ................................................           (3,841)           (3,841)
   Distributions in excess of accumulated earnings ...............          (66,690)          (63,478)
   Accumulated other comprehensive income ........................              831               489
                                                                        -----------       -----------
     Total stockholders' equity ..................................          174,655           175,150
                                                                        -----------       -----------
   Total liabilities and stockholders' equity ....................      $ 1,127,122       $ 1,099,963
                                                                        ===========       ===========



    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                            MARCH 31,      MARCH 31,
                                                                              2002           2001
                                                                            --------       --------
PROPERTY OPERATIONS:
     Base rental income ..............................................      $ 50,384       $ 49,013
     RV base rental income ...........................................         2,437          1,850
     Utility and other income ........................................         5,301          5,755
                                                                            --------       --------
         Property operating revenues .................................        58,122         56,618

     Property operating and maintenance ..............................        16,172         15,993
     Real estate taxes ...............................................         4,621          4,601
     Property management .............................................         2,407          2,248
                                                                            --------       --------
         Property operating expenses .................................        23,200         22,842
                                                                            --------       --------
         Income from property operations .............................        34,922         33,776

HOME SALES OPERATIONS:
     Gross revenues and inventory home sales .........................         4,726            ---
     Cost of inventory home sales ....................................        (3,735)           ---
                                                                            --------       --------
         Gross profit from inventory home sales ......................           991            ---
     Brokered resale revenues, net ...................................           431            ---
     Home selling expenses ...........................................        (2,118)           ---
     Ancillary services revenues, net ................................           557            ---
                                                                            --------       --------
         Income from home sales and other ............................          (139)           ---

OTHER INCOME AND EXPENSES:
     Interest income .................................................           264            214
     Equity in income of affiliates ..................................           ---             23
     Other corporate income ..........................................           375            677
     General and administrative ......................................        (1,880)        (1,655)
     Interest and related amortization ...............................       (12,550)       (13,406)
     Depreciation on corporate assets ................................          (326)          (304)
     Depreciation on real estate assets and other costs ..............        (8,971)        (8,679)
                                                                            --------       --------
         Total other income and expenses .............................       (23,088)       (23,130)

     Income from operations ..........................................        11,695         10,646
     Gain on sale of Properties and other ............................           ---          8,093
                                                                            --------       --------
     Income before allocation to Minority Interests ..................        11,695         18,739

     (Income) allocated to Common OP Units ...........................        (1,767)        (3,282)
     (Income) allocated to Perpetual Preferred OP Units ..............        (2,813)        (2,813)
                                                                            --------       --------

           NET INCOME ................................................      $  7,115       $ 12,644
                                                                            ========       ========

     Net income per Common Share - basic .............................      $    .33       $    .61
                                                                            ========       ========
     Net income per Common Share - diluted ...........................      $    .32       $    .59
                                                                            ========       ========

     Distributions declared per Common Share outstanding .............      $   .475       $   .445
                                                                            ========       ========

     Weighted average Common Shares outstanding - basic ..............        21,433         20,793
                                                                            ========       ========
     Weighted average Common Shares outstanding - diluted (see Note 2)        27,508         26,771
                                                                            ========       ========


    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         MARCH 31,       MARCH 31,
                                                                                           2002            2001
                                                                                         --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..................................................................       $  7,115        $ 12,644
     Adjustments to reconcile net income to cash provided by operating activities:
         Income allocated to Minority Interests ..................................          4,580           6,095
              Gain on sale of Properties and other ...............................            ---          (8,093)
         Depreciation and amortization expense ...................................          9,247           9,254
         Equity in income of affiliates and joint ventures .......................           (353)           (613)
         Amortization of deferred compensation and other .........................            741             525
         Increase in inventory ...................................................           (462)            ---
         Increase in rents receivable ............................................           (231)           (102)
         Decrease (increase) in prepaid expenses and other assets ................          1,585          (2,840)
         Increase in accounts payable and accrued expenses .......................            246           1,193
         Increase in rents received in advance and security deposits .............          3,733           3,258
                                                                                         --------        --------
     Net cash provided by operating activities ...................................         26,201          21,321
                                                                                         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Contributions to affiliates .................................................            ---          (1,045)
     (Funding) collection of notes receivable ....................................           (855)             18
     Investment in joint ventures net of distributions received ..................            167              85
     Proceeds from disposition of rental Properties and other assets .............            ---          16,864
     Purchase of Realty Systems, Inc. common stock ...............................           (674)            ---
     Cash received in acquisition of Realty Systems, Inc. ........................          2,374             ---
     Acquisition of rental Properties ............................................         (7,325)        (16,825)
     Improvements:
         Improvements - corporate ................................................           (222)           (146)
         Improvements - rental properties ........................................         (2,475)           (996)
         Site development costs ..................................................         (4,240)         (1,514)
                                                                                         --------        --------
     Net cash used in investing activities .......................................        (13,250)         (3,559)
                                                                                         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from stock options and employee stock purchase plan ............          1,948           2,403
     Distributions to Common Stockholders, Common OP Unitholders and
         Perpetual Preferred OP Unitholders ......................................        (14,851)        (13,824)
     Collection of principal payments on employee notes ..........................             60              73
     Line of credit:
           Proceeds ..............................................................         11,000          18,000
         Repayments ..............................................................         (2,000)        (23,000)
       Refinancing - net proceeds ................................................            ---             ---
     Principal payments ..........................................................         (3,043)         (1,046)
     Debt issuance costs .........................................................           (438)            ---
                                                                                         --------        --------
     Net cash used in financing activities .......................................         (7,324)        (17,394)
                                                                                         --------        --------

Net increase in cash and cash equivalents ........................................          5,627             368
Cash and cash equivalents, beginning of period ...................................          1,354           2,847
                                                                                         --------        --------
Cash and cash equivalents, end of period .........................................       $  6,981        $  3,215
                                                                                         ========        ========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest .........................................       $ 11,928        $ 13,339
                                                                                         ========        ========


    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DEFINITION OF TERMS:

     Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PRESENTATION:

     These unaudited Consolidated Financial Statements of Manufactured Home Communities, Inc., a Maryland corporation, and its subsidiaries (collectively, the "Company"), have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K (the "2001 Form 10-K"). The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2001 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

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

  Inventory consists of completed new and used homes, is stated at the lower of cost or market and is net of a valuation allowance calculated after consideration of the N.A.D.A. (National Automobile Dealers Association), Manufactured Housing Appraisal Guide and the current market value of the manufactured home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Resale revenues are stated net of commissions paid to employees of $139,000 for the quarter ended March 31, 2002.

   Notes receivable are stated net of an allowance for doubtful accounts.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - EARNINGS PER COMMON SHARE  (CONTINUED)

     The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2002 and 2001 (amounts in thousands):

                                                               MARCH 31,      MARCH 31,
                                                                 2002           2001
                                                               -------        -------
     NUMERATOR:
        Numerator for basic earnings per share -
        Net income ....................................        $ 7,115        $12,644
        Effect of dilutive securities:
        Income allocated to Common OP Units ...........          1,767          3,282
                                                               -------        -------
       Numerator for diluted earnings per share-
           income available to common shareholders
           after assumed conversions ..................        $ 8,882        $15,926
                                                               =======        =======

     DENOMINATOR:
        Denominator for basic earnings per share -
        Weighted average Common Stock outstanding .....         21,433         20,793
        Effect of dilutive securities:
          Weighted average Common OP Units ............          5,423          5,506
        Employee stock options ........................            652            472
                                                               -------        -------
       Denominator for diluted earnings per share-
           adjusted weighted average shares and
           assumed conversions ........................         27,508         26,771
                                                               =======        =======


NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 12, 2002, the Company paid a $.475 per share distribution for the quarter ended March 31, 2002 to stockholders of record on March 29, 2002.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - ACQUISITION OF REALTY SYSTEMS, INC.

     On January 1, 2002, the Company purchased all of the common stock of Realty Systems, Inc. ("RSI"). The Company previously owned the non-voting preferred stock and had notes receivable from RSI which were recorded as an investment in affiliate. The Company purchased the common stock of RSI from affiliated and non-affiliated owners for approximately $675,000. As a result of this acquisition, the Company owns and controls RSI and consolidates the financial results of RSI with those of the Company. Certain costs included in the acquisition are based on management's estimates and are subject to adjustment within one year of the closing date of January 1, 2002.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                                          (amounts in thousands)

ASSETS
Buildings and other depreciable property ...................      $  7,598
Accumulated depreciation ...................................        (1,262)
Cash and cash equivalents ..................................         2,374
Notes receivable ...........................................         4,767
Investment in joint ventures ...............................           195
Inventory ..................................................        32,910
Prepaid expenses and other assets ..........................         5,769
                                                                  --------
   Total assets acquired ...................................        52,351

LIABILITIES
Other notes payable ........................................       (13,082)
Accounts payable and accrued expenses ......................        (4,083)
Accrued interest payable ...................................           (73)
Rents received in advance and security deposits ............           (61)
Distributions payable ......................................            10
                                                                  --------
   Total liabilities assumed ...............................       (17,289)


Conversion of previous investment ..........................       (34,387)
Cash paid for common equity interest .......................          (675)
                                                                  ========


NOTE 5 - REAL ESTATE

     On March 12, 2002, the Company acquired Mt. Hood Village, a recreational vehicle ("RV") community, with a total of 450 sites, for approximately $6.8 million. Mt. Hood Village is located in Welches, Oregon and has land available for up to 120 expansion sites. The acquisition was funded by a borrowing on the Company's line of credit.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - NOTES RECEIVABLE

     As of March 31, 2002 and December 31, 2001, the Company had approximately $7.1 million and $1.5 million in notes receivable, respectively. The Company has approximately $1.5 million in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of Common OP Units and partnership interest in certain joint ventures. The Company has approximately $5.6 million in notes which yield a per annum rate of approximately 11.5% and are collateralized by manufactured homes.


NOTE 7 - LONG-TERM BORROWINGS

     As of March 31, 2002 and December 31, 2001, the Company had outstanding mortgage indebtedness of approximately $588.1 million and $590.4 million, respectively, encumbering 77 of the Company's Properties. As of March 31, 2002 and December 31, 2001, the carrying value of such Properties was approximately $663 million and $693 million, respectively.

     The outstanding mortgage indebtedness consists of:

- A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 29 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and pays interest at a rate of 7.015% per annum. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is recorded net of a hedge of $3.0 million (net of accumulated amortization of $164,000) which is being amortized into interest expense over the life of the loan.

- A $65.7 million mortgage note (the "College Heights Mortgage") collateralized by 18 Properties owned in a joint venture formed by the Company and Wolverine Investors, LLC. The College Heights Mortgage bears interest at a rate of 7.19% per annum, amortizes beginning July 1, 1999 over 30 years and matures July 1, 2008.

- A $92.9 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $22.4 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC-Bay Indies Financing Limited Partnership. The Bay Indies Mortgage bears interest at a rate of 7.48% per annum, amortizes beginning August 1, 1994 over 27.5 years and matures July 1, 2004.

- A $15.6 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a per annum rate of 7.96%, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $49.8 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owed by MHC Stagecoach L.L.C. The Stagecoach Mortgage bears interest at a per annum rate of 6.98%, amortizes beginning September 1, 2001 over 10 years and matures September 1, 2011.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - LONG-TERM BORROWINGS (CONTINUED)

- Approximately $74.3 million of mortgage debt on 18 other various Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. Scheduled maturities for the outstanding indebtedness are at various dates through November 30, 2020, and fixed interest rates range from 7.15% to 8.92% per annum. In addition, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997.

     The Company has a $150 million unsecured line of credit with a group of banks (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%, maturing on August 9, 2003. The Company pays a quarterly fee on the average unused amount of such credit equal to 0.15% of such amount. As of March 31, 2002 and December 31, 2001, the Company had $25.3 million and $16.3 million, respectively, outstanding under the Credit Agreement.

     The Company has a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.0%. The Term Loan matures on August 9, 2003.

     On October 29, 2001, the Company entered into an interest rate swap agreement, fixing LIBOR on $100 million of the Company's floating rate debt at approximately 3.7% for the period October 2001 through August 2004. The terms of the swap require monthly settlements on the same dates that interest payments are due on the debt. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133) and its amendments, SFAS No. 137 and SFAS No. 138. In accordance with SFAS No. 133, the interest rate swap is reflected at market value. The Company believes the swap is a perfectly effective cash flow hedge per SFAS No. 133 and there will be no effect on net income as a result of the mark-to-market adjustment. The value of the hedge as of March 31, 2002 was approximately $831,000 and is recorded as an asset and included in other assets. Mark-to-market change in the value of the swap are included in other comprehensive income.

     The Company has a $12.3 million note ("Conseco Financing Note"), collateralized by manufactured home inventory. The Conseco Financing Note bears interest at the prime rate and matures at various dates through March 2004 or when the inventory homes are sold. Future purchases of inventory will be funded with the Company's existing line of credit.

     The Company has approximately $2.2 million of installment notes payable, secured by a letter of credit, each with an interest rate of 6.5% per annum, maturing September 1, 2002. Approximately $900,000 of the notes pay principal annually and interest quarterly and the remaining $1.3 million of the notes pay interest only quarterly.

NOTE 8 - STOCK OPTIONS

     Pursuant to the Stock Option Plan as discussed in Note 14 to the 2001 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the quarter ended March 31, 2002, Options for 76,097 shares of common stock were exercised.

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


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     On March 20, 1998, the court of appeal issued the writ of mandate requested by the Company on the grounds that the hearing officer had improperly calculated the amount of the rebate (meaning the Company had correctly calculated the rent credits), but also ruling that the hearing officer was correct when he found that the readiness to serve charge and tax thereon as charged by DeAnza and the Company were an inappropriate rent increase. The decision primarily reflected the court of appeal's view that CPUC Section 2705.5 operated as a ceiling and that California Civil Code Section 798.41 allowed for a charge based on actual costs, including costs of administration, operation and maintenance of the system, but that the Company did not have to provide evidence of such costs. The court of appeal further agreed with the Company that the City's hearing officer did not have the authority under California Civil Code Section 798.41 to establish rates that could be charged in the future.

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


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgement interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the MRL. The decision of the appellate court left the HOA with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. The HOA has filed two motions in Superior Court, seeking statutory penalties and attorneys' fees, which may be heard in July, 2002. The Company intends to vigorously defend itself against these claims and has filed motions for summary adjudication of the statutory penalty issue in favor of the Company and a motion to be declared the prevailing party in this litigation. These motions are also currently scheduled for July 2002. In addition, the Superior Court has scheduled a settlement conference for July 2002 in the matter.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     In a separate matter, in December 2000 the HOA and certain individual residents of the Property filed a complaint in the Superior Court of California, County of Santa Cruz (No. CV 139825) against the Company, certain affiliates of the Company and certain employees of the Company. The new lawsuit seeks damages, including punitive damages, for intentional infliction of emotional distress, unfair business practices, and unlawful retaliation purportedly arising from allegedly retaliatory rent increases which were noticed by the Company to certain residents in September 2000. The Company believes that the residents who received rent increase notices with respect to rent increases above those permitted by the local rent control ordinance were not covered by the ordinance either because they did not comply with the provisions of the ordinance or because they are exempted by state law. On December 29, 2000, the Superior Court of California, County of Santa Cruz enjoined such rent increases. The company is engaged in lengthy settlement discussions on the matter before a Superior Court judge which settlement discussions have not yet resulted in a definitive settlement agreement. If the case is not settled, the Company intends to vigorously defend the matter, which may go to trial in September 2002.

ELLENBURG COMMUNITIES

     The Company and certain other parties entered into a settlement agreement ("the Settlement"), which was approved by the Los Angeles County Superior Court in April 2000. The Settlement resolved substantially all of the litigation and appeals involving the Ellenburg Properties, and transactions arising out of the settlement closed on May 22, 2000. Only the appeal of one entity remains, the outcome of which is not expected to materially affect the Company.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

WESTWINDS

     The Operating Partnership is the ground lessee ("Lessee") of certain property in San Jose, California under ground leases ("Leases") from the Nicholson Family Trust ("Lessor"). On February 13, 2001, Lessor filed a petition for arbitration of disputes over whether certain items constitute "gross revenue" under the Leases in which petition Lessor seeks damages and termination of the Leases. Lessee responded on March 12, 2001 disputing Lessor's contentions. Lessor claims that "gross revenue" for the purpose of calculating percentage rent owing to Lessor under the Leases includes certain amounts Lessee has recouped from tenants of the Property (who are protected by rent control) related to ground rent already paid to Lessor. Lessee has successfully been able to pass-through to tenants at the Property increases in ground rent under the Leases. Lessee contends that this pass-through results in reimbursement of lease expense, not "gross revenue." Lessor also contends that the "net income" of RSI from the Property should be included in the gross revenue calculation. Lessee disputes this for many reasons, including, but not limited to, the fact that RSI is not a lessee under the Leases, the sales activity is not conducted by Lessee, and RSI is a separate company from Lessee.

     Lessor's motion for summary judgment on the pass-through issue was denied by an arbitration panel on November 2, 2001. Lessor and Lessee agreed to mediate the dispute and the matter was settled and the lease was amended in early 2002. Pursuant to the settlement and amendment, Lessee agreed to pay $338,000 related to prior period rent and to prepay rent of $632,000 based on a recalculation of rent in the amended lease. The rent prepayment and related legal costs will be amortized into ground rent expense over the remaining life of the lease.

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

                       MANUFACTURED HOME COMMUNITIES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the three months ended March 31, 2002 compared to the corresponding period in 2001. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2001 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

RESULTS OF OPERATIONS

PROPERTY ACQUISITIONS, JOINT VENTURES AND DISPOSITIONS

     The following chart lists the Properties acquired or sold since January 1, 2001. The Company defines its core manufactured home community portfolio ("Core Portfolio") as manufactured home Properties owned throughout both periods of comparison. Excluded from the Core Portfolio are any Properties acquired or sold during the period and also any recreational vehicle ("RV") Properties which, together, are referred to as the "Non-Core" Properties.


                            PROPERTY                       TRANSACTION DATE        SITES
                            --------                       ----------------        -----
TOTAL SITES AS OF JANUARY 1, 2001............................                      51,387

ACQUISITIONS:
     Golden Lakes.......................................... January 3, 2001           422
     Chain O'Lakes......................................... January 3, 2001           308
     Bulow Resort RV....................................... July 1, 2001              352
     Mt. Hood Village...................................... March 12, 2002            450

EXPANSION SITE DEVELOPMENT:
     Sites added in 2001...................................                           143
     Sites added in 2002...................................                           ---

DISPOSITIONS:
     Dellwood Estates...................................... February 13, 2001        (136)
     Briarwood............................................. February 13, 2001        (166)
     Bonner Springs........................................ February 13, 2001        (211)
     Carriage Park......................................... February 13, 2001        (143)
     North Star............................................ February 13, 2001        (219)
     Quivira Hills......................................... February 13, 2001        (142)
     Rockwood.............................................. February 13, 2001        (264)
     Candlelight........................................... October 5, 2001          (585)

                                                                                  --------
TOTAL SITES AS OF MARCH 31, 2002............................................       51,196
                                                                                  ========

                       MANUFACTURED HOME COMMUNITIES, INC.

COMPARISON OF THE QUARTER ENDED MARCH 31, 2002 TO THE QUARTER ENDED MARCH 31,
2001

     Since December 31, 2000, the gross investment in real estate has increased from $1,218 million to $1,260 million. The total number of sites owned or controlled has decreased from 51,273 as of December 31, 2000 to 51,387 as of March 31, 2002.

PROPERTY OPERATIONS:

     The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the quarters ended March 31, 2002 and 2001.

                                                      CORE PORTFOLIO                                 TOTAL PORTFOLIO
=====                                   --------------------------------------------    ------------------------------------------
(dollars in thousands)                                         INCREASE/     %                                 INCREASE/      %
                                         2002         2001     (DECREASE)     CHANGE      2002        2001    (DECREASE)    CHANGE
                                        -------      -------   ---------      ------    -------      -------  ----------    ------
Base rental income ................     $49,857      $47,774    $ 2,083         4.4%    $50,384      $49,013    $ 1,371       2.8%
Utility and other income ..........       5,076        5,514       (438)       (7.9%)     7,738        7,605        133       1.7%
                                        -------      -------    -------       ------    -------      -------    -------     ------
     Total revenues ...............      54,933       53,288      1,645         3.1%     58,122       56,618      1,504       2.7%

Property operating and
     maintenance ..................      14,905       14,830         75         0.5%     16,172       15,993        179       1.1%
Real estate taxes .................       4,462        4,421         41         0.9%      4,621        4,601         20       0.4%
Property management ...............       2,275        2,115        160         7.6%      2,407        2,248        159       7.1%
                                        -------      -------    -------       ------    -------      -------    -------     ------
     Total operating expenses .....      21,642       21,366        276         1.3%     23,200       22,842        358       1.6%
                                        -------      -------    -------       ------    -------      -------    -------     ------

Income from property operations
before interest, depreciation and
     amortization expenses ........     $33,291      $31,922    $ 1,369         4.3%    $34,922      $33,776    $ 1,146       3.4%
                                        =======      =======    =======       ======    =======      =======    =======     ======

Site and Occupancy Information (1):

Average total sites ...............      45,003       44,884        119         0.3%     45,735       46,626       (891)     (1.9%)
Average occupied sites ............      42,247       42,573       (326)       (0.8%)    42,896       44,217     (1,321)     (3.0%)
Occupancy % .......................        93.9%        94.9%      (1.0%)      (1.1%)      93.8%        94.8%      (1.0%)    (1.1%)
Monthly base rent per site ........     $393.38      $374.05    $ 19.33         5.2%    $391.52      $369.50    $ 22.02       6.0%

Total sites
     As of March 31, ..............      44,996       44,939         57         0.1%     45,728       46,254       (526)     (1.1%)
Total occupied sites
     As of March 31, ..............      42,184       42,541       (357)       (0.8%)    42,831       43,795       (964)     (2.2%)


(1) Site and occupancy information does not include the five Properties owned through joint ventures or the three RV properties.

                       MANUFACTURED HOME COMMUNITIES, INC.

Property Operating Revenues

     The 4.4% increase in base rental income for the Core Portfolio reflects a 5.2% increase in monthly base rent per site coupled with a 0.8% decrease in average occupied sites. The decrease in utility and other income for the Core Portfolio is due primarily to decreases in pass through income, which resulted from lower expenses for these items.

Property Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in property payroll, insurance and other expenses and administrative expenses, partially offset by decreased utility expense. The increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, increased by 7.6% due to increased office expense, rents, payroll and management fees.

                       MANUFACTURED HOME COMMUNITIES, INC.

HOME SALES OPERATIONS:

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended March 31, 2002 and 2001.


                                                     HOME SALES OPERATIONS (PROFORMA)
                                             -----------------------------------------------
                                                                      INCREASE /
                                               2002         2001      (DECREASE)    % CHANGE
                                             -------      -------     ----------    --------
(dollars in thousands)
     Gross revenues from new home sales      $ 4,309      $ 5,265         (956)       (18.2%)
     Cost of new home sales ............      (3,405)      (4,072)         667        (16.4%)
                                             -------      -------      -------      --------
     Gross profit from new home sales ..         904        1,193         (289)       (24.2%)

     Gross revenues from used home sales         417          677         (260)       (38.4%)
     Cost of used home sales ...........        (330)        (481)         151        (31.4%)
                                             -------      -------      -------      --------
     Gross profit from used home sales .          87          196         (109)       (55.6%)

     Brokered resale revenues, net .....         431          389           42         10.8%
     Home selling expense ..............      (2,118)      (2,276)         158         (6.9%)
     Ancillary services revenues, net ..         557          675         (118)       (17.5%)
                                             -------      -------      -------      --------

     Income from home sales and other ..        (139)         177         (316)      (178.5%)

HOME SALES VOLUMES:
       New home sales ..................          57           78          (21)       (26.9%)
       Used home sales .................          37           58          (21)       (36.2%)
       Brokered home resales ...........         231          270          (39)       (14.4%)


     The 24.2% decrease in gross profits from new home sales reflects a decrease in the volume of new home sales. The 55.6% decrease in gross profits from used home reflects a decrease in volume of used home sales. The 10.8% increase in brokered resale revenues reflects an increase in the resale commission, resulting from increased resale values for the homes sold. The increase is partially offset by a decrease in the volume of brokered sales. The 6.9% decrease in home selling expenses reflects a decrease in payroll and administrative expense. The 17.5% decrease in ancillary services revenues reflects an increase in expenses for the home rental program.

     The proforma income from home sales and other for 2001 does not include $137,000 of interest income and $292,000 of interest expense. Interest income and interest expense were previously included in income from affiliates for 2001 and are now included in other income and expenses.

OTHER INCOME AND EXPENSES:

         The decrease in other income and expenses reflects a decrease in interest expense due to a decrease in the weighted average balance of outstanding debt and a decrease in the weighted average interest rate for outstanding debt. This decrease is partially offset by an increase in general and administrative expenses and depreciation on real estate assets and a decrease in other corporate income.

                       MANUFACTURED HOME COMMUNITIES, INC.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of March 31, 2002, the Company had $7.1 million in cash and cash equivalents and $124.7 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.

     On April 12, 2002, the Company paid a $.475 per share distribution for the quarter ended March 31, 2002, to stockholders of record on March 29, 2002. The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid on March 29, 2002.

MORTGAGES AND CREDIT FACILITIES

     Throughout the quarter the Company borrowed $11.0 million on its line of credit and paid down $2.0 million on the line of credit. The line of credit bears interest at a rate of LIBOR plus 1.125%.

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

ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

     On March 12, 2002, the Company acquired Mt. Hood Village, a recreational vehicle ("RV") community, with a total of 450 sites, for approximately $6.8 million. Mt. Hood Village is located in Welches, Oregon and has land available for up to 120 expansion sites. The acquisition was funded by a borrowing on the Company's line of credit.

CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate headquarters costs. Recurring CapEx was approximately $2.5 million for the quarter ended March 31, 2002. Site development costs were approximately $4.2 million for the quarter ended March 31, 2002, and represent costs to develop expansion sites at certain of the Company's Properties.


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

     The following table presents a calculation of FFO and FAD for the quarters ended March 31, 2002 and 2001 (amounts in thousands):

                                                                          2002            2001
                                                                      -------------   -------------
      COMPUTATION OF FUNDS FROM OPERATIONS:
        Net Income................................................    $       7,115   $      12,644
        Income allocated to Common OP Units.......................            1,767           3,282
        Depreciation on real estate assets and other costs........            8,971           8,679
        Gain on sale of property and other........................              ---          (8,093)
                                                                      -------------   -------------
           Funds from operations..................................    $      17,853   $      16,512
                                                                      =============   =============

        Weighted average Common Stock outstanding - diluted.......           27,508          26,771
                                                                      =============   =============


     COMPUTATION OF FUNDS AVAILABLE FOR DISTRIBUTION:
        Funds from operations.....................................    $      17,853   $      16,512
        Non-revenue producing improvements to real estate.........           (2,476)           (996)
                                                                      -------------   -------------
           Funds available for distribution.......................    $      15,377   $      15,516
                                                                      =============   =============

        Weighted average Common Stock outstanding - diluted.......           27,508          26,771
                                                                      =============   =============

                       MANUFACTURED HOME COMMUNITIES, INC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings are affected by changes in interest rates, as a portion of the Company's outstanding indebtedness is at variable rates based on LIBOR. The Company's $150 million line of credit ($25.3 million outstanding at March 31, 2002) bears interest at LIBOR plus 1.125%, the Company's $100 million Term Loan bears interest at LIBOR plus 1.0% and the Company's $12.3 million Conseco Financing Notes bears interest at prime. If LIBOR increased/decreased by 1.0% during the quarter ended March 31, 2002, interest expense would have increased/decreased by approximately $325,000 based on the combined average balance outstanding under the Company's line of credit, Term Loan and Conseco Financing Notes during the period.

     On October 29, 2001, the Company entered into an interest rate swap agreement, fixing LIBOR on $100 million of the Company's floating rate debt at approximately 3.7% for the period October 2001 through August 2004. The terms of the swap require monthly settlements on the same dates that interest payments are due on the debt. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133) and its amendments, SFAS No. 137 and SFAS No. 138. In accordance with SFAS No. 133, the interest rate swap is reflected at market value. The Company believes the swap is a perfectly effective cash flow hedge per SFAS No. 133 and there will be no effect on net income as a result of the mark-to-market adjustment. The value of the hedge as of March 31, 2002 was approximately $831,000 and is recorded as an asset and included in other assets. Mark-to-market change in the value of the swap are included in other comprehensive income.

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






                                       MANUFACTURED HOME COMMUNITIES, INC.




                                       BY:  /s/ John M. Zoeller
                                            -------------------
                                            John M. Zoeller
                                            Executive Vice President, Treasurer
                                              and Chief Financial Officer

                                       BY:  /s/ Mark Howell
                                            ---------------
                                            Mark Howell
                                            Principal Accounting Officer and
                                             Assistant Treasurer




DATE:  May 15, 2002