Form 10-Q
period 2002-06-30
MANUFACTURED HOME COMMUNITIES INC
filed 2002-08-14
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

             21,911,769 shares of Common Stock as of July 19, 2002.

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS



                          PART I - FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

    Consolidated Balance Sheets
         as of June 30, 2002 (unaudited) and December 31, 2001................3

    Consolidated Statements of Operations
         for the quarters and six months ended June 30, 2002 and 2001
         (unaudited)..........................................................4

    Consolidated Statements of Cash Flows
         for the six months ended June 30, 2002 and 2001 (unaudited)..........5

    Notes to Consolidated Financial Statements................................6


ITEM 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................18

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk........26


                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings.................................................27

ITEM 4.    Submission of Matters to a Vote of Security Holders...............32

ITEM 6.    Exhibits and Reports on Form 8-K..................................32

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         JUNE 30,
                                                                          2002          DECEMBER 31,
                                                                       (UNAUDITED)         2001
                                                                       -----------      -----------
ASSETS Investment in real estate:
   Land ..........................................................     $   259,248      $   256,890
   Land improvements .............................................         813,821          791,903
   Buildings and other depreciable property ......................         112,192          108,804
                                                                       -----------      -----------
                                                                         1,185,261        1,157,597
   Accumulated depreciation ......................................        (221,031)        (204,213)
                                                                       -----------      -----------
     Net investment in real estate ...............................         964,230          953,384
Cash and cash equivalents ........................................          10,053            1,926
Notes receivable .................................................           7,141            1,504
Net assets of discontinued operations ............................          13,503           12,952
Investment in and advances to affiliates .........................              --           34,387
Investment in joint ventures .....................................          11,920           11,853
Rents receivable .................................................           1,574            1,532
Deferred financing costs, net ....................................           5,477            5,477
Inventory ........................................................          34,801               --
Prepaid expenses and other assets ................................          16,809           14,341
                                                                       -----------      -----------
   Total assets ..................................................     $ 1,065,508      $ 1,037,356
                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ........................................     $   529,413      $   532,448
   Unsecured term loan ...........................................         100,000          100,000
   Unsecured line of credit ......................................          35,250           16,250
   Other notes payable ...........................................          11,477            2,236
   Accounts payable and accrued expenses .........................          22,324           19,828
   Accrued interest payable ......................................           4,321            3,879
   Rents received in advance and security deposits ...............           5,885            4,324
   Distributions payable .........................................          13,037           12,062
   Due to affiliates .............................................              52               32
                                                                       -----------      -----------
     Total liabilities ...........................................         721,759          691,059
                                                                       -----------      -----------

Commitments and contingencies

Minority interest - Common OP Units and other ....................          45,075           46,147
Minority interest - Perpetual Preferred OP Units .................         125,000          125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued ...................              --               --
   Common stock, $.01 par value
     50,000,000 shares authorized; 21,890,879 and 21,562,343
     shares issued and outstanding for 2002 and 2001, respectively             219              215
   Paid-in capital ...............................................         253,107          245,827
   Deferred compensation .........................................          (4,428)          (4,062)
   Employee notes ................................................          (2,847)          (3,841)
   Distributions in excess of accumulated earnings ...............         (70,652)         (63,478)
   Accumulated other comprehensive income ........................          (1,725)             489
                                                                       -----------      -----------
     Total stockholders' equity ..................................         173,674          175,150
                                                                       -----------      -----------

   Total liabilities and stockholders' equity ....................     $ 1,065,508      $ 1,037,356
                                                                       ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             QUARTERS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                            ------------------------      ------------------------
                                                               2002           2001           2002          2001
                                                            ---------      ---------      ---------      ---------
PROPERTY OPERATIONS:
     Base rental income ...............................     $  47,471      $  46,012      $  95,034      $  92,354
     RV base rental income ............................         1,218            635          3,655          2,485
     Utility and other income .........................         5,065          5,335         10,179         10,920
                                                            ---------      ---------      ---------      ---------
           Property operating revenues ................        53,754         51,982        108,868        105,759

     Property operating and maintenance ...............        14,911         14,323         29,963         29,224
     Real estate taxes ................................         4,395          4,084          8,684          8,341
     Property management ..............................         2,137          2,141          4,423          4,264
                                                            ---------      ---------      ---------      ---------
          Property operating expenses .................        21,443         20,548         43,070         41,829
                                                            ---------      ---------      ---------      ---------
          Income from property operations .............        32,311         31,434         65,798         63,930

HOME SALES OPERATIONS:
     Gross revenues and inventory home sales ..........         7,930             --         12,659             --
     Cost of inventory home sales .....................        (5,920)            --         (9,655)            --
                                                            ---------      ---------      ---------      ---------
         Gross profit from inventory home sales .......         2,010             --          3,004             --
     Brokered resale revenues, net ....................           455             --            886             --
     Home selling expenses ............................        (2,007)            --         (4,127)            --
     Ancillary services revenues, net .................           112             --            674             --
                                                            ---------      ---------      ---------      ---------
         Income from home sales and other .............           570             --            437             --

OTHER INCOME AND EXPENSES:
     Interest income ..................................           220            174            454            388
     Equity in income of affiliates ...................            --            654             --            677
     Other corporate income ...........................           292            461            666          1,138
     General and administrative .......................        (2,063)        (1,857)        (3,943)        (3,513)
     Interest and related amortization ................       (11,705)       (11,818)       (23,170)       (24,157)
     Depreciation on corporate assets .................          (310)          (310)          (636)          (614)
     Depreciation on real estate assets and other costs        (8,534)        (7,974)       (16,954)       (16,028)
                                                            ---------      ---------      ---------      ---------
         Total other income and expenses ..............       (22,100)       (20,670)       (43,583)       (42,109)

             Income from operations ...................        10,781         10,764         22,652         21,821
       Income (loss) from discontinued operations .....            60           (252)          (115)          (664)
     Gain on sale of Properties and other .............            --             --             --          8,093
                                                            ---------      ---------      ---------      ---------
     Income before allocation to Minority Interests ...        10,841         10,512         22,537         29,250
     (Income) allocated to Common OP Units ............        (1,590)        (1,564)        (3,357)        (4,846)
     (Income) allocated to Perpetual Preferred OP Units        (2,813)        (2,813)        (5,626)        (5,626)
                                                            ---------      ---------      ---------      ---------

           NET INCOME .................................         6,438          6,135         13,554         18,778
                                                            =========      =========      =========      =========

Net income per Common Share - basic ...................     $     .30      $     .29      $     .63      $     .90
                                                            =========      =========      =========      =========
Net income per Common Share - diluted .................     $     .29      $     .29      $     .61      $     .88
                                                            =========      =========      =========      =========

Distributions declared per Common Share ...............     $    .475      $    .445      $     .95      $     .89
                                                            =========      =========      =========      =========

Weighted average Common Shares
          outstanding - basic .........................        21,563         20,969         21,498         20,881
                                                            =========      =========      =========      =========
Weighted average Common Shares
          outstanding - diluted (see Note 2) ..........        27,664         26,898         27,587         26,835
                                                            =========      =========      =========      =========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        JUNE 30,      JUNE 30,
                                                                                         2002          2001
                                                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..................................................................     $ 13,554      $ 18,778
     Adjustments to reconcile net income to cash provided by operating activities:
         Income allocated to Minority Interests ..................................        8,983        10,472
         Gain on sale of Properties and other ....................................           --        (8,093)
         Depreciation and amortization expense ...................................       18,903        18,426
         Equity in income of affiliates and joint ventures .......................         (627)       (1,401)
         Amortization of deferred compensation and other .........................        2,560         1,050
         Increase in inventory ...................................................          723            --
         Increase in rents receivable ............................................          (91)          (39)
         Increase in prepaid expenses and other assets ...........................       (2,672)         (575)
         Increase in accounts payable and accrued expenses .......................          457         1,092
         Increase in rents received in advance and security deposits .............        1,602         1,010
                                                                                       --------      --------
     Net cash provided by operating activities ...................................       43,392        40,720
                                                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Contributions to affiliates .................................................           --        (1,643)
     (Funding) collection of notes receivable ....................................         (867)        1,150
     Investment in joint ventures net of distributions received ..................          322           134
     Proceeds from disposition of rental Properties and other assets .............           --        16,864
     Purchase of Realty Systems, Inc. common stock ...............................         (675)           --
     Cash received with purchase of Realty Systems, Inc. .........................          844            --
     Acquisition of  rental Properties ...........................................       (9,026)      (16,879)
     Improvements:
         Improvements - corporate ................................................         (324)         (514)
         Improvements - rental properties ........................................       (6,004)       (4,286)
         Site development costs ..................................................       (5,740)       (4,230)
                                                                                       --------      --------
     Net cash used in investing activities .......................................      (21,470)       (9,404)
                                                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from stock options and employee stock purchase plan ............        5,156         4,383
     Distributions to Common Stockholders, Common OP Unitholders and
         Perpetual Preferred OP Unitholders ......................................      (30,603)      (28,564)
     Collection of principal payments on employee notes ..........................          994           265
     Line of credit:
           Proceeds ..............................................................       26,500        23,000
         Repayments ..............................................................       (7,500)      (27,800)
     Refinancing and loan repayments .............................................       (4,733)           --
     Principal payments ..........................................................       (2,197)       (2,030)
     Debt issuance costs .........................................................         (510)           --
                                                                                       --------      --------
     Net cash used in financing activities .......................................      (12,893)      (30,746)
                                                                                       --------      --------

Net increase in cash and cash equivalents ........................................        9,029           570
Cash and cash equivalents, beginning of period ...................................        1,354         2,847
                                                                                       --------      --------
Cash and cash equivalents, end of period .........................................     $ 10,383      $  3,417
                                                                                       ========      ========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest .........................................     $ 24,477      $ 26,637
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

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(a)  Segments

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

(b)  Inventory

     Inventory consists of completed new and used homes, is stated at the lower of cost or market and is net of a valuation allowance calculated after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of the manufactured home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Resale revenues are stated net of commissions paid to employees of $233,000 and $372,000 for the quarter and six months ended June 30, 2002, respectively.

(c)  Notes Receivable

     Notes receivable are stated net of an allowance for doubtful accounts.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)  Real Estate

     Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized over their estimated useful life. The determination of useful lives, salvage value, and depreciation method used are in conformity with GAAP. However, the useful lives, salvage value, and customary depreciation method used for land improvements and other significant assets may significantly and materially overstate the depreciation of the underlying assets and therefore understate the Net Income of the Company. In addition, the Financial Accounting Standards Board ("FASB") is currently reviewing the methods of depreciation and cost capitalization for all industries and in June 2001 issued FASB Exposure Draft, Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant and Equipment the implementation of which, if issued, could also have a material effect on the Company's results of operations.

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

     The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2002 and 2001 (amounts in thousands):

                                                    QUARTERS ENDED          SIX MONTHS ENDED
                                                  -------------------     -------------------
                                                   JUNE 30,   JUNE 30,    JUNE 30,    JUNE 30,
                                                    2002        2001        2002        2001
                                                  -------     -------     -------     -------
NUMERATOR:
   Numerator for basic earnings per share -
   Net income ..................................  $ 6,438     $ 6,135     $13,554     $18,778
   Effect of dilutive securities:
   Income allocated to Common OP Units .........    1,590       1,564       3,357       4,846
                                                  -------     -------     -------     -------
  Numerator for diluted earnings per share-
      income available to common shareholders
      after assumed conversions ................  $ 8,028     $ 7,699     $16,911     $23,624
                                                  =======     =======     =======     =======

DENOMINATOR:
   Denominator for basic earnings per share -
   Weighted average Common Stock outstanding....   21,563      20,969      21,498      20,881
   Effect of dilutive securities:
     Weighted average Common OP Units ..........    5,417       5,481       5,421       5,494
   Employee stock options ......................      684         448         668         460
                                                  -------     -------     -------     -------
  Denominator for diluted earnings per share-
      adjusted weighted average shares and
      assumed conversions ......................   27,664      26,898      27,587      26,835
                                                  =======     =======     =======     =======


NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 12, 2002 and July 12, 2002, the Company paid a $.475 per share distribution for the quarters ended March 31, 2002 and June 30, 2002, respectively, to stockholders of record on March 29, 2002 and June 28, 2002, respectively.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - ACQUISITION OF REALTY SYSTEMS, INC.

     On January 1, 2002, the Company purchased all of the common stock of Realty Systems, Inc. ("RSI"). The Company previously owned the non-voting preferred stock of RSI and had notes receivable from RSI which were recorded as an investment in affiliate. The Company purchased the common stock of RSI from Equity Group Investments, LLC., controlled by Samuel Zell, chairman of the Board of Directors for the Company, for approximately $675,000. As a result of this acquisition, the Company owns and controls RSI and consolidates the financial results of RSI with those of the Company. Certain costs included in the acquisition are based on management's estimates and are subject to adjustment within one year of the closing date of January 1, 2002.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                                     (amounts in thousands)
ASSETS
Buildings and other depreciable property............      $    6,656
Cash and cash equivalents...........................             844
Notes receivable....................................           4,772
Investment in joint ventures........................             200
Inventory...........................................          35,524
Prepaid expenses and other assets...................           2,719
                                                          ----------
   Total assets acquired............................          50,715

LIABILITIES
Other notes payable.................................         (12,862)
Accounts payable and accrued expenses...............          (2,718)
Accrued interest payable............................             (73)
                                                          ----------
   Total liabilities assumed........................         (15,653)

Conversion of previous investment...................         (34,387)
Cash paid for common equity interest................            (675)
                                                          ==========

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - DISCONTINUED OPERATIONS

     Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (SFAS No. 144") became effective for fiscal years beginning after December 15, 2001. Adoption of SFAS No. 144, in January 2002, did not have a material effect on the results of operations or the financial position of the Company. The adoption of SFAS No. 144 requires the operations of all assets classified as held-for-sale to be disclosed as discontinued operations in the period in which certain criteria are met and prior periods to be reclassified to conform with the current period presentation. Currently the Company has 17 Properties classified as held-for-sale, which are part of the Company's College Heights joint venture. The Company expects to close on a restructuring of the College Heights joint venture during the third quarter of 2002. This restructuring will eliminate the Company's voting interest in the joint venture and substantially reduce the Company's total investment in the joint venture. Accordingly, the Company will account for the restructuring as a sale.

     The net assets from discontinued operations presented on the face of the balance sheet includes $57.6 million of mortgage notes (the "College Heights Mortgages") collateralized by the 17 Properties owned in the joint venture. The College Heights Mortgages bear interest at a rate of 7.19% per annum, amortize beginning July 1, 1999 over 30 years and mature July 1, 2008.

     The following table shows the results of operations for the discontinued operations:

                                                                      QUARTERS ENDED                 SIX MONTHS ENDED
                                                                --------------------------      --------------------------
                                                                 JUNE 30,        JUNE 30,        JUNE 30,       JUNE 30,
       (amounts in thousands, except for per share data)           2002            2001            2002           2001
                                                                ----------      ----------      ----------      ----------
   Total revenues........................................       $    2,905      $    2,947      $    5,940      $    5,789

   Total operating expenses..............................           (1,274)         (1,498)         (2,848)         (3,060)
   Interest expense and related amortization.............           (1,019)         (1,088)         (2,104)         (2,155)
   Depreciation expense..................................             (552)           (613)         (1,103)         (1,238)
                                                                ----------      ----------      ----------      ----------

       Income from discontinued operations...............
                                                                $       60      $     (252)     $     (115)     $     (664)
                                                                ==========      ==========      ==========      ==========

   Net income (loss) per share- basic....................       $     0.00      $    (0.01)     $     0.01      $    (0.03)
                                                                ==========      ==========      ==========      ==========

   Net income (loss) per share- fully diluted............       $     0.00      $    (0.01)     $     0.00      $    (0.02)
                                                                ==========      ==========      ==========      ==========


NOTE 6 - REAL ESTATE

     On March 12, 2002, the Company acquired Mt. Hood Village, a recreational vehicle ("RV") community with a total of 450 sites, for approximately $6.8 million. Mt. Hood Village is located in Welches, Oregon and has land available for up to 120 expansion sites. The acquisition was funded by a borrowing on the Company's line of credit.

     Third party costs relative to efforts by the Company to effectively change the use and operations of certain Properties subject to California rent control laws are currently recorded in land improvements (see Note 10). To the extent these efforts are successful, such expenditures will be included in the net investment in real estate for the appropriate Properties. To the extent these efforts are not successful, such amounts will be expensed at the time such determination is made.

     The Company is actively seeking to acquire additional manufactured home and RV communities and currently is engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages which may include contracts outstanding to acquire certain manufactured home and RV communities which are subject to satisfactory completion of the Company's due diligence review.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES RECEIVABLE

     As of June 30, 2002 and December 31, 2001, the Company had approximately $7.1 million and $1.5 million in notes receivable, respectively. The Company has approximately $1.5 million in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of Common OP Units and partnership interests in certain joint ventures. The Company has approximately $5.6 million in notes which yield a per annum rate of approximately 11.3% and are collateralized by manufactured homes at the Properties.

NOTE 8 - LONG-TERM BORROWINGS

     As of June 30, 2002 and December 31, 2001, the Company had outstanding mortgage indebtedness of approximately $529.4 million and $532.4 million, respectively, encumbering 60 of the Company's Properties. As of June 30, 2002 and December 31, 2001, the carrying value of such Properties was approximately $618.3 million and $612.0 million, respectively.

     The outstanding mortgage indebtedness consists of:

- A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 29 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and pays interest at a rate of 7.015% per annum. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is recorded net of a hedge of $3.0 million (net of accumulated amortization of $192,000) which is being amortized into interest expense over the life of the loan.

- A $92.7 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $22.3 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC-Bay Indies Financing Limited Partnership. The Bay Indies Mortgage bears interest at a rate of 7.48% per annum, amortizes beginning August 1, 1994 over 27.5 years and matures July 1, 2004.

- A $15.5 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $49.6 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owned by MHC Stagecoach, L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures September 1, 2011.

- Approximately $87.1 million of mortgage debt on 19 other various Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. Scheduled maturities for the outstanding indebtedness are at various dates through November 30, 2020, and fixed interest rates range from 7.15% to 8.92% per annum. In addition, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997.

     The Company has a $150 million unsecured line of credit with a group of banks (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%, maturing on August 9, 2003. The Company pays a quarterly fee on the average unused amount of such credit equal to 0.15% of such amount. As of June 30, 2002 and December 31, 2001, the Company had $35.3 million and $16.3 million, respectively, outstanding under the Credit Agreement.

     The Company has a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.375%. The Term Loan matures on August 9, 2003.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - LONG-TERM BORROWINGS (CONTINUED)


     On October 29, 2001, the Company entered into an interest rate swap agreement (the "Swap"), fixing LIBOR on $100 million of the Company's floating rate debt at approximately 3.7% for the period October 2001 through August 2004. The terms of the Swap require monthly settlements on the same dates that interest payments are due on the debt. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and its amendments, SFAS No. 137 and SFAS No. 138. In accordance with SFAS No. 133, the Swap is reflected at market value. The Company believes the Swap is a perfectly effective cash flow hedge per SFAS No. 133 and there will be no effect on net income as a result of the mark-to-market adjustment. As of June 30, 2002 the hedge represented a liability of approximately $1.7 million and is recorded in accounts payable and accrued expenses. Mark-to-market changes in the value of the swap are included in other comprehensive income.

     The Company has a $9.0 million note payable ("Conseco Financing Note"), collateralized by manufactured home inventory. The Conseco Financing Note bears interest at the prime rate and matures at various dates through March 2004 or when the inventory homes are sold. As of April 1, 2002, the Company stopped funding inventory purchases with the Conseco Financing Note and all future purchases of inventory will be funded with the Company's existing line of credit.

     The Company has approximately $2.2 million of installment notes payable, secured by a letter of credit, each with an interest rate of 6.5% per annum, maturing September 1, 2002. Approximately $900,000 of the notes pay principal annually and interest quarterly and the remaining $1.3 million of the notes pay interest only quarterly.


NOTE 9 - STOCK OPTIONS

     Pursuant to the Stock Option Plan as discussed in Note 14 to the 2001 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the six months ended June 30, 2002, Options for 262,586 shares of common stock were exercised.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND CONTINGENCIES

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



NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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



NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Specifically, the CPUC ruling regarding the Company's application stated:
"The ultimate question of what fees and charges may or may not be assessed, beyond external supplier pass-through charges, for in-park facilities when a mobile home park does not adhere to the provisions of CPUC Section 2705.5, must be decided by the Commission."

     After the court of appeal decision, the HOA sought punitive damages against the Company in a lawsuit that was tried in January 1999 in Santa Cruz County Superior Court. The trial was continued from July 1998 to January 1999 to give the CPUC time to act on the Company's application. Notwithstanding the action taken by the CPUC in issuing the OII in December 1998, the trial court denied the Company's motion to dismiss on jurisdictional grounds and trial commenced before a jury on January 11, 1999.

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

     On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgement interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the MRL. The decision of the appellate court left the HOA with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the California Mobilehome Residency Law ("MRL") or punitive damages based on causes of action for fraud, misrepresentation or other tort. On remand, the HOA has filed two motions in Santa Cruz Superior Court seeking statutory penalties and attorneys' fees. Motions in this case are pending. The Company intends to vigorously defend itself against these claims and has filed motions for summary adjudication of the statutory penalty issue in favor of the Company and a motion to be declared the prevailing party in this litigation.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

     In a separate matter, in December 2000 the HOA and certain individual residents of the Property filed a complaint in the Superior Court of California, County of Santa Cruz (No. CV 139825) against the Company, certain affiliates of the Company and certain employees of the Company (the "2000 Lawsuit"). The 2000 Lawsuit sought damages, including punitive damages, for intentional infliction of emotional distress, unfair business practices, and unlawful retaliation purportedly arising from allegedly retaliatory rent increases which were noticed by the Company to certain residents in September 2000. The Company believes that the residents who received rent increase notices with respect to rent increases above those permitted by the local rent control ordinance were not covered by the ordinance either because they did not comply with the provisions of the ordinance or because they are exempted by state law. On December 29, 2000, the Superior Court of California, County of Santa Cruz enjoined such rent increases.

     The Company entered into a settlement agreement with the plaintiffs in the 2000 Lawsuit which settlement was approved by the court on July 22, 2002. The Company believes the settlement agreement is of significant benefit to the Company. First, pursuant to the settlement agreement all past, present and future tenants of the Property agree to alternative dispute resolution procedures which provide that during the next 25 years future disputes will be resolved through arbitration before a retired judge rather than in court, and that in such future arbitration proceedings all claims to trial by jury and for punitive damages are waived.

     Second, the settlement agreement provides a process for determining the rent for 15 sites not subject to rent control, including in certain circumstances, back rent owing from certain dates in 2001. The settlement agreement generally gives tenants at these sites three (3) options with respect to their tenancies. Such tenants may (1) enter into a 34-year lease providing a rent based on rent control with future escalations based on the consumer price index, but with the Company retaining the right to charge market rents determined by the Company upon turnover; (2) enter into a ten (10) year lease with a monthly rent to be determined by binding arbitration and effective October 1, 2001; or (3) elect to sell such tenant's home to a third party and pay back rent owing to the Company (the amount of which will be determined by arbitration if not agreed to between the tenant and the Company) since January 1, 2001. In certain circumstances the Company will purchase the tenant's home based upon a mechanism provided in the settlement agreement.

     In exchange for the tenants' agreements to the alternative dispute resolution procedures, the process for resolving back rent owed by tenants not subject to rent control, and to dismiss the 2000 Lawsuit, the Company agreed to pay $730,000.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER CALIFORNIA RENT CONTROL LITIGATION

     As part of the Company's effort to realize the value of its Properties subject to rent control, the Company has initiated lawsuits against several municipalities in California. The Company's goal is to achieve a level of regulatory fairness in California's rent control jurisdictions that prohibit increasing rents to market upon turnover. This regulatory feature, called vacancy control, allows tenants to sell their homes for a premium representing the future value of discounted rent-controlled rents. In MHC's view, such regulation results in a transfer of the value of the Company's shareholders' land, which would otherwise be reflected in market rents, to tenants upon the sales of their homes in the form of an inflated purchase price that cannot be attributed to the value of the home being sold. As a result, in the Company's view, the Company loses the value of its asset and the selling tenant leaves the community with a windfall premium. The Company has discovered through the litigation process that certain municipalities considered condemning the Company's communities at values well below the value of the underlying land. In the Company's view, a failure to articulate market rents for sites governed by restrictive rent control would put the Company at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, would represent substantial lost value to shareholders. The Company is cognizant of the need for affordable housing in the jurisdictions, but asserts that regulations with vacancy control merely transfer the value that belongs to the Company's shareholders to tenants in the form of the premium prices for houses. The Company estimates that the annual rent subsidy to tenants in these jurisdictions is significant. In a more well balanced regulatory environment, the Company would receive market rent that would eliminate the subsidy and homes would trade at or near their intrinsic value. The Company's efforts to achieve a balanced regulatory environment incentivizes tenant groups to file lawsuits against the Company seeking large damage awards. The 2000 Lawsuit described above under Santa Cruz is one example. The homeowners association at Contempo Marin, a 396 site property in San Rafael, California sued the Company in December 2000 over a prior settlement agreement on a capital pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups is necessary not only because of the significant annual subsidy to tenants, but also because of the condemnation risk.


ELLENBURG COMMUNITIES

     The Company and certain other parties entered into a settlement agreement (the "Settlement"), which was approved by the Los Angeles County Superior Court in April 2000. The Settlement resolved substantially all of the litigation and appeals involving the Ellenburg Properties, and transactions arising out of the settlement closed on May 22, 2000. Only the appeal of one entity remains, the outcome of which is not expected to materially affect the Company.

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

     In October 2001, Fund 20 sued the Company and certain of its affiliates again, this time in Alameda County, California making substantially the same allegations. The Company obtained an injunction preventing the case from proceeding until the Fund 20 appeal is decided and other related proceedings in Arizona (from which the Company has already been dismissed with prejudice) are concluded.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)


WESTWINDS

     The Operating Partnership is the ground lessee ("Lessee") of certain property in San Jose, California under ground leases ("Leases") from the Nicholson Family Trust ("Lessor"). On February 13, 2001, Lessor filed a petition for arbitration of disputes over whether certain items constitute "gross revenue" under the Leases, in which petition Lessor seeks damages and termination of the Leases. Lessee responded on March 12, 2001 disputing Lessor's contentions. Lessor claims that "gross revenue" for the purpose of calculating percentage rent owing to Lessor under the Leases includes certain amounts Lessee has recouped from tenants of the Property (who are protected by rent control) related to ground rent already paid to Lessor. Lessee has successfully been able to pass-through to tenants at the Property increases in ground rent under the Leases. Lessee contends that this pass-through results in reimbursement of lease expense, not "gross revenue." Lessor also contends that the "net income" of RSI from the Property should be included in the gross revenue calculation. Lessee disputes this for many reasons, including, but not limited to, the fact that RSI is not a lessee under the Leases, the sales activity is not conducted by Lessee, and RSI is a separate company from Lessee.

     Lessor's motion for summary judgment on the pass-through issue was denied by an arbitration panel on November 2, 2001. Lessor and Lessee agreed to mediate the dispute and the matter was settled and the lease was amended in early 2002. Pursuant to the settlement and amendment, Lessee agreed to pay $338,000 related to prior period rent which was expensed in the first quarter of 2002 and to prepay rent of $632,000 based on a recalculation of rent in the amended lease. The rent prepayment and related legal costs will be amortized into ground rent expense over the remaining life of the lease.

COUNTRYSIDE AT VERO BEACH

     The Company has received a letter dated June 17, 2002 from the Indian River County, Florida Department of Utility Services ("County"), claiming that the Company currently owes sewer impact fees in the amount of approximately $518,000 with respect to the Property known as Countryside at Vero Beach, located in Vero Beach, Florida, purportedly under the terms of an agreement between the County and a prior owner of the Property. In response, the Company has advised the County that these fees are no longer due and owing as a result of a 1996 settlement agreement between the County and the prior owner of the Property, providing for the payment of $150,000 to the County to discharge any further obligation for the payment of impact or connection fees for sewer service at the Property. The Company paid this settlement amount (with interest) to the County in connection with the Company's acquisition of the Property. Accordingly, the Company believes that the County's claims are without merit.

OTHER

     The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.

NOTE 11 - SUBSEQUENT EVENTS

     On July 31, 2002, the Company acquired five Properties with a total of 2,424 sites, for approximately $59.7 million. Golden Sun RV Resort is located in Apache Junction, Arizona and has 330 sites. Countryside RV Resort is located in Apache Junction, Arizona and has 560 sites. Holiday Village Mobile Home Park is located in Ormond Beach, Florida and has 301 sites. Breezy Hill RV Resort is located in Pompano Beach, Florida and has 762 sites. Harbor View Manor is located in North New Port Richey, Florida and has 471 sites. The acquisition was funded by a borrowing on the Company's line of credit and the assumption of debt on four of the properties.

On August 6, 2002, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock during 2002. The shares may be purchased through open market or privately negotiated transactions.

                       MANUFACTURED HOME COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the quarter and six months ended June 30, 2002 compared to the corresponding periods in 2001. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2001 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

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

                            PROPERTY                       TRANSACTION DATE             SITES
                            --------                       ----------------             -----
TOTAL SITES AS OF JANUARY 1, 2001..........................                             51,387

ACQUISITIONS:
     Golden Lakes.......................................... January 3, 2001                422
     Chain O'Lakes......................................... January 3, 2001                308
     Bulow Resort RV....................................... July 1, 2001                   352
     Mt. Hood.............................................. March 12, 2002                 450

EXPANSION SITE DEVELOPMENT:
     Sites added in 2001...................................                                143
     Sites added in 2002...................................                                 42

DISPOSITIONS:
     Dellwood Estates...................................... February 13, 2001             (136)
     Briarwood............................................. February 13, 2001             (166)
     Bonner Springs........................................ February 13, 2001             (211)
     Carriage Park......................................... February 13, 2001             (143)
     North Star............................................ February 13, 2001             (219)
     Quivira Hills......................................... February 13, 2001             (142)
     Rockwood.............................................. February 13, 2001             (264)
     Candlelight........................................... October 5, 2001               (585)
                                                                                     ----------
TOTAL SITES AS OF JUNE 30, 2002..................................................       51,238
                                                                                     ----------
     Discontinued operations - College Heights Properties (17)...................       (3,220)
                                                                                     ----------
TOTAL SITES - CONTINUING OPERATIONS AS OF JUNE 30, 2002..........................       48,018
                                                                                     ==========

                       MANUFACTURED HOME COMMUNITIES, INC.

COMPARISON OF THE QUARTER ENDED JUNE 30, 2002 TO THE QUARTER ENDED JUNE 30, 2001

     Since December 31, 2000, the gross investment in real estate has increased from $1,218 million to $1,266 million. The total number of sites owned or controlled has decreased from 51,387 as of December 31, 2000 to 51,238 as of June 30, 2002.

PROPERTY OPERATIONS:

     The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the quarters ended June 30, 2002 and 2001.

                                                    CORE PORTFOLIO                                    TOTAL PORTFOLIO
                                        ------------------------------------------    --------------------------------------------
(dollars in thousands)                                         INCREASE/       %                             INCREASE/        %
                                          2002         2001   (DECREASE)    CHANGE      2002         2001    (DECREASE)     CHANGE
                                        -------      -------  ----------    ------    -------      -------   ----------     ------
Base rental income ................     $46,967      $45,136    $ 1,831       4.1%    $47,471      $46,012     $ 1,459        3.2%
Utility and other income ..........       4,967        5,212       (245)     (4.7%)     6,283        5,970         313        5.2%
                                        -------      -------    -------     ------    -------      -------     -------      ------
     Property operating revenues ..      51,934       50,348      1,586       3.2%     53,754       51,982       1,772        3.4%

Property operating and
     maintenance ..................      13,464       13,338        126       0.9%     14,911       14,323         588        4.1%
Real estate taxes .................       4,236        3,912        324       8.3%      4,395        4,084         311        7.6%
Property management ...............       2,065        2,074         (9)     (0.4%)     2,137        2,141          (4)      (0.2%)
                                        -------      -------    -------     ------    -------      -------     -------      ------
     Property operating expenses ..      19,765       19,324        441       2.3%     21,443       20,548         895        4.4%
                                        -------      -------    -------     ------    -------      -------     -------      ------
Income from property operations ...     $32,169      $31,024    $ 1,145       3.7%    $32,311      $31,434     $   877        2.8%

Site and Occupancy Information (1):

Average total sites ...............      41,817       41,761         56       0.1%     42,550       43,077        (527)      (1.2%)
Average occupied sites ............      38,988       39,400       (412)     (1.0%)    39,612       40,642      (1,030)      (2.5%)
Occupancy % .......................        93.2%        94.3%      (1.1%)    (1.2%)      93.1%        94.3%       (1.2%)     (1.3%)
Monthly base rent per site ........     $401.51      $381.87    $ 19.64       5.1%    $399.47      $377.38     $ 22.09        5.9%

Total sites
     as of June 30, ...............      41,818       41,791         27       0.1%     42,550       43,108        (558)      (1.3%)
Total occupied sites
     as of June 30, ...............      38,917       39,396       (479)     (1.2%)    39,540       40,638      (1,098)      (2.7%)


 (1) Site and occupancy information does not include the five Properties owned through joint ventures, the six RV Properties or the 17 Properties held for sale.

Property Operating Revenues

     The 4.1% increase in base rental income for the Core Portfolio reflects a 5.1% increase in monthly base rent per site coupled with a 1.0% decrease in average occupied sites. The decrease in utility and other income for the Core Portfolio is due primarily to decreases in utility income, which resulted from lower expenses for these items.

                       MANUFACTURED HOME COMMUNITIES, INC.

Property Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in property payroll, insurance and other expenses and administrative expenses, partially offset by decreased utility expense. The increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, decreased by 0.4% due to decreased payroll expense.

HOME SALES OPERATIONS:

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended June 30, 2002 and 2001.

                                                             HOME SALES OPERATIONS
                                               ----------------------------------------------------
                                                                           INCREASE /
(dollars in thousands)                           2002           2001       (DECREASE)      % CHANGE
                                               -------        -------      ---------        -------
                                                             (Proforma)
     Gross revenues from new home sales        $ 7,420        $ 7,762           (342)         (4.4%)
     Cost of new home sales ............        (5,684)        (6,076)           392           6.5%
                                               -------        -------        -------        -------
     Gross profit from new home sales ..         1,736          1,686             50           3.0%

     Gross revenues from used home sales           510            977           (467)        (47.8%)
     Cost of used home sales ...........          (236)          (689)           453          65.7%
                                               -------        -------        -------        -------
     Gross profit from used home sales .           274            288            (14)         (4.9%)

     Brokered resale revenues, net .....           455            510            (55)        (10.8%)
     Home selling expenses .............        (2,007)        (1,781)          (226)        (12.7%)
     Ancillary services revenues, net ..           112            102             10           9.8%
                                               -------        -------        -------        -------

     Income from home sales and other ..       $   570        $   805           (235)        (29.2%)
                                               =======        =======        =======        =======

HOME SALES VOLUMES:
       New home sales ..................           104            119            (15)        (12.6%)
       Used home sales .................            41             80            (39)        (48.8%)
       Brokered home resales ...........           311            326            (15)         (4.6%)


     The 3.0% increase in gross profits from new home sales reflects an increase in the gross margin of new home sales and is partially offset by a decrease in the volume of new home sales. The 4.9% decrease in gross profits from used home sales reflects a decrease in volume of used home sales. The 10.8% decrease in brokered resale revenues reflects a decrease in the volume of home resales. The 12.7% increase in home selling expenses reflects an increase in advertising and administrative expense. The 9.8% increase in ancillary services revenues reflects an increase in golf course revenues.

     The proforma income from home sales and other for 2001 does not include $128,000 of interest income and $279,000 of interest expense. Interest income and interest expense were previously included in income from affiliates for 2001 and are now included in other income and expenses. The proforma amounts have no effect on previously reported net income. The 2001 amounts have been reclassified to conform to the 2002 financial presentation for comparison purposes.

                       MANUFACTURED HOME COMMUNITIES, INC.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the six months ended June 30, 2002 and 2001.

                                                      CORE PORTFOLIO                                  TOTAL PORTFOLIO
                                        -------------------------------------------    --------------------------------------------
(dollars in thousands)                                          INCREASE/       %                              INCREASE/      %
                                          2002        2001     (DECREASE)    CHANGE      2002        2001     (DECREASE)    CHANGE
                                        --------    --------    --------     ------    --------    --------    --------     -------
Base rental income ................     $ 94,003    $ 90,175    $  3,828       4.2%    $ 95,034    $ 92,354    $  2,680       2.9%
Utility and other income ..........        9,857      10,557        (700)     (6.6%)     13,834      13,405         429       3.2%
                                        --------    --------    --------     ------    --------    --------    --------     -------
     Property operating revenues ..      103,860     100,732       3,128       3.1%     108,868     105,759       3,109       2.9%

Property operating and
     maintenance ..................       27,258      27,076         182       6.7%      29,963      29,224         739       2.5%
Real estate taxes .................        8,366       7,988         378       4.7%       8,684       8,341         343       4.1%
Property management ...............        4,219       4,061         158       3.9%       4,423       4,264         159       3.7%
                                        --------    --------    --------     ------    --------    --------    --------     -------
     Property operating expenses ..       39,843      39,125         718       1.8%      43,070      41,829       1,241       3.0%
                                        --------    --------    --------     ------    --------    --------    --------     -------
Income from property operations ...     $ 64,017    $ 61,607    $  2,410       3.9%    $ 65,798    $ 63,930    $  1,868       2.9%

Site and Occupancy Information (1):

Average total sites ...............       41,800      41,712          88       0.2%      42,493      43,242        (749)     (1.7%)
Average occupied sites ............       39,149      39,498        (349)     (0.9%)     39,786      40,941      (1,155)     (2.8%)
Occupancy % .......................         93.7%       94.7%       (1.0%)    (1.1%)       93.6%       94.7%       (1.1%)    (1.2%)
Monthly base rent per site ........     $ 400.19    $ 380.78    $  19.41       5.1%    $ 398.10    $ 375.96    $  22.14       5.9%

Total sites
     as of June 30, ...............       41,818      41,791          27       0.1%      42,550      43,108        (558)     (1.3%)
Total occupied sites
     as of June 30, ...............       38,917      39,396        (479)     (1.2%)     39,540      40,638      (1,098)     (2.7%)

 (1) Site and occupancy information does not include the five Properties owned through joint ventures, the six RV Properties or the 17 Properties held for sale.

Property Operating Revenues

     The 4.2% increase in base rental income for the Core Portfolio reflects a 5.1% increase in monthly base rent per site coupled with a 0.9% decrease in average occupied sites. The decrease in utility and other income for the Core Portfolio is due primarily to decreases in utility income, which resulted from lower expenses for these items.

Property Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in property payroll, insurance and other expenses and administrative expenses, partially offset by decreased utility expense. The increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, increased by 3.9% due to increased office expense, rents, and management fees.

                       MANUFACTURED HOME COMMUNITIES, INC.

HOME SALES OPERATIONS:

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the six months ended June 30, 2002 and 2001.

                                                                   HOME SALES OPERATIONS
                                                ----------------------------------------------------------
                                                                                 INCREASE /
(dollars in thousands)                            2002             2001          (DECREASE)       % CHANGE
                                                --------         --------        ----------       --------
                                                                (Proforma)
     Gross revenues from new home sales         $ 11,730         $ 13,027           (1,217)         (10.0%)
     Cost of new home sales ............          (9,090)         (10,147)           1,057           10.4%
                                                --------         --------         --------         -------
     Gross profit from new home sales ..           2,640            2,880             (240)          (8.3%)

     Gross revenues from used home sales             929            1,654             (725)         (43.8%)
     Cost of used home sales ...........            (565)          (1,170)             605           51.7%
                                                --------         --------         --------         -------
     Gross profit from used home sales .             364              484             (120)         (24.8%)

     Brokered resale revenues, net .....             886              899              (13)          (1.4%)
     Home selling expenses .............          (4,127)          (4,057)             (70)          (1.7%)
     Ancillary services revenues, net ..             674              777             (103)         (13.3%)
                                                --------         --------         --------         -------

     Income from home sales and other ..        $    437         $    983             (546)         (55.5%)
                                                ========         ========         ========         =======

HOME SALES VOLUMES:
       New home sales ..................             161              197              (36)         (18.3%)
       Used home sales .................              78              138              (60)         (43.5%)
       Brokered home resales ...........             542              596              (54)          (9.1%)


     The 8.3% decrease in gross profits from new home sales reflects a decrease in the volume of new home sales. The 24.8% decrease in gross profits from used home sales reflects a decrease in volume of used home sales. The 1.4% decrease in brokered resale revenues reflects a decrease in the volume of brokered sales. This decrease is partially offset by an increase in resale commissions due to increased resale values for the homes sold. The 1.7% increase in home selling expenses reflects an increase in payroll, advertising, and administrative expense. The 13.3% decrease in ancillary services revenues reflects an increase in expenses for the home rental program.

     The proforma income from home sales and other for 2001 does not include $265,000 of interest income and $572,000 of interest expense. Interest income and interest expense were previously included in income from affiliates for 2001 and are now included in other income and expenses. The proforma amounts have no effect on previously reported net income. The 2001 amounts have been reclassified to conform to the 2002 financial presentation for comparison purposes.


OTHER INCOME AND EXPENSES:

     The increase in other income and expenses reflects an increase in depreciation expense and general and administrative expense and a decrease in other corporate income for both the quarter ended and the six months ended June 30, 2002.

                       MANUFACTURED HOME COMMUNITIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of June 30, 2002, the Company had $10.4 million in cash and cash equivalents and $114.7 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.

     On April 12, 2002 and July 12, 2002, the Company paid a $.475 per share distribution for the quarters ended March 31, 2002 and June 30, 2002, respectively, to stockholders of record on March 29, 2002 and June 28, 2002, respectively. The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid on March 29, 2002 and June 28, 2002.

MORTGAGES AND CREDIT FACILITIES

     Throughout the six months ended June 30, 2002, the Company borrowed $26.5 million on its line of credit and paid down $7.5 million on the line of credit. The line of credit bears interest at a rate of LIBOR plus 1.125%.

     During the six months ended June 30, 2002, the Company paid $2.2 million in regular principal amortization. The Company paid off a $1.1 million mortgage, financed with borrowings on the Company's line of credit. Throughout the six months ended June 30, 2002 the Company made payments of $3.6 million on maturing debt on the Conseco Financing Note. The Conseco Financing Note payments were financed with borrowings on the Company's line of credit. As of April 1, 2002, the Company stopped funding inventory with the Conseco Financing Note and all future purchases of inventory will be funded with the Company's existing line of credit.

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

ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

     On March 12, 2002, the Company acquired Mt. Hood Village, a recreational vehicle ("RV") community with a total of 450 sites, for approximately $6.8 million. Mt. Hood Village is located in Welches, Oregon and has land available for up to 120 expansion sites. The acquisition was funded by a borrowing on the Company's line of credit.

     Throughout the six months ended June 30, 2002, the Company purchased adjacent land and land improvements for several Properties for $2.2 million. These acquisitions were funded with borrowings on the Company's line of credit.

     On January 1, 2002, the Company purchased all of the common stock of Realty Systems, Inc. ("RSI"). The Company previously owned the non-voting preferred stock of RSI and had notes receivable from RSI which were recorded as an investment in affiliate. The Company purchased the common stock of RSI from Equity Group Investments, LLC., controlled by Samuel Zell, Chairman of the Board of Directors for the Company, for approximately $675,000.

                       MANUFACTURED HOME COMMUNITIES, INC.

CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate headquarters costs. Recurring CapEx was approximately $6.0 million for the six months ended June 30, 2002. Corporate improvements were approximately $324,000 for the six months ended June 30, 2002. Site development costs were approximately $5.7 million for the six months ended June 30, 2002, and represent costs to develop expansion sites at certain of the Company's Properties.

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

     The following table presents a calculation of FFO and FAD for the quarters and six months ended June 30, 2002 and 2001 (amounts in thousands):

                                                                            QUARTERS ENDED                    SIX MONTHS ENDED
                                                                                JUNE 30,                           JUNE 30,
                                                                        -------------------------         -------------------------
                                                                          2002             2001             2002             2001
                                                                        --------         --------         --------         --------
 COMPUTATION OF FUNDS FROM OPERATIONS:
    Net income .................................................        $  6,438         $  6,135         $ 13,554         $ 18,778
    Income allocated to common OP Units ........................           1,590            1,564            3,357            4,846
    Depreciation on real estate assets .........................           8,534            7,974           16,954           16,028
    Depreciation on real estate assets held-for-sale ...........             552              613            1,103            1,238
    Gain on sale of Properties and other........................              --               --               --           (8,093)
                                                                        --------         --------         --------         --------
       Funds from operations ...................................        $ 17,114         $ 16,286         $ 34,968         $ 32,797
                                                                        ========         ========         ========         ========

    Weighted average Common Stock outstanding - diluted ........          27,664           26,898           27,587           26,835
                                                                        ========         ========         ========         ========

COMPUTATION OF FUNDS AVAILABLE FOR DISTRIBUTION:
    Funds from operations ......................................        $ 17,114         $ 16,286         $ 34,968         $ 32,797
    Non-revenue producing improvements to real estate ..........          (1,811)          (3,290)          (6,004)          (4,286)
                                                                        --------         --------         --------         --------
       Funds available for distribution ........................        $ 15,303         $ 12,996         $ 28,964         $ 28,511
                                                                        ========         ========         ========         ========

    Weighted average Common Stock outstanding - diluted ........          27,664           26,898           27,587           26,835
                                                                        ========         ========         ========         ========

                       MANUFACTURED HOME COMMUNITIES, INC.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings are affected by changes in interest rates, as a portion of the Company's outstanding indebtedness is at variable rates based on LIBOR. The Company's $150 million line of credit ($35.3 million outstanding at June 30, 2002) bears interest at LIBOR plus 1.125%, the Company's $100 million Term Loan bears interest at LIBOR plus 1.375% and the Company's $9.2 million Conseco Financing Notes bears interest at prime. If LIBOR increased/decreased by 1.0% during the quarter ended June 30, 2002, interest expense would have increased/decreased by approximately $352,000 based on the combined average balance outstanding under the Company's line of credit, Term Loan and Conseco Financing Notes during the period.

     On October 29, 2001, the Company entered into an interest rate swap agreement (the "Swap"), fixing LIBOR on $100 million of the Company's floating rate debt at approximately 3.7% for the period October 2001 through August 2004. The terms of the Swap require monthly settlements on the same dates that interest payments are due on the debt. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133) and its amendments, SFAS No. 137 and SFAS No. 138. In accordance with SFAS No. 133, the Swap is reflected at market value. The Company believes the Swap is a perfectly effective cash flow hedge per SFAS No. 133 and there will be no effect on net income as a result of the mark-to-market adjustment. As of June 30, 2002 the hedge represented a liability of approximately $1.7 million and is recorded in accounts payable and accrued expenses. Mark-to-market changes in the value of the swap are included in other comprehensive income.

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

     After the court of appeal decision, the HOA sought punitive damages against the Company in a lawsuit that was tried in January 1999 in Santa Cruz County Superior Court. The trial was continued from July 1998 to January 1999 to give the CPUC time to act on the Company's application. Notwithstanding the action taken by the CPUC in issuing the OII in December 1998, the trial court denied the Company's motion to dismiss on jurisdictional grounds and trial commenced before a jury on January 11, 1999.

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

     On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgement interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the California Mobile Home Residency Law ("MRL"). The decision of the appellate court left the HOA with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. On remand, the HOA has filed two motions in Santa Cruz Superior Court seeking statutory penalties and attorneys' fees. Motions in this case are pending. The Company intends to vigorously defend itself against these claims and has filed motions for summary adjudication of the statutory penalty issue in favor of the Company and a motion to be declared the prevailing party in this litigation.

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

                      MANUFACTURED HOME COMMUNITIES, INC.


         In a separate matter, in December 2000 the HOA and certain individual residents of the Property filed a complaint in the Superior Court of California, County of Santa Cruz (No. CV 139825) against the Company, certain affiliates of the Company and certain employees of the Company (the "2000 Lawsuit"). The 2000 Lawsuit sought damages, including punitive damages, for intentional infliction of emotional distress, unfair business practices, and unlawful retaliation purportedly arising from allegedly retaliatory rent increases which were noticed by the Company to certain residents in September 2000. The Company believes that the residents who received rent increase notices with respect to rent increases above those permitted by the local rent control ordinance were not covered by the ordinance either because they did not comply with the provisions of the ordinance or because they are exempted by state law. On December 29, 2000, the Superior Court of California, County of Santa Cruz enjoined such rent increases.

     The Company entered into a settlement agreement with the plaintiffs in the 2000 Lawsuit which settlement was approved by the court on July 22, 2002. The Company believes the settlement agreement is of significant benefit to the Company. First, pursuant to the settlement agreement all past, present and future tenants of the Property agree to alternative dispute resolution procedures which provide that during the next 25 years future disputes will be resolved through arbitration before a retired judge rather than in court, and that in such future arbitration proceedings all claims to trial by jury and for punitive damages are waived.

     Second, the settlement agreement provides a process for determining the rent for 15 sites not subject to rent control, including in certain circumstances, back rent owing from certain dates in 2001. The settlement agreement generally gives tenants at these sites three (3) options with respect to their tenancies. Such tenants may (1) enter into a 34-year lease providing a rent based on rent control with future escalations based on the consumer price index, but with the Company retaining the right to charge market rents determined by the Company upon turnover; (2) enter into a ten (10) year lease with a monthly rent to be determined by binding arbitration and effective October 1, 2001; or (3) elect to sell such tenant's home to a third party and pay back rent owing to the Company (the amount of which will be determined by arbitration if not agreed to between the tenant and the Company) since January 1, 2001. In certain circumstances the Company will purchase the tenant's home based upon a mechanism provided in the settlement agreement.

     In exchange for the tenants' agreements to the alternative dispute resolution procedures, the process for resolving back rent owed by tenants not subject to rent control, and to dismiss the 2000 Lawsuit, the Company agreed to pay $730,000.

Other California Rent Control Litigation

     As part of the Company's effort to realize the value of its Properties subject to rent control, the Company has initiated lawsuits against several municipalities in California. The Company's goal is to achieve a level of regulatory fairness in California's rent control jurisdictions that prohibit increasing rents to market upon turnover. This regulatory feature, called vacancy control, allows tenants to sell their homes for a premium representing the future value of discounted rent-controlled rents. In MHC's view, such regulation results in a transfer of the value of the Company's shareholders' land, which would otherwise be reflected in market rents, to tenants upon the sales of their homes in the form of an inflated purchase price that cannot be attributed to the value of the home being sold. As a result, in the Company's view, the Company loses the value of its asset and the selling tenant leaves the community with a windfall premium. The Company has discovered through the litigation process that certain municipalities considered condemning the Company's communities at values well below the value of the underlying land. In the Company's view, a failure to articulate market rents for sites governed by restrictive rent control would put the Company at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, would represent substantial lost value to shareholders. The Company is cognizant of the need for affordable housing in the jurisdictions, but asserts that regulations with vacancy control merely transfer the value that belongs to the Company's shareholders to tenants in the form of the premium prices for houses. The Company estimates that the annual rent subsidy to tenants in these jurisdictions is approximately $15,000,000. In a more well balanced regulatory environment, the Company would receive market rent that would eliminate the subsidy and homes would trade at or near their intrinsic value. The Company's efforts to achieve a balanced regulatory

                      MANUFACTURED HOME COMMUNITIES, INC.


environment incentivizes tenant groups to file lawsuits against the Company seeking large damage awards. The 2000 Lawsuit described above under Santa Cruz is one example. The homeowners association at Contempo Marin, a 396 site property in San Rafael, California sued the Company in December 2000 over a prior settlement agreement on a capital pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups is necessary not only because of the estimated $15,000,000 annual subsidy to tenants, but also because of the condemnation risk.


Ellenburg Communities

     The Company and certain other parties entered into a settlement agreement (the "Settlement"), which was approved by the Los Angeles County Superior Court in April 2000. The Settlement resolved substantially all of the litigation and appeals involving the Ellenburg Properties, and transactions arising out of the settlement closed on May 22, 2000. Only the appeal of one entity remains, the outcome of which is not expected to materially affect the Company.

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

     In October 2001, Fund 20 sued the Company and certain of its affiliates again, this time in Alameda County, California making substantially the same allegations. The Company obtained an injunction preventing the case from proceeding until the Fund 20 appeal is decided and other related proceedings in Arizona (from which the Company has already been dismissed with prejudice) are concluded.

Westwinds

     The Operating Partnership is the ground lessee ("Lessee") of certain property in San Jose, California under ground leases ("Leases") from the Nicholson Family Trust ("Lessor"). On February 13, 2001, Lessor filed a petition for arbitration of disputes over whether certain items constitute "gross revenue" under the Leases, in which petition Lessor seeks damages and termination of the Leases. Lessee responded on March 12, 2001 disputing Lessor's contentions. Lessor claims that "gross revenue" for the purpose of calculating percentage rent owing to Lessor under the Leases includes certain amounts Lessee has recouped from tenants of the Property (who are protected by rent control) related to ground rent already paid to Lessor. Lessee has successfully been able to pass-through to tenants at the Property increases in ground rent under the Leases. Lessee contends that this pass-through results in reimbursement of lease expense, not "gross revenue." Lessor also contends that the "net income" of RSI from the Property should be included in the gross revenue calculation. Lessee disputes this for many reasons, including, but not limited to, the fact that RSI is not a lessee under the Leases, the sales activity is not conducted by Lessee, and RSI is a separate company from Lessee.

     Lessor's motion for summary judgment on the pass-through issue was denied by an arbitration panel on November 2, 2001. Lessor and Lessee agreed to mediate the dispute and the matter was settled and the lease was amended in early 2002. Pursuant to the settlement and amendment, Lessee agreed to pay $338,000 related to prior period rent which was expensed in the first quarter of 2002 and to prepay rent of $632,000 based on a recalculation of rent in the amended lease. The rent prepayment and related legal costs will be amortized into ground rent expense over the remaining life of the lease.

                      MANUFACTURED HOME COMMUNITIES, INC.


COUNTRYSIDE AT VERO BEACH

     The Company has received a letter dated June 17, 2002 from the Indian River County, Florida Department of Utility Services ("County"), claiming that the Company currently owes sewer impact fees in the amount of approximately $518,000 with respect to the Property known as Countryside at Vero Beach, located in Vero Beach, Florida, purportedly under the terms of an agreement between the County and a prior owner of the Property. In response, the Company has advised the County that these fees are no longer due and owing as a result of a 1996 settlement agreement between the County and the prior owner of the Property, providing for the payment of $150,000 to the County to discharge any further obligation for the payment of impact or connection fees for sewer service at the Property. The Company paid this settlement amount (with interest) to the County in connection with the Company's acquisition of the Property. Accordingly, the Company believes that the County's claims are without merit.

OTHER

     The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of the Company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, was held on May 8, 2002. At the Annual Meeting, Samuel Zell, David A. Helfand and Michael A. Torres were each elected to serve as directors of the Company until the 2005 Annual Meeting of Stockholders.


                                                  Votes Cast
                                     --------------------------------------
                                              For              Withheld
                                     ------------------    ----------------
        Samuel Zell                        17,515,839             60,873
        David A. Helfand                   17,515,876             60,836
        Michael A. Torres                  17,523,492             53,220


There were 4,156,070 broker non-votes.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

            Exhibit 99.1 Certifications of the Chief Executive Officer and the Chief Financial Officer of Manufactured Home Communities, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.






                        MANUFACTURED HOME COMMUNITIES, INC.




                        BY:  /s/ John M. Zoeller
                             ----------------------------------------
                             John M. Zoeller
                             Executive Vice President, Treasurer and
                               Chief Financial Officer

                        BY:  /s/ Mark Howell
                             ----------------------------------------
                             Mark Howell
                             Principal Accounting Officer and
                               Assistant Treasurer




DATE:  August 14, 2002