Form 10-Q
period 2002-09-30
MANUFACTURED HOME COMMUNITIES INC
filed 2002-11-06
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

            22,032,708 shares of Common Stock as of November 4, 2002.

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS


                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----

    Consolidated Balance Sheets
         as of September 30, 2002 (unaudited) and December 31, 2001...........3

    Consolidated Statements of Operations
         for the quarters and nine months ended September 30, 2002 and 2001
         (unaudited)..........................................................4

    Consolidated Statements of Cash Flows
         for the nine months ended September 30, 2002 and 2001 (unaudited)....5

    Notes to Consolidated Financial Statements................................6


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.........................................18

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..........27

ITEM 4.  Controls and Procedures.............................................27



                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings...................................................28

ITEM 4.  Submission of Matters to a Vote of Security Holders.................35

ITEM 6.  Exhibits and Reports on Form 8-K....................................35

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               2002            2001
                                                                           (UNAUDITED)
                                                                           -------------    ------------
ASSETS
Investment in real estate:
   Land ..............................................................     $   277,546      $   271,871
   Land improvements .................................................         875,254          855,296
   Buildings and other depreciable property ..........................         112,802          110,971
                                                                           -----------      -----------
                                                                             1,265,602        1,238,138
   Accumulated depreciation ..........................................        (230,512)        (211,878)
                                                                           -----------      -----------
     Net investment in real estate ...................................       1,035,090        1,026,260
Cash and cash equivalents ............................................          13,075            1,354
Notes receivable .....................................................           8,074            1,506
Investment in and advances to affiliates .............................             ---           34,387
Investment in joint ventures .........................................          22,069           11,853
Rents receivable .....................................................           1,694            1,966
Deferred financing costs, net ........................................           5,165            5,867
Inventory ............................................................          34,238              ---
Prepaid expenses and other assets ....................................          17,904           16,770
                                                                           -----------      -----------
   Total assets ......................................................     $ 1,137,309      $ 1,099,963
                                                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ............................................     $   560,345      $   590,371
   Unsecured term loan ...............................................         100,000          100,000
   Unsecured line of credit ..........................................          74,250           16,250
   Other notes payable ...............................................           7,085            2,236
   Accounts payable and accrued expenses .............................          33,356           23,000
   Accrued interest payable ..........................................           4,892            4,582
   Rents received in advance and security deposits ...................           6,556            5,133
   Distributions payable .............................................          13,091           12,062
   Due to affiliates .................................................              52               32
                                                                           -----------      -----------
     Total liabilities ...............................................         799,627          753,666
                                                                           -----------      -----------

Commitments and contingencies

Minority interest - Common OP Units and other ........................          42,204           46,147
Minority interest - Perpetual Preferred OP Units .....................         125,000          125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued .......................             ---              ---
   Common stock, $.01 par value
     50,000,000 shares authorized; 22,024,550 and 21,562,343
     shares issued and outstanding for 2002 and 2001, respectively ...             218              215
   Paid-in capital ...................................................         255,534          245,827
   Deferred compensation .............................................          (3,813)          (4,062)
   Employee notes ....................................................          (2,780)          (3,841)
   Distributions in excess of accumulated earnings ...................         (74,405)         (63,478)
   Accumulated other comprehensive (loss) income .....................          (4,276)             489
                                                                           -----------      -----------
     Total stockholders' equity ......................................         170,478          175,150
                                                                           -----------      -----------
   Total liabilities and stockholders' equity ........................     $ 1,137,309      $ 1,099,963
                                                                           ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 QUARTERS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
                                                                 ------------------------     ---------------------------
                                                                   2002           2001           2002           2001
                                                                 ---------      ---------      ---------      ---------
PROPERTY OPERATIONS:
     Base rental income ....................................     $  50,057      $  48,992      $ 150,638      $ 146,776
     RV base rental income .................................         1,771            722          5,426          3,207
     Utility and other income ..............................         4,801          4,839         15,345         16,118
                                                                 ---------      ---------      ---------      ---------
           Property operating revenues .....................        56,629         54,553        171,409        166,101

     Property operating and maintenance ....................        16,150         15,434         48,036         46,778
     Real estate taxes .....................................         4,422          4,185         13,769         13,216
     Property management ...................................         2,329          2,221          7,003          6,735
                                                                 ---------      ---------      ---------      ---------
          Property operating expenses ......................        22,901         21,840         68,808         66,729
                                                                 ---------      ---------      ---------      ---------
          Income from property operations ..................        33,728         32,713        102,601         99,372

HOME SALES OPERATIONS:
     Gross revenues and inventory home sales ...............         9,120            ---         21,775            ---
     Cost of inventory home sales ..........................        (7,404)           ---        (17,059)           ---
                                                                 ---------      ---------      ---------      ---------
         Gross profit from inventory home sales ............         1,716            ---          4,716            ---
     Brokered resale revenues, net .........................           348            ---          1,234            ---
     Home selling expenses .................................        (1,934)           ---         (6,061)           ---
     Ancillary services revenues, net ......................           (62)           ---            604            ---
                                                                 ---------      ---------      ---------      ---------
         Income from home sales and other ..................            68            ---            493            ---

OTHER INCOME AND EXPENSES:
     Interest income .......................................           239            164            723            552
     Equity in income of affiliates ........................           ---            682            ---          1,359
     Other corporate income ................................           213            137            878          1,274
     General and administrative ............................        (1,972)        (1,557)        (5,915)        (5,070)
     Interest and related amortization .....................       (13,119)       (12,610)       (38,393)       (38,920)
     Depreciation on corporate assets ......................          (320)          (332)          (956)          (945)
     Depreciation on real estate assets and other costs ....        (8,937)        (8,729)       (26,994)       (25,996)
                                                                 ---------      ---------      ---------      ---------
         Total other income and expenses ...................       (23,896)       (22,245)       (70,657)       (67,746)

             Income from operations ........................         9,900         10,468         32,437         31,626
     Gain on sale of Properties and other ..................         1,270            ---          1,270          8,093
                                                                 ---------      ---------      ---------      ---------
     Income before allocation to Minority Interests ........        11,170         10,468         33,707         39,719

     (Income) allocated to Common OP Units .................        (1,645)        (1,558)        (5,007)        (6,404)
     (Income) allocated to Perpetual Preferred OP Units ....        (2,813)        (2,813)        (8,439)        (8,439)
                                                                 ---------      ---------      ---------      ---------

           NET INCOME ......................................         6,712          6,097         20,261         24,876
                                                                 =========      =========      =========      =========

Net income per Common Share - basic ........................     $     .31      $     .29      $     .94      $    1.19
                                                                 =========      =========      =========      =========
Net income per Common Share - diluted ......................     $     .30      $     .28      $     .91      $    1.16
                                                                 =========      =========      =========      =========

Distributions declared per Common Share ....................     $    .475      $    .445      $   1.425      $   1.335
                                                                 =========      =========      =========      =========

Weighted average Common Shares
          outstanding - basic ..............................        21,676         21,108         21,558         20,958
                                                                 =========      =========      =========      =========
Weighted average Common Shares
          outstanding - diluted (see Note 2) ...............        27,693         27,071         27,622         26,914
                                                                 =========      =========      =========      =========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        SEPTEMBER 30,    SEPTEMBER 30,
                                                                                            2002             2001
                                                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..................................................................        $ 20,261         $ 24,876
     Adjustments to reconcile net income to cash provided by operating activities:
         Income allocated to Minority Interests ..................................          13,447           14,843
         Gain on sale of Properties and other ....................................          (1,270)          (8,093)
         Depreciation and amortization expense ...................................          28,342           27,764
         Equity in income of affiliates and joint ventures .......................            (763)          (2,216)
         Amortization of deferred compensation and other .........................           3,186            1,575
         Decrease in inventory ...................................................           1,288              ---
         Increase in rents receivable ............................................            (204)            (207)
         Increase in prepaid expenses and other assets ...........................          (3,816)          (3,306)
         Increase in accounts payable and accrued expenses .......................           5,407            3,753
         Increase in rents received in advance and security deposits .............           2,273            2,113
                                                                                          --------         --------
     Net cash provided by operating activities ...................................          68,151           61,102
                                                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Contributions to affiliates .................................................             ---           (5,526)
     (Funding) collection of notes receivable ....................................          (1,798)           3,478
     Investment in joint ventures net of distributions received ..................             502            1,589
     Proceeds from restructuring of College Heights joint venture ................           4,647              ---
     Proceeds from disposition of rental Properties and other assets .............             ---           16,864
     Purchase of Realty Systems, Inc. common stock ...............................            (675)             ---
     Cash received with purchase of Realty Systems, Inc. .........................             839              ---
     Acquisition of  rental Properties ...........................................         (49,632)         (16,879)
     Improvements:
         Improvements - corporate ................................................            (324)            (635)
         Improvements - rental properties ........................................         (10,058)          (8,526)
         Site development costs ..................................................          (7,293)          (6,114)
                                                                                          --------         --------
     Net cash used in investing activities .......................................         (63,792)         (15,749)
                                                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from stock options and employee stock purchase plan ............           7,469            7,339
     Distributions to Common Stockholders, Common OP Unitholders and
         Perpetual Preferred OP Unitholders ......................................         (46,436)         (43,309)
     Repurchase of Common Stock or OP Units ......................................             ---              (33)
     Collection of principal payments on employee notes ..........................           1,061              315
     Line of credit:
         Proceeds ................................................................          65,500           46,000
         Repayments ..............................................................          (7,500)         (86,650)
     Refinancing and loan repayments .............................................          (3,236)          37,870
     Principal payments ..........................................................          (9,001)          (4,084)
     Debt issuance costs .........................................................            (495)            (583)
                                                                                          --------         --------
     Net cash used in financing activities .......................................           7,362          (43,135)
                                                                                          --------         --------

Net increase in cash and cash equivalents ........................................          11,721            2,218
Cash and cash equivalents, beginning of period ...................................           1,354            2,847
                                                                                          --------         --------
Cash and cash equivalents, end of period .........................................        $ 13,075         $  5,065
                                                                                          ========         ========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest .........................................        $ 34,776         $ 39,011
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

(b)  Inventory

     Inventory consists of completed new and used homes, is stated at the lower of cost or market and is net of a valuation allowance calculated after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of the manufactured home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Resale revenues are stated net of commissions paid to employees of $151,000 and $513,000 for the quarter and nine months ended September 30, 2002, respectively.

(c)  Notes Receivable

     Notes receivable are stated net of an allowance for doubtful accounts.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)  Real Estate

     Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized over their estimated useful life. The determination of useful lives, salvage value, and depreciation method used are in conformity with GAAP. However, the useful lives, salvage value, and customary depreciation method used for land improvements and other significant assets may significantly and materially overstate the depreciation of the underlying assets and therefore understate the Net Income of the Company. In addition, the Financial Accounting Standards Board ("FASB") is currently reviewing the methods of depreciation and cost capitalization for all industries and in June 2001 issued FASB Exposure Drafts, Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant and Equipment, the implementation of which, if issued, could also have a material effect on the Company's results of operations.

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

     The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2002 and 2001 (amounts in thousands):

                                                          QUARTERS ENDED        NINE MONTHS ENDED
                                                      ---------------------   ---------------------
                                                      SEPT. 30,   SEPT. 30,   SEPT. 30,   SEPT. 30,
                                                         2002       2001        2002        2001
                                                      ---------   ---------   ---------   ---------
NUMERATOR:
   Numerator for basic earnings per share -
    Net income ...................................     $ 6,712     $ 6,097     $20,261     $24,876
   Effect of dilutive securities:
    Income allocated to Common OP Units ..........       1,645       1,558       5,007       6,404
                                                       -------     -------     -------     -------
   Numerator for diluted earnings per share-
      income available to common shareholders
      after assumed conversions ..................     $ 8,357     $ 7,655     $25,268     $31,280
                                                       =======     =======     =======     =======

DENOMINATOR:
   Denominator for basic earnings per share -
    Weighted average Common Stock outstanding ....      21,676      21,108      21,558      20,958
   Effect of dilutive securities:
    Weighted average Common OP Units .............       5,400       5,440       5,414       5,475
    Employee stock options .......................         617         523         650         481
                                                       -------     -------     -------     -------
   Denominator for diluted earnings per share-
      adjusted weighted average shares and
      assumed conversions ........................      27,693      27,071      27,622      26,914
                                                       =======     =======     =======     =======

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 12, 2002, July 12, 2002, and October 11, 2002, the Company paid a $.475 per share distribution for the quarter ended March 31, 2002, June 30, 2002 and September 30, 2002, respectively, to stockholders of record on March 29, 2002, June 28, 2002 and September 27, 2002, respectively.

     On August 6, 2002, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. There were no share repurchases during the quarter. The shares may be purchased through open market or privately negotiated transactions.


NOTE 4 - ACQUISITION OF REALTY SYSTEMS, INC.

     On January 1, 2002, the Company purchased all of the common stock of Realty Systems, Inc. ("RSI"). The Company previously owned the non-voting preferred stock of RSI and had notes receivable from RSI which were recorded as an investment in affiliate. The Company purchased the common stock of RSI from Equity Group Investments, Inc., controlled by Samuel Zell, Chairman of the Board of Directors of the Company, for approximately $675,000. As a result of this acquisition, the Company owns and controls RSI and consolidates the financial results of RSI with those of the Company. Certain costs included in the acquisition are based on management's estimates and are subject to adjustment within one year of the closing date of January 1, 2002.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                                          (amounts in thousands)
ASSETS
Buildings and other depreciable property...............     $         6,656
Cash and cash equivalents..............................                 844
Notes receivable.......................................               4,772
Investment in joint ventures...........................                 200
Inventory..............................................              35,524
Prepaid expenses and other assets......................               2,719
                                                            -----------------
   Total assets acquired...............................              50,715

LIABILITIES
Other notes payable....................................             (12,862)
Accounts payable and accrued expenses..................              (2,718)
Accrued interest payable...............................                 (73)
                                                            -----------------
   Total liabilities assumed...........................             (15,653)

Conversion of previous investment......................             (34,387)
                                                            -----------------
Cash paid for common equity interest...................     $          (675)
                                                            =================

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COLLEGE HEIGHTS JOINT VENTURE RESTRUCTURING

     Effective September 1, 2002, the Company restructured its investment in Wolverine Property Investment Limited Partnership (the "College Heights Joint Venture" or the "Venture"), a joint venture with Wolverine Investors, LLP. The Venture included 18 properties with 3,581 sites. The results of operations of the College Heights Joint Venture prior to restructuring were included with the results of the Company due to the Company's voting equity interest and control over the Venture. Pursuant to the restructuring, the Company sold its general partnership interest, sold all of the Company's voting equity interest and reduced the Company's total investment in the College Heights Joint Venture. As consideration for the sale the Company retained sole ownership of Down Yonder, a 361 site community in Clearwater, Florida, received cash of approximately $5.2 million and retained preferred limited partnership interests of approximately $10.3 million. The continuing preferred limited partnership interests will be accounted for using the equity method and reported as an investment in a joint venture.

NOTE 6 - REAL ESTATE

     On March 12, 2002, the Company acquired Mt. Hood Village, a recreational vehicle ("RV") community with a total of 450 sites, for approximately $6.8 million. Mt. Hood Village is located in Welches, Oregon and has land available for up to 120 expansion sites. The acquisition was funded by a borrowing on the Company's line of credit.

     The Company acquired six Properties with a total of 2,572 sites, for approximately $66.1 million. The acquisition was funded by a borrowing on the Company's line of credit and the assumption of approximately $30 million of debt on five of the Properties. The following table summarizes the Properties purchased and their total sites.

          Date Acquired              Property                   Location              Total Sites
         --------------------------------------------   -------------------------    --------------
          July 10, 2002      Harbor View Manor          New Port Richey, FL               471
          July 31, 2002      Golden Sun                 Apache Junction, AZ               330
          July 31, 2002      Countryside RV Resort      Apache Junction, AZ               560
          July 31, 2002      Holiday Village            Ormond Beach, FL                  301
          July 31, 2002      Breezy Hill RV Resort      Pompano Beach, FL                 762
          August 4, 2002     Highland Woods             Pompano Beach, FL                 148

     On August 7, 2002 the Company acquired Tropic Winds RV Resort, a recreational vehicle ("RV") community with 492 sites for approximately $4.7 million. Tropic Winds RV Resort is located in Harlingen, TX. The acquisition was funded with borrowings on the Company's line of credit.

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


NOTE 7 - NOTES RECEIVABLE

     As of September 30, 2002 and December 31, 2001, the Company had approximately $8.1 million and $1.5 million in notes receivable, respectively. The Company has approximately $1.5 million in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of Common OP Units and partnership interests in certain joint ventures. The Company has approximately $6.6 million in notes which yield interest at a per annum rate of approximately 11.3% and are collateralized by manufactured homes at certain of the Properties.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM BORROWINGS

     As of September 30, 2002 and December 31, 2001, the Company had outstanding mortgage indebtedness of approximately $560.3 million and $590.4 million, respectively, encumbering 64 and 60, respectively, of the Company's Properties. As of September 30, 2002 and December 31, 2001, the carrying value of such Properties was approximately $643.4 million and $612.0 million, respectively.

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

- A $92.5 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $22.2 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC-Bay Indies Financing Limited Partnership. The Bay Indies Mortgage bears interest at a rate of 7.48% per annum, amortizes beginning August 1, 1994 over 27.5 years and matures July 1, 2004.

- A $15.5 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $49.5 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owned by MHC Stagecoach, L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures September 1, 2011.

- Approximately $118.4 million of mortgage debt on 23 other various Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. Scheduled maturities for the outstanding indebtedness are at various dates through November 30, 2020, and fixed interest rates range from 6.5% to 8.92% per annum. In addition, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997.

     The Company has a $150 million unsecured line of credit with a group of banks (the "Credit Agreement") bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%, which matures on August 9, 2003 and has two one-year extension options. The Company pays a quarterly fee on the average unused amount of such credit equal to 0.15% of such amount. As of September 30, 2002 and December 31, 2001, the Company had $74.3 million and $16.3 million, respectively, outstanding under the Credit Agreement.

     The Company has a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.375%. The Term Loan matures on August 9, 2003 and has two one-year extension options.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM BORROWINGS (CONTINUED)

     On October 29, 2001, the Company entered into an interest rate swap agreement (the "Swap"), fixing LIBOR on $100 million of the Company's floating rate debt at approximately 3.7% for the period October 2001 through August 2004. The terms of the Swap require monthly settlements on the same dates that interest payments are due on the debt. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and its amendments, SFAS No. 137 and SFAS No. 138. In accordance with SFAS No. 133, the Swap is reflected at market value. The Company believes the Swap is a perfectly effective cash flow hedge per SFAS No. 133 and there will be no effect on net income as a result of the mark-to-market adjustment. As of September 30, 2002, the hedge represented a liability of approximately $4.3 million and is recorded in accounts payable and accrued expenses. Mark-to-market changes in the value of the swap are included in other comprehensive income.

     The Company has a $7.0 million note payable ("Conseco Financing Note"), collateralized by manufactured home inventory. The Conseco Financing Note bears interest at the prime rate and matures at various dates through March 2004 or when the inventory homes are sold. As of April 1, 2002, the Company stopped funding inventory purchases with the Conseco Financing Note and all future purchases of inventory will be funded with the Company's existing line of credit.

     The Company has approximately $112,000 of installment notes payable ("MPW Notes"), secured by a letter of credit, with an interest rate of 6.5% per annum, maturing September 1, 2007. The notes pay interest quarterly.


NOTE 9 - STOCK OPTIONS

     Pursuant to the Stock Option Plan as discussed in Note 14 to the 2001 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the nine months ended September 30, 2002, Options for 107,531 shares of common stock were exercised.


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

     On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgement interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the California Mobile Home Residency Law ("MRL"). The decision of the appellate court left the HOA with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. The Company expects this case to proceed to trial in the first quarter of 2003. The Company intends to vigorously defend itself against these claims. The Court has denied the Company's motion for summary adjudication of the statutory penalty issue in favor of the Company. The Company's motion to be declared the prevailing party in this litigation is still pending, but not expected to be heard before trial.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER CALIFORNIA RENT CONTROL LITIGATION

     As part of the Company's effort to realize the value of its Properties subject to rent control, the Company has initiated lawsuits against several municipalities in California. The Company's goal is to achieve a level of regulatory fairness in California's rent control jurisdictions that prohibit increasing rents to market upon turnover. This regulatory feature, called vacancy control, allows tenants to sell their homes for a premium representing the future value of discounted rent-controlled rents. In the Company's view, such regulation results in a transfer of the value of the Company's shareholders' land, which would otherwise be reflected in market rents, to tenants upon the sales of their homes in the form of an inflated purchase price that cannot be attributed to the value of the home being sold. As a result, in the Company's view, the Company loses the value of its asset and the selling tenant leaves the community with a windfall premium. The Company has discovered through the litigation process that certain municipalities considered condemning the Company's communities at values well below the value of the underlying land. In the Company's view, a failure to articulate market rents for sites governed by restrictive rent control would put the Company at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, would represent substantial lost value to shareholders. The Company is cognizant of the need for affordable housing in the jurisdictions, but asserts that regulations with vacancy control merely transfer the value that belongs to the Company's shareholders to tenants in the form of premium prices for houses. The Company estimates that the annual rent subsidy to tenants in these jurisdictions is significant. In a more well balanced regulatory environment, the Company would receive market rents that would eliminate the subsidy and homes would trade at or near their intrinsic value.

     The Company's efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The 2000 Lawsuit described above under DeAnza Santa Cruz Mobile Estates is one example. The homeowners association at Contempo Marin ("CMHOA"), a 396 site property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a pass-through amount of $7.50 that the Company believes had been agreed to by the CMHOA in a settlement agreement. The Company intends to vigorously defend the matter. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the significant annual subsidy to tenants, but also because of the condemnation risk.


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

COUNTRYSIDE AT VERO BEACH

     The Company has received letters dated June 17, 2002 and August 26, 2002 from Indian River County, Florida ("County"), claiming that the Company currently owes sewer impact fees in the amount of approximately $518,000 with respect to the Property known as Countryside at Vero Beach, located in Vero Beach, Florida, purportedly under the terms of an agreement between the County and a prior owner of the Property. In response, the Company has advised the County that these fees are no longer due and owing as a result of a 1996 settlement agreement between the County and the prior owner of the Property, providing for the payment of $150,000 to the County to discharge any further obligation for the payment of impact or connection fees for sewer service at the Property. The Company paid this settlement amount (with interest) to the County in connection with the Company's acquisition of the Property. Accordingly, the Company believes that the County's claims are without merit.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

DELAWARE DECLARATORY JUDGMENT ACTION

     In April 2002, the Company entered into a Stipulation and Consent Order to Cease and Desist (the "Consent Order") with the State of Delaware (the "State"). The Consent Order resolved various issues raised by the State concerning the terms of a new lease form used or proposed for use by the Company at certain of its Properties in Delaware. Among other provisions, the Consent Order contemplated that the Company would work with the State to develop and implement a new lease form for use in Delaware. The Consent Order expressly provided that nothing contained therein would preclude the Company from seeking declaratory relief from a court as to the legality or enforceability of any provisions which the Company might wish to incorporate in future leases.

     Throughout the summer of 2002, the Company's Delaware legal counsel engaged in dialogue with representatives of the State concerning various matters, including the lease provisions to which the State had objected but which the Company wished to incorporate in future leases. Through this process, it became apparent that the parties could not reach agreement as to the legality or enforceability of the proposed lease provisions, and that the Company would need to seek declaratory relief from a court in order to resolve the matter, as contemplated by the Consent Order. Accordingly, on August 29, 2002, the Company filed a Petition for Declaratory Judgment and Other Relief (the "Petition") in Sussex County, Delaware Superior Court (the "Court").

     In response to the filing of the Petition, on October 1, 2002, the State filed its Answer to Petition for Declaratory and Other Relief, and Counterclaims for Civil Enforcement and Contempt ("Answer and Counterclaim") with the Court. In the Answer and Counterclaim, the State seeks, inter alia, restitution, statutory penalties, investigative costs and attorneys' fees under the Delaware Mobile Home Lots and Leases Act, the Consumer Fraud Act, the Uniform Deceptive Trade Practices Act and the Delaware Consumer Contracts law, and separately seeks a finding of contempt and related contempt penalties for alleged violations of the Consent Order.

     The Company believes that it has complied, and continues to comply, with the Consent Order, and that the filing of the Petition was expressly contemplated by the Consent Order. The Company believes that the State's allegations in the Answer and Counterclaim are without merit and will vigorously defend itself.

OTHER

     The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.

NOTE 11 - SUBSEQUENT EVENTS

     On October 1, 2002 the Company acquired Silk Oak Lodge for approximately $6.2 million. Silk Oak Lodge, located in Clearwater, Florida has a total of 182 sites.

     On November 5, 2002, the Company's Board of Director's reaffirmed a resolution providing that the Company may repurchase up to 1 million shares of the Common Stock at the discretion of the Company's Executive Committee.

                       MANUFACTURED HOME COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the quarter and nine months ended September 30, 2002 compared to the corresponding periods in 2001. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2001 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

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

                            PROPERTY                        TRANSACTION DATE            SITES
                            --------                        ----------------            -----
TOTAL SITES AS OF JANUARY 1, 2001..........................                             51,387

ACQUISITIONS:
     Golden Lakes.......................................... January 3, 2001                422
     Chain O'Lakes......................................... January 3, 2001                308
     Bulow Resort RV....................................... July 1, 2001                   352
     Mt. Hood.............................................. March 12, 2002                 450
     Countryside........................................... July 31, 2002                  560
     Golden Sun............................................ July 31, 2002                  330
     Breezy Hill........................................... July 31, 2002                  762
     Highland Woods........................................ July 31, 2002                  148
     Holiday Village....................................... July 31, 2002                  301
     Harbor View........................................... July 10, 2002                  471
     Tropic Winds.......................................... August 7, 2002                 492

EXPANSION SITE DEVELOPMENT:
     Sites added in 2001...................................                                143
     Sites added in 2002...................................                                 38

DISPOSITIONS:
     Dellwood Estates...................................... February 13, 2001             (136)
     Briarwood............................................. February 13, 2001             (166)
     Bonner Springs........................................ February 13, 2001             (211)
     Carriage Park......................................... February 13, 2001             (143)
     North Star............................................ February 13, 2001             (219)
     Quivira Hills......................................... February 13, 2001             (142)
     Rockwood.............................................. February 13, 2001             (264)
     Candlelight........................................... October 5, 2001               (585)
     College Heights Properties (17) ...................... September 1, 2002           (3,220)
                                                                                   -------------
TOTAL SITES AS OF SEPTEMBER 30, 2002.............................................       51,078
                                                                                   -------------

                       MANUFACTURED HOME COMMUNITIES, INC.

TRENDS

     Occupancy in the Company's Properties as well as the ability to increase rental rates directly affects revenues. In 2001, occupancy in the Company's Core Portfolio has remained relatively stable. Also during 2001, average monthly base rental rates for the Core Portfolio increased approximately 4.5%. Throughout 2002, occupancy decreased slightly. Also throughout 2002, average monthly base rental rates increased approximately 4.8%. The Company believes these trends will continue through 2002. For 2003 the company expects rental rates to increase approximately 4% for the core Portfolio with expense growth to be approximately 4% to 4.5%. The Company expects to fill 175 expansion sites in 2003, while projecting moderate overall occupancy decreases.

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

     The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal factors. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

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

     Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized over their estimated useful life. The determination of useful lives, salvage value, and depreciation method used are in conformity with GAAP. However, the useful lives, salvage value, and customary depreciation method used for land improvements and other significant assets may significantly and materially overstate the depreciation of the underlying assets and therefore understate the Net Income of the Company. In addition, the Financial Accounting Standards Board ("FASB") is currently reviewing the methods of depreciation and cost capitalization for all industries and in June 2001 issued FASB Exposure Drafts, Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant and Equipment, the implementation of which, if issued, could also have a material effect on the Company's results of operations.

                       MANUFACTURED HOME COMMUNITIES, INC.

PROPERTY OPERATIONS:

     The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the quarters ended September 30, 2002 and 2001.

                                                     CORE PORTFOLIO                                  TOTAL PORTFOLIO
                                      --------------------------------------------     -------------------------------------------
                                                               INCREASE/     %                                 INCREASE/     %
(dollars in thousands)                  2002         2001     (DECREASE)   CHANGE        2002         2001    (DECREASE)   CHANGE
                                      -------      -------    ----------   -------     -------      -------   ----------   -------
Base rental income ................   $47,142      $45,309      $ 1,833       4.0%     $50,057      $48,992     $ 1,065       2.2%
RV income .........................       144          125           19      15.2%       1,771          722       1,049     145.3%
Utility and other income ..........     4,495        4,499           (4)     (0.1%)      4,801        4,839         (38)     (0.8%)
                                      -------      -------      -------     -----      -------      -------     -------     -----
     Property operating revenues ..    51,781       49,933        1,848       3.7%      56,629       54,553       2,076       3.8%

Property operating and
     maintenance ..................    13,803       13,358          445       3.3%      16,150       15,434         716       4.6%
Real estate taxes .................     4,036        3,726          310       8.3%       4,422        4,185         237       5.7%
Property management ...............     2,127        2,027          100       4.9%       2,329        2,221         108       4.9%
                                      -------      -------      -------     -----      -------      -------     -------     -----
     Property operating expenses ..    19,966       19,111          855       4.5%      22,901       21,840       1,061       4.9%
                                      -------      -------      -------     -----      -------      -------     -------     -----
Income from property operations ...   $31,815      $30,822      $   993       3.2%     $33,728      $32,713     $ 1,015       3.1%

Site and Occupancy Information (1):

Average total sites ...............    41,814       41,776           38       0.1%      43,218       43,093         125       0.3%
Average occupied sites ............    38,816       39,376         (560)     (1.4%)     40,079       40,610        (531)     (1.3%)
Occupancy % .......................      92.8%        94.3%        (1.4%)    (1.5%)       92.7%        94.2%       (1.5%)    (1.6%)
Monthly base rent per site ........   $404.83      $383.56      $ 21.27       5.5%     $400.22      $378.99     $ 21.23       5.6%

Total sites
     as of September 30, ..........    41,813       41,772           41       0.1%      43,317       43,089         228       0.5%
Total occupied sites
     as of September 30, ..........    38,766       39,346         (580)     (1.5%)     40,114       40,577        (463)     (1.1%)

(1) Site and occupancy information does not include any RV sites or Properties owned through joint ventures.

Property Operating Revenues

     The 4.0% increase in base rental income for the Core Portfolio reflects a 5.5% increase in monthly base rent per site coupled with a 1.5% decrease in average occupied sites. RV income, utility, pass through and other income for the Core Portfolio remained stable.

                       MANUFACTURED HOME COMMUNITIES, INC.

Property Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in insurance and other expenses, repair and maintenance expenses and property payroll, partially offset by decreased utility and administrative expenses. The increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties, increased 4.9% due to increased payroll and professional fees.

HOME SALES OPERATIONS:

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended September 30, 2002 and 2001.

                                                               HOME SALES OPERATIONS
                                                  ---------------------------------------------
                                                                           INCREASE/
(dollars in thousands)                             2002         2001      (DECREASE)   % CHANGE
                                                  -------      -------    ----------   --------
                                                                    (Pro forma)
     Gross revenues from new home sales .....     $ 8,328      $ 9,624       (1,296)     (13.5%)
     Cost of new home sales .................      (6,584)      (7,759)       1,175       15.1%
                                                  -------      -------      -------     -------
     Gross profit from new home sales .......       1,744        1,865         (121)      (6.5%)

     Gross revenues from used home sales ....         792        1,336         (544)     (40.7%)
     Cost of used home sales ................        (820)        (936)         116       12.4%
                                                  -------      -------      -------     -------
     Gross profit from used home sales ......         (28)         400         (428)    (107.0%)

     Brokered resale revenues, net ..........         348          431          (83)     (19.3%)
     Home selling expenses ..................      (1,934)      (2,058)         124        6.0%
     Ancillary services revenues, net .......         (62)         186         (248)    (133.3%)
                                                  -------      -------      -------     -------

     Income from home sales and other .......     $    68      $   824         (756)     (91.7%)
                                                  =======      =======      =======     =======

HOME SALES VOLUMES:
       New home sales .......................         112          142          (30)     (21.1%)
       Used home sales ......................          48           71          (23)     (32.4%)
       Brokered home resales ................         216          267          (51)     (19.1%)


     The 6.5% decrease in gross profits from new home sales reflects a decrease in the volume of new home sales and is partially offset by an increase in the gross margin of new home sales. The 107.0% decrease in gross profits from used home sales reflects a decrease in volume and gross margin of used home sales. The 19.3% decrease in brokered resale revenues reflects a decrease in the volume of brokered home resales. The 6.0% decrease in home selling expenses reflects a decrease in payroll, utility and administrative expenses. The 133.3% decrease in ancillary services revenues reflects an increase in golf course expenses.

     The pro forma income from home sales and other for 2001 does not include $128,000 of interest income and $235,000 of interest expense. Interest income and interest expense were previously included in income from affiliates for 2001 and are now included in other income and expenses. The Pro forma amounts have no effect on previously reported net income. The 2001 amounts have been reclassified to conform to the 2002 financial presentation for comparison purposes.

                       MANUFACTURED HOME COMMUNITIES, INC.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the nine months ended September 30, 2002 and 2001.

                                                    CORE PORTFOLIO                               TOTAL PORTFOLIO
                                      ------------------------------------------    ------------------------------------------
                                                              INCREASE/     %                               INCREASE/     %
(dollars in thousands)                  2002        2001     (DECREASE)   CHANGE      2002        2001     (DECREASE)   CHANGE
                                      --------    --------   ----------   ------    --------    --------   ----------   ------
Base rental income ................   $141,145    $135,547    $  5,598      4.1%    $150,638    $146,776    $  3,862      2.6%
RV income .........................        390         312          78     25.0%       5,426       3,207       2,219     69.2%
Utility and other income ..........     14,106      14,870        (764)    (5.1%)     15,345      16,118        (773)    (4.8%)
                                      --------    --------    --------     -----    --------    --------    --------     -----
     Property operating revenues ..    155,641     150,729       4,912      3.3%     171,409     166,101       5,308      3.2%

Property operating and
     maintenance ..................     41,077      40,434         643      1.6%      48,036      46,778       1,258      2.7%
Real estate taxes .................     12,402      11,714         688      5.9%      13,769      13,216         553      4.2%
Property management ...............      6,346       6,091         255      4.2%       7,003       6,735         268      4.0%
                                      --------    --------    --------     -----    --------    --------    --------     -----
     Property operating expenses ..     59,825      58,239       1,586      2.7%      68,808      66,729       2,079      3.1%
                                      --------    --------    --------     -----    --------    --------    --------     -----
Income from property operations ...   $ 95,816    $ 92,490    $  3,326      3.6%    $102,601    $ 99,372    $  3,229      3.2%

Site and Occupancy Information (1):

Average total sites ...............     41,805      41,734          71      0.2%      42,760      43,192        (432)    (1.0%)
Average occupied sites ............     39,038      39,457        (419)    (1.1%)     39,883      40,830        (947)    (2.3%)
Occupancy % .......................       93.4%       94.5%       (1.1%)   (1.2%)       93.3%       94.5%      (1.2%)    (1.3%)
Monthly base rent per site ........   $ 401.73    $ 381.70    $  20.03      5.2%    $ 398.82    $ 376.97    $  21.85      5.8%

Total sites
     as of September 30, ..........     41,813      41,772          41      0.1%      43,317      43,089         228      0.5%
Total occupied sites
     as of September 30, ..........     38,766      39,346        (580)    (1.5%)     40,114      40,577        (463)    (1.1%)

(1) Site and occupancy information does not include any RV sites or Properties owned through joint ventures.

Property Operating Revenues

     The 4.1% increase in base rental income for the Core Portfolio reflects a 5.2% increase in monthly base rent per site coupled with a 1.1% decrease in average occupied sites. The decrease in utility and other income for the Core Portfolio is due primarily to decreases in utility income, which resulted from lower expenses for these items, partially offset by an increase in RV income and other income.

Property Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in property payroll, insurance and other expenses, repair and maintenance and administrative expenses, partially offset by decreased utility expense. The increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, increased by 4.2% due to increased office expense, rents, and management fees.

                       MANUFACTURED HOME COMMUNITIES, INC.

HOME SALES OPERATIONS:

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the nine months ended September 30, 2002 and 2001.

                                                                HOME SALES OPERATIONS
                                                  -------------------------------------------------
                                                                              INCREASE/
(dollars in thousands)                              2002          2001       (DECREASE)    % CHANGE
                                                  --------      --------     ----------    --------
                                                                     (Pro forma)
     Gross revenues from new home sales .....     $ 20,056      $ 22,650        (2,594)     (11.5%)
     Cost of new home sales .................      (15,673)      (17,906)        2,233       12.5%
                                                  --------      --------      --------      ------
     Gross profit from new home sales .......        4,383         4,744          (361)      (7.6%)

     Gross revenues from used home sales ....        1,719         2,990        (1,271)     (42.5%)
     Cost of used home sales ................       (1,386)       (2,106)          720       34.2%
                                                  --------      --------      --------      ------
     Gross profit from used home sales ......          333           884          (551)     (62.3%)

     Brokered resale revenues, net ..........        1,234         1,330           (96)      (7.2%)
     Home selling expenses ..................       (6,061)       (6,114)           53        0.9%
     Ancillary services revenues, net .......          604           960          (356)     (37.1%)
                                                  --------      --------      --------      ------

     Income from home sales and other .......     $    493      $  1,804        (1,311)     (72.7%)
                                                  ========      ========      ========      ======

HOME SALES VOLUMES:
       New home sales .......................          273           339           (66)     (19.5%)
       Used home sales ......................          126           209           (83)     (39.7%)
       Brokered home resales ................          759           863          (104)     (12.1%)


     The 7.6% decrease in gross profits from new home sales reflects a decrease in the volume of new home sales. The 62.3% decrease in gross profits from used home sales reflects a decrease in volume of used home sales and a decrease in gross margin. The 7.2% decrease in brokered resale revenues reflects a decrease in the volume of brokered home resales. This decrease is partially offset by an increase in resale commissions due to increased resale values for the homes sold. The 0.9% decrease in home selling expenses reflects a slight increase in insurance and advertising, and decrease in payroll and administrative expenses. The 37.1% decrease in ancillary services revenues reflects an increase in expenses for the home rental program and an increase in golf course expenses.

     The pro forma income from home sales and other for 2001 does not include $393,000 of interest income and $807,000 of interest expense. Interest income and interest expense were previously included in income from affiliates for 2001 and are now included in other income and expenses. The pro forma amounts have no effect on previously reported net income. The 2001 amounts have been reclassified to conform to the 2002 financial presentation for comparison purposes.

OTHER INCOME AND EXPENSES:

     The increase in other income and expenses for the quarter ended September 30, 2002 reflects an increase in interest expense, depreciation expense and general and administrative expense, partially offset by an increase in interest income and other corporate income. The increase in other income and expenses for the nine months ended September 30, 2002 reflects an increase in depreciation expense, general and administrative expense and equity in income from affiliates and a decrease in other corporate income, partially offset by an increase in interest income.

                       MANUFACTURED HOME COMMUNITIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of September 30, 2002, the Company had $13.1 million in cash and cash equivalents and $75.7 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.

     On April 12, 2002, July 12, 2002, and October 11, 2002, the Company paid a $.475 per share distribution for the quarters ended September 30, 2002, March 31, 2002 and June 30, 2002, respectively, to stockholders of record on March 29, 2002, June 28, 2002 and September 30, 2002, respectively. The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid on March 29, 2002, June 28, 2002 and September 28, 2002.

MORTGAGES AND CREDIT FACILITIES

     Throughout the nine months ended September 30, 2002, the Company borrowed $65.5 million on its line of credit and paid down $7.5 million on the line of credit. The line of credit bears interest at a rate of LIBOR plus 1.125%.

     During the nine months ended September 30, 2002, the Company paid $3.1 million in regular principal amortization. The Company paid off a $1.1 million mortgage, financed with borrowings on the Company's line of credit. The Company paid off $2.1 million of the MPW Notes with borrowings on the Company's line of credit. The Company also disposed of $65.6 million in notes payable, in a non-cash transaction, as part of the sale of the 17 College Heights properties. Throughout the nine months ended September 30, 2002 the Company made payments of $5.9 million on maturing debt on the Conseco Financing Note. The Conseco Financing Note payments were financed with borrowings on the Company's line of credit. As of April 1, 2002, the Company stopped funding inventory with the Conseco Financing Note and all future purchases of inventory will be funded with the Company's existing line of credit.

     Certain of the Company's mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization ("EBITDA"), limitations on certain holdings and other restrictions.

COLLEGE HEIGHTS JOINT VENTURE RESTRUCTURING

     Effective September 1, 2002, the Company restructured its investment in Wolverine Property Investment Limited Partnership (the "College Heights Joint Venture" or the "Venture"), a joint venture with Wolverine Investors, LLP. The Venture included 18 properties with 3,581 sites. The results of operations of the College Heights Joint Venture prior to restructuring were included with the results of the Company due to the Company's voting equity interest and control over the Venture. Pursuant to the restructuring, the Company sold its general partnership interest, sold all of the Company's voting equity interest and reduced the Company's total investment in the College Heights Joint Venture. As consideration for the sale the Company retained sole ownership of Down Yonder, a 361 site community in Clearwater, Florida, received cash of approximately $5.2 million and retained preferred limited partnership interests of approximately $10.3 million. The net effect on cash for the restructuring includes the $5,166,000 of proceeds less $519,000 of cash previously recorded as an asset of the Venture.

                       MANUFACTURED HOME COMMUNITIES, INC.

ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

     On August 7, 2002 the Company acquired Tropic Winds RV Resort, a recreational vehicle ("RV") community with 492 sites for approximately $4.7 million. Tropic Winds RV Resort is located in Harlingen, TX. The acquisition was funded with borrowings on the Company's line of credit.

     The Company acquired six Properties with a total of 2,572 sites, for approximately $66.1 million. The acquisition was funded by a borrowing on the Company's line of credit and the assumption of approximately $30 million of debt on five of the Properties. The following table summarizes the Properties purchased and their total sites.


    Date Acquired                  Property                       Location              Total Sites
-----------------------  ----------------------------     -------------------------    --------------
    July 10, 2002          Harbor View Manor              New Port Richey, FL               471
    July 31, 2002          Golden Sun                     Apache Junction, AZ               330
    July 31, 2002          Countryside RV Resort          Apache Junction, AZ               560
    July 31, 2002          Holiday Village                Ormond Beach, FL                  301
    July 31, 2002          Breezy Hill RV Resort          Pompano Beach, FL                 762
    August 4, 2002         Highland Woods                 Pompano Beach, FL                 148

     On March 12, 2002, the Company acquired Mt. Hood Village, an RV community with a total of 450 sites, for approximately $6.8 million. Mt. Hood Village is located in Welches, Oregon and has land available for up to 120 expansion sites. The acquisition was funded by a borrowing on the Company's line of credit.

     Throughout the nine months ended June 30, 2002, the Company purchased adjacent land and land improvements for several Properties for $2.2 million. These acquisitions were funded with borrowings on the Company's line of credit.

     On January 1, 2002, the Company purchased all of the common stock of Realty Systems, Inc. ("RSI"). The Company previously owned the non-voting preferred stock of RSI and had notes receivable from RSI which were recorded as an investment in affiliate. The Company purchased the common stock of RSI from Equity Group Investments, Inc, controlled by Samuel Zell, Chairman of the Board of Directors of the Company, for approximately $675,000.

CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate headquarters costs. Recurring CapEx was approximately $10.1 million for the nine months ended September 30, 2002. Corporate improvements were approximately $324,000 for the nine months ended September 30, 2002. Site development costs were approximately $7.3 million for the nine months ended September 30, 2002, and represent costs to develop expansion sites at certain of the Company's Properties.

INFLATION

     Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide the Company with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

                       MANUFACTURED HOME COMMUNITIES, INC.



LIQUIDITY AND CAPITAL RESOURCES  (CONTINUED)

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

     The following table presents a calculation of FFO and FAD for the quarters and nine months ended September 30, 2002 and 2001 (amounts in thousands):

                                                                       QUARTERS ENDED                    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                                               --------------------------------   --------------------------------
                                                                    2002              2001             2002              2001
                                                               --------------    --------------   --------------    --------------
 COMPUTATION OF FUNDS FROM OPERATIONS:
    Net income................................................ $       6,712     $       6,097    $      20,261     $      24,876
    Income allocated to common OP Units.......................         1,645             1,558            5,007             6,404
    Depreciation on real estate assets........................         8,937             8,729           26,994            25,996
    Gain on the sale of Properties and other..................        (1,270)              ---           (1,270)           (8,093)
                                                               --------------    --------------   --------------    --------------
       Funds from operations.................................. $      16,024     $      16,384    $      50,992     $      49,183
                                                               ==============    ==============   ==============    ==============

    Weighted average Common Stock outstanding - diluted               27,693            27,071           27,622            26,914
                                                               ==============    ==============   ==============    ==============

COMPUTATION OF FUNDS AVAILABLE FOR DISTRIBUTION:
    Funds from operations..................................... $      16,024     $      16,384    $      50,992     $      49,183
    Non-revenue producing improvements to real estate.........        (4,290)           (4,240)         (10,058)           (8,526)
                                                               --------------    --------------   --------------    --------------
       Funds available for distribution....................... $      11,734     $      12,144    $      40,934     $      40,657
                                                               ==============    ==============   ==============    ==============

    Weighted average Common Stock outstanding - diluted.......        27,693            27,071           27,622            26,914
                                                               ==============    ==============   ==============    ==============

                       MANUFACTURED HOME COMMUNITIES, INC.



ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's earnings are affected by changes in interest rates, as a portion of the Company's outstanding indebtedness is at variable rates based on LIBOR. The Company's $150 million line of credit ($74.3 million outstanding at September 30, 2002) bears interest at LIBOR plus 1.125%, the Company's $100 million Term Loan bears interest at LIBOR plus 1.375% and the Company's $7.0 million Conseco Financing Notes bear interest at prime. If LIBOR increased/decreased by 1.0% during the quarter ended September 30, 2002, interest expense would have increased/decreased by approximately $432,000 based on the combined average balance outstanding under the Company's line of credit, Term Loan and Conseco Financing Notes during the period.

     On October 29, 2001, the Company entered into an interest rate swap agreement (the "Swap"), fixing LIBOR on $100 million of the Company's floating rate debt at approximately 3.7% for the period October 2001 through August 2004. The terms of the Swap require monthly settlements on the same dates that interest payments are due on the debt. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133) and its amendments, SFAS No. 137 and SFAS No. 138. In accordance with SFAS No. 133, the Swap is reflected at market value. The Company believes the Swap is a perfectly effective cash flow hedge per SFAS No. 133 and there will be no effect on net income as a result of the mark-to-market adjustment. As of September 30, 2002, the hedge represented a liability of approximately $4.3 million and is recorded in accounts payable and accrued expenses. Mark-to-market changes in the value of the swap are included in other comprehensive income.

ITEM 4.        CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002.

CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

     On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgement interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the California Mobile Home Residency Law ("MRL"). The decision of the appellate court left the HOA with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. The Company expects this case to proceed to trial in the first quarter of 2003. The Company intends to vigorously defend itself against these claims. The Court has denied the Company's motion for summary adjudication of the statutory penalty issue in favor of the Company. The Company's motion to be declared the prevailing party in this litigation is still pending, but not expected to be heard before trial.

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

OTHER CALIFORNIA RENT CONTROL LITIGATION

     As part of the Company's effort to realize the value of its Properties subject to rent control, the Company has initiated lawsuits against several municipalities in California. The Company's goal is to achieve a level of regulatory fairness in California's rent control jurisdictions that prohibit increasing rents to market upon turnover. This regulatory feature, called vacancy control, allows tenants to sell their homes for a premium representing the future value of discounted rent-controlled rents. In the Company's view, such regulation results in a transfer of the value of the Company's shareholders' land, which would otherwise be reflected in market rents, to tenants upon the sales of their homes in the form of an inflated purchase price that cannot be attributed to the value of the home being sold. As a result, in the Company's view, the Company loses the value of its asset and the selling tenant leaves the community with a windfall premium. The Company has discovered through the litigation process that certain municipalities considered condemning the Company's communities at values well below the value of the underlying land. In the Company's view, a failure to articulate market rents for sites governed by restrictive rent control would put the Company at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, would represent substantial lost value to shareholders. The Company is cognizant of the need for affordable housing in the jurisdictions, but asserts that regulations with vacancy control merely transfer the value that belongs to the Company's shareholders to tenants in the form of premium prices for houses. The Company estimates that the annual rent subsidy to tenants in these jurisdictions is approximately $15 million. In a more well balanced regulatory environment, the Company would receive market rents that would eliminate the subsidy and homes would trade at or near their intrinsic value.

                       MANUFACTURED HOME COMMUNITIES, INC.



     The Company's efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The 2000 Lawsuit described above under DeAnza Santa Cruz Mobile Estates is one example. The homeowners association at Contempo Marin ("CMHOA"), a 396 site property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a pass-through amount of $7.50 that the Company believes had been agreed to by the CMHOA in a settlement agreement. The Company intends to vigorously defend the matter. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the estimated $15 million annual subsidy to tenants, but also because of the condemnation risk.


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

                       MANUFACTURED HOME COMMUNITIES, INC.



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

COUNTRYSIDE AT VERO BEACH

     The Company has received letters dated June 17, 2002 and August 26, 2002 from Indian River County ("County"), claiming that the Company currently owes sewer impact fees in the amount of approximately $518,000 with respect to the Property known as Countryside at Vero Beach, located in Vero Beach, Florida, purportedly under the terms of an agreement between the County and a prior owner of the Property. In response, the Company has advised the County that these fees are no longer due and owing as a result of a 1996 settlement agreement between the County and the prior owner of the Property, providing for the payment of $150,000 to the County to discharge any further obligation for the payment of impact or connection fees for sewer service at the Property. The Company paid this settlement amount (with interest) to the County in connection with the Company's acquisition of the Property. Accordingly, the Company believes that the County's claims are without merit.

DELAWARE DECLARATORY JUDGMENT ACTION

     In April 2002, the Company entered into a Stipulation and Consent Order to Cease and Desist (the "Consent Order") with the State of Delaware (the "State"). The Consent Order resolved various issues raised by the State concerning the terms of a new lease form used or proposed for use by the Company at certain of its Properties in Delaware. Among other provisions, the Consent Order contemplated that the Company would work with the State to develop and implement a new lease form for use in Delaware. The Consent Order expressly provided that nothing contained therein would preclude the Company from seeking declaratory relief from a court as to the legality or enforceability of any provisions which the Company might wish to incorporate in future leases.

     Throughout the summer of 2002, the Company's Delaware legal counsel engaged in dialogue with representatives of the State concerning various matters, including the lease provisions to which the State had objected but which the Company wished to incorporate in future leases. Through this process, it became apparent that the parties could not reach agreement as to the legality or enforceability of the proposed lease provisions, and that the Company would need to seek declaratory relief from a court in order to resolve the matter, as contemplated by the Consent Order. Accordingly, on August 29, 2002, the Company filed a Petition for Declaratory Judgment and Other Relief (the "Petition") in Sussex County, Delaware Superior Court (the "Court").

     In response to the filing of the Petition, on October 1, 2002, the State filed its Answer to Petition for Declaratory and Other Relief, and Counterclaims for Civil Enforcement and Contempt ("Answer and Counterclaim") with the Court. In the Answer and Counterclaim, the State seeks, inter alia, restitution, statutory penalties, investigative costs and attorneys' fees under the Delaware Mobile Home Lots and Leases Act, the Consumer Fraud Act, the Uniform Deceptive Trade Practices Act and the Delaware Consumer Contracts law, and separately seeks a finding of contempt and related contempt penalties for alleged violations of the Consent Order.

     The Company believes that it has complied, and continues to comply, with the Consent Order, and that the filing of the Petition was expressly contemplated by the Consent Order. The Company believes that the State's allegations in the Answer and Counterclaim are without merit and will vigorously defend itself.

                       MANUFACTURED HOME COMMUNITIES, INC.



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






                             MANUFACTURED HOME COMMUNITIES, INC.




                             BY: /s/ John M. Zoeller
                                 ---------------------------
                                 John M. Zoeller
                                 Executive Vice President and
                                  Chief Financial Officer

                             BY: /s/ Mark Howell
                                 ---------------------------
                                 Mark Howell
                                 Principal Accounting Officer and
                                  Assistant Treasurer




DATE:  November 1, 2002

                                 CERTIFICATIONS

I, John M. Zoeller, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Manufactured Home Communities, Inc;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
              b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
              c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 1, 2002                      By: /s/ John M. Zoeller
     ----------------------                     -------------------------------
                                            John M. Zoeller
                                             Executive Vice President and Chief
                                             Financial Officer

I, Howard Walker, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Manufactured Home Communities, Inc;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
              b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
              c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
              b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 1, 2002                      By: /s/ Howard Walker
      ---------------------                    --------------------------------
                                            Howard Walker
                                             Chief Executive Officer