Form 10-K
period 2002-12-31
MANUFACTURED HOME COMMUNITIES INC
filed 2003-03-28
CIK 895417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       or

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

The aggregate market value of voting stock held by nonaffiliates was approximately $571.5 million as of February 28, 2003 based upon the closing price of $29.04 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

            At March 24, 2003, 22,223,647 shares of the Registrant's
                         Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be May 7, 2003.

                       MANUFACTURED HOME COMMUNITIES, INC.
                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I.

           Item 1.     Business...............................................................................     3
           Item 2.     Properties.............................................................................     8
           Item 3.     Legal Proceedings......................................................................    13
           Item 4.     Submission of Matters to a Vote of Security Holders....................................    16

PART II.

           Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters..............    17
           Item 6.     Selected Financial Data................................................................    18
           Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..    20
           Item 7A.    Quantitative and Qualitative Disclosure About Market Risk..............................    31
           Item 8.     Financial Statements and Supplementary Data............................................    31
           Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    31

PART III.

           Item 10.    Directors and Executive Officers of the Registrant.....................................    32
           Item 11.    Executive Compensation.................................................................    32
           Item 12.    Security Ownership of Certain Beneficial Owners and Management.........................    32
           Item 13.    Certain Relationships and Related Transactions.........................................    32
           Item 14.    Controls and Procedures................................................................    32

PART IV.

           Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K........................    33

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

GENERAL

      Manufactured Home Communities, Inc., together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries ("Subsidiaries"), are referred to herein as the "Company", "MHC", "we", "us", and "our". The Company is a fully integrated company that owns and operates manufactured home communities ("Communities") and recreational vehicle resorts ("Resorts") (collectively known as "Properties"). The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Communities since 1969. As of December 31, 2002, we owned or had an ownership interest in a portfolio of 142 Communities and Resorts located throughout the United States containing 51,582 residential sites. Our Properties are located in 21 states (with the number of Properties in each state shown parenthetically) - Florida (51), California (25), Arizona (19), Colorado (10), Delaware (7), Nevada (5), Oregon (4), Indiana (3), Illinois (2), Iowa (2), New York (2), Texas (2), Utah (2), Pennsylvania (1), Maryland (1), Montana (1), New Mexico (1), Michigan (1), Virginia (1), West Virginia (1), and Washington (1).

      Communities are residential developments designed and improved for the placement of detached, single-family manufactured homes that are produced off-site and installed and set on residential sites ("Site Set") within the Community. The owner of each home leases the site on which it is located. Modern Communities are similar to typical residential subdivisions, containing centralized entrances, paved streets, curbs and gutters and parkways. In addition, these Communities often provide a clubhouse for social activities and recreation and other amenities, which may include swimming pools, shuffleboard courts, tennis courts, laundry facilities and cable television service. In some cases, utilities are provided or arranged for by the owner of the Community; otherwise, the resident contracts for the utility directly. Some Communities provide water and sewer service through municipal or regulated utilities, while others provide these services to residents from on-site facilities. Each Community is generally designed to attract, and is marketed to, one of two types of residents - 1) retirees and empty-nesters or 2) families and first-time homeowners. We believe both types of Communities are attractive investments and focus on owning Communities in or near large metropolitan markets and retirement destinations.

      Resorts are similar to Communities in their overall design and the amenities they provide. However, our Resorts include sites designed to accommodate Site Set homes, park model homes, luxury motorcoaches and a variety of recreational vehicles. Our Resorts are marketed to attract residents seeking a second home or vacation home as well as those seeking a long-term or full season recreational vehicle site. A majority of our Resort residents own homes in the Resort and/or lease the site annually or for a full season (six months or longer).

      We have approximately 1,000 full-time employees dedicated to carrying out our operating philosophy and strategies of value enhancement and service to residents. The operations of each Property are coordinated by an on-site team of employees that typically includes a manager or two-person management team, clerical and maintenance workers, each of whom work to provide maintenance and care of the Properties. Direct supervision of on-site management is the responsibility of our regional vice presidents and regional and district managers. These individuals have significant experience in addressing the needs of residents and in finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 60 corporate employees who assist on-site management in all property functions.

FORMATION OF THE COMPANY

      The Company, formed in March 1993, is a Maryland corporation which has elected to be taxed as a real estate investment trust ("REIT"). The Company generally will not be subject to Federal income tax to the extent it distributes 100% of its REIT taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT, its income is taxable at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income.

      The operations of the Company are conducted primarily through the Operating Partnership. The Company contributed the proceeds from its initial public offering and subsequent offerings to the Operating Partnership for a general partnership interest. The financial results of the Operating Partnership and the Subsidiaries are consolidated in the Company's consolidated financial statements. In addition, since certain activities, if performed by the Company, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), the Company has formed taxable REIT subsidiaries as defined in the Code to engage in such activities. Realty Systems, Inc. ("RSI") is a wholly owned subsidiary of the Company that, doing business as Carefree Sales, is engaged in the business of purchasing, selling and leasing manufactured homes that are located or will be located in Properties owned and managed by the Company. Carefree Sales also provides brokerage services to residents at such Properties. Typically, residents move from a Community but do not relocate their homes. Carefree Sales may provide brokerage services, in competition with other local brokers, by seeking buyers for the homes. Carefree Sales also leases homes to prospective residents with the expectation that the tenant eventually will purchase the home. Community Systems, Inc. ("CSI") leases from the Operating Partnership certain real property within or adjacent to certain Properties consisting of golf courses, pro shops, and restaurants.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

      Our strategy seeks to maximize both current income and long-term growth in income. We focus on Properties that have strong cash flow and we expect to hold such Properties for long-term investment and capital appreciation. In determining cash flow potential, we evaluate our ability to attract and retain high quality residents in our Properties who take pride in their Property and in their home. These business objectives and their implementation are determined by our Board of Directors and may be changed at any time. Our investment and operating approach includes:

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

      - Utilizing management information systems to evaluate potential acquisitions, identify and track competing properties and monitor resident satisfaction; and

      - Selectively acquiring Properties that have potential for long-term cash flow growth and to create property concentrations in and around major metropolitan areas and retirement destinations to capitalize on operating synergies and incremental efficiencies.

      We are committed to enhancing our reputation as the most respected brand name in the industry. Our strategy is to own and operate the highest quality Properties in sought-after locations near both urban areas and retirement destinations across the United States. The focus is on creating an attractive residential environment for homeowners by providing a well-maintained, comfortable Property with a variety of organized recreational and social activities and superior amenities. In addition, we regularly conduct evaluations of the cost of housing in the market places in which our Properties are located as well as survey rental rates of competing Communities and Resorts. From time to time we also conduct satisfaction surveys of our residents to determine the factors they consider most important in choosing a Property.

FUTURE ACQUISITIONS

      Over the last seven years our portfolio of Properties has grown by 73 Properties. We continually review the Properties in our portfolio to ensure they fit our business objectives. Over the last 3 years, through the acquisition or sale of 44 Properties, we have redeployed capital to markets we believe have greater long-term potential. We believe that opportunities for Property acquisitions are still available and in general consolidation within the industry will continue (see - The Industry - Industry Consolidation). However, we also believe that many transactions occurring in the private marketplace are at valuations that would prevent a reasonable return on the invested capital. When investing capital we consider all potential uses of the capital including repurchases of our stock. As a result, during 1999 and 2000 we implemented our stock repurchase program and our Board of Directors continues to review the conditions under which we will repurchase our stock. These conditions include, but are not limited to, market price, balance sheet flexibility, other opportunities and capital requirements. (For more information on the Company's stock repurchase program see Note 4 to the accompanying financial statements.) Increasing acceptability of and demand for Site Set homes and continued constraints on development of new Properties continue to add to their attractiveness as an investment. We believe we have a competitive advantage in the acquisition of new Properties due to our experienced management, significant presence in major real estate markets and substantial capital resources. We are actively seeking to acquire additional Communities and Resorts and are engaged in various stages of negotiations relating to the possible acquisition of a number of Properties.

      We anticipate that newly acquired Properties will be located in the United States. We utilize market information systems to identify and evaluate acquisition opportunities, including a market database to review the primary economic indicators of the various locations in which we expect to expand our operations. Acquisitions will be financed from the most appropriate sources of capital, which may include undistributed funds from operations, issuance of additional equity securities, sales of investments, collateralized and uncollateralized borrowings and issuance of debt securities. In addition, the Operating Partnership may issue units of limited partnership interest ("OP Units") to finance acquisitions. We believe that an ownership structure which includes the Operating Partnership will permit us to acquire additional Communities and Resorts in transactions that may defer all or a portion of the sellers' tax consequences.

When evaluating potential acquisitions, we will consider such factors as:

-     the replacement cost of the Property,

-     the geographic area and type of Property,

-     the location, construction quality, condition and design of the Property,

- the current and projected cash flow of the Property and the ability to increase cash flow,

-     the potential for capital appreciation of the Property,

-     the terms of tenant leases, including the potential for rent increases,

- the potential for economic growth and the tax and regulatory environment of the community in which the Property is located,

- the potential for expansion of the physical layout of the Property and the number of sites,

- the occupancy and demand by residents for Properties of a similar type in the vicinity and the residents' profile,

- the prospects for liquidity through sale, financing or refinancing of the Property,

- the competition from existing Properties and the potential for the construction of new Properties in the area.

We expect to purchase Properties with physical and market characteristics similar to the Properties in our current portfolio.

PROPERTY EXPANSIONS

      Several of our Properties have available land for expanding the number of sites available to be leased to residents. Development of these sites ("Expansion Sites") is predicated by local market conditions and permitted by zoning and other applicable laws. When justified, development of Expansion Sites allows us to leverage existing facilities and amenities to increase the income generated from the Properties. Where appropriate, facilities and amenities may be upgraded or added to certain Properties in order to make those Properties more attractive in their markets. Our acquisition philosophy has included the desire to own Properties with potential Expansion Site development, and we have been successful in acquiring a number of such Properties. Several examples of these Properties include the 1993 acquisition of The Heritage with potential development of approximately 288 Expansion Sites, the 1994 acquisition of Bulow Village with potential development of approximately 725 Expansion Sites, the 1997 acquisition of Golf Vista Estates with potential development of approximately 88 Expansion Sites, the 1999 acquisition of Coquina Crossing with potential development of approximately 393 Expansion Sites, and the 2001 acquisitions of Grand Island and The Lakes at Countrywood with combined potential Expansion Sites of 224 sites.

      Of our 142 Properties, ten may be expanded consistent with existing zoning regulations. In 2003, we expect to develop an additional 130 Expansion Sites within 3 of these Properties. As of December 31, 2002, we had approximately 753 Expansion Sites available for occupancy in 25 of the Properties. We filled 154 Expansion Sites in 2002 and expect to fill an additional 150 to 200 Expansion Sites in 2003.

LEASES

      At our Communities a typical lease entered into between the resident and the Company for the rental of a site is for a month-to-month or year-to-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Community rules and regulations or other specified defaults. Non-cancelable long-term leases, with remaining terms ranging up to ten years, are in effect at certain sites within 25 of the Communities. Some of these leases are subject to rental rate increases based on the Consumer Price Index ("CPI"), in some instances taking into consideration certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments are made on an annual basis.

REGULATIONS AND INSURANCE

      General. Our Properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. We believe that each Property has the necessary permits and approvals to operate.

      Rent Control Legislation. At certain of our Communities, state and local rent control laws, principally in California, limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. We presently expect to continue to maintain Communities, and may purchase additional Communities, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida has enacted a law that generally provides that rental increases must be reasonable. Also, certain jurisdictions in California in which we own Communities limit rent increases to changes in the CPI or some percentage thereof. As part of our effort to realize the value of our Properties subject to restrictive regulation, we have initiated lawsuits against several municipalities imposing such regulation in an attempt to balance the interests of our shareholders with the interests of our residents

      Insurance. We believe that the Properties are covered by adequate fire, flood, property, earthquake and business interruption insurance (where appropriate) provided by reputable companies and with commercially reasonable deductibles and limits. Due to the lack of available commercially reasonable coverage, we are self-insured for terrorist incidents, except at certain Properties where terrorist insurance coverage is required by debt covenants. We believe our insurance coverage is adequate based on our assessment of the risks to be insured, the probability of loss and the relative cost of available coverage. We have obtained title insurance insuring title to the Properties in an aggregate amount which we believe to be adequate.

                                    INDUSTRY

THE INDUSTRY

      We believe that modern Properties similar to ours provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following industry specific reasons:

      - Barriers to Entry: We believe that the supply of new Properties will be constrained due to barriers to entry into the industry. The most significant barrier has been the difficulty in securing zoning from local authorities. This has been the result of (i) the public's historically poor perception of the industry, and (ii) the fact that Properties generate less tax revenue because the homes are treated as personal property (a benefit to the home owner) rather than real property. Another factor that creates substantial barriers to entry is the length of time between investment in a Community's development and the attainment of stabilized occupancy and the generation of revenues. The initial development of the infrastructure may take up to two or three years. Once the Community is ready for occupancy, it may be difficult to attract residents to an empty Community. Substantial occupancy levels may take several years to achieve.

      - Industry Consolidation: According to an industry analyst's industry report, there are approximately 50,000 Communities in the United States, and approximately 6.5% or 3,250 of the Communities have more than 200 sites and would be considered "investment-grade" properties. The five public REITs that own Communities own approximately 531 or about 16% of the "investment-grade" Communities. In addition, based on a report prepared by one analyst, the top 150 owners of Communities own approximately 69% of the "investment-grade" assets. We believe that this relatively high degree of fragmentation in the industry provides us, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional Communities.

      - Stable Tenant Base: We believe that Communities tend to achieve and maintain a stable rate of occupancy due to the following factors:
            (i) residents own their own homes, (ii) Communities tend to foster a sense of community as a result of amenities such as clubhouses, recreational and social activities and (iii) since moving a Site Set home from one Community to another involves substantial cost and effort, residents often sell their home in-place (similar to site-built residential housing) with no interruption of rental payments.

SITE SET HOUSING

      Based on the current growth in the number of individuals living in Site Set homes, we believe that Site Set homes are increasingly viewed by the public as an attractive and economical form of housing.

      We believe that the growing popularity of Site Set housing is primarily the result of the following factors:

- Importance of Home Ownership. According to the Fannie Mae 2001 National Housing Survey ("FNMA Survey") renters' desire to own a home continues to be a top priority.

- Affordability. For a significant number of people, Site Set housing represents the only means of achieving home ownership. In addition, the total cost of housing in a Property (home cost, site rent and related occupancy costs) is competitive with and often lower than the total cost of alternative housing, such as apartments and condominiums, and generally substantially lower than "stick-built" residential alternatives.

- Lifestyle Choice. As the average age of the United States population has increased, Site Set housing has become an increasingly popular housing alternative for retirement and "empty-nest" living. According to the FNMA Survey, the baby-boom generation - the 80 million people born between 1945 and 1964 - will constitute 18% of the U.S. population within the next 30 years and more than 32 million will reach age 55 within the next ten years. Among those individuals who are nearing retirement (age 40 to 54), approximately 33% plan on moving upon retirement. We believe that Site Set housing is especially attractive to such individuals when located within a Property that offers an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment.

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

- Comparability to Site-Built Homes. The Site Set housing industry has experienced a trend towards multi-section homes. Many modern Site Set homes are longer (up to 80 feet compared to 50 feet in the 1960's) and wider than earlier models. Many such homes have vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single family ranch style site-built homes.

AVAILABLE INFORMATION

      We file reports electronically with the Securities and Exchange Commission. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy information and statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We maintain an Internet site with information about the Company and hyperlinks to our filings with the SEC at http://www.mhchomes.com. Requests for copies of our filings with the SEC and other investor inquiries should be directed to:

                            Investor Relations Department
                            Manufactured Home Communities, Inc.
                            Two North Riverside Plaza
                            Chicago, Illinois 60606
                            Phone: 1-800-247-5279
                            e-mail: investor_relations@mhchomes.com

ITEM 2. PROPERTIES

      Our Properties provide attractive amenities and common facilities that create a comfortable and attractive home for our residents, with most offering a clubhouse, a swimming pool, laundry facilities and cable television service. Many also offer additional amenities such as sauna/whirlpool spas, golf courses, tennis, shuffleboard and basketball courts and exercise rooms. Since residents in our Properties own their homes, it is their responsibility to maintain their homes and the surrounding area. It is our role to ensure that residents comply with our Property policies and to provide maintenance of the common areas, facilities and amenities. We hold periodic meetings with our Property management personnel for training and implementation of our strategies. The Properties historically have had, and we believe they will continue to have, low turnover and high occupancy rates.

      The distribution of our Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of Properties outside such markets. The following table identifies our five largest markets and provides information regarding our Properties including Communities owned in joint ventures.

                   NUMBER OF      PERCENT OF    PERCENT OF        TOTAL
 MAJOR MARKET     PROPERTIES     TOTAL SITES    TOTAL SITES     REVENUES
 ------------     ----------     -----------    -----------     --------
Florida                 51          23,038         44.66%        38.61%
California              25           6,215         12.05%        19.96%
Arizona                 19           5,413         10.49%         8.76%
Colorado                10           3,455          6.70%         8.54%
Delaware                 7           2,238          4.34%         4.10%
Other                   30          11,223         21.76%        20.03%
                       ---          ------        ------        ------
Total                  142          51,582        100.00%       100.00%
                       ===          ======        ======        ======

Our largest Property, Bay Indies, located in Venice, Florida, accounted for 2.7% of our total revenues for the year ended December 31, 2002.

      The following table lists our Resort Properties and those Communities in which we have a non-controlling joint venture interest:

                                                                     NUMBER
                                                                    OF SITES
                                              LOCATION               AS OF
         PROPERTY                            CITY, STATE            12/31/02
----------------------------            ----------------------   ---------------

                                RESORT PROPERTIES
Mt Hood                                 Welches         OR             436
Fun & Sun                               San Benito      TX           1,435
Southern Palms                          Eustis          FL             950
Sherwood Forest RV                      Kissimmee       FL             512
Bulow RV                                Flagler Beach   FL             352
Tropic Winds                            Harlingen       TX             531
Countryside                             Apache Junction AZ             560
Golden Sun                              Apache Junction AZ             329
Breezy Hill                             Pompano Beach   FL             762
Highland Wood                           Pompano Beach   FL             148
Date Palm RV                            Cathedral City  CA             140
                                                                   --------
   TOTAL RESORT PROPERTY SITES                                       6,155
                                                                   --------

                       COMMUNITIES OWNED IN JOINT VENTURES
Trails West                             Tucson          AZ             503
Plantation                              Calimesa        CA             385
Manatee                                 Bradenton       FL             290
Home                                    Hallandale      FL             136
Villa del Sol                           Sarasota        FL             207
Voyager RV Resort                       Tuscon          AZ              --
Preferred Interests in College Heights                                  --
                                                                   --------
   TOTAL SITES OWNED IN JOINT VENTURES                               1,521
                                                                   --------

      The following table sets forth certain information relating to the Communities we owned as of December 31, 2002, categorized by our major markets. We define our core Community portfolio ("Core Portfolio") as Communities owned throughout both periods of comparison. Excluded from the Core Portfolio are any Communities acquired or sold during the period, any Resort Properties and any Communities owned through joint ventures which, together, are referred to as the "Non-Core" Properties. The following table excludes Resort Properties and any Communities owned through joint Ventures.

                                                                NUMBER                             MONTHLY      MONTHLY
                                                               OF SITES   OCCUPANCY   OCCUPANCY   BASE RENT    BASE RENT
                                        LOCATION                AS OF       AS OF       AS OF       AS OF        AS OF
       PROPERTY                        CITY, STATE             12/31/02   12/31/02    12/31/01    12/31/02     12/31/01
---------------------------------  ------------------------    --------   ---------   ---------   ---------    ----------

                                                         FLORIDA
  EAST COAST:
Bulow Plantation                   Flagler Beach      FL           276    97.5% (b)   99.4% (b)     $322         $258
Carriage Cove                      Daytona Beach      FL           418    95.7%       97.4%         $426         $399
Coquina Crossing                   St Augustine       FL           361    84.5% (b)   91.1% (b)     $324         $317
Coral Cay at Vero Beach            Margate            FL           819    91.5%       93.4%         $435         $428
Countryside North                  Vero Beach         FL           646    96.6% (b)   95.7% (b)     $324         $315
Heritage Village                   Vero Beach         FL           436    96.1%       97.0%         $354         $346
Holiday Village                    Vero Beach         FL           128    72.7%       78.1%         $307         $286
Holiday Village                    Ormond Beach       FL (a)       301    87.4%             (d)     $313              (d)
Indian Oaks                        Rockledge          FL           211    98.1% (b)   96.2% (b)     $260         $243
Lakewood Village                   Melbourne          FL           349    92.8%       95.1%         $387         $359
Lighthouse Pointe                  Port Orange        FL           433    89.1% (b)   88.9% (b)     $324         $308
Maralago Cay                       Lantana            FL           602    94.5%       96.3%         $437         $417
Pickwick                           Port Orange        FL           432    98.6%       97.2%         $335         $310
The Meadows                        Palm Beach Gardens FL           388    85.3% (b)   82.6% (b)     $373         $331

  CENTRAL:
Grand Island                       Grand Island       FL (a)       307    71.5% (b)   76.4% (b)     $291         $282
Mid-Florida Lakes                  Leesburg           FL         1,226    88.6% (b)   91.1% (b)     $339         $325
Oak Bend                           Ocala              FL           262    88.2% (b)   87.4% (b)     $292         $250
Sherwood Forest                    Kissimmee          FL           769    96.9% (b)   96.6% (b)     $345         $334
Villas at Spanish Oaks             Ocala              FL           459    91.5%       93.9%         $317         $301

  GULF COAST (TAMPA/NAPLES):
Bay Indies                         Venice             FL         1,309    98.2%       98.9%         $345         $323
Bay Lake Estates                   Nokomis            FL           228    95.6%       96.1%         $424         $370
Buccaneer                          N. Ft. Myers       FL           971    98.5%       99.1%         $348         $331
Country Place                      New Port Richey    FL           515    99.4% (b)   97.9% (b)     $272         $237
Down Yonder                        Largo              FL           362    99.2%       99.4%         $388         $375
East Bay Oaks                      Largo              FL           328    96.0%       97.3%         $391         $367
Eldorado Village                   Largo              FL           227    94.3%       96.0%         $391         $370
Glen Ellen                         Clearwater         FL (a)       117    76.9%             (d)     $322              (d)
Hacienda Village                   New Port Richey    Fl (a)       519    95.0%             (d)     $333              (d)
Harbor View                        New Port Richey    FL (a)       471    98.9%             (d)     $228              (d)
Hillcrest                          Clearwater         FL           279    83.9%       84.2%         $367         $345
Holiday Ranch                      Largo              FL           150    92.7%       92.7%         $353         $341
Lake Fairways                      N. Ft. Myers       FL           896    99.2%       99.1%         $376         $364
Lake Haven                         Dunedin            FL           379    89.7%       92.9%         $399         $382
Lakes at Countrywood               Plant City         FL (a)       423    94.8% (b)   96.5% (b)     $256         $246
Meadows at Countrywood             Plant City         FL           737    99.1%       98.9%         $299         $285
Oaks at Countrywood                Plant City         FL           168    70.8% (b)   67.9% (b)     $256         $248
Pine Lakes                         N. Ft. Myers       FL           584    99.3%       99.1%         $458         $439
Silk Oak                           Clearwater         FL (a)       180    93.3%             (d)     $358              (d)
The Heritage                       N. Ft. Myers       FL           455    87.3% (b)   83.5% (b)     $319         $306
Windmill Manor                     Bradenton          FL           292    94.9%       95.9%         $370         $357
Windmill Village                   N. Ft. Myers       FL           491    96.3%       98.6%         $323         $310
Windmill Village North             Sarasota           FL           471    98.1%       98.5%         $346         $332
Windmill Village South             Sarasota           FL           306    99.7%       99.3%         $364         $332
                                                                ------    ----        ----          ----         ----
  TOTAL FLORIDA MARKET                                          19,681    94.0%       98.7%         $346         $307
                                                                ------    ----        ----          ----         ----

  FLORIDA MARKET - CORE PORTFOLIO                               17,363    94.4%       97.4%         $363         $343
                                                                ------    ----        ----          ----         ----

                                                            NUMBER                               MONTHLY     MONTHLY
                                                           OF SITES    OCCUPANCY    OCCUPANCY   BASE RENT   BASE RENT
                                           LOCATION         AS OF        AS OF        AS OF       AS OF       AS OF
       PROPERTY                           CITY, STATE      12/31/02    12/31/02     12/31/01    12/31/02    12/31/01
------------------------------------  ------------------  ----------  -----------  -----------  ---------  ----------

                                                     CALIFORNIA
  NORTHERN CALIFORNIA:
California Hawaiian                   San Jose        CA         418    97.6%        98.1%           $675        $636
Colony Park                           Ceres           CA         178    93.8%        86.0%           $375        $353
Concord Cascade                       Pacheco         CA         283    98.9%        98.9%           $560        $544
Contempo Marin                        San Rafael      CA         396    98.7%        98.7%           $674        $644
Coralwood                             Modesto         CA         194    99.0%        97.4%           $438        $413
Four Seasons                          Fresno          CA         242    75.6%        73.6%           $267        $254
Laguna Lake                           San Luis Obispo CA         290    99.7%        99.7%           $368        $344
Monte del Lago                        Castroville     CA         310    97.7% (b)    97.8% (b)       $560        $513
Quail Meadows                         Riverbank       CA         146   100.0%       100.0%           $390        $363
Royal Oaks                            Visalia         CA         149    81.9%        81.9%           $290        $273
DeAnza Santa Cruz                     Santa Cruz      CA         198    99.0%        99.5%           $558        $526
Sea Oaks                              Los Osos        CA         125    97.6%       100.0%           $418        $349
Sunshadow                             San Jose        CA         121   100.0%       100.0%           $651        $605
Westwinds (4 Properties)              San Jose        CA         723    99.2%        98.9%           $719        $656

  SOUTHERN CALIFORNIA:
Date Palm Country Club                Cathedral City  CA         538    94.1%        95.9%           $679        $640
Lamplighter                           Spring Valley   CA         270    99.3%        98.1%           $642        $565
Meadowbrook                           Santee          CA         332   100.0%        99.1%           $627        $603
Rancho Mesa                           El Cajon        CA         158    99.4%        99.4%           $567        $535
Rancho Valley                         El Cajon        CA         140   100.0%        98.6%           $627        $550
Royal Holiday                         Hemet           CA         179    67.0%        64.2%           $285        $277
Santiago Estates                      Sylmar          CA         300    96.3%        96.0%           $646        $617
                                                               -----    ----         ----            ----        ----
  TOTAL CALIFORNIA MARKET                                      5,690    95.8%        95.4%           $568        $531
                                                               -----    ----         ----            ----        ----

  CALIFORNIA MARKET - CORE PORTFOLIO                           5,690    95.8%        95.4%           $568        $531
                                                               -----    ----         ----            ----        ----

                                                       ARIZONA
Apollo Village                        Phoenix         AZ         236    83.9% (b)    91.6% (b)       $401        $371
The Highlands at
  Brentwood                           Mesa            AZ         273    88.9%        93.8%           $475        $456
Carefree Manor                        Phoenix         AZ         128    92.2%        97.7%           $353        $322
Casa del Sol #1                       Peoria          AZ         245    81.2%        86.6%           $460        $422
Casa del Sol #2                       Glendale        AZ         239    86.6%        94.1%           $477        $455
Casa del Sol #3                       Glendale        AZ         236    89.8%        94.1%           $477        $439
Central Park                          Phoenix         AZ         293    92.5%        95.2%           $409        $386
Desert Skies                          Phoenix         AZ         164    93.9%        97.6%           $338        $317
Fairview Manor                        Tucson          AZ         235    85.1%        91.1%           $342        $326
Hacienda de Valencia                  Mesa            AZ         364    79.4%        85.2%           $395        $377
Palm Shadows                          Glendale        AZ         294    87.1%        90.8%           $372        $355
Sedona Shadows                        Sedona          AZ         198    93.4%        91.4%           $355        $327
Sunrise Heights                       Phoenix         AZ         199    88.4%        90.5%           $386        $358
The Mark                              Mesa            AZ         410    74.9%        91.7%           $392        $383
The Meadows                           Tempe           AZ         391    85.2%        92.3%           $455        $439
Whispering Palms                      Phoenix         AZ         116    93.1%        94.8%           $295        $282
                                                               -----    ----         ----            ----        ----
  TOTAL ARIZONA MARKET                                         4,021    85.9%        91.9%           $410        $385
                                                               -----    ----         ----            ----        ----

  ARIZONA MARKET - CORE PORTFOLIO                              4,021    85.9%        91.9%           $410        $385
                                                               -----    ----         ----            ----        ----

                                                         NUMBER                                      MONTHLY          MONTHLY
                                                        OF SITES      OCCUPANCY      OCCUPANCY      BASE RENT        BASE RENT
                                          LOCATION        AS OF         AS OF          AS OF          AS OF            AS OF
       PROPERTY                         CITY, STATE     12/31/02      12/31/02       12/31/01       12/31/02         12/31/01
-----------------------------------  ----------------  -----------    ----------    -----------   ------------    --------------

                                                            COLORADO
Bear Creek                           Sheridan      CO        124       97.6%         97.6%               $446              $409
Cimarron                             Broomfield    CO        327       97.6%         98.2%               $445              $417
Golden Terrace                       Golden        CO        265       96.6%         98.6%               $491              $464
Golden Terrace South                 Golden        CO        160       95.0%         96.3%               $487              $441
Golden Terrace West                  Golden        CO        316       96.5%         98.1%               $498              $454
Hillcrest Village                    Aurora        CO        601       91.7%         95.5%               $491              $445
Holiday Hills                        Denver        CO        736       92.3%         95.4%               $466              $437
Holiday Village                      Co. Springs   CO        240       92.9%         96.7%               $446              $427
Pueblo Grande                        Pueblo        CO        252       96.4%         96.8%               $296              $281
Woodland Hills                       Denver        CO        434       93.8%         97.9%               $439              $418
                                                           -----       ----          ----                ----              ----
  TOTAL COLORADO MARKET                                    3,455       94.2%         96.8%               $394              $424
                                                           -----       ----          ----                ----              ----

  COLORADO MARKET - CORE PORTFOLIO                         3,455       94.2%         96.8%               $394              $424
                                                           -----       ----          ----                ----              ----

                                                           NORTHEAST
Aspen Meadows                        Rehoboth      DE        200      100.0%         99.5%               $277              $262
Camelot Meadows                      Rehoboth      DE        302      100.0%         99.9%               $272              $265
Mariners Cove                        Millsboro     DE        374       90.0% (b)     89.3% (b)           $399              $381
McNicol                              Rehoboth      DE         93      100.0%         98.9%               $278              $258
Sweetbriar                           Rehoboth      DE        146       95.9%         98.6%               $228              $199
Waterford                            Bear          DE        731       96.4% (b)     97.4% (b)           $410              $398
Whispering Pines                     Lewes         DE        392       95.2%         95.2%               $274              $269
Pheasant Ridge                       Mt. Airy      MD        101       98.0%         97.0%               $468              $453
Brook Gardens                        Lackawanna    NY        424       93.9%         96.5%               $446              $435
Greenwood Village                    Manorville    NY        507       99.3%         99.4%               $406              $389
Green Acres                          Breinigsville PA        595       94.8%         96.1%               $438              $420
Meadows of Chantilly                 Chantilly     VA        500       94.8%         96.6%               $544              $512
Independence Hill                    Morgantown    WV        203       87.2%         88.2%               $221              $214
                                                           -----       ----          ----                ----              ----
    TOTAL NORTHEAST MARKET                                 4,568       95.6%         96.3%               $387              $372
                                                           -----       ----          ----                ----              ----

    NORTHEAST MARKET - CORE PORTFOLIO                      4,568       95.6%         96.3%               $387              $372
                                                           -----       ----          ----                ----              ----

                                                                        NUMBER                           MONTHLY     MONTHLY
                                                                       OF SITES  OCCUPANCY  OCCUPANCY   BASE RENT   BASE RENT
                                                        LOCATION        AS OF      AS OF      AS OF       AS OF       AS OF
       PROPERTY                                        CITY, STATE     12/31/02  12/31/02   12/31/01     12/31/02    12/31/01
--------------------------------------------------  -----------------  --------  ---------  ----------  ----------  ---------

                                                           MIDWEST
Five Seasons                                        Cedar Rapids   IA       390  76.4% (b)   79.0% (b)       $264       $253
Holiday Village                                     Sioux City     IA       519  73.8%       80.5%           $253       $248
Golf Vista Estates                                  Monee          IL       411  88.1% (b)   88.4% (b)       $393       $387
Willow Lake Estates                                 Elgin          IL       617  94.2%       96.8%           $660       $624
Forest Oaks                                         Chesterton     IN       227  76.2%       83.7%           $333       $305
Oak Tree Village                                    Portage        IN       361  88.9%       90.0%           $332       $302
Windsong                                            Indianapolis   IN       268  72.0%       84.0%           $309       $292
Creekside                                           Wyoming        MI       165  93.3%       94.5%           $382       $374
                                                                          -----  ----        ----            ----       ----
    TOTAL MIDWEST MARKET                                                  2,958  83.3%       87.9%           $399       $380
                                                                          -----  ----        ----            ----       ----

    MIDWEST MARKET - CORE PORTFOLIO                                       2,958  83.3%       87.9%           $399       $380
                                                                          -----  ----        ----            ----       ----

                                                  NEVADA, UTAH, NEW MEXICO
Del Rey                                             Albuquerque    NM       407  76.7%       84.5%           $341       $328
Bonanza                                             Las Vegas      NV       353  72.8%       75.9%           $473       $465
Boulder Cascade                                     Las Vegas      NV       299  82.1%       86.9%           $436       $417
Cabana                                              Las Vegas      NV       263  95.4%       97.3%           $442       $432
Flamingo West                                       Las Vegas      NV       258  88.8% (b)   84.1% (b)       $449       $430
Villa Borega                                        Las Vegas      NV       293  87.0%       91.1%           $433       $421
All Seasons                                         Salt Lake City UT       121  96.7%       98.3%           $352       $328
Westwood Village                                    Farr West      UT       314  95.2% (b)   96.5% (b)       $259       $237
                                                                          -----  ----        ----            ----       ----
  TOTAL NEVADA, UTAH, NEW MEXICO MARKET                                   2,308  85.2%       88.1%           $398       $383
                                                                          -----  ----        ----            ----       ----

  NEVADA, UTAH, NEW MEXICO MARKET - CORE PORTFOLIO                        2,308  85.2%       88.1%           $398       $380
                                                                          -----  ----        ----            ----       ----

                                                          NORTHWEST
Casa Village                                        Billings       MT       491  88.0%       92.3%           $294       $282
Falcon Wood Village                                 Eugene         OR       183  92.9%       97.8%           $364       $363
Quail Hollow                                        Fairview       OR       137  93.4%       97.8%           $500       $442
Shadowbrook                                         Clackamas      OR       156  96.8%       98.7%           $494       $444
Kloshe Illahee                                      Federal Way    WA       258  99.6%       99.6%           $513       $478
                                                                         ------  ----        ----            ----       ----
    TOTAL NORTHWEST MARKET                                                1,225  92.9%       96.1%           $397       $374
                                                                         ------  ----        ----            ----       ----

    NORTHWEST MARKET - CORE PORTFOLIO                                     1,225  92.9%       96.1%           $397       $374
                                                                         ------  ----        ----            ----       ----

GRAND TOTAL ALL MARKETS                                                  43,906  92.2%       93.0%           $403       $385
                                                                         ======  ====        ====            ====       ====
GRAND TOTAL ALL MARKETS - CORE PORTFOLIO                                 41,588  92.5% (c)   94.0% (c)       $409       $387
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

(d)   Property acquired in 2002.

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

DEANZA SANTA CRUZ MOBILE ESTATES

      The residents of DeAnza Santa Cruz Mobile Estates, a property located in Santa Cruz, California, brought several actions opposing fees and charges in connection with water service at the property. As a result of one action, the Company rebated approximately $36,000 to the residents. The DeAnza Santa Cruz Homeowners Association then proceeded to a jury trial alleging these "overcharges" entitled them to an award of punitive damages. In January 1999, a jury awarded the HOA $6.0 million in punitive damages. On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgment interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the California Mobile Home Residency Law ("MRL"). The decision of the appellate court left the HOA, the plaintiff in this matter, with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. In order to resolve this matter, the Company accrued for and agreed to pay $201,000 to the HOA. This payment resolves the punitive damage claim. The HOA's attorney has made a motion asking for an award of attorneys' fees and costs in the amount of approximately $1.5 million as a result of this resolution of the litigation. The Company will vigorously oppose any award of attorneys' fees and costs, and has asked the court to rule that the Company is the prevailing party.

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

      Second, the settlement agreement provides a process for determining the rent for 15 sites not subject to rent control, including in certain circumstances, back rent owing from certain dates in 2001. The settlement agreement generally gives tenants at these sites three (3) options with respect to their tenancies. Such tenants may (1) enter into a 34-year lease providing a rent based on rent control with future escalations based on the CPI, but with the Company retaining the right to charge market rents determined by the Company upon turnover; (2) enter into a ten (10) year lease with a monthly rent to be determined by binding arbitration and effective October 1, 2001; or (3) elect to sell such tenant's home to a third party and pay back rent owing to the Company (the amount of which will be determined by arbitration if not agreed to between the tenant and the Company) since January 1, 2001. In certain circumstances the Company will purchase the tenant's home based upon a mechanism provided in the settlement agreement.

      In exchange for the tenants' agreement to the alternative dispute resolution procedures, the process for resolving back rent owed by tenants not subject to rent control, and to dismiss the 2000 Lawsuit, the Company accrued for and agreed to pay $730,000.

OTHER CALIFORNIA RENT CONTROL LITIGATION

      As part of the Company's effort to realize the value of its Properties subject to rent control, the Company has initiated lawsuits against several municipalities in California. The Company's goal is to achieve a level of regulatory fairness in California's rent control jurisdictions, and in particular those jurisdictions that prohibit increasing rents to market upon turnover. This regulatory feature, called vacancy control, allows tenants to sell their homes for a premium representing the value of the future discounted rent-controlled rents. In the Company's view, such regulation results in a transfer of the value of the Company's shareholders' land, which would otherwise be reflected in market rents, to tenants upon the sales of their homes in the form of an inflated purchase price that cannot be attributed to the value of the home being sold. As a result, in the Company's view, the Company loses the value of its asset and the selling tenant leaves the community with a windfall premium. The Company has discovered through the litigation process that certain municipalities considered condemning the Company's communities at values well below the value of the underlying land. In the Company's view, a failure to articulate market rents for sites governed by restrictive rent control would put the Company at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, could represent substantial lost value to shareholders. The Company is cognizant of the need for affordable housing in the jurisdictions, but asserts that restrictive rent regulation with vacancy control does not promote this purpose because the benefits of such regulation are fully capitalized into the prices of the homes sold. The Company estimates that the annual rent subsidy to tenants in these jurisdictions is approximately $15 million. In a more well-balanced regulatory environment, the Company would receive market rents that would eliminate the subsidy and homes would trade at or near their intrinsic value.

      The Company's efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The 2000 Lawsuit described above under DeAnza Santa Cruz Mobile Estates is one example. The homeowners association at Contempo Marin ("CMHOA"), a 396 site property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a pass-through amount of $7.50 that the Company believes had been agreed to by the CMHOA in a settlement agreement. The Company intends to vigorously defend the matter. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

ELLENBURG COMMUNITIES

      The Company and certain other parties entered into a settlement agreement (the "Settlement"), which was approved by the Los Angeles County Superior Court in April 2000. The Settlement resolved substantially all of the litigation and appeals involving the Ellenburg Properties, and transactions arising out of the settlement closed on May 22, 2000. Only the appeal of one entity remains, the outcome of which is not expected to materially affect the Company (see Note 5).

      In connection with the Ellenburg Acquisition, on September 8, 1999, Ellenburg Fund 20 ("Fund 20") filed a cross complaint in the Ellenburg dissolution proceeding against the Company and certain of its affiliates alleging causes of action for fraud and other claims in connection with the Ellenburg acquisition. The Company subsequently successfully had the cross complaint against the Company and its affiliates dismissed with prejudice by the California Superior Court. However, Fund 20 has appealed. Although this appeal was one not resolved by the Settlement, the California Court of Appeal dismissed Fund 20's substantive appeals on March 13, 2003 as moot.

      In October 2001, Fund 20 sued the Company and certain of its affiliates again, this time in Alameda County, California making substantially the same allegations. The Company obtained an injunction preventing the case from proceeding until the Fund 20 appeal is decided and other related proceedings in Arizona (from which the Company has already been dismissed with prejudice) are concluded. When the March 13, 2003 Court of Appeal dismissal becomes final in May 2003, the Company will seek to have the Alameda County action dismissed if Fund 20 will not voluntarily dismiss this action. The Company believes Fund 20's allegations are without merit and will vigorously defend itself.

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

      Throughout the summer of 2002, the Company's Delaware legal counsel engaged in dialogue with representatives of the State concerning various matters, including the lease provisions to which the State had objected but which the Company wished to incorporate in future leases. Through this process, it became apparent that the parties could not reach agreement as to the legality or enforceability of the proposed lease provisions, and that the Company would need to seek declaratory relief from a court in order to resolve the matter, as contemplated by the Consent Order. Accordingly, on August 29, 2002, the Company filed a Petition for Declaratory Judgment and Other Relief (as amended, the "Petition") in Sussex County, Delaware Superior Court (the "Court").

      In response to the filing of the Petition, on October 1, 2002, the State filed its Answer to Petition for Declaratory and Other Relief, and Counterclaims for Civil Enforcement and Contempt (as amended, "Answer and Counterclaim") with the Court. In the Answer and Counterclaim, the State seeks, inter alia, restitution, statutory penalties, investigative costs and attorneys' fees under the Delaware Mobile Home Lots and Leases Act, the Consumer Fraud Act, the Uniform Deceptive Trade Practices Act and the Delaware Consumer Contracts law, and separately seeks a finding of contempt and related contempt penalties for alleged violations of the Consent Order.

      The Company filed a Motion to Dismiss Respondents' Counterclaims with the Court on October 29, 2002, and the State filed a Motion for Summary Judgment with the Court on November 15, 2002. These motions are in the briefing stage. On December 30, 2002, the Company filed a First Amended Petition for Declaratory Judgment and Other Relief with the Court, and on January 31, 2003, the State filed an Amended Answer and Counterclaim with the Court. The State filed a Motion to Dismiss with Prejudice Petitioner's First Amended Petition for Declaratory Judgment an Other Relief for Failure to Join and Indispensable Third Party with the Court on February 25, 2003.

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

                                           Votes Cast
                            -----------------------------------
                                    For              Withheld
                            ----------------      -------------
        Samuel Zell               17,515,839             60,873
        David A. Helfand          17,515,876             60,836
        Michael A. Torres         17,523,492             53,220

There were 4,156,070 broker non-votes.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, for the period indicated, the high and low sales prices for the Company's common stock as reported by The New York Stock Exchange under the trading symbol MHC.

                                               Distributions   Return of Capital
                Close      High        Low         Made         GAAP Basis (a)
              --------   --------   --------   -------------   -----------------
2002
1st Quarter   $33.0000   $33.6300   $30.6500      $.4750            $.15
2nd Quarter    35.1000    35.6600    32.5000       .4750             .18
3rd Quarter    31.8800    35.1400    30.0500       .4750             .17
4th Quarter    29.6300    31.9200    27.5000       .4750             .00

2001
1st Quarter   $27.0000   $29.0000   $25.5400      $.4450            $.00
2nd Quarter    28.1000    28.3500    26.3100       .4450             .16
3rd Quarter    30.4200    30.4700    27.9000       .4450             .16
4th Quarter    31.2100    31.6700    29.8000       .4450             .11

(a) Represents distributions per share in excess of net income per share-basic on a GAAP basis and is not the same as return of capital on a tax basis.

The number of beneficial holders of the Company's common stock at December 31, 2002 was approximately 5,065.

ITEM 6. SELECTED FINANCIAL AND OPERATING INFORMATION

      The following table sets forth selected financial and operating information on a historical basis for the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from the historical Financial Statements of the Company audited by Ernst & Young LLP, independent auditors.

                       MANUFACTURED HOME COMMUNITIES, INC.
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
         (Amounts in thousands, except for per share and property data)

                                                                             (1) YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------------------------
                                                               2002         2001         2000          1999         1998
                                                             ---------    ---------    ---------    ---------    ---------
PROPERTY OPERATIONS:
  Community base rental income ...........................   $ 197,795    $ 194,103    $ 188,051    $ 180,348    $ 164,086
  Resort base rental income ..............................       9,147        5,748        7,414        9,526        7,153
  Utility and other income ...............................      19,713       20,403       19,378       19,569       17,617
                                                             ---------    ---------    ---------    ---------    ---------
     Property operating revenues .........................     226,655      220,254      214,843      209,443      188,856

  Property operating and maintenance .....................      63,554       61,481       58,661       57,595       52,481
  Real estate taxes ......................................      18,212       17,296       16,766       16,309       14,346
  Property management ....................................       9,292        8,984        8,690        8,337        7,108
                                                             ---------    ---------    ---------    ---------    ---------
     Property operating expenses .........................      91,058       87,761       84,117       82,241       73,935
                                                             ---------    ---------    ---------    ---------    ---------
        Income from property operations ..................     135,597      132,493      130,726      127,202      114,921

HOME SALES OPERATIONS:
  Gross revenues from inventory home sales ...............      33,543           --           --           --           --
  Cost of inventory home sales ...........................     (27,192)          --           --           --           --
                                                             ---------    ---------    ---------    ---------    ---------
        Gross profit from inventory home sales ...........       6,351           --           --           --           --
  Brokered resale revenues, net ..........................       1,592           --           --           --           --
  Home selling expenses ..................................      (7,671)          --           --           --           --
  Ancillary services revenues, net .......................         522           --           --           --           --
                                                             ---------    ---------    ---------    ---------    ---------
        Income from home sales operations ................         794           --           --           --           --

OTHER INCOME AND EXPENSES:
  Interest income ........................................         967          639        1,009        1,669        1,070
  Equity in income of affiliates .........................          --        1,811        2,408        2,065        3,048
  Other corporate income .................................       1,277        1,353          670          280          355
  General and administrative .............................      (8,192)      (6,687)      (6,423)      (6,092)      (5,411)
  Interest and related amortization ......................     (50,729)     (51,305)     (53,280)     (53,775)     (49,693)
  Depreciation on corporate assets .......................      (1,277)      (1,243)      (1,139)      (1,005)        (995)
  Depreciation on real estate assets and other costs .....     (35,911)     (34,728)     (34,312)     (34,393)     (28,336)
                                                             ---------    ---------    ---------    ---------    ---------
     Total other income and expenses .....................     (93,865)     (90,160)     (91,067)     (91,251)     (79,962)
                                                             ---------    ---------    ---------    ---------    ---------
  Income from operations .................................      42,526       42,333       39,659       35,951       34,959
  Net income from discontinued operations ................       1,083        1,043          989          884          704
  Gain on sale of Properties and other ...................      13,014        8,168       12,053           --           --
                                                             ---------    ---------    ---------    ---------    ---------
     Income before allocation to Minority Interests ......      56,623       51,544       52,701       36,835       35,663

  (Income) allocated to Common OP Units ..................      (8,926)      (8,209)      (8,463)      (6,219)      (6,733)
  (Income) allocated to Perpetual Preferred OP Units .....     (11,252)     (11,252)     (11,252)      (2,844)          --
                                                             ---------    ---------    ---------    ---------    ---------
  Net income before extraordinary loss on the early
     extinguishment of debt ..............................      36,445       32,083       32,986       27,772       28,930
  Extraordinary loss on the extinguishment of debt (net of
     $264 allocated to minority interests)  ..............          --           --       (1,041)          --           --
                                                             ---------    ---------    ---------    ---------    ---------
        NET INCOME .......................................   $  36,445    $  32,083    $  31,945    $  27,772    $  28,930
                                                             =========    =========    =========    =========    =========

Income from operations per Common Share - basic ..........   $    1.57    $    1.60    $    1.47    $    1.16    $    1.11
                                                             =========    =========    =========    =========    =========
Income from operations per Common Share - diluted ........   $    1.54    $    1.57    $    1.45    $    1.15    $    1.09
                                                             =========    =========    =========    =========    =========
Net income per Common Share before
   extraordinary item - basic ............................   $    1.69    $    1.53    $    1.54    $    1.10    $    1.13
                                                             =========    =========    =========    =========    =========
Net income per Common Share before
   extraordinary item - diluted ..........................   $    1.64    $    1.49    $    1.51    $    1.09    $    1.12
                                                             =========    =========    =========    =========    =========
Net income per Common Share - basic ......................   $    1.69    $    1.53    $    1.49    $    1.10    $    1.13
                                                             =========    =========    =========    =========    =========
Net income per Common Share - diluted ....................   $    1.64    $    1.49    $    1.46    $    1.09    $    1.12
                                                             =========    =========    =========    =========    =========
Dividend declared per Common Share .......................   $    1.90    $    1.78    $    1.66    $    1.55    $    1.45
                                                             =========    =========    =========    =========    =========
Weighted average Common Shares outstanding - basic .......      21,617       21,036       21,469       25,224       25,626
                                                             =========    =========    =========    =========    =========
Weighted average Common OP Units outstanding .............       5,403        5,466        5,592        5,704        5,955
                                                             =========    =========    =========    =========    =========
Weighted average Common Shares outstanding - diluted .....      27,632       27,010       27,408       31,252       31,962
                                                             =========    =========    =========    =========    =========

                       MANUFACTURED HOME COMMUNITIES, INC.
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
                                   (continued)
         (Amounts in thousands, except for per share and property data)

BALANCE SHEET DATA:                                                                  (1) AS OF DECEMBER 31,
                                                            -----------------------------------------------------------------------
                                                                2002           2001           2000           1999           1998
                                                            -----------    -----------    -----------    -----------    -----------
     Real estate, before accumulated depreciation (2) ....  $ 1,296,007    $ 1,238,138    $ 1,218,176    $ 1,264,343    $ 1,237,431
     Total assets ........................................    1,162,850      1,101,805      1,104,304      1,160,338      1,176,841
     Total mortgages and loans ...........................      760,233        708,857        719,684        725,264        750,849
     Minority interests ..................................      168,501        171,147        171,271        179,397         70,468
     Stockholders' equity ................................      177,619        175,150        168,095        211,401        310,441

OTHER DATA:
     Funds from operations (3) ...........................  $    68,393    $    66,957    $    63,807    $    68,477    $    64,089
     Net cash flow:
        Operating activities .............................  $    80,176    $    80,708    $    68,001    $    72,580    $    71,977
        Investing activities .............................  $   (72,973)   $   (23,067)   $    23,102    $   (37,868)   $  (262,762)
        Financing activities .............................  $    (1,287)   $   (59,134)   $   (94,932)   $   (41,693)   $   203,533

     Total Properties (at end of period) (4) .............          142            149            154            157            154
     Total sites (at end of period) ......................       51,582         50,663         51,304         53,846         53,009
     Total sites (weighted average for the year) (5) .....       42,962         46,243         46,964         46,914         43,932

(1) See the Consolidated Financial Statements of the Company included elsewhere herein. Certain 2001, 2000, 1999, and 1998 amounts have been reclassified to conform to the 2002 financial presentation. Such reclassifications have no effect on the operations or equity as originally presented.

(2) We believe that the book value of the Properties, which reflects the historical costs of such real estate assets less accumulated depreciation, is less than the current market value of the Properties.

(3) We generally consider Funds From Operations ("FFO") to be an appropriate measure of the non-GAAP performance of an equity Real Estate Investment Trust ("REIT"). FFO was redefined by the National Association of Real Estate Investment Trusts ("NAREIT") in April 2002, as net income (computed in accordance with generally accepted accounting principles ["GAAP"]), before allocation to minority interests, excluding gains (or losses) from sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. For purposes of presenting FFO, the revised definition of FFO has been given retroactive treatment. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of our ability to incur and service debt and to make capital expenditures. We compute FFO in accordance with the NAREIT definition which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs' computations. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of our performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

(4) During the year ended December 31, 1998, 41 Properties were acquired; net operating income attributable to such Properties during 1998 was approximately $7.6 million, which included approximately $3.9 million of depreciation and amortization expense. During the year ended December 31, 1999, three Properties were acquired; net operating income attributable to such Properties during 1999 was approximately $87,000, which included approximately $104,000 of depreciation expense. During the year ended December 31, 2000, three Properties and a water and wastewater treatment company were sold; net operating income attributable to such Properties during 2000 was approximately $1.6 million, which included approximately $623,000 of depreciation expense. During the year ended December 31, 2001, three Properties were acquired, including one through the termination of a lease; net operating income attributable to such Properties during 2001 was approximately $1.3 million, which included approximately $396,000 of depreciation expense. Also during the year ended December 31, 2001, eight Properties were sold; net operating income attributable to such Properties during 2001 was $1.0 million, which included approximately $235,000 of depreciation expense. During the year ended December 31, 2002, eleven Properties were acquired; net operating income attributable to such Properties during 2002 was approximately $2.0 million, which included approximately $809,000 of depreciation expense. Also during the year ended December 31, 2002, eighteen Properties was sold; net operating income attributable to such Properties during 2002 was $5.4 million, which included approximately $1.2 million of depreciation expense.

(5) Excludes Resort sites and sites in Properties owned through unconsolidated joint ventures.

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

PROPERTY ACQUISITIONS, JOINT VENTURES AND DISPOSITIONS

      The following chart lists the Properties acquired and sold since January 1, 2000:

     PROPERTY                                                           TRANSACTION DATE     SITES
     --------                                                           ----------------     -----
TOTAL SITES AS OF JANUARY 1, 2000 ...................................                        53,846

ACQUISITIONS:
     Grand Island (f.k.a. Golden Lakes) .............................   January 3, 2001         307
     Lakes at Countrywood (f.k.a. Chain O' Lakes)....................   January 3, 2001         423
     Bulow Resort RV ................................................   July 1, 2001            352
     Mt. Hood .......................................................   March 12, 2002          450
     Harbor View Village ............................................   July 10, 2002           471
     Countryside ....................................................   July 31, 2002           560
     Golden Sun .....................................................   July 31, 2002           329
     Breezy Hill ....................................................   July 31, 2002           762
     Highland Woods .................................................   August 14, 2002         148
     Holiday Village ................................................   July 31, 2002           301
     Tropic Winds ...................................................   August 7, 2002          531
     Silk Oak Lodge .................................................   October 1, 2002         180
     Hacienda Village ...............................................   December 18, 2002       519
     Glen Ellen .....................................................   December 31, 2002       117

EXPANSION SITE DEVELOPMENT AND OTHER:
     Sites added in 2000 ............................................                           108
     Sites added in 2001 ............................................                           143
     Sites added in 2002 ............................................                            90

DISPOSITIONS:
     FFEC-Six (water and wastewater service company) ................   February 29, 2000        --
     Mesa Regal RV Resort ...........................................   May 22, 2000         (2,005)
     Naples Estates .................................................   May 22, 2000           (484)
     Mon Dak ........................................................   May 22, 2000           (161)
     Dellwood Estates ...............................................   February 13, 2001      (136)
     Briarwood ......................................................   February 13, 2001      (166)
     Bonner Springs .................................................   February 13, 2001      (211)
     Carriage Park ..................................................   February 13, 2001      (143)
     North Star .....................................................   February 13, 2001      (219)
     Quivira Hills ..................................................   February 13, 2001      (142)
     Rockwood .......................................................   February 13, 2001      (264)
     Candlelight ....................................................   October 5, 2001        (585)
     College Heights  (17 Properties) ...............................   September 1, 2002    (3,220)
     Camelot Acres ..................................................   November 13, 2002      (319)
                                                                                            -------

TOTAL SITES AS OF DECEMBER 31, 2002 .................................                        51,582
                                                                                            =======

TRENDS

      Occupancy in our Properties as well as our ability to increase rental rates directly affect revenues. In 2002, occupancy in our Core Portfolio decreased 1.3%. Also during 2002, average monthly base rental rates for the Core Portfolio increased approximately 5.3%. We project continued growth during 2003 in our Core Portfolio performance. Core Portfolio base rental-rate growth is expected to be approximately 4 percent. Assuming current economic conditions continue to impact occupancies, overall revenue growth will be approximately 2.5 to 3 percent. Core Portfolio operating expenses are expected to grow in excess of CPI due to continued increases in insurance, real estate taxes and utility expenses. These projections would result in growth of approximately 2 percent in Core Portfolio income from operations (also referred to as net operating income or "NOI").

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      We periodically evaluate our long-lived assets, including our investments in real estate, for impairment indicators. Our judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal factors. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.

      The valuation of financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107") and Statement No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" requires us to make estimates and judgments that affect the fair value of the instruments. Where possible, we base the fair values of our financial instruments, including our derivative instruments, on listed market prices and third party quotes. Where these are not available, we base our estimates on other factors relevant to the financial instrument.

      Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We use a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized over their estimated useful life. The determination of useful lives, salvage value, and depreciation method used are in conformity with GAAP. However, the useful lives, salvage value, and customary depreciation method used for land improvements and other significant assets may significantly and materially overstate the depreciation of the underlying assets and therefore understate the Net Income of the Company. In addition, the Financial Accounting Standards Board ("FASB") is currently reviewing the methods of depreciation and cost capitalization for all industries and in June 2001 issued FASB Exposure Draft, "Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant and Equipment", the implementation of which, if issued, could also have a material effect on the Company's results of operations.

      Certain costs, primarily legal costs, relative to our efforts to effectively change the use and operations of several Properties subject to rent control (see Note 17) are currently classified in other assets. These costs, to the extent these efforts are successful, are capitalized to the extent of the established value of the revised project and included in the net investment in real estate for the appropriate Properties (see Note 5). To the extent these efforts are not successful, these costs will be expensed. In addition, we capitalize certain costs, primarily legal costs, related to entering into lease agreements which govern the term under which we may enter into leases with individual tenants and which are expensed over the term of the lease agreement.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company will adopt FIN 46 in the third quarter of 2003. We have not yet determined the effect the adoption of the Interpretation will have on the Company.

      We have chosen to account for our stock compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees", based upon the intrinsic value method, which results in no compensation expense for options issued with an exercise price equal to or exceeding the market value of the Common Shares on the date of grant. We will elect to account for our stock compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", effective in the first quarter of 2003, which will result in compensation expense being recorded based on the fair value of the stock option compensation issued. We have not yet determined the effect the statement will have on the Company.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

      Since December 31, 2000, the gross investment in real estate increased from $1,218 million to $1,296 million as of December 31, 2002, due primarily to the aforementioned acquisitions and dispositions of Properties during the period. The total number of sites owned or controlled increased from 51,304 as of December 31, 2000 to 51,582 as of December 31, 2002.

      The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the years ended December 31, 2002 and 2001.

                                                    CORE PORTFOLIO                                TOTAL PORTFOLIO
                                     --------------------------------------------    --------------------------------------------
                                                           INCREASE /                                      INCREASE /
(dollars in thousands)                 2002       2001     (DECREASE)    % CHANGE      2002       2001     (DECREASE)    % CHANGE
                                     --------   --------   ----------    --------    --------   --------   ----------    --------
Community base rental income ......  $186,889   $179,579   $    7,310         4.1%   $197,795   $194,103   $    3,692         1.9%
Resort base rental income .........       494        439           55        12.5%      9,147      5,748        3,399        59.1%
Utility and other income ..........    18,244     18,786         (542)       (2.9%)    19,713     20,403         (690)       (3.4%)
                                     --------   --------   ----------    --------    --------   --------   ----------    --------
     Property operating revenues ..   205,627    198,804        6,823         3.4%    226,655    220,254        6,401         2.9%

Property operating and
     Maintenance ..................    54,240     53,024        1,216         2.3%     63,554     61,481        2,073         3.4%
Real estate taxes .................    16,443     15,271        1,172         7.7%     18,212     17,296          916         5.3%
Property management ...............     8,430      8,120          310         3.8%      9,292      8,984          308         3.4%
                                     --------   --------   ----------    --------    --------   --------   ----------    --------
     Property operating expenses ..    79,113     76,415        2,698         3.5%     91,058     87,761        3,297         3.8%

                                     --------   --------   ----------    --------    --------   --------   ----------    --------
Income from property operations ...  $126,514   $122,389   $    4,125         3.4%   $135,597   $132,493   $    3,104         2.3%
                                     ========   ========   ==========    ========    ========   ========   ==========    ========

Site and Occupancy Information (1):

Average total sites ...............    41,489     41,428           61         0.1%     44,552     46,243       (1,691)       (3.7%)
Average occupied sites ............    38,642     39,108         (466)       (1.2%)    41,435     43,576       (2,141)       (4.9%)
Occupancy % .......................     93.1%      94.4%        (1.3%)       (1.3%)     93.0%      94.2%        (1.2%)       (1.2%)
Monthly base rent per site ........  $ 403.04   $ 382.65   $    20.39         5.3%   $ 397.80   $ 371.20   $    26.61         7.1%

Total sites
     As of December 31, ...........    41,588     41,472          116         0.3%     43,906     45,743       (1,837)       (4.0%)
Total occupied sites
     As of December 31, ...........    38,399     38,991         (592)       (1.5%)    40,410     42,887       (2,477)       (5.8%)

(1) Site and occupancy information excludes Resort sites and Properties owned through unconsolidated joint ventures as well as the sites of Properties sold during 2002.

Property Operating Revenues

      The 4.1% increase in Community base rental income for the Core Portfolio reflects a 5.3% increase in monthly base rent per site coupled with a 1.2% decrease in average occupied sites. The decrease in utility and other income for the Core Portfolio is due primarily to decreases in utility income, which resulted from lower expenses for these items.

Property Operating Expenses

      The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in property payroll, insurance and other expenses, repair and maintenance and administrative expenses, partially offset by decreased utility expense. The increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the

Properties and is estimated based on a percentage of Property operating revenues, increased by 3.8% due to increases in payroll costs and office expenses.

Home Sales Operations

      The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2002 and 2001.

                                                        HOME SALES OPERATIONS
                                          -------------------------------------------------
                                                                    INCREASE /
(dollars in thousands)                       2002         2001      (DECREASE)    % CHANGE
                                          ----------   ----------   ----------   ----------
                                                       (Pro forma)
     Gross revenues from new home sales   $   30,618   $   32,608       (1,990)        (6.1%)
     Cost of new home sales ............     (24,689)     (25,925)       1,236          4.8%
                                          ----------   ----------   ----------   ----------
     Gross profit from new home sales ..       5,929        6,683         (754)       (11.3%)

     Gross revenues from used home sales       2,925        3,631         (706)       (19.4%)
     Cost of used home sales ...........      (2,503)      (2,561)          58          2.3%
                                          ----------   ----------   ----------   ----------
     Gross profit from used home sales .         422        1,070         (648)       (60.6%)

     Brokered resale revenues, net .....       1,592        1,723         (131)        (7.6%)
     Home selling expenses .............      (7,671)      (8,240)         569          6.9%
     Ancillary services revenues, net ..         522        1,092         (570)       (52.2%)
                                          ----------   ----------   ----------   ----------

     Income from home sales operations .  $      794   $    2,328       (1,534)       (65.9%)
                                          ==========   ==========   ==========   ==========

HOME SALES VOLUMES:
       New home sales ..................         420          485          (65)       (13.4%)
       Used home sales .................         184          250          (66)       (26.4%)
       Brokered home resales ...........         986        1,114         (128)       (11.5%)

      Prior to January 1, 2002, the results of operations of RSI were accounted for using the equity method and reported on a single line item called Equity in Income of Affiliates. As a result of the acquisition of RSI (see Note 7), the Company owns and controls RSI and consolidates the financial results of RSI with those of the Company. The pro forma presentation of detailed 2001 amounts is for comparison purposes and has no effect on previously reported net income. For the year ended December 31, 2001, equity in income of affiliates was approximately $1.8 million and included the $2.3 million of income from home sales operations presented above as well as $539,000 of interest income, $15,000 of corporate expenses and $1.0 million of interest expense.

      New home sales gross profit reflects a 13.4% decrease in sales volume coupled with a 1.1% increase in the gross margin. The average selling price of new homes increased $6,000 or 8.7% compared to 2001. Used home gross profit reflects a decrease in both volume and gross margin on used home sales. Brokered resale revenues reflects decreased resale volumes. The 6.9% decrease in home selling expenses primarily reflects reductions in payroll and advertising expenses.

Other Income and Expenses

      The increase in interest income reflects a decrease in notes receivable offset by an increase in chattel notes receivable acquired through the acquisition of RSI. The decrease in other corporate income primarily reflects decreased income from unconsolidated joint ventures. The increase in general and administrative expense is due to increases in costs related to operating a public company, increased payroll costs and increased consulting and legal costs. Interest and related amortization decreased due to lower interest rates during the period. The weighted average outstanding debt balances for the years ended December 31, 2002 and 2001 were $731.8 million and $713.2 million, respectively. The effective interest rate was 6.8% and 7.0% per annum for the years ended December 31, 2002 and 2001, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

      Since December 31, 1999, the gross investment in real estate decreased from $1,264 million to $1,238 million as of December 31, 2001, due primarily to the aforementioned acquisitions and dispositions of Properties during the period. The total number of sites owned or controlled decreased from 53,846 as of December 31, 1999 to 50,663 as of December 31, 2001.

      The following table summarizes certain financial and statistical data for the Core Portfolio and the Total Portfolio for the years ended December 31, 2001 and 2000.

                                                   CORE PORTFOLIO                                 TOTAL PORTFOLIO
                                     --------------------------------------------    --------------------------------------------
                                                           INCREASE /                                      INCREASE /
(dollars in thousands)                 2001       2000     (DECREASE)    % CHANGE      2001       2000     (DECREASE)    % CHANGE
                                     --------   --------   ----------    --------    --------   --------   ----------    --------
Community base rental income (1) ..  $192,160   $183,615   $    8,545         4.7%   $195,644   $189,064   $    6,580         3.5%
Resort base rental income .........       439        345           94        27.2%      5,748      7,415       (1,667)      (22.5%)
Utility and other income ..........    19,783     18,319        1,464         8.0%     22,014     20,782        1,232         5.9%
                                     --------   --------   ----------    --------    --------   --------   ----------    --------
      Property operating revenues .   212,382    202,279       10,103         5.0%    223,406    217,261        6,145         2.8%

Property operating and
     maintenance ..................    57,787     54,150        3,637         6.7%     62,008     59,199        2,809         4.7%
Real estate taxes .................    16,773     16,321          452         2.8%     17,420     16,888          532         3.2%
Property management ...............     8,594      8,121          473         5.8%      8,984      8,690          294         3.4%
                                     --------   --------   ----------    --------    --------   --------   ----------    --------
     Property operating expenses ..    83,154     78,592        4,562         5.8%     88,412     84,777        3,635         4.3%

                                     --------   --------   ----------    --------    --------   --------   ----------    --------
Income from property operations ...   129,228    123,687        5,541         4.5%    134,994    132,484        2,510         1.9%
                                     ========   ========   ==========    ========    ========   ========   ==========    ========

Site and Occupancy Information (2):

Average total sites ...............    44,966     44,828          138         0.3%     46,243     46,964         (721)       (1.5%)
Average occupied sites ............    42,384     42,320           64         0.2%     43,576     44,325         (749)       (1.7%)
Occupancy % .......................     94.3%      94.4%        (0.1%)       (0.1%)     94.2%      94.4%        (0.2%)       (0.2%)
Monthly base rent per site ........  $ 377.82   $ 361.47   $    16.35         4.5%   $ 374.15   $ 355.45   $    18.70         5.3%

Total sites
     as of December 31, ...........    45,011     44,868          143         0.3%     45,743     46,734         (991)       (2.1%)
Total occupied sites
     as of December 31, ...........    42,243     42,529         (286)       (0.7%)    42,887     44,270       (1,383)       (3.1%)

(1) During 2001, at certain Properties the amounts charged to residents for utilities were separated ("Unbundled") from the resident's base rent charges and recorded as utility income. For comparison purposes, a reclassification was made to base rental income for 2000 on this table. This reclassification is also reflected in the monthly base rent per site amounts for 2000.

(2) Site and occupancy information excludes Properties owned through unconsolidated joint ventures and Resort Properties.

Property Operating Revenues

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

Other Income and Expenses

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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

      As of December 31, 2002, we had $7.3 million in cash and cash equivalents and $65.3 million available on our Line of Credit. We expect to meet our short-term liquidity requirements, including distributions, generally through our working capital, net cash provided by operating activities and availability under the existing Line of Credit. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under our existing Line of Credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.

INFLATION

      Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide us with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize our risks to inflation.

FUNDS FROM OPERATIONS

      FFO, a non-GAAP financial performance measure, was redefined by NAREIT in April 2002, as net income (computed in accordance with GAAP), before allocation to minority interests, excluding gains (or losses) from sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with the NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs' computations. Funds available for distribution ("FAD") is defined as FFO less non-revenue producing capital expenditures and amortization payments on mortgage loan principal. The Company believes that FFO and FAD are useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, they provide investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO and FAD in and of themselves do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs.

      The following table presents a calculation of FFO and FAD for the years ended December 31, 2002, 2001 and 2000 (amounts in thousands):

                                                               2002       2001       2000
                                                             --------   --------   --------
COMPUTATION OF FUNDS FROM OPERATIONS:
   Income before extraordinary loss on early
      extinguishment of debt ..............................  $ 36,445   $ 32,083   $ 32,986
   Income allocated to Common OP Units ....................     8,926      8,209      8,463
   Depreciation on real estate assets and other costs .....    35,911     34,728     34,312
   Depreciation expense included in discontinued operations       125        105         99
   Gain on sale of Properties and other ...................   (13,014)    (8,168)   (12,053)
                                                             --------   --------   --------
      Funds from operations ...............................  $ 68,393   $ 66,957   $ 63,807
                                                             ========   ========   ========

   Weighted average Common Stock outstanding - diluted ....    27,632     27,010     27,408
                                                             ========   ========   ========

COMPUTATION OF FUNDS AVAILABLE FOR DISTRIBUTION:
   Funds from operations ..................................  $ 68,393   $ 66,957   $ 63,807
   Non-revenue producing improvements to real estate ......   (13,377)   (12,689)    (7,855)
                                                             --------   --------   --------
      Funds available for distribution ....................  $ 55,016   $ 54,268   $ 55,952
                                                             ========   ========   ========

   Weighted average Common Stock outstanding - diluted ....    27,632     27,010     27,408
                                                             ========   ========   ========

ACQUISITIONS AND DISPOSITIONS

      During the year ended December 31, 2000, in accordance with a settlement agreement (the "Settlement") related to a previously disclosed purchase of a portfolio of Properties known as the Ellenburg Acquisition, we received $13.5 million previously held in escrow. In connection with the Settlement, we sold three communities - Mesa Regal RV Resort, Mon Dak and Naples Estates - for an aggregate sales price of $59.0 million, including cash proceeds of $40.0 million and assumption of debt by the purchaser of $19.0 million. On February 29, 2000, MHC Systems, Inc., a consolidated subsidiary of the Company, sold the water and wastewater service company and facilities known as FFEC-Six in a cash sale with net proceeds of approximately $4.2 million.

      During the year ended December 31, 2001, we acquired two Florida Properties for an aggregate purchase price of approximately $17.3 million and completed the sale of seven properties in Kansas, Missouri and Oklahoma, for a total sale price of approximately $17.4 million. Also during 2001, we finalized a settlement agreement whereby we received $10.8 million in proceeds related to the sale of a Property in Indiana.

      During the year ended December 31, 2002, we acquired the eleven Properties listed in the table below. The acquisitions were funded with borrowings on our Line of Credit and the assumption of $47.9 million of mortgage debt, which includes a $3.0 million mark-to-market adjustment. In addition, we purchased adjacent land and land improvements for several Properties for approximately $559,000.

                                                                               TOTAL        PURCHASE
    DATE ACQUIRED                PROPERTY                   LOCATION           SITES         PRICE       DEBT ASSUMED
----------------------  --------------------------  -----------------------  ----------  --------------  ------------
                                                                                          ($ millions)   ($ millions)
March 12, 2002          Mt. Hood Village            Welches, OR                    450       $   7.2       $     --
July 10, 2002           Harbor View Village         New Port Richey, FL            471          15.5            8.1
July 31, 2002           Golden Sun                  Apache Junction, AZ            329           6.3            3.1
July 31, 2002           Countryside RV Resort       Apache Junction, AZ            560           7.5             --
July 31, 2002           Holiday Village             Ormond Beach, FL               301          10.4            7.1
July 31, 2002           Breezy Hill RV Resort       Pompano Beach, FL              762          20.5           10.5
August 14, 2002         Highland Woods              Pompano Beach, FL              148           3.9            2.5
August 7, 2002          Tropic Winds RV Resort      Harlingen, TX                  531           4.9             --
October 1, 2002         Silk Oak Lodge              Clearwater, FL                 180           6.2            3.9
December 18, 2002       Hacienda Village            New Port Richey, FL            519          16.8           10.2
December 31, 2002       Glen Ellen                  Clearwater, FL                 117           2.4            2.5
                                                                             ----------  --------------  ------------
TOTALS                                                                           4,368       $ 101.6       $   47.9
                                                                             ==========  ==============  ============

      During the year ended 2002, we effectively sold 17 Properties as part of a restructuring of the College Heights Joint Venture discussed hereinafter. In addition, we sold Camelot Acres, a 319 site Property in Burnsville, Minnesota, for approximately $14.2 million.

INVESTMENTS IN JOINT VENTURES

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

      Effective September 1, 2002, the Company restructured its investment in Wolverine Property Investment Limited Partnership (the "College Heights Joint Venture" or the "Venture"), a joint venture with Wolverine Investors, LLP. The Venture included 18 Properties with 3,581 sites. The results of operations of the College Heights Joint Venture prior to restructuring were included with the results of the Company due to the Company's voting equity interest and control over the Venture. Pursuant to the restructuring, the Company sold its general partnership interest, sold all of the Company's voting equity interest and reduced the Company's total investment in the College Heights Joint Venture. As consideration for the sale, the Company retained sole ownership of Down Yonder, a 361 site community in Clearwater, Florida, received cash of approximately $5.2 million and retained preferred limited partnership interests of approximately $10.3 million, recorded net of a $2.4 million reserve. The continuing preferred limited partnership interests are accounted for using the equity method and reported as an investment in a joint venture.

ACQUISITION OF REALTY SYSTEMS, INC.

      On January 1, 2002, the Company purchased all of the common stock of Realty Systems, Inc. ("RSI"). The Company previously owned the non-voting preferred stock of RSI and had notes receivable from RSI which were recorded as an investment in affiliate. The Company purchased the common stock of RSI from Equity Group Investments, Inc., controlled by Samuel Zell, Chairman of the Board of Directors of the Company, for approximately $675,000. As a result of this acquisition, the Company owns and controls RSI and consolidates the financial results of RSI with those of the Company including $839,000 of cash from the acquisition on January 1, 2002.

CAPITAL IMPROVEMENTS

      Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate costs. Recurring CapEx was approximately $13.4 million and $12.7 million for the years ended December 31, 2002 and 2001, respectively. Of these expenditures, the Company believes that approximately $7.6 million or $147 per site for 2002 and $7.1 million or $142 per site for 2001 are non-revenue producing improvements which are necessary in order to increase and/or maintain occupancy levels and maintain competitive market rents for new and renewing residents. Site development costs were approximately $10.4 million and $9.7 million for the years ended December 31, 2002 and 2001, respectively, and represent costs to develop expansion sites at certain of the Company's Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home.

EQUITY TRANSACTIONS

      In March 1997, the Company's Board of Directors approved a common stock repurchase plan whereby we were authorized to repurchase and retire shares of its common stock. No shares of Common Stock were repurchased during the years ended December 31, 2002 or 2001.

      In order to qualify as a REIT for federal income tax purposes, the Company must distribute 90% or more of its taxable income (excluding capital gains). The following distributions have been declared and/or paid to common stockholders and minority interests since January 1, 2000.

  DISTRIBUTION         FOR THE QUARTER       SHAREHOLDER RECORD
AMOUNT PER SHARE           ENDING                   DATE                 PAYMENT DATE
------------------  ----------------------  ----------------------  ------------------------
     $0.4150               March 31, 2000          March 31, 2000            April 14, 2000
     $0.4150                June 30, 2000           June 30, 2000             July 14, 2000
     $0.4150           September 30, 2000      September 29, 2000          October 13, 2000
     $0.4150            December 31, 2000       December 29, 2000          January 12, 2001
------------------  ----------------------  ----------------------  ------------------------
     $0.4450               March 31, 2001          March 30, 2001            April 13, 2001
     $0.4450                June 30, 2001           June 29, 2001             July 13, 2001
     $0.4450           September 30, 2001      September 28, 2001          October 12, 2001
     $0.4450            December 31, 2001       December 28, 2001          January 11, 2002
------------------  ----------------------  ----------------------  ------------------------
     $0.4750               March 31, 2002          March 29, 2002            April 12, 2002
     $0.4750                June 30, 2002           June 28, 2002             July 12, 2002
     $0.4750           September 30, 2002      September 27, 2002          October 11, 2002
     $0.4750            December 31, 2002       December 27, 2002          January 10, 2003

      The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid annual on the last calendar day of each quarter beginning December 31, 1999. The Company expects to continue to make regular annual distributions and has set its 2003 distribution to common stockholders at $1.98 per share per annum.

MORTGAGES AND CREDIT FACILITIES

      We have an unsecured Line of Credit with a group of banks (the "Line of Credit") with a total facility of $150 million, bearing interest at a rate of LIBOR plus 1.125% that matures on August 9, 2003 with two one-year extension options with which we may extend the maturity through August 9, 2005. We pay a quarterly fee on the average unused amount of the total facility equal to 0.15% of such amount. As of December 31, 2002, $65.3 million was available under the Credit Agreement.

      We have a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at the London Interbank Offered Rate ("LIBOR") of LIBOR plus 1.375% that matures on August 9, 2003 with two one-year extension options with which we may extend the maturity through August 9, 2005

      On October 29, 2001, we entered into an interest rate swap agreement (the "2001 Swap"), effectively fixing LIBOR on $100 million of our floating rate debt at approximately 3.7% per annum for the period October 2001 through August 2004. The terms of the 2001 Swap require monthly settlements on the same dates interest payments are due on the debt. In accordance with SFAS No. 133 as herein defined, the 2001 Swap will be reflected at market value. We believe the 2001 Swap is a perfectly effective cash flow hedge, under SFAS No. 133, and there will be no effect on net income as a result of the mark-to-market adjustments.

      During the year ended December 31, 2000, we entered into mortgage agreements collateralizing two Properties for a total of $14.6 million. The mortgage notes mature on March 1, 2010, amortize beginning March 1, 2000 over 30 years and bear interest at a rate of approximately 8.3% per annum. In addition, we obtained $110 million in debt financing consisting of two mortgage notes - one for $94.3 million and one for $15.7 million - secured by seven Properties. The proceeds of the financing were used to repay $60 million of mortgage debt secured by the seven Properties and to repay amounts outstanding under the Company's Line of Credit and for working capital purposes. The Company recorded a $1.0 million extraordinary loss (net of $264,000 allocated to Minority Interests) in connection with the early repayment of the $60 million of mortgage debt.

      During the year ended December 31, 2001, we repaid three maturing mortgages in the amount of $12.1 million using proceeds from our Line of Credit. In addition, we entered into a $50.0 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owned by MHC Stagecoach, L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures August 31, 2011. Proceeds from the financing were used to reduce borrowings on the Line of Credit by $37.9 million.

      During the year ended December 31, 2002, as part of the purchase of RSI, in a non-cash transaction, we assumed a $12.5 million note payable ("Conseco Financing Note"), collateralized by manufactured home inventory. The Conseco Financing Note was repaid at a discount during the year using proceeds from our Line of Credit. In addition, we repaid a maturing mortgage note in the amount of $1.1 million and $2.1 million of other unsecured notes payable using proceeds from our Line of Credit.

      Aggregate payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):

                              YEAR                       AMOUNT
             --------------------------------------    -----------
                              2003                     $    13,753
                              2004                          38,758
                              2005                         193,377
                              2006                          19,965
                              2007                         268,494
                           Thereafter                      225,190
             Net unamortized premiums and discounts            696
                                                       -----------
                             Total                     $   760,233
                                                       ===========

      Certain of our mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization ("EBITDA"), limitations on certain holdings and other restrictions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      Our earnings are affected by changes in interest rates, since a portion of our outstanding indebtedness is at variable rates based on LIBOR. Our Line of Credit ($84.8 million outstanding at December 31, 2002) bears interest at LIBOR plus 1.125% per annum and our $100 million Term Loan bears interest at LIBOR plus 1.0% per annum. If LIBOR increased/decreased by 1.0% during 2002, interest expense would have increased/decreased by approximately $1.6 million based on the combined average balance outstanding under the Company's Line of Credit and Term Loan for the year ended December 31, 2002.

      In June 1998, the FASB issued SFAS No. 133 and its amendments, Statements 137 and 138 in June of 1999 and June of 2000, respectively. The Company adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

      In July 1998, we entered into an interest rate swap agreement (the "1998 Swap") effectively fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The cost of the 1998 Swap consisted only of legal costs that were deemed immaterial. The value of the 1998 Swap was impacted by changes in the market rate of interest. We accounted for the 1998 Swap as a hedge. Payments and receipts under the 1998 Swap were accounted for as an adjustment to interest expense. On January 10, 2000, we unwound the 1998 Swap and received $1.0 million of proceeds which is amortized into interest expense through March 2003.

      On October 29, 2001, we entered into the 2001 Swap, fixing LIBOR on $100 million of the Company's floating rate debt at approximately 3.7% for the period October 2001 through August 2004. The terms of the 2001 Swap require monthly settlements on the same dates that interest payments are due on the debt. In accordance with SFAS No. 133, the interest rate 2001 Swap is reflected at market value. We believe the 2001 Swap is a perfectly effective cash flow hedge per SFAS No. 133 and there will be no effect on net income as a result of the mark-to-market adjustment. As of December 31, 2002, the 2001 Swap represented a liability of approximately $4.5 million and is recorded in accounts payable and accrued expenses. Mark-to-market changes in the value of the 2001 Swap are included in other comprehensive income.

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

      The information required by Item 10, Item 11, Item 12, and Item 13 will be contained in a definitive proxy statement which the Registrant anticipates will be filed no later than April 28, 2003, and thus this Part has been omitted in accordance with General Instruction G(3) to Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002.

CHANGES IN INTERNAL CONTROLS

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

               10.29(d)  Form of Pledge Agreement between the Company and certain members of management of the Company dated
                         January 2, 1996
               10.30(e)  Second Amended and Restated MHC Operating Limited
                         Partnership Agreement of Limited Partnership, dated as
                         of March 15, 1996
               10.31(f)  Agreement of Limited Partnership of MHC Financing
                         Limited Partnership Two
               10.32(g) $265,000,000 Mortgage Note dated December 12,1997 10.33(g) Second Amended and Restated Credit Agreement (Revolving
                         Facility) between the Company, MHC Operating Limited
                         Partnership, and certain lenders and agents, dated
                         April 28, 1998
               10.34(g)  First Amendment to Second Amended and Restated Credit
                         Agreement (Revolving Facility) between the Company, MHC
                         Operating Limited Partnership, and certain lenders and
                         agents, dated December 18, 1998
               10.35(h)  Second Amendment to Second Amended and Restated Credit
                         Agreement (Revolving Facility) between the Company, MHC
                         Operating Limited Partnership, and certain lenders and
                         agents, dated August 9, 2000
               10.36(g)  Amended and Restated Credit Agreement (Term Loan)
                         between the Company, MHC Operating Limited Partnership,
                         and certain lenders and agent, dated April 28, 1998
               10.36(h)  First Amendment to Amended and Restated Credit
                         Agreement (Term Loan) between the Company, MHC
                         Operating Limited Partnership, and certain lenders and
                         agent, dated November 21, 2000
               10.36(g)  Letter Agreement between the Company and Bank of
                         America National Trust and Savings Association
                         confirming the $100 million swap transaction, dated
                         July 11, 1995
               10.39(h)  $110,000,000 Amended, Restated and Consolidated
                         Promissory Note dated June 28, 2000
               10.40(h)  $15,750,000 Promissory Note Secured by Leasehold Deed
                         of Trust dated July 13, 2000
               10.41(i)  Credit Agreement (Term Loan) between the Company, MHC
                         Operating Limited Partnership and certain lenders and
                         agents dated February 9, 2002.
               10.42(i)  Third Amendment to Second Amended and Restated Credit
                         Agreement (Revolving Facility) between the Company, MHC
                         Operating Limited Partnership, and certain lenders and
                         agents, dated February 9, 2002
               10.43(i)  $50,000,000 Promissory Note secured by Leasehold Deeds of Trust (Stagecoach Mortgage) dated December 2, 2001.
               11        Not applicable
               12(j)     Computation of Ratio of Earnings to Fixed Charges
               13        Not applicable
               16        Not applicable
               18        Not applicable
               21(j)     Subsidiaries of the registrant
               22        Not applicable
               23(j)     Consent of Independent Auditors
               24.1(j)   Power of Attorney for John F. Podjasek, Jr. dated March
                         21, 2003
               24.2(j)   Power of Attorney for Michael A. Torres dated March 27,
                         2003
               24.3(j)   Power of Attorney for Thomas E. Dobrowski dated March
                         21, 2003
               24.4(j)   Power of Attorney for Gary Waterman dated March 21,
                         2003
               24.5(j)   Power of Attorney for Donald S. Chisholm dated March
                         21, 2003
               24.6(j)   Power of Attorney for Louis H. Masotti dated March 24,
                         2003
               27        Not applicable
               28        Not applicable
               99.1(j)   Certifications

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

            (a) Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-55994, and incorporated herein by reference.
            (b) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 1993, and incorporated herein by reference.
            (c) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 1994, and incorporated herein by reference.
            (d) Included as an exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
            (e) Included as an exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.
            (f) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 1997, and incorporated herein by reference.
            (g) Included as an exhibit to the Company's Form S-3 Registration Statement, File No. 333-90813, and incorporated herein by reference.
            (h) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 2000, and incorporated herein by reference.
            (i) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 2001, and incorporated herein by reference
            (j)   Filed herewith

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

                                        MANUFACTURED HOME COMMUNITIES, INC.,
                                        a Maryland corporation

Date:  March 28, 2003                   By: /s/ Howard Walker
       --------------------                 ------------------------------------
                                            Howard Walker
                                            Chief Executive Officer

Date:  March 28, 2003                   By: /s/ John Zoeller
      ---------------------                 ------------------------------------
                                            John Zoeller
                                            Executive Vice President, Treasurer
                                               and Chief Financial Officer

Date:  March 28, 2003                   By: /s/ Mark Howell
      ---------------------                 ------------------------------------
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

             Name                           Title                      Date
             ----                           -----                      ----

/s/ Howard Walker                  Chief Executive Officer        March 28, 2003
----------------------------          *Attorney-in-Fact           --------------
       Howard Walker

/s/ John Zoeller             Executive Vice President, Treasurer  March 28, 2003
----------------------------     and Chief Financial Officer      --------------
       John Zoeller                   *Attorney-in-Fact

/s/ Samuel Zell                     Chairman of the Board         March 28, 2003
----------------------------                                      --------------
       Samuel Zell

/s/ Sheli Z. Rosenberg                     Director               March 28, 2003
----------------------------                                      --------------
       Sheli Z. Rosenberg

/s/ David A. Helfand                       Director               March 28, 2003
----------------------------                                      --------------
       David A. Helfand

*Donald S. Chisholm                        Director               March 28, 2003
----------------------------                                      --------------
       Donald S. Chisholm

*Thomas E. Dobrowski                       Director               March 28, 2003
----------------------------                                      --------------
       Thomas E. Dobrowski

*Louis H. Masotti                          Director               March 28, 2003
----------------------------                                      --------------
       Louis H. Masotti

*John F. Podjasek, Jr.                     Director               March 28, 2003
----------------------------                                      --------------
       John F. Podjasek, Jr.

*Michael A. Torres                         Director               March 28, 2003
----------------------------                                      --------------
       Michael A. Torres

*Gary L. Waterman                          Director               March 28, 2003
----------------------------                                      --------------
       Gary L. Waterman

                                 CERTIFICATIONS

I, John M. Zoeller, certify that:

      1. I have reviewed this annual report on Form 10-K of Manufactured Home Communities, Inc;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003    By: /s/ John M. Zoeller
     ---------------        ----------------------------------------------------
                            John M. Zoeller
                            Executive Vice President and Chief Financial Officer

I, Howard Walker, certify that:

      1. I have reviewed this annual report on Form 10-K of Manufactured Home Communities, Inc;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003    By: /s/ Howard Walker
     ---------------       -----------------------------------------------------
                           Howard Walker
                           Chief Executive Officer

                          INDEX TO FINANCIAL STATEMENTS

MANUFACTURED HOME COMMUNITIES, INC.

                                                                                                                    PAGE

   Report of Independent Auditors  ...............................................................................  F-2

   Consolidated Balance Sheets as of December 31, 2002 and 2001...................................................  F-3

   Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.....................  F-4

   Consolidated Statements of Changes in Stockholders' Equity for the years ended
       December 31, 2002, 2001 and 2000...........................................................................  F-5

   Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.....................  F-6

   Notes to Consolidated Financial Statements.....................................................................  F-7

   Schedule II - Valuation and Qualifying Accounts................................................................  S-1

   Schedule III - Real Estate and Accumulated Depreciation........................................................  S-2

      Certain schedules have been omitted as they are not applicable to the Company.

                         Report of Independent Auditors

To the Board of Directors of
Manufactured Home Communities, Inc.

      We have audited the accompanying consolidated balance sheets of Manufactured Home Communities, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the related financial statement schedules listed in the accompanying index to financial statements and schedules at item 15(a). These financial statements and schedules are the responsibility of the management of Manufactured Home Communities, Inc. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manufactured Home Communities, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, in 2002 Manufactured Home Communities, Inc. changed its method of accounting for discontinued operations.

                                        ERNST & YOUNG LLP

Chicago, Illinois
January 27, 2003

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)

                                                                     DECEMBER 31,    DECEMBER 31,
                                                                         2002            2001
                                                                     ------------    ------------
ASSETS Investment in real estate:
   Land ..........................................................   $    284,219    $    271,871
   Land improvements .............................................        893,839         855,296
   Buildings and other depreciable property ......................        117,949         110,971
                                                                     ------------    ------------
                                                                        1,296,007       1,238,138
   Accumulated depreciation ......................................       (238,098)       (211,878)
                                                                     ------------    ------------
     Net investment in real estate ...............................      1,057,909       1,026,260
Cash and cash equivalents ........................................          7,270           1,354
Notes receivable .................................................         10,044           1,506
Investment in and advances to affiliates .........................             --          34,387
Investment in joint ventures .....................................         19,634          11,853
Rents receivable, net ............................................          1,735           1,966
Deferred financing costs, net ....................................          5,030           5,867
Inventory ........................................................         33,638              --
Prepaid expenses and other assets ................................         27,590          18,612
                                                                     ------------    ------------
   Total assets ..................................................   $  1,162,850    $  1,101,805
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ........................................   $    575,370    $    590,371
   Unsecured term loan ...........................................        100,000         100,000
   Unsecured line of credit ......................................         84,750          16,250
   Other notes payable ...........................................            113           2,236
   Accounts payable and accrued expenses .........................         31,010          24,874
   Accrued interest payable ......................................          6,415           4,582
   Rents received in advance and security deposits ...............          5,966           5,133
   Distributions payable .........................................         13,106          12,062
                                                                     ------------    ------------
     Total liabilities ...........................................        816,730         755,508

Commitments and contingencies

Minority interest - Common OP Units and other ....................         43,501          46,147
Minority interest - Perpetual Preferred OP Units .................        125,000         125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued ...................             --              --
   Common stock, $.01 par value
     50,000,000 shares authorized; 22,093,240 and 21,562,343
     shares issued and outstanding for 2002 and 2001, respectively            218             215
   Paid-in capital ...............................................        256,394         245,827
   Deferred compensation .........................................         (3,069)         (4,062)
   Employee notes ................................................         (2,713)         (3,841)
   Distributions in excess of accumulated earnings ...............        (68,713)        (63,478)
   Accumulated other comprehensive (loss) income .................         (4,498)            489
                                                                     ------------    ------------
     Total stockholders' equity ..................................        177,619         175,150
                                                                     ------------    ------------

   Total liabilities and stockholders' equity ....................   $  1,162,850    $  1,101,805
                                                                     ============    ============


     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       ----------    ----------    ----------
                                                                          2002          2001          2000
                                                                       ----------    ----------    ----------
PROPERTY OPERATIONS:
   Community base rental income ....................................   $  197,795    $  194,103    $  188,051
   Resort base rental income .......................................        9,147         5,748         7,414
   Utility and other income ........................................       19,713        20,403        19,378
                                                                       ----------    ----------    ----------
           Property operating revenues .............................      226,655       220,254       214,843

   Property operating and maintenance ..............................       63,554        61,481        58,661
   Real estate taxes ...............................................       18,212        17,296        16,766
   Property management .............................................        9,292         8,984         8,690
                                                                       ----------    ----------    ----------
   Property operating expenses .....................................       91,058        87,761        84,117
                                                                       ----------    ----------    ----------
          Income from property operations ..........................      135,597       132,493       130,726

HOME SALES OPERATIONS:
   Gross revenues from inventory home sales ........................       33,543            --            --
   Cost of inventory home sales ....................................      (27,192)           --            --
                                                                       ----------    ----------    ----------
          Gross profit from inventory home sales ...................        6,351            --            --
   Brokered resale revenues, net ...................................        1,592            --            --
   Home selling expenses ...........................................       (7,671)           --            --
   Ancillary services revenues, net ................................          522            --            --
                                                                       ----------    ----------    ----------
       Income from home sales operations ...........................          794            --            --

OTHER INCOME AND EXPENSES:
   Interest income .................................................          967           639         1,009
   Equity in income of affiliates ..................................           --         1,811         2,408
   Equity in income of unconsolidated joint ventures ...............        1,277         1,353           670
   General and administrative ......................................       (8,192)       (6,687)       (6,423)
   Interest and related amortization ...............................      (50,729)      (51,305)      (53,280)
   Depreciation on corporate assets ................................       (1,277)       (1,243)       (1,139)
   Depreciation on real estate assets and other costs ..............      (35,911)      (34,728)      (34,312)
                                                                       ----------    ----------    ----------
       Total other income and expenses .............................      (93,865)      (90,160)      (91,067)

   Income from operations ..........................................       42,526        42,333        39,659

   Net income from discontinued operations .........................        1,083         1,043           989
   Gain on sale of Properties and other ............................       13,014         8,168        12,053
                                                                       ----------    ----------    ----------
       Income before allocation to Minority Interests ..............       56,623        51,544        52,701

   (Income) allocated to Common OP Units ...........................       (8,926)       (8,209)       (8,463)
   (Income) allocated to Perpetual Preferred OP Units ..............      (11,252)      (11,252)      (11,252)
                                                                       ----------    ----------    ----------

     Net income before extraordinary loss on early
       extinguishment of debt ......................................       36,445        32,083        32,986

   Extraordinary loss on the extinguishment of debt (net of $264
       allocated to minority interests) ............................           --            --        (1,041)
                                                                       ----------    ----------    ----------

         NET INCOME ................................................   $   36,445    $   32,083    $   31,945
                                                                       ==========    ==========    ==========

   Net income from operations per Common Share - basic .............   $     1.57    $     1.60    $     1.47
                                                                       ==========    ==========    ==========
   Net income from operations per Common Share - diluted ...........   $     1.54    $     1.57    $     1.45
                                                                       ==========    ==========    ==========

   Net income per Common Share - basic .............................   $     1.69    $     1.53    $     1.49
                                                                       ==========    ==========    ==========
   Net income per Common Share - diluted ...........................   $     1.64    $     1.49    $     1.46
                                                                       ==========    ==========    ==========

   Weighted average Common Shares outstanding - basic ..............       21,617        21,036        21,469
                                                                       ==========    ==========    ==========
   Weighted average Common Shares outstanding - diluted (see Note 2)       27,632        27,010        27,408
                                                                       ==========    ==========    ==========

   Distributions declared per Common Share .........................   $     1.90    $     1.78    $     1.66
                                                                       ==========    ==========    ==========

Tax status of Common Shares distributions paid during the year:
   Ordinary income .................................................   $     1.50    $     1.31    $     1.32
                                                                       ==========    ==========    ==========
   Capital gain ....................................................   $       --    $       --    $       --
                                                                       ==========    ==========    ==========
   Return of capital ...............................................   $     0.37    $     0.44    $     0.31
                                                                       ==========    ==========    ==========


     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)

                                                                        2002          2001          2000
                                                                     ----------    ----------    ----------
PREFERRED STOCK, $.01 PAR VALUE ..................................   $       --    $       --    $       --
                                                                     ==========    ==========    ==========

COMMON STOCK, $.01 PAR VALUE
Balance, beginning of year .......................................   $      215    $      210    $      229
    Issuance of Common Stock through restricted stock grants .....            1             1             1
    Exercise of options ..........................................            2             4             1
    (Repurchase) issuance of Common Stock ........................           --            --           (21)
                                                                     ----------    ----------    ----------
Balance, end of year .............................................   $      218    $      215    $      210
                                                                     ==========    ==========    ==========

PAID - IN CAPITAL
Balance, beginning of year .......................................   $  245,827    $  235,681    $  275,664
    Issuance of Common Stock for employee notes ..................           --            --            --
    Conversion of OP Units to Common Stock .......................          227           599           494
    Issuance of Common Stock through exercise of options .........        5,782         7,743         2,719
    Issuance of Common Stock through restricted stock grants .....        2,709         1,627         3,310
    Issuance of Common Stock through employee stock purchase plan         2,512         2,365         1,435
    Repurchase of Common Stock ...................................           --            --       (53,112)
    Adjustment for Common OP Unitholders
      in the Operating Partnership ...............................         (663)       (2,188)        5,171
                                                                     ----------    ----------    ----------
Balance, end of year .............................................   $  256,394    $  245,827    $  235,681
                                                                     ==========    ==========    ==========

DEFERRED COMPENSATION
Balance, beginning of year .......................................   $   (4,062)   $   (5,969)   $   (6,326)
    Issuance of Common Stock through restricted stock grants .....       (2,709)       (1,628)       (3,311)
    Recognition of deferred compensation expense .................        3,702         3,535         3,668
                                                                     ----------    ----------    ----------
Balance, end of year .............................................   $   (3,069)   $   (4,062)   $   (5,969)
                                                                     ==========    ==========    ==========

EMPLOYEE NOTES
Balance, beginning of year .......................................   $   (3,841)   $   (4,205)   $   (4,540)
    Notes received for issuance of Common Stock ..................           --            --            --
    Principal payments ...........................................        1,128           364           335
                                                                     ----------    ----------    ----------
Balance, end of year .............................................   $   (2,713)   $   (3,841)   $   (4,205)
                                                                     ==========    ==========    ==========

DISTRIBUTIONS IN EXCESS OF ACCUMULATED COMPREHENSIVE EARNINGS
Balance, beginning of year .......................................   $  (62,989)   $  (57,622)   $  (53,626)

    Net income ...................................................       36,445        32,083        31,945
    Other comprehensive income:
       Unrealized holding (losses) gains on derivative instruments       (4,987)          489            --
                                                                     ----------    ----------    ----------
       Comprehensive income ......................................       31,458        32,572        31,945

                                                                     ----------    ----------    ----------
    Distributions ................................................      (41,680)      (37,939)      (35,941)
                                                                     ----------    ----------    ----------
Balance, end of year .............................................   $  (73,211)   $  (62,989)   $  (57,622)
                                                                     ==========    ==========    ==========


     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)

                                                                                   2002          2001          2000
                                                                                ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ..............................................................   $   36,445    $   32,083    $   31,945
    Adjustments to reconcile net income to cash provided by operating activities:
       Income allocated to minority interests ...............................       20,178        19,461        19,451
       Gain on sale of Properties and other .................................      (13,014)       (8,168)      (12,053)
       Depreciation and amortization expense ................................       38,057        37,184        36,511
       Equity in income of affiliates and joint ventures ....................       (1,158)       (2,782)       (2,928)
       Amortization of deferred compensation and other ......................        3,930         3,535         3,668
       Increase in provision for uncollectable rents receivable .............          941           427           323
    Changes in assets and liabilities:
       Increase in rents receivable .........................................       (1,186)         (953)         (425)
       Decrease in inventory ................................................        1,887            --            --
       (Increase) decrease in prepaid expenses and other assets .............       (7,610)        1,330        (9,389)
       Increase (decrease) in accounts payable and accrued expenses .........        1,471        (1,358)        2,545
       Increase (decrease) in rents received in advance and security deposits          235           (51)       (1,647)
                                                                                ----------    ----------    ----------
    Net cash provided by operating activities ...............................       80,176        80,708        68,001
                                                                                ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of rental properties ........................................      (56,531)      (17,770)        4,581
    Proceeds from dispositions of assets ....................................       14,171        24,209        46,490
    Distributions from (investment in) joint ventures .......................       (7,149)        1,697        (3,758)
    Proceeds from restructuring of College Heights joint venture, net .......        4,647            --            --
    Contributions to and distributions from Affiliates, net .................           --       (11,493)       (7,250)
    Purchase of RSI .........................................................         (675)           --            --
    Cash received in acquisition of RSI .....................................          839            --            --
    Collections (funding) of notes receivable ...............................       (3,784)        3,478          (700)
    Improvements:
       Improvements - corporate .............................................         (681)         (840)         (498)
       Improvements - rental properties .....................................      (13,377)      (12,689)       (7,855)
       Site development costs ...............................................      (10,433)       (9,659)       (7,908)
                                                                                ----------    ----------    ----------
    Net cash (used in) provided by investing activities .....................      (72,973)      (23,067)       23,102
                                                                                ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from stock options and employee stock purchase plan ........        8,296        10,112         4,142
    Distributions to Common Stockholders, Common OP Unitholders
       and Perpetual Preferred OP Unitholders ...............................      (58,314)      (58,111)      (56,298)
    Repurchase of Common Stock and OP Units .................................           --           (41)      (54,595)
    Collection of principal payments on employee notes ......................        1,128           364           335
    Line of credit:
       Proceeds .............................................................       82,000        46,000       103,900
       Repayments ...........................................................      (13,500)      (89,650)     (151,900)
    Refinancing - net proceeds (repayments) .................................      (16,096)       37,870        65,998
    Principal payments ......................................................       (4,217)       (5,047)       (4,249)
    Debt issuance costs .....................................................         (584)         (631)       (2,265)
                                                                                ----------    ----------    ----------
    Net cash used in financing activities ...................................       (1,287)      (59,134)      (94,932)
                                                                                ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents ........................        5,916        (1,493)       (3,829)
Cash and cash equivalents, beginning of year ................................        1,354         2,847         6,676
                                                                                ----------    ----------    ----------
Cash and cash equivalents, end of year ......................................   $    7,270    $    1,354    $    2,847
                                                                                ==========    ==========    ==========

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest ......................................   $   46,097    $   50,781    $   52,947
                                                                                ==========    ==========    ==========


     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

      Manufactured Home Communities, Inc., together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries ("Subsidiaries"), are referred to herein as the "Company", "MHC", "we", "us", and "our". The Company, formed in March 1993, is a Maryland corporation which has elected to be taxed as a real estate investment trust ("REIT"). The Company generally will not be subject to Federal income tax to the extent it distributes 90% of its REIT taxable income to its stockholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT, its income is taxable at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income.

      We are a fully integrated company that owns and operates manufactured home communities ("Communities") and recreational vehicle resorts ("Resorts"). The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Communities since 1969. As of December 31, 2002, we owned or had an ownership interest in a portfolio of 142 Communities and Resorts (the "Properties") located throughout the United States containing 51,582 residential sites.

      The operations of the Company are conducted primarily through the Operating Partnership. The Company contributed the proceeds from its initial public offering to the Operating Partnership for a general partnership interest. The financial results of the Operating Partnership and the Subsidiaries are consolidated in the Company's consolidated financial statements. In addition, since certain activities, if performed by the Company, may not have been qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), the Company has formed a taxable REIT subsidiaries as defined in the Code to engage in such activities. Realty Systems, Inc. ("RSI") is a wholly owned subsidiary of the Company that, doing business as Carefree Sales, is engaged in the business of purchasing, selling and leasing manufactured homes that are located or will be located in Properties owned and managed by the Company. Carefree Sales also provides brokerage services to residents at such Properties. Typically, residents move from a Community but do not relocate their homes. Carefree Sales may provide brokerage services, in competition with other local brokers, by seeking buyers for the homes. Carefree Sales also leases homes to prospective residents with the expectation that the tenant eventually will purchase the home. Community Systems, Inc. ("CSI"), a wholly owned subsidiary, leases from the Operating Partnership certain real property within or adjacent to certain of the Properties consisting of golf courses, pro shops, and restaurants.

      The limited partners of the Operating Partnership (the "Common OP Unitholders") receive an allocation of net income which is based on their respective ownership percentage of the Operating Partnership which is shown on the Consolidated Financial Statements as Minority Interests - Common OP Units. As of December 31, 2002, the Minority Interests - Common OP Units represented 5,359,927 units of limited partnership interest ("OP Units") which are convertible into an equivalent number of shares of the Company's Common stock. The issuance of additional shares of common stock or common OP Units changes the respective ownership of the Operating Partnership for both the Minority Interests and the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Basis of Consolidation

            The Company consolidates its majority owed subsidiaries in which it has the ability to control the operations of the subsidiaries. The Company does not consolidate entities it does not have sole control of the major decisions. All inter-company transactions have been eliminated in consolidation. The Company's acquisitions were all accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations" for those transactions initiated before June 30, 2001 and in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" for those transactions completed after June 30, 2001.

            In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company will adopt FIN 46 in the third quarter of 2003. We have not yet determined the effect the adoption of the Interpretation will have on the Company.

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

      (c) Segments

            We manage all our operations on a property by property basis. Since each property has similar economic and operational characteristics, the Company has one reportable segment, which is the operation of manufactured home communities. The following table identifies our five largest markets and provides information regarding our Communities and Resorts including Communities owned in joint ventures.

                    NUMBER OF                    PERCENT OF      PERCENT OF
 MAJOR MARKET      PROPERTIES     TOTAL SITES    TOTAL SITES   TOTAL REVENUES
---------------  --------------  -------------  -------------  --------------
Florida               51               23,038         44.66%          38.61%
California            25                6,215         12.05%          19.96%
Arizona               19                5,413         10.49%           8.76%
Colorado              10                3,455          6.70%           8.54%
Delaware               7                2,238          4.34%           4.10%
Other                 30               11,223         21.76%          20.03%
---------------  --------------  -------------  -------------  --------------
Total                 142              51,582        100.00%         100.00%
===============  ==============  =============  =============  ==============

      Our largest Property, Bay Indies, located in Venice, Florida, accounted for 2.7% of our total revenues for the year ended December 31, 2002. The operation of manufactured home communities segment comprises approximately 97.8%, 97.2% and 97.0% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. The operation of manufactured home communities segment comprises approximately 92.2% and 94.0% of total assets at December 31, 2002 and 2001, respectively. The distribution of the Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of properties outside such markets.

      (d) Inventory

            Inventory consists of new and used manufactured homes, is stated at the lower of cost or market and is net of a valuation allowance calculated after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the manufactured home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Resale revenues are stated net of commissions paid to employees of $677,000 for the year ended December 31, 2002.

      (e) Real Estate

            Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We use a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized and then expensed over their estimated useful life. Our estimates of useful lives, salvage value, and depreciation method used are proscribed by various generally accepted accounting principles ("GAAP") literature. In addition, the Financial Accounting Standards Board ("FASB") is currently reviewing the methods of depreciation and cost capitalization for all industries and in June 2001 issued FASB Exposure Draft, "Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant and Equipment", the implementation of which, if issued, could also have a material effect on the Company's results of operations. Total depreciation expense was $37.3 million, $36.0 million and $35.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            We evaluate our Properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a Property is less than its carrying value. Upon determination that a permanent impairment has occurred, our Properties are reduced to fair value. For the year ended December 31, 2002, permanent impairment conditions did not exist at any of our Properties. During the year ended December 31, 2000, a consolidated subsidiary of the Company, recorded an impairment loss on the DeAnza Santa Cruz water and wastewater service company business (see Note 5). In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 during 2001 and we have presented separately as discontinued operations in all periods the results of operations for all assets sold during 2002 or assets classified as real estate held for disposition as of December 31, 2002. The gain on sale of discontinued operations for 2002 is included in the gain on sale of properties and other.

            Certain costs, primarily legal costs, relative to our efforts to effectively change the use and operations of several Properties subject to rent control (see Note 17) are currently classified in other assets. These costs, to the extent these efforts are successful, are capitalized to the extent of the established value of the revised project and included in the net investment in real estate for the appropriate Properties (see Note 5). To the extent these efforts are not successful, these costs will be expensed. In addition, we capitalize certain costs, primarily legal costs, related to entering into lease agreements which govern the term under which we may enter into leases with individual tenants and which are expensed over the term of the lease agreement.

      (f) Cash and Cash Equivalents

            We consider all demand and money market accounts and certificates of deposit with a maturity, when purchased, of three months or less to be cash equivalents.

      (g) Notes Receivable

            Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized discounts or premiums net of a valuation allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases we finance the sale of homes to our residents (referred to as "Chattel Loans") which are secured by the homes. The valuation allowance for the Chattel Loans is calculated based a comparison of the outstanding principal balance of each note compared to the N.A.D.A. value and the current market value of the underlying manufactured home collateral.

      (h) Fair Value of Financial Instruments

            The Company's financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, mortgage notes payable and interest rate hedge arrangements. The fair values of all financial instruments, including notes receivable, were not materially different from their carrying values at December 31, 2002 and 2001.

      (i) Deferred Financing Costs

            Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Accumulated amortization for such costs was $2.4 million and $3.0 million at December 31, 2002 and 2001, respectively.

      (j) Revenue Recognition

            Rental income attributable to leases is recorded when earned from tenants. We will reserve for receivables when we believe the ultimate collection is less than probable. Our provision for uncollectable rents receivable was $700,000 as of December 31, 2002 and $300,000 as of December 31, 2001. Income from home sales is recognized when the

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      home title is transferred.

      (k) Minority Interests

            Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. An ownership percentage is represented by dividing the number of Common OP Units held by the Common OP Unitholders (5,359,927 and 5,426,374 at December 31, 2002 and 2001, respectively) by OP Units and shares of Common Stock outstanding. Issuance of additional shares of Common Stock or Common OP Units changes the percentage ownership of both the Minority Interests and the Company. Due in part to the exchange rights (which provide for the conversion of Common OP Units into shares of Common Stock on a one-for-one basis), such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between stockholders' equity and Minority Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

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

      (l) Income Taxes

            Due to the structure of the Company as a REIT, the results of operations contain no provision for Federal income taxes. However, the Company may be subject to certain state and local income, excise or franchise taxes. We paid state and local taxes of approximately $20,000, $50,000 and $78,000 during the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, net investment in real estate and notes receivable had a Federal tax basis of approximately $697 million and $13 million, respectively.

      (m) Derivative Instruments and Hedging Activities

            We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. On October 29, 2001, the Company entered into a swap agreement (see Note 10). The purpose for the hedge is to effectively fix the interest rate on $100 million of the Company's floating rate unsecured debt. The objective of entering into this hedge was to limit the Company's exposure to variable interest rates.

      (n) Reclassifications

            Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 financial presentation. Such reclassifications have no effect on the operations or equity as originally presented.

      (o) Stock Compensation

            We have chosen to account for our stock compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees", based upon the intrinsic value method, which results in no compensation expense for options issued with an exercise price equal to or exceeding the market value of the Common Shares on the date of grant. We will elect to account for our stock compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", effective in the first quarter of 2003, which will result in compensation expense being recorded based on the fair value of the stock option compensation issued. We have not yet determined the effect the statement will have on the Company.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - EARNINGS PER COMMON SHARE

      Earnings per common share are based on the weighted average number of common shares outstanding during each year. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") defines the calculation of basic and fully diluted earnings per share. Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year and basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The conversion of OP Units has been excluded from the basic earnings per share calculation. The conversion of an OP Unit to a share of common stock has no material effect on earnings per common share. Income from discontinued operations on a basic and fully diluted basis was $0.04 per share for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively. Extraordinary loss on the extinguishment of debt on a basic and fully diluted basis was $0.04 per share for the year ended December 31, 2000.

      The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2002, 2001, 2000 (amounts in thousands):

                                                             2002       2001       2000
                                                           --------   --------   --------
NUMERATOR:
   Numerator for basic earnings per share -
      Net income .......................................   $ 36,445   $ 32,083   $ 31,945
   Effect of dilutive securities:
      Income allocated to Common OP Units
      (net of extraordinary loss on early
      extinguishment of debt) ..........................      8,926      8,209      8,199
                                                           --------   --------   --------
   Numerator for diluted earnings per share -
      Income available to Common Stockholders after
      assumed conversions ..............................   $ 45,371   $ 40,292   $ 40,144
                                                           ========   ========   ========

DENOMINATOR:
   Denominator for basic earnings per share -
      Weighted average Common Stock outstanding ........     21,617     21,036     21,469
   Effect of dilutive securities:
      Weighted average Common OP Units .................      5,403      5,466      5,592
      Employee stock options ...........................        612        508        347
                                                           --------   --------   --------
   Denominator for diluted earnings per share -
      Adjusted weighted average Common Stock outstanding
      after assumed conversions ........................     27,632     27,010     27,408
                                                           ========   ========   ========

NOTE 4 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS

      The following table presents the changes in the Company's outstanding Common Stock for the years ended December 31, 2002, 2001 and 2000 (excluding OP Units of 5,359,927, 5,426,374 and 5,514,330 outstanding at December 31, 2002,
2001 and 2000, respectively):

                                                                    2002           2001            2000
                                                                ------------   ------------    ------------
Shares outstanding at January 1, ............................     21,562,343     21,064,785      22,813,357
     Common Stock issued through conversion of OP Units .....         66,447         87,956          59,190
     Common Stock issued through exercise of options ........        282,959        387,115         138,029
     Common Stock issued through stock grants ...............        108,341         57,000          92,070
     Common Stock issued through Employee Stock Purchase Plan         73,150         98,987          68,739
     Common Stock repurchased and retired ...................             --       (133,500)     (2,106,600)
                                                                ------------   ------------    ------------
Shares outstanding at December 31, ..........................     22,093,240     21,562,343      21,064,785
                                                                ============   ============    ============

      As of December 31, 2002 and 2001, the Company's percentage ownership of the Operating Partnership was approximately 80%. The remaining approximately 20% is owned by the Common OP Unitholders.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS (CONTINUED)

      In March 1997, the Company's Board of Directors approved a Common Stock repurchase plan whereby the Company was authorized to repurchase and retire up to 1.0 million shares of its Common Stock. No shares of Common Stock were repurchased during the years ended December 31, 2002 or 2001. However, under the plan, the Company repurchased approximately 2.1 million shares of Common Stock at an average price of $24.06 per share during the year ended December 31, 2000, using proceeds from borrowings on the Line of Credit.

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

      The following distributions have been declared and/or paid to common stockholders and Minority Interests since January 1, 2000.

  DISTRIBUTION     FOR THE QUARTER     SHAREHOLDER RECORD
AMOUNT PER SHARE        ENDING                DATE             PAYMENT DATE
----------------  ------------------  --------------------  ------------------
     $0.4150          March 31, 2000        March 31, 2000      April 14, 2000
     $0.4150           June 30, 2000         June 30, 2000       July 14, 2000
     $0.4150      September 30, 2000    September 29, 2000    October 13, 2000
     $0.4150       December 31, 2000     December 29, 2000    January 12, 2001
----------------  ------------------  --------------------  ------------------
     $0.4450          March 31, 2001        March 30, 2001      April 13, 2001
     $0.4450           June 30, 2001         June 29, 2001       July 13, 2001
     $0.4450      September 30, 2001    September 28, 2001    October 12, 2001
     $0.4450       December 31, 2001     December 28, 2001    January 11, 2002
----------------  ------------------  --------------------  ------------------
     $0.4750          March 31, 2002        March 29, 2002      April 12, 2002
     $0.4750           June 30, 2002         June 28, 2002       July 12, 2002
     $0.4750      September 30, 2002    September 27, 2002    October 11, 2002
     $0.4750       December 31, 2002     December 27, 2002    January 10, 2003
----------------  ------------------  --------------------  ------------------

      The Company adopted, effective July 1, 1997, the 1997 Non-Qualified Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, certain employees and directors of the Company may each annually acquire up to $250,000 of Common Stock of the Company. The aggregate number of shares of Common Stock available under the ESPP shall not exceed 1,000,000, subject to adjustment by the Board of Directors. The Common Stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of Common Stock on the last day of the offering period; and (b) the closing price for a share of Common Stock on the first day of the offering period. Shares of Common Stock issued through the ESPP for the years ended December 31, 2002, 2001 and 2000 were 71,107, 96,485 and 68,739, respectively.

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

      During the year ended December 31, 2000, in accordance with a settlement agreement (the "Settlement") related to our purchase of a portfolio of Properties known as the Ellenburg Acquisition, we received $13.5 million previously held in escrow of which $3.0 million was recorded as interest income related to these funds. In connection with the Settlement, we sold three communities - Mesa Regal RV Resort, Mon Dak and Naples Estates - for an aggregate sales price of $59.0 million, including cash proceeds of $40.0 million and assumption of debt by the purchaser of $19.0 million. On February 29, 2000, a consolidated subsidiary of the Company, sold the water and wastewater service company and facilities known as FFEC-Six in a cash sale with net proceeds of approximately $4.2 million and a gain on the sale of $719,000 (or $0.03 per fully diluted share) was recorded in other income on the accompanying statement of operations for the year ended December 31, 2000.

      In March 2000, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", a consolidated subsidiary of the Company, recorded an impairment loss on the DeAnza Santa Cruz water and wastewater service company business. Our estimates indicated that the undiscounted future cash flows from the business would be less than the carrying value of the business and its related assets. We recorded an asset impairment loss of $701,000 (or $0.03 per fully diluted share) which is included as a reduction of other income in the accompanying statement of operations for the year ended December 31, 2000. This loss represents the difference between the carrying value of the DeAnza Santa Cruz water and wastewater service company business and its related assets and their estimated fair market value.

      During the year ended December 31, 2001, we acquired two Florida Properties, totaling 730 sites, for an aggregate purchase price of approximately $17.3 million and completed the sale of seven properties, totaling 1,281 sites, in Kansas, Missouri and Oklahoma, for a total sale price of approximately $17.4 million. A gain of $8.1 million was recorded on the sale. In addition, we terminated a lease to a third-party operator for the campground and RV resort facilities at the Property known as Bulow Plantation in Flagler Beach, Florida, and assumed operation of these facilities directly. Also during 2001, we finalized a settlement agreement whereby we received $10.8 million in proceeds related to the sale of a Property in Indiana.

      During the year ended December 31, 2002, we acquired the eleven Properties listed in the table below. The acquisitions were funded with borrowings on our Line of Credit and the assumption of $47.9 million of mortgage debt, which includes a $3.0 million discount mark-to-market adjustment. In addition, we purchased adjacent land and land improvements for several Properties for approximately $559,000.

                                                                 TOTAL    PURCHASE
  DATE ACQUIRED           PROPERTY               LOCATION        SITES      PRICE     DEBT ASSUMED
-----------------  -----------------------  -------------------  -----  ------------  ------------
                                                                        ($ millions)  ($ millions)
March 12, 2002     Mt. Hood Village         Welches, OR            450    $   7.2       $    ---
July 10, 2002      Harbor View Village      New Port Richey, FL    471       15.5            8.1
July 31, 2002      Golden Sun               Apache Junction, AZ    329        6.3            3.1
July 31, 2002      Countryside RV Resort    Apache Junction, AZ    560        7.5            ---
July 31, 2002      Holiday Village          Ormond Beach, FL       301       10.4            7.1
July 31, 2002      Breezy Hill RV Resort    Pompano Beach, FL      762       20.5           10.5
August 14, 2002    Highland Woods           Pompano Beach, FL      148        3.9            2.5
August 7, 2002     Tropic Winds RV Resort   Harlingen, TX          531        4.9            ---
October 1, 2002    Silk Oak Lodge           Clearwater, FL         180        6.2            3.9
December 18, 2002  Hacienda Village         New Port Richey, FL    519       16.8           10.2
December 31, 2002  Glen Ellen               Clearwater, FL         117        2.4            2.5
                                                                 -----  ------------  ------------
TOTALS                                                           4,368    $ 101.6       $   47.9
                                                                 =====  ============  ============

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN REAL ESTATE (CONTINUED)

      Also during 2002, we effectively sold 17 Properties as part of a restructuring of the College Heights Joint Venture discussed hereinafter. In addition, we sold Camelot Acres, a 319 site Property in Burnsville, Minnesota, for approximately $14.2 million.

      All acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. We acquired all of the Properties from unaffiliated third parties.

      During the years ended December 31, 2002 and 2001, we capitalized approximately $5.7 million and $2.4 million of costs, respectively, primarily legal costs, relative to our efforts to effectively change the use and operations of several Properties which are currently recorded in other assets. These costs will be expensed if management determines these efforts will not be successful.

      We actively seek to acquire additional Properties and currently are engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages which may include contracts outstanding to acquire certain manufactured home communities which are subject to satisfactory completion of our due diligence review.

NOTE 6 - INVESTMENT IN JOINT VENTURE

      The Company recorded approximately $1.3 million, $283,000 and $8,000 of net income from joint ventures in the years ended December 31, 2002, 2001 and 2000, respectively; and received approximately $607,000 and $1.6 million in distributions in the years ended December 31, 2002 and 2001, respectively. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

The following is a summary of the Company's investments on unconsolidated joint ventures:

                                                        NUMBER OF    ECONOMIC    INVESTMENT AS OF  INVESTMENT AS OF
       PROPERTY                             LOCATION      SITES    INTEREST (A)    DEC. 31, 2002     DEC. 31, 2001
--------------------------------------  --------------  ---------  ------------  ----------------  ----------------
                                                                                  (in thousands)   (in thousands)
Trails West                             Tucson, AZ            503           50%         $   1,917     $     1,908
Plantation                              Calimesa, CA          385           50%             2,861           2,763
Manatee                                 Bradenton, FL         290           90%               631             723
Home                                    Hallandale, FL        136           90%             1,092           1,106
Villa del Sol                           Sarasota, FL          207           90%               726             808
Voyager RV Resort                       Tucson, AZ             --           25%             4,463           4,545
Preferred Interests in College Heights                         --           17%             7,944              --
                                                        ---------                ----------------  ----------------
                                                            1,521                       $  19,634     $    11,853
                                                        =========                ================  ================

(a) The percentages shown approximate the Company's economic interest. The Company's legal interest may differ.

      Effective September 1, 2002, the Company restructured its investment in Wolverine Property Investment Limited Partnership (the "College Heights Joint Venture" or the "Venture"), a joint venture with Wolverine Investors, LLP. The Venture included 18 Properties with 3,581 sites. The results of operations of the College Heights Joint Venture prior to restructuring were included with the results of the Company due to the Company's voting equity interest and control over the Venture. Pursuant to the restructuring, the Company sold its general partnership interest, sold all of the Company's voting equity interest and reduced the Company's total investment in the College Heights Joint Venture. As consideration for the sale, the Company retained sole ownership of Down Yonder, a 361 site Community in Clearwater, Florida, received cash of approximately $5.2 million and retained preferred limited partnership interests of approximately $10.3 million, recorded net of a $2.4 million reserve. The continuing preferred limited partnership interests will be accounted for using the equity method and reported as an investment in a joint venture.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - ACQUISITION OF REALTY SYSTEMS, INC.

      On January 1, 2002, the Company purchased all of the common stock of Realty Systems, Inc. ("RSI"). The Company previously owned the non-voting preferred stock of RSI and had notes receivable from RSI which were recorded as an investment in affiliate. The Company purchased the common stock of RSI from Equity Group Investments, Inc., controlled by Samuel Zell, Chairman of the Board of Directors of the Company, for approximately $675,000. As a result of this acquisition, the Company owns and controls RSI and consolidates the financial results of RSI with those of the Company. Prior to the purchase of the common stock of RSI, we accounted for our investment in RSI on the equity method and classified the investment as investment in and advances to affiliates.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                           (amounts in thousands)
ASSETS
Buildings and other depreciable property   $                6,656
Cash and cash equivalents ..............                      839
Notes receivable .......................                    4,772
Investment in joint ventures ...........                      200
Inventory ..............................                   35,524
Prepaid expenses and other assets ......                    2,724
                                           ----------------------
   Total assets acquired ...............                   50,715

LIABILITIES
Other notes payable ....................                  (12,862)
Accounts payable and accrued expenses ..                   (2,718)
Accrued interest payable ...............                      (73)
                                           ----------------------
   Total liabilities assumed ...........                  (15,653)

Conversion of previous investment ......                  (34,387)
                                           ----------------------
Cash paid for common equity interest ...   $                 (675)
                                           ======================

NOTE 8 - NOTES RECEIVABLE

      At December 31, 2002 and 2001, the Company had approximately $10.0 million and $1.5 million in notes receivable, respectively. On December 28, 2000, the Company, in connection with the Voyager Joint Venture, entered into an agreement to loan $3.0 million to certain principals of Meadows Management Company. The notes are collateralized with a combination of Common OP Units and partnership interests in this and other joint ventures. The notes bear interest at prime plus 0.5% per annum, require quarterly interest only payments and mature on December 31, 2011. The outstanding balance on these notes as of December 31, 2002 is $1.5 million.

      The Company has approximately $8.5 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.4%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by manufactured homes at certain of the Properties.

NOTE 9 - EMPLOYEE NOTES RECEIVABLE

      As of December 31, 2002 and 2001, the Company had employee notes receivable of approximately $2.7 million and $3.8 million respectively, collateralized by shares of the Company's Common Stock. These notes are presented as a reduction of Stockholder's Equity.

      In December 1992, certain directors, officers and other individuals each entered into subscription agreements with the Company to acquire a total of 440,000 shares of the Company's Common Stock at $7.25 per share. The Company received from these individuals notes (the "1993 Employee Notes") in exchange for their shares. The 1993 Employee Notes accrued interest at 6.77% per annum, matured on March 2, 2003 and were repaid before the maturity date.

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

NOTE 10 - LONG-TERM BORROWINGS

      As of December 31, 2002 and December 31, 2001, the Company had outstanding mortgage indebtedness of approximately $575.4 million and $590.4 million, respectively, encumbering 66 and 77 of the Company's Properties, respectively. As of December 31, 2002 and December 31, 2001, the carrying value of such Properties was approximately $720 million and $693 million, respectively.

      The outstanding mortgage indebtedness as of December 31, 2002 consists of:

- A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 28 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and pays interest at 7.015% per annum. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is presented net of a settled hedge of $3.0 million (net of accumulated amortization of $247,000) which is being amortized into interest expense over the life of the loan.

- A $92.3 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $49.4 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owed by MHC Stagecoach L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures September 1, 2011.

- A $22.0 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC-Bay Indies Financing Limited Partnership. The Bay Indies Mortgage bears interest at a rate of 7.48% per annum, amortizes beginning August 1, 1994 over 27.5 years and matures July 1, 2004.

- A $15.5 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- Approximately $131.6 million of mortgage debt on 24 other various Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. Scheduled maturities for the outstanding indebtedness are at various dates through November 30, 2020, and fixed interest rates range from 6.5% to 9.3% per annum. Included in this debt, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997.

      We have an unsecured Line of Credit with a group of banks (the "Line of Credit") with a total facility of $150 million, bearing interest at a rate of LIBOR plus 1.125% that matures on August 9, 2003 with two one-year extension options with which we may extend the maturity through August 9, 2005. We pay a quarterly fee on the average unused amount of the total facility equal to 0.15% of such amount. As of December 31, 2002, $65.3 million was available under the Credit Agreement.

      We have a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at the London Interbank Offered Rate ("LIBOR") of LIBOR plus 1.0% that matures on August 9, 2003 with two one-year extension options with which we may extend the maturity through August 9, 2005

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LONG-TERM BORROWINGS (CONTINUED)

      On October 29, 2001, we entered into the 2001 Swap effectively fixing the LIBOR rate on $100 million of our floating rate debt at approximately 3.7% per annum for the period October 2001 through August 2004. The terms of the 2001 Swap require monthly settlements on the same dates interest payments are due on the debt. In accordance with SFAS No. 133 as herein defined, the 2001 Swap will be reflected at market value. We believe the 2001 Swap is a perfectly effective cash flow hedge, under SFAS No. 133, and there will be no effect on net income as a result of the mark-to-market adjustments. As of December 31, 2002, the hedge represented a liability of approximately $4.5 million and is recorded in accounts payable and accrued expenses. Mark-to-market changes in the value of the swap are included in other comprehensive income.

      In July 1998, we entered into an interest rate swap agreement (the "1998 Swap") effectively fixing LIBOR on $100 million of the Company's floating rate debt at 6.4% for the period 1998 through 2003. The cost of the 1998 Swap consisted only of legal costs that were deemed immaterial. The value of the 1998 Swap was impacted by changes in the market rate of interest. We accounted for the 1998 Swap as a hedge. Payments and receipts under the 1998 Swap were accounted for as an adjustment to interest expense. On January 10, 2000, we unwound the 1998 Swap and received $1.0 million of proceeds which is being amortized into interest expense through March 2003.

      Aggregate payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):

                              YEAR                      AMOUNT
             --------------------------------------  -----------
                              2003                   $    13,753
                              2004                        38,758
                              2005                       193,377
                              2006                        19,965
                              2007                       268,494
                           Thereafter                    225,190
             Net unamortized premiums and discounts          696
                                                     -----------
                             Total                   $   760,233
                                                     ===========

NOTE 11 - LEASE AGREEMENTS

      The leases entered into between the tenant and the Company for the rental of a site are month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Noncancelable long-term leases are in effect at certain sites within 25 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain floors and ceilings. Additionally, periodic market rate adjustments are made as deemed necessary. Future minimum rents are scheduled to be received under noncancelable tenant leases at December 31, 2002 as follows (amounts in thousands):

                           YEAR         AMOUNT
                       -----------  -------------
                           2003     $      44,211
                           2004            45,999
                           2005            43,378
                           2006            32,432
                           2007            29,443
                        Thereafter         38,528
                                    -------------
                          Total     $     233,991
                                    =============

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - GROUND LEASES

      The Company leases land under noncancellable operating leases at certain of the Properties expiring in various years from 2022 to 2031 with terms which require twelve equal payments per year plus additional rents calculated as a percent of gross revenues. For the years ended December 31, 2002, 2001 and 2000, ground lease rent was $1.6 million. Minimum future rental payments under the ground leases are $1.6 million for each of the next five years and $26.3 million thereafter.

NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

      Equity Group Investments, Inc. ("EGI"), an entity controlled by Mr. Samuel Zell, Chairman of the Board of Directors, and certain of its affiliates have provided services such as administrative support, investor relations, corporate secretarial, real estate tax evaluation services, market consulting and research services. Fees paid to EGI and its affiliates amounted to approximately $1,000, $2,000 and $26,000 for the years ended December 31, 2002, 2001 and 2000, respectively. There were no significant amounts due to these affiliates as of December 31, 2002 and 2001, respectively.

      Certain related entities, owned by persons affiliated with Mr. Zell, have provided services to the Company. These entities include, but are not limited to, The Riverside Agency, Inc. which provided insurance brokerage services and Equity Office Properties Trust, of which Mr. Zell is the Chairman of the Board, which provides office space to the Company. Fees paid to these entities amounted to approximately $645,000, $454,000 and $442,000 for the years December 31, 2002, 2001 and 2000, respectively. Amounts due to these affiliates were approximately $52,000 and $32,000 as of December 31, 2002 and 2001, respectively.

      Related party agreements or fee arrangements are generally for a term of one year and approved by independent members of the Board of Directors.

NOTE 14 - STOCK OPTION PLAN AND STOCK GRANTS

      A Stock Option Plan (the "Plan") was adopted by the Company in December 1992. Pursuant to the Plan, certain officers, directors, employees and consultants of the Company may be offered the opportunity to acquire shares of Common Stock through the grant of stock options ("Options"), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The Compensation Committee will determine the vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 2002, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. The Plan allows for 10,000 Options to be granted annually to each director. The Common Stock with respect to which the Options may be granted during any calendar year to any grantee shall not exceed 250,000 shares. In addition, the Plan provides for the granting of stock appreciation rights ("SARs") and restricted stock grants ("Stock Grants"). A maximum of 4,000,000 shares of Common Stock were available for grant under the Plan as of December 31, 2002.

      In 1998, the Company awarded 233,500 Stock Grants to certain members of senior management of the Company. These Stock Grants vest over five years, but may be restricted for a period of up to ten years depending upon certain performance benchmarks tied to increases in funds from operations being met. The fair market value of these Stock Grants of approximately $5.7 million as of the date of grant was treated in 1998 as deferred compensation and amortized in accordance with their vesting. The Company amortized approximately $1.1 million, $2.0 million, and $593,000 related to these Stock Grants in 2002, 2001, and 2000, respectively. The balance of unamortized deferred compensation related to these Stock Grants is $1.1 million as of December 31, 2002.

      In 1999, the Company awarded 65,000 Stock Grants to certain members of senior management of the Company. These Stock Grants vest over three years with one-half vesting in 1999. The fair market value of these Stock Grants of approximately $1.5 million as of the date of grant was treated in 1999 as deferred compensation and amortized in accordance with their vesting. The Company amortized approximately $0, $386,000, and $385,000 related to these Stock Grants in 2002, 2001, and 2000, respectively. The balance of unamortized deferred compensation related to these Stock Grants is $0 as of December 31, 2002.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCK OPTION PLAN AND STOCK GRANTS (CONTINUED)

      In 2000, the Company awarded 69,750 Stock Grants to certain members of senior management of the Company. These Stock Grants vest over three years with one-half vesting in 2000. The fair market value of these Stock Grants of approximately $1.9 million as of the date of grant was treated in 2000 as deferred compensation and amortized in accordance with their vesting. The Company amortized approximately $478,000, $478,000, and $955,000 related to these Stock Grants in 2002, 2001, and 2000, respectively. The balance of unamortized deferred compensation related to these Stock Grants is $0 as of December 31, 2002.

      In 2001, the Company awarded 43,000 Stock Grants to certain members of senior management of the Company. These Stock Grants vest over five years, but may be restricted for a period of up to ten years depending upon certain performance benchmarks tied to increases in funds from operations being met. The fair market value of these Stock Grants of approximately $1.2 million as of the date of grant was treated in 2001 as deferred compensation and amortized in accordance with their vesting. The Company amortized approximately $239,000 and $239,000 related to these Stock Grants in 2002 and 2001, respectively. The balance of unamortized deferred compensation related to these Stock Grants is approximately $718,000 as of December 31, 2002.

      In 2002, the Company awarded 69,750 Stock Grants to certain members of senior management of the Company. These Stock Grants vest over three years, but may be restricted for a period of up to ten years depending upon certain performance benchmarks tied to increases in funds from operations being met. The fair market value of these Stock Grants of approximately $2.2 million as of the date of grant was treated in 2002 as deferred compensation and amortized in accordance with their vesting. The Company amortized approximately $1.4 million related to these Stock Grants in 2002. The balance of unamortized deferred compensation related to these Stock Grants is approximately $724,000 as of December 31, 2002.

      In 1999, the Plan was amended to provide a Stock Grant of 2,000 shares vesting over three years in lieu of the 10,000 Options granted after the amendment to each director, if the director so elects. The fair market value of Stock Grants awarded to directors of approximately $537,000, $432,000 and $401,000 in 2002, 2001 and 2000 respectively, were treated as deferred compensation and amortized in accordance with their vesting. The Company amortized approximately $457,000 related to these Stock Grants in 2002. The balance of unamortized deferred compensation related to the 2002, 2001 and 2000 Stock Grants is $358,000, $144,000 and $0, respectively, as of December 31, 2002.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its Options and Stock Grants because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's Options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Additionally, the amount recognized as expense for the Stock Grants during any given year of the performance period is dependent on certain performance benchmarks being met. Effective in the first quarter of 2003, we will adopt the fair value method as proscribed in SFAS No. 123. We have not yet determined which of the proposed methodologies we will utilize.

      Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its Options and Stock Grants under the fair value method of that Statement. The fair value for the Options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 3.5%, 3.5% and 5.5%; dividend yields of 5.6%, 6.3% and 6.3%; volatility factors of the expected market price of the Company's Common Stock of .14, .19 and .20; and a weighted-average expected life of the Options of 5 years. The fair value of the Stock Grants granted in 2001, 2001 and 2000 has been estimated at approximately 30% below the calculated fair market value on the date of grant because these Stock Grants may remain restricted even after they become fully vested.

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

      For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period and the estimated fair value of the Stock Grants is amortized to expense over the same period. The pro forma effect of SFAS No. 123 on the Company's net income for the years ended December 31, 2002, 2001 and 2000 was $296,000 ($0.01 per share), $725,000 ($0.02 per share) and $479,000 ($0.1 per share), respectively.

      A summary of the Company's stock option activity, and related information for the years ended December 31, 2002, 2001 and 2000 follows:

                                                WEIGHTED AVERAGE
                              SHARES SUBJECT   EXERCISE PRICE PER
                                TO OPTIONS            SHARE
                              --------------  -------------------
Balance at December 31, 1999     2,019,447      $       21.72
    Options granted                440,077              25.94
    Options exercised             (250,092)             23.17
    Options canceled              (101,227)             24.33
                              --------------
Balance at December 31, 2000     2,108,205              22.30
    Options granted                234,150              29.44
    Options exercised             (387,115)             19.98
    Options canceled               (69,891)             25.05
                              --------------
Balance at December 31, 2001     1,885,349              23.57
    Options granted                105,750              31.97
    Options exercised             (283,159)             20.48
    Options canceled               (49,493)             24.94
                              --------------
Balance at December 31, 2002     1,658,447              24.59
                              ==============

      On March 23, 2001, the Company's Board of Directors approved resolutions amending and restating the Plan effective March 23, 2001 (the "Amended Plan") to increase the number of Common Shares issuable thereunder by 2,000,000 shares of Common Stock to an aggregate of 6,000,000 shares. On May 8, 2001, the Company's shareholders approved the Amended Plan.

      As of December 31, 2002, 2001 and 2000, 1,252,344 shares, 1,252,344 shares and 416,603 shares remained available for grant, respectively, and 1,328,617, shares, 1,422,211 shares and 1,562,074 shares were exercisable, respectively. Exercise prices for Options outstanding as of December 31, 2002 ranged from $12.88 to $33.55, with the substantial majority of the exercise prices exceeding $19.28. The remaining weighted-average contractual life of those Options was 5.6 years. The weighted average exercise price of outstanding and exercisable Options was $27.03 as of December 31, 2002.

NOTE 15 - PREFERRED STOCK

      The Company's Board of Directors is authorized under the Company's charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $.01 par value preferred stock (the "Preferred Stock"), with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company's Common Stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of The New York Stock Exchange. As of December 31, 2002 and 2001, no Preferred Stock was issued by the Company.

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

      In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant's vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company's contribution to the 401(k) Plan was approximately $248,000, $353,000 and $315,000, for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's plan contribution for the profit sharing component of the 401(k) Plan is $142,000 for the year ended December 31, 2002.

      The Company has established a supplemental executive retirement plan (the "SERP") to provide certain officers and directors an opportunity to defer a portion of their eligible compensation in order to save for retirement and for the education of their children. The SERP is restricted to investments in Company common shares, certain marketable securities that have been specifically approved, or cash equivalents. In accordance with EITF 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested", the deferred compensation liability represented in the SERP and the securities issued to fund such deferred compensation liability are consolidated by the Company on the balance sheet. Assets held in the SERP are included in other assets and are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Company shares held in the SERP are classified in shareholders equity due to the inability of the Company to repurchase these shares.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

DEANZA SANTA CRUZ MOBILE ESTATES

      The residents of DeAnza Santa Cruz Mobile Estates, a property located in Santa Cruz, California, brought several actions opposing fees and charges in connection with water service at the property. As a result of one action, the Company rebated approximately $36,000 to the residents. The DeAnza Santa Cruz Homeowners Association then proceeded to a jury trial alleging these "overcharges" entitled them to an award of punitive damages. In January 1999, a jury awarded the HOA $6.0 million in punitive damages. On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgment interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the California Mobile Home Residency Law ("MRL"). The decision of the appellate court left the HOA, the plaintiff in this matter, with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. In order to resolve this matter, the Company accrued for and agreed to pay $201,000 to the HOA. This payment resolves the punitive damage claim. The HOA's attorney has made a motion asking for an award of attorneys' fees and costs in the amount of approximately $1.5 million as a result of this resolution of the litigation. The Company will vigorously oppose any award of attorneys' fees and costs and has asked the court to rule that the Company is the prevailing party.

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

      Second, the settlement agreement provides a process for determining the rent for 15 sites not subject to rent control, including in certain circumstances, back rent owing from certain dates in 2001. The settlement agreement generally gives tenants at these sites three (3) options with respect to their tenancies. Such tenants may (1) enter into a 34-year lease providing a rent based on rent control with future escalations based on the CPI, but with the Company retaining the right to charge market rents determined by the Company upon turnover; (2) enter into a ten (10) year lease with a monthly rent to be determined by binding arbitration and effective October 1, 2001; or (3) elect to sell such tenant's home to a third party and pay back rent owing to the Company (the amount of which will be determined by arbitration if not agreed to between the tenant and the Company) since January 1, 2001. In certain circumstances the Company will purchase the tenant's home based upon a mechanism provided in the settlement agreement.

      In exchange for the tenants' agreement to the alternative dispute resolution procedures, the process for resolving back rent owed by tenants not subject to rent control, and to dismiss the 2000 Lawsuit, the Company accrued for and agreed to pay $730,000 in 2002.

OTHER CALIFORNIA RENT CONTROL LITIGATION

      As part of the Company's effort to realize the value of its Properties subject to rent control, the Company has initiated lawsuits against several municipalities in California. The Company's goal is to achieve a level of regulatory fairness in California's rent control jurisdictions, and in particular those jurisdictions that prohibit increasing rents to market upon turnover. This regulatory feature, called vacancy control, allows tenants to sell their homes for a premium representing the value of the future discounted rent-controlled rents. In the Company's view, such regulation results in a transfer of the value of the Company's shareholders' land, which would otherwise be reflected in market rents, to tenants upon the sales of their homes in the form of an inflated purchase price that cannot be attributed to the value of the home being sold. As a result, in the Company's view, the Company loses the value of its asset and the selling tenant leaves the community with a windfall premium. The Company has discovered through the litigation process that certain municipalities considered condemning the Company's communities at values well below the value of the underlying land. In the Company's view, a failure to articulate market rents for sites governed by restrictive rent control would put the Company at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, could represent substantial lost value to shareholders. The Company is cognizant of the need for affordable housing in the jurisdictions, but asserts that restrictive rent regulation with vacancy control does not promote this purpose because the benefits of such regulation are fully capitalized into the prices of the homes sold. The Company estimates that the annual rent subsidy to tenants in these jurisdictions is approximately $15 million. In a more well-balanced regulatory environment, the Company would receive market rents that would eliminate the subsidy and homes would trade at or near their intrinsic value.

      The Company's efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The 2000 Lawsuit described above under DeAnza Santa Cruz Mobile Estates is one example. The homeowners association at Contempo Marin ("CMHOA"), a 396 site property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a pass-through amount of $7.50 that the Company believes had been agreed to by the CMHOA in a settlement agreement. The Company intends to vigorously defend the matter. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

ELLENBURG COMMUNITIES

      The Company and certain other parties entered into a settlement agreement (the "Settlement"), which was approved by the Los Angeles County Superior Court in April 2000. The Settlement resolved substantially all of the litigation and appeals involving the Ellenburg Properties, and transactions arising out of the settlement closed on May 22, 2000. Only the appeal of one entity remains, the outcome of which is not expected to materially affect the Company (see Note 5).

      In connection with the Ellenburg Acquisition, on September 8, 1999, Ellenburg Fund 20 ("Fund 20") filed a cross complaint in the Ellenburg dissolution proceeding against the Company and certain of its affiliates alleging causes of action for fraud and other claims in connection with the Ellenburg acquisition. The Company subsequently successfully had the cross complaint against the Company and its affiliates dismissed with prejudice by the California Superior Court. However, Fund 20 has appealed. Although, this appeal was one not resolved by the Settlement, the California Court of Appeal dismissed Fund 20's substantive appeals on March 13, 2003 as moot.

      In October 2001, Fund 20 sued the Company and certain of its affiliates again, this time in Alameda County, California making substantially the same allegations. The Company obtained an injunction preventing the case from proceeding until the Fund 20 appeal is decided and other related proceedings in Arizona (from which the Company has already been dismissed with prejudice) are concluded. When the March 13, 2003 Court of Appeal dismissal becomes final in May 2003, the Company will seek to have the Alameda County action dismissed if Fund 20 will not voluntarily dismiss this action. The Company believes Fund 20's allegations are without merit and will vigorously defend itself.

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

      Throughout the summer of 2002, the Company's Delaware legal counsel engaged in dialogue with representatives of the State concerning various matters, including the lease provisions to which the State had objected but which the Company wished to incorporate in future leases. Through this process, it became apparent that the parties could not reach agreement as to the legality or enforceability of the proposed lease provisions, and that the Company would need to seek declaratory relief from a court in order to resolve the matter, as contemplated by the Consent Order. Accordingly, on August 29, 2002, the Company filed a Petition for Declaratory Judgment and Other Relief (as amended, the "Petition") in Sussex County, Delaware Superior Court (the "Court").

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      In response to the filing of the Petition, on October 1, 2002, the State filed its Answer to Petition for Declaratory and Other Relief, and Counterclaims for Civil Enforcement and Contempt (as amended, "Answer and Counterclaim") with the Court. In the Answer and Counterclaim, the State seeks, inter alia, restitution, statutory penalties, investigative costs and attorneys' fees under the Delaware Mobile Home Lots and Leases Act, the Consumer Fraud Act, the Uniform Deceptive Trade Practices Act and the Delaware Consumer Contracts law, and separately seeks a finding of contempt and related contempt penalties for alleged violations of the Consent Order.

      The Company filed a Motion to Dismiss Respondents' Counterclaims with the Court on October 29, 2002, and the State filed a Motion for Summary Judgment with the Court on November 15, 2002. These motions are in the briefing stage. On December 30, 2002, the Company filed a First Amended Petition for Declaratory Judgment and Other Relief with the Court, and on January 31, 2003, the State filed an Amended Answer and Counterclaim with the Court. The State filed a Motion to Dismiss with Prejudice Petitioner's First Amended Petition for Declaratory Judgment an Other Relief for Failure to Join and Indispensable Third Party with the Court on February 25, 2003.

      The Company believes that it has complied, and continues to comply, with the Consent Order, and that the filing of the Petition was expressly contemplated by the Consent Order. The Company believes that the State's allegations in the Answer and Counterclaim are without merit and will vigorously defend itself.

WESTWINDS

      The Operating Partnership is the ground lessee ("Lessee") of certain property in San Jose, California under ground leases ("Leases") from the Nicholson Family Trust ("Lessor"). On February 13, 2001, Lessor filed a petition for arbitration of disputes over whether certain items constitute "gross revenue" under the Leases, in which petition Lessor sought damages and termination of the Leases. Lessee responded on March 12, 2001 disputing Lessor's contentions. Lessor claimed that "gross revenue" for the purpose of calculating percentage rent owing to Lessor under the Leases included certain amounts Lessee had recouped from tenants of the Property (who are protected by rent control) related to ground rent already paid to Lessor. Lessee had successfully been able to pass-through to tenants at the Property increases in ground rent under the Leases. Lessee contended that this pass-through resulted in reimbursement of lease expense, not "gross revenue." Lessor also contended that the "net income" of RSI from the Property should be included in the gross revenue calculation. Lessee disputed this for many reasons, including, but not limited to, the fact that RSI is not a lessee under the Leases, the sales activity is not conducted by Lessee, and RSI is a separate company from Lessee.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following is unaudited quarterly data for 2002, 2001 and 2000 (amounts in thousands, except for per share amounts):

                                                          FIRST     SECOND    THIRD     FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                         2002                              3/31      6/30      9/30     12/31
------------------------------------------------------   -------   -------   -------   -------
Total revenues (a) ...................................   $64,019   $65,214   $66,020   $69,303
Income from discontinued operations (a) ..............   $   298   $   287   $   241   $   257
Income before allocation to Minority Interests and
    extraordinary loss on early extinguishment of debt   $11,695   $10,841   $11,170   $22,917
Net income available to common shareholders ..........   $ 7,115   $ 6,438   $ 6,712   $16,180

Weighted average Common Shares outstanding - Basic ...    21,433    21,563    21,676    21,794
Weighted average Common Shares outstanding - Diluted .    27,508    27,664    27,693    27,678

Net income per Common Share outstanding - Basic ......   $  0.33   $  0.30   $  0.31   $  0.74
Net income per Common Share outstanding - Diluted ....   $  0.32   $  0.29   $  0.30   $  0.73

(a) Amounts may differ from previously disclosed amounts due to reclassification of discontinued operations.

                                                          FIRST     SECOND    THIRD     FOURTH
                                                         QUARTER   QUARTER   QUARTER   QUARTER
                         2001                              3/31      6/30      9/30     12/31
------------------------------------------------------   -------   -------   -------   -------
Total revenues (a) ...................................   $57,088   $55,785   $55,076   $56,108
Income from discontinued operations (a) ..............   $   280   $   229   $   280   $   254
Income before allocation to Minority Interests and
    extraordinary loss on early extinguishment of debt   $18,739   $10,512   $10,468   $11,825
Net income available to common shareholders ..........   $12,644   $ 6,135   $ 6,097   $ 7,207

Weighted average Common Shares outstanding - Basic ...    20,793    20,969    21,108    21,266
Weighted average Common Shares outstanding - Diluted .    26,771    26,898    27,071    27,293

Net income per Common Share outstanding - Basic ......   $  0.61   $  0.29   $  0.29   $  0.34
Net income per Common Share outstanding - Diluted ....   $  0.59   $  0.29   $  0.28   $  0.33

(a) Amounts may differ from previously disclosed amounts due to reclassification of discontinued operations.

                                   SCHEDULE II
                       MANUFACTURED HOME COMMUNITIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 2002

                                                                 ADDITIONS
                                                           ------------------------
                                               BALANCE AT  CHARGED TO      CHARGED                  BALANCE AT
                                               BEGINNING     INCOME       TO OTHER   DEDUCTIONS(1)     END OF
                                               OF PERIOD                  ACCOUNTS                    PERIOD
                                               ----------  ----------    ----------  -------------  ----------
For the year ended December 31, 2000:

     Allowance for doubtful accounts.........   $300,000    $322,574         $   --     ($322,574)    $300,000

For the year ended December 31, 2001:

     Allowance for doubtful accounts.........   $300,000    $426,579         $   --     ($426,579)    $300,000

For the year ended December 31, 2002:

     Allowance for doubtful accounts.........   $300,000    $940,565         $   --     ($540,565)    $700,000

(1)   Deductions represent tenant receivables deemed uncollectible.

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                             (AMOUNTS IN THOUSANDS)

                                                                                                        Costs
                                                                                                     Capitalized
                                                                                                    Subsequent to
                                                                           Initial Cost to           Acquisition
                                                                               Company              (Improvements)
                                                                       ----------------------   ---------------------

                                                                                  Depreciable             Depreciable
          Real Estate               Location            Encumbrances     Land      Property      Land      Property
------------------------------   ---------------   --   ------------   --------   -----------   ------   ------------
Apollo Village                   Phoenix           AZ          4,074        932         3,219        0            515
Brentwood Manor                  Mesa              AZ          4,439      1,997         6,024        0            432
Carefree Manor                   Phoenix           AZ              0        706         3,040        0            155
Casa del Sol #1                  Peoria            AZ         10,460      2,215         6,467        0            692
Casa del Sol #2                  Glendale          AZ          9,758      2,103         6,283        0            359
Casa del Sol #3                  Glendale          AZ         11,337      2,450         7,452        0            258
Central Park                     Phoenix           AZ          5,161      1,612         3,784        0            515
Countryside RV                   Phoenix           AZ              0      2,056         6,241        0              0
Desert Skies                     Phoenix           AZ              0        792         3,126        0            136
Fairview Manor                   Tucson            AZ              0      1,674         4,708        0          1,042
Golden Sun RV Resort             Scottsdale        AZ          3,077      1,678         5,049        0              0
Hacienda De Valencia             Mesa              AZ          5,248        833         2,701        0          1,169
Palm Shadows                     Glendale          AZ          3,028      1,400         4,218        0            367
Sedona Shadows                   Sedona            AZ          2,573      1,096         3,431        0            352
Sunrise Heights                  Phoenix           AZ              0      1,000         3,016        0            358
The Mark                         Mesa              AZ              0      1,354         4,660        6            781
The Meadows                      Tempe             AZ         12,298      2,613         7,887        0            521
Whispering Palms                 Phoenix           AZ              0        670         2,141        0            154
California Hawaiian              San Jose          CA         27,823      5,825        17,755        0          1,354
Colony Park                      Ceres             CA              0        890         2,837        0            200
Concord Cascade                  Pacheco           CA          5,312        985         3,016        0            759
Contempo Marin                   San Rafael        CA         26,095      4,787        16,379        0          2,219
Coralwood                        Modesto           CA              0          0         5,047        0            207
Date Palm Country Club           Cathedral City    CA         15,470      4,138        14,064      (21)         2,185
Date Palm RV                     Cathedral City    CA              0          0           216        0              0
Four Seasons                     Fresno            CA              0        756         2,348        0            182
Laguna Lake                      San Luis Obispo   CA          5,378      2,845         6,520        1            228
Lamplighter                      Spring Valley     CA          3,821        633         2,201        0            590
Meadowbrook                      Santee            CA              0      4,345        12,528        0          1,040
Monte del Lago                   Castroville       CA          8,003      3,150         9,469        0            859
Quail Meadows                    Riverbank         CA              0      1,155         3,469        0            202
Nicholson Plaza                  San Jose          CA              0          0         4,512        0             48
Rancho Mesa                      El Cajon          CA              0      2,130         6,389        0             63
Rancho Valley                    El Cajon          CA          3,544        685         1,902        0            589
Royal Holiday                    Hemet             CA              0        778         2,643        0            205
Royal Oaks                       Visalia           CA              0        602         1,921        0            225

                                         Gross Amount Carried
                                              at Close of
                                            Period 12/31/02
                                 ------------------------------------

                                            Depreciable                  Accumulated       Date of
                                   Land       Property       Total      Depreciation     Acquisition
------------------------------   --------   -----------   -----------   -------------   ------------
Apollo Village                        932         3,734         4,666          (1,023)          1994
Brentwood Manor                     1,997         6,456         8,453          (2,073)          1993
Carefree Manor                        706         3,195         3,901            (562)          1998
Casa del Sol #1                     2,215         7,159         9,374          (1,142)          1996
Casa del Sol #2                     2,103         6,642         8,745          (1,060)          1996
Casa del Sol #3                     2,450         7,710        10,160          (1,177)          1998
Central Park                        1,612         4,299         5,911          (2,610)          1983
Countryside RV                      2,056         6,241         8,297             (65)          2002
Desert Skies                          792         3,262         4,054            (578)          1998
Fairview Manor                      1,674         5,750         7,424            (894)          1998
Golden Sun RV Resort                1,678         5,049         6,727             (54)          2002
Hacienda De Valencia                  833         3,870         4,703          (2,075)          1984
Palm Shadows                        1,400         4,585         5,985          (1,497)          1993
Sedona Shadows                      1,096         3,783         4,879            (693)          1997
Sunrise Heights                     1,000         3,374         4,374            (981)          1994
The Mark                            1,360         5,441         6,801          (1,489)          1994
The Meadows                         2,613         8,408        11,021          (2,501)          1994
Whispering Palms                      670         2,295         2,965            (405)          1998
California Hawaiian                 5,825        19,109        24,934          (3,536)          1997
Colony Park                           890         3,037         3,927            (657)          1998
Concord Cascade                       985         3,775         4,760          (2,169)          1983
Contempo Marin                      4,787        18,598        23,385          (5,007)          1994
Coralwood                               0         5,254         5,254            (948)          1997
Date Palm Country Club              4,117        16,249        20,366          (4,393)          1994
Date Palm RV                            0           216           216             (72)          1994
Four Seasons                          756         2,530         3,286            (468)          1997
Laguna Lake                         2,846         6,748         9,594          (1,229)          1998
Lamplighter                           633         2,791         3,424          (1,623)          1983
Meadowbrook                         4,345        13,568        17,913          (2,107)          1998
Monte del Lago                      3,150        10,328        13,478          (1,838)          1997
Quail Meadows                       1,155         3,671         4,826            (582)          1998
Nicholson Plaza                         0         4,560         4,560            (814)          1997
Rancho Mesa                         2,130         6,452         8,582            (994)          1998
Rancho Valley                         685         2,491         3,176          (1,416)          1983
Royal Holiday                         778         2,848         3,626            (391)          1998
Royal Oaks                            602         2,146         2,748            (385)          1997

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                             (AMOUNTS IN THOUSANDS)

                                                                                                        Costs
                                                                                                     Capitalized
                                                                                                    Subsequent to
                                                                           Initial Cost to           Acquisition
                                                                               Company              (Improvements)
                                                                       ----------------------   ---------------------

                                                                                  Depreciable             Depreciable
          Real Estate               Location            Encumbrances     Land      Property      Land      Property
------------------------------   ---------------   --   ------------   --------   -----------   ------   ------------
DeAnza Santa Cruz                Santa Cruz        CA          8,643      2,103         7,201        0            (16)
Santiago Estates                 Sylmar            CA              0      3,562        10,767        0            455
Sea Oaks                         Los Osos          CA              0        871         2,703        0            242
Sunshadow                        San Jose          CA              0          0         5,707        0            104
Westwinds (4 properties)         San Jose          CA              0          0        17,616        0          4,816
Bear Creek                       Sheridan          CO              0      1,100         3,359        0            173
Cimarron                         Broomfield        CO          4,707        863         2,790        0            565
Golden Terrace                   Golden            CO          4,239        826         2,415        0            558
Golden Terrace South             Golden            CO          2,400        750         2,265        0            503
Golden Terrace West              Golden            CO          8,522      1,694         5,065        0            878
Hillcrest Village                Aurora            CO         10,692      1,912         5,202      290          2,178
Holiday Hills                    Denver            CO         15,016      2,159         7,780        1          3,517
Holiday Village CO               Co. Springs       CO          3,574        567         1,759        0            877
Pueblo Grande                    Pueblo            CO          1,897        241         1,069        0            390
Woodland Hills                   Denver            CO          7,547      1,928         4,408        0          2,308
Aspen Meadows                    Rehoboth Beach    DE              0      1,148         3,460        0            172
Camelot Meadows                  Rehoboth Beach    DE              0        527         2,058    1,251          3,611
Mariners Cove                    Millsboro         DE              0        990         2,971        0          3,203
McNicol                          Rehoboth Beach    DE              0        563         1,710        0             58
Sweetbriar                       Rehoboth Beach    DE              0        498         1,527        1            243
Waterford Estates                Bear              DE              0      5,250        16,202        0            409
Whispering Pines                 Lewes             DE              0      1,536         4,609        0            777
Maralago Cay                     Lantana           FL              0      5,325        15,420        0          1,767
Bay Indies                       Venice            FL         22,020     10,483        31,559       10          2,300
Bay Lake Estates                 Nokomis           FL          3,761        990         3,390        0            696
Breezy Hill RV                   Pompano Beach     FL         10,493      5,510        16,555        0              0
Buccaneer                        N. Ft. Myers      FL         14,508      4,207        14,410        0            966
Bulow Village RV                 Flagler Beach     FL              0          0           228        0              0
Bulow Village                    Flagler Beach     FL              0      3,637           949        0          4,836
Carriage Cove                    Daytona Beach     FL          8,156      2,914         8,682        0            603
Coral Cay                        Margate           FL         20,954      5,890        20,211        0          2,183
Coquina                          St Augustine      FL              0      5,286         5,545        0          4,090
Meadows at Countrywood           Plant City        FL              0      4,514        13,175        0          1,915
Country Place                    New Port Richey   FL          8,530        663             0       18          6,963
Country Side North               Vero Beach        FL              0      3,711        11,133        0          1,438
Down Yonder                      Largo             FL          7,887      2,652         7,981        0              0
East Bay Oaks                    Largo             FL          5,578      1,240         3,322        0            437

                                         Gross Amount Carried
                                              at Close of
                                            Period 12/31/02
                                 ------------------------------------

                                            Depreciable                  Accumulated       Date of
                                   Land       Property       Total      Depreciation     Acquisition
------------------------------   --------   -----------   -----------   -------------   ------------
DeAnza Santa Cruz                   2,103         7,185         9,288          (2,073)          1994
Santiago Estates                    3,562        11,222        14,784          (1,929)          1998
Sea Oaks                              871         2,945         3,816            (512)          1997
Sunshadow                               0         5,811         5,811          (1,053)          1997
Westwinds (4 properties)                0        22,432        22,432          (4,061)          1997
Bear Creek                          1,100         3,532         4,632            (575)          1998
Cimarron                              863         3,355         4,218          (1,995)          1983
Golden Terrace                        826         2,973         3,799          (1,632)          1983
Golden Terrace South                  750         2,768         3,518            (504)          1997
Golden Terrace West                 1,694         5,943         7,637          (2,968)          1986
Hillcrest Village                   2,202         7,380         9,582          (4,217)          1983
Holiday Hills                       2,160        11,297        13,457          (6,186)          1983
Holiday Village CO                    567         2,636         3,203          (1,341)          1983
Pueblo Grande                         241         1,459         1,700            (841)          1983
Woodland Hills                      1,928         6,716         8,644          (2,020)          1994
Aspen Meadows                       1,148         3,632         4,780            (632)          1998
Camelot Meadows                     1,778         5,669         7,447            (921)          1998
Mariners Cove                         990         6,174         7,164          (2,330)          1987
McNicol                               563         1,768         2,331            (289)          1998
Sweetbriar                            499         1,770         2,269            (362)          1998
Waterford Estates                   5,250        16,611        21,861          (2,325)          1996
Whispering Pines                    1,536         5,386         6,922          (2,435)          1998
Maralago Cay                        5,325        17,187        22,512          (2,919)          1997
Bay Indies                         10,493        33,859        44,352          (9,754)          1994
Bay Lake Estates                      990         4,086         5,076          (1,121)          1994
Breezy Hill RV                      5,510        16,555        22,065            (180)          2002
Buccaneer                           4,207        15,376        19,583          (4,244)          1994
Bulow Village RV                        0           228           228             (14)          2001
Bulow Village                       3,637         5,785         9,422            (945)          1994
Carriage Cove                       2,914         9,285        12,199          (1,618)          1998
Coral Cay                           5,890        22,394        28,284          (5,935)          1994
Coquina                             5,286         9,635        14,921            (801)          1999
Meadows at Countrywood              4,514        15,090        19,604          (2,389)          1998
Country Place                         681         6,963         7,644          (2,242)          1986
Country Side North                  3,711        12,571        16,282          (2,254)          1998
Down Yonder                         2,652         7,981        10,633             (89)          1998
East Bay Oaks                       1,240         3,759         4,999          (2,296)          1983

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                             (AMOUNTS IN THOUSANDS)

                                                                                                        Costs
                                                                                                     Capitalized
                                                                                                    Subsequent to
                                                                           Initial Cost to           Acquisition
                                                                               Company              (Improvements)
                                                                       ----------------------   ---------------------

                                                                                  Depreciable             Depreciable
          Real Estate               Location            Encumbrances     Land      Property      Land      Property
------------------------------   ---------------   --   ------------   --------   -----------   ------   ------------
Eldorado Village                 Largo             FL          3,954        778         2,341        0            424
Glen Ellen                       Clearwater        FL          2,480        627         1,882        0              0
Grand Island                     Grand Island      FL              0      1,723         5,208      125          1,462
Hacienda Village                 New Port Richey   FL         10,198      4,362        13,088        0              0
Harbor View                      New Port Richey   FL          8,140      4,045        12,146        0              0
Heritage Village                 Vero Beach        FL              0      2,403         7,259        0            549
Highland Wood RV                 Pompano Beach     FL          2,453      1,043         3,130        0              0
Hillcrest                        Clearwater        FL              0      1,278         3,928        0            469
Holiday Ranch                    Largo             FL              0        925         2,866        0            157
Holiday Village FL               Vero Beach        FL              0        350         1,374        0            130
Holiday Village                  Ormond Beach      FL          7,122      2,610         7,837        0              0
Indian Oaks                      Rockledge         FL          4,511      1,089         3,376        0            702
Lake Fairways                    N. Ft. Myers      FL              0      6,075        18,134       35          1,263
Lake Haven                       Dunedin           FL          7,418      1,135         4,047        0          1,466
Lakewood Village                 Melbourne         FL              0      1,862         5,627        0            489
Lighthouse Pointe                Port Orange       FL              0      2,446         7,483       23            759
Mid-Florida Lakes                Leesburg          FL         22,421      5,997        20,635        0          3,632
Oak Bend                         Ocala             FL              0        850         2,572        0            802
Pickwick                         Port Orange       FL         10,587      2,803         8,870        0            454
Pine Lakes                       N. Ft. Myers      FL              0      6,306        14,579       21          5,214
Sherwood Forest                  Kissimmee         FL          9,250      4,852        14,596        0          3,172
Sherwood Forest RV Park          Kissimmee         FL              0      2,870         3,621      568            750
Silk Oak                         Clearwater        FL          3,926      1,670         5,028        0              0
Southern Palms                   Eustis            FL              0      2,169         5,884        0          1,422
Spanish Oaks                     Ocala             FL          7,309      2,250         6,922        0            708
Oaks at Countrywood              Plant City        FL              0      1,111         2,513     (340)           395
The Heritage                     N. Ft. Myers      FL              0      1,438         4,371      249          2,659
The Lakes at Countrywood         Plant City        FL              0      2,377         7,085       75          1,210
The Meadows, FL                  Palm Beach        FL          6,155      3,229         9,870        0            939
Windmill Manor                   Bradenton         FL          8,047      2,153         6,125        0            939
Windmill Village - Ft. Myers     N. Ft. Myers      FL          8,818      1,417         5,440        0          1,045
Windmill Village North           Sarasota          FL          8,273      1,523         5,063        0            828
Windmill Village South           Sarasota          FL          5,377      1,106         3,162        0            551
Five Seasons                     Cedar Rapids      IA              0      1,053         3,436        0            515
Holiday Village, IA              Sioux City        IA              0        313         3,744        0            401
Golf Vistas                      Monee             IL              0      2,843         4,719        0          4,737
Willow Lake Estates              Elgin             IL         22,011      6,138        21,033        0          2,540

                                         Gross Amount Carried
                                              at Close of
                                            Period 12/31/02
                                 ------------------------------------

                                            Depreciable                  Accumulated       Date of
                                   Land       Property       Total      Depreciation     Acquisition
------------------------------   --------   -----------   -----------   -------------   ------------
Eldorado Village                      778         2,765         3,543          (1,643)          1983
Glen Ellen                            627         1,882         2,509              (5)          2002
Grand Island                        1,848         6,670         8,518            (389)          2001
Hacienda Village                    4,362        13,088        17,450             (36)          2002
Harbor View                         4,045        12,146        16,191            (133)          2002
Heritage Village                    2,403         7,808        10,211          (2,216)          1994
Highland Wood RV                    1,043         3,130         4,173             (34)          2002
Hillcrest                           1,278         4,397         5,675            (862)          1998
Holiday Ranch                         925         3,023         3,948            (527)          1998
Holiday Village FL                    350         1,504         1,854            (281)          1998
Holiday Village                     2,610         7,837        10,447             (90)          2002
Indian Oaks                         1,089         4,078         5,167            (760)          1998
Lake Fairways                       6,110        19,397        25,507          (5,166)          1994
Lake Haven                          1,135         5,513         6,648          (2,841)          1983
Lakewood Village                    1,862         6,116         7,978          (1,760)          1994
Lighthouse Pointe                   2,469         8,242        10,711          (1,426)          1998
Mid-Florida Lakes                   5,997        24,267        30,264          (6,327)          1994
Oak Bend                              850         3,374         4,224            (977)          1993
Pickwick                            2,803         9,324        12,127          (1,501)          1998
Pine Lakes                          6,327        19,793        26,120          (5,194)          1994
Sherwood Forest                     4,852        17,768        22,620          (2,752)          1998
Sherwood Forest RV Park             3,438         4,371         7,809            (686)          1998
Silk Oak                            1,670         5,028         6,698             (14)          2002
Southern Palms                      2,169         7,306         9,475          (1,071)          1998
Spanish Oaks                        2,250         7,630         9,880          (2,273)          1993
Oaks at Countrywood                   771         2,908         3,679            (387)          1998
The Heritage                        1,687         7,030         8,717          (1,921)          1993
The Lakes at Countrywood            2,452         8,295        10,747            (513)          2001
The Meadows, FL                     3,229        10,809        14,038          (1,303)          1999
Windmill Manor                      2,153         7,064         9,217          (1,098)          1998
Windmill Village - Ft. Myers        1,417         6,485         7,902          (3,840)          1983
Windmill Village North              1,523         5,891         7,414          (3,443)          1983
Windmill Village South              1,106         3,713         4,819          (2,154)          1983
Five Seasons                        1,053         3,951         5,004            (898)          1998
Holiday Village, IA                   313         4,145         4,458          (2,238)          1986
Golf Vistas                         2,843         9,456        12,299          (1,384)          1997
Willow Lake Estates                 6,138        23,573        29,711          (6,287)          1994

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                             (AMOUNTS IN THOUSANDS)

                                                                                                        Costs
                                                                                                     Capitalized
                                                                                                    Subsequent to
                                                                           Initial Cost to           Acquisition
                                                                               Company              (Improvements)
                                                                       ----------------------   ---------------------

                                                                                  Depreciable             Depreciable
          Real Estate               Location            Encumbrances     Land      Property      Land      Property
------------------------------   ---------------   --   ------------   --------   -----------   ------   ------------
Forest Oaks (fka Burns Harbor)   Chesterton        IN              0        916         2,909        0          1,537
Oak Tree Village                 Portage           IN          4,538          0             0      569          3,498
Windsong                         Indianapolis      IN              0      1,482         4,480        0            140
Pheasant Ridge                   Mt. Airy          MD              0        376         1,779        0            376
Creekside                        Wyoming           MI              0      1,109         3,646        0             19
Casa Village                     Billings          MT              0      1,011         3,109      181          2,104
Del Rey                          Albuquerque       NM              0      1,926         5,800        0            703
Bonanza                          Las Vegas         NV          4,722        908         2,643        0            681
Boulder Cascade                  Las Vegas         NV          7,691      2,995         9,020        0            693
Cabana                           Las Vegas         NV          9,487      2,648         7,989        0            230
Flamingo West                    Las Vegas         NV              0      1,730         5,266        0            957
Villa Borega                     Las Vegas         NV          7,333      2,896         8,774        0            218
Brook Gardens                    Lackawanna        NY              0      3,828        10,310        0          1,167
Greenwood Village                Manorville        NY              0      3,667         9,414      485          3,075
Falcon Wood Village              Eugene            OR              2      1,112         3,426        0            148
Quail Hollow                     Fairview          OR              0          0         3,249        0            137
Shadowbrook                      Clackamas         OR              0      1,197         3,693        0            113
Mt. Hood                         Welches           OR              0      1,817         5,733        0              0
Green Acres                      Breinigsville     PA         13,924      2,680         7,479        0          2,319
Fun n Sun RV Park                San Benito        TX              0      2,533             0      412          9,379
Tropic Winds                     Harlingen         TX              0      1,221         3,809        0              0
All Seasons                      Salt Lake City    UT              0        510         1,623        0            199
Westwood Village                 Farr West         UT              0      1,346         4,179        0          1,132
Meadows of Chantilly             Chantilly         VA         26,769      5,430        16,440        0          2,119
Kloshe Illahee                   Federal Way       WA          6,350      2,408         7,286        0            111
Independence Hill                Morgantown        WV              0        299           898        0            297
Realty Systems, Inc.                                               0          0             0        0          2,052
Community Systems, Inc.                                            0          0             0        0          1,164
Management Business                                                0          0           436        0          9,011
                                                            --------   --------      --------   ------       --------
                                                            $575,289   $280,259      $854,250   $3,960       $157,538
                                                            ========   ========      ========   ======       ========

                                         Gross Amount Carried
                                              at Close of
                                            Period 12/31/02
                                 ------------------------------------

                                            Depreciable                  Accumulated       Date of
                                   Land       Property       Total      Depreciation     Acquisition
------------------------------   --------   -----------   -----------   -------------   ------------
Forest Oaks (fka Burns Harbor)        916         4,446         5,362          (1,466)          1993
Oak Tree Village                      569         3,498         4,067          (1,442)          1987
Windsong                            1,482         4,620         6,102            (954)          1998
Pheasant Ridge                        376         2,155         2,531          (1,253)          1988
Creekside                           1,109         3,665         4,774            (628)          1998
Casa Village                        1,192         5,213         6,405          (2,622)          1983
Del Rey                             1,926         6,503         8,429          (2,125)          1993
Bonanza                               908         3,324         4,232          (1,945)          1983
Boulder Cascade                     2,995         9,713        12,708          (1,610)          1998
Cabana                              2,648         8,219        10,867          (2,362)          1994
Flamingo West                       1,730         6,223         7,953          (1,634)          1994
Villa Borega                        2,896         8,992        11,888          (1,629)          1997
Brook Gardens                       3,828        11,477        15,305          (1,830)          1998
Greenwood Village                   4,152        12,489        16,641          (1,699)          1998
Falcon Wood Village                 1,112         3,574         4,686            (642)          1997
Quail Hollow                            0         3,386         3,386            (612)          1997
Shadowbrook                         1,197         3,806         5,003            (720)          1997
Mt. Hood                            1,817         5,733         7,550            (172)          2002
Green Acres                         2,680         9,798        12,478          (4,365)          1988
Fun n Sun RV Park                   2,945         9,379        12,324          (1,298)          1998
Tropic Winds                        1,221         3,809         5,030             (25)          2002
All Seasons                           510         1,822         2,332            (348)          1997
Westwood Village                    1,346         5,311         6,657            (960)          1997
Meadows of Chantilly                5,430        18,559        23,989          (5,366)          1994
Kloshe Illahee                      2,408         7,397         9,805          (1,327)          1997
Independence Hill                     299         1,195         1,494            (500)          1990
Realty Systems, Inc.                    0         2,052         2,052              --           2002
Community Systems, Inc.                 0         1,164         1,164              --           2002
Management Business                     0         9,447         9,447          (6,624)          1990
                                 --------    ----------    ----------       ---------
                                 $284,219    $1,011,788    $1,296,007       ($238,098)
                                 ========    ==========    ==========       =========

NOTES:

(1) For depreciable property, the Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen year estimated life for building upgrades and a three-to-seven year estimated life for furniture and fixtures.
(2) The schedule excludes Properties in which the Company has a non-controlling joint venture interest and accounts for using the equity method of accounting.
(3) The balance of furniture and fixtures included in the total amounts was approximately $20.3 million as of December 31, 2002.
(4) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $1.1 billion, as of December 31, 2002.
(5) All Properties were acquired, except for Country Place Village, which was constructed.

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                             (AMOUNTS IN THOUSANDS)

The changes in total real estate for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                     2002            2001            2000
                                 ------------    ------------    ------------
Balance, beginning of year ...   $  1,238,138    $  1,218,176    $  1,264,343
    Acquisitions (1) .........        107,138          17,770          (4,581)
    Improvements .............         24,491          23,188          16,261
    Dispositions (2) and other        (73,760)        (20,996)        (57,847)
                                 ------------    ------------    ------------
Balance, end of year .........   $  1,296,007    $  1,238,138    $  1,218,176
                                 ============    ============    ============

(1) Acquisitions for the year ended December 31, 2000 include return of escrow proceeds. Acquisitions for the year ended December 31, 2002 include the non-cash assumption by the Company of $47.9 million of mortgage debt.

(2) Dispositions for 2000 include the non-cash assumption of $19.0 million of debt by the purchaser of a Property.

The changes in accumulated depreciation for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                2002          2001          2000
                             ----------    ----------    ----------
Balance, beginning of year   $  211,878    $  181,580    $  150,757
    Depreciation expense .       37,188        35,205        35,548
    Dispositions and other      (10,968)       (4,907)       (4,725)
                             ----------    ----------    ----------
Balance, end of year .....   $  238,098    $  211,878    $  181,580
                             ==========    ==========    ==========