Form 10-Q
period 2003-03-31
MANUFACTURED HOME COMMUNITIES INC
filed 2003-05-13
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

              22,282,683 shares of Common Stock as of May 8, 2003.

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS



                          PART I - FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----

    Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002.........................3

    Consolidated Statements of Operations for the quarters ended March 31, 2003 and 2002 (unaudited)...........4

    Consolidated Statements of Cash Flows for the quarters ended March 31, 2003 and 2002 (unaudited)...........6

    Notes to Consolidated Financial Statements.................................................................7


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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................23



                                          PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................................................23

ITEM 6.    Exhibits and Reports on Form 8-K...................................................................23

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         MARCH 31,       DECEMBER 31,
                                                                           2003              2002
                                                                        (UNAUDITED)
                                                                        -----------      ------------
ASSETS
Investment in real estate:
   Land .............................................................   $   284,219      $   284,219
   Land improvements ................................................       898,361          893,839
   Buildings and other depreciable property .........................       118,004          117,949
                                                                        -----------      -----------
                                                                          1,300,584        1,296,007
   Accumulated depreciation .........................................      (247,241)        (238,098)
                                                                        -----------      -----------
     Net investment in real estate ..................................     1,053,343        1,057,909
Cash and cash equivalents ...........................................        12,745            7,270
Notes receivable ....................................................        10,732           10,044
Investment in joint ventures ........................................        19,686           19,634
Rents receivable, net ...............................................         1,730            1,735
Deferred financing costs, net .......................................         5,267            5,030
Inventory ...........................................................        35,625           33,638
Prepaid expenses and other assets ...................................        28,185           27,590
                                                                        -----------      -----------
   Total assets .....................................................   $ 1,167,313      $ 1,162,850
                                                                        ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ...........................................   $   574,140      $   575,370
   Unsecured term loan ..............................................       100,000          100,000
   Unsecured line of credit .........................................        86,750           84,750
   Other notes payable ..............................................           113              113
   Accounts payable and accrued expenses ............................        31,494           31,010
   Accrued interest payable .........................................         6,355            6,415
   Rents received in advance and security deposits ..................         8,478            5,966
   Distributions payable ............................................        13,716           13,106
                                                                        -----------      -----------
     Total liabilities ..............................................       821,046          816,730
                                                                        -----------      -----------

Commitments and contingencies

Minority interest -- Common OP Units and other ......................        43,229           43,501
Minority interest -- Perpetual Preferred OP Units ...................       125,000          125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued ......................            --               --
   Common stock, $.01 par value
     50,000,000 shares authorized; 22,228,183 and 22,093,240
     shares issued and outstanding for 2003 and 2002, respectively...           218              218
   Paid-in capital ..................................................       258,161          256,394
   Deferred compensation ............................................        (2,516)          (3,069)
   Employee notes ...................................................        (1,434)          (2,713)
   Distributions in excess of accumulated earnings ..................       (72,044)         (68,713)
   Accumulated other comprehensive income (loss) ....................        (4,347)          (4,498)
                                                                        -----------      -----------
     Total stockholders' equity .....................................       178,038          177,619
                                                                        -----------      -----------

   Total liabilities and stockholders' equity .......................   $ 1,167,313      $ 1,162,850
                                                                        ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             MARCH 31,   MARCH 31,
                                                               2003        2002
                                                            ----------  ----------
PROPERTY OPERATIONS:
     Community base rental income ........................   $ 50,167    $ 49,986
     Resort base rental income ...........................      4,077       2,437
     Utility and other income ............................      5,338       5,242
                                                             --------    --------
         Property operating revenues .....................     59,582      57,665

     Property operating and maintenance ..................     16,937      16,057
     Real estate taxes ...................................      4,752       4,577
     Property management .................................      2,352       2,407
                                                             --------    --------
         Property operating expenses .....................     24,041      23,041
                                                             --------    --------
         Income from property operations .................     35,541      34,624

HOME SALES OPERATIONS:
     Gross revenues from inventory home sales ............      4,115       4,726
     Cost of inventory home sales ........................     (3,470)     (3,735)
                                                             --------    --------
         Gross profit from inventory home sales ..........        645         991
     Brokered resale revenues, net .......................        376         431
     Home selling expenses ...............................     (1,894)     (2,118)
     Ancillary services revenues, net ....................        482         557
                                                             --------    --------
         Income (loss) from home sales and other .........       (391)       (139)

OTHER INCOME AND EXPENSES:
     Interest income .....................................        261         264
     Income from unconsolidated joint ventures ...........        589         375
     General and administrative ..........................     (1,932)     (1,880)
     Interest and related amortization ...................    (12,393)    (12,550)
     Depreciation on corporate assets ....................       (310)       (326)
     Depreciation on real estate assets and other costs...     (9,033)     (8,940)
                                                             --------    --------
         Total other income and expenses .................    (22,818)    (23,057)
                                                             --------    --------

         Income before allocation to Minority Interests...     12,332      11,428

MINORITY INTERESTS:
     (Income) allocated to Common OP Units ...............     (1,847)     (1,714)
     (Income) allocated to Perpetual Preferred OP Units...     (2,813)     (2,813)
                                                             --------    --------

         Income from continuing operations ...............      7,672       6,901

DISCONTINUED OPERATIONS:
         Income from discontinued operations .............         --         214
                                                             --------    --------

           NET INCOME AVAILABLE FOR COMMON SHARES ........   $  7,672    $  7,115
                                                             ========    ========


    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                        MARCH 31,      MARCH 31,
                                                                          2003           2002
                                                                      ------------   ------------
EARNINGS PER COMMON SHARE - BASIC:
     Income from continuing operations ............................   $        .35   $        .32
     Income from discontinued operations ..........................             --            .01
                                                                      ------------   ------------
     Net income available for Common Shares .......................   $        .35   $        .33
                                                                      ============   ============

EARNINGS PER COMMON SHARE - FULLY DILUTED:
     Income from continuing operations ............................   $        .34   $        .31
     Income from discontinued operations ..........................             --            .01
                                                                      ------------   ------------
     Net income available for Common Shares .......................   $        .34   $        .32
                                                                      ============   ============

                                                                      ============   ============
     Distributions declared per Common Share outstanding ..........   $       .495   $       .475
                                                                      ============   ============

     Weighted average Common Shares outstanding -- basic ..........         21,918         21,433
                                                                      ============   ============
     Weighted average Common Shares outstanding -- fully diluted...         27,740         27,508
                                                                      ============   ============
















    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           MARCH 31,   MARCH 31,
                                                                             2003        2002
                                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ........................................................   $  7,672    $  7,115
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to Minority Interests ........................      4,660       4,580
         Depreciation and amortization expense .........................      9,567       9,247
         Equity in income of unconsolidated joint ventures .............       (584)       (353)
         Amortization of deferred compensation and other ...............      1,271         741
         Decrease in provision for uncollectible rents receivable ......        157         154
     Changes in assets and liabilities:
         Increase in rents receivable ..................................       (152)       (385)
         Increase in inventory .........................................     (1,987)       (462)
         (Increase) decrease in prepaid expenses and other assets ......       (595)      1,585
         Increase in accounts payable and accrued expenses .............        575         246
         Increase in rents received in advance and security deposits....      2,512       3,733
                                                                           --------    --------
     Net cash provided by operating activities .........................     23,096      26,201
                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of rental properties ..................................         --      (7,325)
     Distributions from joint ventures .................................        341         167
     Purchase of RSI ...................................................         --        (674)
     Cash received in acquisition of RSI ...............................         --       2,374
     Funding of notes receivable .......................................       (688)       (855)
     Improvements:
         Improvements -- corporate .....................................        (78)       (222)
         Improvements -- rental properties .............................     (3,017)     (2,376)
         Site development costs ........................................     (1,491)     (4,339)
                                                                           --------    --------
     Net cash used in investing activities .............................     (4,933)    (13,250)
                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from stock options and employee stock purchase plan...      1,620       1,948
     Distributions to Common Stockholders, Common OP Unitholders and
         Perpetual Preferred OP Unitholders ............................    (15,896)    (14,851)
     Collection of principal payments on employee notes ................      1,279          60
     Line of credit:
         Proceeds ......................................................     15,000      11,000
         Repayments ....................................................    (13,000)     (2,000)
     Principal payments ................................................     (1,230)     (3,043)
     Debt issuance costs ...............................................       (461)       (438)
                                                                           --------    --------
     Net cash used in financing activities .............................    (12,688)     (7,324)
                                                                           --------    --------

Net increase in cash and cash equivalents ..............................      5,475       5,627
Cash and cash equivalents, beginning of period .........................      7,270       1,354
                                                                           --------    --------
Cash and cash equivalents, end of period ...............................   $ 12,745    $  6,981
                                                                           ========    ========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest ...............................   $ 12,275    $ 11,928
                                                                           ========    ========


    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DEFINITION OF TERMS:

     Manufactured Home Communities, Inc., together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries ("Subsidiaries"), are referred to herein as the "Company", "MHC", "we", "us", and "our". Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K (the "2002 Form 10-K") for the year ended December 31, 2002.

PRESENTATION:

     These unaudited Consolidated Financial Statements of MHC, a Maryland corporation, have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2002 Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2002 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

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

(b) Segments

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Inventory

     Inventory consists of new and used manufactured homes, is stated at the lower of cost or market and is net of a valuation allowance calculated after consideration of the NADA (National Automobile Dealers Association) Manufactured Housing Appraisal Guide. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Resale revenues are stated net of commissions paid to employees of $56,000 for the quarter ended March 31, 2003.

(d) Notes Receivable

     Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized discounts or premiums net of a valuation allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases we finance the sale of homes to our residents (referred to as "Chattel Loans") which are secured by the homes. The valuation allowance for the Chattel Loans is calculated based a comparison of the outstanding principal balance of each note compared to the N.A.D.A. value of the underlying manufactured home collateral.

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

     Certain costs, primarily legal costs, relative to our efforts to effectively change the use and operations of several Properties subject to rent control (see Note 9) are currently classified in other assets. These costs, to the extent these efforts are successful, are capitalized to the extent of the established value of the revised project and included in the net investment in real estate for the appropriate Properties. For the three months ended March 31, 2003, we have capitalized $785,000 of these costs. To the extent these efforts are not successful, these costs will be expensed. In addition, we capitalize certain costs, primarily legal costs, related to entering into lease agreements which govern the terms under which we may enter into leases with individual tenants and which are expensed over the term of the lease agreement.

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

     The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2003 and 2002 (amounts in thousands):

                                                                                     MARCH 31,           MARCH 31,
                                                                                       2003                2002
                                                                                   ------------        ------------
NUMERATORS:
     NET INCOME FROM OPERATIONS:
         Net income from operations -- basic...............................        $      7,672        $      6,901
         Amounts allocated to dilutive securities..........................               1,847               1,714
                                                                                   ------------        ------------
         Net income from operations -- fully diluted.......................        $      9,519        $      8,615
                                                                                   ============        ============

     NET INCOME FROM DISCONTINUED OPERATIONS:
         Net income from discontinued operations -- basic..................        $        ---        $        214
         Amounts allocated to dilutive securities..........................                 ---                  53
                                                                                   ------------        ------------
         Net income from discontinued operations -- fully diluted..........        $        ---        $        267
                                                                                   ============        ============

     EARNINGS PER COMMON SHARE- FULLY DILUTED:
         Net income available for Common Shares -- basic...................        $      7,672        $      7,115
         Amounts allocated to dilutive securities..........................               1,847               1,714
                                                                                   ------------        ------------
         Net income available for Common Shares -- fully diluted...........        $      9,519        $      8,829
                                                                                   ============        ============

DENOMINATOR:
     Weighted average Common Shares outstanding -- basic...................              21,918              21,433
     Effect of dilutive securities:
         Weighted average Common OP Units..................................               5,358               5,423
         Employee stock options............................................                 464                 652
                                                                                   ------------        ------------
     Weighted average Common Shares outstanding -- fully diluted...........              27,740              27,508
                                                                                   ============        ============

NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 11, 2003, the Company paid a $.495 per share distribution for the quarter ended March 31, 2003 to stockholders of record on March 28, 2003.

NOTE 4 - INVESTMENT IN REAL ESTATE

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - NOTES RECEIVABLE

     As of March 31, 2003 and December 31, 2002, the Company had approximately $10.7 million and $10.0 million in notes receivable, respectively. The Company has approximately $1.6 million in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of Common OP Units and partnership interests in certain joint ventures. The Company has approximately $9.1 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.0%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by manufactured homes at certain of the Properties.

NOTE 6 - INVESTMENT IN JOINT VENTURES

     The Company recorded approximately $584,000 and $353,000 of net income from joint ventures in the quarters ended March 31, 2003 and 2002, respectively, and received approximately $341,000 and $167,000 in distributions for the quarters ended March 31, 2003 and 2002, respectively. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

The following table summarizes the Company's investments in unconsolidated joint ventures:

                                                   NUMBER OF         ECONOMIC                   INVESTMENT AS OF
       PROPERTY                 LOCATION             SITES         INTEREST (a)        MAR 31, 2003          DEC 31, 2002
------------------------   ------------------    -------------   ---------------   -----------------------------------------
                                                                                                 (in thousands)
Trails West                 Tucson, AZ                    503               50%             $   1,927           $     1,917
Plantation                  Calimesa, CA                  385               50%                 2,859                 2,861
Manatee                     Bradenton, FL                 290               90%                   600                   631
Home                        Hallandale, FL                136               90%                 1,065                 1,092
Villa del Sol               Sarasota, FL                  207               90%                   712                   726
Voyager RV Resort           Tucson, AZ                    ---               25%                 4,579                 4,463
Preferred Interests in College Heights                    ---               17%                 7,944                 7,944
                                                 -------------                      ------------------      ----------------
                                                        1,521                               $  19,686           $    19,634
                                                                                    ==================      ================

(a) The percentages shown approximate the Company's economic interest. The Company's legal interest may differ.


NOTE 7 - LONG-TERM BORROWINGS

     As of March 31, 2003 and December 31, 2002, the Company had outstanding mortgage indebtedness of approximately $574.1 million and $575.4 million, respectively, encumbering 66 of the Company's Properties. As of March 31, 2003 and December 31, 2002, the carrying value of such Properties was approximately $720 million and $720 million, respectively.

     The outstanding mortgage indebtedness consists of:

o A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 28 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and pays interest at a rate of 7.015% per annum. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is recorded net of a hedge of $3.0 million (net of accumulated amortization of $2.7 million which is being amortized into interest expense over the life of the loan.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LONG-TERM BORROWINGS (CONTINUED)

o A $92.1 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

o A $49.3 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owed by MHC Stagecoach L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures September 1, 2011.

o A $21.9 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC-Bay Indies Financing Limited Partnership. The Bay Indies Mortgage bears interest at a rate of 7.48% per annum, amortizes beginning August 1, 1994 over 27.5 years and matures July 1, 2004. On April 17, 2003, we entered into an agreement which increased the Bay Indies Mortgage to $45 million. Under the new agreement, the Bay Indies Mortgage bears interest at 5.69% per annum, amortizes over 25 years and matures April 17, 2013.

o A $15.4 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

o Approximately $130.4 million of mortgage debt on 24 other various Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. Scheduled maturities for the outstanding indebtedness are at various dates through November 30, 2020, and fixed interest rates range from 6.5% to 9.3% per annum. Included in this debt, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997.

     We have an unsecured line of credit with a group of banks (the "Line of Credit") with a total facility of $150 million, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. The Line of Credit matures on August 9, 2003 with two one-year extension options with which we may extend the maturity through August 9, 2005. We pay a quarterly fee on the average unused amount of such credit equal to 0.15% of such amount. As of March 31, 2003, $63.2 million was available under the Line of Credit.

     We have a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.375%. The Term Loan matures on August 9, 2003 with two one-year extension options with which we may extend the maturity through August 9, 2005.

     On October 29, 2001, we entered into an interest rate swap agreement (the "2001 Swap"), effectively fixing the LIBOR rate on $100 million of our floating rate debt at approximately 3.7% per annum for the period October 2001 through August 2004. The terms of the 2001 Swap require monthly settlements on the same dates interest payments are due on the debt. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and its amendments, SFAS No. 137 and SFAS No. 138. In accordance with SFAS No. 133, the interest rate swap will be reflected at market value. We believe the 2001 Swap is a perfectly effective cash flow hedge, under SFAS No. 133, and there will be no effect on net income as a result of the mark-to-market adjustment. As of March 31, 2003, the hedge represented a liability of approximately $4.3 million and is recorded in accounts payable and accrued expenses. Mark-to-market changes in the value of the 2001 Swap are included in other comprehensive income.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCK-BASED COMPENSATION

     Prior to 2003 we had chosen to account for our stock compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees", based upon the intrinsic value method. This method results in no compensation expense for options issued with an exercise price equal to or exceeding the market value of the Common Shares on the date of grant. Effective January 1, 2003, we elected to account for our stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", which will result in compensation expense being recorded based on the fair value of the stock option compensation issued. SFAS 148 provides three possible transition methods for changing to the fair value method. We have elected to use the modified-prospective method. This method requires that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted, or settled in fiscal years beginning after December 15, 1994. The following table illustrates the effect on net income and earnings per share as if the fair value method was applied to all outstanding and unvested awards in each period presented:

                                                   MARCH 31,         MARCH 31,
                                                     2003              2002
                                                 ------------      ------------
Net income available for Common Shares as
      reported...............................    $      7,672      $      7,115
Add: Stock-based compensation expense
      included in net income as reported.....             476               684
Deduct: Stock-based compensation expense
      determined under the fair value
      based method for all awards............            (476)             (616)
                                                 ------------      ------------
Pro forma net income available for Common
      Shares.................................    $      7,672      $      7,183
                                                 ============      ============
Pro forma net income per Common Share -
      Basic..................................    $        .35      $        .34
                                                 ============      ============
Pro forma net income per Common Share --
      Fully Diluted..........................    $        .34      $        .32
                                                 ============      ============

     Pursuant to the Stock Option Plan as discussed in Note 14 to the 2002 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the quarter ended March 31, 2003, Options for 64,802 shares of common stock were exercised.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND CONTINGENCIES

DEANZA SANTA CRUZ MOBILE ESTATES

     The residents of DeAnza Santa Cruz Mobile Estates, a property located in Santa Cruz, California, brought several actions opposing fees and charges in connection with water service at the property. As a result of one action, the Company rebated approximately $36,000 to the residents. The DeAnza Santa Cruz Homeowners Association ("HOA") then proceeded to a jury trial alleging these "overcharges" entitled them to an award of punitive damages. In January 1999, a jury awarded the HOA $6.0 million in punitive damages. On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgment interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the California Mobilehome Residency Law ("MRL"). The decision of the appellate court left the HOA, the plaintiff in this matter, with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. In order to resolve this matter, the Company accrued for and agreed to pay $201,000 to the HOA. This payment resolves the punitive damage claim. The HOA's attorney has made a motion asking for an award of attorneys' fees and costs in the amount of approximately $1.5 million as a result of this resolution of the litigation. On April 2, 2003 the court awarded attorney's fees to the HOA's attorney in the amount of $593,000 and court costs of approximately $20,000. The Company intends to appeal the award.

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

OTHER CALIFORNIA RENT CONTROL LITIGATION (CONTINUED)

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

     In connection with the Ellenburg Acquisition, on September 8, 1999, Ellenburg Fund 20 ("Fund 20") filed a cross complaint in the Ellenburg dissolution proceeding against the Company and certain of its affiliates alleging causes of action for fraud and other claims in connection with the Ellenburg Acquisition. The Company subsequently successfully had the cross complaint against the Company and its affiliates dismissed with prejudice by the California Superior Court. However, Fund 20 appealed. Although this appeal was one not resolved by the Settlement, the California Court of Appeal dismissed Fund 20's substantive appeals on March 13, 2003 as moot. Fund 20 has petitioned the California Supreme Court to review this decision.

     In October 2001, Fund 20 sued the Company and certain of its affiliates again, this time in Alameda County, California making substantially the same allegations. The Company obtained an injunction preventing the case from proceeding until the Fund 20 appeal is decided and other related proceedings in Arizona (from which the Company has already been dismissed with prejudice) are concluded. When the March 13, 2003 Court of Appeal dismissal becomes final, the Company will seek to have the Alameda County action dismissed if Fund 20 will not voluntarily dismiss this action. The Company believes Fund 20's allegations are without merit and will vigorously defend itself.

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

     The Company filed a Motion to Dismiss Respondents' Counterclaims with the Court on October 29, 2002, and the State filed a Motion for Summary Judgment with the Court on November 15, 2002. These motions have been fully briefed. On December 30, 2002, the Company filed a First Amended Petition for Declaratory Judgment and Other Relief with the Court, and on January 31, 2003, the State filed an Amended Answer and Counterclaim with the Court.

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

                       MANUFACTURED HOME COMMUNITIES, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the three months ended March 31, 2003 compared to the corresponding period in 2002. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2002 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

RESULTS OF OPERATIONS

PROPERTY ACQUISITIONS, JOINT VENTURES AND DISPOSITIONS

     The following chart lists the Properties acquired or sold since January 1, 2002. The Company defines its core manufactured home community portfolio ("Core Portfolio") as manufactured home Properties owned throughout both periods of comparison. Excluded from the Core Portfolio are any Properties acquired or sold during the period and also any recreational vehicle resorts ("Resorts") which, together, are referred to as the "Non-Core" Properties.

                          PROPERTY                           TRANSACTION DATE         SITES
                          --------                           ----------------         -----
TOTAL SITES AS OF JANUARY 1, 2002..........................                             50,663

ACQUISITIONS:
     Mt. Hood Village...................................... March 12, 2002                 450
     Harbor View........................................... July 10, 2002                  471
     Countryside........................................... July 31, 2002                  560
     Golden Sun............................................ July 31, 2002                  329
     Breezy Hill........................................... July 31, 2002                  762
     Highland Woods........................................ August 14, 2002                148
     Holiday Village....................................... July 31, 2002                  301
     Tropic Winds.......................................... August 7, 2002                 531
     Silk Oak Lodge........................................ October 1, 2002                180
     Hacienda Village...................................... December 18, 2002              519
     Glen Ellen............................................ December 31, 2002              117

EXPANSION SITE DEVELOPMENT AND OTHER:
     Sites added or reconfigured in 2002...................                                 90
     Sites added or reconfigured in 2003...................                                (45)

DISPOSITIONS:
     College Heights (17 properties)....................... September 1, 2002           (3,220)
     Camelot Acres......................................... November 13, 2002             (319)

                                                                                    -----------
TOTAL SITES AS OF MARCH 31, 2003.................................................       51,537
                                                                                    ===========

                       MANUFACTURED HOME COMMUNITIES, INC.

TRENDS

     Occupancy in our Properties as well as our ability to increase rental rates directly affect revenues. In 2003, occupancy in our Core Portfolio decreased 1.6%. Also during 2003, average monthly base rental rates for the Core Portfolio increased approximately 5.3%. We project continued growth during the remainder of 2003 in our Core Portfolio performance. Core Portfolio base rental-rate growth is expected to be approximately 5 percent. Assuming current economic conditions continue to impact occupancies, overall revenue growth will be approximately 3 percent. Core Portfolio operating expenses are expected to grow in excess of CPI due to continued increases in insurance, real estate taxes and utility expenses. These projections would result in growth of approximately 2 to
2.5 percent in Core Portfolio income from operations (also referred to as net operating income or "NOI").

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

     The valuation of financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107") and Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" requires us to make estimates and judgments that affect the fair value of the instruments. Where possible, we base the fair values of our financial instruments, including our derivative instruments, on listed market prices and third party quotes. Where these are not available, we base our estimates on other factors relevant to the financial instrument.

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

                       MANUFACTURED HOME COMMUNITIES, INC.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

     Certain costs, primarily legal costs, relative to our efforts to effectively change the use and operations of several Properties subject to rent control are currently classified in other assets. These costs, to the extent these efforts are successful, are capitalized to the extent of the established value of the revised project and included in the net investment in real estate for the appropriate Properties. To the extent these efforts are not successful, these costs will be expensed. In addition, we capitalize certain costs, primarily legal costs, related to entering into lease agreements which govern the terms under which we may enter into leases with individual tenants and which are expensed over the term of the lease agreement.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company will adopt FIN 46 in the third quarter of 2003. We have not yet determined the effect the adoption of FIN 46 will have on the Company.

     Prior to 2003 we had chosen to account for our stock compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees", based upon the intrinsic value method. This method results in no compensation expense for options issued with an exercise price equal to or exceeding the market value of the Common Shares on the date of grant. Effective January 1, 2003, we elected to account for our stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", which will result in compensation expense being recorded based on the fair value of the stock option compensation issued. SFAS 148 provides three possible transition methods for changing to the fair value method. We have elected to use the modified-prospective method. This method requires that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted, or settled in fiscal years beginning after December 15, 1994. The following table illustrates the effect on net income and earnings per share as if the fair value method was applied to all outstanding and unvested awards in each period presented:

                                                   MARCH 31,         MARCH 31,
                                                     2003              2002
                                                 ------------      ------------
Net income available for Common Shares as
      reported............................       $      7,672      $      7,115
Add: Stock-based compensation expense
      included in net income as reported..                476               684
Deduct: Stock-based compensation expense
      determined under the fair value
      based method for all awards.........               (476)             (616)
                                                 ------------      ------------
Pro forma net income available for Common
      Shares..............................       $      7,672      $      7,183
                                                 ============      ============
Pro forma net income per Common Share -
      Basic...............................       $        .35      $        .34
                                                 ============      ============
Pro forma net income per Common Share --
      Fully Diluted.......................       $        .34      $        .32
                                                 ============      ============

                       MANUFACTURED HOME COMMUNITIES, INC.

COMPARISON OF THE QUARTER ENDED MARCH 31, 2003 TO THE QUARTER ENDED MARCH 31,
2002

     Since December 31, 2001, the gross investment in real estate has increased from $1,238 million to $1,301 million. The total number of sites owned or controlled has increased from 50,663 as of December 31, 2001 to 51,537 as of March 31, 2003.

PROPERTY OPERATIONS:

     The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the quarters ended March 31, 2003 and 2002.

                                                   CORE PORTFOLIO                                   TOTAL PORTFOLIO
                                    ---------------------------------------------    ---------------------------------------------
(dollars in thousands)                                       INCREASE/        %                                INCREASE/       %
                                       2003        2002     (DECREASE)     CHANGE        2003        2002     (DECREASE)    CHANGE
                                    ----------  ----------  -----------    ------    ----------  ----------   -----------   ------
Community base rental income....... $   48,846  $   47,165  $     1,681      3.6%    $   50,167  $   49,986   $       181     0.4%
Resort base rental income..........        140         103           37     35.9%         4,077       2,437         1,640    67.3%
Utility and other income...........      4,759       4,810          (51)    (1.1%)        5,338       5,242            96     1.8%
                                    ----------  ----------  -----------    ------    ----------  ----------   -----------   ------
     Property operating revenues...     53,745      52,078        1,667      3.2%        59,582      57,665         1,917     3.3%

Property operating and
     maintenance...................     14,484      13,894          590      4.2%        16,937      16,057           880     5.5%
Real estate taxes..................      4,358       4,157          201      4.8%         4,752       4,577           175     3.8%
Property management................      2,122       2,174          (52)    (2.4%)        2,352       2,407           (55)   (2.3%)
                                    ----------  ----------  -----------    ------    ----------  ----------   -----------   ------
     Property operating expenses...     20,964      20,225          739      3.7%        24,041      23,041         1,000     4.3%
                                    ----------  ----------  -----------    ------    ----------  ----------   -----------   ------

Income from property operations...  $   32,781  $   31,853  $       928      2.9%    $   35,541  $   34,624   $       917     2.6%
                                    ==========  ==========  ===========    ======    ==========  ==========   ===========   ======


Site and Occupancy Information (1):

Average total sites...............      42,294      42,276           18      0.0%        43,861      45,496        (1,635)   (3.6%)
Average occupied sites............      38,997      39,641         (644)    (1.7%)       40,473      42,577        (2,104)   (4.9%)
Occupancy %.......................       92.2%       93.8%        (1.6%)    (1.6%)        92.3%       93.6%         (1.3%)   (1.3%)
Monthly base rent per site........  $   417.51  $   396.60  $     20.91      5.3%    $   413.17  $   393.42   $     19.75      5.0%

Total sites
      As of March 31,.............      42,294      42,269           25      0.1%        43,861      45,489        (1,628)   (3.6%)
Total occupied sites
      As of March 31,.............      38,929      39,577         (648)    (1.6%)       40,399      42,513        (2,114)   (5.0%)


(1) Site and occupancy information excludes Resort sites and Properties owned through joint ventures.

                       MANUFACTURED HOME COMMUNITIES, INC.

Property Operating Revenues

     The 3.6% increase in Community base rental income for the Core Portfolio reflects a 5.3% increase in monthly base rent per site coupled with a 1.7% decrease in average occupied sites. The decrease in utility and other income for the Core Portfolio is due primarily to decreases in utility income, which resulted from lower expenses for these items.

Property Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in property payroll, insurance and other expenses, utility expense, repair and maintenance and administrative expenses. The increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, decreased by 2.4%.

HOME SALES OPERATIONS:

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended March 31, 2003 and 2002.


                                                                                 HOME SALES OPERATIONS
                                                           ----------------------------------------------------------------
                                                                                               INCREASE/
                                                                2003             2002          (DECREASE)          % CHANGE
                                                           -------------     -------------     ----------          --------
(dollars in thousands)
     Gross revenues from new home sales.............       $       3,609     $       4,309      $    (700)           (16.2%)
     Cost of new home sales.........................              (2,975)           (3,405)           430             12.6%
                                                           -------------     -------------      ---------          --------
     Gross profit from new home sales...............                 634               904           (270)           (29.9%)

     Gross revenues from used home sales............                 506               417             89             21.3%
     Cost of used home sales........................                (495)             (330)          (165)           (50.0%)
                                                           -------------     -------------      ---------          --------
     Gross profit from used home sales..............                  11                87            (76)           (87.4%)

     Brokered resale revenues, net..................                 376               431            (55)           (12.8%)
     Home selling expenses..........................              (1,894)           (2,118)           224             10.6%
     Ancillary services revenues, net...............                 482               557            (75)           (13.5%)
                                                           -------------     -------------      ---------          --------

     Loss from home sales and other.................       $        (391)    $        (139)     $    (252)          (181.3%)
                                                           =============     =============      =========          ========

HOME SALES VOLUMES:
       New home sales...............................                  52                57             (5)            (8.8%)
       Used home sales..............................                  35                37             (2)            (5.4%)
       Brokered home resales........................                 260               231             29             12.6%

     New home sales gross profit reflects an 8.8% decrease in sales volume coupled with a 3.4% decrease in the gross margin. The average selling price of new homes decreased $6,193 or 8.2% compared to 2002. Used home gross profit reflects a decrease in both volume and gross margin on used home sales. Brokered resale revenues reflects decreased commissions. The 10.6% decrease in home selling expenses primarily reflects reductions in payroll and advertising expenses.

                       MANUFACTURED HOME COMMUNITIES, INC.

OTHER INCOME AND EXPENSES:

     The decrease in other income and expenses reflects increased corporate income and a decrease in interest expense. Interest expense decreased due to a decrease in the weighted average interest rate for outstanding debt. This decrease is partially offset by an increase in general and administrative expenses and depreciation on real estate assets.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of March 31, 2003, the Company had $12.7 million in cash and cash equivalents and $63.3 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.

EQUITY TRANSACTIONS

     On April 11, 2003, the Company paid a $.495 per share distribution for the quarter ended March 31, 2003 to stockholders of record on March 28, 2003. The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid on March 31, 2003.

MORTGAGES AND CREDIT FACILITIES

     Throughout the quarter the Company borrowed $15 million on its line of credit and paid down $13 million on the line of credit. The line of credit bears interest at a rate of LIBOR plus 1.125%.

     Certain of the Company's mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization ("EBITDA"), limitations on certain holdings and other restrictions.

CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate headquarters costs. Recurring CapEx was approximately $3.0 million for the quarter ended March 31, 2003. Site development costs were approximately $1.5 million for the quarter ended March 31, 2003, and represent costs to develop expansion sites at certain of the Company's Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home.

INFLATION

     Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide the Company with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

                       MANUFACTURED HOME COMMUNITIES, INC.

FUNDS FROM OPERATIONS

     Funds From Operations ("FFO"), a non-GAAP financial performance measure, was redefined by the National Association of Real Estate Investment Trusts ("NAREIT") in April 2002, as net income (computed in accordance with GAAP), before allocation to minority interests, excluding gains (or losses) from sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with the NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REIT's computations. Funds Available for Distribution ("FAD") is defined as FFO less non-revenue producing capital expenditures and amortization payments on mortgage loan principal. The Company believes that FFO and FAD are useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, they provide investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO and FAD in and of themselves do not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs.

     The following table presents a calculation of FFO and FAD for the quarters ended March 31, 2003 and 2002 (amounts in thousands):

                                                                2003        2002
                                                              --------    --------
COMPUTATION OF FUNDS FROM OPERATIONS:
   Net income available for Common Shares .................   $  7,672    $  7,115
   Income allocated to Common OP Units ....................      1,847       1,767
   Depreciation on real estate assets and other costs .....      9,033       8,940
   Depreciation on discontinued operations ................         --          31
                                                              --------    --------
      Funds from operations ...............................   $ 18,552    $ 17,853
                                                              ========    ========

   Weighted average Common Shares outstanding -- diluted...     27,740      27,508
                                                              ========    ========

COMPUTATION OF FUNDS AVAILABLE FOR DISTRIBUTION:
   Funds from operations ..................................   $ 18,552    $ 17,853
   Non-revenue producing improvements to real estate ......     (3,017)     (2,376)
                                                              --------    --------
      Funds available for distribution ....................   $ 15,535    $ 15,477
                                                              ========    ========

   Weighted average Common Shares outstanding -- diluted...     27,740      27,508
                                                              ========    ========

                       MANUFACTURED HOME COMMUNITIES, INC.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our earnings are affected by changes in interest rates, since a portion of our outstanding indebtedness is at variable rates based on LIBOR. Our Line of Credit ($86.8 million outstanding at March 31, 2003) bears interest at LIBOR plus 1.125%, per annum and our $100 million Term Loan bears interest at LIBOR plus 1.375%. If LIBOR increased/decreased by 1.0% during the quarter ended March 31, 2003, interest expense would have increased/decreased by approximately $1.9 million based on the combined average balance outstanding under the Company's Line of Credit and Term Loan during the period.

     On October 29, 2001, we entered into an interest rate swap agreement (the "2001 Swap"), effectively fixing the LIBOR rate on $100 million of our floating rate debt at approximately 3.7% per annum for the period October 2001 through August 2004. The terms of the 2001 Swap require monthly settlements on the same dates interest payments are due on the debt. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and its amendments, SFAS No. 137 and SFAS No. 138. In accordance with SFAS No. 133, the interest rate swap will be reflected at market value. We believe the 2001 Swap is a perfectly effective cash flow hedge, under SFAS No. 133, and there will be no effect on net income as a result of the mark-to-market adjustment. As of March 31, 2003, the hedge represented a liability of approximately $4.3 million and is recorded in accounts payable and accrued expenses. Mark-to-market changes in the value of the 2001 Swap are included in other comprehensive income.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002.

CHANGES IN INTERNAL CONTROLS

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     (see Note 9 of the Consolidated Financial Statements contained herein)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

                           99.1 Certification of Principal Financial Officer and Chief Executive Officer Pursuant to 18 U.S.C Section 1350

                  (b)      Reports on Form 8-K:

                           Form 8-K dated and filed May 8, 2003, relating to
                           Item 5 -- "Other Events and Regulation FD Disclosure" regarding communications with Chateau Communities, Inc.

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




DATE: May 10, 2003
      ------------

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Date: May 10, 2003                By: /s/ John M. Zoeller
     -----------------               -------------------------------------------
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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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



Date: May 10, 2003                By: /s/ Howard Walker
      -----------------              -------------------------------------------
                                     Howard Walker
                                      Chief Executive Officer