Form 10-Q
period 2003-06-30
MANUFACTURED HOME COMMUNITIES INC
filed 2003-08-08
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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

             22,365,189 shares of Common Stock as of August 6, 2003.

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS



                          PART I - FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----
    Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002..........................3

    Consolidated Statements of Operations for the quarters and six months ended
       June 30, 2003 and 2002 (unaudited)......................................................................4

    Consolidated Statements of Cash Flows for the six months ended
       June 30, 2003 and 2002 (unaudited)......................................................................6

    Notes to Consolidated Financial Statements.................................................................7


ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................................................16

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................25

ITEM 4.    Controls and Procedures............................................................................25


                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................................................25

ITEM 4.    Submission of Matters to a Vote of Security Holders................................................26

ITEM 6.    Exhibits and Reports on Form 8-K...................................................................26

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JUNE 30,    DECEMBER 31,
                                                                                       2003         2002
                                                                                   (UNAUDITED)
                                                                                   -----------   -----------
ASSETS
   Investment in real estate:
   Land .......................................................................   $   279,714    $   284,219
   Land improvements ..........................................................       889,566        893,839
   Buildings and other depreciable property ...................................       116,988        117,949
                                                                                  -----------    -----------
                                                                                    1,286,268      1,296,007
   Accumulated depreciation ...................................................      (252,822)      (238,098)
                                                                                  -----------    -----------
     Net investment in real estate ............................................     1,033,446      1,057,909
Cash and cash equivalents .....................................................        17,490          7,270
Notes receivable ..............................................................        10,589         10,044
Investment in joint ventures ..................................................        19,189         19,634
Rents receivable, net .........................................................         2,180          1,735
Deferred financing costs, net .................................................         4,884          5,030
Inventory .....................................................................        34,417         33,638
Prepaid expenses and other assets .............................................        33,379         27,590
                                                                                  -----------    -----------
   Total assets ...............................................................   $ 1,155,574    $ 1,162,850
                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable .....................................................   $   586,589    $   575,370
   Unsecured term loan ........................................................       100,000        100,000
   Unsecured line of credit ...................................................        54,100         84,750
   Other notes payable ........................................................           113            113
   Accounts payable and accrued expenses ......................................        35,034         31,010
   Accrued interest payable ...................................................         4,432          6,415
   Rents received in advance and security deposits ............................         6,595          5,966
   Distributions payable ......................................................        13,732         13,106
                                                                                  -----------    -----------
     Total liabilities ........................................................       800,595        816,730
                                                                                  -----------    -----------

Commitments and contingencies

Minority interest - Common OP Units and other .................................        44,655         43,501
Minority interest - Perpetual Preferred OP Units ..............................       125,000        125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued ................................            --             --
   Common stock, $.01 par value
     50,000,000 shares authorized; 22,335,999 and 22,093,240
     shares issued and outstanding for 2003 and 2002, respectively ............           220            218
   Paid-in capital ............................................................       259,547        256,394
   Deferred compensation ......................................................        (1,771)        (3,069)
   Employee notes .............................................................            --         (2,713)
   Distributions in excess of accumulated earnings ............................       (68,666)       (68,713)
   Accumulated other comprehensive income (loss) ..............................        (4,006)        (4,498)
                                                                                  -----------    -----------
     Total stockholders' equity ...............................................       185,324        177,619
                                                                                  -----------    -----------
   Total liabilities and stockholders' equity .................................   $ 1,155,574    $ 1,162,850
                                                                                  ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                QUARTERS ENDED          SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                            ----------------------    ----------------------
                                                               2003         2002        2003         2002
                                                            ---------    ---------    ---------    ---------
PROPERTY OPERATIONS:
     Community base rental income .......................   $  49,111    $  49,011    $  98,472    $  98,206
     Resort base rental income ..........................       1,854        1,218        5,931        3,655
     Utility and other income ...........................       5,091        5,176       10,422       10,413
                                                            ---------    ---------    ---------    ---------
         Property operating revenues ....................      56,056       55,405      114,825      112,274

     Property operating and maintenance .................      15,818       15,345       32,545       31,204
     Real estate taxes ..................................       4,745        4,573        9,383        9,033
     Property management ................................       2,276        2,267        4,628        4,674
                                                            ---------    ---------    ---------    ---------
         Property operating expenses ....................      22,839       22,185       46,556       44,911
                                                            ---------    ---------    ---------    ---------
         Income from property operations ................      33,217       33,220       68,269       67,363

HOME SALES OPERATIONS:
     Gross revenues from inventory home sales ...........       9,567        7,930       13,659       12,656
     Cost of inventory home sales .......................      (8,166)      (5,920)     (11,626)      (9,655)
                                                            ---------    ---------    ---------    ---------
     Gross profit from inventory home sales .............       1,401        2,010        2,033        3,001
     Brokered resale revenues, net ......................         454          455          830          886
     Home selling expenses ..............................      (1,808)      (2,007)      (3,702)      (4,125)
     Ancillary services revenues, net ...................        (111)         112          371          669
                                                            ---------    ---------    ---------    ---------
     Income (loss) from home sales and other ............         (64)         570         (468)         431

OTHER INCOME AND EXPENSES:
     Interest income ....................................         244          220          505          484
     Income from unconsolidated joint ventures ..........         550          292        1,139          667
     General and administrative .........................      (2,000)      (2,063)      (3,928)      (3,943)
     Interest and related amortization ..................     (12,652)     (12,725)     (25,045)     (25,275)
     Depreciation on corporate assets ...................        (310)        (310)        (620)        (636)
     Depreciation on real estate assets and other costs .      (9,558)      (8,965)     (18,462)     (17,815)
                                                            ---------    ---------    ---------    ---------
         Total other income and expenses ................     (23,726)     (23,551)     (46,411)     (46,518)
                                                            ---------    ---------    ---------    ---------

Income before allocation to Minority Interests ..........       9,427       10,239       21,390       21,276

MINORITY INTERESTS:
     (Income) allocated to Common OP Units ..............      (1,277)      (1,474)      (3,053)      (3,114)
     (Income) allocated to Perpetual Preferred OP Units .      (2,813)      (2,813)      (5,626)      (5,626)
                                                            ---------    ---------    ---------    ---------

         Income from continuing operations ..............       5,337        5,952       12,711       12,536

DISCONTINUED OPERATIONS:
     Discontinued operations ............................         533          602          903        1,261
     Gain on sale of property ...........................      10,697           --       10,697           --
     Minority interest in discontinued operations .......      (2,167)        (116)      (2,239)        (243)
                                                            ---------    ---------    ---------    ---------

         Income from discontinued operations ............       9,063          486        9,361        1,018
                                                            ---------    ---------    ---------    ---------

  NET INCOME AVAILABLE FOR COMMON SHARES ................   $  14,400    $   6,438    $  22,072    $  13,554
                                                            =========    =========    =========    =========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              QUARTERS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                   JUNE 30,
                                                          ------------------------     --------------------
                                                              2003         2002          2003       2002
                                                          -----------    ---------     --------    --------
EARNINGS PER COMMON SHARE - BASIC:
     Income from continuing operations  ................  $       .24    $     .28     $    .58    $    .58
     Income from discontinued operations  ..............          .41          .02          .43         .05
                                                          -----------    ---------     --------    --------
     Net income available for Common Shares.............  $       .65    $     .30     $   1.00    $    .63
                                                          ===========    =========     ========    ========

EARNINGS PER COMMON SHARE - FULLY DILUTED:
     Income from continuing operations..................  $       .24    $     .27     $    .57    $    .57
     Income from discontinued operations................          .40          .02          .42         .05
                                                          -----------    ---------     --------    --------
     Net income available for Common Shares.............  $       .64    $     .29     $    .98    $    .61
                                                          ===========    =========     ========    ========

     Distributions declared per Common Shares
         outstanding....................................  $      .495    $    .475     $    .99     $   .95
                                                          ===========    =========     ========    ========

     Weighted average Common Shares outstanding -
         basic..........................................       22,027       21,563       21,973      21,498
                                                          ===========    =========     ========    ========
     Weighted average Common Shares outstanding -
         fully diluted..................................       27,965       27,664       27,853      27,587
                                                          ===========    =========     ========    ========

                       MANUFACTURED HOME COMMUNITIES, INC.
                CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     QUARTERS ENDED      SIX MONTHS ENDED
                                                         JUNE 30,            JUNE 30,
                                                    -----------------   -----------------
                                                     2003      2002      2003      2002
                                                    -------   -------   -------   -------
Net income available for Common Shares ..........   $14,400   $ 6,438   $22,072   $13,554
     Net unrealized holding (losses) gains on
         derivative instruments .................       341    (2,557)      492       342
                                                    -------   -------   -------   -------
     Net other comprehensive income available for
         Common Shares ..........................   $14,741   $ 3,881   $22,564   $13,896
                                                    =======   =======   =======   =======

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        JUNE 30,    JUNE 30,
                                                                          2003       2002
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .....................................................   $ 22,072    $ 13,554
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to Minority Interests .....................     10,918       8,983
         Gain on sale of property ...................................    (10,697)         --
         Depreciation and amortization expense and other ............     19,659      18,903
         Equity in income of unconsolidated joint ventures ..........     (1,127)       (627)
         Amortization of deferred compensation and other ............        980       2,560
         Decrease in provision for uncollectible rents receivable ...         89          --
     Changes in assets and liabilities:
         Increase in rents receivable ...............................       (574)        (91)
         (Increase) decrease in inventory ...........................       (967)        723
         Increase in prepaid expenses and other assets ..............     (3,586)     (2,672)
         (Decrease) increase in accounts payable and accrued expenses        (83)        457
         Increase in rents received in advance and security deposits         629       1,602
                                                                        --------    --------
     Net cash provided by operating activities ......................     37,313      43,392
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of rental properties ...............................         --      (9,026)
     Proceeds from disposition of assets ............................     27,083          --
     Distributions from joint ventures ..............................        688         322
     Purchase of RSI ................................................         --        (675)
     Cash received in acquisition of RSI ............................         --         844
     Funding of notes receivable ....................................       (545)       (867)
     Improvements:
         Improvements - corporate ...................................        (72)       (324)
         Improvements - rental properties ...........................     (6,207)     (6,004)
         Site development costs .....................................     (3,330)     (5,740)
                                                                        --------    --------
     Net cash provided by (used in) investing activities ............     17,617     (21,470)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from stock options and employee stock purchase plan      4,705       5,156
     Distributions to Common Stockholders, Common OP Unitholders and
         Perpetual Preferred OP Unitholders .........................    (32,395)    (30,603)
     Collection of principal payments on employee notes .............      2,713         994
     Line of credit:
         Proceeds ...................................................     27,000      26,500
         Repayments .................................................    (57,650)     (7,500)
     Refinancings - net proceeds (repayments) .......................     13,974      (4,733)
     Principal payments .............................................     (2,755)     (2,197)
     Debt issuance costs ............................................       (302)       (510)
                                                                        --------    --------
     Net cash used in financing activities ..........................    (44,710)    (12,893)
                                                                        --------    --------

Net increase in cash and cash equivalents ...........................     10,220       9,029
Cash and cash equivalents, beginning of period ......................      7,270       1,354
                                                                        --------    --------
Cash and cash equivalents, end of period ............................   $ 17,490    $ 10,383
                                                                        ========    ========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest ............................   $ 25,651    $ 24,477
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

 (a) Basis of Consolidation

     The Company consolidates its majority-owned subsidiaries in which it has the ability to control the operations of the subsidiaries. The Company does not consolidate entities over which it does not have sole control of the major decisions. All inter-company transactions have been eliminated in consolidation. The Company's acquisitions were all accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations" for those transactions initiated before June 30, 2001 and in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" for those transactions completed after June 30, 2001.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. The FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company has adopted FIN 46 in the third quarter of 2003 and we have determined adoption will not have a material effect on the financial results of the Company.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Inventory

     Inventory consists of new and used manufactured homes, is stated at the lower of cost or market and is net of a valuation allowance calculated after consideration of the NADA (National Automobile Dealers Association) Manufactured Housing Appraisal Guide. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Resale revenues are stated net of commissions paid to employees of $229,000 and 435,000, respectively, for the quarters and six months ended June 30, 2003.

(d) Notes Receivable

     Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized discounts or premiums net of a valuation allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases we finance the sale of homes to our residents (referred to as "Chattel Loans") which are secured by the homes. The valuation allowance for the Chattel Loans is calculated based on a comparison of the outstanding principal balance of each note compared to the N.A.D.A. value of the underlying manufactured home collateral.

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

     Certain costs, primarily legal costs, relative to our efforts to effectively change the use and operations of several Properties subject to rent control (see Note 9) are currently classified in other assets. These costs, to the extent these efforts are successful, are capitalized to the extent of the established value of the revised project and included in the net investment in real estate for the appropriate Properties. For the six months ended June 30, 2003, we have capitalized $859,000 of these costs. To the extent these efforts are not successful, these costs will be expensed. In addition, we capitalize certain costs, primarily legal costs, related to entering into lease agreements which govern the terms under which we may enter into leases with individual tenants and which are expensed over the term of the lease agreement.

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

     The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2003 and 2002 (amounts in thousands):

                                                      QUARTERS ENDED     SIX MONTHS ENDED
                                                    ------------------  ------------------
                                                    JUNE 30,  JUNE 30,  JUNE 30,  JUNE 30,
                                                      2003     2002      2003      2002
                                                    --------  --------  --------  --------
NUMERATORS:
  NET INCOME FROM CONTINUING OPERATIONS:
     Net income from
         continuing operations - basic ..........   $ 5,337   $ 5,952   $12,711   $12,536
     Amounts allocated to dilutive securities ...     1,277     1,474     3,053     3,114
                                                    -------   -------   -------   -------
     Net income from continuing operations
          - fully diluted                           $ 6,614   $ 7,426   $15,764   $15,650
                                                    =======   =======   =======   =======

  NET INCOME FROM DISCONTINUED OPERATIONS:
     Net income from
         discontinued operations - basic ........   $ 9,063   $   486   $ 9,361   $ 1,018
     Amounts allocated to dilutive securities ...     2,167       116     2,239       243
                                                    -------   -------   -------   -------
     Net income from discontinued operations
          - fully diluted                           $11,230   $   602   $11,600   $ 1,261
                                                    =======   =======   =======   =======

  EARNINGS PER COMMON SHARE- FULLY DILUTED:
     Net income available for Common
         Shares - basic .........................   $14,400   $ 6,438   $22,072   $13,554
     Amounts allocated to dilutive securities ...     3,444     1,590     5,292     3,357
                                                    -------   -------   -------   -------
     Net income available for Common
         Shares - fully diluted .................   $17,844   $ 8,028   $27,364   $16,911
                                                    =======   =======   =======   =======

DENOMINATOR:
  Weighted average Common Shares
       outstanding - basic ......................    22,027    21,563    21,973    21,498
  Effect of dilutive securities:
  Weighted average Common OP Units ..............     5,344     5,417     5,351     5,421
  Employee stock options ........................       594       684       529       668
                                                    -------   -------   -------   -------
  Weighted average Common Shares
       outstanding - fully diluted ..............    27,965    27,664    27,853    27,587
                                                    =======   =======   =======   =======

NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

     On April 11, 2003, the Company paid a $.495 per share distribution for the quarter ended March 31, 2003 to stockholders of record on March 28, 2003. On July 11, 2003, the Company paid a $.495 per share distribution for the quarter ended June 30, 2003 to stockholders of record on June 27, 2003.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT IN REAL ESTATE

     On June 6, 2003, the Company sold Independence Hill, located in Morgantown, West Virginia with a total of 203 sites for $3.9 million and recorded a gain on sale of $2.8 million. On June 6, 2003, the Company sold Brook Gardens located in Hamburg, New York with a total of 424 sites for $17.8 million and recorded a gain on sale of $4.0 million. On June 30, 2003, the Company sold Pheasant Ridge located in Mount Airy, Maryland with a total of 101 sites for $5.4 million and recorded a gain on sale of $3.9 million. Proceeds from the sales were used to repay amounts on the Company's line of credit.

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

NOTE 5 - NOTES RECEIVABLE

     As of June 30, 2003 and December 31, 2002, the Company had approximately $10.5 million and $10.0 million in notes receivable, respectively. The Company has approximately $1.6 million in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of Common OP Units and partnership interests in certain joint ventures. The Company has approximately $8.9 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.0%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by manufactured homes at certain Properties.

NOTE 6 - INVESTMENT IN JOINT VENTURES

     The Company recorded approximately $1.1 million and $667,000 of net income from joint ventures in the six months ended June 30, 2003 and 2002, respectively, and received approximately $688,000 and $322,000 in distributions for the six months ended June 30, 2003 and 2002, respectively. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

The following table summarizes the Company's investments in unconsolidated joint ventures:

                                                                                            INVESTMENT AS OF
                                                     NUMBER OF       ECONOMIC       JUNE 30,           DECEMBER 31,
       PROPERTY                   LOCATION             SITES       INTEREST (a)       2003                  2002
------------------------      ------------------     ---------     ------------    ----------           -----------
                                                                                           (in thousands)
Trails West                   Tucson, AZ                   503             50%        $ 1,931               $ 1,917
Plantation                    Calimesa, CA                 385             50%          2,858                 2,861
Manatee                       Bradenton, FL                290             90%             84                   631
Home                          Hallandale, FL               136             90%          1,076                 1,092
Villa del Sol                 Sarasota, FL                 207             90%            692                   726
Voyager RV Resort             Tucson, AZ                    --             25%          4,604                 4,463
Preferred Interests in College Heights                      --             17%          7,944                 7,944
                                                     ---------                     ----------           -----------
                                                         1,521                        $19,189               $19,634
                                                     =========                     ==========           ===========

(a) The percentages shown approximate the Company's economic interest. The Company's legal interest may differ.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LONG-TERM BORROWINGS

     As of June 30, 2003 and December 31, 2002, the Company had outstanding mortgage indebtedness of approximately $586.6 million and $575.4 million, respectively, encumbering 66 of the Company's Properties. As of June 30, 2003 and December 31, 2003, the carrying value of such Properties was approximately $722 million and $720 million, respectively.

     The outstanding mortgage indebtedness consists of:

o A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 28 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and pays interest at a rate of 7.015% per annum. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is recorded net of a hedge of $3.0 million (net of accumulated amortization of $302,000) that is being amortized into interest expense over the life of the loan.

o A $91.9 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

o A $49.2 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owed by MHC Stagecoach L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures September 1, 2011.

o A $44.9 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC-Bay Indies Financing Limited Partnership. On April 17, 2003, we entered into an agreement which increased the Bay Indies Mortgage to $45 million. Under the new agreement, the Bay Indies Mortgage bears interest at 5.69% per annum, amortizes over 25 years and matures April 17, 2013.

o A $15.4 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

o Approximately $122.9 million of mortgage debt on 23 other various Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. Scheduled maturities for the outstanding indebtedness are at various dates through November 30, 2020, and fixed interest rates range from 6.5% to 9.3% per annum. Included in this debt, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997.

     We have an unsecured line of credit with a group of banks (the "Line of Credit") with a total facility of $150 million, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. The Line of Credit matures on August 9, 2003 with two one-year extension options with which we may extend the maturity through August 9, 2005. In July 2003, we exercised our extension option through August 9, 2004. We pay a quarterly fee on the average unused amount of such credit equal to 0.15% of such amount. As of June 30, 2003, $95.9 million was available under the Line of Credit.

     We have a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.375%. The Term Loan matures on August 9, 2003 with two one-year extension options with which we may extend the maturity through August 9, 2005. In July 2003, we exercised our extension option through August 9, 2004.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LONG-TERM BORROWINGS (CONTINUED)

     On October 29, 2001, we entered into an interest rate swap agreement (the "2001 Swap"), effectively fixing the LIBOR rate on $100 million of our floating rate debt at approximately 3.7% per annum for the period October 2001 through August 2004. The terms of the 2001 Swap require monthly settlements on the same dates interest payments are due on the debt. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and its amendments, SFAS No. 137 and SFAS No. 138. In accordance with SFAS No. 133, the interest rate swap will be reflected at market value. We believe the 2001 Swap is a perfectly effective cash flow hedge, under SFAS No. 133, and there is no effect on net income as a result of the mark-to-market adjustment. As of June 30, 2003, the hedge represented a liability of approximately $4.3 million and is recorded in accounts payable and accrued expenses. Mark-to-market changes in the value of the 2001 Swap are included in other comprehensive income.

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

                                        QUARTERS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                        -----------------------    -------------------------
                                          2003           2002          2003           2002
                                        --------       --------    ----------       --------
Net income available for Commonz
   Shares as reported ...............   $ 14,400       $  6,438      $ 22,072       $ 13,554
Add: Stock-based compensation
   expense included in net income as
   reported .........................        476            684           980          1,368
Deduct: Stock-based compensation
   expense determined under the fair
   value based method for all awards        (476)          (616)         (980)        (1,232)
                                        --------       --------      --------       --------
Pro forma net income available for
   Common Shares ....................   $ 14,400       $  6,506      $ 22,072       $ 13,690
                                        ========       ========      ========       ========
Pro forma net income per Common
   Share - Basic ....................   $    .65       $    .30      $   1.00       $    .64
                                        ========       ========      ========       ========
Pro forma net income per Common
   Share - Fully Diluted ............   $    .64       $    .29      $    .98       $    .62
                                        ========       ========      ========       ========

     Pursuant to the Stock Option Plan as discussed in Note 14 to the 2002 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the six months ended June 30, 2003, Options for 138,041 shares of common stock were exercised.

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

     In connection with the Ellenburg Acquisition, on September 8, 1999, Ellenburg Fund 20 ("Fund 20") filed a cross complaint in the Ellenburg dissolution proceeding against the Company and certain of its affiliates alleging causes of action for fraud and other claims in connection with the Ellenburg Acquisition. The Company subsequently successfully had the cross complaint against the Company and its affiliates dismissed with prejudice by the California Superior Court. However, Fund 20 appealed. Although this appeal was one not resolved by the Settlement, the California Court of Appeal dismissed Fund 20's substantive appeals on March 13, 2003 as moot. Fund 20 petitioned the California Supreme Court to review this decision which review was denied.

     In October 2001, Fund 20 sued the Company and certain of its affiliates again, this time in Alameda County, California making substantially the same allegations. The Company obtained an injunction preventing the case from proceeding until the Fund 20 appeal is decided and other related proceedings in Arizona (from which the Company has already been dismissed with prejudice) are concluded. The Company has sought to have the Alameda County action removed to Los Angeles County Superior Court and permanently enjoined. The Company believes Fund 20's allegations are without merit and will vigorously defend itself if the Court does not permanently enjoin the action or cause it to be otherwise dismissed.

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

                       MANUFACTURED HOME COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the quarter ended June 30, 2003 compared to the corresponding period in 2002. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2002 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

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

                            PROPERTY                   TRANSACTION DATE           SITES
                            --------                   ----------------           -----
TOTAL SITES AS OF JANUARY 1, 2002....................                             50,663

ACQUISITIONS:
     Mt. Hood Village................................ March 12, 2002                 450
     Harbor View..................................... July 10, 2002                  471
     Countryside..................................... July 31, 2002                  560
     Golden Sun...................................... July 31, 2002                  329
     Breezy Hill..................................... July 31, 2002                  762
     Highland Woods.................................. August 14, 2002                148
     Holiday Village................................. July 31, 2002                  301
     Tropic Winds.................................... August 7, 2002                 531
     Silk Oak Lodge.................................. October 1, 2002                180
     Hacienda Village................................ December 18, 2002              519
     Glen Ellen...................................... December 31, 2002              117

EXPANSION SITE DEVELOPMENT AND OTHER:
     Sites added or reconfigured in 2002.............                                 90
     Sites added or reconfigured in 2003.............                                (47)

DISPOSITIONS:
     College Heights (17 properties)................. September 1, 2002           (3,220)
     Camelot Acres................................... November 13, 2002             (319)
     Independence Hill............................... June 6, 2003                  (203)
     Brook Gardens................................... June 6, 2003                  (424)
     Pheasant Ridge.................................. June 30, 2003                 (101)

                                                                             -------------
TOTAL SITES AS OF JUNE 30, 2003............................................       50,807
                                                                             =============

                       MANUFACTURED HOME COMMUNITIES, INC.

TRENDS

     Occupancy in our Properties as well as our ability to increase rental rates directly affect revenues. In 2003, occupancy in our Core Portfolio decreased 1.5%. Also during 2003, average monthly base rental rates for the Core Portfolio increased approximately 5.2%. We project continued growth during the remainder of 2003 in our Core Portfolio performance. Core Portfolio base rental-rate growth is expected to be approximately 5 percent. Assuming current economic conditions continue to impact occupancies, overall revenue growth will be approximately 3 percent. Core Portfolio operating expenses are expected to grow in excess of CPI due to continued increases in insurance, real estate taxes and utility expenses. These projections would result in growth of approximately 2.5 percent in Core Portfolio income from operations (also referred to as net operating income or "NOI").

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company has adopted FIN 46 in the third quarter of 2003 and we have determined adoption will not have a material effect on the financial results of the Company.

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

                                        QUARTERS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                        -----------------------    -------------------------
                                          2003           2002           2003           2002
                                        --------       --------      --------       --------
Net income available for Common .....   $ 14,400       $  6,438      $ 22,072       $ 13,554
   Shares as reported
Add: Stock-based compensation
   expense included in net income as
   reported .........................        476            684           980          1,368
Deduct: Stock-based compensation
   expense determined under the fair
   value based method for all awards        (476)          (616)         (980)        (1,232)
                                        --------       --------      --------       --------
Pro forma net income available for
   Common Shares ....................   $ 14,400       $  6,506      $ 22,072       $ 13,690
                                        ========       ========      ========       ========
Pro forma net income per Common
   Share - Basic ....................   $    .65       $    .30      $   1.00       $    .64
                                        ========       ========      ========       ========
Pro forma net income per Common
   Share - Fully Diluted ............   $    .64       $    .29      $    .98       $    .62
                                        ========       ========      ========       ========

                       MANUFACTURED HOME COMMUNITIES, INC.

COMPARISON OF THE QUARTER ENDED JUNE 30, 2003 TO THE QUARTER ENDED JUNE 30, 2002

     Since December 31, 2001, the gross investment in real estate has increased from $1,238 million to $1,286 million. The total number of sites owned or controlled has increased from 50,663 as of December 31, 2001 to 50,807 as of June 30, 2003.

PROPERTY OPERATIONS:

     The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the quarters ended June 30, 2003 and 2002.

                                                    CORE PORTFOLIO                                    TOTAL PORTFOLIO
                                    --------------------------------------------      ---------------------------------------------
                                                             INCREASE/      %                                    INCREASE/     %
(dollars in thousands)                 2003        2002     (DECREASE)    CHANGE         2003        2002       (DECREASE)   CHANGE
                                    ----------  ----------  -----------  -------      ---------   ----------   -----------   ------
Community base rental income.....   $   47,797  $   46,284  $     1,513     3.3%      $   49,111  $   49,011   $       100     0.2%
Resort base rental income........          160         144           16    11.1%           1,854       1,218           636    52.2%
Utility and other income.........        4,852       4,827           25     0.5%           5,091       5,176           (85)   (1.6%)
                                    ----------  ----------  -----------  -------      ----------  ----------   -----------   ------
     Property operating revenues.       52,809      51,255        1,554     3.0%          56,056      55,405           651     1.2%

Property operating and
     maintenance...................     13,777      13,327          450     3.4%          15,818      15,345           473     3.1%
Real estate taxes................        4,335       4,154          181     4.4%           4,745       4,573           172     3.8%
Property management..............        2,144       2,096           48     2.3%           2,276       2,267             9     0.4%
                                    ----------  ----------  -----------  -------      ----------  ----------   -----------   ------
     Property operating expenses        20,256      19,577          679     3.5%          22,839      22,185           654     3.0%
                                    ----------  ----------  -----------  -------      ----------  ----------   -----------   ------

Income from property operations     $   32,553  $   31,678  $       875     2.8%      $   33,217  $   33,220   $        (3)   (0.0%)
                                    ==========  ==========  ===========  =======      ==========  ==========   ===========   ======


Site and Occupancy Information (1):

Average total sites..............       41,568      41,590          (22)   (0.1%)         43,131      44,731        (1,600)   (3.6%)
Average occupied sites...........       37,952      38,617         (665)   (1.7%)         39,421      41,469        (2,048)   (4.9%)
Occupancy %....................           91.3%       92.9%        (1.6%)  (1.6%)           91.4%       92.7%         (1.3%)  (1.3%)
Monthly base rent per site.....     $   419.82   $  399.52  $     20.30     5.1%      $   415.28   $  393.95    $    21.33     5.4%

Total sites
      As of June 30,..............      41,567      41,591          (24)   (0.1%)         43,131      44,575        (1,444)   (3.2%)
Total occupied sites
      As of June 30,..............      37,853      38,546         (693)   (1.8%)         39,321      41,263        (1,942)   (4.7%)

  (1) Site and occupancy information excludes Resort sites and Properties owned through joint ventures.

                       MANUFACTURED HOME COMMUNITIES, INC.

Property Operating Revenues

     The 3.3% increase in Community base rental income for the Core Portfolio reflects a 5.1% increase in monthly base rent per site coupled with a 1.7% decrease in average occupied sites.

Property Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in property payroll, insurance and other expenses, utility expense, repair and maintenance and administrative expenses. The increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, increased by 2.3%.

HOME SALES OPERATIONS:

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended June 30, 2003 and 2002.

                                                           HOME SALES OPERATIONS
                                               ---------------------------------------------
                                                                     INCREASE /
                                                 2003      2002      (DECREASE)     % CHANGE
                                               -------    -------    ----------     --------
(dollars in thousands)
     Gross revenues from new home sales ....   $ 8,651    $ 7,420       $ 1,231        16.6%
     Cost of new home sales ................    (7,302)    (5,684)       (1,618)      (28.5%)
                                               -------    -------       -------     --------
     Gross profit from new home sales ......     1,349      1,736          (387)      (22.3%)

     Gross revenues from used home sales ...       916        510           406        79.6%
     Cost of used home sales ...............      (864)      (236)         (628)     (266.1%)
                                               -------    -------       -------     --------
     Gross profit from used home sales .....        52        274          (222)      (81.0%)

     Brokered resale revenues, net .........       454        455            (1)        (.2%)
     Home selling expenses .................    (1,808)    (2,007)          199         9.9%
     Ancillary services revenues, net ......      (111)       112          (223)     (199.1%)
                                               -------    -------       -------     --------

     (Loss) income from home sales and other   $   (64)   $   570       $  (634)     (111.2%)
                                               =======    =======       =======     ========

HOME SALES VOLUMES:
       New home sales.......................       118        104            14        13.5%
       Used home sales......................        57         41            16        39.0%
       Brokered home resales................       282        312           (30)       (9.6%)


     New home sales gross profit reflects a 13.5% increase in sales volume coupled with a 7.8% decrease in the gross margin. The average selling price of new homes increased $2,000 or 2.8% compared to 2002. Used home gross profit reflects a decrease in gross margin on used home sales, partially offset by increased sales volume. Brokered resale revenues remained stable compared to the prior year. The 9.9% decrease in home selling expenses primarily reflects reductions in payroll and advertising expenses.

                       MANUFACTURED HOME COMMUNITIES, INC.

OTHER INCOME AND EXPENSES:

     The decrease in other income and expenses reflects increased income from joint ventures and interest income and a decrease in interest expense and general and administrative expense. Interest expense decreased due to a decrease in the weighted average interest rate for outstanding debt.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 TO THE SIX MONTHS ENDED JUNE 30, 2002

The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the six months ended June 30, 2003 and 2002.

                                                    CORE PORTFOLIO                                   TOTAL PORTFOLIO
                                    -----------------------------------------------  -----------------------------------------------
                                                             INCREASE/       %                               INCREASE/      %
(dollars in thousands)                 2003        2002      (DECREASE)    CHANGE      2003       2002      (DECREASE)     CHANGE
                                    ----------  ----------   ----------  ---------   --------  ----------   -----------   ---------
Community base rental income.....   $   95,837  $   92,659      3,178     3.4%     $   98,472  $   98,206   $       266     0.3%
Resort base rental income........          299         246         53    21.5%          5,931       3,655         2,276    62.3%
Utility and other income.........        9,607       9,632        (25)   (0.3%)        10,422      10,413             9     0.1%
                                    ----------  ----------  ---------   ------     ----------  ----------   -----------   ------
     Property operating revenues.      105,743     102,537      3,206     3.1%        114,825     112,274         2,551     2.3%

Property operating and
     maintenance...................     28,069      27,030      1,039     3.8%         32,545      31,204         1,341     4.3%
Real estate taxes................        8,582       8,195        387     4.7%          9,383       9,033           350     3.9%
Property management..............        4,261       4,266          5     0.1%          4,628       4,674            46     1.0%
                                    ----------  ----------  ---------   ------     ----------  ----------   -----------   ------
     Property operating expenses        40,912      39,491      1,421     3.6%         46,556      44,911         1,645     3.7%
                                    ----------  ----------  ---------   ------     ----------  ----------   -----------   ------

Income from property operations     $   64,831  $   63,046  $   1,784     2.8%     $   68,269  $   67,363   $       906     1.3%
                                    ==========  ==========  =========   ======     ==========  ==========   ===========   ======


Site and Occupancy Information (1):

Average total sites..............       41,567      41,569         (2)   (0.0%)        43,132      44,750        (1,618)   (3.6%)
Average occupied sites...........       38,139      38,789       (650)   (1.7%)        39,611      41,683        (2,072)   (5.0%)
Occupancy %....................           91.8%       93.3%      (1.5%)  (1.5%)          91.8%       93.1%         (1.3%)  (1.3%)
Monthly base rent per site.....     $   418.81   $  398.13  $   20.68     5.2%      $  414.33   $  392.67    $    21.66     5.5%

  (1) Site and occupancy information excludes Resort sites and Properties owned through joint ventures.

Property Operating Revenues

     The 3.4% increase in base rental income for the Core Portfolio reflects a 5.2% increase in monthly base rent per site coupled with a 1.7% decrease in average occupied sites.

Property Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in property payroll, insurance and other expenses, utility expense, repair and maintenance expenses and administrative expense. The increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, remained relatively stable.

                       MANUFACTURED HOME COMMUNITIES, INC.

HOME SALES OPERATIONS:

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the six months ended June 30, 2003 and 2002.

                                                                               HOME SALES OPERATIONS
                                                         -------------------------------------------------------------------
                                                                                               INCREASE /
(dollars in thousands)                                        2003              2002           (DECREASE)        % CHANGE
                                                         ----------------  ---------------   ---------------  --------------
     Gross revenues from new home sales................. $      12,260     $      11,729              531            4.5%
     Cost of new home sales.............................       (10,277)           (9,089)          (1,188)         (13.1%)
                                                         ----------------  ---------------   ---------------  --------------
     Gross profit from new home sales...................         1,983             2,640             (657)         (24.9%)

     Gross revenues from used home sales................         1,399               927              472           50.9%
     Cost of used home sales............................        (1,349)             (566)            (783)        (138.3%)
                                                         ----------------  ---------------   ---------------  --------------
     Gross profit from used home sales..................            50               361             (311)         (86.1%)

     Brokered resale revenues, net......................           830               886              (56)          (6.3%)
     Home selling expenses..............................        (3,702)           (4,125)             423           10.3%
     Ancillary services revenues, net...................           371               669             (298)         (44.5%)
                                                         ----------------  ---------------   ---------------  --------------

     (Loss) income from home sales and other............ $       (468)     $         431             (899)        (208.6%)
                                                         ================  ===============   ===============  ==============

HOME SALES VOLUMES:
       New home sales...................................           170               161                9              5.6%
       Used home sales..................................            89                78               11             14.1%
       Brokered home resales............................           542               543               (1)           (0.2%)

     New home sales gross profit reflects a 5.6% increase in sales volume coupled with a 6.3% decrease in the gross margin. Used home gross profit reflects a decrease in gross margin on used home sales, partially offset by increased sales volume. Brokered resale revenues reflects decreased commissions. The 10.3% decrease in home selling expenses primarily reflects reductions in payroll and advertising expenses.

OTHER INCOME AND EXPENSES:

     The decrease in other income and expenses reflects an increase in income from joint ventures and a decrease in general and administrative expense and interest expense for the six months ended June 30, 2003.

                       MANUFACTURED HOME COMMUNITIES, INC.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of June 30, 2003, the Company had $17.5 million in cash and cash equivalents and $95.9 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.

DISPOSITIONS

     On June 6, 2003, the Company sold Independence Hill, located in Morgantown, West Virginia with a total of 203 sites for $3.9 million and recorded a gain on sale of $2.8 million. On June 6, 2003, the Company sold Brook Gardens located in Hamburg, New York with a total of 424 sites for $17.8 million and recorded a gain on sale of $4.0 million. On June 30, 2003, the Company sold Pheasant Ridge located in Mount Airy, Maryland with a total of 101 sites for $5.4 million and recorded a gain on sale of $3.9 million. Proceeds from the sales were used to repay amounts on the Company's line of credit.

EQUITY TRANSACTIONS

     On April 11, 2003, the Company paid a $.495 per share distribution for the quarter ended March 31, 2003 to stockholders of record on March 28, 2003. On July 11, 2003, the Company paid a $.495 per share distribution for the quarter ended June 30, 2003 to stockholders of record on June 27, 2003. The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid on June 30, 2003.

MORTGAGES AND CREDIT FACILITIES

     Throughout the six months ended June 30, 2003, the Company borrowed $27 million on its line of credit and paid down $57.7 million on the line of credit. The line of credit bears interest at a rate of LIBOR plus 1.125%.

     Certain of the Company's mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization ("EBITDA"), limitations on certain holdings and other restrictions.

CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate headquarters costs. Recurring CapEx was approximately $6.2 million for the six months ended June 30, 2003. Site development costs were approximately $3.3 million for the six months ended June 30, 2003, and represent costs to develop expansion sites at certain of the Company's Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home.

                       MANUFACTURED HOME COMMUNITIES, INC.

INFLATION

     Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide the Company with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

FUNDS FROM OPERATIONS

     Funds From Operations ("FFO"), a non-GAAP financial performance measure, was redefined by the National Association of Real Estate Investment Trusts ("NAREIT") in April 2002, as net income (computed in accordance with GAAP), before allocation to minority interests, excluding gains (or losses) from sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. The Company computes FFO in accordance with the NAREIT definition, which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REIT's computations. The Company believes that FFO is useful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, FFO provides investors an understanding of the ability of the Company to incur and service debt and to make capital expenditures. FFO does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of the Company's performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and are not necessarily indicative of cash available to fund cash needs.

     The following table presents a calculation of FFO for the quarters and six months ended June 30, 2003 and 2002 (amounts in thousands):

                                                                         QUARTERS ENDED                   SIX MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                 -------------------------------   --------------------------------
                                                                      2003            2002              2003              2002
                                                                 --------------  ---------------   ---------------   --------------
 COMPUTATION OF FUNDS FROM OPERATIONS:
      Net income...............................................  $      14,400   $       6,438     $      22,072     $      13,554
      Income allocated to common OP Units.......................         3,444           1,590             5,291             3,357
      Depreciation on real estate assets........................         9,058           8,965            17,962            17,815
      Depreciation on real estate assets held-for-sale..........           ---             121               129               242
      Gain on the sale of Properties and other..................       (10,197)            ---           (10,197)              ---
                                                                 --------------  ---------------   ---------------   --------------
        Funds from operations..................................  $      16,705   $      17,114     $      35,257     $      34,968
                                                                 ==============  ===============   ===============   ==============

      Weighted average Common Stock outstanding - diluted               27,965          27,664            27,853            27,587
                                                                 ==============  ===============   ===============   ==============

                       MANUFACTURED HOME COMMUNITIES, INC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our earnings are affected by changes in interest rates, since a portion of our outstanding indebtedness is at variable rates based on LIBOR. Our Line of Credit ($54.1 million outstanding at June 30, 2003) bears interest at LIBOR plus 1.125%, per annum and our $100 million Term Loan bears interest at LIBOR plus 1.375%. If LIBOR increased/decreased by 1.0% during the six months ended June 30, 2003, interest expense would have increased/decreased by approximately $3.8 million based on the combined average balance outstanding under the Company's Line of Credit and Term Loan during the period.

     On October 29, 2001, we entered into an interest rate swap agreement (the "2001 Swap"), effectively fixing the LIBOR rate on $100 million of our floating rate debt at approximately 3.7% per annum for the period October 2001 through August 2004. The terms of the 2001 Swap require monthly settlements on the same dates interest payments are due on the debt. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and its amendments, SFAS No. 137 and SFAS No. 138. In accordance with SFAS No. 133, the interest rate swap will be reflected at market value. We believe the 2001 Swap is a perfectly effective cash flow hedge, under SFAS No. 133, and there will be no effect on net income as a result of the mark-to-market adjustment. As of June 30, 2003, the hedge represented a liability of approximately $4.3 million and is recorded in accounts payable and accrued expenses. Mark-to-market changes in the value of the 2001 Swap are included in other comprehensive income.

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002.

CHANGES IN INTERNAL CONTROLS

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.


PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

     (see Note 9 of the Consolidated Financial Statements contained herein)

                       MANUFACTURED HOME COMMUNITIES, INC.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     The Company held its Annual Meeting of Stockholders on May 13, 2003. Stockholders holding 17,534,693 Common Shares (being the only class of shares entitled to vote at the meeting), or 78.8% of the Company's issued and outstanding shares as of the record date for the meeting, attended the meeting or were represented by proxy. The Company's shareholders voted on two matters presented at the meeting and both received the requisite number of votes to pass. The results of the stockholders vote on each of the two matters are as follows:

PROPOSAL 1 - Election of three directors to terms expiring in 2006.

                              TOTAL VOTE FOR       TOTAL VOTE WITHHELD
                              EACH DIRECTOR*       FROM EACH DIRECTOR*
                              ---------------      -------------------
Howard Walker                       92.40%                  7.60%
Donald S. Chisholm                  99.73%                   .27%
Thomas E. Dobrowski                 99.16%                   .84%


    * This percentage represents the number of shares voting in this matter out of the total number of shares voted at the meeting, not out of the total shares outstanding. This matter required a plurality of votes cast for approval.

PROPOSAL 2 - Approval of an amendment to the Company's Charter to eliminate the current classification of the board (this matter required the affirmative vote of two-thirds of all votes entitled to be cast on the proposal).

                     For                 16,878,607        96.3%
                     Against                627,753         3.5%
                     Abstain                 28,332         0.2%
                     Non-vote                     1           0%


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits:

               31.1 Certification of Chief Financial Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

               31.2 Certification of Chief Executive Officer Pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002

               32.1 Certification of Chief Financial Officer Pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               32.2 Certification of Chief Executive Officer Pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K:

               Form 8-K dated and filed April 28,2003, relating to Item 7 -
                    "Financial Statements and Exhibits" and Item 12 - "Disclosure of Results of Operations and Financial Condition" regarding release of 2nd Quarter 2003 results of operations and financial condition.

               Form 8-K dated and filed May 8, 2003, relating to Item 5 - "Other
                    Events and Regulation FD Disclosure" regarding communications with Chateau Communities, Inc.

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


DATE: August 8, 2003