Form 10-Q
period 2003-09-30
MANUFACTURED HOME COMMUNITIES INC
filed 2003-11-13
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

            22,472,731 shares of Common Stock as of November 7, 2003.

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       -----
                          PART I - FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002..........     3

    Consolidated Statements of Operations for the quarters and nine months ended
       September 30, 2003 and 2002 (unaudited)......................................................     4

    Consolidated Statements of Cash Flows for the nine months ended
       September 30, 2003 and 2002 (unaudited)......................................................     6

    Notes to Consolidated Financial Statements......................................................     7

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..............................................................    17

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk...............................    27

ITEM 4.    Controls and Procedures..................................................................    27

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings........................................................................    28

ITEM 4.    Submission of Matters to a Vote of Security Holders......................................    28

ITEM 6.    Exhibits and Reports on Form 8-K.........................................................    28

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    SEPTEMBER 30,
                                                                                        2003               DECEMBER 31,
                                                                                     (UNAUDITED)              2002
                                                                                   ---------------        -------------
ASSETS
Investment in real estate:
   Land....................................................................        $       279,811        $     284,219
   Land improvements.......................................................                890,641              893,839
   Buildings and other depreciable property................................                120,593              117,949
                                                                                   ---------------        -------------
                                                                                         1,291,045            1,296,007
   Accumulated depreciation................................................               (262,385)            (238,098)
                                                                                   ---------------        -------------
     Net investment in real estate.........................................              1,028,660            1,057,909
Cash and cash equivalents..................................................                 17,981                7,270
Notes receivable...........................................................                 10,772               10,044
Investment in joint ventures...............................................                 18,947               19,634
Rents receivable, net......................................................                  2,040                1,735
Deferred financing costs, net..............................................                  7,875                5,030
Inventory..................................................................                 30,687               33,638
Prepaid expenses and other assets..........................................                 36,041               27,590
                                                                                   ---------------        -------------
      Total assets.........................................................        $     1,153,003        $   1,162,850
                                                                                   ===============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable..................................................        $       578,483        $     575,370
   Unsecured term loan.....................................................                100,000              100,000
   Unsecured line of credit................................................                 58,500               84,750
   Other notes payable.....................................................                    113                  113
   Accounts payable and accrued expenses...................................                 40,544               31,010
   Accrued interest payable................................................                  4,109                6,415
   Rents received in advance and security deposits.........................                  7,080                5,966
   Distributions payable...................................................                 13,773               13,106
                                                                                   ---------------        -------------
     Total liabilities.....................................................                802,602              816,730
                                                                                   ---------------        -------------

Commitments and contingencies

Minority interest - Common OP Units and other..............................                 43,671               43,501
Minority interest - Perpetual Preferred OP Units...........................                125,000              125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued.............................                    ---                  ---
   Common stock, $.01 par value
     50,000,000 shares authorized; 22,415,161 and 22,093,240
     shares issued and outstanding for 2003 and 2002, respectively.........                    221                  218
   Paid-in capital.........................................................                260,743              256,394
   Deferred compensation...................................................                 (1,282)              (3,069)
   Employee notes..........................................................                    ---               (2,713)
   Distributions in excess of accumulated earnings.........................                (74,555)             (68,713)
   Accumulated other comprehensive income (loss)...........................                 (3,397)              (4,498)
                                                                                   ---------------        -------------
     Total stockholders' equity............................................                181,730              177,619
                                                                                   ---------------        -------------

   Total liabilities and stockholders' equity..............................        $     1,153,003        $   1,162,850
                                                                                   ===============        =============

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     QUARTERS ENDED                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                              -----------------------------       ----------------------------
                                                                  2003              2002             2003              2002
                                                              ------------      -----------       ------------     -----------
PROPERTY OPERATIONS:
     Community base rental income........................     $     49,203      $    48,858       $   147,675      $   147,064
     Resort base rental income...........................            2,144            1,770             8,076            5,425
     Utility and other income............................            4,904            4,737            15,327           15,150
                                                              ------------      -----------       -----------      -----------
         Property operating revenues.....................           56,251           55,365           171,078          167,639

     Property operating and maintenance..................           16,283           15,860            48,828           47,062
     Real estate taxes...................................            4,577            4,321            13,960           13,354
     Property management.................................            2,364            2,329             6,992            7,003
                                                              ------------      -----------       -----------      -----------
         Property operating expenses.....................           23,224           22,510            69,780           67,419
                                                              ------------      -----------       -----------      -----------
         Income from property operations.................           33,027           32,855           101,298          100,220

HOME SALES OPERATIONS:
     Gross revenues from inventory home sales............           11,399            9,120            25,058           21,775
     Cost of inventory home sales........................          (10,115)          (7,404)          (21,741)         (17,059)
                                                              ------------      -----------       -----------      -----------
     Gross profit from inventory home sales..............            1,284            1,716             3,317            4,716
     Brokered resale revenues, net.......................              491              348             1,321            1,234
     Home selling expenses...............................           (1,971)          (1,934)           (5,669)          (6,061)
     Ancillary services revenues, net....................             (125)             (62)              244              604
                                                              ------------      -----------       -----------      -----------
     Income (loss) from home sales and other.............             (321)              68              (787)             493

OTHER INCOME AND EXPENSES:
     Interest income.....................................              254              239               760              723
     Income from unconsolidated joint ventures...........              490              213             1,629              878
     General and administrative..........................           (2,027)          (1,972)           (5,959)          (5,915)
     Interest and related amortization...................          (12,408)         (13,119)          (37,453)         (38,393)
     Depreciation on corporate assets....................             (310)            (320)             (930)            (956)
     Depreciation on real estate assets and other costs..           (9,446)          (8,816)          (28,037)         (26,632)
                                                              ------------      -----------       -----------      -----------
         Total other income and expenses.................          (23,447)         (23,775)          (69,990)         (70,295)
                                                              ------------      -----------       -----------      -----------

Income before allocation to Minority Interests...........            9,259            9,148            30,521           30,418

MINORITY INTERESTS:
     (Income) allocated to Common OP Units...............           (1,246)          (1,255)           (4,369)          (4,374)
     (Income) allocated to Perpetual Preferred OP Units..           (2,813)          (2,813)           (8,439)          (8,439)
                                                              ------------      -----------       -----------      -----------

         Income from continuing operations...............            5,200            5,080            17,713           17,605

DISCONTINUED OPERATIONS:
     Discontinued operations.............................               10              752               913            2,019
     Gain on sale of property............................              ---            1,270            10,826            1,270
     Minority interest in discontinued operations........               (2)            (390)           (2,170)            (633)
                                                              ------------      -----------       -----------      -----------

         Income from discontinued operations.............                8            1,632             9,569            2,656
                                                              ------------      -----------       -----------      -----------

  NET INCOME AVAILABLE FOR COMMON SHARES.................     $      5,208      $     6,712       $    27,282      $    20,261
                                                              ============      ===========       ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   QUARTERS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                           -----------------------------     ----------------------------
                                                                2003            2002             2003            2002
                                                           -------------    ------------     ------------    ------------
EARNINGS PER COMMON SHARE - BASIC:

     Income from continuing operations  ................   $         .24    $        .23     $        .80    $        .82
     Income from discontinued operations  ..............             ---             .08              .43             .12
                                                           -------------    ------------     ------------    ------------
     Net income available for Common Shares.............   $         .24    $        .31     $       1.24    $        .94
                                                           =============    ============     ============    ============

EARNINGS PER COMMON SHARE - FULLY DILUTED:

     Income from continuing operations..................   $         .23    $        .23     $        .79    $        .80
     Income from discontinued operations................             ---             .07              .42             .12
                                                           -------------    ------------     ------------    ------------
     Net income available for Common Shares.............   $         .23    $        .30     $       1.21    $        .91
                                                           =============    ============     ============    ============

     Distributions declared per Common Shares

         outstanding....................................   $        .495    $       .475     $      1.485    $      1.425
                                                           =============    ============     ============    ============

     Weighted average Common Shares outstanding -
         basic..........................................          22,114          21,676           22,020          21,558
                                                           =============    ============     ============    ============
     Weighted average Common Shares outstanding -
         fully diluted..................................          28,148          27,693           27,952          27,622
                                                           =============    ============     ============    ============

                       MANUFACTURED HOME COMMUNITIES, INC.
              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   QUARTERS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                           ------------------------------      ---------------------------
                                                               2003               2002             2003            2002
                                                           ------------       -----------      -----------     -----------
Net income available for Common Shares..................   $      5,208       $     6,712      $    27,282     $    20,261
     Net unrealized holding gains (losses) on
         derivative instruments.........................            609            (2,551)           1,101          (4,765)
                                                           ------------       -----------      -----------     -----------
     Net other comprehensive income available for
         Common Shares..................................   $      5,817       $     4,161      $    28,383     $    15,496
                                                           ============       ===========      ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                                                   2003                   2002
                                                                              -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income available for Common Shares................................   $      27,282          $      20,261
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to Minority Interests............................          14,978                 13,447
         Gain on sale of property..........................................         (10,826)                (1,270)
         Depreciation and amortization expense and other...................          29,636                 28,342
         Equity in income of unconsolidated joint ventures.................          (1,602)                  (763)
         Amortization of deferred compensation and other...................           1,469                  3,186
         Increase in provision for uncollectible rents receivable..........             (68)                    --
     Changes in assets and liabilities:
         Increase in rents receivable......................................            (235)                  (204)
         Decrease in inventory.............................................           2,763                  1,288
         Increase in prepaid expenses and other assets.....................          (1,293)                (3,816)
         Increase in accounts payable and accrued expenses.................             758                  5,407
         Increase in rents received in advance and security deposits.......           1,114                  2,273
                                                                              -------------          -------------
     Net cash provided by operating activities.............................          63,976                 68,151
                                                                              -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of rental properties......................................             (97)               (49,632)
     Proceeds from disposition of assets...................................          27,170                  4,647
     Distributions from joint ventures.....................................           1,213                    502
     Purchase of RSI.......................................................             ---                   (675)
     Cash received in acquisition of RSI...................................             ---                    839
     Funding of notes receivable...........................................            (728)                (1,798)
     Improvements:
         Improvements - corporate..........................................             (72)                  (324)
         Improvements - rental properties..................................          (8,700)               (10,058)
         Site development costs............................................          (5,517)                (7,293)
                                                                              -------------          -------------
     Net cash provided by (used in) investing activities...................          13,269                (63,792)
                                                                              -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from stock options and employee stock purchase plan......           6,499                  7,469
     Distributions to Common Stockholders, Common OP Unitholders and
         Perpetual Preferred OP Unitholders................................         (49,094)               (46,436)
     Collection of principal payments on employee notes....................           2,713                  1,061
     Line of credit:
         Proceeds..........................................................          42,000                 65,500
         Repayments........................................................         (68,250)                (7,500)
     Refinancings - net proceeds (repayments)..............................           6,899                 (3,236)
     Principal payments....................................................          (3,786)                (9,001)
     Debt issuance costs...................................................          (3,515)                  (495)
                                                                              -------------          -------------
     Net cash used in financing activities.................................         (66,534)                 7,362
                                                                              -------------          -------------

Net increase in cash and cash equivalents..................................          10,711                 11,721
Cash and cash equivalents, beginning of period.............................           7,270                  1,354
                                                                              -------------          -------------
Cash and cash equivalents, end of period...................................   $      17,981          $      13,075
                                                                              =============          =============

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest...................................   $      40,156          $      34,776
                                                                              =============          =============

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

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company will adopt FIN 46 in the fourth quarter of 2003 and we have determined adoption will not have a material effect on the financial results of the Company.

(b) Segments

         We manage all our operations on a property-by-property basis. Since each property has similar economic and operational characteristics, the Company has one reportable segment, which is the operation of manufactured home communities. The distribution of the Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of properties outside such markets.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Inventory

         Inventory consists of new and used manufactured homes, is stated at the lower of cost or market and is net of a valuation allowance calculated after consideration of the NADA (National Automobile Dealers Association) Manufactured Housing Appraisal Guide. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Resale revenues are stated net of commissions paid to employees of $251,000 and $686,000, respectively, for the quarters and nine months ended September 30, 2003.

(d) Notes Receivable

         Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized discounts or premiums net of a valuation allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases we finance the sale of homes to our residents (referred to as "Chattel Loans") which are secured by the homes. The valuation allowance for the Chattel Loans is calculated based on a comparison of the outstanding principal balance of each note compared to the NADA value of the underlying manufactured home collateral.

(e) Real Estate

         Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We use a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized and then expensed over their estimated useful life. Our estimates of useful lives, salvage value, and depreciation method used are proscribed by various generally accepted accounting principles ("GAAP") literature. In addition, the FASB is currently reviewing the methods of depreciation and cost capitalization for all industries and in June 2001 issued FASB Exposure Draft, "Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant and Equipment", the implementation of which, if issued, could also have a material effect on the Company's results of operations.

         Certain costs, primarily legal costs, relative to our efforts to effectively change the use and operations of several Properties subject to rent control (see Note 9) are currently classified in other assets. These costs, to the extent these efforts are successful, are capitalized to the extent of the established value of the revised project and included in the net investment in real estate for the appropriate Properties. For the nine months ended September 30, 2003, we have capitalized $1.3 million of these costs. To the extent these efforts are not successful, these costs will be expensed. In addition, we capitalize certain costs, primarily legal costs, related to entering into lease agreements which govern the terms under which we may enter into leases with individual tenants and which are expensed over the term of the lease agreement.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER COMMON SHARE (CONTINUED)

         The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended September 30, 2003 and 2002 (amounts in thousands):

                                                              QUARTERS ENDED                      NINE MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                                      -------------------------------       -------------------------------
                                                          2003               2002               2003               2002
                                                      ------------        -----------       ------------       ------------
NUMERATORS:
  INCOME FROM CONTINUING OPERATIONS:
     Income from
         continuing operations - basic............    $      5,200        $      5,080      $     17,713       $     17,605
     Amounts allocated to dilutive securities.....           1,246               1,255             4,369              4,374
                                                      ------------        ------------      ------------       ------------
     Income from
         continuing operations - fully diluted....    $      6,446        $      6,335      $     22,082       $     21,979
                                                      ============        ============      ============       ============

  INCOME FROM DISCONTINUED OPERATIONS:
     Income from
         discontinued operations - basic..........    $          8        $      1,632      $      9,569       $      2,656
     Amounts allocated to dilutive securities.....               2                 390             2,170                633
                                                      ------------        ------------      ------------       ------------
     Income from
         discontinued operations - fully diluted..    $         10        $      2,022      $     11,739       $      3,289
                                                      ============        ============      ============       ============

  NET INCOME AVAILABLE FOR COMMON SHARES:
     Net income available for Common
         Shares - basic...........................    $      5,208        $      6,712      $     27,282       $     20,261
     Amounts allocated to dilutive securities.....           1,248               1,645             6,539              5,007
                                                      ------------        ------------      ------------       ------------
     Net income available for Common
         Shares - fully diluted...................    $      6,456        $      8,357      $     33,821       $     25,268
                                                      ============        ============      ============       ============

DENOMINATOR:
  Weighted average Common Shares
       outstanding - basic........................          22,114              21,676            22,020             21,558
  Effect of dilutive securities:
  Weighted average Common OP Units................           5,344               5,400             5,349              5,414
  Employee stock options..........................             690                 617               583                650
                                                      ------------        ------------      ------------       ------------
  Weighted average Common Shares
       outstanding - fully diluted................          28,148              27,693            27,952             27,622
                                                      ============        ============      ============       ============

NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

         On April 11, 2003, the Company paid a $.495 per share distribution for the quarter ended March 31, 2003 to stockholders of record on March 28, 2003. On July 11, 2003, the Company paid a $.495 per share distribution for the quarter ended June 30, 2003 to stockholders of record on June 27, 2003. On October 10, 2003, the Company paid a $.495 per share distribution for the quarter ended September 30, 2003 to stockholders of record on September 26, 2003.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT IN REAL ESTATE

         During the nine months ended September 30, 2003 we sold three properties listed in the table below. Proceeds from the sales were used to repay amounts on the Company's line of credit. Also during the same period we acquired a parcel of land adjacent to one of our Properties for approximately $97,000.


                                                                           TOTAL    DISPOSITION     GAIN ON
DATE DISPOSED          PROPERTY                  LOCATION                  SITES       PRICE         SALE
-------------      -----------------     -------------------------         -----    -----------    ---------
                                                                                   ($ millions)  ($ millions)
June 6, 2003       Independence Hill     Morgantown, West Virginia           203    $       3.9    $     2.8
June 6, 2003       Brook Gardens         Hamburg, New York                   424           17.8          4.1
June 30, 2003      Pheasant Ridge        Mount Airy, Maryland                101            5.4          3.9
                                                                             ---    -----------    ---------
                                                                             728    $      27.1    $    10.8
                                                                             ===    ===========    =========

         The Company is actively seeking to acquire additional Communities and Resorts and currently is engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages which may include contracts outstanding to acquire certain Communities and Resorts which are subject to satisfactory completion of the Company's due diligence review.

NOTE 5 - NOTES RECEIVABLE

         As of September 30, 2003 and December 31, 2002, the Company had approximately $10.8 million and $10.0 million in notes receivable, respectively. The Company has approximately $1.6 million in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of Common OP Units and partnership interests in certain joint ventures. The Company has approximately $9.1 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 10.3%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by manufactured homes at certain Properties.

NOTE 6 - INVESTMENT IN JOINT VENTURES

         The Company recorded approximately $1.6 million and $878,000 of net income from joint ventures in the nine months ended September 30, 2003 and 2002, respectively, and received approximately $1.2 million and $502,000 in distributions for the nine months ended September 30, 2003 and 2002, respectively. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

         The following table summarizes the Company's investments in unconsolidated joint ventures:

                                                                                                   INVESTMENT AS OF
                                                       NUMBER OF         ECONOMIC         SEPTEMBER 30,         DECEMBER 31,
    PROPERTY                   LOCATION                 SITES           INTEREST (a)          2003                 2002
-----------------           --------------             ---------        ------------      ---------------------------------
                                                                                                    (in thousands)
Trails West                 Tucson, AZ                    503               50%           $     1,811           $     1,917
Plantation                  Calimesa, CA                  385               50%                 2,840                 2,861
Manatee                     Bradenton, FL                 290               90%                    57                   631
Home                        Hallandale, FL                136               90%                 1,077                 1,092
Villa del Sol               Sarasota, FL                  207               90%                   686                   726
Voyager RV Resort           Tucson, AZ                     --               25%                 4,413                 4,463
Preferred Interests in
 College Heights                                           --               17%                 8,063                 7,944
                                                        -----                             -----------           -----------
                                                        1,521                             $    18,947           $    19,634
                                                        =====                             ===========           ===========

(a) The percentages shown approximate the Company's economic interest. The Company's legal interest may differ.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM BORROWINGS

     As of September 30, 2003 and December 31, 2002, the Company had outstanding mortgage indebtedness of approximately $578.4 million and $575.4 million, respectively, encumbering 63 and 66 of the Company's Properties, respectively. As of September 30, 2003 and December 31, 2002, the carrying value of such Properties was $684 million and $720 million, respectively.

     The outstanding mortgage indebtedness consists of:

- A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 28 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and pays interest at a rate of 7.015% per annum. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is recorded net of a hedge of $3.0 million (net of accumulated amortization of $329,000) that is being amortized into interest expense over the life of the loan.

- A $91.7 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $49 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owned by MHC Stagecoach L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures September 1, 2011.

- A $44.7 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC-Bay Indies Financing Limited Partnership. On April 17, 2003, we entered into an agreement to refinance and increase the Bay Indies Mortgage from approximately $21.9 million to $45 million. Under the new agreement, the Bay Indies Mortgage bears interest at 5.69% per annum, amortizes over 25 years and matures April 17, 2013.

- A $15.4 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- Approximately $115.3 million of mortgage debt on 23 other various Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. Scheduled maturities for the outstanding indebtedness are at various dates through November 30, 2020, and fixed interest rates range from 6.5% to 9.3% per annum. Included in this debt, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997.

     We have an unsecured line of credit with a group of banks (the "Line of Credit") with a total facility of $150 million, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.125%. In July 2003, we extended the maturity to August 9, 2004. We pay a quarterly fee on the average unused amount of such credit equal to 0.15% of such amount. As of September 30, 2003, $91.5 million was available under the Line of Credit.

     We have a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at a rate of LIBOR plus 1.375%. The Term Loan was scheduled to mature on August 9, 2003 with two one-year extension options with which we may extend the maturity through August 9, 2005. In July 2003, we exercised our extension option through August 9, 2004.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM BORROWINGS (CONTINUED)

     On October 29, 2001, we entered into an interest rate swap agreement (the "2001 Swap"), effectively fixing the LIBOR rate on $100 million of our floating rate debt at approximately 3.7% per annum for the period October 2001 through August 2004. The terms of the 2001 Swap require monthly settlements on the same dates interest payments are due on the debt. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and its amendments, SFAS No. 137 and SFAS No. 138. In accordance with SFAS No. 133, the interest rate swap will be reflected at market value. We believe the 2001 Swap is a perfectly effective cash flow hedge, under SFAS No. 133, and there is no effect on net income as a result of the mark-to-market adjustment. As of September 30, 2003, the hedge represented a liability of approximately $3.4 million and is recorded in accounts payable and accrued expenses. Mark-to-market changes in the value of the 2001 Swap are included in other comprehensive income.

NOTE 8 - STOCK-BASED COMPENSATION

     Prior to 2003 we accounted for our stock compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees", based upon the intrinsic value method. This method results in no compensation expense for options issued with an exercise price equal to or exceeding the market value of the Common Shares on the date of grant. Effective January 1, 2003, we elected to account for our stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", which will result in compensation expense being recorded based on the fair value of the stock option compensation issued. SFAS No. 148 provides three possible transition methods for changing to the fair value method. We have elected to use the modified-prospective method. This method requires that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted, or settled in fiscal years beginning after December 15, 1994. The following table illustrates the effect on net income and earnings per share as if the fair value method was applied to all outstanding and unvested awards in each period presented:

                                                     QUARTERS ENDED                     NINE MONTHS ENDED
                                             ------------------------------      -----------------------------
                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                             ------------------------------      -----------------------------
                                                 2003              2002              2003             2002
                                             ------------      ------------      ------------     ------------
Net income available for Common
    Shares as reported..................     $      5,208      $      6,712      $     27,282     $     20,261
Add: Stock-based compensation
    expense included in net income as
    reported............................              448               615             1,469              242
Deduct: Stock-based compensation
    expense determined under the fair
    value based method for all awards...             (448)             (523)           (1,469)          (1,352)
                                             ------------      ------------      ------------     ------------
Pro forma net income available for
    Common Shares.......................     $      5,208      $      6,804      $     27,282     $     19,151
                                             ============      ============      ============     ============
Pro forma net income per Common
    Share - Basic.......................     $        .24      $        .31      $       1.24     $        .89
                                             ============      ============      ============     ============
Pro forma net income per Common
    Share - Fully Diluted...............     $        .23      $        .31      $       1.21     $        .87
                                             ============      ============      ============     ============

     Pursuant to the Stock Option Plan as discussed in Note 14 to the 2002 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the nine months ended September 30, 2003, Options for 207,187 shares of common stock were exercised.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

DEANZA SANTA CRUZ MOBILE ESTATES

     The residents of DeAnza Santa Cruz Mobile Estates, a property located in Santa Cruz, California, brought several actions opposing fees and charges in connection with water service at the property. As a result of one action, the Company rebated approximately $36,000 to the residents. The DeAnza Santa Cruz Homeowners Association ("HOA") then proceeded to a jury trial alleging these "overcharges" entitled them to an award of punitive damages. In January 1999, a jury awarded the HOA $6.0 million in punitive damages. On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgment interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the California Mobilehome Residency Law ("MRL"). The decision of the appellate court left the HOA, the plaintiff in this matter, with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. In order to resolve this matter, the Company accrued for and agreed to pay $201,000 to the HOA. This payment resolves the punitive damage claim. The HOA's attorney has made a motion asking for an award of attorneys' fees and costs in the amount of approximately $1.5 million as a result of this resolution of the litigation. On April 2, 2003 the court awarded attorney's fees to the HOA's attorney in the amount of $593,000 and court costs of approximately $20,000. The Company has appealed this award.

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

     In connection with such efforts, the Company recently announced it has entered into a settlement agreement with the City of Santa Cruz, California and that, pursuant to the settlement agreement, the City amended its rent control ordinance to exempt the Company's property from rent control as long as the Company offers a long term lease which gives the Company the ability to increase rents to market upon turnover and bases annual rent increases on the Consumer Price Index ("CPI"). The settlement agreement benefits the Company's shareholders by allowing them to receive the value of their investment in this community through vacancy decontrol while preserving annual CPI based rent increases in this age restricted property.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER CALIFORNIA RENT CONTROL LITIGATION (CONTINUED)

     The Company's efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin ("CMHOA"), a 396 site property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a pass-through amount of $7.50 that the Company believes had been agreed to by the CMHOA in a settlement agreement. The Company intends to vigorously defend this matter, which has been stayed pending a related state court appeal by the Company of an order dismissing its claims against the City of San Rafael. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

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

     In October 2001, Fund 20 sued the Company and certain of its affiliates again, this time in Alameda County, California making substantially the same allegations. The Company obtained an injunction preventing the case from proceeding until the Fund 20 appeal is decided and other related proceedings in Arizona (from which the Company has already been dismissed with prejudice) are concluded. The Company obtained a court order enjoining Fund 20 from proceeding with its Alameda County action. However, the Company expects Fund 20 to appeal this order. The Company believes Fund 20's allegations are without merit and will vigorously defend itself if the Court does not permanently enjoin the action or cause it to be otherwise dismissed.

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

     In response to the filing of the Petition, on October 1, 2002, the State filed its Answer to Petition for Declaratory and Other Relief, and Counterclaims for Civil Enforcement and Contempt (as amended, "Answer and Counterclaim") with the Court. In the Answer and Counterclaim, the State sought, inter alia, restitution, statutory penalties, investigative costs and attorneys' fees under the Delaware Mobile Home Lots and Leases Act, the Consumer Fraud Act, the Uniform Deceptive Trade Practices Act and the Delaware Consumer Contracts law, and separately sought a finding of contempt and related contempt penalties for alleged violations of the Consent Order.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

DELAWARE DECLARATORY JUDGMENT ACTION (CONTINUED)

     On August 29, 2003, the Court issued its decision disposing of all pending claims in the litigation except one. Specifically, the Court held, inter alia, that (i) the Company may eliminate the rent cap formula from existing leases at certain of its Delaware Properties as the leases come up for renewal, (ii) certain lease provisions proposed by the Company may not be implemented or enforced under applicable state law, (iii) the change in water supplier at one of the Properties did not violate the leases at such Property, (iv) the Company did not violate the Consent Order by filing the Petition, and (v) the Company did not violate any state statutes as alleged by the State.

     The August 29, 2003 decision left open the issue of whether the Company had violated the Consent Order by continuing to use the disputed lease form (but not enforce the provisions at issue) at one of its Properties following entry of the Consent Order (the Company believed that it had no choice but to continue to use this lease form until the State had approved a new form for use at the Property as contemplated by the Consent Order). On October 3, 2003, the Court issued its final order, finding that continued use of the disputed lease form, as to new tenants but not as to renewal tenants, following entry of the Consent Order constituted a violation thereof, and assessing a civil penalty in the amount of $5,000.

     On November 3, 2003, the state filed a Notice of Appeal with the Supreme Court of the State of Delaware, appealing the Court's order denying the State's Motion for Summary Judgment. The Company intends to vigorously contest such appeal.

OTHER

     The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.

NOTE 10 - SUBSEQUENT EVENTS

     On October 17, 2003, MHC closed 49 mortgage loans collateralized by 51 Properties providing total proceeds of approximately $501 million at a weighted average interest rate of 5.84% and with a weighted average maturity of approximately 9 years. Approximately $170 million of the proceeds were used to repay amounts outstanding on the Company's line of credit and term loan.

                       MANUFACTURED HOME COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the quarter and nine months ended September 30, 2003 compared to the corresponding period in 2002. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2002 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

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

                        PROPERTY                             TRANSACTION DATE             SITES
                        --------                             ----------------             -----
TOTAL SITES AS OF JANUARY 1, 2002..................................................      50,663

ACQUISITIONS:
     Mt. Hood Village......................................  March 12, 2002                 450
     Harbor View...........................................  July 10, 2002                  471
     Countryside...........................................  July 31, 2002                  560
     Golden Sun............................................  July 31, 2002                  329
     Breezy Hill...........................................  July 31, 2002                  762
     Highland Woods........................................  August 14, 2002                148
     Holiday Village.......................................  July 31, 2002                  301
     Tropic Winds..........................................  August 7, 2002                 531
     Silk Oak Lodge........................................  October 1, 2002                180
     Hacienda Village......................................  December 18, 2002              519
     Glen Ellen............................................  December 31, 2002              117

EXPANSION SITE DEVELOPMENT AND OTHER:
     Sites added or reconfigured in 2002...................                                  90
     Sites added or reconfigured in 2003...................                                 (47)

DISPOSITIONS:
     College Heights (17 properties).......................  September 1, 2002           (3,220)
     Camelot Acres.........................................  November 13, 2002             (319)
     Independence Hill.....................................  June 6, 2003                  (203)
     Brook Gardens.........................................  June 6, 2003                  (424)
     Pheasant Ridge........................................  June 30, 2003                 (101)
                                                                                         ------
TOTAL SITES AS OF SEPTEMBER 30, 2003...............................................      50,807
                                                                                         ======

                       MANUFACTURED HOME COMMUNITIES, INC.

TRENDS

     Occupancy in our Properties as well as our ability to increase rental rates directly affect revenues. In 2003, occupancy in our Core Portfolio decreased 1.9%. Also during 2003, average monthly base rental rates for the Core Portfolio increased approximately 5.0%. We project continued growth during the remainder of 2003 in our Core Portfolio performance. Core Portfolio base rental-rate growth is expected to be approximately 5 percent. Assuming current economic conditions continue to impact occupancies, overall revenue growth will be approximately 3 percent. Core Portfolio operating expenses are expected to grow in excess of CPI due to continued increases in insurance, real estate taxes and utility expenses. These projections would result in growth of approximately 2.5 percent in Core Portfolio income from operations (also referred to as net operating income or "NOI").

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The Company will adopt FIN 46 in the fourth quarter of 2003 and we have determined adoption will not have a material effect on the financial results of the Company.

     Prior to 2003 we accounted for our stock compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees", based upon the intrinsic value method. This method results in no compensation expense for options issued with an exercise price equal to or exceeding the market value of the Common Shares on the date of grant. Effective January 1, 2003, we elected to account for our stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", which will result in compensation expense being recorded based on the fair value of the stock option compensation issued. SFAS 148 provides three possible transition methods for changing to the fair value method. We have elected to use the modified-prospective method. This method requires that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted, or settled in fiscal years beginning after December 15, 1994. The following table illustrates the effect on net income and earnings per share as if the fair value method was applied to all outstanding and unvested awards in each period presented:

                                                    QUARTERS ENDED                     NINE MONTHS ENDED
                                            ------------------------------      -----------------------------
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                            ------------------------------      -----------------------------
                                                2003               2002             2003              2002
                                            ------------      ------------      ------------     ------------
Net income available for Common
   Shares as reported....................   $      5,208      $      6,712      $     27,282     $     20,261
Add: Stock-based compensation
   expense included in net income as
   reported..............................            448               615             1,469              242
Deduct: Stock-based compensation
   expense determined under the fair
   value based method for all awards.....           (448)             (523)           (1,469)          (1,352)
                                            ------------      ------------      ------------     ------------
Pro forma net income available for
   Common Shares.........................   $      5,208      $      6,804      $     27,282     $     19,151
                                            ============      ============      ============     ============
Pro forma net income per Common
   Share - Basic.........................   $        .24      $        .31      $       1.24     $        .89
                                            ============      ============      ============     ============
Pro forma net income per Common
   Share - Fully Diluted.................   $        .23      $        .31      $       1.21     $        .87
                                            ============      ============      ============     ============

                       MANUFACTURED HOME COMMUNITIES, INC.

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2003 TO THE QUARTER ENDED SEPTEMBER 30, 2002

     Since December 31, 2001, the gross investment in real estate has increased from $1,238 million to $1,291 million. The total number of sites owned or controlled has increased from 50,663 as of December 31, 2001 to 50,807 as of September 30, 2003.

PROPERTY OPERATIONS:

     The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the quarters ended September 30, 2003 and 2002.

                                                      CORE PORTFOLIO                               TOTAL PORTFOLIO
                                       -------------------------------------------   ---------------------------------------------
                                                            INCREASE /       %                            INCREASE /        %
(dollars in thousands)                   2003       2002    (DECREASE)     CHANGE      2003       2002    (DECREASE)      CHANGE
                                       --------   --------  -----------   --------   --------   --------  ----------    ----------
Community base rental income .......   $ 47,888   $ 46,441   $  1,447          3.1%  $ 49,203   $ 48,858   $    345          0.1%
Resort base rental income ..........        142        144         (2)        (1.4%)    2,144      1,770        374         21.1%
Utility and other income ...........      4,688      4,487        201          4.5%     4,904      4,737        167          3.5%
                                       --------   --------   --------     --------   --------   --------   --------     --------
     Property operating revenues ...     52,718     51,072      1,646          3.2%    56,251     55,365        886          1.6%

Property operating and
     maintenance ...................     14,295     13,699        596          4.4%    16,283     15,860        423          2.7%
Real estate taxes ..................      4,192      3,991        201          5.0%     4,577      4,321        256          5.9%
Property management ................      2,216      2,136         80          3.7%     2,364      2,329         35          1.5%
                                       --------   --------   --------     --------   --------   --------   --------     --------
     Property operating expenses ...     20,703     19,826        877          4.4%    23,224     22,510        714          3.2%
                                       --------   --------   --------     --------   --------   --------   --------     --------
Income from property operations ....   $ 32,015   $ 31,246   $    769          2.5%  $ 33,027   $ 32,855   $    172          0.5%
                                       ========   ========   ========     ========   ========   ========   ========     ========

Site and Occupancy Information (1):

Average total sites ................     41,568     41,587        (19)        (0.1%)   43,131     42,259        872          2.1%
Average occupied sites .............     37,745     38,443       (698)        (1.8%)   39,213     39,086        127          0.1%
Occupancy % ........................       90.8%      92.4%      (1.6%)       (1.6%)     90.9%      92.5%      (1.6%)       (1.6%)
Monthly base rent per site .........   $ 422.91   $ 402.69   $  20.22          5.0%  $ 418.25   $ 400.16   $  18.09          4.5%

Total sites
      As of September 30, ..........     41,568     41,586        (18)        (0.1%)   43,131     42,358        773          1.8%
Total occupied sites
      As of September 30, ..........     37,694     38,392       (698)        (1.8%)   39,162     39,122         40          0.1%

(1) Site and occupancy information excludes Resort sites and Properties owned through joint ventures.

                       MANUFACTURED HOME COMMUNITIES, INC.

Property Operating Revenues

     The 3.1% increase in Community base rental income for the Core Portfolio reflects a 5.0% increase in monthly base rent per site coupled with a 1.9% decrease in average occupied sites.

Property Operating Expenses

     The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in property payroll, utility expense, repair and maintenance and administrative expenses. The increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, increased by 3.7%.

HOME SALES OPERATIONS:

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended September 30, 2003 and 2002.

                                                                       HOME SALES OPERATIONS
                                                           ---------------------------------------------
                                                                                   INCREASE /
                 (dollars in thousands)                       2003       2002      (DECREASE)  % CHANGE
                                                           ---------   ---------   ----------  ----------
     Gross revenues from new home sales ................   $  10,394   $   8,328   $   2,066        24.8%
     Cost of new home sales ............................      (9,136)     (6,584)      2,552        38.8%
                                                           ---------   ---------   ---------   ---------
     Gross profit from new home sales ..................       1,258       1,744        (486)      (27.9%)

     Gross revenues from used home sales ...............       1,005         792         213        26.9%
     Cost of used home sales ...........................        (979)       (820)        159        19.4%
                                                           ---------   ---------   ---------   ---------
     Gross profit from used home sales .................          26         (28)         54       192.9%

     Brokered resale revenues, net .....................         491         348         143        41.1%
     Home selling expenses .............................      (1,971)     (1,934)         37         1.9%
     Ancillary services revenues, net ..................        (125)        (62)         63       101.6%
                                                           ---------   ---------   ---------   ---------

     (Loss) income from home sales and other ...........   $    (321)  $      68   $    (389)     (572.0%)
                                                           =========   =========   =========   =========

HOME SALES VOLUMES:
       New home sales ..................................         137         112          25        22.3%
       Used home sales .................................          53          48           5        10.4%
       Brokered home resales ...........................         287         216          71        32.9%

     New home sales gross profit reflects a 22.3% increase in sales volume coupled with an 8.8% decrease in average profit margins. The average selling price of new homes increased approximately $1,511 or 2.0% compared to 2002. Used home sales gross profit reflects an increase in gross margin on used home sales, and increased sales volume. Brokered resale revenues increased 41.1% compared to the prior year due to higher volume.

                       MANUFACTURED HOME COMMUNITIES, INC.

OTHER INCOME AND EXPENSES:

     The decrease in other income and expenses reflects increased income from joint ventures and interest income and a decrease in interest expense. Interest expense decreased due to a decrease in the weighted average interest rate for outstanding debt.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the nine months ended September 30, 2003 and 2002.

                                                     CORE PORTFOLIO                                   TOTAL PORTFOLIO
                                       --------------------------------------------  -----------------------------------------------
                                                             INCREASE /        %                            INCREASE /         %
(dollars in thousands)                   2003       2002    (DECREASE)      CHANGE      2003       2002     (DECREASE)      CHANGE
                                       --------   --------  -----------    --------   --------   --------   ----------    ----------
Community base rental income .......   $143,726   $139,101       4,625          3.3%  $147,675   $147,064    $    611          0.1%
Resort base rental income ..........        443        390          53         13.6%     8,076      5,425       2,651         48.8%
Utility and other income ...........     14,295     14,115         180          1.3%    15,327     15,150         177          1.2%
                                       --------   --------    --------     --------   --------   --------    --------     --------
     Property operating revenues ...    158,464    153,606       4,858          3.2%   171,078    167,639       3,439          2.1%

Property operating and
     maintenance ...................     42,483     40,749       1,734          4.3%    48,828     47,062       1,766          3.8%
Real estate taxes ..................     12,778     12,186         592          4.9%    13,960     13,354         606          4.5%
Property management ................      6,386      6,451         (65)        (1.0%)    6,992      7,003         (11)        (0.1%)
                                       --------   --------    --------     --------   --------   --------    --------     --------
     Property operating expenses ...     61,647     59,386       2,261          3.8%    69,780     67,419       2,361          3.5%
                                       --------   --------    --------     --------   --------   --------    --------     --------

Income from property operations ....   $ 96,817   $ 94,220    $  2,597          2.8%  $101,298   $100,220    $  1,078          1.1%
                                       ========   ========    ========     ========   ========   ========    ========     ========

Site and Occupancy Information (1):

Average total sites ................     41,567     41,575          (8)        (0.1%)   43,131     43,919        (788)        (1.8%)
Average occupied sites .............     38,008     38,674        (666)        (1.7%)   39,478     40,817      (1,339)        (3.3%)
Occupancy % ........................       91.4%      93.0%       (1.6%)       (1.6%)     91.5%      92.9%       (1.4%)       (1.4%)
Monthly base rent per site .........   $ 420.17   $ 399.64    $  20.53          5.1%  $ 415.63   $ 395.06    $  20.57          5.2%

(1) Site and occupancy information excludes Resort sites and Properties owned through joint ventures.

Property Operating Revenues

     The 3.3% increase in base rental income for the Core Portfolio reflects a 5.1% increase in monthly base rent per site coupled with a 1.8% decrease in average occupied sites.

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

HOME SALES OPERATIONS:

         The following table summarizes certain financial and statistical data for the Home Sales Operations for the nine months ended September 30, 2003 and 2002.

                                                                                           HOME SALES OPERATIONS
                                                                       -------------------------------------------------------------
                                                                                                            INCREASE/
                     (dollars in thousands)                              2003              2002            (DECREASE)       % CHANGE
                                                                       ---------         ---------         ----------       --------
     Gross revenues from new home sales ......................         $ 22,654          $ 20,057             2,597           12.9%
     Cost of new home sales ..................................          (19,413)          (15,673)            3,740           23.9%
                                                                       --------          --------            ------         ------
     Gross profit from new home sales ........................            3,241             4,384            (1,143)         (26.1%)

     Gross revenues from used home sales .....................            2,404             1,718               686           39.9%
     Cost of used home sales .................................           (2,328)           (1,386)              942           68.0%
                                                                       --------          --------            ------         ------
     Gross profit from used home sales .......................               76               332              (256)         (77.1%)

     Brokered resale revenues, net ...........................            1,321             1,234                87            7.1%
     Home selling expenses ...................................           (5,669)           (6,061)             (392)          (6.5%)
     Ancillary services revenues, net ........................              244               604              (360)         (59.6%)
                                                                       --------          --------            ------         ------
     (Loss) income from home sales and other .................         $   (787)         $    493            (1,280)        (259.6%)
                                                                       ========          ========            ======         ======
HOME SALES VOLUMES:
       New home sales ........................................              307               273                34           12.5%
       Used home sales .......................................              142               126                16           12.7%
       Brokered home resales .................................              829               759                70            9.2%

         New home sales gross profit reflects a 12.5% increase in sales volume coupled with a 7.6% decrease in average profit margins. Used home sales gross profit reflects a decrease in gross margin on used home sales, partially offset by increased sales volume. Brokered resale revenues increased 7.1% compared to the prior year due to higher volume. The 6.4% decrease in home selling expenses primarily reflects reductions in payroll and advertising expenses.

                       MANUFACTURED HOME COMMUNITIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         As of September 30, 2003, the Company had $18.0 million in cash and cash equivalents and $91.5 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.

INFLATION

         Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide the Company with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.

ACQUISITIONS AND DISPOSITIONS

         During the nine months ended September 30, 2003 we sold three properties listed in the table below. Proceeds from the sales were used to repay amounts on the Company's line of credit. Also during the same period we acquired a parcel of land adjacent to one of our Properties for approximately $97,000.

                                                                           TOTAL    DISPOSITION     GAIN ON
DATE DISPOSED           PROPERTY               LOCATION                    SITES       PRICE          SALE
-------------      -----------------     -------------------------         -----   ------------   ------------
                                                                                   ($ millions)   ($ millions)
June 6, 2003       Independence Hill     Morgantown, West Virginia          203       $   3.9       $    2.8
June 6, 2003       Brook Gardens         Hamburg, New York                  424          17.8            4.1
June 30, 2003      Pheasant Ridge        Mount Airy, Maryland               101           5.4            3.9
                                                                            ---       -------       --------
                                                                            728       $  27.1       $   10.8
                                                                            ===       =======       ========

INVESTMENTS IN JOINT VENTURES

         During the nine months ended September 30, 2003, the Company recorded approximately $1.6 million of net income from joint ventures and received approximately $1.2 million in distributions.

CAPITAL IMPROVEMENTS

         Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate headquarters costs. Recurring CapEx was approximately $8.7 million for the nine months ended September 30, 2003. Site development costs were approximately $5.5 million for the nine months ended September 30, 2003, and represent costs to develop expansion sites at certain of the Company's Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home.

                       MANUFACTURED HOME COMMUNITIES, INC.

EQUITY TRANSACTIONS

         In order to qualify as a REIT for federal income tax purposes, the Company must distribute 90% or more of its taxable income (excluding capital gains). The following distributions have been declared and/or paid to common stockholders and minority interests since January 1, 2003.

 DISTRIBUTION
  AMOUNT PER            FOR THE QUARTER             SHAREHOLDER
    SHARE                   ENDING                     DATE                 PAYMENT DATE
----------------       ------------------       -------------------        ----------------
    $0.4750             December 31, 2002         December 27, 2002        January 10, 2003
    $0.4950                March 31, 2003            March 28, 2003          April 14, 2003
    $0.4950                 June 30, 2003             June 27, 2003           July 14, 2003
    $0.4950            September 30, 2003        September 26, 2003        October 10, 2003

         The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units of $ 2.8 million were paid on March 31, 2003, June 30, 2003 and September 30, 2003.

MORTGAGES AND CREDIT FACILITIES

         On April 17, 2003, we entered into an agreement to refinance and increase the Bay Indies Mortgage from approximately $21.9 million to $45 million. Under the new agreement, the Bay Indies Mortgage bears interest at 5.69% per annum, amortizes over 25 years and matures April 17, 2013. The net proceeds were used to pay down the Company's line of credit. Also during the nine months ended September 30, 2003, mortgage notes payable on two other properties were repaid totaling approximately $16.2 million using proceeds from borrowings on the Company's line of credit.

         Throughout the nine months ended September 30, 2003, the Company borrowed $42.0 million on its line of credit and repaid $68.3 million on the line of credit. The line of credit bears interest at a rate of LIBOR plus 1.125%.

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

         The following table presents a calculation of FFO for the quarters and nine months ended September 30, 2003 and 2002 (amounts in thousands):

                                                                           QUARTERS ENDED                  NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                                  -------------------------------   --------------------------------
                                                                       2003            2002              2003              2002
                                                                  --------------  ---------------   ---------------   --------------
COMPUTATION OF FUNDS FROM OPERATIONS:
      Net income available for Common Shares..................    $       5,208   $       6,712     $      27,282     $      20,261
      Income allocated to common OP Units.....................            1,248           1,645             6,539             5,007
      Depreciation on real estate assets......................            9,446           8,816            28,037            26,631
      Depreciation on real estate assets held-for-sale........              ---             121               129               362
      Gain on the sale of Properties and other................              ---          (1,270)          (10,826)           (1,270)
                                                                  -------------   -------------     -------------     -------------
        Funds from operations.................................    $      15,902   $      16,024     $      51,161     $      50,991
                                                                  =============   =============     =============     =============

      Weighted average Common Stock outstanding - diluted                28,148          27,693            27,952            27,622
                                                                  =============   =============     =============     =============

                       MANUFACTURED HOME COMMUNITIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our earnings are affected by changes in interest rates, since a portion of our outstanding indebtedness is at variable rates based on LIBOR. Our Line of Credit ($58.5 million outstanding at September 30, 2003) bears interest at LIBOR plus 1.125%, per annum and our $100 million Term Loan bears interest at LIBOR plus 1.375%. If LIBOR increased/decreased by 1.0% during the nine months ended September 30, 2003, interest expense would have increased/decreased by approximately $1.3 million based on the combined average balance outstanding under the Company's Line of Credit and Term Loan during the period.

         On October 29, 2001, we entered into an interest rate swap agreement (the "2001 Swap"), effectively fixing the LIBOR rate on $100 million of our floating rate debt at approximately 3.7% per annum for the period October 2001 through August 2004. The terms of the 2001 Swap require monthly settlements on the same dates interest payments are due on the debt. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and its amendments, SFAS No. 137 and SFAS No. 138. In accordance with SFAS No. 133, the interest rate swap will be reflected at market value. We believe the 2001 Swap is a perfectly effective cash flow hedge, under SFAS No. 133, and there will be no effect on net income as a result of the mark-to-market adjustment. As of September 30, 2003, the hedge represented a liability of approximately $3.4 million and is recorded in accounts payable and accrued expenses. Mark-to-market changes in the value of the 2001 Swap are included in other comprehensive income.

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the reporting period, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information.

CHANGES IN INTERNAL CONTROLS

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls during the quarter ended September 30, 2003.

                       MANUFACTURED HOME COMMUNITIES, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     (see Note 9 of the Consolidated Financial Statements contained herein)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)      Exhibits:

                 31.1 Certification of Chief Financial Officer Pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002

                 31.2 Certification of Chief Executive Officer Pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002

                 32.1 Certification of Chief Financial Officer Pursuant to 18
                         U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 32.2 Certification of Chief Executive Officer Pursuant to 18
                         U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)      Reports on Form 8-K:

                 Form 8-K dated and filed July 22, 2003, relating to
                     Item 7 - "Financial Statements and Exhibits" and Item 12 - "Disclosure of Results of Operations and Financial Condition" regarding release of 2nd Quarter 2003 results of operations and financial condition.

                 Form 8-K dated and filed September 3, 2003, relating to Item
                     5 - "Other Events and Regulation FD Disclosure" regarding the Company's initiation of a process to obtain $500 million in loan commitments from an institutional lender.

                 Form 8-K dated and filed September 8, 2003, relating to Item
                     5 - "Other Events and Regulation FD Disclosure" regarding a settlement agreement the Company entered into with the City of Santa Cruz.

                 Form 8-K dated and filed September 15, 2003, relating to Item 5
                     - "Other Events and Regulation FD Disclosure" regarding the appointment of Michael Berman as the Company's Chief Financial Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MANUFACTURED HOME COMMUNITIES, INC.

                                    BY: /s/ MICHAEL B. BERMAN
                                        ______________________________________
                                        Michael B. Berman
                                        Vice President, Treasurer and
                                          Chief Financial Officer

                                    BY: /s/ MARK HOWELL
                                        _______________________________________
                                        Mark Howell
                                        Principal Accounting Officer and
                                          Assistant Treasurer

DATE: November 10, 2003