Form 10-K
period 2003-12-31
MANUFACTURED HOME COMMUNITIES INC
filed 2004-03-10
CIK 895417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates was approximately $665.2 million as of February 27, 2004 based upon the closing price of $33.31 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

    At March 5, 2004, 22,869,603 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 2004.

                       MANUFACTURED HOME COMMUNITIES, INC.




                                TABLE OF CONTENTS

                                                                                                                         Page
                                                                                                                         ----
PART I.

         Item 1.    Business................................................................................................3
         Item 2.    Properties..............................................................................................9
         Item 3.    Legal Proceedings......................................................................................14
         Item 4.    Submission of Matters to a Vote of Security Holders....................................................17


PART II.

         Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters..............................18
         Item 6.    Selected Financial Data................................................................................19
         Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..................22
         Item 7A.   Quantitative and Qualitative Disclosure About Market Risk..............................................33
         Item 8.    Financial Statements and Supplementary Data............................................................33
         Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................33
         Item 9A.   Controls and Procedures................................................................................33


PART III.

         Item 10.   Directors and Executive Officers of the Registrant.....................................................34
         Item 11.   Executive Compensation.................................................................................34
         Item 12.   Security Ownership of Certain Beneficial Owners and Management.........................................34
         Item 13.   Certain Relationships and Related Transactions.........................................................34
         Item 14.   Principal Accountant Fees and Services.................................................................34

PART IV.

         Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................35

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

GENERAL

     Manufactured Home Communities, Inc., together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries ("Subsidiaries"), are referred to herein as the "Company", "MHC", "we", "us", and "our". The Company is a fully integrated company that owns and operates manufactured home communities ("Communities") and park model communities ("Resorts") (collectively known as "Properties"). The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Communities since 1969. As of December 31, 2003, we owned or had an ownership interest in a portfolio of 142 Communities and Resorts located throughout the United States containing 51,715 residential sites. These Properties are located in 19 states (with the number of Properties in each state shown parenthetically) - Florida (52), California (25), Arizona (21), Colorado (10), Delaware (7), Nevada (5), Oregon (4), Indiana (3), Illinois (2), Iowa (2), New York (1), Texas (2), Utah (2), Pennsylvania (1), Montana (1), New Mexico (1), Michigan (1), Virginia (1), and Washington (1).

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

     Resorts are similar to Communities in their overall design and the amenities they provide. Our Resorts typically include sites designed to accommodate Site Set homes, park model homes, luxury motor-coaches and a variety of recreational vehicles. A park model, sometimes referred to as a vacation cottage, is a factory built detached single-family structure generally with approximately 400 square feet. Owners often add sunrooms, porches and/or decks after the home is placed on site. Our Resorts are marketed to attract residents seeking a second home or vacation home as well as those seeking a long-term or full season recreational vehicle site. A majority of our Resort residents own homes in the Resort and/or lease the site annually or for a full season.

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


FORMATION OF THE COMPANY

     We believe that we have qualified for taxation as a real estate investment trust ("REIT") for federal income tax purposes since our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control and we cannot provide any assurance that the Internal Revenue Service ("IRS") will agree with our analysis. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income excluding capital gains. The fact that we hold our assets through MHC Operating Limited Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

     If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income.

     The operations of the Company are conducted primarily through the Operating Partnership. The Company contributed the proceeds from its initial public offering and subsequent offerings to the Operating Partnership for a general partnership interest. The financial results of the Operating Partnership and the Subsidiaries are consolidated in the Company's consolidated financial statements. In addition, since certain activities, if performed by the Company, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), the Company has formed taxable REIT subsidiaries as defined in the Code to engage in such activities. Realty Systems, Inc. ("RSI") is a wholly owned subsidiary of the Company that, doing business as Carefree Sales, is engaged in the business of purchasing, selling and leasing manufactured homes that are located or will be located in Properties owned and managed by the Company. Carefree Sales also provides brokerage services to residents at such Properties. Typically, residents move from a Community but do not relocate their homes. Carefree Sales may provide brokerage services, in competition with other local brokers, by seeking buyers for the homes. Carefree Sales also leases inventory homes to prospective residents with the expectation that the tenant eventually will purchase the home. Subsidiaries of RSI lease from the Operating Partnership certain real property within or adjacent to certain Properties consisting of golf courses, pro shops, stores and restaurants.


BUSINESS OBJECTIVES AND OPERATING STRATEGIES

     Our strategy seeks to maximize both current income and long-term growth in income. We focus on Properties that have strong cash flow and we expect to hold such Properties for long-term investment and capital appreciation. In determining cash flow potential, we evaluate our ability to attract and retain high quality residents in our Properties who take pride in their Property and in their home. These business objectives and their implementation are determined by our Board of Directors and may be changed at any time. Our investment and operating approach includes:

     o Providing consistently high levels of services and amenities in attractive surroundings to foster a strong sense of community and pride of home ownership;

     o Efficiently managing the Properties to increase operating margins by controlling expenses, increasing occupancy and maintaining competitive market rents;

     o Increasing income and property values by continuing the strategic expansion and, where appropriate, renovation of the Properties;

     o Utilizing management information systems to evaluate potential acquisitions, identify and track competing properties and monitor resident satisfaction; and

     o Selectively acquiring Properties that have potential for long-term cash flow growth and to create property concentrations in and around major metropolitan areas and retirement destinations to capitalize on operating synergies and incremental efficiencies.

     We are committed to enhancing our reputation as the most respected brand name in the industry. Our strategy is to own and operate the highest quality Properties in sought-after locations near both urban areas and retirement destinations across the United States. The focus is on creating an attractive residential environment for homeowners by providing a well-maintained, comfortable Property with a variety of organized recreational and social activities and superior amenities. In addition, we regularly conduct evaluations of the cost of housing in the marketplaces in which our Properties are located and survey rental rates of competing Communities and Resorts. From time to time we also conduct satisfaction surveys of our residents to determine the factors they consider most important in choosing a Property.

FUTURE ACQUISITIONS

     Over the last eight years our portfolio of Properties has grown by 73 Properties. We continually review the Properties in our portfolio to ensure that they fit our business objectives. Over the last four years, through the acquisition or sale of 50 Properties, we have redeployed capital to markets we believe have greater long-term potential. We believe that opportunities for Property acquisitions are still available and in general consolidation within the industry will continue (see - The Industry - Industry Consolidation). Increasing acceptability of and demand for Site Set homes and vacation cottages and continued constraints on development of new Properties continue to add to their attractiveness as an investment. We believe we have a competitive advantage in the acquisition of additional Properties due to our experienced management, significant presence in major real estate markets and substantial capital resources. We are actively seeking to acquire additional Communities and Resorts and are engaged in various stages of negotiations relating to the possible acquisition of a number of Properties.

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

When evaluating potential acquisitions, we will consider such factors as:
     o    the replacement cost of the Property,
     o    the geographic area and type of Property,
     o the location, construction quality, condition and design of the Property,
     o the current and projected cash flow of the Property and the ability to increase cash flow,
     o    the potential for capital appreciation of the Property,
     o the terms of tenant leases, including the potential for rent increases,
     o the potential for economic growth and the tax and regulatory environment of the community in which the Property is located,
     o the potential for expansion of the physical layout of the Property and the number of sites,
     o the occupancy and demand by residents for Properties of a similar type in the vicinity and the residents' profile,
     o the prospects for liquidity through sale, financing or refinancing of the Property, and
     o the competition from existing Properties and the potential for the construction of new Properties in the area.

We expect to purchase Properties with physical and market characteristics similar to the Properties in our current portfolio. When investing capital we consider all potential uses of the capital including returning capital to our stockholders. As a result, during 1999 and 2000 we implemented our stock repurchase program, and our Board of Directors continues to review the conditions under which we will repurchase our stock. These conditions include, but are not limited to, market price, balance sheet flexibility, other opportunities and capital requirements.


PROPERTY EXPANSIONS

     Several of our Properties have available land for expanding the number of sites available to be leased to residents. Development of these sites ("Expansion Sites") is predicated by local market conditions and permitted by zoning and other applicable laws. When justified, development of Expansion Sites allows us to leverage existing facilities and amenities to increase the income generated from the Properties. Where appropriate, facilities and amenities may be upgraded or added to certain Properties to make those Properties more attractive in their markets. Our acquisition philosophy has included the desire to own Properties with potential Expansion Site development, and we have been successful in acquiring a number of such Properties. Several examples of these Properties include the 1993 acquisition of The Heritage with potential development of approximately 288 Expansion Sites, the 1994 acquisition of Bulow Plantation with potential development of approximately 725 Expansion Sites, the 1997 acquisition of Golf Vista Estates with potential development of approximately 88 Expansion Sites, the 1999 acquisition of Coquina Crossing with potential development of approximately 393 Expansion Sites, and the 2001 acquisitions of Grand Island and The Lakes at Countrywood with combined potential development of 224 Expansion Sites.

     Of our 142 Properties, ten may be expanded consistent with existing zoning regulations. In 2004, we expect to develop an additional 205 Expansion Sites within three of these Properties. As of December 31, 2003, we had approximately 713 Expansion Sites available for occupancy in 22 of the Properties. We filled 136 Expansion Sites in 2003 and expect to fill an additional 150 to 200 Expansion Sites in 2004.

LEASES

     At our Communities, a typical lease entered into between the resident and the Company for the rental of a site is for a month-to-month or year-to-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Community rules and regulations or other specified defaults. Non-cancelable long-term leases, with remaining terms ranging up to ten years, are in effect at certain sites within 25 of the Communities. Some of these leases are subject to rental rate increases based on the Consumer Price Index ("CPI"), in some instances taking into consideration certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments are made on an annual basis.


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


                                    INDUSTRY

THE INDUSTRY

     We believe that modern Properties similar to ours provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following industry-specific reasons:

     o Barriers to Entry: We believe that the supply of new Properties will be constrained due to barriers to entry into the industry. The most significant barrier has been the difficulty in securing zoning from local authorities. This has been the result of (i) the public's historically poor perception of the industry, and (ii) the fact that Properties generate less tax revenue because the homes are treated as personal property (a benefit to the home owner) rather than real property. Another factor that creates substantial barriers to entry is the length of time between investment in a Property's development and the attainment of stabilized occupancy and the generation of revenues. The initial development of the infrastructure may take up to two or three years. Once the Property is ready for occupancy, it may be difficult to attract customers to an empty Property. Substantial occupancy levels may take several years to achieve.

     o Industry Consolidation: According to an industry analyst's industry report, there are approximately 50,000 Communities in the United States, and approximately 6.5% or 3,250 of the Communities have more than 200 sites and would be considered "investment-grade" properties. The four public REITs that own Communities own approximately 328 or about 10% of the "investment-grade" Communities. In addition, based on a report prepared by one analyst, the top 150 owners of Communities own approximately 69% of the "investment-grade" assets. We believe that this relatively high degree of fragmentation in the industry provides us, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional Communities.

     o Stable Tenant Base: We believe that Properties tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) residents own their own homes, (ii) Properties tend to foster a sense of community as a result of amenities such as clubhouses, recreational and social activities and (iii) since moving a Site Set home or vacation cottage from one Property to another involves substantial cost and effort, residents often sell their home in-place (similar to site-built residential housing) with no interruption of rental payments.


SITE SET HOUSING AND VACATION COTTAGES

     Based on the current growth in the number of individuals living in Site Set homes and vacation cottages, we believe that these homes are increasingly viewed by the public as an attractive and economical form of housing.

     We believe that the growing popularity of these homes is primarily the result of the following factors:

     o Importance of Home Ownership. According to the Fannie Mae 2001 National Housing Survey ("FNMA Survey"), renters' desire to own a home continues to be a top priority.

     o Affordability. For a significant number of people, these homes represent the only means of achieving home ownership. In addition, the total cost of housing in a Property (home cost, site rent and related occupancy costs) is competitive with and often lower than the total cost of alternative housing, such as apartments and condominiums, and generally substantially lower than "stick-built" residential alternatives.

     o Lifestyle Choice. As the average age of the United States population has increased, this housing choice has become an increasingly popular housing alternative for retirement and "empty-nest" living. According to the FNMA Survey, the baby-boom generation - the 80 million people born between 1945 and 1964 - will constitute 18% of the U.S. population within the next 30 years and more than 32 million people will reach age 55 within the next ten years. Among those individuals who are nearing retirement (age 40 to 54), approximately 33% plan on moving upon retirement. We believe that this housing choice is especially attractive to such individuals when located within a Property that offers an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment.

     o Construction Quality. Since 1976, all Site Set housing has been required to meet stringent Federal standards, resulting in significant increases in the quality of the industry's product. The Department of Housing and Urban Development's standards for Site Set housing construction quality are the only Federally regulated standards governing housing quality of any type in the United States. Site Set homes produced since 1976 have received a "red and silver" government seal certifying that they were built in compliance with the Federal code. The code regulates Site Set home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures. In addition, although vacation cottages do not come under the same regulation, many of the manufacturers of Site Set homes also produce vacation cottages with many of the same quality standards.

     o Comparability to Site-Built Homes. The Site Set housing industry has experienced a trend towards multi-section homes. Many modern Site Set homes are longer (up to 80 feet, compared to 50 feet in the 1960's) and wider than earlier models. Many such homes have vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single family ranch style site-built homes.

     o Second home demographics. Over the past ten years there has been a significant increase in the second home market. According to a November 2002 study by the National Association of Realtors ("NAR"), sales of second homes have risen almost 36% in ten years. Six percent of all home sales each year are second homes. The NAR study found that 48% of people who own a second home own either a cabin, cottage or manufactured home. According to the US Census Bureau, there were 9.2 million homes held by owners in addition to their primary residence.

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

     The distribution of our Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of Properties outside such markets. The following table identifies our five largest markets and provides information regarding our Properties, including Communities owned in joint ventures.

                                                               PERCENT OF TOTAL
                  NUMBER OF                    PERCENT OF     PROPERTY OPERATING
MAJOR MARKET     PROPERTIES     TOTAL SITES    TOTAL SITES         REVENUES
------------     ----------     -----------    -----------    ------------------
Florida              52            23,366          45.3%             40.8%
California           25             6,229          12.0%             20.1%
Arizona              21             5,930          11.5%              8.5%
Colorado             10             3,452           6.7%              8.2%
Delaware              7             2,238           4.3%              4.1%
Other                27            10,500          20.2%             18.3%
------------     ----------     -----------    -----------    ------------------
Total               142            51,715         100.0%            100.0%
============     ==========     ===========    ===========    ==================

Our largest Property, Bay Indies, located in Venice, Florida, accounted for approximately 3.0% of our total revenues for the year ended December 31, 2003.

     The following table lists our Resort Properties and those Communities in which we have a non-controlling joint venture interest:

                                                            NUMBER
                                                           OF SITES
                                    LOCATION                 AS OF
      PROPERTY                     CITY, STATE             12/31/03
-----------------                --------------------      --------
                           RESORT PROPERTIES
Mt Hood                          Welches           OR           436
Fun & Sun                        San Benito        TX         1,435
Southern Palms                   Eustis            FL           950
Sherwood Forest                  Kissimmee         FL           512
Bulow                            Flagler Beach     FL           352
Tropic Winds                     Harlingen         TX           531
Countryside                      Apache Junction   AZ           560
Golden Sun                       Apache Junction   AZ           329
Breezy Hill                      Pompano Beach     FL           762
Highland Wood                    Pompano Beach     FL           148
Date Palm                        Cathedral City    CA           140
Toby's                           Arcadia           FL           379
Araby Acres                      Yuma              AZ           337
Foothill                         Yuma              AZ           180
                                                              -----
   TOTAL RESORT PROPERTY SITES                                7,051
                                                              -----

                  COMMUNITIES OWNED IN JOINT VENTURES
Trails West                      Tucson          AZ             503
Plantation                       Calimesa        CA             385
Manatee                          Bradenton       FL             290
Home                             Hallandale      FL             136
Villa del Sol                    Sarasota        FL             207
Voyager                          Tuscon          AZ             ---
Preferred Interests in College Heights                          ---
                                                              -----
   TOTAL SITES OWNED IN JOINT VENTURES                        1,521
                                                              -----

     The following table sets forth certain information relating to the Communities we owned as of December 31, 2003, categorized by our major markets. We define our core Community portfolio ("Core Portfolio") as Communities owned throughout both periods of comparison. Excluded from the Core Portfolio are any Communities acquired or sold during the period, any Resort Properties and any Communities owned through joint ventures which, together, are referred to as the "Non-Core" Properties. The following table excludes Resort Properties and any Communities owned through Joint Ventures.

                                                            NUMBER                                   MONTHLY        MONTHLY
                                                           OF SITES      OCCUPANCY    OCCUPANCY     BASE RENT      BASE RENT
                                  LOCATION                   AS OF        AS OF         AS OF         AS OF          AS OF
       PROPERTY                 CITY, STATE                12/31/03      12/31/03     12/31/02      12/31/03       12/31/02
----------------------    ------------------------         --------      ---------    ---------     ---------      ---------
                                                            FLORIDA
  EAST COAST:
Bulow Plantation          Flagler Beach      FL               276         97.8%(b)     97.5%(b)        $329          $322
Carriage Cove             Daytona Beach      FL               418         94.3%        95.7%           $393          $387
Coquina Crossing          St Augustine       FL               361         97.2%(b)     84.5%(b)        $341          $324
Coral Cay                 Margate            FL               819         89.4%        91.5%           $455          $435
Countryside               Vero Beach         FL               646         98.0%(b)     96.6%(b)        $341          $324
Heritage Village          Vero Beach         FL               436         94.3%        96.1%           $368          $354
Holiday Village           Vero Beach         FL               128         68.8%        72.7%           $313          $307
Holiday Village           Ormond Beach       FL(a)            301         88.0%        87.4%           $339          $313
Indian Oaks               Rockledge          FL               208         99.5%(b)     98.1%(b)        $274          $260
Lakewood Village          Melbourne          FL               349         92.8%        92.8%           $394          $387
Lighthouse Pointe         Port Orange        FL               433         89.1%(b)     89.1%(b)        $332          $324
Maralago Cay              Lantana            FL               602         92.7%        94.5%           $441          $437
Pickwick                  Port Orange        FL               432         99.8%        98.6%           $348          $335
The Meadows               Palm Beach Gardens FL               380         85.5%(b)     85.3%(b)        $386          $373


  CENTRAL:
Grand Island              Grand Island       FL               307         68.7%(b)     71.7%(b)        $312          $291
Mid-Florida Lakes         Leesburg           FL             1,226         84.4%(b)     88.6%(b)        $379          $339
Oak Bend                  Ocala              FL               262         87.4%(b)     88.2%(b)        $306          $292
Sherwood Forest           Kissimmee          FL               754         96.0%(b)     96.9%(b)        $355          $345
Villas at Spanish Oaks    Ocala              FL               459         87.1%        91.5%           $334          $317

  GULF COAST (TAMPA/NAPLES):
Bay Indies                Venice             FL             1,309         96.3%        98.2%           $388          $345
Bay Lake Estates          Nokomis            FL               228         94.7%        95.6%           $427          $416
Buccaneer                 N. Ft. Myers       FL               971         98.1%        98.5%           $368          $348
Country Place             New Port Richey    FL               515         99.6%(b)     99.4%(b)        $278          $272
Down Yonder               Largo              FL               362         98.6%        99.2%           $403          $388
East Bay Oaks             Largo              FL               328         94.2%        96.0%           $395          $391
Eldorado Village          Largo              FL               227         91.6%        94.3%           $402          $391
Glen Ellen                Clearwater         FL(a)            106         85.8%        76.9%           $328          $322
Hacienda Village          New Port Richey    FL(a)            505         96.6%        95.0%           $320          $305
Harbor View               New Port Richey    FL(a)            471         98.9%        98.9%           $223          $220
Hillcrest                 Clearwater         FL               279         79.6%        83.9%           $358          $346
Holiday Ranch             Largo              FL               150         88.7%        92.7%           $370          $353
Lake Fairways             N. Ft. Myers       FL               896         99.6%        99.2%           $389          $376
Lake Haven                Dunedin            FL               379         83.6%        89.7%           $414          $399
Lakes at Countrywood      Plant City         FL               423         93.4%(b)     94.8%(b)        $263          $256
Meadows at Countrywood    Plant City         FL               737         98.4%        99.1%           $305          $293
Oaks at Countrywood       Plant City         FL               168         72.0%(b)     70.8%(b)        $275          $266
Pine Lakes                N. Ft. Myers       FL               584        100.0%        99.3%           $465          $458
Silk Oak                  Clearwater         FL(a)            180         87.2%        93.3%           $367          $358
The Heritage              N. Ft. Myers       FL               455         91.2%(b)     87.3%(b)        $334          $319
Windmill Manor            Bradenton          FL               292         93.8%        94.9%           $382          $370
Windmill Village          N. Ft. Myers       FL               491         95.5%        96.3%           $329          $323
Winds of St. Armands No   Sarasota           FL               471         95.8%        98.1%           $373          $346
Winds of St. Armands So   Sarasota           FL               306         99.7%        99.7%           $386          $364
                                                           ------        ------        -----          -----          ----
  TOTAL FLORIDA MARKET                                     19,630         93.2%        93.9%           $362          $346
                                                           ------        ------        -----          -----          ----
  FLORIDA MARKET - CORE PORTFOLIO                          18,067         93.1%        94.0%           $368          $352
                                                           ------        ------        -----           ----          ----


                                                            NUMBER                                   MONTHLY        MONTHLY
                                                           OF SITES      OCCUPANCY    OCCUPANCY     BASE RENT      BASE RENT
                                  LOCATION                   AS OF        AS OF         AS OF         AS OF          AS OF
       PROPERTY                 CITY, STATE                12/31/03      12/31/03     12/31/02      12/31/03       12/31/02
----------------------    ------------------------         --------      ---------    ---------     ---------      ---------
                                                          CALIFORNIA
  NORTHERN CALIFORNIA:
California Hawaiian       San Jose          CA                418          98.1%        97.6%          $698           $675
Colony Park               Ceres             CA                186          93.0%        89.8%          $386           $375
Concord Cascade           Pacheco           CA                283          99.3%        98.9%          $566           $560
Contempo Marin            San Rafael        CA                396          98.7%        98.7%          $651           $646
Coralwood                 Modesto           CA                194          99.0%        99.0%          $457           $438
Four Seasons              Fresno            CA                242          76.9%        75.6%          $277           $267
Laguna Lake               San Luis Obispo   CA                290          99.7%        99.7%          $378           $368
Monte del Lago            Castroville       CA                310          97.7%(b)     97.7%(b)       $584           $560
Quail Meadows             Riverbank         CA                146         100.0%       100.0%          $414           $390
Royal Oaks                Visalia           CA                149          81.9%        81.9%          $299           $290
DeAnza Santa Cruz         Santa Cruz        CA                198          98.5%        99.0%          $572           $558
Sea Oaks                  Los Osos          CA                125          96.8%        97.6%          $423           $418
Sunshadow                 San Jose          CA                121         100.0%       100.0%          $662           $651
Westwinds (4 Properties)  San Jose          CA                723          98.5%        99.2%          $752           $719

  SOUTHERN CALIFORNIA:
Date Palm Country Club    Cathedral City    CA                538          94.2%        94.1%          $720           $679
Lamplighter               Spring Valley     CA                270          98.5%        99.3%          $713           $642
Meadowbrook               Santee            CA                338          97.6%       100.0%          $636           $627
Rancho Mesa               El Cajon          CA                158          99.4%        99.4%          $619           $567
Rancho Valley             El Cajon          CA                140         100.0%       100.0%          $708           $627
Royal Holiday             Hemet             CA                179          64.2%        67.0%          $306           $285
Santiago Estates          Sylmar            CA                300          98.7%        96.3%          $678           $646
                                                            -----         ------       ------          ----           ----
  TOTAL CALIFORNIA MARKET                                   5,704          95.6%        95.8%          $598           $574
                                                            -----         ------       ------          ----           ----
  CALIFORNIA MARKET - CORE PORTFOLIO                        5,704          95.6%        95.6%          $598           $574
                                                            -----         ------       ------          ----           ----

                                                           ARIZONA
Apollo Village            Phoenix           AZ                236          80.9%(b)     83.9%(b)       $416           $401
The Highlands at          Mesa              AZ                273          85.3%        89.0%          $498           $475
 Brentwood
Carefree Manor            Phoenix           AZ                128          76.6%        92.2%          $355           $342
Casa del Sol #1           Peoria            AZ                245          77.6%        81.2%          $479           $460
Casa del Sol #2           Glendale          AZ                239          77.4%        86.6%          $502           $472
Casa del Sol #3           Glendale          AZ                236          85.6%        89.8%          $500           $471
Central Park              Phoenix           AZ                293          88.1%        92.5%          $426           $409
Desert Skies              Phoenix           AZ                164          91.5%        93.9%          $353           $338
Fairview Manor            Tucson            AZ                235          82.6%        85.1%          $358           $342
Hacienda de Valencia      Mesa              AZ                364          74.7%        79.4%          $412           $395
Palm Shadows              Glendale          AZ                294          80.6%        87.1%          $393           $372
Sedona Shadows            Sedona            AZ                198          93.4%        93.4%          $391           $355
Sunrise Heights           Phoenix           AZ                199          79.9%        88.4%          $409           $386
The Mark                  Mesa              AZ                410          61.0%        74.9%          $410           $392
The Meadows               Tempe             AZ                391          74.4%        85.2%          $464           $455
Whispering Palms          Phoenix           AZ                116          90.5%        93.1%          $316           $295
                                                            -----         ------       ------          ----           ----
  TOTAL ARIZONA MARKET                                      4,021          79.6%        85.9%          $425           $406
                                                            -----         ------       ------          ----           ----
  ARIZONA MARKET - CORE PORTFOLIO                           4,021          79.6%        85.9%          $425           $406
                                                            -----         ------       ------          ----           ----

                                                         NUMBER                                     MONTHLY       MONTHLY
                                                        OF SITES      OCCUPANCY     OCCUPANCY      BASE RENT     BASE RENT
                                  LOCATION               AS OF         AS OF          AS OF         AS OF         AS OF
       PROPERTY                 CITY, STATE             12/31/03      12/31/03       12/31/02       12/31/03      12/31/02
---------------------     -----------------------       --------      ---------     ----------     ---------     ---------
                                                        COLORADO
Bear Creek                Sheridan           CO            122          95.1%         97.6%           $471          $446
Cimarron                  Broomfield         CO            327          93.9%         97.6%           $464          $445
Golden Terrace            Golden             CO            265          91.7%         96.6%           $512          $492
Golden Terrace South      Golden             CO            160          85.0%         95.0%           $503          $483
Golden Terrace West       Golden             CO            316          93.4%         96.5%           $510          $490
Hillcrest Village         Aurora             CO            601          88.6%         91.7%           $490          $472
Holiday Hills             Denver             CO            736          92.3%         92.3%           $484          $466
Holiday Village           Co. Springs        CO            240          90.4%         92.9%           $494          $446
Pueblo Grande             Pueblo             CO            251          94.4%         96.4%           $311          $296
Woodland Hills            Denver             CO            434          88.0%         93.8%           $456          $439
                                                         -----          -----         -----           ----          ----
  TOTAL COLORADO MARKET                                  3,452          87.7%         94.2%           $472          $452
                                                         -----          -----         -----           ----          ----
  COLORADO MARKET - CORE PORTFOLIO                       3,452          91.1%         94.2%           $472          $452
                                                         -----          -----         -----           ----          ----


                                                        NORTHEAST
Aspen Meadows             Rehoboth           DE            200          99.5%        100.0%           $288          $277
Camelot Meadows           Rehoboth           DE            302          99.0%        100.0%           $290          $272
Mariners Cove             Millsboro          DE            374          91.2%(b)      90.1%(b)        $424          $399
McNicol                   Rehoboth           DE             93          98.9%        100.0%           $293          $278
Sweetbriar                Rehoboth           DE            146          94.5%         95.9%           $246          $228
Waterford                 Bear               DE            731          95.3%(b)      96.4%(b)        $423          $410
Whispering Pines          Lewes              DE            392          87.2%         95.2%           $315          $274
Pheasant Ridge            Mt. Airy           MD(a)         ---            ---         98.0%(d)         ---          $468(d)
Brook Gardens             Lackawanna         NY(a)         ---            ---         93.9%(d)         ---          $446(d)
Greenwood Village         Manorville         NY            512          99.2%         98.8%           $428          $406
Green Acres               Breinigsville      PA            595          93.8%         94.8%           $452          $438
Meadows of Chantilly      Chantilly          VA            500          88.8%         94.8%           $604          $544
Independence Hill         Morgantown         WV(a)         ---            ---         87.2%(d)         ---          $221(d)
                                                         -----          -----         -----           ----          ----
  TOTAL NORTHEAST MARKET                                 3,845          94.1%         95.6%           $412          $387
                                                         -----          -----         -----           ----          ----
  NORTHEAST MARKET - CORE PORTFOLIO                      3,845          94.1%         96.1%           $412          $387
                                                         -----          -----         -----           ----          ----

                                                        NUMBER                                      MONTHLY          MONTHLY
                                                       OF SITES      OCCUPANCY     OCCUPANCY       BASE RENT        BASE RENT
                                 LOCATION                AS OF         AS OF         AS OF          AS OF            AS OF
     PROPERTY                  CITY, STATE             12/31/03      12/31/03      12/31/02        12/31/03         12/31/02
--------------------      ---------------------        --------      ---------     ---------       ---------        ---------

                                                            MIDWEST
Five Seasons              Cedar Rapids      IA            390          73.1%(b)      76.4%(b)         $276             $264
Holiday Village           Sioux City        IA            519          65.7%         73.8%            $252             $252
Golf Vista Estates        Monee             IL            411          95.9%(b)      88.1%(b)         $441             $393
Willow Lake Estates       Elgin             IL            617          90.1%         94.2%            $694             $660
Forest Oaks               Chesterton        IN            227          71.8%         76.2%            $332             $330
Oak Tree Village          Portage           IN            361          86.7%         88.9%            $342             $332
Windsong                  Indianapolis      IN            268          57.8%         72.0%            $320             $309
Creekside                 Wyoming           MI            165          87.3%         93.3%            $407             $382
                                                       ------          -----         -----            ----             ----
  TOTAL MIDWEST MARKET                                  2,958          79.5%         83.3%            $423             $399
                                                       ------          -----         -----            ----             ----
  MIDWEST MARKET - CORE PORTFOLIO                       2,958          79.5%         83.3%            $423             $399
                                                       ------          -----         -----            ----             ----

                                                   NEVADA, UTAH, NEW MEXICO
Del Rey                   Albuquerque       NM            407          67.1%         76.7%            $374             $341
Bonanza                   Las Vegas         NV            353          68.0%         72.8%            $484             $473
Boulder Cascade           Las Vegas         NV            299          76.9%         81.9%            $446             $436
Cabana                    Las Vegas         NV            263          93.5%         95.4%            $447             $442
Flamingo West             Las Vegas         NV            258          94.6%(b)      88.8%(b)         $461             $449
Villa Borega              Las Vegas         NV            293          82.9%         87.0%            $454             $433
All Seasons               Salt Lake City    UT            121          93.4%         96.7%            $370             $352
Westwood Village          Farr West         UT            314          95.2%(b)      95.2%(b)         $280             $259
                                                       ------          -----         -----            ----             ----
  TOTAL NEVADA, UTAH, NEW MEXICO MARKET                 2,308          81.8%         85.2%            $413             $398
                                                       ------          -----         -----            ----             ----
  NEVADA, UTAH, NEW MEXICO MARKET - CORE PORTFOLIO      2,308          81.8%         85.2%            $413             $396
                                                       ------          -----         -----            ----             ----

                                                           NORTHWEST
Casa Village              Billings          MT            491          85.9%         88.0%            $304             $294
Falcon Wood Village       Eugene            OR            183          90.7%         92.9%            $403             $351
Quail Hollow              Fairview          OR            137          92.7%         93.4%            $507             $500
Shadowbrook               Clackamas         OR            156          94.2%         96.8%            $513             $494
Kloshe Illahee            Federal Way       WA            258          97.7%         99.6%            $599             $513
                                                       ------          -----         -----            ----             ----
  TOTAL NORTHWEST MARKET                                1,225          90.9%         92.9%            $436             $402
                                                       ------          -----         -----            ----             ----
  NORTHWEST MARKET - CORE PORTFOLIO                     1,225          90.9%         92.9%            $436             $402
                                                       ------          -----         -----            ----             ----
GRAND TOTAL ALL MARKETS                                43,143          90.5%         92.4%            $422             $403
                                                       ======          =====         =====            ====             ====
GRAND TOTAL ALL MARKETS - CORE PORTFOLIO               41,580          90.4%(c)      92.4%(c)         $427             $407
                                                       ======          =====         =====            ====             ====


(a)  Represents a Property that is not part of the Core Portfolio.
(b) The process of filling Expansion Sites at these Properties is ongoing. A decrease in occupancy may reflect development of additional Expansion Sites.
(c) Changes in total portfolio occupancy include the impact of acquisitions and expansion programs and are therefore not comparable.
(d)  Property sold in 2003.

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3. LEGAL PROCEEDINGS

DEANZA SANTA CRUZ

     The residents of DeAnza Santa Cruz Mobile Estates, a Property located in Santa Cruz, California, brought several actions opposing fees and charges in connection with water service at the Property. As a result of one action, the Company rebated approximately $36,000 to the residents. The DeAnza Santa Cruz Homeowners Association ("HOA") then proceeded to a jury trial alleging these "overcharges" entitled them to an award of punitive damages. In January 1999, a jury awarded the HOA $6.0 million in punitive damages. On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgment interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the California Mobilehome Residency Law ("MRL"). The decision of the appellate court left the HOA, the plaintiff in this matter, with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. In order to resolve this matter, the Company accrued for and agreed to pay $201,000 to the HOA. This payment resolved the punitive damage claim. The HOA's attorney has made a motion asking for an award of attorneys' fees and costs in the amount of approximately $1.5 million as a result of this resolution of the litigation. On April 2, 2003 the court awarded attorney's fees to the HOA's attorney in the amount of $593,000 and court costs of approximately $20,000. The Company has appealed this award and has not accrued for the amount in its consolidated financial statements.


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

     In connection with such efforts, the Company recently announced it has entered into a settlement agreement with the City of Santa Cruz, California and that, pursuant to the settlement agreement, the City amended its rent control ordinance to exempt the Company's property from rent control as long as the Company offers a long term lease which gives the Company the ability to increase rents to market upon turnover and bases annual rent increases on the CPI. The settlement agreement benefits the Company's shareholders by allowing them to receive the value of their investment in this Community through vacancy decontrol while preserving annual CPI based rent increases in this age restricted Property.

     The Company's efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin ("CMHOA"), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believes had been agreed to by the CMHOA in a settlement agreement. The Company intends to vigorously defend this matter, which has been stayed pending a related state court appeal by the Company of an order dismissing its claims against the City of San Rafael. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

ELLENBURG COMMUNITIES

     The Company and certain other parties entered into a settlement agreement (the "Settlement"), which was approved by the Los Angeles County Superior Court in April 2000. The Settlement resolved substantially all of the litigation and appeals involving the Ellenburg Properties, and transactions arising out of the Settlement closed on May 22, 2000. Only the appeal of one entity remained, the outcome of which was not expected to materially affect the Company.

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

     In February, 2004, the Company entered into a settlement agreement with Fund 20 resolving all remaining matters at no cost to the Company and with mutual releases.


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

     On November 3, 2003, the State filed a Notice of Appeal with the Supreme Court of the State of Delaware, appealing a portion of the Court's order denying the State's Motion for Summary Judgment. The State's appeal is limited to the single issue of whether the Company has the right to eliminate "rent cap" provisions contained in certain existing leases upon automatic renewal of the leases in accordance with Delaware law. The appeal has been fully briefed, and oral argument in the matter is scheduled for March 16, 2004.

     On November 14, 2003, the State filed a motion for Stay Pending Appeal with the Court, and on December 3, 2003, the Company filed its response opposing the motion. On December 16, 2003, the Court issued its order on the motion, holding that the Company may proceed to issue notices of default to tenants who fail to pay the full amount of their current rental obligations, but may not initiate eviction proceedings against such tenants until April 1, 2004, and may not enforce any such eviction order until the Supreme Court rules on the appeal.


OTHER

     The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 13, 2003. Stockholders holding 17,534,693 Common Shares (being the only class of shares entitled to vote at the meeting), or 78.8% of the Company's issued and outstanding Common Shares as of the record date for the meeting, attended the meeting or were represented by proxy. The Company's shareholders voted on two matters presented at the meeting and both received the requisite number of votes to pass. The results of the stockholders' vote on each of the two matters were as follows:

PROPOSAL 1 - Election of three directors to terms expiring in 2006.

                              TOTAL VOTE FOR       TOTAL VOTE WITHHELD
                              EACH DIRECTOR*       FROM EACH DIRECTOR*
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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the period indicated, the high and low sale prices for the Company's common stock as reported by The New York Stock Exchange under the trading symbol MHC.

                                                                                                                  Return of
                                                                                           Distributions            Capital
                                      Close                High               Low            Declared            GAAP Basis(a)
                                      ------              ------             ------        -------------         -------------
2003
1st Quarter                           $29.60              $30.86             $27.40          $ .4950                 $.15
2nd Quarter                            35.11               35.80              29.56            .4950                  .16
3rd Quarter                            39.18               39.80              35.11            .4950                  .00
4th Quarter                            37.65               41.92              36.70           8.0000(b)               .00

2002
1st Quarter                           $33.00              $33.63             $30.65          $ .4750                 $.15
2nd Quarter                            35.10               35.66              32.50            .4750                  .18
3rd Quarter                            31.88               35.14              30.05            .4750                  .17
4th Quarter                            29.63               31.92              27.50            .4750                  .00

(a) Represents distributions per share in excess of net income per share-basic on a GAAP basis and is not the same as return of capital on a tax basis.
(b) On December 12, 2003, we declared a one-time special distribution of $8.00 per share payable to stockholders of record on January 8, 2004. We used proceeds from the $501 million borrowing in October, 2003 to pay the special distribution on January 16, 2004. The special cash dividend will be reflected on shareholders' 2004 1099-DIV to be issued in January 2005.

The number of beneficial holders of the Company's common stock at December 31, 2003 was approximately 5,049.

ITEM 6. SELECTED FINANCIAL AND OPERATING INFORMATION

     The following table sets forth selected financial and operating information on a historical basis for the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating data for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 have been derived from the historical Financial Statements of the Company.


                      MANUFACTURED HOME COMMUNITIES, INC.
                 CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
         (Amounts in thousands, except for per share and property data)

                                                                                  (1)YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------------------------
                                                                2003            2002           2001           2000           1999
                                                              ---------       --------       --------       --------       --------
PROPERTY OPERATIONS:
  Community base rental income ..........................     $ 196,919       $194,640       $190,982       $185,023       $177,411
  Resort base rental income .............................        11,780          9,146          5,748          7,414          9,526
  Utility and other income ..............................        20,150         19,684         20,381         19,357         19,549
                                                              ---------       --------       --------       --------       --------
     Property operating revenues ........................       228,849        223,470        217,111        211,794        206,486

  Property operating and maintenance ....................        64,996         62,843         60,807         57,973         56,895
  Real estate taxes .....................................        18,917         17,827         16,882         16,407         15,924
  Property management ...................................         9,373          9,292          8,984          8,690          8,337
                                                              ---------       --------       --------       --------       --------
     Property operating expenses ........................        93,286         89,962         86,673         83,070         81,156
                                                              ---------       --------       --------       --------       --------
       Income from property operations ..................       135,563        133,508        130,438        128,724        125,330

HOME SALES OPERATIONS:
  Gross revenues from inventory home sales ..............        36,606         33,537            ---            ---            ---
  Cost of inventory home sales ..........................       (31,767)       (27,183)           ---            ---            ---
                                                              ---------       --------       --------       --------       --------
       Gross profit from inventory home sales ...........         4,839          6,354            ---            ---            ---
  Brokered resale revenues, net .........................         1,724          1,592            ---            ---            ---
  Home selling expenses .................................        (7,360)        (7,664)           ---            ---            ---
  Ancillary services revenues, net ......................           216            522            ---            ---            ---
                                                              ---------       --------       --------       --------       --------
       Income from home sales operations ................          (581)           804            ---            ---            ---

OTHER INCOME AND EXPENSES:
  Interest income .......................................         1,695            967            639          1,009          1,669
  Equity in income of affiliates ........................           ---            ---          1,811          2,408          2,065
  Other corporate income ................................         2,065          1,277          1,353            670            280
  General and administrative ............................        (8,060)        (8,192)        (6,687)        (6,423)        (6,092)
  Interest and related amortization(2) ..................       (58,402)       (50,729)       (51,305)       (53,280)       (53,775)
  Loss on the extinguishment of debt ....................            --             --             --         (1,041)            --
  Depreciation on corporate assets ......................        (1,240)        (1,277)        (1,243)        (1,139)        (1,005)
  Depreciation on real estate assets and other costs ....       (38,034)       (35,552)       (34,228)       (33,713)       (33,955)
  Gain on sale of properties and other ..................           ---            ---          8,168         12,053
                                                              ---------       --------       --------       --------       --------
       Total other income and expenses ..................      (101,976)       (93,506)       (81,492)       (79,456)       (90,813)
                                                              ---------       --------       --------       --------       --------
MINORITY INTERESTS:
  (Income) allocated to Common OP Units .................        (4,330)        (5,848)        (7,688)        (7,968)        (5,761)
  (Income) allocated to Perpetual Preferred OP Units.....       (11,252)       (11,252)       (11,252)       (11,252)        (2,844)
                                                              ---------      ---------       --------       --------       --------
       Income from continuing operations ................        17,424         23,706         30,006         30,048         25,912

DISCONTINUED OPERATIONS:
  Discontinued Operations ...............................           908          2,803          2,598          2,392          2,318
  Gain on sale of properties and other ..................        10,826         13,014            ---            ---            ---
  Minority interests on discontinued operations .........        (2,144)        (3,078)          (521)          (495)          (458)
                                                              ---------       --------       --------       --------       --------
       Income from discontinued operations ..............         9,590         12,739          2,077          1,897          1,860
                                                              ---------       --------       --------       --------       --------
       NET INCOME AVAILABLE FOR COMMON SHARES ...........     $  27,014       $ 36,445       $ 32,083       $ 31,945       $ 27,772
                                                              =========       ========       ========       ========       ========

                       MANUFACTURED HOME COMMUNITIES, INC.
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
                                   (continued)
         (Amounts in thousands, except for per share and property data)

                                                                                    (1)AS OF DECEMBER 31,
                                                            ----------------------------------------------------------------------
                                                               2003           2002           2001           2000           1999
                                                            ----------     ----------     ----------     ----------     ----------
EARNINGS PER COMMON SHARE - BASIC:
  Income from continuing operations .....................   $      .79     $     1.10     $     1.43     $     1.40     $     1.03
  Income from discontinued operations ...................   $      .43     $      .59     $      .10     $      .09     $      .07
  Net income available for Common Shares ................   $     1.22     $     1.69     $     1.53     $     1.49     $     1.10

EARNINGS PER COMMON SHARE - FULLY DILUTED:
  Income from continuing operations .....................   $      .78     $     1.07     $     1.40     $     1.37     $     1.01
  Income from discontinued operations ...................   $      .42     $      .57     $      .09     $      .09     $      .08
  Net income available for Common Shares ................   $     1.20     $     1.64     $     1.49     $     1.46     $     1.09

  Distributions declared per Common Shares
   outstanding(2) .......................................   $    9.485     $     1.90     $     1.78     $     1.66     $     1.55

  Weighted average Common Shares outstanding - basic ....       22,077         21,617         21,036         21,469         25,224
  Weighted average Common OP Units outstanding ..........        5,342          5,403          5,466          5,592          5,704
  Weighted average Common Shares outstanding - fully
   diluted ..............................................       28,002         27,632         27,010         27,408         31,252

BALANCE SHEET DATA:
  Real estate, before accumulated depreciation(3) .......   $1,315,096     $1,296,007     $1,238,138     $1,218,176     $1,264,343
  Total assets ..........................................    1,473,915      1,162,850      1,101,805      1,104,304      1,160,338
  Total mortgages and loans(2) ..........................    1,076,296        760,233        708,857        719,684        725,264
  Minority interests ....................................      126,716        168,501        171,147        171,271        179,397
  Stockholders' equity(2) ...............................        5,798        177,619        175,150        168,095        211,401

OTHER DATA:
  Funds from operations(4) ..............................   $   60,831     $   68,393     $   66,957     $   63,807     $   68,477
  Net cash flow:
    Operating activities ................................   $   75,163     $   80,176     $   80,708     $   68,001     $   72,580
    Investing activities ................................   $     (598)    $  (72,973)    $  (23,067)    $   23,102     $  (37,868)
    Financing activities ................................   $  243,905     $   (1,287)    $  (59,134)    $  (94,932)    $  (41,693)

  Total Properties (at end of period)(5) ................          142            142            149            154            157
  Total sites (at end of period) ........................       51,715         51,582         50,663         51,304         53,846
  Total sites (weighted average for the year)(6) ........       43,134         42,962         46,243         46,964         46,914

(1) See the Consolidated Financial Statements of the Company included elsewhere herein. Certain 2002, 2001, 2000, and 1999 amounts have been reclassified to conform to the 2003 financial presentation. Such reclassifications have no effect on the operations or equity as originally presented.

(2) On October 17, 2003, we closed 49 mortgage loans collateralized by 51 Properties (the "Recap") providing total proceeds of approximately $501 million at a weighted average interest rate of 5.84% and with a weighted average maturity of approximately 9 years. Approximately $170 million of the proceeds were used to repay amounts outstanding on the Company's line of credit and term loan. Approximately $225 million was used to pay a special distribution of $8.00 per share on January 16, 2004. The remaining funds are being held in short-term investments and will be used for investment purposes in 2004. The Recap resulted in increased interest and amortization expense and the special distribution resulted in decreased stockholder's equity.

(3) We believe that the book value of the Properties, which reflects the historical costs of such real estate assets less accumulated depreciation, is less than the current market value of the Properties.

(4) We generally consider Funds From Operations ("FFO") to be an appropriate measure of the non-GAAP performance of an equity Real Estate Investment Trust ("REIT"). FFO was redefined by the National Association of Real Estate Investment Trusts ("NAREIT") in April 2002, as net income (computed in accordance with generally accepted accounting principles ["GAAP"]), before allocation to minority interests, excluding gains (or losses) from sales of property, plus real estate depreciation and after adjustments for unconsolidated partnerships and joint ventures. For purposes of presenting FFO, the revised definition of FFO has been given retroactive treatment. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities and investing activities, it provides investors an understanding of our ability to incur and service debt and to make capital expenditures. We compute FFO in accordance with the NAREIT definition which may differ from the methodology for calculating FFO utilized by other equity REITs and, accordingly, may not be comparable to such other REITs' computations. FFO in and of itself does not represent cash generated from operating activities in accordance with GAAP and therefore should not be considered an alternative to net income as an indication of our performance or to net cash flows from operating activities as determined by GAAP as a measure of liquidity and is not necessarily indicative of cash available to fund cash needs.

                       MANUFACTURED HOME COMMUNITIES, INC.
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
                                   (continued)


(5) During the year ended December 31, 1999, three Properties were acquired; net operating income attributable to such Properties during 1999 was approximately $87,000, which included approximately $104,000 of depreciation expense. During the year ended December 31, 2000, three Properties and a water and wastewater treatment company were sold; net operating income attributable to such Properties during 2000 was approximately $1.6 million, which included approximately $623,000 of depreciation expense. During the year ended December 31, 2001, three Properties were acquired, including one through the termination of a lease; net operating income attributable to such Properties during 2001 was approximately $1.3 million, which included approximately $396,000 of depreciation expense. Also during the year ended December 31, 2001, eight Properties were sold; net operating income attributable to such Properties during 2001 was $1.0 million, which included approximately $235,000 of depreciation expense. During the year ended December 31, 2002, eleven Properties were acquired; net operating income attributable to such Properties during 2002 was approximately $2.0 million, which included approximately $809,000 of depreciation expense. Also during the year ended December 31, 2002, eighteen Properties were sold; net operating income attributable to such Properties during 2002 was $5.4 million, which included approximately $1.2 million of depreciation expense. During the year ended December 31, 2003, three Properties were acquired; net operating loss attributable to such Properties during 2003 was approximately $25,000, which included approximately $25,000 of depreciation expense. Also during the year ended December 31, 2003, three Properties were sold; net operating income attributable to such Properties during 2003 was $908,000, which included approximately $135,000 of depreciation expense.

(6) Excludes Resort sites and sites in Properties owned through unconsolidated joint ventures.

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


PROPERTY ACQUISITIONS, JOINT VENTURES AND DISPOSITIONS

     The following chart lists the Properties acquired and sold since January 1, 2002:

  PROPERTY                                       TRANSACTION DATE            SITES
  --------                                       ----------------            -----
TOTAL SITES AS OF JANUARY 1, 2002........................................... 50,663

ACQUISITIONS:
  Mt. Hood Village...............................March 12, 2002                 450
  Harbor View Village............................July 10, 2002                  471
  Countryside....................................July 31, 2002                  560
  Golden Sun.....................................July 31, 2002                  329
  Breezy Hill....................................July 31, 2002                  762
  Highland Woods.................................August 14, 2002                148
  Holiday Village................................July 31, 2002                  301
  Tropic Winds...................................August 7, 2002                 531
  Silk Oak Lodge.................................October 1, 2002                180
  Hacienda Village...............................December 18, 2002              519
  Glen Ellen.....................................December 31, 2002              117
  Toby's.........................................December 3, 2003               379
  Araby Acres....................................December 15, 2003              337
  Foothill ......................................December 15, 2003              180

EXPANSION SITE DEVELOPMENT AND OTHER:
  Sites added (reconfigured) in 2002.............                                90
  Sites added (reconfigured) in 2003.............                               (35)

DISPOSITIONS:
  College Heights (17 Properties)................September 1, 2002           (3,220)
  Camelot Acres..................................November 13, 2002             (319)
  Independence Hill..............................June 6, 2003                  (203)
  Brook Gardens..................................June 6, 2003                  (424)
  Pheasant Ridge.................................June 30, 2003                 (101)
                                                                             ------
TOTAL SITES AS OF DECEMBER 31, 2003......................................... 51,715
                                                                             ======

TRENDS

     Occupancy in our Properties as well as our ability to increase rental rates directly affect revenues. In 2003, occupancy in our Core Portfolio decreased 1.9%. Also during 2003, average monthly base rental rates for the Core Portfolio increased approximately 5.1%. We project continued growth during 2004 in our Core Portfolio performance. Core Portfolio base rental-rate growth is expected to be approximately 4%. These projections would result in growth of approximately 2.5% in Core Portfolio income from operations (also referred to as net operating income or "NOI").


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

     The valuation of financial instruments under Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107") and Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") requires us to make estimates and judgments that affect the fair value of the instruments. Where possible, we base the fair values of our financial instruments, including our derivative instruments, on listed market prices and third party quotes. Where these are not available, we base our estimates on other factors relevant to the financial instrument.

     Certain costs, primarily legal costs, relative to our efforts to effectively change the use and operations of several Properties subject to rent control (see Note 17) are currently classified in other assets. These costs, to the extent these efforts are successful, are capitalized to the extent of the established value of the revised project and included in the net investment in real estate for the appropriate Properties (see Note 5). To the extent these efforts are not successful, these costs will be expensed. In addition, we capitalize certain costs, primarily legal costs, related to entering into lease agreements which govern the terms under which we may enter into leases with individual tenants and which are expensed over the term of the lease agreement. In 2003, due to the successful settlement of litigation related to one Property, DeAnza Santa Cruz, we reclassified approximately $5.3 million of these costs to land improvements and will depreciate these costs over 30 years

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in the company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the VIE's expected losses or receive a majority of the entity's expected residual returns if they occur, or both.

     The provisions of FIN 46 apply to the Company upon initial involvement with the respective entity for transactions created after January 31, 2003. The adoption of FIN 46 in 2003 had no effect on the Company in 2003. The provisions of FIN 46 and related revised interpretations apply no later than the end of the first interim reporting period ending March 15, 2004 (March 31, 2004) for entities created before February 1, 2003. The Company is currently evaluating and assessing the impact of FIN 46 and the related revised interpretations on entities created before February 1, 2003.


     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Prior to January 1, 2003 we accounted for our stock compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees", based upon the intrinsic value method. This method results in no compensation expense for options issued with an exercise price equal to or exceeding the market value of the Common Shares on the date of grant. Effective January 1, 2003, we elected to account for our stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", which will result in compensation expense being recorded based on the fair value of the stock options and other equity awards issued. SFAS 148 provides three possible transition methods for changing to the fair value method. We have elected to use the modified-prospective method. This method requires that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted, or settled, in fiscal years beginning after December 15, 1994. The following table illustrates the effect on net income and earnings per share as if the fair value method was applied to all outstanding and unvested awards in each period presented (amounts in thousands, except per share data):

                                         2003        2002        2001
                                        -------     -------     -------
Net income available for Common
 Shares as reported .................   $27,014     $36,445     $32,083
Add: Stock-based compensation
 expense included in net income as
 reported ...........................     2,139       2,185       2,549
Deduct: Stock-based compensation
 expense determined under the fair
 value based method for all awards ..    (2,139)     (2,086)     (2,203)
                                        -------     -------     -------
Pro forma net income available for
 Common Shares ......................   $27,014     $36,544     $32,429
                                        =======     =======     =======
Pro forma net income per Common
 Share - Basic ......................   $  1.22     $  1.69     $  1.54
                                        =======     =======     =======
Pro forma net income per Common
 Share - Fully Diluted ..............   $  1.20     $  1.65     $  1.50
                                        =======     =======     =======

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

     Since December 31, 2001, the gross investment in real estate increased from $1,238 million to $1,315 million as of December 31, 2003, due primarily to the aforementioned acquisitions and dispositions of Properties during the period. The total number of sites owned or controlled increased from 50,663 as of December 31, 2001 to 51,715 as of December 31, 2003.

     The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the years ended December 31, 2003 and 2002.

                                                  CORE PORTFOLIO                               TOTAL PORTFOLIO
                                     -------------------------------------------  ----------------------------------------
                                                            INCREASE/                                  INCREASE/       %
(dollars in thousands)                 2003        2002     (DECREASE)  % CHANGE    2003       2002    (DECREASE)   CHANGE
                                     --------    --------   ----------  --------  --------   --------  ----------   ------
Community base rental income ......  $191,655    $185,766    $ 5,889       3.2%   $196,919   $194,640   $ 2,279       1.2%
Resort base rental income .........       256         154        102      66.2%     11,780      9,146     2,634      28.8%
Utility and other income ..........    18,764      18,458        306       7.5%     20,150     19,684       466       2.4%
                                     --------    --------    -------      ----    --------   --------   -------      ----
  Property operating revenues .....   210,675     204,378      6,297       3.1%    228,849    223,470     5,379       2.4%

Property operating and
 maintenance ......................    56,535      54,510      2,025       3.7%     64,996     62,843     2,153       3.4%
Real estate taxes .................    17,278      16,338        940       5.8%     18,917     17,827     1,090       6.1%
Property management ...............     8,629       8,498        131       1.5%      9,373      9,292        81       0.9%
                                     --------    --------    -------      ----    --------   --------   -------      ----
  Property operating expenses .....    82,442      79,346      3,096       4.5%     93,286     89,962     3,324       3.7%
                                     --------    --------    -------      ----    --------   --------   -------      ----
Income from property operations ...  $128,233    $125,032    $ 3,201       2.6%   $135,563   $133,508   $ 2,055       1.5%
                                     ========    ========    =======      ====    ========   ========   =======      ====

Site and Occupancy Information(1):

Average total sites ...............    41,570      41,578         (8)      0.0%     43,134     43,627      (493)     (1.1%)
Average occupied sites ............    37,893      38,594       (701)     (1.9%)    39,363     40,467    (1,104)     (2.7%)
Occupancy % .......................      91.2%       92.8%      (1.7%)    (1.7%)      91.3%      92.8%     (1.5%)    (1.5%)
Monthly base rent per site ........  $ 421.49    $ 401.11    $ 20.38       5.1%   $ 416.89   $ 400.82   $ 16.07       4.0%

Total sites
  As of December 31, ..............    41,580      41,590        (10)      0.0%     43,143     43,178       (35)     (0.0%)
Total occupied sites
  As of December 31, ..............    37,479      38,346       (867)     (2.3%)    38,946     39,736      (790)     (2.0%)

(1) Site and occupancy information excludes Resort sites and Properties owned through unconsolidated joint ventures as well as the sites of Properties acquired or sold during 2002 and 2003.


Property Operating Revenues

     The 3.2% increase in Community base rental income for the Core Portfolio reflects a 5.1% increase in monthly base rent per site coupled with a 1.9% decrease in average occupied sites. The increase in utility and other income for the Core Portfolio is due primarily to increases in utility income, which resulted from higher expenses for these items.

Property Operating Expenses

     The 3.7% increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in insurance and other expenses, utility expense, repair and maintenance expense, administrative expense and payroll expense. The 5.8% increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property operating revenues, increased by 1.5% due to increases in payroll costs and computer expenses.

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002 (CONTINUED)

Home Sales Operations

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2003 and 2002.


                                                        HOME SALES OPERATIONS
                                           ---------------------------------------------
                                                                   INCREASE/
(dollars in thousands)                       2003         2002     (DECREASE)   % CHANGE
                                           --------     --------   ----------   --------
  Gross revenues from new home sales...    $ 33,512     $ 30,618      2,894        9.5%
  Cost of new home sales ..............     (29,064)     (24,689)     4,375       17.7%
                                           --------     --------     ------     ------
  Gross profit from new home sales ....       4,448        5,929     (1,481)     (25.0%)

  Gross revenues from used home sales         3,094        2,919        175        6.0%
  Cost of used home sales .............      (2,703)      (2,494)       209        8.4%
                                           --------     --------     ------     ------
  Gross profit from used home sales ...         391          425        (34)      (8.0%)

  Brokered resale revenues, net .......       1,724        1,592        132        8.3%
  Home selling expenses ...............      (7,360)      (7,664)      (304)      (4.0%)
  Ancillary services revenues, net ....         216          522       (306)     (58.6%)
                                           --------     --------     ------     ------
  Income from home sales operations ...    $   (581)    $    804     (1,385)    (172.3%)
                                           ========     ========     ======     ======
HOME SALES VOLUMES:
    New home sales ....................         458          420         38        9.0%
    Used home sales ...................         189          182          7        3.8%
    Brokered home resales .............       1,102          986        116       11.8%

     New home sales gross profit reflects a 9.0% increase in sales volume coupled with a 6.1% decrease in the gross margin. The average selling price of new homes remained steady year over year. Used home sales gross profit reflects a decrease in gross margin on used home sales, partially offset by an increase in volume. Brokered resale revenues reflects increased resale volumes. The 4.0% decrease in home selling expenses primarily reflects reductions in advertising expenses.

Other Income and Expenses

     In October, 2003, we received approximately $501 million from the Recap. The cash received from the Recap was used to pay down our Line of Credit and pay off our Term Loan, with the remainder placed in short-term investments to be used for payment of a special distribution in January, 2004 and for future acquisitions. As a result, interest income increased reflecting additional interest earned on short-term investments with an average balance of $273 million. The increase in other corporate income reflects increased income from unconsolidated joint ventures. The decrease in general and administrative expense is due to decreased professional fees and public company costs, partially offset by increased payroll costs and banking expenses. Interest and related amortization increased due to the Recap and the payment of approximately $3 million to unwind the 2001 Swap, partially offset by decreased interest rates during the period. The weighted average outstanding debt balances for the years ended December 31, 2003 and 2002 were approximately $800 million and $731.8 million, respectively. The effective interest rate was 6.4% and 6.8% per annum for the years ended December 31, 2003 and 2002, respectively.

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

                                                     CORE PORTFOLIO                                 TOTAL PORTFOLIO
                                       ------------------------------------------   -----------------------------------------------
                                                              INCREASE/                                     INCREASE/           %
(dollars in thousands)                   2002        2001    (DECREASE)  % CHANGE     2002         2001     (DECREASE)      CHANGE
                                       --------    --------  ----------  --------   --------     --------   ----------      ------
Community base rental income ......    $186,889    $179,579     $7,310      4.1%    $194,640     $190,982     $ 3,658         1.9%

Resort base rental income .........         494         439         55     12.5%       9,146        5,748       3,398        59.1%
Utility and other income ..........      18,244      18,786       (542)    (2.9%)     19,684       20,381        (697)       (3.4%)
                                       --------    --------     ------     ----     --------     --------     -------        ----
  Property operating revenues .....     205,627     198,804      6,823      3.4%     223,470      217,111       6,359         2.9%

Property operating and
 maintenance ......................      54,240      53,024      1,216      2.3%      62,843       60,807       2,036         3.3%
Real estate taxes .................      16,443      15,271      1,172      7.7%      17,827       16,882         945         5.6%
Property management ...............       8,430       8,120        310      3.8%       9,292        8,984         308         3.4%
                                       --------    --------     ------     ----     --------     --------     -------        ----
  Property operating expenses .....      79,113      76,415      2,698      3.5%      89,962       86,673       3,289         3.8%
                                       --------    --------     ------     ----     --------     --------     -------        ----
Income from property operations ...    $126,514    $122,389     $4,125      3.4%    $133,508     $130,438     $ 3,070         2.4%
                                       ========    ========     ======     ====     ========     ========     =======        ====
Site and Occupancy Information(1):

Average total sites ...............      41,489      41,428         61      0.1%      44,552       46,243      (1,691)       (3.7%)
Average occupied sites ............      38,642      39,108       (466)    (1.2%)     41,435       43,576      (2,141)       (4.9%)
Occupancy % .......................        93.1%       94.4%      (1.3%)   (1.3%)       93.0%        94.2%       (1.2%)      (1.2%)
Monthly base rent per site ........    $ 403.04    $ 382.65     $20.39      5.3%    $ 397.80     $ 371.20     $ 26.61         7.1%

Total sites
  As of December 31, ..............      41,588      41,472        116      0.3%      43,906       45,743      (1,837)       (4.0%)
Total occupied sites
  As of December 31, ..............      38,399      38,991       (592)    (1.5%)     40,410       42,887      (2,477)       (5.8%)

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


                                                         HOME SALES OPERATIONS
                                           --------------------------------------------------
                                                                       INCREASE/
(dollars in thousands)                       2002           2001       (DECREASE)    % CHANGE
                                           --------     -----------    ----------    --------
                                                        (Pro forma)
  Gross revenues from new home sales .     $ 30,618       $ 32,608       (1,990)       (6.1%)
  Cost of new home sales .............      (24,689)       (25,925)       1,236         4.8%
                                           --------       --------       ------       -----
  Gross profit from new home sales ...        5,929          6,683         (754)      (11.3%)

  Gross revenues from used home sales         2,919          3,631         (712)      (19.6%)
  Cost of used home sales ............       (2,494)        (2,561)          67         2.6%
                                           --------       --------       ------       -----
  Gross profit from used home sales ..          425          1,070         (645)      (60.3%)

  Brokered resale revenues, net ......        1,592          1,723         (131)       (7.6%)
  Home selling expenses ..............       (7,664)        (8,240)         576        67.0%
  Ancillary services revenues, net ...          522          1,092         (570)      (52.2%)
                                           --------       --------       ------       -----
  Income from home sales operations ..     $    804       $  2,328       (1,524)      (65.5%)
                                           ========       ========       ======       =====

HOME SALES VOLUMES:
    New home sales ...................          420            485          (65)      (13.4%)
    Used home sales ..................          182            250          (68)      (27.2%)
    Brokered home resales ............          986          1,114         (128)      (11.5%)

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

     New home sales gross profit reflects a 13.4% decrease in sales volume coupled with a 1.1% decrease in the gross margin. The average selling price of new homes increased $6,000 or 8.7% compared to 2001. Used home sales gross profit reflects a decrease in both volume and gross margin on used home sales. Brokered resale revenues reflects decreased resale volumes. The 6.9% decrease in home selling expenses primarily reflects reductions in payroll and advertising expenses.


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

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of December 31, 2003, we had $325.7 million in cash and cash equivalents and $110.0 million available on our Line of Credit. We expect to meet our short-term liquidity requirements, including distributions, generally through our working capital, net cash provided by operating activities and availability under the Line of Credit. We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under our Line of Credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.


INFLATION

     Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide us with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize our risks of inflation.


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

     The following table presents a calculation of FFO for the years ended December 31, 2003, 2002 and 2001 (amounts in thousands):

                                                                2003            2002          2001
                                                              --------       --------       --------
COMPUTATION OF FUNDS FROM OPERATIONS:
  Net income available for Common Shares ...................  $ 27,014       $ 36,445       $ 32,083
  Income allocated to Common OP Units ......................     6,474          8,926          8,209
  Depreciation on real estate assets and other costs .......    38,034         35,552         34,228
  Depreciation expense included in discontinued operations..       135            484            605
  Gain on sale of Properties and other .....................   (10,826)       (13,014)        (8,168)
                                                              --------       --------       --------
    Funds from operations ..................................  $ 60,831       $ 68,393       $ 66,957
                                                              ========       ========       ========
  Weighted average Common Shares outstanding - diluted .....    28,002         27,632         27,010
                                                              ========       ========       ========

ACQUISITIONS AND DISPOSITIONS

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

                                                                            TOTAL        PURCHASE         DEBT
  DATE ACQUIRED                PROPERTY                   LOCATION          SITES         PRICE          ASSUMED
-----------------       -------------------         -------------------     -----        --------      -----------
                                                                                       ($ millions)    ($ millions)
March 12, 2002          Mt. Hood Village            Welches, OR               450        $  7.2           $ ---
July 10, 2002           Harbor View Village         New Port Richey, FL       471          15.5             8.1
July 31, 2002           Golden Sun                  Apache Junction, AZ       329           6.3             3.1
July 31, 2002           Countryside                 Apache Junction, AZ       560           7.5             ---
July 31, 2002           Holiday Village             Ormond Beach, FL          301          10.4             7.1
July 31, 2002           Breezy Hill                 Pompano Beach, FL         762          20.5            10.5
August 14, 2002         Highland Woods              Pompano Beach, FL         148           3.9             2.5
August 7, 2002          Tropic Winds                Harlingen, TX             531           4.9             ---
October 1, 2002         Silk Oak Lodge              Clearwater, FL            180           6.2             3.9
December 18, 2002       Hacienda Village            New Port Richey, FL       519          16.8            10.2
December 31, 2002       Glen Ellen                  Clearwater, FL            117           2.4             2.5
                                                                            -----        ------           -----
TOTALS                                                                      4,368        $101.6           $47.9
                                                                            =====        ======           =====

     During the year ended 2002, we effectively sold 17 Properties as part of a restructuring of the College Heights Joint Venture discussed hereinafter. In addition, we sold Camelot Acres, a 319 site Property in Burnsville, Minnesota, for approximately $14.2 million.

     During the year ended December 31, 2003, we sold the three Properties listed in the table below. Proceeds from the sales were used to repay amounts on the Company's Line of Credit. Also during the same period, we acquired a parcel of land adjacent to one of our Properties for approximately $97,000.

                                                                TOTAL       DISPOSITION       GAIN ON
  DATE SOLD            PROPERTY              LOCATION           SITES          PRICE            SALE
-------------     -----------------       --------------        -----       ------------    ------------
                                                                            ($ millions)    ($ millions)
June 6, 2003      Independence Hill       Morgantown, WV         203           $ 3.9            $ 2.8
June 6, 2003      Brook Gardens           Hamburg, NY            424            17.8              4.1
June 30, 2003     Pheasant Ridge          Mount Airy, MD         101             5.4              3.9
                                                                 ---           -----            -----
                                                                 728           $27.1            $10.8
                                                                 ===           =====            =====

     In December, 2003, we acquired three Resort Properties listed in the table below. The acquisitions were funded with monies held in short-term investments. The acquisitions included the assumption of liabilities of approximately $650,000. Also during 2003, we acquired a parcel of land adjacent to one of our Properties for approximately $97,000.

                                                             TOTAL        PURCHASE         DEBT
  DATE ACQUIRED           PROPERTY           LOCATION        SITES          PRICE         ASSUMED
-----------------       -----------        -----------       -----      ------------    ------------
                                                                        ($ millions)    ($ millions)
December 3, 2003        Toby's             Arcadia, FL        379           $4.3            $---
December 15, 2003       Araby Acres        Yuma, AZ           337            5.7             3.2
December 15, 2003       Foothill           Yuma, AZ           180            1.8             1.4

INVESTMENTS IN JOINT VENTURES

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


CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate costs. Recurring CapEx was approximately $11.9 million and $13.4 million for the years ended December 31, 2003 and 2002, respectively. Of these expenditures, the Company believes that approximately $8.0 million or $155 per site for 2003 and $7.6 million or $147 per site for 2002 are non-revenue producing improvements which are necessary in order to increase and/or maintain occupancy levels and maintain competitive market rents for new and renewing residents. Site development costs were approximately $9.0 million and $10.4 million for the years ended December 31, 2003 and 2002, respectively, and represent costs to develop expansion sites at certain of the Company's Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home.


EQUITY TRANSACTIONS

     In order to qualify as a REIT for federal income tax purposes, the Company must distribute 90% or more of its taxable income (excluding capital gains) to its stockholders. The following distributions have been declared and/or paid to common stockholders and minority interests since January 1, 2001.

DISTRIBUTION
 AMOUNT PER           FOR THE QUARTER          STOCKHOLDER
   SHARE                  ENDING               RECORD DATE             PAYMENT DATE
------------        ------------------      ------------------       ----------------
  $0.4450               March 31, 2001          March 30, 2001         April 13, 2001
  $0.4450                June 30, 2001           June 29, 2001          July 13, 2001
  $0.4450           September 30, 2001      September 28, 2001       October 12, 2001
  $0.4450            December 31, 2001       December 28, 2001       January 11, 2002
-------------------------------------------------------------------------------------
  $0.4750               March 31, 2002          March 29, 2002         April 12, 2002
  $0.4750                June 30, 2002           June 28, 2002          July 12, 2002
  $0.4750           September 30, 2002      September 27, 2002       October 11, 2002
  $0.4750            December 31, 2002       December 27, 2002       January 10, 2003
-------------------------------------------------------------------------------------
  $0.4950               March 31, 2003          March 28, 2003         April 11, 2003
  $0.4950                June 30, 2003           June 27, 2003          July 11, 2003
  $0.4950           September 30, 2003      September 26, 2003       October 10, 2003

     On December 12, 2003, we declared a one-time special distribution of $8.00 per share payable to stockholders of record on January 8, 2004. We used proceeds from the $501 million borrowing in October, 2003 to pay the special distribution on January 16, 2004. The special cash dividend will be reflected on stockholders' 2004 1099-DIV to be issued in January 2005.

     The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid annually on the last calendar day of each quarter beginning December 31, 1999. The Company expects to continue to make regular annual distributions and has set its 2004 distribution to common stockholders at $0.05 per share per annum.


MORTGAGES AND CREDIT FACILITIES

     On October 17, 2003, we closed 49 mortgage loans collateralized by 51 Properties (the "Recap") providing total proceeds of approximately $501 million at a weighted average interest rate of 5.84% and with a weighted average maturity of approximately 9 years. Approximately $170 million of the proceeds were used to repay amounts outstanding on the Company's Line of Credit and Term Loan. Approximately $225 million was used to pay a special dividend of $8.00 per share on January 16, 2004. The remaining funds are being held in short-term investments and will be used primarily for investments in 2004.

     We have an unsecured Line of Credit with a group of banks (the "Line of Credit") with a total facility of $110 million, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.65% that matures on August 9, 2006. We pay a quarterly fee on the average unused amount of the total facility equal to 0.15% of such amount. In October, 2003, all amounts outstanding on the Line of Credit were repaid with proceeds from the Recap. As of December 31, 2003, $110 million was available under the Line of Credit. The Line of Credit had a total facility of $150 million prior to amendment in December, 2003.

     We had a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at LIBOR plus 1.375%. In October, 2003, we paid off the Term Loan with proceeds from the Recap.

     On October 29, 2001, we entered into an interest rate swap agreement (the "2001 Swap"), effectively fixing LIBOR on $100 million of our floating rate debt at approximately 3.7% per annum for the period October 2001 through August 2004. The terms of the 2001 Swap required monthly settlements on the same dates interest payments were due on the debt. In accordance with SFAS No. 133, the 2001 Swap was reflected at market value. In October, 2003, we unwound the 2001 Swap at a cost of approximately $3 million, which is included in interest and related amortization in 2003 in the accompanying Consolidated Statements of Operations.

     On April 17, 2003, we entered into an agreement to refinance and increase the Bay Indies Mortgage from approximately $21.9 million to $45 million. Under the new agreement, the Bay Indies Mortgage bears interest at 5.69% per annum, amortizes over 25 years and matures April 17, 2013. The net proceeds were used to pay down the Company's Line of Credit in April, 2003. Also during the year ended December 31, 2003, mortgage notes payable on four other Properties were repaid totaling approximately $23.5 million using proceeds from borrowings on the Company's Line of Credit.

     During the year ended December 31, 2002, as part of the purchase of RSI, in a non-cash transaction, we assumed a $12.5 million note payable ("Conseco Financing Note"), collateralized by manufactured home inventory. The Conseco Financing Note was repaid at a discount during 2002 using proceeds from our Line of Credit. In addition, we repaid a maturing mortgage note in the amount of $1.1 million and $2.1 million of other unsecured notes payable using proceeds from our Line of Credit.

     During the year ended December 31, 2001, we repaid three maturing mortgages in the aggregate amount of $12.1 million using proceeds from our Line of Credit. In addition, we entered into a $50.0 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owned by MHC Stagecoach, L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures August 31, 2011. Proceeds from the financing were used to reduce borrowings on the Line of Credit by $37.9 million.

     Certain of our mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization ("EBITDA"), limitations on certain holdings and other restrictions.

     As of December 31, 2003, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands). We are not subject to capital lease obligations or unconditional purchase obligations as of December 31, 2003.


Contractual Obligations                     Total        2004      2005        2006         2007           2008      Thereafter
-----------------------                     -----        ----      ----        ----         ----           ----      ----------
Long Term Debt(1)...................     $1,076,279       ---     $6,478      $17,409     $265,113       $200,908      $586,371
Weighted average interest rates.....            6.4%      ---        7.8%         7.4%         7.0%           5.6%          6.6%

     (1) Balance excludes net premiums and discounts of $17.

     In addition, the Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2031 with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the years ended December 31, 2003, 2002 and 2001, ground lease rent was approximately $1.6 million per year. Minimum future rental payments under the ground leases are approximately $1.6 million for each of the next five years and approximately $26.3 million thereafter.

SUBSEQUENT EVENTS

     Since December 31, 2003, we invested in 30 Properties as listed in the table below. The combined investment in these 30 properties was approximately $137.6 million and was funded with monies held in short-term investments and additional debt. (amounts in millions, except for total sites)

                                                                                      PURCHASE                     NET
 CLOSING DATE          PROPERTY             LOCATION             TOTAL SITES            PRICE       DEBT         EQUITY
 ------------          --------             --------             -----------          --------     -----         ------
ACQUISITIONS:
January 15, 2004     O'Connell's(a)       Amboy, IL                   668              $ 6.6       $ 5.0          $1.6
January 30, 2004     Spring Gulch(b)      New Holland, PA             420                6.0         4.8           1.2
February 3, 2004     Paradise(c)          Mesa, AZ                    950               25.0        20.0           5.0
February 18, 2004    Twin Lakes(d)        Chocowinity, NC             400                5.2         3.8           1.4
February 19, 2004    Lakeside(e)          New Carlisle, IN             95                1.7         ---           1.7

February 5, 2004     Shangri La           Largo, FL                   160                (f)         4.5           (f)
February 5, 2004     Terra Ceia           Palmetto, FL                203                (f)         2.6           (f)
February 5, 2004     Southernaire         Mt. Dora, FL                134                (f)         2.1           (f)
February 5, 2004     Sixth Avenue         Zephryhills, FL             140                (f)         2.3           (f)
February 5, 2004     Suni Sands           Yuma, AZ                    336                (f)         3.2           (f)
February 5, 2004     Topic's              Spring Hill, FL             230                (f)         2.2           (f)
February 5, 2004     Coachwood Colony     Leesburg, FL                200                (f)         4.3           (f)
February 5, 2004     Waterway             Cedar Point, NC             336                (f)         6.3           (f)
February 5, 2004     Desert Paradise      Yuma, AZ                    260                (f)         1.5           (f)
February 5, 2004     Goose Creek          Newport, NC                 598                (f)        12.6           (f)

MEZZANINE INVESTMENTS(g):
February 3, 2004     Fiesta Grande I & II Casa Grande, AZ             767                ---         ---           3.7
February 3, 2004     Tropical Palms       North Ft. Myers, FL         297                ---         ---           1.9
February 3, 2004     Island Vista Estates North Ft. Myers, FL         617                ---         ---           4.6
February 3, 2004     Foothills West       Casa Grande, AZ             188                ---         ---           1.5
February 3, 2004     Capri                Yuma, AZ                    300                ---         ---           2.1
February 3, 2004     Casita Verde         Casa Grande, AZ             192                ---         ---           1.2
February 3, 2004     Rambler's Rest       Venice, FL                  647                ---         ---           6.2
February 3, 2004     Venture In           Show Low, AZ                389                ---         ---           2.4
February 3, 2004     Scenic               Asheville, NC               224                ---         ---           1.2
February 3, 2004     Clerbrook            Clermont, FL              1,255                ---         ---           3.9
February 3, 2004     Inlet Oaks           Murrells Inlet, SC          178                ---         ---           1.0

JOINT VENTURES(h):
December 18, 2003    Lake Myers           Mocksville, NC              425                ---         ---           0.4
January 21, 2004     Pine Haven           Ocean View, NJ              625                ---         ---           0.4
January 27, 2004     Twin Mills           Howe, IN                    501                ---         ---           0.2
February 10, 2004    Plymouth Rock        Elkhart Lake, WI            609                ---         ---           0.4

(a)  Property was purchased from O'Connell's Holding Corp. and O'Connell's, Inc.
(b)  Property was purchased from Spring Gulch, Inc.
(c)  Property was purchased from PRVR Limited Partnership.
(d) Property was purchased from Twin Lakes Land, LLC and Twin Lakes Camping Resort, LLC.
(e)  Property was purchased from Don-Bar Family Limited Partnership.
(f) The portfolio was acquired for a total purchase price of $62 million and $20.4 million of net equity. The transaction was funded partially through loans obtained on the individual properties as shown in the table.
(g) On February 3, 2004, the Company invested approximately $29.7 million in preferred equity in six entities controlled by Diversified Investments, Inc. ("Diversified"). In addition, the Company has invested approximately $1.4 million in the Diversified entities managing these properties.
(h) The Company invested approximately $1.4 million with Diversified in four separate entities, each controlling a Property.

     In addition, on February 17, 2004, we tendered payment of $69 million cash to acquire a 93% equity interest in entities that own and operate 28 vacation resort properties, containing 11,357 sites. Twenty of the properties are located in Florida, six in Texas, and two in California. The acquisition was funded with monies held in short-term investments and $50 million drawn from the Company's line of credit.

     Beginning in 1996, a series of partnerships were formed between "NHC" entities and "PAMI" entities. The PAMI entities have sued for specific performance in Chancery Court in Delaware seeking to acquire the NHC entities' interests. The NHC entities have filed a counter-suit, and have asked the judge to schedule a hearing to address the matter within thirty days. Under the terms and conditions of the partnership agreements, $69 million was paid to acquire the PAMI entities' interests. Principals of the NHC entities will continue to operate the properties and maintain an equity position in the new entity. The existing dispute is related to the PAMI entities' desire to liquidate their investments. While the possibility of additional litigation and its attendant risks remain, we believe that providing liquidity to the NHC entities to acquire the PAMI interests may assist in resolving the dispute.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Our earnings are affected by changes in interest rates, since a portion of our outstanding indebtedness is at variable rates based on LIBOR. Our Line of Credit ($110 million outstanding at December 31, 2003) bears interest at LIBOR plus 1.65%, per annum. If LIBOR increased/decreased by 1.0% during the year ended December 31, 2003, interest expense would have increased/decreased by approximately $1.3 million based on the average balance outstanding under the Company's Line of Credit during the period.

     On October 29, 2001, we entered into the 2001 Swap, effectively fixing the LIBOR rate on $100 million of our floating rate debt at approximately 3.7% per annum for the period October 2001 through August 2004. The terms of the 2001 Swap required monthly settlements on the same dates interest payments were due on the debt. In the fourth quarter of 2003, we unwound the 2001 Swap for a cost of approximately $3 million. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and its amendments, SFAS No. 137 and SFAS No. 138. In accordance with SFAS No. 133, the interest rate swap was reflected at market value. We believed the 2001 Swap was a perfectly effective cash flow hedge, under SFAS No. 133, and there would be no effect on net income as a result of the mark-to-market adjustment. Mark-to-market changes in the value of the 2001 Swap prior to its payoff were included in other comprehensive income.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Combined Financial Statements on page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company's internal control over financial reporting during the fourth quarter 2003.

                                    PART III

ITEMS 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required to be set forth herein pursuant to Item 401 and
Item 405 of Regulation S-K is contained under the captions "Election of Directors," "Election of Directors - Committees of the Board; Meetings" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2004 Annual Meeting of Shareholders to be held on May 4, 2004 (the "2004 Proxy Statement) and such information is incorporated herein by reference.

     In addition, the information that is included under the caption "Election of Directors - Corporate Governance" in the 2004 Proxy Statement regarding the Company's written Guidelines on Corporate Governance and the Company's Business Ethics and Conduct Policy is incorporated herein by reference.


ITEMS 11, 12, 13 AND 14.

     EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 11, Item 12, Item 13 and Item 14 will be contained in the 2004 Proxy Statement, and thus this Part has been omitted in accordance with General Instruction G(3) to Form 10-K.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

         10.29(d)    Form of Pledge Agreement between the Company and certain
                     members of management of the Company dated January 2, 1996
         10.30(e)    Second Amended and Restated MHC Operating Limited
                     Partnership Agreement of Limited Partnership, dated as of
                     March 15, 1996
         10.31(f)    Agreement of Limited Partnership of MHC Financing Limited
                     Partnership Two
         10.32(g)    $265,000,000 Mortgage Note dated December 12,1997
         10.33(g)    Second Amended and Restated Credit Agreement (Revolving
                     Facility) between the Company, MHC Operating Limited
                     Partnership, and certain lenders and agents, dated
                     April 28, 1998
         10.34(g)    First Amendment to Second Amended and Restated Credit
                     Agreement (Revolving Facility) between the Company, MHC
                     Operating Limited Partnership, and certain lenders and
                     agents, dated December 18, 1998
         10.35(h)    Second Amendment to Second Amended and Restated Credit
                     Agreement (Revolving Facility) between the Company, MHC
                     Operating Limited Partnership, and certain lenders and
                     agents, dated August 9, 2000
         10.36(g)    Amended and Restated Credit Agreement (Term Loan) between
                     the Company, MHC Operating Limited Partnership, and certain lenders and agent, dated April 28, 1998
         10.36(h)    First Amendment to Amended and Restated Credit Agreement
                     (Term Loan) between the Company, MHC Operating Limited
                     Partnership, and certain lenders and agent, dated
                     November 21, 2000
         10.36(g)    Letter Agreement between the Company and Bank of America
                     National Trust and Savings Association confirming the $100 million swap transaction, dated July 11, 1995
         10.39(h)    $110,000,000 Amended, Restated and Consolidated Promissory
                     Note dated June 28, 2000
         10.40(h)    $15,750,000 Promissory Note Secured by Leasehold Deed of
                     Trust dated July 13, 2000
         10.41(i)    Credit Agreement (Term Loan) between the Company, MHC
                     Operating Limited Partnership and certain lenders and
                     agents dated February 9, 2002.
         10.42(i)    Third Amendment to Second Amended and Restated Credit
                     Agreement (Revolving Facility) between the Company, MHC
                     Operating Limited Partnership, and certain lenders and
                     agents, dated February 9, 2002
         10.43(i)    $50,000,000 Promissory Note secured by Leasehold Deeds of
                     Trust (Stagecoach Mortgage) dated December 2, 2001.
         10.44(j)    Fourth Amendment to the Second Amended and Restated Credit
                     Agreement (Revolving Facility) between the Company, MHC
                     Operating Limited Partnership, and certain lenders and
                     agents, dated December 11, 2003.
         10.45(j)    Loan Agreement dated October 17, 2003 between MHC Sunrise
                     Heights, L.L.C., as Borrower, and Bank of America, N.A.,
                     as Lender.
         10.45.1(j)  Schedule identifying substantially identical agreements to
                     Exhibit No. 10.45.
         10.46(j)    Form of Loan Agreement dated October 17, 2003 between MHC
                     Countryside L.L.C., as Borrower, and Bank of America, N.A.,
                     as Lender.
         10.46.1(j)  Schedule identifying substantially identical agreements to
                     Exhibit No. 10.46.
         10.47(j)    Form of Loan Agreement dated October 17, 2003 between MHC
                     Creekside L.L.C., as Borrower, and Bank of America, N.A.,
                     as Lender.
         10.47.1(j)  Schedule identifying substantially identical agreements to
                     Exhibit No. 10.47.
         10.48(j)    Form of Loan Agreement dated October 17, 2003 between MHC
                     Golf Vista Estates L.L.C., as Borrowers, and Bank of
                     America, N.A., as Lender.
         10.48.1(j)  Schedule identifying substantially identical agreements to
                     Exhibit No. 10.48.
         11          Not applicable
         12(j)       Computation of Ratio of Earnings to Fixed Charges
         13          Not applicable
         14          Not applicable
         15          Not applicable
         16          Not applicable
         17          Not applicable
         18          Not applicable
         21(j)       Subsidiaries of the registrant
         22          Not applicable
         23(j)       Consent of Independent Auditors
         24.1(j)     Power of Attorney for Joseph B. McAdams dated March 2, 2004
         24.2(j)     Power of Attorney for Howard Walker dated March 2, 2004
         24.3(j)     Power of Attorney for Thomas E. Dobrowski dated March 1,
                     2004
         24.4(j)     Power of Attorney for Gary Waterman dated March 2, 2004
         24.5(j)     Power of Attorney for Donald S. Chisholm dated March 2,
                     2004
         24.6(j)     Power of Attorney for David A. Helfand dated March 2, 2004

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

          31.1(j)     Certification of Chief Financial Officer Pursuant To
                      Section 302 of the Sarbanes-Oxley Act Of 2002
          31.2(j)     Certification of Chief Executive Officer Pursuant To
                      Section 302 of the Sarbanes-Oxley Act Of 2002
          32.1(j) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
          32.2(j) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

         (a) Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-55994, and incorporated herein by reference.
         (b) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 1993, and incorporated herein by reference.
         (c) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 1994, and incorporated herein by reference.
         (d) Included as an exhibit to the Company's Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.
         (e) Included as an exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.
         (f) Included as an exhibit to the Company's Report on Form 10-K dated
             December 31, 1997, and incorporated herein by reference.
         (g) Included as an exhibit to the Company's Form S-3 Registration
             Statement, File No. 333-90813, and incorporated herein by
             reference.
         (h) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 2000, and incorporated herein by reference.
         (i) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 2002, and incorporated herein by reference.
         (j) Filed herewith.


     (b) Reports on Form 8-K:

           Form 8-K dated and filed October 21, 2003, relating to Item 7 -
            "Financial Statements and Exhibits" and Item 12 - "Disclosure of Results of Operations and Financial Condition" regarding release of 3rd Quarter 2003 results of operations and financial condition.

           Form 8-K dated and filed December 12, 2003, relating to Item 5 -
            "Other Events and Regulation FD Disclosure" regarding declaration of a special dividend.

           Form 8-K dated and filed December 16, 2003, relating to Item 5 -
            "Other Events and Regulation FD Disclosure" regarding the tax treatment of special dividend.


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



                                       MANUFACTURED HOME COMMUNITIES, INC.,
                                       a Maryland corporation




Date: March 10, 2004                   By: /s/ Thomas P. Heneghan
     --------------------                 --------------------------------------
                                           Thomas P. Heneghan
                                           President and Chief Executive Officer
                                            (Principal Executive Officer)


Date: March 10, 2004                   By: /s/ Michael B. Berman
     --------------------                 --------------------------------------
                                           Michael B. Berman
                                           Vice President, Treasurer
                                            and Chief Financial Officer
                                           (Principal Financial Officer
                                            and Principal Accounting Officer)

MANUFACTURED HOME COMMUNITIES, INC. - SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                                           Title                                   Date
/s/ Thomas P. Heneghan                          President and Chief Executive Officer
------------------------------
     Thomas P. Heneghan                                  *Attorney-in-Fact                         March 10, 2004
                                                                                               -----------------------


                                                      Vice President, Treasurer
/s/ Michael B. Berman                                and Chief Financial Officer
------------------------------
      Michael B. Berman                                   *Attorney-in-Fact                        March 10, 2004
                                                                                               -----------------------


/s/ Samuel Zell                                         Chairman of the Board
------------------------------
        Samuel Zell                                                                                March 10, 2004
                                                                                               -----------------------


/s/ Sheli Z. Rosenberg                                         Director
------------------------------
      Sheli Z. Rosenberg                                                                           March 10, 2004
                                                                                               -----------------------


*David A. Helfand                                              Director
------------------------------
      David A. Helfand                                                                             March 10, 2004
                                                                                               -----------------------


*Donald S. Chisholm                                            Director
------------------------------
      Donald S. Chisholm                                                                           March 10, 2004
                                                                                               -----------------------


*Thomas E. Dobrowski                                           Director
------------------------------
     Thomas E. Dobrowski                                                                          March 10, 2004
                                                                                               -----------------------


*Howard Walker                                                 Director
------------------------------
       Howard Walker                                                                                March 10, 2004
                                                                                               -----------------------


*Joseph B. McAdams                                             Director
------------------------------
      Joseph B. McAdams                                                                            March 10, 2004
                                                                                               -----------------------


*Gary Waterman                                                 Director
------------------------------
       Gary Waterman                                                                                March 10, 2004
                                                                                               -----------------------

                          INDEX TO FINANCIAL STATEMENTS


MANUFACTURED HOME COMMUNITIES, INC.

                                                                                                                       PAGE
                                                                                                                       ----
Report of Independent Auditors  ...............................................................................            F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002...................................................            F-3

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.....................    F-4 and F-5

Consolidated Statements of Other Comprehensive Income for the years ended December 31, 2003, 2002, and 2001....            F-5

Consolidated Statements of Changes in Stockholders' Equity for the years ended
    December 31, 2003, 2002 and 2001...........................................................................            F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.....................            F-7

Notes to Consolidated Financial Statements.....................................................................            F-8

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

                         Report of Independent Auditors



To the Board of Directors of
Manufactured Home Communities, Inc.


     We have audited the accompanying consolidated balance sheets of Manufactured Home Communities, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, other comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the related financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the management of Manufactured Home Communities, Inc. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Manufactured Home Communities, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, in 2003 Manufactured Home Communities, Inc. changed its method of accounting for stock-based employee compensation. In addition, in 2002 Manufactured Home Communities, Inc. changed its method of accounting for discontinued operations.




                                                  ERNST & YOUNG LLP

Chicago, Illinois
January 27, 2004, except for Note 18
     as to which the date is February 19, 2004 and
     Note 17 as to which the date is February 24, 2004

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002
                    (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)


                                                                       DECEMBER 31,     DECEMBER 31,
                                                                           2003             2002
                                                                       ------------     ------------
ASSETS
Investment in real estate:
  Land .............................................................   $  282,803       $  284,219
  Land improvements ................................................      911,176          893,839
  Buildings and other depreciable property .........................      121,117          117,949
                                                                       ----------       ----------
.....................................................................    1,315,096        1,296,007
  Accumulated depreciation .........................................     (272,497)        (238,098)
                                                                       ----------       ----------
    Net investment in real estate ..................................    1,042,599        1,057,909
Cash and cash equivalents ..........................................      325,740            7,270
Notes receivable ...................................................       11,551           10,044
Investment in joint ventures .......................................       18,828           19,634
Rents receivable, net ..............................................        2,385            1,735
Deferred financing costs, net ......................................       14,164            5,030
Inventory ..........................................................       31,604           33,638
Prepaid expenses and other assets ..................................       27,044           27,590
                                                                       ----------       ----------
  Total assets .....................................................   $1,473,915       $1,162,850
                                                                       ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Mortgage notes payable ...........................................   $1,076,183       $  575,370
  Unsecured term loan ..............................................           --          100,000
  Unsecured line of credit .........................................           --           84,750
  Other notes payable ..............................................          113              113
  Accounts payable and accrued expenses ............................       27,815           31,010
  Accrued interest payable .........................................        5,978            6,415
  Rents received in advance and security deposits ..................        6,616            5,966
  Distributions payable ............................................      224,696           13,106
                                                                       ----------       ----------
    Total liabilities ..............................................    1,341,401          816,730

Commitments and contingencies

Minority interest - Common OP Units and other ......................        1,716           43,501
Minority interest - Perpetual Preferred OP Units ...................      125,000          125,000

Stockholders' equity:
  Preferred stock, $.01 par value
    10,000,000 shares authorized; none issued ......................          ---              ---
  Common stock, $.01 par value
    50,000,000 shares authorized; 22,563,348 and 22,093,240
    shares issued and outstanding for 2003 and 2002, respectively...          222              218
  Paid-in capital ..................................................      263,066          256,394
  Deferred compensation ............................................         (494)          (3,069)
  Employee notes ...................................................           --           (2,713)
  Distributions in excess of accumulated earnings ..................     (256,996)         (68,713)
  Accumulated other comprehensive (loss) income ....................           --           (4,498)
                                                                       ----------       ----------
    Total stockholders' equity .....................................        5,798          177,619
                                                                       ----------       ----------
  Total liabilities and stockholders' equity .......................   $1,473,915       $1,162,850
                                                                       ==========       ==========

    The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            2003            2002           2001
                                                          ---------       --------       --------
PROPERTY OPERATIONS:
  Community base rental income .....................      $ 196,919       $194,640       $190,982
  Resort base rental income ........................         11,780          9,146          5,748
  Utility and other income .........................         20,150         19,684         20,381
                                                          ---------       --------       --------
    Property operating revenues ....................        228,849        223,470        217,111

  Property operating and maintenance ...............         64,996         62,843         60,807
  Real estate taxes ................................         18,917         17,827         16,882
  Property management ..............................          9,373          9,292          8,984
                                                          ---------       --------       --------
  Property operating expenses ......................         93,286         89,962         86,673
                                                          ---------       --------       --------
    Income from property operations ................        135,563        133,508        130,438

HOME SALES OPERATIONS:
  Gross revenues from inventory home sales .........         36,606         33,537            ---
  Cost of inventory home sales .....................        (31,767)       (27,183)           ---
                                                          ---------       --------       --------
    Gross profit from inventory home sales .........          4,839          6,354            ---
  Brokered resale revenues, net ....................          1,724          1,592            ---
  Home selling expenses ............................         (7,360)        (7,664)           ---
  Ancillary services revenues, net .................            216            522            ---
                                                          ---------       --------       --------
    Income (loss) from home sales operations .......           (581)           804            ---

OTHER INCOME AND EXPENSES:
  Interest income ..................................          1,695            967            639
  Equity in income of affiliates ...................            ---            ---          1,811
  Equity in income of unconsolidated joint ventures           2,065          1,277          1,353
  General and administrative .......................         (8,060)        (8,192)        (6,687)
  Interest and related amortization ................        (58,402)       (50,729)       (51,305)
  Depreciation on corporate assets .................         (1,240)        (1,277)        (1,243)
  Depreciation on real estate assets and other costs        (38,034)       (35,552)       (34,228)
  Gain on sale of properties and other .............            ---            ---          8,168
                                                          ---------       --------       --------
    Total other income and expenses ................       (101,976)       (93,506)       (81,492)

MINORITY INTERESTS:
  (Income) allocated to Common OP Units ............         (4,330)        (5,848)        (7,688)
  (Income) allocated to Perpetual Preferred OP Units        (11,252)       (11,252)       (11,252)
                                                          ---------       --------       --------
    Income from continuing operations ..............         17,424         23,706         30,006

DISCONTINUED OPERATIONS:
  Discontinued operations ..........................          1,043          3,287          3,203
  Depreciation on discontinued operations ..........           (135)          (484)          (605)
  Gain on sale of properties and other .............         10,826         13,014            ---
  Minority interests on discontinued operations ....         (2,144)        (3,078)          (521)
                                                          ---------       --------       --------
    Income from discontinued operations ............          9,590         12,739          2,077
                                                          ---------       --------       --------
      NET INCOME AVAILABLE FOR COMMON SHARES .......      $  27,014       $ 36,445       $ 32,083
                                                          =========       ========       ========

    The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  2003            2002             2001
                                                                -------          -------         -------
EARNINGS PER COMMON SHARE - BASIC:
  Income from continuing operations ......................      $   .79          $  1.10         $  1.43
                                                                =======          =======         =======
  Income from discontinued operations ....................      $   .43          $   .59         $   .10
                                                                =======          =======         =======
  Net income available for Common Shares .................      $  1.22          $  1.69         $  1.53
                                                                =======          =======         =======
EARNINGS PER COMMON SHARE - FULLY DILUTED:
  Income from continuing operations ......................      $   .78          $  1.07         $  1.40
                                                                =======          =======         =======
  Income from discontinued operations ....................      $   .42          $   .57         $   .09
                                                                =======          =======         =======
  Net income available for Common Shares .................      $  1.20          $  1.64         $  1.49
                                                                =======          =======         =======
  Distributions declared per Common Shares outstanding ...      $ 9.485          $  1.90         $  1.78
                                                                =======          =======         =======
Tax status of Common Shares distributions paid during the
 year:
  Ordinary income ........................................      $   .68          $  1.50         $  1.31
                                                                =======          =======         =======
  Long-term capital gain .................................      $   .57             $---            $---
                                                                =======          =======         =======
  Unrecaptured section 1250 gain .........................      $   .16             $---            $---
                                                                =======          =======         =======
  Return of capital ......................................      $   .55          $  0.37         $  0.44
                                                                =======          =======         =======
Weighted average Common Shares outstanding - basic .......       22,077           21,617          21,036
                                                                =======          =======         =======
Weighted average Common Shares outstanding - fully diluted       28,002           27,632          27,010
                                                                =======          =======         =======

                       MANUFACTURED HOME COMMUNITIES, INC.
              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                                    2003         2002          2001
                                                                  -------      --------       -------
Net income available for Common Shares .....................      $27,014      $ 36,445       $32,083
  Net unrealized holding gains (losses) on derivative
   instruments .............................................        4,498        (4,987)          489
                                                                  -------      --------       -------
  Net other comprehensive income available for Common Shares      $31,512      $ 31,458       $32,572
                                                                  =======      ========       =======

    The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                                             2003            2002            2001
                                                                          ---------       ---------       ---------
PREFERRED STOCK, $.01 PAR VALUE ....................................      $     ---       $     ---       $     ---
                                                                          =========       =========       =========
COMMON STOCK, $.01 PAR VALUE
Balance, beginning of year .........................................      $     218       $     215       $     210
  Issuance of Common Stock through restricted stock grants .........            ---               1               1
  Exercise of options ..............................................              4               2               4
                                                                          ---------       ---------       ---------
Balance, end of year ...............................................      $     222       $     218       $     215
                                                                          =========       =========       =========

PAID - IN CAPITAL
Balance, beginning of year .........................................      $ 256,394       $ 245,827       $ 235,681
  Issuance of Common Stock for employee notes ......................            ---             ---             ---
  Conversion of OP Units to Common Stock ...........................            343             227             599
  Issuance of Common Stock through exercise of options .............          6,323           5,782           7,743
  Issuance of Common Stock through restricted stock grants .........            ---           2,709           1,627
  Issuance of Common Stock through employee stock purchase plan ....          3,254           2,512           2,365
  Compensation expense related to stock options and restricted stock            611             ---             ---
  Transition adjustment - FAS 123 ..................................         (1,047)            ---             ---
  Adjustment for Common OP Unitholders
   in the Operating Partnership ....................................         (2,812)           (663)         (2,188)
                                                                          ---------       ---------       ---------
Balance, end of year ...............................................      $ 263,066       $ 256,394       $ 245,827
                                                                          =========       =========       =========
DEFERRED COMPENSATION
Balance, beginning of year .........................................      $  (3,069)      $  (4,062)      $  (5,969)
  Issuance of Common Stock through restricted stock grants .........            ---          (2,709)         (1,628)
  Transition adjustment - FAS 123 ..................................          1,047              --              --
  Recognition of deferred compensation expense .....................          1,528           3,702           3,535
                                                                          ---------       ---------       ---------
Balance, end of year ...............................................      $    (494)      $  (3,069)      $  (4,062)
                                                                          =========       =========       =========
EMPLOYEE NOTES
Balance, beginning of year .........................................      $  (2,713)      $  (3,841)      $  (4,205)
  Principal payments ...............................................          2,713           1,128             364
                                                                          ---------       ---------       ---------
Balance, end of year ...............................................      $      --       $  (2,713)      $  (3,841)
                                                                          =========       =========       =========

DISTRIBUTIONS IN EXCESS OF ACCUMULATED COMPREHENSIVE EARNINGS
Balance, beginning of year .........................................      $ (73,211)      $ (62,989)      $ (57,622)
  Net income .......................................................         27,014          36,445          32,083
  Other comprehensive income:
    Unrealized holding (losses) gains on derivative instruments ....          4,498          (4,987)            489
                                                                          ---------       ---------       ---------
      Comprehensive income .........................................         31,512          31,458          32,572
                                                                          ---------       ---------       ---------
  Distributions ....................................................       (215,296)        (41,680)        (37,939)
                                                                          ---------       ---------       ---------
Balance, end of year ...............................................      $(256,995)      $ (73,211)      $ (62,989)
                                                                          =========       =========       =========

     The accompanying notes are an integral part of the financial statements

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                                                      2003           2002           2001
                                                                                   ---------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ................................................................      $  27,014       $ 36,445       $ 32,083
  Adjustments to reconcile net income to cash provided by operating activities:
    Income allocated to minority interests ..................................         17,726         20,178         19,461
       Gain on sale of Properties and other .................................        (10,826)       (13,014)        (8,168)
       Depreciation expense .................................................         39,403         37,094         36,076
       Amortization expense .................................................          5,031            963          1,108
       Equity in income of affiliates and joint ventures ....................         (1,998)        (1,158)        (2,782)
       Amortization of deferred compensation and other ......................          2,139          3,930          3,535
       Increase in provision for uncollectable rents receivable .............            126            941            427
    Changes in assets and liabilities:
       Increase in rents receivable .........................................           (774)        (1,186)          (953)
       Decrease in inventory ................................................          1,846          1,887            ---
       (Increase) decrease in prepaid expenses and other assets .............         (1,439)        (7,610)         1,330
       Increase (decrease) in accounts payable and accrued expenses .........         (3,055)         1,471         (1,358)
       Increase (decrease) in rents received in advance and security deposits            (30)           235            (51)
                                                                                   ---------       --------       --------
    Net cash provided by operating activities ...............................         75,163         80,176         80,708
                                                                                   ---------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of rental properties ..........................................         (6,836)       (56,531)       (17,770)
  Proceeds from dispositions of assets ......................................         27,170         14,171         24,209
  Distributions from (investment in) joint ventures .........................          1,535         (7,149)         1,697
  Proceeds from restructuring of College Heights joint venture, net .........            ---          4,647            ---
  Contributions to and distributions from Affiliates, net ...................            ---            ---        (11,493)
  Purchase of RSI ...........................................................            ---           (675)           ---
  Cash received in acquisition of RSI .......................................            ---            839            ---
  Collections (funding) of notes receivable .................................         (1,507)        (3,784)         3,478
  Improvements:
    Improvements-corporate ..................................................            (72)          (681)          (840)
    Improvements-rental properties ..........................................        (11,912)       (13,377)       (12,689)
    Site development costs ..................................................         (8,976)       (10,433)        (9,659)
                                                                                   ---------       --------       --------
  Net cash (used in) investing activities ...................................           (598)       (72,973)       (23,067)
                                                                                   ---------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from stock options and employee stock purchase plan ..........          9,581          8,296         10,112
  Distributions to Common Stockholders, Common OP Unitholders
   and Perpetual Preferred OP Unitholders ...................................        (65,687)       (58,314)       (58,111)
  Repurchase of Common Stock and OP Units ...................................            ---            ---            (41)
  Collection of principal payments on employee notes ........................          2,713          1,128            364
  Line of credit:
    Proceeds ................................................................         53,000         82,000         46,000
    Repayments ..............................................................       (137,750)       (13,500)       (89,650)
  Repayment of term loan ....................................................       (100,000)           ---            ---
  Refinancing - net proceeds (repayments) ...................................        501,057        (16,096)        37,870
  Principal payments ........................................................         (4,844)        (4,217)        (5,047)
  Debt issuance costs .......................................................        (14,165)          (584)          (631)
                                                                                   ---------       --------       --------
  Net cash provided by (used in) financing activities .......................        243,905         (1,287)       (59,134)
                                                                                   ---------       --------       --------

Net increase (decrease) in cash and cash equivalents ........................        318,470          5,916         (1,493)
Cash and cash equivalents, beginning of year ................................          7,270          1,354          2,847
                                                                                   ---------       --------       --------
Cash and cash equivalents, end of year ......................................      $ 325,740       $  7,270       $  1,354
                                                                                   =========       ========       ========

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest ......................................      $  52,396       $ 46,097       $ 52,947
                                                                                   =========       ========       ========

     The accompanying notes are an integral part of the financial statements

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

     Manufactured Home Communities, Inc., together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries ("Subsidiaries"), are referred to herein as the "Company", "MHC", "we", "us", and "our". We believe that we have qualified for taxation as a real estate investment trust ("REIT") for federal income tax purposes since our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control and we cannot provide any assurance that the Internal Revenue Service ("IRS") will agree with our analysis. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income excluding capital gains. The fact that we hold our assets through MHC Operating Limited Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

     If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income.

     We are a fully integrated company that owns and operates manufactured home communities ("Communities") and park model communities ("Resorts"). The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Communities since 1969. As of December 31, 2003, we owned or had an ownership interest in a portfolio of 142 Communities and Resorts (the "Properties") located throughout the United States containing 51,715 residential sites.

     The operations of the Company are conducted primarily through the Operating Partnership. The Company contributed the proceeds from its initial public offering to the Operating Partnership for a general partnership interest. The financial results of the Operating Partnership and the Subsidiaries are consolidated in the Company's consolidated financial statements. In addition, since certain activities, if performed by the Company, may not have been qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), the Company has formed certain taxable REIT subsidiaries, as defined in the Code, to engage in such activities. Realty Systems, Inc. ("RSI") is a wholly owned subsidiary of the Company that, doing business as Carefree Sales, is engaged in the business of purchasing, selling and leasing manufactured homes that are located or will be located in Properties owned and managed by the Company. Carefree Sales also provides brokerage services to residents at such Properties. Typically, residents move from a Community but do not relocate their homes. Carefree Sales may provide brokerage services, in competition with other local brokers, by seeking buyers for the homes. Carefree Sales also leases homes to prospective residents with the expectation that the tenant eventually will purchase the home. Subsidiaries of RSI lease from the Operating Partnership certain real property within or adjacent to certain of the Properties consisting of golf courses, pro shops, stores and restaurants.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION (CONTINUED)

     The limited partners of the Operating Partnership (the "Common OP Unitholders") receive an allocation of net income which is based on their respective ownership percentage of the Operating Partnership which is shown on the Consolidated Financial Statements as Minority Interests - Common OP Units. As of December 31, 2003, the Minority Interests - Common OP Units represented 5,312,387 units of limited partnership interest ("OP Units") which are convertible into an equivalent number of shares of the Company's common stock. The issuance of additional shares of common stock or common OP Units changes the respective ownership of the Operating Partnership for both the Minority Interests and the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of Consolidation

          The Company consolidates its majority owned subsidiaries in which it has the ability to control the operations of the subsidiaries. The Company does not consolidate entities with respect to which it does not have sole control over the major decisions. All inter-company transactions have been eliminated in consolidation. The Company's acquisitions were all accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations" for those transactions initiated before June 30, 2001 and in accordance with Statement of Financial Accounting Standards No. 141 ("SFAS No. 141") "Business Combinations" for those transactions completed after June 30, 2001.

          In accordance with SFAS 141, the Company allocates the purchase price of real estate to land, land improvements, building and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to land improvements, building and other intangible assets over their estimated useful lives, which generally range from three to thirty years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term, which includes an estimated probability of lease renewal.

          In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of this Interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in the company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the VIE's expected losses or receives a majority of the entity's expected residual returns if they occur, or both.

          The provisions of FIN 46 apply to the Company upon initial involvement with the respective entity for transactions created after January 31, 2003. The adoption of FIN 46 in 2003 had no effect on the Company in 2003. The provisions of FIN 46 and related revised interpretations apply no later than the end of the first interim reporting period ending March 15, 2004 (March 31, 2004) for entities created before February 1, 2003. The Company is currently evaluating and assessing the impact of FIN 46 and the related revised interpretations on entities created before February 1, 2003.

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

                   NUMBER OF                   PERCENT OF       PERCENT OF TOTAL PROPERTY
MAJOR MARKET      PROPERTIES     TOTAL SITES   TOTAL SITES         OPERATING REVENUES
------------      ----------     -----------   -----------      -------------------------
Florida               52           23,366          45.3%                  40.8%
California            25            6,229          12.0%                  20.1%
Arizona               21            5,930          11.5%                   8.5%
Colorado              10            3,452           6.7%                   8.2%
Delaware               7            2,238           4.3%                   4.1%
Other                 27           10,500          20.2%                  18.3%
----------           ---           ------         -----                  -----
Total                142           51,715         100.0%                 100.0%
==========           ===           ======         =====                  =====

          Our largest Property, Bay Indies, located in Venice, Florida, accounted for approximately 3.0% of our total property operating revenues for the year ended December 31, 2003. The operation of manufactured home communities segment comprised approximately 97%, 97.8% and 97.2% of total property operating revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The operation of manufactured home communities segment comprised approximately 93.5% and 92.2% of total assets at December 31, 2003 and 2002, respectively. The distribution of the Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of properties outside such markets.

     (d)  Inventory

          Inventory consists of new and used manufactured homes, is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the manufactured home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Resale revenues are stated net of commissions paid to employees of $893,000 for the year ended December 31, 2003.

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

          In addition, the FASB is currently reviewing the methods of depreciation and cost capitalization for all industries and in June 2001 issued FASB Exposure Draft, "Accounting in Interim and Annual Financial Statements for Certain Costs and Activities Related to Property, Plant and Equipment", the implementation of which, if issued, could also have a material effect on the Company's results of operations. Total depreciation expense was $39.4 million, $37.3 million and $36.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (e)  Real Estate (continued)

          We evaluate our Properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a Property over the anticipated holding period is less than its carrying value. Upon determination that a permanent impairment has occurred, the applicable Property is reduced to fair value. For the year ended December 31, 2003, permanent impairment conditions did not exist at any of our Properties. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time the Company has a commitment to sell the property and/or is actively marketing the property for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 during 2002 and we have shown separately as discontinued operations in all periods presented the results of operations for all assets sold during 2003 and 2002 or assets classified as real estate held for disposition as of December 31, 2003 and 2002. The gain on sale of discontinued operations for 2003 and 2002 is included in the gain on sale of properties and other.

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

     (g)  Notes Receivable

          Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized discounts or premiums net of a valuation allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases we finance the sale of homes to our residents (referred to as "Chattel Loans") which loans are secured by the homes. The valuation allowance for the Chattel Loans is calculated based a comparison of the outstanding principal balance of each note compared to the N.A.D.A. value and the current market value of the underlying manufactured home collateral.

     (h)  Investments in Joint Ventures

          Investments in unconsolidated joint ventures are accounted for using the equity method of accounting because we do not have control over the activities of the investees. Our net equity investment is reflected on the consolidated balance sheets, and the consolidated statements of operations include our share of net income or loss from the unconsolidated joint ventures. Any difference between the carrying amount of these investments on our consolidated balance sheet and the historical cost of the underlying equity is depreciated as an adjustment to income from unconsolidated joint ventures generally over 30 years.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (i)  Fair Value of Financial Instruments

          The Company's financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, mortgage notes payable and interest rate hedge arrangements. The fair values of all financial instruments, including notes receivable, were not materially different from their carrying values at December 31, 2003 and 2002.

     (j)  Deferred Financing Costs

          Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the Line of Credit, unamortized deferred financing fees are accounted for in accordance with EITF No. 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements." Accumulated amortization for such costs was $2.7 million and $2.4 million at December 31, 2003 and 2002, respectively.

     (k)  Revenue Recognition

          Rental income attributable to leases is recorded when earned from tenants. We will reserve for receivables when we believe the ultimate collection is less than probable. Our provision for uncollectable rents receivable was $827,000 as of December 31, 2003 and $700,000 as of December 31, 2002. Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.

     (l)  Minority Interests

          Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. An ownership percentage is represented by dividing the number of Common OP Units held by the Common OP Unitholders (5,312,387 and 5,359,927 at December 31, 2003 and 2002, respectively) by OP Units and shares of Common Stock outstanding. Issuance of additional shares of Common Stock or Common OP Units changes the percentage ownership of both the Minority Interests and the Company. Due in part to the exchange rights (which provide for the conversion of Common OP Units into shares of Common Stock on a one-for-one basis), such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between stockholders' equity and Minority Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

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

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (m)  Income Taxes

          Due to the structure of the Company as a REIT, the results of operations contain no provision for Federal income taxes. However, the Company may be subject to certain state and local income, excise or franchise taxes. We paid state and local taxes of approximately $56,000, $20,000 and $50,000 during the years ended December 31, 2003, 2002 and 2001, respectively. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. As of December 31, 2003, net investment in real estate and notes receivable had a Federal tax basis of approximately $743.3 million and $27.6 million, respectively.

     (n)  Derivative Instruments and Hedging Activities

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

     (o)  Reclassifications

          Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 financial presentation. Such reclassifications have no effect on the operations or equity as originally presented.

     (p)  Stock Compensation

          Prior to January 1, 2003, we accounted for our stock compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees", based upon the intrinsic value method. This method results in no compensation expense for options issued with an exercise price equal to or exceeding the market value of the Common Stock on the date of grant. Effective January 1, 2003, we elected to account for our stock compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", which resulted in compensation expense being recorded based on the fair value of the stock options and other equity awards issued (see Note 14).

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

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - EARNINGS PER COMMON SHARE (CONTINUED)

     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2003, 2002, and 2001 (amounts in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                2003        2002         2001
                                                               -------     -------     -------
NUMERATORS:
  INCOME FROM CONTINUING OPERATIONS:
    Income from continuing operations - basic ...........      $17,424     $23,706     $30,006
    Amounts allocated to dilutive securities ............        4,330       5,848       7,688
                                                               -------     -------     -------
    Income from continuing operations - fully diluted ...      $21,754     $29,554     $37,694
                                                               =======     =======     =======

  INCOME FROM DISCONTINUED OPERATIONS:
    Income from discontinued operations - basic .........      $ 9,590     $12,739     $ 2,077
    Amounts allocated to dilutive securities ............        2,144       3,078         521
                                                               -------     -------     -------
    Income from discontinued operations - fully diluted..      $11,734     $15,817     $ 2,598
                                                               =======     =======     =======
  NET INCOME AVAILABLE FOR COMMON SHARES:
    Net income available for Common Shares - basic ......      $27,014     $36,445     $32,083
    Amounts allocated to dilutive securities ............        6,474       8,926       8,209
                                                               -------     -------     -------
    Net income available for Common Shares - fully
     diluted ............................................      $33,488     $45,371     $40,292
                                                               =======     =======     =======
DENOMINATOR:
  Weighted average Common Shares outstanding - basic ....       22,077      21,617      21,036
  Effect of dilutive securities:
  Redemption of Common OP Units for Common Shares .......        5,342       5,403       5,466
  Employee stock options and restricted shares ..........          583         612         508
                                                               -------     -------     -------
  Weighted average Common Shares outstanding - fully
   diluted ..............................................       28,002      27,632      27,010
                                                               =======     =======     =======

NOTE 4 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS

     The following table presents the changes in the Company's outstanding Common Stock for the years ended December 31, 2003, 2002 and 2001 (excluding OP Units of 5,312,387, 5,359,927 and 5,426,374 outstanding at December 31, 2003,
2002 and 2001, respectively):

                                                                   2003            2002            2001
                                                                ----------      ----------      ----------
Shares outstanding at January 1, .........................      22,093,240      21,562,343      21,064,785
  Common Stock issued through conversion of OP Units .....          47,540          66,447          87,956
  Common Stock issued through exercise of options ........         302,526         282,959         387,115
  Common Stock issued through stock grants ...............          35,000         108,341          57,000
  Common Stock issued through Employee Stock Purchase Plan          85,042          73,150          98,987
  Common Stock repurchased and retired ...................             ---             ---        (133,500)
                                                                ----------      ----------      ----------
Shares outstanding at December 31, .......................      22,563,348      22,093,240      21,562,343
                                                                ==========      ==========      ==========

     As of December 31, 2003 and 2002, the Company's percentage ownership of the Operating Partnership was approximately 80%. The remaining approximately 20% is owned by the Common OP Unitholders.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS (CONTINUED)

     On September 30, 1999, the Operating Partnership completed a $125 million private placement of 9.0% Series D Cumulative Perpetual Preferred Units ("POP Units") with two institutional investors. The POP Units, which are callable by the Company after five years, have no stated maturity or mandatory redemption. The Operating Partnership pays distributions of 9.0% per annum on the $125 million of POP Units. Distributions on the POP Units are paid quarterly on the last calendar day of each quarter.

     The following distributions have been declared and/or paid to common stockholders and Minority Interests since January 1, 2001:

DISTRIBUTION            FOR THE QUARTER           SHAREHOLDER
AMOUNT PER SHARE            ENDING                RECORD DATE             PAYMENT DATE
----------------       ------------------      ------------------        ----------------
    $0.4450                March 31, 2001          March 30, 2001          April 13, 2001
    $0.4450                 June 30, 2001           June 29, 2001           July 13, 2001
    $0.4450            September 30, 2001      September 28, 2001        October 12, 2001
    $0.4450             December 31, 2001       December 28, 2001        January 11, 2002
-----------------------------------------------------------------------------------------
    $0.4750                March 31, 2002          March 29, 2002          April 12, 2002
    $0.4750                 June 30, 2002           June 28, 2002           July 12, 2002
    $0.4750            September 30, 2002      September 27, 2002        October 11, 2002
    $0.4750             December 31, 2002       December 27, 2002        January 10, 2003
-----------------------------------------------------------------------------------------
    $0.4950                March 31, 2003          March 28, 2003          April 11, 2003
    $0.4950                 June 30, 2003           June 27, 2003           July 11, 2003
    $0.4950            September 30, 2003      September 26, 2003        October 10, 2003

     On December 12, 2003, we declared a one-time special distribution of $8.00 per share payable to stockholders of record on January 8, 2004. We used proceeds from the $501 million borrowing in October, 2003 to pay the special distribution on January 16, 2004. The special cash dividend will be reflected on stockholders' 2004 1099-DIV to be issued in January 2005.

     The Company adopted, effective July 1, 1997, the 1997 Non-Qualified Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, certain employees and directors of the Company may each annually acquire up to $250,000 of Common Stock of the Company. The aggregate number of shares of Common Stock available under the ESPP shall not exceed 1,000,000, subject to adjustment by the Company's Board of Directors. The Common Stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of Common Stock on the last day of the offering period; and (b) the closing price for a share of Common Stock on the first day of the offering period. Shares of Common Stock issued through the ESPP for the years ended December 31, 2003, 2002 and 2001 were 82,943, 71,107 and 96,485, respectively.

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

                                                                               TOTAL        PURCHASE         DEBT
DATE ACQUIRED                PROPERTY                   LOCATION               SITES          PRICE         ASSUMED
-------------           -------------------         -------------------        -----       ------------   ------------
                                                                                           ($ millions)   ($ millions)
March 12, 2002          Mt. Hood Village            Welches, OR                  450          $  7.2          $ ---
July 10, 2002           Harbor View Village         New Port Richey, FL          471            15.5            8.1
July 31, 2002           Golden Sun                  Apache Junction, AZ          329             6.3            3.1
July 31, 2002           Countryside                 Apache Junction, AZ          560             7.5            ---
July 31, 2002           Holiday Village             Ormond Beach, FL             301            10.4            7.1
July 31, 2002           Breezy Hill                 Pompano Beach, FL            762            20.5           10.5
August 14, 2002         Highland Woods              Pompano Beach, FL            148             3.9            2.5
August 7, 2002          Tropic Winds                Harlingen, TX                531             4.9            ---
October 1, 2002         Silk Oak Lodge              Clearwater, FL               180             6.2            3.9
December 18, 2002       Hacienda Village            New Port Richey, FL          519            16.8           10.2
December 31, 2002       Glen Ellen                  Clearwater, FL               117             2.4            2.5
                                                                               -----          ------          -----
TOTALS                                                                         4,368          $101.6          $47.9
                                                                               =====          ======          =====

     Also during 2002, we effectively sold 17 Properties as part of a restructuring of the College Heights Joint Venture discussed hereinafter. In addition, we sold Camelot Acres, a 319 site Property in Burnsville, Minnesota, for approximately $14.2 million.

     During the year ended December 31, 2003, we sold the three properties listed in the table below. Proceeds from the sales were used to repay amounts on the Company's Line of Credit.

                                                             TOTAL      DISPOSITION      GAIN ON
DATE DISPOSED          PROPERTY             LOCATION         SITES          PRICE          SALE
-------------      -----------------     --------------      -----      ------------   ------------
                                                                        ($ millions)   ($ millions)
June 6, 2003       Independence Hill     Morgantown, WV       203           $ 3.9         $ 2.8
June 6, 2003       Brook Gardens         Hamburg, NY          424            17.8           4.1
June 30, 2003      Pheasant Ridge        Mount Airy, MD       101             5.4           3.9
                                                              ---           -----         -----
                                                              728           $27.1         $10.8
                                                              ===           =====         =====

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN REAL ESTATE (CONTINUED)

     In December, 2003, we acquired three Resort Properties listed in the table below. The acquisitions were funded with monies held in short-term investments. The acquisitions included the assumption of liabilities of approximately $650,000. Also during 2003, we acquired a parcel of land adjacent to one of our Properties for approximately $97,000.

                                                     TOTAL     PURCHASE           DEBT
DATE ACQUIRED           PROPERTY       LOCATION      SITES      PRICE            ASSUMED
-------------         -----------     -----------    -----   ------------      ------------
                                                             ($ millions)      ($ millions)
December 3, 2003      Toby's          Arcadia, FL     379        $4.3              $---
December 15, 2003     Araby Acres     Yuma, AZ        337         5.7               3.2
December 15, 2003     Foothill        Yuma, AZ        180         1.8               1.4

     All acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. We acquired all of these Properties from unaffiliated third parties.

     During the years ended December 31, 2003 and 2002, we capitalized approximately $1.5 million and $5.7 million of costs, respectively, primarily legal costs, relative to our efforts to effectively change the use and operations of several Properties which are currently recorded in other assets. These costs will be expensed if management determines these efforts will not be successful. Due to the successful settlement of litigation related to one Property, DeAnza Santa Cruz, we reclassified approximately $5.3 million of these costs to land improvements and will depreciate these costs over 30 years (see
Note 17).

     We actively seek to acquire additional Properties and currently are engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages which may include contracts outstanding to acquire certain properties which are subject to satisfactory completion of our due diligence review (see Note 18).

NOTE 6 - INVESTMENT IN JOINT VENTURES

     The Company recorded approximately $2.1 million, $1.3 million, and $971,000 of net income from joint ventures in the years ended December 31, 2003, 2002 and 2001, respectively; and received approximately $1.5 million and $607,000 in distributions from joint ventures in the years ended December 31, 2003 and 2002, respectively. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

     The following is a summary of the Company's investments in unconsolidated joint ventures:

                                                               NUMBER OF    ECONOMIC      INVESTMENT AS OF      INVESTMENT AS OF
PROPERTY                                      LOCATION           SITES     INTEREST (a)     DEC. 31, 2003        DEC. 31, 2002
--------                                   --------------      ---------   ------------   ----------------      ----------------
                                                                                            (in thousands)       (in thousands)
Trails West ..........................     Tucson, AZ             503           50%           $ 1,752              $ 1,917
Plantation ...........................     Calimesa, CA           385           50%             2,825                2,861
Manatee ..............................     Bradenton, FL          290           90%                45                  631
Home .................................     Hallandale, FL         136           90%             1,082                1,092
Villa del Sol ........................     Sarasota, FL           207           90%               654                  726
Voyager ..............................     Tucson, AZ             ---           25%             4,412                4,463
Preferred Interests in College Heights                            ---           17%             8,058                7,944
                                                                -----                         -------              -------
                                                                1,521                         $18,828              $19,634
                                                                =====                         =======              =======

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

NOTE 7 - ACQUISITION OF REALTY SYSTEMS, INC.

     On January 1, 2002, the Company purchased all of the common stock of Realty Systems, Inc. ("RSI"). The Company previously owned the non-voting preferred stock of RSI and had notes receivable from RSI which were recorded as an investment in affiliate. The Company purchased the common stock of RSI from Equity Group Investments, Inc., controlled by Samuel Zell, Chairman of the Board of Directors of the Company, for approximately $675,000. As a result of this acquisition, the Company owns and controls RSI and consolidates the financial results of RSI with those of the Company. Prior to the purchase of the common stock of RSI, we accounted for our investment in RSI using the equity method and classified the investment as investment in and advances to affiliates.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                            (amounts in thousands)
ASSETS
Buildings and other depreciable property..         $  6,656
Cash and cash equivalents ................              839
Notes receivable .........................            4,772
Investment in joint ventures .............              200
Inventory ................................           35,524
Prepaid expenses and other assets ........            2,724
                                                   --------
  Total assets acquired ..................           50,715

LIABILITIES
Other notes payable ......................          (12,862)
Accounts payable and accrued expenses ....           (2,718)
Accrued interest payable .................              (73)
                                                   --------
  Total liabilities assumed ..............          (15,653)

Conversion of previous investment ........          (34,387)
                                                   --------
Cash paid for common equity interest .....         $   (675)
                                                   ========

NOTE 8 - NOTES RECEIVABLE

     At December 31, 2003 and 2002, the Company had approximately $11.6 million and $10.0 million in notes receivable, respectively. On December 28, 2000, the Company, in connection with the Voyager Joint Venture, entered into an agreement to loan $3.0 million to certain principals of Meadows Management Company. The notes are collateralized with a combination of Common OP Units and partnership interests in this and other joint ventures. The notes bear interest at prime plus 0.5% per annum, require quarterly interest only payments and mature on December 31, 2011. The outstanding balance on these notes as of December 31, 2003 is $1.6 million.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - NOTES RECEIVABLE (CONTINUED)

     The Company has approximately $9.9 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.9%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by manufactured homes at certain of the Properties.

NOTE 9 - EMPLOYEE NOTES RECEIVABLE

     As of December 31, 2002, the Company had employee notes receivable of approximately $2.7 million which were repaid in 2003. These notes were collateralized by shares of the Company's Common Stock and are presented as a reduction of Stockholders' Equity.

NOTE 10 - LONG-TERM BORROWINGS

     As of December 31, 2003 and December 31, 2002, the Company had outstanding mortgage indebtedness of approximately $1,076 million and $575.4 million, respectively, encumbering 114 and 66 of the Company's Properties, respectively. As of December 31, 2003 and December 31, 2002, the carrying value of such Properties was approximately $1,124 million and $720 million, respectively.

     The outstanding mortgage indebtedness as of December 31, 2003 consists of:

- Approximately $501.4 million of mortgage debt ("Mortgage Debt") consisting of 49 loans collateralized by 51 Properties, beneficially owned by separate legal entities that are subsidiaries of the Company, which we closed on October 17, 2003 (the "Recap"). Of this Mortgage Debt, $177.9 million bears interest at 5.35% per annum and matures November 1, 2008; $71.1 million bears interest at 5.72% per annum and matures November 1, 2010; $79.1 million bears interest at 6.02% per annum and matures November 1, 2013; and $173.3 million bears interest at 6.33% per annum and matures November 1, 2015. The Mortgage Debt amortizes over 30 years.

- A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 28 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and bears interest at 7.015% per annum. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is presented net of a settled hedge of $3.0 million (net of accumulated amortization of $357,000) which is being amortized into interest expense over the life of the loan.

- A $91.4 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $48.9 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owed by MHC Stagecoach L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures September 1, 2011.

- A $44.5 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC Bay Indies, L.L.C. On April 17, 2003, we entered into an agreement to refinance and increase the Bay Indies Mortgage from approximately $21.9 million to $45 million. Under the new agreement, the Bay Indies Mortgage bears interest at 5.69% per annum, amortizes over 25 years and matures April 17, 2013.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LONG-TERM BORROWINGS (CONTINUED)

     - A $15.3 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

     - Approximately $112.2 million of mortgage debt on 20 other various Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. Scheduled maturities for the outstanding indebtedness are at various dates through November 30, 2020, and fixed interest rates range from 6.5% to 9.3% per annum. Included in this debt, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997. In addition, $4.6 million of this debt was assumed in the acquisition of three Properties in December, 2003 (see Note 5).

     We have an unsecured Line of Credit with a group of banks (the "Line of Credit") with a total facility of $110 million, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.65% that matures on August 9, 2006. We pay a quarterly fee on the average unused amount of the total facility equal to 0.15% of such amount. In October, 2003, all amounts outstanding on the Line of Credit were repaid with proceeds from the Recap. As of December 31, 2003, $110 million was available under the Credit Agreement. The Line of Credit had a total facility of $150 million prior to amendment in December, 2003.

     We had a $100 million unsecured term loan (the "Term Loan") with a group of banks with interest only payable monthly at LIBOR plus 1.375%. In October, 2003, we paid off the Term Loan with proceeds from the Recap.

     On October 29, 2001, we entered into an interest rate swap agreement (the "2001 Swap"), effectively fixing LIBOR on $100 million of our floating rate debt at approximately 3.7% per annum for the period October 2001 through August 2004. The terms of the 2001 Swap required monthly settlements on the same dates interest payments were due on the debt. In accordance with SFAS No. 133 as herein defined, the 2001 Swap was reflected at market value. In November, 2003, we unwound the 2001 Swap at a cost of approximately $3 million, which is included in interest and related amortization in 2003 in the accompanying Consolidated Statements of Operations.

     Aggregate payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):

              YEAR                                    AMOUNT
--------------------------------------             ----------
              2004                                 $       --
              2005                                      6,478
              2006                                     17,409
              2007                                    265,113
              2008                                    200,908
            Thereafter                                586,371
Net unamortized premiums and discounts                     17
                                                   ----------
              Total                                $1,076,296
                                                   ==========

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LEASE AGREEMENTS

     The leases entered into between the tenant and the Company for the rental of a site are generally month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Non-cancelable long-term leases are in effect at certain sites within approximately 25 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain floors and ceilings. Additionally, periodic market rate adjustments are made as deemed necessary. Future minimum rents are scheduled to be received under non-cancelable tenant leases at December 31, 2003 as follows (amounts in thousands):

   YEAR                         AMOUNT
----------                    --------
   2004                         46,415
   2005                         48,112
   2006                         38,750
   2007                         31,794
   2008                         22,253
Thereafter                      20,708
                              --------
   Total                      $208,032
                              ========

NOTE 12 - GROUND LEASES

     The Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2031 with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the years ended December 31, 2003, 2002 and 2001, ground lease rent was approximately $1.6 million per year. Minimum future rental payments under the ground leases are approximately $1.6 million for each of the next five years and approximately $26.3 million thereafter.

NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

     Equity Group Investments, Inc. ("EGI"), an entity controlled by Mr. Samuel Zell, Chairman of the Company's Board of Directors, and certain of its affiliates have provided services such as administrative support and investor relations. Fees paid to EGI and its affiliates amounted to approximately $300, $1,000 and $2,000 for the years ended December 31, 2003, 2002 and 2001, respectively. There were no significant amounts due to these affiliates as of December 31, 2003 and 2002, respectively.

     Certain related entities, affiliated with Mr. Zell, have provided services to the Company. These entities include, but are not limited to, The Riverside Agency, Inc. which provided insurance brokerage services and Two North Riverside Plaza Joint Venture Limited Partnership from which the Company leases office space. Fees paid to these entities amounted to approximately $404,000, $645,000 and $454,000 for the years December 31, 2003, 2002 and 2001, respectively. Amounts due to these affiliates were approximately $32,000 and $52,000 as of December 31, 2003 and 2002, respectively. In addition, during 2003, we paid $25,000 to J. Green & Co., L.L.C. for services provided by Mr. Berman, the Company's current Chief Financial Officer, prior to his employment by the Company.

     Related party agreements or fee arrangements are generally for a term of one year and approved by independent members of the Company's Board of Directors.

NOTE 14 - STOCK OPTION PLAN AND STOCK GRANTS

     The Company's Stock Option and Stock Award Plan (the "Plan") was adopted in December 1992 and amended and restated from time to time, most recently effective March 23, 2001. Pursuant to the Plan, officers, directors, employees and consultants of the Company are offered the opportunity (i) to acquire shares of Common Stock through the grant of stock options ("Options"), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Internal Revenue Code; and (ii) to be awarded shares of Common Stock ("Restricted Stock Grants"), subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of the Board (the "Compensation Committee"). The Compensation Committee will determine the vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 2003 to officers, employees and consultants, generally, one-third are exercisable one year after

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCK OPTION PLAN AND STOCK GRANTS (CONTINUED)

the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. A maximum of 6,000,000 shares of Common Stock are available for grant under the Plan and no more than 250,000 shares may be subject to grants to any one individual in any calendar year.

     Grants under the Plan are made by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award. In addition, the terms of two specific types of awards are contemplated under the Plan:

     - The first type of award is a grant of Options or Restricted Stock Grants of Common Stock made to each member of the Board at the meeting held immediately after each annual meeting of the Company's stockholders. Generally, if the director elects to receive Options, the grant will cover 10,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. If the director elects to receive a Restricted Stock Grant of Common Stock, he or she will receive an award of 2,000 shares. Exercisability or vesting with respect to either type of award will be with respect to one-third of the award after six months, two-thirds of the award after one year, and the full award after two years.

     - The second type of award is a grant of Common Stock in lieu of 50% of their bonus otherwise payable to individuals with a title of Vice President or above. A recipient can request that the Compensation Committee pay a greater or lesser portion of the bonus in shares of Common Stock.

     Prior to 2003, we accounted for our stock compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees", based upon the intrinsic value method. This method results in no compensation expense for Options issued with an exercise price equal to or exceeding the market value of the Common Stock on the date of grant. Effective January 1, 2003, we elected to account for our stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", which will result in compensation expense being recorded based on the fair value of the Options and other equity awards issued. SFAS No. 148 provides three possible transition methods for changing to the fair value method. We have elected to use the modified-prospective method. This method requires that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted, or settled in fiscal years beginning after December 15, 1994. The following table illustrates the effect on net income and earnings per share as if the fair value method was applied to all outstanding and unvested awards in each period presented (amounts in thousands, except per share data):

                                         2003        2002         2001
                                       -------      -------      -------
Net income available for Common
 Shares as reported ................   $27,014      $36,445      $32,083
Add: Stock-based compensation
 expense included in net income as
 reported ..........................     2,139        2,185        2,549
Deduct: Stock-based compensation
 expense determined under the fair
 value based method for all awards..    (2,139)      (2,086)      (2,203)
                                       -------      -------      -------
Pro forma net income available for
 Common Shares .....................   $27,014      $36,544      $32,429
                                       =======      =======      =======
Pro forma net income per Common
 Share - Basic .....................   $  1.22      $  1.69      $  1.54
                                       =======      =======      =======
Pro forma net income per Common
 Share - Fully Diluted .............   $  1.20      $  1.65      $  1.50
                                       =======      =======      =======

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCK OPTION PLAN AND STOCK GRANTS (CONTINUED)

     Restricted Stock Grants

     In 1998, the Company awarded 233,500 Restricted Stock Grants to certain members of management of the Company. These Restricted Stock Grants vested over five years, but may be restricted for a period of up to ten years depending upon certain performance benchmarks tied to increases in funds from operations being met. The fair market value of these Restricted Stock Grants of approximately $5.7 million as of the date of grant was treated in 1998 as deferred compensation and amortized in accordance with their vesting. The Company recognized compensation expense of approximately $722,000, $1.1 million and $2.0 million related to these Restricted Stock Grants in 2003, 2002, and 2001, respectively. The balance of unamortized deferred compensation related to these Restricted Stock Grants is $0 as of December 31, 2003.

     In 1999, the Company awarded 65,000 Restricted Stock Grants to certain members of senior management of the Company. These Restricted Stock Grants vested over three years with one-half vesting in 1999. The fair market value of these Restricted Stock Grants of approximately $1.5 million as of the date of grant was treated in 1999 as deferred compensation and amortized in accordance with their vesting. The Company recognized compensation expense of approximately $0, $0, and $386,000 related to these Restricted Stock Grants in 2003, 2002, and 2001, respectively. The balance of unamortized deferred compensation related to these Restricted Stock Grants is $0 as of December 31, 2003.

     In 2000, the Company awarded 69,750 Restricted Stock Grants to certain members of senior management of the Company. These Restricted Stock Grants vested over three years with one-half vesting in 2000. The fair market value of these Restricted Stock Grants of approximately $1.9 million as of the date of grant was treated in 2000 as deferred compensation and amortized in accordance with their vesting. The Company recognized compensation expense of approximately $0, $478,000, and $478,000 related to these Restricted Stock Grants in 2003, 2002, and 2001, respectively. The balance of unamortized deferred compensation related to these Restricted Stock Grants is $0 as of December 31, 2003.

     In 2001, the Company awarded 43,000 Restricted Stock Grants to certain members of management of the Company. These Restricted Stock Grants vest over five years, but may be restricted for a period of up to ten years depending upon certain performance benchmarks tied to increases in funds from operations being met. The fair market value of these Restricted Stock Grants of approximately $1.2 million as of the date of grant was treated in 2001 as deferred compensation and amortized in accordance with their vesting. The Company recognized compensation expense of approximately $167,000, $239,000 and $239,000 related to these Restricted Stock Grants in 2003, 2002 and 2001, respectively. The balance of unamortized deferred compensation related to these Restricted Stock Grants is approximately $335,000 as of December 31, 2003.

     In 2002, the Company awarded 69,750 Restricted Stock Grants to certain members of senior management of the Company. These Restricted Stock Grants vest over three years, but may be restricted for a period of up to ten years depending upon certain performance benchmarks tied to increases in funds from operations being met. The fair market value of these Restricted Stock Grants of approximately $2.2 million as of the date of grant was treated in 2002 as deferred compensation and amortized in accordance with their vesting. The Company recognized compensation expense of approximately $380,000 and $1.4 million related to these Restricted Stock Grants in 2003 and 2002, respectively. The balance of unamortized deferred compensation related to these Restricted Stock Grants is $0 as of December 31, 2003.

     In 2003, 2002, and 2001, the Company awarded 35,000, 16,000, and 16,000
Restricted Stock Grants, respectively, to directors with a fair market value of approximately $733,000, $376,000 and $302,000 in 2003, 2002 and 2001
respectively. The Company recognized compensation expense of approximately $470,000 related to these Restricted Stock Grants in 2003. The balance of unamortized deferred compensation related to the 2002 and 2001 Restricted Stock Grants is $125,000 and $0, respectively, as of December 31, 2003.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCK OPTION PLAN AND STOCK GRANTS (CONTINUED)

Stock Options

     The fair value of each grant is estimated on the grant date using the Black-Scholes model. The following table includes the assumptions that were made and the estimated fair values:

ASSUMPTION                                               2003               2002                   2001
                                                       -------           -----------            -----------
                                                                         (pro forma)            (pro forma)
Dividend yield                                             5.6                 6.3                    6.3
Risk-free interest rate                                    3.5                 3.5                    5.5
Expected life                                          5 years             5 years                5 years
Expected volatility                                        .14                 .19                    .20
---------------------------------------------------------------------------------------------------------
Estimated Fair Value of Options Granted                $40,600             $37,432               $428,861

     A summary of the Company's stock option activity, and related information for the years ended December 31, 2003, 2002 and 2001 follows:

                                                 WEIGHTED AVERAGE
                               SHARES SUBJECT   EXERCISE PRICE PER
                                 TO OPTIONS           SHARE
                               --------------   ------------------
Balance at December 31, 2000      2,107,871            $22.30
  Options granted ..........        177,150             30.03
  Options exercised ........       (387,115)            19.98
  Options canceled .........        (69,558)            25.04
                                  ---------
Balance at December 31, 2001      1,828,348             23.44
  Options granted ..........         20,000             33.55
  Options exercised ........       (282,959)            20.48
  Options canceled .........        (49,492)            24.94
                                  ---------
Balance at December 31, 2002      1,515,897             24.08
  Options granted ..........         20,000             32.67
  Options exercised ........       (302,526)            21.06
  Options canceled .........         (9,437)            25.60
                                  ---------
Balance at December 31, 2003      1,223,934             24.95
                                  =========

The following table summarizes information regarding Options outstanding at December 31, 2003:

                                               OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                ---------------------------------------------------       --------------------------------
                                                  WEIGHTED
                                                   AVERAGE
                                                 OUTSTANDING                                                   WEIGHTED
                                                 CONTRACTUAL       WEIGHTED AVERAGE                            AVERAGE
RANGE OF EXERCISE PRICES         OPTIONS        LIFE (IN YEARS)     EXERCISE PRICE         OPTIONS          EXERCISE PRICE
------------------------        ----------      ---------------    ----------------       ---------         --------------
$15.63 to $21.38                  183,500           2.4                 $18.85              183,500             $18.85
$22.00 to $24.38                  412,737           4.7                 $23.55              412,737             $23.55
$25.06 to $26.99                  446,443           5.4                 $26.23              446,443             $26.23
$30.65 to $33.55                  181,254           8.1                 $31.19              112,958             $31.11
                                ---------           ---                 ------            ---------             ------
                                1,223,934           5.1                 $24.95            1,155,638             $24.58
                                =========           ===                 ======            =========             ======

     As of December 31, 2003, 2002 and 2001, 2,148,524 shares, 2,194,087 shares and 2,250,345 shares remained available for grant, respectively; of these 1,036,853, shares, 1,071,853 shares and 1,157,603 shares, respectively, remained available for Restricted Stock Grants.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - PREFERRED STOCK

     The Company's Board of Directors is authorized under the Company's charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $.01 par value preferred stock (the "Preferred Stock"), with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company's Common Stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of The New York Stock Exchange. As of December 31, 2003 and 2002, no Preferred Stock was issued by the Company.

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

     In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant's vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company's contribution to the 401(k) Plan was approximately $240,000, $248,000, and $353,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

     The Company has established a supplemental executive retirement plan (the "SERP") to provide certain officers and directors an opportunity to defer a portion of their eligible compensation in order to save for retirement and for the education of their children. The SERP is restricted to investments in Company common shares, certain marketable securities that have been specifically approved, or cash equivalents. In accordance with EITF 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested", the deferred compensation liability represented in the SERP and the securities issued to fund such deferred compensation liability are consolidated by the Company on the balance sheet. Assets held in the SERP are included in other assets and are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Company shares held in the SERP are classified in stockholders equity due to the inability of the Company to repurchase these shares.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

DEANZA SANTA CRUZ

     The residents of DeAnza Santa Cruz Mobile Estates, a Property located in Santa Cruz, California, brought several actions opposing fees and charges in connection with water service at the Property. As a result of one action, the Company rebated approximately $36,000 to the residents. The DeAnza Santa Cruz Homeowners Association ("HOA") then proceeded to a jury trial alleging these "overcharges" entitled them to an award of punitive damages. In January 1999, a jury awarded the HOA $6.0 million in punitive damages. On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgment interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the California Mobilehome Residency Law ("MRL"). The decision of the appellate court left the HOA, the plaintiff in this matter, with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. In order to resolve this matter, the Company accrued for and agreed to pay $201,000 to the HOA. This payment resolved the punitive damage claim. The HOA's attorney has made a motion asking for an award of attorneys' fees and costs in the amount of approximately $1.5 million as a result of this resolution of the litigation. On April 2, 2003 the court awarded attorney's fees to the HOA's attorney in the amount of $593,000 and court costs of approximately $20,000. The Company has appealed this award and has not accrued for the amount in its consolidated financial statements.

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

     The Company's efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin ("CMHOA"), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believes had been agreed to by the CMHOA in a settlement agreement. The Company intends to vigorously defend this matter, which has been stayed pending a related state court appeal by the Company of an order dismissing its claims against the City of San Rafael. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

ELLENBURG COMMUNITIES

     The Company and certain other parties entered into a settlement agreement (the "Settlement"), which was approved by the Los Angeles County Superior Court in April 2000. The Settlement resolved substantially all of the litigation and appeals involving the Ellenburg Properties, and transactions arising out of the Settlement closed on May 22, 2000. Only the appeal of one entity remained, the outcome of which was not expected to materially affect the Company.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

ELLENBURG COMMUNITIES (CONTINUED)

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

     In February, 2004, the Company entered into a settlement agreement with Fund 20 resolving all remaining matters at no cost to the Company and with mutual releases.

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

DELAWARE DECLARATORY JUDGMENT ACTION (CONTINUED)

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

     On November 3, 2003, the State filed a Notice of Appeal with the Supreme Court of the State of Delaware, appealing a portion of the Court's order denying the State's Motion for Summary Judgment. The State's appeal is limited to the single issue of whether the Company has the right to eliminate "rent cap" provisions contained in certain existing leases upon automatic renewal of the leases in accordance with Delaware law. The appeal has been fully briefed, and oral argument in the matter is scheduled for March 16, 2004.

     On November 14, 2003, the State filed a motion for Stay Pending Appeal with the Court, and on December 3, 2003, the Company filed its response opposing the motion. On December 16, 2003, the Court issued its order on the motion, holding that the Company may proceed to issue notices of default to tenants who fail to pay the full amount of their current rental obligations, but may not initiate eviction proceedings against such tenants until April 1, 2004, and may not enforce any such eviction order until the Supreme Court rules on the appeal.

OTHER

     The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.

                      MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - SUBSEQUENT EVENTS

     Since December 31, 2003, we invested in 30 Properties as listed in the table below. The combined investment in these 30 properties was approximately $137.6 million and was funded with monies held in short-term investments and additional debt. (amounts in millions, except for total sites)

                                                                                      PURCHASE                     NET
 CLOSING DATE          PROPERTY             LOCATION             TOTAL SITES            PRICE       DEBT         EQUITY
 ------------          --------             --------             -----------          --------     -----         ------
ACQUISITIONS:
January 15, 2004     O'Connell's(a)       Amboy, IL                   668              $ 6.6       $ 5.0          $1.6
January 30, 2004     Spring Gulch(b)      New Holland, PA             420                6.0         4.8           1.2
February 3, 2004     Paradise(c)          Mesa, AZ                    950               25.0        20.0           5.0
February 18, 2004    Twin Lakes(d)        Chocowinity, NC             400                5.2         3.8           1.4
February 19, 2004    Lakeside(e)          New Carlisle, IN             95                1.7         ---           1.7

February 5, 2004     Shangri La           Largo, FL                   160                (f)         4.5           (f)
February 5, 2004     Terra Ceia           Palmetto, FL                203                (f)         2.6           (f)
February 5, 2004     Southernaire         Mt. Dora, FL                134                (f)         2.1           (f)
February 5, 2004     Sixth Avenue         Zephryhills, FL             140                (f)         2.3           (f)
February 5, 2004     Suni Sands           Yuma, AZ                    336                (f)         3.2           (f)
February 5, 2004     Topic's              Spring Hill, FL             230                (f)         2.2           (f)
February 5, 2004     Coachwood Colony     Leesburg, FL                200                (f)         4.3           (f)
February 5, 2004     Waterway             Cedar Point, NC             336                (f)         6.3           (f)
February 5, 2004     Desert Paradise      Yuma, AZ                    260                (f)         1.5           (f)
February 5, 2004     Goose Creek          Newport, NC                 598                (f)        12.6           (f)

MEZZANINE INVESTMENTS(g):
February 3, 2004     Fiesta Grande I & II Casa Grande, AZ             767                ---         ---           3.7
February 3, 2004     Tropical Palms       North Ft. Myers, FL         297                ---         ---           1.9
February 3, 2004     Island Vista Estates North Ft. Myers, FL         617                ---         ---           4.6
February 3, 2004     Foothills West       Casa Grande, AZ             188                ---         ---           1.5
February 3, 2004     Capri                Yuma, AZ                    300                ---         ---           2.1
February 3, 2004     Casita Verde         Casa Grande, AZ             192                ---         ---           1.2
February 3, 2004     Rambler's Rest       Venice, FL                  647                ---         ---           6.2
February 3, 2004     Venture In           Show Low, AZ                389                ---         ---           2.4
February 3, 2004     Scenic               Asheville, NC               224                ---         ---           1.2
February 3, 2004     Clerbrook            Clermont, FL              1,255                ---         ---           3.9
February 3, 2004     Inlet Oaks           Murrells Inlet, SC          178                ---         ---           1.0

JOINT VENTURES(h):
December 18, 2003    Lake Myers           Mocksville, NC              425                ---         ---           0.4
January 21, 2004     Pine Haven           Ocean View, NJ              625                ---         ---           0.4
January 27, 2004     Twin Mills           Howe, IN                    501                ---         ---           0.2
February 10, 2004    Plymouth Rock        Elkhart Lake, WI            609                ---         ---           0.4

(a)  Property was purchased from O'Connell's Holding Corp. and O'Connell's, Inc.
(b)  Property was purchased from Spring Gulch, Inc.
(c)  Property was purchased from PRVR Limited Partnership.
(d) Property was purchased from Twin Lakes Land, LLC and Twin Lakes Camping Resort, LLC.
(e)  Property was purchased from Don-Bar Family Limited Partnership.
(f) The portfolio was acquired for a total purchase price of $62 million and $20.4 million of net equity. The transaction was funded partially through loans obtained on the individual properties as shown in the table.
(g) On February 3, 2004, the Company invested approximately $29.7 million in preferred equity in six entities controlled by Diversified Investments, Inc. ("Diversified"). In addition, the Company has invested approximately $1.4 million in the Diversified entities managing these properties.
(h) The Company invested approximately $1.4 million with Diversified in four separate entities, each controlling a Property.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is unaudited quarterly data for 2003 and 2002 (amounts in thousands, except for per share amounts):

                                                                         FIRST        SECOND       THIRD        FOURTH
                                                                        QUARTER      QUARTER      QUARTER      QUARTER
                           2003                                           3/31         6/30         9/30        12/31
                           ----                                         -------      -------      -------      -------
Total revenues(a) .................................................     $64,569      $66,760      $68,760      $71,066
Income from continuing operations(a) ..............................     $ 7,380      $ 5,112      $ 5,200      $  (268)
Income from discontinued operations(a) ............................     $   294      $ 9,288      $     8      $    --
Net income (loss) available to common shareholders ................     $ 7,674      $14,400      $ 5,208      $  (268)

Weighted average Common Shares outstanding - Basic ................      21,918       22,027       22,114       22,247
Weighted average Common Shares outstanding - Diluted ..............      27,276       27,371       27,458       27,568

Net income (loss) per Common Share outstanding - Basic ............     $   .35      $   .65      $   .24      $  (.01)
Net income (loss) per Common Share outstanding - Diluted ..........     $   .34      $   .64      $   .23      $  (.01)

(a) Amounts may differ from previously disclosed amounts due to reclassification of discontinued operations.

                                                                         FIRST        SECOND       THIRD       FOURTH
                                                                        QUARTER      QUARTER      QUARTER      QUARTER
                           2002                                           3/31         6/30         9/30        12/31
                           ----                                         --------     -------      -------      -------
Total revenues(a) ..................................................    $63,222      $64,414      $65,223      $68,508
Income from continuing operations(a) ...............................    $ 6,584      $ 5,952      $ 5,080      $ 6,090
Income from discontinued operations(a) .............................    $   531      $   486      $ 1,632      $10,090
Net income available to common shareholders ........................    $ 7,115      $ 6,438      $ 6,712      $16,180

Weighted average Common Shares outstanding - Basic .................     21,433       21,563       21,676       21,794
Weighted average Common Shares outstanding - Diluted ...............     27,508       27,664       27,693       27,678

Net income per Common Share outstanding - Basic ....................    $  0.33      $  0.30      $  0.31      $  0.74
Net income per Common Share outstanding - Diluted ..................    $  0.32      $  0.29      $  0.30      $  0.73

(a) Amounts may differ from previously disclosed amounts due to reclassification of discontinued operations.

                                   SCHEDULE II
                       MANUFACTURED HOME COMMUNITIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 2003

                                                                                  ADDITIONS
                                                                           ------------------------
                                                          BALANCE AT                       CHARGED                       BALANCE AT
                                                           BEGINNING       CHARGED TO      TO OTHER                        END OF
                                                           OF PERIOD        INCOME         ACCOUNTS     DEDUCTIONS(1)      PERIOD
                                                          ----------       ----------      --------     -------------    ----------
For the year ended December 31, 2001:

  Allowance for doubtful accounts .................        $300,000         $426,579         $---        ($426,579)       $300,000

For the year ended December 31, 2002:

  Allowance for doubtful accounts .................        $300,000         $940,565         $---        ($540,565)       $700,000

For the year ended December 31, 2003:

  Allowance for doubtful accounts .................        $700,000         $820,822         $---        ($693,822)       $827,000

(1)  Deductions represent tenant receivables deemed uncollectible.

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                                        Costs
                                                                                                     Capitalized
                                                                                                    Subsequent to
                                                                         Initial Cost to              Acquisition
                                                                              Company               (Improvements)
                                                                       --------------------      -------------------
                                                                                Depreciable              Depreciable
        Real Estate          Location                  Encumbrances      Land     Property       Land     Property
--------------------------------------------------------------------------------------------------------------------
Apollo Village ...........   Phoenix           AZ             4,009       932         3,219         0            515
Araby Acres ..............   Yuma              AZ             3,250     1,440         4,345         0              0
The Highlands at Brentwood   Mesa              AZ            10,910     1,997         6,024         0            526
Carefree Manor ...........   Phoenix           AZ             3,398       706         3,040         0            219
Casa del Sol #1 ..........   Peoria            AZ            10,445     2,215         6,467         0            874
Casa del Sol #2 ..........   Glendale          AZ             9,827     2,103         6,283         0            604
Casa del Sol #3 ..........   Glendale          AZ            11,188     2,450         7,452         0            334
Central Park .............   Phoenix           AZ             5,139     1,612         3,784         0            584
Countryside ..............   Phoenix           AZ             3,787     2,056         6,241         0            171
Desert Skies .............   Phoenix           AZ             5,046       792         3,126         0            185
Fairview Manor ...........   Tucson            AZ             5,114     1,674         4,708         0          1,113
Foothill .................   Yuma              AZ             1,350       459         1,402         0              0
Golden Sun ...............   Scottsdale        AZ             3,029     1,678         5,049         0             27
Hacienda De Valencia .....   Mesa              AZ             5,676       833         2,701         0          1,659
Palm Shadows .............   Glendale          AZ             8,480     1,400         4,218         0            368
Sedona Shadows ...........   Sedona            AZ             2,521     1,096         3,431         0            391
Sunrise Heights ..........   Phoenix           AZ             5,636     1,000         3,016         0            369
The Mark .................   Mesa              AZ             8,943     1,354         4,660         6            793
The Meadows ..............   Tempe             AZ            12,060     2,613         7,887         0            533
Whispering Palms .........   Phoenix           AZ             3,219       670         2,141         0            161
California Hawaiian ......   San Jose          CA            27,449     5,825        17,755         0          1,532
Colony Park ..............   Ceres             CA             5,826       890         2,837         0            262
Concord Cascade ..........   Pacheco           CA             5,291       985         3,016         0            840
Contempo Marin ...........   San Rafael        CA            25,669     4,787        16,379         0          2,318
Coralwood ................   Modesto           CA             6,200         0         5,047         0            245
Date Palm Country Club ...   Cathedral City    CA            15,340     4,138        14,064       (23)         2,755
Date Palm ................   Cathedral City    CA                 0         0           216         0             26
Four Seasons .............   Fresno            CA                 0       756         2,348         0            199
Laguna Lake ..............   San Luis Obispo   CA             5,128     2,845         6,520         0            241
Lamplighter ..............   Spring Valley     CA             3,806       633         2,201         0            648
Meadowbrook ..............   Santee            CA                 0     4,345        12,528         0          1,277
Monte del Lago ...........   Castroville       CA             7,845     3,150         9,469         0          1,026
Quail Meadows ............   Riverbank         CA             5,280     1,155         3,469         0            259
Nicholson Plaza ..........   San Jose          CA                 0         0         4,512         0             53
Rancho Mesa ..............   El Cajon          CA             9,600     2,130         6,389         0            204
                                                              Gross Amount Carried
                                                                  at Close of
                                                                 Period 12/31/03
                                                         ------------------------------
                                                                  Depreciable               Accumulated      Date of
        Real Estate          Location                      Land     Property      Total    Depreciation    Acquisition
----------------------------------------------------------------------------------------------------------------------
Apollo Village ...........   Phoenix           AZ           932         3,734     4,666         (1,163)           1994
Araby Acres ..............   Yuma              AZ         1,440         4,345     5,785            (12)           2003
The Highlands at Brentwood   Mesa              AZ         1,997         6,550     8,547         (2,315)           1993
Carefree Manor ...........   Phoenix           AZ           706         3,259     3,965           (683)           1998
Casa del Sol #1 ..........   Peoria            AZ         2,215         7,341     9,556         (1,355)           1996
Casa del Sol #2 ..........   Glendale          AZ         2,103         6,887     8,990         (1,248)           1996
Casa del Sol #3 ..........   Glendale          AZ         2,450         7,786    10,236         (1,448)           1998
Central Park .............   Phoenix           AZ         1,612         4,368     5,980         (2,781)           1983
Countryside ..............   Phoenix           AZ         2,056         6,412     8,468           (284)           2002
Desert Skies .............   Phoenix           AZ           792         3,311     4,103           (693)           1998
Fairview Manor ...........   Tucson            AZ         1,674         5,821     7,495         (1,122)           1998
Foothill .................   Yuma              AZ           459         1,402     1,861             (4)           2003
Golden Sun ...............   Scottsdale        AZ         1,678         5,076     6,754           (229)           2002
Hacienda De Valencia .....   Mesa              AZ           833         4,360     5,193         (2,248)           1984
Palm Shadows .............   Glendale          AZ         1,400         4,586     5,986         (1,667)           1993
Sedona Shadows ...........   Sedona            AZ         1,096         3,822     4,918           (835)           1997
Sunrise Heights ..........   Phoenix           AZ         1,000         3,385     4,385         (1,104)           1994
The Mark .................   Mesa              AZ         1,360         5,453     6,813         (1,691)           1994
The Meadows ..............   Tempe             AZ         2,613         8,420    11,033         (2,787)           1994
Whispering Palms .........   Phoenix           AZ           670         2,302     2,972           (493)           1998
California Hawaiian ......   San Jose          CA         5,825        19,287    25,112         (4,206)           1997
Colony Park ..............   Ceres             CA           890         3,099     3,989           (776)           1998
Concord Cascade ..........   Pacheco           CA           985         3,856     4,841         (2,317)           1983
Contempo Marin ...........   San Rafael        CA         4,787        18,697    23,484         (5,712)           1994
Coralwood ................   Modesto           CA             0         5,292     5,292         (1,149)           1997
Date Palm Country Club ...   Cathedral City    CA         4,115        16,819    20,934         (5,038)           1994
Date Palm ................   Cathedral City    CA             0           242       242            (85)           1994
Four Seasons .............   Fresno            CA           756         2,547     3,303           (566)           1997
Laguna Lake ..............   San Luis Obispo   CA         2,845         6,761     9,606         (1,461)           1998
Lamplighter ..............   Spring Valley     CA           633         2,849     3,482         (1,739)           1983
Meadowbrook ..............   Santee            CA         4,345        13,805    18,150         (2,587)           1998
Monte del Lago ...........   Castroville       CA         3,150        10,495    13,645         (2,213)           1997
Quail Meadows ............   Riverbank         CA         1,155         3,728     4,883           (712)           1998
Nicholson Plaza ..........   San Jose          CA             0         4,565     4,565           (970)           1997
Rancho Mesa ..............   El Cajon          CA         2,130         6,593     8,723         (1,223)           1998

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                                        Costs
                                                                                                     Capitalized
                                                                                                    Subsequent to
                                                                         Initial Cost to              Acquisition
                                                                              Company               (Improvements)
                                                                       --------------------     --------------------
                                                                                Depreciable              Depreciable
        Real Estate          Location                  Encumbrances      Land     Property       Land     Property
--------------------------------------------------------------------------------------------------------------------
Rancho Valley                El Cajon          CA             3,668       685         1,902         0            769
Royal Holiday                Hemet             CA                 0       778         2,643         0            270
Royal Oaks                   Visalia           CA                 0       602         1,921         0            274
DeAnza Santa Cruz            Santa Cruz        CA            10,456     2,103         7,201         0          5,514
Santiago Estates             Sylmar            CA            16,205     3,562        10,767         0            633
Sea Oaks                     Los Osos          CA                 0       871         2,703         0            243
Sunshadow                    San Jose          CA                 0         0         5,707         0            129
Westwinds (4 properties)     San Jose          CA                 0         0        17,616         0          4,988
Bear Creek                   Sheridan          CO             4,880     1,100         3,359         0            209
Cimarron                     Broomfield        CO             4,653       863         2,790         0            604
Golden Terrace               Golden            CO             4,245       826         2,415         0            643
Golden Terrace South         Golden            CO             2,400       750         2,265         0            548
Golden Terrace West          Golden            CO             8,432     1,694         5,065         0            955
Hillcrest Village            Aurora            CO            10,581     1,912         5,202       289          2,277
Holiday Hills                Denver            CO            14,856     2,159         7,780         0          3,652
Holiday Village CO           Co. Springs       CO             3,536       567         1,759         0            909
Pueblo Grande                Pueblo            CO             1,890       241         1,069         0            419
Woodland Hills               Denver            CO             7,499     1,928         4,408         0          2,391
Aspen Meadows                Rehoboth Beach    DE             5,620     1,148         3,460         0            192
Camelot Meadows              Rehoboth Beach    DE             7,400       527         2,058     1,251          3,643
Mariners Cove                Millsboro         DE            16,452       990         2,971         0          3,393
McNicol                      Rehoboth Beach    DE             2,710       563         1,710         0             58
Sweetbriar                   Rehoboth Beach    DE             3,040       498         1,527         0            268
Waterford Estates            Bear              DE            30,954     5,250        16,202         0            479
Whispering Pines             Lewes             DE             9,871     1,536         4,609         0            911
Maralago Cay                 Lantana           FL            21,600     5,325        15,420         0          2,613
Bay Indies                   Venice            FL            44,524    10,483        31,559        10          3,054
Bay Lake Estates             Nokomis           FL             3,708       990         3,390         0            875
Breezy Hill                  Pompano Beach     FL            10,281     5,510        16,555         0             46
Buccaneer                    N. Ft. Myers      FL            13,902     4,207        14,410         0          1,085
Bulow Village Resort         Flagler Beach     FL                 0         0           228         0             37
Bulow Village                Flagler Beach     FL            10,404     3,637           949         0          5,106
Carriage Cove                Daytona Beach     FL             8,084     2,914         8,682         0            756
Coral Cay                    Margate           FL            20,195     5,890        20,211         0          2,518
Coquina                      St Augustine      FL                 0     5,286         5,545         0          5,276
Meadows at Countrywood       Plant City        FL            18,292     4,514        13,175         0          2,575
                                                              Gross Amount Carried
                                                                  at Close of
                                                                 Period 12/31/03
                                                         ------------------------------
                                                                  Depreciable               Accumulated      Date of
        Real Estate          Location                      Land     Property      Total    Depreciation    Acquisition
----------------------------------------------------------------------------------------------------------------------
Rancho Valley                El Cajon          CA           685         2,671     3,356         (1,524)           1983
Royal Holiday                Hemet             CA           778         2,913     3,691           (497)           1998
Royal Oaks                   Visalia           CA           602         2,195     2,797           (470)           1997
DeAnza Santa Cruz            Santa Cruz        CA         2,103        12,715    14,818         (2,366)           1994
Santiago Estates             Sylmar            CA         3,562        11,400    14,962         (2,317)           1998
Sea Oaks                     Los Osos          CA           871         2,946     3,817           (616)           1997
Sunshadow                    San Jose          CA             0         5,836     5,836         (1,259)           1997
Westwinds (4 properties)     San Jose          CA             0        22,604    22,604         (4,951)           1997
Bear Creek                   Sheridan          CO         1,100         3,568     4,668           (705)           1998
Cimarron                     Broomfield        CO           863         3,394     4,257         (2,128)           1983
Golden Terrace               Golden            CO           826         3,058     3,884         (1,751)           1983
Golden Terrace South         Golden            CO           750         2,813     3,563           (611)           1997
Golden Terrace West          Golden            CO         1,694         6,020     7,714         (3,184)           1986
Hillcrest Village            Aurora            CO         2,201         7,479     9,680         (4,535)           1983
Holiday Hills                Denver            CO         2,159        11,432    13,591         (6,672)           1983
Holiday Village CO           Co. Springs       CO           567         2,668     3,235         (1,462)           1983
Pueblo Grande                Pueblo            CO           241         1,488     1,729           (904)           1983
Woodland Hills               Denver            CO         1,928         6,799     8,727         (2,272)           1994
Aspen Meadows                Rehoboth Beach    DE         1,148         3,652     4,800           (762)           1998
Camelot Meadows              Rehoboth Beach    DE         1,778         5,701     7,479         (1,119)           1998
Mariners Cove                Millsboro         DE           990         6,364     7,354         (2,594)           1987
McNicol                      Rehoboth Beach    DE           563         1,768     2,331           (350)           1998
Sweetbriar                   Rehoboth Beach    DE           498         1,795     2,293           (427)           1998
Waterford Estates            Bear              DE         5,250        16,681    21,931         (2,679)           1996
Whispering Pines             Lewes             DE         1,536         5,520     7,056         (2,638)           1998
Maralago Cay                 Lantana           FL         5,325        18,033    23,358         (3,579)           1997
Bay Indies                   Venice            FL        10,493        34,613    45,106        (10,939)           1994
Bay Lake Estates             Nokomis           FL           990         4,265     5,255         (1,287)           1994
Breezy Hill                  Pompano Beach     FL         5,510        16,601    22,111           (735)           2002
Buccaneer                    N. Ft. Myers      FL         4,207        15,495    19,702         (4,795)           1994
Bulow Village Resort         Flagler Beach     FL             0           265       265            (31)           2001
Bulow Village                Flagler Beach     FL         3,637         6,055     9,692         (1,170)           1994
Carriage Cove                Daytona Beach     FL         2,914         9,438    12,352         (1,955)           1998
Coral Cay                    Margate           FL         5,890        22,729    28,619         (6,732)           1994
Coquina                      St Augustine      FL         5,286        10,821    16,107         (1,155)           1999
Meadows at Countrywood       Plant City        FL         4,514        15,750    20,264         (2,949)           1998

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                                        Costs
                                                                                                     Capitalized
                                                                                                    Subsequent to
                                                                          Initial Cost to            Acquisition
                                                                              Company               (Improvements)
                                                                         ------------------      -------------------
                                                                                Depreciable              Depreciable
        Real Estate          Location                  Encumbrances      Land     Property       Land     Property
--------------------------------------------------------------------------------------------------------------------
Country Place                New Port Richey   FL            8,500         663            0        18          7,095
Country Side North           Vero Beach        FL           17,347       3,711       11,133         0          1,597
Down Yonder                  Largo             FL            7,776       2,652        7,981         0             53
East Bay Oaks                Largo             FL            5,532       1,240        3,322         0            499
Eldorado Village             Largo             FL            3,910         778        2,341         0            458
Glen Ellen                   Clearwater        FL            2,440         627        1,882         0             22
Grand Island                 Grand Island      FL                0       1,723        5,208       125          1,711
Hacienda Village             New Port Richey   FL           10,028       4,362       13,088         0            192
Harbor View                  New Port Richey   FL            8,053       4,045       12,146         0             48
Heritage Village             Vero Beach        FL           13,520       2,403        7,259         0            631
Highland Wood                Pompano Beach     FL            2,408       1,043        3,130         0              4
Hillcrest                    Clearwater        FL            4,297       1,278        3,928         0            647
Holiday Ranch                Largo             FL            3,835         925        2,866         0            191
Holiday Village FL           Vero Beach        FL                0         350        1,374         0            132
Holiday Village              Ormond Beach      FL            7,049       2,610        7,837         0             62
Indian Oaks                  Rockledge         FL            4,449       1,089        3,376         0            712
Lake Fairways                N. Ft. Myers      FL           30,460       6,075       18,134        35          1,376
Lake Haven                   Dunedin           FL            7,862       1,135        4,047         0          2,011
Lakewood Village             Melbourne         FL            9,818       1,862        5,627         0            557
Lighthouse Pointe            Port Orange       FL           12,701       2,446        7,483        23            816
Mid-Florida Lakes            Leesburg          FL           21,815       5,997       20,635         0          4,284
Oak Bend                     Ocala             FL            5,772         850        2,572         0            850
Pickwick                     Port Orange       FL           10,438       2,803        8,870         0            474
Pine Lakes                   N. Ft. Myers      FL           31,464       6,306       14,579        21          5,311
Sherwood Forest              Kissimmee         FL           27,355       4,852       14,596         0          3,531
Sherwood Forest Resort       Kissimmee         FL                0       2,870        3,621       568          1,287
Silk Oak                     Clearwater        FL            3,854       1,670        5,028         0             36
Southern Palms               Eustis            FL            5,727       2,169        5,884         0          1,471
Spanish Oaks                 Ocala             FL            7,164       2,250        6,922         0            847
Oaks at Countrywood          Plant City        FL            1,318       1,111        2,513      (265)         1,325
The Heritage                 N. Ft. Myers      FL            9,791       1,438        4,371       346          3,030
The Lakes at Countrywood     Plant City        FL            9,711       2,377        7,085         0            753
The Meadows, FL              Palm Beach        FL            6,106       3,229        9,870         0          1,088
                             Gardens
Toby's                       Arcadia           FL                0       1,093        3,280         0              0
Windmill Manor               Bradenton         FL            8,022       2,153        6,125         0          1,058
Windmill Village - Ft. Myers N. Ft. Myers      FL            8,835       1,417        5,440         0          1,226
                                                              Gross Amount Carried
                                                                  at Close of
                                                                 Period 12/31/03
                                                         ------------------------------
                                                                  Depreciable               Accumulated      Date of
        Real Estate          Location                      Land     Property      Total    Depreciation    Acquisition
----------------------------------------------------------------------------------------------------------------------
Country Place                New Port Richey   FL           681         7,095     7,776         (2,539)           1986
Country Side North           Vero Beach        FL         3,711        12,730    16,441         (2,709)           1998
Down Yonder                  Largo             FL         2,652         8,034    10,686           (359)           1998
East Bay Oaks                Largo             FL         1,240         3,821     5,061         (2,438)           1983
Eldorado Village             Largo             FL           778         2,799     3,577         (1,746)           1983
Glen Ellen                   Clearwater        FL           627         1,904     2,531            (70)           2002
Grand Island                 Grand Island      FL         1,848         6,919     8,767           (621)           2001
Hacienda Village             New Port Richey   FL         4,362        13,280    17,642           (476)           2002
Harbor View                  New Port Richey   FL         4,045        12,194    16,239           (542)           2002
Heritage Village             Vero Beach        FL         2,403         7,890    10,293         (2,492)           1994
Highland Wood                Pompano Beach     FL         1,043         3,134     4,177           (139)           2002
Hillcrest                    Clearwater        FL         1,278         4,575     5,853         (1,023)           1998
Holiday Ranch                Largo             FL           925         3,057     3,982           (638)           1998
Holiday Village FL           Vero Beach        FL           350         1,506     1,856           (336)           1998
Holiday Village              Ormond Beach      FL         2,610         7,899    10,509           (354)           2002
Indian Oaks                  Rockledge         FL         1,089         4,088     5,177           (905)           1998
Lake Fairways                N. Ft. Myers      FL         6,110        19,510    25,620         (5,849)           1994
Lake Haven                   Dunedin           FL         1,135         6,058     7,193         (3,060)           1983
Lakewood Village             Melbourne         FL         1,862         6,184     8,046         (1,984)           1994
Lighthouse Pointe            Port Orange       FL         2,469         8,299    10,768         (1,730)           1998
Mid-Florida Lakes            Leesburg          FL         5,997        24,919    30,916         (7,209)           1994
Oak Bend                     Ocala             FL           850         3,422     4,272         (1,110)           1993
Pickwick                     Port Orange       FL         2,803         9,344    12,147         (1,831)           1998
Pine Lakes                   N. Ft. Myers      FL         6,327        19,890    26,217         (5,887)           1994
Sherwood Forest              Kissimmee         FL         4,852        18,127    22,979         (3,404)           1998
Sherwood Forest Resort       Kissimmee         FL         3,438         4,908     8,346           (877)           1998
Silk Oak                     Clearwater        FL         1,670         5,064     6,734           (184)           2002
Southern Palms               Eustis            FL         2,169         7,355     9,524         (1,381)           1998
Spanish Oaks                 Ocala             FL         2,250         7,769    10,019         (2,551)           1993
Oaks at Countrywood          Plant City        FL           846         3,838     4,684           (549)           1998
The Heritage                 N. Ft. Myers      FL         1,784         7,401     9,185         (2,191)           1993
The Lakes at Countrywood     Plant City        FL         2,377         7,838    10,215           (766)           2001
The Meadows, FL              Palm Beach        FL         3,229        10,958    14,187         (1,695)           1999
                             Gardens
Toby's                       Arcadia           FL         1,093         3,280     4,373             (9)           2003
Windmill Manor               Bradenton         FL         2,153         7,183     9,336         (1,350)           1998
Windmill Village - Ft. Myers N. Ft. Myers      FL         1,417         6,666     8,083         (4,108)           1983

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                                        Costs
                                                                                                     Capitalized
                                                                                                    Subsequent to
                                                                         Initial Cost to              Acquisition
                                                                              Company               (Improvements)
                                                                        -------------------      -------------------
                                                                                Depreciable              Depreciable
        Real Estate          Location                  Encumbrances      Land     Property       Land     Property
--------------------------------------------------------------------------------------------------------------------
Winds of St. Armands North
 (fka Windmill North)        Sarasota          FL             8,589     1,523         5,063         0          1,272
Winds of St. Armands South
 (fka Windmill South)        Sarasota          FL             5,486     1,106         3,162         0            751
Five Seasons                 Cedar Rapids      IA                 0     1,053         3,436         0            558
Holiday Village, IA          Sioux City        IA                 0       313         3,744         0            457
Golf Vistas                  Monee             IL            14,593     2,843         4,719         0          5,415
Willow Lake Estates          Elgin             IL            21,365     6,138        21,033         0          3,107
Forest Oaks (fka Burns
 Harbor)                     Chesterton        IN                 0       916         2,909         0          1,672
Oak Tree Village             Portage           IN             4,507         0             0       569          3,554
Windsong                     Indianapolis      IN                 0     1,482         4,480         0            167
Creekside                    Wyoming           MI             3,760     1,109         3,646         0             40
Casa Village                 Billings          MT            11,040     1,011         3,109       181          2,421
Del Rey                      Albuquerque       NM                 0     1,926         5,800         0            721
Bonanza                      Las Vegas         NV             4,742       908         2,643         0            787
Boulder Cascade              Las Vegas         NV             8,980     2,995         9,020         0            794
Cabana                       Las Vegas         NV             9,363     2,648         7,989         0            259
Flamingo West                Las Vegas         NV            10,788     1,730         5,266         0          1,201
Villa Borega                 Las Vegas         NV             7,170     2,896         8,774         0            273
Greenwood Village            Manorville        NY            17,698     3,667         9,414       484          3,433
Falcon Wood Village          Eugene            OR             5,200     1,112         3,426         0            164
Quail Hollow                 Fairview          OR                 0         0         3,249         0            161
Shadowbrook                  Clackamas         OR             6,320     1,197         3,693         0            125
Mt. Hood Village             Welches           OR                 0     1,817         5,733         0           (308)
Green Acres                  Breinigsville     PA            13,839     2,680         7,479         0          2,502
Fun n Sun                    San Benito        TX                 0     2,533             0       417          9,609
Tropic Winds                 Harlingen         TX                 0     1,221         3,809         0             82
All Seasons                  Salt Lake City    UT             3,491       510         1,623         0            207
Westwood Village             Farr West         UT             7,591     1,346         4,179         0          1,107
Meadows of Chantilly         Chantilly         VA            27,284     5,430        16,440         0          3,091
Kloshe Illahee               Federal Way       WA             6,222     2,408         7,286         0            209
                                                              Gross Amount Carried
                                                                  at Close of
                                                                 Period 12/31/03
                                                         ------------------------------
                                                                  Depreciable               Accumulated      Date of
        Real Estate          Location                      Land     Property      Total    Depreciation    Acquisition
----------------------------------------------------------------------------------------------------------------------
Winds of St. Armands North
 (fka Windmill North)        Sarasota          FL         1,523         6,335     7,858          (3,680)         1983
Winds of St. Armands South
 (fka Windmill South)        Sarasota          FL         1,106         3,913     5,019          (2,296)         1983
Five Seasons                 Cedar Rapids      IA         1,053         3,994     5,047          (1,065)         1998
Holiday Village, IA          Sioux City        IA           313         4,201     4,514          (2,400)         1986
Golf Vistas                  Monee             IL         2,843        10,134    12,977          (1,753)         1997
Willow Lake Estates          Elgin             IL         6,138        24,140    30,278          (7,160)         1994
Forest Oaks (fka Burns
 Harbor)                     Chesterton        IN           916         4,581     5,497          (1,693)         1993
Oak Tree Village             Portage           IN           569         3,554     4,123          (1,613)         1987
Windsong                     Indianapolis      IN         1,482         4,647     6,129          (1,118)         1998
Creekside                    Wyoming           MI         1,109         3,686     4,795            (763)         1998
Casa Village                 Billings          MT         1,192         5,530     6,722          (2,865)         1983
Del Rey                      Albuquerque       NM         1,926         6,521     8,447          (2,365)         1993
Bonanza                      Las Vegas         NV           908         3,430     4,338          (2,091)         1983
Boulder Cascade              Las Vegas         NV         2,995         9,814    12,809          (1,961)         1998
Cabana                       Las Vegas         NV         2,648         8,248    10,896          (2,648)         1994
Flamingo West                Las Vegas         NV         1,730         6,467     8,197          (1,861)         1994
Villa Borega                 Las Vegas         NV         2,896         9,047    11,943          (1,945)         1997
Greenwood Village            Manorville        NY         4,151        12,847    16,998          (2,156)         1998
Falcon Wood Village          Eugene            OR         1,112         3,590     4,702            (772)         1997
Quail Hollow                 Fairview          OR             0         3,410     3,410            (737)         1997
Shadowbrook                  Clackamas         OR         1,197         3,818     5,015            (863)         1997
Mt. Hood Village             Welches           OR         1,817         5,425     7,242            (377)         2002
Green Acres                  Breinigsville     PA         2,680         9,981    12,661          (4,718)         1988
Fun n Sun                    San Benito        TX         2,950         9,609    12,559          (1,707)         1998
Tropic Winds                 Harlingen         TX         1,221         3,891     5,112            (176)         2002
All Seasons                  Salt Lake City    UT           510         1,830     2,340            (421)         1997
Westwood Village             Farr West         UT         1,346         5,286     6,632          (1,161)         1997
Meadows of Chantilly         Chantilly         VA         5,430        19,531    24,961          (6,053)         1994
Kloshe Illahee               Federal Way       WA         2,408         7,495     9,903          (1,582)         1997

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                                 Costs Capitalized
                                                                                                    Subsequent to
                                                                         Initial Cost to            Acquisition
                                                                             Company               (Improvements)
                                                                       --------------------    ---------------------
                                                                                Depreciable             Depreciable
        Real Estate          Location                  Encumbrances     Land    Property       Land      Property
--------------------------------------------------------------------------------------------------------------------
Realty Systems, Inc.                                             0           0            0         0          4,191
Management Business                                              0           0          436         0          8,973
                                                       -------------------------------------------------------------
                                                        $1,076,184    $278,748     $850,290    $4,055       $182,003
                                                       -============================================================
                                                              Gross Amount Carried
                                                                  at Close of
                                                                 Period 12/31/03
                                                       --------------------------------
                                                                  Depreciable              Accumulated      Date of
        Real Estate          Location                    Land      Property      Total    Depreciation    Acquisition
----------------------------------------------------------------------------------------------------------------------
Realty Systems, Inc.                                          0         4,191      4,191              0           2002
Management Business                                           0         9,409      9,409         (8,349)          1990
                                                       ------------------------------------------------
                                                       $282,803    $1,032,293  1,301,505      ($272,497)
                                                       ================================================

NOTES:
(1) For depreciable property, the Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen year estimated life for building upgrades and a three-to-seven year estimated life for furniture and fixtures.
(2) The schedule excludes Properties in which the Company has a non-controlling joint venture interest and accounts for using the equity method of accounting.
(3) The balance of furniture and fixtures included in the total amounts was approximately $21.3 million as of December 31, 2003.
(4) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $1.2 billion, as of December 31, 2003.
(5) All Properties were acquired, except for Country Place Village, which was constructed.

                                  SCHEDULE III
                       MANUFACTURED HOME COMMUNITIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2003
                             (AMOUNTS IN THOUSANDS)

The changes in total real estate for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                                                 2003                 2002                 2001
                                                                              ----------           ----------           ----------
                         Balance, beginning of year .................         $1,296,007           $1,238,138           $1,218,176
                           Acquisitions(1) .........................              12,116              107,138               17,770
                           Improvements .............................             20,960               24,491               23,188
                           Dispositions(2) and other ...............             (13,987)             (73,760)             (20,996)
                                                                              ----------           ----------           ----------
                         Balance, end of year .......................         $1,315,096           $1,296,007           $1,238,138
                                                                              ==========           ==========           ==========

(1) Acquisitions for the year ended December 31, 2002 include the non-cash assumption by the Company of $47.9 million of mortgage debt.
(2) Dispositions and other for 2003 includes non-cash capitalization of legal fees of $5.3 million related to DeAnza Santa Cruz (see Note 5).


The changes in accumulated depreciation for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                                                    2003                2002                2001
                                                                                  --------            --------            --------
                         Balance, beginning of year ....................          $238,098            $211,878            $181,580
                           Depreciation expense ........................            39,409              37,188              35,205
                           Dispositions and other ......................            (5,010)            (10,968)             (4,907)
                                                                                  --------            --------            --------
                         Balance, end of year ..........................          $272,497            $238,098            $211,878
                                                                                  ========            ========            ========
