Form 10-Q
period 2004-03-31
MANUFACTURED HOME COMMUNITIES INC
filed 2004-05-10
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-11718

                       MANUFACTURED HOME COMMUNITIES, INC.
             (Exact name of registrant as specified in its Charter)

                  MARYLAND                                 36-3857664
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
              or organization)                                No.)

TWO NORTH RIVERSIDE PLAZA, SUITE 800, CHICAGO, ILLINOIS            60606
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

              22,894,525 shares of Common Stock as of May 6, 2004.

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS

                          PART I - FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                                                                                 Page
                                                                                                                 ----
    Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003.........................    3

    Consolidated Statements of Operations for the quarters ended March 31, 2004 and 2003 (unaudited)...........    4

    Consolidated Statements of Cash Flows for the quarters ended March 31, 2004 and 2003 (unaudited)...........    6

    Notes to Consolidated Financial Statements.................................................................    7

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................................................    21

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................    30

ITEM 4.    Controls and Procedures............................................................................    30

                                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................................................    30

ITEM 6.    Exhibits and Reports on Form 8-K...................................................................    30

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      MARCH 31
                                                                                        2004               DECEMBER 31,
                                                                                     (UNAUDITED)              2003
                                                                                   ---------------        -------------
ASSETS
Investment in real estate:
   Land....................................................................        $       369,267        $     282,803
   Land improvements.......................................................              1,173,216              911,176
   Buildings and other depreciable property................................                122,289              121,117
                                                                                   ---------------        -------------
                                                                                         1,664,772            1,315,096
   Accumulated depreciation................................................               (283,155)            (272,497)
                                                                                   ---------------        -------------
     Net investment in real estate.........................................              1,381,617            1,042,599
Cash and cash equivalents..................................................                 17,423              325,740
Notes receivable...........................................................                 12,193               11,551
Investment in and advances to joint ventures...............................                 50,588               18,828
Rents receivable, net......................................................                  2,454                2,385
Deferred financing costs, net..............................................                 14,836               14,164
Inventory..................................................................                 33,443               31,604
Prepaid expenses and other assets..........................................                 39,227               27,044
                                                                                   ---------------        -------------
   Total assets............................................................        $     1,551,781        $   1,473,915
                                                                                   ===============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable..................................................        $     1,307,175        $   1,076,183
   Unsecured line of credit................................................                 35,000                   --
   Other notes payable.....................................................                    113                  113
   Accounts payable and accrued expenses...................................                 34,151               27,815
   Accrued interest payable................................................                  7,526                5,978
   Rents received in advance and security deposits.........................                 19,204                6,616
   Distributions payable...................................................                    441              224,696
                                                                                   ---------------        -------------
     Total liabilities.....................................................              1,403,610            1,341,401
                                                                                   ---------------        -------------
Commitments and contingencies

Minority interest - Common OP Units and other..............................                  9,282                1,716
Minority interest - Perpetual Preferred OP Units...........................                125,000              125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued.............................                     --                   --
   Common stock, $.01 par value
     50,000,000 shares authorized; 22,881,038 and 22,563,348
     shares issued and outstanding for 2004 and 2003, respectively.........                    223                  222
   Paid-in capital.........................................................                266,383              263,066
   Deferred compensation...................................................                   (412)                (494)
   Distributions in excess of accumulated earnings.........................               (252,305)            (256,996)
                                                                                   ---------------        -------------
     Total stockholders' equity............................................                 13,889                5,798
                                                                                   ---------------        -------------
   Total liabilities and stockholders' equity..............................        $     1,551,781        $   1,473,915
                                                                                   ===============        =============

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                      MARCH 31,             MARCH 31,
                                                                                        2004                  2003
                                                                                   -------------          -------------
PROPERTY OPERATIONS:
     Community base rental income..........................................        $      50,823          $      49,361
     Resort base rental income.............................................               12,425                  4,077
     Utility and other income..............................................                6,526                  5,331
                                                                                   -------------          -------------
         Property operating revenues.......................................               69,774                 58,769

     Property operating and maintenance....................................               21,014                 16,727
     Real estate taxes.....................................................                5,507                  4,638
     Property management...................................................                2,846                  2,351
                                                                                   -------------          -------------
         Property operating expenses.......................................               29,367                 23,716
                                                                                   -------------          -------------
         Income from property operations...................................               40,407                 35,053

HOME SALES OPERATIONS:
     Gross revenues from inventory home sales..............................                7,538                  4,092
     Cost of inventory home sales..........................................               (7,016)                (3,461)
                                                                                   -------------          -------------
         Gross profit from inventory home sales............................                  522                    631
     Brokered resale revenues, net.........................................                  492                    376
     Home selling expenses.................................................               (2,073)                (1,894)
     Ancillary services revenues, net......................................                  912                    482
                                                                                   -------------          -------------
         Loss from home sales and other....................................                 (147)                  (405)

OTHER INCOME AND EXPENSES:
     Interest income.......................................................                  453                    261
     Income from unconsolidated joint ventures and other...................                1,258                    589
     General and administrative............................................               (2,212)                (1,932)
     Interest and related amortization.....................................              (20,393)               (12,393)
     Depreciation on corporate assets......................................                 (377)                  (310)
     Depreciation on real estate assets and other costs....................              (10,682)                (8,904)
     Gain on sale of properties and other..................................                  638                    ---
                                                                                   -------------          -------------
         Total other income and expenses...................................              (31,315)               (22,689)
                                                                                   -------------          -------------

         Income before allocation to Minority Interests....................                8,945                 11,959

MINORITY INTERESTS:
     (Income) allocated to Common OP Units.................................               (1,156)                (1,776)
     (Income) allocated to Perpetual Preferred OP Units....................               (2,813)                (2,813)
                                                                                   -------------          -------------

         Income from continuing operations.................................                4,976                  7,370

DISCONTINUED OPERATIONS:
     Discontinued operations...............................................                  ---                    502
     Depreciation on discontinued operations...............................                  ---                   (129)
     Minority interests on discontinued operations.........................                  ---                    (71)
                                                                                   -------------          -------------

         Income from discontinued operations...............................                  ---                    302
                                                                                   -------------          -------------

         NET INCOME AVAILABLE FOR COMMON SHARES............................        $       4,976          $       7,672
                                                                                   =============          =============

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                 FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   MARCH 31, 2004        MARCH 31, 2003
                                                                                   --------------        --------------
EARNINGS PER COMMON SHARE - BASIC:
     Income from continuing operations.....................................        $         .22          $         .34
     Income from discontinued operations...................................                   --                    .01
                                                                                   -------------          -------------
     Net income available for Common Shares................................        $         .22          $         .35
                                                                                   =============          =============

EARNINGS PER COMMON SHARE - FULLY DILUTED:
     Income from continuing operations.....................................        $         .21          $         .33
     Income from discontinued operations...................................                   --                    .01
                                                                                   -------------          -------------
     Net income available for Common Shares................................        $         .21          $         .34
                                                                                   =============          =============

     Distributions declared per Common Share outstanding...................        $       .0125          $       . 495
                                                                                   =============          =============

     Weighted average Common Shares outstanding - basic....................               22,674                 21,918
                                                                                   =============          =============
     Weighted average Common Shares outstanding - fully diluted............               28,521                 27,740
                                                                                   =============          =============

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     MARCH 31,              MARCH 31,
                                                                                       2004                   2003
                                                                                   -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income............................................................        $       4,976          $       7,672
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to Minority Interests............................                3,969                  4,660
         Gain on sale of properties and other..............................                 (638)                   ---
         Depreciation and amortization expense.............................               11,584                  9,567
         Equity in income of unconsolidated joint ventures.................                 (740)                  (584)
         Amortization of deferred compensation and other...................                  641                  1,271
         Increase in provision for uncollectible rents receivable..........                  133                    157
     Changes in assets and liabilities:
         Decrease (increase) in rents receivable...........................                  345                   (152)
         Increase in inventory.............................................                 (702)                (1,987)
         Increase in prepaid expenses and other assets.....................               (2,826)                  (595)
         Increase in accounts payable and accrued expenses.................                1,315                    575
         Increase in rents received in advance and security deposits.......                3,024                  2,512
                                                                                   -------------          -------------
     Net cash provided by operating activities.............................               21,081                 23,096
                                                                                   -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of rental properties......................................             (100,900)                   ---
     Proceeds from disposition of asset....................................                  671
     (Investments in) distributions from joint ventures....................              (31,316)                   341
     Funding of notes receivable...........................................                 (611)                  (688)
     Improvements:
         Improvements - corporate..........................................                 (118)                   (78)
         Improvements - rental properties..................................               (2,674)                (3,017)
         Site development costs............................................               (2,571)                (1,491)
                                                                                   -------------          -------------
     Net cash used in investing activities.................................             (137,519)                (4,933)
                                                                                   -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from stock options and employee stock purchase plan......                3,529                  1,620
     Distributions to Common Stockholders, Common OP Unitholders and
         Perpetual Preferred OP Unitholders................................             (227,420)               (15,896)
     Collection of principal payments on employee notes....................                                       1,279
     Line of credit:
         Proceeds..........................................................               50,000                 15,000
         Repayments........................................................              (15,000)               (13,000)
     Principal payments....................................................               (1,793)                (1,230)
     Debt issuance costs...................................................               (1,195)                  (461)
                                                                                   -------------          -------------
     Net cash used in financing activities.................................             (191,879)               (12,688)
                                                                                   -------------          -------------
Net (decrease) increase in cash and cash equivalents.......................             (308,317)                 5,475
Cash and cash equivalents, beginning of period.............................              325,740                  7,270
                                                                                   -------------          -------------
Cash and cash equivalents, end of period...................................        $      17,423          $      12,745
                                                                                   =============          =============

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest...................................        $      18,294          $      12,275
                                                                                   =============          =============

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.

DEFINITION OF TERMS:

         Manufactured Home Communities, Inc., together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries ("Subsidiaries"), are referred to herein as the "Company", "MHC", "we", "us", and "our". Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K (the "2003 Form 10-K") for the year ended December 31, 2003.

PRESENTATION:

         These unaudited Consolidated Financial Statements of MHC, a Maryland corporation, have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2003 Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2003 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation

         The Company consolidates its majority owned subsidiaries in which it has the ability to control the operations of the subsidiaries and all variable interest entities for which the Company is the primary beneficiary. All inter-company transactions have been eliminated in consolidation. The Company's acquisitions were all accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations".

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in the company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the VIE's expected losses or receives a majority of the entity's expected residual returns if they occur, or both. The adoption of FIN 46 had no effect on the Company.

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

                       MANUFACTURED HOME COMMUNITIES, INC.

(d) Inventory

         Inventory consists of new and used manufactured homes, is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the manufactured home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Resale revenues are stated net of commissions paid to employees of $256,000 for the quarter ended March 31, 2004.

(e) Real Estate

         In accordance with SFAS No. 141, the Company allocates the purchase price of real estate to land, land improvements, building and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to land improvements, building and other intangible assets over their estimated useful lives, which generally range from three to thirty years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term, which includes an estimated probability of lease renewal. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized and then expensed over their estimated useful life.

         We evaluate our Properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a Property over the anticipated holding period is less than its carrying value. Upon determination that a permanent impairment has occurred, the applicable Property is reduced to fair value. For the quarters ended March 31, 2004 and 2003, permanent impairment conditions did not exist at any of our Properties.

         For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time the Company has a commitment to sell the property and/or is actively marketing the property for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. The Company accounts for its properties held for disposition in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, the results of operations for all assets sold or held for sale after January 1, 2003 have been classified as discontinued operations in all periods presented. The gain on sale of discontinued operations is included in the gain on sale of properties and other.

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

                       MANUFACTURED HOME COMMUNITIES, INC.

(f) Notes Receivable

         Notes receivable generally are stated at their outstanding unpaid principal balances, net of any deferred fees or costs on originated loans, or unamortized discounts or premiums net of a valuation allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases we finance the sale of homes to our residents (referred to as "Chattel Loans") which loans are secured by the homes. The valuation allowance for the Chattel Loans is calculated based on a comparison of the outstanding principal balance of each note compared to the N.A.D.A. value and the current market value of the underlying manufactured home collateral.

(g) Investments in and Advances to Joint Ventures

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

                       MANUFACTURED HOME COMMUNITIES, INC.

         The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2004 and 2003 (amounts in thousands):

                                                                                     MARCH 31,           MARCH 31,
                                                                                       2004                2003
                                                                                   ------------        ------------
NUMERATORS:
     INCOME FROM CONTINUING OPERATIONS:
         Income from continuing operations - basic.........................        $      4,976        $      7,370
         Amounts allocated to dilutive securities..........................               1,156               1,776
                                                                                   ------------        ------------
         Income from continuing operations - fully diluted.................        $      6,132        $      9,146
                                                                                   ============        ============

     INCOME FROM DISCONTINUED OPERATIONS:
         Income from discontinued operations - basic.......................        $        ---        $        302
         Amounts allocated to dilutive securities..........................                 ---                  71
                                                                                   ------------        ------------
         Income from discontinued operations - fully diluted...............        $        ---        $        373
                                                                                   ============        ============

     NET INCOME AVAILABLE FOR COMMON SHARES - FULLY DILUTED:
         Net income available for Common Shares - basic....................        $      4,976        $      7,672
         Amounts allocated to dilutive securities..........................               1,156               1,847
                                                                                   ------------        ------------
         Net income available for Common Shares - fully diluted............        $      6,132        $      9,519
                                                                                   ============        ============

DENOMINATOR:
     Weighted average Common Shares outstanding - basic....................              22,674              21,918
     Effect of dilutive securities:
         Redemption of Common OP Units for Common Shares...................               5,312               5,358
         Employee stock options and restricted shares......................                 535                 464
                                                                                   ------------        ------------
     Weighted average Common Shares outstanding - fully diluted............              28,521              27,740
                                                                                   ============        ============

NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

         On January 16, 2004, we paid a one-time special distribution of $8.00 per share payable to stockholders of record on January 8, 2004. We used proceeds from the $501 million borrowing in October, 2003 to pay the special distribution. The special cash dividend will be reflected on stockholders' 2004 1099-DIV to be issued in January, 2005.

         In connection with the $501 million borrowing and subsequent special distribution, on February 27, 2004, the Company contributed all of its assets to MHC Trust, a newly formed Maryland real estate investment trust, including its entire partnership interest in MHC Operating Limited Partnership. In exchange for its contribution, the Company was issued all of the outstanding common and preferred stock of MHC Trust. As a result of the restructuring, MHC will continue to qualify as a real estate investment trust under the Code, with its assets consisting of interests in MHC Trust. MHC Trust, in turn, will also qualify as a real estate investment trust under the Code and will be the General Partner of the Operating Partnership.

         On April 9, 2004, the Company paid a $.0125 per share distribution for the quarter ended March 31, 2004 to stockholders of record on March 26, 2004. The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid on March 31, 2004.

                       MANUFACTURED HOME COMMUNITIES, INC.

NOTE 4 - INVESTMENT IN REAL ESTATE

         During the quarter ended March 31, 2004, we acquired 43 Properties as listed in the table below. The combined investment in these 43 properties was approximately $345 million and was funded with monies held in short-term investments and additional debt. (amounts in millions, except for total sites)

                                                                                    PURCHASE                      NET
   CLOSING DATE          PROPERTY             LOCATION           TOTAL SITES         PRICE         DEBT          EQUITY
-----------------    ----------------     ----------------       -----------      -----------    ---------    ------------
ACQUISITIONS:
January 15, 2004     O'Connell's (a)      Amboy, IL                   668          $   6.6       $    5.0     $    1.6
January 30, 2004     Spring Gulch (a)     New Holland, PA             420              6.4            4.8          1.2
February 3, 2004     Paradise (a)         Mesa, AZ                    950             25.7           20.0          5.0
February 18, 2004    Twin Lakes (a)       Chocowinity, NC             400              5.2            3.8          1.4
February 19, 2004    Lakeside (a)         New Carlisle, IN             95              1.7            ---          1.7
February 5, 2004     Shangri La           Largo, FL                   160                 (b)         4.5             (b)
February 5, 2004     Terra Ceia           Palmetto, FL                203                 (b)         2.6             (b)
February 5, 2004     Southernaire         Mt. Dora, FL                134                 (b)         2.1             (b)
February 5, 2004     Sixth Avenue         Zephryhills, FL             140                 (b)         2.3             (b)
February 5, 2004     Suni Sands           Yuma, AZ                    336                 (b)         3.2             (b)
February 5, 2004     Topic's              Spring Hill, FL             230                 (b)         2.2             (b)
February 5, 2004     Coachwood Colony     Leesburg, FL                200                 (b)         4.3             (b)
February 5, 2004     Waterway             Cedar Point, NC             336                 (b)         6.3             (b)
February 5, 2004     Desert Paradise      Yuma, AZ                    260                 (b)         1.5             (b)
February 5, 2004     Goose Creek          Newport, NC                 598                 (b)        12.6             (b)
February 17, 2004    NHC Portfolio (c)    Various                  11,357            235.0          159.0         69.0

         (a) We assumed inventory of approximately $419,000, rents received in advance of approximately $2.4 million and other liabilities of approximately $432,000 in connection with the acquisition of O'Connell's, Spring Gulch, Paradise, Twin Lakes and Lakeside (the "Other 2004 Acquisitions").

         (b) The portfolio was acquired for a total purchase price of $64 million and $20.9 million of net equity. The transaction was funded partially through loans obtained on the individual properties as shown in the table. In addition, we assumed approximately $1.1 million of rents received in advance and approximately $421,000 of other liabilities.

         (c) The NHC Portfolio consists of 28 vacation resort properties, containing 11,357 sites. Twenty of the properties are located in Florida, six in Texas, and two in California. The acquisition was funded with monies held in short-term investments and $50 million drawn from the Company's line of credit. Beginning in 1996, a series of partnerships were formed between "NHC" entities and "PAMI" (the former General Partner of NHC) entities. A trial on all claims between NHC and PAMI, including whether NHC had the authority to consummate the transaction with the Company was held on April 15 and 16, 2004. The Company continues to believe in the merit of NHC's claims and defenses. Under the terms and conditions of the partnership agreements, on February 17, 2004, $69 million was paid to acquire the PAMI entities' interests. Principals of the NHC entities will continue to operate the properties under a management agreement with the Company and maintain an approximate 7% equity position in the new entity. The existing dispute is related to the PAMI entities' desire to liquidate their investments. The Company, after advice from its legal counsel, believes that there is substantial merit to its' position that the NHC Portfolio transaction is valid. Accordingly, the Company has treated the NHC Portfolio transaction as an acquisition in the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.

The following table presents the preliminary estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition of NHC on February 17, 2004 and the summarized revenues and expenses of NHC for the period February 17, 2004 through March 31, 2004 (amounts in thousands).

ASSETS
Land....................................................................    $      58,798
Land improvements, Buildings and other depreciable property.............          176,545
Cash and cash equivalents...............................................            3,842
Notes receivable........................................................               31
Rents receivable........................................................              547
Inventory...............................................................              718
Prepaid expenses and other assets.......................................            4,343
                                                                            -------------
     Total assets assumed...............................................          244,824

LIABILITIES
Mortgage notes payable..................................................          159,003
Accounts payable and accrued expenses...................................            4,388
Accrued interest payable................................................              614
Rents received in advance...............................................            6,051
                                                                            -------------
     Total liabilities assumed..........................................          170,056

Minority Interest ......................................................            5,600
                                                                            -------------

Cash paid...............................................................    $      69,168
                                                                            =============

REVENUES AND EXPENSES
Resort base rental income...............................................    $       5,679
Utility and other income................................................              543
                                                                            -------------
  Property operating revenues...........................................            6,222

Property operating and maintenance......................................            2,538
Real estate taxes.......................................................              334
Property management.....................................................              394
                                                                            -------------
  Property operating expenses...........................................            3,266
                                                                            -------------
     Income from property operations....................................            2,956

Income from home sales and other........................................              534
Interest and related amortization expense...............................           (1,461)
Depreciation on corporate assets........................................              (52)
Depreciation on real estate.............................................             (561)
                                                                            -------------

     Income before allocation to minority interests.....................    $       1,416
                                                                            =============

         All acquisitions have been accounted for utilizing the purchase method of accounting, and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be recorded within one year following the acquisitions. We acquired all of these Properties from unaffiliated third parties.

                       MANUFACTURED HOME COMMUNITIES, INC.

         The following table illustrates the effect on net income and earnings per share if the Company had consummated the acquisitions during the quarter ended March 31, 2004 on January 1, 2004 and 2003, respectively (in thousands, except per share amounts):

                                                             For the Quarters Ended March 31,
                                                               2004                    2003
                                                           -------------           ------------
Pro Forma Information:
Property operating revenues............................    $      78,032           $     74,043
                                                           =============           ============

Income from continuing operations......................    $       6,798           $      9,255
                                                           =============           ============

Net income available for common shares.................    $       6,798           $      9,557
                                                           =============           ============

Earnings per Common Share - Basic:
  Income from continuing operations....................    $         .30           $        .42
  Net income available for Common Shares...............    $         .30           $        .44

Earnings per Common Share - Fully Diluted:
  Income from continuing operations....................    $         .29           $        .41
  Net income available for Common Shares...............    $         .29           $        .43

         The Company is actively seeking to acquire additional manufactured home communities and resort communities and currently is engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages which may include contracts outstanding to acquire certain manufactured home communities and resort communities which are subject to satisfactory completion of the Company's due diligence review.

NOTE 5 - NOTES RECEIVABLE

         As of March 31, 2004 and December 31, 2003, the Company had approximately $12.2 million and $11.6 million in notes receivable, respectively. The Company has approximately $11.6 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.9%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by manufactured homes at certain of the Properties. The Company has approximately $450,000 in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of Common OP Units and partnership interests in certain joint ventures.

NOTE 6 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES

         On February 3, 2004, the Company invested approximately $29.7 million in preferred equity interests (the "Mezzanine Investment") in six entities controlled by Diversified Investments, Inc. ("Diversified"). These entities own in the aggregate 11 properties, containing 5,054 sites. Approximately $11.7 million of the Mezzanine Investment accrues at a per annum average rate of 10%, with a minimum pay rate of 6.5%, payable quarterly, and approximately $17.9 million of the Mezzanine Investment accrues at a per annum average rate of 11%, with a minimum pay rate of 7%, payable quarterly. To the extent the minimum pay rates on the respective Mezzanine Investments are not achieved, the accrual rates increase to 12% and 13%, respectively. The Company can acquire these properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006. In addition, the Company has invested approximately $1.4 million in the Diversified entities managing these 11 properties, which is included in prepaid expenses and other assets on the Company's Consolidated Balance Sheet as of March 31, 2004.

                       MANUFACTURED HOME COMMUNITIES, INC.

         During the quarter ended March 31, 2004, the Company invested approximately $1.4 million with Diversified in four separate property owning entities. The Company can acquire these properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006. In addition, the Company recorded approximately $584,000 and $353,000 of net income from joint ventures in the quarters ended March 31, 2004 and 2003, respectively, and received approximately $341,000 and $167,000 in distributions for the quarters ended March 31, 2004 and 2003, respectively. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

The following table summarizes the Company's investments in unconsolidated joint ventures:

                                                       NUMBER OF       ECONOMIC             INVESTMENT AS OF
     PROPERTY                    LOCATION                SITES        INTEREST (a)    MAR 31, 2004         DEC 31, 2003
-------------------          -----------------         ---------      ------------    ------------         -------------
                                                                                               (in thousands)
Lake Myers                   Mocksville, NC               425              25%        $        378           $    ---
Pine Haven                   Ocean View, NJ               625              25%                 391                ---
Twin Mills                   Howe, IN                     501              25%                 245                ---
Plymouth Rock                Elkhart Lake, WI             609              25%                 412                ---
Trails West                  Tucson, AZ                   503              50%               1,757              1,752
Plantation                   Calimesa, CA                 385              50%               2,810              2,825
Manatee                      Bradenton, FL                290              90%                  35                 45
Home                         Hallandale, FL               136              90%               1,043              1,082
Villa del Sol                Sarasota, FL                 207              90%                 655                654
Voyager RV Resort            Tucson, AZ                   ---              25%               4,566              4,412
Preferred Interests in College Heights                    ---              17%               8,128              8,058
Mezzanine Investments                                   5,054                               30,168                ---
                                                        -----                         ------------           --------
                                                        8,735                         $     50,588           $ 18,828
                                                        =====                         ============           ========

(a) The percentages shown approximate the Company's economic interest. The Company's legal interest may differ.

NOTE 7 - LONG-TERM BORROWINGS

         As of March 31, 2004 and December 31, 2003, the Company had outstanding mortgage indebtedness of approximately $1,307 million and $1,076 million, respectively, encumbering 156 and 114 of the Company's Properties, respectively. As of March 31, 2004 and December 31, 2003, the carrying value of such Properties was approximately $1,487 million and $1,124 million, respectively.

         The outstanding mortgage indebtedness as of March 31, 2004 consists of:

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

                       MANUFACTURED HOME COMMUNITIES, INC.

- A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 28 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and bears interest at 7.015% per annum. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is presented net of a settled hedge of $3.0 million (net of accumulated amortization of $384,000 which is being amortized into interest expense over the life of the loan.

- A $91.2 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $48.8 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owed by MHC Stagecoach L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures September 1, 2011.

- A $44.3 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC Bay Indies, L.L.C. The Bay Indies Mortgage bears interest at 5.69% per annum, amortizes over 25 years and matures April 17, 2013.

- A $15.3 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- Approximately $158 million of mortgage debt (the "NHC Mortgages"), consisting of 28 loans collateralized by 28 Properties. The NHC Mortgage was recorded at fair market value with the related premium being amortized over the life of the loan using the effective interest rate. The NHC Mortgage bears interest at an average rate of 5.14% per annum, amortizes over 30 years and matures at various dates through November 1, 2027.

- Approximately $41.6 million of mortgage debt (the "Diversified Mortgages"), consisting of 10 loans collateralized by 10 Properties, beneficially owned by separate legal entities that are Subsidiaries of the Company. The Diversified Mortgage bears interest at a rate of 5.81% per annum, amortizes over 30 years and matures March 1, 2014.

- Approximately $143.9 million of mortgage debt on 24 other Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate. Scheduled maturities for the outstanding indebtedness are at various dates through November 30, 2020, and fixed interest rates range from 5.25% to 9.3% per annum. Included in this debt, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997. Approximately $33 million of this debt was assumed in the acquisition of four Properties during the quarter ended March 31, 2004 (see Note 4).

         We have an unsecured Line of Credit with a group of banks (the "Line of Credit") with a total facility of $110 million, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.65% that matures on August 9, 2006. We pay a quarterly fee on the average unused amount of the total facility equal to 0.15% of such amount. As of March 31, 2004, $75 million was available under the Line of Credit.

                       MANUFACTURED HOME COMMUNITIES, INC.

NOTE 8 - STOCK-BASED COMPENSATION

         We account for our stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", which results in compensation expense being recorded based on the fair value of the stock option compensation issued. SFAS No. 148 provided three possible transition methods for changing to the fair value method. Effective January 1, 2003, we elected to use the modified-prospective method, which required that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted, or settled in fiscal years beginning after December 15, 1994. Stock-based compensation expense was approximately $683,000 and $536,000 for the quarters ended March 31, 2004 and 2003, respectively.

         Pursuant to the Stock Option Plan as discussed in Note 14 to the 2003 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the quarter ended March 31, 2004, Options for 107,623 shares of common stock were exercised.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

                       MANUFACTURED HOME COMMUNITIES, INC.

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

         On November 3, 2003, the State filed a Notice of Appeal with the Supreme Court of the State of Delaware (the "Supreme Court"), appealing a portion of the Court's order denying the State's Motion for Summary Judgment. The State's appeal was limited to the single issue of whether the Company has the right to eliminate "rent cap" provisions contained in certain existing leases upon automatic renewal of the leases in accordance with Delaware law. Following oral argument in the matter before a three-justice panel of the Supreme Court, on March 17, 2004, the Supreme Court issued an order affirming the Company's right to eliminate these "rent cap" provisions. The State subsequently filed a motion for rehearing en banc, and on April 21, 2004, the Supreme Court granted the State's motion. The Supreme Court has designated the appeal for decision upon the briefs, and has indicated that the appeal may be considered to be under submission for decision as of May 11, 2004.

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

                       MANUFACTURED HOME COMMUNITIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the three months ended March 31, 2004 compared to the corresponding period in 2003. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2003 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

RESULTS OF OPERATIONS

PROPERTY ACQUISITIONS, JOINT VENTURES AND DISPOSITIONS

         The following chart lists the Properties acquired, invested in, or sold since January 1, 2003. The Company defines its core manufactured home community portfolio ("Core Portfolio") as manufactured home Properties owned throughout both periods of comparison. Excluded from the Core Portfolio are any Properties acquired or sold during the period and also any recreational vehicle resorts ("Resorts") which, together, are referred to as the "Non-Core" Properties.

                         PROPERTY                                TRANSACTION DATE            SITES
-----------------------------------------------------------      ----------------            -----
TOTAL SITES AS OF JANUARY 1, 2003..........................                                  51,582

ACQUISITIONS:
     Toby's................................................      December 3, 2003               379
     Araby Acres...........................................      December 15, 2003              337
     Foothill .............................................      December 15, 2003              180
     O'Connell's ..........................................      January 15, 2004               668
     Spring Gulch..........................................      January 30, 2004               420
     Paradise..............................................      February 3, 2004               950
     Twin Lakes............................................      February 18, 2004              400
     Lakeside..............................................      February 19, 2001               95
     Shangri La............................................      February 5, 2004               160
     Terra Ceia............................................      February 5, 2004               203
     Southernaire..........................................      February 5, 2004               134
     Sixth Avenue..........................................      February 5, 2004               140
     Suni Sands............................................      February 5, 2004               336
     Topic's...............................................      February 5, 2004               230
     Coachwood Colony......................................      February 5, 2004               200
     Waterway..............................................      February 5, 2004               336
     Desert Paradise.......................................      February 5, 2004               260
     Goose Creek...........................................      February 5, 2004               598
     NHC...................................................      February 17, 2004           11,357

                             (table continued on next page)

                       MANUFACTURED HOME COMMUNITIES, INC.

                          (table continued from prior page)

                         PROPERTY                                TRANSACTION DATE            SITES
-----------------------------------------------------------      ----------------            -----
JOINT VENTURES:
     Lake Myers............................................      December 18, 2003              425
     Pine Haven............................................      January 21, 2004               625
     Twin Mills............................................      January 27, 2004               501
     Plymouth Rock.........................................      February 10, 2004              609

MEZZANINE INVESTMENT:
     Fiesta Grande I &II                                         February 3, 2004               767
     Tropical Palms                                              February 3, 2004               297
     Island Vista Estates                                        February 3, 2004               617
     Foothills West                                              February 3, 2004               188
     Capri                                                       February 3, 2004               300
     Casita Verde                                                February 3, 2004               192
     Rambler's Rest                                              February 3, 2004               647
     Venture In                                                  February 3, 2004               389
     Scenic                                                      February 3, 2004               224
     Clerbrook                                                   February 3, 2004             1,255
     Inlet Oaks                                                  February 3, 2004               178

EXPANSION SITE DEVELOPMENT AND OTHER:
     Sites added or reconfigured in 2003...................                                     (35)

DISPOSITIONS:
     Independence Hill.....................................      June 6, 2003                  (203)
     Brook Gardens.........................................      June 6, 2003                  (424)
     Pheasant Ridge........................................      June 30, 2003                 (101)
                                                                                             ------
TOTAL SITES AS OF MARCH 31, 2004...........................                                  75,416
                                                                                             ======

TRENDS

         Occupancy in our Properties as well as our ability to increase rental rates directly affect revenues. In 2004, occupancy in our Core Portfolio decreased 2.3%. Also during 2004, average monthly base rental rates for the Core Portfolio increased approximately 4.7%. We project continued growth during 2004 in our Core Portfolio performance. Core Portfolio base rental-rate growth is expected to be approximately 3%. These projections would result in growth of approximately 2% to 2.5% in Core Portfolio income from operations (also referred to as net operating income or "NOI").

                       MANUFACTURED HOME COMMUNITIES, INC.

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

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The objective of FIN 46 is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in the company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the VIE's expected losses or receives a majority of the entity's expected residual returns if they occur, or both. The adoption of FIN 46 had no effect on the Company in 2003 and 2004.

                       MANUFACTURED HOME COMMUNITIES, INC.

         We account for our stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", which results in compensation expense being recorded based on the fair value of the stock option compensation issued. SFAS No. 148 provided three possible transition methods for changing to the fair value method. Effective January 1, 2003, we elected to use the modified-prospective method, which required that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted, or settled in fiscal years beginning after December 15, 1994.

COMPARISON OF THE QUARTER ENDED MARCH 31, 2004 TO THE QUARTER ENDED MARCH 31,
2003

     Since December 31, 2002, the gross investment in real estate has increased from $1,296 million to $1,665 million. The total number of sites owned, controlled, or in which the Company holds an investment, has increased from 51,582 as of December 31, 2002 to 75,416 as of March 31, 2004.

PROPERTY OPERATIONS:

     The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the quarters ended March 31, 2004 and 2003.

                                                    CORE PORTFOLIO                               TOTAL PORTFOLIO
                                      ------------------------------------------    ------------------------------------------
                                                           INCREASE/        %                             INCREASE/      %
      (dollars in thousands)           2004       2003    (DECREASE)      CHANGE      2004     2003      (DECREASE)    CHANGE
                                      -------    -------  ---------       ------    -------  ---------    --------     -------
Community base rental income ......   $50,521    $49,361  $   1,160         2.4%    $50,823  $  49,361      1,462         3.0%
Resort base rental income .........        96         82         14        17.1%     12,425      4,077      8,348       204.8%
Utility and other income ..........     5,419      4,931        488         9.9%      6,526      5,331      1,195        22.4%
                                      -------    -------  ---------        ----     -------  ---------    -------       -----
     Property operating revenues ..    56,036     54,374      1,662         3.1%     69,774     58,769     11,005        18.7%

Property operating and
     maintenance ..................    15,335     14,690        645         4.4%     21,014     16,727      4,287        25.6%
Real estate taxes .................     4,801      4,401        400         9.1%      5,507      4,638        869        18.7%
Property management ...............     2,163      2,176        (13)       (0.6%)     2,846      2,352        494        21.0%
                                      -------    -------  ---------        ----     -------  ---------    -------       -----
     Property operating expenses ..    22,299     21,267      1,032         4.9%     29,367     23,717      5,650        23.8%
                                      -------    -------  ---------        ----     -------  ---------    -------       -----

Income from property operations ...   $33,737    $33,107  $     630         1.9%    $40,407  $  35,052      5,355        15.3%
                                      =======    =======  =========        ====     =======  =========    =======       =====

Site and Occupancy Information (1):

Average total sites ...............    43,142     43,133          9         .02%     43,546     43,133        413         1.0%
Average occupied sites ............    38,925     39,802       (877)       (2.3%)    39,318     39,802       (484)       (1.2%)
Occupancy % .......................      90.2%      92.3%      (2.1%)      (2.1%)      90.3%      92.3%      (2.0%)      (2.0%)
Monthly base rent per site ........   $432,63    $413,39  $   19.24         4.7%    $430.86  $   413.39    $ 17.47         4.2%

Total sites
      As of March 31, .............    43,143     43,133         10         .02%     44,140     43,861        279          .6%
Total occupied sites
      As of March 31, .............    38,882     39,729       (847)       (2.1%)    39,863     40,399       (536)       (1.3%)

(1) Site and occupancy information excludes Resort sites and Properties owned through joint ventures.

                       MANUFACTURED HOME COMMUNITIES, INC.

Property Operating Revenues

         The 2.4% increase in Community base rental income for the Core Portfolio reflects a 4.7% increase in monthly base rent per site coupled with a 2.3% decrease in average occupied sites. The increase in utility and other income for the Core Portfolio is due primarily to increases in utility income, which resulted from higher expenses for these items.

Property Operating Expenses

         The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in property payroll, repair and maintenance, administrative, and insurance and other expenses. Utility expense also increased, but was offset by an increase in utility income. The increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, remained stable.

HOME SALES OPERATIONS:

         The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended March 31, 2004 and 2003.

                                                                HOME SALES OPERATIONS
                                               ------------------------------------------------------
                                                                           INCREASE/
          (dollars in thousands)                2004           2003        (DECREASE)       % CHANGE
                                               -------        -------      ----------       ---------
     Gross revenues from new home sales        $ 6,798        $ 3,609        $ 3,189           88.4%
     Cost of new home sales ...............     (6,293)        (2,976)        (3,317)        (111.5%)
                                               -------        -------        -------         ------
     Gross profit from new home sales .....        505            633           (128)         (20.2%)

     Gross revenues from used home sales ..        740            483            257           53.2%
     Cost of used home sales ..............       (723)          (485)          (238)         (49.1%)
                                               -------        -------        -------         ------
     Gross profit from used home sales ....         17             (2)            19          950.0%

     Brokered resale revenues, net ........        492            376            116           30.9%
     Home selling expenses ................     (2,073)        (1,894)          (179)          (9.5%)
     Ancillary services revenues, net .....        912            482            430           89.2%
                                               -------        -------        -------         ------

     Loss from home sales and other .......    $  (147)       $  (405)       $   258           63.7%
                                               =======        =======        =======         ======

HOME SALES VOLUMES:
       New home sales .....................         94             52             42           80.8%
       Used home sales ....................         76             32             44          137.5%
       Brokered home resales ..............        329            260             69           26.5%

         New home sales gross profit reflects an 80.8% increase in sales volume coupled with a 10.1% decrease in the gross margin due to the liquidation of aging inventory in the West region. The average selling price of new homes increased $3,000 or 4.3% compared to 2003. Used home gross profit reflects an increase in sales volume, partially offset by a decrease in gross margin on used home sales. Brokered resale revenues reflects increased sales volume. The 9.5% increase in home selling expenses primarily reflects increased insurance costs. The increase in ancillary service revenues primarily relates to the NHC acquisition.

                       MANUFACTURED HOME COMMUNITIES, INC.

OTHER INCOME AND EXPENSES:

         The increase in other income and expenses reflects increased interest income on short-term investments, increased equity in income from joint ventures resulting from the Mezzanine Investment and four 2004 joint venture investments, and the gain on sale of a vacant land parcel at Casa Village. Partially offsetting the increase is an increase in interest expense resulting from the $501 million borrowing in October, 2003 and additional debt assumed in the 2004 acquisitions, an increase in depreciation on real estate assets related to the 2004 acquisitions, and increased general and administrative expense due to increased payroll.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         As of March 31, 2004, the Company had $17.4 million in cash and cash equivalents and $75 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital.

INVESTMENT IN AND ADVANCES TO JOINT VENTURES

         On February 3, 2004, the Company invested approximately $29.7 million in preferred equity interests (the "Mezzanine Investment") in six entities controlled by Diversified Investments, Inc. ("Diversified"). These entities own in the aggregate 11 properties, containing 5,054 sites. Approximately $11.7 million of the Mezzanine Investment accrues at a per annum average rate of 10%, with a minimum pay rate of 6.5%, payable quarterly, and approximately $17.9 million of the Mezzanine Investment accrues at a per annum average rate of 11%, with a minimum pay rate of 7%, payable quarterly. To the extent the minimum pay rates on the respective Mezzanine Investments are not achieved, the accrual rates increase to 12% and 13%, respectively. The Company can acquire these properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006. In addition, the Company has invested approximately $1.4 million in the Diversified entities managing these 11 properties, which is included in prepaid expenses and other assets on the Company's Consolidated Balance Sheet as of March 31, 2004.

         During the quarter ended March 31, 2004, the Company invested approximately $1.4 million with Diversified in four separate property owning entities. The Company can acquire these properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006. In addition, the Company recorded approximately $584,000 and $353,000 of net income from joint ventures in the quarters ended March 31, 2004 and 2003, respectively, and received approximately $341,000 and $167,000 in distributions for the quarters ended March 31, 2004 and 2003, respectively. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

                       MANUFACTURED HOME COMMUNITIES, INC.

ACQUISITIONS

         During the quarter ended March 31, 2004, we acquired 43 Properties as listed in the table below. The combined investment in these 43 properties was approximately $345 million and was funded with monies held in short-term investments and additional debt. (amounts in millions, except for total sites)

                                                                                   PURCHASE                       NET
   CLOSING DATE          PROPERTY             LOCATION           TOTAL SITES         PRICE         DEBT         EQUITY
-----------------    -----------------    ----------------       -----------      -----------    --------     -----------
ACQUISITIONS:
January 15, 2004     O'Connell's (a)      Amboy, IL                   668          $   6.6       $    5.0     $    1.6
January 30, 2004     Spring Gulch (a)     New Holland, PA             420              6.4            4.8          1.6
February 3, 2004     Paradise (a)         Mesa, AZ                    950             25.7           20.0          5.7
February 18, 2004    Twin Lakes (a)       Chocowinity, NC             400              5.2            3.8          1.4
February 19, 2004    Lakeside (a)         New Carlisle, IN             95              1.7            ---          1.7
February 5, 2004     Shangri La           Largo, FL                   160                 (b)         4.5             (b)
February 5, 2004     Terra Ceia           Palmetto, FL                203                 (b)         2.6             (b)
February 5, 2004     Southernaire         Mt. Dora, FL                134                 (b)         2.1             (b)
February 5, 2004     Sixth Avenue         Zephryhills, FL             140                 (b)         2.3             (b)
February 5, 2004     Suni Sands           Yuma, AZ                    336                 (b)         3.2             (b)
February 5, 2004     Topic's              Spring Hill, FL             230                 (b)         2.2             (b)
February 5, 2004     Coachwood Colony     Leesburg, FL                200                 (b)         4.3             (b)
February 5, 2004     Waterway             Cedar Point, NC             336                 (b)         6.3             (b)
February 5, 2004     Desert Paradise      Yuma, AZ                    260                 (b)         1.5             (b)
February 5, 2004     Goose Creek          Newport, NC                 598                 (b)        12.6             (b)
February 17, 2004    NHC Portfolio (c)    Various                  11,357            235.0          159.0         69.0

         (a) We assumed inventory of approximately $419,000, rents received in advance of approximately $2.4 million and other liabilities of approximately $432,000 in connection with the acquisition of O'Connell's, Spring Gulch, Paradise, Twin Lakes and Lakeside (the "Other 2004 Acquisitions").

         (b) The portfolio was acquired for a total purchase price of $64 million and $20.9 million of net equity. The transaction was funded partially through loans obtained on the individual properties as shown in the table. In addition, we assumed approximately $1.1 million of rents received in advance and approximately $421,000 of other liabilities.

         (c) The NHC Portfolio consists of 28 vacation resort properties, containing 11,357 sites. Twenty of the properties are located in Florida, six in Texas, and two in California. The acquisition was funded with monies held in short-term investments and $50 million drawn from the Company's line of credit. Beginning in 1996, a series of partnerships were formed between "NHC" entities and "PAMI" (the former General Partner of NHC) entities. A trial on all claims between NHC and PAMI, including whether NHC had the authority to consummate the transaction with the Company was held on April 15 and 16, 2004. The Company continues to believe in the merit of NHC's claims and defenses. Under the terms and conditions of the partnership agreements, on February 17, 2004, $69 million was paid to acquire the PAMI entities' interests. Principals of the NHC entities will continue to operate the properties under a management agreement with the Company and maintain an approximate 7% equity position in the new entity. The existing dispute is related to the PAMI entities' desire to liquidate their investments. The Company, after advice from its legal counsel, believes that there is substantial merit to its' position that the NHC Portfolio transaction is valid. Accordingly, the Company has treated the NHC Portfolio transaction as an acquisition in the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.

MORTGAGES AND CREDIT FACILITIES

         Throughout the quarter the Company borrowed $50 million on its line of credit and paid down $15 million on the line of credit. The line of credit bears interest at a per annum rate of LIBOR plus 1.65%.

         In conjunction with the acquisition of the NHC portfolio, we assumed the NHC Mortgages of approximately $156.7 million, which was recorded at fair market value with the related premium being amortized over the life of the loan using the effective interest rate. The NHC Mortgages bear interest at a weighted average interest rate of 5.14% per annum, amortizes over 30 years and matures at various dates through November 1, 2027. We assumed debt of approximately $75.2 million related to the Other 2004 Acquisitions, with interest rate ranging from 5.25% to 5.81% and maturity dates through March 1, 2014.

         Certain of the Company's mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization ("EBITDA"), limitations on certain holdings and other restrictions.

         As of March 31, 2004, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands). We are not subject to capital lease obligations or unconditional purchase obligations as of March 31, 2004.

Contractual Obligations              Total        2005       2006          2007         2008         2009       Thereafter
-----------------------              -----        ----       ----          ----         ----         ----       ----------
Long Term Debt (1)........        $1,331,387    $69,381     $66,865      $294,189     $207,141      $69,685      $624,126
Weighted average interest
  rates...................               6.7%       4.7%        4.4%          6.7%         5.5%         6.8%          6.4%

(1) Balance excludes net premiums and discounts of $10.9 million.

         In addition, the Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2031 with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the quarters ended March 31, 2004 and 2003, ground lease rent was approximately $400,000, respectively. Minimum future rental payments under the ground leases are approximately $1.6 million for each of the next five years and approximately $26.3 million thereafter.

CAPITAL IMPROVEMENTS

         Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate costs. Recurring CapEx was approximately $2.7 million for the quarter ended March 31, 2004. Site development costs were approximately $2.6 million for the quarter ended March 31, 2004, and represent costs to develop expansion sites at certain of the Company's Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home. Corporate costs were approximately $118,000 for the quarter ended March 31, 2004.

                       MANUFACTURED HOME COMMUNITIES, INC.

EQUITY TRANSACTIONS

         On January 16, 2004, we paid a one-time special distribution of $8.00 per share payable to stockholders of record on January 8, 2004. We used proceeds from the $501 million borrowing in October, 2003 to pay the special distribution. The special cash dividend will be reflected on stockholders' 2004 1099-DIV to be issued in January, 2005.

         On April 9, 2004, the Company paid a $.0125 per share distribution for the quarter ended March 31, 2004 to stockholders of record on March 26, 2004. The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid on March 31, 2004.

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

         The following table presents a calculation of FFO for the quarters ended March 31, 2004 and 2003 (amounts in thousands):

                                                                       2004            2003
                                                                    ---------       ----------\
COMPUTATION OF FUNDS FROM OPERATIONS:
  Net income available for Common Shares......................      $   4,976       $   7,672
  Income allocated to Common OP Units.........................          1,156           1,847
  Depreciation on real estate assets and other costs..........         10,682           8,904
  Depreciation expense included in discontinued operations....            ---             129
  Gain on sale of Properties and other........................           (638)            ---
                                                                    ---------       ---------
     Funds from operations.....................................     $  16,176       $  18,552
                                                                    =========       =========

  Weighted average Common Shares outstanding - diluted........         28,521          27,740
                                                                    =========       =========

                       MANUFACTURED HOME COMMUNITIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         Our earnings are affected by changes in interest rates, since a portion of our outstanding indebtedness is at variable rates based on LIBOR. Our Line of Credit ($35 million outstanding at March 31, 2004) bears interest at LIBOR plus 1.65%, per annum. If LIBOR increased/decreased by 1.0% during the quarter ended March 31, 2004, interest expense would have increased/decreased by approximately $55,000 based on the average balance outstanding under the Company's Line of Credit during the period.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There were no material changes in the Company's internal control over financial reporting during the first quarter 2004.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         (see Note 9 of the Consolidated Financial Statements contained herein)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

                           31.1 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                           31.2 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

                           32.1 Certification of Chief Financial Officer Pursuant to 19 U.S.C. Section 1350

                           32.2 Certification of Chief Executive Officer Pursuant to 19 U.S.C. Section 1350

                  (b)      Reports on Form 8-K:

                           Form 8-K dated and filed January 27, 2004, relating
                             to Item 7 - "Financial Statements and Exhibits" and Item 9 - "Regulation FD Disclosure" regarding release of Earnings Results for the year ended December 31, 2004.

                           Form 8-K dated and filed January 27, 2004, relating
                             to Item 5 - "Other Events and Regulation FD
                             Disclosure" announcing the appointment of Joe McAdams to the Board of Directors.

                           Form 8-K dated and filed January 27, 2004, relating
                             to Item 5 - "Other Events and Regulation FD
                             Disclosure" announcing an agreement with Monte Vista, LLC.

                       MANUFACTURED HOME COMMUNITIES, INC.

                           Form 8-K dated and filed February 18, 2004, relating
                               to Item 5 - "Other Events and Regulation FD
                               Disclosure" announcing the tender of payment on the NHC portfolio.

                           Form 8-K dated and filed February 18, 2004, relating
                               to Item 5 - "Other Events and Regulation FD
                               Disclosure" announcing investments pursuant to the acquisition program.

                           Form 8-K dated and filed March 2, 2004, relating to
                               Item 2 - "Acquisition of Assets" and Item 7 - "Financial Statements and Exhibits" regarding the acquisition and investment in 30 Properties.

                           Form 8-K dated and filed March 3, 2004, relating to
                               Item 2 - "Acquisition of Assets" and Item 7 - "Financial Statements and Exhibits" regarding the acquisition of the NHC portfolio.

                           Form 8-K dated and filed March 3, 2004, relating to
                               Item 5 - "Other Events and Regulation FD
                               Disclosure" announcing declaration of First
                               Quarter 2004 dividend and appointment of Thomas
                               P. Heneghan to the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MANUFACTURED HOME COMMUNITIES, INC.

                                       BY: /s/ Thomas P. Heneghan
                                           -------------------------------------
                                           Thomas P. Heneghan
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                       BY: /s/ Michael B. Berman
                                           -------------------------------------
                                           Michael B. Berman
                                           Vice President, Treasurer and
                                             Chief Financial Officer
                                           (Principal Financial Officer
                                            and Principal Accounting Officer)

DATE: May 10, 2004