Form 10-Q
period 2004-06-30
MANUFACTURED HOME COMMUNITIES INC
filed 2004-08-09
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

             22,829,411 shares of Common Stock as of August 9, 2004

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS

                          PART I - FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
    Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003.....................     3

    Consolidated Statements of Operations for the quarters and six months ended
       June 30, 2004 and 2003 (unaudited).................................................................     4

    Consolidated Statements of Cash Flows for the six months ended
       June 30, 2004 and 2003 (unaudited).................................................................     6

    Notes to Consolidated Financial Statements............................................................     7

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...................................................................     19

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk....................................     30

ITEM 4.    Controls and Procedures.......................................................................     30

                                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings.............................................................................     30

ITEM 6.    Exhibits and Reports on Form 8-K..............................................................     30

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        JUNE 30,
                                                                                          2004              DECEMBER 31,
                                                                                      (UNAUDITED)               2003
                                                                                     ------------           ------------
ASSETS
Investment in real estate:
   Land                                                                              $   423,578            $   282,803
   Land improvements.......................................................            1,308,618                911,176
   Buildings and other depreciable property................................              123,421                121,117
                                                                                     -----------            -----------
                                                                                       1,855,617              1,315,096
   Accumulated depreciation................................................             (295,752)              (272,497)
                                                                                     -----------            -----------
     Net investment in real estate.........................................            1,559,865              1,042,599
Cash and cash equivalents..................................................                9,426                325,740
Notes receivable...........................................................               12,872                 11,551
Investment in joint ventures...............................................               50,748                 18,828
Rents receivable, net......................................................                2,085                  2,385
Deferred financing costs, net..............................................               15,023                 14,164
Inventory..................................................................               39,662                 31,604
Prepaid expenses and other assets..........................................               38,152                 27,044
                                                                                     -----------            -----------
   TOTAL ASSETS............................................................          $ 1,727,833            $ 1,473,915
                                                                                     ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable..................................................          $ 1,417,092            $ 1,076,183
   Unsecured line of credit................................................               63,000                     --
   Other notes payable.....................................................                  113                    113
   Accounts payable and accrued expenses...................................               38,124                 27,815
   Accrued interest payable................................................                8,118                  5,978
   Rents received in advance and security deposits.........................               18,539                  6,616
   Distributions payable...................................................                  472                224,696
                                                                                     -----------            -----------
     TOTAL LIABILITIES.....................................................            1,545,458              1,341,401
                                                                                     -----------            -----------

Commitments and contingencies..............................................                   --                     --

Minority interest - Common OP Units and other..............................               17,472                  1,716
Minority interest - Perpetual Preferred OP Units...........................              125,000                125,000

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value
     10,000,000 shares authorized; none issued.............................                   --                     --
   Common stock, $0.01 par value
     50,000,000 shares authorized; 22,745,991 and 22,563,348
     Shares issued and outstanding for 2004 and 2003, respectively.........                  223                    222
   Paid-in capital.........................................................              291,943                263,066
   Deferred compensation...................................................                 (330)                  (494)
   Distributions in excess of accumulated earnings.........................             (251,933)              (256,996)
                                                                                     -----------            -----------
     TOTAL STOCKHOLDERS' EQUITY............................................               39,903                  5,798
                                                                                     -----------            -----------

                                                                                     -----------            -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................          $ 1,727,833            $ 1,473,915
                                                                                     ===========            ===========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                          QUARTERS ENDED                      SIX MONTHS ENDED
                                                                             JUNE 30,                             JUNE 30,
                                                                   ----------------------------       ----------------------------
                                                                      2004               2003            2004               2003
                                                                   ---------          ---------       ----------         ---------
PROPERTY OPERATIONS:
     Community base rental income..........................        $  52,854          $  49,111       $  103,665         $  98,472
     Resort base rental income.............................           12,952              1,854           25,294             5,931
     Utility and other income..............................            6,440              5,091           12,954            10,422
                                                                   ---------          ---------       ----------         ---------
         Property operating revenues.......................           72,246             56,056          141,913           114,825

     Property operating and maintenance....................           23,769             15,818           44,728            32,545
     Real estate taxes.....................................            6,055              4,745           11,555             9,383
     Property management...................................            3,423              2,276            6,269             4,628
                                                                   ---------          ---------       ----------         ---------
         Property operating expenses.......................           33,247             22,839           62,552            46,556
                                                                   ---------          ---------       ----------         ---------
         Income from property operations...................           38,999             33,217           79,361            68,269

HOME SALES OPERATIONS:
     Gross revenues from inventory home sales..............           10,783              9,567           18,321            13,659
     Cost of inventory home sales..........................           (9,346)            (8,166)         (16,362)          (11,626)
                                                                   ---------          ---------       ----------         ---------
         Gross profit from inventory home sales............            1,437              1,401            1,959             2,033
     Brokered resale revenues, net.........................              596                454            1,088               830
     Home selling expenses.................................           (2,204)            (1,808)          (4,277)           (3,702)
     Ancillary services revenues (losses), net.............              735               (111)           1,647               371
                                                                   ---------          ---------       ----------         ---------
         Income (loss) from home sales and other...........              564                (64)             417              (468)

OTHER INCOME (EXPENSES):
     Interest income.......................................              314                244              767               505
     Income from unconsolidated joint ventures and other...            2,170                550            3,428             1,139
     General and administrative............................           (2,367)            (2,000)          (4,579)           (3,932)
     Interest and related amortization.....................          (23,268)           (12,652)         (43,643)          (25,045)
     Depreciation on corporate assets......................             (427)              (310)            (804)             (620)
     Depreciation on real estate assets and other costs....          (12,305)            (9,687)         (22,974)          (18,591)
     Gain on sale of real estate and other.................               --                 --              638                --
                                                                   ---------          ---------       ----------         ---------
         Total other income (expenses).....................          (35,883)           (23,855)         (67,167)          (46,544)
                                                                   ---------          ---------       ----------         ---------
     Income before allocation to minority interests and
         discontinued operations...........................            3,680              9,298           12,611            21,257

MINORITY INTERESTS:
     Income allocated to Common OP Units...................             (181)            (1,373)          (1,337)           (3,149)
     Income allocated to Perpetual Preferred OP Units......           (2,821)            (2,813)          (5,634)           (5,626)
                                                                   ---------          ---------       ----------         ---------

         Income from continuing operations.................              678              5,112            5,640            12,482

DISCONTINUED OPERATIONS:
     Discontinued operations...............................              (20)               533               (6)              906
     Gain on sale of discontinued property.................               --             10,826               --            10,826
     Minority interest on discontinued operations..........               --             (2,071)              --            (2,142)
                                                                   ---------          ---------       ----------         ---------

         Income (loss) from discontinued operations........              (20)             9,288               (6)            9,590
                                                                   ---------          ---------       ----------         ---------

  NET INCOME AVAILABLE FOR COMMON SHARES...................        $     658          $  14,400       $    5,634         $  22,072
                                                                   =========          =========       ==========         =========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      QUARTERS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                                ----------------------------        ------------------------
                                                                  2004                2003            2004            2003
                                                                --------            --------        --------        --------
EARNINGS PER COMMON SHARE - BASIC:
     Income from continuing operations  ................        $   0.03            $   0.23        $   0.25        $   0.56
     Income from discontinued operations  ..............              --                0.42              --            0.44
                                                                --------            --------        --------        --------
     Net income available for Common Shares.............        $   0.03            $   0.65        $   0.25        $   1.00
                                                                ========            ========        ========        ========

EARNINGS PER COMMON SHARE - FULLY DILUTED:
     Income from continuing operations..................        $   0.03            $   0.23        $   0.24        $   0.56
     Income from discontinued operations................              --                0.41              --            0.42
                                                                --------            --------        --------        --------
     Net income available for Common Shares.............        $   0.03            $   0.64        $   0.24        $   0.98
                                                                ========            ========        ========        ========

     Distributions declared per Common Shares
         Outstanding....................................        $ 0.0125            $  0.495        $  0.025        $   0.99
                                                                ========            ========        ========        ========

     Weighted average Common Shares outstanding -
         Basic..........................................          22,737              22,027          22,706          21,973
                                                                ========            ========        ========        ========
     Weighted average Common Shares outstanding -
         fully diluted..................................          29,142              27,965          28,840          27,853
                                                                ========            ========        ========        ========


                       MANUFACTURED HOME COMMUNITIES, INC.
              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                      QUARTERS ENDED                   SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                                  -----------------------          -----------------------
                                                                   2004            2003              2004           2003
                                                                  -----          --------          --------       --------
Net income available for Common Shares..................          $ 658          $ 14,400          $  5,634       $ 22,072
     Net unrealized holding gains on derivative
         instruments  ..................................             --               341               --             492
                                                                  -----          --------          --------       --------
Net comprehensive income ...............................          $ 658          $ 14,741          $  5,634       $ 22,564
                                                                  =====          ========          ========       ========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       JUNE 30,                JUNE 30,
                                                                                         2004                    2003
                                                                                      ----------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income............................................................           $    5,634              $  22,072
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to Minority Interests............................                6,971                 10,918
         Gain on sale of real estate and other.............................                 (638)               (10,697)
         Depreciation and amortization expense ............................               24,777                 19,659
         Income from unconsolidated joint ventures.........................               (2,405)                (1,127)
         Amortization of deferred compensation and other...................                1,324                    980
         Increase in provision for uncollectible rents receivable..........                  102                     89
     Changes in assets and liabilities:
         Rents receivable..................................................                  745                   (574)
         Inventory.........................................................               (6,863)                  (967)
         Prepaid expenses and other assets.................................               (1,953)                (3,586)
         Accounts payable and accrued expenses.............................                7,003                    (83)
         Rents received in advance and security deposits...................               (1,644)                   629
                                                                                      ----------              ---------
     Net cash provided by operating activities.............................               33,053                 37,313
                                                                                      ----------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of rental properties......................................             (137,504)                    --
     Proceeds from disposition of assets...................................                  671                 27,083
     (Investments in) distributions from joint ventures....................              (30,080)                   688
     Funding of notes receivable...........................................               (1,290)                  (545)
     Improvements:
         Improvements - corporate..........................................                 (200)                   (72)
         Improvements - rental properties..................................               (6,509)                (6,207)
         Site development costs............................................               (5,695)                (3,330)
                                                                                      ----------              ---------
     Net cash (used in) provided by investing activities...................             (180,607)                17,617
                                                                                      ----------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common and preferred stock................................                4,673                  4,705
     Collection of principal payments on employee notes....................                   --                  2,713
     Line of credit:
         Proceeds..........................................................               81,000                 27,000
         Repayments........................................................              (18,000)               (57,650)
     Refinancings - net proceeds (repayments)..............................                   --                 13,974
     Principal payments....................................................               (3,926)                (2,755)
     Distributions.........................................................             (230,586)               (32,395)
     Debt issuance costs...................................................               (1,921)                  (302)
                                                                                      ----------              ---------
     Net cash used in financing activities.................................             (168,760)               (44,710)
                                                                                      ----------              ---------

Net (decrease) increase in cash and cash equivalents.......................             (316,314)                10,220
Cash and cash equivalents, beginning of period.............................              325,740                  7,270
                                                                                      ----------              ---------
Cash and cash equivalents, end of period...................................           $    9,426              $  17,490
                                                                                      ==========              =========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest...................................           $   41,475              $  25,651
                                                                                      ==========              =========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.

DEFINITION OF TERMS:

      Manufactured Home Communities, Inc., together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries ("Subsidiaries"), are referred to herein as the "Company", "MHC", "we", "us", and "our". The company Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K (the "2003 Form 10-K") for the year ended December 31, 2003.

PRESENTATION:

      These unaudited interim consolidated financial statements of MHC, a Maryland corporation, have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2003 Form 10-K. The following notes to consolidated financial statements highlight significant changes to the notes included in the 2003 Form 10-K and present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

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

      In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, Consolidation of Variable Interest Entities - an interpretation of ARB 51 ("FIN 46R"). The objective of FIN 46R is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in the company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the VIE's expected losses or receives a majority of the entity's expected residual returns if they occur, or both. The adoption of FIN 46R had no effect on the Company.

(b) Use of Estimates

      The preparation of financial statements, in conformity with U.S. generally accepted accounting principles ("US GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Segments

      We manage all our operations on a property-by-property basis. Since each property has similar economic and operational characteristics the Company has one reportable segment, which is the operation of manufactured home communities. The distribution of the Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of properties outside such markets.

                       MANUFACTURED HOME COMMUNITIES, INC.

(d) Inventory

      Inventory consists of new and used manufactured homes, and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the manufactured home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Resale revenues are stated net of commissions paid to employees of $573,000 for the six months ended June 30, 2004.

(e) Real Estate

      In accordance with SFAS No. 141, the Company allocates the purchase price of real estate to land, land improvements, buildings and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to land improvements, buildings and other intangible assets over their estimated useful lives, which generally range from three to thirty years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term, which includes an estimated probability of lease renewal. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred, and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized and then expensed over their estimated useful life.

      We evaluate our Properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a Property over the anticipated holding period is less than its carrying value. Upon determination that a permanent impairment has occurred, the applicable Property is reduced to fair value. For the six months ended June 30, 2004 and 2003, permanent impairment conditions did not exist at any of our Properties.

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

      Certain costs, primarily legal costs, relative to our efforts to effectively change the use and operations of several Properties subject to rent control (see Note 9) are currently classified in other assets. These costs, to the extent these efforts are successful, are capitalized to the extent of the established value of the revised project and included in the net investment in real estate for the appropriate Properties. To the extent these efforts are not successful, these costs will be expensed. In addition, we capitalize certain costs, primarily legal costs, related to entering into agreements which govern the terms under which we may enter into leases with individual tenants and which are expensed over the term of the agreement.

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

      The following table sets forth the computation of basic and fully diluted earnings per share for the quarters and six months ended June 30, 2004 and 2003 (amounts in thousands):

                                                                QUARTERS ENDED                SIX MONTHS ENDED
                                                          -------------------------      --------------------------
                                                          JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                            2004            2003            2004            2003
                                                          --------       ----------      ---------       ----------
NUMERATORS:
  INCOME FROM CONTINUING OPERATIONS:
     Income from continuing operations - basic......      $    678       $    5,112      $   5,640       $   12,482
     Amounts allocated to dilutive securities.......           181            1,373          1,337            3,149
                                                          --------       ----------      ---------       ----------
     Income from continuing operations -
         fully diluted..............................      $    859       $    6,485      $   6,977       $   15,631
                                                          ========       ==========      =========       ==========

  INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
     Income (loss) from
         discontinued operations - basic............      $    (20)      $    9,288      $      (6)      $    9,590
     Amounts allocated to dilutive securities.......           ---            2,071            ---            2,142
                                                          --------       ----------      ---------       ----------
     Income (loss) from
         discontinued operations - fully diluted....      $    (20)      $   11,359      $      (6)      $   11,732
                                                          ========       ==========      =========       ==========

                         (Table continued on next page)

                       MANUFACTURED HOME COMMUNITIES, INC.

                        (Table continued from prior page)

EARNINGS PER COMMON SHARE- FULLY DILUTED:

Net income available for Common
         Shares - basic..........................         $    658       $   14,400      $   5,634       $   22,072
     Amounts allocated to dilutive securities....              181            3,444          1,337            5,291
                                                          --------       ----------      ---------       ----------
     Net income available for Common
         Shares - fully diluted..................         $    839       $   17,844      $   6,971       $   27,363
                                                          ========       ==========      =========       ==========

DENOMINATOR:
  Weighted average Common Shares
         outstanding - basic.....................           22,737           22,027         22,706           21,973
  Effect of dilutive securities:
  Redemption of Common OP Units for
         Common Shares...........................            5,917            5,344          5,615            5,351
  Employee stock options and restricted shares...              488              594            519              529
                                                          --------       ----------      ---------       ----------
  Weighted average Common Shares
         outstanding - fully diluted.............           29,142           27,965         28,840           27,853
                                                          ========       ==========      =========       ==========

NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

      On January 16, 2004, we paid a one-time special distribution of $8.00 per share payable to stockholders of record on January 8, 2004. We used proceeds from the $501 million borrowing in October 2003 to pay the special distribution. The special cash distribution will be reflected on stockholders' 2004 1099-DIV to be issued in January 2005.

      In connection with the $501 million borrowing and subsequent special distribution, on February 27, 2004, the Company contributed all of its assets to MHC Trust, a newly formed Maryland real estate investment trust, including the Company's entire partnership interest in MHC Operating Limited Partnership. In exchange for its contribution, the Company was issued all of the outstanding shares of MHC Trust. As a result of the restructuring, MHC will continue to qualify as a real estate investment trust under the Code, with its assets consisting of interests in MHC Trust. MHC Trust, in turn, will also qualify as a real estate investment trust under the Code and will be the general partner of the Operating Partnership. On May 1, 2004, in connection with the restructuring, MHC sold cumulative preferred stock ("Series A & B preferred stock") to certain unaffiliated investors.

      On May 13, 2004, the Company issued 1.1 million OP units valued at $32.2 million in connection with the acquisition of the Monte Vista property.

      On April 9, 2004, the Company paid a $0.0125 per share distribution for the quarter ended March 31, 2004 to stockholders of record on March 26, 2004. On July 9, 2004 the Company paid a $0.0125 per share distribution for the quarter ended June 30, 2004 to stockholders of record on June 25, 2004. The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid on March 31, 2004 and June 30, 2004. On June 30, 2004 approximately $8,000 of the $11,915 cumulative distribution has been paid on the Series A & B preferred stock.

                       MANUFACTURED HOME COMMUNITIES, INC.

NOTE 4 - INVESTMENT IN REAL ESTATE

     During the six months ended June 30, 2004, we acquired 51 Properties as listed in the table below. The combined investment in real estate for these 51 properties was approximately $530 million and was funded with monies held in short-term investments and additional debt (amounts in millions, except for total sites).

                                                                                        REAL                       NET
  CLOSING DATE             PROPERTY                  LOCATION          TOTAL SITES     ESTATE        DEBT        EQUITY
-----------------    -------------------        ------------------     -----------     ------       ------       ------
ACQUISITIONS:
January 15, 2004     O'Connell's                Amboy, IL                   668        $  6.6       $  5.0       $  1.6
January 30, 2004     Spring Gulch               New Holland, PA             420           6.4          4.8          1.6
February 3, 2004     Paradise                   Mesa, AZ                    950          25.7         20.0          5.7
February 18, 2004    Twin Lakes                 Chocowinity, NC             400           5.2          3.8          1.4
February 19, 2004    Lakeside                   New Carlisle, IN             95           1.7           --          1.7
February 5, 2004     Shangri La                 Largo, FL                   160          (b)           4.5        (b)
February 5, 2004     Terra Ceia                 Palmetto, FL                203          (b)           2.6        (b)
February 5, 2004     Southernaire               Mt. Dora, FL                134          (b)           2.1        (b)
February 5, 2004     Sixth Avenue               Zephryhills, FL             140          (b)           2.3        (b)
February 5, 2004     Suni Sands                 Yuma, AZ                    336          (b)           3.2        (b)
February 5, 2004     Topic's                    Spring Hill, FL             230          (b)           2.2        (b)
February 5, 2004     Coachwood Colony           Leesburg, FL                200          (b)           4.3        (b)
February 5, 2004     Waterway                   Cedar Point, NC             336          (b)           6.3        (b)
February 5, 2004     Desert Paradise            Yuma, AZ                    260          (b)           1.5        (b)
February 5, 2004     Goose Creek                Newport, NC                 598          (b)          12.6        (b)
February 17, 2004    NHC Portfolio (a)          Various                  11,357         235.0        159.0         69.0
May 3, 2004          Viewpoint                  Mesa, AZ                  1,928          81.3         44.0         37.3
May 12, 2004         Cactus Gardens             Yuma, AZ                    430           7.9          4.9          3.0
May 13, 2004         Monte Vista                Mesa, AZ                    832          45.8         23.0         22.8
May 14, 2004         Carefree Cove              Ft. Lauderdale, FL          164          (c)           4.8        (c)
May 14, 2004         Sunshine Holiday           Ft. Lauderdale, FL          399          (c)           8.6        (c)
May 14, 2004         Las Palmas                 Rialto, CA                  135          (c)           3.8        (c)
May 14, 2004         Parque la Quinta           Rialto, CA                  166          (c)           5.1        (c)
May 14, 2004         Village of the Four        San Jose, CA                271          (c)          15.4        (c)
                     Seasons

      (a) On February 17, 2004, the Company acquired 93% of PAMI entities' interests in 28 properties and as such included the acquisition in its consolidated financial statements at that time. PAMI filed a lawsuit disputing the authority of NHC to enter into the transaction with the Company and a trial was held in mid-April 2004. On June 21, 2004, the Court of Chancery for the State of Delaware in Civil Action No. 259-N issued a Memorandum Opinion affirming NHC had the authority to enter into the transaction with the Company.

      (b) The portfolio was acquired for a total purchase price of $64 million and $20.9 million of net equity. The transaction was funded partially through loans obtained on the individual properties as shown in the table.

      (c) The portfolio was acquired for a total purchase price of $52.9 million and $15.2 million of net equity. The transaction was funded partially through loans obtained on the individual properties as shown in the table.

      In connection with the 2004 acquisitions and not reflected in the table above the Company assumed inventory of approximately $1.2 million, other assets of $4.9 million, rents received in advance of approximately $13.6 million and other liabilities of approximately $5.8 million. The Company also issued operating partnership units for value of approximately $32 million in connection with the purchase of Monte Vista.

                       MANUFACTURED HOME COMMUNITIES, INC.

      On May 28, 2004, a property located in Lake Placid, Florida was sold for a selling price of $3.4 million, with net proceeds of $0.8 million received July 2004. No gain or loss on disposition was recognized in the period. The operating results have been reflected in discontinued operations.

      All acquisitions have been accounted for utilizing the purchase method of accounting, and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be recorded within one year following the acquisitions. We acquired all of these Properties from unaffiliated third parties.

      The following table illustrates the effect on net income and earnings per share if the Company had consummated the acquisitions during the six months ended June 30, 2004 on January 1, 2004 and 2003, respectively:


Pro Forma Information:                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                                   2004               2003
                                                              -------------     ---------------
Property operating revenues............................       $     157,182     $       151,219
                                                              =============     ===============

Income from continuing operations......................       $       7,145     $        12,859
                                                              =============     ===============

Net income available for Common Shares.................       $       7,139     $        22,179
                                                              =============     ===============

Earnings per Common Share - Basic:
  Income from continuing operations....................       $        0.31     $         0.59
  Net income available for Common Shares...............       $        0.31     $         1.01

Earnings per Common Share - Fully Diluted:
  Income from continuing operations....................       $        0.31     $         0.58
  Net income available for Common Shares...............       $        0.31     $         1.00

      The Company is actively seeking to acquire additional communities and currently is engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages which may include contracts outstanding to acquire certain properties which are subject to satisfactory completion of the Company's due diligence review.

NOTE 5 - NOTES RECEIVABLE

      As of June 30, 2004 and December 31, 2003, the Company had approximately $12.5 million and $11.6 million in notes receivable, respectively. The Company has approximately $11.6 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.9%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by manufactured homes at certain of the Properties. As of June 30, 2004, the Company had approximately $433,000 in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of Common OP Units and partnership interests in certain joint ventures.

NOTE 6 - INVESTMENT IN JOINT VENTURES

      On February 3, 2004, the Company invested approximately $29.7 million in preferred equity interests (the "Mezzanine Investment") in six entities controlled by Diversified Investments, Inc. ("Diversified"). These entities own in the aggregate 11 properties, containing 5,054 sites. Approximately $11.7 million of the Mezzanine Investment accrues at a per annum average rate of 10%, with a minimum pay rate of 6.5%, payable quarterly, and approximately $17.9 million of the Mezzanine Investment accrues at a per annum average rate of 11%, with a minimum pay rate of 7%, payable quarterly. To the extent the minimum pay

                       MANUFACTURED HOME COMMUNITIES, INC.

rates on the respective Mezzanine Investments are not achieved, the accrual rates increase to 12% and 13% per annum, respectively. The Company can acquire these properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006. In addition, the Company has invested approximately $1.4 million in the Diversified entities managing these 11 properties, which is included in prepaid expenses and other assets on the Company's Consolidated Balance Sheet as of June 30, 2004.

      During the six months ended June 30, 2004, the Company invested approximately $2.1 million with Diversified in six separate property-owning entities. The Company can acquire these properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006.

      In addition, the Company recorded approximately $1.9 million and $1.1 million of net income from joint ventures in the six months ended June 30, 2004 and 2003, respectively, and received approximately $2.4 million and $0.7 million in distributions from such joint ventures for the six months ended June 30, 2004 and 2003, respectively. Included in such distributions for the six months ended June 2004 is a $1.5 million return of capital, of which $531,000 exceeded the Company's basis and thus was recorded in income from unconsolidated joint ventures and other.

      Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

The following table summarizes the Company's investments in unconsolidated joint ventures:

                                                                                              INVESTMENT AS OF
                                                        NUMBER          ECONOMIC          JUNE 30,          DEC 31,
        PROPERTY                  LOCATION             OF SITES         INTEREST(a)         2004             2003
----------------------       -----------------       ------------     --------------    ----------------------------
                                                                                               (in thousands)
Lake Myers                   Mocksville, NC               425               25%           $    369         $      --
Pine Haven                   Ocean View, NJ               625               25%                384                --
Twin Mills                   Howe, IN                     501               25%                286                --
Plymouth Rock                Elkhart Lake, WI             609               25%                359                --
Trails West                  Tucson, AZ                   503               50%              1,726             1,752
Plantation                   Calimesa, CA                 385               50%              2,874             2,825
Manatee                      Bradenton, FL                290               90%                 45                45
Home                         Hallandale, FL               136               90%                 25             1,082
Villa del Sol                Sarasota, FL                 207               90%                680               654
Voyager RV Resort            Tucson, AZ                    --               25%              4,577             4,412
Preferred Interests in
College Heights                                            --               17%              8,123             8,058
Mezzanine Investments                                   5,054                               30,632                --
Mesa Verde                   Yuma, AZ                     345               25%                306                --
Winter Garden                Winter Garden, FL            350               25%                362                --
                                                        -----                             --------         ---------
                                                        9,430                             $ 50,748         $  18,828
                                                        =====                             ========         =========

(a) The percentages shown approximate the Company's economic interest. The Company's legal interest may differ.

                       MANUFACTURED HOME COMMUNITIES, INC.

NOTE 7 - LONG-TERM BORROWINGS

      As of June 30, 2004 and December 31, 2003, the Company had outstanding mortgage indebtedness of approximately $1,417 million and $1,076 million, respectively, encumbering 164 and 114 of the Company's Properties, respectively. As of June 30, 2004 and December 31, 2003, the carrying value of such Properties was approximately $1,671 million and $1,124 million, respectively.

      The outstanding mortgage indebtedness as of June 30, 2004 consists of:

- Approximately $500.4 million of mortgage debt ("Mortgage Debt") consisting of 49 loans collateralized by 51 Properties beneficially owned by separate legal entities that are Subsidiaries of the Company, which we closed on October 17, 2003 (the "Recap"). Of this Mortgage Debt, $177.9 million bears interest at 5.35% per annum and matures November 1, 2008; $71.1 million bears interest at 5.72% per annum and matures November 1, 2010; $79.1 million bears interest at 6.02% per annum and matures November 1, 2013; and $173.3 million bears interest at 6.33% per annum and matures November 1, 2015. The Mortgage Debt amortizes over 30 years.

- A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 28 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and bears interest at 7.015% per annum. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is presented net of a settled hedge of $3.0 million (net of accumulated amortization of $411,907) which is being amortized into interest expense over the life of the loan.

- A $90.9 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $48.6 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owed by MHC Stagecoach L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures September 1, 2011.

- A $44.1 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC Bay Indies, L.L.C. The Bay Indies Mortgage bears interest at a rate of 5.69% per annum, amortizes beginning April 17, 2003 over 25 years and matures May 1, 2013.

- A $15.3 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- Approximately $455.5 million of mortgage debt on 70 other Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate method. Scheduled maturities for the outstanding indebtedness are at various dates through November 1, 2027, and fixed interest rates range from 5.14% to 8.36% per annum. Included in this debt, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997. Approximately $157 million of this debt was assumed in the acquisition of 28 Properties during the six months ended June 30, 2004 (see Note 4).

                       MANUFACTURED HOME COMMUNITIES, INC.

      We have unsecured lines of credit consisting of the following:

- A $110 million facility with a group of banks, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.65% per annum that matures on August 9, 2006, for which we pay a quarterly fee on the average unused amount of the total facility equal to 0.15% of such amount. As of June 30, 2004, $47 million was available under this facility.

- A $50 million facility with Wells Fargo Bank, bearing interest at LIBOR plus 1.65% per annum that matures on August 4, 2006 for which we pay a quarterly fee on the average unused amount of the total facility equal to 0.15% of such amount. This facility remained undrawn at June 30, 2004.

NOTE 8 - STOCK-BASED COMPENSATION

      We account for our stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", which results in compensation expense being recorded based on the fair value of the stock compensation issued. SFAS No. 148 provided three possible transition methods for changing to the fair value method. Effective January 1, 2003, we elected to use the modified-prospective method, which requires that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted or settled in fiscal years beginning after December 15, 1994. Stock-based compensation expense was approximately $1.3 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively.

      Pursuant to the Stock Option Plan as discussed in Note 14 to the 2003 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the six months ended June 30, 2004, Options for 120,457 shares of common stock were exercised.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

DEANZA SANTA CRUZ

      The residents of DeAnza Santa Cruz Mobile Estates, a Property located in Santa Cruz, California, brought several actions opposing fees and charges in connection with water service at the Property. As a result of one action, the Company rebated approximately $36,000 to the residents. The DeAnza Santa Cruz Homeowners Association ("HOA") then proceeded to a jury trial alleging these "overcharges" entitled them to an award of punitive damages. In January 1999, a jury awarded the HOA $6.0 million in punitive damages. On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgment interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the California Mobilehome Residency Law ("MRL"). The decision of the appellate court left the HOA, the plaintiff in this matter, with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. In order to resolve this matter, the Company accrued for and agreed to pay $201,000 to the HOA. This payment resolved the punitive damage claim. The HOA's attorney has made a motion asking for an award of attorneys' fees and costs in the amount of approximately $1.5 million as a result of this resolution of the litigation. On April 2, 2003 the court awarded attorney's fees to the HOA's attorney in the amount of $593,000 and court costs of approximately $20,000. The Company appealed this award. On July 13, 2004, the California Court of Appeal affirmed the award of the attorney's fees in favor of the HOA's attorney. As of June 30, 2004 the Company has accrued for these amounts and will pay the award without any material impact on earnings.

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

      In connection with such efforts, the Company recently announced it has entered into a settlement agreement with the City of Santa Cruz, California and that, pursuant to the settlement agreement, the City amended its rent control ordinance to exempt the Company's property from rent control as long as the Company offers a long term lease which gives the Company the ability to increase rents to market upon turnover and bases annual rent increases on the Consumer Price Index ("CPI"). The settlement agreement benefits the Company's stockholders by allowing them to receive the value of their investment in this Community through vacancy decontrol while preserving annual CPI based rent increases in this age restricted Property.

      The Company's efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin ("CMHOA"), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believes had been agreed to by the CMHOA in a settlement agreement. The Company intends to vigorously defend this matter, which has been stayed pending a related state court appeal by the Company of an order dismissing its claims against the City of San Rafael. On May 23, 2004, the California Court of Appeal affirmed the trial court's order dismissing the Company's claims against the City of San Rafael. Accordingly, the CMHOA is expected to request a trial on its remaining claims for damages. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

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

      In October 2001, Fund 20 sued the Company and certain of its affiliates again, this time in Alameda County, California making substantially the same allegations. The Company obtained an injunction preventing the case from proceeding until the Fund 20 appeal is decided and other related proceedings in Arizona (from which the Company has already been dismissed with prejudice) were concluded. The Company obtained a court order enjoining Fund 20 from proceeding with its Alameda County action.

      In February 2004, the Company entered into a settlement agreement with Fund 20 resolving all remaining matters at no cost to the Company and with mutual releases.

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

                       MANUFACTURED HOME COMMUNITIES, INC.

DELAWARE DECLARATORY JUDGMENT ACTION (CONTINUED)

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

      On November 3, 2003, the State filed a Notice of Appeal with the Supreme Court of the State of Delaware (the "Supreme Court"), appealing a portion of the Court's order denying the State's Motion for Summary Judgment. The State's appeal was limited to the single issue of whether the Company has the right to eliminate "rent cap" provisions contained in certain existing leases upon automatic renewal of the leases in accordance with Delaware law. Following oral argument in the matter before a three-justice panel of the Supreme Court, on March 17, 2004, the Supreme Court issued an order affirming the Company's right to eliminate these "rent cap" provisions. The State subsequently filed a motion for rehearing enbanc, and on April 21, 2004, the Supreme Court granted the State's motion. The Supreme Court designated the appeal for decision upon the briefs. On June 8, 2004, the Supreme Court issued its order, again affirming the Court's order.

                       MANUFACTURED HOME COMMUNITIES, INC.

OTHER

      The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.

NOTE 10 - SUBSEQUENT EVENTS

      On August 3, 2004, the Company announced that it has entered into an agreement to purchase from the parent of Thousand Trails, Inc. ("Thousand Trails") 57 properties and approximately 3,000 acres of vacant land. Under the agreement the Company will lease the real estate (excluding the vacant land) to Thousand Trails on a triple net basis and subject to annual escalations at a rate of $16 million per annum. The term of the lease is 15 years, with two five year renewals at the option of the lessee. In addition, Thousand Trails will continue to operate the properties. The transaction is subject to certain conditions and financing arrangements and is expected to close in the fourth quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the quarter and six months ended June 30, 2004 compared to the corresponding period in 2003. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2003 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance, the adverse impact of external factors such as inflation and consumer confidence, and the risks associated with real estate ownership.

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

                     PROPERTY                                 TRANSACTION DATE    SITES
                     --------                                 ----------------    -----
TOTAL SITES AS OF JANUARY 1, 2003..........................                       51,582

ACQUISITIONS:
     Toby's................................................   December 3, 2003       379
     Araby Acres...........................................   December 15, 2003      337
     Foothill .............................................   December 15, 2003      180
     O'Connell's ..........................................   January 15, 2004       668
     Spring Gulch..........................................   January 30, 2004       420
     Paradise..............................................   February 3, 2004       950
     Twin Lakes............................................   February 18, 2004      400
     Lakeside..............................................   February 19, 2004       95

                         (table continued on next page)

                       MANUFACTURED HOME COMMUNITIES, INC.

                 (table continued from previous page)

     Shangri La............................................   February 5, 2004       160
     Terra Ceia............................................   February 5, 2004       203
     Southernaire..........................................   February 5, 2004       134
     Sixth Avenue..........................................   February 5, 2004       140
     Suni Sands............................................   February 5, 2004       336
     Topic's...............................................   February 5, 2004       230
     Coachwood Colony......................................   February 5, 2004       200
     Waterway..............................................   February 5, 2004       336
     Desert Paradise.......................................   February 5, 2004       260
     Goose Creek...........................................   February 5, 2004       598
     NHC...................................................   February 17, 2004   11,357
     Viewpoint.............................................   May 3, 2004          1,928
     Cactus Gardens........................................   May 12, 2004           430
     Monte Vista...........................................   May 13, 2004           832
     Carefree Cove.........................................   May 14, 2004           164
     Sunshine Holiday......................................   May 14, 2004           399
     Las Palmas............................................   May 14, 2004           135
     Parque la Quinta......................................   May 14, 2004           166
     Village of the Four Seasons...........................   May 14, 2004           271

JOINT VENTURES:
     Lake Myers............................................   December 18, 2003      425
     Pine Haven............................................   January 21, 2004       625
     Twin Mills............................................   January 27, 2004       501
     Plymouth Rock.........................................   February 10, 2004      609
     Mesa Verde............................................   May 18, 2004           345
     Winter Garden.........................................   May 18, 2004           350

MEZZANINE INVESTMENT:
     Fiesta Grande I &II ..................................   February 3, 2004       767
     Tropical Palms........................................   February 3, 2004       297
     Island Vista Estates..................................   February 3, 2004       617
     Foothills West........................................   February 3, 2004       188
     Capri.................................................   February 3, 2004       300
     Casita Verde..........................................   February 3, 2004       192
     Rambler's Rest........................................   February 3, 2004       647
     Venture Inn...........................................   February 3, 2004       389
     Scenic................................................   February 3, 2004       224
     Clerbrook.............................................   February 3, 2004     1,255
     Inlet Oaks............................................   February 3, 2004       178

DISPOSITIONS:
     Independence Hill.....................................   June 6, 2003          (203)
     Brook Gardens.........................................   June 6, 2003          (424)
     Pheasant Ridge........................................   June 30, 2003         (101)
     Lake Placid...........................................   May 28, 2004          (408)

EXPANSION SITE DEVELOPMENT AND OTHER:
     Sites added or reconfigured in 2003                                             (35)

                                                                                  ------
TOTAL SITES AS OF JUNE 30, 2004............................                       80,028
                                                                                  ======

                       MANUFACTURED HOME COMMUNITIES, INC.

TRENDS

      Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Average occupancy in our Core Portfolio decreased 1.8% from the prior year. Average monthly base rental rates for the Core Portfolio increased approximately 4.8% from the prior year. We project continued growth during 2004 in our Core Portfolio performance. Core Portfolio base rental rate growth is expected to be approximately 3%. These projections would result in growth of approximately 2% to 2.5% in Core Portfolio income from operations (also referred to as net operating income or "NOI").

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP"), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

      Certain costs, primarily legal costs, relative to our efforts to effectively change the use and operations of several Properties subject to rent control (see Note 9) are currently classified in other assets. These costs, to the extent these efforts are successful, are capitalized to the extent of the established value of the revised project and included in the net investment in real estate for the appropriate Properties. To the extent these efforts are not successful, these costs will be expensed. In addition, we capitalize certain costs, primarily legal costs, related to entering into agreements which govern the terms under which we may enter into leases with individual tenants and which are expensed over the term of the agreement.

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). The objective of FIN 46R is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in the Company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the Company absorbs a majority of the VIE's expected losses or receives a majority of the entity's expected residual returns if they occur, or both. The adoption of FIN 46R had no effect on the Company in 2003 and 2004.

                       MANUFACTURED HOME COMMUNITIES, INC.

     We account for our stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", which results in compensation expense being recorded based on the fair value of the stock compensation issued. SFAS No. 148 provided three possible transition methods for changing to the fair value method. Effective January 1, 2003, we elected to use the modified-prospective method, which requires that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted or settled in fiscal years beginning after December 15, 1994.

COMPARISON OF THE QUARTER ENDED JUNE 30, 2004 TO THE QUARTER ENDED JUNE 30, 2003

      Since December 31, 2002, the gross investment in real estate has increased from $1,296 million to $1,856 million. The total number of sites owned or controlled, or in which the Company holds an investment, has increased from 51,582 as of December 31, 2002 to 80,028 as of June 30, 2004.

PROPERTY OPERATIONS:

     The following table summarizes certain financial and statistical data for the Property Operations for our Core Portfolio and the Total Portfolio for the quarters ended June 30, 2004 and 2003.

                                                   CORE PORTFOLIO                                  TOTAL PORTFOLIO
                                     -------------------------------------------   --------------------------------------------
                                                            INCREASE /     %                                INCREASE /     %
(DOLLARS IN THOUSANDS)                 2004       2003      (DECREASE)   CHANGE       2004        2003      (DECREASE)   CHANGE
                                     --------   --------- ------------   -------   ----------   ---------   ----------   ------
Community base rental income.......  $ 50,562   $  49,110   $   1,452      3.0%    $  52,854    $ 49,111        3,743      7.6%
Resort base rental income..........        61          69          (8)   (11.6)%      12,952       1,854       11,098    598.6%
Utility and other income...........     5,024       4,940          84      1.7%        6,440       5,091        1,349     26.5%
                                     --------   ---------   ---------    -----     ---------    --------    ---------    -----
     Property operating revenues...    55,647      54,119       1,528      2.8%       72,246      56,056       16,190     28.9%

Property operating and
     maintenance...................    14,580      14,180         400      2.8%       23,769      15,818        7,951     50.3%
Real estate taxes..................     4,833       4,505         328      7.3%        6,055       4,745        1,310     27.6%
Property management................     2,226       2,189          37      1.7%        3,423       2,276        1,147     50.4%
                                     --------   ---------   ---------    -----     ---------    --------    ---------    -----
     Property operating expenses       21,639      20,874         765      3.7%       33,247      22,839       10,408     45.6%
                                     --------   ---------   ---------    -----     ---------    --------    ---------    -----
Income from property operations      $ 34,008   $  33,245   $     763      2.3%    $  38,999    $ 33,217        5,782     17.4%
                                     ========   =========   =========    =====     =========    ========    =========    =====

Site and Occupancy Information (1):

Average total sites................    43,143      43,131          12      .03%       44,601      43,131        1,470      3.4%
Average occupied sites.............    38,727      39,420        (693)    (1.8%)      40,162      39,420          742      1.9%
Occupancy %........................      89.8%       91.4%       (1.6%)   (1.6%)        90.0%       91.4%        (1.4%)   (1.4%)
Monthly base rent per site.........  $ 435.21   $  415.28   $   19.93      4.8%    $  438.92    $ 415.28    $   23.64      5.7%

Total sites
       As of June 30, 2004.........    43,143      43,131          12      3.8%       44,796      43,131        1,665      3.9%
Total occupied sites
       As of June 30, 2004.........    38,694      39,321        (627)    (1.6)%      40,618      39,321        1,297      3.3%

(1) Site and occupancy information excludes Resort sites and Properties owned through joint ventures.

                       MANUFACTURED HOME COMMUNITIES, INC.

PROPERTY OPERATING REVENUES

      The 3.0% increase in Community base rental income for the Core Portfolio reflects a 4.8% increase in monthly base rent per site coupled with a 1.8% decrease in average occupied sites. The increase in utility and other income for the Core Portfolio is due primarily to increases in utility income, which resulted from higher expenses for these items. Total portfolio revenues reflect the increase of resort base rental income as a result of our current year acquisitions.

PROPERTY OPERATING EXPENSES

      The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in property payroll, repair and maintenance and utility expense which was partially offset by an increase in utility income. The increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, remained stable. Total portfolio expenses increased primarily due to the 2004 acquisitions.

HOME SALES OPERATIONS:

      The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended June 30, 2004 and 2003.

                                                                      HOME SALES OPERATIONS
                                                          ---------------------------------------------
(DOLLARS IN THOUSANDS)                                       2004        2003      VARIANCE    % CHANGE
                                                          ----------  ----------  ----------   --------
     Gross revenues from new home sales................   $   9,212   $   8,651   $     561       6.5%
     Cost of new home sales............................      (8,199)     (7,302)       (897)    (12.3%)
                                                          ---------   ---------   ---------    ------
     Gross profit from new home sales..................       1,013       1,349        (336)    (24.9%)

     Gross revenues from used home sales...............       1,571         916         655      71.5%
     Cost of used home sales...........................      (1,147)       (864)       (283)    (32.8%)
                                                          ---------   ---------   ---------    ------
     Gross profit from used home sales.................         424          52         372     715.4%

     Brokered resale revenues, net.....................         596         454         142      31.3%
     Home selling expenses.............................      (2,204)     (1,808)       (396)    (21.9%)
     Ancillary services revenues, net..................         735        (111)        846     762.2%
                                                          ---------   ---------   ---------    ------

     Income (loss) from home sales and other..........    $     564   $    ( 64)  $     628     981.3%
                                                          =========   =========   =========    ======
HOME SALES VOLUMES:
       New home sales..................................         120         118           2       1.7%
       Used home sales.................................         127          57          70     122.8%
       Brokered home resales...........................         408         282         126      44.7%

      The average selling price of new homes increased approximately $3,500 or 4.7% compared to the same period in 2003. Used home gross profit reflects an increase in sales volume combined with increased gross margin on used home sales. Brokered resale revenues reflects increased sales volume. The 22.0% increase in home selling expenses primarily reflects increased insurance costs and other expenses. The increase in ancillary service revenue relates primarily to 2004 acquisitions.

                      MANUFACTURED HOME COMMUNITIES, INC.

OTHER INCOME AND EXPENSES:

      The increase in other expenses reflects an increase in interest expense resulting from the Recap borrowing in October 2003 and additional debt assumed in the 2004 acquisitions, an increase in depreciation on real estate assets related to the 2004 acquisitions, and increased general and administrative expense due to increased payroll. This is partially offset by an increase in interest income on short-term investments, and increased equity in income from joint ventures resulting from the Mezzanine Investment and six 2004 joint venture investments and a preferred return of capital as a result of a refinancing in one of the joint ventures.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30, 2003

The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the six months ended June 30, 2004 and 2003.

                                                  CORE PORTFOLIO                                   TOTAL PORTFOLIO
                                     -------------------------------------------   -----------------------------------------
                                                             INCREASE/      %                             INCREASE/     %
(DOLLARS IN THOUSANDS)                 2004        2003      (DECREASE)   CHANGE    2004         2003     (DECREASE)  CHANGE
                                     ---------   ---------   ----------   ------  ---------   ---------   ----------  ------
Community base rental income.......  $ 101,085   $  98,471       2,614     2.7%   $103,665    $  98,472   $   5,193     5.3%
Resort base rental income..........        157         150           7     4.7%     25,294        5,931      19,363   326.5%
Utility and other income...........     10,442       9,875         567     5.7%     12,954       10,422       2,532    24.3%
                                     ---------   ---------   ---------    ----    --------    ---------   ---------   -----
     Property operating revenues...    111,684     108,496       3,188     2.9%    141,913      114,825      27,088    23.6%

Property operating and
     maintenance...................     29,877      28,864       1,013     3.5%     44,728       32,545      12,183    37.4%
Real estate taxes..................      9,635       8,910         725     8.1%     11,555        9,383       2,172    23.1%
Property management................      4,267       4,372        (105)   (2.4%)     6,269        4,628       1,641    35.5%
                                     ---------   ---------   ---------    ----    --------    ---------   ---------   -----
     Property operating expenses        43,779      42,146       1,633     3.9%     62,552       46,556      15,996    34.4%
                                     ---------   ---------   ---------    ----    --------    ---------   ---------   -----

Income from property operations....  $  67,905   $  66,350   $   1,555     2.3%   $ 79,361    $  68,269   $  11,092    16.2%
                                     =========   =========   =========    ====    ========    =========   =========   =====

Site and Occupancy Information (1):

Average total sites................     43,143      43,132          11    (0.0%)    44,164       43,132       1,032     2.4%
Average occupied sites.............     38,826      39,611        (785)   (2.0%)    39,740       39,611         129     0.3%
Occupancy %........................       90.0%       91.8%       (1.8%)  (1.8%)      90.0%        91.8%       (1.8%)  (1.8%)
Monthly base rent per site.........  $  433.92   $  414.33   $   19.59     4.7%   $ 434.94    $  414.33   $   20.61     5.0%

(1) Site and occupancy information excludes Resort sites and Properties owned through joint ventures.

PROPERTY OPERATING REVENUES

      The 2.7% increase in Community base rental income for the Core Portfolio reflects a 4.7% increase in monthly base rent per site coupled with a 2.0% decrease in average occupied sites. The increase in utility and other income for the Core Portfolio is due primarily to increases in utility income, which resulted from higher expenses for these items. The increase in Total Portfolio revenue is primarily a result of the 2004 acquisitions.

                      MANUFACTURED HOME COMMUNITIES, INC.

PROPERTY OPERATING EXPENSES (CONTINUED)

      The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in property payroll, repair and maintenance, administrative, and insurance and other expenses. Utility expense also increased, but was offset by an increase in utility income. The increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, remained stable. Total Portfolio expenses increased due to 2004 acquisitions.

HOME SALES OPERATIONS:

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the six months ended June 30, 2004 and 2003.

                                                                   HOME SALES OPERATIONS
                                                    -------------------------------------------------
(DOLLARS IN THOUSANDS)                                   2004            2003        VARIANCE   % CHANGE
                                                    -------------    -------------   --------   --------

     Gross revenues from new home sales..........   $      16,010    $      12,260     3,750      30.6%
     Cost of new home sales......................         (14,492)         (10,277)   (4,215)    (41.0%)
                                                    -------------    -------------    ------     -----
     Gross profit from new home sales............           1,518            1,983      (465)    (23.4%)

     Gross revenues from used home sales.........           2,311            1,399       912      65.2%
     Cost of used home sales.....................          (1,870)          (1,349)     (521)    (38.6%)
                                                    -------------    -------------    ------     -----
     Gross profit from used home sales...........             441               50       391     782.0%

     Brokered resale revenues, net...............           1,088              830       258      31.1%
     Home selling expenses.......................          (4,277)          (3,702)     (575)    (15.5%)
     Ancillary services revenues, net............           1,647              371     1,276     343.9%
                                                    -------------    -------------    ------     -----

     Income (loss) from home sales and other.....   $        417     $       (468)       885     189.1%
                                                    ============     ============     ======     =====

HOME SALES VOLUMES:
       New home sales............................             214              170        44      25.9%
       Used home sales...........................             203               89       114     128.1%
       Brokered home resales.....................             737              542       195      36.0%

      New home sales gross profit reflects a 25.9% increase in sales volume coupled with a 23.4% decrease in the gross margin. Used home gross profit reflects an increase in gross margin on used home sales, along with increased sales volume. Brokered resale revenues reflect an increase in volume. The 15.5% increase in home selling expenses primarily reflects an increase in sales volumes and insurance expense.

                      MANUFACTURED HOME COMMUNITIES, INC.

OTHER INCOME AND EXPENSES:

      The decrease from the six months ended June 30, 2004 versus the same period a year earlier in other income and expenses reflects an increase in income from joint ventures offset by an increase in general and administrative expense, interest expense and depreciation mainly due to the 2004 acquisitions and the Recap in October 2003.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

      As of June 30, 2004, the Company had $9.4 million in cash and cash equivalents and $97 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities.

INVESTMENT IN AND ADVANCES TO JOINT VENTURES

      On February 3, 2004, the Company invested approximately $29.7 million in preferred equity interests (the "Mezzanine Investment") in six entities controlled by Diversified Investments, Inc. ("Diversified"). These entities own in the aggregate 11 properties, containing 5,054 sites. Approximately $11.7 million of the Mezzanine Investment accrues at a per annum average rate of 10%, with a minimum pay rate of 6.5%, payable quarterly, and approximately $17.9 million of the Mezzanine Investment accrues at a per annum average rate of 11%, with a minimum pay rate of 7%, payable quarterly. To the extent the minimum pay rates on the respective Mezzanine Investments are not achieved, the accrual rates increase to 12% and 13%, respectively. The Company can acquire these properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006. In addition, the Company has invested approximately $1.4 million in the Diversified entities managing these 11 properties, which is included in prepaid expenses and other assets on the Company's Consolidated Balance Sheet as of June 30, 2004.

      During the six months ended June 30, 2004, the Company invested approximately $2.1 million with Diversified in six separate property-owning entities. The Company can acquire these properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006.

      In addition, the Company recorded approximately $1.9 million and $1.1 million of net income from joint ventures in the six months ended June 30, 2004 and 2003, respectively, and received approximately $2.4 million and $0.7 million in distributions from these joint ventures for the six months ended June 30, 2004 and 2003, respectively. Included in these distributions for the six months ended June 2004 is a $1.5 million return of capital, of which $531,000 exceeded the Company's basis and thus was recorded in income from joint ventures. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

ACQUISITIONS

      During the six months ended June 30, 2004, we acquired 51 Properties (See footnote 4 of the unaudited interim financial statements). The combined real estate investment in these 51 properties was approximately $530 million and was funded with monies held in short-term investments and additional debt.

                      MANUFACTURED HOME COMMUNITIES, INC.

ACQUISITIONS (CONTINUED)

      We assumed inventory of approximately $1.2 million, other assets of $4.9 million, rents received in advance of approximately $13.6 million and other liabilities of approximately $5.8 million in connection with the 2004 acquisitions.

      On February 17, 2004, the Company paid $69 million to acquire 93% of PAMI entities' interests and as such included the acquisition and its results from operations in its consolidated financial statements at that time. The acquisition was funded with monies held in short-term investments and $50 million drawn from the Company's line of credit. PAMI filed a lawsuit disputing the authority of NHC to enter into the transaction with the Company and a trial was held in mid-April 2004. On June 21, 2004, the Court of Chancery for the State of Delaware in Civil Action No. 259-N issued a Memorandum Opinion affirming NHC had the authority to enter into the transaction with the Company.

      On May 28, 2004, a property located in Lake Placid, Florida was sold for a selling price of $3.4 million, with net proceeds of $0.8 million received mid-July, and no gain or loss on disposition was recognized. The operating results have been reflected in discontinued operations.

MORTGAGES AND CREDIT FACILITIES

      Throughout the six months ended June 30, 2004 the Company borrowed $81 million on its line of credit and paid down $18 million on the line of credit. The line of credit bears interest at a per annum rate of LIBOR plus 1.65% per annum.

      During the six months ended June 30, 2004, the company assumed Mortgage and other debt of approximately $157 million, which was recorded at fair market value with the related premium being amortized over the life of the loan using the effective interest rate. The company borrowed an additional $190 million of mortgage debt for other acquisitions. The Mortgages bear interest rates ranging from 5.14% to 5.81% per annum, and mature at various dates through November 1, 2027.

      Certain of the Company's mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization ("EBITDA"), limitations on certain holdings and other restrictions.

      As of June 30, 2004, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

 CONTRACTUAL OBLIGATIONS          TOTAL         2005        2006        2007        2008       2009     THEREAFTER
 -----------------------          -----         ----        ----        ----        ----       ----     ----------
Long Term Borrowings (1)        $1,469,380     $66,831     $94,762    $291,475    $197,535    $45,882     $772,895
Weighted average interest
  rates....................           6.36%       6.60%       4.11%       7.33%       5.70%      6.44%        6.48%

(1)   Balance excludes net premiums and discounts of $10.8 million.

      Included in the above table are certain capital lease obligations totaling approximately $7.0 million. These agreements expire June 2009 and are paid semi-annually.

                      MANUFACTURED HOME COMMUNITIES, INC.

MORTGAGES AND CREDIT FACILITIES (CONTINUED)

      In addition, the Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2032 with terms which include minimum rent to be paid throughout the year plus additional rents calculated as a percentage of gross revenues. For the six months ended June 30, 2004 and 2003, ground lease expense was approximately $450,000. Minimum future rental payments under the ground leases are approximately $1.7 million for each of the next five years and approximately $30.1 million thereafter.

CAPITAL IMPROVEMENTS

      Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate costs. Recurring CapEx was approximately $6.5 million for the six months ended June 30, 2004. Site development costs were approximately $5.7 million for the six months ended June 30, 2004, and represent costs to develop expansion sites at certain of the Company's Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home. Corporate costs were approximately $200,000 for the six months ended June 30, 2004.

EQUITY TRANSACTIONS

      In connection with the $501 million borrowing and subsequent special distribution, on February 27, 2004, the Company contributed all of its assets to MHC Trust, a newly formed Maryland real estate investment trust, including the Company's entire partnership interest in MHC Operating Limited Partnership. In exchange for its contribution, the Company was issued all of the outstanding shares of MHC Trust. As a result of the restructuring, MHC will continue to qualify as a real estate investment trust under the Code, with its assets consisting of interests in MHC Trust. MHC Trust, in turn, will also qualify as a real estate investment trust under the Code and will be the general partner of the Operating Partnership. On May 1, 2004, in connection with the restructuring, MHC sold cumulative preferred stock ("Series A & B preferred stock") to certain unaffiliated investors.

      On May 13, 2004, the Company issued 1.1 million OP units valued at $32.2 million in connection with the acquisition of the Monte Vista property.

      On April 9, 2004, the Company paid a $0.0125 per share distribution for the quarter ended March 31, 2004 to stockholders of record on March 26, 2004. On July 9, 2004 the Company paid a $0.0125 per share distribution for the quarter ended June 30, 2004 to stockholders of record on June 25, 2004. The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid on March 31, 2004 and June 30, 2004. On June 30, 2004 approximately $8,000 of the $11,915 cumulative distribution has been paid on the Series A & B preferred stock.

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

      The following table presents a calculation of FFO for the quarters and six months ended June 30, 2004 and 2003 (amounts in thousands):

                                                                    QUARTERS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30,                JUNE 30,
                                                               -----------------------   ---------------------
                                                                  2004         2003        2004        2003
                                                               ----------   ----------   ---------   ---------
COMPUTATION OF FUNDS FROM OPERATIONS:
      Net income available for common shares.................  $      658   $   14,400   $   5,634   $  22,072
      Income allocated to common OP Units....................         181        3,444       1,337       5,291
      Depreciation on real estate assets.....................      12,305        9,687      22,974      18,591
      Depreciation on discontinued real estate assets........          18          ---          32         129
      Gain on the sale of Properties and other...............         ---      (10,826)       (638)    (10,826)
                                                               ----------   ----------   ---------   ---------
        Funds from operations available for common shares....  $   13,162   $   16,705   $  29,339   $  35,257
                                                               ==========   ==========   =========   =========
      Weighted average Common Shares outstanding - diluted         29,142       27,965      28,840      27,853
                                                               ==========   ==========   =========   =========

                      MANUFACTURED HOME COMMUNITIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      Our earnings are affected by changes in interest rates, since a portion of our outstanding indebtedness is at variable rates based on LIBOR. Our Line of Credit ($63 million outstanding at June 30, 2004) bears interest at LIBOR plus 1.65%, per annum. If LIBOR increased/decreased by 1.0% during the six months ended June 30, 2004, interest expense would have increased/decreased by approximately $133,000 based on the average balance outstanding under the Company's Line of Credit during the period.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There were no material changes in the Company's internal control over financial reporting during the six months ended June 30, 2004.

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

            31.1 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification of Chief Executive Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Chief Financial Officer Pursuant to 19 U.S.C.
                  Section 1350

            32.2 Certification of Chief Executive Officer Pursuant to 19 U.S.C.
                  Section 1350

      (b)   Reports on Form 8-K:

            Form 8-K dated and filed April 20, 2004, relating to Item 7 -
                  "Financial Statements and Exhibits" and Item 9 - "Regulation FD Disclosure" regarding release of Earnings Results for the quarter ended March 31, 2004.

            Form 8-K/A dated and filed April 30, 2004, relating to Item 2 -
                  "Acquisition of Assets" and Item 7 - "Financial
                  Statements and Exhibits" regarding the acquisition and investment in 58 properties.

            Form 8-K dated and filed May 6, 2004, relating to Item 5 -
                  "Other Events and Regulation FD Disclosure" announcing the declaration of the second quarter 2004 dividend.

                      MANUFACTURED HOME COMMUNITIES, INC.

            Form 8-K dated and filed May 18, 2004, relating to Item 5 -
                  "Other Events and Regulation FD Disclosure" announcing the acquisition of eight properties.

            Form 8-K dated and filed June 23, 2004, relating to Item 5 -
                  "Other Events and Regulation FD Disclosure" announcing the settlement of litigation related to the acquisition of the NHC Portfolio.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MANUFACTURED HOME COMMUNITIES, INC.

                                   BY: /s/ Thomas P. Heneghan
                                       -----------------------------------------
                                       Thomas P. Heneghan
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

                                   BY: /s/ Michael B. Berman
                                       -----------------------------------------
                                       Michael B. Berman
                                       Vice President, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)

DATE: August 9, 2004