Form 10-Q
period 2004-09-30
MANUFACTURED HOME COMMUNITIES INC
filed 2004-11-08
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

            23,069,459 shares of Common Stock as of November 8, 2004

                       MANUFACTURED HOME COMMUNITIES, INC.

                                TABLE OF CONTENTS

                          PART I - FINANCIAL STATEMENTS

                                                                                                             Page
                                                                                                             ----
ITEM 1.   FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003.................    3

    Consolidated Statements of Operations for the quarters and nine months ended
       September 30, 2004 and 2003 (unaudited).............................................................    4

    Consolidated Statements of Other Comprehensive Income for the quarters and nine months ended
       September 30, 2004 and 2003 (unaudited).............................................................    5

    Consolidated Statements of Cash Flows for the nine months ended
       September 30, 2004 and 2003 (unaudited).............................................................    6

    Notes to Consolidated Financial Statements.............................................................    7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations......................................................................   19

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.......................................   30

ITEM 4.   Controls and Procedures..........................................................................   30

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................................................   30

ITEM 4.   Submission of Matters to a Vote of Security Holders..............................................   30

ITEM 6.   Exhibits and Reports on Form 8-K.................................................................   31

                       MANUFACTURED HOME COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    SEPTEMBER 30,
                                                                        2004        DECEMBER 31,
                                                                     (UNAUDITED)        2003
                                                                    -------------   ------------
ASSETS
Investment in real estate:
   Land ..........................................................   $   420,268    $   282,803
   Land improvements .............................................     1,319,930        911,176
   Buildings and other depreciable property ......................       124,181        121,117
                                                                     -----------    -----------
                                                                       1,864,379      1,315,096
   Accumulated depreciation ......................................      (308,882)      (272,497)
                                                                     -----------    -----------
     Net investment in real estate ...............................     1,555,497      1,042,599
Cash and cash equivalents ........................................         7,592        325,740
Notes receivable .................................................        13,245         11,551
Investment in joint ventures .....................................        50,114         18,828
Rents receivable, net ............................................         2,486          2,385
Deferred financing costs, net ....................................        14,290         14,164
Inventory ........................................................        44,726         31,604
Prepaid expenses and other assets ................................        36,999         27,044
                                                                     -----------    -----------
   TOTAL ASSETS ..................................................   $ 1,724,949    $ 1,473,915
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ........................................   $ 1,413,597    $ 1,076,183
   Unsecured line of credit ......................................        61,000             --
   Accounts payable and accrued expenses .........................        43,464         27,928
   Accrued interest payable ......................................         7,942          5,978
   Rents received in advance and security deposits ...............        17,276          6,616
   Distributions payable .........................................           464        224,696
                                                                     -----------    -----------
     TOTAL LIABILITIES ...........................................     1,543,743      1,341,401
                                                                     -----------    -----------

Commitments and contingencies ....................................            --             --

Minority interest - Common OP Units and other ....................        12,823          1,716
Minority interest - Perpetual Preferred OP Units .................       125,000        125,000

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value
     10,000,000 shares authorized; none issued ...................            --             --
   Common stock, $0.01 par value
     50,000,000 shares authorized; 23,060,701 and 22,563,348
     shares issued and outstanding for 2004 and 2003,
     respectively ................................................           223            222
   Paid-in capital ...............................................       296,225        263,066
   Deferred compensation .........................................          (248)          (494)
   Distributions in excess of accumulated earnings ...............      (252,817)      (256,996)
                                                                     -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY ..................................        43,383          5,798
                                                                     -----------    -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $ 1,724,949    $ 1,473,915
                                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      QUARTERS ENDED                  NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                                --------------------------        --------------------------
                                                                  2004             2003             2004             2003
                                                                ---------        ---------        ---------        ---------
PROPERTY OPERATIONS:
     Community base rental income ............................  $  53,863        $  49,203        $ 157,528        $ 147,675
     Resort base rental income ...............................     14,169            2,144           39,463            8,076
     Utility and other income ................................      5,939            4,904           18,893           15,327
                                                                ---------        ---------        ---------        ---------
         Property operating revenues .........................     73,971           56,251          215,884          171,078

     Property operating and maintenance ......................     25,259           16,283           69,987           48,828
     Real estate taxes .......................................      6,161            4,577           17,716           13,960
     Property management .....................................      3,316            2,364            9,585            6,992
                                                                ---------        ---------        ---------        ---------
         Property operating expenses .........................     34,736           23,224           97,288           69,780
                                                                ---------        ---------        ---------        ---------
         Income from property operations .....................     39,235           33,027          118,596          101,298

HOME SALES OPERATIONS:
     Gross revenues from inventory home sales ................     12,594           11,399           30,915           25,058
     Cost of inventory home sales ............................    (10,833)         (10,115)         (27,195)         (21,741)
                                                                ---------        ---------        ---------        ---------
         Gross profit from inventory home sales ..............      1,761            1,284            3,720            3,317
     Brokered resale revenues, net ...........................        540              491            1,628            1,321
     Home selling expenses ...................................     (2,169)          (1,971)          (6,446)          (5,669)
     Ancillary services revenues (losses), net ...............        770             (125)           2,417              244
                                                                ---------        ---------        ---------        ---------
         Income (loss) from home sales and other .............        902             (321)           1,319             (787)

OTHER INCOME (EXPENSES):
     Interest income .........................................        309              254            1,076              760
     Income from unconsolidated joint ventures and other .....      1,241              490            4,669            1,629
     General and administrative ..............................     (2,110)          (2,027)          (6,689)          (5,959)
     Interest and related amortization .......................    (24,041)         (12,408)         (67,684)         (37,453)
     Depreciation on corporate assets ........................       (427)            (310)          (1,231)            (930)
     Depreciation on real estate assets and other costs.......    (13,052)          (9,446)         (36,026)         (28,037)
     Gain on sale of real estate and other ...................         --               --              638               --
                                                                ---------        ---------        ---------        ---------
         Total other income (expenses) .......................    (38,080)         (23,447)        (105,247)         (69,990)
                                                                ---------        ---------        ---------        ---------
     Income before allocation to minority interests and
         discontinued operations .............................      2,057            9,259           14,668           30,521

MINORITY INTERESTS:
     (Income) loss allocated to Common OP Units ..............        168           (1,246)          (1,169)          (4,369)
     Income allocated to Perpetual Preferred OP Units ........     (2,825)          (2,813)          (8,459)          (8,439)
                                                                ---------        ---------        ---------        ---------

         Income (loss) from continuing operations ............       (600)           5,200            5,040           17,713

DISCONTINUED OPERATIONS:
     Discontinued operations .................................         --               10               (6)             913
     Gain on sale of discontinued property ...................         --               --               --           10,826
     Minority interest on discontinued operations ............         --               (2)              --           (2,170)
                                                                ---------        ---------        ---------        ---------
         Income (loss) from discontinued operations ..........         --                8               (6)           9,569
                                                                ---------        ---------        ---------        ---------
NET INCOME (LOSS) AVAILABLE FOR COMMON SHARES ................  $    (600)       $   5,208        $   5,034        $  27,282
                                                                =========        =========        =========        =========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     QUARTERS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                                --------------------------        --------------------------
                                                                2004              2003              2004             2003
                                                                ---------        ---------        ---------        ---------
EARNINGS PER COMMON SHARE - BASIC:
     Income (loss) from continuing operations ................  $   (0.03)       $    0.24        $    0.22        $    0.80
     Income from discontinued operations .....................         --               --               --             0.43
                                                                ---------        ---------        ---------        ---------
     Net income (loss) available for Common Shares ...........  $   (0.03)       $    0.24        $    0.22        $    1.24
                                                                =========        =========        =========        =========

EARNINGS PER COMMON SHARE - FULLY DILUTED:
     Income (loss) from continuing operations ................  $   (0.03)       $    0.23        $    0.21        $    0.79
     Income from discontinued operations .....................         --               --               --             0.42
                                                                ---------        ---------        ---------        ---------
     Net income (loss) available for Common Shares ...........  $   (0.03)       $    0.23        $    0.21        $    1.21
                                                                =========        =========        =========        =========

     Distributions declared per Common Share
         outstanding .........................................  $  0.0125        $   0.495        $  0.0375        $   1.485
                                                                =========        =========        =========        =========

     Weighted average Common Shares outstanding -
         basic ...............................................     22,829           22,114           22,747           22,020
                                                                =========        =========        =========        =========
     Weighted average Common Shares outstanding -
         fully diluted .......................................     29,335           28,148           29,188           27,952
                                                                =========        =========        =========        =========

                       MANUFACTURED HOME COMMUNITIES, INC.
              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     QUARTERS ENDED                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                                --------------------------        --------------------------
                                                                2004              2003             2004             2003
                                                                ---------        ---------        ---------      -----------
Net income(loss) available for Common Shares .................  $    (600)       $   5,208        $   5,034        $  27,282
     Net unrealized holding gains on derivative
         instruments .........................................         --              609               --            1,101
                                                                ---------        ---------        ---------        ---------
Net comprehensive income (loss) ..............................  $    (600)       $   5,817        $   5,034        $  28,383
                                                                =========        =========        =========        =========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    SEPTEMBER 30,  SEPTEMBER 30,
                                                                        2004           2003
                                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income available for Common Shares ......................   $     5,034    $    27,282
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to Minority Interests ..................         9,628         14,978
         Gain on sale of real estate and other ...................          (638)       (10,826)
         Depreciation and amortization expense ...................        38,814         29,636
         Income from unconsolidated joint ventures ...............        (3,540)        (1,602)
         Amortization of deferred compensation and other .........         2,027          1,469
         Increase in provision for uncollectible rents
         receivable ..............................................           203            (68)
     Changes in assets and liabilities:
         Rents receivable ........................................           243           (235)
         Inventory ...............................................       (11,927)         2,763
         Prepaid expenses and other assets .......................        (5,198)        (1,293)
         Accounts payable and accrued expenses ...................        12,155            758
         Rents received in advance and security deposits .........        (3,052)         1,114
                                                                     -----------    -----------
     Net cash provided by operating activities ...................        43,749         63,976
                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of rental properties ............................      (137,398)           (97)
     Proceeds from disposition of assets .........................           671         27,170
     Investments from joint ventures, net ........................       (28,470)         1,213
     Funding of notes receivable .................................        (1,663)          (728)
     Improvements:
         Improvements - corporate ................................          (245)           (72)
         Improvements - rental properties ........................        (9,498)        (8,700)
         Site development costs ..................................        (9,532)        (5,517)
                                                                     -----------    -----------
     Net cash (used in) provided by investing activities .........      (186,135)        13,269
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common and preferred stock ......................         5,001          6,499
     Collection of principal payments on employee notes ..........            --          2,713
     Line of credit:
         Proceeds ................................................        81,000         42,000
         Repayments ..............................................       (20,000)       (68,250)
     Refinancing - net proceeds (repayments) .....................            --          6,899
     Principal payments ..........................................        (6,177)        (3,786)
     Distributions ...............................................      (233,858)       (49,094)
     Debt issuance costs .........................................        (1,728)        (3,515)
                                                                     -----------    -----------
     Net cash used in financing activities .......................      (175,762)       (66,534)
                                                                     -----------    -----------

Net (decrease) increase in cash and cash equivalents .............      (318,148)        10,711
Cash and cash equivalents, beginning of period ...................       325,740          7,270
                                                                     -----------    -----------
Cash and cash equivalents, end of period .........................   $     7,592    $    17,981
                                                                     ===========    ===========

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest .........................   $    64,034    $    40,156
                                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFINITION OF TERMS:

      Manufactured Home Communities, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries ("Subsidiaries"), are referred to herein as the "Company", "MHC", "we", "us", and "our". Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K (the "2003 Form 10-K") for the year ended December 31, 2003.

PRESENTATION:

      These unaudited interim consolidated financial statements of MHC, have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2003 Form 10-K. The following notes to consolidated financial statements highlight significant changes to the notes included in the 2003 Form 10-K and present interim disclosures as required by the SEC. The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation

      The Company consolidates its majority owned subsidiaries in which it has the ability to control the operations of the subsidiaries and all variable interest entities with respect to which the Company is the primary beneficiary. All inter-company transactions have been eliminated in consolidation. The Company's acquisitions were all accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141").

      In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, Consolidation of Variable Interest Entities - an interpretation of ARB 51 ("FIN 46R"). The objective of FIN 46R is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in the company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity's expected losses or receives a majority of the entity's expected residual returns if they occur, or both. In applying the provisions of FIN 46R the Company determined that its Mezzanine Investment is a VIE however, the Company concluded that it is not the primary beneficiary. As such, the adoption of this pronouncement had no effect on the Company's financial statements.

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

(c) Segments

      We manage all our operations on a property-by-property basis. Since each property has similar economic and operational characteristics the Company has one reportable segment, which is the operation of land lease communities. The distribution of the Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of properties outside such markets.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d) Inventory

      Inventory consists of new and used manufactured homes, and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the manufactured home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Resale revenues are stated net of commissions paid to employees of $849,000 for the nine months ended September 30, 2004.

(e) Real Estate

      In accordance with SFAS No. 141, we allocate the purchase price of properties we acquire to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be available in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

      Certain costs, primarily legal costs, relative to our efforts to effectively change the use and operations of several Properties subject to rent control (see Note 9) are currently classified in other assets. These costs, to the extent these efforts are successful, are capitalized to the extent of the established fair value of the revised project and included in the net investment in real estate for the appropriate Properties. To the extent these efforts are not successful, these costs will be expensed. In addition, we capitalize certain costs, primarily legal costs, related to entering into agreements which govern the terms under which we may enter into leases with individual tenants and which are expensed over the term of the agreement.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Notes Receivable

      Notes receivable generally are stated at their outstanding unpaid principal balances, net of any deferred fees or costs on originated loans, or unamortized discounts or premiums net of any valuation allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases we finance the sale of homes to our residents (referred to as "Chattel Loans"). These Chattel Loans are secured by the homes. The valuation allowance for any delinquent Chattel Loans is calculated based on a comparison of the outstanding principal balance of the note compared to the N.A.D.A. value and the current market value of the underlying manufactured home collateral.

(g) Investments in Joint Ventures

      Investments in unconsolidated joint ventures are accounted for using the equity method of accounting because we do not have control over the activities of the investees. Our net equity investment is reflected on the consolidated balance sheets, and the consolidated statements of operations include our share of net income or loss from the unconsolidated joint ventures. Any difference between the carrying amount of these investments on our consolidated balance sheet and the historical cost of the underlying equity is depreciated as an adjustment to income from unconsolidated joint ventures, generally over 30 years.

(h) Insurance Claims

      The properties are covered against fire, flood, property, earthquake, wind storm and business interruption by insurance policies containing various deductible requirements and coverage limits. Recoverable costs are classified in other assets as incurred. Proceeds are applied against the asset when received. Costs relating to capital items are treated in accordance with the Company's capitalization policy. The book value of the original capital item is written off in the replacement period. Insurance proceeds relating to the capital costs will be recorded as income in the period they are received.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER COMMON SHARE (CONTINUED)

      The following table sets forth the computation of basic and fully diluted earnings per share for the quarters and nine months ended September 30, 2004 and 2003 (amounts in thousands):

                                                                       QUARTERS ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                                --------------------------        --------------------------
                                                                   2004            2003              2004            2003
                                                                ---------        ---------        ---------        ---------
NUMERATORS:
  INCOME (LOSS) FROM CONTINUING OPERATIONS:
     Income (loss) from continuing operations -
        basic ................................................  $    (600)       $   5,200        $   5,040        $  17,713
     Amounts allocated to dilutive securities ................       (168)           1,246            1,169            4,369
                                                                ---------        ---------        ---------        ---------
     Income (loss) from continuing operations -
          fully diluted ......................................  $    (768)       $   6,446        $   6,209        $  22,082
                                                                =========        =========        =========        =========

  INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
     Income (loss) from
         discontinued operations - basic .....................  $     ---        $       8        $      (6)       $   9,569
     Amounts allocated to dilutive securities ................        ---                2              ---            2,170
                                                                ---------        ---------        ---------        ---------
     Income (loss) from
         discontinued operations - fully diluted .............  $     ---        $      10        $      (6)       $  11,739
                                                                ---------        ---------        ---------        ---------

EARNINGS PER COMMON SHARE- FULLY DILUTED:

     Net income (loss) available for Common
         Shares - basic ......................................  $    (600)       $   5,208        $   5,034        $  27,282
     Amounts allocated to dilutive securities ................       (168)           1,248            1,169            6,539
                                                                ---------        ---------        ---------        ---------
     Net income (loss) available for Common
         Shares - fully diluted ..............................  $    (768)       $   6,456        $   6,203        $  33,821
                                                                =========        =========        =========        =========

DENOMINATOR:
  Weighted average Common Shares
       outstanding - basic ...................................     22,829           22,114           22,747           22,020
  Effect of dilutive securities:
  Redemption of Common OP Units for
       Common Shares .........................................      6,509            5,344            5,914            5,349
  Employee stock options and restricted shares ...............        ---              690              527              583
                                                                ---------        ---------        ---------        ---------
  Weighted average Common Shares
       outstanding - fully diluted ...........................     29,335           28,148           29,188           27,952
                                                                =========        =========        =========        =========

The effect of employee stock options and restricted shares for the current quarter were anti-dilutive.

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

      In connection with the $501 million borrowing and subsequent special distribution, on February 27, 2004, the Company contributed all of its assets to MHC Trust, a newly formed Maryland real estate investment trust, including the Company's entire partnership interest in MHC Operating Limited Partnership (the "Operating Partnership"). In exchange for its contribution, the Company was issued all of the outstanding shares of MHC Trust. As a result of the restructuring, MHC will continue to qualify as a real estate investment trust under the Code, with its assets consisting of interests in MHC Trust. MHC Trust, in turn, will also qualify as a real estate investment trust under the Code and will be the general partner of the Operating Partnership. On May 1, 2004, in connection with the restructuring, MHC sold cumulative preferred stock ("Series A & B preferred stock") to certain unaffiliated investors.

      During the nine months ended September 30, 2004, in connection with 2004 acquisitions the Company issued 1.2 million common OP units valued at $36.7 million of which approximately $28.7 million has been classified as paid-in capital.

      On April 9, 2004, the Company paid a $0.0125 per share distribution for the quarter ended March 31, 2004 to stockholders of record on March 26, 2004. On July 9, 2004, the Company paid a $0.0125 per share distribution for the quarter ended June 30, 2004 to stockholders of record on June 25, 2004. On October 8, 2004, the Company paid a $0.0125 per share distribution for the quarter ended September 30, 2004 to stockholders of record on September 24, 2004. The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid on March 31, 2004, June 30, 2004 and September 30, 2004.

NOTE 4 - INVESTMENT IN REAL ESTATE

      During the nine months ended September 30, 2004, we acquired 52 Properties. The combined investment in real estate for these 52 Properties was approximately $534 million and was funded with monies held in short-term investments and additional debt (amounts in millions, except for total sites).

                                                                                              REAL                  NET
  CLOSING DATE                       PROPERTY                 LOCATION       TOTAL SITES     ESTATE      DEBT      EQUITY
-----------------              ---------------------     ------------------  -----------     ------     ------     ------
ACQUISITIONS:

January 15, 2004               O'Connell's               Amboy, IL                 668       $  6.6     $  5.0     $  1.6
January 30, 2004               Spring Gulch              New Holland, PA           420          6.4        4.8        1.6
February 3, 2004               Paradise                  Mesa, AZ                  950         25.7       20.0        5.7
February 18, 2004              Twin Lakes                Chocowinity, NC           400          5.2        3.8        1.4
February 19, 2004              Lakeside                  New Carlisle, IN           95          1.7         --        1.7
February 5, 2004               Diversified Portfolio     Various                 2,597         64.0       41.6       20.9
February 17, 2004              NHC Portfolio (a)         Various                11,357        235.0      159.0       69.0
May 3, 2004                    Viewpoint                 Mesa, AZ                1,928         81.3       44.0       37.3
May 12, 2004                   Cactus Gardens            Yuma, AZ                  430          7.9        4.9        3.0
May 13, 2004                   Monte Vista               Mesa, AZ                  832         45.8       23.0       22.8
May 14, 2004                   GE Portfolio              Various                 1,135         52.9       37.7       15.2
September 8, 2004              Yukon Trails              Lyndon Station, WI        214          2.2         --        2.2

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT IN REAL ESTATE (CONTINUED)

      (a) On February 17, 2004, the Company acquired 93% of PAMI entities' interests in 28 properties. On July 1, 2004 the Company acquired the remaining minority interest of the PAMI entities for a combination of $1.0 million in cash and common OP units

      In connection with the 2004 acquisitions and not reflected in the table above the Company acquired inventory of approximately $1.2 million, other assets of $4.9 million, rents received in advance of approximately $13.6 million and other liabilities of approximately $5.8 million. The Company also issued common OP units for value of approximately $36.7 million.

      On May 28, 2004, a property located in Lake Placid, Florida was sold for a selling price of $3.4 million, with net proceeds of $0.8 million received in July 2004. No gain or loss on disposition was recognized in the period. The operating results have been reflected in discontinued operations.

      All acquisitions have been accounted for utilizing the purchase method of accounting, and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be recorded within one year following the acquisitions. We acquired all of these Properties from unaffiliated third parties.

      The following table illustrates the effect on net income and earnings per share if the Company had consummated the acquisitions during the nine months ended September 30, 2004 and 2003 on January 1, 2004 and 2003, respectively (amounts in thousands, except per share data):


                                                   FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,
Pro Forma Information:                               2004              2003
                                                 -----------       -----------
Property operating revenues ..................   $   231,391       $   223,739
                                                 ===========       ===========

Income from continuing operations ............   $     6,589       $    16,306
                                                 ===========       ===========

Net income available for Common Shares .......   $     6,583       $    25,875
                                                 ===========       ===========

Earnings per Common Share - Basic:
  Income from continuing operations ..........   $      0.29       $      0.74
  Net income available for Common Shares .....   $      0.29       $      1.18

Earnings per Common Share - Fully Diluted:
  Income from continuing operations ..........   $      0.28       $      0.72
  Net income available for Common Shares .....   $      0.28       $      1.13

      The Company is actively seeking to acquire additional properties and currently is engaged in negotiations relating to the possible acquisition of a number of properties. At any time these negotiations are at varying stages that may include contracts outstanding to acquire certain properties that are subject to satisfactory completion of the Company's due diligence review.

NOTE 5 - NOTES RECEIVABLE

      As of September 30, 2004, the Company had approximately $13.2 million in notes receivable. The Company has approximately $12.7 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.1%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by manufactured homes at certain of the Properties. As of September 30, 2004, the Company had approximately $400,000 in notes receivable which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of Common OP Units and partnership interests in certain joint ventures.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENT IN JOINT VENTURES

      On February 3, 2004, the Company invested approximately $29.7 million in preferred equity interests (the "Mezzanine Investment") in six entities controlled by Diversified Investments, Inc. ("Diversified"). These entities own in the aggregate 11 properties, containing 5,054 sites. Approximately $11.7 million of the Mezzanine Investment accrues at a per annum average rate of 10%, with a minimum per annum pay rate of 6.5%, payable quarterly, and approximately $17.9 million of the Mezzanine Investment accrues at a per annum average rate of 11%, with a minimum pay rate of 7%, payable quarterly. To the extent the minimum pay rates on the respective Mezzanine Investments are not achieved, the accrual rates increase to 12% and 13% per annum, respectively. The Company can acquire these properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006. In addition, the Company has invested approximately $1.4 million in the Diversified entities managing these 11 properties, which is included in prepaid expenses and other assets on the Company's Consolidated Balance Sheet as of September 30, 2004.

      During the nine months ended September 30, 2004, the Company invested approximately $2.7 million with Diversified in eight separate property-owning entities. The Company can acquire these properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006.

      In addition, the Company recorded approximately $2.8 million and $1.6 million of net income from joint ventures in the nine months ended September 30, 2004 and 2003, respectively, and received approximately $4.5 million and $1.2 million in distributions from such joint ventures for the nine months ended September 30, 2004 and 2003, respectively. Included in such distributions for the nine months ended September 2004 is a $2.5 million return of capital, of which $531,000 exceeded the Company's basis and thus was recorded in income from unconsolidated joint ventures and other.

      Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

The following table summarizes the Company's investments in unconsolidated joint ventures:

                                                                                             INVESTMENT AS OF
                                                                NUMBER OF     ECONOMIC      SEPT 30,    DEC 31,
               PROPERTY                       LOCATION            SITES       INTEREST (a)    2004       2003
                                                                                              (in thousands)
Diversified Investments                    Various              3,497             25%       $ 2,437     $    --
Trails West                                Tucson, AZ             503             50%         1,770       1,752
Plantation                                 Calimesa, CA           385             50%         3,022       2,825
Manatee                                    Bradenton, FL          290             90%            30          45
Home                                       Hallandale, FL         136             90%             8       1,082
Villa del Sol                              Sarasota, FL           207             90%           680         654
Voyager RV Resort                          Tucson, AZ             767             25%         3,126       4,412
Preferred Interests in College Heights                             --             17%         8,119       8,058
Mezzanine Investments                                           5,054                        30,922          --
                                                               ------                       -------     -------
                                                               10,839                       $50,114     $18,828
                                                               ======                       =======     =======

(a) The percentages shown approximate the Company's economic interest. The Company's legal interest may differ.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM BORROWINGS

      As of September 30, 2004 and December 31, 2003, the Company had outstanding mortgage indebtedness of approximately $1,414 million and $1,076 million, respectively, encumbering 164 and 114 of the Company's Properties, respectively. As of September 30, 2004 and December 31, 2003, the carrying value of such Properties was approximately $1,671 million and $1,124 million, respectively.

      The outstanding mortgage indebtedness as of September 30, 2004 consists of:

- Approximately $499.8 million of mortgage debt ("Mortgage Debt") consisting of 49 loans collateralized by 51 Properties beneficially owned by separate legal entities that are Subsidiaries of the Company, which we closed on October 17, 2003 (the "Recap"). Of this Mortgage Debt, $166.7 million bears interest at 5.35% per annum and matures November 1, 2008; $80.7 million bears interest at 5.72% per annum and matures November 1, 2010; $79.1 million bears interest at 6.02% per annum and matures November 1, 2013; and $173.3 million bears interest at 6.33% per annum and matures November 1, 2015. The Mortgage Debt amortizes over 30 years.

- A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 28 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and bears interest at 7.015% per annum. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is presented net of a settled hedge of $3.0 million (net of accumulated amortization of $439,438), which is being amortized into interest expense over the life of the loan.

- A $90.7 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- A $48.5 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owed by MHC Stagecoach L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures September 1, 2011.

- A $43.9 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC Bay Indies, L.L.C. The Bay Indies Mortgage bears interest at a rate of 5.69% per annum, amortizes beginning April 17, 2003 over 25 years and matures May 1, 2013.

- A $15.2 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

- Approximately $453.1 million of mortgage debt on 70 other Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate method. Scheduled maturities for the outstanding indebtedness are at various dates through November 1, 2027, and fixed interest rates range from 5.14% to 8.36% per annum. Included in this debt, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997. Approximately $157 million of debt was assumed in the acquisition of 28 Properties during the nine months ended September 30, 2004 (see Note 4).

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM BORROWINGS (CONTINUED)

      We have unsecured lines of credit consisting of the following:

- A $110 million facility with a group of banks, bearing interest at the London Interbank Offered Rate ("LIBOR") plus 1.65% per annum that matures on August 9, 2006, for which we pay a quarterly fee on the average unused amount of the total facility equal to 0.15% of such amount. As of September 30, 2004, $49 million was available under this facility.

- A $50 million facility with Wells Fargo Bank, bearing interest at LIBOR plus 1.65% per annum that matures on August 4, 2006 for which we pay a quarterly fee on the average unused amount of the total facility equal to 0.15% of such amount. This facility remained undrawn at September 30, 2004.

NOTE 8 - STOCK-BASED COMPENSATION

      We account for our stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", which results in compensation expense being recorded based on the fair value of the stock compensation issued. SFAS No. 148 provided three possible transition methods for changing to the fair value method. Effective January 1, 2003, we elected to use the modified-prospective method, which requires that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted or settled in fiscal years beginning after December 15, 1994. Stock-based compensation expense was approximately $2.0 million and $1.3 million for the nine months ended September 30, 2004 and 2003, respectively.

      Pursuant to the Stock Option Plan as discussed in Note 14 to our 2003 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the nine months ended September 30, 2004, Options for 161,917 shares of common stock were exercised for proceeds of approximately $2.5 million.

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

      The Company's efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin ("CMHOA"), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believes had been agreed to by the CMHOA in a settlement agreement. The Company intends to vigorously defend this matter. On May 23, 2004, the California Court of Appeal affirmed the trial court's order dismissing the Company's claims against the City of San Rafael. Accordingly, the CMHOA is expected to request a trial on its remaining claims for damages. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER CALIFORNIA RENT CONTROL LITIGATION(CONTINUED)

      Similarly, in June 2003 the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the Judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against MHC and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the "prior ordinance"). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinances and to adjust its base rent to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The court of appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. MHC intends to vigorously defend the judgment and believes the two new lawsuits are impermissible attacks on the judgment. In addition, the Company has sued the City of Santee in federal court alleging all three of the ordinances are unconstitutional under the Fifth Amendment to the United States Constitution because they fail to substantially advance a legitimate state interest. Thus, it is the Company's position that even if the court of appeal would reverse the judgment, that the ordinances are subject to invalidation as a matter of law in the federal court action.

      Moreover, in July 2004, the Ninth Circuit Court of Appeal decided the case of Cashman v. City of Cotati, a community owner's challenge to the city's rent control ordinance, and stated that: a rent control ordinance that does not on its face provide for a mechanism to prevent the capture of a premium is unconstitutional, as a matter of law, absent sufficient externalities rendering a premium unavailable. This reasoning supports the legal position the Company has put forth in its opposition to rent control in general and vacancy control in particular. The City of Cotati has petitioned the Ninth Circuit for rehearing and that petition is pending. In addition, in October 2004, the United States Supreme Court granted certiorari in the State of Hawaii vs. Chevron USA, Inc., a Ninth Circuit Court of Appeal case that upholds the standard that a regulation must substantially advance a legitimate state purpose in order to be constitutionally viable. The ultimate outcome of these cases will guide the Company's continued efforts to realize the value of its Properties which are subject to rent control and the Company's efforts to achieve a level of regulatory fairness in rent control jurisdictions.

OTHER

      The Company is involved in various other legal proceedings arising in the ordinary course of business. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company.

NOTE 10 - OTHER EVENTS

      During the third quarter, MHC's Florida properties were impacted by three hurricanes, Hurricane Charley, Hurricane Frances and Hurricane Jeanne. Included in property operating and maintenance is a reserve for $1.0 million for insurance deductibles and other non-recoverable costs.

      The Company is under an agreement to purchase from the parent of Thousand Trails, Inc. ("Thousand Trails") 57 properties and approximately 3,000 acres of vacant land. Under the agreement the Company will lease the real estate (excluding the vacant land) to Thousand Trails on a triple net basis and subject to annual escalations at a rate of $16 million per annum. The term of the lease is 15 years, with two five year renewals at the option of the lessee. In addition, Thousand Trails will continue to operate the properties. The company has secured commitments from its bank group for new unsecured debt to finance the transaction.

      On November 4th the Company announced that its Board of Directors approved changing its name to Equity Lifesyle Properties, Inc. This initiates a process which will occur over the next several months.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion of the interim results of operations, financial condition and liquidity and capital resources of the Company for the quarter and nine months ended September 30, 2004 compared to the corresponding period in 2003. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2003 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. The forward-looking statements contained herein are subject to certain risks and uncertainties including, but not limited to: in the age-qualified communities, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial markets volatility; in the all-age communities, results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing and competition from alternative housing options including site-built single-family housing; the Company's ability to maintain rental rates and occupancy with respect to properties currently owned or pending acquisitions; the Company's assumptions about rental and home sales markets; the completion of pending acquisitions and timing with respect thereto; the effect of interest rates as well as other risks indicated from time to time in the Company's filings with the Securities and Exchange Commission. In addition, quarter-to-quarter results during the year are impacted by seasonality at certain of the communities. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

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

                    PROPERTY                              TRANSACTION DATE              SITES
                    --------                              ----------------              -----
TOTAL SITES AS OF JANUARY 1, 2003...................                                    52,349

ACQUISITIONS:
   Toby's...........................................      December 3, 2003                 379
   Araby Acres......................................      December 15, 2003                337
   Foothill Village ................................      December 15, 2003                180
   O'Connell's .....................................      January 15, 2004                 668
   Spring Gulch.....................................      January 30, 2004                 420
   Paradise.........................................      February 3, 2004                 950
   Twin Lakes.......................................      February 18, 2004                400
   Lakeside.........................................      February 19, 2004                 95
   Shangri La.......................................      February 5, 2004                 160
   Terra Ceia.......................................      February 5, 2004                 203
   Southernaire.....................................      February 5, 2004                 108
   Sixth Avenue.....................................      February 5, 2004                 134
   Suni Sands.......................................      February 5, 2004                 336
   Topic's..........................................      February 5, 2004                 230
   Coachwood Colony.................................      February 5, 2004                 202
   Waterway.........................................      February 5, 2004                 336

                         (table continues on next page)

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESULTS OF OPERATIONS (CONTINUED):

                      (table continues from previous page)

   Desert Paradise..................................      February 5, 2004                 260
   Goose Creek......................................      February 5, 2004                 598
   NHC..............................................      February 17, 2004             11,357
   Viewpoint........................................      May 3, 2004                    1,928
   Cactus Gardens...................................      May 12, 2004                     430
   Monte Vista......................................      May 13, 2004                     832
   Carefree Cove....................................      May 14, 2004                     164
   Sunshine Holiday.................................      May 14, 2004                     399
   Las Palmas.......................................      May 14, 2004                     135
   Parque la Quinta.................................      May 14, 2004                     166
   Village of the Four Seasons......................      May 14, 2004                     271
   Yukon Trails.....................................      September 8, 2004                214

JOINT VENTURES:
   Lake Myers.......................................      December 18, 2003                425
   Pine Haven.......................................      January 21, 2004                 625
   Twin Mills.......................................      January 27, 2004                 501
   Plymouth Rock....................................      February 10, 2004                609
   Mesa Verde.......................................      May 18, 2004                     345
   Winter Garden....................................      May 18, 2004                     350
   Arrowhead........................................      August 20, 2004                  377
   Sun Valley.......................................      September 10, 2004               265

MEZZANINE INVESTMENTS:
   Fiesta Grande I &II .............................      February 3, 2004                 767
   Tropical Palms...................................      February 3, 2004                 297
   Island Vista Estates.............................      February 3, 2004                 617
   Foothills West...................................      February 3, 2004                 188
   Capri............................................      February 3, 2004                 300
   Casita Verde.....................................      February 3, 2004                 192
   Rambler's Rest...................................      February 3, 2004                 647
   Venture Inn......................................      February 3, 2004                 389
   Scenic...........................................      February 3, 2004                 224
   Clerbrook........................................      February 3, 2004               1,255
   Inlet Oaks.......................................      February 3, 2004                 178

DISPOSITIONS:
   Independence Hill................................      June 6, 2003                    (203)
   Brook Gardens....................................      June 6, 2003                    (424)
   Pheasant Ridge...................................      June 30, 2003                   (101)
   Lake Placid......................................      May 28, 2004                    (408)

EXPANSION SITE DEVELOPMENT AND OTHER:
     Sites added or reconfigured in 2003                                                   (35)
     Sites added or reconfigured in 2004                                                    89
                                                                                        ------
TOTAL SITES AS OF SEPTEMBER 30, 2004................                                    81,710
                                                                                        ======

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESULTS OF OPERATIONS (CONTINUED):

TRENDS

      Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Average occupancy in our Core Portfolio decreased 1.3% from the same period last year. Average monthly base rental rates for the Core Portfolio increased approximately 4.6% in the same period. We project continued growth during 2004 in our Core Portfolio performance. Core Portfolio base rental rate growth is expected to be approximately 3%. These projections would result in growth of approximately 2% to 2.5% in Core Portfolio income from operations (also referred to as net operating income or "NOI"). The Company does not anticipate future activity to include the same volume of consummated acquisitions or announced transactions as in the previous nine months.

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

      In accordance with SFAS No. 141, we allocate the purchase price of properties we acquire to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be available in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESULTS OF OPERATIONS (CONTINUED):

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

      In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, Consolidation of Variable Interest Entities - an interpretation of ARB 51 ("FIN 46R"). The objective of FIN 46R is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in the company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity's expected losses or receives a majority of the entity's expected residual returns if they occur, or both. In applying the provisions of FIN 46R the Company determined that its Mezzanine Investment is a VIE however. The Company concluded that it is not the primary beneficiary. As such, the adoption of this pronouncement had no effect on the Company's financial statements.

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

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2004 TO THE QUARTER ENDED SEPTEMBER 30, 2003

      Since December 31, 2002, the gross investment in real estate has increased from $1,296 million to $1,864 million. The total number of sites owned or controlled, or in which the Company holds an investment, has increased from 52,349 as of December 31, 2002 to 81,710 as of September 30, 2004.

PROPERTY OPERATIONS:

      The following table summarizes certain financial and statistical data for the Property Operations for our Core Portfolio and the Total Portfolio for the quarters ended September 30, 2004 and 2003.

                                                  CORE PORTFOLIO                             TOTAL PORTFOLIO
                                       ----------------------------------------   -------------------------------------
                                                          INCREASE/        %                          INCREASE/     %
(DOLLARS IN THOUSANDS)                   2004      2003   (DECREASE)     CHANGE     2004      2003    (DECREASE)  CHANGE
                                       -------   -------  ----------     ------   -------   -------   ----------  ------
Community base rental income .....     $50,811   $49,204   $ 1,607        3.3%    $53,863   $49,203     $ 4,660     9.5%
Resort base rental income ........          --        --        --         --      14,169     2,144      12,025   560.9%
Utility and other income .........       4,720     4,824       (95)      (2.0%)     5,939     4,904       1,035    21.1%
                                       -------   -------   -------       ----     -------   -------     -------   -----
     Property operating revenues..      55,531    54,028     1,503        2.8%     73,971    56,251      17,720    31.5%

Property operating and
     Maintenance (1) .............      15,310    14,793       517        3.5%     25,259    16,283       8,976    55.1%
Real estate taxes ................       4,859     4,351       508       11.7%      6,161     4,577       1,584    34.6%
Property management ..............       2,158     2,274      (116)      (5.1%)     3,316     2,364         952    40.3%
                                       -------   -------   -------       ----     -------   -------     -------   -----
     Property operating expenses..      22,327    21,418       909        4.2%     34,736    23,224      11,512    49.5%
                                       -------   -------   -------       ----     -------   -------     -------   -----
Income from property operations...     $33,204   $32,610   $   594        1.8%    $39,235   $33,027     $ 6,208    18.8%

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESULTS OF OPERATIONS (CONTINUED):

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2004 TO THE QUARTER ENDED SEPTEMBER 30, 2003 (CONTINUED)

Site and Occupancy Information (2):

Average total sites ...........   43,152    43,131        21        0.0%    45,105    43,131     1,974       4.6%
Average occupied sites ........   38,702    39,213      (511)      (1.3%)   40,619    39,213     1,406       3.6%
Occupancy % ...................     89.7%     90.9%     (1.2%)     (1.3%)     90.1%     90.9%     (0.8%)    (0.9%)
Monthly base rent per site ....  $437.62   $418.25    $19.37        4.6%   $442.04   $418.25    $23.79       5.7%

Total sites
    As of September 30, 2004 ..   43,152    43,131        21        0.0%    45,105    43,131     1,974       4.6%
Total occupied sites
    As of September 30, 2004 ..   38,682    39,162      (480)      (1.2%)   40,596    39,162     1,434       3.7%

(1) The effect of the 3rd quarter insurance reserve relating to the Florida storms has been removed from the Core Portfolio for comparative purposes.

(2) Site and occupancy information excludes Resort sites and Properties owned through joint ventures.

PROPERTY OPERATING REVENUES

      The 3.3% increase in Community base rental income for the Core Portfolio reflects a 4.6% increase in monthly base rent per site and a 1.2% decrease in average occupied sites. The decrease in utility and other income for the Core Portfolio is due primarily to a decrease in other property income. Total portfolio revenues reflect the increase of resort base rental income due to our current year acquisitions.

PROPERTY OPERATING EXPENSES

      The increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in professional fees. The increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, remained stable. Total portfolio expenses increased primarily due to the 2004 acquisitions.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESULTS OF OPERATIONS (CONTINUED):

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2004 TO THE QUARTER ENDED SEPTEMBER 30, 2003 (CONTINUED)

HOME SALES OPERATIONS:

      The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended September 30, 2004 and 2003.

                                                                                HOME SALES OPERATIONS

                                                           -----------------------------------------------------------------
                                                                2004               2003            VARIANCE           % CHANGE
                                                           --------------        ---------        ---------           --------
(DOLLARS IN THOUSANDS)

     Gross revenues from new home sales ...............    $       11,732        $  10,394        $   1,338             12.9%
     Cost of new home sales ...........................           (10,128)          (9,136)            (992)            10.9%
                                                           --------------        ---------        ---------            -----
     Gross profit from new home sales .................             1,604            1,258              346             27.5%

     Gross revenues from used home sales ..............               862            1,005             (143)           (14.2%)
     Cost of used home sales ..........................              (705)            (979)             274            (28.0%)
                                                           --------------        ---------        ---------            -----
     Gross profit from used home sales ................               157               26              131            503.8%

     Brokered resale revenues, net ....................               540              491               49             10.0%
     Home selling expenses ............................            (2,169)          (1,971)            (198)            10.0%
     Ancillary services revenues, net .................               770             (125)             895            716.0%
                                                           --------------        ---------        ---------            -----

     Income (loss) from home sales and other ..........    $          902        $    (321)       $   1,223            381.0%
                                                           ==============        =========        =========            =====

HOME SALES VOLUMES:
       New home sales .................................               134              137               (3)            (2.2%)
       Used home sales ................................                97               53               44             83.0%
       Brokered home resales ..........................               335              287               48             16.7%

      The average selling price of new homes increased approximately $11,700 or 15.3% compared to the same period in 2003. Used home gross profit reflects an increase in sales volume combined with increased gross margin on used home sales. Brokered resale revenues reflects increased sales volume. The 10.0% increase in home selling expenses primarily reflects increased insurance costs and other expenses. The increase in ancillary service revenue relates primarily to 2004 acquisitions.

OTHER INCOME AND EXPENSES:

      The increase in other expenses reflects an increase in interest expense resulting from the Recap borrowing in October 2003 and additional debt assumed in the 2004 acquisitions, an increase in depreciation on real estate assets related to the 2004 acquisitions, and increased general and administrative expense due to increased payroll. This is partially offset by an increase in interest income on short-term investments, and increased equity in income from joint ventures resulting from the Mezzanine Investment and eight 2004 joint venture investments and a preferred return of capital as a result of a refinancing in one of the joint ventures.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESULTS OF OPERATIONS (CONTINUED):

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

      The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the nine months ended September 30, 2004 and 2003.

                                                     CORE PORTFOLIO                                    TOTAL PORTFOLIO
                                     ---------------------------------------------     --------------------------------------------
                                                              INCREASE/       %                                 INCREASE/      %
(DOLLARS IN THOUSANDS)                  2004        2003      (DECREASE)    CHANGE        2004        2003      (DECREASE)   CHANGE
                                     ---------------------------------------------     --------------------------------------------
Community base rental income.......  $  151,896  $  147,675  $     4,221      2.9%     $  157,528  $  147,675  $     9,853     6.7%
Resort base rental income..........          --          --           --       --          39,463       8,076       31,387   388.5%
Utility and other income...........      15,319      14,848          476      3.6%         18,893      15,327        3,566    23.2%
                                     ----------  ----------  -----------    -----      ----------  ----------  ------------  ------
     Property operating revenues...     167,215     162,523        4,692      2.9%        215,884     171,078       44,806    26.2%

Property operating and
     Maintenance (1)...............      45,167      43,724        2,193      5.0%         69,987      48,828       21,159    43.3%
Real estate taxes..................      14,494      13,270        1,224      9.2%         17,716      13,960        3,756    26.9%
Property management................       6,689       6,642           47      0.7%          9,585       6,992        2,593    37.1%
                                     ----------  ----------  -----------    -----      ----------  ----------  ------------  ------
     Property operating expenses ..      66,350      63,636        3,463      4.3%         97,288      69,780       27,508    39.4%
                                     ----------  ----------  -----------    -----      ----------  ----------  ------------  ------

Income from property operations ...  $  100,865  $   98,887  $     1,229      2.0%     $  118,596  $  101,298  $    17,298    17.1%
                                     ==========  ==========  ===========    =====      ==========  ==========  ===========   =====

Site and Occupancy Information (2):

Average total sites................      43,145      43,131           14      0.0%         44,477      43,131        1,346     3.1%
Average occupied sites.............      38,784      39,478         (694)    (1.8%)        40,093      39,478          615     1.6%
Occupancy %........................        89.9%       91.5%        (1.6%)   (1.7%)          90.1%       91.5%        (1.4%)  (1.5%)
Monthly base rent per site.........  $   435.16  $   415.63  $     19.53      4.7%     $   436.56  $   415.63  $     20.93     5.0%

(1) The effect of the 3rd quarter insurance reserve relating to the Florida storms has been removed from the Core Portfolio for comparative purposes.

(2) Site and occupancy information excludes Resort sites and Properties owned through joint ventures.

PROPERTY OPERATING REVENUES

      The 2.9% increase in Community base rental income for the Core Portfolio reflects a 4.7% increase in monthly base rent per site and a 1.8% decrease in average occupied sites. The increase in utility and other income for the Core Portfolio is due primarily to increases in utility income, which resulted from higher expenses for these items. The increase in Total Portfolio revenue is due to the 2004 acquisitions.

      The increase in property operating and maintenance expense for the Core Portfolio is due to increases in property payroll, repair and maintenance, and administrative. Utility expense also increased, but was offset by an increase in utility income. The increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, remained stable. Total Portfolio expenses increased due to 2004 acquisitions.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESULTS OF OPERATIONS (CONTINUED):

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (CONTINUED)

HOME SALES OPERATIONS:

      The following table summarizes certain financial and statistical data for the Home Sales Operations for the nine months ended September 30, 2004 and 2003.

                                                                                     HOME SALES OPERATIONS
                                                                -------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                             2004            2003             VARIANCE         % CHANGE
                                                                ---------        ---------          --------         --------
     Gross revenues from new home sales ......................  $  27,742        $  22,654            5,088             22.5%
     Cost of new home sales ..................................    (24,620)         (19,413)          (5,207)            26.8%
                                                                ---------        ---------           ------            -----
     Gross profit from new home sales ........................      3,122            3,241             (119)            (3.7%)

     Gross revenues from used home sales .....................      3,173            2,404              769             32.0%
     Cost of used home sales .................................     (2,575)          (2,328)            (247)            10.6%
                                                                ---------        ---------           ------            -----
     Gross profit from used home sales .......................        598               76              522            686.8%

     Brokered resale revenues, net ...........................      1,628            1,321              307             23.2%
     Home selling expenses ...................................     (6,446)          (5,669)            (777)            13.7%
     Ancillary services revenues, net ........................      2,417              244            2,173            890.6%
                                                                ---------        ---------           ------            -----

     Income (loss) from home sales and other .................  $   1,319        $    (787)           2,106            267.6%
                                                                =========        =========           ======            =====

HOME SALES VOLUMES:
       New home sales ........................................        348              307               41             13.4%
       Used home sales .......................................        300              142              158            111.3%
       Brokered home resales .................................      1,072              829              243             29.3%

      New home sales gross profit reflects a 13.4% increase in sales volume and a 3.7% decrease in the gross margin. Used home gross profit reflects an increase in gross margin on used home sales, along with increased sales volume. Brokered resale revenues reflect an increase in volume. The 13.7% increase in home selling expenses primarily reflects an increase in sales volumes and insurance expense.

OTHER INCOME AND EXPENSES:

      The decrease from the nine months ended September 30, 2004 versus the same period a year earlier in other income and expenses reflects an increase in income from joint ventures offset by an increase in general and administrative expense, interest expense and depreciation mainly due to the 2004 acquisitions and the Recap in October 2003.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

      As of September 30, 2004, the Company had $7.6 million in cash and cash equivalents and $99 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. The table below summarizes cash flow activity for the nine months ended September 30, 2004 and 2003.

                                                        FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                      ---------------------------
                                                         2004            2003
                                                      ---------------------------
Cash provided by operating activities                 $  43,749        $  63,976
Cash (used in) provided by investing activities        (186,135)          13,269
Cash (used in) provided by financing activities        (175,762)         (66,534)
                                                      ---------        ---------
Net (decrease) increase in cash                       $(318,148)       $  10,711
                                                      =========        =========

OPERATING ACTIVITIES

      Net cash provided by operating activities decreased $20.2 million from $64.0 million for the nine months ended September 30, 2003. This decrease reflects increased interest expense as a result of the Recap in October, 2003, increases in working capital partially offset by increases in property operating income as discussed in "Results of Operations" above.

INVESTING ACTIVITIES

      Net cash used in investing activities reflects the impact of the following 2004 investing activities.

INVESTMENT IN AND ADVANCES TO JOINT VENTURES

      On February 3, 2004, the Company invested approximately $29.7 million in preferred equity interests (the "Mezzanine Investment") in six entities controlled by Diversified Investments, Inc. ("Diversified"). These entities own in the aggregate 11 properties, containing 5,054 sites. Approximately $11.7 million of the Mezzanine Investment accrues at a per annum average rate of 10%, with a minimum pay rate of 6.5%, payable quarterly, and approximately $17.9 million of the Mezzanine Investment accrues at a per annum average rate of 11%, with a minimum pay rate of 7%, payable quarterly. To the extent the minimum pay rates on the respective Mezzanine Investments are not achieved, the accrual rates increase to 12% and 13% per annum, respectively. The Company can acquire these properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006. In addition, the Company has invested approximately $1.4 million in the Diversified entities managing these 11 properties, which is included in prepaid expenses and other assets on the Company's Consolidated Balance Sheet as of September 30, 2004.

      During the nine months ended September 30, 2004, the Company invested approximately $2.7 million with Diversified in eight separate property-owning entities. The Company can acquire these properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006.

      In addition, the Company recorded approximately $2.8 million and $1.6 million of net income from joint ventures (net of depreciation) in the nine months ended September 30, 2004 and 2003, respectively, and received approximately $4.5 million and $1.2 million in distributions from such joint ventures for the nine months ended September 30, 2004 and 2003, respectively. Included in such distributions for the nine months ended September 2004 is a $2.5 million return of capital, of which $531,000 exceeded the Company's basis and thus was recorded in income from unconsolidated joint ventures and other.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

ACQUISITIONS

      During the nine months ended September 30, 2004, we acquired 52 Properties (See footnote 4 of the unaudited interim financial statements). The combined real estate investment in these 52 Properties was approximately $534 million and was funded with monies held in short-term investments and additional debt.

      We assumed inventory of approximately $1.2 million, other assets of $4.9 million, rents received in advance of approximately $13.6 million and other liabilities of approximately $5.8 million in connection with the 2004 acquisitions. The Company also issued common OP units for value of approximately $36.7 million.

      On February 17, 2004, the Company paid $69 million to acquire 93% of PAMI entities' interests in 28 properties. The acquisition was funded with monies held in short-term investments and $50 million drawn from the Company's line of credit. On July 1, 2004 the Company acquired the remaining minority interest of the PAMI entities for a combination of $1.0 million in cash and common OP units.

      On May 28, 2004, a property located in Lake Placid, Florida was sold for a selling price of $3.4 million, with net proceeds of $0.8 million received in mid-July, and no gain or loss on disposition was recognized. The operating results have been reflected in discontinued operations.

      As previously announced the company has entered into an agreement to purchase Thousand Trails, Inc. This transaction is expected to close in the fourth quarter. The anticipated investment is $160 million. The Company anticipates financing the deal with new unsecured debt and is currently in negotiations with our lenders.

CAPITAL IMPROVEMENTS

      Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate costs. Recurring CapEx was approximately $9.5 million for the nine months ended September 30, 2004. Site development costs were approximately $9.5 million for the nine months ended September 30, 2004, and represent costs to develop expansion sites at certain of the Company's Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home. Corporate costs were approximately $245,000 for the nine months ended September 30, 2004.

FINANCING ACTIVITIES

      Net cash used in financing activities reflect the following 2004 financing activities.

MORTGAGES AND CREDIT FACILITIES

      Throughout the nine months ended September 30, 2004, the Company borrowed $70 million on its line of credit and paid down $9 million on the line of credit. The line of credit bears interest at a per annum rate of LIBOR plus 1.65%.

      During the nine months ended September 30, 2004, the Company assumed Mortgage and other debt of approximately $157 million, which was recorded at fair market value with the related premium being amortized over the life of the loan using the effective interest rate. The Company borrowed an additional $190 million of mortgage debt for other acquisitions. The mortgages bear interest at rates ranging from 5.14% to 5.81% per annum, and mature at various dates through November 1, 2027.

      Certain of the Company's mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization ("EBITDA"), limitations on certain holdings and other restrictions.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

MORTGAGES AND CREDIT FACILITIES (CONTINUED)

      As of September 30, 2004, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

CONTRACTUAL
OBLIGATIONS                       TOTAL          2005         2006          2007        2008       2009    THEREAFTER
------------                   ----------      -------      -------      --------    --------    -------    --------
Long Term Borrowings (1)..     $1,464,014      $64,622      $92,072      $295,673    $195,889    $66,451    $749,308
Weighted average interest
rates.....................           6.22%        5.75%        4.58%         6.95%       5.71%      6.23%       6.21%

   (1) Balance excludes net premiums and discounts of $10.7 million.

      Included in the above table are certain capital lease obligations totaling approximately $7.0 million. These agreements expire June 2009 and are paid semi-annually.

      In addition, the Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2032 with terms which include minimum rent to be paid throughout the year plus additional rents calculated as a percentage of gross revenues. For the nine months ended September 30, 2004 and 2003, ground lease expense was approximately $583,000. Minimum future rental payments under the ground leases are approximately $1.7 million for each of the next five years and approximately $30.1 million thereafter.

EQUITY TRANSACTIONS

      In connection with the $501 million borrowing and subsequent special distribution, on February 27, 2004, the Company contributed all of its assets to MHC Trust, a newly formed Maryland real estate investment trust, including the Company's entire partnership interest in MHC Operating Limited Partnership (the "Operating Partnership"). In exchange for its contribution, the Company was issued all of the outstanding shares of MHC Trust. As a result of the restructuring, MHC will continue to qualify as a real estate investment trust under the Code, with its assets consisting of interests in MHC Trust. MHC Trust, in turn, will also qualify as a real estate investment trust under the Code and will be the general partner of the Operating Partnership. On May 1, 2004, in connection with the restructuring, MHC sold cumulative preferred stock ("Series A & B preferred stock") to certain unaffiliated investors.

      During the nine months ended September 30, 2004, in connection with 2004 acquisitions the Company issued 1.2 million common OP units valued at $36.7 million of which approximately $28.7 million has been classified as paid-in capital.

      On January 16, 2004, we paid a one-time special distribution of $8.00 per share payable to stockholders of record on January 8, 2004. Proceeds of the Recap were used to pay the special distribution.

      On April 9, 2004, the Company paid a $0.0125 per share distribution for the quarter ended March 31, 2004 to stockholders of record on March 26, 2004. On July 9, 2004, the Company paid a $0.0125 per share distribution for the quarter ended June 30, 2004 to stockholders of record on June 25, 2004. On October 8, 2004, the Company paid a $0.0125 per share distribution for the quarter ended September 30, 2004 to stockholders of record on September 24, 2004. The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid on March 31, 2004, June 30, 2004 and September 30, 2004.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

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

      The following table presents a calculation of FFO for the quarters and nine months ended September 30, 2004 and 2003 (amounts in thousands):

                                                                  QUARTERS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                             ------------------------       ------------------------
                                                               2004            2003           2004            2003
                                                             --------        --------       --------        --------
COMPUTATION OF FUNDS FROM OPERATIONS:
   Net (loss) income available for common shares..........   $   (600)       $  5,208       $  5,034        $ 27,282
   (Loss) Income allocated to common OP Units ............       (168)          1,248          1,169           6,539
   Depreciation on real estate assets ....................     13,052           9,446         36,058          28,037
   Depreciation on discontinued real estate assets .......        ---             ---            ---             129
   Gain on the sale of Properties and other ..............        ---             ---           (638)        (10,826)
                                                             --------        --------       --------        --------
     Funds from operations available for common shares....   $ 12,284        $ 15,902       $ 41,623        $ 51,161
                                                             ========        ========       ========        ========

   Weighted average common shares outstanding - fully
   diluted ...............................................     29,846          28,148         29,188          27,952
                                                             ========        ========       ========        ========

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      Our earnings are affected by changes in interest rates, since a portion of our outstanding indebtedness is at variable rates based on LIBOR. Our Line of Credit ($61 million outstanding at September 30, 2004) bears interest at LIBOR plus 1.65%, per annum. If LIBOR increased/decreased by 1.0% during the nine months ended September 30, 2004, interest expense would have increased/decreased by approximately $133,000 based on the average balance outstanding under the Company's Line of Credit during the period.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There were no material changes in the Company's internal control over financial reporting during the nine months ended September 30, 2004.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      (see Note 9 of the Consolidated Financial Statements contained herein)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 4, 2004. Stockholders holding 20,968,892 Common Shares (being the only class of shares entitled to vote at the meeting), or 91.7% of the Company's issued and outstanding Common Shares as of the record date for the meeting, attended the meeting or were represented by proxy. The Company's shareholders voted on one matter presented at the meeting which received the requisite number of votes to pass. The results of the stockholders' vote were as follows:

PROPOSAL 1 - Election of three directors to terms expiring in 2005.

                                    TOTAL VOTE FOR EACH      TOTAL VOTE WITHHELD FROM
                                         DIRECTOR*                 EACH DIRECTOR*
Donald S. Chisholm                         99.53%                       .47%
Thomas E. Dobrowski                        97.54%                      2.46%
Thomas P. Heneghan                         98.21%                      1.79%
Joe B. McAdams                             99.53%                       .47%
Sheli Z. Rosenberg                         96.64%                      3.36%
Gary L. Waterman                           99.53%                       .47%
Howard Walker                              98.19%                      1.81%
Samuel Zell                                98.20%                      1.80%

* This percentage represents the number of shares voting in this matter out of the total number of shares voted at the meeting, not out of the total shares outstanding. This matter required a plurality of votes cast for approval.

                       MANUFACTURED HOME COMMUNITIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

            (a) Exhibits:

                  31.1    Certification of Chief Financial Officer Pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2    Certification of Chief Executive Officer Pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification of Chief Financial Officer Pursuant to 19 U.S.C. Section 1350

                  32.2 Certification of Chief Executive Officer Pursuant to 19 U.S.C. Section 1350

            (b) Reports on Form 8-K:

                  Form 8-K dated and filed July 20, 2004, relating to Item 7 -
                     "Financial Statements and Exhibits" and Item 9 - "Regulation FD Disclosure" regarding release of Earnings Results for the quarter ended June 30, 2004

                  Form 8-K dated and filed July 20, 2004, relating to Item 5 -
                     "Other Events and Regulation FD Disclosure" announcing preliminary earnings guidance for 2005.

                  Form 8-K dated and filed August 5, 2004, relating to Item 5 -
                     "Other Events and Regulation FD Disclosure" announcing an agreement with the parent of Thousand Trails, Inc.

                  Form 8-K dated and filed August 5, 2004, relating to Item 5 -
                     "Other Events and Regulation FD Disclosure" regarding the declaration of a dividend.

                  Form 8-K dated and filed August 16, 2004, relating to Item 5 -
                     "Other Events and Regulation FD Disclosure" regarding the impact of Hurricane Charley.

                  Form 8-K dated and filed September 7, 2004, relating to Item
                     8.01 - "Other Events" regarding the impact of Hurricane Frances.

                  Form 8-K dated and filed September 7, 2004, relating to Item
                     8.01 - "Other Events" providing an update related to Hurricane Charley.

                  Form 8-K dated and filed November 5, 2004, relating to Item
                     8.01 - "Other Events" announcing the 2005 dividend.

                  Form 8-K dated and filed November 5, 2004, relating to Item
                     8.01 - "Other Events" announcing the name change.

                  Form 8-K dated and filed October 19, 2004, relating to Item
                     7 - "Financial Statements and Exhibits" and Item 9 - "Regulation FD Disclosure" regarding release of Earnings Results for the quarter ended September, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MANUFACTURED HOME COMMUNITIES, INC.

                                    BY: /s/ Thomas P. Heneghan
                                        ----------------------------------------
                                        Thomas P. Heneghan
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                    BY:  /s/ Michael B. Berman
                                        ----------------------------------------
                                        Michael B. Berman
                                        Vice President, Treasurer and
                                          Chief Financial Officer
                                        (Principal Financial Officer
                                         and Principal Accounting Officer)

DATE: November 8, 2004