Form 10-K
period 2004-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2005-03-29
CIK 895417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-11718

                        EQUITY LIFESTYLE PROPERTIES, INC.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates was approximately $699.2 million as of March 11, 2005 based upon the closing price of $34.80 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

            At March 11, 2005, 23,172,094 shares of the Registrant's
                         Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2005.

                        EQUITY LIFESTYLE PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
PART I.

   Item 1.  Business ............................................................................     3
   Item 2.  Properties ..........................................................................     9
   Item 3.  Legal Proceedings ...................................................................    14
   Item 4.  Submission of Matters to a Vote of Security Holders .................................    17

PART II.

   Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer
               Purchases of Equity Securities ...................................................    18
   Item 6.  Selected Financial Data .............................................................    19
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations .......................................................................    22
   Item 7A. Quantitative and Qualitative Disclosures About Market Risk ..........................    36
   Item 8.  Financial Statements and Supplementary Data .........................................    36
   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure .......................................................................    36
   Item 9A. Controls and Procedures .............................................................    37
   Item 9B. Other Information ...................................................................    38

PART III.

   Item 10. Directors and Executive Officers of the Registrant ..................................    39
   Item 11. Executive Compensation ..............................................................    39
   Item 12. Security Ownership of Certain Beneficial Owners and Management ......................    39
   Item 13. Certain Relationships and Related Transactions ......................................    39
   Item 14. Principal Accountant Fees and Services ..............................................    39

PART IV.

   Item 15. Exhibits and Financial Statement Schedules ..........................................    40

                                     PART I

ITEM 1. BUSINESS

                        EQUITY LIFESTYLE PROPERTIES, INC.

GENERAL

     Equity Lifestyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries ("Subsidiaries"), is referred to herein as the "Company", "ELS", "we", "us", and "our". The Company is a fully integrated owner and operator of resort and retirement oriented properties ("Properties"). The Company leases individual developed areas ("sites" or "pads") with access to utilities for placement of factory built homes or recreational vehicles. The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of December 31, 2004, we owned or had an ownership interest in a portfolio of 275 Properties located throughout the United States containing 101,231 residential sites. These Properties are located in 25 states and British Columbia (with the number of Properties in each state shown parenthetically) - Florida (84), California (46), Arizona (35), Texas (15), Washington (13), Colorado (10), Oregon (9), Delaware (7), Indiana (7), Pennsylvania (7), Nevada
(6), North Carolina (6), Wisconsin (5), Virginia (4), Illinois (3), Iowa (2), Michigan (2), New Jersey (2), Ohio (2), South Carolina (2), Tennessee (2), Utah
(2), Montana (1), New Mexico (1), New York (1), and British Columbia (1).

     Properties are designed and improved for several home options of various sizes and designs that are produced off-site, installed and set ("Site Set"). These homes can range from 400 to over 2,000 square feet. The smallest of these are referred to as "Resort Cottages". Properties may also have pads that can accommodate a variety of recreational vehicles ("RVs"). Properties generally contain centralized entrances, paved streets, curbs and gutters and parkways. In addition, Properties often provide a clubhouse for social activities and recreation and other amenities, which may include restaurants, swimming pools, golf courses, lawn bowling, shuffleboard courts, tennis courts, laundry facilities and cable television service. In some cases, utilities are provided or arranged for by us; otherwise, the customer contracts for the utility directly. Some Properties provide water and sewer service through municipal or regulated utilities, while others provide these services to customers from on-site facilities. Properties generally are designed to attract retirees, empty-nesters, vacationers and second home owners; however, certain of the Properties focus on affordable housing for families. We focus on owning Properties in or near large metropolitan markets and retirement and vacation destinations.

     On November 10, 2004, we acquired KTTI Holding Company, Inc., owner of 57 Properties and approximately 3,000 acres of vacant land, for $160 million. These Properties are leased to Thousand Trails Operations Holding Company, L.P. ("Thousand Trails"), the largest operator of membership-based campgrounds in the United States. The Company has provided a long-term lease of the real estate (excluding the vacant land) to Thousand Trails, which will continue to operate the Properties for the benefit of over 100,000 members nationwide. These Properties are located in 16 states (primarily in the western and southern United States) and British Columbia, and contain 17,911 sites. The lease will generate $16 million in annual rental income to the Company on an absolute triple net basis, subject to annual escalations of 3.25%.

EMPLOYEE AND ORGANIZATIONAL STRUCTURE

     We have approximately 1,500 full-time, part-time and seasonal employees dedicated to carrying out our operating philosophy and strategies of value enhancement and service to our customers. The operations of each Property are coordinated by an on-site team of employees that typically includes a manager or two-person management team, clerical and maintenance workers, each of whom works to provide maintenance and care of the Properties. Direct supervision of on-site management is the responsibility of our regional vice presidents and regional and district managers. These individuals have significant experience in addressing the needs of customers and in finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 70 corporate employees who assist on-site management in all property functions.

FORMATION OF THE COMPANY

     We originally incorporated as Manufactured Home Communities, Inc. in Maryland in December 1992 and completed an initial public offering in March 1993. On November 16, 2004, we changed our name to Equity Lifestyle Properties, Inc.

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

     The operations of the Company are conducted primarily through the Operating Partnership. The Company contributed the proceeds from its initial public offering and subsequent offerings to the Operating Partnership for a general partnership interest. In 2004, the general partnership interest was contributed to MHC Trust (see Note 5 of the Notes to Consolidated Financial Statements contained in this Form 10-K). The financial results of the Operating Partnership and the Subsidiaries are consolidated in the Company's consolidated financial statements. In addition, since certain activities, if performed by the Company, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), the Company has formed taxable REIT subsidiaries as defined in the Code to engage in such activities.

     Several Properties acquired during 2004 are wholly owned by taxable REIT subsidiaries of the Company. In addition, Realty Systems, Inc. ("RSI") is a wholly owned taxable REIT subsidiary of the Company that, doing business as Carefree Sales, is engaged in the business of purchasing, selling and leasing site set homes that are located in Properties owned and managed by the Company. Carefree Sales also provides brokerage services to residents at such Properties. Typically, residents move from a Property but do not relocate their homes. Carefree Sales may provide brokerage services, in competition with other local brokers, by seeking buyers for the site set homes. Carefree Sales also leases inventory homes to prospective residents with the expectation that the tenant eventually will purchase the home. Subsidiaries of RSI also lease from the Operating Partnership certain real property within or adjacent to certain Properties consisting of golf courses, pro shops, stores and restaurants.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

     Our strategy seeks to maximize both current income and long-term growth in income. We focus on Properties that have strong cash flow and we expect to hold such Properties for long-term investment and capital appreciation. In determining cash flow potential, we evaluate our ability to attract and retain high quality customers in our Properties who take pride in the Property and in their home. These business objectives and their implementation are determined by our Board of Directors and may be changed at any time. Our investment, operating and financing approach includes:

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

     - Utilizing management information systems to evaluate potential acquisitions, identify and track competing Properties and monitor customer satisfaction;

     - Selectively acquiring Properties that have potential for long-term cash flow growth and to create property concentrations in and around major metropolitan areas and retirement or vacation destinations to capitalize on operating synergies and incremental efficiencies; and

     - Managing our debt balances such that we maintain financial flexibility, minimize exposure to interest rate fluctuations, and maintain an appropriate degree of leverage to maximize return on capital.

     Our strategy is to own and operate the highest quality Properties in sought-after locations near urban areas, retirement and vacation destinations across the United States. We focus on creating an attractive residential environment by providing a well-maintained, comfortable Property with a variety of organized recreational and social activities and superior amenities as well as offering a multitude of lifestyle housing choices. In addition, we regularly conduct evaluations of the cost of housing in the marketplaces in which our Properties are located and survey rental rates of competing Properties. From time to time we also conduct satisfaction surveys of our customers to determine the factors they consider most important in choosing a Property.

ACQUISITIONS AND DISPOSITIONS

     Over the last nine years our portfolio of Properties has grown significantly. We owned or had an interest in 40 Properties with approximately 12,000 sites in 1996. Today we have 275 Properties with over 100,000 sites. We continually review the Properties in our portfolio to ensure that they fit our business objectives. Between 1999 and 2003, we sold 26 Properties, and we redeployed capital to markets we believe had greater long-term potential. In 2004, we purchased or acquired interests in 135 Properties containing approximately 50,000 sites. We believe that opportunities for Property acquisitions are still available. Increasing acceptability of and demand for a lifestyle that includes Site Set homes and RVs as well as continued constraints on development of new Properties continue to add to their attractiveness as an investment. We believe we have a competitive advantage in the acquisition of additional Properties due to our experienced management, significant presence in major real estate markets and substantial capital resources. We are actively seeking to acquire additional Properties and are engaged in various stages of negotiations relating to the possible acquisition of a number of Properties.

     We anticipate that newly acquired Properties will be located in the United States, although we may consider other geographic locations provided they meet our acquisition criteria. We utilize market information systems to identify and evaluate acquisition opportunities, including a market database to review the primary economic indicators of the various locations in which we expect to expand our operations. Acquisitions will be financed from the most appropriate sources of capital, which may include undistributed funds from operations, issuance of additional equity securities, sales of investments, collateralized and uncollateralized borrowings and issuance of debt securities. In addition, the Operating Partnership may issue units of limited partnership interest ("OP Units") to finance acquisitions. We believe that an ownership structure that includes the Operating Partnership will permit us to acquire additional Properties in transactions that may defer all or a portion of the sellers' tax consequences.

When evaluating potential acquisitions, we consider such factors as:

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

     - The current and projected cash flow of the Property and the ability to increase cash flow,

     -    The potential for capital appreciation of the Property,

     - The terms of tenant leases, including the potential for rent increases,

     - The potential for economic growth and the tax and regulatory environment of the community in which the Property is located,

     - The potential for expansion of the physical layout of the Property and the number of sites and/or pads,

     - The occupancy and demand by customers for Properties of a similar type in the vicinity and the customers' profile,

     - The prospects for liquidity through sale, financing or refinancing of the Property, and

     - The competition from existing Properties and the potential for the construction of new Properties in the area.

When evaluating potential dispositions, we consider such factors as:

     - The ability to sell the Property at a price that we believe will provide an appropriate return for our stockholders,

     - Our desire to exit certain non-core markets and recycle the capital into core markets, and

     -    Whether the Property meets our current investment criteria.

     When investing capital we consider all potential uses of the capital including returning capital to our stockholders. As a result, during 1999 and 2000 we implemented our stock repurchase program, and our Board of Directors continues to review the conditions under which we will repurchase our stock. These conditions include, but are not limited to, market price, balance sheet flexibility, other opportunities and capital requirements. On January 16, 2004 we paid a special dividend of $8.00 per share using proceeds from a recapitalization (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities).

PROPERTY EXPANSIONS

     Several of our Properties have available land for expanding the number of sites available to be utilized by our customers. Development of these sites ("Expansion Sites") is predicated by local market conditions and permitted by zoning and other applicable laws. When justified, development of Expansion Sites allows us to leverage existing facilities and amenities to increase the income generated from the Properties. Where appropriate, facilities and amenities may be upgraded or added to certain Properties to make those Properties more attractive in their markets. Our acquisition philosophy has included the desire to own Properties with potential Expansion Site development, and we have been successful in acquiring a number of such Properties. Examples of these Properties include the 1993 acquisition of The Heritage with potential development of approximately 288 Expansion Sites, the 1994 acquisition of Bulow Plantation with potential development of approximately 725 Expansion Sites, the 1997 acquisition of Golf Vista Estates with potential development of approximately 88 Expansion Sites, the 1999 acquisition of Coquina Crossing with potential development of approximately 300 Expansion Sites, and the 2001 acquisitions of Grand Island and The Lakes at Countrywood with combined potential development of approximately 224 Expansion Sites. In 2004 we acquired several Properties with potential Expansion Sites, including O'Connell's with approximately 350 Expansion Sites, Monte Vista with 418 Expansion Sites and Viewpoint with 566 Expansion Sites. In addition, included in the purchase of the Thousand Trails Properties are 3,000 acres available for expansion.

     Approximately 40 of our Properties have expansion potential. In 2005, we expect to commence development of approximately 750 Expansion Sites within five of these Properties. As of December 31, 2004, we had approximately 815 Expansion Sites available for occupancy in 26 of the Properties. We filled 112 Expansion Sites in 2004 and expect to fill an additional 150 Expansion Sites in 2005.

LEASES

     At our Properties, a typical lease entered into between the customer and the Company for the rental of a site is for a month-to-month or year-to-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Non-cancelable long-term leases, with remaining terms ranging up to ten years, are in effect at certain sites within 37 of the Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index ("CPI"), in some instances taking into consideration certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments are made on an annual basis. At resort-oriented Properties, many annual and seasonal customers generally prepay for their stay. Many resort customers will also leave deposits to reserve a site for the following year.

REGULATIONS AND INSURANCE

     General. Our Properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. We believe that each Property has the necessary permits and approvals to operate.

     Rent Control Legislation. At certain of our Properties, state and local rent control laws, principally in California, limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. We presently expect to continue to maintain Properties, and may purchase additional Properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida has enacted a law that generally provides that rental increases must be reasonable. Also, certain jurisdictions in California in which we own Properties limit rent increases to changes in the CPI or some percentage thereof. As part of our effort to realize the value of our Properties subject to restrictive regulation, we have initiated lawsuits against several municipalities imposing such regulation in an attempt to balance the interests of our stockholders with the interests of our customers (see Item 3 - Legal Proceedings).

     Insurance. We believe that the Properties are covered by adequate fire, flood, property, earthquake and business interruption insurance (where appropriate) provided by reputable companies and with commercially reasonable deductibles and limits. Due to the lack of available commercially reasonable coverage, we are self-insured for terrorist incidents, except at certain Properties where terrorist insurance coverage is required by debt covenants. We believe our insurance coverage is adequate based on our assessment of the risks to be insured, the probability of loss and the relative cost of available coverage. We have obtained insurance insuring good title to the Properties in an aggregate amount that we believe to be adequate. Approximately 70 Florida Properties suffered damage from the four hurricanes that struck Florida during August and September 2004. As of December 31, 2004, total expenditures approximated $7 million. Approximately $1 million has been charged to operations as non-recoverable. The remaining portion is included in other assets as a receivable from insurance providers. The Company expects to incur additional expenditures to complete the work necessary to restore these Properties to their pre-hurricanes condition. As of February 18, 2005, approximately $6 million of these claims have been submitted for reimbursement.

                                    INDUSTRY

     We believe that modern properties similar to ours provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following reasons:

     - Barriers to Entry: We believe that the supply of new properties will be constrained due to barriers to entry. The most significant barrier has been the difficulty of securing zoning from local authorities. This has been the result of (i) the public's historically poor perception of manufactured housing, and (ii) the fact that properties generate less tax revenue because the homes are treated as personal property (a benefit to the homeowner) rather than real property. Another factor that creates substantial barriers to entry is the length of time between investment in a property's development and the attainment of stabilized occupancy and the generation of revenues. The initial development of the infrastructure may take up to two or three years. Once a property is ready for occupancy, it may be difficult to attract customers to an empty property. Substantial occupancy levels may take several years to achieve.

     - Industry Consolidation: According to various industry reports, there are approximately 65,000 properties in the United States, and approximately 6.0% or approximately 4,000 of the properties have more than 200 sites and would be considered investment-grade. We believe that this relatively high degree of fragmentation provides us, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional properties.

     - Customer Base: We believe that properties tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) customers typically own their own homes, (ii) properties tend to foster a sense of community as a result of amenities such as clubhouses and recreational and social activities, (iii) since moving a Site Set home from one property to another involves substantial cost and effort, customers often sell their home in-place (similar to site-built residential housing) with no interruption of rental payments to us.

     - Lifestyle Choice: According to the Recreational Vehicle Industry Association nearly 1 in 12 United States vehicle-owning households owns an RV. The 80 million people born from 1945 to 1964 or "baby boomers" make up the fastest growing segment of this market. We believe that this population segment, seeking an active lifestyle, will provide opportunities for future cash flow growth for the Company. Current RV owners, once finished with the more active RV lifestyle, will seek more permanent retirement or vacation establishments. The Site Set housing choice has become an increasingly popular housing alternative for retirement, second-home, and "empty-nest" living. According to a Fannie Mae survey, the baby-boom generation will constitute 18% of the U.S. population within the next 30 years and more than 32 million people will reach age 55 within the next ten years. Among those individuals who are nearing retirement (age 40 to 54), approximately 33% plan on moving upon retirement.

          We believe that the housing choices in our properties are especially attractive to such individuals throughout this lifestyle cycle. Our Properties offer an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment. In fact, many of our Properties allow for this cycle to occur within a single Property.

     - Construction Quality: Since 1976, all factory built housing has been required to meet stringent Federal standards, resulting in significant increases in quality. The Department of Housing and Urban Development's ("HUD") standards for Site Set housing construction quality are the only Federally regulated standards governing housing quality of any type in the United States. Site Set homes produced since 1976 have received a "red and silver" government seal certifying that they were built in compliance with the Federal code. The code regulates Site Set home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures. In addition, although Resort Cottages do not come under the same regulation, many of the manufacturers of Site Set homes also produce Resort Cottages with many of the same quality standards.

     - Comparability to Site-Built Homes: The Site Set housing industry has experienced a trend towards multi-section homes. Many modern Site Set homes are longer (up to 80 feet, compared to 50 feet in the 1960's) and wider than earlier models. Many such homes have vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single-family ranch style site-built homes.

     - Second Home Demographics: According to the National Association of Realtors ("NAR"), sales of second homes have risen almost 54.5% since 1989. There were approximately 9.2 million second homes owned in 2003 and approximately 6% of all home sales each year are second homes. The NAR study found that 48% of people who own a second home own either a cabin or Site Set home. Approximately 76% of vacation home owners prefer to be near an ocean, river or lake; 38% close to mountains or other natural attractions, and 37% in a specific vacation area. In looking ahead NAR believes that baby boomers are still in their peak earning years, and the leading edge of their generation is approaching retirement. As they continue to have the financial wherewithal to purchase second homes as a vacation property, investment opportunity, or perhaps as a retirement retreat, those baby boomers will continue to drive the market for second-homes. It is likely that over the next decade we will continue to see historically high levels of second home sales.

AVAILABLE INFORMATION

     We file reports electronically with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy information and statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We maintain an Internet site with information about the Company and hyperlinks to our filings with the SEC at http://www.mhchomes.com. Requests for copies of our filings with the SEC and other investor inquiries should be directed to:

          Investor Relations Department
          Equity Lifestyle Properties, Inc.
          Two North Riverside Plaza
          Chicago, Illinois 60606
          Phone: 1-800-247-5279
          e-mail: investor_relations@mhchomes.com

ITEM 2. PROPERTIES

GENERAL

     Our Properties provide attractive amenities and common facilities that create a comfortable and attractive home for our customers, with most offering a clubhouse, a swimming pool, laundry facilities and cable television service. Many also offer additional amenities such as sauna/whirlpool spas, golf courses, tennis, shuffleboard and basketball courts, exercise rooms and various social activities such as concerts. Since most of our customers generally rent our sites on a long-term basis, it is their responsibility to maintain their homes and the surrounding area. It is our role to ensure that customers comply with our Property policies and to provide maintenance of the common areas, facilities and amenities. We hold periodic meetings with our Property management personnel for training and implementation of our strategies. The Properties historically have had, and we believe they will continue to have, low turnover and high occupancy rates.

PROPERTY PORTFOLIO

     As of December 31, 2004, we owned or had an ownership interest in a portfolio of 275 Properties located throughout the United States containing 101,231 residential sites.

     The distribution of our Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of Properties outside such markets. Refer to Note 3(c) of the Notes to Consolidated Financial Statements contained in this Form 10-K.

     Bay Indies located in Venice, Florida and Westwinds located in San Jose, California each accounted for approximately 2.6% of our total property operating revenues for the year ended December 31, 2004.

     The following table sets forth certain information relating to the Properties we owned as of December 31, 2004, categorized by our major markets (excluding the Thousand Trails Properties and Properties owned through joint ventures).

                                                  TOTAL     TOTAL      ANNUAL     ANNUAL
                                                 NUMBER   NUMBER OF     SITE       SITE       ANNUAL      ANNUAL
                                                OF SITES    ANNUAL   OCCUPANCY   OCCUPANCY     RENT        RENT
                            LOCATION              AS OF     SITES      AS OF       AS OF       AS OF      AS OF
      PROPERTY            CITY, STATE           12/31/04   12/31/04   12/31/04  12/31/03(C)  12/31/04  12/31/03(C)
      --------       ---------------------      --------  ---------  ---------  -----------  --------  -----------
                                                     FLORIDA
   EAST COAST:
Breezy Hill RV       Pompano Beach      FL         762       430     100.0%        --         $5,031          --
Bulow RV             Flagler Beach      FL         352       122     100.0%        --         $3,169          --
Bulow Plantation     Flagler Beach      FL         276       276      97.8%      97.8%        $4,200      $3,948
Carefree Cove        Ft. Lauderdale     FL (a)     164       164      92.1%        --         $5,520          --
Carriage Cove        Daytona Beach      FL         418       418      92.8%      94.3%        $4,824      $4,716
Coquina Crossing     St Augustine       FL         450       450      89.1% (b)  97.2% (b)    $4,308      $4,092
Coral Cay            Margate            FL         819       819      89.5%      89.4%        $5,532      $5,460
Countryside          Vero Beach         FL         646       646      92.0%      98.0%        $4,272      $4,092
Heritage Plantation  Vero Beach         FL         436       436      88.5%      94.3%        $4,608      $4,416
Highland Wood RV     Pompano Beach      FL         148        69     100.0%        --         $3,823          --
Holiday Village      Vero Beach         FL         128       128      48.4%      68.8%        $3,852      $3,756
Holiday Village      Ormond Beach       FL         301       301      87.4%      88.0%        $4,116      $4,068
Indian Oaks          Rockledge          FL         208       208     100.0%      99.5%        $3,456      $3,288
Lakewood Village     Melbourne          FL         349       349      87.7%      92.8%        $4,800      $4,728
Lazy Lakes           Sugar Loaf         FL (a)     100        26     100.0%        --         $5,871          --
Lighthouse Pointe    Port Orange        FL         433       433      88.0%      89.1%        $4,188      $3,984
Maralago Cay         Lantana            FL         602       602      93.5%      92.7%        $5,520      $5,292
Park City West       Ft. Lauderdale     FL (a)     363       363      99.7%        --         $4,260          --
Pickwick             Port Orange        FL         432       432      99.8%      99.8%        $4,260      $4,176
Sunshine Holiday     Ft. Lauderdale     FL (a)     269       269     100.0%        --         $4,908          --
Sunshine Holiday RV  Ft. Lauderdale     FL (a)     149       123     100.0%        --         $4,514          --
Sunshine Holiday     Ormond Beach       FL (a)     349        30     100.0%        --         $3,403          --
Sunshine Key         Big Pine Key       FL (a)     409         0        --         --             --          --
Sunshine Travel      Vero Beach         FL (a)     300       170     100.0%        --         $3,009          --
The Meadows          Palm Beach Gardens FL         379       379      88.7%      85.5%        $4,848      $4,632

                                                   TOTAL     TOTAL      ANNUAL     ANNUAL
                                                  NUMBER   NUMBER OF     SITE       SITE       ANNUAL      ANNUAL
                                                 OF SITES    ANNUAL   OCCUPANCY   OCCUPANCY     RENT        RENT
                                LOCATION           AS OF     SITES      AS OF       AS OF       AS OF      AS OF
      PROPERTY                 CITY, STATE       12/31/04   12/31/04   12/31/04  12/31/03(C)  12/31/04  12/31/03(C)
      --------           ----------------------  --------  ---------  ---------  -----------  --------  -----------
   CENTRAL:
Coachwood Colony         Leesburg        FL (a)      202        202     96.5%        --        $2,976          --
Grand Island             Grand Island    FL          307        307     66.1%      68.7%       $3,864      $3,744
Lake Magic - Encore      Clermont        FL (a)      471         59    100.0%        --        $2,933          --
Mid-Florida Lakes        Leesburg        FL        1,226      1,226     82.5%      84.4%       $4,584      $4,548
Oak Bend                 Ocala           FL          262        262     87.8%      87.4%       $3,768      $3,672
Sherwood Forest          Kissimmee       FL          754        754     94.8%      96.0%       $4,464      $4,260
Villas at Spanish Oaks   Ocala           FL          459        459     87.1%      87.1%       $4,104      $4,008
Sherwood Forest RV       Kissimmee       FL          512        152    100.0%        --        $4,542          --
Southernaire             Mt. Dora        FL (a)      108        108     94.4%        --        $3,420          --
Southern Palms           Eustis          FL          950        406    100.0%        --        $2,755          --
Tropical Palms           Kissimmee       FL (a)      541          0       --         --            --          --

   GULF COAST (TAMPA/NAPLES):
Barrington Hills         Hudson          FL (a)      392        264   100.0%         --        $2,138          --
Bay Indies               Venice          FL        1,309      1,309    96.7%       96.3%       $5,232      $4,656
Bay Lake Estates         Nokomis         FL          228        228    96.1%       94.7%       $5,244      $5,124
Buccaneer                N. Ft. Myers    FL          971        971    96.9%       98.1%       $4,584      $4,416
Country Place            New Port Richey FL          515        515    99.8%       99.6%       $3,408      $3,336
Crystal Isles            Crystal River   FL (a)      260         13   100.0%         --        $2,072          --
Down Yonder              Largo           FL          362        362    97.0%       98.6%       $5,088      $4,836
East Bay Oaks            Largo           FL          328        328    95.7%       94.2%       $4,884      $4,740
Eldorado Village         Largo           FL          227        227    95.6%       91.6%       $4,908      $4,824
Fort Myers Beach Resort  Fort Myers      FL (a)      306        103   100.0%         --        $4,344          --
Glen Ellen               Clearwater      FL          106        106    86.8%       85.8%       $4,320      $3,936
Gulf Air Resort          Fort Myers      FL (a)      246        163   100.0%         --        $3,819          --
Gulf View                Punta Gorda     FL (a)      206         36   100.0%         --        $3,500          --
Hacienda Village         New Port Richey FL          505        505    96.8%       96.6%       $4,080      $3,840
Harbor Lakes             Port Charlotte  FL (a)      528        252   100.0%         --        $3,395          --
Harbor View              New Port Richey FL          471        471    99.6%       98.9%       $2,736      $2,676
Hillcrest                Clearwater      FL          279        279    79.6%       79.6%       $4,596      $4,296
Holiday Ranch            Largo           FL          150        150    88.0%       88.7%       $4,536      $4,440
Lake Fairways            N. Ft. Myers    FL          896        896    99.8%       99.6%       $4,872      $4,668
Lake Haven               Dunedin         FL          379        379    81.5%       83.6%       $5,304      $4,968
Lakes at Countrywood     Plant City      FL          424        424    91.7%       93.4%       $3,264      $3,156
Manatee                  Bradenton       FL (a)      415        230   100.0%         --        $3,332          --
Meadows at Countrywood   Plant City      FL          799        799    91.5% (b)   98.4% (b)   $3,768      $3,660
Oaks at Countrywood      Plant City      FL          168        168    70.2%       72.0%       $3,324      $3,300
Pasco                    Lutz            FL (a)      255        157   100.0%         --        $2,992          --
Pine Lakes               N. Ft. Myers    FL          584        584   100.0%      100.0%       $5,820      $5,580
Pioneer Village          N. Ft. Myers    FL (a)      733        398   100.0%         --        $3,175          --
Royal Coachman           Nokomis         FL (a)      546        389   100.0%         --        $4,677          --
Silk Oak                 Clearwater      FL          180        180    85.0%       87.2%       $4,596      $4,404
Silver Dollar            Odessa          FL (a)      385        366   100.0%         --        $3,496          --
Terra Ceia               Palmetto        FL (a)      203        145   100.0%         --        $2,533          --
The Heritage             N. Ft. Myers    FL          455        455    95.4%       91.2%       $4,224      $4,008
Toby's                   Arcadia         FL          379        289   100.0%         --        $1,831          --
Topics                   Spring Hill     FL (a)      230        159   100.0%         --        $2,259          --
Vacation Village         Largo           FL (a)      293        192   100.0%         --        $3,461          --
Windmill Manor           Bradenton       FL          292        292    94.2%       93.8%       $4,716      $4,584
Windmill Village         N. Ft. Myers    FL          491        491    93.3%       95.5%       $4,056      $3,948
Winds of St. Armands No  Sarasota        FL          471        471    95.5%       95.8%       $4,788      $4,476
Winds of St. Armands So  Sarasota        FL          306        306    99.7%       99.7%       $4,728      $4,632
Sixth Avenue             Zephyrhills     FL (a)      134        134    93.3%         --        $2,436          --
Shangri La               Largo           FL (a)      160        160    93.1%         --        $4,428          --
                                                  ------     ------    ----       -----        ------      ------
   TOTAL FLORIDA MARKET                           31,601     25,924    93.7%       93.2%       $4,297      $4,343
                                                  ------     ------    ----       -----        ------      ------

                                                      TOTAL     TOTAL      ANNUAL      ANNUAL
                                                     NUMBER   NUMBER OF     SITE        SITE      ANNUAL      ANNUAL
                                                    OF SITES    ANNUAL   OCCUPANCY   OCCUPANCY     RENT        RENT
                                    LOCATION          AS OF     SITES      AS OF       AS OF       AS OF      AS OF
         PROPERTY                 CITY, STATE       12/31/04   12/31/04   12/31/04  12/31/03(C)  12/31/04  12/31/03(C)
         --------           ----------------------  --------  ---------  ---------  -----------  --------  -----------
                                                      CALIFORNIA
   NORTHERN CALIFORNIA:
California Hawaiian         San Jose        CA          418       418       97.4%       98.1%     $ 8,628     $8,376
Colony Park                 Ceres           CA          186       186       94.1%       93.0%     $ 5,112     $4,632
Concord Cascade             Pacheco         CA          283       283       98.2%       99.3%     $ 6,924     $6,792
Contempo Marin              San Rafael      CA          396       396       98.5%       98.7%     $ 7,884     $7,812
Coralwood                   Modesto         CA          194       194       99.5%       99.0%     $ 6,180     $5,484
Four Seasons                Fresno          CA          242       242       84.7%       76.9%     $ 3,492     $3,324
Laguna Lake                 San Luis Obispo CA          290       290       98.6%       99.7%     $ 4,848     $4,536
Monte del Lago              Castroville     CA          310       310       98.4%       97.7%     $ 7,608     $7,008
Quail Meadows               Riverbank       CA          146       146       98.6%      100.0%     $ 5,688     $4,968
Royal Oaks                  Visalia         CA          149       149       82.6%       81.9%     $ 3,816     $3,588
DeAnza Santa Cruz           Santa Cruz      CA          198       198       96.5%       98.5%     $ 8,124     $6,864
Sea Oaks                    Los Osos        CA          125       125       97.6%       96.8%     $ 5,364     $5,076
Sunshadow                   San Jose        CA          121       121       97.5%      100.0%     $ 8,268     $7,944
Tahoe Valley                Lake Tahoe      CA (a)      413         0         --          --           --         --
Westwinds (4                San Jose        CA          723       723       96.1%       98.5%     $ 9,420     $9,024
Properties)
Village of the Four         San Jose        CA (a)      271       271       98.5%         --      $ 8,148         --
Seasons

   SOUTHERN CALIFORNIA:
Date Palm Country Club      Cathedral City  CA          538       538       96.5%       94.2%     $ 8,916     $8,640
Date Palm RV                Cathedral City  CA          140         0         --          --           --         --
Lamplighter                 Spring Valley   CA          270       270       99.3%       98.5%     $10,824     $8,556
Meadowbrook                 Santee          CA          338       338       98.2%       97.6%     $ 8,412     $7,632
Pacific Dunes Ranch         Oceana          CA (a)      215         3         --          --           --         --
Rancho Mesa                 El Cajon        CA          158       158       95.6%       99.4%     $ 8,424     $7,428
Rancho Valley               El Cajon        CA          140       140      100.0%      100.0%     $10,092     $8,496
Royal Holiday               Hemet           CA          179       179       60.3%       64.2%     $ 3,876     $3,672
Santiago Estates            Sylmar          CA          300       300       99.0%       98.7%     $ 8,580     $8,136
Las Palmas                  Rialto          CA (a)      136       136      100.0%         --      $ 4,440         --
Parque La Quinta            Rialto          CA (a)      166       166       99.4%         --      $ 4,452         --
                                                     ------     -----      -----       -----      -------     ------
   TOTAL CALIFORNIA MARKET                            7,045     6,280       95.8%       95.6%     $ 7,494     $7,096
                                                     ------     -----      -----       -----      -------     ------

                                                       ARIZONA
Apollo Village              Phoenix         AZ          236       236       78.8%       80.9%     $ 5,100     $4,992
Araby                       Yuma            AZ          337       274      100.0%         --      $ 2,446         --
The Highlands               Mesa            AZ          273       273       89.4%       85.3%     $ 6,240     $5,976
Cactus Gardens              Yuma            AZ (a)      430       269      100.0%         --      $ 1,767         --
Carefree Manor              Phoenix         AZ          128       128       72.7%       76.6%     $ 4,332     $4,260
Casa del Sol #1             Peoria          AZ          245       245       78.4%       77.6%     $ 5,904     $5,748
Casa del Sol #2             Glendale        AZ          239       239       74.5%       77.4%     $ 6,204     $6,024
Casa del Sol #3             Glendale        AZ          236       236       80.9%       85.6%     $ 6,336     $6,000
Central Park                Phoenix         AZ          293       293       84.6%       88.1%     $ 5,124     $5,112
Countryside                 Apache          AZ          560       260      100.0%         --      $ 2,706         --
Desert Paradise             Yuma            AZ (a)      260        85      100.0%         --      $ 1,789         --
Desert Skies                Phoenix         AZ          164       164       93.3%       91.5%     $ 4,464     $4,236
Fairview Manor              Tucson          AZ (c)      235       235       80.0%       82.6%     $ 4,288     $4,296
Foothill                    Yuma            AZ          180        72      100.0%         --      $ 1,956         --
Golden Sun                  Apache Junction AZ          329       190      100.0%         --      $ 2,758         --
Hacienda de Valencia        Mesa            AZ          364       364       75.3%       74.7%     $ 5,040     $4,944
Monte Vista                 Mesa            AZ (a)      832       752      100.0%         --      $ 5,144         --
Palm Shadows                Glendale        AZ          294       294       78.6%       80.6%     $ 4,860     $4,716
Paradise                    Sun City        AZ (a)      950       815      100.0%         --      $ 3,377         --
Sedona Shadows              Sedona          AZ          197       197       97.5%       93.4%     $ 5,148     $4,692
Suni Sands                  Yuma            AZ (a)      336       176      100.0%         --      $ 2,097         --
Sunrise Heights             Phoenix         AZ          199       199       73.4%       79.9%     $ 5,064     $4,908
The Mark                    Mesa            AZ          410       410       55.1%       61.0%     $ 4,992     $4,920
The Meadows                 Tempe           AZ (a)      391       391       75.4%       74.4%     $ 5,820     $5,568
Viewpoint                   Mesa            AZ        1,928     1,470      100.0%         --      $ 4,068         --
Whispering Palms            Phoenix         AZ          116       116       91.4%       90.5%     $ 3,792     $3,792
                                                     ------     -----      -----       -----      -------     ------
      TOTAL ARIZONA MARKET                           10,162     8,383       89.5%       79.6%     $ 4,390     $5,110
                                                     ------     -----      -----       -----      -------     ------

                                                         TOTAL      TOTAL       ANNUAL       ANNUAL
                                                        NUMBER    NUMBER OF      SITE         SITE       ANNUAL       ANNUAL
                                                       OF SITES     ANNUAL    OCCUPANCY    OCCUPANCY      RENT         RENT
                                      LOCATION           AS OF      SITES       AS OF        AS OF        AS OF       AS OF
        PROPERTY                    CITY, STATE        12/31/04    12/31/04    12/31/04   12/31/03(C)   12/31/04   12/31/03(C)
        --------               ---------------------   --------   ---------   ---------   -----------   --------   -----------
                                                           COLORADO
Bear Creek                     Sheridan       CO           122        122        95.1%       95.1%       $5,892       $5,652
Cimarron                       Broomfield     CO           327        327        91.7%       93.9%       $5,796       $5,568
Golden Terrace                 Golden         CO           265        265        88.7%       91.7%       $6,360       $6,144
Golden Terrace South           Golden         CO            80         80        80.0%       85.0%       $6,144       $6,036
Golden Terrace South RV        Golden         CO (a)        80          0          --          --            --           --
Golden Terrace West            Golden         CO           316        316        88.3%       93.4%       $6,204       $6,120
Hillcrest Village              Aurora         CO           601        601        79.9%       88.6%       $6,096       $5,880
Holiday Hills                  Denver         CO           735        735        87.8%       92.3%       $5,880       $5,808
Holiday Village                Co. Springs    CO           240        240        86.3%       90.4%       $6,108       $5,928
Pueblo Grande                  Pueblo         CO           251        251        93.6%       94.4%       $3,840       $3,732
Woodland Hills                 Denver         CO           434        434        82.7%       88.0%       $5,496       $5,472
                                                         -----      -----       -----        ----        ------       ------
      TOTAL COLORADO MARKET                              3,451      3,371        86.6%       87.7%       $5,800       $5,664
                                                         -----      -----       -----        ----        ------       ------

                                                           NORTHEAST
Aspen Meadows                  Rehoboth       DE           200        200        99.0%       99.5%       $4,284       $3,456
Camelot Meadows                Rehoboth       DE           302        302        98.3%       99.0%       $3,948       $3,480
Mariners Cove                  Millsboro      DE           376        376        93.1%       91.2%       $5,844       $5,088
McNicol                        Rehoboth       DE            93         93       100.0%       98.9%       $3,816       $3,516
Sweetbriar                     Rehoboth       DE           146        146        96.6%       94.5%       $3,924       $2,952
Waterford                      Bear           DE           731        731        94.5%       95.3%       $5,196       $5,076
Whispering Pines               Lewes          DE           392        392        87.8%       87.2%       $3,816       $3,780
Goose Creek                    Newport        NC (a)       598        553       100.0%         --        $2,802           --
Twin Lakes                     Chocowinity    NC (a)       400        315       100.0%         --        $1,967           --
Waterway                       Cedar Point    NC (a)       336        327       100.0%         --        $2,656           --
Greenwood Village              Manorville     NY           512        512       100.0%       99.2%       $5,460       $5,136
Green Acres                    Breinigsville  PA           595        595        93.8%       93.8%       $5,616       $5,424
Spring Gulch                   New Holland    PA (a)       420         60       100.0%         --        $3,543           --
Meadows of Chantilly           Chantilly      VA           500        500        88.8%       88.8%       $7,836       $7,248
                                                         -----      -----       -----        ----        ------       ------
      TOTAL NORTHEAST MARKET                             5,601      5,102        95.7%       94.1%       $4,660       $4,961
                                                         -----      -----       -----        ----        ------       ------

                                                            MIDWEST
Five Seasons                   Cedar Rapids   IA           390        390        73.1%       73.1%       $3,408       $3,312
Holiday Village                Sioux City     IA           519        519        57.6%       65.7%       $3,108       $2,904
Golf Vista Estates             Monee          IL           408        408        97.5%       95.9%       $5,748       $5,292
O'Connell's                    Amboy          IL (a)       668        336       100.0%         --        $2,099           --
Willow Lake Estates            Elgin          IL           617        617        83.3%       90.1%       $8,604       $8,328
Forest Oaks                    Chesterton     IN           227        227        63.9%       71.8%       $4,428       $3,960
Lakeside                       New Carlisle   IN (a)        95         65       100.0%         --        $2,413           --
Oak Tree Village               Portage        IN           361        361        80.9%       86.7%       $4,296       $4,104
Windsong                       Indianapolis   IN           268        268        51.5%       57.8%       $3,972       $3,840
Creekside                      Wyoming        MI           165        165        81.2%       87.3%       $4,957       $4,884
Caledonia                      Caledonia      WI (a)       247          0          --          --            --           --
Fremont                        Fremont        WI (a)       325          0          --          --            --           --
Yukon Trails                   Lyndon Station WI (a)       214          0          --          --            --           --
                                                         -----      -----       -----        ----        ------       ------
      TOTAL MIDWEST MARKET                               4,504      3,356        77.6%       79.5%       $4,730       $4,843
                                                         -----      -----       -----        ----        ------       ------

                                                   NEVADA, UTAH, NEW MEXICO
Del Rey                        Albuquerque    NM           407        407        59.2%       67.1%       $4,524       $4,488
Bonanza                        Las Vegas      NV           353        353        63.7%       68.0%       $6,108       $5,808
Boulder Cascade                Las Vegas      NV           299        299        76.9%       76.9%       $5,556       $5,352
Cabana                         Las Vegas      NV           263        263        95.4%       93.5%       $5,520       $5,364
Flamingo West                  Las Vegas      NV           258        258        99.6%       94.6%       $6,132       $5,532
Villa Borega                   Las Vegas      NV           293        293        83.3%       82.9%       $5,688       $5,448
All Seasons                    Salt Lake City UT           121        121        89.3%       93.4%       $4,620       $4,440
Westwood Village               Farr West      UT           314        314        93.6%       95.2%       $3,576       $3,360

                                                         -----      -----       -----        ----        ------       ------
      TOTAL NEVADA, UTAH,
         NEW MEXICO MARKET                               2,308      2,308        80.1%       81.8%       $5,217       $4,984
                                                         -----      -----       -----        ----        ------       ------

                                                   TOTAL      TOTAL       ANNUAL       ANNUAL
                                                  NUMBER    NUMBER OF      SITE         SITE       ANNUAL       ANNUAL
                                                 OF SITES     ANNUAL    OCCUPANCY    OCCUPANCY      RENT         RENT
                                 LOCATION          AS OF      SITES       AS OF        AS OF       AS OF        AS OF
         PROPERTY               CITY, STATE      12/31/04    12/31/04   12/31/04    12/31/03(C)   12/31/04   12/31/03(C)
         --------           ------------------   --------   ---------   ---------   -----------   --------   -----------
                                                         NORTHWEST
Casa Village                Billings    MT           490         490       85.5%       85.9%       $3,648       $3,648
Falcon Wood Village         Eugene      OR           183         183       88.5%       90.7%       $4,968       $4,836
Mt. Hood                    Welches     OR           436          52      100.0%         --        $3,858           --
Quail Hollow                Fairview    OR           137         137       92.7%       92.7%       $6,300       $6,084
Shadowbrook                 Clackamas   OR           156         156       95.5%       94.2%       $6,324       $6,156
Kloshe Illahee              Federal Way WA           258         258       96.1%       97.7%       $7,548       $7,188
                                                  ------      ------      -----        ----        ------       ------
   TOTAL NORTHWEST MARKET                          1,660       1,276       90.7%       90.9%       $5,246       $5,164
                                                  ------      ------      -----        ----        ------       ------

                                                           TEXAS
Country Sunshine            Weslaco     TX (a)       390         211      100.0%         --        $2,223           --
Fun n Sun RV Park           San Benito  TX         1,435         606      100.0%         --        $2,507           --
Lakewood                    Harlingen   TX (a)       301         112      100.0%         --        $1,622           --
Paradise Park RV Resort     Harlingen   TX (a)       563         331      100.0%         --        $2,422           --
Paradise South              Mercedes    TX (a)       493         174      100.0%         --        $1,732           --
Southern Comfort            Weslaco     TX (a)       403         340      100.0%         --        $2,251           --
Sunshine RV                 Harlingen   TX (a)     1,027         418      100.0%         --        $3,009           --
Tropic Winds                Harlingen   TX           531          33      100.0%         --        $2,921           --
                                                  ------      ------      -----        ----        ------       ------
   TOTAL TEXAS MARKET                              5,143       2,225      100.0%         --        $2,424           --
                                                  ------      ------      -----        ----        ------       ------
GRAND TOTAL ALL MARKETS                           71,475      58,225       91.8%       90.5%       $4,784       $5,027
                                                  ======      ======      =====        ====        ======       ======

(a)  Represents Properties acquired in 2004.

(b) The process of filling Expansion Sites at these Properties is ongoing. A decrease in occupancy may reflect development of additional Expansion Sites.

(c)  Decrease due to unbundling of utilities

(d)  Annual rent for 2003 Resort Cottage and RV sites excluded.

ITEM 3. LEGAL PROCEEDINGS

DEANZA SANTA CRUZ

     The customers of DeAnza Santa Cruz Mobile Estates, a Property located in Santa Cruz, California, brought several actions opposing fees and charges in connection with water service at the Property. As a result of one action, the Company rebated approximately $36,000 to the customers. The DeAnza Santa Cruz Homeowners Association ("HOA") then proceeded to a jury trial alleging these "overcharges" entitled them to an award of punitive damages. In January 1999, a jury awarded the HOA $6.0 million in punitive damages. On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgment interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the California Mobilehome Residency Law ("MRL"). The decision of the appellate court left the HOA, the plaintiff in this matter, with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. In order to resolve this matter, the Company accrued for and agreed to pay $201,000 to the HOA. This payment resolved the punitive damages claim. The HOA's attorney made a motion asking for an award of attorneys' fees and costs in the amount of approximately $1.5 million as a result of this resolution of the litigation. On April 2, 2003 the court awarded attorney's fees to the HOA's attorney in the amount of $593,000 and court costs of approximately $20,000. The Company appealed this award. On July 13, 2004, the California Court of Appeal affirmed the award of attorney's fees in favor of the HOA's attorney.

OTHER CALIFORNIA RENT CONTROL LITIGATION

     As part of the Company's effort to realize the value of its Properties subject to rent control, the Company has initiated lawsuits against several municipalities in California. The Company's goal is to achieve a level of regulatory fairness in California's rent control jurisdictions, and in particular those jurisdictions that prohibit increasing rents to market upon turnover. This regulatory feature, called vacancy control, allows tenants to sell their homes for a premium representing the value of the future discounted rent-controlled rents. In the Company's view, such regulation results in a transfer of the value of the Company's stockholders' land, which would otherwise be reflected in market rents, to tenants upon the sales of their homes in the form of an inflated purchase price that cannot be attributed to the value of the home being sold. As a result, in the Company's view, the Company loses the value of its asset and the selling tenant leaves the Property with a windfall premium. The Company has discovered through the litigation process that certain municipalities considered condemning the Company's Properties at values well below the value of the underlying land. In the Company's view, a failure to articulate market rents for sites governed by restrictive rent control would put the Company at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, could represent substantial lost value to stockholders. The Company is cognizant of the need for affordable housing in the jurisdictions, but asserts that restrictive rent regulation with vacancy control does not promote this purpose because the benefits of such regulation are fully capitalized into the prices of the homes sold. The Company estimates that the annual rent subsidy to tenants in these jurisdictions is approximately $15 million. In a more well balanced regulatory environment, the Company would receive market rents that would eliminate the subsidy and homes would trade at or near their intrinsic value.

     In connection with such efforts, the Company announced it has entered into a settlement agreement with the City of Santa Cruz, California and that, pursuant to the settlement agreement, the City amended its rent control ordinance to exempt the Company's Property from rent control as long as the Company offers a long term lease which gives the Company the ability to increase rents to market upon turnover and bases annual rent increases on the CPI. The settlement agreement benefits the Company's stockholders by allowing them to receive the value of their investment in this Property through vacancy decontrol while preserving annual CPI based rent increases in this age restricted Property.

     The Company has filed two lawsuits in Federal court against the City of San Rafael, challenging its rent control ordinance on constitutional grounds. The Company believes that one of those lawsuits was settled by the City agreeing to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court initially found the settlement agreement was binding on the City, but then reconsidered and determined to submit the claim of breach of the settlement agreement to a jury. In October 2002, the first case against the City went to trial, based on both breach of the settlement agreement and the constitutional claims. A jury found no breach of the settlement agreement; the Company then filed motions asking the Court to rule in its favor on that claim, notwithstanding the jury verdict. The Court has postponed decision on those motions and on the constitutional claims, pending a ruling on some property rights issues by the United States Supreme Court. In the event that the Court does not rule in favor of the Company on either the settlement agreement or the constitutional claims, then the Company has pending claims seeking a declaration that it can close the Property and convert it to another use.

     The Company's efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin ("CMHOA"), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believes had been agreed to by the CMHOA in a settlement agreement. On May 23, 2004, the California Court of Appeal affirmed the trial court's order dismissing the Company's claims against the City of San Rafael. The trial court has set a trial date in the second quarter of 2005 on the CMHOA's remaining claims for damages. The Company intends to vigorously defend this matter. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

     Similarly, in June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the "prior ordinance"). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinances and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The court of appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively. On remand the trial court is directed to decide the issue of damages to the Company which the Company believes is consistent with the Company receiving the economic benefit of invalidating one of the ordinances and also consistent with the Company's position that it is entitled to market rent and not merely a higher amount of regulated rent. The Company will petition the Supreme Court of California for review of certain aspects of this decision. The Company intends to vigorously defend the two new lawsuits. In addition, the Company has sued the City of Santee in Federal court alleging all three of the ordinances are unconstitutional under the Fifth Amendment to the United States Constitution because they fail to substantially advance a legitimate state interest. Thus, it is the Company's position that the ordinances are subject to invalidation as a matter of law in the Federal court action. Separately, the Federal District Court granted the City's Motion for Summary Judgment in the Company's Federal Court lawsuit. This decision was based not on the merits, but on procedural grounds, including that the Company's claims were moot given its success in the state court case. The Company intends to appeal this ruling and believes the outcome will be affected by the cases currently before the Ninth Circuit and United States Supreme Court.

     Moreover, in July 2004, the Ninth Circuit Court of Appeal decided the case of Cashman v. City of Cotati, a Property owner's challenge to the City's rent control ordinance, and stated that a rent control ordinance that does not on its face provide for a mechanism to prevent the capture of a premium is unconstitutional, as a matter of law, absent sufficient externalities rendering a premium unavailable. This reasoning supports the legal position the Company has put forth in its opposition to rent control in general and vacancy control in particular. The City of Cotati has petitioned the Ninth Circuit for rehearing and that petition is pending. In addition, in October 2004, the United States Supreme Court granted certiorari in State of Hawaii vs. Chevron USA, Inc., a Ninth Circuit Court of Appeal case that upholds the standard that a regulation must substantially advance a legitimate state purpose in order to be constitutionally viable. The case was argued before the United States Supreme Court on February 22, 2005. The ultimate outcome of these cases will guide the Company's continued efforts to realize the value of its Properties which are subject to rent control and the Company's efforts to achieve a level of regulatory fairness in rent control jurisdictions.

OTHER

     The Company is involved in various other legal proceedings arising in the ordinary course of business. Additionally, in the ordinary course of business, the Company's operations are subject to audit by various taxing authorities. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company. In addition, to the extent any such proceedings or audits relate to newly acquired Properties, the Company considers any potential indemnification obligations of sellers in favor of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matter to a vote of security holders during the three months ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The following table sets forth, for the period indicated, the high and low sale prices for the Company's common stock as reported by The New York Stock Exchange under the trading symbol ELS.

                                                           Return of
                                         Distributions      Capital
               Close    High      Low       Declared     GAAP Basis(a)
              ------   ------   ------   -------------   -------------
2004
1st Quarter   $35.30   $37.90   $28.94     $0.0125           $0.00
2nd Quarter    33.19    35.35    28.49      0.0125            0.00
3rd Quarter    33.24    34.34    31.10      0.0125            0.05
4th Quarter    35.75    36.52    32.88      0.0125            0.01

2003
1st Quarter   $29.60   $30.86   $27.40     $0.4950           $0.17
2nd Quarter    35.11    35.80    29.56      0.4950            0.00
3rd Quarter    39.18    39.80    35.11      0.4950            0.29
4th Quarter    37.65    41.92    36.70      8.0000(b)         8.03

(a) Represents distributions per share in excess of net income per share-basic on generally accepted accounting principles in the United States ("GAAP") basis and is not the same as return of capital on a tax basis.

(b) On December 12, 2003, we declared a one-time special distribution of $8.00 per share payable to stockholders of record on January 8, 2004. We used proceeds from the $501 million borrowing in October 2003 to pay the special distribution on January 16, 2004. The special cash dividend was reflected on stockholders' 2004 1099-DIV issued in January 2005.

The number of beneficial holders of the Company's common stock at December 31, 2004 was approximately 5,455.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information on a historical basis. The historical operating data for the four years ended December 31, 2003 have been derived from the historical financial statements of the Company; however, they have been restated to reflect adjustments that are further explained in Note 2 of the Notes to Consolidated Financial Statements contained in this Form 10-K. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
         (Amounts in thousands, except for per share and property data)

                                                                           (1) YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                                         2003         2002         2001
                                                             2004     (Restated)   (Restated)   (Restated)      2000
                                                          ---------   ----------   ----------   ----------   ----------
PROPERTY OPERATIONS:
   Community base rental income .......................   $ 210,790   $ 196,919    $ 194,640    $ 190,982     $185,023
   Resort base rental income ..........................      54,845      11,780        9,146        5,748        7,414
   Utility and other income ...........................      24,893      20,150       19,684       20,381       19,357
                                                          ---------   ---------    ---------    ---------     --------
      Property operating revenues .....................     290,528     228,849      223,470      217,111      211,794

   Property operating and maintenance .................      94,955      64,996       62,843       60,807       57,973
   Real estate taxes ..................................      23,679      18,917       17,827       16,882       16,407
   Property management ................................      12,852       9,373        9,292        8,984        8,690
                                                          ---------   ---------    ---------    ---------     --------
      Property operating expenses (exclusive
         of depreciation shown separately below) ......     131,486      93,286       89,962       86,673       83,070
                                                          ---------   ---------    ---------    ---------     --------
         Income from property operations ..............     159,042     135,563      133,508      130,438      128,724

HOME SALES OPERATIONS:
   Gross revenues from inventory home sales ...........      47,636      36,606       33,537           --           --
   Cost of inventory home sales .......................     (41,833)    (31,767)     (27,183)          --           --
                                                          ---------   ---------    ---------    ---------     --------
         Gross profit from inventory home sales .......       5,803       4,839        6,354           --           --
   Brokered resale revenues, net ......................       2,186       1,724        1,592           --           --
   Home selling expenses ..............................      (8,708)     (7,360)      (7,664)          --           --
   Ancillary services revenues, net ...................       2,782         216          522           --           --
                                                          ---------   ---------    ---------    ---------     --------
      Income (loss) from home sales operations &
         other ........................................       2,063        (581)         804           --           --

OTHER INCOME (EXPENSES):
   Interest income ....................................       1,391       1,695          967          639        1,009
   Equity in income of affiliates .....................          --          --           --        1,811        2,408
   Income from other investments (2) ..................       3,475         956          316          383          150
   General and administrative .........................      (9,243)     (8,060)      (8,192)      (6,687)      (6,423)
   Rent control initiatives ...........................      (2,412)     (2,352)      (5,698)      (2,358)          --
   Interest and related amortization (3) ..............     (91,922)    (58,402)     (50,729)     (51,305)     (53,280)
   Depreciation on corporate assets ...................      (1,657)     (1,240)      (1,277)      (1,243)      (1,139)
   Depreciation on real estate assets and other
      costs ...........................................     (48,862)    (37,265)     (34,826)     (33,540)     (33,201)
                                                          ---------   ---------    ---------    ---------     --------
         Total other income (expenses) ................    (149,230)   (104,668)     (99,439)     (92,300)     (90,476)

      Income before minority interests,
         equity in income of unconsolidated joint
         ventures, loss on extinguishment of debt,
         gain on sale of property and discontinued
         operations ...................................      11,875      30,314       34,873       38,138       38,248

   (Income) allocated to Common OP Units ..............        (936)     (3,860)      (4,708)      (7,216)      (7,968)
   (Income) allocated to Perpetual Preferred OP .......     (11,284)    (11,252)     (11,252)     (11,252)     (11,252)
      Units
   Equity in income of unconsolidated joint
      ventures ........................................       3,739         340          235          282            8
                                                          ---------   ---------    ---------    ---------     --------
      Income before loss on extinguishment of
         debt, gain on sale of properties and other,
         and discontinued operations ..................       3,394      15,542       19,148       19,952       19,036
                                                          ---------   ---------    ---------    ---------     --------
   Loss on the extinguishment of debt .................          --          --           --           --       (1,041)
   Gain on sale of properties and other ...............         638          --           --        8,168       12,053
                                                          ---------   ---------    ---------    ---------     --------
         Income from continuing operations ............       4,032      15,542       19,148       28,120       30,048
                                                          ---------   ---------    ---------    ---------     --------

DISCONTINUED OPERATIONS:
   Discontinued Operations ............................          26       1,043        3,287        3,203        3,090
   Depreciation on discontinued operations ............         (32)       (135)        (484)        (605)        (698)
   Gain on sale of discontinued properties and other ..          --      10,826       13,014           --           --
   Minority interests on discontinued operations ......          --      (2,144)      (3,078)        (521)        (495)
                                                          ---------   ---------    ---------    ---------     --------
         Income (loss) from discontinued operations....          (6)      9,590       12,739        2,077        1,897
                                                          ---------   ---------    ---------    ---------     --------
         NET INCOME AVAILABLE FOR COMMON SHARES .......   $   4,026   $  25,132    $  31,887    $  30,197     $ 31,945
                                                          =========   =========    =========    =========     ========

                        EQUITY LIFESTYLE PROPERTIES, INC.
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
                                   (continued)
         (Amounts in thousands, except for per share and property data)

                                                                                        (1) AS OF DECEMBER 31,
                                                                    --------------------------------------------------------------
                                                                                    2003         2002         2001
                                                                       2004      (Restated)   (Restated)   (Restated)      2000
                                                                    ----------   ----------   ----------   ----------   ----------
EARNINGS PER COMMON SHARE - BASIC:
   Income from continuing operations ............................   $     0.18   $     0.71   $     0.89   $     1.34   $     1.40
   Income from discontinued operations ..........................   $     0.00   $     0.43   $     0.59   $     0.10   $     0.09
   Net income available for Common Shares .......................   $     0.18   $     1.14   $     1.48   $     1.44   $     1.49

EARNINGS PER COMMON SHARE - FULLY DILUTED:
   Income from continuing operations ............................   $     0.17   $     0.69   $     0.87   $     1.31   $     1.37
   Income from discontinued operations ..........................   $     0.00   $     0.42   $     0.57   $     0.09   $     0.10
   Net income available for Common Shares .......................   $     0.17   $     1.11   $     1.44   $     1.40   $     1.47

   Distributions declared per Common Share outstanding (3) ......   $     0.05   $    9.485   $     1.90   $     1.78   $     1.66

   Weighted average Common Shares outstanding - basic ...........       22,849       22,077       21,617       21,036       21,469
   Weighted average Common OP Units outstanding .................        6,067        5,342        5,403        5,466        5,592
   Weighted average Common Shares outstanding - fully diluted ...       29,465       28,002       27,632       27,010       27,408

BALANCE SHEET DATA:
   Real estate, before accumulated depreciation (4) .............   $2,035,790   $1,309,705   $1,296,007   $1,238,138   $1,218,176
   Total assets .................................................    1,886,289    1,463,507    1,154,794    1,099,447    1,104,304
   Total mortgages and loans (3) ................................    1,653,051    1,076,183      760,233      708,857      719,684
   Minority interests ...........................................      134,771      124,634      166,889      170,675      171,271
   Stockholders' equity (3) .....................................       31,844       (2,528)     171,175      173,264      168,095

OTHER DATA:
   Funds from operations (5) ....................................   $   54,448   $   58,479   $   62,695   $   64,599   $   63,807
   Net cash flow:
      Operating activities ......................................   $   46,733   $   75,163   $   80,176   $   80,708   $   68,001
      Investing activities ......................................   $ (366,654)  $     (598)  $  (72,973)  $  (23,067)  $   23,102
      Financing activities ......................................   $     (514)  $  243,905   $   (1,287)  $  (59,134)  $  (94,932)

   Total Properties (at end of period) ..........................          275          142          142          149          154
   Total sites (at end of period) ...............................      101,231       52,349       51,582       50,663       51,304

(1) See the Consolidated Financial Statements of the Company included elsewhere herein. Certain 2003, 2002, 2001, and 2000 amounts have been reclassified to conform to the 2004 financial presentation. Such reclassifications have no effect on the operations or equity as originally presented.

     Net Income for the years ended December 31, 2003, 2002 and 2001 have been restated (see Note 2 of the Notes to Consolidated Financial Statements contained in this Form 10-K) to reflect a change in the Company's accounting policy with regards to its rent control initiatives. The Company received a comment letter from the SEC with regard to prior filings. These issues were outlined in our press release dated March 4, 2005. The issues have been resolved and resulted in this restatement.

(2) On November 10, 2004, we acquired KTTI Holding Company, Inc., owner of 57 Properties and approximately 3,000 acres of vacant land, for $160 million ("Thousand Trails Transaction"). These Properties are leased to Thousand Trails, the largest operator of membership-based campgrounds in the United States. The Company has provided a long-term lease of the real estate (excluding the vacant land) to Thousand Trails, which will continue to operate the Properties for the benefit of its approximately 108,000 members nationwide. The Properties are located in 16 states (primarily in the western and southern United States) and British Columbia, and contain 17,911 sites. The lease will generate $16 million in rental income to the Company on an absolute triple net basis, subject to annual escalations of 3.25%. As of December 31, 2004, approximately $2.3 million represents income for November 10, 2004 through December 31, 2004.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
                                   (continued)

(3) On October 17, 2003, we closed 49 mortgage loans collateralized by 51 Properties (the "Recap") providing total proceeds of approximately $501 million at a weighted average interest rate of 5.84% and with a weighted average maturity of approximately 9 years. Approximately $170 million of the proceeds were used to repay amounts outstanding on the Company's line of credit and term loan. Approximately $225 million was used to pay a special distribution of $8.00 per share on January 16, 2004. The remaining funds were used for investment purposes in 2004. The Recap resulted in increased interest and amortization expense and the special distribution resulted in decreased stockholder's equity.

     In connection with the $501 million borrowing and subsequent special distribution, on February 27, 2004, the Company contributed all of its assets to MHC Trust, a newly formed Maryland real estate investment trust, including the Company's entire partnership interest in the Operating Partnership. This restructuring resulted in a step-up in the Company's tax basis in its assets, generating future depreciation deductions, which in turn will reduce the Company's future distribution requirements. This provides the Company with greater financial flexibility and greater growth potential (see Note 5 of the Notes to Consolidated Financial Statements contained in this Form 10-K).

(4) We believe that the book value of the Properties, which reflects the historical costs of such real estate assets less accumulated depreciation, is less than the current market value of the Properties.

(5) Funds from Operations ("FFO") is a non-GAAP financial measure. The Company believes that FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), to be an appropriate measure of performance for an equity REIT. While FFO is a relevant and widely used measure of operating performance for equity REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance.

     FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from sales of Properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT. The Company further believes that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. Investors should review FFO, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT's operating performance. The Company computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. Investors should review FFO, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT's operating performance. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance; the adverse impact of external factors such as inflation and consumer confidence; interest rates; and the risks associated with real estate ownership.

2004 ACCOMPLISHMENTS

     -    Invested in 135 Properties with approximately 50,000 sites.

     -    Increased presence in Florida and Arizona markets.

     -    Increased home sales volumes and profitability.

     - Changed our name from Manufactured Home Communities, Inc. to Equity Lifestyle Properties, Inc., symbolizing our focus on lifestyle-oriented customers.

     - Developed relationships with leading brand names such as Encore and Thousand Trails, creating a larger customer resource base.

OVERVIEW AND OUTLOOK

     Occupancy in our Properties as well as our ability to increase rental rates directly affect revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis.

     We have approximately 58,200 annual sites with average annual revenue of approximately $4,400 per site. We have 7,200 seasonal sites, which are leased to customers generally for 3 to 6 months, for which we expect to collect rent in the range of $1,700 to $1,800. We also have 6,000 transient sites, occupied by customers who lease on a short-term basis, for which we expect to collect annual rent in the range of $2,000 to $2,100. We expect to service 60,000 customers with these sites. There is significant demand for these sites. However, we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer's vacation and travel preferences. Finally, we have approximately 17,900 Thousand Trails sites for which we receive ground rent of $16 million annually. This rent is classified in Other Income in the Consolidated Statements of Operations. We have interests in Properties owning approximately 11,800 sites for which revenue is classified as Equity in Income from Unconsolidated Joint Ventures in the Consolidated Statements of Operations.

PROPERTY ACQUISITIONS, JOINT VENTURES AND DISPOSITIONS

     The following chart lists the Properties or portfolios acquired, invested in, or sold since January 1, 2003:

PROPERTY                                                   TRANSACTION DATE     SITES
--------                                                  ------------------   -------
TOTAL SITES AS OF JANUARY 1, 2003......................                         52,349

PROPERTY OR PORTFOLIO (# OF PROPERTIES IN PARENTHESES):
   Toby's..............................................   December 3, 2003         379
   Araby Acres.........................................   December 15, 2003        337
   Foothill Village ...................................   December 15, 2003        180
   O'Connell's ........................................   January 15, 2004         668
   Spring Gulch........................................   January 30, 2004         420
   Paradise............................................   February 3, 2004         950
   Twin Lakes..........................................   February 18, 2004        400
   Lakeside............................................   February 19, 2004         95
   Diversified Portfolio (10)..........................   February 5, 2004       2,567
   NHC Portfolio (28) .................................   February 17, 2004     11,311
   Viewpoint ..........................................   May 3, 2004            1,928
   Cactus Gardens .....................................   May 12, 2004             430
   Monte Vista ........................................   May 13, 2004             832
   GE Portfolio (5) ...................................   May 14, 2004           1,155
   Yukon Trails .......................................   September 8, 2004        214
   Caledonia ..........................................   November 4, 2004         247
   Thousand Trails (57) ...............................   November 10, 2004     17,911
   Fremont ............................................   December 30, 2004        325

JOINT VENTURES:
   Lake Myers..........................................   December 18, 2003        425
   Pine Haven..........................................   January 21, 2004         625
   Twin Mills..........................................   January 27, 2004         501
   Indian Wells........................................   February 17, 2004        350
   Plymouth Rock.......................................   February 10, 2004        609
   Mesa Verde..........................................   May 18, 2004             345
   Winter Garden.......................................   May 18, 2004             350
   Arrowhead...........................................   August 20, 2004          377
   Sun Valley..........................................   September 10, 2004       265
   Appalachian.........................................   October 26, 2004         357
   Robin Hill..........................................   November 5, 2004         270
   Round Top...........................................   December 22, 2004        319

MEZZANINE INVESTMENTS (11) ............................   February 3, 2004       5,054

DISPOSITIONS:
   Independence Hill...................................   June 6, 2003            (203)
   Brook Gardens.......................................   June 6, 2003            (424)
   Pheasant Ridge......................................   June 30, 2003           (101)
   Lake Placid.........................................   May 28, 2004            (408)
   Manatee (Joint Venture).............................   September 1, 2004       (290)

EXPANSION SITE DEVELOPMENT AND OTHER:
   Sites added (reconfigured) in 2003 .................                            (35)
   Sites added (reconfigured) in 2004 .................                            147
                                                                               -------
TOTAL SITES AS OF DECEMBER 31, 2004 ...................                        101,231
                                                                               =======

RESTATEMENT OF FINANCIAL STATEMENTS

     During 2004, the Company changed the way it accounted for costs incurred in pursuing certain rent control initiatives. As a result, the Company has restated its Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001 to expense the costs of the initiatives in the year in which they were incurred because the previous method of accounting for the costs was determined to be incorrect. The Company had historically classified these costs, primarily legal, in other assets. To the extent the Company's efforts to effectively change the use and operations of the Properties were successful, the Company capitalized the costs to land improvements as an increase in the established value of the revised project and depreciated them over 30 years. To the extent these efforts were not successful, the costs would have been expensed.

     See Note 2 to the Consolidated Financial Statements of this report for a summary of the effects of these changes on the Company's consolidated balance sheets as of December 31, 2003 and consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001. The accompanying Management's Discussion and Analysis gives effect to these corrections. The significance of the increase in expenses due to this change is not necessarily determinable in future periods and depend on future rulings of the United States Supreme Court.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     In accordance with the Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), we allocate the purchase price of Properties we acquire to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be available in connection with the acquisition or financing of the respective property and other market data. We also consider information obtained about each property as a result of our due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R")
- an interpretation of ARB 51. The objective of FIN 46R is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity's expected losses or receives a majority of the entity's expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company will apply FIN 46R to all types of entity ownership (general and limited partnerships and corporate interests).

     The Company will re-evaluate and apply the provisions of FIN 46R to existing entities if certain events occur which warrant re-evaluation of such entities. In addition, the Company will apply the provisions of FIN 46R to all new entities in the future. The Company also consolidates entities in which it has a controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5%) and (ii) the Company's investment is passive.

     In applying the provisions of FIN 46R, the Company determined that its $29.7 million investment in preferred equity interests (the "Mezzanine Investment") in six entities controlled by Diversified Investments, Inc. ("Diversified") (see Liquidity and Capital Resources - Investing Activities) is a VIE; however, the Company concluded that it is not the primary beneficiary. As such, the adoption of this pronouncement had no effect on the Company's financial statements.

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

     Prior to January 1, 2003 we accounted for our stock compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees", based upon the intrinsic value method. This method results in no compensation expense for options issued with an exercise price equal to or exceeding the market value of the common stock on the date of grant. Effective January 1, 2003, we elected to account for our stock-based compensation in accordance with SFAS No. 123 and its amendment ("SFAS No. 148"), "Accounting for Stock Based Compensation", which will result in compensation expense being recorded based on the fair value of the stock options and other equity awards issued. SFAS No. 148 provides three possible transition methods for changing to the fair value method. We have elected to use the modified-prospective method. This method requires that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted, or settled, in fiscal years beginning after December 15, 1994. The following table illustrates the effect on net income and earnings per share as if the fair value method was applied to all outstanding and unvested awards in each period presented (amounts in thousands, except per share data):

                                                         2003         2002
                                              2004    (Restated)   (Restated)
                                            -------   ----------   ----------
Net income available for Common
   Shares as reported ...................   $ 4,026    $25,132      $31,887
Add: Stock-based compensation
   expense included in net income as
   reported .............................     2,899      2,139        2,185
Deduct: Stock-based compensation
   expense determined under the fair
   value based method for all awards ....    (2,899)    (2,139)      (2,086)
                                            -------    -------      -------
Pro forma net income available for
   Common Shares ........................   $ 4,026    $25,132      $31,986
                                            =======    =======      =======
Pro forma net income per Common
   Share - Basic ........................   $  0.18    $  1.14      $  1.48
                                            =======    =======      =======
Pro forma net income per Common
   Share - Fully Diluted ................   $  0.17    $  1.11      $  1.44
                                            =======    =======      =======

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

     Since December 31, 2002, the gross investment in real estate increased from $1,296 million to $2,036 million as of December 31, 2004, due primarily to the aforementioned acquisitions and dispositions of Properties during the period. The total number of sites owned or controlled increased from 52,349 as of December 31, 2003 to 101,231 as of December 31, 2004.

     The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio (excludes RV and Resort Cottage sites, and Properties owned through unconsolidated joint ventures, as well as the sites of Properties acquired or sold during 2003 and 2004) and the Total Portfolio for the years ended December 31, 2004 and 2003.

                                                    CORE PORTFOLIO                             TOTAL PORTFOLIO
                                      -----------------------------------------   -----------------------------------------
                                                            INCREASE /      %                           INCREASE /      %
(dollars in thousands)                  2004       2003     (DECREASE)   CHANGE     2004       2003     (DECREASE)   CHANGE
----------------------                --------   --------   ----------   ------   --------   --------   ----------   ------
Community base rental income ......   $203,141   $197,174    $5,967       3.0%    $210,790   $196,919    $13,871       7.0%
Resort base rental income .........         --         --        --        --       54,845     11,780     43,065     365.6%
Utility and other income ..........     19,547     19,289       258       1.3%      24,893     20,150      4,743      23.5%
                                      --------   --------    ------      ----     --------   --------    -------     -----
   Property operating revenues ....    222,688    216,463     6,225       2.9%     290,528    228,849     61,679      27.0%

Property operating and
   maintenance (1) ................     60,799     58,253     2,546       4.4%      94,955     64,996     29,959      46.1%
Real estate taxes .................     18,967     17,994       973       5.4%      23,679     18,917      4,762      25.2%
Property management ...............      8,974      8,866       108       1.2%      12,852      9,373      3,479      37.1%
                                      --------   --------    ------      ----     --------   --------    -------     -----
   Property operating expenses ....     88,740     85,113     3,627       4.3%     131,486     93,286     38,200      40.9%

                                      --------   --------    ------      ----     --------   --------    -------     -----
Income from property operations ...   $133,948   $131,350    $2,598       2.0%    $159,042   $135,563    $23,479      17.3%
                                      ========   ========    ======      ====     ========   ========    =======     =====

Site and Occupancy Information (2):

Average total sites ...............     43,112     43,134       (22)     (0.1%)     44,554     43,134      1,420       3.3%
Average occupied sites ............     38,730     39,363      (633)     (1.6%)     40,143     39,363        780       2.0%
Average Occupancy % ...............       89.8%      91.3%     (1.5%)    (1.5%)       90.1%      91.3%      (1.2%)    (1.2%)
Monthly base rent per site ........   $ 436.65   $ 416.89    $19.76       4.7%    $ 437.58   $ 416.89    $ 20.69       5.0%

Total sites
   As of December 31, .............     43,168     43,143        25       0.1%      45,121     43,143      1,978       4.6%
Total occupied sites
   As of December 31, .............     38,508     38,946      (438)     (1.1%)     40,409     38,946      1,463       3.8%

(1) The effect of the 3rd quarter 2004, insurance reserve of approximately $1 million relating to the Florida storms has been removed from the Core Portfolio for comparative purposes.

(2) Site and occupancy information excludes all Resort Cottage and RV sites, Properties owned through unconsolidated joint ventures as well as the sites of Properties acquired or sold during 2003 and 2004.

PROPERTY OPERATING REVENUES

     The 3.0% increase in Community base rental income for the Core Portfolio reflects a 4.7% increase in monthly base rent per site combined with a 1.6% decrease in average occupied sites. The increase in utility and other income for the Core Portfolio is due primarily to increases in utility income, which resulted from higher utility expenses. Total Portfolio operating revenues increased due to current year acquisitions (see Note 6 of the Notes to Consolidated Financial Statements contained in this Form 10-K).

PROPERTY OPERATING EXPENSES

     The 4.4% increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in payroll expense, administrative expense, repair and maintenance expense. The 5.4% increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property operating revenues, increased by 1.2% due to increases in payroll costs and computer expenses, but remains at approximately 4% of revenue. Total Portfolio operating expenses increased due to our current year acquisitions.

HOME SALES OPERATIONS

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2004 and 2003.

                                                     HOME SALES OPERATIONS
                                           -----------------------------------------
   (dollars in thousands)                    2004       2003     VARIANCE   % CHANGE
                                           --------   --------   --------   --------
   Gross revenues from new home sales      $ 43,470   $ 33,512   $ 9,958       29.7%
   Cost of new home sales ..............    (38,216)   (29,064)   (9,152)      31.5%
                                           --------   --------   -------    -------
   Gross profit from new home sales ....      5,254      4,448       806       18.1%

   Gross revenues from used home sales        4,166      3,094     1,072       34.6%
   Cost of used home sales .............     (3,617)    (2,703)     (914)      33.8%
                                           --------   --------   -------    -------
   Gross profit from used home sales ...        549        391       158       40.4%

   Brokered resale revenues, net .......      2,186      1,724       462       26.8%
   Home selling expenses ...............     (8,708)    (7,360)   (1,348)      18.3%
   Ancillary services revenues, net ....      2,782        216     2,566    1,188.0%
                                           --------   --------   -------    -------
   Income from home sales operations ...   $  2,063   $   (581)  $ 2,644      455.1%
                                           ========   ========   =======    =======
HOME SALES VOLUMES:
      New home sales ...................        517        458        59       12.9%
      Used home sales ..................        362        189       173       91.5%
      Brokered home resales ............      1,424      1,102       322       29.2%

     New home sales gross profit reflects a 12.9% increase in sales volume combined with an increase in average selling price of approximately $11,000 per home or approximately 15% due to higher quality of homes. Used home sales gross profit reflects an increase in gross margin on used home sales and an increase in volume. Brokered resale revenues reflects increased resale volumes. The 18.3% increase in home selling expenses primarily reflects increases in insurance cost and other expenses. The increase in ancillary service revenue relates primarily to income from property amenities at our newly acquired Properties.

OTHER INCOME AND EXPENSES

     The increase in other expenses reflects an increase in interest expense resulting from the Recap borrowing in October 2003 (see Note 10 of the Notes to Consolidated Financial Statements contained in this Form 10-K) and additional debt assumed in the 2004 acquisitions, an increase in depreciation on real estate assets related to the 2004 acquisitions, and increased general and administrative expense due to increased payroll. This is partially offset by income from other investments that includes $2.3 million of lease income from the Thousand Trails ground lease entered into on November 10, 2004.

EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES

     During 2004, we invested in preferred equity interests, the Mezzanine Investment, in six entities containing 11 Properties and 5,054 sites. Our average return on the Mezzanine Investment accrues at a rate of 10% per annum. We also invested in 11 separate joint ventures (see Liquidity and Capital Resources - Investing Activities). These investments contributed to the increase in equity in income from unconsolidated joint ventures.

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

     Since December 31, 2001, the gross investment in real estate increased from $1,238 million to $1,310 million as of December 31, 2003, due primarily to the aforementioned acquisitions and dispositions of Properties during the period. The total number of sites owned or controlled increased from 50,663 as of December 31, 2001 to 51,715 as of December 31, 2003.

     The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the years ended December 31, 2003 and 2002.

                                                       CORE PORTFOLIO                              TOTAL PORTFOLIO
                                         -----------------------------------------   ------------------------------------------
                                                               INCREASE /      %                            INCREASE /      %
(dollars in thousands)                     2003       2002     (DECREASE)   CHANGE      2003       2002     (DECREASE)   CHANGE
----------------------                   --------   --------   ----------   ------   ---------   --------   ----------   ------
Community base rental income .........   $191,655   $185,766    $5,889       3.2%     $196,919   $194,640    $ 2,279      1.2%
Resort base rental income ............        256        154       102      66.2%       11,780      9,146      2,634     28.8%
Utility and other income .............     18,764     18,458       306       1.7%       20,150     19,684        466      2.4%
                                         --------   --------    ------      ----      --------   --------    -------     ----
   Property operating revenues .......    210,675    204,378     6,297       3.1%      228,849    223,470      5,379      2.4%

Property operating and
   maintenance .......................     56,535     54,510     2,025       3.7%       64,996     62,843      2,153      3.4%
Real estate taxes ....................     17,278     16,338       940       5.8%       18,917     17,827      1,090      6.1%
Property management ..................      8,629      8,498       131       1.5%        9,373      9,292         81      0.9%
                                         --------   --------    ------      ----      --------   --------    -------     ----
   Property operating expenses .......     82,442     79,346     3,096       3.9%       93,286     89,962      3,324      3.7%
                                         --------   --------    ------      ----      --------   --------    -------     ----
Income from property operations ......   $128,233   $125,032    $3,201       2.6%     $135,563   $133,508    $ 2,055      1.5%
                                         ========   ========    ======      ====      ========   ========    =======     ====

Site and Occupancy Information (1):...

Average total sites ..................     41,570     41,578        (8)      0.0%       43,134     43,627       (493)    (1.1%)
Average occupied sites ...............     37,893     38,594      (701)     (1.8%)      39,363     40,467     (1,104)    (2.7%)
Occupancy % ..........................       91.2%      92.8%     (1.6%)    (1.7%)        91.3%      92.8%      (1.5%)   (1.6%)
Monthly base rent per site ...........   $ 421.49   $ 401.11    $20.38       5.1%     $ 416.89   $ 400.82    $ 16.07      4.0%

Total sites

   As of December 31, ................     41,580     41,590       (10)      0.0%       43,143     43,178        (35)    (0.1%)
Total occupied sites
   As of December 31, ................     37,479     38,346      (867)     (2.3%)      38,946     39,736       (790)    (2.0%)

(1) Site and occupancy information excludes Resort Cottage and RV sites, Properties owned through unconsolidated joint ventures and the sites of Properties acquired or sold during 2002 and 2003.

PROPERTY OPERATING REVENUES

     The 3.2% increase in Community base rental income for the Core Portfolio reflects a 5.1% increase in monthly base rent per site combined with a 1.9% decrease in average occupied sites. The increase in utility and other income for the Core Portfolio is due primarily to increases in utility income, which resulted from higher expenses for these items.

PROPERTY OPERATING EXPENSES

The 3.7% increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in insurance and other expenses, utility expense, and repair and maintenance expense, administrative expenses and payroll expense. The 5.8% increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property operating revenues, increased by 1.5% due to increases in payroll costs and computer expenses.

HOME SALES OPERATIONS

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2003 and 2002.

                                                     HOME SALES OPERATIONS
                                          -------------------------------------------
                                                                INCREASE /
(dollars in thousands)                      2003       2002     (DECREASE)   % CHANGE
----------------------                    --------   --------   ----------   --------
Gross revenues from new home sales ....   $ 33,512   $ 30,618    $ 2,894         9.5%
Cost of new home sales ................    (29,064)   (24,689)     4,375        17.7%
                                          --------   --------    -------      ------
Gross profit from new home sales ......      4,448      5,929     (1,481)      (25.0%)

Gross revenues from used home sales ...      3,094      2,919        175         6.0%
Cost of used home sales ...............     (2,703)    (2,494)       209         8.4%
                                          --------   --------    -------      ------
Gross profit from used home sales .....        391        425        (34)       (8.0%)

Brokered resale revenues, net .........      1,724      1,592        132         8.3%
Home selling expenses .................     (7,360)    (7,664)      (304)       (4.0%)
Ancillary services revenues, net ......        216        522       (306)      (58.6%)
                                          --------   --------    -------      ------

Income from home sales operations .....   $   (581)  $    804    $(1,385)     (172.3%)
                                          ========   ========    =======      ======

HOME SALES VOLUMES:
   New home sales .....................        458        420         38        9.0%
   Used home sales ....................        189        182          7        3.8%
   Brokered home resales ..............      1,102        986        116       11.8%

     New home sales gross profit reflects a 9.0% increase in sales volume combined with a 6.1% decrease in the gross margin. The average selling price of new homes remained steady year over year. Used home sales gross profit reflects a decrease in gross margin on used home sales, partially offset by an increase in volume. Brokered resale revenues reflect increased resale volumes. The 4.0% decrease in home selling expenses primarily reflects reductions in advertising expenses.

OTHER INCOME AND EXPENSES

     In October 2003, we received approximately $501 million from the Recap. The cash received from the Recap was used to pay down our Line of Credit and pay off our Term Loan, with the remainder placed in short-term investments to be used for payment of a special distribution in January 2004 and for future acquisitions. As a result, interest income increased reflecting additional interest earned on short-term investments with an average balance of $273 million. The decrease in general and administrative expense is due to decreased professional fees and public company costs, partially offset by increased payroll costs and banking expenses. Rent control initiatives decreased by $3.4 million due to lower costs relating to the DeAnza Santa Cruz and Contempo Marin Properties. Interest and related amortization increased due to the Recap and the payment of approximately $3 million to unwind the 2001 Swap (hereinafter defined), partially offset by decreased interest rates during the period. The weighted average outstanding debt balances for the years ended December 31, 2003 and 2002 were approximately $800 million and $731.8 million, respectively. The effective interest rate was 6.4% and 6.8% per annum for the years ended December 31, 2003 and 2002, respectively.

     The increase in income from other investments was due to the restructuring of the Company's investment in Wolverine Property Investment Limited Partnership (the "College Heights Joint Venture" or the "Venture"), a joint venture with Wolverine Investors, LLP, effective September 1, 2002. The Venture included 18 Properties with 3,581 sites. The results of operations of the College Heights Joint Venture prior to restructuring were included with the results of the Company due to the Company's voting equity interest and control over the Venture. Pursuant to the restructuring, the Company sold its general partnership interest, sold all of the Company's voting equity interest and reduced the Company's total investment in the College Heights Joint Venture. As consideration for the sale, the Company retained sole ownership of Down Yonder, a 361 site Property in Clearwater, Florida, received cash of approximately $5.2 million and retained preferred limited partnership interests of approximately $10.3 million, recorded net of a $2.4 million reserve included in other assets. Income of approximately $1.0 million and $0.2 million has been recorded in income from other investments for the years ended December 31, 2003 and 2002 respectively.

LIQUIDITY AND CAPITAL RESOURCES

INFLATION

     Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide us with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risks of inflation to the Company.

LIQUIDITY

     As of December 31, 2004, the Company had $5.3 million in cash and cash equivalents and $44.2 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. The table below summarizes cash flow activity for the twelve months ended December 31, 2004, 2003 and 2002 (dollars in thousands).

                                                      FOR THE TWELVE MONTHS ENDED
                                                              DECEMBER 31,
                                                  -----------------------------------
                                                                 2003         2002
                                                     2004     (Restated)   (Restated)
                                                  ---------   ----------   ----------
Cash provided by operating activities             $  46,733    $ 75,163     $ 80,176
Cash (used in) provided by investing activities    (366,654)       (598)     (72,973)
Cash (used in) provided by financing activities        (514)    243,905       (1,287)
                                                  ---------    --------     --------
Net (decrease) increase in cash                   $(320,435)   $318,470     $  5,916
                                                  =========    ========     ========

OPERATING ACTIVITIES

     Net cash provided by operating activities decreased $28.5 million for the year ended December 31, 2004. This decrease reflects increased interest expense as a result of the Recap in October, 2003 and increases in working capital, partially offset by increases in property operating income as discussed in "Results of Operations" above. Net cash provided by operating activities decreased $5 million for the year ended December 31, 2003 from $80.2 million in 2002. This was primarily due to an increase in working capital.

INVESTING ACTIVITIES

     Net cash used in investing activities reflects the impact of the following investing activities:

ACQUISITIONS

     During the year ended December 31, 2004, we acquired 111 Properties (see
Note 6 of the Notes to Consolidated Financial Statements contained in this Form 10-K). The combined investment in real estate for these 111 Properties was approximately $703 million and was funded with monies held in short-term investments, debt assumed of $352 million which includes a mark-to-market adjustment of $10.4 million, new financing of $124 million, and borrowings from our Line of Credit. Included in the above as previously described are 57 Properties purchased as part of the Thousand Trails Transaction; the income related to this transaction is classified as income from other investments on the Consolidated Statements of Operation.

     We assumed inventory of approximately $1.2 million, other assets of $4.9 million, rents received in advance of approximately $13.6 million and other liabilities of approximately $5.8 million in connection with the 2004 acquisitions. The Company also issued common OP units for value of approximately $32.2 million.

     During 2003, we acquired three Properties at a purchase price of $11.8 million. The acquisitions were funded with monies held in short-term investments and debt assumed of $4.6 million. The acquisitions included the assumption of liabilities of approximately $0.7 million. Also during 2003, we acquired a parcel of land adjacent to one of our Properties for approximately $0.1 million.

     During 2002, we acquired eleven Properties at a purchase price of $101.6 million. The acquisitions were funded with borrowings on our Line of Credit and the assumption of $47.9 million of mortgage debt, which includes a $3.0 million mark-to-market adjustment. In addition, we purchased adjacent land and land improvements for several Properties for approximately $0.6 million.

DISPOSITIONS

     During the year ended December 31, 2004, we sold one Property located in Lake Placid, Florida for a selling price of $3.4 million, with net proceeds of $0.8 million received in July 2004. No gain or loss on disposition was recognized in the period. The operating results have been reflected in discontinued operations. In addition, we sold approximately 1.4 acres of land in Montana for a gain and net proceeds of $0.6 million.

     During 2003, we sold three Properties for proceeds of $27.1 million and a gain of $10.8 million. Proceeds from the sales were used to repay amounts on our Line of Credit.

     During 2002, we effectively sold 17 Properties as part of a restructuring of the College Heights Venture (hereinafter defined). In addition, we sold Camelot Acres, a 319 site Property in Burnsville, Minnesota, for approximately $14.2 million.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     On February 3, 2004, the Company invested approximately $29.7 million in preferred equity interests (the "Mezzanine Investment") in six entities controlled by Diversified Investments, Inc. ("Diversified"). These entities own in the aggregate 11 Properties, containing 5,054 sites. Approximately $11.7 million of the Mezzanine Investment accrues at a per annum average rate of 10%, with a minimum pay rate of 6.5%, payable quarterly, and approximately $17.9 million of the Mezzanine Investment accrues at a per annum average rate of 11%, with a minimum pay rate of 7%, payable quarterly. To the extent the minimum pay rates on the respective Mezzanine Investments are not achieved, the accrual rates increase to 12% and 13% per annum, respectively. The Company can acquire these Properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006. In addition, the Company has invested approximately $1.4 million in the Diversified entities managing these 11 Properties, which is included in prepaid expenses and other assets on the Company's Consolidated Balance Sheet as of December 31, 2004.

     During the year ended December 31, 2004, the Company invested approximately $4.1 million in 11 joint ventures. The Company can acquire these Properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006.

     In addition, the Company recorded approximately $3.7 million, $0.3 million and $0.2 million of net income from joint ventures (net of depreciation) in the years ended December 31, 2004, 2003 and 2002 respectively, and received approximately $5.2 million, $0.8 million and $0.6 million in distributions from such joint ventures for the year ended December 31, 2004, 2003 and 2002 respectively. Included in such distributions for the year ended December 31, 2004 is $2.5 million return of capital, of which $0.5 million exceeded the Company's basis and thus was recorded in income from unconsolidated joint ventures and other.

OTHER INVESTMENTS

     Effective September 1, 2002, the Company restructured its investment in the College Heights Joint Venture. The Venture included 18 Properties with 3,581 sites. The results of operations of the College Heights Joint Venture prior to restructuring were included with the results of the Company due to the Company's voting equity interest and control over the Venture. Pursuant to the restructuring, the Company sold its general partnership interest, sold all of the Company's voting equity interest and reduced the Company's total investment in the College Heights Joint Venture. As consideration for the sale, the Company retained sole ownership of Down Yonder, a 361 site Property in Clearwater, Florida, received cash of approximately $5.2 million and retained preferred limited partnership interests of approximately $10.3 million, recorded net of a $2.4 million reserve included in other assets. Income of approximately $0.9 million, $1.0 million and $0.2 million has been recorded in income from other investments for the years ended December 31, 2004, 2003 and 2002 respectively.

CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate costs. Recurring CapEx was approximately $13.7 million, $11.9 million and $13.4 million for the years ended December 31, 2004, 2003 and 2002 respectively. Site development costs were approximately $13.0 million, $9.0 million and $10.4 million for the years ended December 31, 2004, 2003 and 2002 respectively, and represent costs to develop expansion sites at certain of the Company's Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home. Corporate costs such as computer hardware, office furniture and office improvements were $0.4 million, $0.1 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002 respectively.

FINANCING ACTIVITIES

     Net cash used in financing activities reflects the impact of the following:

EQUITY TRANSACTIONS

     In order to qualify as a REIT for federal income tax purposes, the Company must distribute 90% or more of its taxable income (excluding capital gains) to its stockholders. The following distributions have been declared and paid to common stockholders and minority interests since January 1, 2002.

  DISTRIBUTION       FOR THE QUARTER    STOCKHOLDER RECORD
AMOUNT PER SHARE         ENDING                DATE            PAYMENT DATE
----------------   ------------------   ------------------   ----------------
     $0.4750           March 31, 2002       March 29, 2002     April 12, 2002
     $0.4750            June 30, 2002        June 28, 2002      July 12, 2002
     $0.4750       September 30, 2002   September 27, 2002   October 11, 2002
     $0.4750        December 31, 2002    December 27, 2002   January 10, 2003

     $0.4950           March 31, 2003       March 28, 2003     April 11, 2003
     $0.4950            June 30, 2003        June 27, 2003      July 11, 2003
     $0.4950       September 30, 2003   September 26, 2003   October 10, 2003
      $8.00         December 31, 2003      January 8, 2004   January 16, 2004

     $0.0125           March 31, 2004       March 26, 2004      April 9, 2004
     $0.0125            June 30, 2004        June 25, 2004       July 9, 2004
     $0.0125       September 30, 2004   September 24, 2004    October 8, 2004
     $0.0125        December 31, 2004    December 31, 2004   January 14, 2005

     On December 12, 2003, we declared a one-time special distribution of $8.00 per share payable to stockholders of record on January 8, 2004. We used proceeds from the $501 million Recap in October 2003 to pay the special distribution on January 16, 2004. The special cash dividend is reflected on stockholders' 2004 1099-DIV issued in January 2005.

     In connection with the $501 million Recap and subsequent special distribution, on February 27, 2004, the Company contributed all of its assets to MHC Trust, a newly formed Maryland real estate investment trust, including the Company's entire partnership interest in the Operating Partnership. The Company determined that a taxable transaction in connection with the special distribution to stockholders would be in the Company's best interests. This was accomplished by the contribution of the Company's interest in the Operating Partnership to MHC Trust in exchange for all the common and preferred stock of MHC Trust. Due to the Company's tax basis in its interest in the Operating Partnership, the Company recognized $180 million of taxable income as a result of its contribution, as opposed to a nontaxable reduction of the Company's tax basis in its interest in the Operating Partnership. This restructuring resulted in a step-up in the Company's tax basis in its assets, generating future depreciation deductions, which in turn will reduce the Company's future distribution requirements. This provides the Company with greater financial flexibility and greater growth potential. The Company intends to continue to qualify as a REIT under the Code, with its assets consisting of interests in MHC Trust. MHC Trust, in turn, also intends to qualify as a real estate investment trust under the Code and will continue to be the general partner of the Operating Partnership. On May 1, 2004, in connection with the restructuring, MHC Trust sold cumulative preferred stock to a limited number of unaffiliated investors.

     During the twelve months ended December 31, 2004, in connection with 2004 acquisitions the Company issued 1.2 million common OP Units valued at $36.7 million of which approximately $28.7 million has been classified as paid-in capital. On December 21, 2004 we redeemed 126,765 common OP Units for approximately $4.5 million of which approximately $3.5 million has been classified as paid-in capital.

     The Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D Cumulative Redeemable Perpetual Preferred Units ("Preferred Units"). Distributions on the Preferred Units were paid quarterly on the last calendar day of each quarter beginning September 30, 1999. The Company expects to continue to make regular quarterly distributions and has set its 2005 distribution to common stockholders at $0.10 per share per annum.

MORTGAGES AND CREDIT FACILITIES

     We have two unsecured lines of credit of $110 million and $50 million which bear interest at a per annum rate of London Interbank Offered Rate ("LIBOR") plus 1.65%. Throughout the year ended December 31, 2004, the Company borrowed $135.8 million and paid down $20 million on its line of credit. On November 10, 2004, in connection with the Thousand Trails Transaction, we secured a $120 million three-year term loan at LIBOR plus 1.75%. In December 2004, we fixed $180 million of this variable debt for one year with a weighted average per annum interest rate of 4.7%.

     During the twelve months ended December 31, 2004, the Company assumed mortgage and other debt of approximately $157 million, which was recorded at fair market value with the related premium being amortized over the life of the loan using the effective interest rate. The Company borrowed an additional $194 million of mortgage debt for other acquisitions. The mortgages bear interest at weighted average rates ranging from 5.14% to 5.81% per annum, and mature at various dates through November 1, 2027.

     In 2003, the Company initiated the Recap as a result of its belief in the stability of its cash flow from property operations and the attractive financing terms available to borrowers such as the Company in the secured debt markets. In conducting its evaluation of the use of proceeds from the Recap, the Company's Board of Directors believed that to the extent no attractive alternative use was available, a distribution to stockholders should occur. In late 2003, the Company identified acquisition targets which would use approximately $100 million of the $325 million in net proceeds resulting from the Recap. In December 2003, the Company's Board of Directors declared a distribution of approximately $225 million ($8 per share). During 2004, the Company identified additional acquisitions and has funded such acquisitions primarily with secured and unsecured borrowings.

     The Recap and subsequent borrowings in connection with acquisitions have significantly increased the Company's outstanding debt. The interest and principal payments required under these debt agreements materially increase the Company's future contractual payment obligations. As of December 31, 2004, the outstanding debt balance was $1,653 million. In future years, the Company expects to pay annual interest and principal amortization under current obligations of approximately $114 million (not including the impact of scheduled maturities) compared to $57 million in 2003. In light of these increased cash flow requirements, the Company has reduced its annual dividend to common stockholders from approximately $44 million in 2003 to approximately $1 million in 2004. In addition, the Company expects its cash from operations to increase significantly in 2005 compared to 2003 due to the cash generated by newly-acquired Properties. To the extent cash flow from the Properties does not meet the Company's expectations, the Company's Board of Directors increases the annual dividend significantly, or the Company is required to make significant unexpected capital improvements or other payments, the Company's financial flexibility and ability to meet scheduled obligations could be negatively impacted. With respect to maturing debt, the Company has staggered the maturities of our long-term mortgage debt over an average of approximately 6 years, with no more than $330 million in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, it believes that it will be able to repay such maturing debt from asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company's future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.

     In October 2003, we unwound an interest rate swap ("2001 Swap") agreement at a cost of approximately $3 million, which is included in interest and related amortization in 2003 in the accompanying Consolidated Statements of Operations. The 2001 swap effectively fixed LIBOR on $100 million of our floating rate debt at approximately 3.7% per annum for the period October 2001 through August 2004. The terms of the 2001 Swap required monthly settlements on the same dates interest payments were due on the debt. In accordance with SFAS No. 133, the 2001 Swap was reflected at market value.

     On April 17, 2003, we entered into an agreement to refinance and increase the "Bay Indies Mortgage", a $44.5 million note, from approximately $21.9 million to $45 million. Under the new agreement, the Bay Indies Mortgage bears interest at 5.69% per annum, amortizes over 25 years and matures April 17, 2013. The net proceeds were used to pay down the Company's Line of Credit in April 2003. Also during the year ended December 31, 2003, mortgage notes payable on four other Properties were repaid totaling approximately $23.5 million using proceeds from borrowings on the Company's Line of Credit.

     During the year ended December 31, 2002, as part of the purchase of RSI, in a non-cash transaction, we assumed a $12.5 million note payable ("Conseco Financing Note"), collateralized by our home inventory. The Conseco Financing Note was repaid at a discount during 2002 using proceeds from our Line of Credit. In addition, we repaid a maturing mortgage note in the amount of $1.1 million and $2.1 million of other unsecured notes payable using proceeds from our Line of Credit.

     Certain of the Company's mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization ("EBITDA"), limitations on certain holdings and other restrictions.

     As of December 31, 2004, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands):

     CONTRACTUAL
     OBLIGATIONS          TOTAL       2005     2006(2)    2007(3)     2008       2009    THEREAFTER
     -----------       ----------   -------   --------   --------   --------   -------   ----------
Long Term
   Borrowings (1)      $1,643,672   $18,742   $169,770   $432,350   $203,903   $70,558    $748,349
Weighted average
   interest rates...         6.10%      ---       4.36%      6.43%      5.55%     6.58%       6.20%

(1)  Balance excludes net premiums and discounts of $9.4 million.

(2) Includes Line of Credit repayment in 2006 of $115,800. We have an option to extend this maturity for one year to 2007.

(3) Includes a Term Loan repayment in 2007 of $105,600. We have an option to extend this maturity for two successive years to 2009.

     Included in the above table are certain capital lease obligations totaling approximately $7.0 million. These agreements expire June 2009 and are paid semi-annually.

     In addition, the Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2032 with terms which include minimum rent to be paid throughout the year plus additional rents calculated as a percentage of gross revenues. For the twelve months ended December 31, 2004 and 2003, ground lease expense was approximately $1.6 million and $1.6 million respectively. Minimum future rental payments under the ground leases are approximately $1.6 million for each of the next five years and approximately $23.5 million thereafter.

FUNDS FROM OPERATIONS

     Funds from Operations ("FFO") is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"), to be an appropriate measure of performance for an equity REIT. While FFO is a relevant and widely used measure of operating performance for equity REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance.

     FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from sales of Properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. Investors should review FFO, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT's operating performance. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

     The following table presents a calculation of FFO for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands):

                                                                                   2003         2002
                                                                        2004    (Restated)   (Restated)
                                                                      -------   ----------   ----------
COMPUTATION OF FUNDS FROM OPERATIONS:
   Net income available for Common Shares .........................   $ 4,026    $ 25,132     $ 31,887
   Income allocated to Common OP Units ............................       936       6,004        7,786
   Depreciation on real estate assets and other costs .............    48,862      37,265       34,826
   Depreciation expense included in discontinued operations .......        32         135          484
   Depreciation expense included in equity in income from
      joint ventures ..............................................     1,230         769          726
   Gain on sale of Properties and other ...........................      (638)    (10,826)     (13,014)
                                                                      -------    --------     --------
      Funds from operations available for Common Shares ...........   $54,448    $ 58,479     $ 62,695
                                                                      =======    ========     ========
   Weighted average Common Shares outstanding - fully diluted .....    29,465      28,002       27,632
                                                                      =======    ========     ========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At December 31, 2004, approximately 97% or approximately $1.6 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $93.1 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $98.8 million.

     At December 31, 2004, approximately 3% or approximately $56 million of our outstanding debt was short-term and at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings and cash flows would increase/decrease by approximately $538,000 annually.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, maintain a system of disclosure controls and procedures, designed to provide reasonable assurance that information the Company is required to disclose in the reports that the Company files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     As mentioned in the Form 8-K filed on March 4, 2005, the Company received a comment letter from the SEC staff raising questions regarding how the Company accounted for costs incurred in pursuing certain rent control initiatives. Management discussed this issue with its independent auditors and the Company's Audit Committee of the Board of Directors ("Audit Committee"). Based on such discussions management has changed its accounting policy to expense such costs in the year incurred and restated prior period financial statements as discussed in Note 2 to the financial statements because the previous method of accounting for these costs has been determined to be incorrect.

     The Company's rent control initiatives date back prior to 2001. During 2001, given a significant expansion of the rent control initiatives, the accounting for such costs was closely analyzed by management and discussed with our independent auditors. The initiatives involved efforts of the Company to realize the value of certain of its Properties subject to rent control, as more fully discussed in Note 17. The initiatives included efforts to remove the operations of certain Properties from existing rent regulation or to ultimately close the Properties if the existing rent regulation remained.

     At that time the Company concluded that removal of the existing rent regulation or Property closures would constitute a "formal plan" and that such plan represented a "change in use" under Statement of Financial Accounting Standards No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" ("SFAS No. 67") and costs were capitalized on that basis. These financial statements were audited by our independent auditors and the auditors provided unqualified opinions in prior periods.

     After the discussions among the Company, its Audit Committee and its independent auditors in March 2005, the term "change in use" was no longer interpreted to cover a change in regulation. In addition, as part of its initiative, the Company was not willing to commit to close the Properties and would accept other outcomes that allowed the Company to realize the value of its Properties short of park closure (which is a "change in use"). As a result the Company determined that it was not committed to a "formal plan" that reflected a "change of use" under SFAS No. 67.

     The Company's management with the participation of the Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2004 in light of this restatement. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2004. However, based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of such date, the controls over the accounting policy regarding the capitalization of costs incurred in pursuing rent control initiatives is the only area in which the disclosure controls and procedures were not operating effectively at the reasonable assurance level.

     Prior to receipt of SEC comments the issue of the capitalization of costs incurred in pursuing rent control initiatives was identified by the Company as an accounting issue. While the Company concluded its disclosure controls and procedures were not operating effectively as of December 31, 2004, management believes 1) it closely analyzed the application of SFAS No. 67 to its situation and this issue was discussed with its Audit Committee and it was considered by its independent auditors in prior audits, 2) there was no authoritative literature existing with respect to this issue that was not considered by the Company or its Audit Committee, and 3) until the comments were received from the SEC staff and subsequent discussion with its independent auditors, the application of SFAS No. 67 and the Company's interpretation of "formal plan" and "change in use" were believed to be appropriate. Lastly, the Company believes its disclosure regarding these transactions and costs was highlighted in its disclosure and taken in total during the relevant periods provided users with meaningful and useful information on which to base investment decisions.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     To remediate the material weakness in the Company's internal control over financial reporting, subsequent to year end the Company has implemented additional review procedures over the selection and monitoring of the application and interpretation of accounting principles affecting the costs incurred in pursuing rent control initiatives.

     There were no material changes to the Company's internal changes over financial reporting during the fourth quarter.

        REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

In performing this assessment, management reviewed the Company's accounting for costs incurred in pursuing rent control initiatives. As a result of this review, management concluded that the Company's controls over the application and interpretation of accounting principles affecting the capitalization of these costs were incorrect, and, as a result, management has determined that expenses were understated over the last several years. The Audit Committee and the Board of Directors and management determined to restate certain of the Company's previously issued financial statements to reflect the correct costs incurred in pursuing rent control initiatives, as explained in Note 2 to the consolidated financial statements.

Management evaluated the effects of this restatement on the Company's assessment of its internal control over financial reporting and concluded that the control deficiency relating to the implementation and interpretation of GAAP as they relate to the capitalization of costs in pursuing rent control initiatives represented a material weakness. As a result of this material weakness, management has concluded that, as of December 31, 2004, the Company's internal control over financial reporting was not effective based on the criteria set forth by COSO in Internal Control-Integrated Framework. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement.

     The Company's independent registered public accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting. That report appears on page F-2 of the Consolidated Financial Statements.

ITEM 9B. OTHER INFORMATION
None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required to be set forth herein pursuant to Item 401 and
Item 405 of Regulation S-K is contained under the captions "Election of Directors," "Election of Directors - Committees of the Board; Meetings" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2005 Annual Meeting of Stockholders to be held on May 10, 2005 (the "2005 Proxy Statement") and such information is incorporated herein by reference.

     In addition, the information required to be set forth herein pursuant to
Item 406 of Regulation S-K is contained under the caption "Election of Directors
- Corporate Governance" in the 2005 Proxy Statement regarding the Company's written Guidelines on Corporate Governance and the Company's Business Ethics and Conduct Policy is incorporated herein by reference.

ITEMS 11, 12, 13 AND 14.

     EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 11, Item 12, Item 13 and Item 14 will be contained in the 2005 Proxy Statement, and thus this Part has been omitted in accordance with General Instruction G(3) to Form 10-K.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

     1. Financial Statements

See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

     2. Financial Statement Schedules

See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

     3. Exhibits:

2(a)         Admission Agreement between Equity Financial and Management Co.,
             Manufactured Home Communities, Inc. and MHC Operating Partnership.

3.1(g)       Amended and Restated Articles of Incorporation of Manufactured Home
             Communities, Inc. effective May 21, 1999.

3.2(n)       Articles of Amendment of Articles of Incorporation of Manufactured
             Home Communities, Inc., effective May 13, 2003.

3.3(m)       Articles of Amendment to Articles of Incorporation of Manufactured
             Home Communities, Inc., effective November 16, 2004.

3.4(n)       Amended Bylaws of Manufactured Home Communities, Inc. dated
             December 31, 2003.

4            Not applicable

9            Not applicable

10.1(a)      Agreement of Limited Partnership of MHC Financing Limited
             Partnership

10.2(b)      Agreement of Limited Partnership of MHC Lending Limited Partnership


10.3(c)      Agreement of Limited Partnership of MHC-Bay Indies Financing
             Limited Partnership

10.4(c)      Agreement of Limited Partnership of MHC-De Anza Financing Limited
             Partnership

10.5(d)      Second Amended and Restated MHC Operating Limited Partnership
             Agreement of Limited Partnership, dated March 15, 1996

10.6(f)      Agreement of Limited Partnership of MHC Financing Limited
             Partnership Two

10.7(a)      Revolving Credit Note made by Realty Systems, Inc. to Equity
             Financial and Management Co.

10.8(a)      Assignment to MHC Operating Limited Partnership of Revolving Credit
             Note made by Realty Systems, Inc. to Equity Financial and
             Management Co.

10.9(a)      Loan and Security Agreement between Realty Systems, Inc. and MHC
             Operating Limited Partnership

10.10(e)     Form of Manufactured Home Communities, Inc. 1997 Non-Qualified
             Employee Stock Purchase Plan.


10.11(i)     Manufactured Home Communities, Inc. 1992 Stock Option and Stock
             Award Plan.

10.12(g)     $265,000,000 Mortgage Note dated December 12,1997

10.13(h)     $110,000,000 Amended, Restated and Consolidated Promissory Note
             (DeAnza Mortgage) dated June 28, 2000

10.14(h)     $15,750,000 Promissory Note Secured by Leasehold Deed of Trust
             (Date Palm Mortgage) dated July 13, 2000

10.15(j)     $50,000,000 Promissory Note secured by Leasehold Deeds of Trust
             (Stagecoach Mortgage) dated December 2, 2001.

10.16(k)     Loan Agreement dated October 17, 2003 between MHC Sunrise Heights,
             L.L.C., as Borrower, and Bank of America, N.A., as Lender.

10.16.1(k)   Schedule identifying substantially identical agreements to Exhibit
             No. 10.16.

10.17(k)     Form of Loan Agreement dated October 17, 2003 between MHC
             Countryside L.L.C., as Borrower, and Bank of America, N.A., as
             Lender.

10.17.1(k)   Schedule identifying substantially identical agreements to Exhibit
             No. 10.17.

10.18(k)     Form of Loan Agreement dated October 17, 2003 between MHC Creekside
             L.L.C., as Borrower, and Bank of America, N.A., as Lender.

10.18.1(k)   Schedule identifying substantially identical agreements to Exhibit
             No. 10.18.

10.19(k)     Form of Loan Agreement dated October 17, 2003 between MHC Golf
             Vista Estates L.L.C., as Borrowers, and Bank of America, N.A., as
             Lender.

10.19.1(k)   Schedule identifying substantially identical agreements to Exhibit
             No. 10.19.

10.20(l)     Agreement of Plan of Merger (Thousand Trails), dated August 2, 2004

10.21(l) Amendment No. 1 to Agreement of Plan of Merger (Thousand Trails), dated September 30, 2004

10.22(l) Amendment No. 2 to Agreement of Plan of Merger (Thousand Trails), dated November 9, 2004

10.23(l)   Thousand Trails Lease Agreement, dated November 10, 2004

10.24(l)   $120 million Term Loan Agreement dated November 10, 2004

10.25(l)   Fifth Amended and Restated Credit Agreement ($110 million Revolving
           Facility) dated November 10, 2004

10.26(l)   First Amended and Restated Loan Agreement dated November 10, 2004

11         Not applicable

12(n)      Computation of Ratio of Earnings to Fixed Charges

13         Not applicable

14(n)      Manufactured Home Communities, Inc. Business Ethics and Conduct
           Policy, dated March 2004

15         Not applicable

16         Not applicable

17         Not applicable

18         Not applicable

19         Not applicable

20         Not applicable

21(n)      Subsidiaries of the registrant

22         Not applicable

23(n)      Consent of Independent Auditors

24.1(n)    Power of Attorney for Joseph B. McAdams dated March 1, 2005

24.2(n)    Power of Attorney for Howard Walker dated February 28, 2005

24.3(n)    Power of Attorney for Thomas E. Dobrowski dated March 1, 2005

24.4(n)    Power of Attorney for Gary Waterman dated March 1, 2005

24.5(n)    Power of Attorney for Donald S. Chisholm dated March 1, 2005

24.6(n)    Power of Attorney for Sheli Z. Rosenberg dated March 1, 2005

25         Not applicable

26         Not applicable

31.1(n) Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2(n) Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1(n)    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350

32.2(n)    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350

The following documents are incorporated herein by reference.

(a) Included as an exhibit to the Company's Form S-11 Registration Statement, File No. 33-55994.

(b) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 1993.

(c) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 1994.

(d) Included as an exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1996.

(e) Included as Exhibit A to the Company's definitive Proxy Statement dated March 28, 1997, relating to Annual Meeting of Stockholders held on May 13, 1997.

(f) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 1997.

(g) Included as an exhibit to the Company's Form S-3 Registration Statement, filed November 12, 1999 (SEC File No. 333-90813).

(h) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 2000.

(i) Included as Appendix A to the Company's Definitive Proxy Statement dated March 30, 2001

(j) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 2002.

(k) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 2003.

(l) Included as an exhibit to the Company's Report on Form 8-K dated November 16, 2004

(m) Included as an exhibit to the Company's Report on Form 8-K dated November 22, 2004

(n)  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EQUITY LIFESTYLE PROPERTIES, INC.,
                                       a Maryland corporation


Date: March 28, 2005                   By: /s/ Thomas P. Heneghan
                                           -------------------------------------
                                           Thomas P. Heneghan
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: March 28, 2005                   By: /s/ Michael B. Berman
                                           -------------------------------------
                                           Michael B. Berman
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)

EQUITY LIFESTYLE PROPERTIES, INC. - SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                                 Title                        Date
             ----                                 -----                        ----


/s/ Thomas P. Heneghan                 President, Chief Executive         March 28, 2005
------------------------------   Officer and Director *Attorney-in-Fact
    Thomas P. Heneghan


/s/ Michael B. Berman                   Vice President, Treasurer         March 28, 2005
------------------------------         and Chief Financial Officer
    Michael B. Berman                       *Attorney-in-Fact


/s/ Samuel Zell                           Chairman of the Board           March 28, 2005
------------------------------
    Samuel Zell


*Sheli Z. Rosenberg                             Director                  March 28, 2005
------------------------------
    Sheli Z. Rosenberg


*Donald S. Chisholm                             Director                  March 28, 2005
------------------------------
    Donald S. Chisholm


*Thomas E. Dobrowski                            Director                  March 28, 2005
------------------------------
    Thomas E. Dobrowski


*Howard Walker                         Vice-Chairman of the Board         March 28, 2005
------------------------------
    Howard Walker


*Joseph B. McAdams                              Director                  March 28, 2005
------------------------------
    Joseph B. McAdams


*Gary Waterman                                  Director                  March 28, 2005
------------------------------
    Gary Waterman

                          INDEX TO FINANCIAL STATEMENTS

EQUITY LIFESTYLE PROPERTIES, INC.

                                                                         PAGE
                                                                     -----------
Report of Independent Registered Public Accounting
   Firm on Internal Controls over Financial Reporting ............           F-2

Report of Independent Registered Public Accounting Firm ..........           F-3

Consolidated Balance Sheets as of December 31, 2004 and 2003 .....           F-4

Consolidated Statements of Operations for the years
   ended December 31, 2004, 2003 and 2002 ........................   F-5 and F-6

Consolidated Statements of Other Comprehensive Income
   for the years ended December 31, 2004, 2003 and 2002 ..........           F-6

Consolidated Statements of Changes in Stockholders'
   Equity for the years ended December 31, 2004, 2003 and 2002 ...           F-7

Consolidated Statements of Cash Flows for the years
   ended December 31, 2004, 2003 and 2002 ........................           F-8

Notes to Consolidated Financial Statements .......................           F-9

Schedule II - Valuation and Qualifying Accounts ..................           S-1

Schedule III - Real Estate and Accumulated Depreciation ..........           S-2

 Certain schedules have been omitted as they are not applicable to the Company.

  Report of Independent Registered Public Accounting Firm on Internal Control
                            Over Financial Reporting

The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.

     We have audited management's assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Equity Lifestyle Properties, Inc. (Equity Lifestyle Properties) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness due to inadequate controls over the capitalization of certain costs, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity Lifestyle Properties' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Equity Lifestyle Properties' internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Equity Lifestyle Properties; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Equity Lifestyle Properties are being made only in accordance with authorizations of management and directors of Equity Lifestyle Properties; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Equity Lifestyle Properties' assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As described in the notes to the Company's 2004 financial statements, Equity Lifestyle Properties restated previously issued financial statements to correct for errors related to the improper capitalization of certain costs associated with changing rent control restrictions. In connection with its assessment of internal control over financial reporting as of December 31, 2004, management determined that Equity Lifestyle Properties' procedures and controls over the interpretation and implementation of generally accepted accounting principles as they relate to the capitalization of these costs were inadequate, and concluded that this deficiency represented a material weakness in internal control over financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, and this report does not affect our report dated March 24, 2005 on those financial statements.

     In our opinion, management's assessment that Equity Lifestyle Properties, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Equity Lifestyle Properties, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.


ERNST & YOUNG LLP
Chicago, Illinois
March 24, 2005

            Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.

Lifestyle Properties, Inc. ("Equity Lifestyle Properties", formerly known as Manufactured Home Communities, Inc.) as of December 31, 2004 and 2003, and the related consolidated statements of operations, other comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(1) and (2). These financial statements and the schedules are the responsibility of Equity Lifestyle Properties' management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Lifestyle Properties at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements as of December 31, 2003 and for each of the two years in the period then ended relating to expense recognition for certain legal costs.

     As discussed in Note 3 to the consolidated financial statements, in 2003 Equity Lifestyle Properties changed its method of accounting for stock-based employee compensation.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Equity Lifestyle Properties, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.



Chicago, Illinois
February 24, 2005

                        EQUITY LIFESTYLE PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)

                                                                                     DECEMBER 31,
                                                                      DECEMBER 31,       2003
                                                                          2004        (Restated)
                                                                      ------------   ------------
ASSETS
Investment in real estate:
   Land ...........................................................    $  470,587     $  282,803
   Land improvements ..............................................     1,438,923        905,785
   Buildings and other depreciable property .......................       126,280        121,117
                                                                       ----------     ----------
                                                                        2,035,790      1,309,705
   Accumulated depreciation .......................................      (322,867)      (272,497)
                                                                       ----------     ----------
      Net investment in real estate ...............................     1,712,923      1,037,208
Cash and cash equivalents .........................................         5,305        325,740
Notes receivable ..................................................        13,290         11,551
Investment in joint ventures ......................................        43,583         10,770
Rents receivable, net .............................................         1,469          2,385
Deferred financing costs, net .....................................        16,162         14,164
Inventory .........................................................        50,654         31,604
Prepaid expenses and other assets .................................        42,903         30,085
                                                                       ----------     ----------
   TOTAL ASSETS ...................................................    $1,886,289     $1,463,507
                                                                       ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable .........................................    $1,417,251     $1,076,183
   Unsecured line of credit .......................................       115,800             --
   Unsecured term loan ............................................       120,000             --
   Accounts payable and accrued expenses ..........................        36,146         27,928
   Accrued interest payable .......................................         8,894          5,978
   Rents received in advance and security deposits ................        21,135          6,616
   Distributions payable ..........................................           448        224,696
                                                                       ----------     ----------
      TOTAL LIABILITIES ...........................................     1,719,674      1,341,401

Commitments and contingencies
Minority interest - Common OP Units and other .....................         9,771           (366)
Minority interest - Perpetual Preferred OP Units ..................       125,000        125,000

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
      10,000,000 shares authorized; none issued ...................            --             --
   Common stock, $.01 par value
      50,000,000 shares authorized; 22,937,192 and 22,563,348
      shares issued and outstanding for 2004 and 2003, respectively           224            222
   Paid-in capital ................................................       294,304        263,066
   Deferred compensation ..........................................          (166)          (494)
   Distributions in excess of accumulated earnings ................      (262,518)      (265,322)
                                                                       ----------     ----------
      Total stockholders' equity (deficit) ........................        31,844         (2,528)
                                                                       ----------     ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................    $1,886,289     $1,463,507
                                                                       ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              2003         2002
                                                                  2004     (Restated)   (Restated)
                                                               ---------   ----------   ----------
PROPERTY OPERATIONS:
   Community base rental income ............................   $ 210,790   $ 196,919     $194,640
   Resort base rental income ...............................      54,845      11,780        9,146
   Utility and other income ................................      24,893      20,150       19,684
                                                               ---------   ---------     --------
      Property operating revenues ..........................     290,528     228,849      223,470
   Property operating and maintenance ......................      94,955      64,996       62,843
   Real estate taxes .......................................      23,679      18,917       17,827
    Property management ....................................      12,852       9,373        9,292
                                                               ---------   ---------     --------
    Property operating expenses (exclusive of
       depreciation shown separately below) ................     131,486      93,286       89,962
                                                               ---------   ---------     --------
      Income from property operations ......................     159,042     135,563      133,508

HOME SALES OPERATIONS:
   Gross revenues from inventory home sales ................      47,636      36,606       33,537
   Cost of inventory home sales ............................     (41,833)    (31,767)     (27,183)
                                                               ---------   ---------     --------
      Gross profit from inventory home sales ...............       5,803       4,839        6,354
   Brokered resale revenues, net ...........................       2,186       1,724        1,592
   Home selling expenses ...................................      (8,708)     (7,360)      (7,664)
   Ancillary services revenues, net ........................       2,782         216          522
                                                               ---------   ---------     --------
      Income (loss) from home sales operations & other .....       2,063        (581)         804

OTHER INCOME (EXPENSES):
   Interest income .........................................       1,391       1,695          967
   Income from other investments ...........................       3,475         956          316
   General and administrative ..............................      (9,243)     (8,060)      (8,192)
   Rent control initiatives ................................      (2,412)     (2,352)      (5,698)
   Interest and related amortization .......................     (91,922)    (58,402)     (50,729)
   Depreciation on corporate assets ........................      (1,657)     (1,240)      (1,277)
   Depreciation on real estate assets and other costs ......     (48,862)    (37,265)     (34,826)
                                                               ---------   ---------     --------
      Total other income (expenses) ........................    (149,230)   (104,668)     (99,439)
      Income before minority interests, equity in income of
         unconsolidated joint ventures, gain on sale of
         properties and other and discontinued operations ..      11,875      30,314       34,873
   Income allocated to Common OP Units .....................        (936)     (3,860)      (4,708)
   Income allocated to Perpetual Preferred OP Units ........     (11,284)    (11,252)     (11,252)
   Equity in income of unconsolidated joint ventures .......       3,739         340          235
                                                               ---------   ---------     --------
      Income before gain on sale of properties and other
         and discontinued operations .......................       3,394      15,542       19,148
                                                               ---------   ---------     --------
   Gain on sale of properties and other ....................         638          --           --
                                                               ---------   ---------     --------
      Income from continuing operations ....................       4,032      15,542       19,148
                                                               ---------   ---------     --------

DISCONTINUED OPERATIONS:
   Discontinued operations .................................          26       1,043        3,287
   Depreciation on discontinued operations .................         (32)       (135)        (484)
   Gain on sale of properties and other ....................          --      10,826       13,014
   Minority interests on discontinued operations ...........          --      (2,144)      (3,078)
                                                               ---------   ---------     --------
      Income (loss) from discontinued operations ...........          (6)      9,590       12,739
                                                               ---------   ---------     --------
         NET INCOME AVAILABLE FOR COMMON SHARES ............   $   4,026   $  25,132     $ 31,887
                                                               =========   =========     ========

     The accompanying notes are an integral part of the financial statements

                        EQUITY LIFESTYLE PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              2003         2002
                                                                   2004    (Restated)   (Restated)
                                                                 -------   ----------   ----------
EARNINGS PER COMMON SHARE - BASIC:
   Income from continuing operations .........................   $  0.18     $  0.71      $  0.89
   Income from discontinued operations .......................   $  0.00     $  0.43      $  0.59
                                                                 =======     =======      =======
   Net income available for Common Shares ....................   $  0.18     $  1.14      $  1.48
                                                                 =======     =======      =======

EARNINGS PER COMMON SHARE - FULLY DILUTED:
   Income from continuing operations .........................   $  0.17     $  0.69      $  0.87
                                                                 =======     =======      =======
   Income from discontinued operations .......................   $  0.00     $  0.42      $  0.57
                                                                 =======     =======      =======
   Net income available for Common Shares ....................   $  0.17     $  1.11      $  1.44
                                                                 =======     =======      =======
   Distributions declared per Common Share outstanding .......   $  0.05     $ 9.485      $  1.90
                                                                 =======     =======      =======

Tax status of Common Shares distributions paid
   during the year:
   Ordinary income ...........................................   $  1.05     $  0.68      $  1.50
                                                                 =======     =======      =======
   Long-term capital gain ....................................   $  4.82     $  0.57      $    --
                                                                 =======     =======      =======
   Unrecaptured section 1250 gain ............................   $  2.17     $  0.16      $    --
                                                                 =======     =======      =======
   Return of capital .........................................   $    --     $  0.55      $  0.37
                                                                 =======     =======      =======
Weighted average Common Shares outstanding - basic ...........    22,849      22,077       21,617
                                                                 =======     =======      =======
Weighted average Common Shares outstanding - fully diluted ...    29,465      28,002       27,632
                                                                 =======     =======      =======

                        EQUITY LIFESTYLE PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)

                                                                                2003         2002
                                                                     2004    (Restated)   (Restated)
                                                                    ------   ----------   ----------
Net income available for Common Shares...........................   $4,026     $25,132     $31,887
   Net unrealized holding gains (losses) on derivative
      instruments................................................       --       4,498      (4,987)
                                                                    ------     -------     -------
   Net other comprehensive income available for Common Shares....   $4,026     $29,630     $26,900
                                                                    ======     =======     =======

     The accompanying notes are an integral part of the financial statements

                        EQUITY LIFESTYLE PROPERTIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)

                                                                                           2003         2002
                                                                               2004     (Restated)   (Restated)
                                                                            ---------   ----------   ----------
PREFERRED STOCK, $.01 PAR VALUE                                             $      --   $      --     $     --
                                                                            =========   =========     ========

COMMON STOCK, $.01 PAR VALUE
Balance, beginning of year ..............................................   $     222   $     218     $    215
   Issuance of Common Stock through restricted stock grants .............          --          --            1
   Exercise of options ..................................................           2           4            2
                                                                            ---------   ---------     --------
Balance, end of year ....................................................   $     224   $     222     $    218
                                                                            =========   =========     ========

PAID - IN CAPITAL
Balance, beginning of year ..............................................   $ 263,066   $ 256,394     $245,827
   Issuance of Common Stock for employee notes ..........................          --          --           --
   Conversion of OP Units to Common Stock ...............................         155         343          227
   Issuance of Common Stock through exercise of options .................       3,058       6,323        5,782
   Issuance of Common Stock through restricted stock grants .............          --          --        2,709
   Issuance of Common Stock through employee stock purchase plan ........       2,735       3,254        2,512
   Compensation expense related to stock options and restricted stock ...       2,571         611           --
   Transition adjustment - FAS 123 ......................................          --      (1,047)          --
   Adjustment for Common OP Unitholders
      in the Operating Partnership ......................................      22,719      (2,812)        (663)
                                                                            ---------   ---------     --------
Balance, end of year ....................................................   $ 294,304   $ 263,066     $256,394
                                                                            =========   =========     ========

DEFERRED COMPENSATION
Balance, beginning of year ..............................................   $    (494)  $  (3,069)    $ (4,062)
   Issuance of Common Stock through restricted stock grants .............          --          --       (2,709)
   Transition adjustment - FAS 123 ......................................          --       1,047           --
   Recognition of deferred compensation expense .........................         328       1,528        3,702
                                                                            ---------   ---------     --------
Balance, end of year ....................................................   $    (166)  $    (494)    $ (3,069)
                                                                            =========   =========     ========

EMPLOYEE NOTES
Balance, beginning of year ..............................................   $      --   $  (2,713)    $ (3,841)
   Principal payments ...................................................          --       2,713        1,128
                                                                            ---------   ---------     --------
Balance, end of year ....................................................   $      --   $      --     $ (2,713)
                                                                            =========   =========     ========

DISTRIBUTIONS IN EXCESS OF ACCUMULATED COMPREHENSIVE EARNINGS
Balance, beginning of year ..............................................   $(265,322)  $ (79,655)    $(64,875)

   Net income ...........................................................       4,026      25,132       31,887
   Other comprehensive income:
      Unrealized holding (losses) gains on derivative instruments .......          --       4,498       (4,987)
                                                                            ---------   ---------     --------
         Comprehensive income ...........................................       4,026      29,630       26,900
                                                                            ---------   ---------     --------
   Distributions ........................................................      (1,222)    215,297      (41,680)
                                                                            ---------   ---------     --------
Balance, end of year ....................................................   $(262,518)  $(265,322)    $(79,655)
                                                                            =========   =========     ========

     The accompanying notes are an integral part of the financial statements

                       EQUITY LIFESTYLE PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                             (AMOUNTS IN THOUSANDS)


                                                                                                     2003         2002
                                                                                         2004     (Restated)   (Restated)
                                                                                      ---------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .....................................................................   $   4,026   $  25,132     $ 31,887
   Adjustments to reconcile net income to cash provided by operating activities:
      Income allocated to minority interests ......................................      12,220      17,256       19,038
      Gain on sale of Properties and other ........................................        (638)    (10,826)     (13,014)
      Depreciation expense ........................................................      51,703      39,403       37,094
      Amortization expense ........................................................       2,203       5,031          963
      Debt premium amortization expense ...........................................      (1,317)         --           --
      Equity in income of affiliates and joint ventures ...........................      (4,969)     (1,042)        (957)
      Amortization of deferred compensation and other .............................       2,899       2,139        3,930
      Increase in provision for uncollectable rents receivable ....................       1,182         821          941
   Changes in assets and liabilities:
      Change in rents receivable ..................................................         281      (1,469)      (1,186)
      Change in inventory .........................................................     (17,855)      1,846        1,887
      Change in prepaid expenses and other assets .................................      (9,772)        (43)      (2,113)
      Change in accounts payable and accrued expenses .............................       5,963      (3,055)       1,471
      Change in rents received in advance and security deposits ...................         807         (30)         235
                                                                                      ---------   ---------     --------
   Net cash provided by operating activities ......................................      46,733      75,163       80,176
                                                                                      ---------   ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of rental properties ...............................................    (310,893)     (6,836)     (56,531)
   Proceeds from dispositions of assets ...........................................         671      27,170       14,171
   Distributions from (investment in) joint ventures and other ....................     (27,642)      1,535       (7,149)
   Proceeds from restructuring of College Heights venture, net ....................          --          --        4,647
   Purchase of RSI ................................................................          --          --         (675)
   Cash received in acquisition of RSI ............................................          --          --          839
   Collections (funding) of notes receivable ......................................      (1,708)     (1,507)      (3,784)
   Improvements:
      Improvements - corporate ....................................................        (444)        (72)        (681)
      Improvements - rental properties ............................................     (13,663)    (11,912)     (13,377)
      Site development costs ......................................................     (12,975)     (8,976)     (10,433)
                                                                                      ---------   ---------     --------
   Net cash (used in) investing activities ........................................    (366,654)       (598)     (72,973)
                                                                                      ---------   ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from stock options and employee stock purchase plan ...............       6,221       9,581        8,296
   Distributions to Common Stockholders, Common OP Unitholders
      and Perpetual Preferred OP Unitholders ......................................    (237,074)    (65,687)     (58,314)
   Collection of principal payments on employee notes .............................          --       2,713        1,128
   Line of credit:
      Proceeds ....................................................................     135,800      53,000       82,000
      Repayments ..................................................................     (20,000)   (137,750)     (13,500)
   Acquisition Financing ..........................................................     124,300          --           --
   Repayment of term loan .........................................................          --    (100,000)          --
   Refinancing - net proceeds (repayments) ........................................       3,288     501,057      (16,096)
   Principal payments .............................................................      (8,848)     (4,844)      (4,217)
   Debt issuance costs ............................................................      (4,201)    (14,165)        (584)
                                                                                      ---------   ---------     --------
   Net cash provided by (used in) financing activities ............................        (514)    243,905       (1,287)
                                                                                      ---------   ---------     --------

Net increase (decrease) in cash and cash equivalents ..............................    (320,435)    318,470        5,916
Cash and cash equivalents, beginning of year ......................................     325,740       7,270        1,354
                                                                                      ---------   ---------     --------
Cash and cash equivalents, end of year ............................................   $   5,305   $ 325,740     $  7,270
                                                                                      =========   =========     ========

SUPPLEMENTAL INFORMATION
Cash paid during the year for interest ............................................   $  88,883   $  52,396     $ 46,097
                                                                                      =========   =========     ========


    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

     Equity Lifestyle Properties, Inc. (formerly Manufactured Home Communities, Inc.), together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries ("Subsidiaries"), are referred to herein as the "Company", "ELS", "we", "us", and "our". We believe that we have qualified for taxation as a real estate investment trust ("REIT") for federal income tax purposes since our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control and we cannot provide any assurance that the Internal Revenue Service ("IRS") will agree with our analysis. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income excluding capital gains. The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

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

     The operations of the Company are conducted primarily through the Operating Partnership. The Company contributed the proceeds from its initial public offering and subsequent offerings to the Operating Partnership for a general partnership interest. In 2004, the general partnership interest was contributed to MHC Trust (see Note 5). The financial results of the Operating Partnership and the Subsidiaries are consolidated in the Company's consolidated financial statements. In addition, since certain activities, if performed by the Company, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), the Company has formed taxable REIT subsidiaries as defined in the Code to engage in such activities.

     Several Properties acquired during 2004 are wholly owned by taxable REIT subsidiaries of the Company. In addition, Realty Systems, Inc. ("RSI") is a wholly owned taxable REIT subsidiary of the Company that, doing business as Carefree Sales, is engaged in the business of purchasing, selling and leasing homes that are located in Properties owned and managed by the Company. Carefree Sales also provides brokerage services to customers at such Properties. Typically, customers move from a Property but do not relocate their homes. Carefree Sales may provide brokerage services, in competition with other local brokers, by seeking buyers for the homes. Carefree Sales also leases inventory homes to prospective customers with the expectation that the tenant eventually will purchase the home. Subsidiaries of RSI also lease from the Operating Partnership certain real property within or adjacent to certain Properties consisting of golf courses, pro shops, stores and restaurants.

     The limited partners of the Operating Partnership (the "Common OP Unitholders") receive an allocation of net income which is based on their respective ownership percentage of the Operating Partnership which is shown on the Consolidated Financial Statements as Minority Interests - Common OP Units. As of December 31, 2004, the Minority Interests - Common OP Units represented 6,340,805 units of limited partnership interest ("OP Units") which are convertible into an equivalent number of shares of the Company's common stock. The issuance of additional shares of common stock or common OP Units changes the respective ownership of the Operating Partnership for both the Minority Interests and the Company.

                        EQUITY LIFESTYLE PROPERTIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

     During 2004, the Company changed the way it accounted for costs incurred in pursuing certain rent control initiatives. As a result, the Company has restated its Consolidated Financial Statements for the years ended December 31, 2003, 2002, and 2001 to expense the costs of the initiatives in the year in which they were incurred because the previous method of accounting for the costs was determined to be incorrect. The Company had historically classified these costs, primarily legal, in other assets. To the extent the Company's efforts to effectively change the use and operations of the Properties were successful, the Company capitalized the costs to land improvements as an increase in the established value of the revised project and depreciated them over 30 years. To the extent these efforts were not successful, the costs would have been expensed.

     Following is a summary of the effects of these changes on the Company's Consolidated Balance Sheets as of December 31, 2003, 2002 and 2001 and the Company's Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 (amounts in thousands):

                                                           Consolidated Balance Sheet
                                                   -----------------------------------------
                                                   As Previously
As of December 31, 2003                               Reported     Adjustments   As Restated
-----------------------                            -------------   -----------   -----------
Land improvements...............................      $911,176       $(5,391)      $905,785
Prepaid expenses and other assets...............        35,102        (5,017)        30,085
Minority interest - Common OP Units and other...         1,716        (2,082)          (366)
Total stockholders' equity......................         5,798        (8,326)        (2,528)

As of December 31, 2002
-----------------------
Land improvements...............................      $893,839       $    --       $893,839
Prepaid expenses and other assets...............        35,884        (8,056)        27,828
Minority interest - Common OP Units and other...        43,501        (1,612)        41,889
Total stockholders' equity......................       177,619        (6,444)       171,175

As of December 31, 2001
-----------------------
Land improvements...............................      $855,296       $    --       $855,296
Prepaid expenses and other assets...............        18,612        (2,358)        16,254
Minority interest - Common OP Units and other...        46,147          (472)        45,675
Total stockholders' equity......................       175,150        (1,886)       173,264

                                                 Consolidated Statements of Operations
                                               -----------------------------------------
                                               As Previously
Year ended December 31, 2003                      Reported     Adjustments   As Restated
----------------------------                   -------------   -----------   -----------
Rent control initiatives....................      $    --        $(2,352)      $(2,352)
Income allocated to Common OP Units.........       (4,330)           470        (3,860)
Net income available for Common Shares......       27,014         (1,882)       25,132
Earnings per Common Share - Basic...........         1.22           (.08)         1.14
Earnings per Common Share - Fully Diluted...         1.20           (.09)         1.11

Year ended December 31, 2002
----------------------------
Rent control initiatives....................      $    --        $(5,698)      $(5,698)
Income allocated to Common OP Units.........       (5,848)         1,140        (4,708)
Net income available for Common Shares......       36,445         (4,558)       31,887
Earnings per Common Share - Basic...........         1.69           (.21)         1.48
Earnings per Common Share - Fully Diluted...         1.64           (.20)         1.44

Year ended December 31, 2001
----------------------------
Rent control initiatives....................     $     --        $(2,358)      $(2,358)
Income allocated to Common OP Units.........       (7,688)           472        (7,216)
Net income available for Common Shares......       32,083         (1,886)       30,197
Earnings per Common Share - Basic...........         1.53           (.09)         1.44
Earnings per Common Share - Fully Diluted...         1.49           (.09)         1.40

                        EQUITY LIFESTYLE PROPERTIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R") - an interpretation of ARB 51. The objective of FIN 46R is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity's expected losses or receives a majority of the entity's expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company will apply FIN 46R to all types of entity ownership (general and limited partnerships and corporate interests).

          The Company will re-evaluate and apply the provisions of FIN 46R to existing entities if certain events occur which warrant re-evaluation of such entities. In addition, the Company will apply the provisions of FIN 46R to all new entities in the future. The Company also consolidates entities in which it has a controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5%) and (ii) the Company's investment is passive.

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

     (c) Segments

          We manage all our operations on a property-by-property basis. Since each Property has similar economic and operational characteristics the Company has one reportable segment, which is the operation of land lease Properties. The distribution of the Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of Properties outside such markets. The following table identifies our five largest markets by number of sites and provides information regarding our Properties (excludes Properties owned through Joint Ventures).

                                                       PERCENT OF TOTAL
   MAJOR      NUMBER OF                  PERCENT OF   PROPERTY OPERATING
  MARKET     PROPERTIES   TOTAL SITES   TOTAL SITES        REVENUES
----------   ----------   -----------   -----------   ------------------
Florida          77          32,451         36.3%             43.5%
California       44          12,865         14.4%             18.2%
Arizona          27          10,514         11.8%             10.4%
Texas            15           7,200          8.0%              2.3%
Washington       13           3,076          3.4%              0.6%
Other            71          23,280         26.1%             25.0%
                ---          ------        -----             -----
Total           247          89,386        100.0%            100.0%
                ===          ======        =====             =====

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (d) Inventory

          Inventory consists of new and used Site Set homes, is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Resale revenues are stated net of commissions paid to employees of $1,163,000 and $893,000 for the years ended December 31, 2004 and 2003, respectively.

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

          Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We use a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term, which includes an estimated probability of lease renewal. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred, and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized and then expensed over their estimated useful life. However the useful lives, salvage value, and customary depreciation method used for land improvements and other significant assets may significantly and materially overstate the depreciation of the underlying assets and therefore understate the net income of the Company.

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

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (g) Notes Receivable

          Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized discounts or premiums net of a valuation allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases we finance the sales of homes to our customers (referred to as "Chattel Loans") which loans are secured by the homes. The valuation allowance for the Chattel Loans is calculated based on a comparison of the outstanding principal balance of each note compared to the N.A.D.A. value and the current market value of the underlying manufactured home collateral.

     (h) Investments in Joint Ventures

          Investments in joint ventures in which the Company does not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to its operations and major decisions, are accounted for using the equity method of accounting whereby the cost of an investment is adjusted for the Company's share of the equity in net income or loss from the date of acquisition and reduced by distributions received. The income or loss of each entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interests held by each investor. Differences between the carrying amount of the Company's investment in the respective entities and the Company's share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets, as applicable.

          In applying the provisions of FIN 46R (see Basis of Consolidation, above), the Company determined that its Mezzanine Investment is a VIE; however, the Company concluded that it is not the primary beneficiary. As such, the adoption of this pronouncement had no effect on the Company's financial statements.

     (i) Insurance Claims

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

     (j) Fair Value of Financial Instruments

          The Company's financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, mortgage notes payable and interest rate hedge arrangements. The fair values of all financial instruments, including notes receivable, were not materially different from their carrying values at December 31, 2004 and 2003.

     (k) Deferred Financing Costs

          Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the Line of Credit, unamortized deferred financing fees are accounted for in accordance with EITF No. 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements." Accumulated amortization for such costs was $4.9 million and $2.7 million at December 31, 2004 and 2003, respectively.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (l) Revenue Recognition

          The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer's stay, the majority of which are for a term of not greater than one year. We will reserve for receivables when we believe the ultimate collection is less than probable. Our provision for uncollectable rents receivable was approximately $1.0 million as of December 31, 2004 and $0.8 million as of December 31, 2003. Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.

     (m) Minority Interests

          Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. An ownership percentage is represented by dividing the number of Common OP Units held by the Common OP Unitholders (6,340,805 and 5,312,387 at December 31, 2004 and 2003, respectively) by OP Units and shares of Common Stock outstanding. Issuance of additional shares of Common Stock or Common OP Units changes the percentage ownership of both the Minority Interests and the Company. Due in part to the exchange rights (which provide for the conversion of Common OP Units into shares of Common Stock on a one-for-one basis), such transactions and the proceeds there from are treated as capital transactions and result in an allocation between stockholders' equity and Minority Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

     (n) Income Taxes

          Due to the structure of the Company as a REIT, the results of operations contain no provision for Federal income taxes. However, the Company may be subject to certain state and local income, excise or franchise taxes. We paid state and local taxes of approximately $88,000, $56,000 and $20,000 during the years ended December 31, 2004, 2003 and 2002, respectively. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. As of December 31, 2004, net investment in real estate and notes receivable had a Federal tax basis of approximately $1,386 million and $13.3 million, respectively.

     (o) Derivative Instruments and Hedging Activities

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

     (p) Reclassifications

          Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 financial presentation. Such reclassifications have no effect on the operations or equity as originally presented.

     (q) Stock Compensation

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

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - EARNINGS PER COMMON SHARE

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

     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands):

                                                                        YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------
                                                                                2003         2002
                                                                     2004    (Restated)   (Restated)
                                                                   -------   ----------   ----------
NUMERATORS:
   INCOME FROM CONTINUING OPERATIONS:
      Income from continuing operations - basic ................   $ 4,032     $15,542      $19,148
      Amounts allocated to dilutive securities .................       936       3,860        4,708
                                                                   -------     -------      -------
      Income from continuing operations - fully diluted ........   $ 4,968     $19,402      $23,856
                                                                   =======     =======      =======
   INCOME FROM DISCONTINUED OPERATIONS:
      Income from discontinued operations - basic ..............   $    (6)    $ 9,590      $12,739
      Amounts allocated to dilutive securities .................        --       2,144        3,078
                                                                   -------     -------      -------
      Income from discontinued operations - fully diluted ......   $    (6)    $11,734      $15,817
                                                                   =======     =======      =======
   NET INCOME AVAILABLE FOR COMMON SHARES:
      Net income available for Common Shares - basic ...........   $ 4,026     $25,132      $31,887
      Amounts allocated to dilutive securities .................       936       6,004        7,786
                                                                   -------     -------      -------
      Net income available for Common Shares - fully diluted       $ 4,962     $31,136      $39,673
                                                                   =======     =======      =======

   DENOMINATOR:
      Weighted average Common Shares
         outstanding - basic ...................................    22,849      22,077       21,617
      Effect of dilutive securities:
      Redemption of Common OP Units for Common Shares ..........     6,067       5,342        5,403
      Employee stock options and restricted shares .............       549         583          612
                                                                   -------     -------      -------
      Weighted average Common Shares
         outstanding - fully diluted ...........................    29,465      28,002       27,632
                                                                   =======     =======      =======

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS

     The following table presents the changes in the Company's outstanding Common Stock for the years ended December 31, 2004, 2003 and 2002 (excluding OP Units of 6,340,805, 5,312,387 and 5,359,927 outstanding at December 31, 2004,
2003 and 2002, respectively):

                                                                     2004         2003         2002
                                                                  ----------   ----------   ----------
Shares outstanding at January 1, ..............................   22,563,348   22,093,240   21,562,343
   Common Stock issued through conversion of OP Units .........       95,769       47,540       66,447
   Common Stock issued through exercise of options ............      196,834      302,526      282,959
   Common Stock issued through stock grants ...................           --       35,000      108,341
   Common Stock issued through Employee Stock Purchase Plan ...       81,241       85,042       73,150
   Common Stock repurchased and retired .......................           --           --           --
                                                                  ----------   ----------   ----------
Shares outstanding at December 31, ............................   22,937,192   22,563,348   22,093,240
                                                                  ==========   ==========   ==========

     As of December 31, 2004 and 2003, the Company's percentage ownership of the Operating Partnership was approximately 78.5% and 80%, respectively. The remaining approximately 21.5% and 20%, respectively, is owned by the Common OP Unitholders.

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

     The following distributions have been declared and paid to common stockholders and Minority Interests since January 1, 2002:

  DISTRIBUTION       FOR THE QUARTER    SHAREHOLDER RECORD
AMOUNT PER SHARE         ENDING                DATE            PAYMENT DATE
----------------   ------------------   ------------------   ----------------
     $0.4750           March 31, 2002       March 29, 2002     April 12, 2002
     $0.4750            June 30, 2002        June 28, 2002      July 12, 2002
     $0.4750       September 30, 2002   September 27, 2002   October 11, 2002
     $0.4750        December 31, 2002    December 27, 2002   January 10, 2003

     $0.4950           March 31, 2003       March 28, 2003     April 11, 2003
     $0.4950            June 30, 2003        June 27, 2003      July 11, 2003
     $0.4950       September 30, 2003   September 26, 2003   October 10, 2003
      $8.00         December 31, 2003      January 8, 2004   January 16, 2004

     $0.0125           March 31, 2004       March 26, 2004      April 9, 2004
     $0.0125            June 30, 2004        June 25, 2004       July 9, 2004
     $0.0125       September 30, 2004   September 24, 2004    October 8, 2004
     $0.0125        December 31, 2004    December 31, 2004   January 14, 2005

     On December 12, 2003, we declared a one-time special distribution of $8.00 per share payable to stockholders of record on January 8, 2004. We used proceeds from the $501 million borrowing in October 2003 to pay the special distribution on January 16, 2004. The special cash dividend was reflected on stockholders' 2004 1099-DIV issued in January 2005.

     In connection with the $501 million borrowing and subsequent special distribution, on February 27, 2004, the Company contributed all of its assets to MHC Trust, a newly formed Maryland real estate investment trust, including the Company's entire partnership interest in Operating Partnership. The Company determined that a taxable transaction in connection with the special distribution to stockholders would be in the Company's best interests. This was accomplished by the contribution of the Company's interest in the Operating Partnership to MHC Trust in exchange for all the common and preferred stock of MHC Trust. Due to the Company's tax basis in its interest in the Operating Partnership, the Company

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS (CONTINUED)

recognized $180 million of taxable income as a result of its contribution, as opposed to a nontaxable reduction of the Company's tax basis in its interest in the Operating Partnership. This restructuring resulted in a step-up in the Company's tax basis in its assets, generating future depreciation deductions, which in turn will reduce the Company's future distribution requirements. The Company intends to continue to qualify as a REIT under the Code, with its assets consisting of interests in MHC Trust. MHC Trust, in turn, intends to also qualify as a real estate investment trust under the Code and will be the general partner of the Operating Partnership. On May 1, 2004, in connection with the restructuring, MHC Trust sold cumulative preferred stock to a limited number of unaffiliated investors.

     The Company adopted, effective July 1, 1997, the 1997 Non-Qualified Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, certain employees and directors of the Company may each annually acquire up to $250,000 of Common Stock of the Company. The aggregate number of shares of Common Stock available under the ESPP shall not exceed 1,000,000, subject to adjustment by the Company's Board of Directors. The Common Stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of Common Stock on the last day of the offering period; and (b) the closing price for a share of Common Stock on the first day of the offering period. Shares of Common Stock issued through the ESPP for the years ended December 31, 2004, 2003 and 2002 were 80,955, 82,943 and 71,107, respectively.

NOTE 6- INVESTMENT IN REAL ESTATE

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, and furniture, fixtures and equipment.

     All acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. We acquired all of these Properties from unaffiliated third parties. During the three years ended December 31, 2004, the Company acquired the following Properties (amounts in millions, except site information):

1)   During the year ended December 31, 2004, we acquired the following
     Properties:

                                                                                       REAL               NET
   CLOSING DATE               PROPERTY                  LOCATION        TOTAL SITES   ESTATE    DEBT    EQUITY
   ------------     ----------------------------   ------------------   -----------   ------   ------   ------
ACQUISITIONS:

January 15, 2004    O'Connell's                    Amboy, IL                  668     $  6.6   $  5.0    $ 1.6
January 30, 2004    Spring Gulch                   New Holland, PA            420        6.4      4.8      1.6
February 3, 2004    Paradise                       Mesa, AZ                   950       25.7     20.0      5.7
February 18, 2004   Twin Lakes                     Chocowinity, NC            400        5.2      3.8      1.4
February 19, 2004   Lakeside                       New Carlisle, IN            95        1.7       --      1.7
February 5, 2004    Diversified Portfolio          Various                  2,567       64.0     41.6     20.9
February 17, 2004   NHC Portfolio (a)              Various                 11,311      235.0    159.0     69.0
May 3, 2004         Viewpoint                      Mesa, AZ                 1,928       81.3     44.0     37.3
May 12, 2004        Cactus Gardens                 Yuma, AZ                   430        7.9      4.9      3.0
May 13, 2004        Monte Vista                    Mesa, AZ                   832       45.8     23.0     22.8
May 14, 2004        GE Portfolio                   Various                  1,155       52.9     37.7     15.2
September 8, 2004   Yukon Trails                   Lyndon Station, WI         214        2.2       --      2.2
November 10, 2004   Thousand Trail Portfolio (b)   Various                 17,911      161.8    120.0     42.2
November 4, 2004    Caledonia                      Caledonia, WI              247        1.5       --      1.5
December 30, 2004   Fremont                        Fremont, WI                325        5.7      4.3      1.4

     a) On February 17, 2004, the Company acquired 93% of PAMI entities' interests in 28 Properties. On July 1, 2004, the Company acquired the remaining minority interest of the PAMI entities for a combination of $1.0 million in cash and common OP units. On December 20, 2004, the Company redeemed the common OP Units for $4.5 million.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENT IN REAL ESTATE (CONTINUED)

     b) On November 10, 2004 the Company provided a long-term lease of the real estate to Thousand Trails, which will continue to operate the Properties for its members. The lease will generate $16 million of income to the Company on an absolute triple net basis subject to annual escalations of 3.25%. The initial term of the lease is 15 years, with two five-year renewal options.

     In connection with the 2004 acquisitions and not reflected in the table above the Company acquired inventory of approximately $1.2 million, other assets of $4.9 million, rents received in advance of approximately $13.6 million and other liabilities of approximately $5.8 million. The Company also issued common OP Units for value of approximately $32.2 million. Additional equity was funded through our line of credit and funds from operations.

     2)   During the year ended December 31, 2003, we acquired the following
          Properties:

                                                               REAL             NET
   CLOSING DATE       PROPERTY      LOCATION    TOTAL SITES   ESTATE   DEBT   EQUITY
   ------------     -----------   -----------   -----------   ------   ----   ------
ACQUISITIONS:

December 3, 2003    Toby's        Arcadia, FL       379        $4.3    $ --    $4.3
December 15, 2003   Araby Acres   Yuma, AZ          337         5.7     3.2     2.5
December 15, 2003   Foothill      Yuma, AZ          180         1.8     1.4     0.4

     The acquisitions were funded with monies held in short-term investments. The acquisitions included the assumption of liabilities of approximately $0.6 million. Also during 2003, we acquired a parcel of land adjacent to one of our Properties for approximately $0.1 million.

     3)   During the year ended December 31, 2002, we acquired the following
          Properties:

                                                                                  REAL              NET
    CLOSING DATE             PROPERTY              LOCATION        TOTAL SITES   ESTATE    DEBT   EQUITY
    ------------       -------------------   -------------------   -----------   ------   -----   ------
ACQUISITIONS:

   March 12, 2002      Mt. Hood Village      Welches, OR               450        $ 7.2   $  --    $ 7.2
   July 10, 2002       Harbor View Village   New Port Richey, FL       471         15.5     8.1      7.4
   July 31, 2002       Golden Sun            Apache Junction, AZ       329          6.3     3.1      3.2
   July 31, 2002       Countryside           Apache Junction, AZ       560          7.5      --      7.5

   July 31, 2002       Holiday Village       Ormond Beach, FL          301         10.4     7.1      3.3
   July 31, 2002       Breezy Hill           Pompano Beach, FL         762         20.5    10.5     10.0
   August 14, 2002     Highland Woods        Pompano Beach, FL         148          3.9     2.5      1.4
   August 7, 2002      Tropic Winds          Harlingen, TX             531          4.9      --      4.9

   October 1, 2002     Silk Oak Lodge        Clearwater, FL            180          6.2     3.9      2.3
   December 18, 2002   Hacienda Village      New Port Richey, FL       519         16.8    10.2      6.6
   December 31, 2002   Glen Ellen            Clearwater, FL            117          2.4     2.5       --

     The acquisitions were funded with borrowings on our Line of Credit and the assumption of $47.9 million of mortgage debt, which includes a $3.0 million discount mark-to-market adjustment. In addition, we purchased adjacent land and land improvements for several Properties for approximately $0.6 million.

     During the three years ended December 31, 2004 the Company disposed of the following Properties. The operating results have been reflected in discontinued operations.

     1) During the year ended December 31, 2004, we sold one Property located in Lake Placid, Florida for a selling price of $3.4 million, with net proceeds of $0.8 million received in July 2004. No gain or loss on disposition was recognized in the period. In addition, we sold approximately 1.4 acres of land in Montana for a gain and net proceeds of $0.6 million.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENT IN REAL ESTATE (CONTINUED)

     2) During the year ended December 31, 2003, we sold the three Properties listed in the table below. Proceeds from the sales were used to repay amounts on the Company's Line of Credit.

                                                     TOTAL    DISPOSITION      GAIN ON
DATE DISPOSED        PROPERTY          LOCATION      SITES       PRICE           SALE
-------------   -----------------   --------------   -----   ------------   ------------
                                                             ($ millions)   ($ millions)
June 6, 2003    Independence Hill   Morgantown, WV    203       $ 3.9           $2.8
June 6, 2003    Brook Gardens       Hamburg, NY       424        17.8            4.1
June 30, 2003   Pheasant Ridge      Mount Airy, MD    101         5.4            3.9

     3) Also during 2002, we effectively sold 17 Properties as part of a restructuring of the College Heights Joint Venture discussed hereinafter. In addition, we sold Camelot Acres, a 319 site Property in Burnsville, Minnesota, for approximately $14.2 million.

     The following table illustrates the effect on net income and earnings per share if the Company had consummated the acquisitions during the year ended December 2004 and 2003 on January 1, 2004 and 2003, respectively (amounts in thousands, except per share data):

Pro Forma Information (unaudited):              FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                         2004       2003
                                                       --------   --------
Property operating revenues .................          $307,477   $297,845
                                                       ========   ========
Income from continuing operations ...........          $  7,088   $ 20,381
                                                       ========   ========
Net income available for Common Shares ......          $  7,114   $ 30,166
                                                       ========   ========
Earnings per Common Share - Basic:
   Income from continuing operations ........          $   0.31   $   0.92
   Net income available for Common Shares....          $   0.31   $   1.36
Earnings per Common Share - Fully Diluted:
   Income from continuing operations ........          $   0.30   $   0.92
   Net income available for Common Shares ...          $   0.30   $   1.34

     We actively seek to acquire additional Properties and currently are engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages which may include contracts outstanding to acquire certain Properties which are subject to satisfactory completion of our due diligence review.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INVESTMENT IN JOINT VENTURES

     On February 3, 2004, the Company invested approximately $29.7 million in preferred equity interests (the "Mezzanine Investment") in six entities controlled by Diversified Investments, Inc. ("Diversified"). These entities own in the aggregate 11 Properties, containing 5,054 sites. Approximately $11.7 million of the Mezzanine Investment accrues at a per annum average rate of 10%, with a minimum per annum pay rate of 6.5%, payable quarterly, and approximately $17.9 million of the Mezzanine Investment accrues at a per annum average rate of 11%, with a minimum pay rate of 7%, payable quarterly. To the extent the minimum pay rates on the respective Mezzanine Investments are not achieved, the accrual rates increase to 12% and 13% per annum, respectively. The Company can acquire these Properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006. In addition, the Company has invested approximately $1.4 million in the Diversified entities managing these 11 Properties, which is included in prepaid expenses and other assets on the Company's Consolidated Balance Sheet as of December 31, 2004.

     During the year ended December 31, 2004, the Company invested approximately $4.1 million with Diversified in 11 separate property-owning entities. The Company can acquire these Properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006.

     The Company recorded approximately $3.7 million, $0.3 million, and $0.2 million of income from joint ventures, net of $1.2 million, $0.8 million and $0.7 million depreciation, in the years ended December 31, 2004, 2003 and 2002, respectively; and received approximately $5.2 million, $0.8 million and $0.6 million in distributions from joint ventures in the years ended December 31, 2004, 2003, and 2002 respectively. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

The following is a summary of the Company's investments in unconsolidated joint ventures:

                                            NUMBER      ECONOMIC     INVESTMENT AS OF   INVESTMENT AS OF
        PROPERTY             LOCATION      OF SITES   INTEREST (A)     DEC. 31, 2004      DEC. 31, 2003
        --------          --------------   --------   ------------   ----------------   ----------------
                                                                      (in thousands)     (in thousands)
Trails West               Tucson, AZ           503         50%            $ 1,731            $ 1,752
Plantation                Calimesa, CA         385         50%              3,032              2,825
Manatee                   Bradenton, FL         --         90%                 --                 45
Home                      Hallandale, FL       136         90%                 --              1,082
Villa del Sol             Sarasota, FL         207         90%                630                654
Voyager                   Tucson, AZ           767         25%              3,010              4,412
Mezzanine Investments     Various            5,054         --              31,207                 --
Indian Wells              Indio, CA            350         30%                271                 --
Diversified Investments   Various            4,443         25%              3,702                 --
                                            ------                        -------            -------
                                            11,845                        $43,583            $10,770
                                            ======                        =======            =======

(a) The percentages shown approximate the Company's economic interest. The Company's legal ownership interest may differ.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - INVESTMENT IN JOINT VENTURES (CONTINUED)

UNCONSOLIDATED REAL ESTATE JOINT VENTURE FINANCIAL INFORMATION

The following tables represent combined summarized financial information of the unconsolidated real estate joint ventures.

     BALANCE SHEETS AS OF DECEMBER 31,

                                      2004             2003
                                 --------------   --------------
                                 (in thousands)   (in thousands)
ASSETS
   Real estate, net                 $183,480          $49,899
   Other assets                       22,646            4,723
                                    --------          -------
TOTAL ASSETS                         206,126           54,622
                                    ========          =======
LIABILITIES
   Mortgage debt & other loans      $152,682           39,253
   Other liabilities                  13,485            8,393
   Partner's equity                   39,959            6,976
                                    --------          -------
TOTAL LIABILITIES AND EQUITY         206,126           54,622
                                    ========          =======

STATEMENT OF OPERATIONS

               FOR THE YEARS ENDED DECEMBER 31,
------------------------------------------------------------
                                   2004             2003
                              --------------   --------------
                              (in thousands)   (in thousands)
Rentals                          $ 27,941          $ 9,632
Other Income                        5,390            2,241
                                 --------          -------
TOTAL REVENUES                     33,331           11,873

EXPENSES

Operating expenses               $ 16,454          $ 6,709
Interest                            7,558            2,852
Other Income & Expenses             2,672              203
Depreciation & Amortization        10,165              676
                                 --------          -------
TOTAL EXPENSES                     36,849           10,440
                                 --------          -------

                                 --------          -------
NET (LOSS) INCOME                ($ 3,518)         $ 1,433
                                 ========          =======

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - NOTES RECEIVABLE

     At December 31, 2004 and 2003, the Company had approximately $13.3 million and $11.6 million in notes receivable, respectively. On December 28, 2000, the Company, in connection with the Voyager Joint Venture, entered into an agreement to loan $3.0 million to certain principals of Meadows Management Company. The notes are collateralized with a combination of Common OP Units and partnership interests in this and other joint ventures. The notes bear interest at prime plus 0.5% per annum, require quarterly interest only payments and mature on December 31, 2011. The outstanding balance on these notes as of December 31, 2004 is $0.4 million.

     The Company has approximately $12.9 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.0%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties.

NOTE 9 - EMPLOYEE NOTES RECEIVABLE

     As of December 31, 2004 and 2003, the Company had employee notes receivable of $0 million. During 2003, approximately $2.7 million of notes receivable were repaid. These notes were collateralized by shares of the Company's Common Stock and are presented as a reduction of Stockholders' Equity.

NOTE 10 - LONG-TERM BORROWINGS

     As of December 31, 2004 and December 31, 2003, the Company had outstanding mortgage indebtedness of approximately $1,417 million and $1,076 million, respectively, encumbering 165 and 114 of the Company's Properties, respectively. As of December 31, 2004 and December 31, 2003, the carrying value of such Properties was approximately $1,653 million and $1,124 million, respectively.

MORTGAGE DEBT OUTSTANDING

     - Approximately $499.2 million of mortgage debt (the Recap) consisting of 49 loans collateralized by 51 Properties beneficially owned by separate legal entities that are Subsidiaries of the Company, which we closed on October 17, 2003. Of this Mortgage Debt, $166.1 million bears interest at 5.35% per annum and matures November 1, 2008; $80.6 million bears interest at 5.72% per annum and matures November 1, 2010; $79.1 million bears interest at 6.02% per annum and matures November 1, 2013; and $173.4 million bears interest at 6.33% per annum and matures November 1, 2015. The Mortgage Debt amortizes over 30 years.

     - A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 28 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and bears interest at 7.015% per annum. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is presented net of a settled hedge of $3.0 million (net of accumulated amortization of $466,969), which is being amortized into interest expense over the life of the loan.

     - A $90.5 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

     - A $48.4 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owned by MHC Stagecoach L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures September 1, 2011.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - LONG-TERM BORROWINGS (CONTINUED)

     - A $43.7 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC Bay Indies, L.L.C. The Bay Indies Mortgage bears interest at a rate of 5.69% per annum, amortizes beginning April 17, 2003 over 25 years and matures May 1, 2013.

     - A $15.2 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010

     - Approximately $457.9 million of mortgage debt on 71 other Properties, which was recorded at fair market value with the related discount or premium being amortized over the life of the loan using the effective interest rate method. Scheduled maturities for the outstanding indebtedness are at various dates through November 1, 2027, and fixed interest rates range from 5.16% to 8.55% per annum. Included in this debt, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997. Approximately $157 million of debt was assumed in the acquisition of 28 Properties during the twelve months ended December 31, 2004.

UNSECURED TERM LOAN OUTSTANDING

     - The Company entered into a Term Loan agreement, pursuant to which it borrowed $120 million, on an unsecured basis, at LIBOR plus 1.75% per annum. The loan will be due and payable on November 10, 2007, unless this initial maturity date is extended by the borrower for an additional two years upon satisfaction of certain conditions. Proceeds from this debt were used to acquire KTTI Holding Company, Inc. as part of the Thousand Trails transaction.

UNSECURED LINES OF CREDIT OUTSTANDING

     - The Company entered into a $110 million facility with a group of banks in December 2003, bearing interest at LIBOR plus 1.65% per annum that matures on August 9, 2006, which can be extended for an additional year to 2007. As of December 31, 2004, $35.7 million was available under this facility.

     - The Company entered into a $50 million facility with Wells Fargo Bank in May 2004, bearing interest at LIBOR plus 1.65% per annum that matures on May 4, 2006, which can be extended for an additional year to 2007. As of December 31, 2004, $8.5 million was available under this facility.

     In December 2004, we fixed $180 million of this floating rate debt for 1 year with a weighted average rate of 4.7% per annum.

     Aggregate payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):

                 YEAR                      AMOUNT
--------------------------------------   ----------
                 2005                    $   18,742
                 2006                       169,770
                 2007                       432,350
                 2008                       203,903
                 2009                        70,558
              Thereafter                    748,349
Net unamortized premiums and discounts        9,379
                                         ----------
                 Total                   $1,653,051
                                         ==========

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LEASE AGREEMENTS

     The leases entered into between the customer and the Company for the rental of a site are generally month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Non-cancelable long-term leases are in effect at certain sites within approximately 37 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain floors and ceilings. Additionally, periodic market rate adjustments are made as deemed appropriate. Future minimum rents are scheduled to be received under non-cancelable tenant leases at December 31, 2004 as follows (amounts in thousands):

   YEAR       AMOUNT
   ----      --------
   2005      $ 50,916
   2006        52,062
   2007        43,537
   2008        31,983
   2009        19,106
Thereafter     44,149
             --------
   Total     $241,753
             ========

NOTE 12 - GROUND LEASES

     The Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2032 with terms which require 12 equal payments per year plus additional rents calculated as a percentage of gross revenues. For the years ended December 31, 2004, 2003 and 2002, ground lease rent was approximately $1.6 million per year. Minimum future rental payments under the ground leases are approximately $1.6 million for each of the next five years and approximately $23.5 million thereafter.

NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

     Equity Group Investments, Inc. ("EGI"), an entity controlled by Mr. Samuel Zell, Chairman of the Company's Board of Directors, and certain of its affiliates have provided services such as administrative support and investor relations. Fees paid to EGI and its affiliates amounted to approximately $0, $300 and $1,000 for the years ended December 31, 2004, 2003 and 2002, respectively. There were no significant amounts due to these affiliates as of December 31, 2004 and 2003, respectively.

     Certain related entities, affiliated with Mr. Zell, have provided services to the Company. These entities include, but are not limited to, The Riverside Agency, Inc. which provided insurance brokerage services and Two North Riverside Plaza Joint Venture Limited Partnership from which the Company leases office space. Fees paid to these entities amounted to approximately $412,000, $404,000 and $645,000 for the years December 31, 2004, 2003 and 2002, respectively. Amounts due to these entities were approximately $0 and $32,000 as of December 31, 2004 and 2003, respectively. During 2003, we paid $25,000 to J. Green & Co., L.L.C. for services provided by Mr. Berman, the Company's current Chief Financial Officer, prior to his employment by the Company.

     Related party agreements or fee arrangements are generally for a term of one year and approved by independent members of the Company's Board of Directors.

NOTE 14 - STOCK OPTION PLAN AND STOCK GRANTS

     The Company's Stock Option and Stock Award Plan (the "Plan") was adopted in December 1992 and amended and restated from time to time, most recently effective March 23, 2001. Pursuant to the Plan, officers, directors, employees and consultants of the Company are offered the opportunity (i) to acquire shares of Common Stock through the grant of stock options ("Options"), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Internal Revenue Code; and (ii) to be awarded shares of Common Stock ("Restricted Stock Grants"), subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of the Company's Board of Directors (the "Compensation Committee"). The Compensation Committee will determine the

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCK OPTION PLAN AND STOCK GRANTS (CONTINUED)

vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 2004 to officers, employees and consultants, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. A maximum of 6,000,000 shares of Common Stock are available for grant under the Plan and no more than 250,000 shares may be subject to grants to any one individual in any calendar year.

     Grants under the Plan are made by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award. In addition, the terms of two specific types of awards are contemplated under the Plan:

     - The first type of award is a grant of Options or Restricted Stock Grants of Common Stock made to each member of the Board at the meeting held immediately after each annual meeting of the Company's stockholders. Generally, if the director elects to receive Options, the grant will cover 10,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant. If the director elects to receive a Restricted Stock Grant of Common Stock, he or she will receive an award of 2,000 shares of Common Stock. Exercisability or vesting with respect to either type of award will be with respect to one-third of the award after six months, two-thirds of the award after one year, and the full award after two years.

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

                                                            2003         2002
                                                 2004    (Restated)   (Restated)
                                               -------   ----------   ----------
Net income available for Common Shares
   as reported .............................   $ 4,026    $25,132      $31,887
Add: Stock-based compensation expense
   included in net income as reported ......     2,899      2,139        2,185
Deduct: Stock-based compensation
   expense determined under the fair
   value based method for all awards .......    (2,899)    (2,139)      (2,086)
                                               -------    -------      -------
Pro forma net income available for
   Common Shares ...........................   $ 4,026    $25,132      $31,986
                                               =======    =======      =======
Pro forma net income per Common Share
   - Basic .................................   $  0.18    $  1.14      $  1.48
                                               =======    =======      =======
Pro forma net income per Common Share
   - Fully Diluted .........................   $  0.17    $  1.11      $  1.44
                                               =======    =======      =======

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14- STOCK OPTION PLAN AND STOCK GRANTS (CONTINUED)

     Restricted Stock Grants

     In 2002, the Company awarded Restricted Stock Grants for 69,750 shares of Common Stock to certain members of senior management of the Company. These Restricted Stock Grants vest over three years, but may be restricted for a period of up to ten years depending upon certain performance benchmarks tied to increases in funds from operations being met. The fair market value of these Restricted Stock Grants of approximately $2.2 million as of the date of grant was treated in 2002 as deferred compensation and amortized in accordance with their vesting.

     In 2004, the Company awarded Restricted Stock Grants for 135,000 shares of Common Stock to certain members of senior management of the Company. These Restricted Stock Grants vest over three years, but may be restricted for a period of up to ten years depending upon certain performance benchmarks tied to increases in funds from operations being met. The fair market value of these Restricted Stock Grants was approximately $5.0 million as of the date of grant and is recorded as compensation expense and paid in capital over the three year vesting period.

     In 2004, 2003 and 2002, the Company awarded Restricted Stock Grants for 40,000, 35,000 and 16,000 shares of Common Stock, respectively, to directors with a fair market value of approximately $1,386,000, $733,000 and $376,000 in 2004, 2003 and 2002, respectively.

     The Company recognized compensation expense of approximately $2.7, $1.8 and $1.5 million related to Restricted Stock Grants in 2004, 2003 and 2002 respectively. The balance of unamortized deferred compensation as of December 31, 2004 and 2003 was approximately $0.2 and $0.5 million, respectively.

     Stock Options

     The fair value of each grant is estimated on the grant date using the Black-Scholes model. The following table includes the assumptions that were made and the estimated fair values:

ASSUMPTION                                       2004       2003        2002
----------                                    ---------   --------   ----------
                                                                     (pro forma)
Dividend yield ............................         5.9%       5.6%        6.3%
Risk-free interest rate ...................         4.7%       3.5%        3.5%
Expected life .............................    10 years    5 years     5 years
Expected volatility .......................          16%        14%         19%
                                              ---------   --------    --------
Estimated Fair Value of Options Granted ...   $  57,000   $ 40,600    $ 37,432

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCK OPTION PLAN AND STOCK GRANTS (CONTINUED)

     In January 2004, approximately 1.2 million options were repriced in connection with the special dividend paid on January 16, 2004 (see Note 5). A summary of the Company's stock option activity, and related information for the years ended December 31, 2004, 2003 and 2002 follows:

                                                 WEIGHTED AVERAGE
                               SHARES SUBJECT   EXERCISE PRICE PER
                                 TO OPTIONS            SHARE
                               --------------   ------------------
Balance at December 31, 2001      1,828,348           23.44
   Options granted                   20,000           33.55
   Options exercised               (282,959)          20.48
   Options canceled                 (49,492)          24.94
                                 ----------
Balance at December 31, 2002      1,515,897           24.08
   Options granted                   20,000           32.67
   Options exercised               (302,526)          21.06
   Options canceled                  (9,437)          25.60
                                 ----------
Balance at December 31, 2003      1,223,934           24.95
   Options granted                1,212,367           17.28
   Options exercised               (195,737)          15.47
   Options canceled              (1,194,568)          25.04
                                 ----------
Balance at December 31, 2004      1,045,996           17.74
                                 ==========

The following table summarizes information regarding Options outstanding at December 31, 2004:

                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                    ----------------------------------------------   --------------------------
                                   WEIGHTED
                                    AVERAGE
                                  OUTSTANDING                                       WEIGHTED
RANGE OF EXERCISE                 CONTRACTUAL     WEIGHTED AVERAGE                  AVERAGE
     PRICES          OPTIONS    LIFE (IN YEARS)    EXERCISE PRICE     OPTIONS    EXERCISE PRICE
-----------------   ---------   ---------------   ----------------   ---------   --------------
$7.62 to $14.00       169,467         1.6              $11.88          169,467       $11.88
$15.69 to $18.99      680,475         4.4              $17.38          680,475       $17.38
$22.65 to $31.53      196,054         7.4              $24.06          176,052       $23.47
                    ---------         ---              ------        ---------       ------
                    1,045,996         4.5              $17.74        1,025,994       $17.51
                    =========         ===              ======        =========       ======

     As of December 31, 2004, 2003 and 2002, 1,942,025 shares, 2,119,152 shares, and 2,166,686 shares remained available for grant, respectively; of these 861,525 shares, 1,038,853 shares, and 1,073,853 shares, respectively, remained available for Restricted Stock Grants.

NOTE 15 - PREFERRED STOCK

     The Company's Board of Directors is authorized under the Company's charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $.01 par value preferred stock (the "Preferred Stock"), with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company's Common Stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of The New York Stock Exchange. As of December 31, 2004 and 2003, no Preferred Stock was issued by the Company.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant's vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company's contribution to the 401(k) Plan was approximately $545,271, $240,000, and $248,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

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

NOTE 17 - COMMITMENTS AND CONTINGENCIES

DEANZA SANTA CRUZ

     The customers of DeAnza Santa Cruz Mobile Estates, a Property located in Santa Cruz, California, brought several actions opposing fees and charges in connection with water service at the Property. As a result of one action, the Company rebated approximately $36,000 to the customers. The DeAnza Santa Cruz Homeowners Association ("HOA") then proceeded to a jury trial alleging these "overcharges" entitled them to an award of punitive damages. In January 1999, a jury awarded the HOA $6.0 million in punitive damages. On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgment interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the California Mobilehome Residency Law ("MRL"). The decision of the appellate court left the HOA, the plaintiff in this matter, with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. In order to resolve this matter, the Company accrued for and agreed to pay $201,000 to the HOA. This payment resolved the punitive damages claim. The HOA's attorney made a motion asking for an award of attorneys' fees and costs in the amount of approximately $1.5 million as a result of this resolution of the litigation. On April 2, 2003 the court awarded attorney's fees to the HOA's attorney in the amount of $593,000 and court costs of approximately $20,000. The Company appealed this award. On July 13, 2004, the California Court of Appeal affirmed the award of attorney's fees in favor of the HOA's attorney.

OTHER CALIFORNIA RENT CONTROL LITIGATION

     As part of the Company's effort to realize the value of its Properties subject to rent control, the Company has initiated lawsuits against several municipalities in California. The Company's goal is to achieve a level of regulatory fairness in California's rent control jurisdictions, and in particular those jurisdictions that prohibit increasing rents to market upon turnover. This regulatory feature, called vacancy control, allows tenants to sell their homes for a premium representing the value of the future discounted rent-controlled rents. In the Company's view, such regulation results in a transfer of the value of the Company's stockholders' land, which would otherwise be reflected in market rents, to tenants upon the sales of their

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

homes in the form of an inflated purchase price that cannot be attributed to the value of the home being sold. As a result, in the Company's view, the Company loses the value of its asset and the selling tenant leaves the Property with a windfall premium. The Company has discovered through the litigation process that certain municipalities considered condemning the Company's Properties at values well below the value of the underlying land. In the Company's view, a failure to articulate market rents for sites governed by restrictive rent control would put the Company at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, could represent substantial lost value to stockholders. The Company is cognizant of the need for affordable housing in the jurisdictions, but asserts that restrictive rent regulation with vacancy control does not promote this purpose because the benefits of such regulation are fully capitalized into the prices of the homes sold. The Company estimates that the annual rent subsidy to tenants in these jurisdictions is approximately $15 million. In a more well balanced regulatory environment, the Company would receive market rents that would eliminate the subsidy and homes would trade at or near their intrinsic value.

     In connection with such efforts, the Company announced it has entered into a settlement agreement with the City of Santa Cruz, California and that, pursuant to the settlement agreement, the City amended its rent control ordinance to exempt the Company's Property from rent control as long as the Company offers a long term lease which gives the Company the ability to increase rents to market upon turnover and bases annual rent increases on the CPI. The settlement agreement benefits the Company's stockholders by allowing them to receive the value of their investment in this Property through vacancy decontrol while preserving annual CPI based rent increases in this age restricted Property.

     The Company has filed two lawsuits in Federal court against the City of San Rafael, challenging its rent control ordinance on constitutional grounds. The Company believes that one of those lawsuits was settled by the City agreeing to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court initially found the settlement agreement was binding on the City, but then reconsidered and determined to submit the claim of breach of the settlement agreement to a jury. In October 2002, the first case against the City went to trial, based on both breach of the settlement agreement and the constitutional claims. A jury found no breach of the settlement agreement; the Company then filed motions asking the Court to rule in its favor on that claim, notwithstanding the jury verdict. The Court has postponed decision on those motions and on the constitutional claims, pending a ruling on some property rights issues by the United States Supreme Court. In the event that the Court does not rule in favor of the Company on either the settlement agreement or the constitutional claims, then the Company has pending claims seeking a declaration that it can close the Property and convert it to another use.

     The Company's efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin ("CMHOA"), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believes had been agreed to by the CMHOA in a settlement agreement. On May 23, 2004, the California Court of Appeal affirmed the trial court's order dismissing the Company's claims against the City of San Rafael. The trial court has set a trial date in the second quarter of 2005 on the CMHOA's remaining claims for damages. The Company intends to vigorously defend this matter. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

     Similarly, in June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the "prior ordinance"). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinances and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The court of appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively. On remand the trial court is directed to decide the issue of damages to the Company which the Company believes is consistent with the Company receiving the economic benefit of invalidating one of the ordinances and also consistent with the Company's position that it is entitled to market rent and not merely a higher amount of regulated rent. The Company will petition the Supreme Court of California for review of certain aspects of this decision. The Company intends to vigorously defend the two new lawsuits. In addition, the Company has sued the City of Santee in Federal court alleging all three of the ordinances are unconstitutional under the Fifth Amendment to the United States Constitution because they fail to substantially advance a legitimate state interest. Thus, it is the Company's position that the ordinances are subject to invalidation as a matter of law in the Federal court action. Separately, the Federal District Court granted the City's Motion for Summary Judgment in the Company's Federal Court lawsuit. This decision was based not on the merits, but on procedural grounds, including that the Company's claims were moot given its success in the state court case. The Company intends to appeal this ruling and believes the outcome will be affected by the cases currently before the Ninth Circuit and United States Supreme Court.

     Moreover, in July 2004, the Ninth Circuit Court of Appeal decided the case of Cashman v. City of Cotati, a Property owner's challenge to the City's rent control ordinance, and stated that a rent control ordinance that does not on its face provide for a mechanism to prevent the capture of a premium is unconstitutional, as a matter of law, absent sufficient externalities rendering a premium unavailable. This reasoning supports the legal position the Company has put forth in its opposition to rent control in general and vacancy control in particular. The City of Cotati has petitioned the Ninth Circuit for rehearing and that petition is pending. In addition, in October 2004, the United States Supreme Court granted certiorari in State of Hawaii vs. Chevron USA, Inc., a Ninth Circuit Court of Appeal case that upholds the standard that a regulation must substantially advance a legitimate state purpose in order to be constitutionally viable. The case was argued before the United States Supreme Court on February 22, 2005. The ultimate outcome of these cases will guide the Company's continued efforts to realize the value of its Properties which are subject to rent control and the Company's efforts to achieve a level of regulatory fairness in rent control jurisdictions.

OTHER

     The Company is involved in various other legal proceedings arising in the ordinary course of business. Additionally, in the ordinary course of business, the Company's operations are subject to audit by various taxing authorities. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company. In addition, to the extent any such proceedings or audits relate to newly acquired Properties, the Company considers any potential indemnification obligations of sellers in favor of the Company.

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is unaudited quarterly data for 2004 and 2003 (amounts in thousands, except for per share amounts):

                                                               FIRST       SECOND        THIRD       FOURTH
                                                              QUARTER      QUARTER      QUARTER      QUARTER
                           2004                                3/31         6/30         9/30         12/31
                           ----                             ----------   ----------   ----------   ----------
                                                            (Restated)   (Restated)   (Restated)   (Restated)
Total revenues (a).......................................     $80,320      $86,844      $89,425      $96,378
Income from continuing operations (a)....................     $ 4,495      $   481      $  (864)     $   (80)
Income from discontinued operations (a)..................     $    15      $   (21)     $    --      $    --
Net income (loss) available to common stockholders.......     $ 4,510      $   460      $  (864)     $   (80)

Weighted average Common Shares outstanding - Basic.......      22,674       22,737       22,829       22,906
Weighted average Common Shares outstanding - Diluted.....      27,986       28,655       29,335       29,360

Net income (loss) per Common Share outstanding - Basic...     $  0.20      $  0.02      $ (0.04)     $ (0.00)
Net income (loss) per Common Share outstanding -
   Diluted...............................................     $  0.19      $  0.02      $ (0.04)     $ (0.00)

(a) Amounts may differ from previously disclosed amounts due to reclassification of discontinued operations.

                                                               FIRST       SECOND        THIRD       FOURTH
                                                              QUARTER      QUARTER      QUARTER      QUARTER
                           2003                                3/31         6/30         9/30         12/31
                           ----                             ----------   ----------   ----------   ----------
                                                            (Restated)   (Restated)   (Restated)   (Restated)
Total revenues (a).......................................     $64,569      $66,760      $68,760      $71,066
Income from continuing operations (a)....................     $ 6,969      $ 4,709      $ 4,578      $  (714)
Income from discontinued operations (a)..................     $   294      $ 9,288      $     8      $    --
Net income (loss) available to common stockholders.......     $ 7,263      $13,997      $ 4,586      $  (714)

Weighted average Common Shares outstanding - Basic.......      21,918       22,027       22,114       22,247
Weighted average Common Shares outstanding - Diluted.....      27,276       27,371       27,458       27,568

Net income (loss) per Common Share outstanding - Basic...     $  0.33      $  0.64      $  0.21      $ (0.03)
Net income (loss) per Common Share outstanding -
    Diluted..............................................     $  0.32      $  0.62      $  0.20      $ (0.03)

(a) Amounts may differ from previously disclosed amounts due to reclassification of discontinued operations.

                                   SCHEDULE II
                        EQUITY LIFESTYLE PROPERTIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 2004

                                                               ADDITIONS
                                                        -----------------------
                                           BALANCE AT                CHARGED TO                   BALANCE AT
                                            BEGINNING   CHARGED TO      OTHER                       END OF
                                            OF PERIOD     INCOME     ACCOUNTS     DEDUCTIONS(1)     PERIOD
                                           ----------   ----------   ----------   -------------   ----------
For the year ended December 31, 2002:
   Allowance for doubtful accounts......    $300,000    $  940,565   $      --      ($540,565)    $  700,000

For the year ended December 31, 2003:
   Allowance for doubtful accounts......    $700,000    $  820,822   $      --      ($693,822)    $  827,000

For the year ended December 31, 2004:
   Allowance for doubtful accounts......    $827,000    $1,182,000   ($145,000)     ($834,000)    $1,030,000

(1)  Deductions represent tenant receivables deemed uncollectible.

                                  SCHEDULE III
                        EQUITY LIFESTYLE PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                                                                Costs
                                                                                             Capitalized
                                                                                             Subsequent to
                                                                      Initial Cost to        Acquisition
                                                                         Company            (Improvements)
                                                                   --------------------   ------------------
                                                                            Depreciable          Depreciable
        Real Estate                Location         Encumbrances    Land      Property    Land     Property
        -----------          --------------------   ------------   ------   -----------   ----   -----------
Apollo Village               Phoenix         AZ         3,997         932      3,219         0        578
Araby Acres                  Yuma            AZ         3,222       1,440      4,345         0         12
The Highlands at Brentwood   Mesa            AZ        10,910       1,997      6,024         0        738
Cactus Gardens               Yuma            AZ         4,849       1,992      5,984         0         12
Carefree Manor               Phoenix         AZ         3,394         706      3,040         0        222
Casa del Sol #1              Peoria          AZ        10,629       2,215      6,467         0      1,235
Casa del Sol #2              Glendale        AZ         9,983       2,103      6,283         0        928
Casa del Sol #3              Glendale        AZ        11,015       2,450      7,452         0        375
Central Park                 Phoenix         AZ         5,103       1,612      3,784         0        641
Countryside                  Phoenix         AZ         3,737       2,056      6,241         0        206
Desert Paradise              Yuma            AZ         1,452         666      2,011         0          4
Desert Skies                 Phoenix         AZ         5,046         792      3,126         0        296
Fairview Manor               Tucson          AZ         5,048       1,674      4,708         0      1,113
Foothill                     Yuma            AZ         1,350         459      1,402         0         16
Golden Sun                   Scottsdale      AZ         2,976       1,678      5,049         0         48
Hacienda De Valencia         Mesa            AZ         6,063         833      2,701         0      2,123
Monte Vista                  Mesa            AZ        22,844      11,402     34,355         0        157
Palm Shadows                 Glendale        AZ         8,471       1,400      4,218         0        391
Paradise                     Sun City        AZ        19,813       6,414     19,263         0         56
Sedona Shadows               Sedona          AZ         2,465       1,096      3,431         0        538
Suni Sands                   Yuma            AZ         3,172       1,249      3,759         0          7
Sunrise Heights              Phoenix         AZ         5,636       1,000      3,016         0        413
The Mark                     Mesa            AZ         8,826       1,354      4,660         6        846
The Meadows                  Tempe           AZ        12,436       2,613      7,887         0      1,103
Viewpoint                    Mesa            AZ        43,703      24,890     56,340         0         99
Whispering Palms             Phoenix         AZ         3,219         670      2,141         0        182
California Hawaiian          San Jose        CA        26,968       5,825     17,755         0      1,581
Colony Park                  Ceres           CA         5,826         890      2,837         0        319
Concord Cascade              Pacheco         CA         5,411         985      3,016         0      1,047
Contempo Marin               San Rafael      CA        25,233       4,787     16,379         0      2,376
Coralwood                    Modesto         CA         6,200           0      5,047         0        276
Date Palm Country Club       Cathedral City  CA        15,194       4,138     14,064       -23      3,416
Date Palm                    Cathedral City  CA             0           0        216         0         47
Four Seasons                 Fresno          CA             0         756      2,348         0        245
Laguna Lake                  San Luis Obispo CA         4,916       2,845      6,520         0        252



                                                             Gross Amount Carried
                                                                 at Close of
                                                               Period 12/31/04
                                                   -------------------------------------
                                                                 Depreciable                Accumulated     Date of
        Real Estate                Location              Land      Property        Total   Depreciation   Acquisition
        -----------          --------------------       ------   -----------      ------   ------------   -----------
Apollo Village               Phoenix         AZ            932       3,797         4,729      (1,302)         1994
Araby Acres                  Yuma            AZ          1,440       4,357         5,797        (158)         2003
The Highlands at Brentwood   Mesa            AZ          1,997       6,762         8,759      (2,566)         1993
Cactus Gardens               Yuma            AZ          1,992       5,996         7,988        (102)         2004
Carefree Manor               Phoenix         AZ            706       3,262         3,968        (803)         1998
Casa del Sol #1              Peoria          AZ          2,215       7,702         9,917      (1,587)         1996
Casa del Sol #2              Glendale        AZ          2,103       7,211         9,314      (1,458)         1996
Casa del Sol #3              Glendale        AZ          2,450       7,827        10,277      (1,722)         1998
Central Park                 Phoenix         AZ          1,612       4,425         6,037      (2,947)         1983
Countryside                  Phoenix         AZ          2,056       6,447         8,503        (510)         2002
Desert Paradise              Yuma            AZ            666       2,015         2,681         (63)         2004
Desert Skies                 Phoenix         AZ            792       3,422         4,214        (809)         1998
Fairview Manor               Tucson          AZ          1,674       5,821         7,495      (1,352)         1998
Foothill                     Yuma            AZ            459       1,418         1,877         (52)         2003
Golden Sun                   Scottsdale      AZ          1,678       5,097         6,775        (407)         2002
Hacienda De Valencia         Mesa            AZ            833       4,824         5,657      (2,475)         1984
Monte Vista                  Mesa            AZ         11,402      34,512        45,914        (766)         2004
Palm Shadows                 Glendale        AZ          1,400       4,609         6,009      (1,837)         1993
Paradise                     Sun City        AZ          6,414      19,319        25,733        (592)         2004
Sedona Shadows               Sedona          AZ          1,096       3,969         5,065        (979)         1997
Suni Sands                   Yuma            AZ          1,249       3,766         5,015        (116)         2004
Sunrise Heights              Phoenix         AZ          1,000       3,429         4,429      (1,227)         1994
The Mark                     Mesa            AZ          1,360       5,506         6,866      (1,892)         1994
The Meadows                  Tempe           AZ          2,613       8,990        11,603      (3,091)         1994
Viewpoint                    Mesa            AZ         24,890      56,439        81,329      (1,096)         2004
Whispering Palms             Phoenix         AZ            670       2,323         2,993        (580)         1998
California Hawaiian          San Jose        CA          5,825      19,336        25,161      (4,884)         1997
Colony Park                  Ceres           CA            890       3,156         4,046        (899)         1998
Concord Cascade              Pacheco         CA            985       4,063         5,048      (2,467)         1983
Contempo Marin               San Rafael      CA          4,787      18,755        23,542      (6,419)         1994
Coralwood                    Modesto         CA              0       5,323         5,323      (1,350)         1997
Date Palm Country Club       Cathedral City  CA          4,115      17,480        21,595      (5,722)         1994
Date Palm                    Cathedral City  CA              0         263           263        (100)         1994
Four Seasons                 Fresno          CA            756       2,593         3,349        (665)         1997
Laguna Lake                  San Luis Obispo CA          2,845       6,772         9,617      (1,693)         1998

                                  SCHEDULE III
                        EQUITY LIFESTYLE PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                                                       Costs Capitalized
                                                                                         Subsequent to
                                                                  Initial Cost to         Acquisition
                                                                      Company            (Improvements)
                                                                -------------------   -------------------
                                                                        Depreciable           Depreciable
       Real Estate              Location       Encumbrances    Land     Property     Land     Property
------------------------   -----------------   ------------   -----   ------------- -----   -------------
Lamplighter                Spring Valley  CA       3,761        633       2,201         0        675
Las Palmas                 Rialto         CA       3,807      1,295       3,866         0         20
Meadowbrook                Santee         CA           0      4,345      12,528         0      1,522
Monte del Lago             Castroville    CA       7,673      3,150       9,469         0      1,464
Quail Meadows              Riverbank      CA       5,280      1,155       3,469         0        293
Nicholson Plaza            San Jose       CA           0          0       4,512         0         72
Pacific Dunes Ranch        California     CA       6,025      1,940       5,632         0         27
                           Central Coast
Parque La Quinta           Rialto         CA       5,105      1,799       5,450         0        -45
Rancho Mesa                El Cajon       CA       9,600      2,130       6,389         0        249
Rancho Valley              El Cajon       CA       3,624        685       1,902         0        794
Royal Holiday              Hemet          CA           0        778       2,643         0        374
Royal Oaks                 Visalia        CA           0        602       1,921         0        281
DeAnza Santa Cruz          Santa Cruz     CA       6,871      2,103       7,201         0        317
Santiago Estates           Sylmar         CA      16,205      3,562      10,767         0        769
Sea Oaks                   Los Osos       CA           0        871       2,703         0        267
Sunshadow                  San Jose       CA           0          0       5,707         0        137
Tahoe Valley Campground    Lake Tahoe     CA       2,246      1,357       4,071         0         12
Village of Four Seasons    San Jose       CA      15,332      5,229      15,714         0         18
Westwinds (4 properties)   San Jose       CA           0          0      17,616         0      5,116
Bear Creek                 Sheridan       CO       4,880      1,100       3,359         0        248
Cimarron                   Broomfield     CO       4,541        863       2,790         0        584
Golden Terrace             Golden         CO       4,246        826       2,415         0        720
Golden Terrace South       Golden         CO       2,400        750       2,265         0        617
Golden Terrace West        Golden         CO       8,328      1,694       5,065         0      1,011
Hillcrest Village          Aurora         CO      10,504      1,912       5,202       289      2,397
Holiday Hills              Denver         CO      14,746      2,159       7,780         0      3,819
Holiday Village CO         Co. Springs    CO       3,471        567       1,759         0        912
Pueblo Grande              Pueblo         CO       1,867        241       1,069         0        432
Woodland Hills             Denver         CO       7,390      1,928       4,408         0      2,407
Aspen Meadows              Rehoboth Beach DE       5,620      1,148       3,460         0        338
Camelot Meadows            Rehoboth Beach DE       7,304        527       2,058     1,251      3,719
Mariners Cove              Millsboro      DE      16,452        990       2,971         0      3,909
McNicol                    Rehoboth Beach DE       2,710        563       1,710         0         72
Sweetbriar                 Rehoboth Beach DE       3,040        498       1,527         0        377
Waterford Estates          Bear           DE      30,954      5,250      16,202         0        614
Whispering Pines           Lewes          DE       9,871      1,536       4,609         0      1,005

                                                   Gross Amount Carried
                                                        at Close of
                                                      Period 12/31/04
                                               ----------------------------
                                                       Depreciable             Accumulated     Date of
       Real Estate              Location        Land     Property     Total   Depreciation   Acquisition
------------------------   -----------------   -----   -----------   ------   ------------   -----------
Lamplighter                Spring Valley  CA     633       2,876      3,509      (1,853)         1983
Las Palmas                 Rialto         CA               3,886      5,181         (76)         2004
Meadowbrook                Santee         CA   4,345      14,050     18,395      (3,073)         1998
Monte del Lago             Castroville    CA   3,150      10,933     14,083      (2,612)         1997
Quail Meadows              Riverbank      CA   1,155       3,762      4,917        (844)         1998
Nicholson Plaza            San Jose       CA       0       4,584      4,584      (1,126)         1997
Pacific Dunes Ranch        California     CA   1,940       5,659      7,599        (178)         2004
                           Central Coast
Parque La Quinta           Rialto         CA   1,799       5,405      7,204        (197)         2004
Rancho Mesa                El Cajon       CA   2,130       6,638      8,768      (1,453)         1998
Rancho Valley              El Cajon       CA     685       2,696      3,381      (1,633)         1983
Royal Holiday              Hemet          CA     778       3,017      3,795        (606)         1998
Royal Oaks                 Visalia        CA     602       2,202      2,804        (554)         1997
DeAnza Santa Cruz          Santa Cruz     CA   2,103       7,518     15,012      (2,553)         1994
Santiago Estates           Sylmar         CA   3,562      11,536     15,098      (2,710)         1998
Sea Oaks                   Los Osos       CA     871       2,970      3,841        (720)         1997
Sunshadow                  San Jose       CA       0       5,844      5,844      (1,464)         1997
Tahoe Valley Campground    Lake Tahoe     CA   1,357       4,083      5,440        (124)         2004
Village of Four Seasons    San Jose       CA   5,229      15,732     20,961        (349)         2004
Westwinds (4 properties)   San Jose       CA       0      22,732     22,732      (5,844)         1997
Bear Creek                 Sheridan       CO   1,100       3,607      4,707        (833)         1998
Cimarron                   Broomfield     CO     863       3,374      4,237      (2,227)         1983
Golden Terrace             Golden         CO     826       3,135      3,961      (1,868)         1983
Golden Terrace South       Golden         CO     750       2,882      3,632        (717)         1997
Golden Terrace West        Golden         CO   1,694       6,076      7,770      (3,399)         1986
Hillcrest Village          Aurora         CO   2,201       7,599      9,800      (4,843)         1983
Holiday Hills              Denver         CO   2,159      11,599     13,758      (7,158)         1983
Holiday Village CO         Co. Springs    CO     567       2,671      3,238      (1,583)         1983
Pueblo Grande              Pueblo         CO     241       1,501      1,742        (968)         1983
Woodland Hills             Denver         CO   1,928       6,815      8,743      (2,522)         1994
Aspen Meadows              Rehoboth Beach DE   1,148       3,798      4,946        (894)         1998
Camelot Meadows            Rehoboth Beach DE   1,778       5,777      7,555      (1,318)         1998
Mariners Cove              Millsboro      DE     990       6,880      7,870      (2,868)         1987
McNicol                    Rehoboth Beach DE     563       1,782      2,345        (410)         1998
Sweetbriar                 Rehoboth Beach DE     498       1,904      2,402        (496)         1998
Waterford Estates          Bear           DE   5,250      16,816     22,066      (3,037)         1996
Whispering Pines           Lewes          DE   1,536       5,614      7,150      (2,844)         1998

                                  SCHEDULE III
                        EQUITY LIFESTYLE PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                                                                 Costs
                                                                                              Capitalized
                                                                                             Subsequent to
                                                                      Initial Cost to         Acquisition
                                                                          Company           (Improvements)
                                                                   --------------------   ------------------
                                                                            Depreciable          Depreciable
        Real Estate                 Location        Encumbrances    Land      Property    Land     Property
---------------------------   -------------------   ------------   ------   -----------   ----   -----------
Maralago Cay                  Lantana          FL      21,600       5,325      15,420        0      3,073
Barrington Hills              Port Richey      FL       3,220       1,145       3,437        0          0
Bay Indies                    Venice           FL      43,662      10,483      31,559       10      3,482
Bay Lake Estates              Nokomis          FL       3,807         990       3,390        0        951
Breezy Hill                   Pompano Beach    FL      10,065       5,510      16,555        0        112
Buccaneer                     N. Ft. Myers     FL      14,140       4,207      14,410        0      1,183
Bulow Village Resort          Flagler Beach    FL           0           0         228        0         56
Bulow Village                 Flagler Beach    FL      10,268       3,637         949        0      5,458
Carefree Cove                 Fort Lauderdale  FL       4,777       1,741       5,170        0         79
Carriage Cove                 Daytona Beach    FL       8,010       2,914       8,682        0        788
Coachwood                     Leesburg         FL       4,238       1,607       4,822        0         19
Coral Cay                     Margate          FL      20,874       5,890      20,211        0      3,129
Coquina                       St Augustine     FL           0       5,286       5,545        0      8,856
Meadows at Countrywood        Plant City       FL      18,273       4,514      13,175        0      3,869
Country Place                 New Port Richey  FL       8,346         663           0       18      7,106
Country Side North            Vero Beach       FL      17,328       3,711      11,133        0      1,663
Crystal Isles                 Crystal River    FL       2,832         926       2,787        0          5
Down Yonder                   Largo            FL       7,707       2,652       7,981        0         69
East Bay Oaks                 Largo            FL       5,493       1,240       3,322        0        563
Eldorado Village              Largo            FL       3,946         778       2,341        0        563
Fort Myers Beach Resort       Fort Myers Beach FL       4,428       1,493       4,480        0          1
Glen Ellen                    Clearwater       FL       2,395         627       1,882        0         26
Grand Island                  Grand Island     FL           0       1,723       5,208      125      2,606
Gulf Air Resort               Fort Myers Beach FL       4,021       1,609       4,830        0         13
Gulf View                     Punta Gorda      FL       1,698         717       2,158        0          3
Hacienda Village              New Port Richey  FL       9,842       4,362      13,088        0        454
Harbor Lakes                  Port Charlotte   FL       8,997       3,384      10,154        0         17
Harbor View                   New Port Richey  FL       7,932       4,045      12,146        0         54
Heritage Village              Vero Beach       FL      13,520       2,403       7,259        0        690
Highland Wood                 Pompano Beach    FL       2,358       1,043       3,130        0         10
Hillcrest                     Clearwater       FL       4,236       1,278       3,928        0        750
Holiday Ranch                 Largo            FL       3,785         925       2,866        0        227
Holiday Village FL            Vero Beach       FL           0         350       1,374        0        139
Holiday Village               Ormond Beach     FL       6,972       2,610       7,837        0        121
Indian Oaks                   Rockledge        FL       4,389       1,089       3,376        0        728
Lake Fairways                 N. Ft. Myers     FL      30,460       6,075      18,134       35      1,443

                                                         Gross Amount Carried
                                                             at Close of
                                                           Period 12/31/04
                                                    -----------------------------
                                                             Depreciable             Accumulated     Date of
        Real Estate                 Location         Land      Property     Total   Depreciation   Acquisition
---------------------------   -------------------   ------   -----------   ------   ------------   -----------
Maralago Cay                  Lantana          FL    5,325      18,493     23,818      (4,258)         1997
Barrington Hills - Sunburst   Port Richey      FL    1,145       3,437      4,582        (105)         2004
Bay Indies                    Venice           FL   10,493      35,041     45,534     (12,148)         1994
Bay Lake Estates              Nokomis          FL      990       4,341      5,331      (1,455)         1994
Breezy Hill                   Pompano Beach    FL    5,510      16,667     22,177      (1,294)         2002
Buccaneer                     N. Ft. Myers     FL    4,207      15,593     19,800      (5,350)         1994
Bulow Village Resort          Flagler Beach    FL        0         284        284         (51)         2001
Bulow Village                 Flagler Beach    FL    3,637       6,407     10,044      (1,391)         1994
Carefree Cove                 Fort Lauderdale  FL    1,741       5,249      6,990        (119)         2004
Carriage Cove                 Daytona Beach    FL    2,914       9,470     12,384      (2,292)         1998
Coachwood                     Leesburg         FL    1,607       4,841      6,448        (148)         2004
Coral Cay                     Margate          FL    5,890      23,340     29,230      (7,538)         1994
Coquina                       St Augustine     FL    5,286      14,401     19,687      (1,571)         1999
Meadows at Countrywood        Plant City       FL    4,514      17,044     21,558      (3,540)         1998
Country Place                 New Port Richey  FL      681       7,106      7,787      (2,834)         1986
Country Side North            Vero Beach       FL    3,711      12,796     16,507      (3,154)         1998
Crystal Isles - Encore        Crystal River    FL      926       2,792      3,718         (85)         2004
Down Yonder                   Largo            FL    2,652       8,050     10,702        (631)         1998
East Bay Oaks                 Largo            FL    1,240       3,885      5,125      (2,579)         1983
Eldorado Village              Largo            FL      778       2,904      3,682      (1,850)         1983
Fort Myers Beach Resort       Fort Myers Beach FL    1,493       4,481      5,974        (137)         2004
Glen Ellen                    Clearwater       FL      627       1,908      2,535        (135)         2002
Grand Island                  Grand Island     FL    1,848       7,814      9,662        (868)         2001
Gulf Air Resort - Sunburst    Fort Myers Beach FL    1,609       4,843      6,452        (148)         2004
Gulf View - Encore            Punta Gorda      FL      717       2,161      2,878         (66)         2004
Hacienda Village              New Port Richey  FL    4,362      13,542     17,904        (922)         2002
Harbor Lakes - Encore         Port Charlotte   FL    3,384      10,171     13,555        (310)         2004
Harbor View                   New Port Richey  FL    4,045      12,200     16,245        (954)         2002
Heritage Village              Vero Beach       FL    2,403       7,949     10,352      (2,769)         1994
Highland Wood                 Pompano Beach    FL    1,043       3,140      4,183        (243)         2002
Hillcrest                     Clearwater       FL    1,278       4,678      5,956      (1,195)         1998
Holiday Ranch                 Largo            FL      925       3,093      4,018        (747)         1998
Holiday Village FL            Vero Beach       FL      350       1,513      1,863        (389)         1998
Holiday Village               Ormond Beach     FL    2,610       7,958     10,568        (621)         2002
Indian Oaks                   Rockledge        FL    1,089       4,104      5,193      (1,051)         1998
Lake Fairways                 N. Ft. Myers     FL    6,110      19,577     25,687      (6,537)         1994

                                  SCHEDULE III
                        EQUITY LIFESTYLE PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                                                               Costs
                                                                                            Capitalized
                                                                                           Subsequent to
                                                                    Initial Cost to         Acquisition
                                                                        Company           (Improvements)
                                                                  -------------------   ------------------
                                                                          Depreciable          Depreciable
        Real Estate                Location        Encumbrances    Land     Property    Land     Property
---------------------------   ------------------   ------------   -----   -----------   ----   -----------

Lake Haven                    Dunedin         FL       8,109      1,135       4,047        0      2,384
Lake Magic                    Orlando         FL       2,818      1,595       4,793        0         45
Lakewood Village              Melbourne       FL       9,818      1,862       5,627        0        716
Lazy Lakes                    Florida Keys    FL       2,048        816       2,449        0          3
Lighthouse Pointe             Port Orange     FL      12,535      2,446       7,483       23        894
Manatee                       Sarasota North  FL       5,244      2,300       6,903        0         20
Mid-Florida Lakes             Leesburg        FL      22,639      5,997      20,635        0      5,070
Oak Bend                      Ocala           FL       5,772        850       2,572        0        866
Park City West                Fort Lauderdale FL       7,613      4,187      12,561        0         11
Pasco                         Tampa North     FL       3,072      1,494       4,484        0          2
Pickwick                      Port Orange     FL      10,280      2,803       8,870        0        490
Pine Lakes                    N. Ft. Myers    FL      31,055      6,306      14,579       21      5,447
Pioneer Village               N. Ft. Myers    FL      10,379      4,116      12,353        0         39
Royal Coachman                Nokomis         FL      15,140      5,321      15,978        0         19
Shangri La                    Largo           FL       4,496      1,730       5,200        0         36
Sherwood Forest               Kissimmee       FL      27,103      4,852      14,596        0      3,775
Sherwood Forest Resort        Kissimmee       FL           0      2,870       3,621      568      1,409
Silk Oak                      Clearwater      FL       3,771      1,670       5,028        0         65
Silver Dollar                 Odessa          FL       9,171      4,107      12,431        0         67
Sixth Ave                     Zephryhills     FL       2,260        839       2,518        0          8
Southernaire                  Mt. Dora        FL       2,092        798       2,395        0         10
Southern Palms                Eustis          FL       5,652      2,169       5,884        0      1,531
Spanish Oaks                  Ocala           FL       7,008      2,250       6,922        0        877
Sunshine Key                  Florida Keys    FL      16,522      5,273      15,822        0         23
Sunshine Holiday              Daytona Beach   FL       6,667      2,001       6,004        0         15
Sunshine Holiday RV & MHP     Fort Lauderdale FL       8,509      3,099       9,286        0         18
Sunshine Travel               Vero Beach      FL       4,404      1,603       4,813        0         31
Oaks at Countrywood           Plant City      FL       1,300      1,111       2,513     -265      1,475
Terra Ceia                    Palmetto        FL       2,528        967       2,905        0         15
The Heritage                  N. Ft. Myers    FL       9,663      1,438       4,371      346      3,317
The Lakes at Countrywood      Plant City      FL       9,712      2,377       7,085        0        862
The Meadows, FL               Palm Beach
                              Gardens         FL       6,049      3,229       9,870        0      1,145
Toby's                        Arcadia         FL       3,391      1,093       3,280        0         17
Topics RV                     Spring Hill     FL       2,235        853       2,568        0          2
Tropical Palms                Kissimmee       FL      19,595      5,677      17,071        0        127
Vacation Village              St. Petersburg  FL       2,528      1,315       3,946        0          3

                                                       Gross Amount Carried
                                                            at Close of
                                                          Period 12/31/04
                                                   -----------------------------
                                                            Depreciable             Accumulated     Date of
        Real Estate                Location          Land     Property     Total   Depreciation   Acquisition
---------------------------   ------------------    -----   -----------   ------   ------------   -----------

Lake Haven                    Dunedin         FL    1,135       6,431      7,566      (3,292)         1983
Lake Magic                    Orlando         FL    1,595       4,838      6,433        (146)         2004
Lakewood Village              Melbourne       FL    1,862       6,343      8,205      (2,212)         1994
Lazy Lakes                    Florida Keys    FL      816       2,452      3,268         (75)         2004
Lighthouse Pointe             Port Orange     FL    2,469       8,377     10,846      (2,033)         1998
Manatee                       Sarasota North  FL    2,300       6,923      9,223        (211)         2004
Mid-Florida Lakes             Leesburg        FL    5,997      25,705     31,702      (8,117)         1994
Oak Bend                      Ocala           FL      850       3,438      4,288      (1,243)         1993
Park City West                Fort Lauderdale FL    4,187      12,572     16,759        (384)         2004
Pasco                         Tampa North     FL    1,494       4,486      5,980        (137)         2004
Pickwick                      Port Orange     FL    2,803       9,360     12,163      (2,160)         1998
Pine Lakes                    N. Ft. Myers    FL    6,327      20,026     26,353      (6,580)         1994
Pioneer Village               N. Ft. Myers    FL    4,116      12,392     16,508        (377)         2004
Royal Coachman                Nokomis         FL    5,321      15,997     21,318        (488)         2004
Shangri La                    Largo           FL    1,730       5,236      6,966        (159)         2004
Sherwood Forest               Kissimmee       FL    4,852      18,371     23,223      (4,055)         1998
Sherwood Forest Resort        Kissimmee       FL    3,438       5,030      8,468      (1,101)         1998
Silk Oak                      Clearwater      FL    1,670       5,093      6,763        (355)         2002
Silver Dollar                 Odessa          FL    4,107      12,498     16,605        (376)         2004
Sixth Ave                     Zephryhills     FL      839       2,526      3,365         (91)         2004
Southernaire                  Mt. Dora        FL      798       2,405      3,203         (74)         2004
Southern Palms                Eustis          FL    2,169       7,415      9,584      (1,690)         1998
Spanish Oaks                  Ocala           FL    2,250       7,799     10,049      (2,834)         1993
Sunshine Key                  Florida Keys    FL    5,273      15,845     21,118        (483)         2004
Sunshine Holiday              Daytona Beach   FL    2,001       6,019      8,020        (183)         2004
Sunshine Holiday RV & MHP     Fort Lauderdale FL    3,099       9,304     12,403        (180)         2004
Sunshine Travel               Vero Beach      FL    1,603       4,844      6,447        (147)         2004
Oaks at Countrywood           Plant City      FL      846       3,988      4,834        (698)         1998
Terra Ceia                    Palmetto        FL      967       2,920      3,887         (90)         2004
The Heritage                  N. Ft. Myers    FL    1,784       7,688      9,472      (2,475)         1993
The Lakes at Countrywood      Plant City      FL    2,377       7,947     10,324      (1,049)         2001
The Meadows, FL               Palm Beach
                              Gardens         FL    3,229      11,015     14,244      (2,089)         1999
Toby's                        Arcadia         FL    1,093       3,297      4,390        (120)         2003
Topics RV                     Spring Hill     FL      853       2,570      3,423         (79)         2004
Tropical Palms                Kissimmee       FL    5,677      17,198     22,875        (500)         2004
Vacation Village              St. Petersburg  FL    1,315       3,949      5,264        (121)         2004

                                  SCHEDULE III
                        EQUITY LIFESTYLE PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                                                               Costs
                                                                                            Capitalized
                                                                                           Subsequent to
                                                                    Initial Cost to         Acquisition
                                                                        Company           (Improvements)
                                                                  -------------------   ------------------
                                                                          Depreciable          Depreciable
        Real Estate                 Location       Encumbrances    Land     Property    Land     Property
        -----------            -----------------   ------------   -----   -----------   ----   -----------
Windmill Manor                 Bradenton     FL        7,958      2,153       6,125        0      1,137
Windmill Village - Ft. Myers   N. Ft. Myers  FL        8,700      1,417       5,440        0      1,260
Winds of St. Armands North
   (fka Windmill North)        Sarasota      FL        8,842      1,523       5,063        0      1,663
Winds of St. Armands South
   (fka Windmill South)        Sarasota      FL        5,464      1,106       3,162        0        830
Five Seasons                   Cedar Rapids  IA            0      1,053       3,436        0        679
Holiday Village, IA            Sioux City    IA            0        313       3,744        0        520
Golf Vistas                    Monee         IL       14,577      2,843       4,719        0      5,948
O'Connell's                    Amboy         IL        4,955      1,658       4,974        0        148
Willow Lake Estates            Elgin         IL       22,129      6,138      21,033        0      3,816
Forest Oaks
   (fka BurnsHarbor)           Chesterton    IN            0        916       2,909        0      1,740
Lakeside                       New Carlisle  IN            0        426       1,281        0         12
Oak Tree Village               Portage       IN        4,476          0           0      569      3,607
Windsong                       Indianapolis  IN            0      1,482       4,480        0        192
Creekside                      Wyoming       MI        3,760      1,109       3,646        0        113
Casa Village                   Billings      MT       11,040      1,011       3,109      157      3,471
Waterway RV Resort             Cedar Point   NC        6,226      2,392       7,185        0          3
Goose Creek Resort             Newport       NC       12,491      4,612      13,848        0        814
Twin Lakes                     Chocowinity   NC        3,739      1,719       3,361        0         19
Del Rey                        Albuquerque   NM            0      1,926       5,800        0        727
Bonanza                        Las Vegas     NV        4,861        908       2,643        0        984
Boulder Cascade                Las Vegas     NV        8,871      2,995       9,020        0      1,136
Cabana                         Las Vegas     NV        9,245      2,648       7,989        0        301
Flamingo West                  Las Vegas     NV       10,647      1,730       5,266        0      1,273
Villa Borega                   Las Vegas     NV        7,011      2,896       8,774        0        592
Greenwood Village              Manorville    NY       17,468      3,667       9,414      484      3,542
Falcon Wood Village            Eugene        OR        5,200      1,112       3,426        0        213
Quail Hollow                   Fairview      OR            0          0       3,249        0        226
Shadowbrook                    Clackamas     OR        6,320      1,197       3,693        0        165
Mt. Hood Village               Welches       OR            0      1,817       5,733        0       -302
Green Acres                    Breinigsville PA       13,908      2,680       7,479        0      2,817
Spring Gulch                   New Holland   PA        4,819      1,593       4,795        0          6
Country Sunshine               Weslaco       TX        2,266        627       1,881        0          5
Fun n Sun                      San Benito    TX            0      2,533           0      417      9,828
Lakewood                       Harlingen     TX        1,227        325         979        0          2

                                                        Gross Amount Carried
                                                            at Close of
                                                          Period 12/31/04
                                                   -----------------------------
                                                            Depreciable             Accumulated     Date of
        Real Estate                 Location         Land     Property     Total   Depreciation   Acquisition
        -----------            -----------------    -----   -----------   ------   ------------   -----------
Windmill Manor                 Bradenton     FL     2,153       7,262      9,415      (1,603)         1998
Windmill Village - Ft. Myers   N. Ft. Myers  FL     1,417       6,700      8,117      (4,379)         1983
Winds of St. Armands North
   (fka Windmill North)        Sarasota      FL     1,523       6,726      8,249      (3,936)         1983
Winds of St. Armands South
   (fka Windmill South)        Sarasota      FL     1,106       3,992      5,098      (2,443)         1983
Five Seasons                   Cedar Rapids  IA     1,053       4,115      5,168      (1,222)         1998
Holiday Village, IA            Sioux City    IA       313       4,264      4,577      (2,553)         1986
Golf Vistas                    Monee         IL     2,843      10,667     13,510      (2,126)         1997
O'Connell's                    Amboy         IL     1,658       5,122      6,780        (173)         2004
Willow Lake Estates            Elgin         IL     6,138      24,849     30,987      (8,048)         1994
Forest Oaks
   (fka Burns Harbor)          Chesterton    IN       916       4,649      5,565      (1,912)         1993
Lakeside                       New Carlisle  IN       426       1,293      1,719         (40)         2004
Oak Tree Village               Portage       IN       569       3,607      4,176      (1,772)         1987
Windsong                       Indianapolis  IN     1,482       4,672      6,154      (1,278)         1998
Creekside                      Wyoming       MI     1,109       3,759      4,868        (896)         1998
Casa Village                   Billings      MT     1,168       6,580      7,748      (3,130)         1983
Waterway RV Resort             Cedar Point   NC     2,392       7,188      9,580        (221)         2004
Goose Creek Resort             Newport       NC     4,612      14,662     19,274        (437)         2004
Twin Lakes                     Chocowinity   NC     1,719       3,380      5,099        (105)         2004
Del Rey                        Albuquerque   NM     1,926       6,527      8,453      (2,602)         1993
Bonanza                        Las Vegas     NV       908       3,627      4,535      (2,238)         1983
Boulder Cascade                Las Vegas     NV     2,995      10,156     13,151      (2,315)         1998
Cabana                         Las Vegas     NV     2,648       8,290     10,938      (2,936)         1994
Flamingo West                  Las Vegas     NV     1,730       6,539      8,269      (2,092)         1994
Villa Borega                   Las Vegas     NV     2,896       9,366     12,262      (2,266)         1997
Greenwood Village              Manorville    NY     4,151      12,956     17,107      (2,609)         1998
Falcon Wood Village            Eugene        OR     1,112       3,639      4,751        (902)         1997
Quail Hollow                   Fairview      OR         0       3,475      3,475        (861)         1997
Shadowbrook                    Clackamas     OR     1,197       3,858      5,055      (1,004)         1997
Mt. Hood Village               Welches       OR     1,817       5,431      7,248        (564)         2002
Green Acres                    Breinigsville PA     2,680      10,296     12,976      (5,077)         1988
Spring Gulch                   New Holland   PA     1,593       4,801      6,394        (163)         2004
Country Sunshine               Weslaco       TX       627       1,886      2,513         (57)         2004
Fun n Sun                      San Benito    TX     2,950       9,828     12,778      (2,123)         1998
Lakewood                       Harlingen     TX       325         981      1,306         (30)         2004

                                  SCHEDULE III
                        EQUITY LIFESTYLE PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                                                           Costs Capitalized
                                                                                             Subsequent to
                                                                    Initial Cost to           Acquisition
                                                                        Company             (Improvements)
                                                                ----------------------   --------------------
                                                                           Depreciable            Depreciable
      Real Estate               Location         Encumbrances     Land       Property      Land     Property
      -----------         --------------------   ------------   --------   -----------   ------   -----------
Paradise Park             Rio Grande Valley TX         5,430       1,568         4,705        0            4
Paradise South            Mercedes          TX         1,619         448         1,345        0            5
Southern Comfort          Weslaco           TX         2,590       1,108         3,323        0            2
Sunshine RV               Harlingen         TX         4,792       1,494         4,484        0            3
Tropic Winds              Harlingen         TX             0       1,221         3,809        0          101
All Seasons               Salt Lake City    UT         3,491         510         1,623        0          211
Westwood Village          Farr West         UT         7,493       1,346         4,179        0        1,163
Meadows of Chantilly      Chantilly         VA        27,494       5,430        16,440        0        3,781
Kloshe Illahee            Federal Way       WA         6,084       2,408         7,286        0          277
Caledonia                 Caledonia         WI             0         376         1,127        0            0
Freemont                  Freemont          WI         4,300       1,432         4,296        0            0
Yukon Trails              Lyndon Station    WI             0         547         1,629        0           13
Thousand Trails                                            0      48,537       113,253        0            0
Realty Systems, Inc.                                       0           0             0        0        4,632
Management Business                                        0           0           436        0        9,424
                                                   ---------    --------    ----------   ------     --------
                                                   1,417,251    $466,556    $1,361,519   $4,031     $203,684
                                                   =========    ========    ==========   ======     ========

                                                         Gross Amount Carried
                                                              at Close of
                                                             Period 12/31/04
                                                 -----------------------------------
                                                            Depreciable                 Accumulated     Date of
      Real Estate               Location           Land       Property       Total     Depreciation   Acquisition
      -----------         --------------------   --------   -----------   ----------   ------------   -----------
Paradise Park             Rio Grande Valley TX      1,568         4,709        6,277         (144)       2004
Paradise South - Encore   Mercedes          TX        448         1,350        1,798          (41)       2004
Southern Comfort          Weslaco           TX      1,108         3,325        4,433         (102)       2004
Sunshine RV - Encore      Harlingen         TX      1,494         4,487        5,981         (137)       2004
Tropic Winds              Harlingen         TX      1,221         3,910        5,131         (329)       2002
All Seasons               Salt Lake City    UT        510         1,834        2,344         (491)       1997
Westwood Village          Farr West         UT      1,346         5,342        6,688       (1,369)       1997
Meadows of Chantilly      Chantilly         VA      5,430        20,221       25,651       (6,764)       1994
Kloshe Illahee            Federal Way       WA      2,408         7,563        9,971       (1,846)       1997
Caledonia                 Caledonia         WI        376         1,127        1,503            0        2004
Freemont                  Freemont          WI      1,432         4,296        5,728            0        2004
Yukon Trails              Lyndon Station    WI        547         1,642        2,189          (10)       2004
Thousand Trails                                    48,537       113,253      161,790         (629)       2004
Realty Systems, Inc.                                    0         4,632        4,632           (2)       2002
Management Business                                     0         9,860        9,860      (10,359)       1990
                                                 --------    ----------   ----------     --------
                                                 $470,587    $1,565,203   $2,035,790    ($322,867)
                                                 ========    ==========   ==========     ========

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

(3) The balance of furniture and fixtures included in the total amounts was approximately $21.3 million as of December 31, 2004.

(4) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $2.0 billion, as of December 31, 2004.

(5) All Properties were acquired, except for Country Place Village, which was constructed.

                                  SCHEDULE III
                        EQUITY LIFESTYLE PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
                             (AMOUNTS IN THOUSANDS)

The changes in total real estate for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                    2004         2003         2002
                                 ----------   ----------   ----------
Balance, beginning of year ...   $1,309,705   $1,296,007   $1,238,138
   Acquisitions (1) ..........      702,538       12,116      107,138
   Improvements ..............       27,082       15,569       24,491
   Dispositions and other.....       (3,535)     (13,987)     (73,760)
                                 ----------   ----------   ----------
Balance, end of year .........   $2,035,790   $1,309,705   $1,296,007
                                 ==========   ==========   ==========

(1) Acquisitions for the year ended December 31, 2004 include the non-cash assumption by the Company of $347 million of mortgage debt.

The changes in accumulated depreciation for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                   2004       2003       2002
                                 --------   --------   --------
Balance, beginning of year ...   $272,497   $238,098   $211,878
   Depreciation expense ......     51,703     39,409     37,188
   Dispositions and other ....     (1,333)    (5,010)   (10,968)
                                 --------   --------   --------
Balance, end of year .........   $322,867   $272,497   $238,098
                                 ========   ========   ========