Form 10-K/A
period 2004-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2005-03-31
CIK 895417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

The aggregate market value of voting stock held by nonaffiliates was approximately $699.2 million as of March 11, 2005 based upon the closing price of $34.80 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

            At March 11, 2005, 23,172,094 shares of the Registrant's
                         Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 10, 2005.

                        EQUITY LIFESTYLE PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
PART II.

   Item 6.  Selected Financial Data .............................................................     3
   Item 8.  Financial Statements and Supplementary Data .........................................     6

PART IV.

   Item 15. Exhibits and Financial Statement Schedules ..........................................     7


                                EXPLANATORY NOTE

This amendment on Form 10-K/A is being filed with respect to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 29, 2005. This Amendment No. 1 includes a signed audit opinion from our independent auditors and a signed
Exhibit 23 -- Consent of Independent Registered Public Accounting Firm required by Item 601 of Regulation S-K. These documents previously appeared in our Form 10-K unsigned. This amendment does not contain updates to reflect any events occurring after the original March 29, 2005 filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information on a historical basis. The historical operating data for the four years ended December 31, 2003 have been derived from the historical financial statements of the Company; however, they have been restated to reflect adjustments that are further explained in Note 2 of the Notes to Consolidated Financial Statements contained in this Form 10-K/A. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K/A.

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

     Net Income for the years ended December 31, 2003, 2002 and 2001 have been restated (see Note 2 of the Notes to Consolidated Financial Statements contained in this Form 10-K/A) to reflect a change in the Company's accounting policy with regards to its rent control initiatives. The Company received a comment letter from the SEC with regard to prior filings. These issues were outlined in our press release dated March 4, 2005. The issues have been resolved and resulted in this restatement.

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

     In connection with the $501 million borrowing and subsequent special distribution, on February 27, 2004, the Company contributed all of its assets to MHC Trust, a newly formed Maryland real estate investment trust, including the Company's entire partnership interest in the Operating Partnership. This restructuring resulted in a step-up in the Company's tax basis in its assets, generating future depreciation deductions, which in turn will reduce the Company's future distribution requirements. This provides the Company with greater financial flexibility and greater growth potential (see Note 5 of the Notes to Consolidated Financial Statements contained in this Form 10-K/A).

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

        See Index to Consolidated Financial Statements on page F-1 of this Form 10-K/A.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

     1. Financial Statements

See Index to Financial Statements and Schedules on page F-1 of this Form 10-K/A.

     2. Financial Statement Schedules

See Index to Financial Statements and Schedules on page F-1 of this Form 10-K/A.

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

23(o)      Consent of Independent Auditors

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

24.3(n)    Power of Attorney for Thomas E. Dobrowski dated March 1, 2005

24.4(n)    Power of Attorney for Gary Waterman dated March 1, 2005

24.5(n)    Power of Attorney for Donald S. Chisholm dated March 1, 2005

24.6(n)    Power of Attorney for Sheli Z. Rosenberg dated March 1, 2005

25         Not applicable

26         Not applicable

31.1(o) Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2(o) Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1(o)    Certification of Chief Financial Officer Pursuant to 18 U.S.C.
           Section 1350

32.2(o)    Certification of Chief Executive Officer Pursuant to 18 U.S.C.
           Section 1350

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

(j) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 2002.

(k) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 2003.

(l) Included as an exhibit to the Company's Report on Form 8-K dated November 16, 2004

(m) Included as an exhibit to the Company's Report on Form 8-K dated November 22, 2004

(n) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 2004

(o)  Filed herewith.

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

                                       EQUITY LIFESTYLE PROPERTIES, INC.,
                                       a Maryland corporation


Date: March 31, 2005                   By: /s/ Thomas P. Heneghan
                                           -------------------------------------
                                           Thomas P. Heneghan
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: March 31, 2005                   By: /s/ Michael B. Berman
                                           -------------------------------------
                                           Michael B. Berman
                                           Vice President, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)

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


ERNST & YOUNG LLP
Chicago, Illinois
March 24, 2005

            Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.

We have audited the accompanying consolidated balance sheets of Equity Lifestyle Properties, Inc. ("Equity Lifestyle Properties", formerly known as Manufactured Home Communities, Inc.) as of December 31, 2004 and 2003, and the related consolidated statements of operations, other comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(1) and (2). These financial statements and the schedules are the responsibility of Equity Lifestyle Properties' management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

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

     As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements as of December 31, 2003 and for each of the two years in the period then ended relating to expense recognition for certain costs.

     As discussed in Note 3 to the consolidated financial statements, in 2003 Equity Lifestyle Properties changed its method of accounting for stock-based employee compensation.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Equity Lifestyle Properties internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.


ERNST & YOUNG LLP

Chicago, Illinois
March 24, 2005

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