Form 10-Q
period 2005-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2005-05-10
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


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

              23,034,393 shares of Common Stock as of May 5, 2005.

                        EQUITY LIFESTYLE PROPERTIES, INC.

                                TABLE OF CONTENTS


                                             PART I - FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS
                                                                                                              Page
                                                                                                              ----

    Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004.........................3

    Consolidated Statements of Operations for the quarters ended March 31, 2005 and 2004 (unaudited)...........4

    Consolidated Statements of Cash Flows for the quarters ended March 31, 2005 and 2004 (unaudited)...........6

    Notes to Consolidated Financial Statements.................................................................8


ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................................................22

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.........................................31

ITEM 4.    Controls and Procedures............................................................................31


                                               PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................................................32

ITEM 4.    Submission of Matters to a Vote of Security Holders................................................32

ITEM 6.    Exhibits...........................................................................................32

                        EQUITY LIFESTYLE PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       MARCH 31,      DECEMBER 31,
                                                                         2005            2004
                                                                     (UNAUDITED)
                                                                     -----------      -----------
ASSETS
Investment in real estate:
   Land ........................................................     $   470,617      $   470,587
   Land improvements ...........................................       1,443,854        1,438,923
   Buildings and other depreciable property ....................         127,478          126,280
                                                                     -----------      -----------
                                                                       2,041,949        2,035,790
   Accumulated depreciation ....................................        (336,911)        (322,867)
                                                                     -----------      -----------
     Net investment in real estate .............................       1,705,038        1,712,923
Cash and cash equivalents ......................................           7,844            5,305
Notes receivable ...............................................          13,077           13,290
Investment in and advances to joint ventures ...................          41,861           43,583
Rents receivable, net ..........................................           1,464            1,469
Deferred financing costs, net ..................................          15,572           16,162
Inventory ......................................................          57,422           50,654
Prepaid expenses and other assets ..............................          49,902           42,903
                                                                     -----------      -----------
   Total assets ................................................     $ 1,892,180      $ 1,886,289
                                                                     ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable and other ............................     $ 1,415,936      $ 1,417,251
   Unsecured line of credit ....................................          89,050          115,800
   Unsecured term loan .........................................         112,800          120,000
   Accounts payable and accrued expenses .......................          38,755           36,146
   Accrued interest payable ....................................           8,798            8,894
   Rents received in advance and security deposits .............          22,201           21,135
   Distributions payable .......................................             805              448
                                                                     -----------      -----------
     Total liabilities .........................................       1,688,345        1,719,674
                                                                     -----------      -----------

Commitments and contingencies

Minority interest - Common OP Units and other ..................          12,186            9,771
Minority interest - Perpetual Preferred OP Units ...............         150,000          125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued .................              --               --
   Common stock, $.01 par value
     50,000,000 shares authorized; 22,993,942 and 22,937,192
     shares issued and outstanding for March 31, 2005 and
     December 31 2004, respectively ............................             224              224
   Paid-in capital .............................................         295,889          294,304
   Deferred compensation .......................................             (63)            (166)
   Distributions in excess of accumulated earnings .............        (254,401)        (262,518)
                                                                     -----------      -----------
     Total stockholders' equity ................................          41,649           31,844
                                                                     -----------      -----------

   Total liabilities and stockholders' equity ..................     $ 1,892,180      $ 1,886,289
                                                                     ===========      ===========

                        EQUITY LIFESTYLE PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                        MARCH 31,     MARCH 31,
                                                                                          2005          2004
                                                                                        --------      --------
PROPERTY OPERATIONS:
     Community base rental income .................................................     $ 52,919      $ 49,118
     Resort base rental income ....................................................       24,247        12,342
     Utility and other income .....................................................        7,616         6,334
                                                                                        --------      --------
         Property operating revenues ..............................................       84,782        67,794

     Property operating and maintenance ...........................................       26,294        20,200
     Real estate taxes ............................................................        6,160         5,264
     Property management ..........................................................        3,649         2,846
                                                                                        --------      --------
         Property operating expenses (exclusive of depreciation shown
           separately below) ......................................................       36,103        28,310
                                                                                        --------      --------
         Income from property operations ..........................................       48,679        39,484

HOME SALES OPERATIONS:
     Gross revenues from inventory home sales .....................................       10,236         7,426
     Cost of inventory home sales .................................................       (8,947)       (6,848)
                                                                                        --------      --------
         Gross profit from inventory home sales ...................................        1,289           578
     Brokered resale revenues, net ................................................          606           490
     Home selling expenses ........................................................       (2,053)       (2,073)
     Ancillary services revenues, net .............................................        2,136           905
                                                                                        --------      --------
         Income (loss) from home sales operations and other .......................        1,978          (100)

OTHER INCOME (EXPENSES):
     Interest income ..............................................................          371           453
     Income from other investments ................................................        4,311           290
     Other corporate expense ......................................................         (250)           --
     General and administrative ...................................................       (2,882)       (2,212)
     Rent control initiatives .....................................................         (570)         (629)
     Interest and related amortization ............................................      (24,999)      (20,139)
     Depreciation on corporate assets .............................................         (216)         (377)
     Depreciation on real estate assets ...........................................      (13,498)      (10,091)
                                                                                        --------      --------
         Total other income (expenses) ............................................      (37,733)      (32,705)
                                                                                        --------      --------

         Income before minority interests, equity in income from unconsolidated joint ventures, gain on sale of properties and
           discontinued operations ................................................       12,924         6,679
                                                                                        --------      --------

     Income allocated to Common OP Units ..........................................       (2,308)         (865)
     Income allocated to Perpetual Preferred OP Units .............................       (2,856)       (2,813)
     Equity in income from unconsolidated joint ventures ..........................          717           762
                                                                                        --------      --------
         Income from continuing operations ........................................        8,477         3,763
                                                                                        --------      --------

DISCONTINUED OPERATIONS:
     Discontinued operations ......................................................          626           623
     Depreciation on discontinued operations ......................................         (329)         (340)
     Gain on sale of discontinued properties ......................................           --           638
     Minority interests on discontinued operations ................................          (65)         (174)
                                                                                        --------      --------

         Income from discontinued operations ......................................          232           747
                                                                                        --------      --------
         NET INCOME AVAILABLE FOR COMMON SHARES ...................................     $  8,709      $  4,510
                                                                                        ========      ========

                        EQUITY LIFESTYLE PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                 FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                          MARCH 31,        MARCH 31,
                                                                            2005             2004
                                                                        ------------     ------------

EARNINGS PER COMMON SHARE - BASIC:
     Income from continuing operations ............................     $       0.37     $       0.17
     Income from discontinued operations ..........................             0.01             0.03
                                                                        ------------     ------------
     Net income available for Common Shares .......................     $       0.38     $       0.20
                                                                        ============     ============

EARNINGS PER COMMON SHARE - FULLY DILUTED:
     Income from continuing operations ............................     $       0.36     $       0.16
     Income from discontinued operations ..........................             0.01             0.03
                                                                        ------------     ------------
     Net income available for Common Shares .......................     $       0.37     $       0.19
                                                                        ============     ============

     Distributions declared per Common Share outstanding ..........     $      0.025     $     0.0125
                                                                        ============     ============

     Weighted average Common Shares outstanding - basic ...........           22,974           22,674
                                                                        ============     ============
     Weighted average Common Shares outstanding - fully diluted ...           29,878           28,521
                                                                        ============     ============

                        EQUITY LIFESTYLE PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                MARCH 31,      MARCH 31,
                                                                                  2005            2004
                                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...........................................................     $   8,709      $   4,510
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to minority interests ...........................         5,229          3,851
         Gain on sale of properties .......................................            --           (638)
         Depreciation expense .............................................        14,471         11,016
         Amortization expense
                                                                                      649            523
         Debt premium amortization
                                                                                     (666)            --
         Equity in income of unconsolidated joint ventures ................        (1,143)          (968)
         Amortization of deferred compensation ............................           680            683
         Increase in provision for uncollectible receivables ..............           296            133
     Changes in assets and liabilities:
         Rents receivable .................................................          (177)           345
         Inventory ........................................................        (6,768)          (702)
         Prepaid expenses and other assets ................................        (4,285)        (3,053)
         Accounts payable and accrued expenses ............................         2,202          1,944
         Rents received in advance and security deposits ..................         1,066          3,024
                                                                                ---------      ---------
     Net cash provided by operating activities ............................        20,263         20,668
                                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of rental properties .....................................            --       (100,900)
     Disposition of rental properties .....................................            --            671
     Distributions from (investments in) joint ventures ...................         2,450        (30,861)
     Repayment (funding) of notes receivable ..............................            88           (611)
     Improvements:
         Improvements - corporate .........................................           (62)          (118)
         Improvements - rental properties .................................        (2,395)        (2,674)
         Site development costs ...........................................        (3,702)        (2,571)
                                                                                ---------      ---------
     Net cash used in investing activities ................................        (3,621)      (137,064)
                                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from stock options and employee stock purchase plan .....         1,208          3,487
     Proceeds from issuance of Perpetual Preferred OP Units ...............         25,000            --

     Distributions to Common Stockholders, Common OP Unitholders, and
         Perpetual Preferred OP Unitholders ...............................        (3,249)      (227,420)
     Line of credit:
         Proceeds .........................................................        12,900         50,000
         Repayments .......................................................       (39,650)       (15,000)
     Term loan repayment ..................................................        (7,200)            --
     Principal payments ...................................................        (3,053)        (1,793)
     Debt issuance costs ..................................................           (59)        (1,195)
                                                                                ---------      ---------
     Net cash used in financing activities ................................       (14,103)      (191,921)
                                                                                ---------      ---------

Net increase (decrease) in cash and cash equivalents ......................         2,539       (308,317)
Cash and cash equivalents, beginning of period ............................         5,305        325,740
                                                                                ---------      ---------
Cash and cash equivalents, end of period ..................................     $   7,844      $  17,423
                                                                                =========      =========

                        EQUITY LIFESTYLE PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE QUARTERS ENDED MARCH 31, 2005 AND 2004
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 MARCH 31,    MARCH 31,
                                                                                   2005         2004
                                                                                 --------     --------
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest ...................................     $ 25,136     $ 18,294
Non cash investing and financing activities:
     Mortgage debt assumed on acquisition of real estate ...................     $     --     $232,900
     Other assets and liabilities acquired on acquisition of real estate ...     $     --     $  5,200
     Minority interest of 7% partner on acquisition of NHC Portfolio .......     $     --     $  5,600
     Proceeds from loan to pay insurance premiums ..........................     $  2,404     $     --

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFINITION OF TERMS:

     Equity Lifestyle Properties, Inc., together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries ("Subsidiaries"), are referred to herein as the "Company", "ELS", "we", "us", and "our". Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K (as amended by the Form 10-K/A filed on March 31, 2005, the "2004 Form 10-K") for the year ended December 31, 2004.

PRESENTATION:

     These unaudited Consolidated Financial Statements of ELS, a Maryland corporation, have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2004 Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2004 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.


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

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Segments

     We manage all our operations on a property-by-property basis. Since each Property has similar economic and operational characteristics, the Company has one reportable segment, which is the operation of land lease Properties. The distribution of the Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of Properties outside such markets.

(d) Inventory

     Inventory consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Resale revenues are stated net of commissions paid to employees of $338,000 and $256,000 for the quarters ended March 31, 2005 and 2004, respectively.

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

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In applying the provisions of FIN 46R (see Basis of Consolidation, above), the Company determined that its Mezzanine Investment (as hereinafter defined) is a VIE; however, the Company concluded that it is not the primary beneficiary. As such, the adoption of this pronouncement had no effect on the Company's financial statements.

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)  Income from Other Investments

     Income from other investments consists of ground lease income from the Thousand Trails Transaction of $4.0 million and $0 million for the three months ended March 31, 2005 and 2004, respectively and income from the College Heights preferred limited partnership investment of approximately $0.3 million for the three months ended March 31, 2005 and 2004.

(j)  Insurance Claims

     The Properties are covered against fire, flood, property, earthquake, wind storm and business interruption by insurance policies containing various deductible requirements and coverage limits. Recoverable costs are classified in other assets as incurred. Proceeds are applied against the asset when received. Recoverable costs relating to capital items are treated in accordance with the Company's capitalization policy. The book value of the original capital item is written off in the replacement period. Insurance proceeds relating to the capital costs will be recorded as income in the period they are received.

     As indicated in the 2004 Form 10-K, approximately 70 Florida Properties suffered damage from the four hurricanes that struck Florida during August and September 2004. As of March 31, 2005, total expenditures related thereto approximated $9.5 million partially offset by receipts of $0.5 million. Approximately $1.4 million has been charged to operations as non-recoverable. The remaining portion is included in other assets as a receivable from insurance providers. The Company expects to incur additional expenditures to complete the work necessary to restore these Properties to their pre-hurricanes condition.

     As of March 31, 2005, approximately $7.3 million of these claims have been submitted to carriers for reimbursement. The Company continues to compile the information and supporting documentation required to submit additional claims for reimbursement. While the Company believes that it has provided timely notice to its insurance providers and submitted claims in a timely fashion, the recoverability of such claims and the timing of reimbursements are based on several factors, some of which are out of the Company's control. This process will continue to impact the Company's balance sheet and cash flow until such claims are resolved, as there will continue to be a lag between expenditures incurred by the Company and reimbursements received from the insurance providers, as reflected by the receivable associated therewith. In addition, there is a risk that the insurance providers will dispute some or all of the Company's claims. However, the Company believes, based on consultation with its legal and other advisors, that all amounts claimed and to be claimed are recoverable under the Company's policies.

(k)  Restatement

     During 2004, the Company changed the way it accounted for costs incurred in pursuing certain rent control initiatives. As a result, the Company expensed $570,000 and $629,000 for the three months ended March 31, 2005 and 2004, respectively, because the previous method of accounting for the costs was determined to be incorrect. The Company had historically classified these costs, primarily legal, in other assets. To the extent the Company's efforts to effectively change the use and operations of the Properties were successful, the Company capitalized the costs to land improvements as an increase in the established value of the revised project and depreciated them over 30 years. To the extent these efforts were not successful, the costs would have been expensed.

(l)  Reclassifications

     Certain 2004 amounts have been reclassified to conform to the 2005 financial presentation. Such reclassifications have no effect on the operations or equity as originally presented.

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The following table sets forth the computation of basic and diluted earnings per share for the quarters ended March 31, 2005 and 2004 (amounts in thousands):

                                                                        MARCH 31,   MARCH 31,
                                                                         2005         2004
                                                                        -------     -------
NUMERATORS:
     INCOME FROM CONTINUING OPERATIONS:
         Income from continuing operations - basic ................     $ 8,477     $ 3,763
         Amounts allocated to dilutive securities .................       2,308         865
                                                                        -------     -------
         Income from continuing operations - fully diluted ........     $10,785     $ 4,628
                                                                        =======     =======

     INCOME FROM DISCONTINUED OPERATIONS:
         Income from discontinued operations - basic ..............     $   232     $   747
         Amounts allocated to dilutive securities .................          65         174
                                                                        -------     -------
         Income from discontinued operations - fully diluted ......     $   297     $   921
                                                                        =======     =======

     NET INCOME AVAILABLE FOR COMMON SHARES - FULLY DILUTED:
         Net income available for Common Shares - basic ...........     $ 8,709     $ 4,510
         Amounts allocated to dilutive securities .................       2,373       1,039
                                                                        -------     -------
         Net income available for Common Shares - fully diluted ...     $11,082     $ 5,549
                                                                        =======     =======

DENOMINATOR:
     Weighted average Common Shares outstanding - basic ...........      22,974      22,674
     Effect of dilutive securities:
         Redemption of Common OP Units for Common Shares ..........       6,335       5,312
         Employee stock options and restricted shares .............         569         535
                                                                        -------     -------
     Weighted average Common Shares outstanding - fully diluted ...      29,878      28,521
                                                                        =======     =======

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

     On March 24, 2005, the Operating Partnership issued $25 million of 8.0625% Series D Cumulative Redeemable Perpetual Preference Units (the "Series D 8% Units"), to institutional investors. The Series D 8% Units are non-callable for five years. In addition, the Operating Partnership had an existing $125 million of 9.0% Series D Cumulative Redeemable Perpetual Preference Units (the "Series D 9% Units") outstanding that were callable by the Company as of September 2004. In connection with the new issue, the Operating Partnership has agreed to extend the non-call provision of the Series D 9% Units to be coterminous with the new issue, and the institutional investors holding the Series D 9% Units have agreed to lower the rate on such units to 8.0625%. All of the units have no stated maturity or mandatory redemption. Net proceeds from the offering were used to pay down amounts outstanding under the Company's line of credit.

     On April 8, 2005, the Company paid a $0.025 per share distribution for the quarter ended March 31, 2005 to stockholders of record on March 25, 2005. On March 24, 2005, the Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D 9% Units, and for the seven days ended March 31, 2005, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units.


NOTE 4 - INVESTMENT IN REAL ESTATE

     Investment in Real Estate is comprised of (amounts in thousands):

Properties Held for Long Term                        MARCH 31,       DECEMBER 31,
                                                       2005             2004
                                                    -----------      -----------
Investment in real estate:
   Land .......................................     $   462,649      $   462,619
   Land improvements ..........................       1,411,074        1,406,246
   Buildings and other depreciable property ...         125,555          124,357
                                                    -----------      -----------
                                                      1,999,278        1,993,222
   Accumulated depreciation ...................        (322,992)        (309,277)
                                                    -----------      -----------
     Net investment in real estate ............     $ 1,676,286      $ 1,683,945
                                                    ===========      ===========


Properties Held for Sale                             MARCH 31,       DECEMBER 31,
                                                       2005             2004
                                                    -----------      -----------
Investment in real estate:
   Land .......................................     $     7,968      $     7,968
   Land improvements ..........................          32,780           32,677
   Buildings and other depreciable property ...           1,923            1,923
                                                    -----------      -----------
                                                         42,671           42,568
   Accumulated depreciation ...................         (13,919)         (13,590)
                                                    -----------      -----------
     Net investment in real estate ............     $    28,752      $    28,978
                                                    ===========      ===========

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

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT IN REAL ESTATE (CONTINUED)

     As of March 31, 2005, the Company designated seven Properties as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. The Company expects to sell these properties within 12 months for proceeds greater than their net book value. As such, the results from operations of these Properties have been classified as income from discontinued operations. The seven Properties classified as held for disposition are summarized in the table below.

     Property               Location          Sites
--------------------     ----------------     -----
Casa Village ......      Billings, MT           490
Creekside ........       Wyoming, MI            165
Del Rey ...........      Albuquerque, NM        407
Five Seasons .......     Cedar Rapids, IA       390
Forest Oaks ........     Chesterton, IN         227
Holiday Village ...      Sioux City, IA         519
Windsong ...........     Indianapolis, IN       268


     The following table summarizes the combined results of operations of the seven Properties held for sale for the three months ended March 31, 2005, and eight Properties, including one Property sold during the second quarter of 2004, for the three months ended March 31, 2004 (amounts in thousands).

                                                           MARCH 31,    MARCH 31,
                                                            2005          2004
                                                           -------      -------
Rental income ........................................     $ 1,605      $ 1,721
Utility and other income .............................         167          180
                                                           -------      -------
   Property operating revenues .......................       1,772        1,901

Property operating expenses ..........................         925          995
                                                           -------      -------
   Income from property operations ...................         847          906

Income (loss) from home sales operations and other ...          13          (47)

Interest .............................................        (226)        (228)
Amortization .........................................          (8)          (8)
Depreciation .........................................        (329)        (340)
                                                           -------      -------
   Total other expenses ..............................        (563)        (576)
                                                           -------      -------

Gain on Sale .........................................          --          638
                                                           -------      -------
Net income ...........................................     $   297      $   921
                                                           =======      =======

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - NOTES RECEIVABLE

     As of March 31, 2005 and December 31, 2004, the Company had approximately $13.1 million and $13.3 million in notes receivable, respectively. The Company has approximately $12.7 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.4%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by manufactured homes at certain of the Properties. The Company has approximately $403,000 in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of Common OP Units and partnership interests in certain joint ventures.


NOTE 6 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES

     The following table summarizes the Company's investments in unconsolidated joint ventures:


                                               NUMBER OF      ECONOMIC     INVESTMENT AS OF      INVESTMENT AS
         PROPERTY               LOCATION         SITES      INTEREST (a)    MAR. 31, 2005      OF DEC. 31, 2004
---------------------------- ---------------- ------------- -------------  ------------------ -------------------
                                                                            (in thousands)      (in thousands)
Trails West................  Tucson, AZ               503        50%                  $118              $1,731
Plantation.................  Calimesa, CA             385        50%                 3,141               3,032
Home.......................  Hallandale, FL           136        90%                     3                 ---
Villa del Sol..............  Sarasota, FL             207        90%                   637                 630
Voyager....................  Tucson, AZ               767        25%                 3,227               3,010
Mezzanine Investments......  Various                5,054        ---                31,196              31,207
Indian Wells...............  Indio, CA                350        30%                   205                 271
Diversified Investments....  Various                4,443        25%                 3,334               3,702
                                              -------------               ------------------- -------------------
                                                   11,845                          $41,861             $43,583
                                              =============               =================== ===================

(a) The percentages shown approximate the Company's economic interest. The Company's legal interest may differ.

The following tables represent combined summarized financial information of the unconsolidated real estate joint ventures.

                                                  BALANCE SHEET
                   ----------------------------------------------------------------------------
                                                                         AS OF
                                                             MARCH 31,          DECEMBER 31,
                                                               2005                 2004
                                                          ----------------    -----------------
                                                           (in thousands)     (in thousands)
                   ASSETS
                       Real estate, net.............             $180,879             $183,480
                       Other assets.................               23,346               22,646
                                                          ----------------    -----------------
                   TOTAL ASSETS.....................             $204,225             $206,126
                                                          ================    =================

                   LIABILITIES
                       Mortgage debt & other loans..             $151,804             $152,682
                       Other liabilities............               13,040               13,485
                       Partners' equity.............               39,381               39,959
                                                          ----------------    -----------------
                   TOTAL LIABILITIES AND EQUITY.....             $204,225             $206,126
                                                          ================    =================

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES (CONTINUED)

                                             STATEMENT OF OPERATIONS
                   ----------------------------------------------------------------------------
                                                            FOR THE QUARTERS ENDED MARCH 31,
                                                               2005                 2004
                                                         -----------------    -----------------
                                                          (in thousands)       (in thousands)
                   Rentals..........................              $10,536               $7,725
                   Other Income.....................                2,732                2,365
                                                         -----------------    -----------------
                   TOTAL REVENUES...................               13,268               10,090

                   Operating Expenses...............                5,307                4,559
                   Interest.........................                1,894                1,863
                   Other Income & Expenses..........                  702                  385
                   Depreciation & Amortization......                2,820                2,423
                                                         -----------------    -----------------
                   TOTAL EXPENSES...................               10,723                9,230

                                                         -----------------    -----------------
                   NET INCOME.......................               $2,545                 $860
                                                         =================    =================

     The Company recorded approximately $717,000 and $762,000 of net income from joint ventures, net of $426,000 and $206,000 depreciation, in the quarters ended March 31, 2005 and 2004, respectively, and received approximately $2.5 million and $150,000 in distributions for the quarters ended March 31, 2005 and 2004, respectively. Included in such distributions is $1.7 million return of capital received from proceeds from a refinancing. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

     During the quarter ended March 31, 2004, the Company invested approximately $29.7 million in preferred equity interests (the "Mezzanine Investment") in six entities controlled by Diversified Investments, Inc. ("Diversified"). These entities own in the aggregate 11 Properties, containing 5,054 sites. Approximately $11.7 million of the Mezzanine Investment accrues at a per annum average rate of 10%, with a minimum pay rate of 6.5%, payable quarterly, and approximately $17.9 million of the Mezzanine Investment accrues at a per annum average rate of 11%, with a minimum pay rate of 7%, payable quarterly. To the extent the minimum pay rates on the respective Mezzanine Investments are not achieved, the accrual rates increase to 12% and 13%, respectively. The Company can acquire these Properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006. The Company invested approximately $1.4 million in the Diversified entities managing these 11 Properties, which is included in prepaid expenses and other assets on the Company's Consolidated Balance Sheets. In addition, the Company invested approximately $1.4 million with Diversified in four separate Property owning entities. The Company can acquire these Properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006.


NOTE 7 - LONG-TERM BORROWINGS

     As of March 31, 2005 and December 31, 2004, the Company had outstanding mortgage indebtedness for Properties held for the long-term of approximately $1,398 million and $1,402 million, respectively, and $15 million as of March 31, 2005 and December 31, 2004 for Properties held for sale, encumbering 165 of the Company's Properties. As of March 31, 2005 and December 31, 2004, the carrying value of such Properties was approximately $1,642 million and $1,653 million, respectively.

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM BORROWINGS (CONTINUED)

     The outstanding mortgage indebtedness as of March 31, 2005 consists of:

         o Approximately $498.3 million of mortgage debt (the "Recap") consisting of 49 loans collateralized by 51 Properties beneficially owned by separate legal entities that are Subsidiaries of the Company, which we closed on October 17, 2003. Of this Mortgage Debt, $165.5 million bears interest at 5.35% per annum and matures November 1, 2008; $80.4 million bears interest at 5.72% per annum and matures November 1, 2010; $79.1 million bears interest at 6.02% per annum and matures November 1, 2013; and $173.3 million bears interest at 6.33% per annum and matures November 1, 2015. The Mortgage Debt amortizes over 30 years.

         o A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 28 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and bears interest at 7.015% per annum. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is presented net of a settled hedge of $3.0 million (net of accumulated amortization of $494,500), which is being amortized into interest expense over the life of the loan.

         o A $90.2 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

         o A $48.2 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owned by MHC Stagecoach L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures September 1, 2011.

         o A $43.4 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC Bay Indies, L.L.C. The Bay Indies Mortgage bears interest at a rate of 5.69% per annum, amortizes beginning April 17, 2003 over 25 years and matures May 1, 2013.

         o A $15.2 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010

         o Approximately $455.7 million of mortgage debt on 71 other Properties, net of a recorded $8.7 million premium being amortized over the life of the loans using the effective interest rate method. Scheduled maturities for the outstanding indebtedness are at various dates through November 1, 2027, and fixed interest rates range from 5.16% to 8.55% per annum. Included in this debt, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997.

UNSECURED LOANS

TERM LOAN

     The Company entered into a Term Loan agreement, pursuant to which it borrowed $120 million, on an unsecured basis, at LIBOR plus 1.75% per annum. The Term Loan will be due and payable on November 10, 2007, unless this initial maturity date is extended by the borrower for an additional two years upon satisfaction of certain conditions. Proceeds from this debt were used to acquire KTTI Holding Company, Inc. as part of the Thousand Trails transaction.

     During the three months ended March 31, 2005, the Company made a principal repayment of $7.2 million.

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM BORROWINGS (CONTINUED)

LINES OF CREDIT

     The Company has a $110 million credit facility with a group of banks, bearing interest at LIBOR plus 1.65% per annum that matures on August 9, 2006, which can be extended by the borrower for an additional year to August 9, 2007. As of March 31, 2005, $64.2 million was available under this facility.

     The Company entered into a $50 million facility with Wells Fargo Bank in May 2004, bearing interest at LIBOR plus 1.65% per annum that matures on May 4, 2006, which can be extended by the borrower for an additional year to May 4, 2007. As of March 31, 2005, $6.8 million was available under this facility.

     In December 2004, we fixed $180 million of this floating rate debt for one year with a weighted average interest rate of 4.7% per annum.

OTHER LOANS

     During the three months ended March 31, 2005, the Company borrowed $2.4 million to finance its insurance premium payments. This loan is due in January 2006 and bears interest at 4.07% per annum.


NOTE 8 - STOCK-BASED COMPENSATION

     We account for our stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", which results in compensation expense being recorded based on the fair value of the stock option compensation issued. SFAS No. 148 provided three possible transition methods for changing to the fair value method. Effective January 1, 2003, we elected to use the modified-prospective method, which required that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted, or settled, in fiscal years beginning after December 15, 1994. Stock-based compensation expense was approximately $680,000 and $683,000 for the quarters ended March 31, 2005 and 2004, respectively.

     Pursuant to the Stock Option Plan as discussed in Note 14 to the 2004 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the quarter ended March 31, 2005, Options for 12,968 shares of common stock were exercised for proceeds of approximately $229,000.

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND CONTINGENCIES

DEANZA SANTA CRUZ

     The customers of DeAnza Santa Cruz Mobile Estates, a Property located in Santa Cruz, California, brought several actions opposing fees and charges in connection with water service at the Property. As a result of one action, the Company rebated approximately $36,000 to the customers. The DeAnza Santa Cruz Homeowners Association ("HOA") then proceeded to a jury trial alleging these "overcharges" entitled them to an award of punitive damages. In January 1999, a jury awarded the HOA $6.0 million in punitive damages. On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgment interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the California Mobilehome Residency Law ("MRL"). The decision of the appellate court left the HOA, the plaintiff in this matter, with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. In order to resolve this matter, the Company accrued for and agreed to pay $201,000 to the HOA. This payment resolved the punitive damages claim. The HOA's attorney made a motion asking for an award of attorneys' fees and costs in the amount of approximately $1.5 million as a result of this resolution of the litigation. On April 2, 2003 the court awarded attorney's fees to the HOA's attorney in the amount of $593,000 and court costs of approximately $20,000. The Company appealed this award. On July 13, 2004, the California Court of Appeal affirmed the award of attorney's fees in favor of the HOA's attorney. In August 2004, the Company paid all related fees, costs, and interest.

OTHER CALIFORNIA RENT CONTROL LITIGATION

     As part of the Company's effort to realize the value of its Properties subject to rent control, the Company has initiated lawsuits against several municipalities in California. The Company's goal is to achieve a level of regulatory fairness in California's rent control jurisdictions, and in particular those jurisdictions that prohibit increasing rents to market upon turnover. Regulations in California allow tenants to sell their homes for a premium representing the value of the future discounted rent-controlled rents. In the Company's view, such regulation results in a transfer of the value of the Company's stockholders' land, which would otherwise be reflected in market rents, to tenants upon the sales of their homes in the form of an inflated purchase price that cannot be attributed to the value of the home being sold. As a result, in the Company's view, the Company loses the value of its asset and the selling tenant leaves the Property with a windfall premium. The Company has discovered through the litigation process that certain municipalities considered condemning the Company's Properties at values well below the value of the underlying land. In the Company's view, a failure to articulate market rents for sites governed by restrictive rent control would put the Company at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, could represent substantial lost value to stockholders. The Company is cognizant of the need for affordable housing in the jurisdictions, but asserts that restrictive rent regulation does not promote this purpose because the benefits of such regulation are fully capitalized into the prices of the homes sold. The Company estimates that the annual rent subsidy to tenants in these jurisdictions is approximately $15 million. In a more well balanced regulatory environment, the Company would receive market rents that would eliminate the subsidy and homes would trade at or near their intrinsic value.

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

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     The Company's efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin ("CMHOA"), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believes had been agreed to by the CMHOA in a settlement agreement. On May 23, 2004, the California Court of Appeal affirmed the trial court's order dismissing the Company's claims against the City of San Rafael. The trial court has set a trial date in the second quarter of 2005 on the CMHOA's remaining claims for damages. On April 26, 2005 the trial court granted in part the Company's motion for summary judgement. The trial court ruled that the Company's rent increases notices which discussed the disputed amount were not unlawful as the CMHOA had claimed. The Company intends to vigorously defend this matter. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

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

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

In addition, the Company has sued the City of Santee in Federal court alleging all three of the ordinances are unconstitutional under the Fifth Amendment to the United States Constitution because they fail to substantially advance a legitimate state interest. Thus, it is the Company's position that the ordinances are subject to invalidation as a matter of law in the Federal court action. Separately, the Federal District Court granted the City's Motion for Summary Judgment in the Company's Federal court lawsuit. This decision was based not on the merits, but on procedural grounds, including that the Company's claims were moot given its success in the state court case. The Company has sought reconsideration of this ruling and believes the outcome will be affected by the cases currently before the Ninth Circuit and United States Supreme Court.

     Moreover, in July 2004, the Ninth Circuit Court of Appeal decided the case of Cashman vs. City of Cotati, a Property owner's challenge to the City's rent control ordinance, and stated that a rent control ordinance that does not on its face provide for a mechanism to prevent the capture of a premium is unconstitutional, as a matter of law, absent sufficient externalities rendering a premium unavailable. This reasoning supports the legal position the Company has put forth in its opposition to rent control in California. The City of Cotati has petitioned the Ninth Circuit for rehearing and that petition is pending. In addition, in October 2004, the United States Supreme Court granted certiorari in State of Hawaii vs. Chevron USA, Inc., a Ninth Circuit Court of Appeal case that upholds the standard that a regulation must substantially advance a legitimate state purpose in order to be constitutionally viable. The case was argued before the United States Supreme Court on February 22, 2005. The ultimate outcome of these cases will guide the Company's continued efforts to realize the value of its Properties which are subject to rent control and the Company's efforts to achieve a level of regulatory fairness in rent control jurisdictions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a fully integrated owner and operator of resort and retirement oriented properties ("Properties"). The Company leases individual developed areas ("sites" or "pads") with access to utilities for placement of factory built homes or recreational vehicles. As of March 31, 2005, we owned or had an ownership interest in a portfolio of 275 Properties located throughout the United States containing 101,285 residential sites. These Properties are located in 25 states and British Columbia (with the number of Properties in each state or province shown parenthetically) - Florida (84), California (46), Arizona (35), Texas (15), Washington (13), Colorado (10), Oregon (9), Delaware
(7), Indiana (7), Pennsylvania (7), Nevada (6), North Carolina (6), Wisconsin
(5), Virginia (4), Illinois (3), Iowa (2), Michigan (2), New Jersey (2), Ohio
(2), South Carolina (2), Tennessee (2), Utah (2), Montana (1), New Mexico (1), New York (1), and British Columbia (1).

     The following is a discussion of the Company's outlook, interim results of operations, financial condition and liquidity and capital resources for the three months ended March 31, 2005 compared to the corresponding period in 2004. It should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and the 2004 Form 10-K. The following discussion may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect management's current views with respect to future events and financial performance. Such forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects of future events on the Company's financial performance; the adverse impact of external factors such as inflation and consumer confidence; interest rates; and the risks associated with real estate ownership.

     The following chart lists the Properties acquired, invested in, or sold since January 1, 2004.

                          PROPERTY                              TRANSACTION DATE          SITES
                          --------                              ----------------          -----
TOTAL SITES AS OF JANUARY 1, 2004 .........................                              52,482

PROPERTY OR PORTFOLIO (# OF PROPERTIES IN PARENTHESES):
     O'Connell's ..........................................     January 15, 2004            668
     Spring Gulch .........................................     January 30, 2004            420
     Paradise .............................................     February 3, 2004            950
     Twin Lakes ...........................................     February 18, 2004           400
     Lakeside .............................................     February 19, 2004            95
     Diversified Portfolio (10) ...........................     February 5, 2004          2,567
     NHC (28) .............................................     February 17, 2004        11,311
     Viewpoint ............................................     May 3, 2004               1,928
     Cactus Gardens .......................................     May 12, 2004                430
     Monte Vista ..........................................     May 13, 2004                832
     GE Portfolio (5) .....................................     May 14, 2004              1,155
     Yukon Trails .........................................     September 8, 2004           214
     Caledonia ............................................     November 4, 2004            247
     Thousand Trails (57) .................................     November 10, 2004        17,911
     Fremont ..............................................     December 30, 2004           325

JOINT VENTURES:
     Lake Myers ...........................................     December 18, 2003           425
     Pine Haven ...........................................     January 21, 2004            625
     Twin Mills ...........................................     January 27, 2004            501
     Plymouth Rock ........................................     February 10, 2004           609
     Indian Wells .........................................     February 17, 2004           350
     Mesa Verde ...........................................     May 18, 2004                345
     Winter Garden ........................................     May 18, 2004                350
     Arrowhead ............................................     August 20, 2004             377
     Sun Valley ...........................................     September 10, 2004          265
     Appalachian ..........................................     October 26, 2004            357
     Robin Hill ...........................................     November 5, 2004            270
     Round Top ............................................     December 22, 2004           319

MEZZANINE INVESTMENTS (11) ................................     February 3, 2004          5,054

EXPANSION SITE DEVELOPMENT AND OTHER:
     Sites added (reconfigured) in 2004 ...................                                 147
     Sites added (reconfigured) in 2005 ...................                                  54

DISPOSITIONS:
     Lake Placid ..........................................     May 28, 2004               (408)
     Manatee (Joint Venture) ..............................     September 1, 2004          (290)

                                                                                       --------
TOTAL SITES AS OF MARCH 31, 2005 ..........................                             101,285
                                                                                       ========

OUTLOOK

     Occupancy in our Properties as well as our ability to increase rental rates directly affect revenues. We currently have approximately 58,300 annual sites with average annual revenue of approximately $4,400 per site. We have 7,600 seasonal sites, which are leased to customers generally for 3 to 6 months, for which we expect to collect annualized rental revenues in the range of $1,800 to $1,900 per site. We also have 5,600 transient sites, occupied by customers who lease on a short-term basis, for which we expect to collect annualized rental revenues in the range of $2,000 to $2,200 per site. We expect to service 60,000 customers with these transient sites. We consider the transient revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer's vacation and travel preferences. Finally, we have approximately 17,900 Thousand Trails sites for which we receive ground rent of $16 million annually (subject to annual escalations). This rent is classified in Other Income in the Consolidated Statements of Operations. We have interests in Properties containing approximately 11,800 sites for which revenue is classified as Equity in Income from Unconsolidated Joint Ventures in the Consolidated Statements of Operations. The following table outlines the annual, seasonal and transient average results for the quarter ended March 31, 2005 and for the year ended December 31, 2004:

                             TOTAL SITES             TOTAL SITES           APPROXIMATE
                        AS OF MARCH 31, 2005     AS OF DEC. 31, 2004          ANNUAL
                          (ROUNDED TO 100S)       (ROUNDED TO 100S)       REVENUE RANGE
                        --------------------     --------------------     -------------
Community Sites ...                   45,200                   45,200     $5,400-$5,500
Resort Sites:
    Annual ........                   13,100                   13,100     $3,000-$3,200
    Seasonal ......                    7,600                    7,200     $1,800-$1,900
    Transient .....                    5,600                    6,000     $2,000-$2,200
Thousand Trails ...                   17,900                   17,900
Joint Ventures ....                   11,800                   11,800
                        --------------------      -------------------
                                     101,200                  101,200
                        ====================      ===================


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Refer to our Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. During the quarter ended March 31, 2005, there were no changes to these policies.

RESULTS OF OPERATIONS

     During the three months ended March 31, 2005, the Company designated seven Properties as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment strategy. As such, the results from operations of these Properties have been classified as income from discontinued operations. See Note 4 for summarized information for these Properties.

COMPARISON OF THE QUARTER ENDED MARCH 31, 2005 TO THE QUARTER ENDED MARCH 31,
2004

     Since December 31, 2003, the gross investment in real estate has increased from $1,315 million to $2,042 million. The total number of sites owned, controlled, or in which the Company holds an investment, has increased from 52,482 as of December 31, 2003 to 101,285 as of March 31, 2005.

PROPERTY OPERATIONS

     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods ("Core Portfolio") and the Total Portfolio for the quarters ended March 31, 2005 and 2004 (amounts in thousands).


                                                   CORE PORTFOLIO                                   TOTAL PORTFOLIO
                                    ----------------------------------------------   ----------------------------------------------
                                                            INCREASE/       %                                INCREASE/       %
                                       2005        2004    (DECREASE)     CHANGE        2005        2004    (DECREASE)     CHANGE
                                    ---------- ----------- -----------  ----------   ----------- ----------  ----------  ---------
Community base rental income....... $  50,632  $   48,828  $    1,804       3.7%     $   52,919  $   49,118       3,801      7.7%

Resort base rental income..........     5,880       5,460         420       7.7%         24,247      12,342      11,905     96.4%
Utility and other income...........     5,594       5,709        (115)     (2.0%)         7,616       6,334       1,282     20.3%
                                    ---------  ----------  ----------       ---      ----------  ----------       -----     ----
     Property operating revenues...    62,106      59,997       2,109       3.5%         84,782      67,794      16,988     25.1%
Property operating and
     maintenance...................    18,011      16,834       1,177       7.0%         26,294      20,200       6,094     30.2%
Real estate taxes..................     5,026       4,825         201       4.2%          6,160       5,264         896     17.0%
Property management................     2,567       2,518          49       1.9%          3,649       2,846         803     28.2%
                                    ---------  ----------  ----------       ---      ----------  ----------       -----     ----
     Property operating expenses...    25,604      24,177       1,427       5.9%         36,103      28,310       7,793     27.5%
                                    ---------  ----------  ----------       ---      ----------  ----------       -----     ----
Income from property operations.... $  36,502  $   35,820  $      682       1.9%     $   48,679  $   39,484       9,195     23.3%
                                    =========  ==========  ==========       ===      ==========  ==========       =====     ====

Property Operating Revenues

     The 3.5% increase in the Core Portfolio property revenues reflects (i) a 4.6% increase in rates for our community base rental income combined with a 0.9% decrease in occupancy, (ii) a 7.7% increase in revenues for our resort base income, and (iii) a decrease in utility income. Total Property revenues increased due to our 2004 acquisitions.

Property Operating Expenses

     The 5.9% increase in the Core Portfolio property operating and maintenance expense is due primarily to increases in administrative expenses, utility expenses, and insurance expenses. The increase in real estate taxes is generally due to higher property assessments on certain Properties. Property management expense, which reflects costs of managing the Properties and is estimated based on a percentage of Property revenues, remained stable.

HOME SALES OPERATIONS:

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended March 31, 2005 and 2004 (amounts in thousands).


                                                       2005          2004        VARIANCE      % CHANGE
                                                     --------      --------      --------      --------
     Gross revenues from new home sales ........     $  9,603      $  6,711      $  2,892          43.1%
     Cost of new home sales ....................       (8,319)       (6,195)       (2,124)        (34.3%)
                                                     --------      --------      --------      --------
     Gross profit from new home sales ..........        1,284           516           768         148.8%

     Gross revenues from used home sales .......          633           715           (82)        (11.5%)
     Cost of used home sales ...................         (628)         (653)           25           3.8%
                                                     --------      --------      --------      --------
     Gross profit from used home sales .........            5            62           (57)        (91.9%)

     Brokered resale revenues, net .............          606           490           116          23.7%
     Home selling expenses .....................       (2,053)       (2,073)           20           1.0%
     Ancillary services revenues, net ..........        2,136           905         1,231         136.0%
                                                     --------      --------      --------      --------

     Income (loss) from home sales and other ...     $  1,978      $   (100)     $  2,078       2,078.0%
                                                     ========      ========      ========      ========

HOME SALES VOLUMES:
       New home sales ..........................          118            92            26          28.3%
       Used home sales .........................           52            67           (15)        (22.4%)
       Brokered home resales ...................          373           327            46          14.1%

     New home sales gross profit reflects a 28.3% increase in sales volume combined with a 94% increase in the gross margin due to an increase in the average selling price of new homes in 2005 of $8,436 or 11.6% compared to 2004. Used home gross profit reflects a decrease in sales volume and a slight decrease in gross margin. Brokered resale revenues reflects increased sales volume. The increase in ancillary service revenues primarily relates to income from property amenities at our newly acquired Properties and better than expected revenues at our Core Properties.

OTHER INCOME AND EXPENSES:

     The following table summarizes other income and expenses for the quarters ended March 31, 2005 and 2004 (amounts in thousands).

                                                                                                       %
                                                             2005          2004        VARIANCE      CHANGE
                                                           --------      --------      --------      ------
Interest income ......................................     $    371      $    453      $    (82)        (18.1%)
Income from other investments ........................        4,311           290         4,021        1386.6%
Other corporate expense ..............................         (250)           --          (250)         --
General and administrative ...........................       (2,882)       (2,212)         (670)         30.3%
Rent control initiatives .............................         (570)         (629)           59          (9.4%)
Interest and related amortization ....................      (24,999)      (20,139)       (4,860)         24.1%
Depreciation on corporate assets .....................         (216)         (377)          161         (42.7%)
Depreciation on real estate assets and other costs ...      (13,498)      (10,091)       (3,407)         33.8%
                                                           --------      --------      --------      --------
     Total other income (expenses) ...................     $(37,733)     $(32,705)     $ (5,028)         15.4%
                                                           ========      ========      ========      ========

     Income from other investments increased as a result of income from the Thousand Trails transaction. Other corporate expense increased due to marketing costs for our Thousand Trails cross-marketing program. General and administrative expense increased due to increased costs associated with requirements of the Sarbanes-Oxley Act of 2002 as well as increased payroll costs. Interest expense increased primarily due to higher debt balances as a result of the 2004 acquisitions. Depreciation expense increased due to the 2004 acquisitions.

     During 2004, the Company changed the way it accounted for costs incurred in pursuing certain rent control initiatives. As a result, the Company expensed $570,000 and $629,000 for the three months ended March 31, 2005 and 2004, respectively. The Company had historically classified these costs, primarily legal, in other assets. To the extent the Company's efforts to effectively change the use and operations of the Properties were successful, the Company capitalized the costs to land improvements as an increase in the established value of the revised project and depreciated them over 30 years. To the extent these efforts were not successful, the costs would have been expensed.

Equity in Income of Unconsolidated Joint Ventures

     During 2004, we invested in preferred equity interests, the Mezzanine Investment, as defined below, in six entities containing 11 Properties and 5,054 sites. Our average return on the Mezzanine Investment accrues at a rate of 10% per annum (see Liquidity and Capital Resources - Investing Activities). We also invested approximately $1.4 million with Diversified in four separate Property owning entities. These 2004 investments contributed to the increase in equity in income from unconsolidated joint ventures.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of March 31, 2005, the Company had $7.8 million in cash and cash equivalents and $71 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, Property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital. The table below summarizes cash flow activity for the three months ended March 31, 2005 and 2004 (amounts in thousands).

                                                            FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                        ----------------------------------
                                                             2005                2004
                                                        --------------      --------------
Cash provided by operating activities .............     $       20,263      $       20,668
Cash (used in) provided by investing activities ...             (3,621)           (137,064)
Cash (used in) provided by financing activities ...            (14,103)           (191,921)
                                                        --------------      --------------
Net increase (decrease) in cash ...................     $        2,539      $     (308,317)
                                                        ==============      ==============

OPERATING ACTIVITIES

     Net cash provided by operating activities decreased $0.4 million from $20.7 million for the three months ended March 31, 2004. This decrease reflects increased inventory purchases of new homes over the same period in 2004 partially offset by increases in property operating income as discussed in "Results of Operations" above.

INVESTING ACTIVITIES

     Net cash used in investing activities reflects the impact of the following investing activities:

INVESTMENT IN AND ADVANCES TO JOINT VENTURES

     The Company recorded approximately $717,000 and $762,000 of net income from joint ventures, net of $426,000 and $206,000 depreciation in the quarters ended March 31, 2005 and 2004, respectively, and received approximately $2.5 million and $150,000 in distributions for the quarters ended March 31, 2005 and 2004, respectively. Included in such distributions is $1.7 million return of capital received from proceeds from a refinancing. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

     During the three months ended March 31, 2004, the Company invested approximately $29.7 million in preferred equity interests (the "Mezzanine Investment") in six entities controlled by Diversified Investments, Inc. ("Diversified"). These entities own in the aggregate 11 Properties, containing 5,054 sites. Approximately $11.7 million of the Mezzanine Investment accrues at a per annum average rate of 10%, with a minimum pay rate of 6.5%, payable quarterly, and approximately $17.9 million of the Mezzanine Investment accrues at a per annum average rate of 11%, with a minimum pay rate of 7%, payable quarterly. To the extent the minimum pay rates on the respective Mezzanine Investments are not achieved, the accrual rates increase to 12% and 13%, respectively. The Company can acquire these Properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006. In addition, the Company has invested approximately $1.4 million in the Diversified entities managing these 11 Properties, which is included in prepaid expenses and other assets on the Company's Consolidated Balance Sheet. We also invested approximately $1.4 million with Diversified in four separate Property owning entities. The Company can acquire these Properties in the future at capitalization rates of between 8% and 8.5%, beginning in 2006.

ACQUISITIONS

     During the three months ended March 31, 2004, we acquired 43 Properties (see footnote 4 to the unaudited interim financial statements). The combined real estate investment in these 43 Properties was approximately $344 million and was funded with monies held in short-term investments and additional debt of $232 million.

     We assumed inventory of approximately $1.1 million, other assets of $4.8 million, rents received in advance of approximately $9.6 million and other liabilities of approximately $5.8 million in connection with the 2004 acquisitions. Another $4.3 million remained in escrow while the dispute relating to the NHC acquisition was settled.

CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate costs. Recurring CapEx was approximately $2.4 million for the quarter ended March 31, 2005. Site development costs were approximately $3.7 million for the quarter ended March 31, 2005, and represent costs to develop expansion sites at certain of the Company's Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home. Corporate costs were approximately $62,000 for the quarter ended March 31, 2005.

FINANCING ACTIVITIES

     Net cash used in financing activities reflects the following financing activities:

MORTGAGES AND CREDIT FACILITIES

     Throughout the three months ended March 31, 2005, the Company borrowed $12.9 million on its line of credit and paid down $39.7 million on the line of credit funded by the Company's operations and proceeds from a preferred operating unit issue (see Equity Transactions below). The line of credit bears interest at a per annum rate of LIBOR plus 1.65%. In addition, we repaid $7.2 million on the Company's Term Loan. In December 2004, we fixed $180 million of this unsecured debt at a rate of 4.7% per annum for one year.

     Certain of the Company's mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization ("EBITDA"), limitations on certain holdings and other restrictions.

     As of March 31, 2005, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

Contractual Obligations          Total          2005        2006 (2)      2007 (3)        2008          2009        Thereafter
-------------------------     ----------      --------      --------      --------      --------      --------      ----------
Long Term Debt (1,4) ....     $1,609,187      $  8,973      $145,058      $432,919      $197,074      $ 64,450      $  760,720
Weighted average interest
rates ...................           6.03%           --          5.10%         6.10%         5.45%         6.69%           6.20%

(1) Balance excludes net premiums and discounts of $8.7 million.

(2) Includes Line of Credit repayment in 2006 of approximately $89 million. We have an option to extend this maturity for one year to 2007.

(3) Includes a Term Loan repayment in 2007 of $105,600. We have an option to extend this maturity for two successive years to 2009.

(4) Includes certain capital lease obligations totaling approximately $7.0 million. These agreements expire in June 2009 and are paid semi-annually.

     In addition, the Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2031 with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the quarters ended March 31, 2005 and 2004, ground lease rent was approximately $400,000. Minimum future rental payments under the ground leases are approximately $1.6 million for each of the next five years and approximately $26.3 million thereafter.

EQUITY TRANSACTIONS

     On March 24, 2005, the Operating Partnership issued $25 million of 8.0625% Series D Cumulative Redeemable Perpetual Preference Units (the "Series D 8% Units"), to institutional investors. The Series D 8% Units are non-callable for five years. In addition, the Operating Partnership had an existing $125 million of 9.0% Series D Cumulative Redeemable Perpetual Preference Units (the "Series D 9% Units") outstanding that were callable by the Company as of September 2003. In connection with the new issue, the Operating Partnership has agreed to extend the non-call provision of the Series D 9% Units to be coterminous with the new issue, and the institutional investors holding the Series D 9% Units have agreed to lower the rate on such units to 8.0625%. All of the units have no stated maturity or mandatory redemption. Net proceeds from the offering were used to pay down amounts outstanding under the Company's line of credit.

     On April 8, 2005, the Company paid a $0.025 per share distribution for the quarter ended March 31, 2005 to stockholders of record on March 25, 2005. On March 24, 2005, the Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D 9% Units, and for the seven days ended March 31, 2005, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million of Series D 8% Units.

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

     During the three months ended March 31, 2004, in connection with the 2004 acquisitions the Company issued 126,765 common OP units valued at $5.6 million of which approximately $4.4 million has been classified as paid-in capital. These were subsequently redeemed at the end of the year.

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

     The following table presents a calculation of FFO for the quarters ended March 31, 2005 and 2004 (amounts in thousands):

                                                                       2005         2004
                                                                     --------     --------
 COMPUTATION OF FUNDS FROM OPERATIONS:
   Net income available for Common Shares ......................     $  8,709     $  4,510
   Income allocated to Common OP Units .........................        2,373        1,039
   Depreciation on real estate assets ..........................       13,924       10,297
   Depreciation expense included in discontinued operations ....          329          340
   Gain on sale of Properties and other ........................           --         (638)
                                                                     --------     --------
      Funds from operations ....................................     $ 25,335     $ 15,548
                                                                     ========     ========

   Weighted average Common Shares outstanding - diluted ........       29,878       28,521
                                                                     ========     ========


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At March 31, 2005 approximately 99% or approximately $1.6 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $88.1 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $93.2 million.

     At March 31, 2005 approximately 1% or approximately $21 million of our outstanding debt was short-term and at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings and cash flows would increase/decrease by approximately $219,000 annually.


ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     To remediate the material weakness in the Company's internal control over financial reporting described in Item 9A of the Company's Form 10-K for the year ended December 31, 2004, during the quarter ended March 31, 2005 the Company implemented additional review procedures over the selection and monitoring of the application and interpretation of accounting principles affecting the costs incurred in pursuing rent control initiatives. There were no other material changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

         See Note 9 of the Consolidated Financial Statements contained herein.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matter to a vote of security holders during the three months ended March 31, 2005.

ITEM 6.        EXHIBITS

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






                                 EQUITY LIFESTYLE PROPERTIES, INC.




                                    BY:   /s/ Thomas P. Heneghan
                                         ----------------------------
                                         Thomas P. Heneghan
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

                                    BY:   /s/ Michael B. Berman
                                         ----------------------------
                                         Michael B. Berman
                                         Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer
                                         and Principal Accounting Officer)




DATE: May 10, 2005