Form 10-Q
period 2005-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2005-08-08
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-11718

                        EQUITY LIFESTYLE PROPERTIES, INC.
             (Exact name of registrant as specified in its Charter)

                 MARYLAND                                 36-3857664
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

    TWO NORTH RIVERSIDE PLAZA, SUITE                        60606
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

             23,289,065 shares of Common Stock as of August 2, 2005.

                        EQUITY LIFESTYLE PROPERTIES, INC.

                                TABLE OF CONTENTS

                          PART I - FINANCIAL STATEMENTS

                                                                                                      Page
                                                                                                      ----
ITEM 1.    FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004...............    3

    Consolidated Statements of Operations for the quarters and six months ended
        June 30, 2005 and 2004 (unaudited)..........................................................    4

    Consolidated Statements of Cash Flows for the six months ended
        June 30, 2005 and 2004 (unaudited)..........................................................    6

    Notes to Consolidated Financial Statements......................................................    8

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations....   22

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk...............................   38

ITEM 4.    Controls and Procedures..................................................................   38

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings........................................................................   39

ITEM 4.    Submission of Matters to a Vote of Security Holders .....................................   39

ITEM 6.    Exhibits.................................................................................   39

                        EQUITY LIFESTYLE PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    JUNE 30,     DECEMBER 31,
                                                                      2005           2004
                                                                  (UNAUDITED)
                                                                  ------------   ------------
ASSETS

Investment in real estate:
   Land ........................................................  $   473,026    $   470,587
   Land improvements ...........................................    1,454,547      1,438,923
   Buildings and other depreciable property ....................      128,201        126,280
                                                                  -----------    -----------
                                                                    2,055,774      2,035,790
   Accumulated depreciation ....................................     (350,894)      (322,867)
                                                                  -----------    -----------
     Net investment in real estate .............................    1,704,880      1,712,923
Cash and cash equivalents ......................................        7,416          5,305
Notes receivable ...............................................       12,208         13,290
Investment in and advances to joint ventures ...................       46,271         43,583
Rents receivable, net ..........................................        1,230          1,469
Deferred financing costs, net ..................................       15,273         16,162
Inventory ......................................................       57,402         50,654
Prepaid expenses and other assets ..............................       47,710         42,903
                                                                  -----------    -----------
   Total assets ................................................  $ 1,892,390    $ 1,886,289
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Mortgage notes payable and other ............................  $ 1,411,761    $ 1,417,251
   Unsecured line of credit ....................................       38,200        115,800
   Unsecured term loan .........................................      112,800        120,000
   Accounts payable and accrued expenses .......................       41,814         36,146
   Accrued interest payable ....................................        8,647          8,894
   Rents received in advance and security deposits .............       21,255         21,135
   Distributions payable .......................................          816            448
                                                                  -----------    -----------
     Total liabilities .........................................    1,635,293      1,719,674
                                                                  -----------    -----------
Commitments and contingencies

Minority interest - Common OP Units and other ..................       12,760          9,771
Minority interest - Perpetual Preferred OP Units ...............      200,000        125,000

Stockholders' equity:
   Preferred stock, $.01 par value
     10,000,000 shares authorized; none issued .................          ---            ---
   Common stock, $.01 par value
     50,000,000 shares authorized; 23,074,950 and 22,937,192
     shares issued and outstanding for June 30, 2005 and
       December 31 2004, respectively ..........................          224            224
   Paid-in capital .............................................      296,614        294,304
   Deferred compensation .......................................          (21)          (166)
   Distributions in excess of accumulated earnings .............     (252,480)      (262,518)
                                                                  -----------    -----------
     Total stockholders' equity ................................       44,337         31,844
                                                                  -----------    -----------
   Total liabilities and stockholders' equity ..................  $ 1,892,390    $ 1,886,289
                                                                  ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      QUARTERS ENDED           SIX MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                 -----------------------   -----------------------
                                                                    2005         2004         2005         2004
                                                                 ----------   ----------   ----------   ----------
PROPERTY OPERATIONS:

     Community base rental income .............................  $  53,041    $  51,192    $ 105,960    $ 100,310
     Resort base rental income ................................     14,862       12,951       39,109       25,293
     Utility and other income .................................      6,908        6,284       14,517       12,618
                                                                 ---------    ---------    ---------    ---------
         Property operating revenues ..........................     74,811       70,427      159,586      138,221

     Property operating and maintenance .......................     24,514       23,032       50,808       43,232
     Real estate taxes ........................................      6,287        5,818       12,447       11,082
     Property management ......................................      3,966        3,423        7,615        6,269
                                                                 ---------    ---------    ---------    ---------
         Property operating expenses (exclusive of
           depreciation shown separately below) ...............     34,767       32,273       70,870       60,583
                                                                 ---------    ---------    ---------    ---------
         Income from property operations ......................     40,044       38,154       88,716       77,638

HOME SALES OPERATIONS:

     Gross revenues from inventory home sales .................     17,450       10,698       27,687       18,123
     Cost of inventory home sales .............................    (15,623)      (9,280)     (24,570)     (16,128)
                                                                 ---------    ---------    ---------    ---------
         Gross profit from inventory home sales ...............      1,827        1,418        3,117        1,995
     Brokered resale revenues, net ............................        813          595        1,417        1,085
     Home selling expenses ....................................     (2,219)      (2,185)      (4,257)      (4,226)
     Ancillary services revenues, net .........................        376          728        2,512        1,633
                                                                 ---------    ---------    ---------    ---------
         Income from home sales operations and other ..........        797          556        2,789          487

OTHER INCOME (EXPENSES):

     Interest income ..........................................        312          314          683          767
     Income from other investments ............................      4,617          334        8,928          624
     Other corporate expenses .................................       (250)         ---         (500)         ---
     General and administrative ...............................     (3,835)      (2,367)      (6,717)      (4,579)
     Rent control initiatives .................................        (43)        (291)        (613)        (920)
     Interest and related amortization ........................    (25,003)     (23,031)     (50,002)     (43,170)
     Depreciation on corporate assets .........................       (223)        (427)        (439)        (804)
     Depreciation on real estate assets .......................    (13,761)     (11,666)     (27,259)     (21,756)
                                                                 ---------    ---------    ---------    ---------
         Total other income (expenses) ........................    (38,186)     (37,134)     (75,919)     (69,838)
                                                                 ---------    ---------    ---------    ---------
         Income before minority interests, equity in income
           from unconsolidated joint ventures, gain on sale of
           properties and discontinued operations .............      2,655        1,576       15,586        8,287
                                                                 ---------    ---------    ---------    ---------
     Income allocated to Common OP Units ......................       (553)         (78)      (2,864)        (952)
     Income allocated to Perpetual Preferred OP Units .........     (3,056)      (2,821)      (5,912)      (5,634)
     Equity in income from unconsolidated joint ventures ......      3,003        1,568        3,720        2,330
                                                                 ---------    ---------    ---------    ---------
         Income from continuing operations ....................      2,049          245       10,530        4,031
                                                                 ---------    ---------    ---------    ---------
DISCONTINUED OPERATIONS:

     Discontinued operations ..................................        554          614        1,173        1,206
     Depreciation on discontinued operations ..................        ---         (345)        (329)        (686)
     Gain on sale of discontinued properties ..................        ---          ---          ---          638
     Minority interests on discontinued operations ............       (116)         (54)        (178)        (219)
                                                                 ---------    ---------    ---------    ---------
         Income from discontinued operations ..................        438          215          666          939
                                                                 ---------    ---------    ---------    ---------
           NET INCOME AVAILABLE FOR COMMON SHARES .............  $   2,487    $     460    $  11,196    $   4,970
                                                                 =========    =========    =========    =========

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.

          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           QUARTERS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30,                     JUNE 30,
                                                                     --------------------------    --------------------------
                                                                         2005           2004           2005           2004
                                                                     -----------    -----------    -----------    -----------
EARNINGS PER COMMON SHARE - BASIC:

     Income from continuing operations ...........................   $      0.09    $      0.01    $      0.46    $      0.18
     Income from discontinued operations .........................          0.02           0.01           0.03           0.04
                                                                     -----------    -----------    -----------    -----------
     Net income available for Common Shares ......................   $      0.11    $      0.02    $      0.49    $      0.22
                                                                     ===========    ===========    ===========    ===========

EARNINGS PER COMMON SHARE - FULLY DILUTED:

     Income from continuing operations ...........................   $      0.09    $      0.01    $      0.45    $      0.17
     Income from discontinued operations .........................          0.02           0.01           0.03           0.04
                                                                     -----------    -----------    -----------    -----------
     Net income available for Common Shares ......................   $      0.11    $      0.02    $      0.48    $      0.21
                                                                     ===========    ===========    ===========    ===========

     Distributions declared per Common Share outstanding .........   $     0.025    $    0.0125    $     0.050    $     0.025
                                                                     ===========    ===========    ===========    ===========

     Weighted average Common Shares outstanding - basic ..........        23,042         22,737         23,008         22,706
                                                                     ===========    ===========    ===========    ===========
     Weighted average Common Shares outstanding - fully diluted ..        29,974         29,142         29,934         28,840
                                                                     ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                           JUNE 30,     JUNE 30,
                                                                             2005         2004
                                                                          ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income ........................................................  $  11,196    $   4,970
     Adjustments to reconcile net income to
       cash provided by operating activities:
         Income allocated to minority interests ........................      8,954        6,805
         Gain on sale of properties ....................................        ---         (638)
         Depreciation expense ..........................................     28,851       23,720
         Amortization expense ..........................................      1,378        1,062
         Debt premium amortization .....................................     (1,334)         ---
         Equity in income of unconsolidated joint ventures .............     (4,554)      (2,804)
         Amortization of deferred compensation .........................      1,337        1,324
         Increase in provision for uncollectible rents receivable ......        346          102
         Increase in inventory reserve .................................        300          ---
         Increase in provision for notes receivable ....................        268          ---
     Changes in assets and liabilities:
         Rents receivable ..............................................       (208)         745
         Inventory .....................................................     (7,048)      (6,863)
         Prepaid expenses and other assets .............................     (5,381)      (1,128)
         Accounts payable and accrued expenses .........................      9,183        7,003
         Rents received in advance and security deposits ...............        120       (1,644)
                                                                          ---------    ---------
     Net cash provided by operating activities .........................     43,408       32,654
                                                                          ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of rental properties ..................................     (6,587)    (137,504)
     Disposition of rental properties ..................................        ---          671
     Distributions from (investments in) joint ventures ................        801      (29,681)
     Repayment (funding) of notes receivable ...........................        915       (1,290)
     Improvements:
         Improvements - corporate ......................................       (436)        (200)
         Improvements - rental properties ..............................     (5,333)      (6,509)
         Site development costs ........................................     (7,949)      (5,695)
                                                                          ---------    ---------
     Net cash used in investing activities .............................    (18,589)    (180,208)
                                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Net proceeds from stock options and employee stock purchase plan ..      1,398        4,673
       Proceeds from issuance of Perpetual Preferred OP Units ..........     75,000          ---
       Distributions to Common Stockholders, Common OP Unitholders, and
         Perpetual Preferred OP Unitholders ............................     (7,035)    (230,586)
     Line of credit:
         Proceeds ......................................................     34,200       81,000
         Repayments ....................................................   (111,800)     (18,000)
     Term loan repayment ...............................................     (7,200)         ---
     Principal payments ................................................     (6,782)      (3,926)
     Debt issuance costs ...............................................       (489)      (1,921)
                                                                          ---------    ---------
     Net cash used in financing activities .............................    (22,708)    (168,760)
                                                                          ---------    ---------
Net increase (decrease) in cash and cash equivalents ...................      2,111     (316,314)
Cash and cash equivalents, beginning of period .........................      5,305      325,740
                                                                          ---------    ---------
Cash and cash equivalents, end of period ...............................  $   7,416    $   9,426
                                                                          =========    =========

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.

                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     JUNE 30,    JUNE 30,
                                                                                       2005        2004
                                                                                    ----------  ----------
SUPPLEMENTAL INFORMATION:

Cash paid during the period for interest ........................................   $   52,049  $   41,475
Non cash investing and financing activities:
     Mortgage debt assumed on acquisition of real estate ........................   $      ---  $  347,300
     Other assets and liabilities acquired on acquisition of real estate ........   $      ---  $   13,500
     Minority interest of 7% partner on acquisition of NHC Portfolio ............   $      ---  $    5,600
     Issuance of operating partnership units in connection with the acquisition
       of Monte Vista ...........................................................   $      ---  $   32,100
     Proceeds from loan to pay insurance premiums ...............................   $    2,404  $      ---

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

(d) Inventory

      Inventory consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Inventory is recorded net of an inventory reserve as of June 30, 2005 and December 31, 2004 of $900,000 and $600,000, respectively. Resale revenues are stated net of commissions paid to employees of $747,000 and $573,000 for the six months ended June 30, 2005 and 2004, respectively.

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

      Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We use a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. The values of above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term, which includes an estimated probability of lease renewal. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred, and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized and then expensed over their estimated useful life. However, the useful lives, salvage value, and customary depreciation method used for land improvements and other significant assets may significantly and materially overstate the depreciation of the underlying assets and therefore understate the net income of the Company.

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

(g) Notes Receivable

      Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized discounts or premiums net of a valuation allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases we finance the sales of homes to our customers (referred to as "Chattel Loans") which loans are secured by the homes. The valuation allowance for the Chattel Loans is calculated based on a comparison of the outstanding principal balance of each note compared to the N.A.D.A. value and the current market value of the underlying manufactured home collateral. These notes are recorded net of allowances of $210,000 and $250,000 as of June 30, 2005 and December 31, 2004, respectively.

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

(i) Income from Other Investments

      Income from other investments consists of ground lease income from the Thousand Trails Transaction of $8.0 million and $0 for the six months ended June 30, 2005 and 2004, respectively and income from the College Heights preferred limited partnership investment of approximately $0.5 million for the six months ended June 30, 2005 and 2004.

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

      As disclosed in the 2004 Form 10-K, approximately 70 Florida Properties suffered damage from the four hurricanes that struck Florida during August and September 2004. As of June 30, 2005, total expenditures related thereto approximated $10.1 million partially offset by receipts of $0.6 million. Approximately $0.7 million and $1.0 million for 2005 and 2004, respectively has been charged to operations as reserves related to these expenditures. The remaining portion is included in other assets as a receivable from insurance providers. The Company expects to incur additional expenditures to complete the work necessary to restore these Properties to their pre-hurricanes condition.

      Through June 30, 2005 the Company has submitted proofs of claims to carriers for substantially all hurricane related expenditures referred to in the preceding paragraph. In addition, these proofs of claims included requests for reimbursement for inventory losses, lost income as well as expected future hurricane related expenditures. The Company continues to compile the information and supporting documentation required to submit additional claims for reimbursement. While the Company believes that it has provided timely notice to its insurance providers and submitted claims in a timely fashion, the recoverability of such claims and the timing of reimbursements are based on several factors, some of which are not within the Company's control. This process will continue to impact the Company's balance sheet and cash flow until such claims are resolved, as it is impossible to predict with any certainty, the date that such recoveries from the insurance carriers will be received. In addition, there is a risk that the insurance providers will dispute some or all of the Company's claims. However, the Company believes, based on consultation with its legal and other advisors, that subject to limitations for policy deductibles there is a reasonable basis to expect all amounts claimed and to be claimed should be recoverable under the Company's insurance policies.

(k) Restatement

      During 2004, the Company changed the way it accounted for costs incurred in pursuing certain rent control initiatives. As a result, the Company expensed $613,000 and $920,000 for the six months ended June 30, 2005 and 2004, respectively, because the previous method of accounting for the costs was determined to be incorrect. The Company had historically classified these costs, primarily legal, in other assets. To the extent the Company's efforts to effectively change the use and operations of the Properties were successful, the Company capitalized the costs to land improvements as an increase in the established value of the revised project and depreciated them over 30 years. To the extent these efforts were not successful, the costs would have been expensed.

(l) Reclassifications

      Certain 2004 amounts have been reclassified to conform to the 2004 annual financial presentation. Such reclassifications have no effect on the operations or equity as originally presented.

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

      The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended June 30, 2005 and 2004 (amounts in thousands):

                                                                          QUARTERS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                    JUNE 30,
                                                                     ------------------------    ------------------------
                                                                        2005          2004          2005          2004
                                                                     ----------    ----------    ----------    ----------
NUMERATORS:

  INCOME FROM CONTINUING OPERATIONS:
       Income from continuing operations - basic .................   $    2,049    $      245    $   10,530    $    4,031
       Amounts allocated to dilutive securities ..................          553            78         2,864           952
                                                                     ----------    ----------    ----------    ----------
       Income from continuing operations - fully diluted .........   $    2,602    $      323    $   13,394    $    4,983
                                                                     ==========    ==========    ==========    ==========

  INCOME FROM DISCONTINUED OPERATIONS:
       Income from discontinued operations - basic ...............   $      438    $      215    $      666    $      939
       Amounts allocated to dilutive securities ..................          116            54           178           219
                                                                     ----------    ----------    ----------    ----------
       Income from discontinued operations - fully diluted .......   $      554    $      269    $      844    $    1,158
                                                                     ==========    ==========    ==========    ==========

  NET INCOME AVAILABLE FOR COMMON SHARES - FULLY DILUTED:
       Net income available for Common Shares - basic ............   $    2,487    $      460    $   11,196    $    4,970
       Amounts allocated to dilutive securities ..................          669           132         3,042         1,171
                                                                     ----------    ----------    ----------    ----------
       Net income available for Common Shares - fully diluted ....   $    3,156    $      592    $   14,238    $    6,141
                                                                     ==========    ==========    ==========    ==========

DENOMINATOR:
  Weighted average Common Shares outstanding - basic .............       23,042        22,737        23,008        22,706
  Effect of dilutive securities:
       Redemption of Common OP Units for Common Shares ...........        6,314         5,917         6,325         5,615
       Employee stock options and restricted shares ..............          618           488           601           519
                                                                     ----------    ----------    ----------    ----------
  Weighted average Common Shares outstanding - fully diluted .....       29,974        29,142        29,934        28,840
                                                                     ==========    ==========    ==========    ==========

                        EQUITY LIFESTYLE PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK AND RELATED TRANSACTIONS

      On June 30, 2005, the Operating Partnership issued $50 million of 7.95% Series F Cumulative Redeemable Perpetual Preference Units (the "Series F Units"), to institutional investors. The Series F Units are non-callable for five years and have no stated maturity or mandatory redemption. Net proceeds from the offering were used to pay down amounts outstanding under the Company's line of credit.

      On March 24, 2005, the Operating Partnership issued $25 million of 8.0625% Series D Cumulative Redeemable Perpetual Preference Units (the "Series D 8% Units"), to institutional investors. The Series D 8% Units are non-callable for five years. In addition, the Operating Partnership had an existing $125 million of 9.0% Series D Cumulative Redeemable Perpetual Preference Units (the "Series D 9% Units") outstanding that were callable by the Operating Partnership as of September 2004. In connection with the new issue, the Operating Partnership agreed to extend the non-call provision of the Series D 9% Units to be coterminous with the new issue, and the institutional investors holding the Series D 9% Units agreed to lower the rate on such units to 8.0625%. All of the units have no stated maturity or mandatory redemption. Net proceeds from the offering were used to pay down amounts outstanding under the Company's line of credit.

      On April 8, 2005, the Company paid a $0.025 per share distribution for the quarter ended March 31, 2005 to stockholders of record on March 25, 2005. On July 8, 2005, the Company paid a $0.025 per share distribution for the quarter ended June 30, 2005 to stockholders of record on June 24, 2005. On March 24, 2005, the Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D 9% Units, and for the seven days ended March 31, 2005, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million of Series D 8% Units. On June 30, 2005 the Operating Partnership paid distributions of 8.0625% per annum on the $150 million of Series D 8% Units.

NOTE 4 - INVESTMENT IN REAL ESTATE

      Investment in real estate is comprised of (amounts in thousands):

                                                      JUNE 30,     DECEMBER 31,
                                                        2005           2004
                                                    ------------   ------------
Properties Held for Long Term

Investment in real estate:
   Land ........................................    $   465,058    $   462,619
   Land improvements ...........................      1,421,684      1,406,246
   Buildings and other depreciable property ....        126,274        124,357
                                                    -----------    -----------
                                                      2,013,016      1,993,222
   Accumulated depreciation ....................       (336,975)      (309,277)
                                                    -----------    -----------
     Net investment in real estate .............    $ 1,676,041    $ 1,683,945
                                                    ===========    ===========


Properties Held for Sale                              JUNE 30,     DECEMBER 31,
                                                        2005           2004
                                                    ------------   ------------
Investment in real estate:
   Land ........................................    $     7,968    $     7,968
   Land improvements ...........................         32,863         32,677
   Buildings and other depreciable property ....          1,927          1,923
                                                    -----------    -----------
                                                         42,758         42,568
   Accumulated depreciation ....................        (13,919)       (13,590)
                                                    -----------    -----------
     Net investment in real estate .............    $    28,839    $    28,978
                                                    ===========    ===========

                        EQUITY LIFESTYLE PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT IN REAL ESTATE (CONTINUED)

      We actively seek to acquire additional Properties and currently are engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages that may include contracts outstanding to acquire certain Properties which are subject to satisfactory completion of our due diligence review.

      During the six months ended June 30, 2005, we acquired one Property as listed in the table below. The combined investment in real estate for this Property was approximately $6.6 million and was funded with money drawn from our line of credit (amounts in millions, except for total sites).


CLOSING DATE             PROPERTY                 LOCATION        TOTAL SITES      REAL ESTATE         DEBT        NET EQUITY
-------------        ----------------           ------------      -----------      -----------       -------       ----------
June 20, 2005        San Francisco RV           Pacifica, CA           182           $   6.6         $   ---        $    6.6

      All acquisitions have been accounted for utilizing the purchase method of accounting, and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be recorded within one year following the acquisitions. We acquired all of these Properties from unaffiliated third parties.

      As of March 31, 2005, the Company designated seven Properties as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. The Company expects to sell these Properties within 12 months from the date determined to designate these Properties as held for sale for proceeds greater than their net book value. As such, the results from operations of these Properties have been classified as income from discontinued operations. The seven Properties classified as held for disposition are summarized in the table below.

                       Property              Location         Sites
               ----------------------    ----------------     -----
               Casa Village..........    Billings, MT          490
               Creekside.............    Wyoming, MI           165
               Del Rey...............    Albuquerque, NM       407
               Five Seasons..........    Cedar Rapids, IA      390
               Forest Oaks...........    Chesterton, IN        227
               Holiday Village.......    Sioux City, IA        519
               Windsong..............    Indianapolis, IN      268

                        EQUITY LIFESTYLE PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT IN REAL ESTATE (CONTINUED)

      The following table summarizes the combined results of operations of the seven Properties held for sale for the quarter and six months ended June 30, 2005, and eight Properties, including one Property sold during the second quarter of 2004, for the quarter and six months ended June 30, 2004 (amounts in thousands).

                                                          QUARTERS ENDED       SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                         2005       2004       2005       2004
                                                       --------   --------   --------   --------
Rental income .......................................  $ 1,543    $ 1,749    $ 3,149    $ 3,536
Utility and other income ............................      147        170        321        364
                                                       -------    -------    -------    -------
   Property operating revenues ......................    1,690      1,919      3,470      3,900

Property operating expenses .........................      893      1,050      1,818      2,107
                                                       -------    -------    -------    -------
   Income from property operations ..................      797        869      1,652      1,793

Income (loss) from home sales operations and other ..       (7)         7         (9)       (71)

Interest ............................................     (228)      (253)      (454)      (499)
Amortization ........................................       (8)        (9)       (16)       (17)
Depreciation ........................................      ---       (345)      (329)      (686)
                                                       -------    -------    -------    -------
   Total other expenses .............................     (236)      (607)      (799)    (1,202)
                                                       -------    -------    -------    -------
Gain on sale ........................................      ---        ---        ---        638
Minority interest ...................................     (116)       (54)      (178)      (219)
                                                       -------    -------    -------    -------
Net income ..........................................  $   438    $   215    $   666    $   939
                                                       =======    =======    =======    =======

NOTE 5 - NOTES RECEIVABLE

      As of June 30, 2005 and December 31, 2004, the Company had approximately $12.2 million and $13.3 million in notes receivable, respectively. The Company has approximately $11.9 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.3%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by manufactured homes at certain of the Properties. The Company has approximately $403,000 in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of Common OP Units and partnership interests in certain joint ventures.

NOTE 6 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES

      The Company recorded approximately $3.7 million and $2.3 million of net income from joint ventures, net of $0.8 million and $0.5 million of depreciation expense, in the six months ended June 30, 2005 and 2004, respectively. The Company received approximately $7.8 million and $2.2 million in distributions for the six months ended June 30, 2005 and 2004, respectively, $1.2 million and $0.5 million exceeded the Company's basis and thus was recorded in equity in income from joint ventures. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

      During the six months ended June 30, 2005, the Company invested approximately $7 million for a 50 percent preferred joint venture interest in three properties located near Bar Harbor, Maine.

                        EQUITY LIFESTYLE PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES (CONTINUED)

      The following table summarizes the Company's investments in unconsolidated joint ventures:

                                             NUMBER OF    ECONOMIC     INVESTMENT AS OF   INVESTMENT AS
         PROPERTY               LOCATION       SITES    INTEREST (a)    JUNE 30, 2005    OF DEC. 31, 2004
---------------------------  --------------  ---------  ------------   ----------------  ----------------
                                                                        (in thousands)    (in thousands)
Trails West................  Tucson, AZ           503      50%              $     ---        $    1,731
Plantation.................  Calimesa, CA         385      50%                    ---             3,032
Home.......................  Hallandale, FL       136      90%                    ---               ---
Villa del Sol..............  Sarasota, FL         207      90%                    642               630
Voyager....................  Tucson, AZ           767      25%                  3,187             3,010
Mezzanine Investments......  Various            5,054     ---                  31,801            31,207
Indian Wells...............  Indio, CA            350      30%                    229               271
Diversified Investments....  Various            4,443      25%                  3,457             3,702
Mt. Desert Narrows.........  Bar Harbor, ME       221      50%                  3,988               ---
Narrows Too................  Trenton, ME          110      50%                  1,720               ---
Patten Pond................  Ellsworth, ME        164      50%                  1,247               ---
                                               ------                       ---------        ----------
                                               12,340                       $  46,271        $   43,583
                                               ======                       =========        ==========

(a) The percentages shown approximate the Company's economic interest. The Company's legal interest may differ.

      The following tables represent combined summarized financial information of the unconsolidated real estate joint ventures (amounts in thousands).

                                            BALANCE SHEET
                     -----------------------------------------------------------
                                                                  AS OF
                                                         JUNE 30,   DECEMBER 31,
                                                           2005         2004
                                                         --------   ------------
                     ASSET

                         Real estate, net .............  $193,083       $183,480
                         Other assets .................    23,882         22,646
                                                         --------       --------
                     TOTAL ASSETS .....................  $216,965       $206,126
                                                         ========       ========

                     LIABILITIES

                         Mortgage debt & other loans ..  $165,053       $152,682
                         Other liabilities ............    14,095         13,485
                         Partners' equity .............    37,817         39,959
                                                         --------       --------
                     TOTAL LIABILITIES AND EQUITY .....  $216,965       $206,126
                                                         ========       ========

                                          STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------------------------------
                                    FOR THE QUARTERS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                       2005                 2004           2005               2004
                                    ----------          -----------    -----------      ----------------
Rentals..........................   $   7,493           $    6,166     $   16,295       $       14,188
Other Income.....................       1,639                1,544          4,416                3,978
                                    ---------           ----------     ----------       --------------
TOTAL REVENUES...................       9,132                7,710         20,711               18,166

Operating Expenses...............       4,611                4,259          9,875                8,955
Interest.........................       2,565                1,741          4,545                3,582
Other Income & Expenses..........         371                  339          1,119                  724
Depreciation & Amortization......       2,830                2,481          5,563                4,895
                                    ---------           ----------     ----------       --------------
TOTAL EXPENSES...................      10,377                8,820         21,102               18,156
                                    ---------           ----------     ----------       --------------
NET (LOSS)/INCOME................   $  (1,245)          $   (1,110)    $     (391)      $           10
                                    =========           ==========     ==========       ==============

                        EQUITY LIFESTYLE PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM BORROWINGS

      As of June 30, 2005 and December 31, 2004, the Company had outstanding mortgage indebtedness for Properties held for the long-term of approximately $1,395 million and $1,402 million, respectively, and $15 million as of June 30, 2005 and December 31, 2004 for Properties held for sale, encumbering 165 of the Company's Properties. As of June 30, 2005 and December 31, 2004, the carrying value of such Properties was approximately $1,679 million and $1,653 million, respectively.

      The outstanding mortgage indebtedness as of June 30, 2005 consists of:

      - Approximately $497.5 million of mortgage debt consisting of 49 loans collateralized by 51 Properties beneficially owned by separate legal entities that are Subsidiaries of the Company, which we closed on October 17, 2003. Of this mortgage debt, $165 million bears interest at 5.35% per annum and matures November 1, 2008; $80.1 million bears interest at 5.72% per annum and matures November 1, 2010; $79.1 million bears interest at 6.02% per annum and matures November 1, 2013; and $173.3 million bears interest at 6.33% per annum and matures November 1, 2015. The mortgage debt amortizes over 30 years.

      - A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 28 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and bears interest at 7.015% per annum. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is presented net of a settled hedge of $3.0 million (net of accumulated amortization of $522,031), which is being amortized into interest expense over the life of the loan.

      - A $90.0 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

      - A $48.1 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owned by MHC Stagecoach L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures September 1, 2011.

      - A $43.2 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC Bay Indies, L.L.C. The Bay Indies Mortgage bears interest at a rate of 5.69% per annum, amortizes beginning April 17, 2003 over 25 years and matures May 1, 2013.

      - A $15.1 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

      - Approximately $453.8 million of mortgage debt on 71 other Properties, net of a recorded $10.4 million premium being amortized over the life of the loans using the effective interest rate method. Scheduled maturities for the outstanding indebtedness are at various dates through November 1, 2027, and fixed interest rates range from 5.16% to 8.55% per annum. Included in this debt, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997.

                        EQUITY LIFESTYLE PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM BORROWINGS (CONTINUED)

UNSECURED LOANS

TERM LOAN

      The Company has a Term Loan agreement, pursuant to which it borrowed $120 million, on an unsecured basis, at LIBOR plus 1.75% per annum. The Term Loan will be due and payable on November 10, 2007, unless this initial maturity date is extended by the borrower for an additional two years upon satisfaction of certain conditions. Proceeds from this debt were used to acquire KTTI Holding Company, Inc. as part of the Thousand Trails transaction. During the six months ended June 30, 2005, the Company made a principal repayment of $7.2 million.

LINES OF CREDIT

      The Company has a $110 million credit facility with a group of banks, bearing interest at LIBOR plus 1.65% per annum that matures on August 9, 2006, which can be extended by the borrower for an additional year to August 9, 2007. As of June 30, 2005, $82.2 million was available under this facility.

      The Company has a $50 million credit facility with Wells Fargo Bank bearing interest at LIBOR plus 1.65% per annum that matures on May 4, 2006, which can be extended by the borrower for an additional year to May 4, 2007. As of June 30, 2005, $39.6 million was available under this facility.

OTHER LOANS

     During the six months ended June 30, 2005, the Company borrowed $2.4 million to finance its insurance premium payments. As of June 30, 2005, $1.6 million remained outstanding. This loan is due in January 2006 and bears interest at 4.07% per annum.

NOTE 8 - STOCK-BASED COMPENSATION

      We account for our stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", which results in compensation expense being recorded based on the fair value of the stock option compensation issued. SFAS No. 148 provided three possible transition methods for changing to the fair value method. Effective January 1, 2003, we elected to use the modified-prospective method, which required that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted, or settled, in fiscal years beginning after December 15, 1994. Stock-based compensation expense was approximately $1,337,000 and $1,324,000 for the six months ended June 30, 2005 and 2004, respectively.

      Pursuant to the Stock Option Plan as discussed in Note 14 to the 2004 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the six months ended June 30, 2005, Options for 26,083 shares of common stock were exercised for proceeds of approximately $383,000.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS 123. We expect to adopt FAS 123(R) on January 1, 2006 using the modified prospective method. The adoption of this standard will have an immaterial effect on the financial statements. Had we adopted FAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FAS 123.

                        EQUITY LIFESTYLE PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES

DEANZA SANTA CRUZ

      The customers of DeAnza Santa Cruz Mobile Estates, a Property located in Santa Cruz, California, brought several actions opposing fees and charges in connection with water service at the Property. As a result of one action, the Company rebated approximately $36,000 to the customers. The DeAnza Santa Cruz Homeowners Association ("HOA") then proceeded to a jury trial alleging these "overcharges" entitled them to an award of punitive damages. In January 1999, a jury awarded the HOA $6.0 million in punitive damages. On December 21, 2001 the California Court of Appeal for the Sixth District reversed the $6.0 million punitive damage award, the related award of attorneys' fees, and, as a result, all post-judgment interest thereon, on the basis that punitive damages are not available as a remedy for a statutory violation of the California Mobilehome Residency Law ("MRL"). The decision of the appellate court left the HOA, the plaintiff in this matter, with the right to seek a new trial in which it must prove its entitlement to either the statutory penalty and attorneys' fees available under the MRL or punitive damages based on causes of action for fraud, misrepresentation or other tort. In order to resolve this matter, the Company accrued for and agreed to pay $201,000 to the HOA. This payment resolved the punitive damages claim. The HOA's attorney made a motion asking for an award of attorneys' fees and costs in the amount of approximately $1.5 million as a result of this resolution of the litigation. On April 2, 2003 the court awarded attorney's fees to the HOA's attorney in the amount of $593,000 and court costs of approximately $20,000. The Company appealed this award. On July 13, 2004, the California Court of Appeal affirmed the award of attorney's fees in favor of the HOA's attorney. In August 2004, the Company paid all related fees, costs and interest.

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

      In connection with such efforts, the Company announced it has entered into a settlement agreement with the City of Santa Cruz, California and that, pursuant to the settlement agreement, the City amended its rent control ordinance to exempt the Company's Property from rent control as long as the Company offers a long term lease which gives the Company the ability to increase rents to market upon turnover and bases annual rent increases on the CPI. The settlement agreement benefits the Company's stockholders by allowing them to receive the value of their investment in this Property through vacancy decontrol while preserving annual CPI based rent increases in this age-restricted Property.

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

      The Company's efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin ("CMHOA"), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believes had been agreed to by the CMHOA in a settlement agreement. On May 23, 2004, the California Court of Appeal affirmed the trial court's order dismissing the Company's claims against the City of San Rafael. The CMHOA continues to seek damages from the Company in this matter. The Company intends to vigorously defend this matter. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

      Similarly, in June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the "prior ordinance"). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinances and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The court of appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively. On remand the trial court is directed to decide the issue of damages to the Company which the Company believes is consistent with the Company receiving the economic benefit of invalidating one of the ordinances and also consistent with the Company's position that it is entitled to market rent and not merely a higher amount of regulated rent. In the remand action, the City of Sautee has filed a motion seeking restitution of amounts collected by the Company following the judgment. The motion is expected to be heard in the third quarter of 2005 and will be vigorously contested by the Company. The Company also intends to vigorously defend the two new lawsuits.

      In addition, the Company has sued the City of Santee in Federal court alleging all three of the ordinances are unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. Thus, it is the Company's position that the ordinances are subject to invalidation as a matter of law in the Federal court action. Separately, the Federal District Court granted the City's Motion for Summary Judgment in the Company's Federal court lawsuit. This decision was based not on the merits, but on procedural grounds, including that the Company's claims were moot given its success in the state court case. The Company will appeal the decision.

                        EQUITY LIFESTYLE PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

      In October 2004, the United States Supreme Court granted certiorari in State of Hawaii vs. Chevron USA, Inc., a Ninth Circuit Court of Appeal case that upheld the standard that a regulation must substantially advance a legitimate state purpose in order to be constitutionally viable under the Fifth Amendment. On May 24, 2005 the United States Supreme Court reversed the Ninth Circuit Court of Appeal in an opinion that clarified the standard of review for regulatory takings brought under the Fifth Amendment. The Supreme Court held that the heightened scrutiny applied by the Ninth Circuit is not the applicable standard in a regulatory takings analysis, but is an appropriate factor for determining if a due process violation has occurred. The Court further clarified that regulatory takings would be determined in significant part by an analysis of the economic impact of the regulation. The Company believes that the severity of the economic impact on its Properties caused by rent control will enable it to continue to challenge the rent regulations under the Fifth Amendment and the due process clause.

DISPUTE WITH LAS GALLINAS VALLEY SANITARY DISTRICT

      In November 2004, the Company received a Compliance Order (the "Compliance Order") from the Las Gallinas Valley Sanitary District (the "District"), relating to the Company's Contempo Marin Property in San Rafael, California. The Compliance Order directed the Company to submit and implement a plan to bring the Property's domestic wastewater discharges into compliance with the applicable District ordinance (the "Ordinance"), and to ensure continued compliance with the Ordinance in the future.

      Without admitting any violation of the Ordinance, the Company promptly engaged a consultant to review the Property's sewage collection system and prepare a compliance plan to be submitted to the District. The District approved the compliance plan in January 2005, and the Company promptly took all necessary actions to implement same.

      Thereafter, the Company received a letter dated June 2, 2005 from the District's attorney (the "June 2 Letter"), acknowledging that the Company has "taken measures to bring the [Property's] private sanitary system into compliance" with the Ordinance, but claiming that prior discharges from the Property had damaged the District's sewers and pump stations in the amount of approximately $368,000. The letter threatened legal action if necessary to recover the cost of repairing such damage. By letter dated June 23, 2005, counsel for the Company denied the District's claims set forth in the June 2 Letter.

      The Company believes that it has complied with the Compliance Order. The Company further believes that the allegations in the June 2 Letter are without merit, and will vigorously defend against any such claims by the District.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is a fully integrated owner and operator of resort and retirement oriented properties ("Properties"). The Company leases individual developed areas ("sites" or "pads") with access to utilities for placement of factory built homes or recreational vehicles. As of June 30, 2005, we owned or had an ownership interest in a portfolio of 279 Properties located throughout the United States containing 101,960 residential sites. These Properties are located in 26 states and British Columbia (with the number of Properties in each state or province shown parenthetically) - Florida (84), California (47), Arizona (35), Texas (15), Washington (13), Colorado (10), Oregon (9), Delaware
(7), Indiana (7), Pennsylvania (7), Nevada (6), North Carolina (6), Wisconsin
(5), Virginia (4), Illinois (3), Maine (3), Iowa (2), Michigan (2), New Jersey
(2), Ohio (2), South Carolina (2), Tennessee (2), Utah (2), Montana (1), New Mexico (1), New York (1), and British Columbia (1).

      This report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as "anticipate", "expect", "believe", "intend", "may be" and "will be" and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to: in the age-qualified communities, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial markets volatility; in the all-age communities, results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing, and competition from alternative housing options including site-built single-family housing; our ability to maintain rental rates and occupancy with respect to properties currently owned or pending acquisitions; our assumptions about rental and home sales markets; the completion of pending acquisitions and timing with respect thereto; the effect of interest rates as well as other risks indicated from time to time in our filings with the Securities and Exchange Commission. These forward-looking statements are based on management's present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. ELS is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

RISK FACTORS

OUR PERFORMANCE AND COMMON STOCK VALUE ARE SUBJECT TO RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY.

Adverse Economic Conditions and Other Factors Could Adversely Affect the Value of Our Properties and Our Cash Flow. Several factors may adversely affect the economic performance and value of our Properties. These factors include:

-     changes in the national, regional and local economic climate;

- local conditions such as an oversupply of resort and retirement oriented properties or a reduction in demand for resort and retirement oriented properties in the area, the attractiveness of our Properties to customers, competition from manufactured home communities and other resort and retirement oriented properties and alternative forms of housing (such as apartment buildings and site-built single family homes);

- our ability to collect rent from customers and pay maintenance, insurance and other operating costs (including real estate taxes), which could increase over time;

- the failure of our assets to generate income sufficient to pay our expenses, service our debt and maintain our Properties, which may adversely affect our ability to make expected distributions to our stockholders;

- our inability to meet mortgage payments on any Property that is mortgaged, in which case the lender could foreclose on the mortgage and take the Property;

- interest rate levels and the availability of financing, which may adversely affect our financial condition; and

- changes in laws and governmental regulations (including rent control laws and regulations governing usage, zoning and taxes), which may adversely affect our financial condition.

New Acquisitions May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties. We intend to continue to acquire Properties. Newly acquired Properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired Property up to standards established for its intended market position. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management attention. Additionally, we expect that other real estate investors with significant capital will compete with us for attractive investment opportunities. These competitors include publicly traded REITs, private REITs and other types of investors. Such competition increases prices for Properties. We expect to acquire Properties with cash from secured or unsecured financings and proceeds from offerings of equity or debt. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.

Because Real Estate Investments Are Illiquid, We May Not be Able to Sell Properties When Appropriate. Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions, forcing us to accept lower than market value. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to service debt and make distributions to our stockholders.

Some Potential Losses Are Not Covered by Insurance. We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our Properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, that generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property.

DEBT FINANCING, FINANCIAL COVENANTS AND DEGREE OF LEVERAGE COULD ADVERSELY AFFECT OUR ECONOMIC PERFORMANCE.

Scheduled Debt Payments Could Adversely Affect Our Financial Condition. Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $1.56 billion as of June 30, 2005. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

- our cash flow could be insufficient to pay distributions at expected levels and meet required payments of principal and interest;

- we will be required to use a substantial portion of our cash flow from operations to pay our indebtedness, thereby reducing the availability of our cash flow to fund the implementation of our business strategy, acquisitions, capital expenditures and other general corporate purposes;

- our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

- we may not be able to refinance existing indebtedness (which in virtually all cases requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness;

- if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt; and

- if prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) result in higher interest rates, increased interest expense would adversely affect cash flow and our ability to service debt and make distributions to stockholders.

Financial Covenants Could Adversely Affect Our Financial Condition. If a Property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the Property, resulting in loss of income and asset value. The mortgages on our Properties contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the Property and to discontinue insurance coverage. In addition, our credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt. Foreclosure on mortgaged Properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations.

Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing. Our debt to market capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding Common Stock and Units held by parties other than the Company) is approximately 57% as of June 30, 2005. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes us more vulnerable to a downturn in business or the economy generally.

WE DEPEND ON OUR SUBSIDIARIES' DIVIDENDS AND DISTRIBUTIONS.

      Substantially all of our assets are indirectly held through the Operating Partnership. As a result, we have no source of operating cash flow other than from distributions from the Operating Partnership. Our ability to pay dividends to holders of Common Stock depends on the Operating Partnership's ability first to satisfy its obligations to its creditors and make distributions payable to third party holders of its preferred Units and then to make distributions to MHC Trust and common Unit holders. Similarly, MHC Trust must satisfy its obligations to its creditors and preferred shareholders before making common stock distributions to us.

STOCKHOLDERS' ABILITY TO EFFECT CHANGES OF CONTROL OF THE COMPANY IS LIMITED.

Provisions of Our Charter and Bylaws Could Inhibit Changes of Control. Certain provisions of our charter and bylaws may delay or prevent a change of control of the Company or other transactions that could provide our stockholders with a premium over the then-prevailing market price of their Common Stock or which might otherwise be in the best interest of our stockholders. These include the Ownership Limit described below. Also, any future series of preferred stock may have certain voting provisions that could delay or prevent a change of control or other transaction that might involve a premium price or otherwise be good for our stockholders.

Maryland Law Imposes Certain Limitations on Changes of Control. Certain provisions of Maryland law prohibit "business combinations" (including certain issuances of equity securities) with any person who beneficially owns ten percent or more of the voting power of outstanding Common Stock, or with an affiliate of the Company who, at any time within the two-year period prior to the date in question, was the owner of ten percent or more of the voting power of the outstanding voting stock (an "Interested Stockholder"), or with an affiliate of an Interested Stockholder. These prohibitions last for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder. After the five-year period, a business combination with an Interested Stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for its shares of Common Stock. The Board of Directors has exempted from these provisions under the Maryland law any business combination with Samuel Zell, who is the Chairman of the Board of the Company, certain holders of Units who received them at the time of our initial public offering, the General Motors Hourly Rate Employees Pension Trust and the General Motors Salaried Employees Pension Trust, and our officers who acquired Common Stock at the time we were formed and each and every affiliate of theirs.

We Have a Stock Ownership Limit for REIT Tax Purposes. To remain qualified as a REIT for U.S. federal income tax purposes, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any taxable year. To facilitate maintenance of our REIT qualification, our charter, subject to certain exceptions, prohibits Beneficial Ownership (as defined in our charter) by any single stockholder of more than 5% (in value or number of shares, whichever is more restrictive) of our outstanding capital stock. We refer to this as the "Ownership Limit." Within certain limits, our charter permits the Board of Directors to increase the Ownership Limit with respect to any class or series of stock. The Board of Directors, upon receipt of a ruling from the Internal Revenue Service, opinion of counsel, or other evidence satisfactory to the Board of Directors and upon fifteen days prior written notice of a proposed transfer which, if consummated, would result in the transferee owning shares in excess of the Ownership Limitation, and upon such other conditions as the Board of Directors may direct, may exempt a stockholder from the Ownership Limitation. Absent any such exemption, capital stock acquired or held in violation of the Ownership Limit will be transferred by operation of law to us as trustee for the benefit of the person to whom such capital stock is ultimately transferred, and the stockholder's rights to distributions and to vote would terminate. Such stockholder would be entitled to receive, from the proceeds of any subsequent sale of the capital stock transferred to us as trustee, the lesser of (i) the price paid for the capital stock or, if the owner did not pay for the capital stock (for example, in the case of a gift, devise of other such transaction), the market price of the capital stock on the date of the event causing the capital stock to be transferred to us as trustee or (ii) the amount realized from such sale. A transfer of capital stock may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control of the Company and, therefore, could adversely affect our stockholders' ability to realize a premium over the then-prevailing market price for their Common Stock.

CONFLICTS OF INTEREST COULD INFLUENCE THE COMPANY'S DECISIONS.

Certain Stockholders Could Exercise Influence in a Manner Inconsistent With the Stockholders' Best Interests. As of June 30, 2005, Mr. Zell and certain affiliated holders beneficially owned approximately 14.3% of our outstanding Common Stock (in each case including Common Stock issuable upon the exercise of stock options and the exchange of Units). Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders.

Mr. Zell and His Affiliates Continue to be Involved in Other Investment Activities. Mr. Zell and his affiliates have a broad and varied range of investment interests, including interests in other real estate investment companies involved in other forms of housing, including multifamily housing. Mr. Zell and his affiliates may acquire interests in other companies. Mr. Zell may not be able to control whether any such company competes with the Company. Consequently, Mr. Zell's continued involvement in other investment activities could result in competition to the Company as well as management decisions which might not reflect the interests of our stockholders.

RISK OF EMINENT DOMAIN AND TENANT LITIGATION.

      We own properties in certain areas of the country where real estate values have increased faster than rental rates in our Properties either because of locally imposed rent control or long term leases. In such areas, we have learned that local government has investigated the possibility of seeking to take our Properties by eminent domain at values below the value of the underlying land. While no such eminent domain proceeding has been commenced, and we would exercise all of our rights in connection with any such proceeding, successful condemnation proceedings by municipalities could adversely affect our financial condition. Moreover, certain of our Properties located in California are subject to rent control ordinances, some of which not only severely restrict ongoing rent increases but which prohibit us from increasing rents upon turnover. Such regulation allows customers to sell their homes for a premium representing the value of the future discounted rent-controlled rents. As part of our effort to realize the value of our Properties subject to rent control, we have initiated lawsuits against several municipalities in California. In response to our efforts, tenant groups have filed lawsuits against us seeking not only to limit rent increases, but to be awarded large damage awards. If we are unsuccessful in our efforts to challenge rent control ordinances, it is likely that we will not be able to charge rents that reflect the intrinsic value of the affected Properties. Finally, tenant groups in non-rent controlled markets have also attempted to use litigation as a means of protecting themselves from rent increases reflecting the rental value of the Property. An unfavorable outcome in the customer group lawsuits could have an adverse impact on our financial condition.

ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND CAN BE COSTLY.

      Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

      Environmental laws also govern the presence, maintenance and removal of asbestos. Such laws require that owners or operators of property containing asbestos properly manage and maintain the asbestos, that they notify and train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on real property owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

WE HAVE A SIGNIFICANT CONCENTRATION OF PROPERTIES IN FLORIDA AND CALIFORNIA, AND NATURAL DISASTERS OR OTHER CATASTROPHIC EVENTS IN THESE OR OTHER STATES COULD ADVERSELY AFFECT THE VALUE OF OUR PROPERTIES AND OUR CASH FLOW.

      As of June 30, 2005, we owned or had an ownership interest in 279 Properties located in 26 states and British Columbia, including 84 Properties located in Florida and 47 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties. While we have obtained insurance policies providing certain coverage against damage from fire, flood, property, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that the Company must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures incurred by us and reimbursements received from the insurance providers, could adversely affect our economic performance.

MARKET INTEREST RATES MAY HAVE AN EFFECT ON THE VALUE OF OUR COMMON STOCK.

      One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rates with respect to such shares (as a percentage of the price of such shares) relative to market interest rates. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would not, however, result in more funds for us to distribute and, in fact, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our publicly traded securities to go down.

WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL.

      To qualify as a REIT, we must distribute to our stockholders each year at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain). In addition, we intend to distribute all or substantially all of our net income so that we will generally not be subject to U.S. federal income tax on our earnings. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including for acquisitions, from income from operations. We therefore will have to rely on third-party sources of debt and equity capital financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including conditions in the capital markets generally and the market's perception of our growth potential and our current and potential future earnings.

Moreover, additional equity offerings may result in substantial dilution of stockholders' interests, and additional debt financing may substantially increase our leverage.

OUR QUALIFICATION AS A REIT IS DEPENDENT ON COMPLIANCE WITH U.S. FEDERAL INCOME TAX REQUIREMENTS.

      We believe we have been organized and operated in a manner so as to qualify for taxation as a REIT, and we intend to continue to operate so as to qualify as a REIT for U.S. federal income tax purposes. Qualification as a REIT for U.S. federal income tax purposes, however, is governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. Our qualification as a REIT requires analysis of various facts and circumstances that may not be entirely within our control, and we cannot provide any assurance that the Internal Revenue Service (the "IRS") will agree with our analysis. These matters can affect our qualification as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the U.S. federal income tax consequences of qualification as a REIT.

      If, with respect to any taxable year, we fail to maintain our qualification as a REIT (and specified relief provisions under the Code were not applicable to such disqualification), we could not deduct distributions to stockholders in computing our net taxable income and we would be subject to U.S. federal income tax on our net taxable income at regular corporate rates. Any U.S. federal income tax payable could include applicable alternative minimum tax. If we had to pay U.S. federal income tax, the amount of money available to distribute to stockholders and pay indebtedness would be reduced for the year or years involved, and we would no longer be required to distribute money to stockholders. In addition, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless we were entitled to relief under the relevant statutory provisions. Although we currently intend to operate in a manner designed to allow us to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to revoke the REIT election.

      The following chart lists the Properties acquired, invested in, or sold since January 1, 2004.

                         PROPERTY                              TRANSACTION DATE           SITES
-----------------------------------------------------------   ------------------         --------
TOTAL SITES AS OF JANUARY 1, 2004.......................................                  52,482

PROPERTY OR PORTFOLIO (# OF PROPERTIES IN PARENTHESES):
     O'Connell's ..........................................   January 15, 2004               668
     Spring Gulch..........................................   January 30, 2004               420
     Paradise..............................................   February 3, 2004               950
     Twin Lakes............................................   February 18, 2004              400
     Lakeside..............................................   February 19, 2004               95
     Diversified Portfolio (10)............................   February 5, 2004             2,567
     NHC (28)..............................................   February 17, 2004           11,311
     Viewpoint.............................................   May 3, 2004                  1,928
     Cactus Gardens........................................   May 12, 2004                   430
     Monte Vista...........................................   May 13, 2004                   832
     GE Portfolio (5)......................................   May 14, 2004                 1,155
     Yukon Trails..........................................   September 8, 2004              214
     Caledonia.............................................   November 4, 2004               247
     Thousand Trails (57)..................................   November 10, 2004           17,911
     Fremont...............................................   December 30, 2004              325
     San Francisco RV......................................   June 20, 2005                  182

JOINT VENTURES:
     Lake Myers............................................   December 18, 2003              425
     Pine Haven............................................   January 21, 2004               625
     Twin Mills............................................   January 27, 2004               501
     Plymouth Rock.........................................   February 10, 2004              609
     Indian Wells..........................................   February 17, 2004              350
     Mesa Verde............................................   May 18, 2004                   345
     Winter Garden.........................................   May 18, 2004                   350
     Arrowhead.............................................   August 20, 2004                377
     Sun Valley............................................   September 10, 2004             265
     Appalachian...........................................   October 26, 2004               357
     Robin Hill............................................   November 5, 2004               270
     Round Top.............................................   December 22, 2004              319
     Mt. Desert Narrows....................................   April 7, 2005                  221
     Narrows Too...........................................   April 7, 2005                  110
     Patten Pond...........................................   April 7, 2005                  164

MEZZANINE INVESTMENTS (11).................................   February 3, 2004             5,054

EXPANSION SITE DEVELOPMENT AND OTHER:
     Sites added (reconfigured) in 2004.................................                     147
     Sites added (reconfigured) in 2005.................................                      52

DISPOSITIONS:
     Lake Placid...........................................   May 28, 2004                  (408)
     Manatee (Joint Venture)...............................   September 1, 2004             (290)

                                                                                         -------
TOTAL SITES AS OF JUNE 30, 2005.........................................                 101,960
                                                                                         =======

OUTLOOK

      Occupancy in our Properties as well as our ability to increase rental rates directly affect revenues. We currently have approximately 58,300 annual sites for which we expect to have average annual revenue of approximately $4,400 per site. We have 7,600 seasonal sites, which are leased to customers generally for 3 to 6 months, for which we expect to collect annualized rental revenues in the range of $1,800 to $1,900 per site. We also have 5,600 transient sites, occupied by customers who lease on a short-term basis, for which we expect to collect annualized rental revenues in the range of $2,000 to $2,200 per site. We expect to service 60,000 customers with these transient sites. We consider the transient revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer's vacation and travel preferences. Finally, we have approximately 17,900 Thousand Trails sites for which we receive ground rent of $16 million annually (subject to annual escalations). This rent is classified in Other Income in the Consolidated Statements of Operations. We have interests in Properties containing approximately 12,300 sites for which revenue is classified as Equity in Income from Unconsolidated Joint Ventures in the Consolidated Statements of Operations. The following table outlines the annual, seasonal and transient average results as of June 30, 2005 and as of December 31, 2004:

                            TOTAL SITES          TOTAL SITES        APPROXIMATE
                        AS OF JUNE 30, 2005  AS OF DEC. 31, 2004       ANNUAL
                         (ROUNDED TO 100s)    (ROUNDED TO 100s)    REVENUE RANGE
                        -------------------  -------------------  --------------
Community Sites.......           45,200              45,200       $ 5,400-$5,500
Resort Sites:
    Annual............           13,100              13,100       $ 3,000-$3,200
    Seasonal..........            7,600               7,200       $ 1,800-$1,900
    Transient.........            5,600               6,000       $ 2,000-$2,200
Thousand Trails.......           17,900              17,900
Joint Ventures........           12,300              11,800
                                -------             -------
                                101,700*            101,200
                                =======             =======

    *Does not include approximately 200 sites for San Francisco RV purchased
                                 June 20, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Refer to the 2004 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. During the six months ended June 30, 2005, there were no changes to these policies.

RESULTS OF OPERATIONS

      During the six months ended June 30, 2005, the Company designated seven Properties as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment strategy. As such, the results from operations of these Properties have been classified as income from discontinued operations. See Note 4 for summarized information for these Properties.

COMPARISON OF THE QUARTER ENDED JUNE 30, 2005 TO THE QUARTER ENDED JUNE 30, 2004

      Since December 31, 2003, the gross investment in real estate has increased from $1,315 million to $2,056 million. The total number of sites owned, controlled, or in which the Company holds an investment, has increased from 52,482 as of December 31, 2003 to 101,960 as of June 30, 2005.

PROPERTY OPERATIONS

      The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods ("Core Portfolio") and the Total Portfolio for the quarters ended June 30, 2005 and 2004 (amounts in thousands).

                                                    CORE PORTFOLIO                                   TOTAL PORTFOLIO
                                    ---------------------------------------------    --------------------------------------------
                                                           INCREASE /        %                                 INCREASE /    %
                                      2005        2004     (DECREASE)     CHANGE        2005        2004       (DECREASE)  CHANGE
                                    ---------  ----------  -----------    -------    ----------  ----------    ----------  ------
Community base rental income.....   $  50,777  $   48,901  $    1,876       3.8%     $   53,041  $   51,192       1,849      3.6%
Resort base rental income........       2,821       2,963        (142)     (4.8)%        14,862      12,951       1,911     14.8%
Utility and other income.........       5,457       5,098         359       7.0%          6,908       6,284         624      9.9%
                                    ---------  ----------  ----------      ----      ----------  ----------       -----     ----
     Property operating revenues...    59,055      56,962       2,093       3.7%         74,811      70,427       4,384      6.2%
Property operating and
     maintenance...................    16,605      15,738         867       5.5%         24,514      23,032       1,482      6.4%
Real estate taxes................       5,161       4,859         302       6.2%          6,287       5,818         469      8.1%
Property management..............       2,598       2,383         215       9.0%          3,966       3,423         543     15.9%
                                    ---------  ----------  ----------      ----      ----------  ----------       -----     ----
     Property operating expenses...    24,364      22,980       1,384       6.0%         34,767      32,273       2,494      7.7%
                                    ---------  ----------  ----------      ----      ----------  ----------       -----     ----
Income from property operations.... $  34,691  $   33,982  $      709       2.1%     $   40,044  $   38,154       1,890      5.0%
                                    =========  ==========  ==========      ====      ==========  ==========       =====     ====

Property Operating Revenues

      The 3.7% increase in the Core Portfolio property revenues reflects (i) a 4.8% increase in rates for our community base rental income combined with a 1.0% decrease in occupancy, (ii) a 4.8% decrease in revenues for our resort base income, and (iii) an increase in the real estate tax pass through income due to increased rates on certain Properties. Total Property revenues increased due to rate increases and our 2004 acquisitions.

Property Operating Expenses

      The 6.0% increase in property operating expenses in the Core Portfolio reflects a 5.5% increase in property operating and maintenance expense due primarily to increases in repairs and maintenance, administrative expenses and utility expenses. The increase in real estate taxes is generally due to higher property assessments on certain Properties. Core Portfolio property management expense is based on a percentage of property revenues and increased 9.0% due to higher core revenues in 2005 and higher payroll costs. Total Portfolio property management increased 15.9% due to higher revenues in 2005 and higher payroll costs.

HOME SALES OPERATIONS

      The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended June 30, 2005 and 2004 (amounts in thousands).

                                                                             HOME SALES OPERATIONS
                                                         ----------------------------------------------------------
                                                              2005            2004         VARIANCE        % CHANGE
                                                         -------------   -------------    ----------       --------
     Gross revenues from new home sales..............    $     16,253    $      9,153     $   7,100          77.6%
     Cost of new home sales..........................         (14,061)         (8,148)       (5,913)        (72.6%)
                                                         ------------    ------------     ---------        ------
     Gross profit from new home sales................           2,192           1,005         1,187         118.1%

     Gross revenues from used home sales.............           1,197           1,545          (348)        (22.5%)
     Cost of used home sales.........................          (1,562)         (1,132)         (430)        (38.0%)
                                                         ------------    ------------     ---------        ------
     Gross profit from used home sales...............            (365)            413          (778)       (188.4%)

     Brokered resale revenues, net...................             813             595           218          36.6%
     Home selling expenses...........................          (2,219)         (2,185)          (34)         (1.6%)
     Ancillary services revenues, net................             376             728          (352)        (48.4%)
                                                         ------------    ------------     ---------        ------

     Income from home sales and other................    $        797    $        556     $     241          43.3%
                                                         ============    ============     =========        ======

HOME SALES VOLUMES
       New home sales................................             186             119            67          56.3%
       Used home sales...............................              92             123           (31)        (25.2%)
       Brokered home resales.........................             439             407            32           7.9%

      New home sales gross profit reflects a 56.3% increase in sales volume combined with a 22.8% increase in the gross margin due to an increase in the average selling price of new homes in 2005 of $11,372 or 15.2% compared to 2004. Used home gross profit reflects a decrease in sales volume and a decrease in gross margin. Brokered resale revenues reflects increased sales volume combined with a higher gross margin.

OTHER INCOME AND EXPENSES

      The following table summarizes other income and expenses for the quarters ended June 30, 2005 and 2004 (amounts in thousands).

                                                            2005         2004       VARIANCE     % CHANGE
                                                         ----------   ----------    ---------    ---------
Interest income......................................    $     312    $     314     $     (2)       (0.6%)
Income from other investments........................        4,617          334        4,283     1,282.3%
Other corporate expense..............................         (250)         ---         (250)        ---
General and administrative...........................       (3,835)      (2,367)      (1,468)       62.0%
Rent control initiatives.............................          (43)        (291)         248       (85.2%)
Interest and related amortization....................      (25,003)     (23,031)      (1,972)        8.6%
Depreciation on corporate assets.....................         (223)        (427)         204        47.8%
Depreciation on real estate assets and other costs...      (13,761)     (11,666)      (2,095)      (18.0%)
                                                         ---------    ---------     --------     -------
     Total other income (expenses) ..................    $ (38,186)   $ (37,134)    $ (1,052)        2.8%
                                                         =========    =========     ========     =======

      Income from other investments increased as a result of income from the Thousand Trails transaction. Other corporate expense increased due to Thousand Trails acquisitions. General and administrative expense increased due to higher payroll costs related to increased staffing, changing regulatory environment and legal costs. Interest expense increased primarily due to higher debt balances as a result of the 2004 acquisitions. Depreciation expense increased due to the 2004 acquisitions.

      During 2004, the Company changed the way it accounted for costs incurred in pursuing certain rent control initiatives. As a result, the Company expensed $43,000 and $291,000 for the quarters ended June 30, 2005 and 2004, respectively. The Company had historically classified these costs, primarily legal, in other assets. To the extent the Company's efforts to effectively change the use and operations of the Properties were successful, the Company capitalized the costs to land improvements as an increase in the established value of the revised project and depreciated them over 30 years. To the extent these efforts were not successful, the costs would have been expensed.

EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES

      During the quarter ended June 30, 2005 equity in income in unconsolidated joint ventures increased $1.2 million due to joint venture disbursements and 2004 acquisitions.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 TO THE SIX MONTHS ENDED JUNE 30, 2004

PROPERTY OPERATIONS

      The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods ("Core Portfolio") and the Total Portfolio for the six months ended June 30, 2005 and 2004 (amounts in thousands).

                                                     CORE PORTFOLIO                                    TOTAL PORTFOLIO
                                      ------------------------------------------       --------------------------------------------
                                                             INCREASE/      %                                  INCREASE/        %
                                        2005        2004     (DECREASE)   CHANGE         2005        2004      (DECREASE)    CHANGE
                                      --------    --------   ----------   ------       --------    --------    ----------    ------
Community base rental income........  $101,409    $ 97,729    $  3,680     3.8%        $105,960    $100,310       5,650       5.6%
Resort base rental income...........     8,711       8,422         289     3.4%          39,109      25,293      13,816      54.6%
Utility and other income............    11,051      10,809         242     2.2%          14,517      12,618       1,899      15.0%
                                      --------    --------    --------     ---         --------    --------      ------      ----
     Property operating revenues....   121,171     116,960       4,211     3.6%         159,586     138,221      21,365      15.5%
Property operating and
     maintenance....................    34,568      32,572       1,996     6.1%          50,808      43,232       7,576      17.5%
Real estate taxes...................    10,186       9,684         502     5.2%          12,447      11,082       1,365      12.3%
Property management.................     5,016       4,810         207     4.3%           7,615       6,269       1,346      21.5%
                                      --------    --------    --------     ---         --------    --------      ------      ----
     Property operating expenses....    49,770      47,066       2,705     5.7%          70,870      60,583      10,287      17.0%
                                      --------    --------    --------     ---         --------    --------      ------      ----
Income from property operations.....  $ 71,401    $ 69,894    $  1,506     2.2%        $ 88,716    $ 77,638      11,078      14.3%
                                      ========    ========    ========     ===         ========    ========      ======      ====

Property Operating Revenues

      The 3.6% increase in the Core Portfolio property revenues reflects (i) a 4.8% increase in rates for our community base rental income combined with a 1.0% decrease in occupancy, (ii) a 3.4% increase in revenues for our resort base income, and (iii) an increase in utility income due to higher utility rates. Total Property revenues increased due to our 2004 acquisitions.

Property Operating Expenses

      The 5.7% increase in the property operating expenses in the Core Portfolio reflects a 6.1% increase in property operating and maintenance expense due primarily to increases in administrative expenses, utility expenses, and insurance expenses. The increase in real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the total portfolio, which reflects costs of managing the Properties increased 21.5% primarily due to payroll, legal and advertising costs.

HOME SALES OPERATIONS

      The following table summarizes certain financial and statistical data for the Home Sales Operations for the six months ended June 30, 2005 and 2004 (amounts in thousands).

                                                                HOME SALES OPERATIONS
                                                   --------------------------------------------
                                                      2005        2004      VARIANCE   % CHANGE
                                                   ---------   ---------   ---------   --------
     Gross revenues from new home sales .........  $ 25,856    $ 15,862    $  9,994      63.0%
     Cost of new home sales .....................   (22,380)    (14,343)     (8,037)    (56.0%)
                                                   --------    --------    --------    ------
     Gross profit from new home sales ...........     3,476       1,519       1,957     128.8%

     Gross revenues from used home sales ........     1,831       2,261        (430)    (19.0%)
     Cost of used home sales ....................    (2,190)     (1,785)       (405)    (22.7%)
                                                   --------    --------    --------    ------
     Gross profit from used home sales ..........      (359)        476        (835)   (175.4%)

     Brokered resale revenues, net ..............     1,417       1,085         332      30.6%
     Home selling expenses ......................    (4,257)     (4,226)        (31)     (0.7%)
     Ancillary services revenues, net ...........     2,512       1,633         879      53.8%
                                                   --------    --------    --------    ------

     Income from home sales and other ...........  $  2,789    $    487    $  2,302     472.7%
                                                   ========    ========    ========    ======

HOME SALES VOLUMES

       New home sales ...........................       313         211         102      48.3%
       Used home sales ..........................       138         190         (52)    (27.4%)
       Brokered home resales ....................       808         734          74      10.1%

      New home sales gross profit reflects a 48.3% increase in sales volume combined with a 40.4% increase in the gross margin due to an increase in the average selling price of new homes in 2005 of $11,372 or 15.2% compared to 2004. Used home gross profit reflects a decrease in sales volume and a decrease in gross margin. Brokered resale revenues reflects increased sales volume combined with a higher gross margin. The increase in ancillary service revenues primarily relates to income from property amenities at our newly acquired Properties and better than expected revenues at our Core Portfolio Properties.

OTHER INCOME AND EXPENSES

      The following table summarizes other income and expenses for the six months ended June 30, 2005 and 2004 (amounts in thousands).

                                                             2005        2004        VARIANCE    % CHANGE
                                                          ----------  ----------    ---------    ---------
Interest income.........................................  $     683   $     767     $    (84)      (11.0%)
Income from other investments...........................      8,928         624        8,304     1,330.8%
Other corporate expense.................................       (500)        ---         (500)        ---
General and administrative..............................     (6,717)     (4,579)      (2,138)       46.7%
Rent control initiatives................................       (613)       (920)         307       (33.4%)
Interest and related amortization.......................    (50,002)    (43,170)      (6,832)       15.8%
Depreciation on corporate assets........................       (439)       (804)         365        45.4%
Depreciation on real estate assets and other costs......    (27,259)    (21,756)      (5,503)       25.3%
                                                          ---------   ---------     --------     -------
     Total other income (expenses) .....................  $ (75,919)  $ (69,838)    $ (6,081)        8.7%
                                                          =========   =========     ========     =======

      Income from other investments increased as a result of income from the Thousand Trails transaction. Other corporate expense increased due to Thousand Trails acquisition. General and administrative expense increased due to higher payroll costs related to increased staffing, changing regulatory environment and legal costs. Interest expense increased primarily due to higher debt balances as a result of the 2004 acquisitions. Depreciation expense increased due to the 2004 acquisitions.

      During 2004, the Company changed the way it accounted for costs incurred in pursuing certain rent control initiatives. As a result, the Company expensed $613,000 and $920,000 for the six months ended June 30, 2005 and 2004, respectively. The Company had historically classified these costs, primarily legal, in other assets. To the extent the Company's efforts to effectively change the use and operations of the Properties were successful, the Company capitalized the costs to land improvements as an increase in the established value of the revised project and depreciated them over 30 years. To the extent these efforts were not successful, the costs would have been expensed.

EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES

      During the six months ended June 30, 2005, equity in income in unconsolidated joint ventures increased $1.4 million due to joint venture disbursements and 2004 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

      As of June 30, 2005, the Company had $7.4 million in cash and cash equivalents and $122 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, Property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital. The table below summarizes cash flow activity for the six months ended June 30, 2005 and 2004 (amounts in thousands).

                                                        FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,
                                                     ------------------------------
                                                          2005             2004
                                                     -------------    -------------
Cash provided by operating activities..............  $     43,408     $     32,654
Cash (used in) provided by investing activities....       (18,589)        (180,208)
Cash (used in) provided by financing activities....       (22,708)        (168,760)
                                                     ------------     ------------
Net increase (decrease) in cash....................  $      2,111     $   (316,314)
                                                     ============     ============

OPERATING ACTIVITIES

      Net cash provided by operating activities increased $10.8 million from $32.7 million for the six months ended June 30, 2004. The increase reflects increased property operating income, partially offset by working capital requirements including insurance and property taxes.

INVESTING ACTIVITIES

      Net cash used in investing activities reflects the impact of the following investing activities:

INVESTMENT IN AND ADVANCES TO JOINT VENTURES

      The Company recorded approximately $3.7 million and $2.3 million of net income from joint ventures, net of $0.8 million and $0.5 million of depreciation expense, in the six months ended June 30, 2005 and 2004, respectively. The Company received approximately $7.8 million and $2.2 million in distributions for the six months ended June 30, 2005 and 2004, respectively, $1.2 million and $0.5 million exceeded the Company's basis and thus was recorded in equity in income from joint ventures. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

      During the six months ended June 30, 2005, the Company invested approximately $7 million for a 50 percent preferred joint venture interest in three Properties located near Bar Harbor, Maine. The Company expects a 7% annual yield on its investment prior to upgrade and expansion efforts.

ACQUISITIONS

      During the six months ended June 30, 2005, we acquired one Property (see footnote 4 to the unaudited interim financial statements). The combined real estate investment in this Property was approximately $6.6 million and was funded with money drawn from our line of credit.

      The Company continues to look at acquiring additional assets and is at various stages of negotiations with respect to potential acquisitions. Funding is expected to be provided by either proceeds from potential dispositions, line of credit draws, or other financing.

CAPITAL IMPROVEMENTS

      Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate costs. Recurring CapEx was approximately $5.3 million for the six months ended June 30, 2005. Site development costs were approximately $7.9 million for the six months ended June 30, 2005, and represent costs to develop expansion sites at certain of the Company's Properties and costs for improvements to sites when a used home is replaced with a new home. Corporate costs were approximately $436,000 for the six months ended June 30, 2005 which reflects corporate office expansion projects.

DISPOSITIONS

      We currently have seven Properties held for disposition, which are in various stages of negotiations. The Company plans to reinvest its proceeds or reduce outstanding line of credit debt with the proceeds from these dispositions.

FINANCING ACTIVITIES

      Net cash used in financing activities reflects the following financing activities:

MORTGAGES AND CREDIT FACILITIES

      Throughout the six months ended June 30, 2005, the Company borrowed $34.2 million on its line of credit and paid down $111.8 million on the line of credit funded by the Company's operations and proceeds from a preferred operating unit issue (see Equity Transactions below). The line of credit bears interest at a per annum rate of LIBOR plus 1.65%. In addition, we repaid $7.2 million on the Company's Term Loan.

      Certain of the Company's mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization ("EBITDA"), limitations on certain holdings and other restrictions.

      As of June 30, 2005, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

   Contractual Obligations        Total      2005 (2)    2006 (3)   2007 (4)       2008       2009     Thereafter
-----------------------------  -----------   --------    --------   ---------   ---------   --------   ----------
Long Term Debt (1,5) ........  $1,554,539    $ 8,307     $90,041    $432,919    $197,054    $64,450    $761,768
Weighted average per annum
interest rates ..............        6.03%        --        5.26%       6.13%       5.45%      6.69%       6.20%

(1) Balance excludes net premiums and discounts of $8.0 million.

(2) Balance includes principal amortization only.

(3) Includes Line of Credit repayment in 2006 of approximately $38 million. We have an option to extend this maturity for one year to 2007. We expect to close on two additional financings in the third quarter of 2005 for proceeds of $34 million which will reduce our 2006 maturity obligations by approximately $15 million.

(4) Includes a Term Loan repayment in 2007 of $106 million. We have an option to extend this maturity for two successive years to 2009.

(5) Includes certain capital lease obligations totaling approximately $6.5 million. These agreements expire in June 2009 and are paid semi-annually.

      In addition, the Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2032 with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the six months ended June 30, 2005 and 2004, ground lease rent was approximately $800,000. Minimum future rental payments under the ground leases are approximately $1.6 million for each of the next five years and approximately $22.1 million thereafter.

EQUITY TRANSACTIONS

      On June 30, 2005, the Operating Partnership issued $50 million of 7.95% Series F Cumulative Redeemable Perpetual Preference Units (the "Series F Units"), to institutional investors. The Series F Units are non-callable for five years and have no stated maturity or mandatory redemption. Net proceeds from the offering were used to pay down amounts outstanding under the Company's line of credit.

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

      On April 8, 2005, the Company paid a $0.025 per share distribution for the quarter ended March 31, 2005 to stockholders of record on March 25, 2005. On July 8, 2005, the Company paid a $0.025 per share distribution for the quarter ended June 30, 2005 to stockholders of record on June 24, 2005. On March 24, 2005, the Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D 9% Units, and for the seven days ended March 31, 2005, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units. On June 30, 2005 the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units.

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

      The following table presents a calculation of FFO for the quarters and six months ended June 30, 2005 and 2004 (amounts in thousands):

                                                                QUARTERS ENDED       SIX MONTHS ENDED
                                                                    JUNE 30,             JUNE 30,
                                                             -------------------   --------------------
                                                               2005       2004       2005        2004
                                                             --------   --------   --------   ---------
COMPUTATION OF FUNDS FROM OPERATIONS:

     Net income available for common shares................  $  2,487   $    460   $ 11,196   $  4,970
     Income allocated to common OP Units...................       669        132      3,042      1,171
     Depreciation on real estate assets....................    14,159     11,935     28,083     22,230
     Depreciation on discontinued real estate assets.......       ---        345        329        686
     Gain on sale of Properties and other..................       ---        ---        ---       (638)
                                                             --------   --------   --------   --------
       Funds from operations available for common shares...  $ 17,315   $ 12,872   $ 42,650   $ 28,419
                                                             ========   ========   ========   ========

     Weighted average common shares outstanding - fully
     diluted...............................................    29,974     29,142     29,934     28,840
                                                             ========   ========   ========   ========

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At June 30, 2005 approximately 99% or approximately $1.5 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $85.1 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $90.0 million.

      At June 30, 2005 approximately 1% or approximately $20 million of our outstanding debt was at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings and cash flows would increase/decrease by approximately $196,000 annually.

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There were no material changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            See Note 9 of the Consolidated Financial Statements contained herein.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held its Annual Meeting of Stockholders on May 10, 2005. Stockholders holding 21,395,314 Common Shares (being the only class of shares entitled to vote at the meeting), or 92.33% of the Company's issued and outstanding Common Shares as of the record date for the meeting, attended the meeting or were represented by proxy. The Company's shareholders voted on one matter presented at the meeting, which received the requisite number of votes to pass. The results of the stockholders' vote were as follows:

PROPOSAL 1 -- Election of eight directors to terms expiring in 2006.

                                          TOTAL VOTE FOR EACH      TOTAL VOTE WITHHELD FROM
                                               DIRECTOR*                 EACH DIRECTOR*

                  Donald S. Chisholm              95.63%                      4.37%
                  Thomas E. Dobrowski             99.69%                      0.31%
                  Thomas P. Heneghan              97.76%                      2.24%
                  Joe B. McAdams                  97.82%                      2.18%
                  Sheli Z. Rosenberg              94.46%                      5.54%
                  Gary L. Waterman                95.64%                      4.36%
                  Howard Walker                   97.73%                      2.27%
                  Samuel Zell                     95.25%                      4.75%

* This percentage represents the number of shares voting on this matter out of the total number of shares voted at the meeting, not out of the total shares outstanding. This matter required a plurality of votes cast for approval.

ITEM 6.   EXHIBITS

          3.1(a) Amended and Restated Articles of Incorporation of Manufactured Home Communities, Inc. effective May 21, 1999.

          3.2(c) Articles of Amendment of Articles of Incorporation of Manufactured Home Communities, Inc. effective May 13, 2003.

          3.3(b) Articles of Amendment to Articles of Incorporation of Manufactured Home Communities, Inc. effective November 16, 2004.

          3.4(c) Amended Bylaws of Manufactured Home Communities, Inc. dated December 31, 2003.

          3.5(d) Articles Supplementary of Equity LifeStyle Properties, Inc. effective March 16, 2005

          3.6(d) Articles Supplementary of Equity LifeStyle Properties, Inc. effective June 23, 2005

          31.1(d) Certification of Chief Financial Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

          31.2(d) Certification of Chief Executive Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002

          32.1(d) Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350

          32.2(d) Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350

 (a) Included as an exhibit to the Company's Form S-3 Registration Statement, filed November 12, 1999 (SEC File No. 333-90813)
 (b) Included as an exhibit to the Company's Report on Form 8-K dated November 22, 2004
 (c) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 2004
 (d) Filed Herewith

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

DATE: August 5, 2005