Form 10-Q
period 2005-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2005-11-03
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            23,313,543 shares of Common Stock as of October 28, 2005.

                        EQUITY LIFESTYLE PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                          PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of September 30, 2005 (unaudited) and
      December 31, 2004..................................................     3

   Consolidated Statements of Operations for the quarters and nine
      months ended September 30, 2005 and 2004 (unaudited)...............     4

   Consolidated Statements of Cash Flows for the nine months ended
      September 30, 2005 and 2004 (unaudited)............................     6

   Notes to Consolidated Financial Statements............................     8

ITEM 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    23

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.......    43

ITEM 4. Controls and Procedures..........................................    43

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings................................................    44

ITEM 4. Submission of Matters to a Vote of Security Holders..............    44

ITEM 5. Other Information................................................    44

ITEM 6. Exhibits.........................................................    44

                        EQUITY LIFESTYLE PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   SEPTEMBER 30,
                                                                        2005       DECEMBER 31,
                                                                    (UNAUDITED)        2004
                                                                   -------------   ------------
ASSETS
Investment in real estate:
   Land ........................................................    $  494,256      $  470,587
   Land improvements ...........................................     1,522,620       1,438,923
   Buildings and other depreciable property ....................       133,115         126,280
                                                                    ----------      ----------
                                                                     2,149,991       2,035,790
   Accumulated depreciation ....................................      (365,121)       (322,867)
                                                                    ----------      ----------
      Net investment in real estate ............................     1,784,870       1,712,923
Cash and cash equivalents ......................................         9,156           5,305
Notes receivable ...............................................        11,802          13,290
Investment in and advances to joint ventures ...................        46,338          43,583
Rents receivable, net ..........................................         1,483           1,469
Deferred financing costs, net ..................................        14,831          16,162
Inventory ......................................................        59,127          50,654
Prepaid expenses and other assets ..............................        51,332          42,903
                                                                    ----------      ----------
   Total assets ................................................    $1,978,939      $1,886,289
                                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable and other ............................    $1,460,862      $1,417,251
   Unsecured line of credit ....................................        68,200         115,800
   Unsecured term loan .........................................       112,800         120,000
   Accounts payable and accrued expenses .......................        46,135          36,146
   Accrued interest payable ....................................         8,886           8,894
   Rents received in advance and security deposits .............        22,163          21,135
   Distributions payable .......................................           792             448
                                                                    ----------      ----------
      Total liabilities ........................................     1,719,838       1,719,674
                                                                    ----------      ----------

Commitments and contingencies

Minority interest - Common OP Units and other ..................        13,176           9,771
Minority interest - Perpetual Preferred OP Units ...............       200,000         125,000

Stockholders' equity:
   Preferred stock, $.01 par value
      10,000,000 shares authorized; none issued ................            --              --
   Common stock, $.01 par value 50,000,000 shares authorized;
      23,111,622 and 22,937,192 shares issued and outstanding
      for September 30, 2005 and December 31 2004,
      respectively .............................................           224             224
   Paid-in capital .............................................       297,684         294,304
   Deferred compensation .......................................            --            (166)
   Distributions in excess of accumulated earnings .............      (251,983)       (262,518)
                                                                    ----------      ----------
      Total stockholders' equity ...............................        45,925          31,844
                                                                    ----------      ----------
   Total liabilities and stockholders' equity ..................    $1,978,939      $1,886,289
                                                                    ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  QUARTERS ENDED       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                               -------------------   ---------------------
                                                                 2005       2004        2005        2004
                                                               --------   --------   ---------   ---------
PROPERTY OPERATIONS:
   Community base rental income ............................   $ 53,507   $ 52,219   $ 159,467   $ 152,529
   Resort base rental income ...............................     16,855     14,167      55,964      39,460
   Utility and other income ................................      6,479      5,793      20,996      18,411
                                                               --------   --------   ---------   ---------
      Property operating revenues ..........................     76,841     72,179     236,427     210,400
   Property operating and maintenance ......................     26,153     24,513      76,969      67,745
   Real estate taxes .......................................      6,200      5,920      18,659      17,002
   Property management .....................................      4,198      3,316      11,813       9,585
                                                               --------   --------   ---------   ---------
      Property operating expenses (exclusive of depreciation
         shown separately below) ...........................     36,551     33,749     107,441      94,332
                                                               --------   --------   ---------   ---------
      Income from property operations ......................     40,290     38,430     128,986     116,068

HOME SALES OPERATIONS:
   Gross revenues from inventory home sales ................     15,706     12,568      43,393      30,691
   Cost of inventory home sales ............................    (13,534)   (10,817)    (38,104)    (26,945)
                                                               --------   --------   ---------   ---------
      Gross profit from inventory home sales ...............      2,172      1,751       5,289       3,746
   Brokered resale revenues, net ...........................        678        536       2,095       1,621
   Home selling expenses ...................................     (2,290)    (2,155)     (6,527)     (6,381)
   Ancillary services revenues, net ........................        967        759       3,479       2,392
                                                               --------   --------   ---------   ---------
      Income from home sales operations and other ..........      1,527        891       4,336       1,378

OTHER INCOME (EXPENSES):
   Interest income .........................................        311        309         994       1,076
   Income from other investments ...........................      4,492        335      13,420         959
   Other corporate expenses ................................       (259)        --        (791)         --
   General and administrative ..............................     (3,512)    (2,110)    (10,197)     (6,689)
   Rent control initiatives ................................       (194)      (375)       (807)     (1,295)
   Interest and related amortization .......................    (25,302)   (23,802)    (75,304)    (66,972)
   Loss on early debt retirement ...........................       (482)        --        (482)         --
   Depreciation on corporate assets ........................       (243)      (427)       (682)     (1,231)
   Depreciation on real estate assets ......................    (13,984)   (12,440)    (41,243)    (34,195)
                                                               --------   --------   ---------   ---------
      Total other expense ..................................    (39,173)   (38,510)   (115,092)   (108,347)
                                                               --------   --------   ---------   ---------
      Income before minority interests, equity in income
         from unconsolidated joint ventures, gain on sale of
         properties and discontinued operations ............      2,644        811      18,230       9,099
                                                               --------   --------   ---------   ---------
   Income (loss) allocated to Common OP Units ..............       (212)       283      (3,076)       (669)
   Income allocated to Perpetual Preferred OP Units ........     (4,017)    (2,825)     (9,929)     (8,459)
   Equity in income from unconsolidated joint ventures .....      2,374        657       6,094       2,986
                                                               --------   --------   ---------   ---------
      Income (loss) from continuing operations .............        789     (1,074)     11,319       2,957
                                                               --------   --------   ---------   ---------

DISCONTINUED OPERATIONS:
   Discontinued operations .................................        383        577       1,556       1,783
   Depreciation on discontinued operations .................         --       (318)       (329)     (1,004)
   Gain on sale of discontinued properties .................         --         --          --         638
   Minority interests on discontinued operations ...........        (81)       (49)       (259)       (268)
                                                               --------   --------   ---------   ---------
      Income from discontinued operations ..................        302        210         968       1,149
                                                               --------   --------   ---------   ---------
      NET INCOME (LOSS) AVAILABLE FOR COMMON SHARES ........   $  1,091   $   (864)  $  12,287   $   4,106
                                                               ========   ========   =========   =========

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
       FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      QUARTERS ENDED    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                                    -----------------   -----------------
                                                                      2005      2004      2005     2004
                                                                    -------   -------   -------   -------
EARNINGS PER COMMON SHARE - BASIC:
   Income (loss) from continuing operations .....................   $  0.03   $ (0.05)  $  0.49   $  0.13
   Income from discontinued operations ..........................      0.01      0.01      0.04      0.05
                                                                    -------   -------   -------   -------
   Net income (loss) available for Common Shares ................   $  0.04   $ (0.04)  $  0.53   $  0.18
                                                                    =======   =======   =======   =======
EARNINGS PER COMMON SHARE - FULLY DILUTED:
   Income (loss) from continuing operations .....................   $  0.03   $ (0.05)  $  0.48   $  0.12
   Income from discontinued operations ..........................      0.01      0.01      0.04      0.05
                                                                    -------   -------   -------   -------
   Net income (loss) available for Common Shares ................   $  0.04   $ (0.04)  $  0.52   $  0.17
                                                                    =======   =======   =======   =======
   Distributions declared per Common Share outstanding ..........   $ 0.025   $0.0125   $ 0.075   $0.0375
                                                                    =======   =======   =======   =======
   Weighted average Common Shares outstanding - basic ...........    23,097    22,829    23,038    22,747
                                                                    =======   =======   =======   =======
   Weighted average Common Shares outstanding - fully diluted ...    30,149    29,846    30,008    29,188
                                                                    =======   =======   =======   =======

      The accompanying notes are an integral part of financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                                                          2005            2004
                                                                                     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................................................     $  12,287       $   4,106
   Adjustments to reconcile net income to
      cash provided by operating activities:
         Income allocated to minority interests ..................................        13,264           9,396
         Early debt retirement ...................................................           482              --
         Gain on sale of properties ..............................................            --            (638)
         Depreciation expense ....................................................        43,595          37,172
         Amortization expense ....................................................         2,111           1,602
         Debt premium amortization ...............................................        (1,975)             --
         Equity in income of unconsolidated joint ventures .......................        (7,435)         (3,710)
         Amortization of deferred compensation ...................................         2,250           2,027
         (Decrease)/increase in provision for uncollectible rents receivable .....          (354)            203
         Decrease in inventory reserve ...........................................           (27)             --
         Decrease in provision for notes receivable ..............................          (169)             --
   Changes in assets and liabilities:
         Rents receivable ........................................................           340             243
         Inventory ...............................................................        (8,139)        (11,927)
         Prepaid expenses and other assets .......................................        (2,925)         (3,998)
         Accounts payable and accrued expenses ...................................        12,482          12,155
         Rents received in advance and security deposits .........................        (2,935)         (3,052)
                                                                                       ---------       ---------
   Net cash provided by operating activities .....................................        62,852          43,579
                                                                                       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of rental properties ..............................................       (38,681)       (137,398)
   Disposition of rental properties ..............................................            --             671
   Joint Ventures: ...............................................................
         Investments in ..........................................................        (7,106)        (32,377)
         Distributions from ......................................................        10,158           4,077
   Net repayment (funding) of notes receivable ...................................         1,350          (1,663)
   Improvements:
         Improvements - corporate ................................................          (606)           (245)
         Improvements - rental properties ........................................       (11,516)         (9,498)
         Site development costs ..................................................       (11,642)         (9,532)
                                                                                       ---------       ---------
   Net cash used in investing activities .........................................       (58,043)       (185,965)
                                                                                       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from stock options and employee stock purchase plan ..............         2,204           5,001
   Proceeds from issuance of Perpetual Preferred OP Units ........................        75,000              --
   Distributions to Common Stockholders, Common OP Unitholders, and Perpetual
      Preferred OP Unitholders ...................................................       (12,113)       (233,858)
   Issuance costs ................................................................           (78)             --
   Line of credit:
      Proceeds ...................................................................       111,000          81,000
      Repayments .................................................................      (158,600)        (20,000)
   Term loan repayment ...........................................................        (7,200)             --
   Principal payments ............................................................       (43,843)         (6,177)
   New financing proceeds ........................................................        34,000              --
   Early debt retirement .........................................................          (924)             --
   Debt issuance costs ...........................................................          (404)         (1,728)
                                                                                       ---------       ---------
   Net cash used in financing activities .........................................          (958)       (175,762)
                                                                                       ---------       ---------
Net increase (decrease) in cash and cash equivalents .............................         3,851        (318,148)
Cash and cash equivalents, beginning of period ...................................         5,305         325,740
                                                                                       ---------       ---------
Cash and cash equivalents, end of period .........................................     $   9,156       $   7,592
                                                                                       =========       =========

      The accompanying notes are an integral part of financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                                                       2005            2004
                                                                                  -------------   -------------
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest.......................................      $73,215         $ 64,034
Non-cash investing and financing activities:
   Mortgage debt assumed on acquisition of real estate.........................      $53,517         $347,300
   Other assets and liabilities, net, acquired on acquisition of real estate...      $ 2,161         $ 13,500
   Minority interest of 7% partner on acquisition of NHC Portfolio.............      $    --         $  5,600
   Issuance of operating partnership units in connection with the acquisition
      of Monte Vista...........................................................      $    --         $ 32,100
   Proceeds from loan to pay insurance premiums................................      $ 2,404         $     --

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFINITION OF TERMS:

     Equity Lifestyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries ("Subsidiaries"), are referred to herein as the "Company", "ELS", "we", "us", and "our". Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K (as amended by Form 10-K/A filed on March 31, 2005, the "2004 Form 10-K") for the year ended December 31, 2004.

PRESENTATION:

     These unaudited Consolidated Financial Statements have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2004 Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2004 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

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

(d) Inventory

     Inventory consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Inventory is recorded net of an inventory reserve as of September 30, 2005 and December 31, 2004 of $573,000 and $600,000, respectively. Resale revenues are stated net of commissions paid to employees of $1,101,000 and $846,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

     Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We use a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. The values of above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term, which includes an estimated probability of lease renewal. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred, and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized and then expensed over the asset's estimated useful life. However, the useful lives, salvage value, and customary depreciation method used for land improvements and other significant assets may significantly and materially overstate the depreciation of the underlying assets and therefore understate the net income of the Company.

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

(g) Notes Receivable

     Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized discounts or premiums net of a valuation allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases we finance the sales of homes to our customers (referred to as "Chattel Loans") which loans are secured by the homes. The valuation allowance for the Chattel Loans is calculated based on a comparison of the outstanding principal balance of each note compared to the N.A.D.A. value and the current market value of the underlying manufactured home collateral. These notes are recorded net of allowances of $81,000 and $250,000 as of September 30, 2005 and December 31, 2004, respectively.

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

(i) Income from Other Investments

     Income from other investments consists of ground lease income from the Thousand Trails Transaction of $12.0 million and $0 for the nine months ended September 30, 2005 and 2004, respectively, and income from the College Heights preferred limited partnership investment of approximately $0.8 and $0.7 million for the nine months ended September 30, 2005 and 2004, respectively.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) Insurance Claims

     The Properties are covered against fire, flood, property damage, earthquake, wind storm and business interruption by insurance policies containing various deductible requirements and coverage limits. Recoverable costs are classified in other assets as incurred. Proceeds are applied against the asset when received. Recoverable costs relating to capital items are treated in accordance with the Company's capitalization policy. The book value of the original capital item is written off in the replacement period. Insurance proceeds relating to the capital costs will be recorded as income in the period they are received.

     As disclosed in the 2004 Form 10-K, approximately 70 Florida Properties suffered damage from the four hurricanes that struck Florida during August and September 2004. As of September 30, 2005, total expenditures related thereto were approximately $11.0 million. The Company has received proceeds from insurance carriers of $0.4 million as of September 30, 2005. Approximately $0.7 million and $1.0 million for 2005 and 2004, respectively, has been charged to operations as reserves related to these expenditures, and $0.4 million was charged directly to operating expense in 2004. $6.0 million and $5.9 million were included in other assets as a receivable from insurance providers as of September 30, 2005 and December 31, 2004, respectively. In addition, on October 3, 2005 we received approximately $1.1 million from our insurance carriers, further reducing the accounts receivable balance to $4.9 million. $2.5 million and $0 of these expenditures have been capitalized per the Company's capitalization policy as of September 30, 2005 and December 31, 2004 respectively. The Company expects to incur additional expenditures to complete the work necessary to restore these Properties to their pre-hurricanes condition.

     Through September 30, 2005, the Company has submitted proofs of claims to carriers for substantially all hurricane related expenditures referred to in the preceding paragraph. In addition, these proofs of claims included requests for reimbursement for inventory losses, and lost income as well as expected future hurricane related expenditures. The Company continues to compile the information and supporting documentation required to submit additional claims for reimbursement. While the Company believes that it has provided timely notice to its insurance providers and submitted claims in a timely fashion, the recoverability of such claims and the timing of reimbursements are based on several factors, some of which are not within the Company's control. This process will continue to impact the Company's balance sheet and cash flow until such claims are resolved, as it is impossible to predict with any certainty the date that such recoveries from the insurance carriers will be received. In addition, there is a risk that the insurance providers will dispute some or all of the Company's claims.

(k) Restatement

     During 2004, the Company changed the way it accounted for costs incurred in pursuing certain rent control initiatives. As a result, the Company expensed $807,000 and $1,295,000 for the nine months ended September 30, 2005 and 2004, respectively, because the previous method of accounting for the costs was determined to be incorrect. The Company had historically classified these costs, primarily legal, in other assets. To the extent the Company's efforts to effectively change the use and operations of the Properties were successful, the Company would have capitalized the costs to land improvements as an increase in the established value of the revised project and depreciated them over 30 years. To the extent these efforts were not successful, the costs would have been expensed.

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

     The following table sets forth the computation of basic and diluted earnings per common share for the quarters and nine months ended September 30, 2005 and 2004 (amounts in thousands):

                                                                            QUARTERS ENDED    NINE MONTHS ENDED
                                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                                          -----------------   -----------------
                                                                            2005      2004      2005      2004
                                                                          -------   -------   -------   -------
NUMERATORS:
   INCOME FROM CONTINUING OPERATIONS:
      Income (loss) from continuing operations - basic ................   $   789   $(1,074)  $11,319   $ 2,957
      Amounts allocated to dilutive securities ........................       212      (283)    3,076       669
                                                                          -------   -------   -------   -------
      Income (loss) from continuing operations - fully diluted ........   $ 1,001   $(1,357)  $14,395   $ 3,626
                                                                          =======   =======   =======   =======

   INCOME FROM DISCONTINUED OPERATIONS:
      Income from discontinued operations - basic .....................   $   302   $   210   $   968   $ 1,149
      Amounts allocated to dilutive securities ........................        81        49       259       268
                                                                          -------   -------   -------   -------
      Income from discontinued operations - fully diluted .............   $   383   $   259   $ 1,227   $ 1,417
                                                                          =======   =======   =======   =======

   NET INCOME AVAILABLE FOR COMMON SHARES - FULLY DILUTED:
      Net income (loss) available for Common Shares - basic ...........   $ 1,091   $  (864)  $12,287   $ 4,106
      Amounts allocated to dilutive securities ........................       293      (234)    3,335       937
                                                                          -------   -------   -------   -------
      Net income (loss) available for Common Shares - fully diluted ...   $ 1,384   $(1,098)  $15,622   $ 5,043
                                                                          =======   =======   =======   =======

DENOMINATOR:
   Weighted average Common Shares outstanding - basic .................    23,097    22,829    23,038    22,747
   Effect of dilutive securities:
      Redemption of Common OP Units for Common Shares .................     6,308     6,506     6,319     5,914
      Employee stock options and restricted shares ....................       744       511       651       527
                                                                          -------   -------   -------   -------
   Weighted average Common Shares outstanding - fully diluted .........    30,149    29,846    30,008    29,188
                                                                          =======   =======   =======   =======

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

     On April 8, 2005, the Company paid a $0.025 per share distribution for the quarter ended March 31, 2005 to stockholders of record on March 25, 2005. On July 8, 2005, the Company paid a $0.025 per share distribution for the quarter ended June 30, 2005 to stockholders of record on June 24, 2005. On October 14, 2005, the Company paid a $0.025 per share distribution for the quarter ended September 30, 2005 to stockholders of record on September 30, 2005. On March 24, 2005, the Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D 9% Units, and for the seven days ended March 31, 2005, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units. On June 30, 2005 the Operating Partnership paid distributions of 8.0625% per annum on the $150 million of Series D 8% Units. On September 30, 2005, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million of Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

NOTE 4 - INVESTMENT IN REAL ESTATE

     Investment in real estate is comprised of (amounts in thousands):

Properties Held for Long Term

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       2005           2004
                                                  -------------   ------------
Investment in real estate:
   Land .......................................    $  486,288      $  462,619
   Land improvements ..........................     1,489,694       1,406,246
   Buildings and other depreciable property ...       131,173         124,357
                                                   ----------      ----------
                                                    2,107,155       1,993,222
   Accumulated depreciation ...................      (351,202)       (309,277)
                                                   ----------      ----------
      Net investment in real estate ...........    $1,755,973      $1,683,945
                                                   ==========      ==========

Properties Held for Sale

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       2005           2004
                                                  -------------   ------------
Investment in real estate:
   Land .......................................     $  7,968        $  7,968
   Land improvements ..........................       32,926          32,677
   Buildings and other depreciable property ...        1,942           1,923
                                                    --------        --------
                                                      42,836          42,568
   Accumulated depreciation ...................      (13,919)        (13,590)
                                                    --------        --------
      Net investment in real estate ...........     $ 28,897        $ 28,978
                                                    ========        ========

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

     During the nine months ended September 30, 2005, we acquired seven Properties as listed in the table below. The combined investment in real estate for these Properties was approximately $89.9 million and was funded with money drawn from our line of credit and purchaser assumed debt (amounts in millions, except for total sites).

                                                                   TOTAL    REAL              NET
CLOSING DATE              PROPERTY               LOCATION          SITES   ESTATE    DEBT   EQUITY
------------         ------------------   ----------------------   -----   ------   -----   ------
June 20, 2005        San Francisco RV     Pacifica, CA               182    $ 6.6   $  --    $ 6.6
August 12, 2005      Morgan Portfolio     Various (5 properties)   2,929    $69.1   $53.5    $15.6
September 15, 2005   Lake George Escape   Lake George, NY            576    $14.2   $  --    $14.2
                                                                   -----    -----   -----    -----
                                                                   3,687    $89.9   $53.5    $36.4
                                                                   -----    -----   -----    -----

     All acquisitions have been accounted for utilizing the purchase method of accounting, and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be recorded within one year following the acquisitions. We acquired all of these Properties from unaffiliated third parties.

     As of March 31, 2005, the Company designated seven Properties as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. The Company expects to sell these Properties within 12 months for proceeds greater than their net book value. As such, the results from operations of these Properties have been classified as income from discontinued operations. The seven Properties classified as held for disposition are listed in the table below.

Property                      Location           Sites
--------                      ----------------   -----
Casa Village...............   Billings, MT        490
Creekside..................   Wyoming, MI         165
Del Rey....................   Albuquerque, NM     407
Five Seasons...............   Cedar Rapids, IA    390
Forest Oaks................   Chesterton, IN      227
Holiday Village............   Sioux City, IA      519
Windsong...................   Indianapolis, IN    268

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT IN REAL ESTATE (CONTINUED)

     The following table summarizes the combined results of operations of the seven Properties held for sale for the quarter ended September 30, 2005 and 2004, seven Properties held for sale and eight Properties, including one Property sold during the second quarter of 2004, for the nine months ended September 30, 2005 and 2004, respectively (amounts in thousands).

                                                         QUARTERS ENDED   NINE MONTHS ENDED
                                                         SEPTEMBER 30,      SEPTEMBER 30,
                                                        ---------------   -----------------
                                                         2005     2004     2005       2004
                                                        ------   ------   -------   -------
Rental income .......................................   $1,455   $1,646   $ 4,604   $ 5,183
Utility and other income ............................      110      146       431       509
                                                        ------   ------   -------   -------
   Property operating revenues ......................    1,565    1,792     5,035     5,692
Property operating expenses .........................      925      987     2,743     3,095
                                                        ------   ------   -------   -------
   Income from property operations ..................      640      805     2,292     2,597
Income (loss) from home sales operations and other ..      (18)      12       (27)      (59)
Interest ............................................     (231)    (231)     (684)     (730)
Amortization ........................................       (8)      (9)      (25)      (25)
Depreciation ........................................       --     (318)     (329)   (1,004)
                                                        ------   ------   -------   -------
   Total other expenses .............................     (239)    (558)   (1,038)   (1,759)
                                                        ------   ------   -------   -------
Gain on sale ........................................       --       --        --       638
Minority interest ...................................      (81)     (49)     (259)     (268)
                                                        ------   ------   -------   -------
Net income from discontinued operations .............   $  302   $  210   $   968   $ 1,149
                                                        ======   ======   =======   =======

NOTE 5 - NOTES RECEIVABLE

     As of September 30, 2005 and December 31, 2004, the Company had approximately $11.8 million and $13.3 million in notes receivable, respectively. These notes are recorded net of allowances of $81,000 and $250,000 as of September 30, 2005 and December 31, 2004, respectively. The Company has approximately $11.4 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.2%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by manufactured homes at certain of the Properties. The Company has approximately $403,000 in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of Common OP Units and partnership interests in certain joint ventures.

NOTE 6 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES

     The Company recorded approximately $6.1 million and $3.0 million of net income from joint ventures, net of $1.3 million and $0.7 million of depreciation expense for the nine months ended September 30, 2005 and 2004, respectively. The Company received approximately $10.2 million and $4.1 million in distributions for the nine months ended September 30, 2005 and 2004, respectively. $2.2 million and $0.5 million exceeded the Company's basis and thus was recorded in equity in income from joint ventures. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

     During the nine months ended September 30, 2005, the Company invested approximately $7 million for a 50 percent preferred joint venture interest in three properties located near Bar Harbor, Maine.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENT IN AND ADVANCES TO JOINT VENTURES (CONTINUED)

     The following table summarizes the Company's investments in unconsolidated joint ventures (with the number of properties shown parenthetically):

                                            NUMBER OF     ECONOMIC     INVESTMENT AS OF   INVESTMENT AS OF
         PROPERTY              LOCATION       SITES     INTEREST (a)    SEPT. 30, 2005      DEC. 31, 2004
--------------------------   ------------   ---------   ------------   ----------------   ----------------
                                                                        (in thousands)     (in thousands)
Meadows Investments.......   Various (2)       1,027         50%            $   184            $ 4,763
Lakeshore Investments.....   Florida (2)         343         90%                 51                630
Voyager...................   Tucson, AZ        1,575         25%              3,185              3,010
Mezzanine Investments.....   Various (11)      5,054         --              32,096             31,207
Indian Wells..............   Indio, CA           350         30%                253                271
Diversified Investments...   Various (11)      4,443         25%              3,183              3,702
Maine Portfolio...........   Maine (3)           495         50%              7,386                 --
                                              ------                        -------            -------
                                              13,287                        $46,338            $43,583
                                              ======                        =======            =======

(a) The percentages shown approximate the Company's economic interest. The Company's legal interest may differ.

     The following tables present combined summarized financial information for the unconsolidated real estate joint ventures (amounts in thousands).

                                  BALANCE SHEET

                                                AS OF
                                    ----------------------------
                                    SEPTEMBER 30,   DECEMBER 31,
                                         2005           2004
                                    -------------   ------------
ASSETS
   Real estate, net..............      $190,599       $183,480
   Other assets..................        23,414         22,646
                                       --------       --------
TOTAL ASSETS.....................      $214,013       $206,126
                                       ========       ========
LIABILITIES & EQUITY
   Mortgage debt & other loans...      $164,642       $152,682
   Other liabilities.............        15,837         13,485
   Partners' equity..............        33,534         39,959
                                       --------       --------
TOTAL LIABILITIES AND EQUITY.....      $214,013       $206,126
                                       ========       ========

                             STATEMENT OF OPERATIONS

                                  FOR THE QUARTERS   FOR THE NINE MONTHS
                                  ENDED SEPT. 30,      ENDED SEPT. 30,
                                 -----------------   -------------------
                                   2005      2004       2005      2004
                                 -------   -------    -------   -------
Rentals ......................   $ 7,721   $ 5,855    $24,828   $20,043
Other Income .................     2,323     1,816      7,147     5,794
                                 -------   -------    -------   -------
TOTAL REVENUES ...............    10,044     7,671     31,975    25,837
Operating Expenses ...........     5,997     4,600     16,613    13,555
Interest .....................     2,278     1,880      7,047     5,461
Other Income & Expenses ......       634     1,410      1,821     2,134
Depreciation & Amortization ..     2,820     2,545      8,434     7,440
                                 -------   -------    -------   -------
TOTAL EXPENSES ...............    11,729    10,435     33,915    28,590
                                 -------   -------    -------   -------
NET LOSS .....................   $(1,685)  $(2,764)   $(1,940)  $(2,753)
                                 =======   =======    =======   =======

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM BORROWINGS

     As of September 30, 2005 and December 31, 2004, the Company had outstanding mortgage indebtedness on Properties held for the long term of approximately $1,445 million and $1,402 million, respectively, and approximately $15 million of mortgage indebtedness as of September 30, 2005 and December 31, 2004 for Properties held for sale, encumbering a total of 165 of the Company's Properties. As of September 30, 2005 and December 31, 2004, the carrying value of such Properties was approximately $1,724 million and $1,653 million, respectively.

     During the quarter we refinanced two mortgage loans for proceeds of $34 million at a rate of 4.95% per annum. Net proceeds were used to pay down approximately $20 million in other secured financing maturing in 2006 and to pay $934,000 in early debt retirement costs offset by related debt premium balance write-offs.

     The outstanding mortgage indebtedness as of September 30, 2005 consists of:

     - Approximately $496.7 million of mortgage debt (the "Recap") consisting of 49 loans collateralized by 51 Properties beneficially owned by separate legal entities that are Subsidiaries of the Company, which we closed on October 17, 2003. Of this Mortgage Debt, $164.4 million bears interest at 5.35% per annum and matures November 1, 2008; $79.9 million bears interest at 5.72% per annum and matures November 1, 2010; $79.1 million bears interest at 6.02% per annum and matures November 1, 2013; and $173.3 million bears interest at 6.33% per annum and matures November 1, 2015. The Mortgage Debt amortizes over 30 years.

     - A $265.0 million mortgage note (the "$265 Million Mortgage") collateralized by 28 Properties beneficially owned by MHC Financing Limited Partnership. The $265 Million Mortgage has a maturity date of January 2, 2028 and bears interest at 7.015% per annum. There is no principal amortization until February 1, 2008, after which principal and interest are to be paid from available cash flow and the interest rate will be reset at a rate equal to the then 10-year U.S. Treasury obligations plus 2.0%. The $265 Million Mortgage is presented net of a settled hedge of $3.0 million (net of accumulated amortization of $549,562), which is being amortized into interest expense over the life of the loan. On October 17, 2005, the Company announced that it had initiated the process of refinancing the $265 Million Mortgage. See Liquidity section in the Management's Discussion and Analysis of Financial Condition and Results of Operations portion of this Form 10-Q.

     - An $89.8 million mortgage note (the "DeAnza Mortgage") collateralized by 6 Properties beneficially owned by MHC-DeAnza Financing Limited Partnership. The DeAnza Mortgage bears interest at a rate of 7.82% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010.

     - A $48 million mortgage note (the "Stagecoach Mortgage") collateralized by 7 Properties beneficially owned by MHC Stagecoach L.L.C. The Stagecoach Mortgage bears interest at a rate of 6.98% per annum, amortizes beginning September 1, 2001 over 10 years and matures September 1, 2011.

     - A $43 million mortgage note (the "Bay Indies Mortgage") collateralized by one Property beneficially owned by MHC Bay Indies, L.L.C. The Bay Indies Mortgage bears interest at a rate of 5.69% per annum, amortizes beginning April 17, 2003 over 25 years and matures May 1, 2013.

     - A $15.1 million mortgage note (the "Date Palm Mortgage") collateralized by one Property beneficially owned by MHC Date Palm, L.L.C. The Date Palm Mortgage bears interest at a rate of 7.96% per annum, amortizes beginning August 1, 2000 over 30 years and matures July 1, 2010

     - Approximately $505.1 million of mortgage debt on 71 other Properties, net of a recorded $9.4 million premium being amortized over the life of the loans using the effective interest rate method. Scheduled maturities for the outstanding indebtedness are at various dates through November 1, 2027, and fixed

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM BORROWINGS (CONTINUED)

          interest rates range from 5.16% to 8.55% per annum. Included in this debt, the Company has a $2.4 million loan recorded to account for a direct financing lease entered into in May 1997.

UNSECURED LOANS

TERM LOAN

     The Company has a Term Loan agreement, pursuant to which it borrowed $120 million, on an unsecured basis, at LIBOR plus 1.75% per annum. The Term Loan will be due and payable on November 10, 2007, unless this initial maturity date is extended by the borrower for an additional two years upon satisfaction of certain conditions. Proceeds from this debt were used to acquire KTTI Holding Company, Inc. as part of the Thousand Trails transaction. During the nine months ended September 30, 2005, the Company made a principal repayment of $7.2 million on the Term Loan.

LINES OF CREDIT

     The Company has a $110 million credit facility with a group of banks, bearing interest at LIBOR plus 1.65% per annum and maturing on August 9, 2006, which can be extended by the borrower for an additional year to August 9, 2007. As of September 30, 2005, $49.5 million was available under this facility.

     The Company has a $50 million credit facility with Wells Fargo Bank, bearing interest at LIBOR plus 1.65% per annum and maturing on May 4, 2006, which can be extended by the borrower for an additional year to May 4, 2007. As of September 30, 2005, $42.3 million was available under this facility.

OTHER LOANS

     During the nine months ended September 30, 2005, the Company borrowed $2.4 million to finance its insurance premium payments. As of September 30, 2005, $890,000 remained outstanding. This loan is due in January 2006 and bears interest at 4.07% per annum.

NOTE 8 - STOCK-BASED COMPENSATION

     We account for our stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", which results in compensation expense being recorded based on the fair value of the stock option compensation issued. SFAS No. 148 provided three possible transition methods for changing to the fair value method. Effective January 1, 2003, we elected to use the modified-prospective method, which required that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted, or settled, in fiscal years beginning after December 15, 1994. Stock-based compensation expense was approximately $2,250,000 and $2,027,000 for the nine months ended September 30, 2005 and 2004, respectively.

     Pursuant to the Stock Option Plan as discussed in Note 14 to the 2004 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the nine months ended September 30, 2005, Options for 59,322 shares of common stock were exercised for proceeds of approximately $955,000.

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

     Similarly, in June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the "prior ordinance"). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinances and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The court of appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively. On remand the trial court is directed to decide the issue of damages to the Company which the Company believes is consistent with the Company receiving the economic benefit of invalidating one of the ordinances and also consistent with the Company's position that it is entitled to market rent and not merely a higher amount of regulated rent. In the remand action, the City of Santee filed a motion seeking restitution of amounts collected by the Company following the judgment which motion was denied. The Company intends to vigorously pursue its damages in the remand action and to vigorously defend the two new lawsuits.

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

     On July 1, 2005, the District filed a Complaint for Enforcement of Sanitation Ordinance, Damages, Penalties and Injunctive Relief in the California Superior Court for Marin County, and on August 17, 2005, the District filed its First Amended Complaint (the "Complaint"). On September 26, 2005, the Company filed its Answer to the Complaint, denying each and every allegation of the Complaint and further denying that the District is entitled to any of the relief requested therein.

     The Company believes that it has complied with the Compliance Order. The Company further believes that the allegations in the Complaint are without merit, and will vigorously defend against any such claims by the District.

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

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

          On October 24, 2005, Hurricane Wilma entered Florida south of Naples and followed an easterly path through the state, exiting on the east coast near West Palm Beach. No injuries to our residents or our employees have been reported. Thirty-three of our 85 Florida Properties, generally between Vero Beach and Miami on the east coast and between Sarasota and Fort Myers on the west coast, were impacted by the storm. Most of the impact was related to damage to older homes, carports, aluminum awnings/siding and other debris. Newer homes held up well during the storm; however, older homes, particularly on the east coast, experienced higher levels of damage.

          We are working towards quickly returning our Properties to full operating condition, and expect this process to be substantially completed over the next few weeks. Utility service in some parts of Florida's east coast continues to be disrupted, and approximately eight Properties have no utility service or limited utility service. One Property, Coral Cay in Margate, Florida, containing 819 sites, is expected to be evacuated by local agencies due to disruption in utility service and safety issues resulting from damaged homes and debris. We will work closely with government officials to re-open the Property as quickly as possible. A second Property, Park City West in Ft. Lauderdale, containing 363 sites, suffered heavy wind-related damage to resident homes. We are currently assessing the impact of this storm on our Properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a fully integrated owner and operator of resort and retirement oriented properties ("Properties"). The Company leases individual developed areas ("sites" or "pads") with access to utilities for placement of factory built homes or recreational vehicles. As of September 30, 2005, we owned or had an ownership interest in a portfolio of 285 Properties located throughout the United States containing 106,494 residential sites. These Properties are located in 28 states and British Columbia (with the number of Properties in each state or province shown parenthetically) - Florida (84), California (47), Arizona (35), Texas (15), Washington (13), Colorado (10), Oregon (9), Delaware
(7), Indiana (7), Pennsylvania (7), Nevada (6), North Carolina (6), Wisconsin
(5), Virginia (4), Maine (4), New York (4), Illinois (3), Iowa (2), Michigan
(2), New Jersey (2), Ohio (2), South Carolina (2), Tennessee (2), Utah (2), Massachusetts (1), Montana (1), New Hampshire (1), New Mexico (1), and British Columbia (1).

     This report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as "anticipate", "expect", "believe", "intend", "may be" and "will be" and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to: in the age-qualified Properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial markets volatility; in the all-age Properties, results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing, and competition from alternative housing options including site-built single-family housing; our ability to maintain rental rates and occupancy with respect to Properties currently owned or pending acquisitions; our assumptions about rental and home sales markets; the completion of pending acquisitions and timing with respect thereto; the effect of interest rates as well as other risks indicated from time to time in our filings with the Securities and Exchange Commission. These forward-looking statements are based on management's present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. ELS is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

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

DEBT FINANCING, FINANCIAL COVENANTS AND DEGREE OF LEVERAGE COULD ADVERSELY AFFECT OUR ECONOMIC PERFORMANCE.

Scheduled Debt Payments Could Adversely Affect Our Financial Condition. Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $1.6 billion as of September 30, 2005. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

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

Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing. Our debt to market capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding Common Stock and Units held by parties other than the Company) is approximately 55% as of September 30, 2005. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes us more vulnerable to a downturn in business or the economy generally.

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

We Have a Stock Ownership Limit for REIT Tax Purposes. To remain qualified as a REIT for U.S. federal income tax purposes, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any taxable year. To facilitate maintenance of our REIT qualification, our charter, subject to certain exceptions, prohibits Beneficial Ownership (as defined in our charter) by any single stockholder of more than 5% (in value or number of shares, whichever is more restrictive) of our outstanding capital stock. We refer to this as the "Ownership Limit." Within certain limits, our charter permits the Board of Directors to increase the Ownership Limit with respect to any class or series of stock. The Board of Directors, upon receipt of a ruling from the Internal Revenue Service, opinion of counsel, or other evidence satisfactory to the Board of Directors and upon fifteen days prior written notice of a proposed transfer which, if consummated, would result in the transferee owning shares in excess of the Ownership Limit, and upon such other conditions as the Board of Directors may direct, may exempt a stockholder from the Ownership Limit. Absent any such exemption, capital stock acquired or held in violation of the Ownership Limit will be transferred by operation of law to us as trustee for the benefit of the person to whom such capital stock is ultimately transferred, and the stockholder's rights to distributions and to vote would terminate. Such stockholder would be entitled to receive, from the proceeds of any subsequent sale of the capital stock transferred to us as trustee, the lesser of (i) the price paid for the capital stock or, if the owner did not pay for the capital stock (for example, in the case of a gift, devise of other such transaction), the market price of the capital stock on the date of the event causing the capital stock to be transferred to us as trustee or (ii) the amount realized from such sale. A transfer of capital stock may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control of the Company and, therefore, could adversely affect our stockholders' ability to realize a premium over the then-prevailing market price for their Common Stock.

CONFLICTS OF INTEREST COULD INFLUENCE THE COMPANY'S DECISIONS.

Certain Stockholders Could Exercise Influence in a Manner Inconsistent With the Stockholders' Best Interests. As of September 30, 2005, Mr. Zell and certain affiliated holders beneficially owned approximately 14.3% of our outstanding Common Stock (in each case including Common Stock issuable upon the exercise of stock options and the exchange of Units). Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders.

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

RISK OF EMINENT DOMAIN AND TENANT LITIGATION.

     We own Properties in certain areas of the country where real estate values have increased faster than rental rates in our Properties either because of locally imposed rent control or long term leases. In such areas, we have learned that local government has investigated the possibility of seeking to take our Properties by eminent domain at values below the value of the underlying land. While no such eminent domain proceeding has been commenced, and we would exercise all of our rights in connection with any such proceeding, successful condemnation proceedings by municipalities could adversely affect our financial condition. Moreover, certain of our Properties located in California are subject to rent control ordinances, some of which not only severely restrict ongoing rent increases but also prohibit us from increasing rents upon turnover. Such regulation allows customers to sell their homes for a premium representing the value of the future discounted rent-controlled rents. As part of our effort to realize the value of our Properties subject to rent control, we have initiated lawsuits against several municipalities in California. In response to our efforts, tenant groups have filed lawsuits against us seeking not only to limit rent increases, but to be awarded large damage awards. If we are unsuccessful in our efforts to challenge rent control ordinances, it is likely that we will not be able to charge rents that reflect the intrinsic value of the affected Properties. Finally, tenant groups in non-rent controlled markets have also attempted to use litigation as a means of protecting themselves from rent increases reflecting the rental value of the affected Properties. An unfavorable outcome in the tenant group lawsuits could have an adverse impact on our financial condition.

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

     As of September 30, 2005, we owned or had an ownership interest in 285 Properties located in 28 states and British Columbia, including 84 Properties located in Florida and 47 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties. While we have obtained insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that the Company must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures incurred by us and reimbursements received from the insurance providers, could adversely affect our economic performance.

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

     The following chart lists the Properties acquired, invested in, or sold since January 1, 2004.

                          PROPERTY                             TRANSACTION DATE     SITES
                          --------                            ------------------   -------
TOTAL SITES AS OF JANUARY 1, 2004 .........................                         52,482

PROPERTY OR PORTFOLIO (# OF PROPERTIES IN PARENTHESES):
   O'Connell's ............................................   January 15, 2004         668
   Spring Gulch ...........................................   January 30, 2004         420
   Paradise ...............................................   February 3, 2004         950
   Twin Lakes .............................................   February 18, 2004        400
   Lakeside ...............................................   February 19, 2004         95
   Diversified Portfolio (10) .............................   February 5, 2004       2,567
   NHC Portfolio (28) .....................................   February 17, 2004     11,311
   Viewpoint ..............................................   May 3, 2004            1,928
   Cactus Gardens .........................................   May 12, 2004             430
   Monte Vista ............................................   May 13, 2004             832
   GE Portfolio (5) .......................................   May 14, 2004           1,155
   Yukon Trails ...........................................   September 8, 2004        214
   Caledonia ..............................................   November 4, 2004         247
   Thousand Trails (57) ...................................   November 10, 2004     17,911
   Fremont ................................................   December 30, 2004        325
   San Francisco RV .......................................   June 20, 2005            182
   Morgan Portfolio (5) ...................................   August 12, 2005        2,929
   Lake George Escape .....................................   September 15, 2005       576

JOINT VENTURES:
   Diversified Investments (11) ...........................   Various                4,443
   Indian Wells ...........................................   February 17, 2004        350
   Maine Portfolio (3) ....................................   April 7, 2005            495

MEZZANINE INVESTMENTS (11) ................................   February 3, 2004       5,054

EXPANSION SITE DEVELOPMENT AND OTHER:
   Sites added (reconfigured) in 2004 .....................                            147
   Sites added (reconfigured) in 2005 .....................                          1,081

DISPOSITIONS:
   Lake Placid ............................................   May 28, 2004            (408)
   Manatee (Joint Venture) ................................   September 1, 2004       (290)
                                                                                   -------
TOTAL SITES AS OF SEPTEMBER 30, 2005 ......................                        106,494
                                                                                   =======

     Since December 31, 2003, the gross investment in real estate has increased from $1,315 million to $2,150 million. The total number of sites owned, controlled, or in which the Company holds an investment, has increased from 52,482 as of December 31, 2003 to 106,494 as of September 30, 2005.

OUTLOOK

     Occupancy in our Properties as well as our ability to increase rental rates directly affect revenues. We currently have approximately 60,800 annual sites for which we expect to have average annual revenue of approximately $4,400 per site. We have 8,200 seasonal sites, which are leased to customers generally for 3 to 6 months, for which we expect to collect annualized rental revenues in the range of $1,800 to $1,900 per site. We also have 6,400 transient sites, occupied by customers who lease on a short-term basis, for which we expect to collect annualized rental revenues in the range of $2,000 to $2,200 per site. We expect to service 60,000 customers with these transient sites. We consider the transient revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer's vacation and travel preferences. Finally, we have approximately 17,900 Thousand Trails sites for which we receive ground rent of $16 million annually (subject to annual escalations). This rent is classified in Other Income in the Consolidated Statements of Operations. We have interests in Properties containing approximately 13,300 sites for which revenue is classified as Equity in Income from Unconsolidated Joint Ventures in the Consolidated Statements of Operations. The following table outlines the annual, seasonal and transient average results as of September 30, 2005 and as of December 31, 2004:

                           TOTAL SITES            TOTAL SITES        APPROXIMATE
                      AS OF SEPT. 30, 2005    AS OF DEC. 31, 2004       ANNUAL
                        (ROUNDED TO 100S)      (ROUNDED TO 100S)    REVENUE RANGE
                      --------------------   --------------------   -------------
Community Sites ...           45,300                 45,200         $5,400-$5,500
Resort Sites:
   Annual .........           15,500                 13,100         $3,000-$3,200
   Seasonal .......            8,200                  7,200         $1,800-$1,900
   Transient ......            6,400                  6,000         $2,000-$2,200
Thousand Trails ...           17,900                 17,900
Joint Ventures ....           13,300                 11,800
                             -------                -------
                             106,600                101,200
                             =======                =======

SERP TERMINATION

     As a result of the changes in the law relating to deferred compensation plans, the Company, subject to the final approval of the Company's Management Committee, has determined that it will terminate its Supplemental Retirement Savings Plan by the end of 2005. Termination of the plan will result in taxable distribution to the applicable participants, who will receive the assets that are held in their plan account, net of withholding taxes. These assets include approximately 900,000 shares of ELS common stock in the aggregate, including approximately 825,000 shares of ELS common stock held in the plan accounts of ELS' executive officers and directors. All of the shares of ELS common stock held in plan accounts that are distributed will be freely tradeable without restriction or further registration under the federal securities laws, except for shares held in the plan accounts of executive officers and directors, which will be subject to the manner and volume of sale requirements of Rule 144 under the Securities Act. Termination of the Plan will have no effect on results of operations and no material impact on the Company's balance sheet. Certain executive officers of the Company may from time to time adopt non-discretionary, written trading plans that comply with Commission Rule 10b5-1, or otherwise monetize their equity-based compensation. Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.

PRIVILEGED ACCESS

     On October 17, 2005 we announced that Mr. Joe McAdams has resigned from the Company's Board of Directors in order to pursue a new venture called Privileged Access, LP. The new company is expected to lease sites at certain of ELS' properties for the purpose of creating flexible use products. These products include the sale of timeshare or fractional interests in resort homes or cottages and membership and vacation-club products. Leasing our sites to Privileged Access allows us to participate in these products and activities while achieving long-term rental of our sites. The Company has yet to determine the impact this new relationship will have on its financial statements.

     Replacing Mr. McAdams in his positions both on the Board of Directors and as Chairman of the Audit Committee is Mr. Phil Calian. Mr. Calian is founder and managing partner of Kingsbury Partners, LLC, and a principal of Waveland Investments, LLC. Both entities focus on providing capital and ownership skills to middle-market businesses.

HURRICANE WILMA

     Hurricane Wilma entered Florida south of Naples and followed an easterly path through the state, exiting on the east coast near West Palm Beach. No injuries to our residents or our employees have been reported. Thirty-three of our 85 Florida properties, generally between Vero Beach and Miami on the east coast and between Sarasota and Fort Myers on the west coast, were impacted by the storm. Most of the impact was related to damage to older homes, carports, aluminum awnings/siding and other debris. Newer homes held up well during the storm; however, older homes, particularly on the east coast, experienced higher levels of damage.

     We are working towards quickly returning our properties to full operating condition, and expect this process to be substantially completed over the next few weeks. Utility service in some parts of Florida's east coast continues to be disrupted, and approximately eight properties have no utility service or limited utility service. One property, Coral Cay in Margate, Florida, containing 819 sites, is expected to be evacuated by local agencies due to disruption in utility service and safety issues resulting from damaged homes and debris. We will work closely with government officials to re-open the property as quickly as possible. A second property, Park City West in Ft. Lauderdale, containing 363 sites, suffered heavy wind-related damage to resident homes.

     The Company believes it has adequate insurance coverage, including business interruption coverage. The Company does not believe the storm will have a material impact on its financial condition or operating results.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Refer to the 2004 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. During the nine months ended September 30, 2005, there were no changes to these policies.

RESULTS OF OPERATIONS

     During the nine months ended September 30, 2005, the Company designated seven Properties as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment strategy. As such, the results from operations of these Properties have been classified as income from discontinued operations. See Note 4 for summarized information for these Properties.

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2005 TO THE QUARTER ENDED SEPTEMBER 30, 2004

PROPERTY OPERATIONS

     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods ("Core Portfolio") and the Total Portfolio for the quarters ended September 30, 2005 and 2004 (amounts in thousands).

                                                          CORE PORTFOLIO                             TOTAL PORTFOLIO
                                            -----------------------------------------   -----------------------------------------
                                                                INCREASE /                                  INCREASE /
                                              2005      2004    (DECREASE)   % CHANGE     2005      2004    (DECREASE)   % CHANGE
                                            -------   -------   ----------   --------   -------   -------   ----------   --------
Community base rental income ............   $51,215   $49,166     $2,049       4.2%     $53,507   $52,219     $1,288        2.5%
Resort base rental income ...............     2,799     2,671        128       4.7%      16,855    14,167      2,688       18.9%
Utility and other income ................     4,861     4,701        160       3.4%       6,479     5,793        686       11.8%
                                            -------   -------     ------       ---      -------   -------     ------       ----
   Property operating revenues ..........    58,875    56,538      2,337       4.1%      76,841    72,179      4,662        6.5%
Property operating and maintenance (1) ..    17,562    17,093        469       2.7%      26,153    24,513      1,640        6.7%
Real estate taxes .......................     4,996     4,882        114       2.3%       6,200     5,920        280        4.7%
Property management .....................     2,417     2,287        130       5.7%       4,198     3,316        882       26.6%
                                            -------   -------     ------       ---      -------   -------     ------       ----
   Property operating expenses ..........    24,975    24,262        713       2.9%      36,551    33,749      2,802        8.3%
                                            -------   -------     ------       ---      -------   -------     ------       ----
Income from property operations .........   $33,900   $32,276     $1,624       5.0%     $40,290   $38,430     $1,860        4.8%
                                            =======   =======     ======       ===      =======   =======     ======       ====

(1) 2004 Core property operating and maintenance expense includes $750,000 in hurricane insurance reserve.

Property Operating Revenues

     The 4.1% increase in the Core Portfolio property revenues reflects (i) a 4.9% increase in rates in our community base rental income combined with a 0.8% decrease in occupancy, (ii) a 4.7% increase in revenues for our resort base income, and (iii) an increase in utility income due to increased rates at certain Properties. Total Portfolio property revenues increased due to rate increases and our 2004 acquisitions.

Property Operating Expenses

     The 2.9% increase in property operating expenses in the Core Portfolio reflects a 2.7% increase in property operating and maintenance expense due primarily to increases in repairs and maintenance, administrative expenses and utility expenses. The increase in real estate taxes is generally due to higher property assessments on certain Properties. Core Portfolio property management expense is based on a percentage of property revenues and increased 5.7% mainly due to higher Core Portfolio revenues in 2005 and higher payroll costs. Total Portfolio property management expense increased 26.6% primarily due to payroll, legal and costs related to new marketing initiatives.

HOME SALES OPERATIONS

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended September 30, 2005 and 2004 (amounts in thousands).

                                                      HOME SALES OPERATIONS
                                            -----------------------------------------
                                              2005       2004     VARIANCE   % CHANGE
                                            --------   --------   --------   --------
   Gross revenues from new home sales ...   $ 14,885   $ 11,732   $ 3,153      26.9%
   Cost of new home sales ...............    (12,864)   (10,128)   (2,736)    (27.0%)
                                            --------   --------   -------     -----
   Gross profit from new home sales .....      2,021      1,604       417      26.0%
   Gross revenues from used home sales ..        821        836       (15)     (1.8%)
   Cost of used home sales ..............       (670)      (689)       19       2.8%
                                            --------   --------   -------     -----
   Gross profit from used home sales ....        151        147         4       2.7%
   Brokered resale revenues, net ........        678        536       142      26.5%
   Home selling expenses ................     (2,290)    (2,155)     (135)     (6.3%)
   Ancillary services revenues, net .....        967        759       208      27.4%
                                            --------   --------   -------     -----
   Income from home sales and other .....   $  1,527   $    891   $   636      71.4%
                                            ========   ========   =======     =====

HOME SALES VOLUMES
      New home sales (1) ................        199        134        65      48.5%
      Used home sales ...................         68         94       (26)    (27.7%)
      Brokered home resales .............        376        331        45      13.6%

(1) Includes third party home sales of 37 and 0 for the periods ending September 30, 2005 and 2004 respectively.

     New home sales gross profit reflects a 48.5% increase in sales volume combined with a 4.2% increase in the gross margin due to an increase in the average selling price of new homes. Used home sales gross profit was flat although sales volume decreased; this was offset by an increase in the gross selling price per used home. Brokered resale revenues reflects increased sales volume.

OTHER INCOME AND EXPENSES

     The following table summarizes other income and expenses for the quarters ended September 30, 2005 and 2004 (amounts in thousands).


                                          2005       2004     VARIANCE   % CHANGE
                                        --------   --------   --------   --------
Interest income .....................   $    311   $    309   $     2        0.6%
Income from other investments .......      4,492        335     4,157    1,244.9%
Other corporate expense .............       (259)        --      (259)        --
General and administrative ..........     (3,512)    (2,110)   (1,402)      66.4%
Rent control initiatives ............       (194)      (375)      181      (48.3%)
Interest and related amortization ...    (25,302)   (23,802)   (1,500)       6.3%
Loss on early debt retirement .......       (482)        --      (482)        --
Depreciation on corporate assets ....       (243)      (427)      184       43.1%
Depreciation on real estate assets ..    (13,984)   (12,440)   (1,544)     (12.4%)
                                        --------   --------   -------    -------
   Total other (expenses) income ....   $(39,173)  $(38,510)  $  (663)       1.7%
                                        ========   ========   =======    =======

     Income from other investments increased as a result of income from the Thousand Trails transaction. Other corporate expense increased due to the Thousand Trails acquisition. General and administrative expense increased due to higher payroll costs related to increased staffing, changing regulatory environment and legal costs. Interest expense increased primarily due to higher debt balances as a result of the 2004 acquisitions. Loss on early debt retirement increased due to defeasance payments on refinancing during the quarter. Depreciation expense increased due to the 2004 acquisitions.

     During 2004, the Company changed the way it accounted for costs incurred in pursuing certain rent control initiatives. As a result, the Company expensed $194,000 and $375,000 for the quarters ended September 30, 2005 and 2004, respectively.

EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES

     During the quarter ended September 30, 2005, equity in income in unconsolidated joint ventures increased $2.0 million due to a distribution from proceeds of a refinancing at one joint venture and 2004 acquisitions.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

PROPERTY OPERATIONS

     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods ("Core Portfolio") and the Total Portfolio for the nine months ended September 30, 2005 and 2004 (amounts in thousands).

                                                    CORE PORTFOLIO                               TOTAL PORTFOLIO
                                      ------------------------------------------   -------------------------------------------
                                                           INCREASE /                                    INCREASE /
                                        2005      2004     (DECREASE)   % CHANGE     2005       2004     (DECREASE)   % CHANGE
                                      -------   --------   ----------   --------   --------   --------   ----------   --------
Community base rental income ......  $152,624   $146,895     $5,729       3.9%     $159,467   $152,529     $ 6,938       4.5%
Resort base rental income .........    11,509     11,093        416       3.8%       55,964     39,460      16,504      41.8%
Utility and other income ..........    15,912     15,508        404       2.6%       20,996     18,411       2,585      14.0%
                                     --------   --------     ------       ---      --------   --------     -------      ----
   Property operating revenues ....   180,045    173,496      6,549       3.8%      236,427    210,400      26,027      12.4%
Property operating and
   maintenance ....................    52,129     49,666      2,463       5.0%       76,969     67,745       9,224      13.6%
Real estate taxes .................    15,194     14,566        628       4.3%       18,659     17,002       1,657       9.7%
Property management ...............     7,586      7,095        491       6.9%       11,813      9,585       2,228      23.2%
                                     --------   --------     ------       ---      --------   --------     -------      ----
   Property operating expenses ....    74,909     71,327      3,582       5.0%      107,441     94,332      13,109      13.9%
                                     --------   --------     ------       ---      --------   --------     -------      ----
Income from property operations ...  $105,136   $102,169     $2,967       2.9%     $128,986   $116,068     $12,918      11.1%
                                     ========   ========     ======       ===      ========   ========     =======      ====

Property Operating Revenues

     The 3.8% increase in the Core Portfolio property revenues reflects (i) a 4.7% increase in rates for our community base rental income combined with a 0.8% decrease in occupancy, (ii) a 3.7% increase in revenues for our resort base rental income, and (iii) an increase in utility income due to higher utility rates. Total Portfolio property revenues increased due to our 2004 acquisitions.

Property Operating Expenses

     The 5.0% increase in the property operating expenses in the Core Portfolio reflects a 5.0% increase in property operating and maintenance expense due primarily to increases in administrative expenses, utility expense increases greater than CPI, and increasing insurance expenses. The increase in real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Total Portfolio, which reflects costs of managing the Properties, increased 23.2% primarily due to payroll, legal and costs related to new marketing initiatives.

HOME SALES OPERATIONS

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the nine months ended September 30, 2005 and 2004 (amounts in thousands).

                                                       HOME SALES OPERATIONS
                                             -----------------------------------------
                                               2005       2004     VARIANCE   % CHANGE
                                             --------   --------   --------   --------
   Gross revenues from new home sales ....   $ 40,741   $ 27,594   $ 13,147     47.6%
   Cost of new home sales ................    (35,244)   (24,471)   (10,773)   (44.0%)
                                             --------   --------   --------   ------
   Gross profit from new home sales ......      5,497      3,123      2,374     76.0%
   Gross revenues from used home sales ...      2,652      3,097       (445)   (14.4%)
   Cost of used home sales ...............     (2,860)    (2,474)      (386)   (15.6%)
                                             --------   --------   --------   ------
   Gross profit from used home sales .....       (208)       623       (831)  (133.4%)
   Brokered resale revenues, net .........      2,095      1,621        474     29.2%
   Home selling expenses .................     (6,527)    (6,381)      (146)    (2.3%)
   Ancillary services revenues, net ......      3,479      2,392      1,087     45.4%
                                             --------   --------   --------   ------
   Income from home sales and other ......   $  4,336   $  1,378   $  2,958    214.7%
                                             ========   ========   ========   ======

HOME SALES VOLUMES
      New home sales (1) .................        512        345        167     48.4%
      Used home sales ....................        206        284        (78)   (27.5%)
      Brokered home resales ..............      1,184      1,065        119     11.2%

(1) Includes third party home sales of 50 and 0 for the years ended September 30, 2005 and 2004 respectively.

     New home sales gross profit reflects a 48.4% increase in sales volume combined with a 31.4% increase in the gross margin due to an increase in the average selling price of new homes. Used home gross profit reflects a decrease in sales volume and a decrease in gross margin. Brokered resale revenues reflects increased sales volume combined with a higher gross margin. The increase in ancillary service revenues primarily relates to income from property amenities at our acquisition Properties and better than expected revenues at our Core Portfolio Properties.

OTHER INCOME AND EXPENSES

     The following table summarizes other income and expenses for the nine months ended September 30, 2005 and 2004 (amounts in thousands).

                                                                               %
                                            2005        2004     VARIANCE    CHANGE
                                         ---------   ---------   --------   -------
Interest income ......................   $     994   $   1,076   $   (82)      (7.6%)
Income from other investments ........      13,420         959    12,461    1,299.4%
Other corporate expense ..............        (791)         --      (791)        --
General and administrative ...........     (10,197)     (6,689)   (3,508)      52.4%
Rent control initiatives .............        (807)     (1,295)      488      (37.7%)
Interest and related amortization ....     (75,304)    (66,972)   (8,332)      12.4%
Loss on early debt retirement ........        (482)         --      (482)        --
Depreciation on corporate assets .....        (682)     (1,231)      549       44.6%
Depreciation on real estate assets ...     (41,243)    (34,195)   (7,048)      20.6%
                                         ---------   ---------   -------    -------
   Total other (expenses) income .....   $(115,092)  $(108,347)  $(6,745)       6.2%
                                         =========   =========   =======    =======

     Income from other investments increased as a result of income from the Thousand Trails transaction. Other corporate expense increased due to marketing expense, property taxes and other costs at the Thousand Trails Properties. General and administrative expense increased due to higher payroll costs related to increased staffing, changing regulatory environment and legal costs. Interest expense increased primarily due to higher debt balances as a result of the 2004 acquisitions. Loss on early debt retirement increased due to defeasance payments on refinancing during the quarter. Depreciation expense increased due to the 2004 acquisitions.

     During 2004, the Company changed the way it accounted for costs incurred in pursuing certain rent control initiatives. As a result, the Company expensed $807,000 and $1,295,000 for the nine months ended September 30, 2005 and 2004, respectively.

EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES

     During the nine months ended September 30, 2005, equity in income in unconsolidated joint ventures increased $3.7 million due to distributions as a result of refinancings at the joint venture properties and 2004 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of September 30, 2005, the Company had $9.2 million in cash and cash equivalents and $92 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, Property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital. The table below summarizes cash flow activity for the nine months ended September 30, 2005 and 2004 (amounts in thousands).

                                            FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                            -------------------------
                                                2005        2004
                                              --------   ---------
Cash provided by operating activities ...     $ 62,852   $  43,579
Cash used in investing activities .......      (58,043)   (185,965)
Cash used in financing activities .......         (958)   (175,762)
                                              --------   ---------
Net increase (decrease) in cash .........     $  3,851   $(318,148)
                                              ========   =========

OPERATING ACTIVITIES

     Net cash provided by operating activities increased $19.3 million from $43.6 million for the nine months ended September 30, 2004. The increase reflects increased property operating income as a result of our acquisitions.

INVESTING ACTIVITIES

     Net cash used in investing activities reflects the impact of the following investing activities:

INVESTMENT IN AND ADVANCES TO JOINT VENTURES

     The Company recorded approximately $6.1 million and $3.0 million of net income from joint ventures, net of $1.3 million and $0.7 million of depreciation expense, in the nine months ended September 30, 2005 and 2004, respectively. The Company received approximately $10.2 million and $4.1 million in distributions for the nine months ended September 30, 2005 and 2004, respectively, $2.2 million and $0.5 million exceeded the Company's basis and thus was recorded in equity in income from joint ventures. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

     During the nine months ended September 30, 2005, the Company invested approximately $7 million for a 50 percent preferred joint venture interest in three Properties located near Bar Harbor, Maine. The Company expects a 7% annual yield on its investment prior to upgrade and expansion efforts.

ACQUISITIONS

     During the nine months ended September 30, 2005, we acquired seven Properties (see Note 4). The combined real estate investment in this Property was approximately $89.9 million and was funded with money drawn from our line of credit and debt assumed of $53.5 million.

     The Company continues to look at acquiring additional assets and is at various stages of negotiations with respect to potential acquisitions. Funding is expected to be provided by either proceeds from potential dispositions, line of credit draws, or other financing.

CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate costs. Recurring CapEx was approximately $9.0 million for the nine months ended September 30, 2005. Capital expenditures also included $2.5 million in hurricane related repairs in the year. We expect to incur an additional $5.7 million on hurricane related repairs. Site development costs were approximately $11.6 million for the nine months ended September 30, 2005, and represent costs to develop expansion sites at certain of the Company's Properties, costs for improvements to sites when a used home is replaced with a new home. Corporate costs were approximately $606,000 for the nine months ended September 30, 2005, which reflects corporate office expansion projects.

DISPOSITIONS

     We currently have seven all-age Properties held for disposition, of which six are in various stages of negotiations and one is under contract to close in mid-November, 2005 for gross sale proceeds of approximately $6.9 million. The Company plans to reinvest the sale proceeds or use it to reduce the outstanding line of credit debt. The Company expects to recognize a gain on disposition of approximately $2.8 million related to this sale; however, the Company anticipates that transactions will be structured as Internal Revenue Code
Section 1031 like-kind exchanges, resulting in a deferral of the Company's taxable gains on the sales of this asset.

     The following table summarizes the fourth quarter 2005 impact on FFO as a result of the Company's expected disposition (amounts in thousands).

                                                 PERIOD ENDED
                                               DECEMBER 31, 2005
                                               -----------------
                                                  Five Seasons
                                               -----------------
PROPERTY OPERATIONS:
Revenue ...................................          $124
Operating expenses ........................           (68)
                                                     ----
   Income from property operations ........            56
                                                     ----
   FUNDS FROM OPERATIONS ..................          $ 56
                                                     ====

FINANCING ACTIVITIES

     Net cash used in financing activities reflects the following financing activities:

MORTGAGES AND CREDIT FACILITIES

     Our average long-term debt balance was $1.6 billion in the quarter, with a weighted average interest rate of approximately 6.1% per annum. Our unsecured debt balance consists of $112.8 million outstanding of a $120 million term loan with a fixed interest rate of approximately 4.7% per annum, and $68.2 million outstanding on our lines of credit, which have a current availability of approximately $92 million.

     During the third quarter we refinanced two mortgage loans for proceeds of $34 million at a rate of 4.95% per annum. Net proceeds were used to pay down approximately $20 million in other secured financing maturing in 2006. Throughout the nine months ended September 30, 2005, the Company borrowed $111.0 million on its line of credit and paid down $158.6 million on the line of credit for a net pay down of $47.6 million funded by the Company's operations and proceeds from a preferred operating unit issue partially offset by acquisitions (see "Equity Transactions" below). The line of credit bears interest at a per annum rate of LIBOR plus 1.65%. In addition, we repaid $7.2 million on the Company's Term Loan.

     Certain of the Company's mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization ("EBITDA"), limitations on certain holdings and other restrictions.

     As of September 30, 2005, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

Contractual Obligations                      Total     2005 (2)   2006 (3)   2007 (4)     2008       2009    Thereafter
-----------------------                   ----------   --------   --------   --------   --------   -------   ----------
Long Term Debt (1,5) ..................   $1,633,858    $3,772     $91,938   $433,451   $197,694   $70,347    $836,656
Weighted average per annum interest
   rates ..............................         6.06%       --        4.95%      6.21%      5.40%     6.65%       6.16%

(1)  Balance excludes net premiums and discounts of $7.0 million.

(2)  Balance includes principal amortization only.

(3) Includes Line of Credit repayment in 2006 of approximately $68.2 million. We have an option to extend this maturity for one year to 2007.

(4) Includes a Term Loan repayment in 2007 of $106 million. We have an option to extend this maturity for two successive years to 2009. We have initiated the process to refinance approximately $293 million of secured debt maturing in 2007 with an effective interest rate of 6.80% per annum. The transaction is expected to generate approximately $340 million in proceeds from loans secured by individual mortgages on 20 properties, and is expected to close in the fourth quarter. Excess proceeds will be used to defease debt on two cross-collateralized loan pools consisting of 35 properties, and to repay amounts borrowed under the lines of credit. The blended interest rate on the refinancing is approximately 5.30% per annum. The transaction costs of approximately $23 million, or $0.74 per fully diluted share, are expected to be incurred in the fourth quarter.

(5) Includes certain capital lease obligations totaling approximately $6.5 million. These agreements expire in June 2009 and are paid semi-annually.

     In addition, the Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2032 with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the nine months ended September 30, 2005 and 2004, ground lease rent was approximately $1.2 million. Minimum future rental payments under the ground leases are approximately $1.6 million for each of the next five years and approximately $21.7 million thereafter.

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

     On April 8, 2005, the Company paid a $0.025 per share distribution for the quarter ended March 31, 2005 to stockholders of record on March 25, 2005. On July 8, 2005, the Company paid a $0.025 per share distribution for the quarter ended June 30, 2005 to stockholders of record on June 24, 2005. On October 14, 2005, the Company paid a $0.025 per share distribution for the quarter ended September 30, 2005 to stockholders of record on September 30, 2005. On March 24, 2005, the Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D 9% Units, and for the seven days ended March 31, 2005, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units. On June 30, 2005 the Operating Partnership paid distributions of 8.0625% per annum on the $150 million of Series D 8% Units. On September 30, 2005, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million of Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

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

     FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effects of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. Investors should review FFO, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT's operating performance. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

     The following table presents a calculation of FFO for the quarters and nine months ended September 30, 2005 and 2004 (amounts in thousands):

                                                                      QUARTERS ENDED    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                                    -----------------   -----------------
                                                                      2005      2004      2005      2004
                                                                    -------   -------   -------   -------
COMPUTATION OF FUNDS FROM OPERATIONS:
   Net income (loss) available for common shares ................   $ 1,091   $  (864)  $12,287   $ 4,106
   Income (loss) allocated to common OP Units ...................       293      (234)    3,335       937
   Depreciation on real estate assets ...........................    13,984    12,440    41,243    34,195
   Depreciation on unconsolidated joint ventures ................       517       249     1,341       724
   Depreciation on discontinued real estate assets ..............        --       318       329     1,004
   Gain on sale of Properties and other .........................        --        --        --      (638)
                                                                    -------   -------   -------   -------
      Funds from operations available for common shares .........   $15,885   $11,909   $58,535   $40,328
                                                                    =======   =======   =======   =======
   Weighted average common shares outstanding - fully diluted ...    30,149    29,846    30,008    29,188
                                                                    =======   =======   =======   =======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At September 30, 2005 approximately 99% or approximately $1.6 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $93.4 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $99.1 million.

     At September 30, 2005, approximately 1% or approximately $20 million of our outstanding debt was at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings and cash flows would increase/decrease by approximately $196,000 annually.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2005.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no material changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Note 9 of the Consolidated Financial Statements contained herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matter to a vote of security holders during the three months ended September 30, 2005.

ITEM 5. OTHER INFORMATION

     On August 9, 2005, the Board of Directors of the Company approved changes to the fee structure for the non-employee directors of the Company. Under the new structure, the annual cash retainer paid to each non-employee director for his or her services on the Company's Board of Directors increases by $15,000 from $30,000 to $45,000.

ITEM 6. EXHIBITS

     31.1 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

     32.2 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

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

DATE: November 2, 2005