Form 10-K
period 2005-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2006-03-03
CIK 895417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2005

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

         Securities registered pursuant to Section 12(b) of the Act:____

Common Stock, $.01 Par Value                      New York Stock Exchange
      (Title of Class)                    (Name of exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates was approximately $883.2 million as of June 30, 2005 based upon the closing price of $39.76 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

  At February 20, 2006, 23,494,218 shares of the Registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference the Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 3, 2006.

                        EQUITY LIFESTYLE PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.
   Item 1.    Business...................................................     3
   Item 1A.   Risk Factors...............................................     8
   Item 1B.   Unresolved Staff Comments..................................    12
   Item 2.    Properties.................................................    13
   Item 3.    Legal Proceedings..........................................    18
   Item 4.    Submission of Matters to a Vote of Security Holders........    20

PART II.
   Item 5.    Market for the Registrant's Common Equity, Related
              Stockholder Matters and Issuer Purchases of Equity
              Securities.................................................    21
   Item 6.    Selected Financial Data....................................    22
   Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    25
   Item 7A.   Quantitative and Qualitative Disclosures About Market
              Risk.......................................................    42
              Forward-Looking Statements.................................    43
   Item 8.    Financial Statements and Supplementary Data................    44
   Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................    44
   Item 9A.   Controls and Procedures....................................    44
   Item 9B.   Other Information..........................................    44

PART III.
   Item 10.   Directors and Executive Officers of the Registrant.........    45
   Item 11.   Executive Compensation.....................................    45
   Item 12.   Security Ownership of Certain Beneficial Owners and
              Management.................................................    45
   Item 13.   Certain Relationships and Related Transactions.............    45
   Item 14.   Principal Accountant Fees and Services.....................    45

PART IV.
   Item 15.   Exhibits and Financial Statement Schedules.................    46

                                     PART I

ITEM 1. BUSINESS

                        EQUITY LIFESTYLE PROPERTIES, INC.

GENERAL

     Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries ("Subsidiaries"), is referred to herein as the "Company," "ELS," "we," "us," and "our". The Company is a fully integrated owner and operator of lifestyle oriented properties ("Properties"). The Company leases individual developed areas ("sites") with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles ("RVs"). The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of December 31, 2005, we owned or had an ownership interest in a portfolio of 285 Properties located throughout the United States and Canada containing 106,337 residential sites. These Properties are located in 28 states and British Columbia (with the number of Properties in each state or province shown parenthetically) - Florida (84), California (47), Arizona (35), Texas
(16), Washington (13), Colorado (10), Oregon (9), Delaware (7), Indiana (7), Pennsylvania (7), Nevada (6), North Carolina (6), Wisconsin (5), Maine (4), New York (4), Virginia (4), Illinois (3), Michigan (2), New Jersey (2), Ohio (2), South Carolina (2), Tennessee (2), Utah (2), Iowa (1), Massachusetts (1), Montana (1), New Hampshire (1), New Mexico (1), and British Columbia (1).

     Properties are designed and improved for several home options of various sizes and designs that are produced off-site, installed and set on designated sites ("Site Set") within the Properties. These homes can range from 400 to over 2,000 square feet. The smallest of these are referred to as "Resort Cottages". Properties may also have sites that can accommodate a variety of RVs. Properties generally contain centralized entrances, internal road systems and designated sites. In addition, Properties often provide a clubhouse for social activities and recreation and other amenities, which may include restaurants, swimming pools, golf courses, lawn bowling, shuffleboard courts, tennis courts, laundry facilities and cable television service. In some cases, utilities are provided or arranged for by us; otherwise, the customer contracts for the utility directly. Some Properties provide water and sewer service through municipal or regulated utilities, while others provide these services to customers from on-site facilities. Properties generally are designed to attract retirees, empty-nesters, vacationers and second home owners; however, certain of the Properties focus on affordable housing for families. We focus on owning properties in or near large metropolitan markets and retirement and vacation destinations.

EMPLOYEES AND ORGANIZATIONAL STRUCTURE

     We have approximately 1,500 full-time, part-time and seasonal employees dedicated to carrying out our operating philosophy and strategies of value enhancement and service to our customers. The operations of each Property are coordinated by an on-site team of employees that typically includes a manager, clerical and maintenance workers, each of whom works to provide maintenance and care of the Properties. Direct supervision of on-site management is the responsibility of our regional vice presidents and regional and district managers. These individuals have significant experience in addressing the needs of customers and in finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 80 full-time corporate employees who assist on-site management in all property functions.

FORMATION OF THE COMPANY

     We originally incorporated as Manufactured Home Communities, Inc. in Maryland in December 1992 and completed an initial public offering in March 1993. On November 16, 2004, we changed our name to Equity LifeStyle Properties, Inc.

     The operations of the Company are conducted primarily through the Operating Partnership. The Company contributed the proceeds from its initial public offering and subsequent offerings to the Operating Partnership for a general partnership interest. In 2004, the general partnership interest was contributed to MHC Trust (see Note 4 of the Notes to Consolidated Financial Statements contained in this Form 10-K). The financial results of the Operating Partnership and the Subsidiaries are consolidated in the Company's consolidated financial statements. In addition, since certain activities, if performed by the Company, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), the Company has formed taxable REIT subsidiaries as defined in the Code to engage in such activities.

     Several Properties are wholly owned by taxable REIT subsidiaries of the Company. In addition, Realty Systems, Inc. ("RSI") is a wholly owned taxable REIT subsidiary of the Company that is engaged in the business of purchasing, selling and leasing site set homes that are located in Properties owned and managed by the Company. RSI also provides brokerage services to residents at such Properties for those residents who move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the site set homes. RSI also leases inventory homes to prospective residents with the expectation that the tenant eventually will purchase the home. Subsidiaries of RSI also lease from the Operating Partnership certain real property within or adjacent to certain Properties consisting of golf courses, pro shops, stores and restaurants.

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

ACQUISITIONS AND DISPOSITIONS

     Over the last decade our portfolio of Properties has grown significantly from owning or having an interest in 65 Properties with over 25,000 sites to owning or having an interest in 285 Properties with over 106,000 sites. We continually review the Properties in our portfolio to ensure that they fit our business objectives. Over the last five years we sold 32 Properties, and we redeployed capital to markets we believe have greater long-term potential. In that same time period we acquired 162 Properties located in high growth areas such as Florida, Arizona and California. We believe that opportunities for property acquisitions are still available. Increasing acceptability of and demand for a lifestyle that includes Site Set homes and RVs as well as continued constraints on development of new properties continue to add to their attractiveness as an investment. We believe we have a competitive advantage in the acquisition of additional properties due to our experienced management, significant presence in major real estate markets and substantial capital resources. We are actively seeking to acquire additional properties and are engaged in various stages of negotiations relating to the possible acquisition of a number of properties.

     We anticipate that new acquisitions will generally be located in the United States, although we may consider other geographic locations provided they meet our acquisition criteria. We utilize market information systems to identify and evaluate acquisition opportunities, including a market database to review the primary economic indicators of the various locations in which we expect to expand our operations. Acquisitions will be financed from the most appropriate sources of capital, which may include undistributed funds from operations, issuance of additional equity securities, sales of investments, collateralized and uncollateralized borrowings and issuance of debt securities. In addition, the Operating Partnership may issue units of limited partnership interest ("Units") to finance acquisitions. We believe that an ownership structure that includes the Operating Partnership will permit us to acquire additional properties in transactions that may defer all or a portion of the sellers' tax consequences.

     When evaluating potential acquisitions, we consider such factors as:

     - The replacement cost of the property including land values, entitlements and zoning,

     -    The geographic area and type of the property,

     - The location, construction quality, condition and design of the property,

     - The current and projected cash flow of the property and the ability to increase cash flow,

     -    The potential for capital appreciation of the property,

     - The terms of tenant leases or usage rights, including the potential for rent increases,

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

     When investing capital we consider all potential uses of the capital including returning capital to our stockholders. As a result, during 1999 and 2000 we implemented a stock repurchase program, and our Board of Directors continues to review the conditions under which we will repurchase our stock. These conditions include, but are not limited to, market price, balance sheet flexibility, other opportunities and capital requirements. On January 16, 2004, we paid a special dividend of $8.00 per share using proceeds from a recapitalization (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities).

PROPERTY EXPANSIONS

     Several of our Properties have available land for expanding the number of sites available to be utilized by our customers. Development of these sites ("Expansion Sites") is predicated upon local market conditions and zoning and other applicable laws. When justified, development of Expansion Sites allows us to leverage existing facilities and amenities to increase the income generated from the Properties. Where appropriate, facilities and amenities may be upgraded or added to certain Properties to make those Properties more attractive in their markets. Our acquisition philosophy has included the desire to own Properties with potential Expansion Site development. Approximately 80 of our Properties have expansion potential, including 3,000 acres available for expansion at our Thousand Trails Properties.

LEASES OR USAGE RIGHTS

     At our Properties, a typical lease entered into between the owner of a home and the Company for the rental of a site is for a month-to-month or year-to-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Non-cancelable long-term leases, with remaining terms ranging up to ten years, are in effect at certain sites within 25 of the Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index ("CPI"), in some instances taking into consideration certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments are made on an annual basis. At resort-oriented Properties, long-term customers typically enter into right to use agreements and many typically prepay for their stay. Many resort customers will also leave deposits to reserve a site for the following year. Generally these customers cannot live full time on the Property.

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

     Insurance. We believe that the Properties are covered by adequate fire, flood, property, earthquake and business interruption insurance (where appropriate) provided by reputable companies and with commercially reasonable deductibles and limits. Due to the lack of available commercially reasonable coverage, we are self-insured for terrorism incidents at substantially all of our Properties. We believe our insurance coverage is adequate based on our assessment of the risks to be insured, the probability of loss and the relative cost of available coverage. We have obtained insurance insuring good title to the Properties in an aggregate amount that we believe to be adequate.

     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of February 23, 2006, approximately $19.4 million of claims, including business interruption, have been submitted to our insurance companies for reimbursement. As of December 31, 2005, we made total expenditures of approximately $11.9 million and expect to incur additional expenditures to complete the work necessary to restore our Properties to their pre-hurricanes condition. We received proceeds from insurance carriers of approximately $2.6 million as of December 31, 2005. We have reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $3.4 million of these expenditures have been capitalized per our capitalization policy as of December 31, 2005. Approximately $3.9 million is included in other assets as a receivable from insurance providers as of December 31, 2005, and approximately $5.9 million was included in other assets as of December 31, 2004.

     In 2005, we reduced the book value of our assets by approximately $1.0 million due to damage caused by the 2004 storms. We received insurance proceeds of approximately $0.8 million relating to other matters. Both of these items were recorded in income from other investments, net.

     During the fourth quarter of 2005 we spent approximately $1.3 million on Properties located in South Florida impacted by Hurricane Wilma to get them operationally ready for the season. This amount has been charged to operations in 2005. We are still evaluating the total costs we expect to incur and are preparing our insurance claim.

                                    INDUSTRY

     We believe that modern properties similar to ours provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following reasons:

     - Barriers to Entry: We believe that the supply of new properties in locations targeted by the Company will be constrained due to barriers to entry. The most significant barrier has been the difficulty of securing zoning from local authorities. This has been the result of
          (i) the public's historically poor perception of manufactured housing, and (ii) the fact that properties generate less tax revenue because the homes are treated as personal property (a benefit to the homeowner) rather than real property. Another factor that creates substantial barriers to entry is the length of time between investment in a property's development and the attainment of stabilized occupancy and the generation of revenues. The initial development of the infrastructure may take up to two or three years. Once a property is ready for occupancy, it may be difficult to attract customers to an empty property. Substantial occupancy levels may take several years to achieve.

     - Industry Consolidation: According to various industry reports, there are approximately 65,000 properties in the United States, and approximately 10% or approximately 6,000 of the properties have more than 200 sites and would be considered investment-grade. We believe that this relatively high degree of fragmentation provides us, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional properties.

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

     - Lifestyle Choice: According to the Recreational Vehicle Industry Association, nearly 1 in 12 U.S. vehicle-owning households owns an RV. The 80 million people born from 1945 to 1964 or "baby boomers" make up the fastest growing segment of this market. Everyday 11,000 Americans turn 50 according to U.S. Census figures. We believe that this population segment, seeking an active lifestyle, will provide opportunities for future cash flow growth for the Company. Current RV owners, once finished with the more active RV lifestyle, will often seek more permanent retirement or vacation establishments. The Site Set housing choice has become an increasingly popular housing alternative for retirement, second-home, and "empty-nest" living. According to a Fannie Mae survey, the baby-boom generation will constitute 18% of the U.S. population within the next 30 years and more than 32 million people will reach age 55 within the next ten years. Among those individuals who are nearing retirement (age 40 to 54), approximately 33% plan on moving upon retirement.

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

     - Comparability to Site-Built Homes: The Site Set housing industry has experienced a trend towards multi-section homes. Many modern Site Set homes are longer (up to 80 feet, compared to 50 feet in the 1960's) and wider than earlier models. Many such homes have nine-foot ceilings or vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single-family ranch style site-built homes.

     - Second Home Demographics: According to the 2005 National Association of Realtors ("NAR") report, sales of second homes in 2004 rose 16.3% from 2003 to a total of 2.82 million units. Of the 2.82 million second home units sold in 2004, 1.02 million were vacation home sales, a 19.8% increase from the previous year. There were approximately 6.6 million vacation homes owned in 2003. The typical vacation-home buyer is 55 years old and earned $71,000 in 2003. Approximately 76% of vacation home-owners prefer to be near an ocean, river or lake; 38% close to mountains or other natural attractions, and 37% in a specific vacation area. In looking ahead, NAR believes that baby boomers are still in their peak earning years, and the leading edge of their generation is approaching retirement. As they continue to have the financial wherewithal to purchase second homes as a vacation property, investment opportunity, or perhaps as a retirement retreat, those baby boomers will continue to drive the market for second-homes. It is likely that over the next decade we will continue to see historically high levels of second home sales.

AVAILABLE INFORMATION

     We file reports electronically with the Securities and Exchange Commission ("SEC"). The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy information and statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We maintain an Internet site with information about the Company and hyperlinks to our filings with the SEC at http://www.equitylifestyle.com. Requests for copies of our filings with the SEC and other investor inquiries should be directed to:

               Investor Relations Department
               Equity LifeStyle Properties, Inc.
               Two North Riverside Plaza
               Chicago, Illinois 60606
               Phone: 1-800-247-5279
               e-mail: investor_relations@mhchomes.com

ITEM 1A. RISK FACTORS

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

- local conditions such as an oversupply of lifestyle-oriented properties or a reduction in demand for lifestyle-oriented properties in the area, the attractiveness of our Properties to customers, competition from manufactured home communities and other lifestyle-oriented properties and alternative forms of housing (such as apartment buildings and site-built single family homes);

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

New Acquisitions May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties. We intend to continue to acquire properties. Newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management attention. Additionally, we expect that other real estate investors with significant capital will compete with us for attractive investment opportunities. These competitors include publicly traded REITs, private REITs and other types of investors. Such competition increases prices for properties. We expect to acquire properties with cash from secured or unsecured financings, proceeds from offerings of equity or debt, undistributed funds from operations and sales of investments. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.

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

DEBT FINANCING, FINANCIAL COVENANTS AND DEGREE OF LEVERAGE COULD ADVERSELY AFFECT OUR ECONOMIC PERFORMANCE.

Scheduled Debt Payments Could Adversely Affect Our Financial Condition. Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $1.6 billion as of December 31, 2005. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

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

Financial Covenants Could Adversely Affect Our Financial Condition. If a Property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the Property, resulting in loss of income and asset value. The mortgages on our Properties contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the Property and to discontinue insurance coverage. In addition, our credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to assets ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt. Foreclosure on mortgaged Properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations.

Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing. Our debt to market capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and Units held by parties other than the Company) is approximately 56% as of December 31, 2005. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes us more vulnerable to a downturn in business or the economy generally.

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

We Have a Stock Ownership Limit for REIT Tax Purposes. To remain qualified as a REIT for U.S. federal income tax purposes, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any taxable year. To facilitate maintenance of our REIT qualification, our charter, subject to certain exceptions, prohibits Beneficial Ownership (as defined in our charter) by any single stockholder of more than 5% (in value or number of shares, whichever is more restrictive) of our outstanding capital stock. We refer to this as the "Ownership Limit." Within certain limits, our charter permits the Board of Directors to increase the Ownership Limit with respect to any class or series of stock. The Board of Directors, upon receipt of a ruling from the IRS, opinion of counsel, or other evidence satisfactory to the Board of Directors and upon fifteen days prior written notice of a proposed transfer which, if consummated, would result in the transferee owning shares in excess of the Ownership Limit, and upon such other conditions as the Board of Directors may direct, may exempt a stockholder from the Ownership Limit. Absent any such exemption, capital stock acquired or held in violation of the Ownership Limit will be transferred by operation of law to us as trustee for the benefit of the person to whom such capital stock is ultimately transferred, and the stockholder's rights to distributions and to vote would terminate. Such stockholder would be entitled to receive, from the proceeds of any subsequent sale of the capital stock transferred to us as trustee, the lesser of (i) the price paid for the capital stock or, if the owner did not pay for the capital stock (for example, in the case of a gift, devise of other such transaction), the market price of the capital stock on the date of the event causing the capital stock to be transferred to us as trustee or (ii) the amount realized from such sale. A transfer of capital stock may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control of the Company and, therefore, could adversely affect our stockholders' ability to realize a premium over the then-prevailing market price for their common stock.

CONFLICTS OF INTEREST COULD INFLUENCE THE COMPANY'S DECISIONS.

Certain Stockholders Could Exercise Influence in a Manner Inconsistent With the Stockholders' Best Interests. As of December 31, 2005, Mr. Zell and certain affiliated holders beneficially owned approximately 14.2% of our outstanding common stock (in each case including common stock issuable upon the exercise of stock options and the exchange of Units). Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders.

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

RISK OF EMINENT DOMAIN AND TENANT LITIGATION.

     We own Properties in certain areas of the country where real estate values have increased faster than rental rates in our Properties either because of locally imposed rent control or long term leases. In such areas, we have learned that certain local government entities have investigated the possibility of seeking to take our Properties by eminent domain at values below the value of the underlying land. While no such eminent domain proceeding has been commenced, and we would exercise all of our rights in connection with any such proceeding, successful condemnation proceedings by municipalities could adversely affect our financial condition. Moreover, certain of our Properties located in California are subject to rent control ordinances, some of which not only severely restrict ongoing rent increases but also prohibit us from increasing rents upon turnover. Such regulation allows customers to sell their homes for a premium representing the value of the future discounted rent-controlled rents. As part of our effort to realize the value of our Properties subject to rent control, we have initiated lawsuits against several municipalities in California. In response to our efforts, tenant groups have filed lawsuits against us seeking not only to limit rent increases, but to be awarded large damage awards. If we are unsuccessful in our efforts to challenge rent control ordinances, it is likely that we will not be able to charge rents that reflect the intrinsic value of the affected Properties. Finally, tenant groups in non-rent controlled markets have also attempted to use litigation as a means of protecting themselves from rent increases reflecting the rental value of the affected Properties. An unfavorable outcome in the tenant group lawsuits could have an adverse impact on our financial condition.

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

     As of December 31, 2005, we owned or had an ownership interest in 285 Properties located in 28 states and British Columbia, including 84 Properties located in Florida and 47 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties. While we have obtained insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that the Company must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures incurred by us and reimbursements received from the insurance providers, could adversely affect our economic performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

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

PROPERTY PORTFOLIO

     As of December 31, 2005, we owned or had an ownership interest in a portfolio of 285 Properties located throughout the United States and British Columbia containing 106,337 residential sites.

     The distribution of our Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of Properties outside such markets. Refer to Note 2(c) of the Notes to Consolidated Financial Statements contained in this Form 10-K.

     Bay Indies located in Venice, Florida and Westwinds located in San Jose, California each accounted for approximately 2.6% and 2.3% of our total property operating revenues respectively for the year ended December 31, 2005.

     The following table sets forth certain information relating to the Properties we owned as of December 31, 2005, categorized by our major markets (excluding the Thousand Trails Properties and Properties owned through joint ventures).


                                                      TOTAL        TOTAL      ANNUAL         ANNUAL
                                                      NUMBER     NUMBER OF     SITE           SITE         ANNUAL        ANNUAL
                                                     OF SITES     ANNUAL     OCCUPANCY     OCCUPANCY        RENT          RENT
                              LOCATION                AS OF        SITES       AS OF         AS OF         AS OF          AS OF
       PROPERTY             CITY, STATE             12/31/05     12/31/05    12/31/05       12/31/04      12/31/05      12/31/04
-----------------------------------------------------------------------------------------------------------------------------------
                                                              FLORIDA
   EAST COAST:
Sunshine Key             Big Pine Key        FL        409           --          --             --              --              --
Carriage Cove            Daytona Beach       FL        418          418        92.1%          92.8%         $4,949          $4,824
Bulow Plantation         Flagler Beach       FL        276          276        97.8% (b)      97.8% (b)     $4,330          $4,200
Bulow RV                 Flagler Beach       FL        352          122       100.0%         100.0%         $3,681          $3,662
Carefree Cove            Ft. Lauderdale      FL        163          163        91.4%          92.1%         $5,693          $5,520
Park City West           Ft. Lauderdale      FL        363          363        94.8%          99.7%         $4,430          $4,260
Sunshine Holiday         Ft. Lauderdale      FL        269          269        89.6%         100.0%         $5,078          $4,908
Sunshine Holiday RV      Ft. Lauderdale      FL        131           30       100.0%         100.0%         $4,964          $4,620
Maralago Cay             Lantana             FL        602          602        93.9%          93.5%         $5,747          $5,520
Coral Cay                Margate             FL        817          817        88.6%          89.5%         $5,750          $5,532
Lakewood Village         Melbourne           FL        349          349        87.4%          87.7%         $4,997          $4,800
Holiday Village          Ormond Beach        FL        301          301        85.7%          87.4%         $4,308          $4,116
Sunshine Holiday -       Ormond Beach        FL        349          123       100.0%         100.0%         $3,500          $3,424
  Encore
The Meadows              Palm Beach Gardens  FL        379          379        84.7% (b)      88.7% (b)     $5,090          $4,848
Breezy Hill RV           Pompano Beach       FL        762          430       100.0%         100.0%         $4,937          $4,628
Highland Wood RV         Pompano Beach       FL        148           69       100.0%         100.0%         $4,258          $3,882
Lighthouse Pointe        Port Orange         FL        433          433        86.4% (b)      88.0% (b)     $4,286          $4,188
Pickwick                 Port Orange         FL        432          432        99.3%          99.8%         $4,420          $4,260
Indian Oaks              Rockledge           FL        208          208       100.0%         100.0%         $3,615          $3,456
Coquina Crossing         St Augustine        FL        532          532        85.0% (b)      89.1% (b)     $4,629          $4,308
Lazy Lakes - Sunburst    Sugar Loaf          FL        100           26       100.0%         100.0%         $6,342          $5,888
Countryside              Vero Beach          FL        645          645        90.1% (b)      92.0% (b)     $4,579          $4,272
Heritage Plantation      Vero Beach          FL        436          436        86.2%          88.5%         $4,743          $4,608
Holiday Village          Vero Beach          FL        128          128        43.8%          48.4%         $4,073          $3,852
Sunshine Travel -        Vero Beach          FL        300          170       100.0%         100.0%         $3,715          $3,588
Encore

                                                      TOTAL      TOTAL       ANNUAL         ANNUAL
                                                     NUMBER     NUMBER        SITE           SITE          ANNUAL      ANNUAL
                                                    OF SITES   OF ANNUAL   OCCUPANCY      OCCUPANCY         RENT        RENT
                                   LOCATION           AS OF      SITES       AS OF          AS OF          AS OF       AS OF
          PROPERTY               CITY, STATE        12/31/05   12/31/05     12/31/05       12/31/04       12/31/05    12/31/04
-------------------------------------------------------------------------------------------------------------------------------
   CENTRAL:
Lake Magic - Encore           Clermont        FL        471        59       100.0%         100.0%          $3,141       $3,068
Southern Palms                Eustis          FL        950       406       100.0%         100.0%          $2,754       $2,641
Grand Island                  Grand Island    FL        359       359        57.1% (b)      66.1% (b)      $4,114       $3,864
Sherwood Forest               Kissimmee       FL        754       754        93.8% (b)      94.8% (b)      $4,645       $4,464
Sherwood Forest RV            Kissimmee       FL        513       152       100.0%         100.0%          $4,353       $4,260
Park
Tropical Palms                Kissimmee       FL        541        --          --             --               --           --
Coachwood Colony              Leesburg        FL        202       202        94.6%          96.5%          $3,207       $2,976
Mid-Florida Lakes             Leesburg        FL      1,225     1,225        82.0% (b)      82.5% (b)      $4,759       $4,584
Southernaire                  Mt. Dora        FL        108       108        88.0%          94.4%          $3,608       $3,420
Oak Bend                      Ocala           FL        262       262        87.8% (b)      87.8% (b)      $3,878       $3,768
Villas at Spanish Oaks        Ocala           FL        459       459        86.7%          87.1%          $4,230       $4,104

   GULF COAST (TAMPA/NAPLES):
Toby's RV                     Arcadia         FL        379       289       100.0%         100.0%          $1,910       $1,810
Manatee - Encore              Bradenton       FL        415       230       100.0%         100.0%          $3,805       $3,622
Windmill Manor                Bradenton       FL        292       292        94.2%          94.2%          $4,812       $4,716
Glen Ellen                    Clearwater      FL        106       106        85.8%          86.8%          $4,154       $4,145
Hillcrest                     Clearwater      FL        278       278        77.0%          79.6%          $4,773       $4,596
Silk Oak                      Clearwater      FL        181       181        78.5%          85.0%          $4,711       $4,596
Crystal Isles - Encore        Crystal River   FL        260        13       100.0%         100.0%          $3,020       $2,618
Lake Haven                    Dunedin         FL        379       379        82.3%          81.5%          $5,546       $5,304
Fort Myers Beach Resort       Fort Myers      FL        306       103       100.0%         100.0%          $4,911       $4,566
Gulf Air Resort -             Fort Myers      FL        246       163       100.0%         100.0%          $4,112       $3,866
Sunburst
Barrington Hills -            Hudson          FL        392       264       100.0%         100.0%          $2,378       $2,274
Sunburst
Down Yonder                   Largo           FL        361       361        96.7%          97.0%          $5,350       $5,088
East Bay Oaks                 Largo           FL        328       328        94.5%          95.7%          $5,101       $4,884
Eldorado Village              Largo           FL        227       227        95.6%          95.6%          $5,046       $4,908
Holiday Ranch                 Largo           FL        150       150        86.0%          88.0%          $4,701       $4,536
Shangri La                    Largo           FL        160       160        90.0%          93.1%          $4,512       $4,428
Vacation Village -            Largo           FL        293       192       100.0%         100.0%          $3,660       $3,534
Sunburst
Pasco - Encore                Lutz            FL        255       157       100.0%         100.0%          $3,077       $2,949
Buccaneer                     N. Ft. Myers    FL        971       971        97.8%          96.9%          $4,767       $4,584
Lake Fairways                 N. Ft. Myers    FL        896       896        99.9%          99.8%          $5,004       $4,872
Pine Lakes                    N. Ft. Myers    FL        584       584        99.8%         100.0%          $6,079       $5,820
Pioneer Village -             N. Ft. Myers    FL        733       398       100.0%         100.0%          $3,326       $3,168
  Sunburst
The Heritage                  N. Ft. Myers    FL        455       455        98.0% (b)      95.4% (b)      $4,457       $4,224
Windmill Village              N. Ft. Myers    FL        491       491        93.7%          93.3%          $4,226       $4,056
Country Place                 New Port Richey FL        515       515       100.0%          99.8%          $3,513       $3,408
Hacienda Village              New Port Richey FL        505       505        96.6%          96.8%          $4,272       $4,080
Harbor View                   New Port Richey FL        471       471        98.9%          99.6%          $2,885       $2,736
Bay Lake Estates              Nokomis         FL        228       228        94.3%          96.1%          $5,456       $5,244
Royal Coachman - Encore       Nokomis         FL        546       389       100.0%         100.0%          $5,126       $4,912
Silver Dollar                 Odessa          FL        385       366       100.0%         100.0%          $3,613       $3,329
Terra Ceia                    Palmetto        FL        203       145       100.0%         100.0%          $2,849       $2,808
Lakes at Countrywood          Plant City      FL        424       424        90.3% (b)      91.7% (b)      $3,439       $3,264
Meadows at Countrywood        Plant City      FL        799       799        93.2% (b)      91.5% (b)      $4,007       $3,802
Oaks at Countrywood           Plant City      FL        168       168        74.4% (b)      70.2% (b)      $3,462       $3,324
Harbor Lakes - Encore         Port Charlotte  FL        528       252       100.0%         100.0%          $3,713       $3,544
Gulf View - Encore            Punta Gorda     FL        206        36       100.0%         100.0%          $3,749       $3,537
Winds of St. Armands No       Sarasota        FL        471       471        95.5%          95.5%          $4,892       $4,788
Winds of St. Armands So       Sarasota        FL        306       306        99.7%          99.7%          $4,885       $4,728
Topics RV                     Spring Hill     FL        230       159       100.0%         100.0%          $2,458       $2,327
Bay Indies                    Venice          FL      1,309     1,309        96.9%          96.7%          $5,736       $5,232
Sixth Avenue                  Zephyrhills     FL        134       134        91.8%          93.3%          $2,135       $2,112
                                                    ---------------------------------------------------------------------------
     TOTAL FLORIDA MARKET                            31,712    26,052        92.9%          93.7%          $4,501       $4,304
                                                    ---------------------------------------------------------------------------


                                       14

                                                           TOTAL       TOTAL        ANNUAL      ANNUAL
                                                          NUMBER       NUMBER        SITE        SITE       ANNUAL      ANNUAL
                                                         OF SITES    OF ANNUAL    OCCUPANCY   OCCUPANCY      RENT        RENT
                                  LOCATION                 AS OF       SITES        AS OF       AS OF        AS OF      AS OF
          PROPERTY               CITY, STATE             12/31/05     12/31/05     12/31/05    12/31/04    12/31/05    12/31/04
---------------------------------------------------------------------------------------------------------------------------------
                                                            CALIFORNIA

    NORTHERN CALIFORNIA:
Monte del Lago               Castroville       CA           310         310        94.8% (b)    98.4% (b)   $ 9,155     $ 7,608
Colony Park                  Ceres             CA           186         186        89.8%        94.1%       $ 5,974     $ 5,112
Four Seasons                 Fresno            CA           242         242        89.3%        84.7%       $ 3,680     $ 3,492
Tahoe Valley Campground      Lake Tahoe        CA           413          --          --           --             --          --
Sea Oaks                     Los Osos          CA           125         125       100.0%        97.6%       $ 5,563     $ 5,364
Coralwood                    Modesto           CA           194         194        98.5%        99.5%       $ 6,694     $ 6,180
Concord Cascade              Pacheco           CA           283         283        98.6%        98.2%       $ 7,089     $ 6,924
Quail Meadows                Riverbank         CA           146         146        98.6%        98.6%       $ 6,546     $ 5,688
San Francisco RV Resort      San Francisco     CA (a)       182          --          --           --             --          --
California Hawaiian          San Jose          CA           418         418        95.2%        97.4%       $ 8,920     $ 8,628
Sunshadow                    San Jose          CA           121         121        96.7%        97.5%       $ 8,656     $ 8,268
Village of the Four          San Jose          CA           271         271        91.9%        98.5%       $ 8,212     $ 8,148
  Seasons
Westwinds (4 Properties)     San Jose          CA           723         723        88.8%        96.1%       $ 9,555     $ 9,420
Laguna Lake                  San Luis Obispo   CA           290         290        99.7%        98.6%       $ 4,887     $ 4,848
Contempo Marin               San Rafael        CA           396         396        98.5%        98.5%       $ 7,958     $ 7,884
DeAnza Santa Cruz            Santa Cruz        CA           198         198        96.0%        96.5%       $ 8,263     $ 8,124
Royal Oaks                   Visalia           CA           149         149        87.9%        82.6%       $ 3,919     $ 3,816

    SOUTHERN CALIFORNIA:
Date Palm Country Club       Cathedral City    CA           538         538        96.1%        96.5%       $ 9,396     $ 8,916
Date Palm RV                 Cathedral City    CA           140          --          --           --             --          --
Rancho Mesa                  El Cajon          CA           158         158        86.1%        95.6%       $ 9,936     $ 8,424
Rancho Valley                El Cajon          CA           140         140       100.0%       100.0%       $10,552     $10,092
Royal Holiday                Hemet             CA           179         179        58.7%        60.3%       $ 4,070     $ 3,876
Pacific Dunes Ranch          Oceana            CA           215           3       100.0%          --        $ 1,800     $ 1,800
Las Palmas                   Rialto            CA           136         136       100.0%       100.0%       $ 4,583     $ 4,440
Parque La Quinta             Rialto            CA           166         166       100.0%        99.4%       $ 4,646     $ 4,452
Meadowbrook                  Santee            CA           338         338        98.2%        98.2%       $ 8,691     $ 8,412
Lamplighter                  Spring Valley     CA           270         270        98.9%        99.3%       $10,940     $10,824
Santiago Estates             Sylmar            CA           300         300        99.3%        99.0%       $ 9,013     $ 8,580
                                                        -----------------------------------------------------------------------
       TOTAL CALIFORNIA MARKET                            7,227       6,280        94.3%        95.8%       $ 7,853     $ 7,495
                                                        -----------------------------------------------------------------------


                                                              ARIZONA

Countryside RV               Apache            AZ           560         260       100.0%       100.0%       $ 2,676     $ 2,613
Golden Sun RV                Apache Junction   AZ           329         190       100.0%       100.0%       $ 2,699     $ 2,642
Casa del Sol #2              Glendale          AZ           239         239        72.0%        74.5%       $ 6,299     $ 6,204
Casa del Sol #3              Glendale          AZ           236         236        75.4%        80.9%       $ 6,565     $ 6,336
Palm Shadows                 Glendale          AZ           294         294        67.0%        78.6%       $ 4,991     $ 4,860
Hacienda de Valencia         Mesa              AZ           365         365        78.6%        75.3%       $ 5,205     $ 5,040
Monte Vista                  Mesa              AZ           832         752       100.0%       100.0%       $ 4,957     $ 4,562
The Highlands at
 Brentwood                   Mesa              AZ           273         273        79.5%        89.4%       $ 6,291     $ 6,240
The Mark                     Mesa              AZ           410         410        48.3%        55.1%       $ 5,046     $ 4,992
Viewpoint                    Mesa              AZ         1,928       1,470       100.0%       100.0%       $ 4,050     $ 3,822
Casa del Sol #1              Peoria            AZ           245         245        71.0%        78.4%       $ 5,989     $ 5,904
Apollo Village               Phoenix           AZ           236         236        69.5% (b)    78.8% (b)   $ 5,243     $ 5,100
Carefree Manor               Phoenix           AZ           128         128        58.6%        72.7%       $ 4,462     $ 4,332
Central Park                 Phoenix           AZ           293         293        79.9%        84.6%       $ 5,438     $ 5,124
Desert Skies                 Phoenix           AZ           165         165        91.5%        93.3%       $ 4,621     $ 4,464
Sunrise Heights              Phoenix           AZ           199         199        71.9%        73.4%       $ 5,241     $ 5,064
Whispering Palms             Phoenix           AZ           116         116        87.9%        91.4%       $ 4,127     $ 3,792
Sedona Shadows               Sedona            AZ           197         197        97.0%        97.5%       $ 5,696     $ 5,148
Paradise                     Sun City          AZ           950         815       100.0%       100.0%       $ 3,385     $ 3,177
The Meadows                  Tempe             AZ           391         391        71.9%        75.4%       $ 5,822     $ 5,820
Fairview Manor               Tucson            AZ           235         235        70.6%        80.0%       $ 4,392     $ 4,263
Araby                        Yuma              AZ           337         274       100.0%       100.0%       $ 2,604     $ 2,468
Cactus Gardens               Yuma              AZ           430         269       100.0%       100.0%       $ 1,775     $ 1,691
Desert Paradise              Yuma              AZ           260          85       100.0%       100.0%       $ 1,800     $ 1,727
Foothill                     Yuma              AZ           180          72       100.0%       100.0%       $ 1,860     $ 1,792
Suni Sands                   Yuma              AZ           336         176       100.0%       100.0%       $ 2,193     $ 2,135
                                                        ------------------------------------------------------------------------
       TOTAL ARIZONA MARKET                              10,164       8,385        87.0%        89.5%       $ 4,449     $ 4,267
                                                        ------------------------------------------------------------------------

                                                          TOTAL      TOTAL       ANNUAL       ANNUAL
                                                         NUMBER      NUMBER       SITE         SITE         ANNUAL     ANNUAL
                                                        OF SITES   OF ANNUAL   OCCUPANCY    OCCUPANCY        RENT       RENT
                                 LOCATION                 AS OF      SITES       AS OF        AS OF          AS OF     AS OF
          PROPERTY             CITY, STATE              12/31/05    12/31/05    12/31/05     12/31/04      12/31/05   12/31/04
-------------------------------------------------------------------------------------------------------------------------------
                                                           COLORADO

Hillcrest Village         Aurora             CO          601          601        69.7%        79.9%         $6,247      $6,096
Cimarron                  Broomfield         CO          327          327        82.9%        91.7%         $5,945      $5,796
Holiday Village           Co. Springs        CO          240          240        81.7%        86.3%         $6,173      $6,108
Holiday Hills             Denver             CO          735          735        82.4%        87.8%         $6,053      $5,880
Woodland Hills            Denver             CO          434          434        77.4%        82.7%         $5,606      $5,496
Golden Terrace            Golden             CO          265          265        86.4%        88.7%         $6,536      $6,360
Golden Terrace South      Golden             CO           80           80        76.3%        80.0%         $6,322      $6,144
Golden Terrace South RV   Golden             CO           80           --          --           --              --          --
Golden Terrace West       Golden             CO          316          316        86.1%        88.3%         $6,551      $6,204
Pueblo Grande             Pueblo             CO          251          251        90.8%        93.6%         $3,876      $3,840
Bear Creek                Sheridan           CO          122          122        90.2%        95.1%         $6,110      $5,892
                                                      -------------------------------------------------------------------------
       TOTAL COLORADO MARKET                           3,451        3,371        80.9%        86.6%         $5,959      $5,800
                                                      -------------------------------------------------------------------------

                                                           NORTHEAST

Waterford                 Bear               DE          731          731        94.7% (b)    94.5% (b)     $5,433      $5,196
Whispering Pines          Lewes              DE          392          392        86.7%        87.8%         $4,033      $3,816
Mariners Cove             Millsboro          DE          376          376        94.1% (b)    93.1% (b)     $6,270      $5,844
Aspen Meadows             Rehoboth           DE          200          200        99.5%        99.0%         $4,497      $4,284
Camelot Meadows           Rehoboth           DE          302          302        97.7%        98.3%         $4,164      $3,948
McNicol                   Rehoboth           DE           93           93       100.0%       100.0%         $3,991      $3,816
Sweetbriar                Rehoboth           DE          146          146        97.9%        96.6%         $4,090      $3,924
Old Chatham Road RV       South Dennis       MA  (a)     312          306       100.0%          --          $3,070          --
Pinehurst RV Park         Old Orchard Beach  ME  (a)     550          522       100.0%          --          $2,770          --
Waterway RV Resort        Cedar Point        NC          336          327       100.0%       100.0%         $2,602      $2,544
Twin Lakes                Chocowinity        NC          400          315       100.0%       100.0%         $2,215      $2,094
Goose Creek               Newport            NC          598          553       100.0%       100.0%         $2,775      $2,689
Sandy Beach RV Park       Contoocook         NH  (a)     190          174       100.0%          --          $2,709          --
Alpine Lake               Corinth            NY  (a)     500          228       100.0%          --          $2,489          --
Lake George Escape        Lake George        NY  (a)     576           --          --           --              --          --
Greenwood Village         Manorville         NY          512          512       100.0%       100.0%         $5,789      $5,460
Brennan Beach             Pulaski            NY  (a)   1,377        1,165       100.0%         0.0%         $1,726          --
Green Acres               Breinigsville      PA          595          595        93.1%        93.8%         $5,852      $5,616
Spring Gulch              New Holland        PA          420           60       100.0%       100.0%         $3,421      $3,328
Meadows of Chantilly      Chantilly          VA          500          500        92.2%        88.8%         $8,402      $7,836
                                                      ------------------------------------------------------------------------
       TOTAL NORTHEAST MARKET                          9,106        7,497        97.3%        95.7%         $4,894      $4,646
                                                      ------------------------------------------------------------------------

                                                             MIDWEST

Holiday Village           Sioux City         IA          519          519        51.3%        57.6%         $3,171      $3,108
O'Connell's               Amboy              IL          668          336       100.0%       100.0%         $2,245      $2,144
Willow Lake Estates       Elgin              IL          617          617        77.6%        83.3%         $8,919      $8,604
Golf Vista Estates        Monee              IL          408          408        98.0% (b)    97.5% (b)     $5,981      $5,748
Forest Oaks               Chesterton         IN          227          227        62.1%        63.9%         $4,408      $4,428
Windsong                  Indianapolis       IN          268          268        45.1%        51.5%         $4,125      $3,972
Lakeside                  New Carlisle       IN           95           65       100.0%       100.0%         $1,714      $1,663
Oak Tree Village          Portage            IN          361          361        72.0%        80.9%         $4,443      $4,296
Creekside                 Wyoming            MI          165          165        75.8%        81.2%         $4,920      $4,806
Caledonia                 Caledonia          WI          247           --          --           --              --          --
Fremont                   Fremont            WI          325           45       100.0%          --          $2,130          --
Yukon Trails              Lyndon Station     WI          214          131       100.0%          --              --          --
                                                      -------------------------------------------------------------------------
       TOTAL MIDWEST MARKET                            4,114        3,142        75.4%        77.6%         $4,797      $4,618
                                                      -------------------------------------------------------------------------


                                                              TOTAL      TOTAL       ANNUAL      ANNUAL
                                                             NUMBER      NUMBER       SITE        SITE      ANNUAL       ANNUAL
                                                            OF SITES   OF ANNUAL   OCCUPANCY   OCCUPANCY     RENT         RENT
                                 LOCATION                     AS OF      SITES       AS OF       AS OF       AS OF       AS OF
          PROPERTY              CITY, STATE                 12/31/05    12/31/05    12/31/05    12/31/04   12/31/05     12/31/04
--------------------------------------------------------------------------------------------------------------------------------
                                                    NEVADA, UTAH, NEW MEXICO

Del Rey                    Albuquerque       NM             407         407         21.9%       59.2%        $4,759       $4,524
Bonanza                    Las Vegas         NV             353         353         62.6%       63.7%        $6,293       $6,108
Boulder Cascade            Las Vegas         NV             299         299         76.9%       76.9%        $5,741       $5,556
Cabana                     Las Vegas         NV             263         263         96.6%       95.4%        $5,921       $5,520
Flamingo West              Las Vegas         NV             258         258         99.6%       99.6%        $6,381       $6,132
Villa Borega               Las Vegas         NV             293         293         82.9%       83.3%        $5,906       $5,688
Westwood Village           Farr West         UT             314         314         92.0% (b)   93.6% (b)    $3,719       $3,576
All Seasons                Salt Lake City    UT             121         121         86.8%       89.3%        $4,778       $4,620
                                                        -------------------------------------------------------------------------
      TOTAL NEVADA, UTAH, NEW MEXICO MARKET               2,308       2,308         73.1%       80.1%        $5,440       $5,217
                                                        -------------------------------------------------------------------------

                                                            NORTHWEST

Casa Village               Billings          MT             490         490         74.1%       85.5%         $3,879      $3,648
Mt. Hood                   Welches           OR             436          52        100.0%      100.0%         $4,279      $4,124
Shadowbrook                Clackamas         OR             156         156         96.8%       95.5%         $6,321      $6,324
Falcon Wood Village        Eugene            OR             183         183         86.9%       88.5%         $5,129      $4,968
Quail Hollow               Fairview          OR             137         137         93.4%       92.7%         $6,570      $6,300
Kloshe Illahee             Federal Way       WA             258         258         95.3%       96.1%         $7,862      $7,548
                                                        -------------------------------------------------------------------------
      TOTAL NORTHWEST MARKET                              1,660       1,276         86.1%       90.7%         $5,468      $5,257
                                                        -------------------------------------------------------------------------

                                                                TEXAS

Lakewood - Sunburst        Harlingen         TX             301         112        100.0%      100.0%         $1,764      $1,707
Paradise Park RV Resort    Harlingen         TX             563         331        100.0%      100.0%         $2,616      $2,509
Sunshine RV - Encore       Harlingen         TX           1,027         418        100.0%      100.0%         $2,097      $2,000
Paradise South - Encore    Mercedes          TX             493         174        100.0%      100.0%         $1,837      $1,757
Fun n Sun RV Park          San Benito        TX           1,435         606        100.0%      100.0%         $2,568      $2,486
Southern Comfort           Weslaco           TX             403         340        100.0%      100.0%         $2,344      $2,263
Tropic Winds               Harlingen         TX             531          33        100.0%      100.0%         $2,691      $2,591
Country Sunshine -         Weslaco           TX             390         211        100.0%      100.0%         $2,277      $2,203
Sunburst                                                -------------------------------------------------------------------------
      TOTAL TEXAS MARKET                                  5,143       2,225        100.0%      100.0%         $2,329      $2,242
                                                        -------------------------------------------------------------------------

                                                        -------------------------------------------------------------------------
GRAND TOTAL ALL MARKETS                                  74,885      60,536         90.6%       91.8%         $4,966      $4,755
                                                        =========================================================================


(a)  Represents Properties acquired in 2005.
(b) The process of filling Expansion Sites at these Properties is ongoing. A decrease in occupancy may reflect development of additional Expansion Sites.

ITEM 3. LEGAL PROCEEDINGS

CALIFORNIA RENT CONTROL LITIGATION

     As part of the Company's effort to realize the value of its Properties subject to rent control, the Company has initiated lawsuits against several municipalities in California. The Company's goal is to achieve a level of regulatory fairness in California's rent control jurisdictions, and in particular those jurisdictions that prohibit increasing rents to market upon turnover. Regulations in California allow tenants to sell their homes for a premium representing the value of the future discounted rent-controlled rents. In the Company's view, such regulation results in a transfer of the value of the Company's stockholders' land, which would otherwise be reflected in market rents, to tenants upon the sales of their homes in the form of an inflated purchase price that cannot be attributed to the value of the home being sold. As a result, in the Company's view, the Company loses the value of its asset and the selling tenant leaves the Property with a windfall premium. The Company has discovered through the litigation process that certain municipalities considered condemning the Company's Properties at values well below the value of the underlying land. In the Company's view, a failure to articulate market rents for sites governed by restrictive rent control would put the Company at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, could represent substantial lost value to stockholders. The Company is cognizant of the need for affordable housing in the jurisdictions, but asserts that restrictive rent regulation does not promote this purpose because the benefits of such regulation are fully capitalized into the prices of the homes sold. The Company estimates that the annual rent subsidy to tenants in these jurisdictions may be in excess of $15 million. In a more well balanced regulatory environment, the Company would receive market rents that would eliminate the subsidy and homes would trade at or near their intrinsic value.

     In connection with such efforts, the Company announced it has entered into a settlement agreement with the City of Santa Cruz, California and that, pursuant to the settlement agreement, the City amended its rent control ordinance to exempt the Company's Property from rent control as long as the Company offers a long-term lease which gives the Company the ability to increase rents to market upon turnover and bases annual rent increases on the CPI. The settlement agreement benefits the Company's stockholders by allowing them to receive the value of their investment in this Property through vacancy decontrol while preserving annual CPI based rent increases in this age-restricted Property.

     The Company has filed two lawsuits in federal court against the City of San Rafael, challenging its rent control ordinance on constitutional grounds. The Company believes that one of those lawsuits was settled by the City agreeing to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court initially found the settlement agreement was binding on the City, but then reconsidered and determined to submit the claim of breach of the settlement agreement to a jury. In October 2002, the first case against the City went to trial, based on both breach of the settlement agreement and the constitutional claims. A jury found no breach of the settlement agreement; the Company then filed motions asking the Court to rule in its favor on that claim, notwithstanding the jury verdict. The Court postponed decision on those motions and on the constitutional claims, pending a ruling on some property rights issues by the United States Supreme Court. In the event that the Court does not rule in favor of the Company on either the settlement agreement or the constitutional claims, then the Company has pending claims seeking a declaration that it can close the Property and convert it to another use. The United States Supreme Court issued the property rights rulings in 2005 and the Company awaits the Court's decisions in the San Rafael matters. On January 27, 2006, the Court issued a ruling that granted the Company's motion for leave to amend to assert alternative takings theories in light of the United States Supreme Court's decisions. The Court's ruling also denied the Company's post trial motions related to the settlement agreement and dismissed the park closure claim without prejudice to the Company's ability to reassert such claim in the future. As a result, the Company has filed a new complaint challenging the City's ordinance as violating the takings clause and substantive due process. The Company expects the City to file a responsive motion to the amended complaint and for further legal proceedings to occur in 2006.

     The Company's efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin ("CMHOA"), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believes had been agreed to by the CMHOA in a settlement agreement. On May 23, 2004, the California Court of Appeal affirmed the trial court's order dismissing the Company's claims against the City of San Rafael. The CMHOA continues to seek damages from the Company in this matter. The Company has reached a tentative settlement with the CMHOA in this matter which allows the Company to recover $3.72 of the requested monthly pass-through and does not provide for the payment of any damages to the CMHOA. Both the CMHOA and the Company will bring motions for their respective attorneys' fees following the settlement becoming final. The Company intends to vigorously defend this matter should the settlement not become final. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

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

     In addition, the Company has sued the City of Santee in federal court alleging all three of the ordinances are unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. Thus, it is the Company's position that the ordinances are subject to invalidation as a matter of law in the federal court action. Separately, the Federal District Court granted the City's Motion for Summary Judgment in the Company's federal court lawsuit. This decision was based not on the merits, but on procedural grounds, including that the Company's claims were moot given its success in the state court case. The Company has appealed the decision.

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

     The District subsequently issued a Notice of Violation dated December 12, 2005 (the "NOV"), alleging additional violations of the Ordinance. By letter dated December 23, 2005, the Company denied the allegations in the NOV.

     The Company believes that it has complied with the Compliance Order and the Ordinance. The Company further believes that the allegations in the Complaint and the NOV are without merit, and will vigorously defend against any such claims by the District.

COUNTRYSIDE AT VERO BEACH

     The Company previously received letters dated June 17, 2002 and August 26, 2002 from Indian River County ("County"), claiming that the Company owed sewer impact fees in the amount of approximately $518,000 with respect to the Property known as Countryside at Vero Beach, located in Vero Beach, Florida, purportedly under the terms of an agreement between the County and a prior owner of the Property. In response, the Company advised the County that these fees are no longer due and owing as a result of a 1996 settlement agreement between the County and the prior owner of the Property, providing for the payment of $150,000 to the County to discharge any further obligation for the payment of impact or connection fees for sewer service at the Property. The Company paid this settlement amount (with interest) to the County in connection with the Company's acquisition of the Property. In February 2006, the Company was served with a complaint filed by the County in Indian River County Circuit Court, requesting a judgment declaring a lien against the Property for allegedly unpaid impact fees, and foreclosing said lien. The Company will vigorously defend the lawsuit.

     On January 12, 2006, the Company was served with a complaint filed in Indian River County Circuit Court on behalf of a purported class of homeowners at Countryside at Vero Beach. The complaint includes counts for alleged violations of the Florida Mobile Home Act and the Florida Deceptive and Unfair Trade Practices Act, and claims that the Company required homeowners to pay water and sewer impact fees, either to the Company or to the County, "as a condition of initial or continued occupancy in the Park", without properly disclosing the fees in advance and notwithstanding the Company's position that all such fees were fully paid in connection with the settlement agreement described above. The Company will vigorously defend the lawsuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol ELS. On February 14, 2006, the reported closing price per share of ELS common stock on the NYSE was $46.22 and there were approximately 5,267 beneficial holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for our common stock during 2005 and 2004 are set forth in the table below:

                                             DISTRIBUTIONS
                   CLOSE    HIGH      LOW       DECLARED
                  ------   ------   ------   -------------
2005
1st Quarter ...   $35.25   $36.26   $32.73      $ 0.025
2nd Quarter ...    39.76    40.15    34.33        0.025
3rd Quarter ...    45.00    48.00    39.82        0.025
4th Quarter ...    44.50    47.53    38.70        0.025

2004
1st Quarter ...   $35.30   $37.90   $28.94      $0.0125
2nd Quarter ...    33.19    35.35    28.49       0.0125
3rd Quarter ...    33.24    34.34    31.10       0.0125
4th Quarter ...    35.75    36.52    32.88       0.0125

ISSUER PURCHASES OF EQUITY SECURITIES

                                                          TOTAL NUMBER OF SHARES    MAXIMUM NUMBER OF SHARES
                   TOTAL NUMBER OF                         PURCHASED AS PART OF          THAT MAY YET BE
                        SHARES         AVERAGE PRICE     PUBLICLY ANNOUNCED PLANS      PURCHASED UNDER THE
     PERIOD          PURCHASED(a)    PAID PER SHARE(a)         OR PROGRAMS              PLANS OR PROGRAMS
     ------        ---------------   -----------------   ------------------------   ------------------------
12/1/05-12/31/05       14,867              $46.56                  None                       None

(a) Of the common stock repurchased on December 9, 2005, 14,867 shares were repurchased at the open market price and represent common stock surrendered to the Company to satisfy income tax withholding obligations due as a result of the Company terminating its Supplemental Retirement Savings Plan at the end of 2005. The termination of the plan resulted in a taxable distribution to the participants who received all of the assets held in their plan account.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating information on a historical basis. The historical operating data has been derived from the historical financial statements of the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
         (Amounts in thousands, except for per share and property data)

                                                                         (1) YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------------------
                                                             2005         2004       2003        2002       2001
                                                           ---------   ---------   ---------   --------   --------
PROPERTY OPERATIONS:
   Community base rental income ........................   $ 213,280   $ 204,190   $ 189,915   $187,406   $183,580
   Resort base rental income ...........................      73,398      54,841      11,779      9,143      5,743
   Utility and other income ............................      27,210      24,278      19,411     18,933     19,628
                                                           ---------   ---------   ---------   --------   --------
      Property operating revenues ......................     313,888     283,309     221,105    215,482    208,951
   Property operating and maintenance ..................     104,150      92,121      61,945     59,839     57,780
   Real estate taxes ...................................      24,688      22,723      18,011     16,919     16,047
   Property management .................................      15,919      12,852       9,373      9,292      8,973
                                                           ---------   ---------   ---------   --------   --------
      Property operating expenses (exclusive
         of depreciation shown separately below) .......     144,757     127,696      89,329     86,050     82,800
                                                           ---------   ---------   ---------   --------   --------
            Income from property operations ............     169,131     155,613     131,776    129,432    126,151

HOME SALES OPERATIONS:
   Gross revenues from inventory home sales ............      66,014      47,404      36,472     33,262         --
   Cost of inventory home sales ........................     (57,471)    (41,577)    (31,615)   (26,922)        --
                                                           ---------   ---------   ---------   --------   --------
            Gross profit from inventory home sales .....       8,543       5,827       4,857      6,340         --
   Brokered resale revenues, net .......................       2,714       2,176       1,714      1,558         --
   Home selling expenses ...............................      (8,838)     (8,630)     (7,287)    (7,570)        --
   Ancillary services revenues, net ....................       3,864       2,743         162        448         --
                                                           ---------   ---------   ---------   --------   --------
      Income (loss) from home sales operations & other..       6,283       2,116        (554)       776         --

OTHER INCOME (EXPENSES):
   Interest income .....................................       1,406       1,391       1,695        967        639
   Equity in income of affiliates ......................          --          --          --         --      1,758
   Income from other investments, net (2) ..............      16,609       3,475         956        316        383
   General and administrative ..........................     (13,624)     (9,243)     (8,060)    (8,192)    (6,687)
   Rent control initiatives ............................      (1,081)     (2,412)     (2,352)    (5,698)    (2,358)
   Interest and related amortization (3) ...............    (100,832)    (90,970)    (58,206)   (50,725)   (51,287)
   Loss on early debt retirement (4) ...................     (20,630)         --          --         --         --
   Depreciation on corporate assets ....................        (804)     (1,657)     (1,240)    (1,277)    (1,243)
   Depreciation on real estate assets and other costs...     (55,689)    (47,541)    (35,924)   (33,160)   (32,181)
                                                           ---------   ---------   ---------   --------   --------
            Total other expenses, net ..................    (174,645)   (146,957)   (103,131)   (97,769)   (90,976)
         Income before minority interests,
            equity in income of unconsolidated
            joint ventures, loss on
            extinguishment of debt, gain on
            sale of property and discontinued
            operations .................................         769      10,772      28,091     32,439     35,175

   Loss (income) allocated to Common OP Units ..........         731        (608)     (3,431)    (4,230)    (6,612)
   (Income) allocated to Perpetual Preferred OP
      Units (5).........................................     (13,974)    (11,284)    (11,252)   (11,252)   (11,252)
   Equity in income of unconsolidated joint
      ventures .........................................       6,508       3,739         340        235        282
                                                           ---------   ---------   ---------   --------   --------
      (Loss) income before gain on sale of properties
      and  other, and discontinued operations ..........      (5,966)      2,619      13,748     17,192     17,593
                                                           ---------   ---------   ---------   --------   --------
   Gain on sale of properties and other ................          --           2          --         --      8,168
                                                           ---------   ---------   ---------   --------   --------
            (Loss) income from continuing operations ...      (5,966)      2,621      13,748     17,192     25,761
                                                           ---------   ---------   ---------   --------   --------

DISCONTINUED OPERATIONS:
   Discontinued operations .............................       1,875       2,450       4,607      7,387      7,525
   Depreciation on discontinued operations .............        (329)     (1,353)     (1,476)    (2,150)    (1,964)
   Gain on sale of discontinued properties and other....       2,279         636      10,826     13,014         --
   Minority interests on discontinued operations .......        (192)       (328)     (2,573)    (3,556)    (1,125)
                                                           ---------   ---------   ---------   --------   --------
            Income from discontinued operations ........       3,633       1,405      11,384     14,695      4,436
                                                           ---------   ---------   ---------   --------   --------
      NET (LOSS) INCOME AVAILABLE FOR COMMON
         SHARES ........................................   $  (2,333)  $   4,026   $  25,132   $ 31,887   $ 30,197
                                                           =========   =========   =========   ========   ========

                        EQUITY LIFESTYLE PROPERTIES, INC.
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
                                   (continued)
         (Amounts in thousands, except for per share and property data)

                                                                                    (1) AS OF DECEMBER 31,
                                                                --------------------------------------------------------------
                                                                   2005         2004         2003         2002         2001
                                                                ----------   ----------   ----------   ----------   ----------
EARNINGS PER COMMON SHARE - BASIC:
   (Loss) Income from continuing operations .................   $    (0.26)  $     0.12   $     0.62   $     0.80   $     1.23
   Income from discontinued operations ......................   $     0.16   $     0.06   $     0.52   $     0.68   $     0.21
   Net (loss) income available for Common Shares ............   $    (0.10)  $     0.18   $     1.14   $     1.48   $     1.44

EARNINGS PER COMMON SHARE - FULLY DILUTED:
   (Loss) Income from continuing operations .................   $    (0.26)  $     0.11   $     0.61   $     0.78   $     1.20
   Income from discontinued operations ......................   $     0.16   $     0.06   $     0.50   $     0.66   $     0.20
   Net (loss) income available for Common Shares ............   $    (0.10)  $     0.17   $     1.11   $     1.44   $     1.40

   Distributions declared per Common Share outstanding (3)...   $     0.10   $     0.05   $    9.485   $     1.90   $     1.78

   Weighted average Common Shares outstanding - basic .......       23,081       22,849       22,077       21,617       21,036
   Weighted average Common OP Units outstanding .............        6,285        6,067        5,342        5,403        5,466
   Weighted average Common Shares outstanding - fully
      diluted ...............................................       29,927       29,465       28,002       27,632       27,010

BALANCE SHEET DATA:
   Real estate, before accumulated depreciation (6) .........   $2,152,547   $2,035,790   $1,309,705   $1,296,007   $1,238,138
   Total assets .............................................    1,948,874    1,886,289    1,463,507    1,154,794    1,099,447
   Total mortgages and loans (3) ............................    1,638,281    1,653,051    1,076,183      760,233      708,857
   Minority interests (5) ...................................      209,379      134,771      124,634      166,889      170,675
   Stockholders' equity (3) .................................       32,516       31,844       (2,528)     171,175      173,264

OTHER DATA:
   Funds from operations (7) ................................   $   52,827   $   54,448   $   58,479   $   62,695   $   64,599
   Total Properties (at end of period) ......................          285          275          142          142          149
   Total sites (at end of period) ...........................      106,337      101,231       52,349       51,582       50,663

(1) See the Consolidated Financial Statements of the Company included elsewhere herein.

     Property operations and home sale operations are discussed in Item 7 contained in this Form 10-K.

(2) On November 10, 2004, we acquired KTTI Holding Company, Inc., owner of 57 Properties and approximately 3,000 acres of vacant land, for $160 million ("Thousand Trails Transaction"). The Company has provided a long-term lease of the real estate (excluding the vacant land) to Thousand Trails, which will continue to operate the Properties for the benefit of its approximately 105,000 members nationwide. The Properties are located in 16 states (primarily in the western and southern United States) and British Columbia, and contain 17,911 sites. The lease generates $16 million in rental income to the Company on an absolute triple net basis, subject to annual escalations of 3.25%. The annual straight-line rent amount is approximately $20 million; and the Company has deferred recognition of the non-cash component (see Note 2 contained in the Notes to the Consolidated Financial Statements contained in this Form 10-K).

                        EQUITY LIFESTYLE PROPERTIES, INC.
                  CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
                                   (continued)

(3) On October 17, 2003, we closed 49 mortgage loans collateralized by 51 Properties (the "Recap") providing total proceeds of approximately $501 million at a weighted average interest rate of 5.84% per annum and with a weighted average maturity of approximately 9 years. Approximately $170 million of the proceeds were used to repay amounts outstanding on our lines of credit and term loan. Approximately $225 million was used to pay a special distribution of $8.00 per share on January 16, 2004. The remaining funds were used for investment purposes in 2004. The Recap resulted in increased interest and amortization expense and the special distribution resulted in decreased stockholder's equity.

     In connection with the $501 million borrowing and subsequent special distribution, on February 27, 2004, the Company contributed all of its assets to MHC Trust, a newly formed Maryland real estate investment trust, including the Company's entire partnership interest in the Operating Partnership. Due to the Company's tax basis in its interest in the Operating Partnership, the Company recognized $180 million of taxable income as a result of the contribution. This restructuring resulted in a step-up in the Company's tax basis in its assets, generating future depreciation deductions, which in turn will reduce the Company's future distribution requirements. This provides the Company with greater financial flexibility and greater growth potential (see Note 4 of the Notes to Consolidated Financial Statements contained in this Form 10-K).

(4) On December 2, 2005, we refinanced approximately $293 million of secured debt maturing in 2007 with an effective interest rate of 6.8% per annum. This debt was secured by two cross-collateralized loan pools consisting of 35 Properties. The transaction generated approximately $337 million in proceeds from loans secured by individual mortgages on 20 Properties. The blended interest rate on the refinancing was approximately 5.3% per annum, and the loans mature in 2015. Transaction costs resulting from early debt retirement were approximately $20.0 million.

(5) During 2005, we issued $25 million of 8.0625% Series D and $50 million of 7.95% Series F Cumulative Redeemable Perpetual Preference Units to institutional investors. Proceeds were used to pay down amounts outstanding under the Company's lines of credit (see Note 4 of the Notes to Consolidated Financial Statements contained in this Form 10-K).

(6) We believe that the book value of the Properties, which reflects the historical costs of such real estate assets less accumulated depreciation, is less than the current market value of the Properties.

(7) Refer to Item 7 contained in this Form 10-K for information regarding why we present funds from operations and for a reconciliation of this non-GAAP financial measure to net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with "Selected Financial Data" and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

2005 ACCOMPLISHMENTS

-    Created greater financial flexibility through

          - refinancing $293 million of debt secured by 35 Properties in two cross-collateralized pools maturing in 2007 with an effective interest rate of 6.8% per annum, with new financing of $337 million of individual mortgage loans on 20 Properties with an effective interest rate of approximately 5.3% per annum and

          - issuing $75 million of Perpetual Preference units using net proceeds to pay down the Company's lines of credit.

- Increased presence in the Northeast with acquisitions in New York and Maine.

-    Increased new home sales by 50%.

- Continued to develop leading brand names such as Encore and Thousand Trails, creating a larger customer resource base.

- Launched customer loyalty program, known as Encore Royalty Club, in an effort to increase seasonal and annual customer base.

OVERVIEW AND OUTLOOK

     Occupancy in our Properties as well as our ability to increase rental rates directly affect revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis.

     We have approximately 60,400 annual sites with average annual revenue of approximately $5,100 per site. We have approximately 8,000 seasonal sites, which are leased to customers generally for 3 to 6 months, for which we expect to collect annual rent in the range of $1,900 to $2,000 per site. We also have approximately 6,500 transient sites, occupied by customers who lease on a short-term basis, for which we expect to collect average annual rent per site in the range of $2,600 to $2,800. We expect to service 60,000 customers with these sites. However, we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer's vacation and travel preferences. Finally, we have approximately 17,900 Thousand Trails sites for which we receive ground rent of $16 million annually with yearly escalations of 3.25%. This rent is classified in Income from other investments, net in the Consolidated Statements of Operations. We have interests in Properties owning approximately 13,500 sites for which revenue is classified as Equity in Income from Unconsolidated Joint Ventures in the Consolidated Statements of Operations.

                                 TOTAL SITES
                              AS OF DECEMBER 31             APPROXIMATE ANNUAL
                              (ROUNDED TO 000S)              REVENUE RANGE (1)
                              -----------------   -----------------------------------
                                2005      2004         2006                2005
                              -------   -------   ---------------     ---------------
Community sites (2)........    44,900    45,200   $5,700 - $5,800(3)  $5,400 - $5,500(3)
Resort sites:
   Annuals.................    15,500    13,100   $3,000 - $3,200     $3,000 - $3,200
   Seasonal................     8,000     7,200   $1,900 - $2,000     $1,800 - $1,900
   Transient...............     6,500     6,000   $2,600 - $2,800     $2,300 - $2,500
Thousand Trails............    17,900    17,900
Joint Ventures.............    13,500    11,800
                              -------   -------
                              106,300   101,200
                              =======   =======

(1)  All ranges exclude utility and other income.

(2)  Includes 2,076 sites from discontinued operations.

(3) Based on occupied sites. Average occupancy as of 12/31/05 was approximately 90%.

SERP TERMINATION

     As a result of the changes in the law relating to deferred compensation plans, the Company terminated its Supplemental Retirement Savings Plan ("the Plan"). Termination of the Plan resulted in a taxable distribution to the participants, who received all of the assets that were held in their Plan account, net of applicable withholding taxes. These assets included approximately 900,000 shares of ELS common stock in the aggregate, including approximately 825,000 shares of ELS common stock held in the Plan accounts of ELS' executive officers and directors. All of the shares of ELS common stock held in Plan accounts that were distributed are freely tradable without restriction or further registration under the federal securities laws, except for shares held in the Plan accounts of executive officers and directors, which are subject to the manner and volume of sale requirements of Rule 144 under the Securities Act. Termination of the Plan had no effect on results of operations and no material impact on the Company's balance sheet. Certain executive officers of the Company may from time to time adopt non-discretionary, written trading plans that comply with Commission Rule 10b5-1; or otherwise monetize their equity-based compensation. Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.

PRIVILEGED ACCESS

     On October 17, 2005, we announced that Mr. Joe McAdams resigned from the Company's Board of Directors in order to pursue a new venture called Privileged Access. The new company is expected to lease sites at certain of ELS' Properties for the purpose of creating flexible use products. These products may include the sale of timeshare or fractional interests in resort homes or cottages and membership and vacation-club products. Leasing our sites to Privileged Access allows us to participate in these products and activities while achieving long-term rental of our sites. The Company has yet to determine the impact this new relationship will have on its financial statements. On November 15, 2005 the Company entered into an agreement to loan Privileged Access up to $0.5 million. As of December 31, 2005, approximately $0.3 million has been borrowed by Privileged Access and is classified as a note receivable on our Consolidated Balance Sheets. The loan bears interest at prime plus 1.0% per annum and matures on November 15, 2007.

INSURANCE

     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of February 23, 2006, approximately $19.4 million of claims, including business interruption, have been submitted to our insurance companies for reimbursement. As of December 31, 2005, the Company has made total expenditures of approximately $11.9 million and expects to incur additional expenditures to complete the work necessary to restore our Properties to their pre-hurricanes condition. The Company has received proceeds from insurance carriers of approximately $2.6 million as of December 31, 2005. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $3.4 million of these expenditures have been capitalized per the Company's capitalization policy as of December 31, 2005. Approximately $3.9 million is included in other assets as a receivable from insurance providers as of December 31, 2005, and approximately $5.9 million was included in other assets as of December 31, 2004.

     In 2005, the Company reduced the book value of its assets by approximately $1.0 million due to damage caused by these 2004 storms. The Company received insurance proceeds of approximately $0.8 million relating to other matters. Both of these items were recorded in income from other investments, net.

     During the fourth quarter of 2005, the Company spent approximately $1.3 million on Properties located in South Florida impacted by Hurricane Wilma to get them operationally ready for the season. This amount has been charged to operations in 2005. The Company is still evaluating the total costs it expects to incur and is preparing its insurance claim.

PROPERTY ACQUISITIONS, JOINT VENTURES AND DISPOSITIONS

     The following chart lists the Properties or portfolios acquired, invested in, or sold since January 1, 2004:

    PROPERTY                                       TRANSACTION DATE     SITES
    --------                                      ------------------   -------
TOTAL SITES AS OF JANUARY 1, 2004..............                         53,429

PROPERTY OR PORTFOLIO (# OF PROPERTIES IN
   PARENTHESES):
   O'Connell's.................................   January 15, 2004         668
   Spring Gulch................................   January 30, 2004         420
   Paradise....................................   February 3, 2004         950
   Twin Lakes..................................   February 18, 2004        400
   Lakeside....................................   February 19, 2004         95
   Diversified Portfolio (10)..................   February 5, 2004       2,567
   NHC Portfolio (28)..........................   February 17, 2004     11,311
   Viewpoint...................................   May 3, 2004            1,928
   Cactus Gardens..............................   May 12, 2004             430
   Monte Vista.................................   May 13, 2004             832
   GE Portfolio (5)............................   May 14, 2004           1,155
   Yukon Trails................................   September 8, 2004        214
   Caledonia...................................   November 4, 2004         247
   Thousand Trails (57)........................   November 10, 2004     17,911
   Fremont.....................................   December 30, 2004        325
   San Francisco RV............................   June 20, 2005            182
   Morgan Portfolio (5)........................   August 12, 2005        2,929
   Lake George Escape..........................   September 15, 2005       576

JOINT VENTURES:
   Diversified Investments (12)................   Various                4,697
   Indian Wells................................   February 17, 2004        350
   Maine Portfolio (3).........................   April 7, 2005            495

MEZZANINE INVESTMENTS (11).....................   February 3, 2004       5,054

DISPOSITIONS:
   Lake Placid.................................   May 28, 2004            (408)
   Manatee (Joint Venture).....................   September 1, 2004       (290)
   Five Seasons................................   November 10, 2005       (390)

EXPANSION SITE DEVELOPMENT AND OTHER:
   Sites added (reconfigured) in 2004..........                            147
   Sites added (reconfigured) in 2005..........                            113
                                                                       -------
TOTAL SITES AS OF DECEMBER 31, 2005............                        106,337
                                                                       =======

     Since December 31, 2003, the gross investment in real estate increased from $1,310 million to $2,152 million as of December 31, 2005, due primarily to the aforementioned acquisitions and dispositions of Properties during the period. The total number of sites owned or controlled increased from 53,429 as of December 31, 2003 to 106,337 as of December 31, 2005.

MARKETS

     The following table identifies our five largest markets by number of sites and provides information regarding our Properties (excludes Properties owned through Joint Ventures).

                                                         PERCENT OF TOTAL
                NUMBER OF                  PERCENT OF   PROPERTY OPERATING
MAJOR MARKET   PROPERTIES   TOTAL SITES   TOTAL SITES        REVENUES
------------   ----------   -----------   -----------   ------------------
Florida             77         32,562         35.1%            44.3%
California          45         13,047         14.1%            18.5%
Arizona             27         10,516         11.3%            11.6%
Texas               15          7,200          7.8%             2.5%
Washington          13          3,076          3.3%             0.6%
Other               76         26,395         28.4%            22.5%
                   ---         ------        -----            -----
Total              253         92,796        100.0%           100.0%
                   ===         ======        =====            =====

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

Long-Lived Assets

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

Allowance for Doubtful Accounts

     Rental revenue from our tenants is our principal source of revenue and is recognized over the term of the respective lease or the length of a customer's stay, the majority of which are for a term of not greater than one year. We monitor the collectibility of accounts receivable from our tenants on an on-going basis. We will reserve for receivables when we believe the ultimate collection is less than probable and maintain an allowance for doubtful accounts. An allowance for doubtful accounts is recorded during each period and the associated bad debt expense is included in our property operating and maintenance expense in our consolidated statement of operations. The allowance for doubtful accounts is netted against tenant and other receivable on our consolidated balance sheets. Our provision for uncollectible rents receivable was approximately $1.2 million as of December 31, 2005 and $1.0 million as of December 31, 2004.

     We also finance the sale of homes to our customers (referred to as "Chattel Loans") through loans. The valuation of an allowance for doubtful accounts for the Chattel Loans is calculated based on a comparison of the outstanding principal balance of each note compared to the N.A.D.A. (National Automobile Dealers Association) value and the current market value of the underlying manufactured home collateral. A bad debt expense is recorded in home selling expense in our Consolidated Statement of Operations. The allowance for doubtful accounts is netted against the notes and interest receivables on our consolidated balance sheets. The allowance for these Chattel Loans as of December 31, 2005 and December 31, 2004 was $81,000 and $250,000, respectively.

Inventory

     Inventory consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Inventory is recorded net of an inventory reserve as of December 31, 2005 and December 31, 2004 of $580,000 and $600,000, respectively. The expense for the inventory reserve is included in the cost of home sales in our consolidated statement of operations.

Variable Interest Entities

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

Stock-based Compensation

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

     The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company adopted Statement of Financial Accounting Standards No. 123(R), ("SFAS 123(R)") "Share Based Payment" on July 1, 2005 which did not have a material impact on the Company's results of operations or its financial position. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods ("Core Portfolio") and the Total Portfolio for the years ended December 31, 2005 and 2004 (amounts in thousands).

                                                  CORE PORTFOLIO                              TOTAL PORTFOLIO
                                     -----------------------------------------   -----------------------------------------
                                                           INCREASE /      %                           INCREASE /     %
                                       2005       2004     (DECREASE)   CHANGE     2005       2004     (DECREASE)   CHANGE
                                     --------   --------   ----------   -----    --------   --------   ----------   ------
Community base rental income .....   $204,150   $196,292     $7,858      4.0%    $213,280   $204,190     $ 9,090      4.5%
Resort base rental income ........     14,957     14,515        442      3.0%      73,398     54,841      18,557     33.8%
Utility and other income .........     20,711     20,000        711      3.6%      27,210     24,278       2,932     12.1%
                                     --------   --------     ------      ---     --------   --------     -------     ----
   Property operating revenues ...    239,818    230,807      9,011      3.9%     313,888    283,309      30,579     10.8%
Property operating and
   maintenance ...................     70,592     66,483      4,109      6.2%     104,150     92,121      12,029     13.1%
Real estate taxes ................     19,931     19,085        846      4.4%      24,688     22,723       1,965      8.6%
Property management ..............      9,978      9,358        620      6.6%      15,919     12,852       3,067     23.9%
                                     --------   --------     ------      ---     --------   --------     -------     ----
   Property operating expenses ...    100,501     94,926      5,575      5.9%     144,757    127,696      17,061     13.4%
                                     --------   --------     ------      ---     --------   --------     -------     ----
Income from property operations ..   $139,317   $135,881     $3,436      2.5%    $169,131   $155,613     $13,518      8.7%
                                     ========   ========     ======      ===     ========   ========     =======     ====

PROPERTY OPERATING REVENUES

     The 3.9% increase in the Core Portfolio property operating revenues reflects (i) a 4.7% increase in rates for our community base rental income combined with a 0.7% decrease in occupancy, (ii) a 4.1% increase in revenues for our core resort property operating revenues, and (iii) an increase in utility income due to higher utility rates. Total Portfolio operating revenues increased due to current year acquisitions and 2004 acquisitions owned for the full year in 2005 (see Note 5 of the Notes to Consolidated Financial Statements contained in this Form 10-K).

PROPERTY OPERATING EXPENSES

     The 6.2% increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in administrative expense, utility expense increases greater than CPI, and increased insurance expenses. The 4.4% increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property operating revenues, increased due to payroll costs, but remains at approximately 4% of revenue. Property management expense for the Total Portfolio increased primarily due to overall Company growth and new marketing initiatives. Total Portfolio operating expenses increased due to our current year acquisitions and 2004 acquisitions owned for the full year in 2005.

HOME SALES OPERATIONS

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2005 and 2004 (amounts in thousands, except sales volumes).

                                                    HOME SALES OPERATIONS
                                          -----------------------------------------
                                            2005       2004     VARIANCE   % CHANGE
                                          --------   --------   --------   --------
Gross revenues from new home sales ....   $ 62,664   $ 43,324   $ 19,340     44.6%
Cost of new home sales ................    (53,899)   (38,067)   (15,832)   (41.6%)
                                          --------   --------   --------   ------
Gross profit from new home sales ......      8,765      5,257      3,508     66.7%
Gross revenues from used home sales ...      3,350      4,080       (730)   (17.9%)
Cost of used home sales ...............     (3,572)    (3,510)       (62)    (1.8%)
                                          --------   --------   --------   ------
Gross profit from used home sales .....       (222)       570       (792)  (138.9%)
Brokered resale revenues, net .........      2,714      2,176        538     24.7%
Home selling expenses .................     (8,838)    (8,630)      (208)    (2.4%)
Ancillary services revenues, net ......      3,864      2,743      1,121     40.9%
                                          --------   --------   --------   ------
Income from home sales operations .....   $  6,283   $  2,116   $  4,167    196.9%
                                          ========   ========   ========   ======
HOME SALES VOLUMES:
   New home sales (1) .................        771        514        257     50.0%
   Used home sales ....................        271        341        (70)   (20.5%)
   Brokered home resales ..............      1,526      1,415        111      7.8%

(1) Includes third party home sales of 84 and 0 for the years ended December 31, 2005 and 2004, respectively.

     New home sales gross profit reflects a 50% increase in sales volume combined with an increase in average selling price of approximately $7,000 per home or approximately 8%. Used home sales gross profit reflects lower gross margin per home and lower volumes. Brokered resale revenues reflect increased resale volumes. Home selling expenses had a modest increase of 2.4%. The increase in ancillary service revenue relates primarily to income from property amenities at our 2004 acquisition Properties owned in 2005 for the full year.

OTHER INCOME AND EXPENSES

     The following table summarizes other income and expenses for the years ended December 31, 2005 and 2004 (amounts in thousands).

                                            2005        2004     VARIANCE   % CHANGE
                                         ---------   ---------   --------   --------
Interest income ......................   $   1,406   $   1,391   $     15      1.1%
Income from other investments, net ...      16,609       3,475     13,134    378.0%
General and administrative ...........     (13,624)     (9,243)    (4,381)    47.4%
Rent control initiatives .............      (1,081)     (2,412)     1,331    (55.2%)
Interest and related amortization ....    (100,832)    (90,970)    (9,862)    10.8%
Loss on early debt retirement ........     (20,630)         --    (20,630)      --
Depreciation on corporate assets .....        (804)     (1,657)       853    (51.5%)
Depreciation on real estate assets ...     (55,689)    (47,541)    (8,148)    17.1%
                                         ---------   ---------   --------    -----
   Total other expenses, net .........   $(174,645)  $(146,957)  $(27,688)    18.8%
                                         =========   =========   ========    =====

     The increase in other expense of approximately $28 million relates to the following: approximately $20.6 million for transaction costs on early debt retirement related to refinancings in 2005 (see Note 8 of the Notes to the Consolidated Financial Statements contained in this Form 10-K); an increase in interest expense of approximately $10 million related to the full year effect in 2005 of our 2004 acquisition debt and additional 2005 acquisition debt; and increased general and administrative expense of $4.5 million due to increased payroll, legal, recruiting and travel costs. Depreciation on real estate increased $8.1 million relating to the full year effect in 2005 of our 2004 acquisitions. These are partially offset by increased income from other investments that includes approximately $16.1 million of lease income from the Thousand Trails ground lease entered into on November 10, 2004.

EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES

     During 2005, we received distributions from three joint ventures relating to debt refinancings by the venture. Two of these distributions exceeded the Company's basis and therefore were included in the income from unconsolidated joint ventures. Our 2005 acquisitions and the full year effect of our 2004 acquisitions also contributed to the increase.

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods ("Core Portfolio") and the Total Portfolio for the years ended December 31, 2004 and 2003 (amounts in thousands).

                                                   CORE PORTFOLIO                              TOTAL PORTFOLIO
                                      -----------------------------------------   -----------------------------------------
                                                            INCREASE /      %                           INCREASE /     %
                                        2004       2003     (DECREASE)   CHANGE     2004       2003     (DECREASE)   CHANGE
                                      --------   --------   ----------   -----    --------   --------   ----------   ------
Community base rental income ......   $196,537   $190,169     $6,368      3.3%    $204,190   $189,915     $14,275       7.5%
Resort base rental income .........     12,578     11,491      1,087      9.5%      54,841     11,779      43,062     365.6%
Utility and other income ..........     19,845     19,409        436      2.2%      24,278     19,411       4,867      25.1%
                                      --------   --------     ------      ---     --------   --------     -------     -----
   Property operating revenues ....    228,960    221,069      7,891      3.6%     283,309    221,105      62,204      28.1%
Property operating and
   maintenance ....................     64,950     61,933      3,017      4.9%      92,121     61,945      30,176      48.7%
Real estate taxes .................     18,987     18,009        978      5.4%      22,723     18,011       4,712      26.2%
Property management ...............      9,514      9,372        142      1.5%      12,852      9,373       3,479      37.1%
                                      --------   --------     ------      ---     --------   --------     -------     -----
   Property operating expenses ....     93,451     89,314      4,137      4.6%     127,696     89,329      38,367      43.0%
                                      --------   --------     ------      ---     --------   --------     -------     -----
Income from property operations ...   $135,509   $131,755     $3,754      2.8%    $155,613   $131,776     $23,837      18.1%
                                      ========   ========     ======      ===     ========   ========     =======     =====

PROPERTY OPERATING REVENUES

     The 3.6% increase in the Core Portfolio property operating revenues reflects a 4.7% increase in rates for our community base rental income combined with a 1.1% decrease in occupancy. An increase in utility and other income for the Core Portfolio is due primarily to increases in utility income, which resulted from higher utility expenses. Total Portfolio operating revenues increased due to acquisitions (see Note 5 of the Notes to Consolidated Financial Statements contained in this Form 10-K).

PROPERTY OPERATING EXPENSES

     The 4.9% increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in payroll expense, administrative expense, and repair and maintenance expense. The 5.4% increase in Core Portfolio real estate taxes is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property operating revenues increased mainly due to payroll and computer costs, but remains at approximately 4% of revenue. Total Portfolio operating expenses increased due to 2004 acquisitions.

HOME SALES OPERATIONS

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2004 and 2003 (amounts in thousands, except sales volumes).

                                                       HOME SALES OPERATIONS
                                            ------------------------------------------
                                              2004       2003     VARIANCE    % CHANGE
                                            --------   --------   --------   ---------
   Gross revenues from new home sales ...   $ 43,324   $ 33,512   $  9,812      29.3%
   Cost of new home sales ...............    (38,067)   (29,064)    (9,003)     31.0%
                                            --------   --------   --------   -------
   Gross profit from new home sales .....      5,257      4,448        809      18.2%
   Gross revenues from used home sales ..      4,080      2,960      1,120      37.8%
   Cost of used home sales ..............     (3,510)    (2,551)      (959)     37.6%
                                            --------   --------   --------   -------
   Gross profit from used home sales ....        570        409        161      39.4%
   Brokered resale revenues, net ........      2,176      1,714        462      27.0%
   Home selling expenses ................     (8,630)    (7,287)    (1,343)     18.4%
   Ancillary services revenues, net .....      2,743        162      2,581   1,593.2%
                                            --------   --------   --------   -------
   Income from home sales operations ....   $  2,116   $   (554)  $  2,670    (481.9%)
                                            ========   ========   ========   =======

HOME SALES VOLUMES:
   New home sales .......................        514        458         56      12.2%
   Used home sales ......................        341        176        165      93.8%
   Brokered home resales ................      1,415      1,093        322      29.5%

     New home sales gross profit reflects a 12.2% increase in sales volume combined with an increase in average selling price of approximately $11,000 per home or approximately 15% due to higher quality of homes. Used home sales gross profit reflects a decrease in gross margin per home offset by an increase in volume. Brokered resale revenues reflect increased resale volumes. The 18.4% increase in home selling expenses primarily reflects increases in insurance costs. The increase in ancillary service revenue relates primarily to income from property amenities at Properties acquired in 2004.

OTHER INCOME AND EXPENSES

     The following table summarizes other income and expenses for the years ended December 31, 2004 and 2003 (amounts in thousands).

                                           2004        2003     VARIANCE   % CHANGE
                                        ---------   ---------   --------   --------
Interest income .....................   $   1,391   $   1,695   $   (304)   (17.9%)
Income from other investments, net ..       3,475         956      2,519    263.5%
General and administrative ..........      (9,243)     (8,060)    (1,183)    14.7%
Rent control initiatives ............      (2,412)     (2,352)       (60)     2.6%
Interest and related amortization ...     (90,970)    (58,206)   (32,764)    56.3%
Loss on early debt retirement .......          --          --         --       --
Depreciation on corporate assets ....      (1,657)     (1,240)      (417)    33.6%
Depreciation on real estate assets ..     (47,541)    (35,924)   (11,617)    32.3%
                                        ---------   ---------   --------    -----
   Total other expenses, net ........   $(146,957)  $(103,131)  $(43,826)    42.5%
                                        =========   =========   ========    =====

     The increase in other expenses of approximately $44 million reflects an increase in interest expense of $33 million resulting from the Recap borrowing in October 2003 (see Note 8 of the Notes to Consolidated Financial Statements contained in this Form 10-K) and additional debt assumed in the 2004 acquisitions, an increase in depreciation on real estate assets of $12 million related to the 2004 acquisitions, and increased general and administrative expense due to increased payroll. This is partially offset by income from other investments that includes $2.3 million of lease income from the Thousand Trails ground lease entered into on November 10, 2004.

EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES

     During 2004, we invested in preferred equity interests, the Mezzanine Investment, in six entities owning 11 Properties and 5,054 sites. Our average return on the Mezzanine Investment accrues at a rate of 10% per annum. We also invested in 11 separate joint ventures (see "Liquidity and Capital Resources - Investing Activities"). These investments contributed to the increase in equity in income from unconsolidated joint ventures.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of December 31, 2005, the Company had $0.6 million in cash and cash equivalents and $122.3 million available on its lines of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. The table below summarizes cash flow activity for the twelve months ended December 31, 2005, 2004 and 2003 (amounts in thousands).

                                                     FOR THE TWELVE MONTHS ENDED
                                                            DECEMBER 31,
                                                  --------------------------------
                                                    2005        2004        2003
                                                  --------   ---------   ---------
Cash provided by operating activities             $ 90,326   $  46,733   $  75,163
Cash used in investing activities                  (66,246)   (366,654)       (598)
Cash (used in) provided by financing activities    (28,775)       (514)    243,905
                                                  --------   ---------   ---------
Net (decrease) increase in cash                   $ (4,695)  $(320,435)  $ 318,470
                                                  ========   =========   =========

OPERATING ACTIVITIES

     Net cash provided by operating activities increased $43.6 million for the year ended December 31, 2005. This increase reflects increases in property operating income as discussed in "Results of Operations" above and a decrease in working capital. Net cash provided by operating activities decreased $28.4 million for the year ended December 31, 2004 from $75.2 million in 2003. This decrease reflects increased interest expense as a result of the Recap in October 2003 and increases in working capital, partially offset by increases in property operating income as discussed in "Results of Operations" above.

INVESTING ACTIVITIES

     Net cash used in investing activities reflects the impact of the following investing activities:

ACQUISITIONS

     During the year ended December 31, 2005, we acquired seven Properties (see
Note 5 of the Notes to Consolidated Financial Statements contained in this Form 10-K). The combined real estate investment in these Properties was approximately $89.9 million and was funded with money drawn from our lines of credit and debt assumed of $53.5 million. We also assumed approximately $5.4 million in escrow deposits and $4.0 million of rents received in advance as a result of these acquisitions. Certain purchase price adjustments may be made within one year following the acquisitions.

     During the year ended December 31, 2004, we acquired 111 Properties. The combined investment in real estate for these 111 Properties was approximately $703 million and was funded with monies held in short-term investments, debt assumed of $352 million which includes a mark-to-market adjustment of $10.4 million, new financing of $124 million, and borrowings from our lines of credit. Included in the above as previously described are 57 Properties purchased as part of the Thousand Trails Transaction; the income related to this transaction is classified as income from other investments on the Consolidated Statements of Operations.

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

     We continue to look at acquiring additional assets and are at various stages of negotiations with respect to potential acquisitions. Funding is expected to be provided by either proceeds from potential dispositions, lines of credit draws, or other financing.

DISPOSITIONS

     During the year ended December 31, 2005, we sold one Property located in Cedar Rapids, Iowa for a selling price of $6.7 million. Net proceeds of $6.3 million were used to repay amounts on our lines of credit. A gain on sale of approximately $2.3 million was recorded during the fourth quarter of 2005.

     During the year ended December 31, 2004, we sold one Property located in Lake Placid, Florida for a selling price of $3.4 million, with net proceeds of $0.8 million received in July 2004. No gain or loss on disposition was recognized in the period. In addition, we sold approximately 1.4 acres of land in Montana for a gain and net proceeds of $0.6 million.

     During the year ended December 31, 2003, we sold three Properties for proceeds of $27.1 million and a gain of $10.8 million. Proceeds from the sales were used to repay amounts on our line of credit.

     We currently have six all-age Properties held for disposition and are in various stages of negotiations for sale. We plan to reinvest the sale proceeds or reduce outstanding lines of credit.

     The operating results of all properties sold or held for disposition have been reflected in the discontinued operations of the Consolidated Statements of Operations contained in this Form 10-K.

INVESTMENTS IN AND DISTRIBUTIONS FROM JOINT VENTURES AND OTHER INVESTMENTS

     During the year ended December 31, 2005, the Company invested approximately $7.0 million for a 50% preferred joint venture interest in three Properties located near Bar Harbor, Maine. The Company also invested approximately $0.6 million for a 40% interest in a Texas Property owned by a joint venture controlled by Diversified Investments, Inc.

     During the year ended December 31, 2004, the Company invested approximately $29.7 million in preferred equity interests in six entities controlled by Diversified. These entities own in the aggregate 11 Properties, containing 5,054 sites. Approximately $11.7 million of the Mezzanine Investment accrues at a per annum average rate of 10%, with a minimum pay rate of 6.5% per annum, payable quarterly, and approximately $17.9 million of the Mezzanine Investment accrues at a per annum average rate of 11%, with a minimum pay rate of 7% per annum, payable quarterly. To the extent the minimum pay rates on the respective Mezzanine Investments are not achieved, the accrual rates increase to 12% and 13% per annum, respectively. In addition, the Company invested approximately $1.4 million in the Diversified entities managing these 11 Properties, which is included in prepaid expenses and other assets on the Company's Consolidated Balance Sheet as of December 31, 2005.

     During the year ended December 31, 2004, the Company invested approximately $4.1 million in 11 joint ventures controlled by Diversified. In addition, the Company recorded approximately $6.5 million, $3.7 million and $0.3 million of net income from joint ventures, net of $2.0 million, $1.2 million and $0.8 million of depreciation in the years ended December 31, 2005, 2004 and 2003, respectively. The Company received approximately $11.3 million, $5.2 million and $0.8 million in distributions from such joint ventures for the years ended December 31, 2005, 2004 and 2003, respectively. For the years ended December 31, 2005 and 2004, $2.2 million and $0.5 million exceeded the Company's basis and thus was recorded in income from unconsolidated joint ventures. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate costs. Recurring CapEx was approximately $15.9 million, $13.7 million and $11.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Included in Recurring CapEx for 2005 is approximately $3.4 million of costs incurred to replace hurricane damaged assets. Site development costs were approximately $16.2 million, $13.0 million and $9.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, and represent costs to develop expansion sites at certain of the Company's Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home. Corporate costs such as computer hardware, office furniture and office improvements and expansion were $0.8 million, $0.4 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

FINANCING ACTIVITIES

     Net cash used in financing activities reflects the impact of the following:

MORTGAGES AND CREDIT FACILITIES

FINANCING, REFINANCING AND EARLY DEBT RETIREMENT

     During the third quarter of 2005, the Company refinanced two mortgage loans for proceeds of $34 million at an interest rate of 4.95% per annum. Net proceeds were used to pay down approximately $20 million in other secured financing maturing in 2006.

     On December 2, 2005, the Company refinanced approximately $293 million of secured debt maturing in 2007 with an effective interest rate of 6.8% per annum. This debt was secured by two cross-collateralized loan pools consisting of 35 Properties. The transaction generated approximately $337 million in proceeds from loans secured by individual mortgages on 20 Properties. The blended interest rate on the refinancing was approximately 5.3% per annum and the loans mature in 2015. Transaction costs were approximately $20.0 million ($0.67 per fully diluted share) and are classified as early debt retirement on the Consolidated Statements of Operations. The remaining excess proceeds were used to repay outstanding amounts on our lines of credit. This transaction strengthens the Company's balance sheet by extending its weighted average years to maturity by approximately two years.

     During the third quarter of 2005, in connection with its acquisitions, the Company assumed mortgages of approximately $53.5 million at a weighted average interest rate of approximately 5.9% per annum.

     In 2004, the Company assumed mortgage and other debt relating to acquisitions of approximately $157 million, which was recorded at fair market value with the related premium being amortized over the life of the loan using the effective interest rate. The Company borrowed an additional $194 million of mortgage debt for other acquisitions. The mortgages bear interest at weighted average rates ranging from 5.14% to 5.81% per annum, and mature at various dates through November 1, 2027. In addition, in connection with the Thousand Trails Transaction, we secured a $120 million three-year term loan at London Interbank Offered Rate ("LIBOR") plus 1.75%.

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

     The Recap and subsequent borrowings in connection with acquisitions have significantly increased the Company's outstanding debt. The interest and principal payments required under these debt agreements materially increase the Company's future contractual payment obligations. In light of these increased cash flow requirements, the Company reduced its annual dividend to common stockholders from approximately $44 million in 2003 to $1 million in 2004 and to $2.5 million in 2005. In addition, the Company's cash from operations increased significantly from 2003 due to the cash generated by newly-acquired Properties. To the extent cash flow from the Properties does not meet the Company's expectations, the Company's Board of Directors increases the annual dividend significantly, or the Company is required to make significant unexpected capital improvements or other payments, the Company's financial flexibility and ability to meet scheduled obligations could be negatively impacted.

     In October 2003, the Company unwound an interest rate swap ("2001 Swap") agreement at a cost of approximately $3 million, which is included in interest and related amortization in 2003 in the accompanying Consolidated Statements of Operations. The 2001 swap effectively fixed LIBOR on $100 million of our floating rate debt at approximately 3.7% per annum for the period October 2001 through August 2004. The terms of the 2001 Swap required monthly settlements on the same dates interest payments were due on the debt. In accordance with SFAS No. 133, the 2001 Swap was reflected at market value.

     On April 17, 2003, the Company entered into an agreement to refinance and increase the "Bay Indies Mortgage", a $44.5 million note, from approximately $21.9 million to $45 million. Under the new agreement, the Bay Indies Mortgage bears interest at 5.69% per annum, amortizes over 25 years and matures April 17, 2013. The net proceeds were used to pay down the Company's line of credit. Also during the year ended December 31, 2003, mortgage notes payable on four other Properties were repaid totaling approximately $23.5 million using proceeds from borrowings on the Company's line of credit.

SECURED DEBT

     As of December 31, 2005, our securitized long-term debt balance was approximately $1.5 billion, with a weighted average interest rate in 2005 of approximately 6.32% per annum. The debt bears interest at rates between 4.17% and 7.19% per annum and matures on various dates mainly ranging from 2007 to 2015. Included in our debt balance are three capital leases with an imputed interest rate of 11.6% per annum. We do not have any significant long-term debt maturing in 2006 or 2007 with $227 million being the maximum amount maturing in any of the succeeding 5 years beginning in 2008. The weighted average term to maturity for the long-term debt is approximately 7.3 years.

UNSECURED DEBT

     We have two unsecured lines of credit of $110 million and $50 million which bear interest at a per annum rate of LIBOR plus 1.65%. Throughout the year ended December 31, 2005, we borrowed $175.3 million and paid down $253.4 million on our lines of credit. The weighted average interest rate in 2005 for our unsecured debt was approximately 5.02% per annum. The balance outstanding as of December 31, 2005 was $37.7 million. As of February 8, 2006, approximately $146.4 million is available to be drawn on these combined lines of credit.

     We have a $120 million three-year term loan at LIBOR plus 1.75%. Throughout the year ended December 31, 2005, we paid down $20 million of the term loan. The weighted average interest rate on this debt in 2005 was approximately 4.94% per annum. In December 2005, we fixed $100 million of this variable debt for one year with a weighted average per annum interest rate of 6.58% per annum.

OTHER LOANS

     During 2005, the Company borrowed $2.4 million to finance its insurance premium payments. As of December 31, 2005, $230,000 remained outstanding. This loan has currently been paid off.

     Certain of the Company's mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization ("EBITDA"), limitations on certain holdings and other restrictions.

     As of December 31, 2005, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands):

CONTRACTUAL
OBLIGATIONS                   TOTAL     2006(2)    2007(3)     2008       2009      2010     THEREAFTER
-----------                ----------   -------   --------   --------   -------   --------   ----------
Long Term
   Borrowings (1).......   $1,631,466   $53,622   $135,395   $201,605   $75,049   $227,340    $938,455
Weighted average
   interest rates.......         6.07%     6.09%      6.23%      5.65%     6.94%      7.17%       5.81%

(1)  Balance excludes net premiums and discounts of $6.9 million.

(2) Includes lines of credit repayments in 2006 of $37.7 million. We have an option to extend this maturity for one year to 2007.

(3) Includes a Term Loan repayment in 2007 of $100 million. We have an option to extend this maturity for two additional one-year terms to 2009.

     Included in the above table are certain capital lease obligations totaling approximately $6.5 million. These agreements expire June 2009 and are paid semi-annually at an imputed interest rate of 11.6% per annum.

     In addition, the Company has various contracts with vendors to perform services in the future for its operations. These contracts include terms for cancellation and are individually immaterial.

     In addition, the Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2032 with terms which require 12 equal payments per year plus additional rents calculated as a percentage of gross revenues. For the years ended December 31, 2005, 2004 and 2003, ground lease rent was approximately $1.6 million, $1.6 million and $1.5 million per year, respectively. Minimum future rental payments under the ground leases are approximately $1.6 million for each of the next five years and approximately $21.3 million thereafter.

     With respect to maturing debt, the Company has staggered the maturities of our long-term mortgage debt over an average of approximately 7 years, with no more than $600 million in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, it believes that it will be able to repay such maturing debt from asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company's future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.

EQUITY TRANSACTIONS

     In order to qualify as a REIT for federal income tax purposes, the Company must distribute 90% or more of its taxable income (excluding capital gains) to its stockholders. The following distributions have been declared and paid to common stockholders and minority interests since January 1, 2003.

DISTRIBUTIONS     FOR THE QUARTER    STOCKHOLDER RECORD
  PER SHARE           ENDING                DATE            PAYMENT DATE
-------------   ------------------   ------------------   -----------------
   $0.4950          March 31, 2003       March 28, 2003      April 11, 2003
   $0.4950           June 30, 2003        June 27, 2003       July 11, 2003
   $0.4950      September 30, 2003   September 26, 2003    October 10, 2003
   $  8.00       December 31, 2003      January 8, 2004    January 16, 2004
   -------      ------------------   ------------------    ----------------
   $0.0125          March 31, 2004       March 26, 2004       April 9, 2004
   $0.0125           June 30, 2004        June 25, 2004        July 9, 2004
   $0.0125      September 30, 2004   September 24, 2004     October 8, 2004
   $0.0125       December 31, 2004    December 31, 2004    January 14, 2005
   -------      ------------------   ------------------    ----------------
   $0.0250          March 31, 2005       March 25, 2005       April 8, 2005
   $0.0250           June 30, 2005        June 24, 2005        July 8, 2005
   $0.0250      September 30, 2005   September 30, 2005    October 14, 2005
   $0.0250       December 31, 2005    December 30, 2005    January 13, 2006

2005 Activities

     On November 1, 2005, the Company announced that in 2006 the annual distribution per common share will be $0.30 per share up from $0.10 per share in 2005 and $0.05 per share in 2004. This allows the Company to continue to take advantage of its financial flexibility while recognizing the importance of its dividend to its stockholders.

     On March 24, 2005, the Operating Partnership issued $25 million of 8.0625% Series D Cumulative Redeemable Perpetual Preference Units (the "Series D 8% Units"), to institutional investors. The Series D 8% Units are non-callable for five years. In addition, the Operating Partnership had an existing $125 million of 9.0% Series D Cumulative Redeemable Perpetual Preference Units (the "Series D 9% Units") outstanding that were callable by the Company as of September 2004. In connection with the new issue, the Operating Partnership agreed to extend the non-call provision of the Series D 9% Units to be coterminous with the new issue, and the institutional investors holding the Series D 9% Units agreed to lower the rate on such units to 8.0625%. All of the units have no stated maturity or mandatory redemption. Net proceeds from the offering were used to pay down amounts outstanding under the Company's lines of credit.

     On June 30, 2005, the Operating Partnership issued $50 million of 7.95% Series F Cumulative Redeemable Perpetual Preference Units (the "Series F Units"), to institutional investors. The Series F Units are non-callable for five years and have no stated maturity or mandatory redemption. Net proceeds from the offering were used to pay down amounts outstanding under the Company's lines of credit.

     On March 24, 2005, the Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D 9% Units. For the seven days ended March 31, 2005 and the nine months thereafter, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units. For the six months ended December 31, 2005 the Operating Partnership paid distributions of 7.95% per annum on the $50 million of Series F 7.95% Units. Distributions on the Preferred Units were paid quarterly on the last calendar day of each quarter.

2004 Activities

     During the twelve months ended December 31, 2004, in connection with its 2004 acquisitions the Company issued 1.2 million common OP Units valued at $36.7 million of which approximately $28.7 million has been classified as paid-in capital. On December 21, 2004 we redeemed 126,765 common OP Units for approximately $4.5 million of which approximately $3.5 million has been classified as paid-in capital.

2003 Activities

     On December 12, 2003, we declared a one-time special distribution of $8.00 per share payable to stockholders of record on January 8, 2004. We used proceeds from the $501 million Recap in October 2003 to pay the special distribution on January 16, 2004. The special cash dividend was reflected on stockholders' 2004 1099-DIV issued in January 2005.

     In connection with the $501 million Recap and subsequent special distribution, on February 27, 2004, the Company contributed all of its assets to MHC Trust, a newly formed Maryland real estate investment trust, including the Company's entire partnership interest in the Operating Partnership. The Company determined that a taxable transaction in connection with the special distribution to stockholders would be in the Company's best interests. This was accomplished by the contribution of the Company's interest in the Operating Partnership to MHC Trust in exchange for all of the common and preferred stock of MHC Trust. Due to the Company's tax basis in its interest in the Operating Partnership, the Company recognized $180 million of taxable income as a result of its contribution, as opposed to a nontaxable reduction of the Company's tax basis in its interest in the Operating Partnership. This restructuring resulted in a step-up in the Company's tax basis in its assets, generating future depreciation deductions, which in turn will reduce the Company's future distribution requirements. This provides the Company with greater financial flexibility and greater growth potential. The Company intends to continue to qualify as a REIT under the Code, with its assets consisting of interests in MHC Trust. MHC Trust, in turn, also intends to qualify as a real estate investment trust under the Code and will continue to be the general partner of the Operating Partnership. On May 1, 2004, in connection with the restructuring, MHC Trust sold cumulative preferred stock to a limited number of unaffiliated investors.

INFLATION

     Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide us with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risks of inflation to the Company. In addition, our resort Properties are not generally subject to leases and rents are established for these sites on an annual basis.

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

     The following table presents a calculation of FFO for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):

                                                                      2005      2004      2003
                                                                    -------   -------   --------
COMPUTATION OF FUNDS FROM OPERATIONS:
   Net (loss) income available for Common Shares ................   $(2,333)  $ 4,026   $ 25,132
   (Loss) income allocated to Common OP Units ...................      (539)      936      6,004
   Depreciation on real estate assets ...........................    55,689    47,541     35,924
   Depreciation expense included in discontinued operations .....       329     1,353      1,476
   Depreciation expense included in equity in income from
      joint ventures ............................................     1,960     1,230        769
   Gain on sale of Properties ...................................    (2,279)     (638)   (10,826)
                                                                    -------   -------   --------
         Funds from operations available for Common Shares ......   $52,827   $54,448   $ 58,479
                                                                    =======   =======   ========
   Weighted average Common Shares outstanding - fully diluted ...    29,927    29,465     28,002
                                                                    =======   =======   ========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At December 31, 2005, approximately 98% or approximately $1.6 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $105.2 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $112.7 million.

     At December 31, 2005, approximately 2% or approximately $38 million of our outstanding debt was short-term and at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings would increase/decrease by approximately $0.4 million annually.

                           FORWARD-LOOKING STATEMENTS

     This report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as "anticipate," "expect," "believe," "intend," "may be" and "will be" and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to: in the age-qualified Properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial markets volatility; in the all-age Properties, results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing, and competition from alternative housing options including site-built single-family housing; our ability to maintain rental rates and occupancy with respect to Properties currently owned or pending acquisitions; our assumptions about rental and home sales markets; the completion of pending acquisitions and timing with respect thereto; the effect of interest rates as well as other risks indicated from time to time in our filings with the SEC. These forward-looking statements are based on management's present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. ELS is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements on page F-1 of this Form
10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, maintains a system of disclosure controls and procedures, designed to provide reasonable assurance that information the Company is required to disclose in the reports that the Company files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     The Company's management with the participation of the Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no material changes to the Company's internal controls over financial reporting during the fourth quarter.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Based on management's assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required to be set forth herein pursuant to Item 401 and
Item 405 of Regulation S-K is contained under the captions "Election of Directors," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2006 Annual Meeting of Stockholders to be held on May 3, 2006 (the "2006 Proxy Statement") and such information is incorporated herein by reference.

     Information about our audit committee financial expert is incorporated herein by reference to our Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 3, 2006.

     In addition, the information required to be set forth herein pursuant to
Item 406 of Regulation S-K is contained under the caption "Corporate Governance" in the 2006 Proxy Statement regarding the Company's written Guidelines on Corporate Governance and the Company's Business Ethics and Conduct Policy is incorporated herein by reference.

ITEMS 11, 12, 13 AND 14.

     EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 11, Item 12, Item 13 and Item 14 will be contained in the 2006 Proxy Statement, and thus this Part has been omitted in accordance with General Instruction G(3) to Form 10-K.

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

     2.   Financial Statement Schedules

See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

     3.   Exhibits:

             2(a) Admission Agreement between Equity Financial and Management Co., Manufactured Home Communities, Inc. and MHC Operating Partnership

             3.1(g) Amended and Restated Articles of Incorporation of Manufactured Home Communities, Inc. effective May 21, 1999

             3.2(n) Articles of Amendment of Articles of Incorporation of Manufactured Home Communities, Inc., effective May 13, 2003

             3.3(m) Articles of Amendment to Articles of Incorporation of Manufactured Home Communities, Inc., effective November 16, 2004

             3.4(n) Amended Bylaws of Manufactured Home Communities, Inc. dated December 31, 2003

             3.5(o) Amended and Restated Articles Supplementary of Equity LifeStyle Properties, Inc. effective March 16, 2005

             3.6(o) Articles Supplementary of Equity LifeStyle Properties, Inc. effective June 23, 2005

             4           Not applicable

             9           Not applicable

             10.1(a) Agreement of Limited Partnership of MHC Financing Limited Partnership

             10.2(b) Agreement of Limited Partnership of MHC Lending Limited Partnership

             10.3(c) Agreement of Limited Partnership of MHC-De Anza Financing Limited Partnership

             10.4(d) Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996

             10.5(q) Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

             10.6(f) Agreement of Limited Partnership of MHC Financing Limited Partnership Two

             10.7(a) Revolving Credit Note made by Realty Systems, Inc. to Equity Financial and Management Co.

             10.8(a) Assignment to MHC Operating Limited Partnership of Revolving Credit Note made by Realty Systems, Inc. to Equity Financial and Management Co.

             10.9(a) Loan and Security Agreement between Realty Systems, Inc. and MHC Operating Limited Partnership

             10.10(e) Form of Manufactured Home Communities, Inc. 1997 Non-Qualified Employee Stock Purchase Plan

             10.11(i) Amended and Restated Manufactured Home Communities, Inc. 1992 Stock Option and Stock Award Plan effective March 23, 2001

             10.12(h) $110,000,000 Amended, Restated and Consolidated Promissory Note (DeAnza Mortgage) dated June 28, 2000

             10.13(h) $15,750,000 Promissory Note Secured by Leasehold Deed of Trust (Date Palm Mortgage) dated July 13, 2000

             10.14(j) $50,000,000 Promissory Note secured by Leasehold Deeds of Trust (Stagecoach Mortgage) dated December 2, 2001

             10.15(k) Loan Agreement dated October 17, 2003 between MHC Sunrise Heights, L.L.C., as Borrower, and Bank of America, N.A., as Lender

             10.15.1(k)  Schedule identifying substantially identical agreements to Exhibit No. 10.16

             10.16(k) Form of Loan Agreement dated October 17, 2003 between MHC Countryside L.L.C., as Borrower, and Bank of America, N.A., as Lender

             10.16.1(k)  Schedule identifying substantially identical agreements to Exhibit No. 10.17

             10.17(k) Form of Loan Agreement dated October 17, 2003 between MHC Creekside L.L.C., as Borrower, and Bank of America, N.A., as Lender

             10.17.1(k)  Schedule identifying substantially identical agreements to Exhibit No. 10.18

             10.18(k) Form of Loan Agreement dated October 17, 2003 between MHC Golf Vista Estates L.L.C., as Borrowers, and Bank of America, N.A., as Lender

             10.18.1(k)  Schedule identifying substantially identical agreements to Exhibit No. 10.19

             10.19(l) Agreement of Plan of Merger (Thousand Trails), dated August 2, 2004

             10.20(l) Amendment No. 1 to Agreement of Plan of Merger (Thousand Trails), dated September 30, 2004

             10.21(l) Amendment No. 2 to Agreement of Plan of Merger (Thousand Trails), dated November 9, 2004

             10.22(l)    Thousand Trails Lease Agreement, dated November 10,
                         2004

             10.23(l)    $120 million Term Loan Agreement dated November 10,
                         2004

             10.24(l) Fifth Amended and Restated Credit Agreement ($110 million Revolving Facility) dated November 10, 2004

             10.25(l) First Amended and Restated Loan Agreement ($50 million Revolving Facility) dated November 10, 2004

             10.26(p) Form of Loan Agreement dated December 1, 2005 between MHC Eldorado Village, L.L.C., as Borrower, and Bank of America, N.A., as Lender

             10.26.1(p)  Form of Guarantee of Recourse Obligations of Borrower,
                         dated December 1, 2005

             10.26.2(p)  Schedule identifying substantially identical agreements to Exhibit 10.26 and 10.26.1

             11          Not applicable

             12(q)       Computation of Ratio of Earnings to Fixed Charges

             13          Not applicable

             14(q) Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated July 2005

             15          Not applicable

             16          Not applicable

             17          Not applicable

             18          Not applicable

             19          Not applicable

             20          Not applicable

             21(q)       Subsidiaries of the registrant

             22          Not applicable

             23(q)       Consent of Independent Registered Public Accounting
                         Firm

             24.1(q) Power of Attorney for Philip C. Calian dated February 17, 2006

             24.2(q)     Power of Attorney for Howard Walker dated February 23,
                         2006

             24.3(q) Power of Attorney for Thomas E. Dobrowski dated February 23, 2006

             24.4(q)     Power of Attorney for Gary Waterman dated February 20,
                         2006

             24.5(q) Power of Attorney for Donald S. Chisholm dated February 17, 2006

             24.6(q) Power of Attorney for Sheli Z. Rosenberg dated February 23, 2006

             25          Not applicable

             26          Not applicable

             31.1(q)     Certification of Chief Financial Officer Pursuant To
                         Section 302 of the Sarbanes-Oxley Act Of 2002

             31.2(q)     Certification of Chief Executive Officer Pursuant To
                         Section 302 of the Sarbanes-Oxley Act Of 2002

             32.1(q) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

             32.2(q) Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

             The following documents are incorporated herein by reference.

             (a) Included as an exhibit to the Company's Form S-11 Registration
                 Statement, File No. 33-55994

             (b) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 1993

             (c) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 1994

             (d) Included as an exhibit to the Company's Report on Form 10-Q for the quarter ended June 30, 1996

             (e) Included as Exhibit A to the Company's definitive Proxy
                 Statement dated March 28, 1997, relating to Annual Meeting of Stockholders held on May 13, 1997

             (f) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 1997

             (g) Included as an exhibit to the Company's Form S-3 Registration
                 Statement, filed November 12, 1999 (SEC File No. 333-90813)

             (h) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 2000

             (i) Included as Appendix A to the Company's Definitive Proxy
                 Statement dated March 30, 2001

             (j) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 2002

             (k) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 2003

             (l) Included as an exhibit to the Company's Report on Form 8-K dated November 16, 2004

             (m) Included as an exhibit to the Company's Report on Form 8-K dated November 22, 2004

             (n) Included as an exhibit to the Company's Report on Form 10-K dated December 31, 2004

             (o) Included as an exhibit to the Company's Report on Form 10-Q dated June 30, 2005

             (p) Included as an exhibit to the Company's Report on Form 8-K dated December 2, 2005

             (q) Filed herewith

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

                                        EQUITY LIFESTYLE PROPERTIES, INC.,
                                        a Maryland corporation


Date: March 2, 2006                    By: /s/ Thomas P. Heneghan
                                           -------------------------------------
                                           Thomas P. Heneghan
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date: March 2, 2006                    By: /s/ Michael B. Berman
                                           -------------------------------------
                                           Michael B. Berman
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial Officer
                                           and Principal Accounting Officer)

                 EQUITY LIFESTYLE PROPERTIES, INC. - SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Name                          Title                     Date
            ----              ----------------------------   -----------------


/s/ Thomas P. Heneghan         President, Chief Executive    March 2, 2006
---------------------------       Officer and Director
Thomas P. Heneghan                  *Attorney-in-Fact


/s/ Michael B. Berman         Executive Vice President and   March 2, 2006
---------------------------      Chief Financial Officer
Michael B. Berman                   *Attorney-in-Fact


/s/ Samuel Zell                   Chairman of the Board      March 2, 2006
---------------------------
Samuel Zell


*Sheli Z. Rosenberg                     Director             March 2, 2006
---------------------------
Sheli Z. Rosenberg


*Donald S. Chisholm                     Director             March 2, 2006
---------------------------
Donald S. Chisholm


*Thomas E. Dobrowski                    Director             March 2, 2006
---------------------------
Thomas E. Dobrowski


*Howard Walker                 Vice-Chairman of the Board    March 2, 2006
---------------------------
Howard Walker


*Philip C. Calian                       Director             March 2, 2006
---------------------------
Philip C. Calian


*Gary Waterman                          Director             March 2, 2006
---------------------------
Gary Waterman

                          INDEX TO FINANCIAL STATEMENTS

                        EQUITY LIFESTYLE PROPERTIES, INC.

                                                                         PAGE
                                                                     -----------
Report of Independent Registered Public Accounting Firm on
   Internal Control over Financial Reporting .....................           F-2

Report of Independent Registered Public Accounting Firm ..........           F-3

Consolidated Balance Sheets as of December 31, 2005 and 2004......           F-4

Consolidated Statements of Operations for the years ended
   December 31, 2005, 2004 and 2003...............................   F-5 and F-6

Consolidated Statements of Other Comprehensive (Loss) Income for
   the years ended December 31, 2005, 2004 and 2003...............           F-6

Consolidated Statements of Changes in Stockholders' Equity for the
   years ended December 31, 2005, 2004 and 2003...................           F-7

Consolidated Statements of Cash Flows for the years ended
   December 31, 2005, 2004 and 2003...............................   F-8 and F-9

Notes to Consolidated Financial Statements........................          F-10

Schedule II - Valuation and Qualifying Accounts...................           S-1

Schedule III - Real Estate and Accumulated Depreciation...........           S-2

     Certain schedules have been omitted as they are not applicable to the Company.

       Report of Independent Registered Public Accounting Firm on Internal
                        Control Over Financial Reporting

The Board of Directors and Stockholders of Equity LifeStyle Properties, Inc.

     We have audited management's assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting in Item 9A, that Equity LifeStyle Properties, Inc. (Equity LifeStyle Properties) maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity LifeStyle Properties' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Equity LifeStyle Properties' internal control over financial reporting based on our audit.

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

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that Equity LifeStyle Properties maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Equity LifeStyle Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity LifeStyle Properties as of December 31, 2005 and 2004, and the related consolidated statements of operations, other comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Equity LifeStyle Properties and our report dated February 23, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Chicago, Illinois
February 23, 2006

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Equity LifeStyle Properties, Inc.

     We have audited the accompanying consolidated balance sheets of Equity LifeStyle Properties, Inc. ("Equity LifeStyle Properties") as of December 31, 2005 and 2004, and the related consolidated statements of operations, other comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and the schedules are the responsibility of Equity LifeStyle Properties' management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity LifeStyle Properties at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Equity LifeStyle Properties' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion there on.

ERNST & YOUNG LLP
Chicago, Illinois
February 23, 2006

                        EQUITY LIFESTYLE PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004
                             (AMOUNTS IN THOUSANDS)

                                                                         DECEMBER 31,   DECEMBER 31,
                                                                             2005           2004
                                                                         ------------   ------------
ASSETS
Investment in real estate:
   Land ..............................................................    $  493,213     $  470,587
   Land improvements .................................................     1,523,564      1,438,923
   Buildings and other depreciable property ..........................       135,790        126,280
                                                                          ----------     ----------
                                                                           2,152,567      2,035,790
   Accumulated depreciation ..........................................      (378,325)      (322,867)
                                                                          ----------     ----------
      Net investment in real estate ..................................     1,774,242      1,712,923
Cash and cash equivalents ............................................           610          5,305
Notes receivable .....................................................        11,631         13,290
Investment in joint ventures .........................................        46,211         43,583
Rents receivable, net ................................................         1,619          1,469
Deferred financing costs, net ........................................        15,096         16,162
Inventory ............................................................        59,412         50,654
Prepaid expenses and other assets ....................................        40,053         42,903
                                                                          ----------     ----------
   TOTAL ASSETS ......................................................    $1,948,874     $1,886,289
                                                                          ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable ............................................    $1,500,581     $1,417,251
   Unsecured lines of credit .........................................        37,700        115,800
   Unsecured term loan ...............................................       100,000        120,000
   Accounts payable and accrued expenses .............................        31,508         36,146
   Accrued interest payable ..........................................         8,549          8,894
   Rents received in advance and security deposits ...................        27,868         21,135
   Distributions payable .............................................           773            448
                                                                          ----------     ----------
      TOTAL LIABILITIES ..............................................     1,706,979      1,719,674

Commitments and contingencies
Minority interests - Common OP Units and other .......................         9,379          9,771
Minority interests - Perpetual Preferred OP Units ....................       200,000        125,000

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value
      10,000,000 shares authorized; none issued ......................            --             --
   Common stock, $.01 par value
      50,000,000 shares authorized; 23,295,956 and 22,937,192
      shares issued and outstanding for 2005 and 2004, respectively ..           226            224
   Paid-in capital ...................................................       299,444        294,304
   Deferred compensation .............................................            --           (166)
   Distributions in excess of accumulated earnings ...................      (267,154)      (262,518)
                                                                          ----------     ----------
      Total stockholders' equity .....................................        32,516         31,844
                                                                          ----------     ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................    $1,948,874     $1,886,289
                                                                          ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     2005        2004        2003
                                                                  ---------   ---------   ---------
PROPERTY OPERATIONS:
   Community base rental income ...............................   $ 213,280   $ 204,190   $ 189,915
   Resort base rental income ..................................      73,398      54,841      11,779
   Utility and other income ...................................      27,210      24,278      19,411
                                                                  ---------   ---------   ---------
      Property operating revenues .............................     313,888     283,309     221,105
   Property operating and maintenance .........................     104,150      92,121      61,945
   Real estate taxes ..........................................      24,688      22,723      18,011
   Property management ........................................      15,919      12,852       9,373
                                                                  ---------   ---------   ---------
      Property operating expenses (exclusive of depreciation
         shown separately below) ..............................     144,757     127,696      89,329
                                                                  ---------   ---------   ---------
      Income from property operations .........................     169,131     155,613     131,776

HOME SALES OPERATIONS:
   Gross revenues from inventory home sales ...................      66,014      47,404      36,472
   Cost of inventory home sales ...............................     (57,471)    (41,577)    (31,615)
                                                                  ---------   ---------   ---------
      Gross profit from inventory home sales ..................       8,543       5,827       4,857
   Brokered resale revenues, net ..............................       2,714       2,176       1,714
   Home selling expenses ......................................      (8,838)     (8,630)     (7,287)
   Ancillary services revenues, net ...........................       3,864       2,743         162
                                                                  ---------   ---------   ---------
      Income (loss) from home sales operations & other ........       6,283       2,116        (554)

OTHER INCOME (EXPENSES):
   Interest income ............................................       1,406       1,391       1,695
   Income from other investments, net .........................      16,609       3,475         956
   General and administrative .................................     (13,624)     (9,243)     (8,060)
   Rent control initiatives ...................................      (1,081)     (2,412)     (2,352)
   Interest and related amortization ..........................    (100,832)    (90,970)    (58,206)
   Loss on early debt retirement ..............................     (20,630)         --          --
   Depreciation on corporate assets ...........................        (804)     (1,657)     (1,240)
   Depreciation on real estate assets .........................     (55,689)    (47,541)    (35,924)
                                                                  ---------   ---------   ---------
      Total other expenses, net ...............................    (174,645)   (146,957)   (103,131)
      Income before minority interests, equity in income of
      unconsolidated joint ventures, gain on sale of
      properties  and discontinued operations .................         769      10,772      28,091
   Income (loss) allocated to Common OP Units .................         731        (608)     (3,431)
   Income allocated to Perpetual Preferred OP Units ...........     (13,974)    (11,284)    (11,252)
   Equity in income of unconsolidated joint ventures ..........       6,508       3,739         340
                                                                  ---------   ---------   ---------
      (Loss) income before gain on sale of properties and
         discontinued operations ..............................      (5,966)      2,619      13,748
                                                                  ---------   ---------   ---------
   Gain on sale of properties .................................          --           2          --
                                                                  ---------   ---------   ---------
      (Loss) income from continuing operations ................      (5,966)      2,621      13,748
                                                                  ---------   ---------   ---------

DISCONTINUED OPERATIONS:
   Discontinued operations ....................................       1,875       2,450       4,607
   Depreciation on discontinued operations ....................        (329)     (1,353)     (1,476)
   Gain on sale of discontinued real estate ...................       2,279         636      10,826
   Minority interests on discontinued operations ..............        (192)       (328)     (2,573)
                                                                  ---------   ---------   ---------
      Income from discontinued operations .....................       3,633       1,405      11,384
                                                                  ---------   ---------   ---------
         NET (LOSS) INCOME AVAILABLE FOR COMMON SHARES ........   $  (2,333)  $   4,026   $  25,132
                                                                  =========   =========   =========

     The accompanying notes are an integral part of the financial statements

                        EQUITY LIFESTYLE PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       2005      2004      2003
                                                                     -------   -------   -------
EARNINGS PER COMMON SHARE - BASIC:
   (Loss) income from continuing operations ......................   $ (0.26)  $  0.12   $  0.62
                                                                     =======   =======   =======
   Income from discontinued operations ...........................   $  0.16   $  0.06   $  0.52
                                                                     =======   =======   =======
   Net (loss) income available for Common Shares .................   $ (0.10)  $  0.18   $  1.14
                                                                     =======   =======   =======

EARNINGS PER COMMON SHARE - FULLY DILUTED:
   (Loss) income from continuing operations ......................   $ (0.26)  $  0.11   $  0.61
                                                                     =======   =======   =======
   Income from discontinued operations ...........................   $  0.16   $  0.06   $  0.50
                                                                     =======   =======   =======
   Net (loss) income available for Common Shares .................   $ (0.10)  $  0.17   $  1.11
                                                                     =======   =======   =======
   Distributions declared per Common Share outstanding ...........   $  0.10   $  0.05   $ 9.485
                                                                     =======   =======   =======

Tax status of Common Shares distributions paid during the year:
   Ordinary income ...............................................   $  0.10   $  1.05   $  0.68
                                                                     =======   =======   =======
   Long-term capital gain ........................................   $    --   $  4.82   $  0.57
                                                                     =======   =======   =======
   Unrecaptured section 1250 gain ................................   $    --   $  2.17   $  0.16
                                                                     =======   =======   =======
   Return of capital .............................................   $    --   $    --   $  0.55
                                                                     =======   =======   =======

Weighted average Common Shares outstanding - basic ...............    23,081    22,849    22,077
                                                                     =======   =======   =======
Weighted average Common Shares outstanding - fully diluted .......    29,927    29,465    28,002
                                                                     =======   =======   =======

                        EQUITY LIFESTYLE PROPERTIES, INC.
          CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE (LOSS) INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)

                                                                       2005     2004      2003
                                                                     -------   ------   -------
Net (loss) income available for Common Shares.....................   $(2,333)  $4,026   $25,132
   Net unrealized holding gains on derivative instruments.........        --       --     4,498
                                                                     -------   ------   -------
   Net other comprehensive (loss) income available for Common
      Shares .....................................................   $(2,333)  $4,026   $29,630
                                                                     =======   ======   =======

     The accompanying notes are an integral part of the financial statements

                        EQUITY LIFESTYLE PROPERTIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)

                                                                       2005        2004        2003
                                                                    ---------   ---------   ---------
PREFERRED STOCK, $01 PAR VALUE ..................................   $      --   $      --   $      --
                                                                    =========   =========   =========
COMMON STOCK, $01 PAR VALUE
Balance, beginning of year ......................................   $     224   $     222   $     218
   Exercise of options ..........................................           2           2           4
                                                                    ---------   ---------   ---------
Balance, end of year ............................................   $     226   $     224   $     222
                                                                    =========   =========   =========
PAID - IN CAPITAL
Balance, beginning of year ......................................   $ 294,304   $ 263,066   $ 256,394
   Conversion of OP Units to common stock .......................         236         155         343
   Issuance of common stock through exercise of options .........       2,785       3,058       6,323
   Issuance of common stock through employee stock
      purchase plan .............................................       1,397       2,735       3,254
   Compensation expense related to stock options and
      restricted stock ..........................................       2,853       2,571         611
   Repurchase of common stock ...................................        (692)         --          --
   Issuance costs ...............................................        (119)         --          --
   Transition adjustment - FAS 123 ..............................          --          --      (1,047)
   Adjustment for Common OP Unitholders
      in the Operating Partnership ..............................      (1,320)     22,719      (2,812)
                                                                    ---------   ---------   ---------
Balance, end of year ............................................   $ 299,444   $ 294,304   $ 263,066
                                                                    =========   =========   =========
DEFERRED COMPENSATION
Balance, beginning of year ......................................   $    (166)  $    (494)  $  (3,069)
   Issuance of common stock through restricted stock grants .....          --          --          --
   Transition adjustment - FAS 123 ..............................          --          --       1,047
   Recognition of deferred compensation expense .................         166         328       1,528
                                                                    ---------   ---------   ---------
Balance, end of year ............................................   $     (--)  $    (166)  $    (494)
                                                                    =========   =========   =========
EMPLOYEE NOTES
Balance, beginning of year ......................................   $      --   $      --   $  (2,713)
   Principal payments ...........................................          --          --       2,713
                                                                    ---------   ---------   ---------
Balance, end of year ............................................   $      --   $      --   $      --
                                                                    =========   =========   =========
DISTRIBUTIONS IN EXCESS OF ACCUMULATED COMPREHENSIVE
   EARNINGS
Balance, beginning of year ......................................   $(262,518)  $(265,322)  $ (79,655)
   Net (loss) income ............................................      (2,333)      4,026      25,132
   Other comprehensive income:
      Unrealized holding gains on derivative instruments ........          --          --       4,498
                                                                    ---------   ---------   ---------
      Comprehensive (loss) income ...............................      (2,333)      4,026      29,630
                                                                    ---------   ---------   ---------
   Distributions ................................................      (2,303)     (1,222)   (215,297)
                                                                    ---------   ---------   ---------
Balance, end of year ............................................   $(267,154)  $(262,518)  $(265,322)
                                                                    =========   =========   =========

     The accompanying notes are an integral part of the financial statements

                        EQUITY LIFESTYLE PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)

                                                                               2005        2004         2003
                                                                            ---------   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income ....................................................   $  (2,333)  $   4,026    $  25,132
   Adjustments to reconcile net income (loss) to cash provided by operating activities:
      Income allocated to minority interests ............................      13,435      12,220       17,256
      Early debt retirement .............................................      20,630          --           --
      Gain on sale of Properties ........................................      (2,279)       (638)     (10,826)
      Depreciation expense ..............................................      58,782      51,703       39,403
      Amortization expense ..............................................       2,849       2,203        5,031
      Debt premium amortization expense .................................      (2,484)     (1,317)          --
      Equity in income of unconsolidated joint ventures .................      (8,468)     (4,969)      (1,042)
      Distributions from unconsolidated joint ventures ..................       5,760          --           --
      Amortization of deferred compensation .............................       3,019       2,899        2,139
      Hurricane asset write down ........................................         968          --           --
      Increase in provision for uncollectible rents receivable ..........         149       1,182          821
      Decrease in provision for inventory impairment ....................         (27)         --           --
      (Decrease)/increase in provision for notes receivable .............        (169)        250           --
   Changes in assets and liabilities:
      Rents receivable ..................................................        (236)        281       (1,469)
      Inventory .........................................................      (8,521)    (17,855)       1,846
      Prepaid expenses and other assets .................................       1,610      (9,772)         (43)
      Accounts payable and accrued expenses .............................       4,882       5,713       (3,055)
      Rents received in advance and security deposits ...................       2,759         807          (30)
                                                                            ---------   ---------    ---------
   Net cash provided by operating activities ............................      90,326      46,733       75,163
                                                                            ---------   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of rental properties .....................................     (38,753)   (310,893)      (6,836)
   Dispositions of rental properties ....................................       6,280         671       27,170
   Joint Ventures and other:
      Investments in ....................................................      (7,709)    (33,819)          --
      Distributions from ................................................       5,557       6,177        1,535
   Net repayment (funding) of notes receivable ..........................       1,306      (1,708)      (1,507)
   Improvements:
      Improvements - corporate ..........................................        (831)       (444)         (72)
      Improvements - rental properties ..................................     (15,901)    (13,663)     (11,912)
      Site development costs ............................................     (16,195)    (12,975)      (8,976)
                                                                            ---------   ---------    ---------
   Net cash used in investing activities ................................     (66,246)   (366,654)        (598)
                                                                            ---------   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from stock options and employee stock purchase plan .....       4,183       6,221        9,581
   Proceeds from issuance of Perpetual Preferred OP Units ...............      75,000          --           --
   Distributions to Common Stockholders, Common OP Unitholders, and
      Perpetual Preferred OP Unitholders ................................     (16,632)   (237,074)     (65,687)
   Stock repurchase and Unit redemption .................................        (973)         --           --
   Issuance costs .......................................................        (119)         --           --
   Collection of principal payments on employee notes ...................          --          --        2,713
   Lines of credit:
      Proceeds ..........................................................     175,300     135,800       53,000
      Repayments ........................................................    (253,400)    (20,000)    (137,750)
   Acquisition financing ................................................          --     124,300           --
   Term loan repayment ..................................................     (20,000)         --     (100,000)
   Principal payments ...................................................    (340,699)     (8,848)     (50,230)
   New financing proceeds ...............................................     370,520       3,288      546,443
   Early debt retirement costs ..........................................     (18,250)         --           --
   Debt issuance costs ..................................................      (3,705)     (4,201)     (14,165)
                                                                            ---------   ---------    ----------
   Net cash (used in) provided by financing activities ..................     (28,775)       (514)     243,905
                                                                            ---------   ---------    ----------
Net (decrease) increase in cash and cash equivalents ....................      (4,695)   (320,435)     318,470
Cash and cash equivalents, beginning of year ............................       5,305     325,740        7,270
                                                                            ---------   ---------    ----------
Cash and cash equivalents, end of year ..................................   $     610   $   5,305    $ 325,740
                                                                            =========   =========    ==========

     The accompanying notes are an integral part of the financial statements

                        EQUITY LIFESTYLE PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                             (AMOUNTS IN THOUSANDS)

                                                                             2005      2004       2003
                                                                           -------   --------   -------
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest ...............................   $97,638   $ 88,883   $52,396
Non-cash investing and financing activities:
   Mortgage debt assumed on acquisition of real estate .................    53,517    347,300     4,600
   Other assets and liabilities, net, acquired on acquisition of real
      estate ...........................................................     2,161     13,300       650
   Issuance of operating partnership units in connection with the
      acquisition of Monte Vista .......................................        --     32,200        --
   Loan to prepay insurance premiums ...................................     2,404         --        --
   SERP termination ....................................................     7,108         --        --

     The accompanying notes are an integral part of the financial statements

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

     Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries ("Subsidiaries"), is referred to herein as the "Company," "ELS," "we," "us," and "our". The Company is a fully integrated owner and operator of lifestyle oriented properties ("Properties"). The Company leases individual developed areas ("sites") with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles ("RVs"). We believe that we have qualified for taxation as a real estate investment trust ("REIT") for federal income tax purposes since our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control and we cannot provide any assurance that the IRS will agree with our analysis. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income excluding capital gains. The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

     If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain foreign, state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

     The operations of the Company are conducted primarily through the Operating Partnership. The Company contributed the proceeds from its initial public offering and subsequent offerings to the Operating Partnership for a general partnership interest. In 2004, the general partnership interest was contributed to MHC Trust (see Note 4). The financial results of the Operating Partnership and the Subsidiaries are consolidated in the Company's consolidated financial statements. In addition, since certain activities, if performed by the Company, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the "Code"), the Company has formed taxable REIT subsidiaries as defined in the Code to engage in such activities.

     Several Properties acquired are wholly owned by taxable REIT subsidiaries of the Company. In addition, Realty Systems, Inc. ("RSI") is a wholly owned taxable REIT subsidiary of the Company that is engaged in the business of purchasing, selling and leasing homes that are located in Properties owned and managed by the Company. RSI also provides brokerage services to customers at such Properties. Typically, customers move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the homes. RSI also leases inventory homes to prospective customers with the expectation that the tenant eventually will purchase the home. Subsidiaries of RSI also lease from the Operating Partnership certain real property within or adjacent to certain Properties consisting of golf courses, pro shops, stores and restaurants.

     The limited partners of the Operating Partnership (the "Common OP Unitholders") receive an allocation of net income which is based on their respective ownership percentage of the Operating Partnership which is shown on the Consolidated Financial Statements as Minority Interests - Common OP Units. As of December 31, 2005, the Minority Interests - Common OP Units represented 6,207,471 units of limited partnership interest ("OP Units") which are convertible into an equivalent number of shares of the Company's common stock. The issuance of additional shares of common stock or common OP Units changes the respective ownership of the Operating Partnership for both the Minority Interests and the Company.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company has applied the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R") - an interpretation of ARB 51. The objective of FIN 46R is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity's expected losses or receives a majority of the entity's expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company has also applied Emerging Issues Task Force 04-5 - Accounting for investments in limited partnerships when the investor is the sole general partner and the limited partners have certain rights ("EITF 04-5") which determines whether a general partner or the general partners as a group controls a limited partnership or similar entity and therefore should consolidate the entity. The Company will apply FIN 46R and EITF 04-5 to all types of entity ownership (general and limited partnerships and corporate interests).

     The Company applies the equity method of accounting to entities in which the Company does not have a controlling direct or indirect voting interest or is not considered the primary beneficiary, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5%) and (ii) the Company's investment is passive.

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

(c)  Markets

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

(d)  Inventory

     Inventory consists primarily of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Inventory is recorded net of an inventory reserve as of December 31, 2005 and December 31, 2004 of $580,000 and $600,000, respectively. Resale revenues are stated net of commissions paid to employees of $1.4 million and $1.2 million for the years ended December 31, 2005 and 2004, respectively.

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

(g)  Notes Receivable

     Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized discounts or premiums net of a valuation allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases we finance the sales of homes to our customers (referred to as "Chattel Loans") which loans are secured by the homes. The valuation allowance for the Chattel Loans is calculated based on a comparison of the outstanding principal balance of each note compared to the N.A.D.A. value and the current market value of the underlying manufactured home collateral. These notes are recorded net of allowances of $81,000 and $250,000 as of December 31, 2005 and December 31, 2004, respectively.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(i)  Income from Other Investments, net

     On November 10, 2004, the Company entered into a 15 year operating lease with Thousand Trails Operations Holding Company, L.P. ("TT") with monthly payments equating to $16 million per year with annual increases of 3.25%. Under applicable accounting pronouncements, revenue under the lease is generally recognized on a straight-line basis taking into account fixed escalations required under the term of the lease. The annual straight-line revenue is approximately $20 million. The excess of straight-line revenue over the cash payment received was approximately $4.0 million for the year ended December 31, 2005. The Company has deferred and not recognized the excess of the straight-line revenue over the cash payments received under the lease due to the following: (1) the cash payments under the lease do not exceed straight-line revenue until the ninth year of the lease term, (2) the current owner of the operating business may not be a long-term owner of the TT business, and (3) certain portions of the lessee's business operations are dependent upon sales of new memberships and upgrades of existing memberships which can be volatile year to year. To the extent any of the conditions noted herein change, the Company may recognize previously deferred amounts.

(j)  Insurance Claims

     The Properties are covered against fire, flood, property damage, earthquake, wind storm and business interruption by insurance policies containing various deductible requirements and coverage limits. Recoverable costs are classified in other assets as incurred. Proceeds are applied against the asset when received. Recoverable costs relating to capital items are treated in accordance with the Company's capitalization policy. The book value of the original capital item is written off once the value of the impaired asset has been determined. Insurance proceeds relating to the capital costs will be recorded as income in the period they are received.

     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of February 23, 2006, approximately $19.4 million of claims, including business interruption, have been submitted to our insurance companies for reimbursement. As of December 31, 2005, the Company has made total expenditures of approximately $11.9 million and expects to incur additional expenditures to complete the work necessary to restore our Properties to their pre-hurricanes condition. The Company has received proceeds from insurance carriers of approximately $2.6 million as of December 31, 2005. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $3.4 million of these expenditures have been capitalized per the Company's capitalization policy as of December 31, 2005. Approximately $3.9 million is included in other assets as a receivable from insurance providers as of December 31, 2005, and approximately $5.9 million was included in other assets as of December 31, 2004.

     In 2005, the Company reduced the book value of its assets by approximately $1.0 million due to damage caused by the 2004 storms. The Company received insurance proceeds of approximately $0.8 million relating to other matters. Both of these items were recorded in income from other investments, net.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     During the fourth quarter of 2005 the Company spent approximately $1.3 million on Properties located in South Florida impacted by Hurricane Wilma to get them operationally ready for the season. This amount has been charged to operations in 2005. The Company is still evaluating the total costs it expects to incur and is preparing its insurance claim.

(k)  Fair Value of Financial Instruments

     The Company's financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, and mortgage notes payable. The fair values of all financial instruments, including notes receivable, were not materially different from their carrying values at December 31, 2005 and 2004.

(l)  Deferred Financing Costs

     Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit, unamortized deferred financing fees are accounted for in accordance with EITF No. 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements. Accumulated amortization for such costs was $6.6 million and $4.9 million at December 31, 2005 and 2004, respectively.

(m)  Revenue Recognition

     The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer's stay, the majority of which are for a term of not greater than one year. We will reserve for receivables when we believe the ultimate collection is less than probable. Our provision for uncollectable rents receivable was approximately $1.2 million as of December 31, 2005 and $1.0 million as of December 31, 2004. Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.

(n)  Minority Interests

     Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. An ownership percentage is represented by dividing the number of common OP Units held by the Common OP Unitholders (6,207,471 and 6,340,805 at December 31, 2005 and 2004,
respectively) by OP Units and shares of common stock outstanding. Issuance of additional shares of common stock or common OP Units changes the percentage ownership of both the Minority Interests and the Company. Due in part to the exchange rights (which provide for the conversion of common OP Units into shares of common stock on a one-for-one basis), such transactions and the proceeds there from are treated as capital transactions and result in an allocation between stockholders' equity and Minority Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)  Income Taxes

     Due to the structure of the Company as a REIT, the results of operations contain no provision for federal income taxes. However, the Company may be subject to certain foreign, state and local income, excise or franchise taxes. The Company paid foreign, state and local taxes of approximately $196,000 and $88,000 during the years ended December 31, 2005 and 2004, respectively, which includes taxes payable from non-REIT activities managed through taxable REIT subsidiaries. As of December 31, 2005, net investment in real estate and notes receivable had a federal tax basis of approximately $1,403 million and $11.6 million, respectively.

(p)  Derivative Instruments and Hedging Activities

     The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

(q)  Stock Compensation

     The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company adopted Statement of Financial Accounting Standards No. 123(R), ("SFAS 123(R)") "Share Based Payment" on July 1, 2005 which did not have a material impact on the Company's results of operations or its financial position. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees (see Note
12).

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - EARNINGS PER COMMON SHARE

     Earnings per common share are based on the weighted average number of common shares outstanding during each year. Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") defines the calculation of basic and fully diluted earnings per share. Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year and basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The conversion of OP Units has been excluded from the basic earnings per share calculation. The conversion of an OP Unit to a share of common stock has no effect on earnings per common share.

     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                 ---------------------------
                                                                   2005      2004      2003
                                                                 -------   -------   -------
NUMERATORS:
   (LOSS) INCOME FROM CONTINUING OPERATIONS:
      (Loss) income from continuing operations - basic .......   $(5,966)  $ 2,621   $13,748
      Amounts allocated to dilutive securities ...............      (731)      608     3,431
                                                                 -------   -------   -------
      (Loss) income from continuing operations
         - fully diluted .....................................   $(6,697)  $ 3,229   $17,179
                                                                 =======   =======   =======

   INCOME FROM DISCONTINUED OPERATIONS:
      Income from discontinued operations - basic ............   $ 3,633   $ 1,405   $11,384
      Amounts allocated to dilutive securities ...............       192       328     2,573
                                                                 -------   -------   -------
      Income from discontinued operations - fully diluted ....   $ 3,825   $ 1,733   $13,957
                                                                 =======   =======   =======

  NET (LOSS) INCOME AVAILABLE FOR COMMON SHARES:
      Net (loss) income available for Common Shares - basic ..   $(2,333)  $ 4,026   $25,132
      Amounts allocated to dilutive securities ...............      (539)      936     6,004
                                                                 -------   -------   -------
      Net (loss) income available for Common Shares -
         fully diluted .......................................   $(2,872)  $ 4,962   $31,136
                                                                 =======   =======   =======

DENOMINATOR:
   Weighted average Common Shares
      outstanding - basic ....................................    23,081    22,849    22,077
   Effect of dilutive securities:
   Redemption of Common OP Units for Common Shares ...........     6,285     6,067     5,342
   Employee stock options and restricted shares ..............        --       549       583
                                                                 -------   -------   -------
   Weighted average Common Shares
      outstanding - fully diluted ............................    29,366    29,465    28,002
                                                                 =======   =======   =======

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS

     The following table presents the changes in the Company's outstanding common stock for the years ended December 31, 2005, 2004 and 2003 (excluding OP Units of 6,207,471, 6,340,805 and 5,312,387 outstanding at December 31, 2005,
2004 and 2003, respectively):

                                                                    2005         2004         2003
                                                                 ----------   ----------   ----------
Shares outstanding at January 1,..............................   22,937,192   22,563,348   22,093,240
   Common stock issued through conversion of OP Units.........      133,334       95,769       47,540
   Common stock issued through exercise of options............      187,822      196,834      302,526
   Common stock issued through stock grants...................           --           --       35,000
   Common stock issued through Employee Stock Purchase Plan...       37,608       81,241       85,042
   Common stock repurchased and retired.......................           --           --           --
                                                                 ----------   ----------   ----------
Shares outstanding at December 31,............................   23,295,956   22,937,192   22,563,348
                                                                 ==========   ==========   ==========

     As of December 31, 2005 and 2004, the Company's percentage ownership of the Operating Partnership was approximately 79.1% and 78.5%, respectively. The remaining approximately 20.9% and 21.5%, respectively, was owned by the Common OP Unitholders.

     On March 24, 2005, the Operating Partnership issued $25 million of 8.0625% Series D Cumulative Redeemable Perpetual Preference Units (the "Series D 8% Units"), to institutional investors. The Series D 8% Units are non-callable for five years. In addition, the Operating Partnership had an existing $125 million of 9.0% Series D Cumulative Redeemable Perpetual Preference Units (the "Series D 9% Units") outstanding that were callable by the Company as of September 2004. In connection with the new issue, the Operating Partnership agreed to extend the non-call provision of the Series D 9% Units to be coterminous with the new issue, and the institutional investors holding the Series D 9% Units agreed to lower the rate on such units to 8.0625%. All of the units have no stated maturity or mandatory redemption. Net proceeds from the offering were used to pay down amounts outstanding under the Company's lines of credit.

     On June 30, 2005, the Operating Partnership issued $50 million of 7.95% Series F Cumulative Redeemable Perpetual Preference Units (the "Series F Units"), to institutional investors. The Series F Units are non-callable for five years and have no stated maturity or mandatory redemption. Net proceeds from the offering were used to pay down amounts outstanding under the Company's lines of credit.

     The following distributions have been declared and paid to common stockholders and Minority Interests since January 1, 2003:

  DISTRIBUTION       FOR THE QUARTER    SHAREHOLDER RECORD
AMOUNT PER SHARE         ENDING                DATE            PAYMENT DATE
----------------   ------------------   ------------------   ----------------
     $0.4950           March 31, 2003       March 28, 2003     April 11, 2003
     $0.4950            June 30, 2003        June 27, 2003      July 11, 2003
     $0.4950       September 30, 2003   September 26, 2003   October 10, 2003
     $  8.00        December 31, 2003      January 8, 2004   January 16, 2004
     -------       ------------------   ------------------   ----------------
     $0.0125           March 31, 2004       March 26, 2004      April 9, 2004
     $0.0125            June 30, 2004        June 25, 2004       July 9, 2004
     $0.0125       September 30, 2004   September 24, 2004    October 8, 2004
     $0.0125        December 31, 2004    December 31, 2004   January 14, 2005
     -------       ------------------   ------------------   ----------------
     $0.0250           March 31, 2005       March 25, 2005      April 8, 2005
     $0.0250            June 30, 2005        June 24, 2005       July 8, 2005
     $0.0250       September 30, 2005   September 30, 2005   October 14, 2005
     $0.0250        December 31, 2005    December 30, 2005   January 13, 2006

     On December 12, 2003, we declared a one-time special distribution of $8.00 per share payable to stockholders of record on January 8, 2004. We used proceeds from the $501 million borrowing in October 2003 to pay the special distribution on January 16, 2004. The special cash dividend was reflected on stockholders' 2004 1099-DIV issued in January 2005.

                      EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company adopted, effective July 1, 1997, the 1997 Non-Qualified Employee Stock Purchase Plan ("ESPP"). Pursuant to the ESPP, certain employees and directors of the Company may each annually acquire up to $250,000 of common stock of the Company. The aggregate number of shares of common stock available under the ESPP shall not exceed 1,000,000, subject to adjustment by the Company's Board of Directors. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period; and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2005 and 2004 were 37,122 and 80,955, respectively.

NOTE 5- INVESTMENT IN REAL ESTATE

     Investment in Real Estate is comprised of (amounts in thousands):

                                                 DECEMBER 31,   DECEMBER 31,
Properties Held for Long Term                        2005           2004
-----------------------------                    ------------   ------------
Investment in real estate:
   Land ......................................    $  486,299     $  462,619
   Land improvements .........................     1,494,427      1,406,246
   Buildings and other depreciable property ..       134,187        124,357
                                                  ----------     ----------
                                                   2,114,913      1,993,222
   Accumulated depreciation ..................      (365,688)      (309,277)
                                                  ----------     ----------
      Net investment in real estate ..........    $1,749,225     $1,683,945
                                                  ==========     ==========

                                                 DECEMBER 31,   DECEMBER 31,
Properties Held for Sale                             2005           2004
------------------------                         ------------   ------------
Investment in real estate:
   Land ......................................     $  6,914       $  7,968
   Land improvements .........................       29,137         32,677
   Buildings and other depreciable property ..        1,603          1,923
                                                   --------       --------
                                                     37,654         42,568
   Accumulated depreciation ..................      (12,637)       (13,590)
                                                   --------       --------
      Net investment in real estate ..........     $ 25,017       $ 28,978
                                                   ========       ========

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, and furniture, fixtures and equipment.

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN REAL ESTATE (CONTINUED)

     All acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be made within one year following the acquisitions. We acquired all of these Properties from unaffiliated third parties. During the three years ended December 31, 2005, the Company acquired the following Properties (amounts in millions, except site information):

     1)   During the year ended December 31, 2005, we acquired the following
          Properties:

                                                                   TOTAL    REAL              NET
   CLOSING DATE           PROPERTY               LOCATION          SITES   ESTATE    DEBT   EQUITY
   ------------      ------------------   ----------------------   -----   ------   -----   ------
June 20, 2005        San Francisco RV     Pacifica, CA               182    $ 6.6   $  --    $ 6.6
August 12, 2005      Morgan Portfolio     Various (5 Properties)   2,929     69.1    53.5     15.6
September 15, 2005   Lake George Escape   Lake George, NY            576     14.2      --     14.2

     The combined real estate investment in these Properties was approximately $89.9 million and was funded with money drawn from our lines of credit and debt assumed of $53.5 million. We also assumed approximately $5.4 million in escrow deposits and $4.0 million of rents received in advance as a result of these acquisitions.

     2)   During the year ended December 31, 2004, we acquired the following
          Properties:

                                                                          TOTAL    REAL               NET
   CLOSING DATE                PROPERTY                  LOCATION         SITES   ESTATE    DEBT    EQUITY
   ------------     -----------------------------   ------------------   ------   ------   ------   ------
January 15, 2004    O'Connell's                     Amboy, IL               668   $  6.6   $  5.0    $ 1.6
January 30, 2004    Spring Gulch                    New Holland, PA         420      6.4      4.8      1.6
February 3, 2004    Paradise                        Mesa, AZ                950     25.7     20.0      5.7
February 18, 2004   Twin Lakes                      Chocowinity, NC         400      5.2      3.8      1.4
February 19, 2004   Lakeside                        New Carlisle, IN         95      1.7       --      1.7
February 5, 2004    Diversified Portfolio           Various               2,567     64.0     41.6     20.9
February 17, 2004   NHC Portfolio (a)               Various              11,311    235.0    159.0     69.0
May 3, 2004         Viewpoint                       Mesa, AZ              1,928     81.3     44.0     37.3
May 12, 2004        Cactus Gardens                  Yuma, AZ                430      7.9      4.9      3.0
May 13, 2004        Monte Vista                     Mesa, AZ                832     45.8     23.0     22.8
May 14, 2004        GE Portfolio                    Various               1,155     52.9     37.7     15.2
September 8, 2004   Yukon Trails                    Lyndon Station, WI      214      2.2       --      2.2
November 10, 2004   Thousand Trails Portfolio (b)   Various              17,911    161.8    120.0     42.2
November 4, 2004    Caledonia                       Caledonia, WI           247      1.5       --      1.5
December 30, 2004   Fremont                         Fremont, WI             325      5.7      4.3      1.4

(a) On February 17, 2004, the Company acquired 93% of PAMI entities' interests in 28 Properties. On July 1, 2004, the Company acquired the remaining minority interest of the PAMI entities for a combination of $1.0 million in cash and common OP Units. On December 20, 2004, the Company redeemed the common OP Units for $4.5 million.

(b) On November 10, 2004, the Company provided a long-term lease of the real estate to Thousand Trails, which will continue to operate the Properties for its members. The lease will generate $16 million of income to the Company on an absolute triple net basis subject to annual escalations of 3.25%. The initial term of the lease is 15 years, with two five-year renewal options.

In connection with the 2004 acquisitions and not reflected in the table above the Company acquired inventory of approximately $1.2 million, other assets of $4.9 million, rents received in advance of approximately $13.6 million and other liabilities of approximately $5.8 million. The Company also issued common OP Units for value of approximately $32.2 million.

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN REAL ESTATE (CONTINUED)

     3)   During the year ended December 31, 2003, we acquired the following
          Properties:

                                                TOTAL    REAL             NET
   CLOSING DATE       PROPERTY      LOCATION    SITES   ESTATE   DEBT   EQUITY
   ------------     -----------   -----------   -----   ------   ----   ------
ACQUISITIONS:
December 3, 2003    Toby's        Arcadia, FL    379     $4.3    $ --    $4.3
December 15, 2003   Araby Acres   Yuma, AZ       337      5.7     3.2     2.5
December 15, 2003   Foothill      Yuma, AZ       180      1.8     1.4     0.4

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

     As of March 31, 2005, the Company designated seven Properties as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. The Company expects to sell these Properties within 12 months for proceeds greater than their net book value. As such, the results from operations of these Properties have been classified as income from discontinued operations. On November 10, 2005 one property, Five Seasons in Cedar Rapids, Iowa was sold. The six remaining Properties classified as held for disposition are listed in the table below.

Property                     Location       Sites
--------                 ----------------   -----
Casa Village..........   Billings, MT        490
Creekside.............   Wyoming, MI         165
Del Rey...............   Albuquerque, NM     407
Forest Oaks...........   Chesterton, IN      227
Holiday Village.......   Sioux City, IA      519
Windsong..............   Indianapolis, IN    268

     The following table summarizes the combined results of operations of Properties held for sale or sold during the years ended December 31, 2005, 2004 and 2003 (amounts in thousands):

                                                          2005      2004      2003
                                                        -------   -------   -------
Rental income........................................   $ 5,855   $ 6,785   $ 8,670
Utility and other income.............................       560       642       760
                                                        -------   -------   -------
   Property operating revenues.......................     6,415     7,427     9,430
Property operating expenses..........................     3,573     3,929     4,607
                                                        -------   -------   -------
   Income from property operations...................     2,842     3,498     4,823
(Loss) income from home sales operations and other...       (17)      (52)      (22)
Interest.............................................      (916)     (961)     (191)
Amortization.........................................       (34)      (34)       (5)
Depreciation.........................................      (329)   (1,353)   (1,474)
                                                        -------   -------   -------
   Total other expenses..............................    (1,279)   (2,348)   (1,670)
                                                        -------   -------   -------
Gain on sale.........................................     2,279       636    10,826
Minority interest....................................      (192)     (328)   (2,573)
                                                        -------   -------   -------
Net income...........................................   $ 3,633   $ 1,405   $11,384
                                                        =======   =======   =======

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN REAL ESTATE (CONTINUED)

     During the three years ended December 31, 2005 the Company disposed of the following Properties. The operating results have been reflected in discontinued operations.

     1) During the year ended December 31, 2005, we sold one Property located in Cedar Rapids, Iowa for a selling price of $6.7 million. Net proceeds of $6.3 million were used to repay amounts on our lines of credit. A gain on sale of approximately $2.3 million was recorded during the fourth quarter of 2005.

     2) During the year ended December 31, 2004, we sold one Property located in Lake Placid, Florida for a selling price of $3.4 million, with net proceeds of $0.8 million received in July 2004. No gain or loss on disposition was recognized in the period. In addition, we sold approximately 1.4 acres of land in Montana for a gain and net proceeds of $0.6 million.

     3) During the year ended December 31, 2003, we sold the three Properties located in Morgantown, West Virginia, Hamburg, New York and Mount Airy, Maryland for net proceeds of $27.1 million. A gain of approximately $10.8 million was recorded in 2003. Proceeds from the sales were used to repay amounts on the Company's line of credit.

     The following table illustrates, for comparative purposes, the effect of its 2004 acquisitions on net income and earnings per share as if the Company had consummated the acquisitions on January 1, 2004 and 2003, respectively (amounts in thousands, except per share data):

                                                FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------
Pro Forma Information (unaudited):                       2004       2003
                                                       --------   --------
Property operating revenues .................          $307,477   $297,845
                                                       ========   ========
Income from continuing operations ...........          $  7,088   $ 20,381
                                                       ========   ========
Net income available for Common Shares ......          $  7,114   $ 30,166
                                                       ========   ========

Earnings per Common Share - Basic:
   Income from continuing operations ........          $   0.31   $   0.92
   Net income available for Common Shares ...          $   0.31   $   1.36

Earnings per Common Share - Fully Diluted:
   Income from continuing operations ........          $   0.30   $   0.92
   Net income available for Common Shares ...          $   0.30   $   1.34

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENT IN JOINT VENTURES

     During the year ended December 31, 2005, the Company invested approximately $7 million for a 50% preferred joint venture interest in three Properties located near Bar Harbor, Maine. The Company also invested approximately $0.6 million for a 40% interest in a Texas Property owned by a joint venture controlled by Diversified Investments, Inc. ("Diversified").

     On February 3, 2004, the Company invested approximately $29.7 million in preferred equity interests (the "Mezzanine Investment") in six entities controlled by Diversified. These entities own in the aggregate 11 Properties, containing 5,054 sites. Approximately $11.7 million of the Mezzanine Investment accrues at a per annum average rate of 10%, with a minimum per annum pay rate of 6.5%, payable quarterly, and approximately $17.9 million of the Mezzanine Investment accrues at a per annum average rate of 11%, with a minimum pay rate of 7%, payable quarterly. To the extent the minimum pay rates on the respective Mezzanine Investments are not achieved, the accrual rates increase to 12% and 13% per annum, respectively. In addition, the Company has invested approximately $1.4 million in the Diversified entities managing these 11 Properties, which is included in prepaid expenses and other assets on the Company's Consolidated Balance Sheet as of December 31, 2005.

     During the year ended December 31, 2004, the Company invested approximately $4.1 million with Diversified in 11 separate property-owning entities. In addition, the Company recorded approximately $6.5 million, $3.7 million and $0.3 million of net income from joint ventures, net of $2.0 million, $1.2 million and $0.8 million of depreciation in the years ended December 31, 2005, 2004 and 2003 respectively. The Company received approximately $11.3 million, $5.2 million and $0.8 million in distributions from such joint ventures for the year ended December 31, 2005, 2004 and 2003 respectively. Included in such distributions for the year ended December 31, 2005 and 2004 is $2.2 million and $2.5 million return of capital, respectively of which $2.2 and $0.5 million, respectively, exceeded the Company's basis and thus was recorded in income from unconsolidated joint ventures and other. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

     The following is a summary of the Company's investments in unconsolidated joint ventures:

                                                                      INVESTMENT       INVESTMENT
                                         NUMBER OF     ECONOMIC     AS OF DEC. 31,   AS OF DEC. 31,
        PROPERTY            LOCATION       SITES     INTEREST (a)        2005             2004
        --------          ------------   ---------   ------------   --------------   --------------
                                                                    (in thousands)   (in thousands)
Meadows Investments       Various (2)       1,027        50%            $   280          $ 4,763
Lakeshore Investments     Florida (2)         343        90%                 32              630
Voyager                   Tucson, AZ        1,575        25%              3,115            3,010
Mezzanine Investments     Various (11)      5,054        --              32,380           31,207
Indian Wells              Indio, CA           350        30%                248              271
Diversified Investments   Various (12)      4,697        25%(b)           3,258            3,702
Maine Portfolio           Maine (3)           495        50%              6,898               --
                                           ------                       -------          -------
                                           13,541                       $46,211          $43,583
                                           ======                       =======          =======

(a) The percentages shown approximate the Company's economic interest. The Company's legal ownership interest may differ.

(b)  Economic interest in one Diversified Investment is 40%.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVESTMENT IN JOINT VENTURES (CONTINUED)

UNCONSOLIDATED REAL ESTATE JOINT VENTURE FINANCIAL INFORMATION

     The following tables represent combined summarized financial information of the unconsolidated real estate joint ventures.

                                 BALANCE SHEETS

                                           AS OF DECEMBER 31,
                                    -------------------------------
                                         2005             2004
                                    --------------   --------------
                                    (in thousands)   (in thousands)
ASSETS
   Real estate, net .............      $194,788         $183,480
   Other assets .................        23,378           22,646
                                       --------         --------
TOTAL ASSETS ....................      $218,166         $206,126
                                       ========         ========

LIABILITIES
   Mortgage debt & other loans ..      $171,285         $152,682
   Other liabilities ............        15,169           13,485
   Partner's equity .............        31,712           39,959
                                       --------         --------
TOTAL LIABILITIES AND EQUITY ....      $218,166         $206,126
                                       ========         ========

                            STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED
                                              DECEMBER 31,
                                    -------------------------------
                                         2005             2004
                                    --------------   --------------
                                    (in thousands)   (in thousands)
REVENUES
   Rentals ......................      $34,345          $27,941
   Other income .................        7,142            5,390
                                       -------          -------
TOTAL REVENUES ..................       41,487           33,331

EXPENSES
   Operating expenses ...........       19,067           16,454
   Interest .....................        9,315            7,558
   Other income & expenses ......        3,016            2,672
   Depreciation & amortization ..       11,305           10,165
                                       -------          -------
TOTAL EXPENSES ..................       42,703           36,849
                                       -------          -------
NET (LOSS) INCOME ...............      $(1,216)         $(3,518)
                                       =======          =======

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES RECEIVABLE

     As of December 31, 2005 and December 31, 2004, the Company had approximately $11.6 million and $13.3 million in notes receivable, respectively. The Company has approximately $10.9 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.7%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of $81,000 and $250,000 as of December 31, 2005 and December 31, 2004, respectively. On November 15, 2005, the Company entered into an agreement to loan Privileged Access (owned by a former board member) up to $0.5 million. As of December 31, 2005, approximately $0.3 million has been borrowed by Privileged Access. The loan bears interest at prime plus 1.0% per annum and matures on November 15, 2007. The Company has approximately $403,000 in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of common OP Units and partnership interests in certain joint ventures.

NOTE 8 - LONG-TERM BORROWINGS

FINANCING, REFINANCING AND EARLY DEBT RETIREMENT

     During the third quarter of 2005, the Company refinanced two mortgage loans for proceeds of $34 million at an interest rate of 4.95% per annum. Net proceeds were used to pay down approximately $20 million in other secured financing maturing in 2006 and to pay $934,000 in early debt retirement costs offset by related debt premium balance write-offs.

     During the fourth quarter of 2005, the Company refinanced approximately $293 million of secured debt maturing in 2007 with an effective interest rate of 6.8% per annum. This debt was secured by two cross-collateralized loan pools consisting of 35 Properties. The transaction generated approximately $337 million in proceeds from loans secured by individual mortgages on 20 Properties. The blended interest rate on the refinancing was approximately 5.3% per annum, and the loans mature in 2015. The Company incurred approximately $20.0 million of early debt retirement cost from the refinancing that were paid with proceeds from the loans. The remaining excess proceeds were used to repay outstanding amounts on our lines of credit.

     In 2004, the Company assumed mortgage and other debt relating to acquisition of approximately $157 million, which was recorded at fair market value with the related premium being amortized over the life of the loan using the effective interest rate. The Company borrowed an additional $194 million of mortgage debt for other acquisitions. The mortgages bear interest at weighted average rates ranging from 5.14% to 5.81% per annum, and mature at various dates through November 1, 2027. In addition, in connection with the Thousand Trails Transaction, we secured a $120 million three-year term loan at LIBOR plus 1.75%.

     In 2003, the Company closed on 49 loans (see Note 4) collateralized by 51 Properties beneficially owned by separate legal entities that are Subsidiaries of the Company, providing total proceeds of approximately $501 million. This mortgage debt matures over seven years from November 1, 2008 to November 1, 2015 bearing interest at rates between 5.35% and 6.33% per annum.

     In October 2003, the Company unwound an interest rate swap ("2001 Swap") agreement at a cost of approximately $3 million, which is included in interest and related amortization in 2003 in the accompanying Consolidated Statements of Operations. The 2001 swap effectively fixed LIBOR on $100 million of our floating rate debt at approximately 3.7% per annum for the period October 2001 through August 2004. The terms of the 2001 Swap required monthly settlements on the same dates interest payments were due on the debt. In accordance with SFAS No. 133, the 2001 Swap was reflected at market value.

     On April 17, 2003, the Company entered into an agreement to refinance and increase the "Bay Indies Mortgage", a $44.5 million note, from approximately $21.9 million to $45 million. Under the new agreement, the Bay Indies Mortgage bears interest at 5.69% per annum, amortizes over 25 years and matures April 17, 2013. The net proceeds were used to pay down the Company's line of credit. Also during the year ended December 31, 2003, mortgage notes payable on four other Properties were repaid totaling approximately $23.5 million using proceeds from borrowings on the Company's line of credit.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM BORROWINGS (CONTINUED)

SECURED DEBT

     As of December 31, 2005 and December 31, 2004, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $1,485 million and $1,402 million, respectively, and approximately $15 million of mortgage indebtedness as of December 31, 2005 and December 31, 2004 on Properties held for sale. The weighted average interest rate on this mortgage indebtedness for the years ended December 31, 2005 and 2004, respectively, was approximately 6.25% and 6.26% per annum. The debt bears interest at rates of 4.17% to 7.19% per annum and matures on various dates ranging from 2007 to 2015, with one additional loan maturing in 2027. Included in our debt balance are three capital leases with an imputed interest rate of 11.6% per annum. The debt encumbered a total of 150 and 165 of the Company's Properties as of December 31, 2005 and December 31, 2004, respectively, and the carrying value of such Properties was approximately $1,603 million and $1,653 million, respectively, as of such dates.

UNSECURED LOANS

TERM LOAN

     The Company has a Term Loan agreement, pursuant to which it borrowed $120 million, on an unsecured basis, at LIBOR plus 1.75% per annum. The Term Loan will be due and payable on November 10, 2007; however, the borrower has the option to extend the initial maturity for two additional one-year terms. Proceeds from this debt were used to acquire KTTI Holding Company, Inc. as part of the Thousand Trails Transaction. During 2005, the Company made principal repayments of $20.0 million on this Term Loan and secured a fixed interest rate at 6.85% per annum for a one-year term.

LINES OF CREDIT

     The Company has a $110 million credit facility with a group of banks, bearing interest at LIBOR plus 1.65% per annum and maturing on August 9, 2006, which can be extended by the borrower for an additional year to August 9, 2007. As of December 31, 2005, $80.4 million was available under this facility.

     The Company has a $50 million credit facility with Wells Fargo Bank, bearing interest at LIBOR plus 1.65% per annum and maturing on May 4, 2006, which can be extended by the borrower for an additional year to May 4, 2007. As of December 31, 2005, $41.9 million was available under this facility.

OTHER LOANS

     During 2005, the Company borrowed $2.4 million to finance its insurance premium payments. As of December 31, 2005, $230,000 remained outstanding. This loan is due in January 2006 and bears interest at 4.07% per annum.

     Aggregate payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):

                 YEAR                      AMOUNT
                 ----                    ----------
                 2006                    $   53,622
                 2007                       135,395
                 2008                       201,605
                 2009                        75,049
                 2010                       227,340
              Thereafter                    938,342
Net unamortized premiums and discounts        6,928
                                         ----------
                Total                    $1,638,281
                                         ==========

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LEASE AGREEMENTS

     The leases entered into between the customer and the Company for the rental of a site are generally month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Non-cancelable long-term leases are in effect at certain sites within approximately 25 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. Future minimum rents are scheduled to be received under non-cancelable tenant leases at December 31, 2005 as follows (amounts in thousands):

   YEAR       AMOUNT
   ----      --------
   2006      $ 44,802
   2007        46,124
   2008        34,442
   2009        21,343
   2010        21,135
Thereafter     40,712
             --------
  Total      $208,558
             ========

NOTE 10 - GROUND LEASES

     The Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2032 with terms which require 12 equal payments per year plus additional rents calculated as a percentage of gross revenues. For the years ended December 31, 2005, 2004 and 2003, ground lease rent was approximately $1.6, $1.6 and $1.5 million per year, respectively. Minimum future rental payments under the ground leases are approximately $1.6 million for each of the next five years and approximately $21.3 million thereafter.

NOTE 11 - TRANSACTIONS WITH RELATED PARTIES

     The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, the Company's Chairman of the Board. Fees paid to this entity amounted to approximately $465,000, $412,000 and $404,000 for the years December 31, 2005, 2004 and 2003, respectively. The Company had no amounts due to this entity as of December 31, 2005 and 2004, respectively. During 2003, we paid $25,000 to J. Green & Co., L.L.C. for services provided by Mr. Berman, the Company's current Chief Financial Officer, prior to his employment by the Company.

     Related party agreements or fee arrangements are generally for a term of one year and approved by independent members of the Company's Board of Directors.

NOTE 12 - STOCK OPTION PLAN AND STOCK GRANTS

     The Company's Stock Option and Stock Award Plan (the "Plan") was adopted in December 1992 and amended and restated from time to time, most recently effective March 23, 2001. Pursuant to the Plan, officers, directors, employees and consultants of the Company are offered the opportunity (i) to acquire shares of common stock through the grant of stock options ("Options"), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Internal Revenue Code; and (ii) to be awarded shares of common stock ("Restricted Stock Grants"), subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of the Company's Board of Directors (the "Compensation Committee"). The Compensation Committee will determine the

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCK OPTION PLAN AND STOCK GRANTS (CONTINUED)

vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 2005 to officers, employees and consultants, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. A maximum of 6,000,000 shares of common stock are available for grant under the Plan and no more than 250,000 shares may be subject to grants to any one individual in any calendar year.

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

     Prior to 2003, we accounted for our stock compensation in accordance with APB No. 25, "Accounting for Stock Issued to Employees", based upon the intrinsic value method. This method results in no compensation expense for Options issued with an exercise price equal to or exceeding the market value of the common stock on the date of grant. On January 1, 2003, we elected to account for our stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123")and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation", which resulted in compensation expense being recorded based on the fair value of the Options and other equity awards issued. SFAS No. 148 provided three possible transition methods for changing to the fair value method. We elected to use the modified-prospective method. This method required that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted, or settled in fiscal years beginning after December 15, 1994. The Company adopted SFAS 123(R) on July 1, 2005, which replaced SFAS 123. Since the Company had chosen to use the modified-prospective method for recognizing stock-based compensation and uses the Black-Scholes-Merton Model for valuing the options the result of the adoption had no material impact of the Company's results of operations or financial position.

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCK OPTION PLAN AND STOCK GRANTS (CONTINUED)

     Restricted Stock Grants

     In 2004, the Company awarded Restricted Stock Grants for 135,000 shares of common stock to certain members of senior management of the Company. These Restricted Stock Grants vest over three years, but may be restricted for a period of up to ten years depending upon certain performance benchmarks. The fair market value of these Restricted Stock Grants was approximately $5.0 million as of the date of grant and is recorded as compensation expense and paid in capital over the three year vesting period.

     In 2005 and 2004, the Company awarded Restricted Stock Grants for 22,500 and 40,000 shares of common stock, respectively, to directors with a fair market value of approximately $812,000 and $1,386,000 in 2005 and 2004, respectively.

     The Company recognized compensation expense of approximately $2.8 million and $2.7 million related to Restricted Stock Grants in 2005 and 2004, respectively. The balance of unamortized deferred compensation as of December 31, 2005 and 2004 was approximately $0.0 million and $0.2 million, respectively.

     Stock Options

     The fair value of each grant is estimated on the grant date using the Black-Scholes model Black-Scholes-Merton. The following table includes the assumptions that were made and the estimated fair values:

ASSUMPTION                  2005        2004       2003
----------                --------   ---------   --------
Dividend yield                 6.0%        5.9%       5.6%
Risk-free interest rate        4.2%        4.7%       3.5%
Expected life              4 years    10 years    5 years
Expected volatility           16.0%       16.0%      14.0%
                          --------   ---------   --------
Estimated Fair Value of
   Options Granted        $354,757   $  57,000   $ 40,600

     In January 2004, approximately 1.2 million options were repriced in connection with the special dividend paid on January 16, 2004 (see Note 4). A summary of the Company's stock option activity, and related information for the years ended December 31, 2005, 2004 and 2003 follows:

                                                 WEIGHTED AVERAGE
                               SHARES SUBJECT   EXERCISE PRICE PER
                                 TO OPTIONS            SHARE
                               --------------   ------------------
Balance at January 1, 2003        1,515,897       $    24.08
   Options granted                   20,000            32.67
   Options exercised               (302,526)           21.06
   Options canceled                  (9,437)           25.60
                                 ----------
Balance at December 31, 2003      1,223,934            24.95
   Options granted                1,212,367            17.28
   Options exercised               (195,737)           15.47
   Options canceled              (1,194,568)           25.04
                                 ----------
Balance at December 31, 2004      1,045,996            17.74
   Options granted                  130,000            35.10
   Options exercised               (187,755)           41.84
   Options canceled                  (4,450)           17.37
                                 ----------
Balance at December 31, 2005        983,791            20.62
                                 ==========

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - STOCK OPTION PLAN AND STOCK GRANTS (CONTINUED)

     The following table summarizes information regarding Options outstanding at December 31, 2005:

                                  OPTIONS OUTSTANDING
                           --------------------------------
                                       WEIGHTED               OPTIONS EXERCISABLE
                                       AVERAGE                -------------------
                                     OUTSTANDING   WEIGHTED              WEIGHTED
                                     CONTRACTUAL    AVERAGE               AVERAGE
                                       LIFE (IN    EXERCISE              EXERCISE
RANGE OF EXERCISE PRICES   OPTIONS      YEARS)       PRICE     OPTIONS     PRICE
------------------------   -------   -----------   --------    -------   --------
$10.63 to $14.00            94,300       1.0        $13.44      94,300    $13.44
$15.69 to $18.99           565,605       3.4        $17.30     565,605    $17.30
$22.65 to $37.35           323,886       7.5        $28.50     230,551    $25.93
                           -------       ---        ------     -------    ------
                           983,791       4.5        $20.62     890,456    $19.13
                           =======       ===        ======     =======    ======

     As of December 31, 2005, 2004 and 2003, 1,775,975 shares, 1,924,025 shares, and 2,119,152 shares remained available for grant, respectively; of these 839,025 shares, 861,525 shares, and 1,038,853 shares, respectively, remained available for Restricted Stock Grants.

NOTE 13 - PREFERRED STOCK

     The Company's Board of Directors is authorized under the Company's charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $.01 par value preferred stock (the "Preferred Stock"), with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company's common stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of The New York Stock Exchange. As of December 31, 2005 and 2004, no Preferred Stock was issued by the Company.

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

     In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant's vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company's contribution to the 401(k) Plan was $355,138, $545,271, and $240,000, for the years ended December 31, 2005, 2004, and 2003, respectively.

     As a result of the changes in the law relating to deferred compensation plans, the Company terminated its Supplemental Retirement Savings Plan ("the Plan"). Termination of the Plan resulted in a taxable distribution to the participants, who received all of the assets that were held in their Plan account, net of applicable withholding taxes. These assets included approximately 900,000 shares of ELS common stock in the aggregate, including approximately 825,000 shares of ELS common stock held in the Plan accounts of ELS' executive officers and directors. All of the shares of ELS common stock held in Plan accounts that were distributed are freely tradable without restriction or further registration under the federal securities laws, except for shares held in the Plan accounts of executive officers and directors, which are subject to the manner and volume of sale requirements of Rule 144 under the Securities Act. Termination of the Plan had no effect on results of operations and no material impact on the Company's balance sheet. Certain executive officers of the Company may from time to time adopt non-discretionary, written trading plans that comply with Commission Rule 10b5-1, or otherwise monetize their equity-based compensation. Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES

CALIFORNIA RENT CONTROL LITIGATION

     As part of the Company's effort to realize the value of its Properties subject to rent control, the Company has initiated lawsuits against several municipalities in California. The Company's goal is to achieve a level of regulatory fairness in California's rent control jurisdictions, and in particular those jurisdictions that prohibit increasing rents to market upon turnover. Regulations in California allow tenants to sell their homes for a premium representing the value of the future discounted rent-controlled rents. In the Company's view, such regulation results in a transfer of the value of the Company's stockholders' land, which would otherwise be reflected in market rents, to tenants upon the sales of their homes in the form of an inflated purchase price that cannot be attributed to the value of the home being sold. As a result, in the Company's view, the Company loses the value of its asset and the selling tenant leaves the Property with a windfall premium. The Company has discovered through the litigation process that certain municipalities considered condemning the Company's Properties at values well below the value of the underlying land. In the Company's view, a failure to articulate market rents for sites governed by restrictive rent control would put the Company at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, could represent substantial lost value to stockholders. The Company is cognizant of the need for affordable housing in the jurisdictions, but asserts that restrictive rent regulation does not promote this purpose because the benefits of such regulation are fully capitalized into the prices of the homes sold. The Company estimates that the annual rent subsidy to tenants in these jurisdictions may be in excess of $15 million. In a more well balanced regulatory environment, the Company would receive market rents that would eliminate the subsidy and homes would trade at or near their intrinsic value.

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

     The Company has filed two lawsuits in federal court against the City of San Rafael, challenging its rent control ordinance on constitutional grounds. The Company believes that one of those lawsuits was settled by the City agreeing to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court initially found the settlement agreement was binding on the City, but then reconsidered and determined to submit the claim of breach of the settlement agreement to a jury. In October 2002, the first case against the City went to trial, based on both breach of the settlement agreement and the constitutional claims. A jury found no breach of the settlement agreement; the Company then filed motions asking the Court to rule in its favor on that claim, notwithstanding the jury verdict. The Court postponed decision on those motions and on the constitutional claims, pending a ruling on some property rights issues by the United States Supreme Court. In the event that the Court does not rule in favor of the Company on either the settlement agreement or the constitutional claims, then the Company has pending claims seeking a declaration that it can close the Property and convert it to another use. The United States Supreme Court issued the property rights rulings in 2005 and the Company awaits the Court's decisions in the San Rafael matters. On January 27, 2006, the Court issued a ruling that granted the Company's motion for leave to amend to assert alternative takings theories in light of the United States Supreme Court's decisions. The Court's ruling also denied the Company's post trial motions related to the settlement agreement and dismissed the park closure claim without prejudice to the Company's ability to reassert such claim in the future. As a result, the Company has filed a new complaint challenging the City's ordinance as violating the takings clause and substantive due process. The Company expects the City to file a responsive motion to the amended complaint and for further legal proceedings to occur in 2006.

     The Company's efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin ("CMHOA"), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believes had been agreed to by the CMHOA in a settlement agreement. On May 23, 2004, the California Court of Appeal affirmed the

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

trial court's order dismissing the Company's claims against the City of San Rafael. The CMHOA continues to seek damages from the Company in this matter. The Company has reached a tentative settlement with the CMHOA in this matter which allows the Company to recover $3.72 of the requested monthly pass-through and does not provide for the payment of any damages to the CMHOA. Both the CMHOA and the Company will bring motions for their respective attorneys' fees following the settlement becoming final. The Company intends to vigorously defend this matter should the settlement not become final. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

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

     In addition, the Company has sued the City of Santee in federal court alleging all three of the ordinances are unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. Thus, it is the Company's position that the ordinances are subject to invalidation as a matter of law in the federal court action. Separately, the Federal District Court granted the City's Motion for Summary Judgment in the Company's federal court lawsuit. This decision was based not on the merits, but on procedural grounds, including that the Company's claims were moot given its success in the state court case. The Company has appealed the decision.

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

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     The District subsequently issued a Notice of Violation dated December 12, 2005 (the "NOV"), alleging additional violations of the Ordinance. By letter dated December 23, 2005, the Company denied the allegations in the NOV.

     The Company believes that it has complied with the Compliance Order and the Ordinance. The Company further believes that the allegations in the Complaint and the NOV are without merit, and will vigorously defend against any such claims by the District.

COUNTRYSIDE AT VERO BEACH

     The Company previously received letters dated June 17, 2002 and August 26, 2002 from Indian River County ("County"), claiming that the Company owed sewer impact fees in the amount of approximately $518,000 with respect to the Property known as Countryside at Vero Beach, located in Vero Beach, Florida, purportedly under the terms of an agreement between the County and a prior owner of the Property. In response, the Company advised the County that these fees are no longer due and owing as a result of a 1996 settlement agreement between the County and the prior owner of the Property, providing for the payment of $150,000 to the County to discharge any further obligation for the payment of impact or connection fees for sewer service at the Property. The Company paid this settlement amount (with interest) to the County in connection with the Company's acquisition of the Property. In February 2006, the Company was served with a complaint filed by the County in Indian River County Circuit Court, requesting a judgment declaring a lien against the Property for allegedly unpaid impact fees, and foreclosing said lien. The Company will vigorously defend the lawsuit.

     On January 12, 2006, the Company was served with a complaint filed in Indian River County Circuit Court on behalf of a purported class of homeowners at Countryside at Vero Beach. The complaint includes counts for alleged violations of the Florida Mobile Home Act and the Florida Deceptive and Unfair Trade Practices Act, and claims that the Company required homeowners to pay water and sewer impact fees, either to the Company or to the County, "as a condition of initial or continued occupancy in the Park", without properly disclosing the fees in advance and notwithstanding the Company's position that all such fees were fully paid in connection with the settlement agreement described above. The Company will vigorously defend the lawsuit.

                       EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is unaudited quarterly data for 2005 and 2004 (amounts in thousands, except for per share amounts):

                                                              FIRST     SECOND      THIRD     FOURTH
                                                             QUARTER    QUARTER    QUARTER    QUARTER
                           2005                               3/31       6/30       9/30       12/31
                           ----                             --------   --------   --------   --------
Total revenues (a).......................................   $103,577   $101,780   $101,886   $106,930
Income from continuing operations (a)....................   $  8,481   $  2,049   $    789   $(17,285)
Income from discontinued operations (a)..................   $    228   $    438   $    302   $  2,665
Net income (loss) available for Common Shares............   $  8,709   $  2,487   $  1,091   $(14,620)
Weighted average Common Shares outstanding - Basic.......     22,974     23,042     23,097     23,208
Weighted average Common Shares outstanding - Diluted.....     29,878     29,974     30,149     29,450
Net income (loss) per Common Share outstanding - Basic...   $   0.38   $   0.11   $   0.05   $  (0.63)
Net income (loss) per Common Share outstanding -
   Diluted...............................................   $   0.37   $   0.11   $   0.05   $  (0.63)


                                                             FIRST     SECOND    THIRD     FOURTH
                                                            QUARTER   QUARTER   QUARTER   QUARTER
                           2004                               3/31      6/30      9/30     12/31
                           ----                             -------   -------   -------   -------
Total revenues (a).......................................   $78,325   $84,932   $87,592   $94,618
Income from continuing operations (a)....................   $ 3,786   $   245   $(1,074)  $  (336)
Income from discontinued operations (a)..................   $   724   $   215   $   210   $   256
Net income (loss) available for Common Shares............   $ 4,510   $   460   $  (864)  $   (80)
Weighted average Common Shares outstanding - Basic.......    22,674    22,737    22,829    22,906
Weighted average Common Shares outstanding - Diluted.....    27,986    28,655    29,335    29,360
Net income (loss) per Common Share outstanding - Basic...   $  0.20   $  0.02   $ (0.04)  $ (0.00)
Net income (loss) per Common Share outstanding -
    Diluted..............................................   $  0.19   $  0.02   $ (0.04)  $ (0.00)

(a) Amounts may differ from previously disclosed amounts due to reclassification of discontinued operations.

                                   SCHEDULE II
                        EQUITY LIFESTYLE PROPERTIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                DECEMBER 31, 2005

                                                               ADDITIONS
                                                        -----------------------
                                           BALANCE AT                CHARGED TO                   BALANCE AT
                                            BEGINNING   CHARGED TO      OTHER                       END OF
                                            OF PERIOD     INCOME      ACCOUNTS    DEDUCTIONS(1)     PERIOD
                                           ----------   ----------   ----------   -------------   ----------
For the year ended December 31, 2003:
   Allowance for doubtful accounts......   $  700,000   $  820,822   $       --     ($693,822)    $  827,000

For the year ended December 31, 2004:
   Allowance for doubtful accounts......   $  827,000   $1,182,000    ($145,000)    ($834,000)    $1,030,000

For the year ended December 31, 2005:
   Allowance for doubtful accounts......   $1,030,000   $1,029,000     ($38,000)    ($842,000)    $1,179,000

(1)  Deductions represent tenant receivables deemed uncollectible.

                                  SCHEDULE III
                        EQUITY LIFESTYLE PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2005
                             (AMOUNTS IN THOUSANDS)

                                                                       Costs
                                                                    Capitalized
                                                                   Subsequent to     Gross Amount Carried
                                               Initial Cost to      Acquisition           at Close of
                                                   Company         (Improvements)      Period 12/31/05
                                             ------------------- ----------------- ------------------------
                                                     Depreciable       Depreciable       Depreciable         Accumulated   Date of
   Real Estate    Location       Encumbrances Land     Property  Land    Property  Land    Property  Total  Depreciation Acquisition
   -----------    -----------    ------------ ------ ----------- ----- ----------- ----- ----------- ------ ------------ -----------
PROPERTIES HELD FOR LONG TERM
Apollo Village.... Phoenix    AZ     4,416       932     3,219    --       610       932     3,829    4,761    (1,439)       1994
Araby Acres....... Yuma       AZ     3,169     1,440     4,345    --        38     1,440     4,383    5,823      (305)       2003
Cactus Gardens.... Yuma       AZ     4,784     1,992     5,984    --        25     1,992     6,009    8,001      (303)       2004
Carefree Manor.... Phoenix    AZ     3,352       706     3,040    --       266       706     3,306    4,012      (922)       1998
Casa del Sol #1... Peoria     AZ    10,230     2,215     6,467    --     1,367     2,215     7,834   10,049    (1,833)       1996
Casa del Sol #2... Glendale   AZ        --     2,103     6,283    --     1,133     2,103     7,416    9,519    (1,683)       1996
Casa del Sol #3... Glendale   AZ        --     2,450     7,452    --       460     2,450     7,912   10,362    (1,994)       1998
Central Park...... Phoenix    AZ    12,600     1,612     3,784    --       772     1,612     4,556    6,168    (3,121)       1983
Countryside....... Phoenix    AZ     3,685     2,056     6,241    --       241     2,056     6,482    8,538      (742)       2002
Desert Paradise... Yuma       AZ     1,434       666     2,011    --        25       666     2,036    2,702      (134)       2004
Desert Skies...... Phoenix    AZ     5,046       792     3,126    --       415       792     3,541    4,333      (929)       1998
Fairview Manor.... Tucson     AZ     4,977     1,674     4,708    --     1,223     1,674     5,931    7,605    (1,584)       1998
Foothill.......... Yuma       AZ     1,350       459     1,402    --        22       459     1,424    1,883      (102)       2003
Golden Sun........ Scottsdale AZ     2,920     1,678     5,049    --        69     1,678     5,118    6,796      (586)       2002
Hacienda De
   Valencia....... Mesa       AZ        --       833     2,701    --     2,775       833     5,476    6,309    (2,729)       1984
Monte Vista....... Mesa       AZ    22,519    11,402    34,355    --       861    11,402    35,216   46,618    (1,939)       2004
Palm Shadows...... Glendale   AZ     8,368     1,400     4,218    --       379     1,400     4,597    5,997    (1,995)       1993
Paradise.......... Sun City   AZ    19,547     6,414    19,263    12       365     6,426    19,628   26,054    (1,258)       2004
Sedona Shadows.... Sedona     AZ     2,405     1,096     3,431    --       716     1,096     4,147    5,243    (1,127)       1997
Suni Sands........ Yuma       AZ     3,133     1,249     3,759    --        19     1,249     3,778    5,027      (244)       2004
Sunrise Heights... Phoenix    AZ     5,631     1,000     3,016    --       615     1,000     3,631    4,631    (1,353)       1994
The Highlands at
   Brentwood...... Mesa       AZ    10,910     1,997     6,024    --     1,102     1,997     7,126    9,123    (2,827)       1993
The Mark.......... Mesa       AZ     8,702     1,354     4,660     6     1,251     1,360     5,911    7,271    (2,107)       1994
The Meadows....... Tempe      AZ        --     2,613     7,887    --     1,670     2,613     9,557   12,170    (3,467)       1994
Viewpoint......... Mesa       AZ    43,085    24,890    56,340    14       918    24,904    57,258   82,162    (3,191)       2004
Whispering
   Palms.......... Phoenix    AZ     3,219       670     2,141    --       209       670     2,350    3,020      (667)       1998
California
   Hawaiian....... San Jose   CA        --     5,825    17,755    --     1,609     5,825    19,364   25,189    (5,562)       1997
Colony Park....... Ceres      CA     5,820       890     2,837    --       331       890     3,168    4,058    (1,022)       1998
Concord Cascade... Pacheco    CA        --       985     3,016    --     1,341       985     4,357    5,342    (2,628)       1983
Contempo Marin.... San Rafael CA        --     4,787    16,379    --     2,630     4,787    19,009   23,796    (7,129)       1994
Coralwood......... Modesto    CA     6,200        --     5,047    --       278        --     5,325    5,325    (1,550)       1997
Date Palm......... Cathedral
                      City    CA        --        --       216    --        61        --       277      277      (138)       1994
Date Palm Country
   Club........... Cathedral
                      City    CA    15,022     4,138    14,064   (23)    3,715     4,115    17,779   21,894    (6,447)       1994
DeAnza Santa
   Cruz........... Santa Cruz CA     6,717     2,103     7,201    --       470     2,103     7,671    9,774    (2,894)       1994
Four Seasons...... Fresno     CA        --       756     2,348    --       253       756     2,601    3,357      (764)       1997

                                  SCHEDULE III
                        EQUITY LIFESTYLE PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2005
                             (AMOUNTS IN THOUSANDS)

                                                                       Costs
                                                                    Capitalized
                                                                   Subsequent to     Gross Amount Carried
                                               Initial Cost to      Acquisition           at Close of
                                                   Company         (Improvements)      Period 12/31/05
                                             ------------------- ----------------- ------------------------
                                                     Depreciable       Depreciable       Depreciable         Accumulated   Date of
   Real Estate    Location       Encumbrances Land     Property  Land    Property  Land    Property  Total  Depreciation Acquisition
   -----------    -----------    ------------ ------ ----------- ----- ----------- ----- ----------- ------ ------------ -----------
Laguna Lake...... San Luis
                     Obispo   CA           --  2,845       6,520    --        252  2,845       6,772  9,617       (1,925)   1998
Lamplighter...... Spring
                     Valley   CA           --    633       2,201    --        695    633       2,896  3,529       (1,968)   1983
Las Palmas....... Rialto      CA        3,759  1,295       3,866    --         95  1,295       3,961  5,256         (218)   2004
Meadowbrook...... Santee      CA           --  4,345      12,528    --      1,591  4,345      14,119 18,464       (3,564)   1998
Monte del Lago... Castroville CA       21,400  3,150       9,469    --      1,530  3,150      10,999 14,149       (3,028)   1997
Nicholson Plaza.. San Jose    CA           --     --       4,512    --         72     --       4,584  4,584       (1,285)   1997
Pacific Dunes
   Ranch......... California
                     Central
                     Coast    CA        5,946  1,940       5,632    --        109  1,940       5,741  7,681         (356)   2004
Parque La
   Quinta........ Rialto      CA        5,041  1,799       5,450    --        (29) 1,799       5,421  7,220         (378)   2004
Quail Meadows.... Riverbank   CA        5,275  1,155       3,469    --        316  1,155       3,785  4,940         (977)   1998
Rancho Mesa...... El Cajon    CA        9,600  2,130       6,389    --        367  2,130       6,756  8,886       (1,685)   1998
Rancho Valley.... El Cajon    CA           --    685       1,902    --        843    685       2,745  3,430       (1,742)   1983
Royal Holiday.... Hemet       CA           --    778       2,643    --      1,281    778       3,924  4,702         (730)   1998
Royal Oaks....... Visalia     CA           --    602       1,921    --        301    602       2,222  2,824         (637)   1997
San Francisco
   RV............ San         CA           --  1,656       4,973    --        --   1,656       4,973  6,629          (83)   2005
                  Francisco
Santiago
   Estates....... Sylmar      CA       16,189  3,562      10,767    --        811  3,562      11,578 15,140       (3,103)   1998
Sea Oaks......... Los Osos    CA           --    871       2,703    --        287    871       2,990  3,861         (823)   1997
Sunshadow........ San Jose    CA           --     --       5,707    --        144     --       5,851  5,851       (1,668)   1997
Tahoe Valley
   Campground.... Lake Tahoe  CA           --  1,357       4,071    --         49  1,357       4,120  5,477         (261)   2004
Village of Four
   Seasons....... San Jose    CA       15,138  5,229      15,714    --         63  5,229      15,777 21,006         (876)   2004
Westwinds (4
   properties)... San Jose    CA           --     --      17,616    --      5,405     --      23,021 23,021       (6,746)   1997
Bear Creek....... Sheridan    CO        4,880  1,100       3,359    --        293  1,100       3,652  4,752         (962)   1998
Cimarron......... Broomfield  CO       16,000    863       2,790    --        636    863       3,426  4,289       (2,356)   1983
Golden Terrace... Golden      CO       14,400    826       2,415    --        797    826       3,212  4,038       (1,985)   1983
Golden Terrace
   South......... Golden      CO        2,400    750       2,265    --        642    750       2,907  3,657         (822)   1997
Golden Terrace
   West.......... Golden      CO       16,800  1,694       5,065    --      1,055  1,694       6,120  7,814       (3,614)   1986
Hillcrest
   Village....... Aurora      CO       27,200  1,912       5,202   289      2,455  2,201       7,657  9,858       (5,148)   1983
Holiday Hills.... Denver      CO       37,600  2,159       7,780    --      3,968  2,159      11,748 13,907       (7,648)   1983
Holiday Village
   CO............ Co. Springs CO       11,600    567       1,759    --        948    567       2,707  3,274       (1,703)   1983
Pueblo Grande.... Pueblo      CO        7,800    241       1,069    --        476    241       1,545  1,786       (1,030)   1983
Woodland Hills... Denver      CO        8,164  1,928       4,408    --      2,466  1,928       6,874  8,802       (2,769)   1994
Aspen Meadows.... Rehoboth
                     Beach    DE        5,620  1,148       3,460    --        389  1,148       3,849  4,997       (1,033)   1998
Camelot Meadows.. Rehoboth
                     Beach    DE        7,201    527       2,058 1,251      3,820  1,778       5,878  7,656       (1,519)   1998
Mariners Cove.... Millsboro   DE       16,452    990       2,971    --      4,197    990       7,168  8,158       (3,154)   1987
McNicol.......... Rehoboth
                     Beach    DE        2,710    563       1,710    --         78    563       1,788  2,351         (471)   1998
Sweetbriar....... Rehoboth
                     Beach    DE        3,040    498       1,527    --        412    498       1,939  2,437         (567)   1998
Waterford
   Estates....... Bear        DE       30,954  5,250      16,202    --        732  5,250      16,934 22,184       (3,404)   1996

                                  SCHEDULE III
                        EQUITY LIFESTYLE PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2005
                             (AMOUNTS IN THOUSANDS)

                                                                                    Costs
                                                                                 Capitalized
                                                                                Subsequent to
                                                         Initial Cost to         Acquisition
                                                             Company            (Improvements)
                                                      --------------------   -------------------
                                                               Depreciable           Depreciable
  Real Estate    Location              Encumbrances   Land       Property    Land      Property
  -----------    -------------         ------------   ------   -----------   -----   -----------
Whispering
   Pines......   Lewes           DE           9,871    1,536         4,609      --         1,035
Barrington
   Hills -
   Sunburst...   Port Richey     FL              --    1,145         3,437      --            66
Bay Indies....   Venice          FL          42,740   10,483        31,559      10         4,040
Bay Lake
   Estates....   Nokomis         FL           3,707      990         3,390      --         1,014
Breezy Hill...   Pompano Beach   FL           9,860    5,510        16,555      --           176
Buccaneer.....   N. Ft. Myers    FL          13,793    4,207        14,410      --         1,580
Bulow
   Village....   Flagler Beach   FL          10,124    3,637           949      --         5,794
Bulow Village
   Resort.....   Flagler Beach   FL              --       --           228      --            81
Carefree
   Cove.......   Fort
                    Lauderdale   FL           4,716    1,741         5,170      --           134
Carriage
   Cove.......   Daytona Beach   FL           7,927    2,914         8,682      --           921
Coachwood.....   Leesburg        FL           4,185    1,607         4,822      --            69
Coquina.......   St Augustine    FL              --    5,286         5,545      --        11,015
Coral Cay.....   Margate         FL          21,252    5,890        20,211      --         4,822
Country
   Place......   New Port
                    Richey       FL          16,125      663             0      18         7,129
Country Side
   North......   Vero Beach      FL          17,117    3,711        11,133      --         2,479
Crystal
   Isles
   - Encore...   Crystal River   FL           2,796      926         2,787      --            27
Down Yonder...   Largo           FL           7,596    2,652         7,981      --           136
East Bay
   Oaks.......   Largo           FL          11,900    1,240         3,322      --           669
Eldorado
   Village....   Largo           FL           8,190      778         2,341      --           650
Fort Myers
   Beach
   Resort.....   Fort Myers
                    Beach        FL           4,326    1,493         4,480      --          (120)
Glen Ellen....   Clearwater      FL           2,347      627         1,882      --            30
Grand Island..   Grand Island    FL              --    1,723         5,208     125         2,986
Gulf Air
   Resort -
   Sunburst...   Fort Myers
                    Beach        FL              --    1,609         4,830      --          (117)
Gulf View -
   Encore.....   Punta Gorda     FL           1,646      717         2,158      --            64
Hacienda
   Village....   New Port
                    Richey       FL           9,666    4,362        13,088      --           720
Harbor Lakes
   - Encore...   Port
                    Charlotte    FL              --    3,384        10,154      --            68
Harbor View...   New Port
                    Richey       FL           7,825    4,045        12,146      --            77
Heritage
   Village....   Vero Beach      FL          13,507    2,403         7,259      --           982
Highland
   Wood.......   Pompano Beach   FL           2,315    1,043         3,130      --            22
Hillcrest.....   Clearwater      FL           4,176    1,278         3,928      --           807
Holiday
   Ranch......   Largo           FL           3,732      925         2,866      --           257
Holiday
   Village....   Ormond Beach    FL           6,890    2,610         7,837      --           144
Holiday
   Village
   FL.........   Vero Beach      FL              --      350         1,374      --           191
Indian Oaks...   Rockledge       FL           4,838    1,089         3,376      --           758
Lake
   Fairways...   N. Ft. Myers    FL          30,460    6,075        18,134      35         1,556
Lake Haven....   Dunedin         FL          11,500    1,135         4,047      --         2,661



                      Gross Amount Carried
                          at Close of
                        Period 12/31/05
                 -----------------------------
                          Depreciable             Accumulated     Date of
  Real Estate    Land       Property    Total    Depreciation   Acquisition
  -----------    ------   -----------   ------   ------------   -----------
Whispering
   Pines......    1,536         5,644    7,180         (3,047)      1998
Barrington
   Hills -
   Sunburst...    1,145         3,503    4,648           (203)      2004
Bay Indies....   10,493        35,599   46,092        (13,365)      1994
Bay Lake
   Estates....      990         4,404    5,394         (1,625)      1994
Breezy Hill...    5,510        16,731   22,241         (1,860)      2002
Buccaneer.....    4,207        15,990   20,197         (5,906)      1994
Bulow
   Village....    3,637         6,743   10,380         (1,630)      1994
Bulow Village
   Resort.....       --           309      309            (72)      2001
Carefree
   Cove.......    1,741         5,304    7,045           (296)      2004
Carriage
   Cove.......    2,914         9,603   12,517         (2,629)      1998
Coachwood.....    1,607         4,891    6,498           (311)      2004
Coquina.......    5,286        16,560   21,846         (2,105)      1999
Coral Cay.....    5,890        25,033   30,923         (8,426)      1994
Country
   Place......      681         7,129    7,810         (3,129)      1986
Country Side
   North......    3,711        13,612   17,323         (3,602)      1998
Crystal
   Isles
   - Encore...      926         2,814    3,740           (181)      2004
Down Yonder...    2,652         8,117   10,769           (906)      1998
East Bay
   Oaks.......    1,240         3,991    5,231         (2,723)      1983
Eldorado
   Village....      778         2,991    3,769         (1,958)      1983
Fort Myers
   Beach
   Resort.....
                  1,493         4,360    5,853           (282)      2004
Glen Ellen....      627         1,912    2,539           (201)      2002
Grand Island..    1,848         8,194   10,042         (1,157)      2001
Gulf Air
   Resort -
   Sunburst...    1,609         4,713    6,322           (310)      2004
Gulf View -
   Encore.....      717         2,222    2,939           (139)      2004
Hacienda
   Village....    4,362        13,808   18,170         (1,377)      2002
Harbor Lakes
   - Encore...    3,384        10,222   13,606           (653)      2004
Harbor View...    4,045        12,223   16,268         (1,366)      2002
Heritage
   Village....    2,403         8,241   10,644         (3,048)      1994
Highland
   Wood.......    1,043         3,152    4,195           (349)      2002
Hillcrest.....    1,278         4,735    6,013         (1,370)      1998
Holiday
   Ranch......      925         3,123    4,048           (857)      1998
Holiday
   Village....    2,610         7,981   10,591           (890)      2002
Holiday
   Village
   FL.........      350         1,565    1,915           (441)      1998
Indian Oaks...    1,089         4,134    5,223         (1,197)      1998
Lake
   Fairways...    6,110        19,690   25,800         (7,224)      1994
Lake Haven....    1,135         6,708    7,843         (3,539)      1983

                                  SCHEDULE III
                        EQUITY LIFESTYLE PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2005
                             (AMOUNTS IN THOUSANDS)

                                                                                      Costs
                                                                                   Capitalized
                                                                                  Subsequent to
                                                           Initial Cost to         Acquisition
                                                               Company            (Improvements)
                                                        --------------------   -------------------
                                                                 Depreciable           Depreciable
   Real Estate     Location              Encumbrances   Land       Property    Land      Property
   -----------     -------------         ------------   ------   -----------   ----    -----------
Lake Magic -
   Encore.......   Orlando         FL              --    1,595         4,793      --           (56)
Lakewood
   Village......   Melbourne       FL           9,818    1,862         5,627      --           962
Lazy Lakes -
   Sunburst.....   Florida Keys    FL           2,022      816         2,449      --            21
Lighthouse
   Pointe.......   Port Orange     FL          12,359    2,446         7,483      23         1,082
Manatee -
   Encore.......   Sarasota
                      North        FL              --    2,300         6,903      --           181
Maralago Cay....   Lantana         FL          21,579    5,325        15,420      --         3,615
Meadows at
   Countrywood..   Plant City      FL          18,050    4,514        13,175      --         4,431
Mid-Florida
   Lakes........   Leesburg        FL          22,513    5,997        20,635      --         6,157
Oak Bend........   Ocala           FL           5,772      850         2,572      --           972
Oaks at
   Countrywood..   Plant City      FL           1,282    1,111         2,513    (265)        1,952
Park City
   West.........   Fort
                      Lauderdale   FL           7,250    4,187        12,561      --            64
Pasco -
   Encore.......   Tampa North     FL              --    1,494         4,484      --            75
Pickwick........   Port Orange     FL          11,344    2,803         8,870      --           748
Pine Lakes......   N. Ft. Myers    FL          30,617    6,306        14,579      21         6,129
Pioneer
   Village -
   Sunburst.....   N. Ft. Myers    FL          10,245    4,116        12,353      --           706
Royal
   Coachman
   - Encore.....   Nokomis         FL          14,568    5,321        15,978      --            91
Shangri La......   Largo           FL           4,439    1,730         5,200      --            47
Sherwood
   Forest.......   Kissimmee       FL          22,933    4,852        14,596      --         4,107
Sherwood
   Forest
   Resort.......   Kissimmee       FL           3,789    2,870         3,621     568         1,526
Silk Oak........   Clearwater      FL           3,690    1,670         5,028      --            90
Silver Dollar...   Odessa          FL           9,027    4,107        12,431      --           388
Sixth Ave.......   Zephryhills     FL           2,232      839         2,518      --             9
Southern
   Palms........   Eustis          FL           5,572    2,169         5,884      --         1,790
Southernaire....   Mt. Dora        FL           2,066      798         2,395      --            21
Spanish Oaks....   Ocala           FL          12,600    2,250         6,922      --           930
Sunshine
   Holiday -
   Encore.......   Daytona Beach   FL              --    2,001         6,004      --            83
Sunshine
   Holiday RV
   & MHP........   Fort
                      Lauderdale   FL           8,401    3,099         9,286      --            76
Sunshine Key....   Florida Keys    FL          16,310    5,273        15,822      --            93
Sunshine
   Travel
   - Encore.....   Vero Beach      FL              --    1,603         4,813      --           (15)
Terra Ceia......   Palmetto        FL           2,496      967         2,905      --            24
The Heritage....   N. Ft. Myers    FL           9,527    1,438         4,371     346         3,624
The Lakes at
   Country
   wood.........   Plant City      FL           9,593    2,377         7,085      --         1,169
The Meadows,
   FL...........   Palm Beach      FL           5,987    3,229         9,870      --         1,720
                      Gardens
Toby's..........   Arcadia         FL           3,378    1,093         3,280      --          (320)
Topics RV.......   Spring Hill     FL           2,207      853         2,568      --            19
Tropical
   Palms........   Kissimmee       FL          19,595    5,677        17,071      --           415



                        Gross Amount Carried
                            at Close of
                          Period 12/31/05
                   -----------------------------
                            Depreciable             Accumulated     Date of
   Real Estate     Land       Property    Total    Depreciation   Acquisition
   -----------     -----    -----------   ------   ------------   -----------
Lake Magic -
   Encore.......   1,595          4,737    6,332           (287)      2004
Lakewood
   Village......   1,862          6,589    8,451         (2,444)      1994
Lazy Lakes -
   Sunburst.....     816          2,470    3,286           (157)      2004
Lighthouse
   Pointe.......   2,469          8,565   11,034         (2,336)      1998
Manatee -
   Encore.......   2,300          7,084    9,384           (447)      2004
Maralago Cay....   5,325         19,035   24,360         (4,951)      1997
Meadows at
   Countrywood..   4,514         17,606   22,120         (4,175)      1998
Mid-Florida
   Lakes........   5,997         26,792   32,789         (9,079)      1994
Oak Bend........     850          3,544    4,394         (1,379)      1993
Oaks at
   Country
   wood.........     846          4,465    5,311           (856)      1998
Park City
   West.........   4,187         12,625   16,812           (804)      2004
Pasco -
   Encore.......   1,494          4,559    6,053           (289)      2004
Pickwick........   2,803          9,618   12,421         (2,489)      1998
Pine Lakes......   6,327         20,708   27,035         (7,279)      1994
Pioneer
   Village -
   Sunburst.....   4,116         13,059   17,175           (797)      2004
Royal
   Coachman
   - Encore.....   5,321         16,069   21,390         (1,024)      2004
Shangri La......   1,730          5,247    6,977           (334)      2004
Sherwood
   Forest.......   4,852         18,703   23,555         (4,711)      1998
Sherwood
   Forest
   Resort.......   3,438          5,147    8,585         (1,329)      1998
Silk Oak........   1,670          5,118    6,788           (529)      2002
Silver Dollar...   4,107         12,819   16,926           (818)      2004
Sixth Ave.......     839          2,527    3,366           (176)      2004
Southern
   Palms........   2,169          7,674    9,843         (2,002)      1998
Southernaire....     798          2,416    3,214           (155)      2004
Spanish Oaks....   2,250          7,852   10,102         (3,118)      1993
Sunshine
   Holiday -
   Encore.......   2,001          6,087    8,088           (385)      2004
Sunshine
   Holiday RV
   & MHP........   3,099          9,362   12,461           (518)      2004
Sunshine Key....   5,273         15,915   21,188         (1,018)      2004
Sunshine
   Travel
   - Encore.....   1,603          4,798    6,401           (310)      2004
Terra Ceia......     967          2,929    3,896           (189)      2004
The Heritage....   1,784          7,995    9,779         (2,768)      1993
The Lakes at
   Country
   wood.........   2,377          8,254   10,631         (1,341)      2001
The Meadows,
   FL...........   3,229         11,590   14,819         (2,496)      1999
Toby's..........   1,093          2,960    4,053           (233)      2003
Topics RV.......     853          2,587    3,440           (166)      2004
Tropical
   Palms........   5,677         17,486   23,163         (1,119)      2004

                                  SCHEDULE III
                        EQUITY LIFESTYLE PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2005
                             (AMOUNTS IN THOUSANDS)

                                                                      Costs
                                                                   Capitalized
                                                                  Subsequent to    Gross Amount Carried
                                               Initial Cost to     Acquisition          at Close of
                                                   Company       (Improvements)       Period 12/31/05
                                             ------------------ ---------------- ------------------------
                                                    Depreciable      Depreciable       Depreciable         Accumulated   Date of
Real Estate       Location      Encumbrances  Land    Property  Land   Property   Land   Property   Total Depreciation Acquisition
-----------    -------------    ------------ ------ ----------- ---- ----------- ----- ----------- ------ ------------ -----------
Vacation
   Village -
   Sunburst... St.Petersburg FL        2,433  1,315       3,946   --          35 1,315       3,981  5,296         (239)    2004
Windmill
   Manor...... Bradenton     FL        8,798  2,153       6,125   --       1,214 2,153       7,339  9,492       (1,857)    1998
Windmill
   Village -
   Ft. Myers.. N. Ft. Myers  FL       17,155  1,417       5,440   --       1,485 1,417       6,925  8,342       (4,653)    1983
Winds of St.
   Armands
   North
   (fka
   Windmill
   North) .... Sarasota      FL       20,200  1,523       5,063   --       1,924 1,523       6,987  8,510       (4,205)    1983
Winds of St.
   Armands
   South
   (fka
   Windmill
   South) .... Sarasota      FL       13,000  1,106       3,162   --         911 1,106       4,073  5,179       (2,593)    1983
Golf Vistas... Monee         IL       14,399  2,843       4,719   --       6,259 2,843      10,978 13,821       (2,523)    1997
O'Connell's... Amboy         IL        4,891  1,658       4,974    4         266 1,662       5,240  6,902         (367)    2004
Willow Lake
   Estates.... Elgin         IL       21,521  6,138      21,033   --       4,143 6,138      25,176 31,314       (8,930)    1994
Lakeside...... New Carlisle  IN           --    426       1,281   --          30   426       1,311  1,737          (86)    2004
Oak Tree
   Village.... Portage       IN        9,680     --          --  569       3,638   569       3,638  4,207       (1,930)    1987
Old Chatham... South Dennis  MA        5,798  1,760       5,293   --          -- 1,760       5,293  7,053          (73)    2005
Pinehirst
   RV......... Old Orchard
                  Beach      ME        6,194  1,942       5,827   --          -- 1,942       5,827  7,769          (81)    2005
Goose Creek
   Resort..... Newport       NC       12,334  4,612      13,848  756          77 5,368      13,925 19,293         (925)    2004
Twin Lakes.... Chocowinity   NC        3,755  1,719       3,361  (11)         (5)1,708       3,356  5,064         (221)    2004
Waterway RV
   Resort..... Cedar Point   NC        6,148  2,392       7,185   --          24 2,392       7,209  9,601         (464)    2004
Sandy Beach... Contoocook    NH        5,300  1,755       5,265   --          -- 1,755       5,265  7,020          (73)    2005
Bonanza....... Las Vegas     NV        9,180    908       2,643   --       1,359   908       4,002  4,910       (2,395)    1983
Boulder
   Cascade.... Las Vegas     NV        8,762  2,995       9,020   --       1,956 2,995      10,976 13,971       (2,688)    1998
Cabana........ Las Vegas     NV       10,246  2,648       7,989   --         410 2,648       8,399 11,047       (3,224)    1994
Flamingo
   West....... Las Vegas     NV       10,498  1,730       5,266   --       1,293 1,730       6,559  8,289       (2,322)    1994
Villa
   Borega..... Las Vegas     NV        6,841  2,896       8,774   --         852 2,896       9,626 12,522       (2,600)    1997
Alpine
   Lake....... Corinth       NY       14,536  4,783      14,125   --          -- 4,783      14,125 18,908         (196)    2005
Brennan
   Beach...... Pulaski       NY       21,473  7,325      21,141   --          -- 7,325      21,141 28,466         (294)    2005
Greenwood
   Village.... Manorville    NY       17,222  3,667       9,414  484       3,722 4,151      13,136 17,287       (3,066)    1998
Lake George
   Escape..... Lake George   NY           --  3,558      10,708   --          -- 3,558      10,708 14,266         (119)    2005
Falcon Wood
   Village.... Eugene        OR        5,200  1,112       3,426   --         262 1,112       3,688  4,800       (1,033)    1997
Mt. Hood
   Village.... Welches       OR           --  1,817       5,733   --        (268)1,817       5,465  7,282         (744)    2002
Quail
   Hollow..... Fairview      OR           --     --       3,249   --         254    --       3,503  3,503         (986)    1997
Shadowbrook... Clackamas     OR        6,320  1,197       3,693   --         185 1,197       3,878  5,075       (1,143)    1997
Green Acres... Breinigsville PA       30,560  2,680       7,479   --       2,982 2,680      10,461 13,141       (5,447)    1988
Spring
   Gulch...... New Holland   PA        4,754  1,593       4,795   --          47 1,593       4,842  6,435         (327)    2004
Country
   Sunshine-
   Sunburst... Weslaco       TX        2,266    627       1,881   --          38   627       1,919  2,546         (122)    2004
Fun n Sun..... San Benito    TX           --  2,533          --  417       9,936 2,950       9,936 12,886       (2,557)    1998
Lakewood-
   Sunburst... Harlingen     TX           --    325         979   --          65   325       1,044  1,369          (64)    2004

                                  SCHEDULE III
                        EQUITY LIFESTYLE PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2005
                             (AMOUNTS IN THOUSANDS)

                                                                       Costs
                                                                    Capitalized
                                                                    Subsequent to     Gross Amount Carried
                                                 Initial Cost to      Acquisition         at Close of
                                                     Company        (Improvements)     Period 12/31/05
                                              -------------------- ------------------ --------------------
                                                       Depreciable        Depreciable          Depreciable
Real Estate      Location        Encumbrances   Land     Property   Land    Property    Land     Property     Total
-----------      ------------    ------------ -------- ----------- ------ ----------- -------- ----------- ----------
Paradise
   Park......... Rio Grande
                    Valley    TX        5,225    1,568       4,705     --          23    1,568       4,728      6,296
Paradise
   South
   - Encore..... Mercedes     TX        1,619      448       1,345     --          35      448       1,380      1,828
Southern
   Comfort...... Weslaco      TX        2,590    1,108       3,323     --          36    1,108       3,359      4,467
Sunshine RV
   - Encore..... Harlingen    TX           --    1,494       4,484     --          13    1,494       4,497      5,991
Tropic Winds.... Harlingen    TX           --    1,221       3,809     --         122    1,221       3,931      5,152
All Seasons..... Salt Lake
                    City      UT        3,491      510       1,623     --         221      510       1,844      2,354
Westwood
   Village...... Farr West    UT        7,387    1,346       4,179     --       1,214    1,346       5,393      6,739
Meadows of
   Chantilly.... Chantilly    VA       34,800    5,430      16,440     --       4,634    5,430      21,074     26,504
Kloshe
   Illahee...... Federal
                    Way       WA        5,935    2,408       7,286     --         318    2,408       7,604     10,012
Caledonia....... Caledonia    WI           --      376       1,127     10          31      386       1,158      1,544
Fremont......... Fremont      WI        4,252    1,432       4,296      5          62    1,437       4,358      5,795
Yukon
   Trails....... Lyndon
                   Station    WI           --      547       1,629      9          82      556       1,711      2,267
Thousand
   Trails....... Various                   --   48,537     113,253    101         391   48,638     113,644    162,282
                                   ---------- --------  ---------- ------    -------- --------  ---------- ----------
   Subtotal of Properties
      Held for Long Term..          1,485,562  481,525    1,401,291  4,774     211,905  486,299   1,613,196  2,099,495

PROPERTIES HELD FOR SALE

Holiday
   Village,
   IA (6)....... Sioux City   IA           --      313       3,744     --         531      313       4,275      4,588
Forest Oaks
   (fka
   Burns
   Harbor)
   (6).......... Chesterton   IN           --      916       2,909     --       1,754      916       4,663      5,579
Windsong
   (6).......... Indianapolis IN           --    1,482       4,480     --         212    1,482       4,692      6,174
Creekside
   (6).......... Wyoming      MI        3,760    1,109       3,646     --         153    1,109       3,799      4,908
Casa
   Village
   (6).......... Billings     MT       11,029    1,011       3,109    157       3,675    1,168       6,784      7,952
Del Rey (6)..... Albuquerque  NM           --    1,926       5,800     --         727    1,926       6,527      8,453
                                   ---------- --------  ---------- ------    -------- --------  ---------- ----------
   Subtotal of
      Properties
      Held for
      Sale......                       14,789    6,757     23,688     157       7,052    6,914      30,740     37,654
Realty Systems,
   Inc.                                    --       --          --     --       4,705       --       4,705      4,705
Management
   Business                                --       --         436     --      10,277       --      10,713     10,713
                                   ---------- --------  ---------- ------    -------- --------  ---------- ----------
INVESTMENT IN
   REAL
   ESTATE..-....                   $1,500,351 $488,282  $1,425,415 $4,931    $233,939 $493,213  $1,659,354 $2,152,567
                                   ========== ========  ========== ======    ======== ========  ========== ==========







                  Accumulated   Date of
Real Estate      Depreciation Acquisition
-----------      ------------ -----------
Paradise
   Park........       (302)       2004
Paradise
   South
   - Encore....        (87)       2004
Southern
   Comfort.....       (213)       2004
Sunshine RV
   - Encore....       (287)       2004
Tropic Winds...       (485)       2002
All Seasons....       (559)       1997
Westwood
   Village.....     (1,578)       1997
Meadows of
   Chantilly...     (7,499)       1994
Kloshe
   Illahee.....     (2,111)       1997
Caledonia......        (44)       2004
Fremont........       (160)       2004
Yukon
   Trails......        (71)       2004
Thousand
   Trails......     (4,402)       2004
                 ----------
   Subtotal of
      Held for    (354,180)

PROPERTIES HELD FOR SALE

Holiday
   Village,
   IA (6)......      (2,590)      1986
Forest Oaks
   (fka
   Burns
   Harbor)
   (6).........      (1,965)      1993
Windsong
   (6).........      (1,318)      1998
Creekside
   (6).........        (929)      1998
Casa
   Village
   (6).........      (3,174)      1983
Del Rey (6)....      (2,661)      1993
                 ----------
   Subtotal of
      Properties
      Held for
      Sale.....     (12,637)
Realty Systems,
   Inc.                (345)      2002
Management
   Business         (11,163)      1990
                 ----------
INVESTMENT IN
   REAL
   ESTATE......  ($378,325)
                 ==========

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

(3) The balance of furniture and fixtures included in the total amounts was approximately $24.8 million as of December 31, 2005.

(4) The aggregate cost of land and depreciable property for federal income tax purposes was approximately $2.1 billion, as of December 31, 2005.

(5) All Properties were acquired, except for Country Place Village, which was constructed.

(6) These properties were held for sale as of December 31, 2005, pursuant to FAS 144.

                                  SCHEDULE III
                        EQUITY LIFESTYLE PROPERTIES, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2005
                             (AMOUNTS IN THOUSANDS)

The changes in total real estate for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                   2005         2004         2003
                                ----------   ----------   ----------
Balance, beginning of year ..   $2,035,790   $1,309,705   $1,296,007
   Acquisitions .............       90,109      702,538       12,116
   Improvements .............       32,927       27,082       15,569
   Dispositions and other ...       (6,259)      (3,535)     (13,987)
                                ----------   ----------   ----------
Balance, end of year ........   $2,152,567   $2,035,790   $1,309,705
                                ==========   ==========   ==========

The changes in accumulated depreciation for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                  2005       2004       2003
                                --------   --------   --------
Balance, beginning of year ..   $322,867   $272,497   $238,098
   Depreciation expense .....     56,822     50,551     38,640
   Dispositions and other ...     (1,364)      (181)    (4,241)
                                --------   --------   --------
Balance, end of year ........   $378,325   $322,867   $272,497
                                ========   ========   ========