Form 10-Q
period 2006-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2006-05-05
CIK 895417

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

             23,574,476 shares of Common Stock as of April 27, 2006.

                        EQUITY LIFESTYLE PROPERTIES, INC.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of March 31, 2006 (unaudited) and
      December 31, 2005 .................................................     3

   Consolidated Statements of Operations for the quarters ended
      March 31, 2006 and 2005 (unaudited) ...............................     4

   Consolidated Statements of Cash Flows for the quarters ended
      March 31, 2006 and 2005 (unaudited) ...............................     6

   Notes to Consolidated Financial Statements ...........................     8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..........................................    24

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk .....    34

ITEM 4.  Controls and Procedures ........................................    34

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings ..............................................    35

ITEM 1A. Risk Factors ...................................................    35

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds ....    40

ITEM 3.  Defaults Upon Senior Securities ................................    40

ITEM 4.  Submission of Matters to a Vote of Security Holders ............    40

ITEM 5.  Other Information ..............................................    40

ITEM 6.  Exhibits .......................................................    40

                        EQUITY LIFESTYLE PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
                             (AMOUNTS IN THOUSANDS)

                                                                 MARCH 31,
                                                                    2006      DECEMBER 31,
                                                                (UNAUDITED)       2005
                                                                -----------   ------------
ASSETS
Investment in real estate:
   Land .....................................................   $  519,866     $  493,213
   Land improvements ........................................    1,610,174      1,523,564
   Buildings and other depreciable property .................      137,279        135,790
                                                                ----------     ----------
                                                                 2,267,319      2,152,567
   Accumulated depreciation .................................     (392,805)      (378,325)
                                                                ----------     ----------
      Net investment in real estate .........................    1,874,514      1,774,242
Cash and cash equivalents ...................................           24            610
Notes receivable ............................................       11,149         11,631
Investment in joint ventures ................................       14,064         46,211
Rents receivable, net .......................................        1,650          1,619
Deferred financing costs, net ...............................       15,141         15,096
Inventory ...................................................       66,124         59,412
Prepaid expenses and other assets ...........................       37,221         40,053
                                                                ----------     ----------
   TOTAL ASSETS .............................................   $2,019,887     $1,948,874
                                                                ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable and other .........................   $1,572,575     $1,500,581
   Unsecured lines of credit ................................       18,600         37,700
   Unsecured term loan ......................................      100,000        100,000
   Accounts payable and accrued expenses ....................       31,828         31,508
   Accrued interest payable .................................        8,623          8,549
   Rents received in advance and security deposits ..........       31,724         27,868
   Distributions payable ....................................        2,250            773
                                                                ----------     ----------
      TOTAL LIABILITIES .....................................    1,765,600      1,706,979
                                                                ----------     ----------

Commitments and contingencies                                           --             --

Minority interest - Common OP Units and other ...............       11,906          9,379
Minority interest - Perpetual Preferred OP Units ............      200,000        200,000

Stockholders' Equity:
   Preferred stock, $.01 par value
      10,000,000 shares authorized; none issued .............           --             --
   Common stock, $.01 par value
      50,000,000 shares authorized; 23,378,634 and 23,295,956
      shares issued and outstanding for March 31, 2006 and
      December 31, 2005, respectively .......................          228            226
   Paid-in capital ..........................................      301,000        299,444
   Distributions in excess of accumulated earnings ..........     (258,847)      (267,154)
                                                                ----------     ----------
      TOTAL STOCKHOLDERS' EQUITY ............................       42,381         32,516
                                                                ----------     ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $2,019,887     $1,948,874
                                                                ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                            QUARTERS ENDED
                                                                              MARCH 31,
                                                                         -------------------
                                                                           2006       2005
                                                                         --------   --------
PROPERTY OPERATIONS:
   Community base rental income ......................................   $ 55,330   $ 52,919
   Resort base rental income .........................................     26,908     24,571
   Utility and other income ..........................................      8,144      7,698
                                                                         --------   --------
      Property operating revenues ....................................     90,382     85,188

   Property operating and maintenance ................................     27,717     26,294
   Real estate taxes .................................................      6,598      6,160
   Property management ...............................................      4,852      3,649
                                                                         --------   --------
      Property operating expenses (exclusive of depreciation shown
         separately below) ...........................................     39,167     36,103
                                                                         --------   --------
      Income from property operations ................................     51,215     49,085

HOME SALES OPERATIONS:
   Gross revenues from inventory home sales ..........................     11,933     10,237
   Cost of inventory home sales ......................................    (10,311)    (8,947)
                                                                         --------   --------
      Gross profit from inventory home sales .........................      1,622      1,290
   Brokered resale revenues, net .....................................        657        604
   Home selling expenses .............................................     (2,474)    (2,038)
   Ancillary services revenues, net ..................................      1,803      1,723
                                                                         --------   --------
      Income from home sales operations and other ....................      1,608      1,579

OTHER INCOME (EXPENSES):
   Interest income ...................................................        285        371
   Income from other investments, net ................................      4,504      4,049
   General and administrative ........................................     (3,223)    (2,870)
   Rent control initiatives ..........................................        (94)      (570)
   Interest and related amortization .................................    (24,625)   (24,999)
   Depreciation on corporate assets ..................................       (109)      (216)
   Depreciation on real estate assets ................................    (14,374)   (13,498)
                                                                         --------   --------
      Total other expenses, net ......................................    (37,636)   (37,733)
                                                                         --------   --------
      Income before minority interests, equity in income of
         unconsolidated joint ventures and discontinued operations ...     15,187     12,931
                                                                         --------   --------
   Income allocated to Common OP Units ...............................     (2,592)    (2,311)
   Income allocated to Perpetual Preferred OP Units ..................     (4,030)    (2,856)
   Equity in income of unconsolidated joint ventures .................      1,304        717
                                                                         --------   --------
      Income from continuing operations ..............................      9,869      8,481
                                                                         --------   --------

DISCONTINUED OPERATIONS:
   Discontinued operations ...........................................        244        619
   Depreciation on discontinued operations ...........................         --       (329)
   Income allocated to Common OP Units from discontinued operations ..        (51)       (62)
                                                                         --------   --------
      Income from discontinued operations ............................        193        228
                                                                         --------   --------
      NET INCOME AVAILABLE FOR COMMON SHARES .........................   $ 10,062   $  8,709
                                                                         ========   ========

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                 FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     QUARTERS ENDED
                                                                       MARCH 31,
                                                                   -----------------
                                                                     2006      2005
                                                                   -------   -------
EARNINGS PER COMMON SHARE - BASIC:
   Income from continuing operations ...........................   $  0.42   $  0.37
   Income from discontinued operations .........................      0.01      0.01
                                                                   -------   -------
   Net income available for Common Shares ......................   $  0.43   $  0.38
                                                                   =======   =======
EARNINGS PER COMMON SHARE - FULLY DILUTED:
   Income from continuing operations ...........................   $  0.41   $  0.36
   Income from discontinued operations .........................      0.01      0.01
                                                                   -------   -------
   Net income available for Common Shares ......................   $  0.42   $  0.37
                                                                   =======   =======
   Distributions declared per Common Share outstanding .........   $ 0.075   $ 0.025
                                                                   =======   =======
   Weighted average Common Shares outstanding - basic ..........    23,331    22,974
                                                                   =======   =======
   Weighted average Common Shares outstanding - fully diluted ..    30,180    29,878
                                                                   =======   =======

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                MARCH 31,   MARCH 31,
                                                                                  2006        2005
                                                                                ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income................................................................   $ 10,062    $  8,709
   Adjustments to reconcile net income to
      cash provided by operating activities:
         Income allocated to minority interests..............................      6,673       5,229
         Depreciation expense................................................     14,930      14,471
         Amortization expense................................................        724         649
         Debt premium amortization...........................................       (364)       (666)
         Equity in income of unconsolidated joint ventures...................     (1,751)     (1,143)
         Distributions from unconsolidated joint ventures....................      1,351         817
         Amortization of deferred compensation...............................         --         680
         Increase(decrease) in provision for uncollectible rents receivable..        (57)        296
   Changes in assets and liabilities:
         Rents receivable....................................................         26        (177)
         Inventory...........................................................     (4,778)     (6,768)
         Prepaid expenses and other assets...................................      1,217      (4,285)
         Accounts payable and accrued expenses...............................      3,105       2,202
         Rents received in advance and security deposits.....................        704       1,066
                                                                                --------    --------
   Net cash provided by operating activities.................................     31,842      21,080
                                                                                --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of rental properties..........................................      1,708          --
   Joint Ventures:
         Investments in......................................................         --         (27)
         Distributions from..................................................         --       1,660
   Net repayment of notes receivable.........................................        482          88
   Improvements:
         Improvements - corporate............................................       (133)        (62)
         Improvements - rental properties....................................     (3,000)     (2,395)
         Site development costs..............................................     (5,580)     (3,702)
                                                                                --------    --------
   Net cash used in investing activities.....................................     (6,523)     (4,438)
                                                                                --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from stock options and employee stock purchase plan..........      1,909       1,208
   Proceeds from issuance of Perpetual Preferred OP Units....................         --      25,000
   Distributions to Common Stockholders, Common OP Unitholders, and
      Perpetual Preferred OP Unitholders.....................................     (4,773)     (3,249)
   Lines of credit:
      Proceeds...............................................................     28,300      12,900
      Repayments ............................................................    (47,400)    (39,650)
   Term loan repayment ......................................................         --      (7,200)
   Principal payments .......................................................     (3,863)     (3,053)
   Debt issuance costs.......................................................        (78)        (59)
                                                                                --------    --------
   Net cash used in financing activities.....................................    (25,905)    (14,103)
                                                                                --------    --------
Net (decrease) increase in cash and cash equivalents.........................       (586)      2,539
Cash and cash equivalents, beginning of year ................................        610       5,305
                                                                                --------    --------
Cash and cash equivalents, end of period ....................................   $     24    $  7,844
                                                                                ========    ========

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE QUARTERS ENDED MARCH 31, 2006 AND 2005
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              MARCH 31,   MARCH 31,
                                                                                2006         2005
                                                                              ---------   ---------
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest ..................................    $23,983     $25,136
Non-cash investing and financing activities:
   Real Estate Acquisition
      Mortgage debt assumed on acquisition of real estate .................    $25,898     $    --
      Mortgage financed on acquisition of real estate .....................    $47,100     $    --
      Mezzanine Investment applied to real estate acquisition .............    $32,118     $    --
      Other assets and liabilities, net, acquired on acquisition of real
         estate ...........................................................    $ 3,917     $    --
      Financing fees incurred on acquisition ..............................    $   691     $    --
   Proceeds from loan to pay insurance premiums ...........................    $ 3,638     $ 2,404

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEFINITION OF TERMS:

     Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the "Operating Partnership") and other consolidated subsidiaries ("Subsidiaries"), are referred to herein as the "Company," "ELS," "we," "us," and "our." Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K ("2005 Form 10-K") for the year ended December 31, 2005.

PRESENTATION:

     These unaudited Consolidated Financial Statements have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2005 Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2005 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the prior periods' financial statements in order to conform with current period presentation.

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

     The Company has applied the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R") - an interpretation of ARB 51. The objective of FIN 46R is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity's expected losses or receives a majority of the entity's expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company has also applied Emerging Issues Task Force Issue No. 04-5 - Accounting for Investments in Limited Partnerships When the Investor is the Sole General Partner and the Limited Partners have Certain Rights ("EITF 04-5") which determines whether a general partner or the general partners as a group control a limited partnership or similar entity and therefore should consolidate the entity. The Company will apply FIN 46R and EITF 04-5 to all types of entity ownership (general and limited partnerships and corporate interests).

     The Company applies the equity method of accounting to entities in which the Company does not have a controlling direct or indirect voting interest or is not considered the primary beneficiary, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when both (i) the investment is minimal (typically less than 5%) and
(ii) the Company's investment is passive.

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

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Markets

     The Company manages all its operations on a property-by-property basis. Since each Property has similar economic and operational characteristics, the Company has one reportable segment, which is the operation of land lease Properties. The distribution of the Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of Properties outside such markets.

(d) Inventory

     Inventory primarily consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Inventory is recorded net of an inventory reserve of $580,000 as of March 31, 2006 and December 31, 2005. Resale revenues are stated net of commissions paid to employees of $356,000 and $338,000 for the quarters ended March 31, 2006 and 2005, respectively.

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

     The Company evaluates its Properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a Property over the anticipated holding period is less than its carrying value. Upon determination that a permanent impairment has occurred, the applicable Property is reduced to fair value.

     For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time the Company has a commitment to sell the Property and/or is actively marketing the Property for sale. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded. The Company accounts for its Properties held for disposition in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, the results of operations for all assets sold or held for sale have been classified as discontinued operations in all periods presented.

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

(i) Income from Other Investments, net

     On November 10, 2004, the Company entered into an approximately 15 year operating lease with Thousand Trails Operations Holding Company, L.P. ("TT"), with monthly lease payments that currently generates approximately $16.5 million per year and provides for annual increases of 3.25%. Under applicable accounting pronouncements, revenue under the lease is generally recognized on a straight-line basis taking into account fixed escalations required under the terms of the lease. The annual straight-line revenue is approximately $20 million. The excess of straight-line revenue over the cash payment received was approximately $1 million for the quarters ended March 31, 2006 and March 31, 2005. The Company has deferred and not recognized the excess of the straight-line revenue over the cash payments received under the lease due to the following: (1) the cash payments under the lease do not exceed straight-line revenue until the ninth year of the lease term, (2) the current owner of the operating business may not be a long-term owner of the TT business, and (3) certain portions of the lessee's business operations are dependent upon sales of new memberships and upgrades of existing memberships which can be volatile year to year. To the extent any of the conditions noted herein change, the Company may recognize previously deferred amounts. On April 14, 2006, TT was acquired by Privileged Access L.P. ("Privileged Access") (See Note 10 - Subsequent Events).

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) Insurance Claims

     The Properties are covered against fire, flood, property damage, earthquake, windstorm and business interruption by insurance policies containing various deductible requirements and coverage limits. Recoverable costs are classified in other assets as incurred. Insurance proceeds are applied against the asset when received. Recoverable costs relating to capital items are treated in accordance with the Company's capitalization policy. The book value of the original capital item is written off once the value of the impaired asset has been determined. Insurance proceeds relating to the capital costs are recorded as income in the period they are received.

     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of April 26, 2006, the Company estimates its total claim to be $20.1 million of which, approximately $18.9 million of claims, including business interruption, have been submitted to our insurance companies for reimbursement. Through March 31, 2006, the Company has made total expenditures of approximately $12.3 million and expects to incur additional expenditures to complete the work necessary to restore our Properties to their pre-hurricanes condition. The Company has received proceeds from insurance carriers of approximately $3.5 million through March 31, 2006. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $3.5 million of these expenditures have been capitalized per the Company's capitalization policy through March 31, 2006.

     Approximately 33 Properties located in southern Florida were impacted by Hurricane Wilma in October 2005. As of April 17, 2006, approximately $1.3 million of claims have been submitted to our insurance company for reimbursement. Through March 31, 2006, the Company has made total expenditures of approximately $2.0 million and is still evaluating the total costs it expects to incur. Through March 31, 2006, $1.4 million has been charged to operations ($0.1 million in 2006 and $1.3 million in 2005) and $0.2 million was capitalized to fixed assets.

     Approximately $3.5 million is included in other assets as a receivable from insurance providers as of March 31, 2006, and approximately $3.9 million was included in other assets as of December 31, 2005.

(k) Deferred Financing Costs

     Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit, unamortized deferred financing fees are accounted for in accordance with EITF No. 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements. Accumulated amortization for such costs was $7.3 million and $6.6 million at March 31, 2006 and December 31, 2005, respectively.

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

     The following table sets forth the computation of basic and diluted earnings per common share for the quarters ended March 31, 2006 and March 31, 2005 (amounts in thousands):

                                                                     QUARTERS ENDED
                                                                       MARCH 31,
                                                                   -----------------
                                                                     2006      2005
                                                                   -------   -------
NUMERATORS:
   INCOME FROM CONTINUING OPERATIONS:
      Income from continuing operations - basic ................   $ 9,869   $ 8,481
      Amounts allocated to dilutive securities .................     2,592     2,311
                                                                   -------   -------
      Income from continuing operations - fully diluted ........   $12,461   $10,792
                                                                   =======   =======
   INCOME FROM DISCONTINUED OPERATIONS:
      Income from discontinued operations - basic ..............   $   193   $   228
      Amounts allocated to dilutive securities .................        51        62
                                                                   -------   -------
      Income from discontinued operations - fully diluted ......   $   244   $   290
                                                                   =======   =======
   NET INCOME AVAILABLE FOR COMMON SHARES - FULLY DILUTED:
      Net income available for Common Shares - basic ...........   $10,062   $ 8,709
      Amounts allocated to dilutive securities .................     2,643     2,373
                                                                   -------   -------
      Net income available for Common Shares - fully diluted ...   $12,705   $11,082
                                                                   =======   =======
DENOMINATOR:
   Weighted average Common Shares outstanding - basic ..........    23,331    22,974
   Effect of dilutive securities:
      Redemption of Common OP Units for Common Shares ..........     6,207     6,335
      Employee stock options and restricted shares .............       642       569
                                                                   -------   -------
   Weighted average Common Shares outstanding - fully diluted ..    30,180    29,878
                                                                   =======   =======

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS

     On April 14, 2006, the Company paid a $0.075 per share distribution for the quarter ended March 31, 2006 to stockholders of record on March 31, 2006. On March 31, 2006, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

NOTE 4 - INVESTMENT IN REAL ESTATE

     Investment in real estate is comprised of (amounts in thousands):

                                                  MARCH 31,   DECEMBER 31,
Properties Held for Long Term                       2006          2005
-----------------------------                    ----------   ------------
Investment in real estate:
   Land ......................................   $  512,952    $  486,299
   Land improvements .........................    1,581,032     1,494,427
   Buildings and other depreciable property ..      135,673       134,187
                                                 ----------    ----------
                                                  2,229,657     2,114,913
   Accumulated depreciation ..................     (380,168)     (365,688)
                                                 ----------    ----------
      Net investment in real estate ..........   $1,849,489    $1,749,225
                                                 ==========    ==========

                                                 MARCH 31,   DECEMBER 31,
Properties Held for Sale                            2006         2005
------------------------                         ---------   ------------
Investment in real estate:
   Land ......................................   $  6,914      $  6,914
   Land improvements .........................     29,142        29,137
   Buildings and other depreciable property ..      1,606         1,603
                                                 --------      --------
                                                   37,662        37,654
   Accumulated depreciation ..................    (12,637)      (12,637)
                                                 --------      --------
      Net investment in real estate ..........   $ 25,025      $ 25,017
                                                 ========      ========

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Building and other depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, and furniture, fixtures and equipment.

     We actively seek to acquire additional properties and currently are engaged in negotiations relating to the possible acquisition of a number of properties. At any time these negotiations are at varying stages that may include outstanding contracts to acquire certain properties which are subject to satisfactory completion of our due diligence review.

     During the quarter ended March 31, 2006, we purchased the remaining interest in the Mezzanine Properties (the "Mezzanine Portfolio") in which we had initially invested approximately $30.0 million to acquire preferred equity interests during the first quarter of 2004. The Mezzanine Portfolio consists of 11 Properties containing 5,057 sites: five Properties are located in Arizona, four in Florida, and one each in North Carolina and South Carolina. The total purchase price was approximately $105 million, including our existing investment in these Properties of $32.2 million and our general partnership investment of $1.4 million. The acquisition was funded by new debt financing of $47.1 million and assumed debt of approximately $25.9 million. Net working capital acquired included $3.2 million of rents received in advance and $0.4 million in other net payables. In connection with this acquisition we also purchased $1.9 million of inventory.

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

     As of March 31, 2005, the Company designated seven Properties as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. On November 10, 2005, one Property, Five Seasons in Cedar Rapids, Iowa, was sold. On April 25, 2006 the Company sold two of these Properties, Forest Oaks in Indiana and Windsong in Indiana (see Note 10 - Subsequent Events). The remaining four Properties held for disposition are in various stages of negotiations and the Company expects to sell these Properties for proceeds greater than their net book value. As such, the results from operations of these Properties have been classified as income from discontinued operations. The Properties classified as held for disposition as of March 31, 2006 are listed in the table below.

Property             Location           Sites
------------------   ----------------   -----
Casa Village......   Billings, MT        490
Creekside.........   Wyoming, MI         165
Del Rey...........   Albuquerque, NM     407
Forest Oaks.......   Chesterton, IN      227
Holiday Village...   Sioux City, IA      519
Windsong..........   Indianapolis, IN    268

     The following table summarizes the combined results of operations of the six Properties held for sale and one sold Property for the quarters ended March 31, 2006 and 2005, respectively (amounts in thousands).

                                                  QUARTERS ENDED
                                                    MARCH 31,
                                                 ---------------
                                                  2006     2005
                                                 ------   ------
Rental income ................................   $1,120   $1,605
Utility and other income .....................      108      160
                                                 ------   ------
   Property operating revenues ...............    1,228    1,765
Property operating expenses ..................      760      925
                                                 ------   ------
   Income from property operations ...........      468      840
Income from home sales operations and other ..        9       13
Interest .....................................     (225)    (226)
Amortization .................................       (8)      (8)
Depreciation .................................       --     (329)
                                                 ------   ------
   Total other expenses ......................     (233)    (563)
                                                 ------   ------
Minority interest ............................      (51)     (62)
                                                 ------   ------
Net income from discontinued operations ......   $  193   $  228
                                                 ======   ======

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN JOINT VENTURES

     The Company recorded approximately $1.3 million and $0.7 million of net income from joint ventures, net of $0.4 million and $0.4 million of depreciation expense for the quarters ended March 31, 2006 and 2005, respectively. The Company received approximately $1.4 million and $2.5 million in distributions from such joint ventures for the quarters ended March 31, 2006 and 2005, respectively. Included in such distributions for the quarters ended March 31, 2006 and 2005 is $0.2 million and $1.7 million return of capital received from proceeds from a refinancing, respectively, of which $0.2 million and $0.0 million, respectively, exceeded the cost basis and thus was recorded in income from unconsolidated joint ventures. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

     On March 22, 2006, the Company acquired the remaining interest in the Mezzanine Investments. See Note 4 - Investment in Real Estate for a discussion of the acquisition. The 2006 information in the summarized financial information below reflect this transaction.

     The following table summarizes the Company's investments in unconsolidated joint ventures (with the number of Properties shown parenthetically):

                                              NUMBER OF     ECONOMIC     INVESTMENT AS OF    INVESTMENT AS
INVESTMENT                      LOCATION        SITES     INTEREST (A)    MARCH 31, 2006    OF DEC. 31, 2005
----------                   --------------   ---------   ------------   ----------------   ----------------
                                                                          (in thousands)     (in thousands)
Meadows Investments ......   Various (2)        1,027        50%              $   366            $   280
Lakeshore Investments ....   Florida (2)          343        90%                   15                 32
Voyager ..................   Tucson, AZ (1)     1,575        25%                3,378              3,115
Mezzanine Investments ....   Various (11)          --        -- (b)                --             32,380
Indian Wells .............   Indio, CA (1)        350        30%                  298                248
Diversified Investments ..   Various (12)       4,697        25%(c)             3,195              3,258
Maine Portfolio ..........   Maine (3)            495        50%                6,812              6,898
                                                -----                         -------            -------
                                                8,487                         $14,064            $46,211
                                                =====                         =======            =======

(a) The percentages shown approximate the Company's economic interest. The Company's legal ownership interest may differ.

(b) The Company purchased the remaining interest in the Mezzanine Investments on March 22, 2006 (see Note 4 - Investment in Real Estate).

(c)  Economic interest in one Diversified investment is 40%.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN JOINT VENTURES (CONTINUED)

UNCONSOLIDATED REAL ESTATE JOINT VENTURE FINANCIAL INFORMATION

     The following tables present combined summarized financial information of the unconsolidated real estate joint ventures (amounts in thousands).

                                 BALANCE SHEETS

                                                AS OF
                                      MARCH 31,   DECEMBER 31,
                                         2006         2005
                                      ---------   ------------
ASSETS
   Real estate, net ...............    $129,309     $194,788
   Other assets ...................      15,860       23,378
                                       --------     --------
TOTAL ASSETS ......................    $145,169     $218,166
                                       ========     ========
LIABILITIES & EQUITY
   Mortgage debt & other loans ....    $114,145     $171,285
   Other liabilities ..............      11,657       15,169
   Partners' equity ...............      19,367       31,712
                                       --------     --------
TOTAL LIABILITIES AND EQUITY ......    $145,169     $218,166
                                       ========     ========

                            STATEMENTS OF OPERATIONS

                                 FOR THE QUARTERS ENDED MARCH 31,
                                 --------------------------------
                                           2006      2005
                                         -------   -------
Rentals ......................           $ 6,326   $ 9,194
Other Income .................             1,949     1,974
                                         -------   -------
TOTAL REVENUES ...............             8,275    11,168

Operating Expenses ...........             4,426     4,650
Interest .....................             2,101     2,376
Other Income & Expenses ......               350       749
Depreciation & Amortization ..             2,530     2,737
                                         -------   -------
TOTAL EXPENSES ...............             9,407    10,512
                                         -------   -------
NET (LOSS) INCOME ............           $(1,132)  $   656
                                         =======   =======

NOTE 6 - NOTES RECEIVABLE

     As of March 31, 2006 and December 31, 2005, the Company had approximately $11.1 million and $11.6 million in notes receivable, respectively. The Company has approximately $10.5 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.5%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of $81,000 as of March 31, 2006 and December 31, 2005. During the quarter ended March 31, 2006, approximately $0.6 million was repaid and an additional $0.1 million was lent to home-owners. On November 15, 2005, the Company entered into an agreement to loan Privileged Access up to $0.5 million. As of March 31, 2006 and December 31, 2005, approximately $0.3 million has been borrowed by Privileged Access. The loan bears interest at prime plus 1.0% per annum and matures on November 15, 2007. As of April 17, 2006, this loan has been repaid in full. As of March 31, 2006, and December 31, 2005 the Company has approximately $0.4 million in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of common OP Units and partnership interests in certain joint ventures.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM BORROWINGS

FINANCING, REFINANCING AND EARLY DEBT RETIREMENT

     During the first quarter of 2006, the Company assumed $25.9 million in mortgage debt on four of the eleven Properties related to the acquisition of the Mezzanine Portfolio (see Note 4 - Investment in Real Estate). In addition, the Company financed $47.1 million of mortgage debt on the remaining seven Properties in the Mezzanine Portfolio. The seven mortgages bear interest at weighted average rates ranging from 5.70% to 5.72% per annum, and mature in April 2016. Approximately $15 million of the assumed mortgage debt on three of the four Properties will be defeased and refinanced in the second and third quarters of 2006 at an average interest rate of 5.7% per annum and mature in 2016. The remaining loan of $10 million bears interest at 5.22% per annum and matures in April 2009.

SECURED DEBT

     As of March 31, 2006 and December 31, 2005, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $1,558 million and $1,485 million, respectively, and approximately $15 million of mortgage indebtedness as of March 31, 2006 and December 31, 2005 on Properties held for sale. The weighted average interest rate on this mortgage indebtedness as of March 31, 2006 and December 31, 2005 was approximately 6.02% and 6.25% per annum, respectively. The debt bears interest at rates of 4.17% to 7.19% per annum and matures on various dates ranging from 2007 to 2016, with one additional loan maturing in 2027. Included in our debt balance are three capital leases with an imputed interest rate of 11.6% per annum. The debt encumbered a total of 161 and 150 of the Company's Properties as of March 31, 2006 and December 31, 2005, respectively, and the carrying value of such Properties was approximately $1,702 million and $1,603 million, respectively, as of such dates.

UNSECURED LOANS

TERM LOAN

     The Company has a Term Loan agreement, pursuant to which it borrowed $120 million, on an unsecured basis, at the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. The Term Loan will be due and payable on November 10, 2007. However, the borrower has the option to extend the initial maturity for two additional one-year terms. Proceeds from this debt were used to acquire KTTI Holding Company, Inc. as part of the Thousand Trails Transaction. As of March 31, 2006 the balance of the Term Loan was $100 million and it had a fixed interest rate of 6.58% per annum for a one-year term expiring in December 2006.

LINES OF CREDIT

     The Company has a $110 million credit facility with a group of banks, bearing interest at LIBOR plus 1.65% per annum and maturing on August 9, 2006. The credit facility can be extended by the borrower for an additional year to August 9, 2007. As of March 31, 2006, $99.2 million was available under this facility.

     The Company has a $50 million credit facility with Wells Fargo Bank, bearing interest at LIBOR plus 1.65% per annum and maturing on August 9, 2006. This credit facility can be extended by the borrower for an additional year to August 9, 2007. As of March 31, 2006, $42.2 million was available under this facility.

OTHER LOANS

     During the quarter ended March 31, 2006, the Company borrowed $3.6 million to finance its insurance premium payments. As of March 31, 2006, approximately $3.3 million remained outstanding. This loan is due in January 2007 and bears interest at 5.30% per annum.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation," which results in compensation expense being recorded based on the fair value of the stock option compensation issued. SFAS No. 148 provided three possible transition methods for changing to the fair value method. Effective January 1, 2003, the Company elected to use the modified-prospective method, which required that we recognize stock-based employee compensation cost from the beginning of the fiscal year in which the recognition provisions are first applied as if the fair value method had been used to account for all employee awards granted, or settled, in fiscal years beginning after December 15, 1994. Stock-based compensation expense was approximately $705,000 and $680,000 for the quarters ended March 31, 2006 and 2005, respectively.

     Pursuant to the Stock Option Plan as discussed in Note 12 to the 2005 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the quarter ended March 31, 2006, Options for 73,104 shares of common stock were exercised for proceeds of approximately $993,000.

     The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company adopted Statement of Financial Accounting Standards No. 123(R), "Share Based Payment" ("SFAS 123(R)") on July 1, 2005, which did not have a material impact on the Company's results of operations or its financial position. The Company uses the Black-Scholes-Merton formula to estimate the value of Options granted to employees.

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

     The Company has filed two lawsuits in federal court against the City of San Rafael, challenging its rent control ordinance on constitutional grounds. The Company believes that one of those lawsuits was settled by the City agreeing to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court initially found the settlement agreement was binding on the City, but then reconsidered and determined to submit the claim of breach of the settlement agreement to a jury. In October 2002, the first case against the City went to trial, based on both breach of the settlement agreement and the constitutional claims. A jury found no breach of the settlement agreement; the Company then filed motions asking the Court to rule in its favor on that claim, notwithstanding the jury verdict. The Court postponed decision on those motions and on the constitutional claims, pending a ruling on some property rights issues by the United States Supreme Court. The Company also had pending a claim seeking a declaration that the Company could close the Property and convert it to another use which claim was not tried in 2002. The United States Supreme Court issued the property rights rulings in 2005 and subsequently on January 27, 2006, the Court hearing the San Rafael cases issued a ruling that granted the Company's motion for leave to amend to assert alternative takings theories in light of the United States Supreme Court's decisions. The Court's ruling also denied the Company's post trial motions related to the settlement agreement and dismissed the park closure claim without prejudice to the Company's ability to reassert such claim in the future. As a result, the Company has filed a new complaint challenging the City's ordinance as violating the takings clause and substantive due process. The City of San Rafael filed a motion to dismiss the amended complaint and the Company awaits the Court's ruling on this motion. The Company expects further legal proceedings to occur in 2006.

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

     Thereafter, the Company received a letter dated June 2, 2005 from the District's attorney (the "June 2 Letter"), acknowledging that the Company has "taken measures to bring the Property's private sanitary system into compliance" with the Ordinance, but claiming that prior discharges from the Property had damaged the District's sewers and pump stations in the amount of approximately $368,000. The letter threatened legal action if necessary to recover the cost of repairing such damage. By letter dated June 23, 2005, counsel for the Company denied the District's claims set forth in the June 2 Letter.

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

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

COUNTRYSIDE AT VERO BEACH

     The Company previously received letters dated June 17, 2002 and August 26, 2002 from Indian River County ("County"), claiming that the Company owed sewer impact fees in the amount of approximately $518,000 with respect to the Property known as Countryside at Vero Beach, located in Vero Beach, Florida, purportedly under the terms of an agreement between the County and a prior owner of the Property. In response, the Company advised the County that these fees are no longer due and owing as a result of a 1996 settlement agreement between the County and the prior owner of the Property, providing for the payment of $150,000 to the County to discharge any further obligation for the payment of impact or connection fees for sewer service at the Property. The Company paid this settlement amount (with interest) to the County in connection with the Company's acquisition of the Property. In February 2006, the Company was served with a complaint filed by the County in Indian River County Circuit Court, requesting a judgment declaring a lien against the Property for allegedly unpaid impact fees, and foreclosing said lien. On March 30, 2006, the Company served its answer and affirmative defenses, and the case is now in the discovery stage. The Company will vigorously defend the lawsuit.

     On January 12, 2006, the Company was served with a complaint filed in Indian River County Circuit Court on behalf of a purported class of homeowners at Countryside at Vero Beach. The complaint includes counts for alleged violations of the Florida Mobile Home Act and the Florida Deceptive and Unfair Trade Practices Act, and claims that the Company required homeowners to pay water and sewer impact fees, either to the Company or to the County, "as a condition of initial or continued occupancy in the Park", without properly disclosing the fees in advance and notwithstanding the Company's position that all such fees were fully paid in connection with the settlement agreement described above. On February 8, 2006, the Company served its motion to dismiss the complaint, which is currently pending. The Company will vigorously defend the lawsuit.

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

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

     On April 14, 2006, Privileged Access acquired, TT, the tenant under the lease described in Note 1(i) Income from Other Investments, net. As provided under the terms of the lease with TT, the Company consented to the ownership change. In addition, the Company waived an existing right of first offer due to the relatively accelerated timing of the transaction and the lack of definitive guidance regarding the tax treatment of gross income from membership contracts for Real Estate Investment Trust ("REIT") gross income test purposes. TT generates approximately $100 million in annual revenue principally related to its member contracts. In connection with the transaction, the Company acquired two additional Properties and other personal property for $10 million and amended the lease to include those Properties for a total of 59 Properties and 18,535 sites. The amended terms include, among other provisions, an increase in the annual fixed rent to approximately $17.5 million, (subject to annual CPI escalations beginning on January 1, 2007) and an increase in the cash reserves held for the benefit of the Company from approximately $3 million, to in excess of $12 million. The remaining term of the amended lease is approximately 14 years, with two five-year renewals, at the option of TT.

     The Company also entered into an option, subject to certain contingencies, to acquire TT beginning in April of 2009. One of the option contingences requires the Company to obtain assurance regarding the qualification of the income from membership contracts for REIT income test purposes. In order to facilitate the closing of the transaction, the Company loaned Privileged Access approximately $12 million at per annum interest rate of prime plus 1.5 percent, maturing in one year and secured by approximately $17 million of TT membership sales contract receivables. The Company financed the acquisition of the additional Properties and the loan with a draw on its existing lines of credit.

     On April 25, 2006, the Company acquired seven lifestyle-oriented Properties in exchange for approximately $5 million, two Properties classified as held for sale, located in Indiana, containing 495 sites and seller financing of approximately $3.4 million. The seven Properties acquired contain 1,594 sites including 950 acres of developable expansion land and are located in Florida, New York, North Carolina, South Carolina, Michigan, Kentucky and Alabama. The resort sites, which service an existing member base in excess of 7,000 active members, were leased to Privileged Access for a term of approximately one year at $735,000 per annum. The seller financing will mature on June 24, 2006, which can be extended by the borrower for an additional 60 days at a per annum rate of prime.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a fully integrated owner and operator of lifestyle-oriented properties ("Properties"). The Company leases individual developed areas ("sites") with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles ("RVs"). The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of March 31, 2006, the Company owned or had an ownership interest in a portfolio of 285 Properties located throughout the United States and Canada containing 106,340 residential sites. These Properties are located in 28 states and British Columbia (with the number of Properties in each state or province shown parenthetically) Florida (84), California (47), Arizona (35), Texas (16), Washington (13), Colorado (10), Oregon (9), Delaware (7), Indiana (7), Pennsylvania (7), Nevada (6), North Carolina (6), Wisconsin (5), Maine (4), New York (4), Virginia (4), Illinois (3), Michigan (2), New Jersey (2), Ohio (2), South Carolina (2), Tennessee (2), Utah (2), Iowa (1), Massachusetts (1), Montana (1), New Hampshire (1), New Mexico (1), and British Columbia (1).

     This report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as "anticipate," "expect," "believe," "project," "intend," "may be" and "will be" and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to: in the age-qualified Properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial markets volatility; in the all-age Properties, results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing, and competition from alternative housing options including site-built single-family housing; our ability to maintain rental rates and occupancy with respect to Properties currently owned or pending acquisitions; our assumptions about rental and home sales markets; the completion of pending acquisitions and timing with respect thereto; the effect of interest rates as well as other risks indicated from time to time in our filings with the Securities and Exchange Commission. These forward-looking statements are based on management's present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. ELS is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

The following chart lists the Properties acquired, invested in, or sold since January 1, 2005.

                        PROPERTY                              TRANSACTION       SITES
                        --------                          ------------------   -------
TOTAL SITES AS OF JANUARY 1, 2005 .....................                        102,432

PROPERTY OR PORTFOLIO (# OF PROPERTIES IN PARENTHESES):
   San Francisco RV ...................................   June 20, 2005            182
   Morgan Portfolio (5) ...............................   August 12, 2005        2,929
   Lake George Escape .................................   September 15, 2005       576

JOINT VENTURES:
   Maine Portfolio (3) ................................   April 7, 2005            495

EXPANSION SITE DEVELOPMENT AND OTHER:
   Sites added (reconfigured) in 2005 .................                            113
   Sites added (reconfigured) in 2006 .................                              3

DISPOSITIONS:
   Five Seasons .......................................   November 10, 2005       (390)
                                                                               -------
TOTAL SITES AS OF MARCH 31, 2006 ......................                        106,340
                                                                               =======

     Since December 31, 2004, the gross investment in real estate has increased from $2,036 million to $2,267 million as of March 31, 2006. The total number of sites owned, controlled, or in which the Company holds an investment, has increased from 102,432 as of December 31, 2004 to 106,340 as of March 31, 2006.

OUTLOOK

     Occupancy in our Properties as well as our ability to increase rental rates directly affect revenues. We currently have approximately 64,900 annual sites for which we expect to have average annual revenue of approximately $4,500 per site. We have 8,000 seasonal sites, which are leased to customers generally for three to six months, for which it expects to collect annualized rental revenues in the range of $1,900 to $2,000 per site. We also have 7,000 transient sites, occupied by customers who lease on a short-term basis, for which we expect to collect annualized rental revenues in the range of $2,600 to $2,800 per site. We expect to service 60,000 customers with these transient sites. We consider the transient revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer's vacation and travel preferences. Finally, we had approximately 17,900 Thousand Trails sites for which we receive ground rent of $16.5 million annually (subject to annual escalations). See the following discussion under "Privileged Access" for changes the Company has made to this lease and the impact of these changes. This rent is classified in Income from other investments, net in the Consolidated Statements of Operations. We have interests in Properties containing approximately 8,500 sites for which revenue is classified as Equity in Income of Unconsolidated Joint Ventures in the Consolidated Statements of Operations.

                           TOTAL SITES AS      TOTAL SITES AS            APPROXIMATE ANNUAL
                            OF MARCH 31,       OF DECEMBER 31,           REVENUE RANGE (1)
                                2006                2005         ---------------------------------
                         (ROUNDED TO 000S)   (ROUNDED TO 000S)         2006              2005
                         -----------------   -----------------   ---------------   ---------------
Community sites (2) ..         46,200              44,900        $5,700 - $5,800   $5,700 - $5,800(3)
Resort sites:
   Annuals ...........         18,700              15,500        $3,000 - $3,200   $3,000 - $3,200
   Seasonal ..........          8,000               8,000        $1,900 - $2,000   $1,900 - $2,000
   Transient .........          7,000               6,500        $2,600 - $2,800   $2,600 - $2,800
   Thousand Trails ...         17,900              17,900
Joint Ventures .......          8,500              13,500
                              -------             -------
                              106,300             106,300
                              =======             =======

(1)  All ranges exclude utility and other income.

(2)  Includes 2,076 sites from discontinued operations.

(3) Based on occupied sites, including discontinued Properties. Average occupancy as of 3/31/06 was approximately 90.2%.

PRIVILEGED ACCESS

     On October 17, 2005, we announced that Mr. Joe McAdams resigned from the Company's Board of Directors in order to pursue a new venture called Privileged Access. The new company is expected to lease sites at certain of the Properties for the purpose of creating flexible use products. These products may include the sale of timeshare or fractional interests in resort homes or cottages and membership and vacation-club products. Leasing our sites to Privileged Access allows us to participate in these products and activities while achieving long-term rental of our sites. On November 15, 2005 the Company entered into an agreement to loan Privileged Access up to $0.5 million. As of March 31, 2006, approximately $0.3 million has been borrowed by Privileged Access and is classified as a note receivable on our Consolidated Balance Sheets. The loan bears interest at prime plus 1.0% per annum and matures on November 15, 2007. As of April 17, 2006 this loan has been repaid in full.

     On April 14, 2006, Privileged Access acquired our tenant, Thousand Trails ("TT"). Under the terms of the lease with TT, the Company consented to the ownership change. In addition, the Company waived an existing right of first offer due to the relatively accelerated timing of the transaction and the lack of definitive guidance regarding the tax treatment of gross income from membership contracts for REIT gross income test purposes. TT generates approximately $100 million in annual revenue principally related to its member contracts. In connection with the transaction, the Company acquired two additional Properties for $10 million and amended the lease to include those Properties for a total of 59 Properties and 18,535 sites. The amended terms include, among other provisions, an increase in the annual fixed rent to approximately $17.5 million, (subject to annual CPI escalations beginning on January 1, 2007) and an increase in the cash reserves held for the benefit of the Company from approximately $3 million, to in excess of $12 million. The remaining term of the amended lease is approximately 14 years, with two five-year renewals, at the option of TT (see Note 10 - Subsequent Events).

     The Company also entered into an option, subject to certain contingencies, to acquire TT beginning in April of 2009. One of the option contingences requires the Company to obtain assurance regarding the qualification of the income from membership contracts for REIT income test purposes. In order to facilitate the closing of the transaction, the Company loaned Privileged Access approximately $12 million at per annum interest rate of prime plus 1.5 percent, maturing in one year and secured by approximately $17 million of TT membership sales contract receivables. The Company financed the acquisition of the additional Properties and the loan with a draw on its existing lines of credit.

     On April 25, 2006, the Company acquired seven lifestyle-oriented Properties which contain 1,594 sites including 950 acres of developable expansion land and are located in Florida, New York, North Carolina, South Carolina, Michigan, Kentucky and Alabama. The resort sites, which service an existing member base in excess of 7,000 active members, were leased to Privileged Access for a term of approximately one year at $735,000 per annum. (See Note 10 - Subsequent Events)

     As of April 25, 2006 the Company is leasing 66 Properties containing 20,129 sites to Privileged Access or its subsidiaries.

INSURANCE

     The Properties are covered against fire, flood, property damage, earthquake, windstorm and business interruption by insurance policies containing various deductible requirements and coverage limits. Recoverable costs are classified in other assets as incurred. Insurance proceeds are applied against the asset when received. Recoverable costs relating to capital items are treated in accordance with the Company's capitalization policy. The book value of the original capital item is written off once the value of the impaired asset has been determined. Insurance proceeds relating to the capital costs are recorded as income in the period they are received.

     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of April 26, 2006, the Company estimates its total claim to be $20.1 million of which, approximately $18.9 million of claims, including business interruption, have been submitted to our insurance companies for reimbursement. Through March 31, 2006, the Company has made total expenditures of approximately $12.3 million and expects to incur additional expenditures to complete the work necessary to restore our Properties to their pre-hurricanes condition. The Company has received proceeds from insurance carriers of approximately $3.5 million through March 31, 2006. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $3.5 million of these expenditures have been capitalized per the Company's capitalization policy through March 31, 2006.

     Approximately 33 Properties located in southern Florida were impacted by Hurricane Wilma in October 2005. As of April 17, 2006 approximately $1.3 million of claims have been submitted to our insurance company for reimbursement. Through March 31, 2006, the Company has made total expenditures of approximately $2.0 million and is still evaluating the total costs it expects to incur. Through March 31, 2006, $1.4 million has been charged to operations ($0.1 million in 2006 and $1.3 million in 2005) and $0.2 million was capitalized to fixed assets.

     Approximately $3.5 million is included in other assets as a receivable from insurance providers as of March 31, 2006, and approximately $3.9 million was included in other assets as of December 31, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Refer to the 2005 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. During the quarter ended March 31, 2006, there were no changes to these policies.

RESULTS OF OPERATIONS

     The results from operations for the six Properties and one sold Property designated as held for disposition pursuant to SFAS No. 144 have been classified as income from discontinued operations. See Note 4 of the Notes to the Consolidated Financial Statements for summarized information for these Properties.

COMPARISON OF THE QUARTER ENDED MARCH 31, 2006 TO THE QUARTER ENDED MARCH 31,
2005

     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods ("Core Portfolio") and the Total Portfolio for the quarters ended March 31, 2006 and 2005 (amounts in thousands).

                                                 CORE PORTFOLIO                           TOTAL PORTFOLIO
                                    ---------------------------------------   ---------------------------------------
                                                        INCREASE /      %                         INCREASE /      %
                                      2006      2005    (DECREASE)   CHANGE     2006      2005    (DECREASE)   CHANGE
                                    -------   -------   ----------   ------   -------   -------   ----------   ------
Community base rental income ....   $55,221   $52,919     $2,302       4.4%   $55,330   $52,919     $2,411       4.6%
Resort base rental income .......    25,301    24,571        730       3.0%    26,908    24,571      2,337       9.5%
Utility and other income ........     8,102     7,698        404       5.2%     8,144     7,698        446       5.8%
                                    -------   -------     ------      ----    -------   -------     ------      ----
   Property operating revenues ..    88,624    85,188      3,436       4.0%    90,382    85,188      5,194       6.1%
Property operating and
   maintenance ..................    26,985    26,294        691       2.6%    27,717    26,294      1,423       5.4%
Real estate taxes ...............     6,393     6,160        233       3.8%     6,598     6,160        438       7.1%
Property management .............     4,544     3,649        895      24.5%     4,852     3,649      1,203      33.0%
                                    -------   -------     ------      ----    -------   -------     ------      ----
   Property operating expenses ..    37,922    36,103      1,819       5.0%    39,167    36,103      3,064       8.5%
                                    -------   -------     ------      ----    -------   -------     ------      ----
Income from property operations     $50,702   $49,085     $1,617       3.3%   $51,215   $49,085     $2,130       4.3%
                                    =======   =======     ======      ====    =======   =======     ======      ====

PROPERTY OPERATING REVENUES

     The 4.0% increase in the Core Portfolio property operating revenues reflects: (i) a 4.5% increase in rates in our community base rental income combined with a 0.2% decrease in occupancy, (ii) a 3.0% increase in revenues for our resort base income, and (iii) an increase in utility income due to increased pass-throughs at certain Properties. Total Portfolio property operating revenues increased due to rate increases and our 2005 and 2006 acquisitions.

PROPERTY OPERATING EXPENSES

     The 5.0% increase in property operating expenses in the Core Portfolio reflects a 2.6% increase in property operating and maintenance expense due primarily to increases in repairs and maintenance, and utilities. The increase in real estate taxes in the Core Portfolio is generally due to higher property assessments on certain Properties. Our Total Portfolio property operating expenses increased due to higher tax assessments and our 2005 acquisitions. Core Portfolio and Total Portfolio property management expense increased mainly due to increased resources required as a result of our 2004 and 2005 growth.

HOME SALES OPERATIONS

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended March 31, 2006 and March 31, 2005 (dollars in thousands).

                                                      HOME SALES OPERATIONS
                                             ---------------------------------------
                                               2006      2005    VARIANCE   % CHANGE
                                             -------   -------   --------   --------
   Gross revenues from new home sales ....   $11,337   $ 9,603   $ 1,734       18.1%
   Cost of new home sales ................    (9,886)   (8,319)   (1,567)     (18.8%)
                                             -------   -------   -------    -------
   Gross profit from new home sales ......     1,451     1,284       167       13.0%

   Gross revenues from used home sales ...       596       634       (38)      (6.0%)
   Cost of used home sales ...............      (425)     (628)      203       32.3%
                                             -------   -------   -------    -------
   Gross profit from used home sales .....       171         6       165    2,750.0%

   Brokered resale revenues, net .........       657       604        53        8.8%
   Home selling expenses .................    (2,474)   (2,038)     (436)     (21.4%)
   Ancillary services revenues, net ......     1,803     1,723        80        4.6%
                                             -------   -------   -------    -------
   Income from home sales operations .....   $ 1,608   $ 1,579   $    29        1.8%
                                             =======   =======   =======    =======

HOME SALES VOLUMES
      New home sales (1) .................       146       127        19       15.0%
      Used home sales ....................        76        46        30       65.2%
      Brokered home resales ..............       367       369        (2)      (0.5%)

(1) Includes third party dealer home sales of 14 and nine for the periods ending March 31, 2006 and 2005 respectively.

     New home sales gross profit reflects a 15.0% increase in sales volume offset by a slight decrease in the gross margin. Used home sales gross profit increased due to a 65.2% increase in sales volume combined with an increase in the gross margin. Brokered resale revenues per home increased slightly.

OTHER INCOME AND EXPENSES

     The following table summarizes other income and expenses for the quarters ended March 31, 2006 and March 31, 2005 (amounts in thousands).

                                            2006       2005     VARIANCE   % CHANGE
                                          --------   --------   --------   --------
Interest income .......................   $    285   $    371    $ (86)     (23.2%)
Income from other investments, net ....      4,504      4,049      455       11.2%
General and administrative ............     (3,223)    (2,870)    (353)      12.3%
Rent control initiatives ..............        (94)      (570)     476      (83.5%)
Interest and related amortization .....    (24,625)   (24,999)     374        1.5%
Depreciation on corporate assets ......       (109)      (216)     107      (49.5%)
Depreciation on real estate assets ....    (14,374)   (13,498)    (876)      (6.5%)
                                          --------   --------    -----      -----
   Total other (expenses), net ........   $(37,636)  $(37,733)   $  97        0.3%
                                          ========   ========    =====      =====

     Interest income decreased due to a decrease in interest received on our Chattel Loans. Income from other investments, net increased as a result of the TT lease rent increase and a reduction in corporate expenses. General and administrative expense increased due to higher payroll costs related to increased staffing, changing regulatory environment and legal costs. Interest expense decreased primarily due to the refinancings in the fourth quarter of 2005. Depreciation expense increased due to the 2005 acquisitions. The Company expensed $94,000 for the quarter ended March 31, 2006 compared to $570,000 for the quarter ended March 31, 2005 as a result of less activity relating to Rent Control Initiatives.

EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES

     During the quarter ended March 31, 2006, equity in income in unconsolidated joint ventures increased $0.6 million due primarily to refinancing proceeds and the Diversified Investment joint ventures.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

As of March 31, 2006, the Company had $24,000 in cash and cash equivalents and $141 million available on its lines of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital. The table below summarizes cash flow activity for the quarters ended March 31, 2006 and 2005 (amounts in thousands).

                                             FOR THE QUARTERS
                                             ENDED MARCH 31,
                                           -------------------
                                             2006       2005
                                           --------   --------
Cash provided by operating activities ..   $ 31,842   $ 21,080
Cash used in investing activities ......     (6,523)    (4,438)
Cash used in financing activities ......    (25,905)   (14,103)
                                           --------   --------
Net (decrease) increase in cash ........   $   (586)  $  2,539
                                           ========   ========

OPERATING ACTIVITIES

     Net cash provided by operating activities increased $10.7 million from $21.1 million for the quarter ended March 31, 2005. The increase reflects increased property operating income as a result of our acquisitions and a decrease in working capital requirements.

INVESTING ACTIVITIES

     Net cash used in investing activities reflects the impact of the following investing activities:

ACQUISITIONS

     During the quarter ended March 31, 2006, we purchased the remaining interest in the Mezzanine Properties (the "Mezzanine Portfolio") in which we had initially invested approximately $30.0 million to acquire preferred equity interests during the first quarter of 2004. The Mezzanine Portfolio consists of 11 Properties containing 5,057 sites: five Properties are located in Arizona, four in Florida, and one each in North Carolina and South Carolina. The total purchase price was approximately $105 million, including our existing investment in these Properties of $32.2 million and our general partnership investment of $1.4 million. The acquisition was funded by new debt financing of $47.1 million and assumed debt of approximately $25.9 million. Net working capital acquired included $3.2 million of rents received in advance and $0.4 million in other net payables. In connection with this acquisition we also purchased $1.9 million of inventory.

     We continue to look at acquiring additional assets and are at various stages of negotiations with respect to potential acquisitions. Funding is expected to be provided by either proceeds from potential dispositions, lines of credit draws, or other financing.

CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate costs. Recurring CapEx was approximately $3.0 million and $2.4 million for the quarters ended March 31, 2006 and March 31, 2005, respectively. Site development costs were approximately $5.6 million for the quarter ended March 31, 2006, and represent costs to develop expansion sites at certain of the Company's Properties, and costs for improvements to sites when a used home is replaced with a new home. Corporate costs were approximately $132,000 for the quarter ended March 31, 2006, which reflect an increase in property management support.

FINANCING ACTIVITIES

     Net cash used in financing activities reflects the following financing activities:

MORTGAGES AND CREDIT FACILITIES

     Financing, Refinancing and Early Debt Retirement

     During the first quarter of 2006, the Company assumed $25.9 million in mortgage debt on four of the eleven Properties related to the acquisition of the Mezzanine Portfolio. Approximately $15 million of the assumed mortgage debt on three of the four Properties will be defeased and refinanced in the second and third quarter of 2006 at an average rate of 5.7% and mature in April 2016. The remaining loan of $10 million bears interest at 5.22% and matures in April 2009. In addition, the Company financed $47.1 million of mortgage debt to acquire the remaining seven Properties in the Mezzanine Portfolio. The seven mortgages bear interest at weighted average rates ranging from 5.70% to 5.72% per annum, and mature in April 2016. Throughout the quarter ended March 31, 2006, the Company borrowed $28.3 million on its lines of credit and paid down $47.4 million on the lines of credit for a net pay down of $19.1 million funded by the Company's operations. The lines of credit bear interest at a per annum rate of LIBOR plus 1.65%.

     Secured Debt

     Our average long-term debt balance was $1.5 billion in the first quarter of 2006, with a weighted average interest rate of approximately 6.0% per annum. The debt bears interest at rates of 4.17% to 7.19% per annum and matures on various dates ranging from 2007 to 2016, with one additional loan maturing in 2027. Included in our debt balance are three capital leases with an imputed interest rate of 11.6% per annum.

     Unsecured Debt

     We have two unsecured lines of credit of $110 million and $50 million which bear interest at a per annum rate of LIBOR plus 1.65%. Throughout the quarter ended March 31, 2006, we borrowed $28.3 million and paid down $47.4 million on our lines of credit. The balance outstanding as of March 31, 2006 was $18.6 million. As of April 24, 2006, approximately $122.2 million is available to be drawn on these combined lines of credit.

     We have a $120 million three-year term loan bearing interest at LIBOR plus 1.75%. As of March 31, 2006 the balance of the Term Loan was $100.0 million and it had a fixed interest rate of 6.58% per annum for a one-year term expiring in December 2006.

     Other Loans

     During the first quarter of 2006, the Company borrowed $3.6 million to finance its insurance premium payments. As of March 31, 2006, $3.3 million remained outstanding. This loan is due in January 2007 and bears interest at 5.30% per annum.

     Certain of the Company's mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization ("EBITDA"), limitations on certain holdings and other restrictions.

     As of March 31, 2006, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

Contractual Obligations         Total     2006 (2)   2007 (3)     2008       2009      2010     Thereafter
-----------------------      ----------   --------   --------   --------   -------   --------   ----------
Long Term Debt (1) .......   $1,685,130   $33,947    $135,722   $201,980   $86,503   $227,977    $999,001
Weighted average per annum
   interest rates ........         6.02%     4.80%       6.57%      5.62%     7.06%      7.18%       5.78%

(1)  Balance excludes net premiums and discounts of $6.1 million.

(2) Includes lines of credit repayments in 2006 of $18.6 million. We have an option to extend this maturity for one year to 2007.

(3) Includes a Term Loan repayment in 2007 of $100 million. We have an option to extend this maturity for two additional one-year terms to 2009.

     Included in the above table are certain capital lease obligations totaling approximately $6.5 million. These agreements expire in June 2009 and are paid semi-annually at an imputed interest rate of 11.6% per annum.

     In addition, the Company has various contracts with vendors to perform services in the future for its operations. These contracts include terms for cancellation and are individually immaterial.

     Furthermore, the Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2032, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the quarter ended March 31, 2006 and 2005, ground lease rent was approximately $400,000. Minimum future rental payments under the ground leases are approximately $1.6 million for each of the next five years and approximately $20.9 million thereafter.

EQUITY TRANSACTIONS

     On April 14, 2006, the Company paid a $0.075 per share distribution for the quarter ended March 31, 2006 to stockholders of record on March 31, 2006. On March 31, 2006, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

     During the quarter ended March 31, 2005, the Operating Partnership issued $25 million of 8.0625% Series D Cumulative Redeemable Perpetual Preference Units (the "Series D 8% Units"), to institutional investors. The Series D 8% Units are non-callable for five years. In addition, the Operating Partnership had an existing $125 million of 9.0% Series D Cumulative Redeemable Perpetual Preference Units (the "Series D 9% Units") outstanding that were callable by the Company as of September 2004. In connection with the new issue, the Operating Partnership agreed to extend the non-call provision of the Series D 9% Units to be coterminous with the new issue, and the institutional investors holding the Series D 9% Units have agreed to lower the rate on such units to 8.0625%. All of the units have no stated maturity or mandatory redemption. Net proceeds from the offering were used to pay down amounts outstanding under the Company's lines of credit.

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

     The following table presents a calculation of FFO for the quarters ended March 31, 2006 and March 31, 2005 (amounts in thousands):

                                                                QUARTERS ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                                2006      2005
                                                              -------   -------
COMPUTATION OF FUNDS FROM OPERATIONS:
   Net income available for common shares .................   $10,062   $ 8,709
   Income allocated to common OP Units ....................     2,643     2,373
   Depreciation on real estate assets .....................    14,374    13,498
   Depreciation on unconsolidated joint ventures ..........       447       426
   Depreciation on discontinued real estate assets ........        --       329
                                                              -------   -------
      Funds from operations available for common shares ...   $27,526   $25,335
                                                              =======   =======
   Weighted average common shares outstanding - fully
      diluted .............................................    30,180    29,878
                                                              =======   =======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At March 31, 2006, approximately 99% or approximately $1.6 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $103.6 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $110.9 million.

     At March 31, 2006, approximately 1% or approximately $19 million of our outstanding debt was at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings would increase/decrease by approximately $186,000 annually.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006.

     Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no material changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006.

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

New Acquisitions May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties. We intend to continue to acquire properties. Newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management attention. Additionally, we expect that other real estate investors with significant capital will compete with us for attractive investment opportunities. These competitors include publicly traded Real Estate Investment Trusts ("REIT"), private REITs and other types of investors. Such competition increases prices for properties. We expect to acquire properties with cash from secured or unsecured financings, proceeds from offerings of equity or debt, undistributed funds from operations and sales of investments. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.

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

DEBT FINANCING, FINANCIAL COVENANTS AND DEGREE OF LEVERAGE COULD ADVERSELY AFFECT OUR ECONOMIC PERFORMANCE.

Scheduled Debt Payments Could Adversely Affect Our Financial Condition. Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $1.6 billion as of March 31, 2006. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

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

Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing. Our debt to market capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and Units held by parties other than the Company) is approximately 53% as of March 31, 2006. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes us more vulnerable to a downturn in business or the economy generally.

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

CONFLICTS OF INTEREST COULD INFLUENCE THE COMPANY'S DECISIONS.

Certain Stockholders Could Exercise Influence in a Manner Inconsistent With the Stockholders' Best Interests. As of March 31, 2006, Mr. Zell and certain affiliated holders beneficially owned approximately 14.5% of our outstanding common stock (in each case including common stock issuable upon the exercise of stock options and the exchange of Units). Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders.

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

     As of March 31, 2006, we owned or had an ownership interest in 285 Properties located in 28 states and British Columbia, including 84 Properties located in Florida and 47 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties. While we have obtained insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that the Company must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures incurred by us and reimbursements received from the insurance providers, could adversely affect our economic performance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

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

                                       EQUITY LIFESTYLE PROPERTIES, INC.


                                       BY: /s/ Thomas P. Heneghan
                                           ------------------------------------
                                           Thomas P. Heneghan
                                           President and Chief Executive Officer
DATE: May 5, 2006                         (Principal executive officer)


                                       BY: /s/ Michael B. Berman
                                           -------------------------------------
                                           Michael B. Berman
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal financial and
DATE: May 5, 2006                          accounting officer)