Form 10-Q
period 2006-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2006-08-04
CIK 895417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

             23,604,243 shares of Common Stock as of July 28, 2006.

                        EQUITY LIFESTYLE PROPERTIES, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of June 30, 2006 (unaudited) and
      December 31, 2005..................................................     3
   Consolidated Statements of Operations for the quarters and six months
      ended June 30, 2006 and 2005 (unaudited)...........................     4
   Consolidated Statements of Cash Flows for the six months ended
      June 30, 2006 and 2005 (unaudited).................................     6
   Notes to Consolidated Financial Statements............................     8

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................    23

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk......    38

ITEM 4.  Controls and Procedures.........................................    38

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings...............................................    39

ITEM 1A. Risk Factors....................................................    39

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....    44

ITEM 3.  Defaults Upon Senior Securities.................................    44

ITEM 4.  Submission of Matters to a Vote of Security Holders.............    44

ITEM 5.  Other Information...............................................    44

ITEM 6.  Exhibits........................................................    44

                        EQUITY LIFESTYLE PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
                             (AMOUNTS IN THOUSANDS)

                                                                  JUNE 30,
                                                                   2006       DECEMBER 31,
                                                                (UNAUDITED)       2005
                                                                -----------   ------------
ASSETS
Investment in real estate:
   Land .....................................................   $  523,546     $  493,213
   Land improvements ........................................    1,629,311      1,523,564
   Buildings and other depreciable property .................      137,524        135,790
                                                                ----------     ----------
                                                                 2,290,381      2,152,567
   Accumulated depreciation .................................     (404,724)      (378,325)
                                                                ----------     ----------
      Net investment in real estate .........................    1,885,657      1,774,242
Cash and cash equivalents ...................................          945            610
Notes receivable ............................................       25,999         11,631
Investment in joint ventures ................................       13,687         46,211
Rents receivable, net .......................................        1,794          1,619
Deferred financing costs, net ...............................       15,625         15,096
Inventory ...................................................       72,664         59,412
Prepaid expenses and other assets ...........................       41,698         40,053
                                                                ----------     ----------
   TOTAL ASSETS .............................................   $2,058,069     $1,948,874
                                                                ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Mortgage notes payable and other .........................   $1,573,682     $1,500,581
   Unsecured lines of credit ................................      148,000         37,700
   Unsecured term loan ......................................           --        100,000
   Accounts payable and accrued expenses ....................       37,249         31,508
   Accrued interest payable .................................        8,126          8,549
   Rents received in advance and security deposits ..........       33,999         27,868
   Distributions payable ....................................        2,233            773
                                                                ----------     ----------
      TOTAL LIABILITIES .....................................    1,803,289      1,706,979
                                                                ----------     ----------
Commitments and contingencies ...............................           --             --
Minority interest - Common OP Units and other ...............       12,033          9,379
Minority interest - Perpetual Preferred OP Units ............      200,000        200,000
Stockholders' Equity:
   Preferred stock, $.01 par value
      10,000,000 shares authorized; none issued .............           --             --
   Common stock, $.01 par value
      50,000,000 shares authorized; 23,393,229 and 23,295,956
      shares issued and outstanding for June 30, 2006 and
      December 31, 2005, respectively .......................          228            226
   Paid-in capital ..........................................      301,898        299,444
   Distributions in excess of accumulated earnings ..........     (259,379)      (267,154)
                                                                ----------     ----------
      TOTAL STOCKHOLDERS' EQUITY ............................       42,747         32,516
                                                                ----------     ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $2,058,069     $1,948,874
                                                                ==========     ==========

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       QUARTERS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,              JUNE 30,
                                                                    -------------------   -------------------
                                                                      2006       2005       2006       2005
                                                                    --------   --------   --------   --------
PROPERTY OPERATIONS:
   Community base rental income .................................   $ 56,409   $ 53,041   $111,739   $105,960
   Resort base rental income ....................................     19,999     15,223     46,907     39,794
   Utility and other income .....................................      7,769      6,936     15,913     14,634
                                                                    --------   --------   --------   --------
      Property operating revenues ...............................     84,177     75,200    174,559    160,388
                                                                    --------   --------   --------   --------
Property operating and maintenance ..............................     29,544     24,510     57,261     50,804
Real estate taxes ...............................................      6,753      6,286     13,351     12,446
Property management .............................................      4,374      3,966      9,226      7,615
                                                                    --------   --------   --------   --------
   Property operating expenses (exclusive of
      depreciation shown separately below) ......................     40,671     34,762     79,838     70,865
                                                                    --------   --------   --------   --------
   Income from property operations ..............................     43,506     40,438     94,721     89,523
                                                                    --------   --------   --------   --------
HOME SALES OPERATIONS:
   Gross revenues from inventory home sales .....................     18,068     17,450     30,001     27,687
   Cost of inventory home sales .................................    (15,793)   (15,623)   (26,104)   (24,570)
                                                                    --------   --------   --------   --------
     Gross profit from inventory home sales .....................      2,275      1,827      3,897      3,117
   Brokered resale revenues, net ................................        618        813      1,275      1,417
   Home selling expenses ........................................     (2,449)    (2,224)    (4,923)    (4,262)
   Ancillary services revenues, net .............................        199        (13)     2,002      1,710
                                                                    --------   --------   --------   --------
      Income from home sales operations and other ...............        643        403      2,251      1,982

OTHER INCOME (EXPENSES):
   Interest income ..............................................        555        312        840        683
   Income from other investments, net ...........................      4,779      4,347      9,283      8,396
   General and administrative ...................................     (3,578)    (3,815)    (6,801)    (6,685)
   Rent control initiatives .....................................       (204)       (43)      (298)      (613)
   Interest and related amortization ............................    (26,261)   (25,003)   (50,886)   (50,002)
   Depreciation on corporate assets .............................       (102)      (223)      (211)      (439)
   Depreciation on real estate assets ...........................    (15,101)   (13,761)   (29,475)   (27,259)
                                                                    --------   --------   --------   --------
      Total other expenses, net .................................    (39,912)   (38,186)   (77,548)   (75,919)
                                                                    --------   --------   --------   --------
      Income before minority interests, equity in income of
         unconsolidated joint ventures and discontinued
         operations .............................................      4,237      2,655     19,424     15,586
                                                                    --------   --------   --------   --------
   Income allocated to Common OP Units ..........................       (320)      (553)    (2,912)    (2,864)
   Income allocated to Perpetual Preferred OP Units .............     (4,038)    (3,056)    (8,068)    (5,912)
   Equity in income of unconsolidated joint ventures ............      1,339      3,003      2,643      3,720
                                                                    --------   --------   --------   --------
      Income from continuing operations .........................      1,218      2,049     11,087     10,530
                                                                    --------   --------   --------   --------

DISCONTINUED OPERATIONS:
   Discontinued operations ......................................        193        554        437      1,173
   Depreciation on discontinued operations ......................         --         --         --       (329)
   Loss on sale from discontinued real estate ...................       (192)        --       (192)        --
   Income allocated to Common OP Units from
      discontinued operations ...................................         --       (116)       (51)      (178)
                                                                    --------   --------   --------   --------
      Income from discontinued operations .......................          1        438        194        666
                                                                    --------   --------   --------   --------
      NET INCOME AVAILABLE FOR COMMON SHARES ....................   $  1,219   $  2,487   $ 11,281   $ 11,196
                                                                    ========   ========   ========   ========

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
          FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      QUARTERS ENDED     SIX MONTHS ENDED
                                                                         JUNE 30,            JUNE 30,
                                                                    -----------------   -----------------
                                                                      2006      2005      2006      2005
                                                                    -------   -------   -------   -------
EARNINGS PER COMMON SHARE - BASIC:
   Income from continuing operations ............................   $  0.05   $  0.09   $  0.47   $  0.46
   Income from discontinued operations ..........................      0.00      0.02      0.01      0.03
                                                                    -------   -------   -------   -------
   Net income available for Common Shares .......................   $  0.05   $  0.11   $  0.48   $  0.49
                                                                    =======   =======   =======   =======
EARNINGS PER COMMON SHARE - FULLY DILUTED:
   Income from continuing operations ............................   $  0.05   $  0.09   $  0.46   $  0.45
   Income from discontinued operations ..........................      0.00      0.02      0.01      0.03
                                                                    -------   -------   -------   -------
   Net income available for Common Shares .......................   $  0.05   $  0.11   $  0.47   $  0.48
                                                                    =======   =======   =======   =======
   Distributions declared per Common Share outstanding ..........   $ 0.075   $ 0.025   $ 0.150   $ 0.050
                                                                    =======   =======   =======   =======
   Weighted average Common Shares outstanding - basic ...........    23,384    23,042    23,358    23,008
                                                                    =======   =======   =======   =======
   Weighted average Common Shares outstanding - fully diluted ...    30,205    29,974    30,197    29,934
                                                                    =======   =======   =======   =======

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 JUNE 30,    JUNE 30,
                                                                                   2006        2005
                                                                                 --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................................   $ 11,281   $  11,196
   Adjustments to reconcile net income to
      cash provided by operating activities:
      Income allocated to minority interests .................................     11,031       8,954
      Loss on sale of properties and other ...................................        192          --
      Depreciation expense ...................................................     30,693      28,851
      Amortization expense ...................................................      1,415       1,378
      Debt premium amortization ..............................................       (696)     (1,334)
      Equity in income of unconsolidated joint ventures ......................     (3,651)     (4,554)
      Distributions from unconsolidated joint ventures .......................      2,287       2,919
      Amortization of stock related compensation .............................      1,517       1,337
      Increase (decrease) in provision for uncollectible rents receivable ....         (6)        346
      Increase in inventory reserve ..........................................         --         300
      Increase in provision for notes receivable .............................         --         268
   Changes in assets and liabilities:
      Rents receivable .......................................................       (168)       (208)
      Inventory ..............................................................    (11,090)     (7,048)
      Prepaid expenses and other assets ......................................     (3,123)     (5,381)
      Accounts payable and accrued expenses ..................................      7,820       9,183
      Rents received in advance and security deposits ........................      2,218         120
                                                                                 --------   ---------
   Net cash provided by operating activities .................................     49,720      46,327
                                                                                 --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of rental properties ..........................................    (19,931)     (6,587)
   Joint Ventures:
      Investments in .........................................................       (865)     (7,030)
      Distributions from .....................................................      1,647       4,912
   (Increase) decrease in notes receivable ...................................    (11,172)        915
   Improvements:
      Improvements - corporate ...............................................       (178)       (436)
      Improvements - rental properties .......................................     (6,366)     (5,333)
      Site development costs .................................................     (9,813)     (7,949)
                                                                                 --------   ---------
   Net cash used in investing activities .....................................    (46,678)    (21,508)
                                                                                 --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from stock options and employee stock purchase plan ..........      1,572       1,398
   Proceeds from issuance of Perpetual Preferred OP Units ....................         --      75,000
   Distributions to Common Stockholders, Common OP Unitholders, and
      Perpetual Preferred OP Unitholders .....................................    (11,020)     (7,035)
   Lines of credit:
      Proceeds ...............................................................     94,200      34,200
      Repayments .............................................................    (83,900)   (111,800)
   Term loan repayment .......................................................         --      (7,200)
   Principal payments ........................................................     (8,041)     (6,782)
   New financing proceeds ....................................................      5,617          --
   Debt issuance costs .......................................................     (1,135)       (489)
                                                                                 --------   ---------
   Net cash used in financing activities .....................................     (2,707)    (22,708)
                                                                                 --------   ---------
Net increase in cash and cash equivalents ....................................        335       2,111
Cash and cash equivalents, beginning of year .................................        610       5,305
                                                                                 --------   ---------
Cash and cash equivalents, end of period .....................................   $    945   $   7,416
                                                                                 ========   =========

    The accompanying notes are an integral part of the financial statements.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     JUNE 30,   JUNE 30,
                                                                                       2006       2005
                                                                                     --------   --------
SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest .........................................   $49,064     $52,049
Non-cash investing and financing activities:
   Real estate acquisition and disposition
      Mortgage debt assumed on acquisition of real estate ........................   $25,898     $    --
      Mortgage financed on acquisition of real estate ............................   $47,100     $    --
      Seller financing on Mid-Atlantic portfolio .................................   $(3,425)
      Mezzanine investment applied to real estate acquisition ....................   $32,118     $    --
      Other assets and liabilities, net, acquired on acquisition of real estate ..   $ 4,583     $    --
      Financing fees incurred on acquisition of real estate ......................   $  (809)    $    --
   Proceeds from loan to pay insurance premiums ..................................   $ 3,638     $ 2,404

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

PRESENTATION:

     These unaudited Consolidated Financial Statements have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2005 Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2005 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain revenue amounts reported in previously issued 2005 statements of operations have been reclassed in the attached statements of operations due to the Company's expansion of the related revenue activity. The Company's interim results are subject to certain seasonalities and as such may not be indicative of full fiscal year results.

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

     The Company has applied the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R") - an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"). The objective of FIN 46R is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity's expected losses or receives a majority of the entity's expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company has also applied Emerging Issues Task Force Issue No. 04-5 - Accounting for Investments in Limited Partnerships When the Investor is the Sole General Partner and the Limited Partners have Certain Rights ("EITF 04-5") which determines whether a general partner or the general partners as a group control a limited partnership or similar entity and therefore should consolidate the entity. The Company will apply FIN 46R and EITF 04-5 to all types of entity ownership (general and limited partnerships and corporate interests).

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

(d) Inventory

     Inventory primarily consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Inventory is recorded net of an inventory reserve of $580,000 as of June 30, 2006 and December 31, 2005. Resale revenues are stated net of commissions paid to employees of $703,000 and $747,000 for the six months ended June 30, 2006 and 2005, respectively.

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

(i) Income from Other Investments, net

     Income from other investments includes revenue relating to the Company's ground lease with Privileged Access L.P. ("Privileged Access"). On April 14, 2006, Thousand Trails Operations Holding Company, L.P. ("TT") was acquired by Privileged Access. In accordance with the terms of the original lease with TT, the Company consented to the ownership change. The terms of the original lease included monthly rental payments for 57 Properties for a term of 15 years at approximately $16.5 million per year subject to annual increases of 3.25%. At the time of the Privileged Access acquisition, the original lease was amended to include two new Properties and fixtures (see Note 4 - Investment in Real Estate and Note 6 - Notes Receivable) generating annual rental payments of approximately $17.5 million, subject to annual CPI increases for a term of approximately 14 years. In accordance with SFAS No. 13 "Accounting for Leases", the Company accounts for the lease as an operating lease and records lease payments on a straight-line basis over the term of the lease.

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

     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of July 20, 2006, the Company estimates its total claim to be $20.1 million of which approximately $18.9 million of claims, including business interruption, have been submitted to its insurance companies for reimbursement. Through June 30, 2006, the Company has made total expenditures of approximately $12.8 million and expects to incur additional expenditures to complete the work necessary to restore the Properties to their pre-hurricanes condition. The Company has received proceeds from insurance carriers of approximately $3.9 million through June 30, 2006. On July 31, 2006, the Company received an additional $0.5 million in proceeds from its insurance carriers. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $3.9 million of these expenditures have been capitalized per the Company's capitalization policy through June 30, 2006.

     Approximately 33 Properties located in southern Florida were impacted by Hurricane Wilma in October 2005. As of July 19, 2006, approximately $1.3 million of claims have been submitted to the Company's insurance company for reimbursement. Through June 30, 2006, the Company has made total expenditures of approximately $2.4 million and is still evaluating the total costs it expects to incur. Through June 30, 2006, $1.6 million has been charged to operations ($0.3 million in 2006 and $1.3 million in 2005) and $0.4 million was capitalized to fixed assets.

     Approximately $3.2 million is included in other assets as a receivable from insurance providers as of June 30, 2006, and approximately $3.9 million was included in other assets as of December 31, 2005.

(k) Deferred Financing Costs

     Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit, unamortized deferred financing fees are accounted for in accordance with EITF No. 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements. Accumulated amortization for such costs was $8.0 million and $6.6 million at June 30, 2006 and December 31, 2005, respectively.

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

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - EARNINGS PER COMMON SHARE (CONTINUED)

     The following table sets forth the computation of basic and diluted earnings per common share for the quarters and six months ended June 30, 2006 and June 30, 2005 (amounts in thousands):

                                                                   QUARTERS ENDED     SIX MONTHS ENDED
                                                                      JUNE 30,            JUNE 30,
                                                                  ----------------   -----------------
                                                                   2006      2005      2006      2005
                                                                  ------   -------   -------   -------
NUMERATORS:
   INCOME FROM CONTINUING OPERATIONS:
      Income from continuing operations - basic ...............   $1,218   $ 2,049   $11,087   $10,530
      Amounts allocated to dilutive securities ................      320       553     2,912     2,864
                                                                  ------   -------   -------   -------
      Income from continuing operations - fully diluted .......   $1,538   $ 2,602   $13,999   $13,394
                                                                  ======   =======   =======   =======
   INCOME FROM DISCONTINUED OPERATIONS:
      Income from discontinued operations - basic .............   $    1   $   438   $   194   $   666
      Amounts allocated to dilutive securities ................       --       116        51       178
                                                                  ------   -------   -------   -------
      Income from discontinued operations - fully diluted .....   $    1   $   554   $   245   $   844
                                                                  ======   =======   =======   =======
   NET INCOME AVAILABLE FOR COMMON SHARES - FULLY DILUTED:
      Net income available for Common Shares - basic ..........   $1,219   $ 2,487   $11,281   $11,196
      Amounts allocated to dilutive securities ................      320       669     2,963     3,042
                                                                  ------   -------   -------   -------
      Net income available for Common Shares - fully diluted ..   $1,539   $ 3,156   $14,244   $14,238
                                                                  ======   =======   =======   =======
DENOMINATOR:
      Weighted average Common Shares outstanding - basic ......   23,384    23,042    23,358    23,008
      Effect of dilutive securities:
         Redemption of Common OP Units for
            Common Shares .....................................    6,201     6,314     6,204     6,325
         Employee stock options and restricted shares .........      620       618       635       601
                                                                  ------   -------   -------   -------
Weighted average Common Shares outstanding - fully diluted ....   30,205    29,974    30,197    29,934
                                                                  ======   =======   =======   =======

NOTE 3 - COMMON STOCK AND OTHER EQUITY RELATED TRANSACTIONS

     On July 14, 2006, the Company paid a $0.075 per share distribution for the quarter ended June 30, 2006 to the stockholders of record on June 30, 2006.

     On April 14, 2006, the Company paid a $0.075 per share distribution for the quarter ended March 31, 2006 to stockholders of record on March 31, 2006.

     On June 30, 2006 and March 31, 2006, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million of Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT IN REAL ESTATE

     Investment in real estate is comprised of (amounts in thousands):

Properties Held for Long Term

                                                   JUNE 30,    DECEMBER 31,
                                                     2006          2005
                                                  ----------   ------------
Investment in real estate:
   Land .......................................   $  519,029    $  486,299
   Land improvements ..........................    1,609,078     1,494,427
   Buildings and other depreciable property ...      136,386       134,187
                                                  ----------    ----------
                                                   2,264,493     2,114,913
   Accumulated depreciation ...................     (395,370)     (365,688)
                                                  ----------    ----------
      Net investment in real estate ...........   $1,869,123    $1,749,225
                                                  ==========    ==========

Properties Held for Sale

                                                  JUNE 30,   DECEMBER 31,
                                                    2006         2005
                                                  --------   ------------
Investment in real estate:
   Land .......................................   $ 4,517      $  6,914
   Land improvements ..........................    20,233        29,137
   Buildings and other depreciable property ...     1,138         1,603
                                                  -------      --------
                                                   25,888        37,654
   Accumulated depreciation ...................    (9,354)      (12,637)
                                                  -------      --------
      Net investment in real estate ...........   $16,534      $ 25,017
                                                  =======      ========

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Building and other depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, and furniture, fixtures and equipment.

     During the six months ended June 30, 2006, the Company acquired the following Properties (amounts in millions except site information):

                                                                           TOTAL    REAL              NET
 CLOSING DATE               PROPERTY                     LOCATION          SITES   ESTATE    DEBT   EQUITY
 ------------               --------                     --------          -----   ------   -----   ------
March 22, 2006   Mezzanine Portfolio (a)         Various (11 Properties)   5,057   $105.0   $73.0    $ 0.0
April 14, 2006   Thousand Trails Portfolio (b)   Various (2 Properties)      624     10.0      --     10.0
April 25, 2006   Mid-Atlantic Portfolio (c)      Various (7 Properties)    1,594     14.3      --      5.0
June 13, 2006    Tranquil Timbers (d)            Door County, WI             270      2.8      --      2.8

     (a) Purchased remaining interest in the Mezzanine Portfolio in which we had initially invested approximately $30.0 million to acquire preferred equity interests during the first quarter of 2004. The purchase price of $105.0 million included our existing investment of $32.2 million and our general partner investment of $1.4 million. Net working capital acquired included $3.2 million of rents received in advance and $0.4 million in other net payables. In connection with this acquisition we purchased $1.9 million of inventory. The acquisition was funded by new debt financing of $47.1 million and assumed debt of approximately $25.9 million.

     (b) The purchase price includes certain personal property acquired from Privileged Access located throughout the Thousand Trails Portfolio. The Company leased back these Properties to Privileged Access as part of the Thousand Trails Lease (see Note 1(i) - Income from Other Investments, net and Note 6 - Notes Receivable).

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT IN REAL ESTATE (CONTINUED)

     (c) The portfolio was acquired in exchange for $5.0 million in cash, and two Properties previously held for sale, located in Indiana. The Company provided short-term seller financing of $3.4 million. The financing matures on August 25, 2006 and is classified in notes receivable. Net working capital acquired included $0.6 million of rents received in advance. The Company leased all 1,594 sites in the portfolio to Privileged Access for a one-year term expiring April 2007 at an annual rent of $735,000.

     (d) Net working capital acquired included approximately $0.2 million of rents received in advance.

     All acquisitions have been accounted for utilizing the purchase method of accounting, and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be recorded within one year following the acquisitions. The Company acquired all of these Properties from unrelated third parties, including an unrelated joint venture partner.

     The Company actively seeks to acquire additional properties and currently is engaged in negotiations relating to the possible acquisition of a number of properties. At any time these negotiations are at varying stages that may include outstanding contracts to acquire certain properties which are subject to satisfactory completion of our due diligence review.

     As of March 31, 2005, the Company designated seven Properties as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. As such, the results from operations of these Properties have been classified as income from discontinued operations. On November 10, 2005, one Property, Five Seasons in Cedar Rapids, Iowa, was sold. On April 25, 2006 the Company sold Forest Oaks and Windsong, located in Indiana. These properties were sold as part of an exchange for the Mid-Atlantic portfolio (see note (c) above). The remaining four Properties held for disposition are in various stages of negotiations and the Company expects to sell these Properties for proceeds greater than their net book value. Del Rey in Albuquerque, New Mexico, was under contract to be sold for $16.5 million to a single-family home builder. The contract terminated on July 13, 2006, and the Company retained a $1 million non-refundable deposit. The Properties classified as held for disposition as of June 30, 2006 are listed in the table below.

Property                         Location      Sites
--------                         --------      -----
Casa Village..............   Billings, MT       490
Creekside.................   Wyoming, MI        165
Del Rey...................   Albuquerque, NM    407
Holiday Village...........   Sioux City, IA     519

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT IN REAL ESTATE (CONTINUED)

     The following table summarizes the combined results of operations of the four Properties held for sale and three sold Properties for the quarters and six months ended June 30, 2006 and 2005, respectively (amounts in thousands).

                                                 QUARTERS ENDED   SIX MONTHS ENDED
                                                    JUNE 30,          JUNE 30,
                                                 --------------   ---------------
                                                  2006    2005     2006     2005
                                                 -----   ------   ------   ------
Rental income ................................   $ 866   $1,543   $1,985   $3,149
Utility and other income .....................      82      147      191      321
                                                 -----   ------   ------   ------
   Property operating revenues ...............     948    1,690    2,176    3,470
Property operating expenses ..................     541      893    1,308    1,818
                                                 -----   ------   ------   ------
Income from property operations ..............     407      797      868    1,652
   Income from home sales operations and
      other ..................................      21       (7)      38       (9)
Interest .....................................    (227)    (228)    (452)    (454)
Amortization .................................      (8)      (8)     (17)     (16)
Depreciation .................................      --       --       --     (329)
                                                 -----   ------   ------   ------
   Total other expenses ......................    (235)    (236)    (469)    (799)
Minority interest ............................      --     (116)     (51)    (178)
Loss on sale of property .....................    (192)      --     (192)      --
                                                 -----   ------   ------   ------
Net income from discontinued operations ......   $   1   $  438   $  194   $  666
                                                 =====   ======   ======   ======

NOTE 5 - INVESTMENT IN JOINT VENTURES

     The Company recorded approximately $2.6 million and $3.7 million of net income from unconsolidated joint ventures, net of $1.0 million and $0.8 million of depreciation expense for the six months ended June 30, 2006 and 2005, respectively. Included in net income from unconsolidated joint ventures above is $1.2 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively, due to distributions exceeding the Company's basis.

     The Company received approximately $3.9 million in distributions from such joint ventures for the six months ended June 30, 2006. Included in such distributions is $1.4 million received as a result of the sale of Indian Wells, $0.6 million received as a result of the sale of the Company's interest in Blazing Star, and $0.2 million received from a refinancing. The Company received approximately $7.8 million in distributions from such joint ventures for the six months ended June 30, 2005. Included in such distributions is $6.1 million of proceeds received from refinancings. Due to the Company's inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

     On March 22, 2006, the Company acquired the remaining interest in the Mezzanine Investments (see Note 4 - Investment in Real Estate).

     On April 13, 2006, the Company invested in three joint ventures known as the Morgan Portfolio each owning one Property for approximately $0.9 million. These Properties are located in the Northeast and contain 706 sites.

     On April 18, 2006, the Property owned by the Indian Wells joint venture was sold for proceeds of approximately $9.5 million. Approximately $4.2 million of debt was repaid leaving net proceeds of $5.3 million. The Company received a distribution from the joint venture of approximately $1.4 million as a result of this sale. A net gain on sale of property of approximately $1.0 million is included in equity in income of unconsolidated joint ventures.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN JOINT VENTURES (CONTINUED)

     On June 29, 2006, the Company sold its 40% interest in Blazing Star, a Diversified Investment, and received a return of capital of approximately $0.6 million. There was no gain or loss as a result of this sale.

     The following table summarizes the Company's investment in unconsolidated joint ventures (with the number of Properties shown parenthetically for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively):

                                                       NUMBER OF     ECONOMIC     INVESTMENT AS OF   INVESTMENT AS OF
           INVESTMENT                  LOCATION          SITES     INTEREST (A)     JUNE 30, 2006      DEC. 31, 2005
           ----------             ------------------   ---------   ------------   ----------------   ----------------
                                                                                   (in thousands)     (in thousands)
Meadows Investments............   Various (2),(2)        1,027           50%           $   572            $   280
Lakeshore Investments..........   Florida (2),(2)          343           90%                27                 32
Voyager........................   Tucson, AZ (1),(1)     1,575           25%             3,370              3,115
Mezzanine Investments..........   Various (0),(11)          --           --(b)              --             32,380
Indian Wells...................   Indio, CA (0),(1)         --           --                 --                248
Diversified Investments........   Various (11),(12)      4,443           25%             2,183              3,258
Maine Portfolio................   Maine (3),(3)            495           50%             6,670              6,898
Morgan Portfolio...............   Various (3),(0)          706           25%               865                 --
                                                         -----                         -------            -------
                                                         8,589                         $13,687            $46,211
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

                                 BALANCE SHEETS

                                             AS OF
                                    -----------------------
                                    JUNE 30,   DECEMBER 31,
                                      2006         2005
                                    --------   ------------
ASSETS
   Real estate, net .............   $117,133     $194,788
   Other assets .................     14,030       23,378
                                    --------     --------
TOTAL ASSETS ....................   $131,163     $218,166
                                    ========     ========
LIABILITIES & EQUITY
   Mortgage debt & other loans ..   $104,954     $171,285
   Other liabilities ............     13,243       15,169
   Partners' equity .............     12,966       31,712
                                    --------     --------
TOTAL LIABILITIES & EQUITY ......   $131,163     $218,166
                                    ========     ========

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - INVESTMENT IN JOINT VENTURES (CONTINUED)

                            STATEMENTS OF OPERATIONS

                                   QUARTERS ENDED     SIX MONTHS ENDED
                                      JUNE 30,            JUNE 30,
                                 -----------------   -----------------
                                   2006      2005      2006      2005
                                 -------   -------   -------   -------
Rentals ......................   $ 4,882   $ 7,913   $ 8,403   $17,107
Other Income .................     1,353     1,429     2,933     3,403
                                 -------   -------   -------   -------
TOTAL REVENUES ...............     6,235     9,342    11,336    20,510

Operating Expenses ...........     3,340     4,478     6,722     9,128
Interest .....................     1,441     2,399     3,033     4,774
Other (Income) & Expenses ....    (4,257)      438    (4,080)    1,188
Depreciation & Amortization ..     1,702     2,893     3,396     5,630
                                 -------   -------   -------   -------
TOTAL EXPENSES ...............     2,226    10,208     9,071    20,720
                                 -------   -------   -------   -------
NET INCOME (LOSS) ............   $ 4,009   $  (866)  $ 2,265   $  (210)
                                 =======   =======   =======   =======

NOTE 6 - NOTES RECEIVABLE

     As of June 30, 2006 and December 31, 2005, the Company had approximately $26.0 million and $11.6 million in notes receivable, respectively. As of June 30, 2006, the Company had approximately $9.9 million in Chattel Loans receivable, which had an interest yield at a per annum average rate of approximately 9.8%, and an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of $81,000 as of June 30, 2006 and December 31, 2005.

     On November 15, 2005, the Company entered into an agreement to loan Privileged Access up to $0.5 million. As of June 30, 2006, this loan has been repaid in full and has been cancelled.

     On April 14, 2006, the Company loaned Privileged Access $12.25 million in order to facilitate the Privileged Access acquisition of TT (see Note 1(i) - Income from Other Investments, net and Note 4 - Investment In Real Estate). This loan is secured by the net contract receivables owned by Privileged Access. The note receivable bears interest at a per annum rate of prime plus 1.5% and matures on April 13, 2007.

     On April 25, 2006, the Company provided short-term seller financing in the form of a note receivable of $3.4 million relating to the acquisition of the Mid-Atlantic Portfolio (see Note 4 - Investment in Real Estate). The notes receivable bear interest at a per annum rate of prime and mature in August 2006.

     As of June 30, 2006 and December 31, 2005 the Company has approximately $0.4 million in notes receivable which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of common OP Units and partnership interests in certain joint ventures.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM BORROWINGS

FINANCING, REFINANCING AND EARLY DEBT RETIREMENT

     On March 22, 2006, the Company assumed $25.9 million in mortgage debt on four of the eleven Properties related to the acquisition of the Mezzanine Portfolio (see Note 4 - Investment in Real Estate). In addition, the Company financed $47.1 million of mortgage debt on the remaining seven Properties in the Mezzanine Portfolio. The seven mortgages bear interest at weighted average rates ranging from 5.70% to 5.72% per annum, and mature in April 2016. The Company assumed $25.9 million in mortgage debt on four of the eleven Properties related to the acquisition of the Mezzanine Portfolio. On April 16, 2006, the mortgage debt of approximately $4.1 million on one Property was defeased and net proceeds of approximately $2.6 million were received. These proceeds were used to pay down the lines of credit. The loan bears interest at 5.72% per annum and matures in April, 2016. The mortgage debt on two Properties will be defeased and refinanced in the third quarter of 2006 at an average rate of 5.7% and mature in April 2016. The mortgage debt on two Properties will be defeased and refinanced in the third quarter of 2006 at an average rate of 5.7% and mature in April 2016. The remaining mortgage debt of approximately $10 million bears interest at 5.22% and matures in April 2009. The Company is currently reviewing its options for this debt.

     On June 13, 2006 as a result of meeting certain operational criteria at its Monte Vista Property, the Company received an additional $3 million in mortgage debt proceeds as per the loan document. Proceeds from this transaction were used to pay down the Company's lines of credit.

     In addition, the Company recently renewed its unsecured debt. The Term Loan and $160 million in lines of credit were replaced with $275 million in lines of credit with a four-year maturity and one-year extension option, bearing interest at LIBOR plus 1.20% with 0.15% facility fee. The interest rate, including a facility fee, on $100 million of the outstanding balance on the new lines of credit is fixed at 6.18% per annum through mid-December 2006.

Secured Debt

     As of June 30, 2006 and December 31, 2005, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $1,557 million and $1,485 million, respectively, and approximately $15 million of mortgage indebtedness as of June 30, 2006 and December 31, 2005 on Properties held for sale. The weighted average interest rate on this mortgage indebtedness for the six months ended June 30, 2006 and June 30, 2005 was approximately 5.75% and 6.24% per annum, respectively. The debt bears interest at rates of 4.17% to 9.35% per annum and matures on various dates ranging from 2007 to 2016, with one additional loan maturing in 2027. Included in our debt balance are three capital leases with an imputed interest rate of 11.6% per annum. The debt encumbered a total of 161 and 150 of the Company's Properties as of June 30, 2006 and December 31, 2005, respectively, and the carrying value of such Properties held for the long term was approximately $1,706 million and $1,603 million, respectively, as of such dates.

Unsecured Loans

     During the quarter ended June 30, 2006 the Company replaced its $110 million line of credit and its $100 million Term Loan with a $225 million line of credit with a group of banks, bearing interest at LIBOR plus 1.20% per annum with a 0.15% facility fee, and maturing on June 29, 2010 with a one-year extension. On July 14, 2006, the Company also renewed its $50 million line of credit with the same terms as above totaling $275 million in lines of credit. As of June 30, 2006, the Company had $127 million available to be drawn on its lines of credit.

Other Loans

     During the six months ended June 30, 2006, the Company borrowed $3.6 million to finance its insurance premium payments. As of June 30, 2006, approximately $2.3 million remained outstanding. This loan is due in January 2007 and bears interest at 5.30% per annum.

                        EQUITY LIFESTYLE PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), "Share Based Payment" ("SFAS 123(R)"), which was adopted on July 1, 2005. Prior to this, the Company accounted for its stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), "Accounting for Stock Based Compensation," which resulted in compensation expense being recorded based on the fair value of the stock option compensation issued. Since the Company chose to use the modified prospective method and the Black-Scholes-Merton formula to estimate the value of Options granted to employees and non-employees the results of the adoption had no material impact on the Company's results of operations or financial position.

     Stock-based compensation expense was approximately $1.5 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively.

     Pursuant to the Stock Option Plan as discussed in Note 12 to the 2005 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options ("Options"). During the six months ended June 30, 2006, Options for 75,604 shares of common stock were exercised for proceeds of approximately $1.0 million.

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

     The Company's efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin ("CMHOA"), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believes had been agreed to by the CMHOA in a settlement agreement. On May 23, 2004, the California Court of Appeal affirmed the trial court's order dismissing the Company's claims against the City of San Rafael. The CMHOA continues to seek damages from the Company in this matter. The Company has reached a settlement with the CMHOA in this matter which allows the Company to recover $3.72 of the requested monthly pass-through and does not provide for the payment of any damages to the CMHOA. Both the CMHOA and the Company will bring motions for their respective attorneys' fees which motions are expected to be heard by the Court in the last quarter of 2006. The Company intends to vigorously defend this matter should the settlement not become final. The Company believes that such lawsuits will be a consequence of the Company's efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

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

     On June 22, 2006, the parties participated in a mediation session, and the mediation has been continued to an unspecified future date. In addition, discovery in the case is ongoing. The case has been set for trial on October 26, 2006.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a fully integrated owner and operator of lifestyle-oriented properties ("Properties"). The Company leases individual developed areas ("sites") with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles ("RVs"). The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of June 30, 2006, the Company owned or had an ownership interest in a portfolio of 294 Properties located throughout the United States and Canada containing 108,439 residential sites. These Properties are located in 30 states and British Columbia (with the number of Properties in each state or province shown parenthetically) Florida (86), California (47), Arizona (35), Texas (15), Washington (13), Colorado (10), Oregon (9), Delaware (7), North Carolina (7), Pennsylvania (7), Nevada (6), Wisconsin (6), Indiana (5), Maine (5), New York
(5), Virginia (5), Illinois (3), Michigan (3), South Carolina (3), Massachusetts
(2), New Jersey (2), Ohio (2), Tennessee (2), Utah (2), Alabama (1), Iowa (1), Kentucky (1), Montana (1), New Hampshire (1), New Mexico (1), and British Columbia (1).

     This report includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as "anticipate," "expect," "believe," "project," "intend," "may be" and "will be" and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to: in the age-qualified Properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial markets volatility; in the all-age Properties, results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing, and competition from alternative housing options including site-built single-family housing; our ability to maintain rental rates and occupancy with respect to Properties currently owned or pending acquisitions; our assumptions about rental and home sales markets; the completion of pending acquisitions and timing with respect thereto; the effect of interest rates as well as other risks indicated from time to time in our filings with the Securities and Exchange Commission. These forward-looking statements are based on management's present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

     The following chart lists the Properties acquired, invested in, or sold since January 1, 2005.

                        PROPERTY                           TRANSACTION DATE     SITES
                        --------                          ------------------   -------
TOTAL SITES AS OF JANUARY 1, 2005......................                        102,432

PROPERTY OR PORTFOLIO (# OF PROPERTIES IN PARENTHESES):
   San Francisco RV....................................   June 20, 2005            182
   Morgan Portfolio (5)................................   August 12, 2005        2,929
   Lake George Escape..................................   September 15, 2005       576
   Thousand Trails (2).................................   April 14, 2006           624
   Mid-Atlantic Portfolio (7)..........................   April 25, 2006         1,594
   Tranquil Timbers....................................   June 13, 2006            270

JOINT VENTURES:
   Maine Portfolio (3).................................   April 7, 2005            495
   Morgan Portfolio (3)................................   April 13, 2006           706

EXPANSION SITE DEVELOPMENT AND OTHER:
   Sites added (reconfigured) in 2005..................                            113
   Sites added (reconfigured) in 2006..................                              7

DISPOSITIONS:
   Five Seasons........................................   November 10, 2005       (390)
   Indian Wells (Joint Venture)........................   April 18, 2006          (350)
   Forest Oaks.........................................   April 25, 2006          (227)
   Windsong............................................   April 25, 2006          (268)
   Blazing Star (Joint Venture)........................   June 29, 2006           (254)
                                                                               -------
TOTAL SITES AS OF JUNE 30, 2006........................                        108,439
                                                                               =======

     Since December 31, 2004, the gross investment in real estate has increased from $2,036 million to $2,290 million as of June 30, 2006. The total number of sites owned, controlled, or in which the Company holds an investment, has increased from 102,432 as of December 31, 2004 to 108,439 as of June 30, 2006.

OUTLOOK

     Occupancy in our Properties as well as our ability to increase rental rates directly affect revenues. We currently have approximately 64,500 annual sites for which we expect to have average annual revenue of approximately $4,500 per site. We have 8,000 seasonal sites, which are leased to customers generally for three to six months, for which it expects to collect annualized rental revenues in the range of $1,900 to $2,000 per site. We also have 7,200 transient sites, occupied by customers who lease on a short-term basis, for which we expect to collect annualized rental revenues in the range of $2,600 to $2,800 per site. We expect to service 60,000 customers with these transient sites. We consider the transient revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer's vacation and travel preferences. Finally, we have approximately 20,100 Membership sites consisting of Thousand Trails and Mid-Atlantic Portfolio sites for which we receive ground rent of $18.2 million annually (subject to annual escalations). See the following discussion under "Privileged Access" for changes we made to this lease and the impact of these changes. This rent is classified in Income from other investments, net in the Consolidated Statements of Operations. We have interests in Properties containing approximately 8,600 sites for which revenue is classified as Equity in income of unconsolidated joint ventures in the Consolidated Statements of Operations.

                         TOTAL SITES AS OF   TOTAL SITES AS OF
                              JUNE 30,          DECEMBER 31,       APPROX. ANNUAL
                                2006                2005         REVENUE RANGE (1)
                         (rounded to 000s)   (rounded to 000s)          2006
                         -----------------   -----------------   -----------------
Community sites (2) ..         45,700              44,900         $5,700-$5,800(3)
Resort sites:
   Annual ............         18,800              15,500         $3,000-$3,200
   Seasonal ..........          8,000               8,000         $1,900-$2,000
   Transient .........          7,200               6,500         $2,600-$2,800
   Membership ........         20,100              17,900
Joint Ventures .......          8,600              13,500
                              -------             -------
                              108,400             106,300
                              =======             =======

(1)  All ranges exclude utility and other income.

(2) Quarter ended June 30, 2006 includes 1,581 sites from discontinued operations. Quarter ended December 31, 2005 includes 2,076 sites from discontinued operations.

(3) Based on occupied sites. Average occupancy for the six months ended June 30, 2006 was approximately 90.1%.

SUPPLEMENTAL PROPERTY DISCLOSURE

We provide the following disclosures with respect to certain assets:

     - Sunshine Key - Sunshine Key is a 409-site lifestyle-oriented resort Property containing a 200-slip marina located in the Florida Keys. The Property is an individual 54-acre island. We purchased Sunshine Key for approximately $21 million in February 2004 as part of a larger portfolio. In 2005, the Property generated approximately $2 million in property and home sales operations. Sunshine Key is owned by a taxable REIT subsidiary. Subject to certain provisions, there are rights to redevelop the Property into 104 attached hotel units, 152 detached hotel units (park models) and 146 RV sites.

          We believe that because of the size, quality and location of Sunshine Key, it represents an irreplaceable asset and therefore, would not normally be considered for sale. However, based on unsolicited purchase inquiries, we determined that a sale may be beneficial if we could defer the gain on sale and reinvest the proceeds from the sale into a diversified portfolio of properties meeting our long-term investment criteria, or if we could significantly increase cash flow from the Property by participating in a transaction with a developer where we could retain an interest in the Property through a ground lease structure.

          In November 2005, we entered into a contract to sell Sunshine Key. At the time, we were negotiating for the acquisition of a portfolio that we believed would be an appropriate alternative use of the capital gained from the sale. A provision of the contract allowed us to terminate the contract through June 2006 to the extent we were unable to find appropriate alternative investments. Discussions with respect to a potential replacement portfolio did not lead to a transaction and we communicated such to the potential acquirer of Sunshine Key. In response, the potential acquirer discussed potential alternative transactions with us including, among others the sale of the Property at an increased price, and entering into a long-term ground lease transaction. After consideration, we exercised our right to terminate the contract. The purchase price of the Property under the contract was $70 million.

     - Lazy Lakes - Lazy Lakes is a 100-site lifestyle-oriented resort Property located in Sugar Loaf Key, Florida on 12.6 acres, including an 8-acre lagoon. We purchased Lazy Lakes for approximately $3 million in February 2004 as part of a larger portfolio. In 2005, the Property generated approximately $150,000 in property and home sales operations.

          In January 2006, we entered into a contract to sell Lazy Lakes for $8 million. This Property is owned by a limited partnership. The contract provided us the right to terminate the contract through June 2006 to the extent we were not able to find appropriate alternative investments for the capital gained from the potential sale; however, such right was not exercised. As a result, the buyer deposited an additional $250,000 of earnest money for a total non-refundable deposit of $500,000. The contract, including an extension option, expires in January 2007. However, there are no assurances that the transaction will close. The decision to pursue the transaction was based on 1) existing limitations on utilizing the sites within the Property due to size constraints, 2) the relative difficulty of redeveloping the Property in a manner consistent with our business, 3) the impact that recent hurricanes have had on the infrastructure and
          4) potential development restrictions imposed by government agencies.

     - Monte Vista - Monte Vista is a lifestyle-oriented resort Property located in Mesa, Arizona containing approximately 50 acres of vacant land. We have obtained approval to develop 275 manufactured home and 240 RV sites on this land. In connection with evaluating the development of Monte Vista, we evaluated selling the land and subsequently decided to list 26 acres of the land for sale. We have received several bids of approximately $10.4 million and are now evaluating those bids. No assurances can be given that any sale transaction will materialize. With respect to the land not listed for sale, we intend to develop additional RV sites and may consider other alternative uses for the land or sale of the acreage. We anticipate that we will proceed with the development if we determine that any offers or the terms thereof are unacceptable.

     - Bulow Plantation - Bulow Plantation is a 626-site mixed lifestyle-oriented resort Property and manufactured home community located in Flagler Beach, Florida which contains approximately 180 acres of adjacent vacant land. We have obtained approval for an additional manufactured home community development of approximately 700 sites on this land. In connection with evaluating the possible development and based on inquiries from single-family home developers, we evaluated a sale of the land. Subsequently, we listed the land for sale for a purchase price of $28 million. We anticipate that we will proceed with the development if we determine that any offers or the terms thereof are unacceptable.

     - Holiday Village, Florida - Holiday Village is a 128-site manufactured home community located in Vero Beach, Florida, on approximately 18 acres of land. As a result of the 2004 hurricanes, this Property is less than 50% occupied. We expect to notify the residents that we intend to list the Property for sale for a purchase price of $6 million.

PRIVILEGED ACCESS

     On October 17, 2005, we announced that Mr. Joe McAdams resigned from the Company's Board of Directors in order to pursue a new venture called Privileged Access. Privileged Access is leasing sites at certain of our Properties for the purpose of creating flexible use products. These products may include the sale of timeshare or fractional interests in resort homes or cottages and membership and vacation-club products. Leasing our sites to Privileged Access allows us to participate in these products and activities while achieving long-term rental of our sites. We expect to lease additional sites to Privileged Access for this purpose at other Properties in the future.

     On April 14, 2006, Privileged Access acquired our tenant, Thousand Trails ("TT"). Under the terms of the lease with TT, the Company consented to the ownership change. In addition, we waived an existing right of first offer due to the relatively accelerated timing of the transaction and the lack of definitive guidance regarding the tax treatment of gross income from membership contracts for REIT gross income test purposes. TT generates approximately $100 million in annual revenue principally related to its member contracts. In connection with the transaction, we acquired two additional Properties for $10 million and amended the lease to include those Properties for a total of 59 Properties and 18,535 sites. The amended terms include, among other provisions, an increase in the annual fixed rent to approximately $17.5 million (subject to annual CPI escalations beginning on January 1, 2007), and an increase in the cash reserves held for the benefit of the Company from approximately $3 million, to in excess of $12 million. The remaining term of the amended lease is approximately 14 years, with two five-year renewals, at the option of TT.

     The Company also entered into an option, subject to certain contingencies, to acquire TT beginning in April of 2009. One of the option contingences requires the Company to obtain assurance regarding the qualification of the income from membership contracts for REIT income test purposes. In order to facilitate the closing of the transaction, the Company loaned Privileged Access approximately $12.3 million at per annum interest rate of prime plus 1.5%, maturing in one year and secured by approximately $17 million of TT membership sales contract receivables. The Company financed the acquisition of the additional Properties and the loan with a draw on its existing lines of credit.

     On April 25, 2006, the Company acquired seven lifestyle-oriented Properties ("Mid-Atlantic Portfolio") which contain 1,594 sites including 950 acres of developable expansion land and are located in Florida, New York, North Carolina, South Carolina, Michigan, Kentucky and Alabama. The resort sites, which service an existing member base in excess of 7,000 active members, were leased to Privileged Access for a term of approximately one year at $735,000 per annum.

     On June 12, 2006, the Company entered into an additional one-year lease with Privileged Access to lease 130 sites at Tropical Palms, a Property located near Orlando, Florida for an annual rate of approximately $1.9 million.

     As of June 30, 2006, the Company is leasing 20,259 sites at 67 Properties to Privileged Access or its subsidiaries.

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

     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of July 20, 2006, the Company estimates its total claim to be $20.1 million of which, approximately $18.9 million of claims, including business interruption, have been submitted to our insurance companies for reimbursement. Through June 30, 2006, the Company has made total expenditures of approximately $12.8 million and expects to incur additional expenditures to complete the work necessary to restore our Properties to their pre-hurricanes condition. The Company has received proceeds from insurance carriers of approximately $3.9 million through June 30, 2006. On July 31, 2006, the Company received an additional $0.5 million in proceeds from its insurance carriers. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $3.9 million of these expenditures have been capitalized per the Company's capitalization policy through June 30, 2006.

     Approximately 33 Properties located in southern Florida were impacted by Hurricane Wilma in October 2005. As of July 19, 2006, approximately $1.3 million of claims have been submitted to our insurance company for reimbursement. Through June 30, 2006, the Company has made total expenditures of approximately $2.4 million and is still evaluating the total costs it expects to incur. Through June 30, 2006, $1.6 million has been charged to operations ($0.3 million in 2006 and $1.3 million in 2005) and $0.4 million was capitalized to fixed assets.

     Approximately $3.2 million is included in other assets as a receivable from insurance providers as of June 30, 2006, and approximately $3.9 million was included in other assets as of December 31, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Refer to the 2005 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investment in unconsolidated joint ventures, accounting for stock compensation and other critical estimates. During the six months ended June 30, 2006, there were no changes to these policies.

RESULTS OF OPERATIONS

     The results from operations for the four Properties and three sold Properties designated as held for disposition pursuant to SFAS No. 144 have been classified as income from discontinued operations. See Note 4 - Investment in Real Estate of the Notes to the Consolidated Financial Statements for summarized information for these Properties.

COMPARISON OF THE QUARTER ENDED JUNE 30, 2006 TO THE QUARTER ENDED JUNE 30, 2005

     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods ("Core Portfolio") and the Total Portfolio for the quarters ended June 30, 2006 and 2005 (amounts in thousands).

                                                  CORE PORTFOLIO                           TOTAL PORTFOLIO
                                     ---------------------------------------   ---------------------------------------
                                                         INCREASE /      %                         INCREASE /      %
                                       2006      2005    (DECREASE)   CHANGE     2006      2005    (DECREASE)   CHANGE
                                     -------   -------   ----------   ------   -------   -------   ----------   ------
Community base rental income .....   $55,424   $53,041     $2,383      4.5%    $56,409   $53,041     $3,368       6.4%
Resort base rental income ........    15,933    15,223        710      4.7%     19,999    15,223      4,776      31.4%
Utility and other income .........     7,222     6,936        286      4.1%      7,769     6,936        833      12.0%
                                     -------   -------     ------      ---     -------   -------     ------      ----
Property operating revenues ......    78,579    75,200      3,379      4.5%     84,177    75,200      8,977      11.9%
Property operating and
   maintenance ...................    26,795    24,510      2,285      9.3%     29,544    24,510      5,034      20.5%
Real estate taxes ................     6,316     6,286         30      0.5%      6,753     6,286        467       7.4%
Property management ..............     4,096     3,966        130      3.3%      4,374     3,966        408      10.3%
                                     -------   -------     ------      ---     -------   -------     ------      ----
Property operating expenses ......    37,207    34,762      2,445      7.0%     40,671    34,762      5,909      17.0%
                                     -------   -------     ------      ---     -------   -------     ------      ----
Income from property operations ..   $41,372   $40,438     $  934      2.3%    $43,506   $40,438     $3,068       7.6%
                                     =======   =======     ======      ===     =======   =======     ======      ====

PROPERTY OPERATING REVENUES

     The 4.5% increase in the Core Portfolio property operating revenues reflects: (i) a 4.6% increase in rates in our community base rental income combined with a 0.1% decrease in occupancy, (ii) a 4.7% increase in revenues for our resort base income, and (iii) an increase in utility income due to increased pass-throughs at certain Properties. Total Portfolio property operating revenues increased due to site rental rate increases and our 2005 and 2006 acquisitions.

PROPERTY OPERATING EXPENSES

     The 7.0% increase in property operating expenses in the Core Portfolio reflects a 9.3% increase in property operating and maintenance expense due primarily to increases in utilities, repairs and maintenance, and insurance costs. The increase in real estate taxes in the Core Portfolio is generally due to higher property assessments on certain Properties. Our Total Portfolio property operating expenses increased due to higher tax assessments and our 2005 and 2006 acquisitions. Core Portfolio and Total Portfolio property management expense increased mainly due to increased resources required as a result of our recent growth.

HOME SALES OPERATIONS

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended June 30, 2006 and June 30, 2005 (dollars in thousands).

                                                      HOME SALES OPERATIONS
                                            -----------------------------------------
                                              2006       2005     VARIANCE   % CHANGE
                                            --------   --------   --------   --------
   Gross revenues from new home sales ...   $ 17,351   $ 16,253    $1,098       6.8%
   Cost of new home sales ...............    (15,045)   (14,061)     (984)     (7.0%)
                                            --------   --------    ------    ------
   Gross profit from new home sales .....      2,306      2,192       114       5.2%
   Gross revenues from used home sales ..        717      1,197      (480)    (40.1%)
   Cost of used home sales ..............       (748)    (1,562)      814      52.1%
                                            --------   --------    ------    ------
   Gross profit from used home sales ....        (31)      (365)      334     (91.4%)
   Brokered resale revenues, net ........        618        813      (195)    (24.0%)
   Home selling expenses ................     (2,449)    (2,224)     (225)    (10.1%)
   Ancillary services revenues, net .....        199        (13)      212    1630.8%
                                            --------   --------    ------    ------
   Income from home sales operations ....   $    643   $    403    $  240      59.6%
                                            ========   ========    ======    ======
HOME SALES VOLUMES
   New home sales (1) ...................        208        186        22      11.8%
   Used home sales (2) ..................        104         92        12      13.0%
   Brokered home resales ................        377        439       (62)    (14.1%)

(1) Includes third-party dealer home sales of 15 and four for the periods ending June 30, 2006 and 2005, respectively.

(2) Includes third-party dealer home sales of two and zero for the periods ending June 30, 2006 and 2005, respectively

     New home sales gross profit reflects a 6.0% increase in sales volume. Used home sales gross profit increased due to a 10.9% increase in sales volume combined with an increase in the gross margin. Brokered resale volumes decreased 14.1% while revenues per home also decreased slightly.

OTHER INCOME AND EXPENSES

     The following table summarizes other income and expenses for the quarters ended June 30, 2006 and June 30, 2005 (amounts in thousands).

                                                                            %
                                          2006       2005     VARIANCE    CHANGE
                                        --------   --------   --------   --------
Interest income .....................   $    555   $    312   $   243      77.9%
Income from other investments, net ..      4,779      4,347       432       9.9%
General and administrative ..........     (3,578)    (3,815)      237      (6.2%)
Rent control initiatives ............       (204)       (43)     (161)   (373.6%)
Interest and related amortization ...    (26,261)   (25,003)   (1,258)     (5.0%)
Depreciation on corporate assets ....       (102)      (223)      122     (54.4%)
Depreciation on real estate assets ..    (15,101)   (13,761)   (1,340)     (9.7%)
                                        --------   --------   -------    ------
   Total other (expenses), net ......   $(39,912)  $(38,186)  $(1,726)     (4.5%)
                                        ========   ========   =======    ======

     Interest income increased due to interest earned on the Privileged Access note. Income from other investments, net increased as a result of the TT lease amendments and a reduction in corporate expenses. General and administrative expense decreased due to a decrease in rent litigation-related legal costs. Interest expense increased primarily due to our acquisitions. Depreciation expense increased due to the 2005 and 2006 acquisitions. Rent control initiatives increased as a result of the varying legal activity related to these cases.

EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES

     For the quarter ended June 30, 2006, equity in income of unconsolidated joint ventures decreased $1.7 million from the same period last year, due primarily to refinancing proceeds from one joint venture received in 2005 of which $1.2 million was included in income and the purchase of the remaining interest in the Mezzanine Properties in the first quarter of 2006 now included in income from property operations.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED JUNE 30, 2005

     The following table summarizes certain financial and statistical data for the Property Operations for our Core Portfolio and our Total Portfolio for the six months ended June 30, 2006 and 2005 (amounts in thousands).

                                                      CORE PORTFOLIO                             TOTAL PORTFOLIO
                                        -----------------------------------------   -----------------------------------------
                                                              INCREASE /      %                           INCREASE /      %
                                          2006       2005     (DECREASE)   CHANGE    2006       2005      (DECREASE)   CHANGE
                                        --------   --------   ----------   ------   --------   --------   ----------   ------
Community base rental income ........   $110,645   $105,960     $4,685       4.4%   $111,739   $105,960     $ 5,779      5.5%
Resort base rental income ...........     41,235     39,794      1,441       3.6%     46,907     39,794       7,113     17.9%
Utility and other income ............     15,325     14,634        691       4.7%     15,913     14,634       1,279      8.7%
                                        --------   --------     ------      ----    --------   --------     -------     ----
   Property operating revenues ......    167,205    160,388      6,817       4.3%    174,559    160,388      14,171      8.8%
Property operating and maintenance ..     53,783     50,804      2,979       5.9%     57,261     50,804       6,457     12.7%
Real estate taxes ...................     12,710     12,446        264       2.1%     13,351     12,446         905      7.3%
Property management .................      8,640      7,615      1,025      13.5%      9,226      7,615       1,611     21.2%
                                        --------   --------     ------      ----    --------   --------     -------     ----
   Property operating expenses ......     75,133     70,865      4,268       6.0%     79,838     70,865       8,973     12.7%
                                        --------   --------     ------      ----    --------   --------     -------     ----
Income from property operations .....   $ 92,072   $ 89,523     $2,549       2.8%   $ 94,721   $ 89,523     $ 5,198      5.8%
                                        ========   ========     ======      ====    ========   ========     =======     ====

PROPERTY OPERATING REVENUES

     The 4.3% increase in the Core Portfolio property operating revenues reflects: (i) a 4.6% increase in rates in our community base rental income combined with a 0.2% decrease in occupancy, (ii) a 3.6% increase in revenues for our resort base income, and (iii) an increase in utility income due to increased pass-throughs at certain Properties. Total Portfolio property operating revenues increased due to site rental rate increases and our 2005 and 2006 acquisitions.

PROPERTY OPERATING EXPENSES

     The 6.0% increase in property operating expenses in the Core Portfolio reflects a 5.9% increase in property operating and maintenance expense due primarily to increases in utilities, repairs and maintenance, and insurance premiums. The increase in real estate taxes in the Core Portfolio is generally due to higher property assessments on certain Properties. Our Total Portfolio property operating expenses increased due to our 2005 and 2006 acquisitions and an overall increase in insurance, utilities, and repairs and maintenance. Core Portfolio and Total Portfolio property management expense increased mainly due to increased resources required as a result of our recent growth.

HOME SALES OPERATIONS

     The following table summarizes certain financial and statistical data for the Home Sales Operations for the six months ended June 30, 2006 and June 30, 2005 (dollars in thousands).

                                                      HOME SALES OPERATIONS
                                            -----------------------------------------
                                              2006       2005     VARIANCE   % CHANGE
                                            --------   --------   --------   --------
   Gross revenues from new home sales ...   $ 28,688   $ 25,856   $ 2,832      11.0%
   Cost of new home sales ...............    (24,931)   (22,380)   (2,551)    (11.4%)
                                            --------   --------   -------     -----
   Gross profit from new home sales .....      3,757      3,476       281       8.1%
   Gross revenues from used home sales ..      1,313      1,831      (518)    (28.3%)
   Cost of used home sales ..............     (1,173)    (2,190)    1,017      46.4%
                                            --------   --------   -------     -----
   Gross profit from used home sales ....        140       (359)      499     139.0%
   Brokered resale revenues, net ........      1,275      1,417      (142)    (10.0%)
   Home selling expenses ................     (4,923)    (4,262)     (661)    (15.5%)
   Ancillary services revenues, net .....      2,002      1,710       292      17.1%
                                            --------   --------   -------     -----
   Income from home sales operations ....   $  2,251   $  1,982   $   269      13.6%
                                            ========   ========   =======     =====
HOME SALES VOLUMES
   New home sales (1) ...................        354        313        41      13.1%
   Used home sales (2) ..................        180        138        42      30.4%
   Brokered home resales ................        744        808       (64)     (7.9%)

(1) Includes third-party dealer home sales of 29 and 13 for the six months ending June 30, 2006 and 2005, respectively.

(2) Includes third-party dealer home sales of two and zero for the six months ending June 30, 2006 and 2005, respectively.

     New home sales gross profit reflects an 8.3% increase in sales volume. Used home sales gross profit increased due to a 29.0% increase in sales volume combined with an increase in the gross margin. Brokered resale volumes and revenues per home decreased slightly.

OTHER INCOME AND EXPENSES

     The following table summarizes other income and expenses for the six months ended June 30, 2006 and June 30, 2005 (amounts in thousands).

                                          2006       2005     VARIANCE   % CHANGE
                                        --------   --------   --------   --------
Interest income .....................   $    840   $    683   $   157     23.0%
Income from other investments, net ..      9,283      8,396       887     10.6%
General and administrative ..........     (6,801)    (6,685)     (116)    (1.7%)
Rent control initiatives ............       (298)      (613)      315     51.4%
Interest and related amortization ...    (50,886)   (50,002)     (884)    (1.8%)
Depreciation on corporate assets ....       (211)      (439)      228     51.9%
Depreciation on real estate assets ..    (29,475)   (27,259)   (2,216)    (8.1%)
                                        --------   --------   -------     ----
   Total other (expenses), net ......   $(77,548)  $(75,919)  $(1,629)    (2.1%)
                                        ========   ========   =======     ====

     Interest income increased due to interest earned on our Privileged Access note (see "Privileged Access" above). Income from other investments, net increased as a result of the TT lease amendments and a reduction in corporate expenses. General and administrative expense increased due to higher payroll costs related to increased staffing offset by a decrease in legal costs and banking fees. Interest expense increased primarily due to acquisitions offset by a decrease in our average interest rates due to refinancings in the fourth quarter of 2005. Depreciation expense increased due to the 2005 and 2006 acquisitions. Rent control initiatives decreased as a result of the varying legal activity related to these cases.

EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES

     During the six months ended June 30, 2006, equity in income of unconsolidated joint ventures decreased $1.1 million due primarily to refinancing proceeds from one joint venture in 2005 and the Company's purchase of the remaining interest in the Mezzanine Properties in the first quarter 2006, now included in income from property operations.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     As of June 30, 2006, the Company had approximately $0.9 million in cash and cash equivalents and $127 million available on its lines of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital. The table below summarizes cash flow activity for the six months ended June 30, 2006 and 2005 (amounts in thousands).

                                           FOR THE SIX MONTHS ENDED
                                                   JUNE 30,
                                           ------------------------
                                               2006       2005
                                             --------   --------
Cash provided by operating activities ..     $ 49,720   $ 46,327
Cash used in investing activities ......      (46,678)   (21,508)
Cash used in financing activities ......       (2,707)   (22,708)
                                             --------   --------
Net increase in cash ...................     $    335   $  2,111
                                             ========   ========

OPERATING ACTIVITIES

     Net cash provided by operating activities increased $3.4 million from $46.3 million for the six months ended June 30, 2005. The increase reflects increased property operating income as a result of our acquisitions and a decrease in working capital requirements.

INVESTING ACTIVITIES

     Net cash used in investing activities reflects the impact of the following investing activities:

ACQUISITIONS AND DISPOSITIONS OF REAL ESTATE

     During the six months ended June 30, 2006, we completed the following transactions:

     - Purchased the remaining interest in the Mezzanine Properties (the "Mezzanine Portfolio") in which we had initially invested approximately $30.0 million to acquire preferred equity interests during the first quarter of 2004. The Mezzanine Portfolio consists of 11 Properties containing 5,057 sites: five Properties are located in Arizona, four in Florida, and one each in North Carolina and South Carolina. The total purchase price was approximately $105.0 million, including our existing investment in these Properties of $32.2 million and our general partnership investment of $1.4 million. The acquisition was funded by new debt financing of $47.1 million and assumed debt of approximately $25.9 million. Net working capital acquired included $3.2 million of rents received in advance and $0.4 million in other net payables. In connection with this acquisition we also purchased $1.9 million of inventory.

     - Purchased seven lifestyle-oriented Properties which contain 1,594 sites including 950 acres of developable expansion land and are located in Florida, New York, North Carolina, South Carolina, Michigan, Kentucky and Alabama. The total purchase price of approximately $14.3 million was funded by the exchange of two all-age Properties, located in Indiana, previously held for sale containing 495 sites, and $5.0 million in cash. We provided short-term seller financing of $3.4 million. Net working capital acquired included $0.6 million of rents received in advance. The acquisition was funded from our lines of credit.

     - Purchased two additional Thousand Trails Properties, located in California and Florida, and certain personal property for $10.0 million. These Properties were leased back as part of the amended TT lease (see Privileged Access discussion above). The acquisition was funded from our lines of credit.

     - Purchased Tranquil Timbers, a Property located in Door County, Wisconsin, containing 270 sites for a total purchase price of $2.8 million. The acquisition was funded from our lines of credit.

     During the six months ended June 30, 2005, we acquired one Property. The combined real estate investment in this Property was approximately $6.6 million and was funded from our lines of credit.

     We currently have four family Properties held for disposition, which are in various stages of negotiations. We plan to reinvest the proceeds or reduce outstanding lines of credit with the proceeds from these dispositions.

     We continue to look at acquiring additional assets and are at various stages of negotiations with respect to potential acquisitions. Funding is expected to be provided by either proceeds from potential dispositions, lines of credit draws, or other financing.

NOTES RECEIVABLE ACTIVITY

     On April 14, 2006, in connection with Privileged Access purchase of TT (see Privileged Access discussion above) the Company loaned Privileged Access $12.25 million. This loan is secured by the net contract receivables owned by Privileged Access. The note receivable bears interest at a per annum rate of prime plus 1.5% and matures on April 14, 2007. The note contains certain quarterly covenants.

INVESTMENTS IN/ DISTRIBUTIONS FROM UNCONSOLIDATED JOINT VENTURES

     On April 13, 2006, we invested in three joint ventures each owning one Property for approximately $0.9 million. These Properties are located in the Northeast and contain 706 sites.

     During the six months ended June 30, 2006, we received approximately $3.9 million in distributions from our joint ventures. $2.3 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $1.6 million were classified as a return of capital and were included in investing activities. These related to our sale of the Property owned by Indian Wells joint venture and the sale of our interest in the Blazing Star joint venture.

     During the six months ended June 30, 2005, we received approximately $7.8 million in distributions from our joint ventures. $2.9 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $4.9 million were classified as a return of capital and were included in investing activities. These related to a refinancing at one of our joint ventures.

     During the six months ended June 30, 2005, the Company invested approximately $7 million for a 50% preferred joint venture interest in three Properties located near Bar Harbor, Maine.

CAPITAL IMPROVEMENTS

     Capital expenditures for improvements are identified by the Company as recurring capital expenditures ("Recurring CapEx"), site development costs and corporate costs. Recurring CapEx was approximately $5.4 million and $5.3 million for the six months ended June 30, 2006 and June 30, 2005, respectively. Site development costs were approximately $9.8 million and $7.9 million for the six months ended June 30, 2006 and June 30, 2005, respectively, and represent costs to develop expansion sites at certain of the Company's Properties, and costs for improvements to sites when a used home is replaced with a new home. Approximately $0.9 million and $0.0 million in hurricane costs were capitalized in the six months ended June 30, 2006 and 2005, respectively. Corporate costs were approximately $178,000 and $436,000 for the six months ended June 30, 2006 and June 30, 2005, respectively, which reflects an increase in property management support in the previous year.

FINANCING ACTIVITIES

     Net cash used in financing activities reflects the following financing activities:

MORTGAGES AND CREDIT FACILITIES

Financing, Refinancing and Early Debt Retirement

     During the six months ended June 30, 2006, the Company completed the following transactions:

     - Assumed $25.9 million in mortgage debt on four of the eleven Properties related to the acquisition of the Mezzanine Portfolio. The mortgage debt of approximately $4.1 million on one Property was defeased in the second quarter of 2006. We received net proceeds of approximately $2.6 million. The proceeds were used to pay down the lines of credit. The loan bears interest at 5.72% per annum and matures in April 2016. The mortgage debt on two of the four Properties will be defeased and refinanced in the third quarter of 2006 at an average interest rate of 5.7% per annum and mature in April 2016. The loan on the fourth Property of approximately $10 million bears interest at 5.22% per annum and matures in April 2009. We are currently reviewing our options for this debt. In addition, we financed $47.1 million of mortgage debt to acquire the remaining seven Properties in the Mezzanine Portfolio. The seven mortgages bear interest at weighted average rates ranging from 5.70% to 5.72% per annum, and mature in April 2016.

     - Received $3.0 million in mortgage debt proceeds as a result of meeting certain operational criteria at the Monte Vista Property. These proceeds were used to pay down the lines of credit.

     - Renewed our unsecured debt. We replaced the term loan which had a remaining balance of $100 million maturing in 2007, and a $110 million line of credit maturing in August 2006 with a $225 million line of credit with a four-year maturity and one-year extension option. The new facility bears interest at LIBOR plus 1.20% per annum with a 0.15% facility fee per annum. The interest rate on the term loan was LIBOR plus 1.75% per annum and the $110 million line of credit had an interest rate of LIBOR plus 1.65% and had a 0.15% unused fee, both per annum. The interest rate, including a facility fee, on $100 million of the outstanding balance on the new lines of credit is fixed at 6.18% per annum through mid-December 2006. The renewal increases our financial flexibility and lowers our credit spread.

     On July 14, 2006, the Company also renewed its $50 million line of credit which bears interest at LIBOR plus 1.20% per annum with a 0.15% facility fee per annum, maturing on June 29, 2010.

Secured Debt

     Our average long-term debt balance was approximately $1.6 billion in the six months ended June 30, 2006, with a weighted average interest rate of approximately 5.75% per annum. The debt bears interest at rates of 4.17% to 9.35% per annum and matures on various dates ranging from 2007 to 2016, with one additional loan maturing in 2027. Included in our debt balance are three capital leases with an imputed interest rate of 11.6% per annum. Regular debt amortizations for the six months ended June 30, 2006 were approximately $8.0 million.

Unsecured Debt

     Our average unsecured debt balance for the six months ended June 30, 2006 was approximately $135 million with a weighted average interest rate of approximately 6.41% per annum. Throughout the six months ended June 30, 2006, the Company borrowed $94.2 million on its lines of credit and paid down $83.9 million on the lines of credit for a net borrowing of $10.3 million used to fund acquisitions net of repayments from other proceeds and operations. For the six months ended June 30, 2005, we had a net pay down of approximately $77 million, mainly as a result of the preferred OP Unit issuance (see Equity Transactions). As of July 27, 2006, approximately $135.4 million is available to be drawn on these lines of credit.

Other Loans

     During the first quarter of 2006, we borrowed $3.6 million to finance our insurance premium payments. As of June 30, 2006, $2.3 million remained outstanding. This loan is due in January 2007 and bears interest at 5.30% per annum.

     Certain of our mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization ("EBITDA"), limitations on certain holdings and other restrictions.

     As of June 30, 2006, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

Contractual Obligations         Total       2006      2007      2008       2009    2010 (2)   Thereafter
-----------------------      ----------   -------   -------   --------   -------   --------   ----------
Long Term Debt (1)........   $1,716,637   $12,188   $36,095   $202,055   $86,490   $376,006   $1,003,803
Weighted average per annum
   interest rates.........         5.99%     3.28%     6.80%      5.56%     6.63%      7.16%        5.73%

(1)  Balance excludes net premiums and discounts of $5.8 million.

(2) Includes lines of credit repayments in 2010 of $148 million. We have an option to extend this maturity for one year to 2011.

     Included in the above table are certain capital lease obligations totaling approximately $6.5 million. These agreements expire in June 2009 and are paid semi-annually at an imputed interest rate of 11.6% per annum.

     In addition, we have various contracts with vendors to perform services in the future for our operations. These contracts include terms for cancellation and are individually immaterial.

     Furthermore, we lease land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2032, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the six months ended June 30, 2006 and 2005, ground lease rent was approximately $800,000. Minimum future rental payments under the ground leases are approximately $1.6 million for each of the next five years and approximately $20.9 million thereafter.

EQUITY TRANSACTIONS

     On July 14, 2006, we paid a $0.075 per share distribution for the quarter ended June 30, 2006 to the stockholders of record on June 30, 2006.

     On April 14, 2006, the Company paid a $0.075 per share distribution for the quarter ended March 31, 2006 to stockholders of record on March 31, 2006.

     On June 30, 2006 and March 31, 2006, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million of Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

     During the six months ended June 30, 2006 and 2005, we received approximately $1.6 million and $1.4 million, respectively, in net proceeds from stock option exercises and the employee stock purchase plan.

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

     On June 30, 2005, the Operating Partnership issued $50 million of 7.95% Series F Cumulative Redeemable Perpetual Preference Units (the "Series F 7.95% Units"), to institutional investors. The Series F 7.95% Units are non-callable for five years and have no stated maturity or mandatory redemption. Net proceeds from the offering were used to pay down amounts outstanding under the Company's lines of credit.

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

     The following table presents a calculation of FFO for the quarters and six months ended June 30, 2006 and 2005 (amounts in thousands):

                                                            QUARTERS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,            JUNE 30,
                                                          -----------------   -----------------
                                                            2006      2005      2006      2005
                                                          -------   -------   -------   -------
COMPUTATION OF FUNDS FROM OPERATIONS:
   Net income available for common shares .............   $ 1,219   $ 2,487   $11,281   $11,196
   Income allocated to common OP Units ................       320       669     2,963     3,042
   Depreciation on real estate assets .................    15,101    13,761    29,475    27,259
   Depreciation on unconsolidated joint ventures ......       559       398     1,006       824
   Depreciation on discontinued real estate assets ....        --        --        --       329
   Gain on sale of property ...........................      (852)       --      (852)       --
                                                          -------   -------   -------   -------
   Funds from operations available for common shares ..   $16,347   $17,315   $43,873   $42,650
                                                          =======   =======   =======   =======
   Weighted average common shares outstanding -
      fully diluted ...................................    30,205    29,974    30,197    29,934
                                                          =======   =======   =======   =======

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At June 30, 2006, approximately 99% or approximately $1.6 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $104.8 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $112.5 million.

     At June 30, 2006, approximately 4% or approximately $68 million of our outstanding debt was at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings would increase/decrease by approximately $675,950 annually.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2006.

     Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no material changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006.

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

DEBT FINANCING, FINANCIAL COVENANTS AND DEGREE OF LEVERAGE COULD ADVERSELY AFFECT OUR ECONOMIC PERFORMANCE.

Scheduled Debt Payments Could Adversely Affect Our Financial Condition. Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $1.6 billion as of June 30, 2006. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

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

Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing. Our debt to market capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and Units held by parties other than the Company) is approximately 57% as of June 30, 2006. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes us more vulnerable to a downturn in business or the economy generally.

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

CONFLICTS OF INTEREST COULD INFLUENCE THE COMPANY'S DECISIONS.

Certain Stockholders Could Exercise Influence in a Manner Inconsistent With the Stockholders' Best Interests. As of June 30, 2006, Mr. Zell and certain affiliated holders beneficially owned approximately 14.5% of our outstanding common stock (in each case including common stock issuable upon the exercise of stock options and the exchange of Units). Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders.

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

     As of June 30, 2006, we owned or had an ownership interest in 294 Properties located in 30 states and British Columbia, including 86 Properties located in Florida and 47 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties. While we have obtained insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that the Company must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures incurred by us and reimbursements received from the insurance providers, could adversely affect our economic performance.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 3, 2006. Stockholders holding 21,973,029 Common Shares (being the only class of shares entitled to vote at the meeting), or 93.22% of the Company's issued and outstanding Common Shares as of the record date for the meeting, attended the meeting or were represented by proxy. The Company's shareholders voted on two matters presented at the meeting, which received the requisite number of votes to pass. The results of the stockholders' votes were as follows:

PROPOSAL NO. 1: Election of eight directors to terms expiring in 2007

                      TOTAL VOTE FOR   TOTAL VOTE WITHHELD
                      EACH DIRECTOR*   FROM EACH DIRECTOR*
                      --------------   -------------------
Philip C. Calian          99.62%              0.38%
Donald S. Chisholm        99.81%              0.19%
Thomas E. Dobrowski       97.40%              2.60%
Thomas P. Heneghan        98.47%              1.53%
Sheli Z. Rosenberg        97.11%              2.89%
Howard Walker             98.46%              1.54%
Gary L. Waterman          99.82%              0.18%
Samuel Zell               95.92%              4.08%

PROPOSAL NO. 2: Ratification of Selection of Independent Accountants

For        97.44%
Against     2.55%
Abstain     0.01%
Non-Vote    0.00%

* This percentage represents the number of shares voting on this matter out of the total number of shares voted at the meeting, not out of the total shares outstanding. This matter required a plurality of votes cast for approval.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

10.27   Credit Agreement ($225 million Revolving Facility) dated June 29, 2006

10.28 Second Amended and Restated Loan Agreement ($50 million Revolving Facility) dated July 14, 2006

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

                                        EQUITY LIFESTYLE PROPERTIES, INC.


Date: August 4, 2006                    By: /s/ Thomas P. Heneghan
                                            ------------------------------------
                                            Thomas P. Heneghan
                                            President and Chief Executive
                                            Officer
                                            (Principal executive officer)


Date: August 4, 2006                    By: /s/ Michael B. Berman
                                            ------------------------------------
                                            Michael B. Berman
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Principal financial and accounting
                                            officer)