Form 10-Q
period 2006-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2006-11-03
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-11718
EQUITY LIFESTYLE PROPERTIES, INC.
(Exact name of registrant as specified in its Charter)

Maryland	36-3857664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 800, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)
(312) 279-1400
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
23,780,889 shares of Common Stock as of October 31, 2006.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005
(amounts in thousands)

	September 30,
	2006	December 31,
	(unaudited)	2005
Assets
Investment in real estate:
Land	$523,636	$493,213
Land improvements	1,634,996	1,523,564
Buildings and other depreciable property	139,935	135,790

	2,298,567	2,152,567
Accumulated depreciation	(419,984)	(378,325)

Net investment in real estate	1,878,583	1,774,242
Cash and cash equivalents	—	610
Notes receivable	22,094	11,631
Investment in joint ventures	14,883	46,211
Rents receivable, net	995	1,619
Deferred financing costs, net	15,307	15,096
Inventory	72,248	59,412
Prepaid expenses and other assets	30,810	40,053

Total Assets	$2,034,920	$1,948,874

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable and other	$1,578,098	$1,500,581
Unsecured lines of credit	115,200	37,700
Unsecured term loan	—	100,000
Accounts payable and accrued expenses	41,635	31,508
Accrued interest payable	8,815	8,549
Rents received in advance and security deposits	29,174	27,868
Distributions payable	2,254	773

Total Liabilities	1,775,176	1,706,979

Commitments and contingencies	—	—

Minority interest – Common OP Units and other	12,836	9,379
Minority interest – Perpetual Preferred OP Units	200,000	200,000

Stockholders’ Equity:
Preferred stock, $.01 par value
10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value
50,000,000 shares authorized; 23,571,625 and 23,295,956 shares issued and outstanding for September 30, 2006 and December 31, 2005, respectively	229	226
Paid-in capital	304,287	299,444
Distributions in excess of accumulated earnings	(257,608)	(267,154)

Total Stockholders’ Equity	46,908	32,516

Total Liabilities and Stockholders’ Equity	$2,034,920	$1,948,874

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Quarters and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Property Operations:
Community base rental income	$56,877	$53,507	$168,616	$159,467
Resort base rental income	22,887	17,477	69,794	57,271
Utility and other income	7,538	6,516	23,451	21,150

Property operating revenues	87,302	77,500	261,861	237,888

Property operating and maintenance	30,195	26,153	87,456	76,957
Real estate taxes	6,785	6,200	20,136	18,646
Property management	4,301	4,198	13,527	11,813

Property operating expenses (exclusive of depreciation shown separately below)	41,281	36,551	121,119	107,416

Income from property operations	46,021	40,949	140,742	130,472

Home Sales Operations:
Gross revenues from inventory home sales	16,577	15,706	46,578	43,393
Cost of inventory home sales	(15,125)	(13,534)	(41,229)	(38,104)

Gross profit from inventory home sales	1,452	2,172	5,349	5,289
Brokered resale revenues, net	448	678	1,723	2,095
Home selling expenses	(2,472)	(2,290)	(7,395)	(6,552)
Ancillary services revenues, net	699	308	2,701	2,018

Income from home sales operations and other	127	868	2,378	2,850

Other Income (Expenses):
Interest income	595	311	1,435	994
Income from other investments, net	6,172	4,233	15,455	12,629
General and administrative	(3,541)	(3,512)	(10,342)	(10,197)
Rent control initiatives	(201)	(194)	(499)	(807)
Interest and related amortization	(26,368)	(25,302)	(77,254)	(75,304)
Loss on early debt retirement	—	(482)	—	(482)
Depreciation on corporate assets	(102)	(243)	(313)	(682)
Depreciation on real estate assets	(15,158)	(13,984)	(44,633)	(41,243)

Total other expenses, net	(38,603)	(39,173)	(116,151)	(115,092)

Income before minority interests, equity in income of unconsolidated joint ventures and discontinued operations	7,545	2,644	26,969	18,230

Income allocated to Common OP Units	(894)	(212)	(3,806)	(3,076)
Income allocated to Perpetual Preferred OP Units	(4,031)	(4,017)	(12,099)	(9,929)
Equity in income of unconsolidated joint ventures	869	2,374	3,512	6,094

Income from continuing operations	3,489	789	14,576	11,319

Discontinued Operations:
Discontinued operations	82	383	519	1,556
Depreciation on discontinued operations	—	—	—	(329)
Loss on sale from discontinued real estate	—	—	(192)	—
Income allocated to Common OP Units from discontinued operations	(17)	(81)	(68)	(259)

Income from discontinued operations	65	302	259	968

Net income available for Common Shares	$3,554	$1,091	$14,835	$12,287

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations (continued)
For the Quarters and Nine Months Ended September 30, 2006 and 2005
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Earnings per Common Share – Basic:

Income from continuing operations	$0.15	$0.03	$0.62	$0.49
Income from discontinued operations	0.00	0.01	0.01	0.04

Net income available for Common Shares	$0.15	$0.04	$0.63	$0.53

Earnings per Common Share – Fully Diluted:
Income from continuing operations	$0.15	$0.03	$0.61	$0.48
Income from discontinued operations	0.00	0.01	0.01	0.04

Net income available for Common Shares	$0.15	$0.04	$0.62	$0.52

Distributions declared per Common Share outstanding	$0.075	$0.025	$0.225	$0.075

Weighted average Common Shares outstanding – basic	23,474	23,097	23,397	23,038

Weighted average Common Shares outstanding – fully diluted	30,239	30,149	30,209	30,008

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(amounts in thousands)
(unaudited)

	September 30,	September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$14,835	$12,287
Adjustments to reconcile net income to cash provided by operating activities:
Income allocated to minority interests	15,973	13,264
Early debt retirement	—	482
Loss on sale of properties and other	192	—
Gain on sale of investment	(914)	—
Depreciation expense	46,411	43,595
Amortization expense	2,122	2,111
Debt premium amortization	(1,074)	(1,975)
Equity in income of unconsolidated joint ventures	(4,979)	(7,435)
Distributions from unconsolidated joint ventures	2,662	4,601
Amortization of stock related compensation	2,320	2,250
Increase (decrease) in provision for uncollectible rents receivable	75	(354)
Increase in inventory reserve	—	(27)
Increase in provision for notes receivable	—	(169)
Changes in assets and liabilities:
Rents receivable	(217)	340
Inventory	(10,505)	(8,139)
Prepaid expenses and other assets	(321)	(2,925)
Accounts payable and accrued expenses	12,910	12,482
Rents received in advance and security deposits	(1,841)	(2,935)

Net cash provided by operating activities	77,649	67,453

Cash Flows From Investing Activities:
Acquisition of rental properties	(20,037)	(38,681)
Proceeds from disposition of investment	9,000	—
Joint Ventures:
Investments in	(1,567)	(7,106)
Distributions from	1,647	5,557
(Increase) decrease in notes receivable	(7,435)	1,350
Improvements:
Improvements – corporate	(191)	(606)
Improvements – rental properties	(10,021)	(11,516)
Site development costs	(13,866)	(11,642)

Net cash used in investing activities	(42,470)	(62,644)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	3,521	2,204
Proceeds from issuance of Perpetual Preferred OP Units	—	75,000
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(17,298)	(12,113)
Issuance costs	—	(78)
Lines of credit:
Proceeds	141,900	111,000
Repayments	(164,400)	(158,600)
Term loan repayment	—	(7,200)
Principal payments	(12,235)	(43,843)
New financing proceeds	14,247	34,000
Early debt retirement	—	(924)
Debt issuance costs	(1,524)	(404)

Net cash used in financing activities	(35,789)	(958)

Net (decrease) increase in cash and cash equivalents	(610)	3,851
Cash and cash equivalents, beginning of year	610	5,305

Cash and cash equivalents, end of period	$—	$9,156

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2006 and 2005
(amounts in thousands)
(unaudited)

	September 30,	September 30,
	2006	2005
Supplemental Information:
Cash paid during the period for interest	$75,423	$73,215
Non-cash investing and financing activities:
Real estate acquisition and disposition
Mortgage debt assumed on acquisition of real estate	$25,898	$53,517
Mortgage financed on acquisition of real estate	$47,100	$—
Mezzanine investment applied to real estate acquisition	$32,118	$—
Other assets and liabilities, net, acquired on acquisition of real estate	$4,583	$2,161
Financing fees incurred on acquisition of real estate	$(809)	$—
Proceeds from loan to pay insurance premiums	$3,638	$2,404
The accompanying notes are an integral part of the financial statements.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Definition of Terms:
     Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”), are referred to herein as the “Company,” “ELS,” “we,” “us,” and “our.” Capitalized terms used but not defined herein are as defined in the Company’s Annual Report on Form 10-K (“2005 Form 10-K”) for the year ended December 31, 2005.
Presentation:
     These unaudited Consolidated Financial Statements have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2005 Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2005 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain revenue amounts reported in previously issued 2005 statements of operations have been reclassified in the attached statements of operations due to the Company’s expansion of the related revenue activity. The Company’s interim results are subject to certain seasonalities and as such may not be indicative of full fiscal year results.
Note 1 – Summary of Significant Accounting Policies
(a) Basis of Consolidation
     The Company consolidates its majority-owned Subsidiaries in which it has the ability to control the operations of the Subsidiaries and all variable interest entities with respect to which the Company is the primary beneficiary. The Company also consolidates entities in which it has a controlling direct or indirect voting interest. All inter-company transactions have been eliminated in consolidation. The Company’s acquisitions were all accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”).
     The Company has applied Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”) – an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). The objective of FIN 46R is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company has also applied Emerging Issues Task Force Issue No. 04-5 – Accounting for Investments in Limited Partnerships When the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”) which determines whether a general partner or the general partners as a group control a limited partnership or similar entity and therefore should consolidate the entity. The Company will apply FIN 46R and EITF 04-5 to all types of entity ownership (general and limited partnerships and corporate interests).
     The Company applies the equity method of accounting to entities in which the Company does not have a controlling direct or indirect voting interest or is not considered the primary beneficiary, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when both (i) the investment is minimal (typically less than 5%) and (ii) the Company’s investment is passive.
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
Note 1 – Summary of Significant Accounting Policies (continued)
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
(d) Inventory
     Inventory primarily consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Inventory is recorded net of an inventory reserve of $580,000 as of September 30, 2006 and December 31, 2005. Resale revenues are stated net of commissions paid to employees of $949,000 and $1,101,000 for the nine months ended September 30, 2006 and 2005, respectively.
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
     Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We use a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. The values of above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term, which includes an estimated probability of lease renewal. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred, and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized and then expensed over the asset’s estimated useful life.
     The Company evaluates its Properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (undiscounted) from a Property over the anticipated holding period is less than its carrying value. Upon determination that a permanent impairment has occurred, the applicable Property is reduced to fair value.
     For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time the Company has a commitment to sell the Property and/or is actively marketing the Property for sale. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded. The Company accounts for its Properties held for disposition in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the results of operations for all assets sold or held for sale have been classified as discontinued operations in all periods presented.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies (continued)
(f) Cash and Cash Equivalents
     The Company considers all demand and money market accounts and certificates of deposit with a maturity, when purchased, of three months or less to be cash equivalents.
(g) Notes Receivable
     Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized discounts or premiums net of a valuation allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases we finance the sales of homes to our customers (referred to as “Chattel Loans”) which loans are secured by the homes. The valuation allowance for the Chattel Loans is calculated based on a comparison of the outstanding principal balance of each note compared to the N.A.D.A. value and the current market value of the underlying manufactured home collateral.
(h) Investments in Joint Ventures
     Investments in joint ventures in which the Company does not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to its operations and major decisions, are accounted for using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of the equity in net income or loss from the date of acquisition and reduced by distributions received. The income or loss of each entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interests held by each investor. Differences between the carrying amount of the Company’s investment in the respective entities and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets, as applicable.
(i) Income from Other Investments, net
     Income from other investments, net includes revenue relating to the Company’s ground leases with Privileged Access L.P. (“Privileged Access”). Privileged Access leases approximately 20,000 sites at 67 of the Company’s Properties. The primary lease entered into on April 14, 2006 relating to the Thousand Trails Portfolio (59 Properties) provides for annual lease payments of $17.5 million subject to annual CPI increases and has a term of approximately 14 years. In accordance with SFAS No. 13 “Accounting for Leases”, the Company accounts for the lease as an operating lease and records lease payments on a straight-line basis over the term of the lease.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies (continued)
(j) Insurance Claims
     The Properties are covered against fire, flood, property damage, earthquake, windstorm and business interruption by insurance policies containing various deductible requirements and coverage limits. Recoverable costs are classified in other assets as incurred. Insurance proceeds are applied against the asset when received. Recoverable costs relating to capital items are treated in accordance with the Company’s capitalization policy. The book value of the original capital item is written off once the value of the impaired asset has been determined. Insurance proceeds relating to the capital costs are recorded as income in the period they are received.
     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of October 24, 2006, the Company estimates its total claim to be $20.1 million, of which approximately $18.9 million of claims, including business interruption, have been submitted to its insurance companies for reimbursement. Through September 30, 2006, the Company has made total expenditures of approximately $13.2 million and expects to incur additional expenditures to complete the work necessary to restore the Properties to their pre-hurricanes condition. The Company has received proceeds from insurance carriers of approximately $4.4 million through September 30, 2006. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $4.4 million of these expenditures have been capitalized per the Company’s capitalization policy through September 30, 2006.
     Approximately 33 Properties located in southern Florida were impacted by Hurricane Wilma in October 2005. As of October 24, 2006, approximately $4.4 million of claims have been submitted to the Company’s insurance company for reimbursement. Through September 30, 2006, the Company has made total expenditures of approximately $2.5 million and is still evaluating the total costs it expects to incur. Through September 30, 2006, $1.6 million has been charged to operations ($0.3 million in 2006 and $1.3 million in 2005) and $0.5 million was capitalized to fixed assets.
     Approximately $2.7 million is included in other assets as a receivable from insurance providers as of September 30, 2006, and approximately $3.9 million was included in other assets as of December 31, 2005.
(k) Deferred Financing Costs
     Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit, unamortized deferred financing fees are accounted for in accordance with EITF No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements. Accumulated amortization for such costs was $8.7 million and $6.6 million at September 30, 2006 and December 31, 2005, respectively.
Note 2 – Earnings Per Common Share
     Earnings per common share are based on the weighted average number of common shares outstanding during each year. Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”) defines the calculation of basic and fully diluted earnings per share. Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each period and basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The conversion of OP Units has been excluded from the basic earnings per share calculation. The conversion of an OP Unit to a share of Common Stock has no material effect on earnings per common share.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 2 – Earnings Per Common Share (continued)
     The following table sets forth the computation of basic and diluted earnings per common share for the quarters and nine months ended September 30, 2006 and 2005 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerators:
Income from Continuing Operations:
Income from continuing operations – basic	$3,489	$789	$14,576	$11,319
Amounts allocated to dilutive securities	894	212	3,806	3,076

Income from continuing operations – fully diluted	$4,383	$1,001	$18,382	$14,395

Income from Discontinued Operations:
Income from discontinued operations – basic	$65	$302	$259	$968
Amounts allocated to dilutive securities	17	81	68	259

Income from discontinued operations – fully diluted	$82	$383	$327	$1,227

Net Income Available for Common Shares – Fully Diluted:
Net income available for Common Shares – basic	$3,554	$1,091	$14,835	$12,287
Amounts allocated to dilutive securities	911	293	3,874	3,335

Net income available for Common Shares – fully diluted	$4,465	$1,384	$18,709	$15,622

Denominator:
Weighted average Common Shares outstanding – basic	23,474	23,097	23,397	23,038
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	6,160	6,308	6,189	6,319
Employee stock options and restricted shares	605	744	623	651

Weighted average Common Shares outstanding – fully diluted	30,239	30,149	30,209	30,008

Note 3 – Common Stock and Other Equity Related Transactions
     On October 13, 2006, the Company paid a $0.075 per share distribution for the quarter ended September 30, 2006 to stockholders of record on September 29, 2006.
     On July 14, 2006, the Company paid a $0.075 per share distribution for the quarter ended June 30, 2006 to stockholders of record on June 30, 2006.
     On April 14, 2006, the Company paid a $0.075 per share distribution for the quarter ended March 31, 2006 to stockholders of record on March 31, 2006.
     On September 29, 2006, June 30, 2006 and March 31, 2006, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million of Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 4 – Investment in Real Estate
     Investment in real estate is comprised of (amounts in thousands):

	September 30,	December 31,
Properties Held for Long Term	2006	2005
Investment in real estate:
Land	$519,119	$486,299
Land improvements	1,614,744	1,494,427
Buildings and other depreciable property	138,788	134,187

	2,272,651	2,114,913
Accumulated depreciation	(410,630)	(365,688)

Net investment in real estate	$1,862,021	$1,749,225

	September 30,	December 31,
Properties Held for Sale	2006	2005
Investment in real estate:
Land	$4,517	$6,914
Land improvements	20,252	29,137
Buildings and other depreciable property	1,147	1,603

	25,916	37,654
Accumulated depreciation	(9,354)	(12,637)

Net investment in real estate	$16,562	$25,017

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Building and other depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, and furniture, fixtures and equipment.
     During the nine months ended September 30, 2006, the Company acquired the following Properties (amounts in millions except site information):

			Total	Real		Net
Closing Date	Property	Location	Sites	Estate	Debt	Equity
March 22, 2006	Mezzanine Portfolio (a)	Various (11 Properties)	5,057	$105.0	$73.0	$0.0
April 14, 2006	Thousand Trails Portfolio (b)	Various (2 Properties)	624	10.0	—	10.0
April 25, 2006	Mid-Atlantic Portfolio (c)	Various (7 Properties)	1,594	14.3	—	5.0
June 13, 2006	Tranquil Timbers (d)	Door County, WI	270	2.8	—	2.8

(a)	Purchased remaining interest in the Mezzanine Portfolio in which we had initially invested approximately $30.0 million to acquire preferred equity interests during the first quarter of 2004. The purchase price of $105.0 million included our existing investment of $32.2 million and our general partner investment of $1.4 million. Net working capital acquired included $3.2 million of rents received in advance and $0.4 million in other net payables. In connection with this acquisition we purchased $1.9 million of inventory. The acquisition was funded by new debt financing of $47.1 million and assumed debt of approximately $25.9 million.

(b)	The purchase price includes certain personal property acquired from Privileged Access located throughout the Thousand Trails Portfolio. The Company leased back these Properties to Privileged Access as part of the Thousand Trails Lease (see Note 1(i) – Income from Other Investments, net).

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 4 – Investment in Real Estate (continued)
(c)	The portfolio was acquired in exchange for $5.0 million in cash, and two Properties previously held for sale, located in Indiana. The Company provided short-term seller financing of $3.4 million at the time of closing which was repaid in full on August 21, 2006. Net working capital acquired included $0.6 million of rents received in advance. The Company leased all 1,594 sites in the portfolio to Privileged Access for a one-year term expiring April 2007 at an annual rent of $735,000.

(d)	Net working capital acquired included approximately $0.2 million of rents received in advance.
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
     The Company has four Properties designated as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. As such, the results from operations of these Properties and three sold Properties have been classified as income from discontinued operations. On November 10, 2005, one Property, Five Seasons in Cedar Rapids, Iowa, was sold. On April 25, 2006 the Company sold Forest Oaks and Windsong, located in Indiana. These properties were sold as part of an exchange for the Mid-Atlantic Portfolio (see note (c) above). The remaining four Properties held for disposition are in various stages of negotiations and the Company expects to sell these Properties for proceeds greater than their net book value. Del Rey in Albuquerque, New Mexico, was under contract to be sold for $16.5 million to a single-family home builder. The contract terminated on July 13, 2006, and the Company retained a $1 million non-refundable deposit which has been classified as Income from other investments, net in the Consolidated Statements of Operations. The Properties classified as held for disposition as of September 30, 2006 are listed in the table below.

Property	Location	Sites
Casa Village	Billings, MT	490
Creekside	Wyoming, MI	165
Del Rey	Albuquerque, NM	407
Holiday Village	Sioux City, IA	519

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 4 – Investment in Real Estate (continued)
     The following table summarizes the combined results of operations of the four Properties held for sale and three sold Properties for the quarters and nine months ended September 30, 2006 and 2005, respectively (amounts in thousands).

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Rental income	$777	$1,455	$2,762	$4,604
Utility and other income	66	110	257	431

Property operating revenues	843	1,565	3,019	5,035

Property operating expenses	527	925	1,835	2,743

Income from property operations	316	640	1,184	2,292

Income from home sales operations and other	3	(18)	41	(27)

Interest	(229)	(231)	(681)	(684)
Amortization	(8)	(8)	(25)	(25)
Depreciation	—	—	—	(329)

Total other expenses	(237)	(239)	(706)	(1,038)

Minority interest	(17)	(81)	(68)	(259)
Loss on sale of property	—	—	(192)	—

Net income from discontinued operations	$65	$302	$259	$968

Note 5 – Investment in Joint Ventures
     The Company recorded approximately $3.5 million and $6.1 million of net income from unconsolidated joint ventures, net of $1.5 million and $1.3 million of depreciation expense for the nine months ended September 30, 2006 and 2005, respectively. Included in net income from unconsolidated joint ventures above is $1.3 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively, due to distributions exceeding the Company’s basis.
     The Company received approximately $4.3 million in distributions from such joint ventures for the nine months ended September 30, 2006. Included in such distributions is $1.4 million received as a result of the sale of Indian Wells, $0.6 million received as a result of the sale of the Company’s interest in Blazing Star, and $0.2 million received from a refinancing. The Company received approximately $10.2 million in distributions from such joint ventures for the nine months ended September 30, 2005. Included in such distributions is $7.6 million of proceeds received from refinancings. Due to the Company’s inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.
     On March 22, 2006, the Company acquired the remaining interest in the Mezzanine Investments (see Note 4 – Investment in Real Estate).
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

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 5 – Investment in Joint Ventures (continued)
     The following table summarizes the Company’s investment in unconsolidated joint ventures (with the number of Properties shown parenthetically for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively):

		Number	Economic	Investment as of	Investment as of
Investment	Location	of Sites	Interest (a)	Sept. 30, 2006	Dec. 31, 2005
				(in thousands)	(in thousands)
Meadows Investments	Various (2),(2)	1,027	50%	$740	$280
Lakeshore Investments	Florida (2),(2)	342	90%	43	32
Voyager	Tucson, AZ (1),(1)	1,682	25%	3,335	3,115
Mezzanine Investments	Various (0),(11)	—	— (b)	—	32,380
Indian Wells	Indio, CA (0),(1)	—	—	—	248
Diversified Investments	Various (11),(12)	4,443	25%	2,039	3,258
Maine Portfolio	Maine (3),(3)	495	50%	7,607	6,898
Morgan Portfolio	Various (5),(0)	1,134	25%	1,119	—

		9,123		$14,883	$46,211

(a)	The percentages shown approximate the Company’s economic interest. The Company’s legal ownership interest may differ.

(b)	The Company purchased the remaining interest in the Mezzanine Investments on March 22, 2006 (see Note 4 – Investment in Real Estate).
Unconsolidated Real Estate Joint Venture Financial Information
     The following tables present combined summarized financial information of the unconsolidated real estate joint ventures (amounts in thousands).

Balance Sheets
	As of
	September 30,	December 31,
	2006	2005
Assets
Real estate, net	$116,848	$194,788
Other assets	12,706	23,378

Total Assets	$129,554	$218,166

Liabilities & Equity
Mortgage debt & other loans	$104,630	$171,285
Other liabilities	14,249	15,169
Partners’ equity	10,675	31,712

Total Liabilities & Equity	$129,554	$218,166

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 5 – Investment in Joint Ventures (continued)

Statements of Operations
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Rentals	$7,805	$8,049	$18,515	$25,156
Other Income	1,439	1,627	4,760	5,030

Total Revenues	9,244	9,676	23,275	30,186

Operating Expenses	4,007	5,181	11,838	14,309
Interest	1,436	2,249	5,022	7,023
Other (Income) & Expenses	682	607	(3,173)	1,795
Depreciation & Amortization	1,622	2,834	5,786	8,464

Total Expenses	7,747	10,871	19,473	31,591

Net Income (Loss)	$1,497	$(1,195)	$3,802	$(1,405)

Note 6 – Notes Receivable
     As of September 30, 2006 and December 31, 2005, the Company had approximately $22.1 million and $11.6 million in notes receivable, respectively. As of September 30, 2006, the Company had approximately $9.4 million in Chattel Loans receivable, which had an interest yield at a per annum average rate of approximately 9.8%, and an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of $81,000 as of September 30, 2006 and December 31, 2005.
     On November 15, 2005, the Company entered into an agreement to loan Privileged Access up to $0.5 million. As of June 30, 2006, this loan has been repaid in full and has been cancelled.
     On April 14, 2006, the Company loaned Privileged Access $12.25 million in order to facilitate the Privileged Access acquisition of Thousand Trails. This loan is secured by the net contract receivables owned by Privileged Access. The note receivable bears interest at a per annum rate of prime plus 1.5% and matures on April 13, 2007.
     On April 25, 2006, the Company provided short-term seller financing in the form of a note receivable of $3.4 million relating to the acquisition of the Mid-Atlantic Portfolio (see Note 4 – Investment in Real Estate). On August 21, 2006, the notes were repaid in full.
     As of September 30, 2006 and December 31, 2005, the Company had approximately $0.4 million in notes receivable which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of common OP Units and partnership interests in certain joint ventures.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 7 – Long-Term Borrowings
Financing, Refinancing and Early Debt Retirement
     On March 22, 2006, the Company assumed $25.9 million in mortgage debt on four of the eleven Properties related to the acquisition of the Mezzanine Portfolio (see Note 4 – Investment in Real Estate). In addition, the Company financed $47.1 million of mortgage debt on the remaining seven Properties in the Mezzanine Portfolio. The seven mortgages bear interest at weighted average rates ranging from 5.70% to 5.72% per annum, and mature in April 2016. The Company has defeased the assumed $25.9 million in mortgage debt on four of the eleven Properties related to the acquisition of the Mezzanine Portfolio. Net proceeds received were approximately $10.4 million. The four mortgages bear interest at weighted average interest rates ranging from 5.69% to 6.143% per annum and mature in 2016. The Company used the proceeds to pay down its lines of credit.
     On June 13, 2006, and on August 28, 2006, as a result of meeting certain operational criteria at its Monte Vista Property and Viewpoint Property, respectively, the Company received an additional $3 million and $2.9 million, respectively, in mortgage debt proceeds as per the loan documents. Proceeds from these transactions were used to pay down the Company’s lines of credit. The terms of these loans remain the same.
     On July 31, 2006, the Company acquired land for $2.4 million subject to a ground lease previously classified as mortgage debt relating to its Golden Terrace South Property.
     In addition, the Company renewed its unsecured debt. The Term Loan and $160 million in lines of credit were replaced with $275 million in lines of credit with a four-year maturity and one-year extension option, bearing interest at LIBOR plus 1.20% with 0.15% facility fee. The interest rate, including a facility fee, on $100 million of the outstanding balance on the new lines of credit is fixed at 6.18% per annum through mid-December 2006.
Secured Debt
     As of September 30, 2006 and December 31, 2005, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $1,562 million and $1,485 million, respectively, and approximately $15 million of mortgage indebtedness as of September 30, 2006 and December 31, 2005 on Properties held for sale. The weighted average interest rate on this mortgage indebtedness for the nine months ended September 30, 2006 and September 30, 2005 was approximately 5.92% and 6.0% per annum, respectively. The debt bears interest at rates of 4.96% to 8.22% per annum and matures on various dates ranging from 2007 to 2016, with one additional loan maturing in 2027. Included in our debt balance are three capital leases with an imputed interest rate of 11.6% per annum. The debt encumbered a total of 160 and 150 of the Company’s Properties as of September 30, 2006 and December 31, 2005, respectively, and the carrying value of such Properties held for the long term was approximately $1,720 million and $1,603 million, respectively, as of such dates.
Unsecured Loans
     As discussed above, the Company replaced its $110 million line of credit and its $100 million Term Loan with a $225 million line of credit with a group of banks, bearing interest at LIBOR plus 1.20% per annum with a 0.15% facility fee, and maturing on June 29, 2010 with a one-year extension. The Company also renewed its $50 million line of credit with the same terms as above totaling $275 million in lines of credit. As of September 30, 2006, the Company had $160 million available to be drawn on its lines of credit.
Other Loans
     During the nine months ended September 30, 2006, the Company borrowed $3.6 million to finance its insurance premium payments. As of September 30, 2006, approximately $1.3 million remained outstanding. This loan is due in January 2007 and bears interest at 5.30% per annum.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 8 – Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which was adopted on July 1, 2005. Prior to this, the Company accounted for its stock-based compensation in accordance with SFAS No. 123 and its amendment (SFAS No. 148), “Accounting for Stock Based Compensation,” which resulted in compensation expense being recorded based on the fair value of the stock option compensation issued. Since the Company chose to use the modified prospective method and the Black-Scholes-Merton formula to estimate the value of Options granted to employees and non-employees the results of the adoption had no material impact on the Company’s results of operations or financial position.
     Stock-based compensation expense was approximately $2.3 million for the nine months ended September 30, 2006 and 2005.
     Pursuant to the Stock Option Plan as discussed in Note 12 to the 2005 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options (“Options”). During the nine months ended September 30, 2006, Options for 152,231 shares of common stock were exercised for proceeds of approximately $2.7 million.
Note 9 – Commitments and Contingencies
California Rent Control Litigation
     As part of the Company’s effort to realize the value of its Properties subject to rent control, the Company has initiated lawsuits against several municipalities in California. The Company’s goal is to achieve a level of regulatory fairness in California’s rent control jurisdictions, and in particular those jurisdictions that prohibit increasing rents to market upon turnover. Regulations in California allow tenants to sell their homes for a premium representing the value of the future discounted rent-controlled rents. In the Company’s view, such regulation results in a transfer of the value of the Company’s stockholders’ land, which would otherwise be reflected in market rents, to tenants upon the sales of their homes in the form of an inflated purchase price that cannot be attributed to the value of the home being sold. As a result, in the Company’s view, the Company loses the value of its asset and the selling tenant leaves the Property with a windfall premium. The Company has discovered through the litigation process that certain municipalities considered condemning the Company’s Properties at values well below the value of the underlying land. In the Company’s view, a failure to articulate market rents for sites governed by restrictive rent control would put the Company at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, could represent substantial lost value to stockholders. The Company is cognizant of the need for affordable housing in the jurisdictions, but asserts that restrictive rent regulation does not promote this purpose because the benefits of such regulation are fully capitalized into the prices of the homes sold. The Company estimates that the annual rent subsidy to tenants in these jurisdictions may be in excess of $15 million. In a more well balanced regulatory environment, the Company would receive market rents that would eliminate the subsidy and homes would trade at or near their intrinsic value.
     In connection with such efforts, the Company announced it has entered into a settlement agreement with the City of Santa Cruz, California and that, pursuant to the settlement agreement, the City amended its rent control ordinance to exempt the Company’s Property from rent control as long as the Company offers a long term lease which gives the Company the ability to increase rents to market upon turnover and bases annual rent increases on the CPI. The settlement agreement benefits the Company’s stockholders by allowing them to receive the value of their investment in this Property through vacancy decontrol while preserving annual CPI based rent increases in this age-restricted Property.
     The Company has filed two lawsuits in federal court against the City of San Rafael, challenging its rent control ordinance on constitutional grounds. The Company believes that one of those lawsuits was settled by the City agreeing to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court initially found the settlement agreement was binding on the City, but then reconsidered and determined to submit the claim of breach of the settlement agreement to a jury. In October 2002, the first case

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 9 – Commitments and Contingencies (continued)
against the City went to trial, based on both breach of the settlement agreement and the constitutional claims. A jury found no breach of the settlement agreement; the Company then filed motions asking the Court to rule in its favor on that claim, notwithstanding the jury verdict. The Court postponed decision on those motions and on the constitutional claims, pending a ruling on some property rights issues by the United States Supreme Court. The Company also had pending a claim seeking a declaration that the Company could close the Property and convert it to another use which claim was not tried in 2002. The United States Supreme Court issued the property rights rulings in 2005 and subsequently on January 27, 2006, the Court hearing the San Rafael cases issued a ruling that granted the Company’s motion for leave to amend to assert alternative takings theories in light of the United States Supreme Court’s decisions. The Court’s ruling also denied the Company’s post trial motions related to the settlement agreement and dismissed the park closure claim without prejudice to the Company’s ability to reassert such claim in the future. As a result, the Company has filed a new complaint challenging the City’s ordinance as violating the takings clause and substantive due process. The City of San Rafael filed a motion to dismiss the amended complaint and the Company awaits the Court’s ruling on this motion. The Company expects further legal proceedings to occur in 2006.
     The Company’s efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin (“CMHOA”), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believed had been agreed to by the CMHOA in a settlement agreement. The CMHOA continued to seek damages from the Company in this matter. The Company reached a settlement with the CMHOA in this matter which allows the Company to recover $3.72 of the requested monthly pass-through and does not provide for the payment of any damages to the CMHOA. Both the CMHOA and the Company have brought motions to recover their respective attorneys’ fees in the matter which motions are expected to be heard by the Court in the last quarter of 2006. The Company believes that such lawsuits will be a consequence of the Company’s efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.
     Similarly, in June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinances and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The court of appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand the trial court is directed to decide the issue of damages to the Company which the Company believes is consistent with the Company receiving the economic benefit of invalidating one of the ordinances and also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. In the remand action, the City of Santee filed a motion seeking restitution of amounts collected by the Company following the judgment which motion was denied. The Company intends to vigorously pursue its damages in the remand action and to vigorously defend the two new lawsuits.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 9 – Commitments and Contingencies (continued)
     In addition, the Company has sued the City of Santee in federal court alleging all three of the ordinances are unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. Thus, it is the Company’s position that the ordinances are subject to invalidation as a matter of law in the federal court action. Separately, the Federal District Court granted the City’s Motion for Summary Judgment in the Company’s federal court lawsuit. This decision was based not on the merits, but on procedural grounds, including that the Company’s claims were moot given its success in the state court case. The Company has appealed the decision.
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
Dispute with Las Gallinas Valley Sanitary District
     In November 2004, the Company received a Compliance Order (the “Compliance Order”) from the Las Gallinas Valley Sanitary District (the “District”), relating to the Company’s Contempo Marin Property in San Rafael, California. The Compliance Order directed the Company to submit and implement a plan to bring the Property’s domestic wastewater discharges into compliance with the applicable District ordinance (the “Ordinance”), and to ensure continued compliance with the Ordinance in the future.
     Without admitting any violation of the Ordinance, the Company promptly engaged a consultant to review the Property’s sewage collection system and prepare a compliance plan to be submitted to the District. The District approved the compliance plan in January 2005, and the Company promptly took all necessary actions to implement same.
     Thereafter, the Company received a letter dated June 2, 2005 from the District’s attorney (the “June 2 Letter”), acknowledging that the Company has “taken measures to bring the Property’s private sanitary system into compliance” with the Ordinance, but claiming that prior discharges from the Property had damaged the District’s sewers and pump stations in the amount of approximately $368,000. The letter threatened legal action if necessary to recover the cost of repairing such damage. By letter dated June 23, 2005, counsel for the Company denied the District’s claims set forth in the June 2 Letter.
     On July 1, 2005, the District filed a Complaint for Enforcement of Sanitation Ordinance, Damages, Penalties and Injunctive Relief in the California Superior Court for Marin County, and on August 17, 2005, the District filed its First Amended Complaint (the “Complaint”). On September 26, 2005, the Company filed its Answer to the Complaint, denying each and every allegation of the Complaint and further denying that the District is entitled to any of the relief requested therein.
     The District subsequently issued a Notice of Violation dated December 12, 2005 (the “NOV”), alleging additional violations of the Ordinance. By letter dated December 23, 2005, the Company denied the allegations in the NOV.
     The trial in this matter has been rescheduled for March 2007.
     The Company believes that it has complied with the Compliance Order and the Ordinance. The Company further believes that the allegations in the Complaint and the NOV are without merit, and will vigorously defend against any such claims by the District.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 9 – Commitments and Contingencies (continued)
Countryside at Vero Beach
     The Company previously received letters dated June 17, 2002 and August 26, 2002 from Indian River County (“County”), claiming that the Company owed sewer impact fees in the amount of approximately $518,000 with respect to the Property known as Countryside at Vero Beach, located in Vero Beach, Florida, purportedly under the terms of an agreement between the County and a prior owner of the Property. In response, the Company advised the County that these fees are no longer due and owing as a result of a 1996 settlement agreement between the County and the prior owner of the Property, providing for the payment of $150,000 to the County to discharge any further obligation for the payment of impact or connection fees for sewer service at the Property. The Company paid this settlement amount (with interest) to the County in connection with the Company’s acquisition of the Property. In February 2006, the Company was served with a complaint filed by the County in Indian River County Circuit Court, requesting a judgment declaring a lien against the Property for allegedly unpaid impact fees, and foreclosing said lien. On March 30, 2006, the Company served its answer and affirmative defenses, and the case is now in the discovery stage. The Company will vigorously defend the lawsuit.
     On January 12, 2006, the Company was served with a complaint filed in Indian River County Circuit Court on behalf of a purported class of homeowners at Countryside at Vero Beach. The complaint includes counts for alleged violations of the Florida Mobile Home Act and the Florida Deceptive and Unfair Trade Practices Act, and claims that the Company required homeowners to pay water and sewer impact fees, either to the Company or to the County, “as a condition of initial or continued occupancy in the Park”, without properly disclosing the fees in advance and notwithstanding the Company’s position that all such fees were fully paid in connection with the settlement agreement described above. On February 8, 2006, the Company served its motion to dismiss the complaint, which is currently pending. The Company will vigorously defend the lawsuit.
Other
     The Company is involved in various other legal proceedings arising in the ordinary course of business. Additionally, in the ordinary course of business, the Company’s operations are subject to audit by various taxing authorities. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company. In addition, to the extent any such proceedings or audits relate to newly acquired Properties, the Company considers any potential indemnification obligations of sellers in favor of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of September 30, 2006, the Company owned or had an ownership interest in a portfolio of 296 Properties located throughout the United States and Canada containing 108,989 residential sites. These Properties are located in 30 states and British Columbia (with the number of Properties in each state or province shown parenthetically) Florida (87), California (47), Arizona (35), Texas (15), Washington (13), Colorado (10), Oregon (9), Delaware (7), North Carolina (7), Pennsylvania (7), Nevada (6), Wisconsin (6), Indiana (5), Maine (5), New York (5), Virginia (6), Illinois (3), Michigan (3), South Carolina (3), Massachusetts (2), New Jersey (2), Ohio (2), Tennessee (2), Utah (2), Alabama (1), Iowa (1), Kentucky (1), Montana (1), New Hampshire (1), New Mexico (1), and British Columbia (1).
     This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to: in the age-qualified Properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial markets volatility; in the all-age Properties, results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing, and competition from alternative housing options including site-built single-family housing; our ability to maintain rental rates and occupancy with respect to Properties currently owned or pending acquisitions; our assumptions about rental and home sales markets; the completion of pending acquisitions and timing with respect thereto; the effect of interest rates as well as other risks indicated from time to time in our filings with the Securities and Exchange Commission. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. The Company is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

     The following chart lists the Properties acquired, invested in, or sold since January 1, 2005.

Property	Transaction Date	Sites
Total Sites as of January 1, 2005		102,432

Property or Portfolio (# of Properties in parentheses):
San Francisco RV	June 20, 2005	182
Morgan Portfolio (5)	August 12, 2005	2,929
Lake George Escape	September 15, 2005	576
Thousand Trails (2)	April 14, 2006	624
Mid-Atlantic Portfolio (7)	April 25, 2006	1,594
Tranquil Timbers	June 13, 2006	270

Joint Ventures:
Maine Portfolio (3)	April 7, 2005	495
Morgan Portfolio (5)	Various, 2006	1,134

Expansion Site Development and other:
Sites added (reconfigured) in 2005		113
Sites added (reconfigured) in 2006		129

Dispositions:
Five Seasons	November 10, 2005	(390)
Indian Wells (Joint Venture)	April 18, 2006	(350)
Forest Oaks	April 25, 2006	(227)
Windsong	April 25, 2006	(268)
Blazing Star (Joint Venture)	June 29, 2006	(254)

Total Sites as of September 30, 2006		108,989

     Since December 31, 2004, the gross investment in real estate has increased from $2,036 million to $2,299 million as of September 30, 2006. The total number of sites owned, controlled, or in which the Company holds an investment, has increased from 102,432 as of December 31, 2004 to 108,989 as of September 30, 2006.

Outlook
     Occupancy in our Properties as well as our ability to increase rental rates directly affect revenues. We currently have approximately 64,500 annual sites, 8,000 seasonal sites which are leased to customers generally for three to six months, and 7,200 transient sites, occupied by customers who lease on a short-term basis. We expect to service 60,000 customers with these transient sites. We consider the transient revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 20,100 Membership sites consisting of Thousand Trails and Mid-Atlantic Portfolio sites for which we receive ground rent of $18.2 million annually (subject to annual escalations). See the following discussion under “Privileged Access” for changes we made to this lease and the impact of these changes. This rent is classified in Income from other investments, net in the Consolidated Statements of Operations. We have interests in Properties containing approximately 9,100 sites for which revenue is classified as Equity in income of unconsolidated joint ventures in the Consolidated Statements of Operations.

	Total Sites as of	Total Sites as of
	September 30,	December 31,
	2006	2005
	(rounded to 000s)	(rounded to 000s)
Community sites (1)	45,700	44,900
Resort sites:
Annual	18,800	15,500
Seasonal	8,000	8,000
Transient	7,200	6,500
Membership (2)	20,100	17,900
Joint Ventures (3)	9,100	13,500

	108,900	106,300

(1)	Quarter ended September 30, 2006 includes 1,581 sites from discontinued operations. Quarter ended December 31, 2005 includes 2,076 sites from discontinued operations.

(2)	All sites are currently leased to Privileged Access.

(3)	Joint Venture income is included in Equity in income from unconsolidated joint ventures.
Supplemental Property Disclosure
We provide the following disclosures with respect to certain assets:
•	Sunshine Key – Sunshine Key is a 409-site lifestyle-oriented resort Property containing a 200-slip marina located in the Florida Keys. The Property is an individual 54-acre island. We purchased Sunshine Key for approximately $21 million in February 2004 as part of a larger portfolio. In 2005, the Property generated approximately $2 million in income from its property and home sales operations. Sunshine Key is owned by a taxable REIT subsidiary. Subject to certain provisions, there are rights to redevelop the Property into 104 attached hotel units, 152 detached hotel units (park models) and 146 RV sites.

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

•	Lazy Lakes – Lazy Lakes is a 100-site lifestyle-oriented resort Property located in Sugar Loaf Key, Florida on 12.6 acres, including an 8-acre lagoon. We purchased Lazy Lakes for approximately $3 million in February 2004 as part of a larger portfolio. In 2005, the Property generated approximately $150,000 in income from its property and home sales operations.

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

•	Monte Vista – Monte Vista is a lifestyle-oriented resort Property located in Mesa, Arizona containing approximately 50 acres of vacant land. We have obtained approval to develop 275 manufactured home and 240 RV sites on this land. In connection with evaluating the development of Monte Vista, we evaluated selling the land and subsequently decided to list 26 acres of the land for sale. We have received several bids of approximately $10.4 million and are now evaluating those bids. No assurances can be given that any sale transaction will materialize. With respect to the land not listed for sale, we intend to develop additional RV sites and may consider other alternative uses for the land or sale of the acreage. We anticipate that we will proceed with the development if we determine that any offers or the terms thereof are unacceptable.

•	Bulow Plantation – Bulow Plantation is a 626-site mixed lifestyle-oriented resort Property and manufactured home community located in Flagler Beach, Florida which contains approximately 180 acres of adjacent vacant land. We have obtained approval for an additional manufactured home community development of approximately 700 sites on this land. In connection with evaluating the possible development and based on inquiries from single-family home developers, we evaluated a sale of the land. Subsequently, we listed the land for sale for a purchase price of $28 million. We anticipate that we will proceed with the development if we determine that any offers or the terms thereof are unacceptable.

•	Holiday Village, Florida – Holiday Village is a 128-site manufactured home community located in Vero Beach, Florida, on approximately 18 acres of land. As a result of the 2004 hurricanes, this Property is less than 50% occupied. The residents have been notified that the Property was listed for sale for a purchase price of $6 million.
Privileged Access
     On October 17, 2005, we announced that Mr. Joe McAdams resigned from our Board of Directors in order to pursue a new venture called Privileged Access. Privileged Access is leasing sites at certain of our Properties for the purpose of creating flexible use products. These products may include the sale of timeshare or fractional interests in resort homes or cottages and membership and vacation-club products. Leasing our sites to Privileged Access allows us to participate in these products and activities while achieving long-term rental of our sites. We expect to lease additional sites to Privileged Access for this purpose at other Properties in the future.

     On April 14, 2006, Privileged Access acquired our tenant, Thousand Trails (“TT”). Under the terms of the lease with TT, we consented to the ownership change. In addition, we waived an existing right of first offer due to the relatively accelerated timing of the transaction and the lack of definitive guidance regarding the tax treatment of gross income from membership contracts for REIT gross income test purposes. TT generates approximately $100 million in annual revenue principally related to its member contracts. In connection with the transaction, we acquired two additional Properties for $10 million and amended the lease to include those Properties for a total of 59 Properties and 18,535 sites. The amended terms include, among other provisions, an increase in the annual fixed rent to approximately $17.5 million (subject to annual CPI escalations beginning on January 1, 2007), and an increase in the cash reserves held for the benefit of the Company from approximately $3 million, to in excess of $12 million. The remaining term of the amended lease is approximately 14 years, with two five-year renewals, at the option of TT. We expect that the annual lease payment for 2007 will be approximately $18.1 million assuming the CPI escalation effective January 1, 2007 is approximately 3.5%
     In addition, we entered into an option, subject to certain contingencies, to acquire TT beginning in April of 2009. One of the option contingences requires us to obtain assurance regarding the qualification of the income from membership contracts for REIT income test purposes. In order to facilitate the closing of the transaction, we loaned Privileged Access approximately $12.3 million at per annum interest rate of prime plus 1.5%, maturing in one year (see Note 6 – Notes Receivable) and secured by approximately $17 million of TT membership sales contract receivables. We financed the acquisition of the additional Properties and the loan with a draw on our existing lines of credit.
     On April 25, 2006, we acquired seven lifestyle-oriented Properties (“Mid-Atlantic Portfolio”) which contain 1,594 sites including 950 acres of developable expansion land and are located in Florida, New York, North Carolina, South Carolina, Michigan, Kentucky and Alabama (see Note 4 – Investment in Real Estate). The resort sites, which service an existing member base in excess of 7,000 active members, were leased to Privileged Access for a term of approximately one year at $735,000 per annum.
     On June 12, 2006, we entered into an additional one-year lease with Privileged Access to lease 130 sites at Tropical Palms, a Property located near Orlando, Florida for an annual rate of approximately $1.3 million.
     As of September 30, 2006, we are leasing 20,259 sites at 67 Properties to Privileged Access or its subsidiaries. We expect to continue this type of leasing activity with Privileged Access, as well as exploring other products and services.
Insurance
     The Properties are covered against fire, flood, property damage, earthquake, windstorm and business interruption by insurance policies containing various deductible requirements and coverage limits. Recoverable costs are classified in other assets as incurred. Insurance proceeds are applied against the asset when received. Recoverable costs relating to capital items are treated in accordance with the Company’s capitalization policy. The book value of the original capital item is written off once the value of the impaired asset has been determined. Insurance proceeds relating to the capital costs are recorded as income in the period they are received.
     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of October 24, 2006, the Company estimates its total claim to be $20.1 million, of which approximately $18.9 million of claims, including business interruption, have been submitted to its insurance companies for reimbursement. Through September 30, 2006, the Company has made total expenditures of approximately $13.2 million and expects to incur additional expenditures to complete the work necessary to restore the Properties to their pre-hurricanes condition. The Company has received proceeds from insurance carriers of approximately $4.4 million through September 30, 2006. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $4.4 million of these expenditures have been capitalized per the Company’s capitalization policy through September 30, 2006.
     Approximately 33 Properties located in southern Florida were impacted by Hurricane Wilma in October 2005. As of October 24, 2006, approximately $4.4 million of claims have been submitted to the Company’s insurance company for reimbursement. Through September 30, 2006, the Company has made total expenditures of approximately $2.5 million and is still evaluating the total costs it expects to incur. Through September 30, 2006, $1.6 million has been charged to operations ($0.3 million in 2006 and $1.3 million in 2005) and $0.5 million was capitalized to fixed assets.
     Approximately $2.7 million is included in other assets as a receivable from insurance providers as of September 30, 2006, and approximately $3.9 million was included in other assets as of December 31, 2005.
Critical Accounting Policies and Estimates
     Refer to the 2005 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investment in unconsolidated joint ventures, accounting for stock compensation and other critical estimates. During the nine months ended September 30, 2006, there were no changes to these policies.
Results of Operations
     The results from operations for the four Properties and three sold Properties designated as held for disposition pursuant to SFAS No. 144 have been classified as income from discontinued operations. See Note 4 – Investment in Real Estate of the Notes to the Consolidated Financial Statements for summarized information for these Properties.
Comparison of the Quarter Ended September 30, 2006 to the Quarter Ended September 30, 2005
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods (“Core Portfolio”) and the Total Portfolio for the quarters ended September 30, 2006 and 2005 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase /	%			Increase /	%
	2006	2005	(Decrease)	Change	2006	2005	(Decrease)	Change
Community base rental income	$55,904	$53,507	$2,397	4.5%	$56,877	$53,507	$3,370	6.3%
Resort base rental income	16,411	15,830	581	3.7%	22,887	17,477	5,410	31.0%
Utility and other income	6,799	6,448	351	5.4%	7,538	6,516	1,022	15.7%

Property operating revenues	79,114	75,785	3,329	4.4%	87,302	77,500	9,802	12.6%

Property operating and maintenance	26,394	25,572	822	3.2%	30,195	26,153	4,042	15.5%
Real estate taxes	6,349	6,163	186	3.0%	6,785	6,200	585	9.4%
Property management	4,028	3,931	97	2.5%	4,301	4,198	103	2.5%

Property operating expenses	36,771	35,666	1,105	3.1%	41,281	36,551	4,730	12.9%

Income from property operations	$42,343	$40,119	$2,224	5.5%	$46,021	$40,949	$5,072	12.4%

Property Operating Revenues
     The 4.4% increase in the Core Portfolio property operating revenues reflects: (i) a 4.3% increase in rates in our community base rental income combined with a 0.2% increase in occupancy, (ii) a 3.7% increase in revenues for our resort base income, and (iii) an increase in utility income due to increased pass-throughs at certain Properties. Total Portfolio property operating revenues increased due to site rental rate increases and our 2005 and 2006 acquisitions.

Property Operating Expenses
     The 3.1% increase in property operating expenses in the Core Portfolio reflects a 3.2% increase in property operating and maintenance expense due primarily to increases in utilities and insurance costs, offset by a decrease in general and administrative and one-time hurricane-related costs in 2005. The increase in real estate taxes in the Core Portfolio is generally due to higher property assessments on certain Properties. Our Total Portfolio property operating expenses increased mainly due to our 2005 and 2006 acquisitions as well as an increase in utilities and insurance costs. Core Portfolio and Total Portfolio property management expense increased slightly as our recent growth stabilizes.
Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended September 30, 2006 and 2005 (dollars in thousands).

	Home Sales Operations
	2006	2005	Variance	% Change
Gross revenues from new home sales	$15,949	$14,885	$1,064	7.2%
Cost of new home sales	(14,650)	(12,864)	(1,786)	(13.9%)

Gross profit from new home sales	1,299	2,021	(722)	(35.8%)

Gross revenues from used home sales	628	821	(193)	(23.5%)
Cost of used home sales	(475)	(670)	195	29.1%

Gross profit from used home sales	153	151	2	1.3%

Brokered resale revenues, net	448	678	(230)	(34.0%)
Home selling expenses	(2,472)	(2,290)	(182)	(8.0%)
Ancillary services revenues, net	699	308	391	127.0%

Income from home sales operations	$127	$868	$(741)	(85.4%)

Home sales volumes
New home sales (1)	220	199	21	10.6%
Used home sales (2)	117	68	49	72.1%
Brokered home resales	271	376	(105)	(27.9%)

(1)	Includes third-party dealer home sales of 17 and 37 for the quarters ending September 30, 2006 and 2005, respectively.

(2)	Includes third-party dealer home sales of seven and zero for the quarters ending September 30, 2006 and 2005, respectively

     New home sales gross profit reflects a decrease in the gross margin as a result of changing product mix. Sales include more home sales at lower gross margins. This is offset by a 25.3% increase in sales volume excluding third-party dealer home sales. Used home sales gross profit reflects a 61.8% increase in sales volume excluding third-party dealer home sales, combined with an increase in the gross margin. Brokered resale volumes decreased 27.9% while revenues per home also decreased slightly. Home selling expenses increased as a result of increased sales volumes. Ancillary services revenues, net increased due to our acquisitions.
Other Income and Expenses
     The following table summarizes other income and expenses for the quarters ended September 30, 2006 and 2005 (amounts in thousands).

				%
	2006	2005	Variance	Change
Interest income	$595	$311	$284	91.3%
Income from other investments, net	6,172	4,233	1,939	45.8%
General and administrative	(3,541)	(3,512)	(29)	(0.8%)
Rent control initiatives	(201)	(194)	(7)	(3.6%)
Interest and related amortization	(26,368)	(25,302)	(1,066)	(4.2%)
Loss on early debt retirement	—	(482)	482	100.0%
Depreciation on corporate assets	(102)	(243)	141	58.0%
Depreciation on real estate assets	(15,158)	(13,984)	(1,174)	(8.4%)

Total other (expenses), net	$(38,603)	$(39,173)	$570	1.5%

     Interest income increased due to interest earned on the Privileged Access note (see “Privileged Access” above). Income from other investments, net increased due to a $1.0 million non-refundable deposit received upon termination of the contract for the sale of Del Rey (see Note 4 – Investment in Real Estate), a $0.9 million gain on sale of our preferred partnership interest in College Heights previously classified as other assets, the TT lease amendments and a reduction in corporate expenses, offset by the write-off of costs related to potential transactions no longer being considered. A slight increase in general and administrative expense reflects the previous Company growth now stabilizing. Interest expense increased primarily due to our acquisitions. Loss on early debt retirement decreased as a result of no defeasance payments on refinancing during the quarter. Depreciation expense on real estate assets increased due to the 2005 and 2006 acquisitions.
Equity in Income of Unconsolidated Joint Ventures
     For the quarter ended September 30, 2006, equity in income of unconsolidated joint ventures decreased $1.5 million from the same period last year due primarily to refinancing proceeds from one joint venture received in 2005 of which $0.8 million was included in income and the purchase of the remaining interest in the Mezzanine Properties in the first quarter of 2006, now included in income from property operations.

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005
     The following table summarizes certain financial and statistical data for the Property Operations for our Core Portfolio and our Total Portfolio for the nine months ended September 30, 2006 and 2005 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase /	%			Increase /	%
	2006	2005	(Decrease)	Change	2006	2005	(Decrease)	Change
Community base rental income	$166,549	$159,467	$7,082	4.4%	$168,616	$159,467	$9,149	5.7%
Resort base rental income	57,646	55,624	2,022	3.6%	69,794	57,271	12,523	21.9%
Utility and other income	22,124	21,082	1,042	4.9%	23,451	21,150	2,301	10.9%

Property operating revenues	246,319	236,173	10,146	4.3%	261,861	237,888	23,973	10.1%

Property operating and maintenance	80,177	76,376	3,801	5.0%	87,456	76,957	10,499	13.6%
Real estate taxes	19,059	18,609	450	2.4%	20,136	18,646	1,490	8.0%
Property management	12,668	11,546	1,122	9.7%	13,527	11,813	1,714	14.5%

Property operating expenses	111,904	106,531	5,373	5.0%	121,119	107,416	13,703	12.8%

Income from property operations	$134,415	$129,642	$4,773	3.7%	$140,742	$130,472	$10,270	7.9%

Property Operating Revenues
     The 4.3% increase in the Core Portfolio property operating revenues reflects: (i) a 4.5% increase in rates in our community base rental income combined with a slight decrease in occupancy, (ii) a 3.6% increase in revenues for our resort base income, and (iii) an increase in utility income due to increased pass-throughs at certain Properties. Total Portfolio property operating revenues increased due to site rental rate increases, an increase in utility income and our 2005 and 2006 acquisitions.
Property Operating Expenses
     The 5.0% increase in property operating expenses in the Core Portfolio reflects a 5.0% increase in property operating and maintenance expense due primarily to increases in utilities, repairs and maintenance, and insurance premiums, partially offset by decreased payroll expense. The increase in real estate taxes in the Core Portfolio is generally due to higher property assessments on certain Properties. Our Total Portfolio property operating expenses increased due to our 2005 and 2006 acquisitions and an overall increase in utilities, insurance, and repairs and maintenance. Core Portfolio and Total Portfolio property management expense increased mainly due to increased resources required as a result of our recent growth.

Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the nine months ended September 30, 2006 and 2005 (dollars in thousands).

	Home Sales Operations
	2006	2005	Variance	% Change
Gross revenues from new home sales	$44,637	$40,741	$3,896	9.6%
Cost of new home sales	(39,581)	(35,244)	(4,337)	(12.3%)

Gross profit from new home sales	5,056	5,497	(441)	(8.1%)

Gross revenues from used home sales	1,941	2,652	(711)	(26.8%)
Cost of used home sales	(1,648)	(2,860)	1,212	42.4%

Gross profit from used home sales	293	(208)	501	240.9%

Brokered resale revenues, net	1,723	2,095	(372)	(17.8%)
Home selling expenses	(7,395)	(6,552)	(843)	(12.9%)
Ancillary services revenues, net	2,701	2,018	683	33.9%

Income from home sales operations	$2,378	$2,850	$(472)	(16.6%)

Home sales volumes
New home sales (1)	574	512	62	12.1%
Used home sales (2)	297	206	91	44.2%
Brokered home resales	1,015	1,184	(169)	(14.3%)

(1)	Includes third-party dealer home sales of 46 and 50 for the nine months ending September 30, 2006 and 2005, respectively.

(2)	Includes third-party dealer home sales of nine and zero for the nine months ending September 30, 2006 and 2005, respectively.
     New home sales gross profit reflects a decrease in the gross margin combined with a 14.3% increase in sales volume excluding third-party dealer home sales. Used home sales gross profit reflects a 39.8% increase in sales volume excluding third-party dealer home sales, combined with an increase in the gross margin. Brokered resale volumes decreased 14.3% while revenues per home also decreased slightly. Home selling expenses increased as a result of increased sales volumes. Ancillary services revenues, net increased due to our acquisitions.
Other Income and Expenses
     The following table summarizes other income and expenses for the nine months ended September 30, 2006 and 2005 (amounts in thousands).

				%
	2006	2005	Variance	Change
Interest income	$1,435	$994	$441	44.4%
Income from other investments, net	15,455	12,629	2,826	22.4%
General and administrative	(10,342)	(10,197)	(145)	(1.4%)
Rent control initiatives	(499)	(807)	308	38.2%
Interest and related amortization	(77,254)	(75,304)	(1,950)	(2.6%)
Loss on early debt retirement	—	(482)	482	100.0%
Depreciation on corporate assets	(313)	(682)	369	54.1%
Depreciation on real estate assets	(44,633)	(41,243)	(3,390)	(8.2%)

Total other (expenses), net	$(116,151)	$(115,092)	$(1,059)	(1.0%)

     Interest income increased due to interest earned on our Privileged Access note (see “Privileged Access” above). Income from other investments, net increased due to a $1.0 million non-refundable deposit received upon termination of the contract for the sale of Del Rey (see Note 4 – Investment in Real Estate), a $0.9 million gain on sale of our preferred partnership interest in College Heights, the TT lease amendments and a reduction in corporate expenses, offset by the write off of costs related to potential transactions no longer being considered. General and administrative expense increased due to increased payroll expense related to Company growth, offset by a decrease in legal costs and banking fees. Rent control initiatives decreased as a result of the varying legal activity related to these cases. Interest expense increased primarily due to acquisitions offset by a decrease in our average interest rates due to refinancings in the fourth quarter of 2005. Depreciation expense on real estate assets increased due to the 2005 and 2006 acquisitions.
Equity in Income of Unconsolidated Joint Ventures
     During the nine months ended September 30, 2006, equity in income of unconsolidated joint ventures decreased $2.6 million due primarily to refinancing proceeds from two joint ventures in 2005 and the Company’s purchase of the remaining interest in the Mezzanine Properties in the first quarter 2006, now included in income from property operations.
Liquidity and Capital Resources
Liquidity
     As of September 30, 2006, the Company had approximately $0 in cash and cash equivalents and $160 million available on its lines of credit. The Company maintains a low cash balance in order to minimize its lines of credit interest expense. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit and the issuance of debt securities or additional equity securities in the Company, in addition to working capital. The table below summarizes cash flow activity for the nine months ended September 30, 2006 and 2005 (amounts in thousands).

	For the Nine Months Ended
	September 30,
	2006	2005
Cash provided by operating activities	$77,649	$67,453
Cash used in investing activities	(42,470)	(62,644)
Cash used in financing activities	(35,789)	(958)

Net (decrease) increase in cash	$(610)	$3,851

Operating Activities
     Net cash provided by operating activities increased $10.2 million from $67.5 million for the nine months ended September 30, 2005. The increase reflects increased property operating income as a result of our acquisitions and a decrease in working capital requirements.
Investing Activities
     Net cash used in investing activities reflects the impact of the following investing activities:
Acquisitions and Dispositions of Real Estate
     During the nine months ended September 30, 2006, we completed the following transactions:

•	Purchased the remaining interest in the Mezzanine Properties (the “Mezzanine Portfolio”) in which we had initially invested approximately $30.0 million to acquire preferred equity interests during the first quarter of 2004. The Mezzanine Portfolio consists of 11 Properties containing 5,057 sites: five Properties are located in Arizona, four in Florida, and one each in North Carolina and South Carolina. The total purchase price was approximately $105.0 million, including our existing investment in these Properties of $32.2 million and our general partnership investment of $1.4 million. The acquisition was funded by new debt financing of $47.1 million and assumed debt of approximately $25.9 million. Net working capital acquired included $3.2 million of rents received in advance and $0.4 million in other net payables. In connection with this acquisition we also purchased $1.9 million of inventory.

•	Purchased seven lifestyle-oriented Properties which contain 1,594 sites including 950 acres of developable expansion land and are located in Florida, New York, North Carolina, South Carolina, Michigan, Kentucky and Alabama. The total purchase price of approximately $14.3 million was funded by the exchange of two all-age Properties, located in Indiana, previously held for sale containing 495 sites, and $5.0 million in cash. We provided short-term seller financing of $3.4 million. This note has been repaid in full. Net working capital acquired included $0.6 million of rents received in advance. The acquisition was funded from our lines of credit.

•	Purchased two additional Thousand Trails Properties, located in California and Florida, and certain personal property for $10.0 million. These Properties were leased back as part of the amended TT lease (see Privileged Access discussion above). The acquisition was funded from our lines of credit.

•	Purchased Tranquil Timbers, a Property located in Door County, Wisconsin, containing 270 sites for a total purchase price of $2.8 million. The acquisition was funded from our lines of credit.
     During the nine months ended September 30,2005, we acquired seven Properties (see Note 4 – Investment in Real Estate). The combined real estate investment in these Properties was approximately $89.9 million and was funded from our lines of credit and debt assumed of $53.5 million.
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
Notes Receivable Activity
     On April 14, 2006, in connection with Privileged Access purchase of TT (see Privileged Access discussion above) the Company loaned Privileged Access $12.25 million. This loan is secured by the net contract receivables owned by Privileged Access. The note receivable bears interest at a per annum rate of prime plus 1.5% and matures on April 14, 2007. The note contains certain quarterly covenants. On August 21, 2006, the seller financing of $3.4 million provided in connection with the Mid-Atlantic Portfolio acquisition described above was repaid.
Investments in/ Distributions from unconsolidated joint ventures
     During the nine months ended September 30, 2006 we received approximately $4.3 million in distributions from our joint ventures. $2.7 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $1.6 million were classified as a return of capital and were included in investing activities. These related to our sale of the Property owned by Indian Wells joint venture and the sale of our interest in the Blazing Star joint venture.
     During the nine months ended September 30, 2005 we received approximately $10.2 million in distributions from our joint ventures. $4.6 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $5.6 million were classified as a return of capital and were included in investing activities. These related to a refinancing at one of our joint ventures.
     During the nine months ended September 30, 2005, we invested approximately $7 million for a 50% preferred joint venture interest in three Properties located near Bar Harbor, Maine.
Proceeds from Sale of Investment
     During the quarter ended September 30, 2006, the Company sold its preferred partnership interest in College Heights for approximately $9.0 million. At the time of the sale, College Heights owned a portfolio of 11 properties with approximately 1,900 sites located in Michigan, Ohio and Florida. The proceeds received represent a per site value of approximately $22,000.
Capital Improvements
     Capital expenditures for improvements are identified by the Company as recurring capital expenditures (“Recurring CapEx”), site development costs and corporate costs. Recurring CapEx was approximately $8.6 million and $9.0 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. Site development costs were approximately $13.9 million and $11.6 million for the nine months ended September 30, 2006 and September 30, 2005, respectively, and represent costs to develop expansion sites at certain of the Company’s Properties, and costs for improvements to sites when a used home is replaced with a new home. Approximately $1.5 million and $2.5 million in hurricane costs were capitalized in the nine months ended September 30, 2006 and 2005, respectively. Corporate costs were approximately $191,000 and $606,000 for the nine months ended September 30, 2006 and September 30, 2005, respectively, which reflects an increase in property management support in the previous year.
Financing Activities
     Net cash used in financing activities reflects the following financing activities:
Mortgages and Credit Facilities
Financing, Refinancing and Early Debt Retirement
     During the nine months ended September 30, 2006, the Company completed the following transactions:
•	Assumed $25.9 million in mortgage debt on four of the eleven Properties related to the acquisition of the Mezzanine Portfolio. During the second and third quarters of 2006, this mortgage debt was defeased. Net proceeds of approximately $10.4 million were used to pay down the lines of credit. The four mortgages bear interest at weighted average interest rates ranging from 5.69% to 6.143% per annum and mature in 2016. In addition, we financed $47.1 million of mortgage debt to acquire the remaining seven Properties in the Mezzanine Portfolio. The seven mortgages bear interest at weighted average rates ranging from 5.70% to 5.72% per annum, and mature in April 2016.

•	Received $3.0 million and $2.9 million in mortgage debt proceeds as a result of meeting certain operational criteria at the Monte Vista Property and the Viewpoint Property, respectively. These proceeds were used to pay down the lines of credit.

•	Renewed our unsecured debt. We replaced the term loan which had a remaining balance of $100 million maturing in 2007, and a $110 million line of credit maturing in August 2006 with a $225 million line of credit with a four-year maturity and one-year extension option. The new facility bears interest at LIBOR plus 1.20% per annum with a 0.15% facility fee per annum. The interest rate on the term loan was LIBOR plus 1.75% per annum and the $110 million line of credit had an interest rate of LIBOR plus 1.65% and had a 0.15% unused fee, both per annum. The interest rate, including a facility fee, on $100 million of the outstanding balance on the new lines of credit is fixed at 6.18% per annum through mid-December 2006.

We also renewed our $50 million line of credit which bears interest at LIBOR plus 1.20% per annum with a 0.15% facility fee per annum, and matures on June 29, 2010. The renewal increases our financial flexibility and lowers our credit spread.

•	Acquired land for $2.4 million subject to a ground lease previously classified as mortgage debt relating to the Golden Terrace South Property.
Secured Debt
     Our average long-term debt balance was approximately $1.6 billion in the nine months ended September 30, 2006, with a weighted average interest rate of approximately 5.92% per annum. The debt bears interest at rates of 4.96% to 9.25% per annum and matures on various dates ranging from 2007 to 2016, with one additional loan maturing in 2027. Included in our debt balance are three capital leases with an imputed interest rate of 11.6% per annum. Regular debt amortizations for the nine months ended September 30, 2006 were approximately $10.0 million.
Unsecured Debt
     Our average unsecured debt balance for the nine months ended September 30, 2006 was approximately $132 million with a weighted average interest rate of approximately 6.53% per annum. Throughout the nine months ended September 30, 2006, we borrowed $141.9 million on our lines of credit and paid down $164.4 million on the lines of credit for a net pay down of $22.5 million, primarily from cash from our operations. For the nine months ended September 30, 2005, we had a net pay down of approximately $47.6 million funded by cash from our operations and proceeds from the preferred OP Unit issuance (see Equity Transactions below), partially offset by acquisitions. As of October 31, 2006, approximately $166 million is available to be drawn on these lines of credit.
Other Loans
     During the first quarter of 2006, we borrowed $3.6 million to finance our insurance premium payments. As of September 30, 2006, $1.3 million remained outstanding. This loan is due in January 2007 and bears interest at 5.30% per annum.
     Certain of our mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”), limitations on certain holdings and other restrictions.
     As of September 30, 2006, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

Contractual Obligations	Total	2006	2007	2008	2009	2010 (2)	Thereafter
Long Term Debt (1)	$1,687,614	$6,042	$36,265	$202,296	$76,046	$343,600	$1,023,365
Weighted average per annum interest rates	5.92%	—	6.93%	5.66%	7.06%	6.94%	5.71%

(1)	Balance excludes net premiums and discounts of $5.1 million.

(2)	Includes lines of credit repayments in 2010 of $115.2 million. We have an option to extend this maturity for one year to 2011.
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

     Furthermore, we lease land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2032, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the nine months ended September 30, 2006 and 2005, ground lease rent was approximately $1.2 million. Minimum future rental payments under the ground leases are approximately $1.6 million for each of the next five years and approximately $20.9 million thereafter.
Equity Transactions
     On October 13, 2006, the Company paid a $0.075 per share distribution for the quarter ended September 30, 2006 to the stockholders of record on September 29, 2006.
     On July 14, 2006, the Company paid a $0.075 per share distribution for the quarter ended June 30, 2006 to the stockholders of record on June 30, 2006.
     On April 14, 2006, the Company paid a $0.075 per share distribution for the quarter ended March 31, 2006 to stockholders of record on March 31, 2006.
     On September 29, 2006, June 30, 2006 and March 31, 2006, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million of Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     During the nine months ended September 30, 2006 and 2005, we received approximately $3.5 million and $2.2 million, respectively, in net proceeds from stock option exercises and the employee stock purchase plan.
     During the quarter ended March 31, 2005, the Operating Partnership issued $25 million of 8.0625% Series D Cumulative Redeemable Perpetual Preference Units (the “Series D 8% Units”), to institutional investors. The Series D 8% Units are non-callable for five years. In addition, the Operating Partnership had an existing $125 million of 9.0% Series D Cumulative Redeemable Perpetual Preference Units (the “Series D 9% Units”) outstanding that were callable by the Company as of September 2004. In connection with the new issue, the Operating Partnership agreed to extend the non-call provision of the Series D 9% Units to be coterminous with the new issue, and the institutional investors holding the Series D 9% Units have agreed to lower the rate on such units to 8.0625%. All of the units have no stated maturity or mandatory redemption. Net proceeds from the offering were used to pay down amounts outstanding under the Company’s lines of credit.
     On June 30, 2005, the Operating Partnership issued $50 million of 7.95% Series F Cumulative Redeemable Perpetual Preference Units (the “Series F 7.95% Units”), to institutional investors. The Series F 7.95% Units are non-callable for five years and have no stated maturity or mandatory redemption. Net proceeds from the offering were used to pay down amounts outstanding under the Company’s lines of credit.

Inflation
     Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide the Company with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risk of inflation to the Company.
Funds From Operations
     Funds from Operations (“FFO”) is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), to be an appropriate measure of performance for an equity REIT. While FFO is a relevant and widely used measure of operating performance for equity REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance.
     FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effects of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. Investors should review FFO, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT’s operating performance. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.
     The following table presents a calculation of FFO for the quarters and nine months ended September 30, 2006 and 2005 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Computation of funds from operations:
Net income available for common shares	$3,554	$1,091	$14,835	$12,287
Income allocated to common OP Units	911	293	3,874	3,335
Depreciation on real estate assets	15,158	13,984	44,633	41,243
Depreciation on unconsolidated joint ventures	459	517	1,465	1,341
Depreciation on discontinued real estate assets	—	—	—	329
Gain on sale of property	—	—	(852)	—

Funds from operations available for common shares	$20,082	$15,885	$63,955	$58,535

Weighted average common shares outstanding – fully diluted	30,239	30,149	30,209	30,008

Item 3. Quantitative and Qualitative Disclosure of Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At September 30, 2006, approximately 98% or approximately $1.6 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $102.9 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $110.1 million.
     At September 30, 2006, approximately 2% or approximately $34.8 million of our outstanding debt was at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings would increase/decrease by approximately $347,950 annually.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2006.
     Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting
     There were no material changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006.

Part II — Other Information
Item 1. Legal Proceedings
     See Note 9 of the Consolidated Financial Statements contained herein.
Item 1A. Risk Factors
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.
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

EQUITY LIFESTYLE PROPERTIES, INC.
Date: November 3, 2006	By:	/s/ Thomas P. Heneghan
Thomas P. Heneghan
President and Chief Executive Officer (Principal executive officer)

Date: November 3, 2006	By:	/s/ Michael B. Berman
Michael B. Berman
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)