Form 10-K
period 2006-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2007-03-01
CIK 895417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-11718
EQUITY LIFESTYLE PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	36-3857664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 800, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)
(312) 279-1400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates was approximately $939.9 million as of June 30, 2006 based upon the closing price of $43.83 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.
At February 26, 2007, 24,065,473 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 15, 2007.

Equity LifeStyle Properties, Inc.

Page
PART I.

Item 1. Business	3
Item 1A. Risk Factors	8
Item 1B. Unresolved Staff Comments	12
Item 2. Properties	12
Item 3. Legal Proceedings	20
Item 4. Submission of Matters to a Vote of Security Holders	23

PART II.

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6. Selected Financial Data	25
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	47
Forward-Looking Statements	48
Item 8. Financial Statements and Supplementary Data	49
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A. Controls and Procedures	49
Item 9B. Other Information	49

PART III.

Item 10. Directors and Executive Officers of the Registrant	50
Item 11. Executive Compensation	50
Item 12. Security Ownership of Certain Beneficial Owners and Management	50
Item 13. Certain Relationships and Related Transactions	50
Item 14. Principal Accountant Fees and Services	50

PART IV.

Item 15. Exhibits and Financial Statement Schedules	51
Amendment of Non-Qualified Employee Stock Purchase Plan
Form of Indemnification Agreement
Computation of Ratio of Earnings to Fixed Charges
Business Ethics and Conduct Policy
Subsidiaries of the Registrant
Consent of Independent Registered Public Accounting Firm
Power of Attorney for Philip C. Calian
Power of Attorney for Howard Walker
Power of Attorney for Thomas E. Dobrowski
Power of Attorney for Gary Waterman
Power of Attorney for Donald S. Chisholm
Power of Attorney for Sheli Z. Rosenberg
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 906
Certification of CEO Pursuant to Section 906

PART I
Item 1. Business
Equity LifeStyle Properties, Inc.
General
     Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”), is referred to herein as the “Company,” “ELS,” “we,” “us,” and “our”. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). The Company was formed in December 1992 to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of December 31, 2006, we owned or had an ownership interest in a portfolio of 311 Properties located throughout the United States and Canada containing 112,956 residential sites. These Properties are located in 30 states and British Columbia (with the number of Properties in each state or province shown parenthetically) – Florida (87), California (47), Arizona (35), Texas (15), Pennsylvania (13), Washington (13), Colorado (10), Oregon (9), North Carolina (8), Virginia (8), Delaware (7), Maine (6), Nevada (6), Wisconsin (6), Indiana (5), New York (5), Illinois (4), Massachusetts (4), New Jersey (4), Michigan (3), South Carolina (3), Ohio (2), Tennessee (2), Utah (2), Alabama (1), Iowa (1), Kentucky (1), Montana (1), New Hampshire (1), New Mexico (1), and British Columbia (1).
     Properties are designed and improved for several home options of various sizes and designs that are produced off-site, installed and set on designated sites (“Site Set”) within the Properties. These homes can range from 400 to over 2,000 square feet. The smallest of these are referred to as “Resort Cottages”. Properties may also have sites that can accommodate a variety of RVs. Properties generally contain centralized entrances, internal road systems and designated sites. In addition, Properties often provide a clubhouse for social activities and recreation and other amenities, which may include restaurants, swimming pools, golf courses, lawn bowling, shuffleboard courts, tennis courts, laundry facilities and cable television service. In some cases, utilities are provided or arranged for by us; otherwise, the customer contracts for the utility directly. Some Properties provide water and sewer service through municipal or regulated utilities, while others provide these services to customers from on-site facilities. Properties generally are designed to attract retirees, empty-nesters, vacationers and second home owners; however, certain of the Properties focus on affordable housing for families. We focus on owning properties in or near large metropolitan markets and retirement and vacation destinations.
Employees and Organizational Structure
     We have approximately 1,400 full-time, part-time and seasonal employees dedicated to carrying out our operating philosophy and strategies of value enhancement and service to our customers. The operations of each Property are coordinated by an on-site team of employees that typically includes a manager, clerical and maintenance workers, each of whom works to provide maintenance and care of the Properties. Direct supervision of on-site management is the responsibility of our regional vice presidents and regional and district managers. These individuals have significant experience in addressing the needs of customers and in finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 95 full-time corporate employees who assist on-site management in all property functions.
Formation of the Company
     The operations of the Company are conducted primarily through the Operating Partnership. The Company contributed the proceeds from its initial public offering and subsequent offerings to the Operating Partnership for a general partnership interest. In 2004, the general partnership interest was contributed to MHC Trust (see Note 4 of the Notes to Consolidated Financial Statements contained in this Form 10-K). The financial results of the Operating Partnership and the Subsidiaries are consolidated in the Company’s consolidated financial statements. In addition, since certain activities, if performed by the Company, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”), the Company has formed taxable REIT subsidiaries as defined in the Code to engage in such activities.
     Several Properties are wholly owned by taxable REIT subsidiaries of the Company. In addition, Realty Systems, Inc. (“RSI”) is a wholly owned taxable REIT subsidiary of the Company that is engaged in the business of purchasing and selling site set homes that are located in Properties owned and managed by the Company. RSI also provides brokerage services to residents at such Properties for those residents who move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the site set homes. RSI also leases inventory homes to prospective residents with the expectation that the tenant eventually will purchase the home. Subsidiaries of RSI also lease from the Operating Partnership certain real property within or adjacent to certain Properties consisting of golf courses, pro shops, stores and restaurants.
Business Objectives and Operating Strategies
     Our strategy seeks to maximize both current income and long-term growth in income. We focus on Properties that have strong cash flow and we expect to hold such Properties for long-term investment and capital appreciation. In determining cash flow potential, we evaluate our ability to attract and retain high quality customers in our Properties who take pride in the Property and in their home. These business objectives and their implementation are determined by our Board of Directors and may be changed at any time. Our investment, operating and financing approach includes:
•	Providing consistently high levels of services and amenities in attractive surroundings to foster a strong sense of community and pride of home ownership;

•	Efficiently managing the Properties to increase operating margins by controlling expenses, increasing occupancy and maintaining competitive market rents;

•	Increasing income and property values by continuing the strategic expansion and, where appropriate, renovation of the Properties;

•	Utilizing management information systems to evaluate potential acquisitions, identify and track competing properties and monitor customer satisfaction;

•	Selectively acquiring Properties that have potential for long-term cash flow growth and to create property concentrations in and around major metropolitan areas and retirement or vacation destinations to capitalize on operating synergies and incremental efficiencies; and

•	Managing our debt balances such that we maintain financial flexibility, minimize exposure to interest rate fluctuations, and maintain an appropriate degree of leverage to maximize return on capital.
     Our strategy is to own and operate the highest quality properties in sought-after locations near urban areas, retirement and vacation destinations across the United States. We focus on creating an attractive residential environment by providing a well-maintained, comfortable Property with a variety of organized recreational and social activities and superior amenities as well as offering a multitude of lifestyle housing choices. In addition, we regularly conduct evaluations of the cost of housing in the marketplaces in which our Properties are located and survey rental rates of competing properties. From time to time we also conduct satisfaction surveys of our customers to determine the factors they consider most important in choosing a property. We improve site utilization and efficiency by tracking types of customers and usage patterns and marketing to those specific customer groups.
Acquisitions and Dispositions
     Over the last decade our portfolio of Properties has grown significantly from owning or having an interest in 69 Properties with over 27,000 sites to owning or having an interest in 311 Properties with over 112,000 sites. We continually review the Properties in our portfolio to ensure that they fit our business objectives. Over the last five years we sold 28 Properties, and we redeployed capital to markets we believe have greater long-term potential. In that same time period we acquired 189 Properties located in high growth areas such as Florida, Arizona and California. We believe that opportunities for property acquisitions are still available. Increasing acceptability of and demand for a lifestyle that includes Site Set homes and RVs as well as continued constraints on development of new properties continue to add to their attractiveness as an investment. We believe we have a competitive advantage in the acquisition of additional properties due to our experienced management, significant presence in major real estate markets and substantial capital resources. We are actively seeking to acquire additional properties and are engaged in various stages of negotiations relating to the possible acquisition of a number of properties.
     We anticipate that new acquisitions will generally be located in the United States, although we may consider other geographic locations provided they meet our acquisition criteria. We utilize market information systems to identify and evaluate acquisition opportunities, including a market database to review the primary economic indicators of the various locations in which we expect to expand our operations. Acquisitions will be financed from the most appropriate sources of capital, which may include undistributed funds from operations, issuance of additional equity securities, sales of investments, collateralized and uncollateralized borrowings and issuance of debt securities. In addition, the Company may acquire properties in transactions that include the issuance of limited partnership interests in the Operating Partnership (“Units”) as consideration for the acquired properties. We believe that an ownership structure that includes the Operating Partnership will permit us to acquire additional properties in transactions that may defer all or a portion of the sellers’ tax consequences.

     When evaluating potential acquisitions, we consider such factors as:
•	The replacement cost of the property including land values, entitlements and zoning,

•	The geographic area and type of the property,

•	The location, construction quality, condition and design of the property,

•	The current and projected cash flow of the property and the ability to increase cash flow,

•	The potential for capital appreciation of the property,

•	The terms of tenant leases or usage rights, including the potential for rent increases,

•	The potential for economic growth and the tax and regulatory environment of the community in which the property is located,

•	The potential for expansion of the physical layout of the property and the number of sites,

•	The occupancy and demand by customers for properties of a similar type in the vicinity and the customers’ profile,

•	The prospects for liquidity through sale, financing or refinancing of the property, and

•	The competition from existing properties and the potential for the construction of new properties in the area.
     When evaluating potential dispositions, we consider such factors as:
•	The ability to sell the Property at a price that we believe will provide an appropriate return for our stockholders,

•	Our desire to exit certain non-core markets and recycle the capital into core markets, and

•	Whether the Property meets our current investment criteria.
     When investing capital we consider all potential uses of the capital including returning capital to our stockholders. As a result, during 1999 and 2000 we implemented a stock repurchase program, and our Board of Directors continues to review the conditions under which we will repurchase our stock. These conditions include, but are not limited to, market price, balance sheet flexibility, other opportunities and capital requirements. On January 16, 2004, we paid a special dividend of $8.00 per share using proceeds from a recapitalization.
Property Expansions
     Several of our Properties have available land for expanding the number of sites available to be utilized by our customers. Development of these sites (“Expansion Sites”) is evaluated based on the following: local market conditions; ability to subdivide; accessibility through the Property or externally; infrastructure needs including utility needs and access as well as additional common area amenities; zoning and entitlement; costs; topography; and ability to market new sites. When justified, development of Expansion Sites allows us to leverage existing facilities and amenities to increase the income generated from the Properties. Where appropriate, facilities and amenities may be upgraded or added to certain Properties to make those Properties more attractive in their markets. Our acquisition philosophy has included the desire to own Properties with potential Expansion Site development. Approximately 77 of our Properties have expansion potential, with approximately 6,000 acres available for expansion.
Leases or Usage Rights
     At our Properties, a typical lease entered into between the owner of a home and the Company for the rental of a site is for a month-to-month or year-to-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Non-cancelable long-term leases, with remaining terms ranging up to ten years, are in effect at certain sites within 27 of the Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index (“CPI”), in some instances taking into consideration certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments are made on an annual basis. At Properties zoned for RV use, long-term customers typically enter into right to use agreements and many typically prepay for their stay. Many resort customers will also leave deposits to reserve a site for the following year. Generally these customers cannot live full time on the Property.
Regulations and Insurance
     General. Our Properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. We believe that each Property has the necessary permits and approvals to operate.
     Rent Control Legislation. At certain of our Properties, state and local rent control laws, principally in California, limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. We presently expect to continue to maintain Properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida has enacted a law that generally provides that rental increases must be reasonable. Also, certain jurisdictions in California in which we own Properties limit rent increases to changes in the CPI or some percentage thereof. As part of our effort to realize the value of our Properties subject to restrictive regulation, we have initiated lawsuits against several municipalities imposing such regulation in an attempt to balance the interests of our stockholders with the interests of our customers (see Item 3 – Legal Proceedings).
     Insurance. The Properties are covered against fire, flood, property damage, earthquake, windstorm and business interruption by insurance policies containing various deductible requirements and coverage limits. Recoverable costs are classified in other assets as incurred. Insurance proceeds are applied against the asset when received. Recoverable costs relating to capital items are treated in accordance with the Company’s capitalization policy. The book value of the original capital item is written off once the value of the impaired asset has been determined. Insurance proceeds relating to the capital costs are recorded as income in the period they are received.
INDUSTRY
     We believe that modern properties similar to ours provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following reasons:
•	Barriers to Entry: We believe that the supply of new properties in locations targeted by the Company will be constrained due to barriers to entry. The most significant barrier has been the difficulty of securing zoning from local authorities. This has been the result of (i) the public’s historically poor perception of manufactured housing, and (ii) the fact that properties generate less tax revenue because the homes are treated as personal property (a benefit to the homeowner) rather than real property. Another factor that creates substantial barriers to entry is the length of time between investment in a property’s development and the attainment of stabilized occupancy and the generation of revenues. The initial development of the infrastructure may take up to two or three years. Once a property is ready for occupancy, it may be difficult to attract customers to an empty property. Substantial occupancy levels may take several years to achieve.

•	Industry Consolidation: According to various industry reports, there are approximately 65,000 properties in the United States, and approximately 10% or approximately 6,000 of the properties have more than 200 sites and would be considered investment-grade. We believe that this relatively high degree of fragmentation provides us, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional properties.

•	Customer Base: We believe that properties tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) customers typically own their own homes, (ii) properties tend to foster a sense of community as a result of amenities such as clubhouses and recreational and social activities, (iii) since moving a Site Set home from one property to another involves substantial cost and effort, customers often sell their home in-place (similar to site-built residential housing) with no interruption of rental payments to us.

•	Lifestyle Choice: According to the Recreational Vehicle Industry Association, nearly 1 in 12 U.S. vehicle-owning households owns an RV. The 80 million people born from 1945 to 1964 or “baby boomers” make up the fastest growing segment of this market. Every day 11,000 Americans turn 50 according to U.S. Census figures. We believe that this population segment, seeking an active lifestyle, will provide opportunities for future cash flow growth for the Company. Current RV owners, once finished with the more active RV lifestyle, will often seek more permanent retirement or vacation establishments. The Site Set housing choice has become an increasingly popular housing alternative for retirement, second-home, and “empty-nest” living. According to a Fannie Mae survey, the baby-boom generation will constitute 18% of the U.S. population within the next 30 years and more than 32 million people will reach age 55 within the next ten years. Among those individuals who are nearing retirement (age 40 to 54), approximately 33% plan on moving upon retirement.

We believe that the housing choices in our Properties are especially attractive to such individuals throughout this lifestyle cycle. Our Properties offer an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment. In fact, many of our Properties allow for this cycle to occur within a single Property.

•	Construction Quality: Since 1976, all factory built housing has been required to meet stringent federal standards, resulting in significant increases in quality. The Department of Housing and Urban Development’s (“HUD”) standards for Site Set housing construction quality are the only federally regulated standards governing housing quality of any type in the United States. Site Set homes produced since 1976 have received a “red and silver” government seal certifying that they were built in compliance with the federal code. The code regulates Site Set home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures. In addition, although Resort Cottages do not come under the same regulation, many of the manufacturers of Site Set homes also produce Resort Cottages with many of the same quality standards.

•	Comparability to Site-Built Homes: The Site Set housing industry has experienced a trend towards multi-section homes. Many modern Site Set homes are longer (up to 80 feet, compared to 50 feet in the 1960’s) and wider than earlier models. Many such homes have nine-foot ceilings or vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single-family ranch style site-built homes.

•	Second Home Demographics: According to 2006 National Association of Realtors (“NAR”) reports, sales of second homes in 2005 accounted for four out of ten residential transactions, or 3.34 million second-home sales in 2005. There were approximately 6.8 million vacation homes in 2005. The typical vacation-home buyer is 59 years old and earned $120,600 in 2005. Approximately 67% of vacation home-owners prefer to be near an ocean, river or lake; 39% close to recreational or sporting activities; 38% close to vacation or resort areas; and 31% close to mountains or other natural attractions. In looking ahead, NAR believes that baby boomers are still in their peak earning years, and the leading edge of their generation is approaching retirement. As they continue to have the financial wherewithal to purchase second homes as a vacation property, investment opportunity, or perhaps as a retirement retreat, those baby boomers will continue to drive the market for second-homes. We believe it is likely that over the next decade we will continue to see historically high levels of second home sales.
Available Information
     We file reports electronically with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy information and statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We maintain an Internet site with information about the Company and hyperlinks to our filings with the SEC at http://www.equitylifestyle.com. Requests for copies of our filings with the SEC and other investor inquiries should be directed to:
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

Item 1A. Risk Factors
Our Performance and Common Stock Value Are Subject to Risks Associated With the Real Estate Industry.
Adverse Economic Conditions and Other Factors Could Adversely Affect the Value of Our Properties and Our Cash Flow. Several factors may adversely affect the economic performance and value of our Properties. These factors include:
•	changes in the national, regional and local economic climate;
•	local conditions such as an oversupply of lifestyle-oriented properties or a reduction in demand for lifestyle-oriented properties in the area, the attractiveness of our Properties to customers, competition from manufactured home communities and other lifestyle-oriented properties and alternative forms of housing (such as apartment buildings and site-built single family homes);
•	our ability to collect rent from customers and pay maintenance, insurance and other operating costs (including real estate taxes), which could increase over time;
•	the failure of our assets to generate income sufficient to pay our expenses, service our debt and maintain our Properties, which may adversely affect our ability to make expected distributions to our stockholders;
•	our inability to meet mortgage payments on any Property that is mortgaged, in which case the lender could foreclose on the mortgage and take the Property;
•	interest rate levels and the availability of financing, which may adversely affect our financial condition; and
•	changes in laws and governmental regulations (including rent control laws and regulations governing usage, zoning and taxes), which may adversely affect our financial condition.
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
Some Potential Losses Are Not Covered by Insurance. We carry comprehensive liability, fire, extended coverage and business interruption insurance on all of our Properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, that generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property.
Debt Financing, Financial Covenants and Degree of Leverage Could Adversely Affect Our Economic Performance.
Scheduled Debt Payments Could Adversely Affect Our Financial Condition. Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $1.7 billion as of December 31, 2006. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:
•	our cash flow could be insufficient to pay distributions at expected levels and meet required payments of principal and interest;

•	we will be required to use a substantial portion of our cash flow from operations to pay our indebtedness, thereby reducing the availability of our cash flow to fund the implementation of our business strategy, acquisitions, capital expenditures and other general corporate purposes;
•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	we may not be able to refinance existing indebtedness (which in virtually all cases requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness;
•	if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt; and
•	if prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) result in higher interest rates, increased interest expense would adversely affect cash flow and our ability to service debt and make distributions to stockholders.
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
Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing. Our debt to market capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and Units held by parties other than the Company) is approximately 52% as of December 31, 2006. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes us more vulnerable to a downturn in business or the economy generally.
We Depend on Our Subsidiaries’ Dividends and Distributions.
     Substantially all of our assets are indirectly held through the Operating Partnership. As a result, we have no source of operating cash flow other than from distributions from the Operating Partnership. Our ability to pay dividends to holders of common stock depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to third party holders of its preferred Units and then to make distributions to MHC Trust and common Unit holders. Similarly, MHC Trust must satisfy its obligations to its creditors and preferred shareholders before making common stock distributions to us.
Stockholders’ Ability to Effect Changes of Control of the Company is Limited.
Provisions of Our Charter and Bylaws Could Inhibit Changes of Control. Certain provisions of our charter and bylaws may delay or prevent a change of control of the Company or other transactions that could provide our stockholders with a premium over the then-prevailing market price of their common stock or which might otherwise be in the best interest of our stockholders. These include the Ownership Limit described below. Also, any future series of preferred stock may have certain voting provisions that could delay or prevent a change of control or other transaction that might involve a premium price or otherwise be beneficial to our stockholders.
Maryland Law Imposes Certain Limitations on Changes of Control. Certain provisions of Maryland law prohibit “business combinations” (including certain issuances of equity securities) with any person who beneficially owns ten percent or more of the voting power of outstanding common stock, or with an affiliate of the Company who, at any time within the two-year period prior to the date in question, was the owner of ten percent or more of the voting power of the outstanding voting stock (an “Interested Stockholder”), or with an affiliate of an Interested Stockholder. These prohibitions last for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder. After the five-year period, a business combination with an Interested Stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for its shares of common stock. The Board of

Directors has exempted from these provisions under the Maryland law any business combination with Samuel Zell, who is the Chairman of the Board of the Company, certain holders of Units who received them at the time of our initial public offering, the General Motors Hourly Rate Employees Pension Trust and the General Motors Salaried Employees Pension Trust, and our officers who acquired common stock at the time we were formed and each and every affiliate of theirs.
We Have a Stock Ownership Limit for REIT Tax Purposes. To remain qualified as a REIT for U.S. federal income tax purposes, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any taxable year. To facilitate maintenance of our REIT qualification, our charter, subject to certain exceptions, prohibits Beneficial Ownership (as defined in our charter) by any single stockholder of more than 5% (in value or number of shares, whichever is more restrictive) of our outstanding capital stock. We refer to this as the “Ownership Limit.” Within certain limits, our charter permits the Board of Directors to increase the Ownership Limit with respect to any class or series of stock. The Board of Directors, upon receipt of a ruling from the IRS, opinion of counsel, or other evidence satisfactory to the Board of Directors and upon fifteen days prior written notice of a proposed transfer which, if consummated, would result in the transferee owning shares in excess of the Ownership Limit, and upon such other conditions as the Board of Directors may direct, may exempt a stockholder from the Ownership Limit. Absent any such exemption, capital stock acquired or held in violation of the Ownership Limit will be transferred by operation of law to us as trustee for the benefit of the person to whom such capital stock is ultimately transferred, and the stockholder’s rights to distributions and to vote would terminate. Such stockholder would be entitled to receive, from the proceeds of any subsequent sale of the capital stock transferred to us as trustee, the lesser of (i) the price paid for the capital stock or, if the owner did not pay for the capital stock (for example, in the case of a gift, devise of other such transaction), the market price of the capital stock on the date of the event causing the capital stock to be transferred to us as trustee or (ii) the amount realized from such sale. A transfer of capital stock may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control of the Company and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for their common stock.
Conflicts of Interest Could Influence the Company’s Decisions.
Certain Stockholders Could Exercise Influence in a Manner Inconsistent With the Stockholders’ Best Interests. As of December 31, 2006, Mr. Zell and certain affiliated holders beneficially owned approximately 14.4% of our outstanding common stock (in each case including common stock issuable upon the exercise of stock options and the exchange of Units). Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders.
Mr. Zell and His Affiliates Continue to be Involved in Other Investment Activities. Mr. Zell and his affiliates have a broad and varied range of investment interests, including interests in other real estate investment companies involved in other forms of housing, including multifamily housing. Mr. Zell and his affiliates may acquire interests in other companies. Mr. Zell may not be able to control whether any such company competes with the Company. Consequently, Mr. Zell’s continued involvement in other investment activities could result in competition to the Company as well as management decisions which might not reflect the interests of our stockholders.
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
     As of December 31, 2006, we owned or had an ownership interest in 311 Properties located in 30 states and British Columbia, including 87 Properties located in Florida and 47 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties. While we have obtained insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that the Company must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures incurred by us and reimbursements received from the insurance providers, could adversely affect our economic performance.
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
We Are Dependent on External Sources of Capital.
     To qualify as a REIT, we must distribute to our stockholders each year at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain). In addition, we intend to distribute all or substantially all of our net income so that we will generally not be subject to U.S. federal income tax on our earnings. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including for acquisitions, from income from operations. We therefore will have to rely on third-party sources of debt and equity capital financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including conditions in the capital markets generally and the market’s perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of stockholders’ interests, and additional debt financing may substantially increase our leverage.
Our Qualification as a REIT is Dependent on Compliance With U.S. Federal Income Tax Requirements.
     We believe we have been organized and operated in a manner so as to qualify for taxation as a REIT, and we intend to continue to operate so as to qualify as a REIT for U.S. federal income tax purposes. Qualification as a REIT for U.S. federal income tax purposes, however, is governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. Our qualification as a REIT requires analysis of various facts and circumstances that may not be entirely within our control, and we cannot provide any assurance that the Internal Revenue Service (the “IRS”) will agree with our analysis. These matters can affect our qualification as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the U.S. federal income tax consequences of qualification as a REIT.
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
Property Portfolio
     As of December 31, 2006, we owned or had an ownership interest in a portfolio of 311 Properties located throughout the United States and British Columbia containing 112,956 residential sites.
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
     Bay Indies located in Venice, Florida and Westwinds located in San Jose, California accounted for approximately 2.5% and 2.2%, respectively, of our total property operating revenues for the year ended December 31, 2006.
     The following table sets forth certain information relating to the Properties we owned as of December 31, 2006, categorized by our major markets (excluding membership campground Properties leased to Privileged Access and Properties owned through joint ventures).

											Total
										Total	Number of
										Number of	Annual Sites	Annual Site	Annual Site			Annual	Annual
						Acres		Developable	Expansion	Sites as of	as of	Occupancy as	Occupancy as			Rent as of	Rent as of
Property	Address	City	State	ZIP	MH/RV	(c)		Acres (d)	Sites (e)	12/31/06	12/31/06	of 12/31/06	of 12/31/05			12/31/06	12/31/05

	Florida
East Coast:
Sunshine Key	38801 Overseas Hwy	Big Pine Key	FL	33043	RV	54				409	—	—	—			—	—
Carriage Cove	Five Carriage Cove Way	Daytona Beach	FL	32119	MH	59				418	418	93.5%	92.1%			$5,138	$4,949
Coquina Crossing	4536 Coquina Crossing Dr.	Elkton	FL	32033	MH	316		65	196	556	556	86.7%	85.2%	(b	)	$4,931	$4,629
Bulow Plantation	3165 Old Kings Road South	Flagler Beach	FL	32136	MH	323		180	722	276	276	98.9%	98.9%	(b	)	$4,673	$4,330
Bulow RV	3345 Old Kings Road South	Flagler Beach	FL	32136	RV	—	(f)	—	—	352	128	100.0%	100.0%			$4,496	$3,681
Carefree Cove	3273 N.W. 37th St	Ft. Lauderdale	FL	33309	MH	20				163	163	90.2%	92.0%			$5,772	$5,693
Park City West	10550 W. State Road 84	Ft. Lauderdale	FL	33324	MH	60				363	363	89.5%	94.8%			$5,155	$4,706
Sunshine Holiday	2802 W. Oakland Park Blvd.	Ft. Lauderdale	FL	33311	MH	32				269	269	90.0%	90.0%			$5,343	$5,078
Sunshine Holiday RV	2802 W. Oakland Park Blvd.	Ft. Lauderdale	FL	33311	RV	—	(f)			131	35	100.0%	100.0%			$5,143	$4,964
Maralago Cay	6280 S. Ash Lane	Lantana	FL	33462	MH	102		5		602	602	92.9%	93.9%			$5,973	$5,747
Coral Cay	2801 NW 62nd Avenue	Margate	FL	33063	MH	121				817	817	82.7%	88.9%			$5,854	$5,750
Lakewood Village	3171 Hanson Avenue	Melbourne	FL	32901	MH	68				349	349	87.7%	87.4%			$5,292	$4,997
Holiday Village	1335 Fleming Ave Box 228	Ormond Beach	FL	32174	MH	43				301	301	87.0%	85.7%			$4,446	$4,308
Sunshine Holiday	1701 North US Hwy 1	Ormond Beach	FL	32174	RV	69				349	132	100.0%	100.0%			$3,744	$3,500
The Meadows	2555 PGA Boulevard	Palm Beach Gardens	FL	33410	MH	55				379	379	85.2%	84.7%	(b	)	$5,615	$5,090
Breezy Hill RV	800 NE 48th Street	Pompano Beach	FL	33064	RV	52				762	381	100.0%	100.0%			$5,230	$4,937
Highland Wood RV	900 NE 48th Street	Pompano Beach	FL	33064	RV	15				148	3	100.0%	100.0%			$5,820	$4,258
Lighthouse Pointe	155 Spring Drive	Port Orange	FL	32129	MH	64				433	433	86.8%	87.1%	(b	)	$4,446	$4,286
Pickwick	4500 S. Clyde Morris Blvd	Port Orange	FL	32119	MH	84		4		432	432	99.1%	99.3%			$4,606	$4,420
Indian Oaks	780 Barnes Boulevard	Rockledge	FL	32955	MH	38				208	208	100.0%	100.0%			$3,827	$3,615
Lazy Lakes	311 Johnson Road	Sugar Loaf	FL	33042	RV	13				100	—	—	100.0%			—	$6,342
Countryside	8775 20th Street	Vero Beach	FL	32966	MH	125				643	643	89.6%	90.1%	(b	)	$4,929	$4,579
Heritage Plantation	1101 Ranch Road	Vero Beach	FL	32966	MH	64				435	435	84.6%	86.9%			$4,901	$4,743
Holiday Village	1000 S.W. 27th Avenue	Vero Beach	FL	32968	MH	20				128	128	39.8%	43.8%			$4,190	$4,073
Sunshine Travel	9455 108th Avenue	Vero Beach	FL	32967	RV	30		6	48	300	213	100.0%	100.0%			$3,787	$3,715

Central:
Clerbook	20005 U.S. Highway 27	Clermont	FL	34711	RV	288				1,255	474	100.0%	—	(a	)	$3,194	—
Lake Magic	9600 Hwy 192 West	Clermont	FL	34714	RV	69				471	143	100.0%	100.0%			$3,411	$3,141
Southern Palms	One Avocado Lane	Eustis	FL	32726	RV	120				950	403	100.0%	100.0%			$3,269	$2,754
Grand Island	13310 Sea Breeze Lane	Grand Island	FL	32735	MH	35				359	359	59.1%	58.5%	(b	)	$4,378	$4,114
Sherwood Forest	5302 W. Irlo Bronson Hwy	Kissimmee	FL	34746	MH	124				754	754	94.2%	93.8%	(b	)	$5,004	$4,645
Sherwood Forest RV	5300 W. Irlo Bronson Hwy	Kissimmee	FL	34746	RV	107		43	149	513	147	100.0%	100.0%			$4,403	$4,353
Tropical Palms	2650 Holiday Trail	Kissimmee	FL	34746	RV	59				541	37	100.0%	—			$4,096	—
Coachwood	2610 Dogwood Place	Leesburg	FL	34748	MH	29				202	202	92.6%	94.6%			$3,460	$3,207
Mid-Florida Lakes	199 Forest Dr.	Leesburg	FL	34788	MH	290				1,225	1,225	82.5%	82.4%	(b	)	$4,996	$4,759
Southernaire	1700 Sanford Road	Mt. Dora	FL	32757	MH	14				108	108	86.1%	88.0%			$3,945	$3,608
Oak Bend	10620 S.W. 27th Ave.	Ocala	FL	34476	MH	62				262	262	89.3%	87.8%	(b	)	$4,023	$3,878
Villas at Spanish Oaks	3150 N.E. 36th Avenue	Ocala	FL	34479	MH	69				459	459	87.6%	87.1%			$4,327	$4,230

										Total
									Total	Number of
									Number of	Annual Sites	Annual Site	Annual Site			Annual	Annual
						Acres	Developable	Expansion	Sites as of	as of	Occupancy as	Occupancy as			Rent as of	Rent as of
Property	Address	City	State	ZIP	MH/RV	(c)	Acres (d)	Sites (e)	12/31/06	12/31/06	of 12/31/06	of 12/31/05			12/31/06	12/31/05

Gulf Coast (Tampa/Naples):
Toby’s RV	3550 N.E. Hwy 70	Arcadia	FL	34266	RV	44			379	263	100.0%	100.0%			$2,026	$1,910
Manatee	800 Kay Road NE	Bradenton	FL	34212	RV	42			415	249	100.0%	100.0%			$4,092	$3,805
Windmill Manor	5320 53rd Ave. East	Bradenton	FL	34203	MH	49			292	292	93.8%	94.2%			$5,034	$4,812
Glen Ellen	2882 Gulf to Bay Blvd	Clearwater	FL	33759	MH	12			106	106	95.3%	86.8%			$4,239	$4,154
Hillcrest	2346 Druid Road East	Clearwater	FL	33764	MH	25			278	278	87.8%	78.1%			$4,838	$4,773
Holiday Ranch	4300 East Bay Drive	Clearwater	FL	33764	MH	12			150	150	91.3%	87.3%			$4,800	$4,701
Silk Oak	28488 US Highway 19 N	Clearwater	FL	33761	MH	19			181	181	91.7%	78.5%			$5,124	$4,711
Crystal Isles	11419 W. Ft. Island Drive	Crystal River	FL	34429	RV	32			260	21	100.0%	100.0%			$3,502	$3,020
Lake Haven	1415 Main Street	Dunedin	FL	34698	MH	48			379	379	89.2%	83.6%			$5,756	$5,546
Fort Myers Beach Resort	16299 San Carlos Blvd.	Fort Myers	FL	33908	RV	31			306	100	100.0%	100.0%			$5,054	$4,911
Gulf Air Resort	17279 San Carlos Blvd. SW	Fort Myers	FL	33931	RV	25			246	167	100.0%	100.0%			$4,283	$4,112
Barrington Hills	9412 New York Avenue	Hudson	FL	34667	RV	28			392	263	100.0%	100.0%			$2,464	$2,378
Down Yonder	7001 N. 142nd Avenue	Largo	FL	33771	MH	50			361	361	99.2%	96.7%			$5,515	$5,350
East Bay Oaks	601 Starkey Road	Largo	FL	33771	MH	40			328	328	97.9%	95.7%			$5,247	$5,101
Eldorado Village	2505 East Bay Drive	Largo	FL	33771	MH	25			227	227	98.2%	96.0%			$5,208	$5,046
Shangri La	249 Jasper Street N.W.	Largo	FL	33770	MH	14			160	160	96.9%	90.6%			$4,809	$4,512
Vacation Village	6900 Ulmerton Road	Largo	FL	33771	RV	29			293	201	100.0%	100.0%			$3,760	$3,660
Pasco	21632 State Road 54	Lutz	FL	33549	RV	27			255	174	100.0%	100.0%			$3,182	$3,077
Buccaneer	2210 N. Tamiami Trail N.E.	N. Ft. Myers	FL	33903	MH	223	65	162	971	971	98.2%	97.8%			$5,269	$4,767
Island Vista	3000 N. Tamiami Trail	N. Ft. Myers	FL	33903	MH	121			616	616	88.0%	—	(a	)	$3,809	—
Lake Fairways	19371 Tamiami Trail	N. Ft. Myers	FL	33903	MH	259			896	896	99.7%	99.9%			$5,295	$5,004
Pine Lakes	10200 Pine Lakes Blvd.	N. Ft. Myers	FL	33903	MH	314			584	584	100.0%	99.8%			$6,282	$6,079
Pioneer Village	7974 Samville Rd.	N. Ft. Myers	FL	33917	RV	90			733	438	100.0%	100.0%			$3,521	$3,326
The Heritage	3000 Heritage Lakes Blvd.	N. Ft. Myers	FL	33917	MH	214	22	132	455	455	98.0%	98.0%	(b	)	$4,734	$4,457
Windmill Village	16131 N. Cleveland Ave.	N. Ft. Myers	FL	33903	MH	69			491	491	92.9%	93.7%			$4,294	$4,226
Country Place	2601 Country Place Blvd.	New Port Richey	FL	34655	MH	82			515	515	100.0%	100.0%			$3,672	$3,513
Hacienda Village	7107 Gibraltar Ave	New Port Richey	FL	34653	MH	66			505	505	97.4%	97.4%			$4,319	$4,272
Harbor View	6617 Louisiana Ave	New Port Richey	FL	34653	MH	69			471	471	98.5%	98.9%			$3,462	$2,885
Bay Lake Estates	1200 East Colonia Lane	Nokomis	FL	34275	MH	34			228	228	95.6%	95.2%			$5,692	$5,456
Royal Coachman	1070 Laurel Road East	Nokomis	FL	34275	RV	111	6	30	546	416	100.0%	100.0%			$5,531	$5,126
Silver Dollar	12515 Silver Dollar Drive	Odessa	FL	33556	RV	412			385	382	100.0%	100.0%			$3,953	$3,613
Terra Ceia	9303 Bayshore Road	Palmetto	FL	34221	RV	18			203	137	100.0%	100.0%			$2,951	$2,849
Lakes at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	122			424	424	91.3%	91.3%	(b	)	$3,596	$3,439
Meadows at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	140	23	143	799	799	94.6%	93.5%	(b	)	$4,261	$4,007
Oaks at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	44		—	168	168	75.0%	74.4%	(b	)	$3,710	$3,462
Harbor Lakes	3737 El Jobean Road #294	Port Charlotte	FL	33953	RV	80			528	279	100.0%	100.0%			$3,905	$3,713
Gulf View	10205 Burnt Store Road	Punta Gorda	FL	33950	RV	78			206	43	100.0%	100.0%			$3,872	$3,749
Tropical Palms	17100 Tamiami Trail	Punta Gorda	FL	33955	MH	50			297	297	85.9%	—	(a	)	$3,053	—
Winds of St. Armands No	4000 N. Tuttle Ave.	Sarasota	FL	34234	MH	74			471	471	95.1%	96.2%			$5,121	$4,892
Winds of St. Armands So	3000 N. Tuttle Ave.	Sarasota	FL	34234	MH	61			306	306	99.0%	99.7%			$5,090	$4,885
Topics	13063 County Line Road	Spring Hill	FL	34609	RV	35			230	210	100.0%	100.0%			$2,576	$2,458
Bay Indies	950 Ridgewood Ave	Venice	FL	34285	MH	210			1,309	1,309	96.2%	97.6%			$6,054	$5,736
Ramblers Rest	1300 North River Rd.	Venice	FL	34293	RV	117			647	492	100.0%	—	(a	)	$4,008	—
Sixth Avenue	39345 6th Avenue	Zephyrhills	FL	33542	MH	14			134	134	91.0%	91.8%			$2,271	$2,135

Total Florida Market						6,752	419	1,582	34,548	28,174	93.8%	93.4%			$4,444	$4,276

										Total
									Total	Number of
									Number of	Annual Sites	Annual Site	Annual Site			Annual	Annual
						Acres	Developable	Expansion	Sites as of	as of	Occupancy as	Occupancy as			Rent as of	Rent as of
Property	Address	City	State	ZIP	MH/RV	(c)	Acres (d)	Sites (e)	12/31/06	12/31/06	of 12/31/06	of 12/31/05			12/31/06	12/31/05

	California
Northern California:
Monte del Lago	13100 Monte del Lago	Castroville	CA	95012	MH	54			310	310	96.1%	96.5%	(b	)	$10,892	$9,155
Colony Park	3939 Central Avenue	Ceres	CA	95307	MH	20			186	186	90.9%	89.8%			$6,494	$5,974
Four Seasons	3138 West Dakota	Fresno	CA	93722	MH	40			242	242	89.7%	89.3%			$3,967	$3,680
Tahoe Valley	1175 Melba Drive	Lake Tahoe	CA	96150	RV	86	20	200	413	—	—	—			—	—
Sea Oaks	1675 Los Osos Valley Rd., #221	Los Osos	CA	93402	MH	18			125	125	99.2%	100.0%			$5,793	$5,563
Coralwood	331 Coralwood	Modesto	CA	95356	MH	22			194	194	95.9%	99.0%			$7,596	$6,694
Concord Cascade	245 Aria Drive	Pacheco	CA	94553	MH	31			283	283	99.3%	98.6%			$7,258	$7,089
San Francisco RV	700 Palmetto Ave	Pacifica	CA	94044	RV	12			182	—	—	—			—	—
Quail Meadows	5901 Newbrook Drive	Riverbank	CA	95367	MH	20			146	146	100.0%	98.6%			$7,706	$6,546
California Hawaiian	3637 Snell Avenue	San Jose	CA	95136	MH	50			418	418	92.8%	95.2%			$9,120	$8,920
Sunshadow	1350 Panoche Avenue	San Jose	CA	95122	MH	30			121	121	95.9%	96.7%			$8,903	$8,656
Village of the Four Seasons	200 Ford Road	San Jose	CA	95138	MH	30			271	271	90.4%	92.6%			$8,414	$8,212
Westwinds (4 Properties)	500 Nicholson Lane	San Jose	CA	95134	MH	88			723	723	89.2%	90.0%			$9,945	$9,555
Laguna Lake	1801 Perfumo Canyon Road	San Luis Obispo	CA	93405	MH	100			290	290	99.7%	99.7%			$5,219	$4,887
Contempo Marin	400 Yosemite Road	San Rafael	CA	94903	MH	63			396	396	98.5%	98.5%			$8,082	$7,958
DeAnza Santa Cruz	2395 Delaware Avenue	Santa Cruz	CA	95060	MH	30			198	198	95.5%	96.0%			$9,004	$8,263
Royal Oaks	415 Akers Drive N.	Visalia	CA	93291	MH	20			149	149	88.6%	87.9%			$4,456	$3,919

Southern California:
Date Palm Country Club	36-200 Date Palm Drive	Cathedral City	CA	92234	MH	232	3	24	538	538	97.8%	96.8%			$9,932	$9,396
Date Palm RV	36-100 Date Palm Drive	Cathedral City	CA	92234	RV	— (f)	—	—	140	—	—	—			—	—
Rancho Mesa	450 East Bradley Ave.	El Cajon	CA	92021	MH	20	5		158	158	81.0%	86.1%			$10,529	$9,936
Rancho Valley	12970 Hwy 8 Business	El Cajon	CA	92021	MH	19			140	140	97.1%	100.0%			$10,843	$10,552
Royal Holiday	4400 W Florida Ave	Hemet	CA	92545	MH	22			179	179	58.1%	58.7%			$4,503	$4,070
Pacific Dunes Ranch	1205 Silver Spur Place	Oceana	CA	93445	RV	48			215	3	100.0%	100.0%			$5,355	$1,800
Las Palmas	1025 S. Riverside Ave.	Rialto	CA	92376	MH	18			136	136	100.0%	100.0%			$4,796	$4,583
Parque La Quinta	350 S. Willow Ave. #120	Rialto	CA	92376	MH	19			166	166	100.0%	100.0%			$4,922	$4,646
Meadowbrook	8301 Mission Gorge Rd.	Santee	CA	92071	MH	43			338	338	97.9%	98.2%			$8,918	$8,691
Lamplighter	10767 Jamacha Blvd.	Spring Valley	CA	91978	MH	32	2		270	270	98.1%	98.9%			$11,104	$10,940
Santiago Estates	13691 Gavina Ave. #632	Sylmar	CA	91342	MH	113	25		300	300	100.0%	99.3%			$9,601	$9,013

Total California Market						1,280	55	224	7,227	6,280	94.1%	94.7%			$7,734	$7,148

	Arizona
Countryside RV	2701 S. Idaho Rd	Apache Junction	AZ	85219	RV	53			560	258	100.0%	100.0%			$2,748	$2,676
Golden Sun RV	999 W Broadway Ave	Apache Junction	AZ	85220	RV	33			329	191	100.0%	100.0%			$2,711	$2,699
Casita Verde RV	2200 N. Trekell Rd.	Casa Grande	AZ	85222	RV	14			192	97	100.0%	—	(a	)	$2,086	—
Fiesta Grande RV	1511 East Florence Blvd.	Casa Grande	AZ	85222	RV	77			767	425	100.0%	—	(a	)	$2,451	—
Foothills West RV	10167 N. Encore Dr.	Casa Grande	AZ	85222	RV	16			188	121	100.0%	—	(a	)	$1,998	—
Casa del Sol East II	10960 N. 67th Avenue	Glendale	AZ	85304	MH	29			239	239	80.3%	79.9%			$6,697	$6,299
Casa del Sol East III	10960 N. 67th Avenue	Glendale	AZ	85304	MH	28			236	236	84.3%	78.4%			$6,696	$6,565
Palm Shadows	7300 N. 51st. Avenue	Glendale	AZ	85301	MH	33			294	294	80.3%	79.3%			$5,293	$4,991
Hacienda de Valencia	201 S. Greenfield Rd.	Mesa	AZ	85206	MH	51			365	365	90.4%	81.9%			$5,497	$5,205
Monte Vista	8865 E. Baseline Road	Mesa	AZ	85209	RV	142	56	515	832	771	100.0%	100.0%			$5,296	$4,957
The Highlands at Brentwood	120 North Val Vista Drive	Mesa	AZ	85213	MH	45			273	273	97.8%	92.3%			$6,559	$6,291

										Total
									Total	Number of
									Number of	Annual Sites	Annual Site	Annual Site			Annual	Annual
						Acres	Developable	Expansion	Sites as of	as of	Occupancy as	Occupancy as			Rent as of	Rent as of
Property	Address	City	State	ZIP	MH/RV	(c)	Acres (d)	Sites (e)	12/31/06	12/31/06	of 12/31/06	of 12/31/05			12/31/06	12/31/05

Seyenna Vistas	625 West McKellips	Mesa	AZ	85201	MH	60	4		410	410	56.1%	56.3%			$5,084	$5,046
Viewpoint	8700 E. University	Mesa	AZ	85207	RV	332	55	467	1,952	1,494	100.0%	100.0%			$4,278	$4,050
Casa del Sol West I	11411 N. 91st Avenue	Peoria	AZ	85345	MH	31			245	245	87.8%	83.3%			$6,309	$5,989
Apollo Village	10701 N. 99th Ave.	Peoria	AZ	85345	MH	29	3		236	236	85.6%	80.9%	(b	)	$5,369	$5,243
Carefree Manor	19602 N. 32nd Street	Phoenix	AZ	85050	MH	16			128	128	78.9%	74.2%			$4,601	$4,462
Central Park	205 West Bell Road	Phoenix	AZ	85023	MH	37			293	293	88.1%	85.7%			$5,623	$5,438
Desert Skies	19802 N. 32 Street	Phoenix	AZ	85024	MH	24			165	165	98.2%	97.0%			$4,864	$4,621
Sunrise Heights	17801 North 16th Street	Phoenix	AZ	85022	MH	28			199	199	84.4%	77.4%			$5,532	$5,241
Whispering Palms	19225 N. Cave Creek Rd.	Phoenix	AZ	85024	MH	15			116	116	94.0%	96.6%			$4,234	$4,127
Sedona Shadows	6770 W. U.S. Hwy 89A	Sedona	AZ	86336	MH	48	6	10	198	198	100.0%	97.0%			$6,316	$5,696
Venture In	270 N. Clark Rd.	Show Low	AZ	85901	RV	26			389	265	100.0%	—	(a	)	$2,511	—
Paradise	10950 W. Union Hill Drive	Sun City	AZ	85373	RV	80			950	830	100.0%	100.0%			$3,623	$3,385
The Meadows	2401 W. Southern Ave.	Tempe	AZ	85282	MH	60			391	391	85.2%	78.8%			$5,989	$5,822
Fairview Manor	3115 N. Fairview Avenue	Tucson	AZ	85705	MH	28			235	235	75.7%	77.4%			$4,506	$4,392
Araby	6649 E. 32nd. St.	Yuma	AZ	85365	RV	25			337	286	100.0%	100.0%			$2,686	$2,604
Cactus Gardens	10657 S. Ave. 9-E	Yuma	AZ	85365	RV	43			430	276	100.0%	100.0%			$1,798	$1,775
Capri RV	3380 South 4th Ave	Yuma	AZ	85365	RV	20			303	221	100.0%	—	(a	)	$2,560	—
Desert Paradise	10537 South Ave., 9E	Yuma	AZ	85365	RV	26			260	123	100.0%	100.0%			$1,859	$1,800
Foothill	12705 E. South Frontage Rd.	Yuma	AZ	85367	RV	18			180	66	100.0%	100.0%			$1,908	$1,860
Suni Sands	1960 East 32nd Street	Yuma	AZ	85365	RV	34			336	180	100.0%	100.0%			$2,217	$2,193

Total Arizona Market						1,501	124	992	12,028	9,627	92.5%	89.1%			$4,190	$4,363

	Colorado
Hillcrest Village	1600 Sable Boulevard	Aurora	CO	80011	MH	72			601	601	74.2%	75.5%			$6,477	$6,247
Cimarron	12205 North Perry	Broomfield	CO	80020	MH	50			327	327	85.3%	87.5%			$6,142	$5,945
Holiday Village	3405 Sinton Road	Co. Springs	CO	80907	MH	38			240	240	78.8%	82.5%			$6,468	$6,173
Bear Creek	3500 South King Street	Denver	CO	80236	MH	12			122	122	94.3%	92.6%			$6,173	$6,110
Holiday Hills	2000 West 92nd Avenue	Denver	CO	80260	MH	99			735	735	86.1%	85.4%			$6,145	$6,053
Golden Terrace	17601 West Colfax Ave.	Golden	CO	80401	MH	32			265	265	84.9%	86.4%			$6,667	$6,536
Golden Terrace South	17601 West Colfax Ave.	Golden	CO	80401	MH	15			80	80	70.0%	76.3%			$6,506	$6,322
Golden Terrace South RV	17801 West Colfax Ave.	Golden	CO	80401	RV	— (f)			80	—	—	—			—	—
Golden Terrace West	17601 West Colfax Ave.	Golden	CO	80401	MH	39	7		316	316	82.9%	86.1%			$6,556	$6,551
Pueblo Grande	999 Fortino Blvd. West	Pueblo	CO	81008	MH	33			251	251	90.0%	92.4%			$3,899	$3,876
Woodland Hills	1500 W. Thornton Pkwy.	Thornton	CO	80260	MH	55			434	434	82.9%	82.5%			$5,523	$5,606

Total Colorado Market						445	7	0	3,451	3,371	82.9%	84.7%			$6,056	$5,932

										Total
									Total	Number of
									Number of	Annual	Annual Site	Annual Site		Annual	Annual
						Acres	Developable	Expansion	Sites as of	Sites as of	Occupancy as	Occupancy as		Rent as of	Rent as of
Property	Address	City	State	ZIP	MH/RV	(c)	Acres (d)	Sites (e)	12/31/06	12/31/06	of 12/31/06	of 12/31/05		12/31/06	12/31/05

	Northeast
Waterford	205 Joan Drive	Bear	DE	19701	MH	159			731	731	94.7%	94.7	%(b)	$5,663	$5,433
Whispering Pines	32045 Janice Road	Lewes	DE	19958	MH	67	3		392	392	86.7%	86.7%		$4,205	$4,033
Mariners Cove	35356 Sussex Lane #1	Millsboro	DE	19966	MH	101			376	376	94.7%	94.1	%(b)	$6,534	$6,270
Aspen Meadows	303 Palace Lane	Rehoboth	DE	19971	MH	46			200	200	100.0%	99.5%		$4,757	$4,497
Camelot Meadows	303 Palace Lane	Rehoboth	DE	19971	MH	61			301	301	99.0%	97.7%		$4,412	$4,164
McNicol	303 Palace Lane	Rehoboth	DE	19971	MH	25			93	93	100.0%	100.0%		$4,215	$3,991
Sweetbriar	83 Big Burn Lane	Rehoboth	DE	19958	MH	38			146	146	97.3%	97.9%		$4,335	$4,090
Old Chatham RV	310 Old Chatham Road	South Dennis	MA	02660	RV	47	11		312	279	100.0%	100.0%		$3,055	$2,926
Pinehurst RV Park	7 Oregon Avenue, P.O. Box 174	Old Orchard Beach	ME	04064	RV	58			550	523	100.0%	100.0%		$2,403	$2,317
Scenic	1314 Tunnel Rd.	Asheville	NC	28805	MH	28			205	205	79.5%	—	(a)	$3,261	—
Waterway RV	850 Cedar Point Blvd.	Cedar Point	NC	28584	RV	27			336	331	100.0%	100.0%		$2,755	$2,602
Twin Lakes	1618 Memory Lane	Chocowinity	NC	27817	RV	132	14	54	400	300	100.0%	100.0%		$2,255	$2,215
Lake Myers RV	2862 US Highway 64 West	Mocksville	NC	27028	RV	74			425	313	100.0%	—	(a)	$2,004	—
Goose Creek	350 Red Barn Road	Newport	NC	28570	RV	92	10	92	598	571	100.0%	100.0%		$2,842	$2,775
Sandy Beach RV	677 Clement Hill Road	Contoocook	NH	03229	RV	40			190	141	100.0%	100.0%		$2,870	$2,709
Alpine Lake	78 Heath Road	Corinth	NY	12822	RV	200	54		500	190	100.0%	100.0%		$2,391	$2,339
Lake George Escape	175 E. Schroon River Road, P.O. Box 431	Lake George	NY	12845	RV	178	30		576	—	100.0%	—		$6,097	—
Greenwood Village	370 Chapman Boulevard	Manorville	NY	11949	MH	79	14	7	512	512	99.8%	100.0%		$6,189	$5,789
Brennan Beach	80 Brennan Beach	Pulaski	NY	13142	RV	201			1,377	1,141	100.0%	100.0%		$1,605	$1,525
Green Acres	8785 Turkey Ridge Road	Breinigsville	PA	18031	MH	149			595	595	93.6%	93.3%		$5,871	$5,852
Appalachian	60 Motel Drive	Shartlesville	PA	19554	RV	86	30	200	357	180	100.0%	—	(a)	$2,561	—
Spring Gulch	475 Lynch Road	New Holland	PA	17557	RV	114			420	60	100.0%	100.0%		$3,571	$3,421
Inlet Oaks	5350 Highway 17	Murrells Inlet	SC	29576	MH	35			178	178	94.4%	—	(a)	$3,348	—
Meadows of Chantilly	4200 Airline Parkway	Chantilly	VA	22021	MH	82			500	500	91.4%	92.4%		$8,850	$8,402

Total Northest Market						2,119	166	353	10,270	8,264	97.1%	97.7%		$3,911	$3,966

	Midwest
Holiday Village	3700 28th Street	Sioux City	IA	51105	MH	160			519	519	49.5%	51.3%		$3,232	$3,171
O’Connell’s	970 Green Wing Road	Amboy	IL	61310	RV	286	100	600	668	343	100.0%	100.0%		$2,375	$2,245
Willow Lake Estates	161 West River Road	Elgin	IL	60123	MH	111			617	617	75.4%	77.6%		$9,082	$8,919
Golf Vista Estates	25807 Firestone Drive	Monee	IL	60449	MH	144	4		408	408	99.0%	98.0%	(b)	$6,309	$5,981
Twin Mills RV	1675 W SR 120	Howe	IN	46746	RV	137	5	50	501	258	100.0%	—	(a)	$1,812	—
Lakeside	7089 N. Chicago Road	New Carlisle	IN	46552	RV	13			95	65	100.0%	100.0%		$1,958	$1,714
Oak Tree Village	254 Sandalwood Ave.	Portage	IN	46368	MH	76			361	361	74.2%	76.5%		$4,616	$4,443
Creekside	5100 Clyde Pk. Ave. SW	Wyoming	MI	49509	MH	29			165	165	67.3%	75.8%		$5,219	$4,920
Caledonia	8425 Hwy 38	Caledonia	WI	53108	RV	76			247	—	—	—		—	—
Fremont	E. 6506 Highway 110	Fremont	WI	54940	RV	98			325	45	100.0%	100.0%		$2,495	$2,130
Yukon Trails	N2330 Co Rd. HH	Lyndon Station	WI	53944	RV	150			214	124	100.0%	100.0%		$1,448	—
Tranquil Timbers	3668 Grondin Road	Sturgeon Bay	WI	54235	RV	125			270	107	100.0%	—	(a)	$1,569	—
Arrowhead	W1530 Arrowhead Road	Wisconsin Dells	WI	53965	RV	166	40	200	377	134	100.0%	—	(a)	$1,415	—

Total Midwest Market						1,571	149	850	4,767	3,146	88.8%	86.6%		$3,461	$4,190

										Total
									Total	Number of
									Number of	Annual Sites	Annual Site	Annual Site		Annual	Annual
						Acres	Developable	Expansion	Sites as of	as of	Occupancy as	Occupancy as		Rent as of	Rent as of
Property	Address	City	State	ZIP	MH/RV	(c)	Acres (d)	Sites (e)	12/31/06	12/31/06	of 12/31/06	of 12/31/05		12/31/06	12/31/05

	Nevada, Utah, New Mexico
Del Rey	7311 Louisiana N.E.	Albuquerque	NM	87109	MH	59			407	407	11.5%	21.9%		$4,812	$4,759
Bonanza	3700 East Stewart Ave	Las Vegas	NV	89110	MH	43			353	353	65.2%	64.3%		$6,310	$6,293
Boulder Cascade	1601 South Sandhill Rd	Las Vegas	NV	89104	MH	39			299	299	80.6%	77.6%		$5,975	$5,741
Cabana	5303 East Twain	Las Vegas	NV	89122	MH	37			263	263	99.2%	96.6%		$6,107	$5,921
Flamingo West	8122 West Flamingo Rd.	Las Vegas	NV	89147	MH	37			258	258	100.0%	99.6%		$6,654	$6,381
Villa Borega	1111 N. Lamb Boulevard	Las Vegas	NV	89110	MH	40			293	293	86.0%	82.9%		$6,171	$5,906
Westwood Village	1111 N. 2000 West	Farr West	UT	84404	MH	46			314	314	93.3%	92.4	%(b)	$3,874	$3,719
All Seasons	290 N. Redwood Rd	Salt Lake City	UT	84116	MH	19			121	121	83.5%	86.8%		$4,949	$4,778

Total Nevada, Utah, New Mexico Market						320	0	0	2,308	2,308	77.4%	77.8%		$5,606	$5,437

	Northwest
Casa Village	14 Goldust Dr	Billings	MT	59102	MH	63			490	490	74.7%	74.1%		$3,934	$3,879
Mt. Hood	65000 E Highway 26	Welches	OR	97067	RV	115	30	202	436	61	100.0%	100.0%		$4,570	$4,279
Shadowbrook	13640 S.E. Hwy 212	Clackamas	OR	97015	MH	21			156	156	97.4%	97.4%		$6,789	$6,321
Falcon Wood Village	1475 Green Acres Road	Eugene	OR	97408	MH	23			183	183	84.2%	86.9%		$5,371	$5,129
Quail Hollow	2100 N.E. Sandy Blvd.	Fairview	OR	97024	MH	21			137	137	94.2%	94.2%		$6,668	$6,570
Kloshe Illahee	2500 S. 370th Street	Federal Way	WA	98003	MH	50			258	258	97.7%	95.3%		$8,112	$7,862

Total Northwest Market						293	30	202	1,660	1,285	91.4%	91.3%		$5,907	$5,673

	Texas
Lakewood	4525 Graham Road	Harlingen	TX	78552	RV	30			301	108	100.0%	100.0%		$1,821	$1,764
Paradise Park RV	1201 N. Expressway 77	Harlingen	TX	78552	RV	60			563	304	100.0%	100.0%		$2,728	$2,616
Sunshine RV	1900 Grace Avenue	Harlingen	TX	78550	RV	84			1,027	409	100.0%	100.0%		$2,160	$2,097
Paradise South	9909 N. Mile 2 West Rd.	Mercedes	TX	78570	RV	49			493	170	100.0%	100.0%		$1,904	$1,837
Fun n Sun RV	1400 Zillock Rd	San Benito	TX	78586	RV	135	40		1,435	625	100.0%	100.0%		$2,633	$2,568
Southern Comfort	1501 South Airport Drive	Weslaco	TX	78596	RV	40			403	336	100.0%	100.0%		$2,403	$2,344
Tropic Winds	1501 N Loop 499	Harlingen	TX	78550	RV	112	74		531	83	100.0%	100.0%		$2,635	$2,691
Country Sunshine	1601 South Airport Road	Weslaco	TX	78596	RV	37			390	199	100.0%	100.0%		$2,365	$2,277

Total Texas Market						547	114	0	5,143	2,234	100.0%	100.0%		$2,331	$2,274

Grand Total All Markets						14,828	1,064	4,203	81,402	64,689	90.9%	90.6%		$5,001	$4,689

(a)	Represents Properties acquired in 2006.

(b)	The process of filling Expansion Sites at these Properties is ongoing. A decrease in occupancy may reflect development of additional Expansion Sites.

(c)	Acres are approximate. Acreage for some recent acquisitions was estimated based upon 10 sites per acre.

(d)	Acres are approximate. There can be no assurance that developable acres will be developed. Development is contingent on many factors including, but not limited to, cost, ability to subdivide, accessibility, infrastructure needs, zoning, entitlement and topography.

(e)	Expansion sites are approximate and only represent sites that could be developed and is further dependent upon necessary approvals. Certain Properties with expansion sites noted may have vacancy and therefore, expansion sites may not be added.

(f)	Acres for this RV park are included in the acres for the adjacent manufactured home community listed directly above this Property.

     The following table sets forth certain information relating to membership campground Properties owned as of December 31, 2006 and leased to Privileged Access.

								Total
								Number
								of Sites as
					Acres	Developable	Expansion	of
Property	Address	City	State	ZIP	(b)	Acres (c)	Sites (d)	12/31/06

Hidden Cove Outdoor Resort	687 Country Road 3916	Arley	AL	35541	81	60	200	79	(a)
Verde Valley	6400 Thousand Trails Rd, SP # 16	Cottonwood	AZ	86326	273	160	600	352
Cultus Lake (Canada)	1855 Columbia Valley Hwy	Lindell Beach	BC	V2R 4W6	15			178
Idyllwild	24400 Canyon Trail Drive	Idyllwild	CA	92549	191	52	120	287
Lake Minden	1256 Marcum Rd	Nicolaus	CA	95659	165	82	342	323
Lake of the Springs	14152 French Town Rd	Oregon House	CA	95962	954	507		541
Morgan Hill	12895 Uvas Rd	Morgan Hill	CA	95037	62			339
Oakzanita	11053 Highway 79	Descanso	CA	91916	145	102		146
Palm Springs	77500 Varner Rd	Palm Desert	CA	92211	35			401
Pio Pico	14615 Otay Lakes Rd	Jamul	CA	91935	176			512
Ponderosa	7291 Highway 49	Lotus	CA	95651	22			170	(a)
Rancho Oso	3750 Paradise Rd	Santa Barbara	CA	93105	310	78		187
Russian River	33655 Geysers Rd	Cloverdale	CA	95425	41			135
San Benito	16225 Cienega Rd	Paicines	CA	95043	199	35		523
Snowflower	41776 Yuba Gap Dr	Emigrant Gap	CA	95715	551	200		268
Soledad Canyon	4700 Crown Valley Rd	Acton	CA	93510	273			1,251
Turtle Beach	703 E Williamson Rd	Manteca	CA	95337	39			79
Wilderness Lakes	30605 Briggs Rd	Menifee	CA	92584	73			529
Yosemite Lakes	31191 Harden Flat Rd	Groveland	CA	95321	403	50	160	299
Orlando	2110 US Highway 27 S	Clermont	FL	34714	270	34		850
Peace	2555 US Highway 17	South Wauchula	FL	33873	72	38		454	(a)
Three Flags RV Resort	1755 E State Rd 44	Wildwood	FL	34785	23			221	(a)
Pine Country	5710 Shattuck Road	Belvidere	IL	61008	131			126	(a)
Horsehoe Lakes	12962 S. 225 W.	Clinton	IN	47842	289	96	96	123
Indian Lakes	7234 E. SR Highway 46	Batesville	IN	47006	545	159	318	1,000
Diamond Caverns Resort	1878 Mammoth Cave Pkwy	Park City	KY	42160	714	368	469	220	(a)
Gateway to Cape Cod	90 Stevens Rd PO Box 217	Rochester	MA	02770	80			194	(a)
Sturbridge	19 Mashapaug Rd	Sturbridge	MA	01566	223			155	(a)
Moody Beach	266 Post Road	Moody	ME	04054	48			203	(a)
Bear Cave Resort	4085 N. Red Bud Trail	Buchanan	MI	49107	26	10		136	(a)
Saint Claire	1299 Wadhams Rd	Saint Claire	MI	48079	210	100		229
Forest Lake	192 Thousand Trails Dr	Advance	NC	27006	306	160		305
Green Mountain Park	2495 Dimmette Rd	Lenoir	NC	28645	1077	400	360	447	(a)
Lake Gaston	561 Fleming Dairy Road	Littleton	NC	27850	69			235	(a)
Chestnut Lake	631 Chestnut Neck Rd	Port Republic	NJ	08241	32			185
Lake & Shore	545 Corson Tavern Rd	Ocean View	NJ	08230	162			401	(a)
Sea Pines	US Route #9 Box 1535	Swainton	NJ	08210	75			549	(a)
Las Vegas	4295 Boulder Highway	Las Vegas	NV	89121	11			217
Rondout Valley Resort	105 Mettachonts Rd	Accord	NY	12404	184	121		398	(a)
Kenisee Lake	2021 Mill creek Rd	Jefferson	OH	44047	143	50		119
Wilmington	1786 S.R. 380	Wilmington	OH	45177	109	41		169
Pacific City	30000 Sandlake Rd	Cloverdale	OR	97112	105			307
Seaside Resort	1703 12th Ave	Seaside	OR	97138	80			251
South Jetty	05010 South Jetty Rd	Florence	OR	97439	57			204
Thousand Trails Bend	17480 S Century Dr	Bend	OR	97707	289	100		351
Whaler’s Rest Resort	50 SE 123rd St	South Beach	OR	97366	39			170
Circle M	2111 Millersville Road	Lancaster	PA	17603	103			380	(a)
Gettysburg Farm	6200 Big Mountain Rd	Dover	PA	17315	124			265	(a)
Hershey Preserve	493 S. Mt. Pleasant Rd	Lebanon	PA	17042	196	96		297
PA Dutch County	185 Lehman Road	Manheim	PA	17545	102			269	(a)
Scotrun	PO Box 428 Route 611	Scotrun	PA	18355	66			178	(a)
Timohty Lake South	RR #6,Box 6627 Timothy Lake Rd	East Stroudsburg	PA	18301	65			327	(a)
Timothy Lake North	RR #6,Box 6627 Timothy Lake Rd	East Stroudsburg	PA	18301	98			323	(a)

								Total
								Number
								of Sites as
					Acres	Developable	Expansion	of
Property	Address	City	State	ZIP	(b)	Acres (c)	Sites (d)	12/31/06

Carolina Landing	120 Carolina Landing Dr	Fair Play	SC	29643	73			192
The Oaks at Point South	1292 Campground Rd	Yemassee	SC	29945	10			93 (a)
Cherokee Landing	PO Box 37	Middleton	TN	38052	254	124		339
Natchez Trace	1363 Napier Rd	Hohenwald	TN	38462	672	140		531
Bay Landing	2305 Highway 380 W	Bridgeport	TX	76426	443	235		293
Colorado River	1062 Thousand Trails Lane	Columbus	TX	78934	218	89		132
Lake Conroe	11720 Old Montgomery Rd	Willis	TX	77318	129	30	300	363
Lake Tawakoni	1246 Rains Co. Rd 1470	Point	TX	75472	480			320
Lake Texoma	209 Thousand Trails Dr	Gordonville	TX	76245	201	40		301
Lake Whitney	417 Thousand Trails Dr	Whitney	TX	76692	403	158		261
Medina Lake	215 Spettle Rd	Lakehills	TX	78063	208	50		387
Chesapeake Bay	12014 Trails Lane	Gloucester	VA	23061	282	80		392
Harbor View	15 Harbor View Circle	Colonial Beach	VA	22443	76			146 (a)
Lynchburg	405 Mollies Creek Rd	Gladys	VA	24554	170	59		222
Virginia Landing	40226 Upshur Neck Rd	Quinby	VA	23423	839	348		233
Williamsburg	4301 Rochambeau Drive	Williamsburg	VA	23188	65			211 (a)
Birch Bay	8418 Harborview Rd	Blaine	WA	98230	31			246
Cascade Resort	34500 SE 99th St	Snoqualmie	WA	98065	20			163
Chehalis	2228 Centralia-Alpha Rd	Chehalis	WA	98532	309	85		360
Crescent Bar Resort	9252 Crescent Bar Rd NW	Quincy	WA	98848	14			115
La Conner	16362 Snee Oosh Rd	La Conner	WA	98257	106	30		319
Leavenworth	20752-4 Chiwawa Loop Rd	Leavenworth	WA	98826	300	50		266
Little Diamond	1002 McGowen Rd	Newport	WA	99156	360	119		520
Long Beach	2215 Willows Rd	Seaview	WA	98644	17			144
Mt. Vernon	5409 N. Darrk Ln	Bow	WA	98232	311	200	600	251
Oceana Resort	2733 State Route 109	Oceana City	WA	98569	16			84
Paradise Resort	173 Salem Plant Rd	Silver Creek	WA	98585	60			214
Thunderbird Resort	26702 Ben Howard Rd	Monroe	WA	98272	45	2		136

					16,243	4,938	3,565	24,091

(a)	Represents Properties acquired in 2006.

(b)	Acres are approximate.

(c)	Acres are approximate. There can be no assurance that developable acres will be developed. Development is contingent on many factors including, but not limited to, cost, ability to subdivide, accessibility, infrastructure needs, zoning, entitlement and topography.

(d)	Expansion sites are approximate and only represent sites that could be developed and is further dependent upon necessary approvals. Certain Properties with expansion sites noted may have vacancy and therefore, expansion sites may not be added.
Item 3. Legal Proceedings
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
     The Company has filed two lawsuits in federal court against the City of San Rafael, challenging its rent control ordinance on constitutional grounds. The Company believes that one of those lawsuits was settled by the City agreeing to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court initially found the settlement agreement was binding on the City, but then reconsidered and determined to submit the claim of breach of the settlement agreement to a jury. In October 2002, the first case against the City went to trial, based on both breach of the settlement agreement and the constitutional claims. A jury found no breach of the settlement agreement; the Company then filed motions asking the Court to rule in its favor on that claim, notwithstanding the jury verdict. The Court postponed decision on those motions and on the constitutional claims, pending a ruling on some property rights issues by the United States Supreme Court. The Company also had pending a claim seeking a declaration that the Company could close the Property and convert it to another use which claim was not tried in 2002. The United States Supreme Court issued the property rights rulings in 2005 and subsequently on January 27, 2006, the Court hearing the San Rafael cases issued a ruling that granted the Company’s motion for leave to amend to assert alternative takings theories in light of the United States Supreme Court’s decisions. The Court’s ruling also denied the Company’s post trial motions related to the settlement agreement and dismissed the park closure claim without prejudice to the Company’s ability to reassert such claim in the future. As a result, the Company has filed a new complaint challenging the City’s ordinance as violating the takings clause and substantive due process. The City of San Rafael filed a motion to dismiss the amended complaint. On December 5, 2006, the Court denied portions of the City’s motion to dismiss that had sought to eliminate certain of the Company’s taking claims and substantive due process claims. Further, the Court set a trial date in this matter for June 2007 on the taking claims and substantive due process claims.
     The Company’s efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin (“CMHOA”), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believed had been agreed to by the CMHOA in a settlement agreement. The CMHOA continued to seek damages from the Company in this matter. The Company reached a settlement with the CMHOA in this matter which allows the Company to recover $3.72 of the requested monthly pass-through and does not provide for the payment of any damages to the CMHOA. Both the CMHOA and the Company brought motions to recover their respective attorneys’ fees in the matter, which motions were heard by the Court in January 2007. On January 12, 2007, the Court granted CMHOA’s motion for attorneys’ fees in the amount of $347,000 and denied the Company’s motion for attorneys’ fees. These fees have been fully accrued by the Company as of December 31, 2006. The Company expects to appeal both decisions. The Company believes that such lawsuits will be a consequence of the Company’s efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.
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
     As a result of the Company’s efforts to achieve a level of regulatory fairness in California, a commercial lending company, 21st Mortgage Corporation, a Delaware corporation, sued MHC Financing Limited Partnership. Such lawsuit asserts that certain rent increases implemented by the partnership pursuant to the rights afforded to the property owners under the City of San Jose’s rent control ordinance were invalid or unlawful. 21st Mortgage has asserted that it should benefit from the vacancy control provisions of the City’s ordinance as if 21st Mortgage were a “homeowner” and contrary to the ordinance’s provision that rents may be increased without restriction upon termination of the homeowners’ tenancy. In each of the disputed cases, the partnership had terminated the tenancy of the homeowner (21st Mortgage’s borrower) through the legal process. The Court, in granting 21st Mortgage’s motion for summary judgment, has indicated that 21st Mortgage may be a “homeowner” within the meaning of the ordinance. The Company has filed a motion for reconsideration of the ruling in light of the fact that 21st Mortgage has never applied for tenancy, entered into a rental agreement or been accepted as a homeowner in the communities. Moreover, California Civil Code Section 798.21 specifically exempts non-principal residents from the benefits of rent control. The Company intends to continue vigorously defending this matter.
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
Colony Park
     On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County, alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the lawsuit.
     California’s Department of Housing and Community Development (“HCD”) issued a Notice of Violation dated August 21, 2006 regarding the sewer system at Colony Park. The notice ordered the Company to replace the Property’s sewer system or show justification from a third party explaining why the sewer system does not need to be replaced. The Company has provided such third party report to HCD and believes that the sewer system does not need to be replaced. Based upon information provided by the Company to HCD to date, HCD has indicated that it agrees that the entire system does not need to be replaced.
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
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol ELS. On February 8, 2007, the reported closing price per share of ELS common stock on the NYSE was $58.92 and there were approximately 6,585 beneficial holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for our common stock during 2006 and 2005 are set forth in the table below:

				Distributions
	Close	High	Low	Declared
2006
1st Quarter	$49.75	$51.81	$44.30	$0.075
2nd Quarter	43.83	50.00	40.91	0.075
3rd Quarter	45.71	47.27	41.45	0.075
4th Quarter	54.43	56.00	44.90	0.075

2005
1st Quarter	$35.25	$36.26	$32.73	$0 .025
2nd Quarter	39.76	40.15	34.33	0 .025
3rd Quarter	45.00	48.00	39.82	0 .025
4th Quarter	44.50	47.53	38.70	0 .025
Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number	Average Price	Purchased as Part of	Shares that May Yet
	of Shares	Paid per	Publicly Announced	be Purchased Under
Period	Purchased(a)	Share(a)	Plans or Programs	the Plans or Programs

12/1/06-12/31/06	17,640	$52.53	None	None

(a)	Of the common stock repurchased on December 11, 2006, 17,640 shares were repurchased at the open market price and represent common stock surrendered to the Company to satisfy income tax withholding obligations due as a result of the vesting of Restricted Share Grants.

Item 6. Selected Financial Data
     The following table sets forth selected financial and operating information on a historical basis. The historical operating data has been derived from the historical financial statements of the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.
Equity LifeStyle Properties, Inc.
Consolidated Historical Financial Information
(Amounts in thousands, except for per share and property data)

	(1) Years ended December 31,
	2006	2005	2004	2003	2002
Property Operations:
Community base rental income	$225,815	$213,280	$204,190	$189,915	$187,406
Resort base rental income	89,925	74,371	54,661	11,551	9,145
Utility and other income	30,643	27,367	24,496	19,666	19,083

Property operating revenues	346,383	315,018	283,347	221,132	215,634

Property operating and maintenance	116,179	103,832	91,812	61,945	59,839
Real estate taxes	26,246	24,671	22,723	18,011	16,919
Property management	17,079	15,919	12,852	9,373	9,292

Property operating expenses (exclusive of depreciation shown separately below)	159,504	144,422	127,387	89,329	86,050

Income from property operations	186,879	170,596	155,960	131,803	129,584

Home Sales Operations:
Gross revenues from inventory home sales	61,247	66,014	47,404	36,472	33,262
Cost of inventory home sales	(54,498)	(57,471)	(41,577)	(31,615)	(26,922)

Gross profit from inventory home sales	6,749	8,543	5,827	4,857	6,340
Brokered resale revenues, net	2,129	2,714	2,176	1,714	1,558
Home selling expenses	(9,836)	(8,838)	(8,630)	(7,287)	(7,570)
Ancillary services revenues, net	3,027	2,227	2,280	135	296

Income (loss) from home sales operations & other	2,069	4,646	1,653	(581)	624

Other Income (Expenses):
Interest income	1,975	1,406	1,391	1,695	967
Income from other investments, net (2)	20,102	16,609	3,475	956	316
General and administrative	(12,760)	(13,624)	(9,243)	(8,060)	(8,192)
Rent control initiatives	(1,157)	(1,081)	(2,412)	(2,352)	(5,698)
Interest and related amortization (3)	(103,161)	(100,712)	(91,154)	(58,206)	(50,725)
Loss on early debt retirement (4)	—	(20,630)	—	—	—
Depreciation on corporate assets	(410)	(804)	(1,657)	(1,240)	(1,277)
Depreciation on real estate assets and other costs	(60,276)	(55,608)	(47,467)	(35,924)	(33,160)

Total other expenses, net	(155,687)	(174,444)	(147,067)	(103,131)	(97,769)

Income before minority interests, equity in income of unconsolidated joint ventures, loss on extinguishment of debt, gain on sale of property and discontinued operations	33,261	798	10,546	28,091	32,439

(Income) loss allocated to Common OP Units	(4,267)	1,329	(565)	(3,431)	(4,230)
Income allocated to Perpetual Preferred OP Units (5)	(16,138)	(13,974)	(11,284)	(11,252)	(11,252)
Equity in income of unconsolidated joint ventures	3,583	6,508	3,739	340	235

Income (loss) before gain on sale of properties and other, and discontinued operations	16,439	(5,339)	2,436	13,748	17,192

Gain on sale of properties and other	—	—	2	—	—

Income (loss) from continuing operations	16,439	(5,339)	2,438	13,748	17,192

Discontinued Operations:
Discontinued operations	520	1,927	2,750	4,607	7,387
Depreciation on discontinued operations	(84)	(410)	(1,427)	(1,476)	(2,150)
Gain on sale of discontinued properties and other	(192)	2,279	636	10,826	13,014
Minority interests on discontinued operations	(51)	(790)	(371)	(2,573)	(3,556)

Income from discontinued operations	193	3,006	1,588	11,384	14,695

Net income (loss) available for Common Shares	$16,632	$(2,333)	$4,026	$25,132	$31,887

Equity LifeStyle Properties, Inc.
Consolidated Historical Financial Information
(continued)
(Amounts in thousands, except for per share and property data)

	(1) As of December 31,
	2006	2005	2004	2003	2002
Earnings per Common Share — Basic:
Income (loss) from continuing operations	$0.70	$(0.23)	$0.11	$0.62	$0.80
Income from discontinued operations	$0.01	$0.13	$0.07	$0.52	$0.68
Net income (loss) available for Common Shares	$0.71	$(0.10)	$0.18	$1.14	$1.48

Earnings per Common Share — Fully Diluted:
Income (loss) from continuing operations	$0.68	$(0.23)	$0.10	$0.61	$0.78
Income from discontinued operations	$0.01	$0.13	$0.07	$0.50	$0.66
Net income (loss) available for Common Shares	$0.69	$(0.10)	$0.17	$1.11	$1.44

Distributions declared per Common Share outstanding (3)	$0.30	$0.10	$0.05	$9.485	$1.90

Weighted average Common Shares outstanding – basic	23,444	23,081	22,849	22,077	21,617
Weighted average Common OP Units outstanding	6,165	6,285	6,067	5,342	5,403
Weighted average Common Shares outstanding – fully diluted	30,241	29,366	29,465	28,002	27,632

Balance Sheet Data:
Real estate, before accumulated depreciation (6)	$2,337,460	$2,152,567	$2,035,790	$1,309,705	$1,296,007
Total assets	2,055,831	1,948,874	1,886,289	1,463,507	1,154,794
Total mortgages and loans (3)	1,717,212	1,638,281	1,653,051	1,076,183	760,233
Minority interests (5)	212,794	209,379	134,771	124,634	166,889
Stockholders’ equity (3)	47,118	32,516	31,844	(2,528)	171,175

Other Data:
Funds from operations (7)	$82,367	$52,827	$54,448	$58,479	$62,695

Total Properties (at end of period)	311	285	275	142	142
Total sites (at end of period)	112,956	106,337	102,178	53,429	51,582

(1)	See the Consolidated Financial Statements of the Company contained in this form 10-K. Certain revenue amounts reported in previously issued statements of operations have been reclassified in the attached statements of operations due to the Company’s expansion of the related revenue activity.

Property operations and home sale operations are discussed in Item 7 contained in this Form 10-K.

(2)	In November 2004, we acquired 57 Properties and approximately 3,000 acres of vacant land, for $160 million (“Thousand Trails Transaction”). The Company provided a long-term lease of the real estate (excluding the vacant land) to Thousand Trails (“TT”), which operates the Properties for the benefit of its members nationwide. The November 2004 lease generated $16 million in annual cash lease payments to the Company, subject to annual escalations of 3.25%, and was amended in April 2006 when TT was sold to Privileged Access (see Item 7 contained in this Form 10-K). The new lease includes two additional Properties acquired in April 2006 and an annual lease cash payment increase to $17.5 million, subject to annual CPI increases (see Note 2(i) in the Notes to Consolidated Financial Statements contained in this Form 10-K).

Equity LifeStyle Properties, Inc.
Consolidated Historical Financial Information
(continued)

(3)	On October 17, 2003, we closed 49 mortgage loans collateralized by 51 Properties (the “Recap”) providing total proceeds of approximately $501 million at a weighted average interest rate of 5.84% per annum and with a weighted average maturity at that time of approximately 9 years. Approximately $170 million of the proceeds were used to repay amounts outstanding on our lines of credit and term loan. Approximately $225 million was used to pay a special distribution of $8.00 per share on January 16, 2004. The remaining funds were used for investment purposes in 2004. The Recap resulted in increased interest and amortization expense and the special distribution resulted in decreased stockholders’ equity.

In connection with the $501 million borrowing and subsequent special distribution, on February 27, 2004, the Company contributed all of its assets to MHC Trust, a newly formed Maryland real estate investment trust, including the Company’s entire partnership interest in the Operating Partnership. Due to the Company’s tax basis in its interest in the Operating Partnership, the Company recognized $180 million of taxable income as a result of the contribution. This restructuring resulted in a step-up in the Company’s tax basis in its assets, generating future depreciation deductions, which in turn will reduce the Company’s future distribution requirements. This provides the Company with greater financial flexibility and greater growth potential (see Note 4 of the Notes to Consolidated Financial Statements contained in this Form 10-K).

(4)	On December 2, 2005, we refinanced approximately $293 million of secured debt maturing in 2007 with an effective interest rate of 6.8% per annum. This refinanced debt was secured by two cross-collateralized loan pools consisting of 35 Properties. The transaction generated approximately $337 million in proceeds from loans secured by individual mortgages on 20 Properties. The blended interest rate on the refinancing was approximately 5.3% per annum, and the loans mature in 2015. Transaction costs resulting from early debt retirement were approximately $20.0 million.

(5)	During 2005, we issued $25 million of 8.0625% Series D and $50 million of 7.95% Series F Cumulative Redeemable Perpetual Preference Units to institutional investors. Proceeds were used to pay down amounts outstanding under the Company’s lines of credit (see Note 4 of the Notes to Consolidated Financial Statements contained in this Form 10-K).

(6)	We believe that the book value of the Properties, which reflects the historical costs of such real estate assets less accumulated depreciation, is less than the current market value of the Properties.

(7)	Refer to Item 7 contained in this Form 10-K for information regarding why we present funds from operations and for a reconciliation of this non-GAAP financial measure to net income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with “Selected Financial Data” and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
2006 Accomplishments
•	Approved the sale of Thousand Trails to Privileged Access. Privileged Access is owned by an experienced industry veteran, Joe McAdams, the former CEO of Affinity Group, Inc. with over 18 years experience in the RV industry.

•	Acquired 24 membership campground Properties which have been leased to Privileged Access opening up additional access along the East Coast for the Privileged Access members.

•	Acquired our outside joint venture partners’ interest in 15 Properties containing over 6,700 sites, primarily in the important markets of Arizona and Florida.

•	First year since 2000 where our manufactured home Properties owned year over year finished the year with a higher number of occupied sites than where we started the year.

•	Raised annual dividend to $0.60 per share in 2007, up from $0.30 per share in 2006.

•	Successfully refinanced maturing lines of credit and term loan with favorable terms and an increased borrowing capacity.
Overview and Outlook
     Occupancy in our Properties as well as our ability to increase rental rates directly affect revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis.
     We have approximately 64,600 annual sites, approximately 8,000 seasonal sites, which are leased to customers generally for 3 to 6 months, and approximately 8,800 transient sites, occupied by customers who lease sites on a short-term basis. We expect to service over 100,000 customers with these transient sites. However, we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 24,100 membership sites for which we currently receive ground rent of approximately $19.5 million annually. This rent is classified in Income from other investments, net in the Consolidated Statements of Operations. We also have interests in Properties containing approximately 7,500 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

	Total Sites as of Dec. 31,
	(rounded to 000s)
	2006	2005
Community sites (1)	45,700	44,900
Resort sites (2):
Annual	18,900	15,500
Seasonal	8,000	8,000
Transient	8,800	6,500
Membership (3)	24,100	17,900
Joint Ventures (4)	7,500	13,500

	113,000	106,300

(1)	Includes 1,581 and 2,076 sites from discontinued operations as of December 31, 2006 and 2005, respectively.

(2)	Includes 100 sites from discontinued operations, subsequently sold in January 2007.

(3)	All sites are currently leased to Privileged Access.

(4)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.
Supplemental Property Disclosure
     We provide the following disclosures with respect to certain assets:
•	Sunshine Key – Sunshine Key is a 409-site lifestyle-oriented resort Property containing a 200-slip marina located in the Florida Keys. The Property is an individual 54-acre island. We purchased Sunshine Key for approximately $21 million in February 2004 as part of a larger portfolio. In 2005 and 2006, the Property generated approximately $2.2 million and $2.5 million, in income from its property and home sales operations, respectively. Sunshine Key is owned by a taxable REIT subsidiary. Subject to certain provisions, there are rights to redevelop the Property into 104 attached hotel units, 152 detached hotel units (park models) and 146 RV sites.

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

•	Lazy Lakes – Lazy Lakes is a 100-site lifestyle-oriented resort Property located in Sugar Loaf Key, Florida on approximately 13 acres, including an 8-acre lagoon. We purchased Lazy Lakes for approximately $3 million in February 2004 as part of a larger portfolio. The Property generated approximately $170,000 and $85,000 in income from its property and home sales operations in 2005 and 2006, respectively.

In January, 2007 we sold Lazy Lakes for approximately $8 million resulting in an approximate gain on sale of $5 million. The Property operations appear in Income from discontinued operations for all periods presented.

•	Monte Vista – Monte Vista is a lifestyle-oriented resort Property located in Mesa, Arizona containing approximately 56 acres of vacant land. We have obtained approval to develop 275 manufactured home and 240 RV sites on this land. In connection with evaluating the development of Monte Vista, we evaluated selling the land and subsequently decided to list 26 acres of the land for sale. We have received several bids of approximately $10.4 million and are now evaluating those bids. No assurances can be given that any sale transaction will materialize. With respect to the land not listed for sale, we intend to develop additional RV sites and may consider other alternative uses for the land or sale of the acreage. We anticipate that we will proceed with the development if we determine that any offers or the terms thereof are unacceptable.

•	Bulow Plantation – Bulow Plantation is a 628-site mixed lifestyle-oriented resort Property and manufactured home community located in Flagler Beach, Florida which contains approximately 180 acres of adjacent vacant land. We have obtained approval for an additional manufactured home community development of approximately 700 sites on this land. In connection with evaluating the possible development and based on inquiries from single-family home developers, we evaluated a sale of the land. Subsequently, we listed the land for sale for a purchase price of $28 million. We anticipate that we will proceed with the development if we determine that any offers or the terms thereof are unacceptable.

•	Holiday Village, Florida – Holiday Village is a 128-site manufactured home community located in Vero Beach, Florida, on approximately 20 acres of land. As a result of the 2004 hurricanes, this Property is less than 50% occupied. The residents have been notified that the Property was listed for sale for a purchase price of $6 million.
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
     On April 14, 2006, Privileged Access acquired our tenant, Thousand Trails (“TT”). Under the terms of the lease with TT, we consented to the ownership change. In addition, we waived an existing right of first offer due to the relatively accelerated timing of the transaction and the lack of definitive guidance regarding the tax treatment of gross income from membership contracts for REIT gross income test purposes. In connection with the transaction, we acquired two additional Properties for $10 million and amended the lease to include those Properties for a total of 59 Properties and 18,535 sites. The annual lease payment for 2007 increased to approximately $17.9 million. In addition, we entered into an option, subject to certain contingencies, to acquire TT beginning in April of 2009. One of the option contingences requires us to obtain assurance regarding the qualification of the income from membership contracts for REIT income test purposes. In order to facilitate the closing of the transaction, we loaned Privileged Access approximately $12.3 million at a per annum interest rate of prime plus 1.5%, maturing in one year (see Note 7 of the Notes to Consolidated Financial Statements contained in this Form 10-K) and secured by approximately $23 million of TT membership sales contract receivables. We financed the acquisition of the additional Properties and the loan with a draw on our existing lines of credit.
     On April 25, 2006, we acquired seven lifestyle-oriented Properties (“Mid-Atlantic Portfolio”) which contain 1,594 sites including 950 acres of developable expansion land and are located in Florida, New York, North Carolina, South Carolina, Michigan, Kentucky and Alabama (see Note 5 of the Notes to Consolidated Financial Statements contained in this Form 10-K). The resort sites, which service an existing member base in excess of 7,000 active members, were leased to Privileged Access for a term of approximately one year at $735,000 per annum. We intend to re-lease these sites beyond the expiration of the original lease.
     On December 15, 2006, we acquired 15 membership campground resort Properties (“Outdoor World Portfolio”) which contain 3,962 sites and are located in Illinois, Massachusetts, Maine, North Carolina, New Jersey, Pennsylvania and Virginia (see Note 5 of the Notes to Consolidated Financial Statements contained in this Form 10-K). The resort sites, which service an existing member base of approximately 24,000 members, were leased to Privileged Access for an annual lease payment of approximately $1 million for an original term expiring in February 2007 and a one month extension option. We intend to re-lease theses sites beyond the initial term.
     As of December 31, 2006, we are leasing approximately 24,100 sites at 81 membership campground resort Properties to Privileged Access or its subsidiaries. We expect to continue this type of leasing activity with Privileged Access, as well as exploring other products and services. One example of such a lease is a one-year lease with Privileged Access for 130 sites at Tropical Palms, a Property located near Orlando, Florida, for an annual rate of approximately $1.3 million. Privileged Access intends to sell fractional interests in some resort homes at this Property.
Insurance
     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of February 8, 2007, the Company estimates its total claim to be $20.1 million, of which approximately $18.9 million of claims, including business interruption, have been submitted to its insurance companies for reimbursement. Through December 31, 2006, the Company has made total expenditures of approximately $13.8 million and expects to incur additional expenditures to complete the work necessary to restore the Properties to their pre-hurricanes condition. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $5.0 million of these expenditures have been capitalized per the Company’s capitalization policy through December 31, 2006.
     Approximately 33 Properties located in southern Florida were impacted by Hurricane Wilma in October 2005. As of December 31, 2006, approximately $4.4 million of claims have been submitted to the Company’s insurance company for reimbursement. Through December 31, 2006, the Company has made total expenditures of approximately $2.5 million and is still evaluating the total costs it expects to incur. Through December 31, 2006, $1.6 million has been charged to operations ($0.3 million in 2006 and $1.3 million in 2005) and $0.6 million was capitalized to fixed assets.
     The Company has received proceeds from insurance carriers of approximately $5.6 million through December 31, 2006. Approximately $1.5 million is included in other assets as a receivable from insurance providers as of December 31, 2006, and approximately $3.9 million was included in other assets as of December 31, 2005.

Property Acquisitions, Joint Ventures and Dispositions
     The following chart lists the Properties or portfolios acquired, invested in, or sold since January 1, 2005:

Property	Transaction Date	Sites
Total Sites as of January 1, 2005		102,178

Property or Portfolio (# of Properties in parentheses):
San Francisco RV (1)	June 20, 2005	182
Morgan Portfolio (5)	August 12, 2005	2,929
Lake George Escape	September 15, 2005	576
Thousand Trails (2)	April 14, 2006	624
Mid-Atlantic Portfolio (7)	April 25, 2006	1,594
Tranquil Timbers (1)	June 13, 2006	270
Outdoor World Portfolio (15)	December 15, 2006	3,962

Joint Ventures:
Maine Portfolio (3)	April 7, 2005	495
Blazing Star (1)	November 18, 2005	254
Morgan Portfolio (5)	Various, 2006	1,134

Expansion Site Development and other:
Sites added (reconfigured) in 2005		113
Sites added (reconfigured) in 2006		134

Dispositions:
Five Seasons (1)	November 10, 2005	(390)
Indian Wells (Joint Venture) (1)	April 18, 2006	(350)
Forest Oaks (1)	April 25, 2006	(227)
Windsong (1)	April 25, 2006	(268)
Blazing Star (Joint Venture) (1)	June 29, 2006	(254)

Total Sites as of December 31, 2006		112,956

     Since December 31, 2004, the gross investment in real estate increased from $2,036 million to $2,337 million as of December 31, 2006, due primarily to the aforementioned acquisitions and dispositions of Properties during the period. In addition, we acquired the remaining interests in 15 Properties containing 6,717 sites previously held as joint ventures (see Note 5 of the Notes to Consolidated Financial Statements contained in this Form 10-K).
Markets
     The following table identifies our five largest markets by number of sites and provides information regarding our Properties (excludes membership campground Properties leased to Privileged Access and Properties owned through Joint Ventures).

				Percent of Total
Major	Number of		Percent of	Property Operating
Market	Properties	Total Sites	Total Sites	Revenues
Florida	80	34,548	42.4%	43.7%
Arizona	31	12,028	14.8%	12.1%
California	30	7,227	8.9%	17.6%
Texas	8	5,143	6.3%	2.3%
Colorado	10	3,451	4.2%	5.2%
Other	51	19,005	23.3%	19.1%

Total	210	81,402	100.0%	100.0%

Critical Accounting Policies and Estimates
     Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Long-Lived Assets
     In accordance with the Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), we allocate the purchase price of Properties we acquire to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be available in connection with the acquisition or financing of the respective Property and other market data. We also consider information obtained about each Property as a result of our due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.
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
Allowance for Doubtful Accounts
     Rental revenue from our tenants is our principal source of revenue and is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We monitor the collectibility of accounts receivable from our tenants on an ongoing basis. We will reserve for receivables when we believe the ultimate collection is less than probable and maintain an allowance for doubtful accounts. An allowance for doubtful accounts is recorded during each period and the associated bad debt expense is included in our property operating and maintenance expense in our Consolidated Statements of Operations. The allowance for doubtful accounts is netted against rents receivable on our consolidated balance sheets. Our provision for uncollectible rents receivable was approximately $0.9 million as of December 31, 2006 and $1.2 million as of December 31, 2005.
     We may also finance the sale of homes to our customers through loans (referred to as “Chattel Loans”). The valuation of an allowance for doubtful accounts for the Chattel Loans is calculated based on a comparison of the outstanding principal balance of each note compared to the N.A.D.A. (National Automobile Dealers Association) value and the current market value of the underlying manufactured home collateral. A bad debt expense is recorded in home selling expense in our Consolidated Statements of Operations. The allowance for doubtful accounts is netted against the notes and interest receivables on our consolidated balance sheets. The allowance for these Chattel Loans as of December 31, 2006 and December 31, 2005 was $110,000 and $81,000, respectively.
Inventory
     Inventory consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Inventory is recorded net of an inventory reserve as of December 31, 2006 and December 31, 2005 of $580,000. The expense for the inventory reserve is included in the cost of home sales in our Consolidated Statements of Operations.
Variable Interest Entities
     In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”) – an interpretation of ARB 51. The objective of FIN 46R is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company will apply FIN 46R to all types of entity ownership (general and limited partnerships and corporate interests).
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
Stock-Based Compensation
     The valuation of financial instruments under Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”) and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) requires us to make estimates and judgments that affect the fair value of the instruments. Where possible, we base the fair values of our financial instruments, including our derivative instruments, on listed market prices and third party quotes. Where these are not available, we base our estimates on other factors relevant to the financial instrument.
     The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share Based Payment” on July 1, 2005 which did not have a material impact on the Company’s results of operations or its financial position. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, consultants and directors.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
Recent Accounting Pronouncements
     In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial position and results of operations.

Results of Operations
Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods (“Core Portfolio”) and the Total Portfolio for the years ended December 31, 2006 and 2005 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase /				Increase /
	2006	2005	(Decrease)	% Change	2006	2005	(Decrease)	% Change
Community base rental income	$222,767	$213,280	$9,487	4.4%	$225,815	$213,280	$12,535	5.9%
Resort base rental income	74,063	71,015	3,048	4.3%	89,925	74,371	15,554	20.9%
Utility and other income	28,831	27,202	1,629	6.0%	30,643	27,367	3,276	12.0%

Property operating revenues	325,661	311,497	14,164	4.5%	346,383	315,018	31,365	10.0%

Property operating and maintenance	106,382	102,158	4,224	4.1%	116,179	103,832	12,347	11.9%
Real estate taxes	24,736	24,490	246	1.0%	26,246	24,671	1,575	6.4%
Property management	15,995	15,392	603	3.9%	17,079	15,919	1,160	7.3%

Property operating expenses	147,113	142,040	5,073	3.6%	159,504	144,422	15,082	10.4%

Income from property operations	$178,548	$169,457	$9,091	5.4%	$186,879	$170,596	$16,283	9.5%

Property Operating Revenues
     The 4.5% increase in the Core Portfolio property operating revenues reflects (i) a 4.4% increase in rates for our community base rental income combined with a 0.1% increase in occupancy, (ii) a 4.3% increase in revenues for our core resort base income, and (iii) an increase in utility income primarily due to the pass-through of higher utility rates. Total Portfolio operating revenues increased due to site rental rate increases and our 2005 and 2006 acquisitions (see Note 5 of the Notes to Consolidated Financial Statements contained in this Form 10-K).
Property Operating Expenses
     The 3.6% increase in property operating expenses for the Core Portfolio reflects a 4.1% increase in property operating and maintenance due primarily to increases in utilities and repair and maintenance. Property management expense for the Core Portfolio reflects costs of managing the Properties and is estimated based on a percentage of Property operating revenues. Total Portfolio operating expenses increased due to our 2005 and 2006 acquisitions, as well as increases in utilities and repair and maintenance. Property management expense for the Total Portfolio increased primarily due to 2005 and 2006 acquisitions and payroll increases.

Results of Operations (continued)
Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2006 and 2005 (amounts in thousands, except sales volumes).

	2006	2005	Variance	% Change
Gross revenues from new home sales	$58,799	$62,664	$(3,865)	(6.2%)
Cost of new home sales	(52,394)	(53,899)	1,505	2.8%

Gross profit from new home sales	6,405	8,765	(2,360)	(26.9%)

Gross revenues from used home sales	2,448	3,350	(902)	(26.9%)
Cost of used home sales	(2,104)	(3,572)	1,468	41.1%

Gross profit (loss) from used home sales	344	(222)	566	255.0%

Brokered resale revenues, net	2,129	2,714	(585)	(21.6%)
Home selling expenses	(9,836)	(8,838)	(998)	(11.3%)
Ancillary services revenues, net	3,027	2,227	800	35.9%

Income from home sales operations	$2,069	$4,646	$(2,577)	(55.5%)

Home sales volumes:
New home sales (1)	783	771	12	1.6%
Used home sales (2)	370	271	99	36.5%
Brokered home resales	1,255	1,526	(271)	(17.8%)

(1)	Includes third party home sales of 79 and 84 for the years ended December 31, 2006 and 2005, respectively.

(2)	Includes third party home sales of 13 and zero for the years ended December 31, 2006 and 2005, respectively.
     New home sales gross profit reflects a decrease in the gross margin. Used home sales gross profit reflects higher gross margin per home and higher volumes. Brokered resale revenues reflect decreased resale volumes. The increase in home selling expenses relates primarily to advertising. The increase in ancillary service revenue relates primarily to our acquisitions.
Other Income and Expenses
     The following table summarizes other income and expenses for the years ended December 31, 2006 and 2005 (amounts in thousands).

	2006	2005	Variance	% Change
Interest income	$1,975	$1,406	$569	40.5%
Income from other investments, net	20,102	16,609	3,493	21.0%
General and administrative	(12,760)	(13,624)	864	6.3%
Rent control initiatives	(1,157)	(1,081)	(76)	(7.0%)
Interest and related amortization	(103,161)	(100,712)	(2,449)	(2.4%)
Loss on early debt retirement	—	(20,630)	20,630	100.0%
Depreciation on corporate assets	(410)	(804)	394	49.0%
Depreciation on real estate assets	(60,276)	(55,608)	(4,668)	(8.4%)

Total other expenses, net	$(155,687)	$(174,444)	$18,757	10.8%

     Interest income increased due to interest earned on our Privileged Access note as discussed above. This note will mature in April 2007.
     Income from other investments, net increased due to: the previously discussed increase in ground lease activity with Privileged Access, corporate expense savings of $0.9 million, one-time gains including a $1.0 million non-refundable deposit received upon termination of the contract for the sale of Del Rey (see Note 5 of the Notes to the Consolidated Financial Statements contained in this Form 10-K) and a $0.9 million gain on sale of our preferred partnership interest in College Heights. This investment was previously classified as other assets. These increases were offset by a write-off of costs related to potential transactions no longer being considered of $0.9 million.

Results of Operations (continued)
     General and administrative expense decreased due to decreased legal costs and banking fees, partially offset by an increase in payroll. Interest and related amortization increased due to acquisitions offset by a decrease in our average interest rates due to refinancings in 2005.
     Loss on early debt retirement decreased due to transaction costs on early debt retirement related to refinancings in 2005 (see Note 8 of the Notes to the Consolidated Financial Statements contained in this Form 10-K).
     Depreciation on corporate assets decreased as a result of assets being fully depreciated. Depreciation on real estate increased $4.7 million primarily relating to acquisitions.
Equity in Income of Unconsolidated Joint Ventures
     For the year ended December 31, 2006, equity in income of unconsolidated joint ventures decreased $2.9 million primarily due to the purchase of the remaining interest in the Mezzanine Properties in the first quarter of 2006 (see Liquidity and Capital Resources – Investing Activities), as well as distributions received in 2005 from three joint ventures relating to debt refinancings by the ventures. Two of these distributions exceeded the Company’s basis and therefore were included in income from unconsolidated joint ventures in 2005. These decreases are partially offset by the net gain on sale of the property owned by the Indian Wells joint venture.
Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods (“Core Portfolio”) and the Total Portfolio for the years ended December 31, 2005 and 2004 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase /				Increase /
	2005	2004	(Decrease)	% Change	2005	2004	(Decrease)	% Change
Community base rental income	$204,150	$196,292	$7,858	4.0%	$213,280	$204,190	$9,090	4.5%
Resort base rental income	14,994	14,537	457	3.1%	74,371	54,661	19,710	36.1%
Utility and other income	20,886	20,244	642	3.2%	27,367	24,496	2,871	11.7%

Property operating revenues	240,030	231,073	8,957	3.9%	315,018	283,347	31,671	11.2%
Property operating and maintenance	70,592	66,483	4,109	6.2%	103,832	91,812	12,020	13.1%
Real estate taxes	19,931	19,085	846	4.4%	24,671	22,723	1,948	8.6%
Property management	9,978	9,358	620	6.6%	15,919	12,852	3,067	23.9%

Property operating expenses	100,501	94,926	5,575	5.9%	144,422	127,387	17,035	13.4%

Income from property operations	$139,529	$136,147	$3,382	2.5%	$170,596	$155,960	$14,636	9.4%

Property Operating Revenues
     The 3.9% increase in the Core Portfolio property operating revenues reflects (i) a 4.7% increase in rates for our community base rental income combined with a 0.7% decrease in occupancy, (ii) a 3.1% increase in revenues for our core resort base income, and (iii) an increase in utility income due to higher utility rates. Total Portfolio operating revenues increased due to current year acquisitions and 2004 acquisitions owned for the full year in 2005 (see Note 5 of the Notes to Consolidated Financial Statements contained in this Form 10-K).
Property Operating Expenses
     The 6.2% increase in property operating and maintenance expense for the Core Portfolio is due primarily to increases in administrative expense, utility expense increases greater than CPI, and increased insurance expenses. The 4.4% increase in Core Portfolio real estate taxes is generally due to higher property tax assessments on certain Properties. Property management expense for the Core Portfolio, which reflects costs of managing the Properties and is estimated based on a percentage of Property operating revenues, increased due to payroll costs, but remained at approximately 4% of revenue. Property management expense for the Total Portfolio increased primarily due to overall Company growth and new marketing initiatives. Total Portfolio operating expenses increased due to our current year acquisitions and 2004 acquisitions owned for the full year in 2005.

Results of Operations (continued)
Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2005 and 2004 (amounts in thousands, except sales volumes).

	2005	2004	Variance	% Change
Gross revenues from new home sales	$62,664	$43,324	$19,340	44.6%
Cost of new home sales	(53,899)	(38,067)	(15,832)	(41.6%)

Gross profit from new home sales	8,765	5,257	3,508	66.7%

Gross revenues from used home sales	3,350	4,080	(730)	(17.9%)
Cost of used home sales	(3,572)	(3,510)	(62)	(1.8%)

Gross (loss) profit from used home sales	(222)	570	(792)	(138.9%)

Brokered resale revenues, net	2,714	2,176	538	24.7%
Home selling expenses	(8,838)	(8,630)	(208)	(2.4%)
Ancillary services revenues, net	2,227	2,280	(53)	(2.3%)

Income from home sales operations	$4,646	$1,653	$2,993	181.1%

Home sales volumes:
New home sales (1)	771	514	257	50.0%
Used home sales	271	341	(70)	(20.5%)
Brokered home resales	1,526	1,415	111	7.8%

(1)	Includes third party home sales of 84 and 0 for the years ended December 31, 2005 and 2004, respectively.
     New home sales gross profit reflects a 50% increase in sales volume combined with an increase in average selling price of approximately $7,000 per home or approximately 8%. Used home sales gross profit reflects lower gross margin per home and lower volumes. Brokered resale revenues reflect increased resale volumes. Home selling expenses had a modest increase of 2.4%.
Other Income and Expenses
     The following table summarizes other income and expenses for the years ended December 31, 2005 and 2004 (amounts in thousands).

	2005	2004	Variance	% Change
Interest income	$1,406	$1,391	$15	1.1%
Income from other investments, net	16,609	3,475	13,134	378.0%
General and administrative	(13,624)	(9,243)	(4,381)	47.4%
Rent control initiatives	(1,081)	(2,412)	1,331	(55.2%)
Interest and related amortization	(100,712)	(91,154)	(9,558)	10.5%
Loss on early debt retirement	(20,630)	—	(20,630)	—
Depreciation on corporate assets	(804)	(1,657)	853	(51.5%)
Depreciation on real estate assets	(55,608)	(47,467)	(8,141)	17.2%

Total other expenses, net	$(174,444)	$(147,067)	$(27,377)	18.6%

     The increase in other expenses, net of approximately $27 million relates to the following: approximately $20.6 million for transaction costs on early debt retirement related to refinancings in 2005 (see Note 8 of the Notes to the Consolidated Financial Statements contained in this Form 10-K); an increase in interest expense of approximately $10 million related to the full year effect in 2005 of our 2004 acquisition debt and additional 2005 acquisition debt; and increased general and administrative expense of $4.5 million due to increased payroll, legal, recruiting and travel costs. Depreciation on real estate increased $8.1 million relating to the full year effect in 2005 of our 2004 acquisitions. These are partially offset by increased income from other investments, net that includes approximately $16.1 million of lease income from the Thousand Trails ground lease entered into on November 10, 2004.

Results of Operations (continued)
Equity in Income of Unconsolidated Joint Ventures
     During 2005, we received distributions from three joint ventures relating to debt refinancings by the ventures. Two of these distributions exceeded the Company’s basis and therefore were included in the income from unconsolidated joint ventures. Our 2005 acquisitions and the full year effect of our 2004 acquisitions also contributed to the increase.
Liquidity and Capital Resources
Liquidity
     As of December 31, 2006, the Company had $1.6 million in cash and cash equivalents and $143.8 million available on its lines of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. The table below summarizes cash flow activity for the twelve months ended December 31, 2006, 2005 and 2004 (amounts in thousands).

	For the twelve months ended
	December 31,
	2006	2005	2004
Cash provided by operating activities	$99,457	$90,326	$46,733
Cash used in investing activities	(67,086)	(66,246)	(366,654)
Cash used in financing activities	(31,376)	(28,775)	(514)

Net increase (decrease) in cash	$995	$(4,695)	$(320,435)

Operating Activities
     Net cash provided by operating activities increased $9.1 million for the year ended December 31, 2006. As discussed in “Results of Operations” above, this increase reflects increases in property operating income and income from other investments, net, offset by an increase in interest expense and a decrease in home sales. Net cash provided by operating activities increased $43.6 million for the year ended December 31, 2005 from $46.7 million for the year ended December 31, 2004. This increase reflects increased property operating income as discussed in “Results of Operations” above and a decrease in working capital.
Investing Activities
     Net cash used in investing activities reflects the impact of the following investing activities:
Acquisitions
2006 Acquisitions
     During the year ended December 31, 2006, we completed the following transactions:
•	Purchased the remaining interest in the Mezzanine Properties (the “Mezzanine Portfolio”) in which we had initially invested approximately $30.0 million to acquire preferred equity interests during the first quarter of 2004. The Mezzanine Portfolio consists of 11 Properties containing 5,057 sites: five Properties are located in Arizona, four in Florida, and one each in North Carolina and South Carolina. The total purchase price was approximately $105.0 million, including our existing investment in these Properties of $32.2 million and our general partnership investment of $1.4 million. The acquisition was funded by new debt financing of $47.1 million and assumed debt of approximately $25.9 million. Net working capital acquired included $3.2 million of rents received in advance and $0.4 million in other net payables. In connection with this acquisition we also purchased $1.9 million of inventory.

Liquidity and Capital Resources (continued)
•	Purchased seven membership campground Properties (“Mid-Atlantic Portfolio”) which contain 1,594 sites including 950 acres of developable expansion land and are located in Florida, New York, North Carolina, South Carolina, Michigan, Kentucky and Alabama. The total purchase price of approximately $14.3 million was funded by the exchange of two all-age Properties, located in Indiana, previously held for sale containing 495 sites, and $5.0 million in cash. We provided short-term seller financing of $3.4 million. This note has been repaid in full. Net working capital acquired included $0.6 million of rents received in advance. The acquisition was funded from our lines of credit.

•	Purchased two additional Thousand Trails Properties, located in California and Florida, and certain personal property for $10.0 million. These Properties were leased back as part of the amended TT lease (see Privileged Access discussion above). The acquisition was funded from our lines of credit.

•	Purchased Tranquil Timbers, a Property located in Door County, Wisconsin, containing 270 sites for a total purchase price of $2.8 million. The acquisition was funded from our lines of credit.

•	Purchased 15 Membership Campground Properties (“Outdoor World Portfolio”) which contain 3,962 sites and are located in Illinois, Massachusetts, Maine, North Carolina, New Jersey, Pennsylvania and Virginia. The total purchase price of approximately $10 million was funded from our lines of credit.

•	Purchased the remaining 75% interest in four Diversified joint venture Properties in which we had an existing 25% joint venture ownership interest. The gross purchase price was approximately $20.5 million and we assumed debt of $12.8 million. Net working capital acquired included $1.2 million of rents received in advance and $0.6 million of escrow deposits.
     Certain purchase price adjustments may be made within one year following the acquisitions.
2005 Acquisitions
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
2004 Acquisitions
     During the year ended December 31, 2004, we acquired 111 Properties. The combined investment in real estate for these 111 Properties was approximately $703 million and was funded with monies held in short-term investments, debt assumed of $352 million which includes a mark-to-market adjustment of $10.4 million, new financing of $124 million, and borrowings from our lines of credit. Included in the above as previously described are 57 Properties purchased as part of the Thousand Trails Transaction; the income related to this transaction is classified as Income from other investments, net on the Consolidated Statements of Operations.
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
Dispositions
     During the year ended December 31, 2006, we exchanged two Properties located in Indiana as part of the Mid-Atlantic Portfolio acquisition discussed above. We recorded a loss on sale for this transaction of $0.2 million.
     During the year ended December 31, 2005, we sold one Property located in Cedar Rapids, Iowa for a selling price of $6.7 million. Net proceeds of $6.3 million were used to repay amounts outstanding on our lines of credit. A gain on sale of approximately $2.3 million was recorded during the fourth quarter of 2005.

Liquidity and Capital Resources (continued)
     During the year ended December 31, 2004, we sold one Property located in Lake Placid, Florida for a selling price of $3.4 million, with net proceeds of $0.8 million received in July 2004. No gain or loss on disposition was recognized in the period. In addition, we sold approximately 1.4 acres of land in Montana for a gain and net proceeds of $0.6 million.
     We currently have four all-age Properties held for disposition and are in various stages of negotiations for sale. We plan to reinvest the sale proceeds or reduce outstanding lines of credit. On January 10, 2007, we sold Lazy Lakes, a 100 site resort Property in the Florida Keys for proceeds of $8 million and an approximate gain of $5 million.
     The operating results of all properties sold or held for disposition have been reflected in the discontinued operations of the Consolidated Statements of Operations contained in this Form 10-K.
Notes Receivable Activity
     On April 14, 2006, in connection with Privileged Access purchase of TT (see Privileged Access discussion above) the Company loaned Privileged Access $12.3 million. This loan is secured by the net contract receivables owned by Privileged Access. The note receivable bears interest at a per annum rate of prime plus 1.5% and matures on April 14, 2007. The note contains certain quarterly covenants. On August 21, 2006, the seller financing of $3.4 million provided in connection with the Mid-Atlantic Portfolio acquisition described above was repaid.
Investments in and distributions from unconsolidated joint ventures
     During the year ended December 31, 2006, the Company invested approximately $1.1 million in five joint ventures owning five Properties located in Florida, Massachusetts, Maine and two in Virginia. The Company also invested approximately $1.6 million in developing one of the Bar Harbor joint venture Properties, which resulted in an increase of the Company’s ownership interest per the joint venture agreement.
     During the year ended December 31, 2006, the Company received approximately $5.1 million in distributions from our joint ventures. $3.5 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $1.6 million were classified as a return of capital and were included in investing activities and related to our sale of the Property owned by the Indian Wells joint venture and the sale of our interest in the Blazing Star joint venture.
     During the year ended December 31, 2005, the Company invested approximately $7.0 million for a 50% preferred joint venture interest in three Properties located near Bar Harbor, Maine. The Company also invested approximately $0.6 million for a 40% interest in a Texas Property owned by a joint venture controlled by Diversified Investments, Inc (“Diversified”).
     During the year ended December 31, 2005, the Company received approximately $11.3 million in distributions from our joint ventures. $5.8 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $5.5 million were classified as a return of capital, were included in investing activities, and related to refinancings at three of our joint venture Properties.
     During the year ended December 31, 2004, the Company invested approximately $29.7 million in preferred equity interests in six entities controlled by Diversified (the “Mezzanine Investment”). These entities owned in the aggregate 11 Properties, containing 5,057 sites. Approximately $11.7 million of the Mezzanine Investment accrued at a per annum average rate of 10%, with a minimum pay rate of 6.5% per annum, and approximately $17.9 million of the Mezzanine Investment accrued at a per annum average rate of 11%, with a minimum pay rate of 7% per annum. As discussed above, on March 22, 2006, we acquired the remaining interests in these Properties.
     During the year ended December 31, 2004, the Company invested approximately $4.1 million in 11 joint ventures controlled by Diversified. The joint venture agreements included terms to allow the Company to purchase these Properties on various dates. As previously discussed, during the fourth quarter of 2006 we acquired four of these Properties. An additional Property was purchased in January 2007.
     In addition, the Company recorded approximately $3.6 million, $6.5 million and $3.7 million of net income from joint ventures, net of $1.9 million, $2.0 million and $1.2 million of depreciation, in the years ended December 31, 2006, 2005 and 2004, respectively.
     Due to the Company’s inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

     Liquidity and Capital Resources (continued)
Proceeds from sale of investment
     During the year ended December 31, 2006, the Company sold its preferred partnership interest in College Heights for approximately $9.0 million. At the time of the sale, College Heights owned a portfolio of 11 Properties with approximately 1,900 sites located in Michigan, Ohio and Florida. The proceeds received represent a per site value of approximately $22,000.
Capital improvements
     Capital expenditures for improvements are identified by the Company as recurring capital expenditures (“Recurring CapEx”), site development costs and corporate costs. Recurring CapEx was approximately $14.6 million, $15.9 million and $13.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in Recurring CapEx for the years ended 2006 and 2005 is approximately $2.0 million and $3.4 million of costs incurred to replace hurricane damaged assets. Site development costs were approximately $17.3 million, $16.2 million and $13.0 million for the years ended December 31, 2006, 2005 and 2004, respectively, and represent costs to develop expansion sites at certain of the Company’s Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home. Corporate costs such as computer hardware, office furniture and office improvements and expansion were $0.3 million, $0.8 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Financing Activities
     Net cash used in financing activities reflects the impact of the following:
Mortgages and Credit Facilities
Financing, Refinancing and Early Debt Retirement
2006 Activity
     During the year ended December 31, 2006, the Company completed the following transactions:
•	Assumed $25.9 million in mortgage debt on four of the eleven Properties related to the acquisition of the Mezzanine Portfolio. During the second and third quarters of 2006, this mortgage debt was defeased. Net proceeds of approximately $10.4 million were used to pay down the lines of credit. The four mortgages bear interest at weighted average interest rates ranging from 5.69% to 6.143% per annum and mature in 2016. In addition, we financed $47.1 million of mortgage debt to acquire the remaining seven Properties in the Mezzanine Portfolio. The seven mortgages bear interest at weighted average rates ranging from 5.70% to 5.72% per annum, and mature in April 2016.

•	Received $3.0 million and $2.9 million in mortgage debt proceeds as a result of meeting certain operational criteria at the Monte Vista Property and the Viewpoint Property, respectively. These proceeds were used to pay down the lines of credit.

•	Renewed our unsecured debt. We replaced the term loan which had a remaining balance of $100 million maturing in 2007, and a $110 million line of credit maturing in August 2006 with a $225 million line of credit with a four-year maturity and one-year extension option. The new facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.20% per annum with a 0.15% facility fee per annum. The interest rate on the term loan was LIBOR plus 1.75% per annum and the $110 million line of credit had an interest rate of LIBOR plus 1.65% and had a 0.15% unused fee, both per annum. The interest rate on $75 million of the outstanding balance on the new lines of credit is fixed at 6.38% per annum through mid-December 2007. We also renewed our $50 million line of credit which bears interest at LIBOR plus 1.20% per annum with a 0.20% facility fee per annum, and matures on June 29, 2010. The renewal increases our financial flexibility and lowers our credit spread.

•	Acquired for $2.4 million land formerly subject to a ground lease previously classified as mortgage debt relating to the Golden Terrace South Property.

•	Assumed $12.8 million in mortgage debt in connection with the acquisition of the remaining interests in four Diversified Properties. The four mortgages have a weighted average interest rate of approximately 5.5% per annum and a weighted average maturity of three years.

Liquidity and Capital Resources (continued)
2005 Activity
     During the third quarter of 2005, the Company refinanced two mortgage loans for proceeds of $34 million at an interest rate of 4.95% per annum. Net proceeds were used to pay down approximately $20 million in other secured financing maturing in 2006.
     On December 2, 2005, the Company refinanced approximately $293 million of secured debt maturing in 2007 with an effective interest rate of 6.8% per annum. This debt was secured by two cross-collateralized loan pools consisting of 35 Properties. The transaction generated approximately $337 million in proceeds from loans secured by individual mortgages on 20 Properties. The blended interest rate on the refinancing was approximately 5.3% per annum and the loans mature in 2015. Transaction costs were approximately $20.0 million ($0.67 per fully diluted share) and are classified as loss on early debt retirement on the Consolidated Statements of Operations. The remaining excess proceeds were used to repay outstanding amounts on our lines of credit. This transaction strengthened the Company’s balance sheet by extending the weighted average years to maturity by approximately two years.
     During the third quarter of 2005, in connection with its acquisitions, the Company assumed mortgage debt of approximately $53.5 million at a weighted average interest rate of approximately 5.9% per annum.
2004 Activity
     In 2004, the Company assumed mortgage and other debt relating to acquisitions of approximately $157 million. The Company borrowed an additional $194 million of mortgage debt for other acquisitions. The mortgages bear interest at weighted average rates ranging from 5.14% to 5.81% per annum, and mature at various dates through November 1, 2027. In addition, in connection with the Thousand Trails Transaction, we secured a $120 million three-year term loan at LIBOR plus 1.75%. As noted above, in 2006, the term loan was replaced by a renewal of our unsecured lines of credit.
Secured Debt
     As of December 31, 2006, our secured long-term debt balance was approximately $1.6 billion, with a weighted average interest rate in 2006 of approximately 6.1% per annum. The debt bears interest at rates between 4.96% and 9.25% per annum and matures on various dates mainly ranging from 2007 to 2016, with one additional loan maturing in 2027. Included in our debt balance are three capital leases with an imputed interest rate of 11.6% per annum. We do not have any significant long-term debt maturing in 2007 or 2008, with $205 million being the maximum amount maturing in any of the succeeding 5 years beginning in 2008. The weighted average term to maturity for the long-term debt is approximately 6.5 years.
Unsecured Debt
     We have two unsecured lines of credit of $225 million and $50 million which bear interest at a per annum rate of LIBOR plus 1.20% per annum and a 0.15% facility fee and 0.20% facility fee, respectively. Throughout the year ended December 31, 2006, we borrowed $193.6 million and paid down $200.1 million on our lines of credit. The weighted average interest rate in 2006 for our unsecured debt was approximately 6.3% per annum. The balance outstanding as of December 31, 2006 was $131.2 million. In December 2006, we fixed one-year LIBOR on $75 million of our outstanding lines of credit balance. As of February 15, 2007, approximately $162 million is available to be drawn on these combined lines of credit.

Liquidity and Capital Resources (continued)
Other Loans
     During 2006, the Company borrowed $3.6 million to finance its insurance premium payments. As of December 31, 2006, $0.3 million remained outstanding. This loan has been paid off. We are currently assessing our financing options for the 2007 insurance year.
     Certain of the Company’s mortgages and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”), limitations on certain holdings and other restrictions.
Contractual Obligations
     As of December 31, 2006, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands):

Contractual
Obligations	Total	2007(2)	2008	2009	2010(3)	2011	Thereafter
Long Term Borrowings (1)	$1,711,819	$38,228	$202,434	$85,925	$359,572	$65,136	$960,524
Weighted average interest rates	6.09%	7.15%	5.65%	6.87%	6.79%	6.97%	5.71%

(1)	Balance excludes net premiums and discounts of $5.4 million.

(2)	Includes principal amortizations and one loan maturing in November 2007 for approximately $20 million. We are currently assessing our refinancing options for this loan.

(3)	Includes lines of credit repayments in 2010 of $131 million. We have an option to extend this maturity for one year to 2011.
     Included in the above table are certain capital lease obligations totaling approximately $6.5 million. These agreements expire June 2009 and are paid semi-annually at an imputed interest rate of 11.6% per annum.
     The Company does not include preferred OP Unit distributions, interest expense, insurance, property taxes and cancelable contracts in the contractual obligations table above.
     The Company also leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2008 to 2032, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the years ended December 31, 2006, 2005 and 2004, ground lease rent was approximately $1.6 million per year. Minimum future rental payments under the ground leases are approximately $1.6 million per year for each of the next five years and approximately $20.7 million thereafter.
     With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately 7 years, with no more than $600 million in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, it believes that it will be able to repay such maturing debt from asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.

Liquidity and Capital Resources (continued)
Equity Transactions
     In order to qualify as a REIT for federal income tax purposes, the Company must distribute 90% or more of its taxable income (excluding capital gains) to its stockholders. The following regular quarterly distributions have been declared and paid to common stockholders and minority interests since January 1, 2004.

Distributions	For the Quarter	Stockholder
Per Share	Ending	Record Date	Payment Date
$0.0125	March 31, 2004	March 26, 2004	April 9, 2004
$0.0125	June 30, 2004	June 25, 2004	July 9, 2004
$0.0125	September 30, 2004	September 24, 2004	October 8, 2004
$0.0125	December 31, 2004	December 31, 2004	January 14, 2005

$0.0250	March 31, 2005	March 25, 2005	April 8, 2005
$0.0250	June 30, 2005	June 24, 2005	July 8, 2005
$0.0250	September 30, 2005	September 30, 2005	October 14, 2005
$0.0250	December 31, 2005	December 30, 2005	January 13, 2006

$0.0750	March 31, 2006	March 31, 2006	April 14, 2006
$0.0750	June 30, 2006	June 30, 2006	July 14, 2006
$0.0750	September 30, 2006	September 29, 2006	October 13, 2006
$0.0750	December 31, 2006	December 29, 2006	January 12, 2007
2006 Activity
     On November 7, 2006, the Company announced that in 2007 the annual distribution per common share will be $0.60 per share up from $0.30 per share in 2006 and $0.10 per share in 2005. This decision recognizes the Company’s investment opportunities and the importance of its dividend to its stockholders.
     On December 29, 2006, September 29, 2006, June 30, 2006 and March 31, 2006, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million of Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     During the year ended December 31, 2006, we received approximately $3.8 million in net proceeds from stock option exercises and the employee stock purchase plan.
2005 Activity
     The 2006 annual distribution per common share was $0.30 per share, up from $0.10 per share in 2005 and $0.05 per share in 2004.
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
     On June 30, 2005, the Operating Partnership issued $50 million of 7.95% Series F Cumulative Redeemable Perpetual Preference Units (the “Series F Units”), to institutional investors. The Series F Units are non-callable for five years and have no stated maturity or mandatory redemption. Net proceeds from the offering were used to pay down amounts outstanding under the Company’s lines of credit.
     On March 24, 2005, the Operating Partnership paid distributions of 9.0% per annum on the $125 million of Series D 9% Units. For the seven days ended March 31, 2005 and the nine months thereafter, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million of Series D 8% Units. For the six months ended December 31, 2005, the Operating Partnership paid distributions of 7.95% per annum on the $50 million of Series F Units. Distributions on the Units were paid quarterly on the last calendar day of each quarter.

Liquidity and Capital Resources (continued)
     During the year ended December 31, 2005, we received approximately $4.0 million in net proceeds from stock option exercises and the employee stock purchase plan.
2004 Activity
     During the twelve months ended December 31, 2004, in connection with its 2004 acquisitions the Company issued 1.2 million common OP Units valued at $36.7 million, of which approximately $28.7 million has been classified as paid-in capital. On December 21, 2004, we redeemed 126,765 common OP Units for approximately $4.5 million, of which approximately $3.5 million has been classified as paid-in capital.
     During the year ended December 31, 2004, we received approximately $4.9 million in net proceeds from stock option exercises and the employee stock purchase plan.
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

Liquidity and Capital Resources (continued)
     The following table presents a calculation of FFO for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands):

	2006	2005	2004
Computation of funds from operations:
Net income (loss) available for Common Shares	$16,632	$(2,333)	$4,026
Income (loss) allocated to Common OP Units	4,318	(539)	936
Depreciation on real estate assets	60,276	55,608	47,467
Depreciation expense included in discontinued operations	84	410	1,427
Depreciation expense included in equity in income from joint ventures	1,909	1,960	1,230
Gain on sale of Properties	(852)	(2,279)	(638)

Funds from operations available for Common Shares	$82,367	$52,827	$54,448

Weighted average Common Shares outstanding – fully diluted	30,241	29,927	29,465

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At December 31, 2006, approximately 96% or approximately $1.6 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $99.3 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $106.1 million.
     At December 31, 2006, approximately 4% or approximately $75.8 million of our outstanding debt was short-term and at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings would increase/decrease by approximately $0.8 million annually.

FORWARD-LOOKING STATEMENTS
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

Item 8. Financial Statements and Supplementary Data
     See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, maintains a system of disclosure controls and procedures, designed to provide reasonable assurance that information the Company is required to disclose in the reports that the Company files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
     The Company’s management with the participation of the Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this annual report.
Changes in Internal Control Over Financial Reporting
     There were no material changes to the Company’s internal controls over financial reporting during the fourth quarter.
Report of Management on Internal Control Over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”
     The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on page F-2 of the Consolidated Financial Statements.
Item 9B. Other Information
     On December 28, 2006, the Compensation, Nominating and Corporate Governance Committee of the Board of Directors (the “Compensation Committee”) approved the issuance of 147,500 shares of restricted common stock to the executive officers and one additional employee of the Company (the “2006 Award Program”). The 2006 Award Program was created pursuant to the authority set forth in the Company’s 1992 Stock Option and Award Plan, as amended and restated (the “Stock Option and Award Plan”). On December 28, 2006, the executive officers were granted shares of restricted common stock in accordance with the 2006 Award Program as follows: Mr. Tom Heneghan, President and Chief Executive Officer, was granted 40,000 shares; Mr. Roger Maynard, Executive Vice President and Chief Operating Officer, was granted 30,000 shares; Mr. Michael Berman, Executive Vice President and Chief Financial Officer, was granted 25,000 shares; Ms. Ellen Kelleher, Executive Vice President and General Counsel, was awarded 25,000 shares; and, Ms. Marguerite Nader, Vice President of New Business Development, was awarded 20,000 shares. Such shares are subject to a three year vesting schedule, with one-third vesting on each of December 31, 2007, December 31, 2008 and December 31, 2009.
     Pursuant to the authority granted in the Stock Option and Award Plan, in November 2006 the Compensation Committee approved the annual award of stock options to be granted to the Chairman of the Board, the Compensation Committee Chairperson and Lead Director, the Executive Committee Chairperson, and the Audit Committee Chairperson and Audit Committee Financial Expert on January 31, 2007 for their services rendered in 2006. On January 31, 2007, Mr. Samuel Zell was awarded options to purchase 100,000 shares of common stock for services rendered as Chairman of the Board in 2006; Mrs. Sheli Rosenberg was awarded options to purchase 25,000 shares of common stock, which she elected to receive as 5,000 shares of restricted common stock, for services rendered as Lead Director and Chairperson of the Compensation Committee; Mr. Howard Walker was awarded options to purchase 15,000 shares of common stock, for services rendered as Chairperson of the Executive Committee during 2006; and Mr. Philip Calian was awarded options to purchase 15,000 shares of common stock, for services rendered as Audit Committee Financial Expert and Audit Committee Chairperson. One-third of the options to purchase common stock and the shares of restricted common stock covered by these awards vests on each of December 31, 2007, December 31, 2008 and December 31, 2009.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by Item 10 will be contained in the 2007 Proxy Statement, and thus this Part has been omitted in accordance with General Instruction G(3) to Form 10-K.
Items 11, 12, 13 and 14.
Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, and Principal Accountant Fees and Services
     The information required by Item 11, Item 12, Item 13 and Item 14 will be contained in the 2007 Proxy Statement, and thus this Part has been omitted in accordance with General Instruction G(3) to Form 10-K.

PART IV
Item 15. Exhibits and Financial Statements Schedules
     1. Financial Statements
See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.
     2. Financial Statement Schedules
See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.
     3. Exhibits:

2(a)	Admission Agreement between Equity Financial and Management Co., Manufactured Home Communities, Inc. and MHC Operating Partnership

3.1(e)	Amended and Restated Articles of Incorporation of Manufactured Home Communities, Inc. effective May 21, 1999

3.2(j)	Articles of Amendment of Articles of Incorporation of Manufactured Home Communities, Inc., effective May 13, 2003

3.3(i)	Articles of Amendment to Articles of Incorporation of Manufactured Home Communities, Inc., effective November 16, 2004

3.4(j)	Amended Bylaws of Manufactured Home Communities, Inc. dated December 31, 2003

3.5(k)	Amended and Restated Articles Supplementary of Equity LifeStyle Properties, Inc. effective March 16, 2005

3.6(k)	Articles Supplementary of Equity LifeStyle Properties, Inc. effective June 23, 2005

4	Not applicable

9	Not applicable

10.3(b)	Agreement of Limited Partnership of MHC-De Anza Financing Limited Partnership

10.4(c)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996

10.5(l)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

10.10(d)	Form of Manufactured Home Communities, Inc. 1997 Non-Qualified Employee Stock Purchase Plan

10.11(g)	Amended and Restated Manufactured Home Communities, Inc. 1992 Stock Option and Stock Award Plan effective March 23, 2001

10.12(f)	$110,000,000 Amended, Restated and Consolidated Promissory Note (DeAnza Mortgage) dated June 28, 2000

10.19(h)	Agreement of Plan of Merger (Thousand Trails), dated August 2, 2004

10.20(h)	Amendment No. 1 to Agreement of Plan of Merger (Thousand Trails), dated September 30, 2004

10.21(h)	Amendment No. 2 to Agreement of Plan of Merger (Thousand Trails), dated November 9, 2004

10.22(h)	Thousand Trails Lease Agreement, dated November 10, 2004

10.27(n)	Credit Agreement ($225 million Revolving Facility) dated June 29, 2006

10.28(n)	Second Amended and Restated Loan Agreement ($50 million Revolving Facility) dated July 14, 2006

10.29(m)	Amended and Restated Thousand Trails Lease Agreement dated April 14, 2006

10.30(m)	Option Agreement (Thousand Trails) dated April 14, 2006

10.31(m)	Amendment No. 3 to Agreement and Plan of Merger (Thousand Trails) dated April 14, 2006

10.33(o)	Amendment of Non-Qualified Employee Stock Purchase Plan dated May 3, 2006

10.34(o)	Form of Indemnification Agreement

11	Not applicable

12(o)	Computation of Ratio of Earnings to Fixed Charges

13	Not applicable

14(o)	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated July 2006

16	Not applicable

18	Not applicable

21(o)	Subsidiaries of the registrant

22	Not applicable

Item 15.      Exhibits and Financial Statements Schedules (continued)

23(o)	Consent of Independent Registered Public Accounting Firm

24.1(o)	Power of Attorney for Philip C. Calian dated February 26, 2007

24.2(o)	Power of Attorney for Howard Walker dated February 20, 2007

24.3(o)	Power of Attorney for Thomas E. Dobrowski dated February 22, 2007

24.4(o)	Power of Attorney for Gary Waterman dated February 23, 2007

24.5(o)	Power of Attorney for Donald S. Chisholm dated February 20, 2007

24.6(o)	Power of Attorney for Sheli Z. Rosenberg dated February 22, 2007

31.1(o)	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2(o)	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1(o)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2(o)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

The following documents are incorporated herein by reference.

(a)	Included as an exhibit to the Company’s Form S-11 Registration Statement, File No. 33-55994
(b)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 1994
(c)	Included as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 1996
(d)	Included as Exhibit A to the Company’s definitive Proxy Statement dated March 28, 1997, relating to Annual Meeting of Stockholders held on May 13, 1997
(e)	Included as an exhibit to the Company’s Form S-3 Registration Statement, filed November 12, 1999 (SEC File No. 333-90813)
(f)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2000
(g)	Included as Appendix A to the Company’s Definitive Proxy Statement dated March 30, 2001
(h)	Included as an exhibit to the Company’s Report on Form 8-K dated November 16, 2004
(i)	Included as an exhibit to the Company’s Report on Form 8-K dated November 22, 2004
(j)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2004
(k)	Included as an exhibit to the Company’s Report on Form 10-Q dated June 30, 2005
(l)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2005
(m)	Included as an exhibit to the Company's Report on Form 8-K dated April 14, 2006
(n)	Included as an exhibit to the Company’s Report on Form 10-Q dated June 30, 2006
(o)	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.,
a Maryland corporation

Date: February 27, 2007	By:	/s/ Thomas P. Heneghan

Thomas P. Heneghan
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2007	By:	/s/ Michael B. Berman

Michael B. Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Equity LifeStyle Properties, Inc. — Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas P. Heneghan	President, Chief Executive Officer and Director
Thomas P. Heneghan	*Attorney-in-Fact	February 27, 2007

/s/ Michael B. Berman	Executive Vice President and Chief Financial Officer

Michael B. Berman	*Attorney-in-Fact	February 27, 2007

/s/ Samuel Zell	Chairman of the Board

Samuel Zell		February 27, 2007

*Howard Walker	Vice-Chairman of the Board

Howard Walker		February 27, 2007

*Philip C. Calian	Director

Philip C. Calian		February 27, 2007

*Donald S. Chisholm	Director

Donald S. Chisholm		February 27, 2007

*Thomas E. Dobrowski	Director

Thomas E. Dobrowski		February 27, 2007

* Sheli Z. Rosenberg	Director

Sheli Z. Rosenberg		February 27, 2007

*Gary Waterman	Director

Gary Waterman		February 27, 2007

INDEX TO FINANCIAL STATEMENTS
EQUITY LIFESTYLE PROPERTIES, INC.

Certain schedules have been omitted as they are not applicable to the Company.

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting
The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.
     We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting in Item 9A, that Equity Lifestyle Properties, Inc. (Equity Lifestyle Properties or the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity Lifestyle Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Equity Lifestyle Properties’ internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Equity Lifestyle Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Equity Lifestyle Properties, Inc. has maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and the financial statement schedules listed in the Index at Item 15, of Equity Lifestyle Properties, Inc., and our report dated February 27, 2007, expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
February 27, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.
     We have audited the accompanying consolidated balance sheets of Equity Lifestyle Properties, Inc. (“Equity Lifestyle Properties”), as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and the schedules are the responsibility of Equity Lifestyle Properties’ management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Lifestyle Properties at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Equity Lifestyle Properties internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
February 27, 2007

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of December 31, 2006 and 2005
(amounts in thousands)

	December 31,	December 31,
	2006	2005
Assets
Investment in real estate:
Land	$531,302	$493,213
Land improvements	1,664,964	1,523,564
Buildings and other depreciable property	141,194	135,790

	2,337,460	2,152,567
Accumulated depreciation	(435,809)	(378,325)

Net investment in real estate	1,901,651	1,774,242
Cash and cash equivalents	1,605	610
Notes receivable	22,045	11,631
Investment in joint ventures	14,718	46,211
Rents receivable, net	1,294	1,619
Deferred financing costs, net	14,799	15,096
Inventory	70,091	59,412
Escrow deposits and other assets	29,628	40,053

Total Assets	$2,055,831	$1,948,874

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$1,586,012	$1,500,581
Unsecured lines of credit	131,200	37,700
Unsecured term loan	—	100,000
Accrued payroll and other operating expenses	30,936	31,508
Accrued interest payable	9,066	8,549
Rents received in advance and security deposits	36,454	27,868
Distributions payable	2,251	773

Total Liabilities	1,795,919	1,706,979

Commitments and contingencies
Minority interests – Common OP Units and other	12,794	9,379
Minority interests – Perpetual Preferred OP Units	200,000	200,000

Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 50,000,000 shares authorized; 23,928,652 and 23,479,753 shares issued and outstanding for 2006 and 2005, respectively	229	226
Paid-in capital	304,483	299,444
Distributions in excess of accumulated earnings	(257,594)	(267,154)

Total stockholders’ equity	47,118	32,516

Total Liabilities and Stockholders’ Equity	$2,055,831	$1,948,874

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2006, 2005 and 2004
(amounts in thousands, except per share data)

	2006	2005	2004
Property Operations:
Community base rental income	$225,815	$213,280	$204,190
Resort base rental income	89,925	74,371	54,661
Utility and other income	30,643	27,367	24,496

Property operating revenues	346,383	315,018	283,347
Property operating and maintenance	116,179	103,832	91,812
Real estate taxes	26,246	24,671	22,723
Property management	17,079	15,919	12,852

Property operating expenses (exclusive of depreciation shown separately below)	159,504	144,422	127,387

Income from property operations	186,879	170,596	155,960
Home Sales Operations:
Gross revenues from inventory home sales	61,247	66,014	47,404
Cost of inventory home sales	(54,498)	(57,471)	(41,577)

Gross profit from inventory home sales	6,749	8,543	5,827
Brokered resale revenues, net	2,129	2,714	2,176
Home selling expenses	(9,836)	(8,838)	(8,630)
Ancillary services revenues, net	3,027	2,227	2,280

Income from home sales operations & other	2,069	4,646	1,653
Other Income (Expenses):
Interest income	1,975	1,406	1,391
Income from other investments, net	20,102	16,609	3,475
General and administrative	(12,760)	(13,624)	(9,243)
Rent control initiatives	(1,157)	(1,081)	(2,412)
Interest and related amortization	(103,161)	(100,712)	(91,154)
Loss on early debt retirement	—	(20,630)	—
Depreciation on corporate assets	(410)	(804)	(1,657)
Depreciation on real estate assets	(60,276)	(55,608)	(47,467)

Total other expenses, net	(155,687)	(174,444)	(147,067)

Income before minority interests, equity in income of unconsolidated joint ventures, gain on sale of properties and discontinued operations	33,261	798	10,546

(Income) loss allocated to Common OP Units	(4,267)	1,329	(565)
Income allocated to Perpetual Preferred OP Units	(16,138)	(13,974)	(11,284)
Equity in income of unconsolidated joint ventures	3,583	6,508	3,739

Income (loss) before gain on sale of properties and discontinued operations	16,439	(5,339)	2,436

Gain on sale of properties	—	—	2

Income (loss) from continuing operations	16,439	(5,339)	2,438

Discontinued Operations:
Discontinued operations	520	1,927	2,750
Depreciation on discontinued operations	(84)	(410)	(1,427)
(Loss) gain on sale of discontinued real estate	(192)	2,279	636
Minority interests on discontinued operations	(51)	(790)	(371)

Income from discontinued operations	193	3,006	1,588

Net income (loss) available for Common Shares	$16,632	$(2,333)	$4,026

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2006, 2005 and 2004
(amounts in thousands, except per share data)

	2006	2005	2004
Earnings per Common Share – Basic:
Income (loss) from continuing operations	$0.70	$(0.23)	$0.11

Income from discontinued operations	$0.01	$0.13	$0.07

Net income (loss) available for Common Shares	$0.71	$(0.10)	$0.18

Earnings per Common Share – Fully Diluted:
Income (loss) from continuing operations	$0.68	$(0.23)	$0.10

Income from discontinued operations	$0.01	$0.13	$0.07

Net income (loss) available for Common Shares	$0.69	$(0.10)	$0.17

Distributions declared per Common Share outstanding	$0.30	$0.10	$0.05

Tax status of Common Shares distributions deemed paid during the year:
Ordinary income	$0.30	$0.10	$1.05

Long-term capital gain	$—	$—	$4.82

Unrecaptured section 1250 gain	$—	$—	$2.17

Weighted average Common Shares outstanding – basic	23,444	23,081	22,849

Weighted average Common Shares outstanding – fully diluted	30,241	29,366	29,465

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Stockholders’ Equity
For The Years Ended December 31, 2006, 2005 and 2004
(amounts in thousands)

	2006	2005	2004
Preferred stock, $.01 par value	$—	$—	$—

Common stock, $.01 par value
Balance, beginning of year	$226	$224	$222
Issuance of common stock through exercise of options	3	2	4

Balance, end of year	$229	$226	$224

Paid — in capital
Balance, beginning of year	$299,444	$294,304	$263,066
Conversion of OP Units to common stock	211	236	155
Issuance of common stock through exercise of options	2,741	2,785	3,058
Issuance of common stock through employee stock purchase plan	1,074	1,397	2,735
Compensation expense related to stock options and restricted stock	3,122	2,853	2,571
Repurchase of common stock	(926)	(692)	—
Issuance costs	(15)	(119)	—
Adjustment for Common OP Unitholders in the Operating Partnership	(1,168)	(1,320)	22,719

Balance, end of year	$304,483	$299,444	$294,304

Deferred compensation
Balance, beginning of year	$—	$(166)	$(494)
Recognition of deferred compensation expense	—	166	328

Balance, end of year	$—	$—	$(166)

Distributions in excess of accumulated comprehensive earnings
Balance, beginning of year	$(267,154)	$(262,518)	$(265,322)
Net income (loss)	16,632	(2,333)	4,026

Comprehensive income (loss)	16,632	(2,333)	4,026

Distributions	(7,072)	(2,303)	(1,222)

Balance, end of year	$(257,594)	$(267,154)	$(262,518)

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004
(amounts in thousands)

	2006	2005	2004
Cash Flows From Operating Activities
Net income (loss)	$16,632	$(2,333)	$4,026
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Income allocated to minority interests	20,456	13,435	12,220
Early debt retirement	—	20,630	—
Loss (gain) on sale of properties and other	192	(2,279)	(638)
Gain on sale of investment	(914)	—	—
Depreciation expense	62,581	58,782	51,703
Amortization expense	2,795	2,849	2,203
Debt premium amortization	(1,477)	(2,484)	(1,317)
Equity in income of unconsolidated joint ventures	(5,494)	(8,468)	(4,969)
Distributions from unconsolidated joint ventures	3,449	5,760	—
Amortization of stock-related compensation	3,122	3,019	2,899
Hurricane asset write down	—	968	—
(Decrease) increase in provision for uncollectible rents receivable	(294)	149	1,182
Decrease in inventory reserve	—	(27)	—
(Decrease) increase in provision for notes receivable	—	(169)	250
Changes in assets and liabilities:
Rents receivable	(147)	(236)	281
Inventory	(8,059)	(8,521)	(17,855)
Escrow deposits and other assets	229	1,610	(9,772)
Accrued payroll and other operating expenses	2,188	4,882	5,713
Rents received in advance and security deposits	4,198	2,759	807

Net cash provided by operating activities	99,457	90,326	46,733

Cash Flows From Investing Activities
Acquisition of rental properties	(35,283)	(38,753)	(310,893)
Proceeds from disposition of rental properties	—	6,280	671
Proceeds from disposition of investment	9,000	—	—
Joint Ventures:
Investments in	(2,734)	(7,709)	(33,819)
Distributions from	1,647	5,557	6,177
(Increase) decrease in notes receivable	(7,511)	1,306	(1,708)
Improvements:
Corporate	(252)	(831)	(444)
Rental properties	(14,605)	(15,901)	(13,663)
Site development costs	(17,348)	(16,195)	(12,975)

Net cash used in investing activities	(67,086)	(66,246)	(366,654)

Cash Flows From Financing Activities
Net proceeds from stock options and employee stock purchase plan	3,818	4,183	6,221
Proceeds from issuance of Perpetual Preferred OP Units	—	75,000	—
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(23,575)	(16,632)	(237,074)
Stock repurchase and Unit redemption	(926)	(973)	—
Issuance costs	—	(119)	—
Lines of credit:
Proceeds	193,600	175,300	135,800
Repayments	(200,100)	(253,400)	(20,000)
Acquisition financing	—	—	124,300
Term loan repayment	—	(20,000)	—
Principal payments	(16,751)	(340,699)	(8,848)
New financing proceeds	14,247	370,520	3,288
Early debt retirement	—	(18,250)	—
Debt issuance costs	(1,689)	(3,705)	(4,201)

Net cash used in financing activities	(31,376)	(28,775)	(514)

Net increase (decrease) in cash and cash equivalents	995	(4,695)	(320,435)
Cash and cash equivalents, beginning of year	610	5,305	325,740

Cash and cash equivalents, end of year	$1,605	$610	$5,305

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements

	2006	2005	2004
Supplemental Information:
Cash paid during the period for interest	$103,368	$97,638	$88,883
Non-cash investing and financing activities:
Real estate acquisition and disposition
Mortgage debt assumed and financed on acquisition of real estate	85,832	53,517	347,300
Mezzanine and joint venture investments applied to real estate acquisition	32,716	—	—
Other assets and liabilities, net, acquired on acquisition of real estate	2,295	2,161	13,300
Issuance of operating partnership units in connection with the acquisition of Monte Vista	—	—	32,200
SERP termination	—	7,108	—
Proceeds from loan to pay insurance premiums	3,638	2,404	—
The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 1 — Organization of the Company and Basis of Presentation
     Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”), is referred to herein as the “Company,” “ELS,” “we,” “us,” and “our”. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). We believe that we have qualified for taxation as a real estate investment trust (“REIT”) for federal income tax purposes since our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control and we cannot provide any assurance that the IRS will agree with our analysis. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income excluding capital gains. The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.
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
     The operations of the Company are conducted primarily through the Operating Partnership. The Company contributed the proceeds from its initial public offering and subsequent offerings to the Operating Partnership for a general partnership interest. In 2004, the general partnership interest was contributed to MHC Trust (see Note 4). The financial results of the Operating Partnership and the Subsidiaries are consolidated in the Company’s consolidated financial statements. In addition, since certain activities, if performed by the Company, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”), the Company has formed taxable REIT subsidiaries as defined in the Code to engage in such activities.
     Several Properties acquired are wholly owned by taxable REIT subsidiaries of the Company. In addition, Realty Systems, Inc. (“RSI”) is a wholly owned taxable REIT subsidiary of the Company that is engaged in the business of purchasing, selling and leasing homes that are located in Properties owned and managed by the Company. RSI also provides brokerage services to customers at such Properties. Typically, customers move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the homes. RSI also leases inventory homes to prospective customers with the expectation that the tenant eventually will purchase the home. Subsidiaries of RSI also lease from the Operating Partnership certain real property within or adjacent to certain Properties consisting of golf courses, pro shops, stores and restaurants.
     The limited partners of the Operating Partnership (the “Common OP Unitholders”) receive an allocation of net income which is based on their respective ownership percentage of the Operating Partnership which is shown on the Consolidated Financial Statements as Minority Interests — Common OP Units. As of December 31, 2006, the Minority Interests — Common OP Units represented 6,090,068 units of limited partnership interest (“OP Units”) which are convertible into an equivalent number of shares of the Company’s common stock. The issuance of additional shares of common stock or common OP Units changes the respective ownership of the Operating Partnership for both the Minority Interests and the Company.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 2 — Summary of Significant Accounting Policies
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
     The Company has applied the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”) – an interpretation of ARB 51. The objective of FIN 46R is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company has also applied Emerging Issues Task Force 04-5 – Accounting for investments in limited partnerships when the investor is the sole general partner and the limited partners have certain rights (“EITF 04-5”) which determines whether a general partner or the general partners as a group controls a limited partnership or similar entity and therefore should consolidate the entity. The Company will apply FIN 46R and EITF 04-5 to all types of entity ownership (general and limited partnerships and corporate interests).
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
(d) Inventory
     Inventory consists primarily of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Inventory is recorded net of an inventory reserve as of December 31, 2006 and December 31, 2005 of $580,000. Resale revenues are stated net of commissions paid to employees of $1.2 million and $1.4 million for the years ended December 31, 2006 and 2005, respectively.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 2 — Summary of Significant Accounting Policies (continued)
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
(g) Notes Receivable
     Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized discounts or premiums net of a valuation allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases we finance the sales of homes to our customers (referred to as “Chattel Loans”) which loans are secured by the homes. The valuation allowance for the Chattel Loans is calculated based on a comparison of the outstanding principal balance of each note compared to the N.A.D.A. value and the current market value of the underlying manufactured home collateral. These notes are recorded net of allowances of $110,000 and $81,000 as of December 31, 2006 and December 31, 2005, respectively.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 2 — Summary of Significant Accounting Policies (continued)
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
(i) Income from Other Investments, net
     Income from other investments, net includes revenue relating to the Company’s ground leases with Privileged Access L.P. (“Privileged Access”). Privileged Access leases approximately 24,100 membership campground sites at 81 of the Company’s Properties. The primary lease entered into on November 10, 2004 and subsequently amended and restated on April 14, 2006 relating to the Thousand Trails Portfolio (59 Properties) provides for annual lease payments of $17.5 million subject to annual CPI increases and has a term of approximately 14 years.
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
     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of February 8, 2007, the Company estimates its total claim to be $20.1 million, of which approximately $18.9 million of claims, including business interruption, have been submitted to its insurance companies for reimbursement. Through December 31, 2006, the Company has made total expenditures of approximately $13.8 million and expects to incur additional expenditures to complete the work necessary to restore the Properties to their pre-hurricanes condition. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $5.0 million of these expenditures have been capitalized per the Company’s capitalization policy through December 31, 2006.
     Approximately 33 Properties located in southern Florida were impacted by Hurricane Wilma in October 2005. As of December 31, 2006, approximately $4.4 million of claims have been submitted to the Company’s insurance company for reimbursement. Through December 31, 2006, the Company has made total expenditures of approximately $2.5 million and is still evaluating the total costs it expects to incur. Through December 31, 2006, $1.6 million has been charged to operations ($0.3 million in 2006 and $1.3 million in 2005) and $0.6 million was capitalized to fixed assets.
     The Company has received proceeds from insurance carriers of approximately $5.6 million through December 31, 2006. Approximately $1.5 million and $3.9 million is included in other assets as a receivable from insurance providers as of December 31, 2006 and December 31, 2005, respectively.
(k) Fair Value of Financial Instruments
     The Company’s financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, and mortgage notes payable. The fair values of all financial instruments, including notes receivable, were not materially different from their carrying values at December 31, 2006 and 2005.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 2 — Summary of Significant Accounting Policies (continued)
(l) Deferred Financing Costs, net
     Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit, unamortized deferred financing fees are accounted for in accordance with EITF No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements. Accumulated amortization for such costs was $9.4 million and $6.6 million at December 31, 2006 and 2005, respectively.
(m) Revenue Recognition
     The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We will reserve for receivables when we believe the ultimate collection is less than probable. Our provision for uncollectible rents receivable was approximately $0.9 million as of December 31, 2006 and $1.2 million as of December 31, 2005. Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.
(n) Minority Interests
     Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. Such ownership percentage is calculated by dividing the number of common OP Units held by the Common OP Unitholders (6,090,068 and 6,207,471 at December 31, 2006 and 2005, respectively) by the total OP Units held by the Common OP Unitholders and the Company. Issuance of additional shares of common stock or common OP Units changes the percentage ownership of both the Minority Interests and the Company. Due in part to the exchange rights (which provide for the conversion of common OP Units into shares of common stock on a one-for-one basis), such transactions and the proceeds there from are treated as capital transactions and result in an allocation between stockholders’ equity and Minority Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.
(o) Income Taxes
     Due to the structure of the Company as a REIT, the results of operations contain no provision for federal income taxes for the REIT. However, the Company may be subject to certain foreign, state and local income, excise or franchise taxes. The Company paid federal, foreign, state and local taxes of approximately $261,000 and $196,000 during the years ended December 31, 2006 and 2005, respectively, which includes taxes payable from activities managed through taxable REIT subsidiaries. As of December 31, 2006, net investment in real estate and notes receivable had a federal tax basis of approximately $1,524 million and $22.2 million, respectively.
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

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 2 — Summary of Significant Accounting Policies (continued)
(q) Stock Compensation
     The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company adopted Statement of Financial Accounting Standards No. 123(R), (“SFAS 123(R)”) “Share Based Payment” on July 1, 2005 which did not have a material impact on the Company’s results of operations or its financial position. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees (see Note 12).
(r) Recent Accounting Pronouncements
     In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company does not expect that the adoption of FIN 48 will have a significant impact on the Company’s financial position and results of operations.
(s) Reclassifications
     Certain 2005 amounts have been reclassed to conform to the 2006 presentation. This reclassification has no material effect on the consolidated balance sheets or statement of operations of the Company.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 3 — Earnings Per Common Share
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
     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 (amounts in thousands):

	Years Ended December 31,
	2006	2005	2004
Numerators:
Income (Loss) from Continuing Operations:
Income (loss) from continuing operations – basic	$16,439	$(5,339)	$2,438
Amounts allocated to dilutive securities	4,267	(1,329)	565

Income (loss) from continuing operations – fully diluted	$20,706	$(6,668)	$3,003

Income from Discontinued Operations:
Income from discontinued operations – basic	$193	$3,006	$1,588
Amounts allocated to dilutive securities	51	790	371

Income from discontinued operations – fully diluted	$244	$3,796	$1,959

Net Income (Loss) Available for Common Shares:
Net income (loss) available for Common Shares – basic	$16,632	$(2,333)	$4,026
Amounts allocated to dilutive securities	4,318	(539)	936

Net income (loss) available for Common Shares – fully diluted	$20,950	$(2,872)	$4,962

Denominator:
Weighted average Common Shares outstanding – basic	23,444	23,081	22,849
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares Shares	6,165	6,285	6,067
Employee stock options and restricted shares	632	—	549

Weighted average Common Shares outstanding – fully diluted	30,241	29,366	29,465

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 4 — Common Stock and Other Equity Related Transactions
     The following table presents the changes in the Company’s outstanding common stock for the years ended December 31, 2006, 2005 and 2004 (excluding OP Units of 6,090,068, 6,207,471 and 6,340,805 outstanding at December 31, 2006, 2005 and 2004, respectively):

	2006	2005	2004
Shares outstanding at January 1,	23,479,753	23,113,356	22,563,348
Common stock issued through conversion of OP Units	117,403	133,334	95,769
Common stock issued through exercise of options	155,031	187,822	196,834
Common stock issued through stock grants	170,500	22,500	176,164
Common stock issued through Employee Stock Purchase Plan	23,605	37,608	81,241
Common stock repurchased and retired	(17,640)	(14,867)	—

Shares outstanding at December 31,	23,928,652	23,479,753	23,113,356

     As of December 31, 2006 and 2005, the Company’s percentage ownership of the Operating Partnership was approximately 79.7% and 79.1%, respectively. The remaining approximately 20.3% and 20.9%, respectively, was owned by the Common OP Unitholders.
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
     On June 30, 2005, the Operating Partnership issued $50 million of 7.95% Series F Cumulative Redeemable Perpetual Preference Units (the “Series F Units”), to institutional investors. The Series F Units are non-callable for five years and have no stated maturity or mandatory redemption. Net proceeds from the offering were used to pay down amounts outstanding under the Company’s lines of credit.
     The following regular quarterly distributions have been declared and paid to common stockholders and Minority Interests since January 1, 2004:

Distribution
Amount Per	For the Quarter	Shareholder
Share	Ending	Record Date	Payment Date
$0.0125	March 31, 2004	March 26, 2004	April 9, 2004
$0.0125	June 30, 2004	June 25, 2004	July 9, 2004
$0.0125	September 30, 2004	September 24, 2004	October 8, 2004
$0.0125	December 31, 2004	December 31, 2004	January 14, 2005

$0.0250	March 31, 2005	March 25, 2005	April 8, 2005
$0.0250	June 30, 2005	June 24, 2005	July 8, 2005
$0.0250	September 30, 2005	September 30, 2005	October 14, 2005
$0.0250	December 31, 2005	December 30, 2005	January 13, 2006

$0.0750	March 31, 2006	March 31, 2006	April 14, 2006
$0.0750	June 30, 2006	June 30, 2006	July 14, 2006
$0.0750	September 30, 2006	September 29, 2006	October 13, 2006
$0.0750	December 31, 2006	December 29, 2006	January 12, 2007

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 4 — Common Stock and Other Equity Related Transactions (continued)
     In connection with the $501 million borrowing and subsequent special distribution, on February 27, 2004, the Company contributed all of its assets to MHC Trust, a newly formed Maryland real estate investment trust, including the Company’s entire partnership interest in the Operating Partnership. The Company determined that a taxable transaction in connection with the $8 per share special distribution to stockholders paid on January 16, 2004, would be in the Company’s best interests. This was accomplished by the contribution of the Company’s interest in the Operating Partnership to MHC Trust in exchange for all the common and preferred stock of MHC Trust. Due to the Company’s tax basis in its interest in the Operating Partnership, the Company recognized $180 million of taxable income as a result of its contribution, as opposed to a nontaxable reduction of the Company’s tax basis in its interest in the Operating Partnership. This restructuring resulted in a step-up in the Company’s tax basis in its assets, generating future depreciation deductions, which in turn will reduce the Company’s future distribution requirements. The Company intends to continue to qualify as a REIT under the Code, with its assets consisting of interests in MHC Trust. MHC Trust, in turn, intends to also qualify as a real estate investment trust under the Code and will be the general partner of the Operating Partnership. On May 1, 2004, in connection with the restructuring, MHC Trust sold cumulative preferred stock to a limited number of unaffiliated investors.
     The Company adopted, effective July 1, 1997, the 1997 Non-Qualified Employee Stock Purchase Plan (“ESPP”). Pursuant to the ESPP, certain employees and directors of the Company may each annually acquire up to $250,000 of common stock of the Company. The aggregate number of shares of common stock available under the ESPP shall not exceed 1,000,000, subject to adjustment by the Company’s Board of Directors. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period; and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2006 and 2005 were 22,620 and 37,122, respectively.
Note 5 – Investment in Real Estate
     Investment in Real Estate is comprised of (amounts in thousands):

Properties Held for Long Term	December 31, 2006	December 31, 2005
Investment in real estate:
Land	$525,969	$485,482
Land improvements	1,642,234	1,491,961
Buildings and other depreciable property	140,042	134,182

	2,308,245	2,111,625
Accumulated depreciation	(426,215)	(365,531)

Net investment in real estate	$1,882,030	$1,746,094

Properties Held for Sale	December 31, 2006	December 31, 2005
Investment in real estate:
Land	$5,333	$7,731
Land improvements	22,730	31,603
Buildings and other depreciable property	1,152	1,608

	29,215	40,942
Accumulated depreciation	(9,594)	(12,794)

Net investment in real estate	$19,621	$28,148

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

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 5 – Investment in Real Estate (continued)
     All acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be made within one year following the acquisitions. We acquired all of these Properties from unaffiliated third parties. During the three years ended December 31, 2006, the Company acquired the following Properties (amounts in millions, except site information):
     1) During the year ended December 31, 2006, we acquired the following Properties:

				Real		Net
Closing Date	Property	Location	Total Sites	Estate	Debt	Equity
March 22, 2006	Mezzanine Portfolio (a)	Various (11 Properties)	5,057	$105.0	$73.0	$0.0
April 14, 2006	Thousand Trails Portfolio (b)	Various (2 Properties)	624	10.0	—	10.0
April 25, 2006	Mid-Atlantic Portfolio (c)	Various (7 Properties)	1,594	14.3	—	5.0
June 13, 2006	Tranquil Timbers (d)	Door County, WI	270	2.8	—	2.8
December, 2006	Diversified Portfolio (e)	Various (4 Properties)	1,660	20.5	12.8	7.7
December 15, 2006	Outdoor World Portfolio (f)	Various (15 Properties)	3,962	10.1	—	10.1

(a)	Purchased remaining interest in the Mezzanine Portfolio in which we had initially invested approximately $30.0 million to acquire preferred equity interests during the first quarter of 2004. The purchase price of $105.0 million included our existing investment of $32.2 million and our general partner investment of $1.4 million. Net working capital acquired included $3.2 million of rents received in advance and $0.4 million in other net payables. In connection with this acquisition we purchased $1.9 million of inventory. The acquisition was funded by new debt financing of $47.1 million and assumed debt of approximately $25.9 million.

(b)	The purchase price includes certain personal property acquired from Privileged Access located throughout the Thousand Trails Portfolio. The Company leased back these Properties to Privileged Access as part of the Thousand Trails Lease (see Note 2(i) – Income from Other Investments, net).

(c)	The portfolio was acquired in exchange for $5.0 million in cash, and two Properties previously held for sale, located in Indiana. The Company provided short-term seller financing of $3.4 million at the time of closing which was repaid in full on August 21, 2006. Net working capital acquired included $0.6 million of rents received in advance. The Company leased all 1,594 sites in the portfolio to Privileged Access for a one-year term expiring April 2007 at an annual rent of $735,000.

(d)	Net working capital acquired included approximately $0.2 million of rents received in advance.

(e)	Purchased remaining 75% interest in four Diversified joint venture Properties in which we had an existing 25% joint venture ownership interest of $0.6 million. Net working capital acquired included $1.2 million of rents received in advance and $0.6 million of escrow deposits. A portion of the purchase price was funded by assumed debt of approximately $12.8 million.

(f)	The Company leased all 3,962 sites in the portfolio to Privileged Access for an annual lease payment of approximately $1 million.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 5 – Investment in Real Estate (continued)
     2) During the year ended December 31, 2005, we acquired the following Properties:

				Real		Net
Closing Date	Property	Location	Total Sites	Estate	Debt	Equity
June 20, 2005	San Francisco RV	Pacifica, CA	182	$6.6	$—	$6.6
August 12, 2005	Morgan Portfolio	Various (5 Properties)	2,929	69.1	53.5	15.6
September 15, 2005	Lake George Escape	Lake George, NY	576	14.2	—	14.2
     The combined real estate investment in these Properties was approximately $89.9 million and was funded with money drawn from our lines of credit and debt assumed of $53.5 million. We also assumed approximately $5.4 million in escrow deposits and $4.0 million of rents received in advance as a result of these acquisitions.
     3) During the year ended December 31, 2004, we acquired the following Properties:

				Real		Net
Closing Date	Property	Location	Total Sites	Estate	Debt	Equity
January 15, 2004	O’Connell’s	Amboy, IL	668	$6.6	$5.0	$1.6
January 30, 2004	Spring Gulch	New Holland, PA	420	6.4	4.8	1.6
February 3, 2004	Paradise	Sun City, AZ	950	25.7	20.0	5.7
February 18, 2004	Twin Lakes	Chocowinity, NC	400	5.2	3.8	1.4
February 19, 2004	Lakeside	New Carlisle, IN	95	1.7	—	1.7
February 5, 2004	Diversified Portfolio	Various (10 Properties)	2,567	64.0	41.6	20.9
February 17, 2004	NHC Portfolio (a)	Various (28 Properties)	11,311	235.0	159.0	69.0
May 3, 2004	Viewpoint	Mesa, AZ	1,928	81.3	44.0	37.3
May 12, 2004	Cactus Gardens	Yuma, AZ	430	7.9	4.9	3.0
May 13, 2004	Monte Vista	Mesa, AZ	832	45.8	23.0	22.8
May 14, 2004	GE Portfolio	Various (5 Properties)	1,155	52.9	37.7	15.2
September 8, 2004	Yukon Trails	Lyndon Station, WI	214	2.2	—	2.2
November 4, 2004	Caledonia	Caledonia, WI	247	1.5	—	1.5
November 10, 2004	Thousand Trails Portfolio (b)	Various (57 Properties)	17,911	161.8	120.0	42.2
December 30, 2004	Fremont	Fremont, WI	325	5.7	4.3	1.4

(a)	On February 17, 2004, the Company acquired 93% of PAMI entities’ interests in 28 Properties. On July 1, 2004, the Company acquired the remaining minority interest of the PAMI entities for a combination of $1.0 million in cash and common OP Units. On December 20, 2004, the Company redeemed the common OP Units for $4.5 million.

(b)	The Company currently leases the Thousand Trails Portfolio to Privileged Access (see Note 2(i)).
     In connection with the 2004 acquisitions and not reflected in the table above, the Company acquired inventory of approximately $1.2 million, other assets of $4.9 million, rents received in advance of approximately $13.6 million and other liabilities of approximately $5.8 million. The Company also issued common OP Units for value of approximately $32.2 million.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 5 – Investment in Real Estate (continued)
     We actively seek to acquire additional Properties and currently are engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages which may include contracts outstanding to acquire certain Properties which are subject to satisfactory completion of our due diligence review.
     As of December 31, 2006, the Company has five Properties designated as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. As such, the results from operations of these Properties and three sold Properties have been classified as income from discontinued operations. On November 10, 2005, one Property, Five Seasons in Cedar Rapids, Iowa, was sold. On April 25, 2006 the Company sold Forest Oaks and Windsong, located in Indiana. These properties were sold as part of an exchange for the Mid-Atlantic Portfolio (see note 1(c) above). As of December 31, 2006, the remaining five Properties held for disposition were in various stages of negotiations and the Company expects to sell these Properties for proceeds greater than their net book value. Del Rey in Albuquerque, New Mexico, was under contract to be sold for $16.5 million to a single-family home builder. The contract terminated on July 13, 2006, and the Company retained a $1 million non-refundable deposit which has been classified as Income from other investments, net in the Consolidated Statements of Operations. On January 10, 2007, we sold Lazy Lakes, a 100 site resort Property in the Florida Keys for proceeds of $8 million and a gain on sale of approximately $5 million. The Properties classified as held for disposition as of December 31, 2006 are listed in the table below.

Property	Location	Sites
Casa Village	Billings, MT	490
Creekside	Wyoming, MI	165
Del Rey	Albuquerque, NM	407
Holiday Village	Sioux City, IA	519
Lazy Lakes	Sugar Loaf Key, FL	100
     The following table summarizes the combined results of operations of Properties held for sale or sold during the years ended December 31, 2006, 2005 and 2004 (amounts in thousands):

	2006	2005	2004
Rental income	$3,920	$6,328	$7,180
Utility and other income	341	593	672

Property operating revenues	4,261	6,921	7,852

Property operating expenses	2,696	3,905	4,239

Income from property operations	1,565	3,016	3,613

Income (loss) from home sales operations and other	15	(19)	(52)
Interest and amortization	(1,060)	(1,070)	(811)
Depreciation	(84)	(410)	(1,427)

Total other expenses	(1,144)	(1,480)	(2,238)

(Loss) gain on sale	(192)	2,279	636
Minority interest	(51)	(790)	(371)

Net income	$193	$3,006	$1,588

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 5 — Investment in Real Estate (continued)
     During the three years ended December 31, 2006 the Company disposed of the following Properties. The operating results have been reflected in discontinued operations.
1)	During the year ended December 31, 2006, we exchanged two Properties located in Indiana as part of the Mid-Atlantic Portfolio acquisition. A loss on sale of approximately $0.2 million was recorded during the second quarter of 2006.

2)	During the year ended December 31, 2005, we sold one Property located in Cedar Rapids, Iowa for a selling price of $6.7 million. Net proceeds of $6.3 million were used to repay amounts on our lines of credit. A gain on sale of approximately $2.3 million was recorded during the fourth quarter of 2005.

3)	During the year ended December 31, 2004, we sold one Property located in Lake Placid, Florida for a selling price of $3.4 million, with net proceeds of $0.8 million received in July 2004. No gain or loss on disposition was recognized in the period. In addition, we sold approximately 1.4 acres of land in Montana for a gain and net proceeds of $0.6 million.
Note 6 — Investment in Joint Ventures
     During the year ended December 31, 2006, the Company invested approximately $1.1 million in five joint ventures owning five Properties located in Florida, Massachusetts, Maine and two in Virginia. The Company also invested approximately $1.6 million in developing one of the Bar Harbor joint venture Properties, which resulted in an increase of the Company’s ownership interest per the joint venture agreement.
     During the year ended December 31, 2006, the Company received approximately $5.1 million in distributions from our joint ventures. $3.5 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $1.6 million were classified as a return of capital and were included in investing activities. The return of capital distributions related to our sale of the Property owned by Indian Wells joint venture and the sale of our interest in the Blazing Star joint venture.
     During the year ended December 31, 2005, the Company invested approximately $7.0 million for a 50% preferred joint venture interest in three Properties located near Bar Harbor, Maine. The Company also invested approximately $0.6 million for a 40% interest in a Texas Property owned by a joint venture controlled by Diversified Investments, Inc (“Diversified”).
     During the year ended December 31, 2005, the Company received approximately $11.3 million in distributions from our joint ventures. $5.8 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $5.5 million were classified as a return of capital, were included in investing activities. The return of capital distributions related to refinancings at three of our joint venture Properties.
     During the year ended December 31, 2004, the Company invested approximately $29.7 million in preferred equity interests in six entities controlled by Diversified (the “Mezzanine Investment”). These entities owned in the aggregate 11 Properties, containing 5,057 sites. Approximately $11.7 million of the Mezzanine Investment accrued at a per annum average rate of 10%, with a minimum pay rate of 6.5% per annum, and approximately $17.9 million of the Mezzanine Investment accrued at a per annum average rate of 11%, with a minimum pay rate of 7% per annum. As discussed in Note 5, on March 22, 2006, we acquired the remaining interest in these Properties.
     During the year ended December 31, 2004, the Company invested approximately $4.1 million in 11 joint ventures controlled by Diversified. The terms of these purchases included terms to purchase these Properties on various dates. As previously discussed in Note 5, during the fourth quarter of 2006 we acquired four of these Properties. An additional Property was purchased in January 2007.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 6 — Investment in Joint Ventures (continued)
     The following table summarizes the Company’s investment in unconsolidated joint ventures (with the number of Properties shown parenthetically for the years ended December 31, 2006 and 2005, respectively):

		Number	Economic		Investment as	Investment as
Property	Location	of Sites	Interest (a)		of Dec. 31, 2006	of Dec. 31, 2005
					(in thousands)	(in thousands)
Meadows Investments	Various (2,2)	1,027	50%		$660	$280
Lakeshore Investments	Florida (2,2)	342	90%		65	32
Voyager	Tucson, AZ (1,1)	1,682	25%		3,096	3,115
Mezzanine Investments	Various (0,11)	—	—	(b)	—	32,380
Indian Wells	Indio, CA (0,1)	—	30%		—	248
Diversified Investments	Various (7,12)	2,783	25	%(c)	1,133	3,258
Maine Portfolio	Maine (3,3)	495	55%		8,620	6,898
Morgan Portfolio	Various (5,0)	1,134	25%		1,144	—

		7,463			$14,718	$46,211

(a)	The percentages shown approximate the Company’s economic interest. The Company’s legal ownership interest may differ.

(b)	The Company purchased the remaining interest in the Mezzanine Investments on March 22, 2006 (see Note 5 – Investment in Real Estate).

(c)	The Company purchased the remaining interest in four Diversified Investments in December 2006 (see Note 5 – Investment in Real Estate).
Unconsolidated Real Estate Joint Venture Financial Information
     The following tables represent combined summarized financial information of the unconsolidated real estate joint ventures (dollars in thousands), and reflect the acquisition and disposition activity as discussed above.
Balance Sheets

	As of December 31,
	2006	2005
Assets
Real estate, net	$101,180	$194,788
Other assets	9,063	23,378

Total Assets	$110,243	$218,166

Liabilities
Mortgage debt & other loans	$90,724	$171,285
Other liabilities	10,108	15,169
Partners’ equity	9,411	31,712

Total Liabilities and Equity	$110,243	$218,166

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 6 — Investment in Joint Ventures (continued)
Statements of Operations

	For the Years Ended
	December 31,
	2006	2005
Revenues
Rentals	$23,827	$34,345
Other income	6,121	7,142

Total Revenues	29,948	41,487

Expenses
Operating expenses	15,536	19,067
Interest	6,054	9,315
Other (income) expense (a)	(6,895)	3,016
Depreciation & amortization	7,485	11,305

Total Expenses	22,180	42,703

Net income (loss)	$7,768	$(1,216)

(a)	Includes net gain on sale of properties owned by joint ventures as discussed above.
Note 7 — Notes Receivable
     As of December 31, 2006 and December 31, 2005, the Company had approximately $22.0 million and $11.6 million in notes receivable, respectively. The Company has approximately $9.4 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.9%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of $110,000 and $81,000 as of December 31, 2006 and December 31, 2005, respectively.
     On April 14, 2006, the Company loaned Privileged Access $12.25 million in order to facilitate the Privileged Access acquisition of Thousand Trails. This loan is secured by the contract receivables owned by Privileged Access. The note receivable bears interest at a per annum rate of prime plus 1.5% and matures on April 13, 2007.
     On April 25, 2006, the Company provided short-term seller financing in the form of a note receivable of $3.4 million relating to the acquisition of the Mid-Atlantic Portfolio (see Note 5 – Investment in Real Estate). On August 21, 2006, the notes were repaid in full.
     On November 15, 2005, the Company entered into an agreement to loan Privileged Access up to $0.5 million. As of December 31, 2005, approximately $0.3 million had been borrowed by Privileged Access. This loan was repaid in full in April 2006.
     As of December 31, 2006 and December 31, 2005, the Company has approximately $0.4 million in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of common OP Units and partnership interests in certain joint ventures.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 8 — Long-Term Borrowings
Financing, Refinancing and Early Debt Retirement
     On March 22, 2006, the Company assumed $25.9 million in mortgage debt on four of the eleven Properties related to the acquisition of the Mezzanine Portfolio (see Note 5 – Investment in Real Estate). During the second and third quarters of 2006, this mortgage debt was defeased. Net proceeds of approximately $10.4 million were used to pay down the lines of credit. The four mortgages bear interest at weighted average interest rates ranging from 5.69% to 6.143% per annum and mature in 2016. In addition, we financed $47.1 million of mortgage debt to acquire the remaining seven Properties in the Mezzanine Portfolio. The seven mortgages bear interest at weighted average rates ranging from 5.70% to 5.72% per annum, and mature in April 2016. The Company used the proceeds to pay down its lines of credit.
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
     In addition, the Company renewed its unsecured debt in 2006. The $100 million Term Loan and $110 million in lines of credit were replaced with $225 million in lines of credit with a four-year maturity and a one-year extension option, bearing interest at LIBOR plus 1.20% with 0.15% facility fee. Throughout 2006, the interest rate, including a facility fee, on $100 million of the outstanding balance on the new lines of credit was fixed at 6.18% per annum. In December 2006, the Company fixed $75 million of its outstanding lines of credit for one year at 6.38%. The $50 million line of credit was renewed and bears interest at LIBOR plus 1.20% per annum with a 0.20% per annum facility fee and matures on June 29, 2010.
     During the third quarter of 2005, the Company refinanced two mortgage loans for proceeds of $34 million at an interest rate of 4.95% per annum. Net proceeds were used to pay down approximately $20 million in other secured financing maturing in 2006 and to pay $934,000 in early debt retirement costs offset by related debt premium balance write-offs.
     During the fourth quarter of 2005, the Company refinanced approximately $293 million of secured debt maturing in 2007 with an effective interest rate of 6.8% per annum. This refinanced debt was secured by two cross-collateralized loan pools consisting of 35 Properties. The transaction generated approximately $337 million in proceeds from loans secured by individual mortgages on 20 Properties. The blended interest rate on the refinancing was approximately 5.3% per annum, and the loans mature in 2015. The Company incurred approximately $20.0 million of early debt retirement cost from the refinancing that were paid with proceeds from the refinancing. The remaining excess proceeds were used to repay outstanding amounts on our lines of credit.
Secured Debt
     As of December 31, 2006 and December 31, 2005, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $1,569 million and $1,485 million, respectively, and approximately $17 million of mortgage indebtedness as of December 31, 2006 and December 31, 2005 on Properties held for sale. The weighted average interest rate on this mortgage indebtedness for the years ended December 31, 2006 and 2005, respectively, was approximately 6.1% and 6.25% per annum. The debt bears interest at rates of 4.96% to 9.25% per annum and matures on various dates ranging from 2007 to 2016, with one additional loan maturing in 2027. Included in our debt balance are three capital leases with an imputed interest rate of 11.6% per annum. The debt encumbered a total of 164 and 150 of the Company’s Properties as of December 31, 2006 and December 31, 2005, respectively, and the carrying value of such Properties was approximately $1,746 million and $1,603 million, respectively, as of such dates.
Unsecured Loans
     As discussed above, the Company replaced its $110 million line of credit and its $100 million Term Loan with a $225 million line of credit with a group of banks. The Company also renewed its $50 million line of credit, totaling $275 million in lines of

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 8 — Long-Term Borrowings (continued)
credit. As of December 31, 2006, the Company had $143.8 million available to be drawn on its lines of credit. The weighted average interest rate for the year ended December 31, 2006 was 6.25%.
Other Loans
     During 2006, the Company borrowed $3.6 million to finance its insurance premium payments. As of December 31, 2006, $0.3 million remained outstanding. This loan is due in January 2007 and bears interest at 5.30% per annum.
     Aggregate payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Amount
2007	$38,228
2008	202,434
2009	85,925
2010	359,572
2011	65,136
Thereafter	960,524
Net unamortized premiums	5,393

Total	$1,717,212

Note 9 — Lease Agreements
     The leases entered into between the customer and the Company for the rental of a site are generally month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Non-cancelable long-term leases are in effect at certain sites within approximately 27 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. Future minimum rents are scheduled to be received under non-cancelable tenant leases at December 31, 2006 as follows (amounts in thousands):

Year	Amount
2007	$54,006
2008	55,566
2009	42,423
2010	35,659
2011	28,301
Thereafter	32,645

Total	$248,600

Note 10 — Ground Leases
     The Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2032, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the years ended December 31, 2006, 2005 and 2004, ground lease rent was approximately $1.6 million. Minimum future rental payments under the ground leases are approximately $1.6 million for each of the next five years and approximately $20.7 million thereafter.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 11 — Transactions with Related Parties
     The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, the Company’s Chairman of the Board. Fees paid to this entity amounted to approximately $585,000, $465,000 and $412,000 for the years December 31, 2006, 2005 and 2004, respectively. The Company had no amounts due to this entity as of December 31, 2006 and 2005, respectively. In 2006 the Company increased its corporate office space leased from the affiliated company.
     Related party agreements or fee arrangements are generally for a term of one year and approved by independent members of the Company’s Board of Directors.
     Mr. Heneghan is a member of the board of Thousand Trails’ parent entity, pursuant to the Company’s rights under its lease with Thousand Trails, to represent the Company’s interests. Mr. Heneghan does not receive compensation in his capacity as a member of such board.
Note 12 — Stock Option Plan and Stock Grants
The Company’s Stock Option and Stock Award Plan (the “Plan”) was adopted in December 1992 and amended and restated from time to time, most recently effective March 23, 2001. Pursuant to the Plan, officers, directors, employees and consultants of the Company are offered the opportunity (i) to acquire shares of common stock through the grant of stock options (“Options”), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Internal Revenue Code; and (ii) to be awarded shares of common stock (“Restricted Stock Grants”), subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of the Company’s Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 2006 to officers, employees and consultants, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. Stock Options are awarded at the New York Stock Exchange closing price of the Company’s common stock on the grant date. A maximum of 6,000,000 shares of common stock are available for grant under the Plan and no more than 250,000 shares may be subject to grants to any one individual in any calendar year.
     Grants under the Plan are made by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award. In addition, the terms of two specific types of awards are contemplated under the Plan:
•	The first type of award is a grant of Options or Restricted Stock Grants of common stock made to each member of the Board at the meeting held immediately after each annual meeting of the Company’s stockholders. Generally, if the director elects to receive Options, the grant will cover 10,000 shares of common stock at an exercise price equal to the fair market value on the date of grant. If the director elects to receive a Restricted Stock Grant of common stock, he or she will receive an award of 2,000 shares of common stock. Exercisability or vesting with respect to either type of award will be one-third of the award after six months, two-thirds of the award after one year, and the full award after two years.

•	The second type of award is a grant of common stock in lieu of 50% of their bonus otherwise payable to individuals with a title of Vice President or above. A recipient can request that the Compensation Committee pay a greater or lesser portion of the bonus in shares of common stock.
     The Company adopted SFAS 123(R) on July 1, 2005, which replaced SFAS 123. Since the Company had chosen to use the modified-prospective method for recognizing stock-based compensation and uses the Black-Scholes-Merton Model for valuing the options the result of the adoption had no material impact of the Company’s results of operations or financial position.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 12 — Stock Option Plan and Stock Grants (continued)
Restricted Stock Grants
     In 2006, the Company awarded Restricted Stock Grants for 147,500 shares of common stock to certain members of senior management of the Company. These Restricted Stock Grants vest over three years. The fair market value of these Restricted Stock Grants was approximately $8.1 million as of the date of grant and is recorded as compensation expense and paid in capital over the three year vesting period.
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
     In 2006 and 2005, the Company awarded Restricted Stock Grants for 23,000 and 22,500 shares of common stock, respectively, to directors with a fair market value of approximately $1,050,000 and $812,000 in 2006 and 2005, respectively.
     The Company recognized compensation expense of approximately $2.8 million related to Restricted Stock Grants in 2006 and 2005.
Stock Options
     The fair value of each grant is estimated on the grant date using the Black-Scholes-Merton model. The following table includes the assumptions that were made and the estimated fair values:

Assumption	2006	2005	2004
Dividend yield	6.0%	6.0%	5.9%
Risk-free interest rate	4.6%	4.2%	4.7%
Expected life	4 years	4 years	10 years
Expected volatility	15.4%	16.0%	16.0%

Estimated Fair Value of Options Granted	$525,936	$354,757	$57,000
     In January 2004, approximately 1.2 million options were repriced in connection with the special dividend paid on January 16, 2004 (see Note 4). A summary of the Company’s stock option activity, and related information for the years ended December 31, 2006, 2005 and 2004 follows:

		Weighted
	Shares Subject	Average Exercise
	to Options	Price Per Share
Balance at January 1, 2004	1,223,934	$24.95
Options granted	1,212,367	17.28
Options exercised	(195,737)	15.47
Options canceled	(1,194,568)	25.04

Balance at December 31, 2004	1,045,996	17.74
Options granted	130,000	35.10
Options exercised	(187,755)	41.84
Options canceled	(4,450)	17.37

Balance at December 31, 2005	983,791	20.62
Options granted	140,000	46.66
Options exercised	(155,031)	45.72
Options canceled	(167)	17.50

Balance at December 31, 2006	968,593

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 12 — Stock Option Plan and Stock Grants (continued)
     The following table summarizes information regarding Options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Outstanding	Average		Outstanding	Average
Range of		Contractual	Exercise		Contractual	Exercise
Exercise Prices	Options	Life (in years)	Price	Options	Life (in years)	Price
$10.63 to $14.00	20,000	0.4	$13.38	20,000	0.4	$13.38
$15.69 to $18.99	515,541	2.4	$17.22	515,541	2.4	$17.22
$22.65 to $47.97	433,052	7.4	$34.47	296,381	7.1	$30.54

	968,593	4.6	$24.85	831,922	4.1	$21.87

     As of December 31, 2006, 2005 and 2004, 1,465,642 shares, 1,775,975 shares and 1,924,025 shares remained available for grant, respectively; of these 668,525 shares, 839,025 shares and 861,525 shares, respectively, remained available for Restricted Stock Grants.
Note 13 — Preferred Stock
     The Company’s Board of Directors is authorized under the Company’s charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $.01 par value preferred stock (the “Preferred Stock”), with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company’s common stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of The New York Stock Exchange. As of December 31, 2006 and 2005, no Preferred Stock was issued by the Company.
Note 14 — Savings Plan
     The Company has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the “401(k) Plan”), to cover its employees and those of its Subsidiaries, if any. The 401(k) Plan permits eligible employees of the Company and those of any Subsidiary to defer up to 25% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. In addition, the Company will match dollar-for-dollar the participant’s contribution up to 4% of the participant’s eligible compensation.
     In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant’s vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company’s contribution to the 401(k) Plan was $407,656, $355,138, and $545,271, for the years ended December 31, 2006, 2005, and 2004, respectively.
     As a result of the changes in the law relating to deferred compensation plans, in 2005 the Company terminated its Supplemental Retirement Savings Plan (“the SERP”). Termination of the SERP resulted in a taxable distribution to the participants, who received all of the assets that were held in their SERP account, net of applicable withholding taxes. These assets included approximately 900,000 shares of ELS common stock in the aggregate, including approximately 825,000 shares of ELS common stock held in the SERP accounts of ELS’ executive officers and directors. All of the shares of ELS common stock held in SERP accounts that were distributed are freely tradable without restriction or further registration under the federal securities laws, except for shares held in the SERP accounts of executive officers and directors, which are subject to the manner and volume of sale requirements of Rule 144 under the Securities Act. Termination of the SERP had no effect on results of operations and no material impact on the Company’s balance sheet. Certain executive officers of the Company may from time to time adopt non-discretionary, written trading plans that comply with Commission Rule 10b5-1, or otherwise monetize their equity-based compensation. Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 15 — Commitments and Contingencies
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
     The Company has filed two lawsuits in federal court against the City of San Rafael, challenging its rent control ordinance on constitutional grounds. The Company believes that one of those lawsuits was settled by the City agreeing to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court initially found the settlement agreement was binding on the City, but then reconsidered and determined to submit the claim of breach of the settlement agreement to a jury. In October 2002, the first case against the City went to trial, based on both breach of the settlement agreement and the constitutional claims. A jury found no breach of the settlement agreement; the Company then filed motions asking the Court to rule in its favor on that claim, notwithstanding the jury verdict. The Court postponed decision on those motions and on the constitutional claims, pending a ruling on some property rights issues by the United States Supreme Court. The Company also had pending a claim seeking a declaration that the Company could close the Property and convert it to another use which claim was not tried in 2002. The United States Supreme Court issued the property rights rulings in 2005 and subsequently on January 27, 2006, the Court hearing the San Rafael cases issued a ruling that granted the Company’s motion for leave to amend to assert alternative takings theories in light of the United States Supreme Court’s decisions. The Court’s ruling also denied the Company’s post trial motions related to the settlement agreement and dismissed the park closure claim without prejudice to the Company’s ability to reassert such claim in the future. As a result, the Company has filed a new complaint challenging the City’s ordinance as violating the takings clause and substantive due process. The City of San Rafael filed a motion to dismiss the amended complaint. On December 5, 2006, the Court denied portions of the City’s motion to dismiss that had sought to eliminate certain of the Company’s taking claims and substantive due process claims. Further, the Court set a trial date in this matter for June 2007 on the taking claims and substantive due process claims.
     The Company’s efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin (“CMHOA”), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believed had

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 15 — Commitments and Contingencies (continued)
been agreed to by the CMHOA in a settlement agreement. The CMHOA continued to seek damages from the Company in this matter. The Company reached a settlement with the CMHOA in this matter which allows the Company to recover $3.72 of the requested monthly pass-through and does not provide for the payment of any damages to the CMHOA. Both the CMHOA and the Company brought motions to recover their respective attorneys’ fees in the matter, which motions were heard by the Court in January 2007. On January 12, 2007, the Court granted CMHOA’s motion for attorneys’ fees in the amount of $347,000 and denied the Company’s motion for attorneys’ fees. These fees have been fully accrued by the Company as of December 31, 2006. The Company expects to appeal both decisions. The Company believes that such lawsuits will be a consequence of the Company’s efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.
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

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 15 — Commitments and Contingencies (continued)
     As a result of the Company’s efforts to achieve a level of regulatory fairness in California, a commercial lending company, 21st Mortgage Corporation, a Delaware corporation, sued MHC Financing Limited Partnership. Such lawsuit asserts that certain rent increases implemented by the partnership pursuant to the rights afforded to the property owners under the City of San Jose’s rent control ordinance were invalid or unlawful. 21st Mortgage has asserted that it should benefit from the vacancy control provisions of the City’s ordinance as if 21st Mortgage were a “homeowner” and contrary to the ordinance’s provision that rents may be increased without restriction upon termination of the homeowners’ tenancy. In each of the disputed cases, the partnership had terminated the tenancy of the homeowner (21st Mortgage’s borrower) through the legal process. The Court, in granting 21st Mortgage’s motion for summary judgment, has indicated that 21st Mortgage may be a “homeowner” within the meaning of the ordinance. The Company has filed a motion for reconsideration of the ruling in light of the fact that 21st Mortgage has never applied for tenancy, entered into a rental agreement or been accepted as a homeowner in the communities. Moreover, California Civil Code Section 798.21 specifically exempts non-principal residents from the benefits of rent control. The Company intends to continue vigorously defending this matter.
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
Note 15 — Commitments and Contingencies (continued)
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
Colony Park
     On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County, alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the lawsuit.
     California’s Department of Housing and Community Development (“HCD”) issued a Notice of Violation dated August 21, 2006 regarding the sewer system at Colony Park. The notice ordered the Company to replace the Property’s sewer system or show justification from a third party explaining why the sewer system does not need to be replaced. The Company has provided such third party report to HCD and believes that the sewer system does not need to be replaced. Based upon information provided by the Company to HCD to date, HCD has indicated that it agrees that the entire system does not need to be replaced.
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

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 16 — Quarterly Financial Data (unaudited)
     The following is unaudited quarterly data for 2006 and 2005 (amounts in thousands, except for per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006	3/31	6/30	9/30	12/31
Total revenues (a)	$111,198	$109,191	$113,091	$105,964
Income from continuing operations (a)	$9,861	$1,247	$3,547	$1,784
Income from discontinued operations (a)	$212	$(28)	$7	$2
Net income available for Common Shares	$10,073	$1,219	$3,554	$1,786

Weighted average Common Shares outstanding – Basic	23,331	23,384	23,474	23,584
Weighted average Common Shares outstanding – Diluted	30,180	30,205	30,239	30,333

Net income per Common Share outstanding – Basic	$0.43	$0.05	$0.15	$0.08
Net income per Common Share outstanding – Diluted	$0.42	$0.05	$0.15	$0.07

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005	3/31	6/30	9/30	12/31
Total revenues (a)	$103,311	$101,672	$101,811	$106,706
Income from continuing operations (a)	$8,382	$2,063	$828	$(16,612)
Income from discontinued operations (a)	$328	$424	$262	$1,992
Net income (loss) available for Common Shares	$8,710	$2,487	$1,090	$(14,620)

Weighted average Common Shares outstanding – Basic	22,974	23,042	23,097	23,208
Weighted average Common Shares outstanding – Diluted	29,878	29,974	30,149	29,450

Net income (loss) per Common Share outstanding – Basic	$0.38	$0.11	$0.04	$(0.63)
Net income (loss) per Common Share outstanding – Diluted	$0.37	$0.11	$0.04	$(0.63)

(a)	Amounts may differ from previously disclosed amounts due to reclassification of discontinued operations.

Schedule II
Equity LifeStyle Properties, Inc.
Valuation and Qualifying Accounts
December 31, 2006

		Additions
	Balance at		Charged to		Balance at
	Beginning	Charged to	Other		End of
	of Period	Income	Accounts	Deductions(1)	Period
For the year ended December 31, 2004:
Allowance for doubtful accounts	$827,000	$1,182,000	($145,000)	($834,000)	$1,030,000
For the year ended December 31, 2005:
Allowance for doubtful accounts	$1,030,000	$1,029,000	($38,000)	($842,000)	$1,179,000
For the year ended December 31, 2006:
Allowance for doubtful accounts	$1,179,000	$968,000	($38,000)	($1,224,000)	$885,000

(1)	Deductions represent tenant receivables deemed uncollectible.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2006
(amounts in thousands)

						Costs Capitalized
						Subsequent to			Gross Amount Carried
				Initial Cost to		Acquisition			at Close of
				Company		(Improvements)			Period 12/31/06
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Properties Held for Long Term
Hidden Cove	Arley	AL	—	212	636	—	—	212	636	848	(14)	2006
Apollo Village	Phoenix	AZ	4,413	932	3,219	—	721	932	3,940	4,872	(1,577)	1994
Araby	Yuma	AZ	3,123	1,440	4,345	—	77	1,440	4,422	5,862	(455)	2003
Cactus Gardens	Yuma	AZ	4,715	1,992	5,984	—	35	1,992	6,019	8,011	(506)	2004
Capri RV Park	Yuma	AZ	5,000	1,595	4,774	—	—	1,595	4,774	6,369	(118)	2006
Carefree Manor	Phoenix	AZ	3,309	706	3,040	—	409	706	3,449	4,155	(1,043)	1998
Casa del Sol East II	Glendale	AZ	—	2,103	6,283	—	1,335	2,103	7,618	9,721	(1,914)	1996
Casa del Sol East III	Glendale	AZ	—	2,450	7,452	—	599	2,450	8,051	10,501	(2,271)	1998
Casa del Sol West I	Peoria	AZ	10,230	2,215	6,467	—	1,598	2,215	8,065	10,280	(2,084)	1996
Casita Verde	Casa Grande	AZ	2,250	719	2,179	—	—	719	2,179	2,898	(54)	2006
Central Park	Phoenix	AZ	12,600	1,612	3,784	—	1,015	1,612	4,799	6,411	(3,300)	1983
Countryside	Apache Junction	AZ	3,629	2,056	6,241	—	278	2,056	6,519	8,575	(971)	2002
Desert Paradise	Yuma	AZ	1,415	666	2,011	—	41	666	2,052	2,718	(207)	2004
Desert Skies	Phoenix	AZ	5,041	792	3,126	—	503	792	3,629	4,421	(1,052)	1998
Fairview Manor	Tucson	AZ	4,902	1,674	4,708	—	1,257	1,674	5,965	7,639	(1,817)	1998
Fiesta Grande	Casa Grande	AZ	9,500	2,869	8,653	—	—	2,869	8,653	11,522	(216)	2006
Foothill	Yuma	AZ	1,350	459	1,402	—	28	459	1,430	1,889	(153)	2003
Foothills West RV	Casa Grande	AZ	2,325	747	2,261	—	—	747	2,261	3,008	(56)	2006
Golden Sun RV	Apache Junction	AZ	2,862	1,678	5,049	—	115	1,678	5,164	6,842	(767)	2002
Hacienda De Valencia	Mesa	AZ	—	833	2,701	—	3,467	833	6,168	7,001	(3,004)	1984
Monte Vista	Mesa	AZ	25,157	11,402	34,355	—	1,479	11,402	35,834	47,236	(3,114)	2004
Palm Shadows	Glendale	AZ	8,258	1,400	4,218	—	546	1,400	4,764	6,164	(2,166)	1993
Paradise	Sun City	AZ	19,265	6,414	19,263	11	601	6,425	19,864	26,289	(1,938)	2004
Sedona Shadows	Sedona	AZ	2,341	1,096	3,431	—	941	1,096	4,372	5,468	(1,282)	1997
Seyenna Vistas	Mesa	AZ	8,571	1,354	4,660	6	1,398	1,360	6,058	7,418	(2,332)	1994
Suni Sands	Yuma	AZ	3,090	1,249	3,759	—	26	1,249	3,785	5,034	(374)	2004
Sunrise Heights	Phoenix	AZ	5,566	1,000	3,016	—	1,021	1,000	4,037	5,037	(1,491)	1994
The Highlands at Brentwood	Mesa	AZ	10,900	1,997	6,024	—	1,343	1,997	7,367	9,364	(3,098)	1993
The Meadows	Tempe	AZ	—	2,613	7,887	—	2,225	2,613	10,112	12,725	(3,860)	1994
Venture In	Show Low	AZ	6,685	2,050	6,188	—	—	2,050	6,188	8,238	(155)	2006
Viewpoint	Mesa	AZ	45,321	24,890	56,340	15	1,389	24,905	57,729	82,634	(5,175)	2004
Whispering Palms	Phoenix	AZ	3,216	670	2,141	—	239	670	2,380	3,050	(755)	1998

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2006
(amounts in thousands)

						Costs Capitalized
						Subsequent to			Gross Amount Carried
				Initial Cost to		Acquisition			at Close of
				Company		(Improvements)			Period 12/31/06
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

California Hawaiian	San Jose	CA	—	5,825	17,755	—	1,806	5,825	19,561	25,386	(6,238)	1997
Colony Park	Ceres	CA	5,753	890	2,837	—	397	890	3,234	4,124	(1,147)	1998
Concord Cascade	Pacheco	CA	—	985	3,016	—	1,493	985	4,509	5,494	(2,800)	1983
Contempo Marin	San Rafael	CA	—	4,787	16,379	—	2,727	4,787	19,106	23,893	(7,847)	1994
Coralwood	Modesto	CA	6,194	—	5,047	—	302	—	5,349	5,349	(1,750)	1997
Date Palm Country Club	Cathedral City	CA	14,847	4,138	14,064	(23)	3,824	4,115	17,888	22,003	(7,185)	1994
Date Palm RV	Cathedral City	CA	—	—	216	—	235	—	451	451	(169)	1994
DeAnza Santa Cruz	Santa Cruz	CA	6,773	2,103	7,201	—	736	2,103	7,937	10,040	(3,191)	1994
Four Seasons	Fresno	CA	—	756	2,348	—	261	756	2,609	3,365	(863)	1997
Laguna Lake	San Luis Obispo	CA	—	2,845	6,520	—	289	2,845	6,809	9,654	(2,157)	1998
Lamplighter	Spring Valley	CA	—	633	2,201	—	819	633	3,020	3,653	(2,085)	1983
Las Palmas	Rialto	CA	3,708	1,295	3,866	—	140	1,295	4,006	5,301	(356)	2004
Meadowbrook	Santee	CA	—	4,345	12,528	—	1,655	4,345	14,183	18,528	(4,057)	1998
Monte del Lago	Castroville	CA	21,400	3,150	9,469	—	1,775	3,150	11,244	14,394	(3,444)	1997
Nicholson Plaza	San Jose	CA	—	—	4,512	—	123	—	4,635	4,635	(1,443)	1997
Pacific Dunes Ranch	Oceana	CA	5,862	1,940	5,632	—	99	1,940	5,731	7,671	(534)	2004
Parque La Quinta	Rialto	CA	4,972	1,799	5,450	—	(3)	1,799	5,447	7,246	(563)	2004
Quail Meadows	Riverbank	CA	5,214	1,155	3,469	—	320	1,155	3,789	4,944	(1,109)	1998
Rancho Mesa	El Cajon	CA	9,591	2,130	6,389	—	400	2,130	6,789	8,919	(1,921)	1998
Rancho Valley	El Cajon	CA	—	685	1,902	—	884	685	2,786	3,471	(1,852)	1983
Royal Holiday	Hemet	CA	—	778	2,643	—	1,956	778	4,599	5,377	(893)	1998
Royal Oaks	Visalia	CA	—	602	1,921	—	355	602	2,276	2,878	(722)	1997
San Francisco RV	Pacifica	CA	—	1,656	4,973	4	50	1,660	5,023	6,683	(250)	2005
Santiago Estates	Sylmar	CA	16,003	3,562	10,767	—	879	3,562	11,646	15,208	(3,499)	1998
Sea Oaks	Los Osos	CA	—	871	2,703	—	338	871	3,041	3,912	(927)	1997
Sunshadow	San Jose	CA	—	—	5,707	—	149	—	5,856	5,856	(1,870)	1997
Tahoe Valley	Lake Tahoe	CA	—	1,357	4,071	—	49	1,357	4,120	5,477	(401)	2004
Village of the Four Seasons	San Jose	CA	14,932	5,229	15,714	—	103	5,229	15,817	21,046	(1,404)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	5,642	—	23,258	23,258	(7,650)	1997
Bear Creek	Denver	CO	4,875	1,100	3,359	—	319	1,100	3,678	4,778	(1,091)	1998
Cimarron	Broomfield	CO	16,000	863	2,790	—	668	863	3,458	4,321	(2,486)	1983
Golden Terrace	Golden	CO	14,400	826	2,415	—	970	826	3,385	4,211	(2,099)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	661	750	2,926	3,676	(931)	1997

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2006
(amounts in thousands)

						Costs Capitalized
						Subsequent to			Gross Amount Carried
				Initial Cost to		Acquisition			at Close of
				Company		(Improvements)			Period 12/31/06
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Golden Terrace West	Golden	CO	16,800	1,694	5,065	—	1,054	1,694	6,119	7,813	(3,829)	1986
Hillcrest Village	Aurora	CO	27,200	1,912	5,202	289	2,527	2,201	7,729	9,930	(5,455)	1983
Holiday Hills	Denver	CO	37,600	2,159	7,780	—	4,131	2,159	11,911	14,070	(8,140)	1983
Holiday Village	Co. Springs	CO	11,600	567	1,759	—	955	567	2,714	3,281	(1,821)	1983
Pueblo Grande	Pueblo	CO	7,800	241	1,069	—	499	241	1,568	1,809	(1,093)	1983
Woodland Hills	Thornton	CO	8,014	1,928	4,408	—	2,512	1,928	6,920	8,848	(3,013)	1994
Aspen Meadows	Rehoboth	DE	5,615	1,148	3,460	—	399	1,148	3,859	5,007	(1,173)	1998
Camelot Meadows	Rehoboth	DE	7,093	527	2,058	1,251	3,944	1,778	6,002	7,780	(1,725)	1998
Mariners Cove	Millsboro	DE	16,437	990	2,971	—	4,851	990	7,822	8,812	(3,451)	1987
McNicol	Rehoboth	DE	2,708	563	1,710	—	81	563	1,791	2,354	(531)	1998
Sweetbriar	Rehoboth	DE	3,037	498	1,527	—	355	498	1,882	2,380	(635)	1998
Waterford	Bear	DE	30,925	5,250	16,202	—	866	5,250	17,068	22,318	(3,775)	1996
Whispering Pines	Lewes	DE	9,861	1,536	4,609	—	1,072	1,536	5,681	7,217	(3,253)	1998
Barrington Hills	Hudson	FL	—	1,145	3,437	—	240	1,145	3,677	4,822	(327)	2004
Bay Indies	Venice	FL	41,770	10,483	31,559	10	4,346	10,493	35,905	46,398	(14,603)	1994
Bay Lake Estates	Nokomis	FL	3,655	990	3,390	—	1,123	990	4,513	5,503	(1,794)	1994
Breezy Hill RV	Pompano Beach	FL	9,625	5,510	16,555	—	470	5,510	17,025	22,535	(2,429)	2002
Buccaneer	N. Ft. Myers	FL	13,530	4,207	14,410	—	1,935	4,207	16,345	20,552	(6,476)	1994
Bulow Village RV	Flagler Beach	FL	—	—	228	—	111	—	339	339	(94)	2001
Bulow Plantation	Flagler Beach	FL	9,971	3,637	949	—	5,793	3,637	6,742	10,379	(1,876)	1994
Carefree Cove	Fort Lauderdale	FL	4,653	1,741	5,170	—	242	1,741	5,412	7,153	(477)	2004
Carriage Cove	Daytona Beach	FL	7,836	2,914	8,682	—	922	2,914	9,604	12,518	(2,968)	1998
Clerbrook	Clermont	FL	11,250	3,883	11,700	—	—	3,883	11,700	15,583	(292)	2006
Coachwood	Leesburg	FL	4,129	1,607	4,822	—	104	1,607	4,926	6,533	(476)	2004
Coquina Crossing	Elkton	FL	—	5,286	5,545	(12)	15,897	5,274	21,442	26,716	(2,779)	1999
Coral Cay	Margate	FL	21,225	5,890	20,211	—	5,968	5,890	26,179	32,069	(9,419)	1994
Country Place	New Port Richey	FL	16,125	663	—	18	7,128	681	7,128	7,809	(3,415)	1986
Countryside	Vero Beach	FL	16,892	3,711	11,133	—	3,389	3,711	14,522	18,233	(4,081)	1998
Crystal Isles	Crystal River	FL	2,758	926	2,787	—	65	926	2,852	3,778	(277)	2004
Down Yonder	Largo	FL	7,466	2,652	7,981	—	140	2,652	8,121	10,773	(1,186)	1998
East Bay Oaks	Largo	FL	11,900	1,240	3,322	—	717	1,240	4,039	5,279	(2,869)	1983
Eldorado Village	Largo	FL	8,190	778	2,341	—	659	778	3,000	3,778	(2,066)	1983
Fort Myers Beach Resort	Fort Myers Beach	FL	4,221	1,493	4,480	—	(91)	1,493	4,389	5,882	(431)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2006
(amounts in thousands)

						Costs Capitalized
						Subsequent to			Gross Amount Carried
				Initial Cost to		Acquisition			at Close of
				Company		(Improvements)			Period 12/31/06
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Glen Ellen	Clearwater	FL	2,296	627	1,882	—	40	627	1,922	2,549	(268)	2002
Grand Island	Grand Island	FL	—	1,723	5,208	125	3,226	1,848	8,434	10,282	(1,446)	2001
Gulf Air Resort	Fort Myers Beach	FL	—	1,609	4,830	—	(109)	1,609	4,721	6,330	(472)	2004
Gulf View	Punta Gorda	FL	1,591	717	2,158	—	175	717	2,333	3,050	(214)	2004
Hacienda Village	New Port Richey	FL	9,463	4,362	13,088	—	1,165	4,362	14,253	18,615	(1,844)	2002
Harbor Lakes	Port Charlotte	FL	—	3,384	10,154	—	167	3,384	10,321	13,705	(999)	2004
Harbor View	New Port Richey	FL	7,702	4,045	12,146	—	92	4,045	12,238	16,283	(1,779)	2002
Heritage Plantation	Vero Beach	FL	13,352	2,403	7,259	—	1,344	2,403	8,603	11,006	(3,338)	1994
Highland Wood RV	Pompano Beach	FL	2,263	1,043	3,130	—	51	1,043	3,181	4,224	(454)	2002
Hillcrest	Clearwater	FL	4,113	1,278	3,928	—	871	1,278	4,799	6,077	(1,548)	1998
Holiday Ranch	Clearwater	FL	3,675	925	2,866	—	267	925	3,133	4,058	(968)	1998
Holiday Village	Vero Beach	FL	—	350	1,374	—	194	350	1,568	1,918	(494)	1998
Holiday Village	Ormond Beach	FL	6,736	2,610	7,837	—	145	2,610	7,982	10,592	(1,159)	2002
Indian Oaks	Rockledge	FL	4,732	1,089	3,376	—	766	1,089	4,142	5,231	(1,343)	1998
Island Vista	North Ft. Myers	FL	14,800	5,004	15,066	—	(1)	5,004	15,065	20,069	(368)	2006
Lake Fairways	N. Ft. Myers	FL	30,432	6,075	18,134	35	1,616	6,110	19,750	25,860	(7,918)	1994
Lake Haven	Dunedin	FL	11,500	1,135	4,047	—	2,730	1,135	6,777	7,912	(3,789)	1983
Lake Magic	Clermont	FL	—	1,595	4,793	—	34	1,595	4,827	6,422	(453)	2004
Lakes at Countrywood	Plant City	FL	9,468	2,377	7,085	—	1,380	2,377	8,465	10,842	(1,624)	2001
Lakewood Village	Melbourne	FL	9,809	1,862	5,627	—	1,368	1,862	6,995	8,857	(2,692)	1994
Lighthouse Pointe	Port Orange	FL	12,173	2,446	7,483	23	1,092	2,469	8,575	11,044	(2,642)	1998
Manatee	Bradenton	FL	—	2,300	6,903	—	233	2,300	7,136	9,436	(685)	2004
Maralago Cay	Lantana	FL	21,331	5,325	15,420	—	3,962	5,325	19,382	24,707	(5,659)	1997
Meadows at Countrywood	Plant City	FL	17,814	4,514	13,175	—	3,483	4,514	16,658	21,172	(4,734)	1998
Mid-Florida Lakes	Leesburg	FL	22,202	5,997	20,635	—	6,829	5,997	27,464	33,461	(10,079)	1994
Oak Bend	Ocala	FL	5,767	850	2,572	—	998	850	3,570	4,420	(1,523)	1993
Oaks at Countrywood	Plant City	FL	1,263	1,111	2,513	(265)	3,502	846	6,015	6,861	(1,129)	1998
Park City West	Fort Lauderdale	FL	6,878	4,187	12,561	—	124	4,187	12,685	16,872	(1,228)	2004
Pasco	Lutz	FL	—	1,494	4,484	—	107	1,494	4,591	6,085	(444)	2004
Pickwick	Port Orange	FL	11,328	2,803	8,870	—	1,024	2,803	9,894	12,697	(2,827)	1998
Pine Lakes	N. Ft. Myers	FL	30,156	6,306	14,579	21	6,389	6,327	20,968	27,295	(7,974)	1994
Pioneer Village	N. Ft. Myers	FL	10,105	4,116	12,353	—	789	4,116	13,142	17,258	(1,230)	2004
Ramblers Rest	Venice	FL	15,650	4,646	14,201	—	—	4,646	14,201	18,847	(354)	2006
Royal Coachman	Nokomis	FL	13,985	5,321	15,978	—	302	5,321	16,280	21,601	(1,566)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2006
(amounts in thousands)

						Costs Capitalized
						Subsequent to			Gross Amount Carried
				Initial Cost to		Acquisition			at Close of
				Company		(Improvements)			Period 12/31/06
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Shangri La	Largo	FL	4,380	1,730	5,200	—	48	1,730	5,248	6,978	(510)	2004
Sherwood Forest	Kissimmee	FL	22,593	4,852	14,596	—	4,446	4,852	19,042	23,894	(5,384)	1998
Sherwood Forest RV	Kissimmee	FL	3,736	2,870	3,621	568	1,645	3,438	5,266	8,704	(1,550)	1998
Silk Oak	Clearwater	FL	3,602	1,670	5,028	—	95	1,670	5,123	6,793	(704)	2002
Silver Dollar	Odessa	FL	8,899	4,107	12,431	—	875	4,107	13,306	17,413	(1,278)	2004
Sixth Ave.	Zephryhills	FL	2,202	839	2,518	—	10	839	2,528	3,367	(261)	2004
Southern Palms	Eustis	FL	5,488	2,169	5,884	—	2,231	2,169	8,115	10,284	(2,321)	1998
Southernaire	Mt. Dora	FL	2,038	798	2,395	—	36	798	2,431	3,229	(238)	2004
Sunshine Holiday	Ormond Beach	FL	—	2,001	6,004	—	161	2,001	6,165	8,166	(590)	2004
Sunshine Holiday RV	Fort Lauderdale	FL	8,287	3,099	9,286	—	134	3,099	9,420	12,519	(833)	2004
Sunshine Key	Big Pine Key	FL	16,086	5,273	15,822	—	109	5,273	15,931	21,204	(1,557)	2004
Sunshine Travel	Vero Beach	FL	—	1,603	4,813	—	126	1,603	4,939	6,542	(474)	2004
Terra Ceia	Palmetto	FL	2,463	967	2,905	—	36	967	2,941	3,908	(289)	2004
The Heritage	N. Ft. Myers	FL	9,384	1,438	4,371	346	3,733	1,784	8,104	9,888	(3,064)	1993
The Meadows	Palm Beach Gardens	FL	5,926	3,229	9,870	—	1,976	3,229	11,846	15,075	(2,906)	1999
Three Flags RV Resort	Wildwood	FL	—	228	684	—	—	228	684	912	(15)	2006
Toby’s	Arcadia	FL	3,327	1,093	3,280	—	(152)	1,093	3,128	4,221	(348)	2003
Topics	Spring Hill	FL	2,178	853	2,568	—	179	853	2,747	3,600	(261)	2004
Tropical Palms	Kissimmee	FL	19,595	5,677	17,116	—	1,316	5,677	18,432	24,109	(1,752)	2004
Tropical Palms	Punta Gorda	FL	7,500	2,365	7,286	—	—	2,365	7,286	9,651	(181)	2006
Vacation Village	Largo	FL	2,335	1,315	3,946	—	39	1,315	3,985	5,300	(374)	2004
Villas at Spanish Oaks	Ocala	FL	12,600	2,250	6,922	—	939	2,250	7,861	10,111	(3,401)	1993
Windmill Manor	Bradenton	FL	8,645	2,153	6,125	—	1,268	2,153	7,393	9,546	(2,114)	1998
Windmill Village	N. Ft. Myers	FL	17,155	1,417	5,440	—	1,588	1,417	7,028	8,445	(4,929)	1983
Winds of St. Armands North	Sarasota	FL	20,200	1,523	5,063	—	2,400	1,523	7,463	8,986	(4,487)	1983
Winds of St. Armands South	Sarasota	FL	13,000	1,106	3,162	—	938	1,106	4,100	5,206	(2,749)	1983
Golf Vistas Estates	Monee	IL	14,211	2,843	4,719	—	6,289	2,843	11,008	13,851	(2,928)	1997
O’Connell’s	Amboy	IL	4,824	1,658	4,974	4	316	1,662	5,290	6,952	(565)	2004
Pine Country	Belvidere	IL	—	55	166	—	—	55	166	221	—	2006
Willow Lake Estates	Elgin	IL	21,029	6,138	21,033	—	4,482	6,138	25,514	31,652	(9,826)	1994
Lakeside	New Carlisle	IN	—	426	1,281	—	34	426	1,315	1,741	(133)	2004
Oak Tree Village	Portage	IN	9,680	—	—	569	3,687	569	3,687	4,256	(2,088)	1987

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2006
(amounts in thousands)

						Costs Capitalized
						Subsequent to			Gross Amount Carried
				Initial Cost to		Acquisition			at Close of
				Company		(Improvements)			Period 12/31/06
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Twin Mills RV	Howe	IN	2,599	1,395	4,186	—	—	1,395	4,186	5,581	(12)	2006
Diamond Caverns Resort & Golf Club	Park City	KY	—	530	1,594	—	—	530	1,594	2,124	(35)	2006
Gateway to Cape Cod	Rochester	MA	—	96	288	—	—	96	288	384	—	2006
Old Chatham RV	South Dennis	MA	5,668	1,760	5,293	—	4	1,760	5,297	7,057	(250)	2005
Sturbridge	Sturbridge	MA	—	116	347	—	—	116	347	463	—	2006
Moody Beach	Moody	ME	—	97	292	—	—	97	292	389	—	2006
Pinehirst RV Park	Old Orchard Beach	ME	6,072	1,942	5,827	—	10	1,942	5,837	7,779	(276)	2005
Bear Cave Resort	Buchanan	MI	—	176	573	—	—	176	573	749	(12)	2006
Goose Creek	Newport	NC	12,168	4,612	13,848	756	184	5,368	14,032	19,400	(1,402)	2004
Green Mountain Park	Lenoir	NC	—	1,037	3,121	—	—	1,037	3,121	4,158	(69)	2006
Lake Gaston	Littleton	NC	—	136	409	—	—	136	409	545	—	2006
Lake Myers RV	Mocksville	NC	4,035	1,512	4,587	—	—	1,512	4,587	6,099	(13)	2006
Scenic	Asheville	NC	3,760	1,183	3,511	—	—	1,183	3,511	4,694	(89)	2006
Twin Lakes	Chocowinity	NC	3,701	1,719	3,361	(10)	3	1,709	3,364	5,073	(338)	2004
Waterway RV	Cedar Point	NC	6,065	2,392	7,185	—	25	2,392	7,210	9,602	(708)	2004
Sandy Beach RV	Contoocook	NH	5,237	1,755	5,265	—	22	1,755	5,287	7,042	(250)	2005
Lake & Shore	Ocean View	NJ	—	397	1,192	—	—	397	1,192	1,589	—	2006
Sea Pines	Swainton	NJ	—	208	625	—	—	208	625	833	—	2006
Bonanza	Las Vegas	NV	9,180	908	2,643	—	1,395	908	4,038	4,946	(2,555)	1983
Boulder Cascade	Las Vegas	NV	8,648	2,995	9,020	—	2,041	2,995	11,061	14,056	(3,078)	1998
Cabana	Las Vegas	NV	10,053	2,648	7,989	—	462	2,648	8,451	11,099	(3,511)	1994
Flamingo West	Las Vegas	NV	10,339	1,730	5,266	—	1,335	1,730	6,601	8,331	(2,558)	1994
Villa Borega	Las Vegas	NV	6,658	2,896	8,774	—	927	2,896	9,701	12,597	(2,944)	1997
Alpine Lake	Corinth	NY	14,363	4,783	14,125	153	64	4,936	14,189	19,125	(669)	2005
Brennan Beach	Pulaski	NY	21,217	7,325	21,141	—	116	7,325	21,257	28,582	(1,004)	2005
Greenwood Village	Manorville	NY	16,962	3,667	9,414	485	3,797	4,152	13,211	17,363	(3,529)	1998
Lake George Escape	Lake George	NY	—	3,558	10,708	4	132	3,562	10,840	14,402	(483)	2005
Rondout Valley Resort	Accord	NY	—	1,115	3,344	—	—	1,115	3,344	4,459	(74)	2006
Falcon Wood Village	Eugene	OR	5,195	1,112	3,426	—	361	1,112	3,787	4,899	(1,165)	1997
Mt. Hood	Welches	OR	—	1,817	5,733	—	(185)	1,817	5,548	7,365	(939)	2002
Quail Hollow	Fairview	OR	—	0	3,249	—	281	0	3,530	3,530	(1,112)	1997
Shadowbrook	Clackamas	OR	6,314	1,197	3,693	—	225	1,197	3,918	5,115	(1,283)	1997
Appalachian	Shartlesville	PA	4,375	1,681	5,044	—	—	1,681	5,044	6,725	—	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2006
(amounts in thousands)

						Costs Capitalized
						Subsequent to			Gross Amount Carried
				Initial Cost to		Acquisition			at Close of
				Company		(Improvements)			Period 12/31/06
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Circle M	Lancaster	PA	—	347	1,041	—	—	347	1,041	1,388	—	2006
Dutch County	Manheim	PA	—	93	278	—	—	93	278	371	—	2006
Gettysburg Farm	Dover	PA	—	117	350	—	—	117	350	467	—	2006
Green Acres	Breinigsville	PA	30,560	2,680	7,479	—	3,275	2,680	10,754	13,434	(5,823)	1988
Scotrun	Scotrun	PA	—	161	483	—	—	161	483	644	—	2006
Spring Gulch	New Holland	PA	4,686	1,593	4,795	—	53	1,593	4,848	6,441	(493)	2004
Timothy Lake North	East Stroudsburg	PA	—	311	933	—	—	311	933	1,244	(21)	2006
Timothy Lake South	East Stroudsburg	PA	—	216	649	—	—	216	649	865	—	2006
Inlet Oaks	Murrells Inlet	SC	4,875	1,546	4,642	—	—	1,546	4,642	6,188	(116)	2006
The Oaks at Point South	Yemassee	SC	—	267	814	—	—	267	814	1,081	(18)	2006
Country Sunshine	Weslaco	TX	2,289	627	1,881	—	57	627	1,938	2,565	(187)	2004
Fun n Sun RV	San Benito	TX	—	2,533	—	413	10,107	2,946	10,107	13,053	(2,982)	1998
Lakewood	Harlingen	TX	—	325	979	—	71	325	1,050	1,375	(104)	2004
Paradise Park RV	Harlingen	TX	5,016	1,568	4,705	—	64	1,568	4,769	6,337	(462)	2004
Paradise South	Mercedes	TX	1,625	448	1,345	—	72	448	1,417	1,865	(135)	2004
Southern Comfort	Weslaco	TX	2,610	1,108	3,323	—	39	1,108	3,362	4,470	(326)	2004
Sunshine RV	Harlingen	TX	—	1,494	4,484	—	33	1,494	4,517	6,011	(438)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	163	1,221	3,972	5,193	(641)	2002
All Seasons	Salt Lake City	UT	3,491	510	1,623	—	230	510	1,853	2,363	(628)	1997
Westwood Village	Farr West	UT	7,276	1,346	4,179	—	1,252	1,346	5,431	6,777	(1,785)	1997
Harbor View	Colonial Beach	VA	—	67	202	—	—	67	202	269	—	2006
Meadows of Chantilly	Chantilly	VA	34,800	5,430	16,440	—	5,101	5,430	21,541	26,971	(8,257)	1994
Williamsburg	Williamsburg	VA	—	117	350	—	—	117	350	467	—	2006
Kloshe Illahee	Federal Way	WA	5,777	2,408	7,286	—	388	2,408	7,674	10,082	(2,379)	1997
Arrowhead	Wisconsin Dells	WI	1,824	525	1,616	—	—	525	1,616	2,141	(4)	2006
Caledonia	Caledonia	WI	—	376	1,127	10	31	386	1,158	1,544	(83)	2004
Freemont	Freemont	WI	4,197	1,432	4,296	5	88	1,437	4,384	5,821	(313)	2004
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	—	714	2,152	2,866	—	2006
Yukon Trails	Lyndon Station	WI	—	547	1,629	9	82	556	1,711	2,267	(130)	2004
Thousand Trails (57 Properties)	Various		—	48,537	113,253	107	910	48,644	114,163	162,807	(8,180)	2004
Thousand Trails (2 Properties)	Various		—	1,800	8,200	—	—	1,800	8,200	10,000	(205)	2006
Subtotal of Properties Held for Long Term			1,569,026	521,042	1,523,504	4,927	242,065	525,969	1,765,569	2,291,538	(413,904)

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2006
(amounts in thousands)

						Costs Capitalized
						Subsequent to			Gross Amount Carried
				Initial Cost to		Acquisition			at Close of
				Company		(Improvements)			Period 12/31/06
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Properties Held for Sale (6)
Lazy Lakes	Florida Keys	FL	1,994	816	2,449	—	27	816	2,476	3,292	(240)	2004
Holiday Village, IA	Sioux City	IA	—	313	3,744	—	553	313	4,297	4,610	(2,590)	1986
Creekside	Wyoming	MI	3,756	1,109	3,646	—	162	1,109	3,808	4,917	(929)	1998
Casa Village	Billings	MT	10,903	1,011	3,109	158	3,662	1,169	6,771	7,940	(3,174)	1983
Del Rey	Albuquerque	NM	—	1,926	5,800	—	730	1,926	6,530	8,456	(2,661)	1993

Subtotal of Properties Held for Sale			16,653	5,175	18,748	158	5,134	5,333	23,882	29,215	(9,594)
Realty Systems, Inc.			—	—	—	—	5,352	—	5,352	5,352	(1,691)	2002
Management Business			—	—	436	—	10,919	—	11,355	11,355	(10,620)	1990

			1,585,679	526,217	1,542,688	5,085	263,470	531,302	1,806,158	2,337,460	(435,809)

NOTES:

(1)	For depreciable property, the Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen year estimated life for building upgrades and a three-to-seven year estimated life for furniture and fixtures.

(2)	The schedule excludes Properties in which the Company has a non-controlling joint venture interest and accounts for using the equity method of accounting.

(3)	The balance of furniture and fixtures included in the total amounts was approximately $26.4 million as of December 31, 2006.

(4)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $2.3 billion, as of December 31, 2006.

(5)	All Properties were acquired, except for Country Place Village, which was constructed.

(6)	These properties were held for sale as of December 31, 2006, pursuant to FAS 144.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2006
(amounts in thousands)
The changes in total real estate for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Balance, beginning of year	$2,152,567	$2,035,790	$1,309,705
Acquisitions	164,949	90,109	702,538
Improvements	32,205	32,927	27,082
Dispositions and other	(12,261)	(6,259)	(3,535)

Balance, end of year	$2,337,460	$2,152,567	$2,035,790

The changes in accumulated depreciation for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Balance, beginning of year	$378,325	$322,867	$272,497
Depreciation expense	60,770	56,822	50,551
Dispositions and other	(3,286)	(1,364)	(181)

Balance, end of year	$435,809	$378,325	$322,867