Form 10-Q
period 2007-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2007-05-10
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
24,316,624 shares of Common Stock as of May 7, 2007.

Equity LifeStyle Properties, Inc.

Part I — Financial Information
Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of March 31, 2007 and December 31, 2006
(amounts in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Investment in real estate:
Land	$531,841	$531,302
Land improvements	1,670,098	1,664,964
Buildings and other depreciable property	143,961	141,194

	2,345,900	2,337,460
Accumulated depreciation	(451,302)	(435,809)

Net investment in real estate	1,894,598	1,901,651
Cash and cash equivalents	—	1,605
Notes receivable	15,083	22,045
Investment in joint ventures	14,831	14,718
Rents receivable, net	1,390	1,294
Deferred financing costs, net	14,003	14,799
Inventory	71,703	70,091
Escrow deposits and other assets	32,557	29,628

Total Assets	$2,044,165	$2,055,831

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$1,586,329	$1,586,012
Unsecured lines of credit	96,400	131,200
Accrued payroll and other operating expenses	32,275	30,936
Accrued interest payable	9,248	9,066
Rents received in advance and security deposits	36,511	36,454
Distributions payable	4,485	2,251

Total Liabilities	1,765,248	1,795,919

Commitments and contingencies	—	—

Minority interest — Common OP Units and other	15,913	12,794
Minority interest — Perpetual Preferred OP Units	200,000	200,000

Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 50,000,000 shares authorized; 24,310,907 and 23,928,652 shares issued and outstanding for March 31, 2007 and December 31, 2006, respectively	235	229
Paid-in capital	307,849	304,483
Distributions in excess of accumulated earnings	(245,080)	(257,594)

Total stockholders’ equity	63,004	47,118

Total Liabilities and Stockholders’ Equity	$2,044,165	$2,055,831

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Quarters Ended March 31, 2007 and 2006
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended
	March 31,
	2007	2006
Property Operations:
Community base rental income	$58,799	$55,331
Resort base rental income	31,721	26,748
Utility and other income	10,100	8,138

Property operating revenues	100,620	90,217
Property operating and maintenance	31,189	27,634
Real estate taxes	7,358	6,593
Property management	4,658	4,851

Property operating expenses (exclusive of depreciation shown separately below)	43,205	39,078

Income from property operations	57,415	51,139

Home Sales Operations:
Gross revenues from inventory home sales	9,107	11,932
Cost of inventory home sales	(8,117)	(10,311)

Gross profit from inventory home sales	990	1,621
Brokered resale revenues, net	493	657
Home selling expenses	(2,251)	(2,473)
Ancillary services revenues, net	1,540	1,806

Income from home sales operations and other	772	1,611

Other Income (Expenses):
Interest income	537	286
Income from other investments, net	4,966	4,503
General and administrative	(3,671)	(3,223)
Rent control initiatives	(436)	(94)
Interest and related amortization	(25,793)	(24,596)
Depreciation on corporate assets	(110)	(110)
Depreciation on real estate assets	(15,624)	(14,353)

Total other expenses, net	(40,131)	(37,587)

Income before minority interests, equity in income of unconsolidated joint ventures and discontinued operations	18,056	15,163

Income allocated to Common OP Units	(2,977)	(2,576)
Income allocated to Perpetual Preferred OP Units	(4,031)	(4,030)
Equity in income of unconsolidated joint ventures	1,319	1,304

Income from continuing operations	12,367	9,861

Discontinued Operations:
Discontinued operations	120	289
Depreciation on discontinued operations	—	(21)
Gain on sale of discontinued real estate	4,586	—
Income allocated to Common OP Units from discontinued operations	(913)	(56)

Income from discontinued operations	3,793	212

Net income available for Common Shares	$16,160	$10,073

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations (Continued)
For the Quarters Ended March 31, 2007 and 2006
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended
	March 31,
	2007	2006

Earnings per Common Share — Basic:
Income from continuing operations	$0.52	$0.42
Income from discontinued operations	0.16	0.01

Net income available for Common Shares	$0.68	$0.43

Earnings per Common Share — Fully Diluted:
Income from continuing operations	$0.51	$0.41
Income from discontinued operations	0.15	0.01

Net income available for Common Shares	$0.66	$0.42

Distributions declared per Common Share outstanding	$0.15	$0.075

Weighted average Common Shares outstanding — basic	23,910	23,331

Weighted average Common Shares outstanding — fully diluted	30,351	30,180

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended March 31, 2007 and 2006
(amounts in thousands)
(unaudited)

	March 31,	March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$16,160	$10,073
Adjustments to reconcile net income to cash provided by operating activities:
Income allocated to minority interests	7,921	6,662
Gain on sale of discontinued real estate	(4,586)	—
Depreciation expense	16,100	14,930
Amortization expense	727	724
Debt premium amortization	(403)	(364)
Equity in income of unconsolidated joint ventures	(1,685)	(1,751)
Distributions from unconsolidated joint ventures	2,578	1,351
Amortization of stock-related compensation	938	704
Increase (decrease) in provision for uncollectible rents receivable	112	(57)
Increase in provision for inventory reserve	15	—
Changes in assets and liabilities:
Rents receivable	(241)	26
Inventory	(1,627)	(4,778)
Escrow deposits and other assets	1,039	1,217
Accrued payroll and other operating expenses	4,964	3,105
Rents received in advance and security deposits	—	704

Net cash provided by operating activities	42,012	32,546

Cash Flows From Investing Activities:
Acquisition of real estate	(1,903)	1,708
Disposition of real estate	7,725	—
Tax-deferred exchange deposit	(3,655)	—
Joint Ventures:
Investments in	(1,479)	—
Distributions from	114	—
Net repayment of notes receivable	6,962	482
Improvements:
Corporate	(140)	(133)
Rental properties	(3,286)	(3,000)
Site development costs	(2,883)	(5,580)

Net cash provided by (used in) investing activities	1,455	(6,523)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	2,450	1,205
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(6,334)	(4,773)
Lines of credit:
Proceeds	16,600	28,300
Repayments	(51,400)	(47,400)
Repayment on disposition	(1,992)	—
Principal payments	(4,392)	(3,863)
Debt issuance costs	(4)	(78)

Net cash used in financing activities	(45,072)	(26,609)

Net decrease in cash and cash equivalents	(1,605)	(586)
Cash and cash equivalents, beginning of year	1,605	610

Cash and cash equivalents, end of period	$—	$24

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Quarters Ended March 31, 2007 and 2006
(amounts in thousands)
(unaudited)

	March 31,	March 31,
	2007	2006
Supplemental Information:
Cash paid during the period for interest	$25,884	$23,983
Non-cash investing and financing activities:
Real Estate Acquisition
Mortgage debt assumed and financed on acquisition of real estate	$3,476	$72,998
Mezzanine and joint venture investments applied to real estate acquisition	$—	$32,118
Other assets and liabilities, net, acquired on acquisition of real estate	$314	$3,917
Financing fees incurred on acquisition	$—	$691
Proceeds from loan to pay insurance premiums	$4,300	$3,638
The accompanying notes are an integral part of the financial statements.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Definition of Terms:
     Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”), are referred to herein as the “Company,” “ELS,” “we,” “us,” and “our.” Capitalized terms used but not defined herein are as defined in the Company’s Annual Report on Form 10-K (“2006 Form 10-K”) for the year ended December 31, 2006.
Presentation:
     These unaudited Consolidated Financial Statements have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2006 Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2006 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.
Note 1 — Summary of Significant Accounting Policies
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
     The Company has applied Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”) — an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). The objective of FIN 46R is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company has also applied Emerging Issues Task Force Issue No. 04-5 — Accounting for Investments in Limited Partnerships When the Investor is the Sole General Partner and the Limited Partners have Certain Rights (“EITF 04-5”), which determines whether a general partner or the general partners as a group control a limited partnership or similar entity and therefore should consolidate the entity. The Company will apply FIN 46R and EITF 04-5 to all types of entity ownership (general and limited partnerships and corporate interests).
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
Note 1 — Summary of Significant Accounting Policies (continued)
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
(d) Inventory
     Inventory primarily consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Inventory is recorded net of an inventory reserve of $595,000 and $580,000 as of March 31, 2007 and December 31, 2006, respectively. Resale revenues are stated net of commissions paid to employees of $261,000 and $356,000 for the quarters ended March 31, 2007 and 2006, respectively.
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
     The Company periodically evaluates its long-lived assets, including our investments in real estate, for impairment indicators. Judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal factors. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.
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
Note 1 — Summary of Significant Accounting Policies (continued)
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
(i) Income from Other Investments, net
     Income from other investments, net includes revenue relating to the Company’s ground leases with Privileged Access L.P. (“Privileged Access”). Privileged Access leases approximately 24,100 sites at 81 of the Company’s Properties. The primary lease entered into on November 10, 2004 and subsequently amended and restated on April 14, 2006 relating to the Thousand Trails Portfolio (59 Properties) provides for annual lease payments of $17.5 million, subject to annual CPI increases, and expires on January 15, 2020.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (continued)
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
     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of April 25, 2007, the Company estimates its total claim to be $20.1 million of which, approximately $18.9 million of claims, including business interruption, have been submitted to our insurance companies for reimbursement. Through March 31, 2007, the Company has made total expenditures of approximately $14.5 million and may incur additional expenditures to complete the work necessary to restore our Properties to their pre-hurricanes condition. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $5.7 million of these expenditures have been capitalized per the Company’s capitalization policy through March 31, 2007.
     Approximately 33 Properties located in southern Florida were impacted by Hurricane Wilma in October 2005. As of April 25, 2007, approximately $4.4 million of claims have been submitted to our insurance company for reimbursement. Through March 31, 2007, the Company has made total expenditures of approximately $2.5 million and may incur additional costs in the future. Through March 31, 2007, $1.6 million has been charged to operations ($0.3 million in 2006 and $1.3 million in 2005) and $0.6 million was capitalized to fixed assets.
     The Company has received proceeds from insurance carriers of approximately $5.6 million through March 31, 2007. Approximately $1.5 million is included in other assets as a receivable from insurance providers as of March 31, 2007 and December 31, 2006, respectively.
(k) Deferred Financing Costs
     Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit, unamortized deferred financing fees are accounted for in accordance with EITF No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements. Accumulated amortization for such costs was $10.1 million and $9.4 million at March 31, 2007 and December 31, 2006, respectively.
(l) Recent Accounting Pronouncements
     In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As required, the Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have any significant impact on the Company’s financial position and results of operations.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 2 — Earnings Per Common Share
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
     The following table sets forth the computation of basic and diluted earnings per common share for the quarters ended March 31, 2007 and March 31, 2006 (amounts in thousands):

	Quarters Ended
	March 31,
	2007	2006
Numerators:
Income from Continuing Operations:
Income from continuing operations — basic	$12,367	$9,861
Amounts allocated to dilutive securities	2,977	2,576

Income from continuing operations — fully diluted	$15,344	$12,437

Income from Discontinued Operations:
Income from discontinued operations — basic	$3,793	$212
Amounts allocated to dilutive securities	913	56

Income from discontinued operations — fully diluted	$4,706	$268

Net Income Available for Common Shares — Fully Diluted:
Net income available for Common Shares — basic	$16,160	$10,073
Amounts allocated to dilutive securities	3,890	2,632

Net income available for Common Shares — fully diluted	$20,050	$12,705

Denominator:
Weighted average Common Shares outstanding — basic	23,910	23,331
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	5,971	6,207
Employee stock options and restricted shares	470	642

Weighted average Common Shares outstanding — fully diluted	30,351	30,180

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 3 — Common Stock and Other Equity Related Transactions
     On April 13, 2007, the Company paid a $0.15 per share distribution for the quarter ended March 31, 2007 to stockholders of record on March 30, 2007. On March 30, 2007, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
Note 4 — Investment in Real Estate
     Investment in real estate is comprised of (amounts in thousands):

Properties Held for Long Term	March 31,	December 31,
	2007	2006
Investment in real estate:
Land	$527,324	$525,969
Land improvements	1,649,834	1,642,234
Buildings and other depreciable property	142,813	140,042

	2,319,971	2,308,245
Accumulated depreciation	(441,948)	(426,215)

Net investment in real estate	$1,878,023	$1,882,030

Properties Held for Sale	March 31,	December 31,
	2007	2006
Investment in real estate:
Land	$4,517	$5,333
Land improvements	20,264	22,730
Buildings and other depreciable property	1,148	1,152

	25,929	29,215
Accumulated depreciation	(9,354)	(9,594)

Net investment in real estate	$16,575	$19,621

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, and furniture, fixtures and equipment.
     On January 10, 2007, we sold Lazy Lakes, a 100-site resort Property in the Florida Keys for proceeds of approximately $7.7 million and a gain on sale of approximately $4.6 million. The proceeds were deposited in a tax-deferred exchange account and are classified as escrow deposits and other assets in the balance sheet.
     On January 29, 2007, the Company acquired the remaining 75% interest in a Diversified Investments joint venture Property known as Mesa Verde, which is a 345-site resort Property on approximately 28 acres in Yuma, Arizona. The gross purchase price was approximately $5.9 million and includes $0.3 million in prepaid rent. We assumed a first mortgage loan of approximately $3.5 million with an interest rate of 4.94% per annum, maturing in 2008. The remainder of the acquisition price of approximately $1.8 million was funded with a withdrawal from the tax-deferred account established as a result of the sale of Lazy Lakes discussed above.
     On March 22, 2006, the Company purchased the remaining interest in the Mezzanine Properties in which we had initially invested approximately $30.0 million to acquire preferred equity interests during the first quarter of 2004. The total purchase price was $105.0 million, including our existing investment at that time of $32.2 million and our general partnership investment of $1.4 million. The acquisition was funded by new debt financing of $47.1 million and assumed debt of approximately $25.9 million. Net working capital acquired included $3.2 million of rents received in advance and $0.4 million of other net payables.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 4 — Investment in Real Estate (continued)
     All acquisitions have been accounted for utilizing the purchase method of accounting, and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be recorded within one year following the acquisitions.
     We actively seek to acquire additional Properties and currently are engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages, which may include contracts outstanding, to acquire certain Properties which are subject to satisfactory completion of our due diligence review.
     As of March 31, 2007, the Company has four Properties designated as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. As such, the results from operations of these Properties, two Properties sold in April 2006 and one Property sold in January 2007 have been classified as income from discontinued operations. As of March 31, 2007, the remaining four Properties held for disposition were in various stages of negotiations and the Company expects to sell these Properties for proceeds greater than their net book value. The Properties classified as held for disposition as of March 31, 2007 are listed in the table below.

Property	Location	Sites
Casa Village	Billings, MT	490
Creekside	Wyoming, MI	165
Del Rey	Albuquerque, NM	407
Holiday Village	Sioux City, IA	519
     The following table summarizes the combined results of operations of the four Properties currently held for sale and three previously sold Properties for the quarters ended March 31, 2007 and 2006, respectively (amounts in thousands).

	Quarters Ended
	March 31,
	2007	2006
Rental income	$836	$1,275
Utility and other income	65	114

Property operating revenues	901	1,389

Property operating expenses	550	846

Income from property operations	351	543

Income from home sales operations	3	8

Interest and Amortization	(234)	(262)
Depreciation	—	(21)

Total other expenses	(234)	(283)

Gain on sale	4,586	—
Minority interest	(913)	(56)

Net income from discontinued operations	$3,793	$212

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 5 — Investment in Joint Ventures
     The Company recorded approximately $1.3 million of net income from joint ventures, net of $0.4 million of depreciation expense for both the quarters ended March 31, 2007 and 2006. The Company received approximately $2.7 million and $1.4 million in distributions from such joint ventures for the quarters ended March 31, 2007 and 2006, respectively. $2.6 million and $1.4 million of such distributions were classified as a return on capital and were included in operating activities on the statement of cash flow for the quarters ended March 31, 2007 and 2006, respectively. The remaining distributions were classified as return of capital and classified as investing activities on the statement of cash flow. $2.0 million and $0.2 million of the distributions received in the quarters ended March 31, 2007 and 2006, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures.
     On March 22, 2006, the Company acquired the remaining interest in the Mezzanine Investments (see Note 4 — Investment in Real Estate for a discussion of the acquisition.)
     The following table summarizes the Company’s investments in unconsolidated joint ventures (with the number of Properties shown parenthetically as of March 31, 2007 and December 31, 2006, respectively):

			Economic		Investment as of	Investment as of
Investment	Location	Number of Sites	Interest (a)		March 31, 2007	Dec. 31, 2006
					(in thousands)	(in thousands)
Meadows Investments	Various (2,2)	1,027	50%		$306	$660
Lakeshore Investments	Florida (2,2)	342	90%		56	65
Voyager	Tucson, AZ (1,1)	1,682	25%		3,341	3,096
Diversified Investments	Various (6,7)	2,438	25	%(b)	152	1,133
Maine Portfolio	Maine (3,3)	495	60%		9,816	8,620
Morgan Portfolio	Various (5,5)	1,134	25%		1,160	1,144

		7,118			$14,831	$14,718

(a)	The percentages shown approximate the Company’s economic interest as of March 31, 2007. The Company’s legal ownership interest may differ.

(b)	The Company purchased the remaining interest in one Diversified Investment in January 2007 (see Note 4 — Investment in Real Estate).

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Unconsolidated Real Estate Joint Venture Financial Information
     The following tables present combined summarized financial information of the unconsolidated real estate joint ventures (amounts in thousands).

Balance Sheets
	As of
	March 31,	December 31,
	2007	2006
Assets
Real estate, net	$118,536	$101,180
Other assets	10,377	9,063

Total assets	$128,913	$110,243

Liabilities & Equity
Mortgage debt & other loans	$113,973	$90,724
Other liabilities	10,243	10,108
Partners’ equity	4,697	9,411

Total liabilities and equity	$128,913	$110,243

Statements of Operations
	For the Quarters Ended March 31,
	2007	2006

Rentals	$4,772	$6,326
Other Income	1,419	1,949

Total Revenues	6,191	8,275

Operating Expenses	3,261	4,426
Interest	1,565	2,101
Other Income & Expenses	404	350
Depreciation & Amortization	1,195	2,530

Total Expenses	6,425	9,407

Gain on Sale of Real Estate	2,359	—

Net Income (Loss)	$2,125	$(1,132)

Note 6 — Notes Receivable
     As of March 31, 2007 and December 31, 2006, the Company had approximately $15.1 million and $22.0 million in notes receivable, respectively. The Company has approximately $9.7 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.8%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of $110,000 as of March 31, 2007 and December 31, 2006. During the quarter ended March 31, 2007, approximately $0.3 million was repaid and an additional $0.6 million was loaned to homeowners. As of March 31, 2007 and December 31, 2006, the Company had approximately $0.4 million in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of common OP Units and partnership interests in certain joint ventures.
     During the first quarter of 2007, our $12.3 million loan receivable from Privileged Access that was scheduled to mature in April 2007 was refinanced. We received a principal repayment of $7.3 million and have a remaining note receivable balance of $5.0 million earning interest at LIBOR plus 5.75% per annum. Our note receivable is subordinate to a new $5.0 million loan that Privileged Access obtained from a bank. Both loans mature in 2010.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 7 — Long-Term Borrowings
     In connection with the acquisition of Mesa Verde, during the first quarter of 2007, the Company assumed $3.5 million in mortgage debt bearing interest at 4.94% per annum and maturing in May 2008. In addition the Company repaid approximately $1.9 million in mortgage debt financing in connection with the sale of Lazy Lakes. Refer to Note 4 — Investment in Real Estate for acquisition and disposition activity.
     As of March 31, 2007 and December 31, 2006, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $1,571 million and $1,569 million, respectively, and approximately $15.0 million and $17.0 million of mortgage indebtedness as of March 31, 2007 and December 31, 2006, respectively, on Properties held for sale. The weighted average interest rate, including amortization expense, on long-term borrowings for the quarter ending March 31, 2007 and year ending December 31, 2006 was approximately 6.10% and 6.10% per annum, respectively. The debt bears interest at rates of 4.94% to 10.00% per annum and matures on various dates ranging from 2007 to 2016, with one additional loan maturing in 2027. Included in our debt balance are three capital leases with an imputed interest rate of 13.1% per annum. The debt encumbered a total of 164 of the Company’s Properties as of March 31, 2007 and December 31, 2006, respectively, and the carrying value of such Properties was approximately $1,756 million and $1,746 million, respectively, as of such dates.
     As of March 31, 2007 and December 31, 2006, the Company had $178.6 million and 143.8 million, respectively available to be drawn on its lines of credit. The weighted average interest rate for the quarters ending March 31, 2007 and year ending December 31, 2006 was 6.82% and 6.25% per annum, respectively.
Note 8 — Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which was adopted on July 1, 2005.
     Stock-based compensation expense was approximately $0.9 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively.
     Pursuant to the Stock Option Plan as discussed in Note 12 to the 2006 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options (“Options”). During the three months ended March 31, 2007, Options for 120,404 shares of common stock were exercised for gross proceeds of approximately $2.2 million.
     On January 31, 2007, the Company awarded restricted stock grants for 8,000 shares of common stock at a fair market value of approximately $442,000, and awarded Options to purchase 115,000 shares of common stock with an exercise price of $55.23 to certain members of the Board of Directors for services rendered in 2006. One-third of the options to purchase common stock and the shares of restricted common stock covered by these awards vests on each of December 31, 2007, December 31, 2008, and December 31, 2009.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 9 — Commitments and Contingencies
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
     The Company has filed two lawsuits in federal court against the City of San Rafael, challenging its rent control ordinance on constitutional grounds. The Company believes that one of those lawsuits was settled by the City agreeing to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court initially found the settlement agreement was binding on the City, but then reconsidered and determined to submit the claim of breach of the settlement agreement to a jury. In October 2002, the first case against the City went to trial, based on both breach of the settlement agreement and the constitutional claims. A jury found no breach of the settlement agreement; the Company then filed motions asking the Court to rule in its favor on that claim, notwithstanding the jury verdict. The Court postponed decision on those motions and on the constitutional claims, pending a ruling on some property rights issues by the United States Supreme Court. The Company also had pending a claim seeking a declaration that the Company could close the Property and convert it to another use which claim was not tried in 2002. The United States Supreme Court issued the property rights rulings in 2005 and subsequently on January 27, 2006, the Court hearing the San Rafael cases issued a ruling that granted the Company’s motion for leave to amend to assert alternative takings theories in light of the United States Supreme Court’s decisions. The Court’s ruling also denied the Company’s post trial motions related to the settlement agreement and dismissed the park closure claim without prejudice to the Company’s ability to reassert such claim in the future. As a result, the Company has filed a new complaint challenging the City’s ordinance as violating the takings clause and substantive due process. The City of San Rafael filed a motion to dismiss the amended complaint. On December 5, 2006, the Court denied portions of the City’s motion to dismiss that had sought to eliminate certain of the Company’s taking claims and substantive due process claims. Further, the Court set a trial date in this matter for June 2007 on the taking claims and substantive due process claims. Subsequently, the Court accelerated the trial to April 2007 and the Company’s claims against the City were tried in a bench trial during April 2007. Post-trial briefing will occur during May 2007 and thereafter the case will be submitted for decision.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 9 — Commitments and Contingencies (continued)
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
     Similarly, in June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinances and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The court of appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand the trial court is directed to decide the issue of damages to the Company which the Company believes is consistent with the Company receiving the economic benefit of invalidating one of the ordinances and also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. In the remand action, the City of Santee filed a motion seeking restitution of amounts collected by the Company following the judgment which motion was denied. The Company intends to vigorously pursue its damages in the remand action, which is scheduled for trial in May 2007, and to vigorously defend the two new lawsuits.
     In addition, the Company has sued the City of Santee in federal court alleging all three of the ordinances are unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. Thus, it is the Company’s position that the ordinances are subject to invalidation as a matter of law in the federal court action. Separately, the Federal District Court granted the City’s Motion for Summary Judgment in the Company’s federal court lawsuit. This decision was based not on the merits, but on procedural grounds, including that the Company’s claims were moot given its success in the state court case. The Company appealed the decision and on May 3, 2007 the United States Court of Appeals for the Ninth Circuit affirmed the District Court’s decision. The Company intends to continue to pursue an adjudication of its rights on the merits through claims that are not subject to such procedurals defenses.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 9 — Commitments and Contingencies (continued)
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
Note 9 — Commitments and Contingencies (continued)
     The District subsequently issued a Notice of Violation dated December 12, 2005 (the “NOV”), alleging additional violations of the Ordinance. By letter dated December 23, 2005, the Company denied the allegations in the NOV.
     The trial in this matter has been rescheduled for May 2007.
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
Colony Park
     On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County, alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. On March 2, 2007, the Company filed a demurrer to the complaint, along with a motion to strike portions of the complaint (“motion to strike”) and a motion to compel arbitration and stay action (“motion to compel”). After a hearing on March 28, 2007, the Court issued a ruling on April 5, 2007, which overruled the demurrer, took the motion to compel under submission, and granted the motion to strike in part and denied it in part. The Court subsequently issued a ruling on April 6, 2007, denying the motion to compel. On April 11, 2007, the plaintiff tenant group filed their first amended complaint in the case. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the lawsuit.
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

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 9 — Commitments and Contingencies (continued)
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
     The Company is a fully-integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of March 31, 2007, the Company owned or had an ownership interest in a portfolio of 310 Properties located throughout the United States and Canada containing 112,865 residential sites. These Properties are located in 30 states and British Columbia (with the number of Properties in each state or province shown parenthetically) Florida (86), California (47), Arizona (35), Texas (15), Washington (13), Colorado (10), Oregon (9), Delaware (7), North Carolina (8), Pennsylvania (13), Nevada (6), Wisconsin (6), Indiana (5), Maine (6), New York (5), Virginia (8), Illinois (4), Michigan (3), South Carolina (3), Massachusetts (4), New Jersey (4), Ohio (2), Tennessee (2), Utah (2), Alabama (1), Iowa (1), Kentucky (1), Montana (1), New Hampshire (1), New Mexico (1), and British Columbia (1).
     This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:
•	in the age-qualified properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial markets volatility;

•	in the all-age properties, results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing, and competition from alternative housing options including site-built single-family housing;

•	our ability to maintain rental rates and occupancy with respect to properties currently owned or pending acquisitions;

•	our assumptions about rental and home sales markets;

•	the completion of pending acquisitions and timing with respect thereto;

•	the effect of interest rates; and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.
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

     The following chart lists the Properties acquired, invested in, or sold since January 1, 2006.

Property	Transaction Date	Sites
Total Sites as of January 1, 2006		106,337

Property or Portfolio (# of Properties in parentheses):
Thousand Trails (2)	April 14, 2006	624
Mid-Atlantic Portfolio (7)	April 25, 2006	1,594
Tranquil Timbers (1)	June 13, 2006	270
Outdoor World Portfolio (15)	December 15, 2006	3,962

Joint Ventures:
Morgan Portfolio (5)	Various, 2006	1,134

Expansion Site Development and other:
Sites added (reconfigured) in 2006		134
Sites added (reconfigured) in 2007		9

Dispositions:
Indian Wells (Joint Venture)	April 18, 2006	(350)
Forest Oaks	April 25, 2006	(227)
Windsong	April 25, 2006	(268)
Blazing Star (Joint Venture)	June 29, 2006	(254)
Lazy Lakes	January 10, 2007	(100)

Total Sites as of March 31, 2007		112,865

     Since December 31, 2005, the gross investment in real estate has increased from $2,153 million to $2,346 million as of March 31, 2007.

Outlook
     Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.
     We have approximately 64,700 annual sites, approximately 8,100 seasonal sites, which are leased to customers generally for 3 to 6 months, and approximately 8,800 transient sites, occupied by customers who lease sites on a short-term basis. We expect to service over 100,000 customers with these transient sites. However, we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 24,100 membership sites for which we currently receive ground rent of approximately $19.5 million annually. This rent is classified in Income from other investments, net in the Consolidated Statements of Operations. We also have interests in Properties containing approximately 7,200 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

	Total Sites as of	Total Sites as of
	March 31,	December 31,
	2007	2006
	(rounded to 000s)	(rounded to 000s)
Community sites (1)	45,700	45,700
Resort sites (2):
Annual	19,000	18,900
Seasonal	8,100	8,000
Transient	8,800	8,800
Membership (3)	24,100	24,100
Joint Ventures (4)	7,200	7,500

	112,900	113,000

(1)	Includes 1,581 sites from discontinued operations.

(2)	Total sites as of December 31, 2006 includes 100 sites from discontinued operations, subsequently sold in January 2007.

(3)	All sites are currently leased to Privileged Access.

(4)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.
Supplemental Property Disclosure
     We provide the following disclosures with respect to certain assets:
•	Monte Vista — Monte Vista is a lifestyle-oriented resort Property located in Mesa, Arizona containing approximately 56 acres of vacant land. We have obtained approval to develop 275 manufactured home and 240 RV sites on this land. In connection with evaluating the development of Monte Vista, we evaluated selling the land and subsequently decided to list 26 acres of the land for sale. We have received several offers on all or a portion of the 26 listed acres and are currently considering offers for approximately $10.4 million. No assurances can be given that any sale transaction will materialize. With respect to the land not listed for sale, we intend to develop additional RV sites and may consider other alternative uses for the land or sale of the acreage. We anticipate that we will proceed with the development if we determine that any offers or the terms thereof are unacceptable.

•	Bulow Plantation — Bulow Plantation is a 628-site mixed lifestyle-oriented resort Property and manufactured home community located in Flagler Beach, Florida which contains approximately 180 acres of adjacent vacant land. We have obtained approval from Flagler County for an additional manufactured home community development of approximately 700 sites on this land. In connection with evaluating the possible development and based on inquiries from single-family home developers, we evaluated a sale of the land. Subsequently, we listed the land for sale for a purchase price of $28 million. We anticipate that we will proceed with the development if we determine that any offers or the terms thereof are unacceptable. ELS recently obtained an amendment to the Board of Flagler County Commissioners resolution approving the planned unit development classification of the Property to clarify that park models may be installed and set forth standards for the installation of park models. The outcome of this amendment request may impact the plans for the future development.
•	Holiday Village, Florida — Holiday Village is a 128-site manufactured home community located in Vero Beach, Florida, on approximately 20 acres of land. As a result of the 2004 hurricanes, this Property is less than 50% occupied. The residents have been notified that the Property was listed for sale for a purchase price of $6 million.

•	Del Rey, New Mexico — Del Rey contains 407 sites and is located on approximately 59 acres in Albuquerque, New Mexico. ELS was under contract to sell this Property for $16.5 million. The sale was anticipated to close in June 2006; however, the buyer failed to close, the contract terminated on July 13, 2006 and ELS retained the $1 million earnest money deposit. In December 2005, the City of Albuquerque (“City”) declared Del Rey “blighted” pursuant to the state Metropolitan Redevelopment Act. ELS has sued the City in Federal court on the issue of whether the City properly declared the Property blighted. ELS has received inquires from both single-family home developers and brokers who have expressed interest in the Property. We have entered into a standstill agreement with the City and the remaining residents which provides that the City will take no action to condemn the Property, all proceedings in the Federal suit will be stayed and the residents may continue to occupy their home sites at their current rent levels. ELS is working with the City, single family home developers and also reviewing options for developing a manufactured housing condominium project on the site.
Privileged Access
     Privileged Access is leasing sites at certain of our Properties for the purpose of offering flexible use products. These products may include the sale of timeshare or fractional interests in resort homes or cottages and membership and vacation-club products. Leasing our sites to Privileged Access allows us to participate in these products and activities while achieving long-term rental of our sites. We expect to lease additional sites to Privileged Access for this purpose at other Properties in the future.
     As of March 31, 2007, we are leasing approximately 24,100 sites at 81 membership campground resort Properties to Privileged Access or its subsidiaries. The Properties being leased are as follows:
•	Thousand Trails Portfolio — This portfolio contains 59 Properties and 18,535 sites, which were leased to Privileged Access on April 14, 2006 for approximately 14 years. The current annual lease payment is approximately $17.9 million and is subject to annual CPI escalations.

•	Mid-Atlantic Portfolio — This portfolio contains seven Properties and 1,594 sites, which were leased to Privileged Access on April 25, 2006. The lease expires on May 31, 2007 and currently has an annual lease payment of $0.7 million. The Company expects to extend the term of this lease.

•	Outdoor World Portfolio — This portfolio contains 15 Properties and 3,962 sites, which were leased to Privileged Access on December 15, 2006. The lease expires on May 31, 2007 and currently has an annual lease payment of $1.0 million. The Company expects to extend the term of this lease.
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
     On April 14, 2006, we loaned Privileged Access approximately $12.3 million at a per annum interest rate of prime plus 1.5%, maturing in one year and secured by Thousand Trails membership sales contract receivables. During the quarter ended March 31, 2007, we received a principal repayment of $7.3 million and have a remaining note receivable balance of $5.0 million earning interest at LIBOR plus 5.75% per annum. Our note receivable is subordinate to a new $5.0 million loan that Privileged Access obtained from a bank. Both loans mature in three years.
Insurance
     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of April 25, 2007, the Company estimates its total claim to be $20.1 million of which, approximately $18.9 million of claims, including business interruption, have been submitted to our insurance companies for reimbursement. Through March 31, 2007, the Company has made total expenditures of approximately $14.5 million and may incur additional expenditures to complete the work necessary to restore our Properties to their pre-hurricanes condition. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $5.7 million of these expenditures have been capitalized per the Company’s capitalization policy through March 31, 2007.
     Approximately 33 Properties located in southern Florida were impacted by Hurricane Wilma in October 2005. As of April 25, 2007, approximately $4.4 million of claims have been submitted to our insurance company for reimbursement. Through March 31, 2007, the Company has made total expenditures of approximately $2.5 million and may incur additional costs in the future. Through March 31, 2007, $1.6 million has been charged to operations ($0.3 million in 2006 and $1.3 million in 2005) and $0.6 million was capitalized to fixed assets.
     The Company has received proceeds from insurance carriers of approximately $5.6 million through March 31, 2007. Approximately $1.5 million is included in other assets as a receivable from insurance providers as of March 31, 2007 and December 31, 2006, respectively.
Critical Accounting Policies and Estimates
     Refer to the 2006 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. During the quarter ended March 31, 2007, there were no changes to these policies.

Results of Operations
     The results of operations for the four Properties currently designated as held for disposition pursuant to SFAS No. 144, two Properties sold in April of 2006 and one Property sold in January of 2007 have been classified as income from discontinued operations. See Note 4 of the Notes to the Consolidated Financial Statements for summarized information for these Properties.
Comparison of the Quarter Ended March 31, 2007 to the Quarter Ended March 31, 2006
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods (“Core Portfolio”) and the Total Portfolio for the quarters ended March 31, 2007 and 2006 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase /	%			Increase /	%
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Community base rental income	$57,804	$55,222	$2,582	4.7%	$58,799	$55,331	$3,468	6.3%
Resort base rental income	28,044	26,521	1,523	5.7%	31,721	26,748	4,973	18.6%
Utility and other income	9,378	8,131	1,247	15.3%	10,100	8,138	1,962	24.1%

Property operating revenues	95,226	89,874	5,352	6.0%	100,620	90,217	10,403	11.5%

Property operating and maintenance	29,205	27,489	1,716	6.2%	31,189	27,634	3,555	12.9%
Real estate taxes	7,060	6,569	491	7.5%	7,358	6,593	765	11.6%
Property management	4,425	4,799	(374)	(7.8%)	4,658	4,851	(193)	(4.0%)

Property operating expenses	40,690	38,857	1,833	4.7%	43,205	39,078	4,127	10.6%

Income from property operations	$54,536	$51,017	$3,519	6.9%	$57,415	$51,139	$6,276	12.3%

Property Operating Revenues
     The 6.0% increase in the Core Portfolio property operating revenues reflects: (i) a 4.2% increase in rates in our community base rental income combined with a 0.5% increase in occupancy, (ii) a 5.7% increase in revenues for our resort base income, and (iii) an increase in utility income due to increased pass-throughs at certain Properties. Total Portfolio Property operating revenues increased due to rate increases and our 2006 acquisitions.
Property Operating Expenses
     The 4.7% increase in property operating expenses in the Core Portfolio reflects a 6.2% increase in property operating and maintenance expense due primarily to increases in utilities. The increase in real estate taxes in the Core Portfolio is generally due to higher property assessments on certain Properties. Our Total Portfolio property operating expenses increased due to higher tax assessments and our 2006 acquisitions. Core Portfolio and Total Portfolio property management expense decreased slightly, however results for the year ended December 31, 2007 are expected to be higher than for the year ended December 31, 2006.

Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended March 31, 2007 and March 31, 2006 (dollars in thousands).

	2007	2006	Variance	% Change

Gross revenues from new home sales	$8,499	$11,337	$(2,838)	(25.0%)
Cost of new home sales	(7,522)	(9,886)	2,364	23.9%

Gross profit from new home sales	977	1,451	(474)	(32.7%)
Gross revenues from used home sales	608	595	13	2.2%
Cost of used home sales	(595)	(425)	(170)	(40.0%)

Gross profit from used home sales	13	170	(157)	(92.4%)
Brokered resale revenues, net	493	657	(164)	(25.0%)
Home selling expenses	(2,251)	(2,473)	222	9.0%
Ancillary services revenues, net	1,540	1,806	(266)	(14.7%)

Income from home sales operations	$772	$1,611	$(839)	(52.1%)

Home sales volumes
New home sales (1)	122	146	(24)	(16.4%)
Used home sales (2)	83	76	7	9.2%
Brokered home resales	299	367	(68)	(18.5%)

(1)	Includes third party home sales of 14 and 14 for the periods ending March 31, 2007 and 2006, respectively.

(2)	Includes third party home sales of 11 and zero for the periods ending March 31, 2007 and 2006, respectively.
     New home sales gross profit reflects a decrease in the gross margin combined with lower volumes, mainly in Florida. Used home sales gross profit decreased due to lower gross margins. Brokered resale revenues reflect decreased resale volumes. Home selling expenses decreased as a result of lower volumes. Ancillary services revenues decreased primarily due to poor weather, mainly impacting our golf operations.

Other Income and Expenses
     The following table summarizes other income and expenses for the quarters ended March 31, 2007 and March 31, 2006 (amounts in thousands).

				%
	2007	2006	Variance	Change
Interest income	$537	$286	$251	87.8%
Income from other investments, net	4,966	4,503	463	10.3%
General and administrative	(3,671)	(3,223)	(448)	(13.9%)
Rent control initiatives	(436)	(94)	(342)	(363.8%)
Interest and related amortization	(25,793)	(24,596)	(1,197)	(4.9%)
Depreciation on corporate assets	(110)	(110)	—	—
Depreciation on real estate assets	(15,624)	(14,353)	(1,271)	(8.9%)

Total other expenses, net	$(40,131)	$(37,587)	$(2,544)	(6.8%)

     Interest income increased due to our Privileged Access note entered into in April 2006 offset by a decrease in interest received on our Chattel Loans. Income from other investments, net increased due to the previously discussed increase in ground lease activity with Privileged Access. General and administrative expense increased due to higher deferred compensation costs. Rent control initiatives increased primarily as a result of activity regarding Contempo Marin (See Note 9 — Commitments and Contingencies). Interest expense and depreciation expense increased primarily due to the 2006 acquisitions.
Equity in Income of Unconsolidated Joint Ventures
     During the quarter ended March 31, 2007, equity in income of unconsolidated joint ventures increased slightly due primarily to joint venture distributions exceeding cost basis offset by the acquisition of the remaining interests of several joint ventures.
Liquidity and Capital Resources
Liquidity
     As of March 31, 2007, the Company had zero in cash and cash equivalents and $178.6 million available on its lines of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities, proceeds from sale of Properties and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, Property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit the issuance of debt securities or additional equity securities in the Company, in addition to working capital. The table below summarizes cash flow activity for the quarters ended March 31, 2007 and 2006 (amounts in thousands).

	For the quarters ended
	March 31,
	2007	2006
Cash provided by operating activities	$42,012	$32,546
Cash provided by (used in) investing activities	1,455	(6,523)
Cash used in financing activities	(45,072)	(26,609)

Net decrease in cash	$(1,605)	$(586)

Operating Activities
     Net cash provided by operating activities increased $9.5 million for the quarter ended March 31, 2007. The increase reflects increased property operating income as a result of our acquisitions and a decrease in working capital requirements.
Investing Activities
     Net cash used in investing activities reflects the impact of the following investing activities:
Acquisitions
2007 Acquisitions
On January 29, 2007, the Company acquired the remaining 75% interest in a joint venture Property known as Mesa Verde, which is a 345-site resort Property on approximately 28 acres in Yuma, Arizona. The gross purchase price was approximately $5.9 million. We assumed a first mortgage loan of approximately $3.5 million with an interest rate of 4.94% per annum, maturing in 2008. The remainder of the acquisition price of approximately $1.8 million was funded with a withdrawal from the tax-deferred exchange account established as a result of the disposition of Lazy Lakes.
2006 Acquisitions
On March 22, 2006, the Company purchased the remaining interest in the Mezzanine Properties (the “Mezzanine Portfolio”) in which we had initially invested approximately $30.0 million to acquire preferred equity interests during the first quarter of 2004. The Mezzanine Portfolio consists of 11 Properties containing 5,057 sites: five Properties are located in Arizona, four in Florida, and one each in North Carolina and South Carolina. The total purchase price was approximately $105.0 million, including our existing investment in these Properties of $32.2 million and our general partnership investment of $1.4 million. The acquisition was funded by new debt financing of $47.1 million and assumed debt of approximately $25.9 million. Net working capital acquired included $3.2 million of rents received in advance and $0.4 million in other net payables. In connection with this acquisition we also purchased $1.9 million of inventory.
Certain purchase price adjustments may be made within one year following the acquisitions.
Dispositions
     On January 10, 2007, we sold Lazy Lakes, a 100-site resort Property in the Florida Keys, for proceeds of approximately $7.7 million. The Company recognized a gain of approximately $4.6 million. In order to potentially defer the taxable gain on the sale of Lazy Lakes, the sales proceeds, net of an eligible distribution of $2.4 million, were deposited in a tax-deferred exchange account pending a future like-kind acquisition. On January 29, 2007, approximately $1.8 million in the exchange account was used to acquire Mesa Verde.
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

Notes Receivable Activity
     During the first quarter of 2007, our $12.3 million loan receivable from Privileged Access that was scheduled to mature in April 2007 was refinanced. We received a principal repayment of $7.3 million and have a remaining note receivable balance of $5.0 million earning interest at LIBOR plus 5.75% per annum. Our note receivable is subordinate to a new $5.0 million loan that Privileged Access obtained from a bank. Both loans mature in 2010.
Investments in and distributions from unconsolidated joint ventures
     During the three months ended March 31, 2007, the Company invested $1.4 million in developing Properties at our Bar Harbor joint venture.
     During the three months ended March 31, 2007, the Company received approximately $2.7 million in distributions from our joint ventures. $2.6 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $0.1 million were classified as a return of capital and were included in investing activities.
     During the three months ended March 31, 2006, the Company received approximately $1.4 million in distributions from our joint ventures. $1.4 million of these distributions were classified as return on capital and were included in operating activities.
Capital Improvements
     Capital expenditures for improvements are identified by the Company as recurring capital expenditures (“Recurring CapEx”), site development costs and corporate costs. Recurring CapEx was approximately $3.3 million and $3.0 million for the quarters ended March 31, 2007 and March 31, 2006, respectively. Site development costs were approximately $2.9 million and $5.6 million for the quarters ended March 31, 2007 and 2006, respectively, and represent costs to develop expansion sites at certain of the Company’s Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home.
Financing Activities
Financing, Refinancing and Early Debt Retirement
     In connection with the acquisition of Mesa Verde, during the first quarter of 2007, the Company assumed $3.5 million in mortgage debt bearing interest at 4.94% per annum and maturing in May 2008. In addition the Company repaid approximately $1.9 million of mortgage debt in connection with the sale of Lazy Lakes. Refer to Note 4 — Investment in Real Estate for acquisition and disposition activity.
     During the first quarter of 2006, the Company assumed $25.9 million in mortgage debt on four of the eleven Properties related to the acquisition of the Mezzanine Portfolio. This debt was subsequently defeased and refinanced in the same year. In addition, the Company financed $47.1 million of mortgage debt to acquire the remaining seven Properties in the Mezzanine Portfolio.
     Throughout the quarter ended March 31, 2007, we borrowed $16.6 million and paid down $51.4 million on the lines of credit for a net pay-down of $34.8 million funded by the Company’s operations. The lines of credit bear interest at a per annum rate of LIBOR plus 1.65%.
Secured Debt
     As of March 31, 2007, our secured long-term debt balance was approximately $1.7 billion, with a weighted average interest rate including amortization in 2007 of approximately 6.1% per annum. The debt bears interest at rates between 4.94% and 10.0% per annum and matures on various dates mainly ranging from 2007 to 2016, with one additional loan maturing in 2027. Included in our debt balance are three capital leases with an imputed interest rate of 13.1% per annum. We do not have any significant long-term debt maturing in 2007 or 2008, with $205 million being the maximum amount maturing in any of the succeeding 5 years beginning in 2008. The weighted average term to maturity for the long-term debt is approximately 6.2 years.
Unsecured Debt
     We have two unsecured lines of credit of $225 million and $50 million which bear interest at a per annum rate of LIBOR plus 1.20% per annum and a 0.15% facility fee and 0.20% facility fee, respectively. The weighted average interest rate in 2007 for our unsecured debt was approximately 6.8% per annum. The balance outstanding as of March 31, 2007 was $96.4 million. In December 2006, we fixed one-year LIBOR on $75 million of our outstanding lines of credit balance.
Other Loans
     During the first quarter of 2007, the Company borrowed $4.3 million to finance its insurance premium payments. As of March 31, 2007, $3.6 million remained outstanding. This loan is due in August 2007 and bears interest at 5.10% per annum.
     Certain of the Company’s mortgage and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”), limitations on certain holdings and other restrictions.

     As of March 31, 2007, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

Contractual
Obligations	Total	2007(2)	2008	2009	2010(3)	2011	Thereafter
Long Term Borrowings (1)	$1,677,852	$37,506	$205,822	$85,892	$324,637	$65,099	$958,896
Weighted average interest rates	6.13%	7.12%	5.70%	6.99%	7.11%	5.64%	5.64%

(1)	Balance excludes net premiums and discounts of $5.0 million.

(2)	Includes principal amortizations and one loan maturing in November 2007 for approximately $20 million. We are currently assessing our refinancing options for this loan.

(3)	Includes lines of credit repayments in 2010 of $96 million. We have an option to extend this maturity for one year to 2011.
     Included in the above table are certain capital lease obligations totaling approximately $6.5 million. These agreements expire in June 2009 and are paid semi-annually at an imputed interest rate of 13.8% per annum.
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
     With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately seven years, with no more than $600 million in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, we believe that we will be able to repay such maturing debt from asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.
Equity Transactions
2007 Activity
     The 2007 quarterly distribution per common share is $0.15 per share, up from $0.075 per share in 2006. On April 13, 2007, the Company paid a $0.15 per share distribution for the quarter ended March 31, 2007 to stockholders of record on March 30, 2007. On March 30, 2007, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     During the quarter ended March 31, 2007, we received approximately $2.5 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).

2006 Activity
     On April 14, 2006, the Company paid a $0.075 per share distribution for the quarter ended March 31, 2006 to stockholders of record on March 30, 2007. On March 31, 2006, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million of Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     During the quarter ended March 31, 2006, we received approximately $1.2 million in proceeds from the issuance of common stock through stock option exercises and the ESPP.
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
     The following table presents a calculation of FFO for the quarters ended March 31, 2007 and March 31, 2006 (amounts in thousands):

	Quarters Ended
	March 31,
	2007	2006
Computation of funds from operations:
Net income available for common shares	$16,160	$10,073
Income allocated to common OP Units	3,890	2,632
Depreciation on real estate assets	15,624	14,353
Depreciation on unconsolidated joint ventures	366	447
Depreciation on discontinued real estate	—	21
Gain on the sale of discontinued real estate	(4,586)	—

Funds from operations available for common shares	$31,454	$27,526

Weighted average common shares outstanding — fully diluted	30,351	30,180

Item 3. Quantitative and Qualitative Disclosure of Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At March 31, 2007, approximately 93% or approximately $1.6 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $95.5 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $101.7 million.
     At March 31, 2007, approximately 7% or approximately $116 million of our outstanding debt was at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings and cash flows would increase/decrease by approximately $1.2 million annually.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.
     Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting
     There were no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007.

Part II — Other Information
Item 1. Legal Proceedings
     See Note 9 of the Consolidated Financial Statements contained herein.
Item 1A. Risk Factors
     With the exception of the following there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2006.
     Some Potential Losses Are Not Covered by Insurance. We carry comprehensive insurance coverage for losses resulting from property damage, liability claims and business interruption on all of our Properties. We believe the policy specifications and coverage limits of these policies are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims that generally are not insured. Should an uninsured loss or a loss in excess of coverage limits occur, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property.
     During the quarter ended March 31, 2007, we renewed our property and casualty insurance policies through March 31, 2008. We have a $100 million property insurance program. The program limits coverage to $10 million annually for losses associated with earthquakes and floods. In addition, losses resulting from hurricanes are limited to $10 million per occurrence. As we reviewed options available in the market, we determined that deductible amounts would be significantly higher than in previous years. The deductibles related to named windstorms, earthquakes, and floods are five percent of insurable value (property values plus 25 percent of business interruption) per occurrence. The deductibles under our previous policy were two percent of property values per occurrence. The larger deductibles expose us to larger potential uninsured losses.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
10.1	Form of Stock Option Award Agreement

10.2	Form of Restricted Stock Award Agreement

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

	BY:	/s/ Thomas P. Heneghan
Thomas P. Heneghan
President and Chief Executive Officer
DATE: May 9, 2007		(Principal executive officer)

	BY:	/s/ Michael B. Berman
Michael B. Berman
Executive Vice President and
Chief Financial Officer
(Principal financial and
DATE: May 9, 2007		accounting officer)