Form 10-Q
period 2007-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2007-08-09
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-11718
EQUITY LIFESTYLE PROPERTIES, INC.
(Exact name of registrant as specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-3857664 (I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 800, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)
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
24,346,356 shares of Common Stock as of July 28, 2007.

Equity LifeStyle Properties, Inc.

Part I — Financial Information
Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of June 30, 2007 and December 31, 2006
(amounts in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Investment in real estate:
Land	$534,162	$531,302
Land improvements	1,685,016	1,664,964
Buildings and other depreciable property	145,964	141,194

	2,365,142	2,337,460
Accumulated depreciation	(467,071)	(435,809)

Net investment in real estate	1,898,071	1,901,651
Cash and cash equivalents	696	1,605
Notes receivable	15,823	22,045
Investment in joint ventures	14,755	14,718
Rents receivable, net	1,512	1,294
Deferred financing costs, net	13,344	14,799
Inventory	69,517	70,091
Escrow deposits and other assets	32,514	29,628

Total Assets	$2,046,232	$2,055,831

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable and other loans	$1,583,968	$1,586,012
Unsecured lines of credit	98,600	131,200
Accrued payroll and other operating expenses	35,043	30,936
Accrued interest payable	9,050	9,066
Rents received in advance and security deposits	37,090	36,454
Distributions payable	4,526	2,251

Total Liabilities	1,768,277	1,795,919

Commitments and contingencies	—	—
Minority interest — Common OP Units and other	15,700	12,794
Minority interest — Perpetual Preferred OP Units	200,000	200,000
Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 100,000,000 shares authorized; 24,344,817 and 23,928,652 shares issued and outstanding for June 30, 2007 and December 31, 2006, respectively	236	229
Paid-in capital	309,117	304,483
Distributions in excess of accumulated earnings	(247,098)	(257,594)

Total Stockholders’ Equity	62,255	47,118

Total Liabilities and Stockholders’ Equity	$2,046,232	$2,055,831

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Quarters and Six Months Ended June 30, 2007 and 2006
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Property Operations:
Community base rental income	$59,025	$56,409	$117,824	$111,740
Resort base rental income	22,058	19,899	53,779	46,647
Utility and other income	9,178	7,768	19,278	15,906

Property operating revenues	90,261	84,076	190,881	174,293

Property operating and maintenance	31,240	29,470	62,429	57,104
Real estate taxes	7,251	6,749	14,609	13,342
Property management	4,706	4,374	9,364	9,225

Property operating expenses (exclusive of depreciation shown separately below)	43,197	40,593	86,402	79,671

Income from property operations	47,064	43,483	104,479	94,622

Home Sales Operations:
Gross revenues from inventory home sales	9,177	18,068	18,284	30,000
Cost of inventory home sales	(8,130)	(15,793)	(16,247)	(26,104)

Gross profit from inventory home sales	1,047	2,275	2,037	3,896
Brokered resale revenues, net	450	618	943	1,275
Home selling expenses	(1,749)	(2,441)	(4,000)	(4,914)
Ancillary services revenues, net	(116)	200	1,424	2,006

(Loss) Income from home sales operations and other	(368)	652	404	2,263
Other Income (Expenses):
Interest income	425	553	962	839
Income from other investments, net	5,118	4,779	10,084	9,282
General and administrative	(3,680)	(3,578)	(7,351)	(6,801)
Rent control initiatives	(999)	(204)	(1,435)	(298)
Interest and related amortization	(25,685)	(26,232)	(51,478)	(50,828)
Depreciation on corporate assets	(111)	(100)	(221)	(210)
Depreciation on real estate assets	(15,707)	(15,080)	(31,331)	(29,433)

Total other expenses, net	(40,639)	(39,862)	(80,770)	(77,449)

Income before minority interests, equity in income of unconsolidated joint ventures and discontinued operations	6,057	4,273	24,113	19,436

Income allocated to Common OP Units	(390)	(327)	(3,366)	(2,903)
Income allocated to Perpetual Preferred OP Units	(4,039)	(4,038)	(8,070)	(8,068)
Equity in (loss) income of unconsolidated joint ventures	(9)	1,339	1,310	2,643

Income from continuing operations	1,619	1,247	13,987	11,108

Discontinued Operations:
Discontinued operations	18	178	138	467
Depreciation on discontinued operations	—	(21)	—	(42)
(Loss) Gain on sale from discontinued real estate	—	(192)	4,586	(192)
Income (Loss) allocated to Common OP Units from discontinued operations	(3)	7	(917)	(49)

Income (Loss) from discontinued operations	15	(28)	3,807	184

Net income available for Common Shares	$1,634	$1,219	$17,794	$11,292

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations (Continued)
For the Quarters and Six Months Ended June 30, 2007 and 2006
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Earnings per Common Share — Basic:
Income from continuing operations	$0.07	$0.05	$0.58	$0.47
Income from discontinued operations	0.00	0.00	0.16	0.01

Net income available for Common Shares	$0.07	$0.05	$0.74	$0.48

Earnings per Common Share — Fully Diluted:
Income from continuing operations	$0.07	$0.05	$0.57	$0.46
Income from discontinued operations	0.00	0.00	0.16	0.01

Net income available for Common Shares	$0.07	$0.05	$0.73	$0.47

Distributions declared per Common Share outstanding	$0.15	$0.075	$0.30	$0.15

Weighted average Common Shares outstanding — basic	24,133	23,384	24,023	23,358

Weighted average Common Shares outstanding — fully diluted	30,431	30,205	30,403	30,197

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(amounts in thousands)
(unaudited)

	June 30,	June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$17,794	$11,292
Adjustments to reconcile net income to cash provided by operating activities:
Income allocated to minority interests	12,353	11,020
(Gain) loss on sale of discontinued real estate	(4,586)	192
Depreciation expense	32,286	30,693
Amortization expense	1,454	1,415
Debt premium amortization	(809)	(696)
Equity in income of unconsolidated joint ventures	(2,045)	(3,651)
Distributions from unconsolidated joint ventures	3,395	2,287
Accrued long term incentive plan compensation	91	—
Amortization of stock-related compensation	2,116	1,517
Decrease in provision for uncollectible rents receivable	(10)	(6)
Increase in provision for inventory reserve	62	—
Changes in assets and liabilities:
Rents receivable	(241)	(168)
Inventory	(909)	(11,090)
Escrow deposits and other assets	(2,390)	(3,123)
Accrued payroll and other operating expenses	7,468	7,820
Rents received in advance and security deposits	312	2,218

Net cash provided by operating activities	66,341	49,720

Cash Flows From Investing Activities:
Acquisition of real estate	(7,158)	(19,931)
Disposition of real estate	7,725	—
Joint Ventures:
Investments in	(2,417)	(865)
Distributions from	114	1,647
Net repayment (borrowings) of notes receivable	6,222	(11,172)
Improvements:
Corporate	(356)	(178)
Rental properties	(7,625)	(6,366)
Site development costs	(6,804)	(9,813)

Net cash used in investing activities	(10,299)	(46,678)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	2,892	1,572
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(14,871)	(11,020)
Lines of credit:
Proceeds	55,000	94,200
Repayments	(87,600)	(83,900)
Principal repayments on disposition	(1,992)	—
Principal repayments	(10,308)	(8,041)
New financing proceeds	—	5,617
Debt issuance costs	(72)	(1,135)

Net cash used in financing activities	(56,951)	(2,707)

Net (decrease) increase in cash and cash equivalents	(909)	335
Cash and cash equivalents, beginning of year	1,605	610

Cash and cash equivalents, end of period	$696	$945

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Six Months Ended June 30, 2007 and 2006
(amounts in thousands)
(unaudited)

	June 30,	June 30,
	2007	2006
Supplemental Information:
Cash paid during the period for interest	$50,875	$49,064
Non-cash investing and financing activities:
Real estate acquisition and disposition
Mortgage debt assumed and financed on acquisition of real estate	$7,437	$72,998
Seller financing on Mid-Atlantic portfolio transaction	$—	$(3,425)
Mezzanine and joint venture investments applied to real estate acquisition	$182	$32,118
Other assets and liabilities, net, acquired on acquisition of real estate	$—	$4,583
Financing fees incurred on acquisition of real estate	$—	$(809)
Proceeds from loan to pay insurance premiums	$4,300	$3,638
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
Presentation:
     These unaudited Consolidated Financial Statements have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2006 Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2006 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full year results.
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
     The Company has applied Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”) — an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). The objective of FIN 46R is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company has also applied Emerging Issues Task Force Issue No. 04-5 — Investor’s Accounting for an Investment in Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights (“EITF 04-5”), which determines whether a general partner or the general partners as a group control a limited partnership or similar entity and therefore should consolidate the entity. The Company will apply FIN 46R and EITF 04-5 to all types of entity ownership (general and limited partnerships and corporate interests).
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
(d) Inventory
     Inventory primarily consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Inventory is recorded net of an inventory reserve of $642,000 and $580,000 as of June 30, 2007 and December 31, 2006, respectively. Resale revenues are stated net of commissions paid to employees of $491,000 and $703,000 for the six months ended June 30, 2007 and 2006, respectively.
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
     For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time the Company has a commitment to sell the Property and/or is actively marketing the Property for sale. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded. The Company accounts for its Properties held for disposition in accordance with the Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations for all assets sold or held for sale have been classified as discontinued operations in all periods presented.

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
(i) Income from Other Investments, net
     Income from other investments, net primarily includes revenue relating to the Company’s ground leases with Privileged Access L.P. (“Privileged Access”). The ground leases with Privileged Access for approximately 24,100 sites at 81 of the Company’s Properties are accounted for in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases. The Company recognized income related to these ground leases of approximately $5.0 million and $9.9 million for the quarter and six months ended June 30, 2007, respectively.

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
     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of July 28, 2007, the Company estimates its total claim to be $20.1 million of which, approximately $18.9 million of claims, including business interruption, have been submitted to our insurance companies for reimbursement. Through June 30, 2007, the Company has made total expenditures of approximately $15.1 million and may incur additional expenditures to complete the work necessary to restore our Properties to their pre-hurricanes condition. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $6.3 million of these expenditures have been capitalized per the Company’s capitalization policy through June 30, 2007.
     Approximately 33 Properties located in southern Florida were impacted by Hurricane Wilma in October 2005. As of July 28, 2007, approximately $4.4 million of claims have been submitted to our insurance company for reimbursement. Through June 30, 2007, the Company has made total expenditures of approximately $2.5 million and may incur additional costs in the future. Through June 30, 2007, $1.6 million has been charged to operations ($0.3 million in 2006 and $1.3 million in 2005) and $0.6 million was capitalized to fixed assets.
     The Company has received proceeds from insurance carriers of approximately $5.6 million through June 30, 2007. Approximately $1.5 million is included in other assets as a receivable from insurance providers as of June 30, 2007 and December 31, 2006, respectively.
     On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. See Note 10 “Commitments and Contingencies” for further discussion of this lawsuit.
(k) Deferred Financing Costs
     Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit, unamortized deferred financing fees are accounted for in accordance with EITF No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements. Accumulated amortization for such costs was $10.7 million and $9.4 million at June 30, 2007 and December 31, 2006, respectively.
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
     The following table sets forth the computation of basic and diluted earnings per common share for the quarters and six months ended June 30, 2007 and June 30, 2006 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerators:
Income from Continuing Operations:
Income from continuing operations — basic	$1,619	$1,247	$13,987	$11,108
Amounts allocated to dilutive securities	390	327	3,366	2,903

Income from continuing operations — fully diluted	$2,009	$1,574	$17,353	$14,011

Income (Loss) from Discontinued Operations:
Income (Loss) from discontinued operations — basic	$15	$(28)	$3,807	$184
Amounts allocated to dilutive securities	3	(7)	917	49

Income (Loss) from discontinued operations — fully diluted	$18	$(35)	$4,724	$233

Net Income Available for Common Shares — Fully Diluted:
Net income available for Common Shares — basic	$1,634	$1,219	$17,794	$11,292
Amounts allocated to dilutive securities	393	320	4,283	2,952

Net income available for Common Shares — fully diluted	$2,027	$1,539	$22,077	$14,244

Denominator:
Weighted average Common Shares outstanding — basic	24,133	23,384	24,023	23,358
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	5,838	6,201	5,904	6,204
Employee stock options and restricted shares	460	620	476	635

Weighted average Common Shares outstanding — fully diluted	30,431	30,205	30,403	30,197

Note 3 — Common Stock and Other Equity Related Transactions
     On July 13, 2007, the Company paid a $0.15 per share distribution for the quarter ended June 30, 2007 to stockholders of record on June 29, 2007. On April 13, 2007, the Company paid a $0.15 per share distribution for the quarter ended March 31, 2007 to stockholders of record on March 30, 2007. On June 29, 2007 and March 30, 2007, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 4 — Investment in Real Estate
     Investment in real estate is comprised of (amounts in thousands):

Properties Held for Long Term	June 30,	December 31,
	2007	2006
Investment in real estate:
Land	$529,645	$525,969
Land improvements	1,664,720	1,642,234
Buildings and other depreciable property	144,815	140,042

	2,339,180	2,308,245
Accumulated depreciation	(457,717)	(426,215)

Net investment in real estate	$1,881,463	$1,882,030

Properties Held for Sale	June 30,	December 31,
	2007	2006
Investment in real estate:
Land	$4,517	$5,333
Land improvements	20,296	22,730
Buildings and other depreciable property	1,149	1,152

	25,962	29,215
Accumulated depreciation	(9,354)	(9,594)

Net investment in real estate	$16,608	$19,621

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, furniture, fixtures and equipment.
     On June 27, 2007, the Company purchased the remaining 75% interest in a Diversified Investments joint venture Property known as Winter Garden, which is a 350-site resort Property on approximately 27 acres in Winter Garden, Florida. The gross purchase price was approximately $10.9 million, and we assumed a second mortgage loan of approximately $4.0 million with an interest rate of 4.3% per annum, maturing in September 2008. The remainder of the acquisition price, net of a credit for our existing 25% interest, was funded with proceeds from the Company’s line of credit and a withdrawal of approximately $3.7 million from the tax-deferred exchange account established as a result of the sale of Lazy Lakes discussed below.
     On January 29, 2007, the Company acquired the remaining 75% interest in a Diversified Investments joint venture Property known as Mesa Verde, which is a 345-site resort Property on approximately 28 acres in Yuma, Arizona. The gross purchase price was approximately $5.9 million and includes $0.3 million in prepaid rent. We assumed a first mortgage loan of approximately $3.5 million with an interest rate of 4.94% per annum, maturing in 2008. The remainder of the acquisition price, net of a credit for our existing 25% interest, was funded with a withdrawal from the tax-deferred account established as a result of the sale of Lazy Lakes discussed below.
     On January 10, 2007, the Company sold Lazy Lakes, a 100-site resort Property in the Florida Keys for proceeds of approximately $7.7 million and a gain on sale of approximately $4.6 million. The proceeds were deposited in a tax-deferred exchange account and were subsequently used for the acquisition of Winter Garden discussed above.

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
     The Company actively seeks to acquire additional Properties and currently is engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages, which may include contracts outstanding, to acquire certain Properties, which are subject to satisfactory completion of our due diligence review.
     As of June 30, 2007, the Company had four Properties designated as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. As such, the results from operations of these four Properties, two Properties sold in April 2006 and one Property sold in January 2007 are classified as income from discontinued operations. The Properties classified as held for disposition as of June 30, 2007 are listed in the table below.

Property	Location	Sites
Casa Village	Billings, MT	490
Creekside	Wyoming, MI	165
Del Rey	Albuquerque, NM	407
Holiday Village	Sioux City, IA	519
     On July 6, 2007, the Company sold Del Rey for proceeds of approximately $13 million. The remaining three Properties held for disposition were in various stages of negotiations and the Company expects to sell these Properties for proceeds greater than their net book value.
     The following table summarizes the combined results of operations of the four Properties held for sale and three previously sold Properties for the quarters and six months ended June 30, 2007 and 2006, respectively (amounts in thousands).

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Rental income	$780	$967	$1,616	2,242
Utility and other income	72	82	137	196

Property operating revenues	852	1,049	1,753	2,438
Property operating expenses	(570)	(616)	(1,120)	(1,462)

Income from property operations	282	433	633	976

(Loss) income from home sales operations	(31)	10	(28)	18

Interest and Amortization	(233)	(265)	(467)	(527)
Depreciation	—	(21)	—	(42)

Total other expenses	(233)	(286)	(467)	(569)

(Loss) gain on sale of property	—	(192)	4,586	(192)

Minority interest	(3)	7	(917)	(49)

Net income (loss) from discontinued operations	$15	$(28)	$3,807	$184

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 5 — Investment in Joint Ventures
     The Company recorded approximately $1.3 million and $2.6 million of net income from joint ventures, net of approximately $0.7 million and $1.0 million of depreciation expense for the six months ended June 30, 2007 and 2006, respectively. The Company received approximately $3.5 million and $3.9 million in distributions from such joint ventures for the six months ended June 30, 2007 and 2006, respectively. Approximately $3.4 million and $2.3 million of such distributions were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006, respectively. The remaining distributions were classified as return of capital and classified as investing activities on the Consolidated Statements of Cash Flows. Approximately $2.0 million and $0.5 million of the distributions received in the six months ended June 30, 2007 and 2006, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures.
     The following table summarizes the Company’s investments in unconsolidated joint ventures (with the number of Properties shown parenthetically as of June 30, 2007 and December 31, 2006, respectively):

		Number	Economic	Investment as of	Investment as of
Investment	Location	of Sites	Interest (a)	June 30, 2007	Dec. 31, 2006
				(in thousands)	(in thousands)
Meadows Investments	Various (2,2)	1,027	50%	$79	$660
Lakeshore Investments	Florida (2,2)	342	90%	20	65
Other Investments	Various (11,13)(b)	4,904	25%	4,038	5,373
Maine Portfolio	Maine (3,3)	495	60%	10,618	8,620

		6,768		$14,755	$14,718

(a)	The percentages shown approximate the Company’s economic interest as of June 30, 2007. The Company’s legal ownership interest may differ.

(b)	The Company purchased the remaining interest in two Diversified Investments in January 2007 and June 2007 (see Note 4 — Investment in Real Estate).

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 5 — Investment in Joint Ventures (continued)
Unconsolidated Real Estate Joint Venture Financial Information
     The following tables present combined summarized financial information of the unconsolidated real estate joint ventures (amounts in thousands).

Balance Sheets
	As of
	June 30,	December 31,
	2007	2006
Assets
Real estate, net	$117,868	$101,180
Other assets	9,677	9,063

Total assets	$127,545	$110,243

Liabilities & Equity
Mortgage debt & other loans	$112,382	$90,724
Other liabilities	11,810	10,108
Partners’ equity	3,353	9,411

Total liabilities and equity	$127,545	$110,243

Statements of Operations
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Rentals	$5,074	$4,882	$9,846	$10,710
Other Income	901	1,353	2,320	3,321

Total Revenues	5,975	6,235	12,166	14,031

Operating Expenses	3,278	3,340	6,540	7,830
Interest	1,407	1,441	2,971	3,587
Other (Income) & Expenses	(6,348)	(4,257)	(8,303)	(3,855)
Depreciation & Amortization	1,170	1,702	2,365	4,164

Total (Income) Expenses	(493)	2,226	3,573	11,726

Net Income	$6,468	$4,009	$8,593	$2,305

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 6 — Notes Receivable
     As of June 30, 2007 and December 31, 2006, the Company had approximately $15.8 million and $22.0 million in notes receivable, respectively. As of June 30, 2007, the Company has approximately $10.4 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.4%, have a weighted average term remaining of approximately 9 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of $110,000 as of June 30, 2007 and December 31, 2006. During the six months ended June 30, 2007, approximately $0.6 million was repaid and an additional $1.7 million was loaned to homeowners. As of June 30, 2007 and December 31, 2006, the Company had approximately $0.4 million in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of common OP Units and partnership interests in certain joint ventures.
     As of December 31, 2006, we had a note receivable from Privileged Access of approximately $12.3 million. During the quarter ended March 31, 2007, we received a principal repayment of $7.3 million and have a remaining note receivable balance of $5.0 million as of June 30, 2007, earning interest at LIBOR plus 5.75% per annum. The note receivable is subordinate to a $5.0 million loan that Privileged Access obtained from a bank at the same time the note was refinanced. Both loans mature in 2010.
Note 7 — Long-Term Borrowings
     In connection with the acquisition of Mesa Verde, during the first quarter of 2007, the Company assumed $3.5 million in mortgage debt bearing interest at 4.94% per annum and maturing in May 2008. In connection with the acquisition of Winter Garden, during the second quarter of 2007, the Company assumed $4.0 million in mortgage debt bearing interest at 4.3% per annum and maturing in September 2008. In addition, the Company repaid approximately $1.9 million in mortgage debt financing in connection with the sale of Lazy Lakes. Refer to Note 4 — Investment in Real Estate for acquisition and disposition activity.
     As of June 30, 2007 and December 31, 2006, the Company had outstanding mortgage indebtedness on Properties held for long term investment of approximately $1,569 million, and approximately $15.0 million and $17.0 million of mortgage indebtedness, on Properties held for sale as of June 30, 2007 and December 31, 2006, respectively. The weighted average interest rate, including amortization expense, on long-term borrowings for the six months ending June 30, 2007 and the year ending December 31, 2006, was approximately 6.1% per annum. The debt bears interest at rates of 4.94% to 10.00% per annum and matures on various dates ranging from 2007 to 2016, with one additional loan maturing in 2027. Included in our debt balance are three capital leases with an imputed interest rate of 13.1% per annum. The debt encumbered a total of 165 and 164 of the Company’s Properties as of June 30, 2007 and December 31, 2006, respectively, and the carrying value of such Properties was approximately $1,773 million and $1,746 million, respectively, as of such dates.
     As of June 30, 2007 and December 31, 2006, the Company had $176.4 million and $143.8 million, respectively, available to be drawn on its $275 million lines of credit. The weighted average interest rate for the six months ending June 30, 2007 and the year ending December 31, 2006 was 6.83% and 6.25% per annum, respectively.
Note 8 — Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which was adopted on July 1, 2005.
     Stock-based compensation expense was approximately $2.1 million and $1.5 million for the six months ended June 30, 2007 and 2006, respectively.
     Pursuant to the Stock Option Plan as discussed in Note 12 to the 2006 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options (“Options”). During the six months ended June 30, 2007, Options for 132,788 shares of common stock were exercised for gross proceeds of approximately $2.3 million.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 8 — Stock-Based Compensation (continued)
     On January 31, 2007, the Company awarded restricted stock grants for 8,000 shares of common stock at a fair market value of approximately $442,000, and awarded Options to purchase 115,000 shares of common stock with an exercise price of $55.23 per share to certain members of the Board of Directors for services rendered in 2006. One-third of the Options to purchase common stock and the shares of restricted common stock covered by these awards vests on each of December 31, 2007, December 31, 2008, and December 31, 2009.
     On May 15, 2007, the Company awarded restricted stock grants for 10,000 shares of common stock at a fair market value of approximately $542,000, and awarded Options to purchase 30,000 shares of common stock with an exercise price of $54.20 per share to members of the Board of Directors for services rendered in 2007. One-third of the Options to purchase common stock vest on the date six months after the grant date, one-third vest on the first anniversary of the grant date and one-third vest on the second anniversary of the grant date.
Note 9 — Long-Term Cash Incentive Plan
     On May 15, 2007, the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (the “Plan”) to provide a long-term cash bonus opportunity to certain members of the Company’s management and executive officers. The total cumulative payment for all participant’s (the Eligible Payment) is based upon certain performance conditions being met. Such performance conditions include the Company’s Compound Annual Funds From Operations Per Share Growth Rate over the three-year period ending December 31, 2009, which is further adjusted upward or downward based on the Company’s Total Return compared to a selected peer group. The Company accounts for the Plan in accordance with SFAS 123(R). As of June 30, 2007, the Company had accrued compensation expense of approximately $91,000 related to the Plan.
Note 10 — Commitments and Contingencies
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
Note 10 — Commitments and Contingencies (continued)
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
     The Company also had pending a claim seeking a declaration that the Company could close the Property and convert it to another use which claim was not tried in 2002. The United States Supreme Court issued the property rights rulings in 2005 and subsequently on January 27, 2006, the Court hearing the San Rafael cases issued a ruling that granted the Company’s motion for leave to amend to assert alternative takings theories in light of the United States Supreme Court’s decisions. The Court’s ruling also denied the Company’s post trial motions related to the settlement agreement and dismissed the park closure claim without prejudice to the Company’s ability to reassert such claim in the future. As a result, the Company has filed a new complaint challenging the City’s ordinance as violating the takings clause and substantive due process. The City of San Rafael filed a motion to dismiss the amended complaint. On December 5, 2006, the Court denied portions of the City’s motion to dismiss that had sought to eliminate certain of the Company’s taking claims and substantive due process claims. The Company’s claims against the City were tried in a bench trial during April 2007. Post-trial briefing occurred during May 2007. On July 26, 2007, the United States District Court for the Northern District of California issued Preliminary Findings of Facts and Legal Standards, Preliminary Conclusions of Law and Request for Further Briefing (“Preliminary Findings”) in this matter. The Company has filed the Preliminary Findings on Form 8-K on August 2, 2007.
     The Company’s efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin (“CMHOA”), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believed had been agreed to by the CMHOA in a settlement agreement. The CMHOA continued to seek damages from the Company in this matter. The Company reached a settlement with the CMHOA in this matter which allows the Company to recover $3.72 of the requested monthly pass-through and does not provide for the payment of any damages to the CMHOA. Both the CMHOA and the Company brought motions to recover their respective attorneys’ fees in the matter, which motions were heard by the Court in January 2007. On January 12, 2007, the Court granted CMHOA’s motion for attorneys’ fees in the amount of $347,000 and denied the Company’s motion for attorneys’ fees. These fees have been fully accrued by the Company as of December 31, 2006. The Company has appealed both decisions. The Company believes that such lawsuits will be a consequence of the Company’s efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 10 — Commitments and Contingencies (continued)
     Similarly, in June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinances and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The court of appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand the trial court is directed to decide the issue of damages to the Company which the Company believes is consistent with the Company receiving the economic benefit of invalidating one of the ordinances, consistent with the fact that the Company was economically impacted by the fact that the ordinances contained unconstitutional provisions that have not been severed and also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. In the remand action, the City of Santee filed a motion seeking restitution of amounts collected by the Company following the judgment which motion was denied. The Company intends to vigorously pursue its damages in the remand action and to vigorously defend the two new lawsuits. Opening arguments in this matter are currently scheduled to be given in August 2007 with the Court to thereafter determine when evidence will be presented.
     In addition, the Company has sued the City of Santee in federal court alleging all three of the ordinances are unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. Thus, it is the Company’s position that the ordinances are subject to invalidation as a matter of law in the federal court action. Separately, the Federal District Court granted the City’s Motion for Summary Judgment in the Company’s federal court lawsuit. This decision was based not on the merits, but on procedural grounds, including that the Company’s claims were moot given its success in the state court case. The Company appealed the decision, and on May 3, 2007 the United States Court of Appeals for the Ninth Circuit affirmed the District Court’s decision on procedural grounds. The Company intends to continue to pursue an adjudication of its rights on the merits in Federal Court through claims that are not subject to such procedural defenses.
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
     As a result of the Company’s efforts to achieve a level of regulatory fairness in California, a commercial lending company, 21st Mortgage Corporation, a Delaware corporation, sued MHC Financing Limited Partnership. Such lawsuit asserts that certain rent increases implemented by the partnership pursuant to the rights afforded to the property owners under the City of San Jose’s rent control ordinance were invalid or unlawful. 21st Mortgage has asserted that it should benefit from the vacancy control provisions of the City’s ordinance as if 21st Mortgage were a

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 10 — Commitments and Contingencies (continued)
“homeowner” and contrary to the ordinance’s provision that rents may be increased without restriction upon termination of the homeowners’ tenancy. In each of the disputed cases, the Company believes it had terminated the tenancy of the homeowner (21st Mortgage’s borrower) through the legal process. The Court, in granting 21st Mortgage’s motion for summary judgment, has indicated that 21st Mortgage may be a “homeowner” within the meaning of the ordinance. The Company does not believe that 21st Mortgage can show that it has ever applied for tenancy, entered into a rental agreement or been accepted as a homeowner in the communities. Moreover, California Civil Code Section 798.21 specifically exempts non-principal residents from the benefits of rent control. The Company intends to continue vigorously defending this matter.
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
     The Company settled this matter in May 2007 by agreeing to make certain improvements to the operation of the Property’s sanitary collection system and without the payment of any monetary damages to the District.
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

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 10 — Commitments and Contingencies (continued)
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
     On January 12, 2006, the Company was served with a complaint filed in Indian River County Circuit Court on behalf of a purported class of homeowners at Countryside at Vero Beach. The complaint includes counts for alleged violations of the Florida Mobile Home Act and the Florida Deceptive and Unfair Trade Practices Act, and claims that the Company required homeowners to pay water and sewer impact fees, either to the Company or to the County, “as a condition of initial or continued occupancy in the Park”, without properly disclosing the fees in advance and notwithstanding the Company’s position that all such fees were fully paid in connection with the settlement agreement described above. On February 8, 2006, the Company served its motion to dismiss the complaint. In May 2007, the Court granted the Company’s motion to dismiss, but also allowed the plaintiff to amend their complaint. The Company will vigorously defend the lawsuit.
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
Hurricane Claim Litigation
     On June 22, 2007 the Company filed suit, in the Circuit Court of Cook County, Illinois (Case No. 07CH16548), against its insurance carriers, Hartford Fire Insurance Company, Essex Insurance Company, Lexington Insurance Company, and Westchester Surplus Lines Insurance Company, regarding a coverage dispute arising from losses suffered by the Company as a result of hurricanes that occurred in Florida in 2004 and 2005. The Company also brought claims against Aon Risk Services, Inc. of Illinois, the Company’s insurance broker, regarding the procurement of appropriate insurance coverage for the Company. The Company is seeking declaratory relief establishing the coverage obligations of its carriers, as well as a judgment for breach of contract, breach of the covenant of good faith and fair dealing, unfair settlement practices and, as to Aon, for failure to provide ordinary care in the selling and procuring of insurance. The claims involved in this action exceed $11 million.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 10 — Commitments and Contingencies (continued)
Brennan Beach
     The Company has learned that the Law Enforcement Division of the New York Department of Environmental Compliance (“DEC”) is investigating certain allegations relating primarily to the operation of the onsite wastewater distribution plant at Brennan Beach, which is located in Pulaski, New York. No formal notices have been issued to the Company asserting specific violations and the Company is cooperating with the DEC investigation.
Other
     The Company is involved in various other legal proceedings arising in the ordinary course of business. Such proceedings include, but are not limited to, notices, consent decrees and other similar enforcement actions by governmental agencies relating to the Company’s water and wastewater treatment plants. Additionally, in the ordinary course of business, the Company’s operations are subject to audit by various taxing authorities. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company. In addition, to the extent any such proceedings or audits relate to newly acquired Properties, the Company considers any potential indemnification obligations of sellers in favor of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The Company is a fully-integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of June 30, 2007, the Company owned or had an ownership interest in a portfolio of 310 Properties located throughout the United States and Canada containing 112,865 residential sites. These Properties are located in 30 states and British Columbia (with the number of Properties in each state or province shown parenthetically): Florida (86), California (47), Arizona (35), Texas (15), Pennsylvania (13), Washington (13), Colorado (10), Oregon (9), Delaware (7), North Carolina (8), Nevada (6), Wisconsin (6), Indiana (5), Maine (6), New York (5), Virginia (8), Illinois (4), Michigan (3), South Carolina (3), Massachusetts (4), New Jersey (4), Ohio (2), Tennessee (2), Utah (2), Alabama (1), Iowa (1), Kentucky (1), Montana (1), New Hampshire (1), New Mexico (1), and British Columbia (1).
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

The following chart lists the Properties acquired, invested in, or sold since January 1, 2006.

Property	Transaction Date	Sites
Total Sites as of January 1, 2006		106,337
Property or Portfolio (# of Properties in parentheses):
Thousand Trails (2)	April 14, 2006	624
Mid-Atlantic Portfolio (7)	April 25, 2006	1,594
Tranquil Timbers (1)	June 13, 2006	270
Outdoor World Portfolio (15)	December 15, 2006	3,962
Joint Ventures:
Morgan Portfolio (5)	Various, 2006	1,134
Expansion Site Development and other:
Sites added (reconfigured) in 2006		134
Sites added (reconfigured) in 2007		9
Dispositions:
Indian Wells (Joint Venture)	April 18, 2006	(350)
Forest Oaks	April 25, 2006	(227)
Windsong	April 25, 2006	(268)
Blazing Star (Joint Venture)	June 29, 2006	(254)
Lazy Lakes	January 10, 2007	(100)

Total Sites as of June 30, 2007		112,865

     Since December 31, 2005, the gross investment in real estate has increased from $2,153 million to $2,365 million as of June 30, 2007.

Outlook
     Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.
     We have approximately 64,800 annual sites, approximately 8,300 seasonal sites, which are leased to customers generally for three to six months, and approximately 8,900 transient sites, occupied by customers who lease sites on a short-term basis. We expect to service over 100,000 customers with these transient sites. However, we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 24,100 membership sites for which we currently receive ground rent of approximately $21.1 million annually. This rent is classified in Income from other investments, net in the Consolidated Statements of Operations. We also have interests in Properties containing approximately 6,800 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

	Total Sites as of	Total Sites as of
	June 30,	December 31,
	2007	2006
	(rounded to 000s)	(rounded to 000s)
Community sites (1)	45,700	45,700
Resort sites (2):
Annual	19,100	18,900
Seasonal	8,300	8,000
Transient	8,900	8,800
Membership (3)	24,100	24,100
Joint Ventures (4)	6,800	7,500

	112,900	113,000

(1)	Includes 1,581 sites from discontinued operations of which 407 sites sold in July 2007.

(2)	Total sites as of December 31, 2006 includes 100 sites from discontinued operations, subsequently sold in January 2007.

(3)	All sites are currently leased to Privileged Access.

(4)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.
Supplemental Property Disclosure
     We provide the following disclosures with respect to certain assets:
•	Monte Vista — Monte Vista is a lifestyle-oriented resort Property located in Mesa, Arizona containing approximately 56 acres of vacant land. We have obtained approval to develop 275 manufactured home and 240 RV sites on this land. In connection with evaluating the development of Monte Vista, we evaluated selling the land and subsequently decided to list 26 acres of the land for sale. We have received several offers on all or a portion of the 26 listed acres and are currently considering offers for approximately $10.4 million. No assurances can be given that any sale transaction will materialize. With respect to the land not listed for sale, we intend to develop additional RV sites and may consider other alternative uses for the land or sale of the acreage. We anticipate that we will proceed with the development if we determine that any offers or the terms thereof are unacceptable.

•	Bulow Plantation — Bulow Plantation is a 628-site mixed lifestyle-oriented resort Property and manufactured home community located in Flagler Beach, Florida which contains approximately 180 acres of adjacent vacant land. We have obtained approval from Flagler County for an additional manufactured home community development of approximately 700 sites on this land. In connection with evaluating the possible development and based on inquiries from single-family home developers, we evaluated a sale of the land. Subsequently, we listed the land for sale for a purchase price of $28 million. We anticipate that we will proceed with the development if we determine that any offers or the terms thereof are unacceptable. ELS recently obtained an

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
     As of June 30, 2007, we are leasing approximately 24,100 sites at 81 membership campground resort Properties to Privileged Access or its subsidiaries. The Properties being leased are as follows:
•	Thousand Trails Portfolio — This portfolio contains 59 Properties and 18,535 sites, which were leased to Privileged Access on April 14, 2006 for approximately 14 years. The current annual lease payment is approximately $17.9 million and is subject to annual CPI escalations.

•	Mid-Atlantic Portfolio — This portfolio contains seven Properties and 1,594 sites, which were leased to Privileged Access on April 25, 2006. The lease expires on August 31, 2007 and currently has an annual lease payment of $0.7 million. The Company expects to extend the term of this lease on a month-by-month basis.

•	Outdoor World Portfolio — This portfolio contains 15 Properties and 3,962 sites, which were leased to Privileged Access on December 15, 2006. This lease was renewed on June 1, 2007, and was extended until January 15, 2020 to be co-terminus with the lease for the Thousand Trails portfolio. The annual lease payment was increased to $2.5 million from $1.0 million. The lease now allows Privileged Access to offer a limited number of upgraded memberships to existing Thousand Trails members, which would allow access to the 15 Outdoor World resorts.
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
     On April 14, 2006, we loaned Privileged Access approximately $12.3 million at a per annum interest rate of prime plus 1.5%, maturing in one year and secured by Thousand Trails membership sales contract receivables. In March 2007, we received a principal repayment of $7.3 million and have a remaining note receivable balance of $5.0 million as of June 30, 2007, earning interest at LIBOR plus 5.75% per annum. Our note receivable is subordinate to a $5.0 million loan that Privileged Access obtained from a bank at the time our loan was partially repaid. Both loans mature in 2010.

Critical Accounting Policies and Estimates
     Refer to the 2006 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. During the six months ended June 30, 2007, there were no changes to these policies.
Results of Operations
     The results of operations for the four Properties designated as held for disposition as of June 30, 2007 pursuant to SFAS No. 144, two Properties sold in April of 2006 and one Property sold in January of 2007 have been classified as income from discontinued operations. See Note 4 of the Notes to the Consolidated Financial Statements for summarized information for these Properties.
Comparison of the Quarter Ended June 30, 2007 to the Quarter Ended June 30, 2006
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods (“Core Portfolio”) and the Total Portfolio for the quarters ended June 30, 2007 and 2006 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase /	%			Increase /	%
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Community base rental income	$58,022	$55,424	$2,598	4.7%	$59,025	$56,409	$2,616	4.6%
Resort base rental income	19,258	18,092	1,166	6.4%	22,058	19,899	2,159	10.8%
Utility and other income	8,774	7,452	1,322	17.7%	9,178	7,768	1,410	18.2%

Property operating revenues	86,054	80,968	5,086	6.3%	90,261	84,076	6,185	7.4%
Property operating and maintenance	29,117	28,295	822	2.9%	31,240	29,470	1,770	6.0%
Real estate taxes	6,948	6,494	454	7.0%	7,251	6,749	502	7.4%
Property management	4,471	4,235	236	5.6%	4,706	4,374	332	7.6%

Property operating expenses	40,536	39,024	1,512	3.9%	43,197	40,593	2,604	6.4%

Income from property operations	$45,518	$41,944	$3,574	8.5%	$47,064	$43,483	$3,581	8.2%

Property Operating Revenues
     The 6.3% increase in the Core Portfolio property operating revenues reflects: (i) a 4.1% increase in rates in our community base rental income combined with a 0.6% increase in occupancy, (ii) a 6.4% increase in revenues for our resort base income, and (iii) an increase in utility income due to increased pass-throughs at certain Properties. Total Portfolio Property operating revenues increased due to rate increases and our 2006 acquisitions.
Property Operating Expenses
     The 3.9% increase in property operating expenses in the Core Portfolio reflects a 2.9% increase in property operating and maintenance expense due primarily to increases in utilities. The increase in real estate taxes in the Core Portfolio is generally due to higher property assessments on certain Properties. Our Total Portfolio property operating expenses increased due to higher utility expenses, tax assessments and our 2006 acquisitions. Core Portfolio and Total Portfolio property management expense increased due to increased payroll costs.

Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended June 30, 2007 and 2006 (dollars in thousands).

	2007	2006	Variance	% Change
Gross revenues from new home sales	$8,527	$17,351	$(8,824)	(50.9%)
Cost of new home sales	(7,355)	(15,045)	7,690	51.1%

Gross profit from new home sales	1,172	2,306	(1,134)	(49.2%)

Gross revenues from used home sales	650	717	(67)	(9.3%)
Cost of used home sales	(775)	(748)	(27)	(3.6%)

Gross loss from used home sales	(125)	(31)	(94)	(303.2%)

Brokered resale revenues, net	450	618	(168)	(27.2%)
Home selling expenses	(1,749)	(2,441)	692	28.3%
Ancillary services revenues, net	(116)	200	(316)	(158.0%)

(Loss) Income from home sales operations	$(368)	$652	$(1,020)	(156.4%)

Home sales volumes
New home sales (1)	115	208	(93)	(44.7%)
Used home sales (2)	81	104	(23)	(22.1%)
Brokered home resales	268	377	(109)	(28.9%)

(1)	Includes third party home sales of 13 and 15 for the periods ending June 30, 2007 and 2006, respectively.

(2)	Includes third party home sales of three and two for the periods ending June 30, 2007 and 2006, respectively.
     New home sales gross profit decreased due to lower sales volumes. Used home sales gross profit decreased due to lower gross margins combined with lower sales volumes. Brokered resale revenues decreased due to lower resale volumes. Home selling expenses decreased as a result of lower sales volumes and decreased advertising costs. Ancillary services revenues decreased as a result of the lower home sale processing fees and a decline in net home rental income resulting from higher expenses to repair and maintain rental units.

Other Income and Expenses
     The following table summarizes other income and expenses for the quarters ended June 30, 2007 and 2006, (amounts in thousands).

				%
	2007	2006	Variance	Change
Interest income	$425	$553	$(128)	(23.1%)
Income from other investments, net	5,118	4,779	339	7.1%
General and administrative	(3,680)	(3,578)	(102)	(2.9%)
Rent control initiatives	(999)	(204)	(795)	(389.7%)
Interest and related amortization	(25,685)	(26,232)	547	2.1%
Depreciation on corporate assets	(111)	(100)	(11)	(11.0%)
Depreciation on real estate assets	(15,707)	(15,080)	(627)	(4.2%)

Total other expenses, net	$(40,639)	$(39,862)	$(777)	(1.9%)

     Interest income decreased primarily due to a $7.3 million principal repayment received in the first quarter of 2007 on our Privileged Access note. Income from other investments, net increased due to the previously discussed increase in ground lease activity with Privileged Access. General and administrative expense increased due to higher deferred compensation costs partially offset by decreased legal costs. Rent control initiatives increased primarily as a result of activity regarding the Contempo Marin trial (see Note 10 — Commitments and Contingencies). Interest and related amortization decreased due a lower amount outstanding on our lines of credit partially offset by slightly unfavorable interest rates in 2007. Depreciation expense increased primarily due to the 2006 acquisitions.
Equity in Income of Unconsolidated Joint Ventures
     During the quarter ended June 30, 2007, equity in income of unconsolidated joint ventures decreased primarily due to certain 2006 joint venture distributions exceeding cost basis and as such were recorded to income from unconsolidated joint ventures, the acquisition of the remaining interests of several joint ventures and a gain on sale of approximately $1.0 million recorded in April, 2006 resulting from the sale of Indian Wells a Property owned by one of our joint venture interests.

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods (“Core Portfolio”) and the Total Portfolio for the six months ended June 30, 2007 and 2006 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase /	%			Increase /	%
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Community base rental income	$115,826	$110,645	$5,181	4.7%	$117,824	$111,740	$6,084	5.4%
Resort base rental income	47,304	44,612	2,692	6.0%	53,779	46,647	7,132	15.3%
Utility and other income	18,152	15,583	2,569	16.5%	19,278	15,906	3,372	21.2%

Property operating revenues	181,282	170,840	10,442	6.1%	190,881	174,293	16,588	9.5%
Property operating and maintenance	58,324	55,783	2,541	4.6%	62,429	7,104	5,325	9.3%
Real estate taxes	14,008	13,062	946	7.2%	14,609	13,342	1,267	9.5%
Property management	8,897	9,034	(137)	(1.5%)	9,364	9,225	139	1.5%

Property operating expenses	81,229	77,879	3,350	4.3%	86,402	79,671	6,731	8.4%

Income from property operations	$100,053	$92,961	$7,092	7.6%	$104,479	$94,622	$9,857	10.4%

Property Operating Revenues
     The 6.1% increase in the Core Portfolio property operating revenues reflects: (i) a 4.2% increase in rates in our community base rental income combined with a 0.5% increase in occupancy, (ii) a 6.0% increase in revenues for our resort base income, and (iii) an increase in utility income due to increased pass-throughs at certain Properties. Total Portfolio Property operating revenues increased due to rate increases and our 2006 acquisitions.
Property Operating Expenses
     The 4.3% increase in property operating expenses in the Core Portfolio reflects a 4.6% increase in property operating and maintenance expense due primarily to increases in utilities. The increase in real estate taxes in the Core Portfolio is generally due to higher property assessments on certain Properties. Our Total Portfolio property operating expenses increased due to higher utility expenses, tax assessments and our 2006 acquisitions. Total Portfolio property management expense increased slightly due to increased payroll costs. Core Portfolio property management decreased slightly in the quarter, however, results for the year ended December 31, 2007 are expected to be higher than for the year ended December 31, 2006.

Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the six months ended June 30, 2007 and 2006 (dollars in thousands).

	2007	2006	Variance	% Change
Gross revenues from new home sales	$17,026	$28,688	$(11,662)	(40.7%)
Cost of new home sales	(14,877)	(24,931)	10,054	40.3%

Gross profit from new home sales	2,149	3,757	(1,608)	(42.8%)

Gross revenues from used home sales	1,258	1,312	(54)	(4.1%)
Cost of used home sales	(1,370)	(1,173)	(197)	(16.8%)

Gross (loss) profit from used home sales	(112)	139	(251)	(180.6%)

Brokered resale revenues, net	943	1,275	(332)	(26.0%)
Home selling expenses	(4,000)	(4,914)	914	18.6%
Ancillary services revenues, net	1,424	2,006	(582)	(29.0%)

Income from home sales operations	$404	$2,263	$(1,859)	(82.1%)

Home sales volumes
New home sales (1)	233	354	(121)	(34.2%)
Used home sales (2)	155	180	(25)	(13.9%)
Brokered home resales	567	744	(177)	(23.8%)

(1)	Includes third party home sales of 23 and 29 for the periods ending June 30, 2007 and 2006, respectively.

(2)	Includes third party home sales of five and two for the periods ending June 30, 2007 and 2006, respectively.
     New home sales gross profit reflects a decrease in sales volumes. Used home sales gross profit decreased mainly due to lower gross margins. Brokered resale revenues reflect decreased resale volumes. Home selling expenses decreased as a result of lower volumes and a reduction in advertising. Ancillary services revenues decreased primarily due to poor weather impacting our golf operations and increases in repair and maintenance, and payroll costs for many of the ancillary services.

Other Income and Expenses
     The following table summarizes other income and expenses for the six months ended June 30, 2007 and 2006, (amounts in thousands).

				%
	2007	2006	Variance	Change
Interest income	$962	$839	$123	14.7%
Income from other investments, net	10,084	9,282	802	8.6%
General and administrative	(7,351)	(6,801)	(550)	(8.1%)
Rent control initiatives	(1,435)	(298)	(1,137)	(381.5%)
Interest and related amortization	(51,478)	(50,828)	(650)	(1.3%)
Depreciation on corporate assets	(221)	(210)	(11)	(5.2%)
Depreciation on real estate assets	(31,331)	(29,433)	(1,898)	(6.4%)

Total other expenses, net	$(80,770)	$(77,449)	$(3,321)	(4.3%)

     Interest income increased due to our Privileged Access note entered into in April 2006 and interest income from tax deferred exchange account escrow balance offset by a decrease in interest received on our Chattel Loans. Income from other investments, net increased due to the previously discussed increase in ground lease activity with Privileged Access. General and administrative expense increased due to higher deferred compensation costs offset by lower legal costs. Rent control initiatives increased primarily as a result of activity regarding the Contempo Marin trial (see Note 10 — Commitments and Contingencies). Interest expense and depreciation expense increased primarily due to the 2006 acquisitions partially offset by lower lines-of-credit balances.
Equity in Income of Unconsolidated Joint Ventures
     During the six months ended June 30, 2007, equity in income of unconsolidated joint ventures decreased due to the acquisition of the remaining interests of several joint ventures during 2006 and 2007, and a gain from the sale of Indian Wells, a property owned by one of our joint ventures, of approximately $1.0 million recorded in April, 2006.
Liquidity and Capital Resources
Liquidity
     As of June 30, 2007, the Company had $0.7 million in cash and cash equivalents and $176.4 million available on its lines of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities, proceeds from sale of Properties and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, Property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit the issuance of debt securities or additional equity securities in the Company, in addition to working capital. The table below summarizes cash flow activity for the six months ended June 30, 2007 and 2006 (amounts in thousands).

	For the six months ended
	June 30,
	2007	2006
Cash provided by operating activities	$66,341	$49,720
Cash used in investing activities	(10,299)	(46,678)
Cash used in financing activities	(56,951)	(2,707)

Net (decrease) increase in cash	$(909)	$335

Operating Activities
     Net cash provided by operating activities increased $16.6 million for the six months ended June 30, 2007. The increase reflects increased property operating income as a result of our acquisitions and a decrease in working capital requirements.
Investing Activities
     Net cash used in investing activities reflects the impact of the following investing activities:
Acquisitions
2007 Acquisitions
On January 29, 2007, the Company acquired the remaining 75% interest in a joint venture Property known as Mesa Verde, which is a 345-site resort Property on approximately 28 acres in Yuma, Arizona. The gross purchase price was approximately $5.9 million. We assumed a first mortgage loan of approximately $3.5 million with an interest rate of 4.94% per annum, maturing in 2008. The remainder of the acquisition price, net of a credit for our existing 25% interest, was funded with a withdrawal from the tax-deferred exchange account established as a result of the disposition of Lazy Lakes discussed below.
On June 27, 2007, the Company purchased the remaining 75% interest in a Diversified Investments joint venture Property known as Winter Garden, which is a 350-site resort Property on approximately 27 acres in Winter Garden, Florida. The gross purchase price was approximately $10.9 million, and we assumed a second mortgage loan of approximately $4.0 million with an interest rate of 4.3% per annum, maturing in September 2008. The remainder of the acquisition price, net of a credit for our existing 25% interest, was funded with proceeds from the Company’s lines of credit and a withdrawal of approximately $3.7 million from the tax-deferred exchange account established as a result of the disposition of Lazy Lakes discussed below.
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
On April 14, 2006, the Company purchased two additional Thousand Trails Properties, located in California and Florida, and certain personal property for $10.0 million. These Properties were leased back to Privileged Access (see Privileged Access discussion above). The acquisition was funded from our lines of credit.
On April 25, 2006, the Company purchased seven lifestyle-oriented Properties which contain 1,594 sites including 950 acres of developable expansion land and are located in Florida, New York, North Carolina, South Carolina, Michigan, Kentucky and Alabama. The total purchase price of approximately $14.3 million was funded by the exchange of two all-age Properties, located in Indiana, previously held for sale containing 495 sites, and $5.0 million in cash. We provided short-term seller financing of $3.4 million which was repaid in August, 2006. Net working capital acquired included $0.6 million of rents received in advance. The acquisition was funded from our lines of credit.
On June 13, 2006, the Company purchased Tranquil Timbers, a Property located in Door County, Wisconsin, containing 270 sites for a total purchase price of $2.8 million. The acquisition was funded from our lines of credit. Certain purchase price adjustments may be made within one year following the acquisitions.

Dispositions
     On January 10, 2007, we sold Lazy Lakes, a 100-site resort Property in the Florida Keys, for proceeds of approximately $7.7 million. The Company recognized a gain of approximately $4.6 million. In order to potentially defer the taxable gain on the sale of Lazy Lakes, the sales proceeds, net of an eligible distribution of $2.4 million, were deposited in a tax-deferred exchange account pending a future like-kind acquisition. As of June 30, 2007, all proceeds have been used for acquisitions.
     On July 6, 2007, we sold Del Rey, a 407 site Property in Albuquerque, NM, for proceeds of approximately $13 million. These proceeds were deposited in a tax-deferred exchange account pending future like-kind exchange acquisitions.
     We currently have three family Properties held for disposition, which are in various stages of negotiations. We plan to reinvest the proceeds or reduce outstanding lines of credit with the proceeds from these dispositions.
     We continue to look at acquiring additional assets and are at various stages of negotiations with respect to potential acquisitions. Funding is expected to be provided by either proceeds from potential dispositions, lines of credit draws, or other financing.
Notes Receivable Activity
     During the first quarter of 2007, our $12.3 million loan receivable from Privileged Access that was scheduled to mature in April 2007 was refinanced. We received a principal repayment of $7.3 million and have a remaining note receivable balance of $5.0 million as of June 30, 2007, earning interest at LIBOR plus 5.75% per annum. The note receivable is subordinate to a $5.0 million loan that Privileged Access obtained from a bank at the same time the note was refinanced. Both loans mature in 2010. The remaining $1.1 million in cash outflow reflects net lending activity from our Chattel Loans.
Investments in and distributions from unconsolidated joint ventures
     During the six months ended June 30, 2007, the Company invested $2.4 million in its joint ventures mainly in developing Properties at our Maine joint venture.
     During the six months ended June 30, 2007, the Company received approximately $3.5 million in distributions from our joint ventures. $3.4 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $0.1 million were classified as a return of capital and were included in investing activities.
     During the six months ended June 30, 2006, the Company received approximately $3.9 million in distributions from our joint ventures including proceeds from the sale of Indian Wells a property owned by one of our joint ventures in April 2006. Approximately $2.3 million of these distributions were classified as return on capital and were included in operating activities. The remaining $1.6 million of these distributions were classified as a return of capital and were included in investing activities.
Capital Improvements
     Capital expenditures for improvements are identified by the Company as recurring capital expenditures (“Recurring CapEx”), site development costs and corporate costs. Recurring CapEx was approximately $6.4 million and $5.4 million for the six months ended June 30, 2007 and 2006, respectively. Site development costs were approximately $6.8 million and $9.8 million for the six months ended June 30, 2007 and 2006, respectively, and represent costs to develop expansion sites at certain of the Company’s Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home. In addition, during the six months ended June 30, 2007 and 2006, we spent $1.2 million and $1.1 million, respectively, on capitalized Hurricane related repairs.

Financing Activities
Financing, Refinancing and Early Debt Retirement
     2007 Activity
In connection with the acquisition of Mesa Verde, during the first quarter of 2007, the Company assumed $3.5 million in mortgage debt bearing interest at 4.94% per annum and maturing in May 2008. In connection with the acquisition of Winter Garden, during the second quarter of 2007, the Company assumed $4.0 million in mortgage debt bearing interest at 4.3% per annum and maturing in September 2008. In addition, the Company repaid approximately $1.9 million of mortgage debt in connection with the sale of Lazy Lakes. Refer to Note 4 — Investment in Real Estate for acquisition and disposition activity.
     2006 Activity
During the six months ended June 30, 2006, the Company assumed $25.9 million in mortgage debt on four of the eleven Properties related to the acquisition of the Mezzanine Portfolio. This debt was subsequently defeased and refinanced in the same year. In addition, the Company financed $47.1 million of mortgage debt to acquire the remaining seven Properties in the Mezzanine Portfolio. The seven mortgages bear interest at weighted average rates ranging from 5.70% to 5.72% per annum, and mature in April, 2016.
We received approximately $5.6 million in new financing proceeds from an earn out on debt secured by the Monte Vista Property and a refinancing we completed in the second quarter 2006. These proceeds were used to pay down the lines of credit.
We also replaced the term loan which had a remaining balance of $100 million maturing in 2007 and $160 million in lines of credit maturing in August 2006 with $275 million in lines of credit with a four-year maturity and one-year extension option. The new facilities bear interest at LIBOR plus 1.20% per annum with a 0.15% facility fee per annum. The interest rate on the term loan was LIBOR plus 1.75% per annum and the $160 million lines of credit had an interest rate of LIBOR plus 1.65% and had a 0.15% unused fee, both per annum.
Secured Debt
     As of June 30, 2007, our secured long-term debt balance was approximately $1.6 billion, with a weighted average interest rate including amortization in 2007 of approximately 6.1% per annum. The debt bears interest at rates between 4.94% and 10.0% per annum and matures on various dates mainly ranging from 2007 to 2016, with one additional loan maturing in 2027. Included in our debt balance are three capital leases with an imputed interest rate of 13.1% per annum. We do not have any significant long-term debt maturing in 2007 or 2008, with $205 million being the maximum amount maturing in any of the succeeding 5 years beginning in 2008. The weighted average term to maturity for the long-term debt is approximately 6.0 years.
Unsecured Debt
     We have two unsecured lines of credit of $225 million and $50 million which bear interest at a per annum rate of LIBOR plus 1.20% per annum and a 0.15% facility fee and 0.20% facility fee, respectively. The weighted average interest rate in 2007 for our unsecured debt was approximately 6.8% per annum. Throughout the six months ended June 30, 2007, we borrowed $55.0 million and paid down $87.6 million on the lines of credit for a net pay-down of $32.6 million funded by our operations. The balance outstanding as of June 30, 2007 was $98.6 million. In December 2006, we fixed one-year LIBOR on $75 million of our outstanding lines of credit balance.
Other Loans
     During the six months ended June 30, 2007, we borrowed $4.3 million to finance our insurance premium payments. As of June 30, 2007, $1.5 million remained outstanding. This loan is due in August 2007 and bears interest at 5.10% per annum.

Covenants
     Certain of the Company’s secured mortgages contain covenants and restrictions including, but not limited to, obligations to maintain borrower entity ownership structure, prohibitions against subordinated financing, maintenance of insurance coverage, delivery of financial and operating information, and compliance with applicable environmental laws.
     In addition, the Company’s credit agreements also contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”), and limitations on certain holdings and other restrictions.
Contractual Obligations
     As of June 30, 2007, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

	Total	2007(2)	2008	2009	2010 (3)	2011	Thereafter
Long Term Borrowings (1)	$1,677,076	$32,066	$209,739	$86,343	$326,937	$65,099	$956,892
Weighted average interest rates	6.13%	7.33%	5.68%	7.00%	7.20%	7.07%	5.73%

(1)	Balance excludes net premiums and discounts of $4.6 million.

(2)	Includes principal amortizations and one loan maturing in November 2007 for approximately $20 million. We are currently assessing our refinancing options for this loan.

(3)	Includes lines of credit repayments in 2010 of $99 million. We have an option to extend this maturity for one year to 2011.
     Included in the above table are certain capital lease obligations totaling approximately $6.6 million. These agreements expire in June 2009 and are paid semi-annually at an imputed interest rate of 13.8% per annum.
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

Equity Transactions
2007 Activity
     The 2007 quarterly distribution per common share is $0.15 per share, up from $0.075 per share in 2006. On July 13, 2007, the Company paid a $0.15 per share distribution for the quarter ended June 30, 2007 to stockholders of record on June 29, 2007. On April 13, 2007, the Company paid a $0.15 per share distribution for the quarter ended March 31, 2007 to stockholders of record on March 30, 2007. On June 29, 2007 and March 30, 2007, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     During the six months ended June 30, 2007, we received approximately $2.9 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).
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
     During the six months ended June 30, 2006, we received approximately $1.6 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s ESPP.
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
     The following table presents a calculation of FFO for the quarters and six months ended June 30, 2007 and 2006 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Computation of funds from operations:
Net income available for common shares	$1,634	$1,219	$17,794	$11,292
Income allocated to common OP Units	393	320	4,283	2,952
Depreciation on real estate assets and other	15,707	15,080	31,331	29,433
Depreciation on unconsolidated joint ventures	368	559	734	1,006
Depreciation on discontinued real estate assets	—	21	—	42
Gain on sale of property	—	(852)	(4,586)	(852)

Funds from operations available for common shares	$18,102	$16,347	$49,556	$43,873

Weighted average common shares outstanding — fully diluted	30,431	30,205	30,403	30,197

Item 3.       Quantitative and Qualitative Disclosure of Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At June 30, 2007, approximately 93% or approximately $1.6 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $91.5 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $97.1 million.
     At June 30, 2007, approximately 7% or approximately $118 million of our outstanding debt was at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings and cash flows would increase/decrease by approximately $1.2 million annually.
Item 4.       Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2007.
     Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting
     There were no material changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007.

Part II — Other Information
Item 1.       Legal Proceedings
     See Note 10 of the Consolidated Financial Statements contained herein.
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
     None.
Item 3.       Defaults Upon Senior Securities
     None.

Item 4.       Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Stockholders on May 15, 2007. Stockholders holding 22,542,885 Common Shares (being the only class of shares entitled to vote at the meeting), or 92.73%, of the Company’s 24,310,634 outstanding Common Shares as of the record date for the meeting attended the meeting or were represented by proxy. The Company’s shareholders voted on three matters presented at the meeting, which received the requisite number of votes to pass. The results of the stockholders’ votes were as follows:
Proposal No. 1: Election of eight directors to terms expiring in 2008. A plurality of the votes cast was required for the election of directors.

DIRECTOR	FOR	WITHHELD
Philip C. Calian	22,511,249	31,636
Donald S. Chisholm	22,494,671	48,214
Thomas E. Dobrowski	22,494,936	47,949
Thomas P. Heneghan	22,494,046	48,839
Sheli Z. Rosenberg	22,344,073	198,812
Howard Walker	22,473,461	69,424
Gary L. Waterman	22,494,846	48,039
Samuel Zell	21,508,258	1,034,627
Proposal No. 2: Approval to ratify the selection of Ernst & Young LLP as the Company’s independent accountants for 2007. A majority of the votes cast was required for approval.

	FOR	AGAINST	ABSTAIN
Total Shares	22,499,652	41,514	1,719
% of Voted Shares	99.81%	0.18%	0.01%
% of Outstanding Shares	92.55%	0.17%	0.01%
Proposal No. 3: Approval of the amendment and restatement of the Company’s Articles of Incorporation. The affirmative vote of the holders of record of two-thirds of all the votes entitled to be cast was required for approval.

				NON-
	FOR	AGAINST	ABSTAIN	VOTED
Total Shares	18,598,690	3,709,751	46,842	187,602
% of Voted Shares	82.50%	16.46%	0.21%	0.83%
% of Outstanding Shares	76.50%	15.26%	0.19%	0.77%
Item 5. Other Information
     None.
Item 6.       Exhibits
3.7(a)	Amended and Restated Articles of Incorporation of Equity LifeStyle Properties, Inc. effective May 15, 2007
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(a)  Included as an exhibit to the Company's Report on Form 8-K dated May 18, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.
Date:	August 9, 2007	By:	/s/ Thomas P. Heneghan
Thomas P. Heneghan
President and Chief Executive Officer (Principal executive officer)

Date:	August 9, 2007	By:	/s/ Michael B. Berman
Michael B. Berman
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)