Form 10-Q
period 2007-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2007-11-09
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
24,359,037 shares of Common Stock as of October 30, 2007.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006
(amounts in thousands)

	September 30,
	2007	December 31,
	(unaudited)	2006
Assets
Investment in real estate:
Land	$534,978	$531,302
Land improvements	1,688,797	1,664,964
Buildings and other depreciable property	150,839	141,194

	2,374,614	2,337,460
Accumulated depreciation	(480,401)	(435,809)

Net investment in real estate	1,894,213	1,901,651
Cash and cash equivalents	3,703	1,605
Notes receivable	11,346	22,045
Investment in joint ventures	15,788	14,718
Rents receivable, net	1,267	1,294
Deferred financing costs, net	12,837	14,799
Inventory	66,082	70,091
Escrow deposits and other assets	40,815	29,628

Total Assets	$2,046,051	$2,055,831

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable and other loans	$1,574,088	$1,586,012
Unsecured lines of credit	97,900	131,200
Accrued payroll and other operating expenses	43,122	30,936
Accrued interest payable	8,878	9,066
Rents received in advance and security deposits	30,572	36,454
Distributions payable	4,528	2,251

Total Liabilities	1,759,088	1,795,919

Commitments and contingencies	—	—

Minority interest – Common OP Units and other	17,435	12,794
Minority interest – Perpetual Preferred OP Units	200,000	200,000

Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 100,000,000 shares authorized; 24,357,179 and 23,928,652 shares issued and outstanding for September 30, 2007 and December 31, 2006, respectively	236	229
Paid-in capital	310,391	304,483
Distributions in excess of accumulated earnings	(241,099)	(257,594)

Total Stockholders’ Equity	69,528	47,118

Total Liabilities and Stockholders’ Equity	$2,046,051	$2,055,831

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Quarters and Nine Months Ended September 30, 2007 and 2006
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Property Operations:
Community base rental income	$59,366	$56,877	$177,190	$168,617
Resort base rental income	25,557	22,833	79,336	69,480
Utility and other income	9,273	7,539	28,551	23,445

Property operating revenues	94,196	87,249	285,077	261,542

Property operating and maintenance	33,252	30,125	95,681	87,229
Real estate taxes	7,037	6,780	21,646	20,122
Property management	4,576	4,301	13,940	13,526

Property operating expenses (exclusive of depreciation shown separately below)	44,865	41,206	131,267	120,877

Income from property operations	49,331	46,043	153,810	140,665

Home Sales Operations:
Gross revenues from inventory home sales	8,483	16,577	26,767	46,577
Cost of inventory home sales	(8,117)	(15,125)	(24,364)	(41,229)

Gross profit from inventory home sales	366	1,452	2,403	5,348
Brokered resale revenues, net	305	448	1,248	1,723
Home selling expenses	(1,845)	(2,472)	(5,845)	(7,386)
Ancillary services revenues, net	799	700	2,223	2,706

(Loss) Income from home sales operations and other	(375)	128	29	2,391
Other Income (Expenses):
Interest income	496	595	1,458	1,434
Income from other investments, net	5,323	6,172	15,407	15,454
General and administrative	(3,795)	(3,541)	(11,146)	(10,342)
Rent control initiatives	(722)	(201)	(2,157)	(499)
Interest and related amortization	(25,942)	(26,339)	(77,420)	(77,167)
Depreciation on corporate assets	(116)	(102)	(337)	(312)
Depreciation on real estate assets	(15,901)	(15,137)	(47,232)	(44,570)

Total other expenses, net	(40,657)	(38,553)	(121,427)	(116,002)

Income before minority interests, equity in income of unconsolidated joint ventures and discontinued operations	8,299	7,618	32,412	27,054

Income allocated to Common OP Units	(966)	(909)	(4,333)	(3,813)
Income allocated to Perpetual Preferred OP Units	(4,031)	(4,031)	(12,101)	(12,099)
Equity in income of unconsolidated joint ventures	738	869	2,048	3,512

Income from continuing operations	4,040	3,547	18,026	14,654

Discontinued Operations:
Discontinued operations	96	30	234	497
Depreciation on discontinued operations	—	(21)	—	(63)
Gain (Loss) on sale from discontinued real estate	6,858	—	11,444	(192)
(Income) allocated to Common OP Units from discontinued operations	(1,342)	(2)	(2,259)	(50)

Income from discontinued operations	5,612	7	9,419	192

Net income available for Common Shares	$9,652	$3,554	$27,445	$14,846

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations (Continued)
For the Quarters and Nine Months Ended September 30, 2007 and 2006
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Earnings per Common Share – Basic:
Income from continuing operations	$0.17	$0.15	$0.75	$0.63
Income from discontinued operations	0.23	—	0.39	0.01

Net income available for Common Shares	$0.40	$0.15	$1.14	$0.64

Earnings per Common Share – Fully Diluted:
Income from continuing operations	$0.16	$0.15	$0.74	$0.61
Income from discontinued operations	0.23	—	0.38	0.01

Net income available for Common Shares	$0.39	$0.15	$1.12	$0.62

Distributions declared per Common Share outstanding	$0.15	$0.075	$0.45	$0.225

Weighted average Common Shares outstanding – basic	24,148	23,474	24,065	23,396

Weighted average Common Shares outstanding – fully diluted	30,418	30,239	30,402	30,209

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(amounts in thousands)
(unaudited)

	September 30,	September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$27,445	$14,846
Adjustments to reconcile net income to cash provided by operating activities:
Income allocated to minority interests	18,693	15,962
(Gain) loss on sale of discontinued real estate	(11,444)	192
Gain on sale of investment	—	(914)
Depreciation expense	48,658	46,411
Amortization expense	2,199	2,122
Debt premium amortization	(1,219)	(1,074)
Equity in income of unconsolidated joint ventures	(3,137)	(4,979)
Distributions from unconsolidated joint ventures	3,800	2,662
Accrued long term incentive plan compensation	311	—
Amortization of stock-related compensation	3,195	2,320
Increase in provision for uncollectible rents receivable	70	75
Increase in provision for inventory reserve	123	—
Changes in assets and liabilities:
Rents receivable	(63)	(217)
Inventory	2,447	(10,505)
Escrow deposits and other assets	(4,249)	(321)
Accrued payroll and other operating expenses	11,270	12,910
Rents received in advance and security deposits	(6,272)	(1,841)

Net cash provided by operating activities	91,827	77,649

Cash Flows From Investing Activities:
Acquisition of real estate	(19,108)	(20,037)
Disposition of real estate	20,536	9,000
Tax-deferred exchange deposit	(6,376)	—
Joint Ventures:
Investments in	(3,117)	(1,567)
Distributions from	114	1,647
Net repayment (borrowings) of notes receivable	10,699	(7,435)
Improvements:
Corporate	(511)	(191)
Rental properties	(12,282)	(10,021)
Site development costs	(9,093)	(13,866)

Net cash used in investing activities	(19,138)	(42,470)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	3,387	3,521
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(23,425)	(17,298)
Lines of credit:
Proceeds	81,100	141,900
Repayments	(114,400)	(164,400)
Principal repayments on disposition	(1,992)	—
Principal repayments and mortgage debt payoff	(14,951)	(12,235)
New financing proceeds	—	14,247
Debt issuance costs	(310)	(1,524)

Net cash used in financing activities	(70,591)	(35,789)

Net increase (decrease) in cash and cash equivalents	2,098	(610)
Cash and cash equivalents, beginning of period	1,605	610

Cash and cash equivalents, end of period	$3,703	$—

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2007 and 2006
(amounts in thousands)
(unaudited)

	September 30,	September 30,
	2007	2006
Supplemental Information:
Cash paid during the period for interest	$76,134	$75,423
Non-cash investing and financing activities:
Real estate acquisition and disposition
Mortgage debt assumed and financed on acquisition of real estate	$7,437	$72,998
Mezzanine and joint venture investments applied to real estate acquisition	$182	$32,118
Other assets and liabilities, net, acquired on acquisition of real estate	$170	$4,583
Financing fees incurred on acquisition of real estate	$—	$(809)
Proceeds from loan to pay insurance premiums	$4,300	$3,638
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
     The Company has applied Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). The objective of FIN 46R is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company has also applied Emerging Issues Task Force Issue No. 04-5, “Investor’s Accounting for an Investment in Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-5”), which determines whether a general partner or the general partners as a group control a limited partnership or similar entity and therefore should consolidate the entity. The Company will apply FIN 46R and EITF 04-5 to all types of entity ownership (general and limited partnerships and corporate interests).
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
(d) Inventory
     Inventory primarily consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Inventory is recorded net of an inventory reserve of $703,000 and $580,000 as of September 30, 2007 and December 31, 2006, respectively. Resale revenues are stated net of commissions paid to employees of $655,000 and $949,000 for the nine months ended September 30, 2007 and 2006, respectively.
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
     For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time the Company has a commitment to sell the Property and/or is actively marketing the Property for sale. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded. The Company accounts for its Properties held for disposition in accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Accordingly, the results of operations for all assets sold or held for sale have been classified as discontinued operations in all periods presented.

Note 1 – Summary of Significant Accounting Policies (continued)
(f) Cash and Cash Equivalents
     The Company considers all demand and money market accounts and certificates of deposit with maturity dates, when purchased, of three months or less to be cash equivalents.
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
(i) Income from Other Investments, net
     Income from other investments, net primarily includes revenue relating to the Company’s ground leases with Privileged Access L.P. (“Privileged Access”). The ground leases with Privileged Access for approximately 24,100 sites at 81 of the Company’s Properties are accounted for in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases. The Company recognized income related to these ground leases of approximately $5.3 million and $15.2 million for the quarter and nine months ended September 30, 2007, respectively.
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
     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of October 19, 2007, the Company estimates its total claim to be $20.1 million of which, approximately $18.9 million of claims, including business interruption, have been submitted to our insurance companies for reimbursement. Through September 30, 2007, the Company has made total expenditures of approximately $15.5 million and may incur additional expenditures to complete the work necessary to restore our Properties to their pre-hurricanes condition. The Company has reserved approximately $2.0 million related to these

Note 1 – Summary of Significant Accounting Policies (continued)
expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $6.7 million of these expenditures have been capitalized per the Company’s capitalization policy through September 30, 2007.
     Hurricane Wilma impacted approximately 33 Properties located in southern Florida in October 2005. As of October 19, 2007, approximately $4.4 million of claims have been submitted to our insurance company for reimbursement. Through September 30, 2007, the Company has made total expenditures of approximately $2.7 million and may incur additional costs in the future. Through September 30, 2007, $1.6 million has been charged to operations ($0.3 million in 2006 and $1.3 million in 2005) and $0.8 million was capitalized to fixed assets.
     The Company has received proceeds from insurance carriers of approximately $5.7 million through September 30, 2007. Approximately $1.4 million and $1.5 million is included in other assets as a receivable from insurance providers as of September 30, 2007 and December 31, 2006, respectively. Subsequent to September 30, 2007, the Company received approximately $1.2 million in proceeds from insurance carriers. If the Company receives additional insurance proceeds in excess of our receivable balance the excess will be recognized as a gain on insurance recovery in the other income section of our consolidated income statement.
     On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. See Note 10 – Commitments and Contingencies for further discussion of this lawsuit.
(k) Deferred Financing Costs
     Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit, unamortized deferred financing fees are accounted for in accordance with EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”). Accumulated amortization for such costs was $9.6 million and $9.4 million at September 30, 2007 and December 31, 2006, respectively.
(l) Subsequent Events
     On October 11, 2007, we acquired a 305-site resort Property known as Tuxbury Resort, on approximately 193 acres in Amesbury, Massachusetts, including approximately 100 acres of potential expansion land. The purchase price was approximately $7.3 million and the seller provided financing of approximately $1.2 million that matures in January 2010.
(m) Recent Accounting Pronouncements
     In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. As required, the Company adopted FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have any significant impact on the Company’s financial position and results of operations.

Note 2 – Earnings Per Common Share
     Earnings per common share are based on the weighted average number of common shares outstanding during each year. Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”) defines the calculation of basic and fully diluted earnings per share. Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each period and basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. The conversion of OP Units has been excluded from the basic earnings per share calculation. The conversion of an OP Unit to a share of Common Stock has no material effect on earnings per common share.
     The following table sets forth the computation of basic and diluted earnings per common share for the quarters and nine months ended September 30, 2007 and 2006 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerators:
Income from Continuing Operations:
Income from continuing operations – basic	$4,040	$3,547	$18,026	$14,654
Amounts allocated to dilutive securities	966	909	4,333	3,813

Income from continuing operations – fully diluted	$5,006	$4,456	$22,359	$18,467

Income from Discontinued Operations:
Income from discontinued operations – basic	$5,612	$7	$9,419	$192
Amounts allocated to dilutive securities	1,342	2	2,259	50

Income from discontinued operations – fully diluted	$6,954	$9	$11,678	$242

Net Income Available for Common Shares – Fully Diluted:
Net income available for Common Shares – basic	$9,652	$3,554	$27,445	$14,846
Amounts allocated to dilutive securities	2,308	911	6,592	3,863

Net income available for Common Shares – fully diluted	$11,960	$4,465	$34,037	$18,709

Denominator:
Weighted average Common Shares outstanding – basic	24,148	23,474	24,065	23,396
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	5,836	6,160	5,881	6,189
Employee stock options and restricted shares	434	605	456	623

Weighted average Common Shares outstanding – fully diluted	30,418	30,239	30,402	30,209

Note 3 – Common Stock and Other Equity Related Transactions
     On October 12, 2007, the Company paid a $0.15 per share distribution for the quarter ended September 30, 2007 to stockholders of record on September 28, 2007. On July 13, 2007, the Company paid a $0.15 per share distribution for the quarter ended June 30, 2007 to stockholders of record on June 29, 2007. On April 13, 2007, the Company paid a $0.15 per share distribution for the quarter ended March 31, 2007 to stockholders of record on March 30, 2007. On September 28, 2007, June 29, 2007 and March 30, 2007, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

Note 4 – Investment in Real Estate
     Investment in real estate is comprised of (amounts in thousands):

Properties Held for Long Term	September 30,	December 31,
	2007	2006
Investment in real estate:
Land	$532,388	$525,969
Land improvements	1,674,717	1,642,234
Buildings and other depreciable property	149,993	140,042

	2,357,098	2,308,245
Accumulated depreciation	(473,708)	(426,215)

Net investment in real estate	$1,883,390	$1,882,030

Properties Held for Sale	September 30,	December 31,
	2007	2006
Investment in real estate:
Land	$2,590	$5,333
Land improvements	14,080	22,730
Buildings and other depreciable property	846	1,152

	17,516	29,215
Accumulated depreciation	(6,693)	(9,594)

Net investment in real estate	$10,823	$19,621

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, furniture, fixtures and equipment.
     On September 26, 2007, the Company acquired a 106-site resort Property known as Santa Cruz RV Ranch that is located near Scotts Valley, California. The purchase price was approximately $5.5 million.
     On August 3, 2007, the Company acquired a 363-site resort Property known as Pine Island that is located near St. James City, Florida. The purchase price of approximately $6.5 million was funded with a withdrawal from the tax-deferred account established as a result of the sale of Del Rey discussed below.
     On July 6, 2007, the Company sold Del Rey, a 407 site manufactured home Property in Albuquerque, New Mexico, for proceeds of approximately $13 million and recognized a gain on sale of approximately $6.9 million. The proceeds were deposited in a tax-deferred exchange account and some of the proceeds were subsequently used for the acquisition of Pine Island discussed above. The remaining proceeds are classified as escrow deposits and other assets in the balance sheet.
     On June 27, 2007, the Company purchased the remaining 75% interest in a Diversified Investments joint venture Property known as Winter Garden, which is a 350-site resort Property on approximately 27 acres in Winter Garden, Florida. The gross purchase price was approximately $10.9 million, and we assumed a first mortgage loan of approximately $4.0 million with an interest rate of 4.3% per annum, maturing in September 2008. The remainder of the acquisition price, net of a credit for our existing 25% interest, was funded with proceeds from the Company’s line of credit and a withdrawal of approximately $3.7 million from the tax-deferred exchange account established as a result of the sale of Lazy Lakes discussed below.
     On January 29, 2007, the Company acquired the remaining 75% interest in a Diversified Investments joint venture Property known as Mesa Verde, which is a 345-site resort Property on approximately 28 acres in Yuma, Arizona. The gross purchase price was approximately $5.9 million and includes $0.3 million in prepaid rent. We

Note 4 – Investment in Real Estate (continued)
assumed a first mortgage loan of approximately $3.5 million with an interest rate of 4.94% per annum, maturing in 2008. The remainder of the acquisition price, net of a credit for our existing 25% interest, was funded with a withdrawal from the tax-deferred account established as a result of the sale of Lazy Lakes discussed below.
     On January 10, 2007, the Company sold Lazy Lakes, a 100-site resort Property in the Florida Keys for proceeds of approximately $7.7 million and recognized a gain on sale of approximately $4.6 million. The proceeds were deposited in a tax-deferred exchange account and were subsequently used for the acquisitions of Winter Garden and Mesa Verde discussed above.
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
     As of September 30, 2007, the Company had three Properties designated as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. As such, the results from operations of these three Properties, one Property sold in July 2007, one Property sold in January 2007, and two Properties sold in April 2006 are classified as income from discontinued operations. The Properties classified as held for disposition as of September 30, 2007 are listed in the table below.

Property	Location	Sites
Casa Village	Billings, MT	490
Creekside	Wyoming, MI	165
Holiday Village	Sioux City, IA	519
     The remaining three Properties held for disposition were in various stages of negotiations and the Company expects to sell these Properties for proceeds greater than their net book value.
     The following table summarizes the combined results of operations of the three Properties held for sale and four previously sold Properties for the quarters and nine months ended September 30, 2007 and 2006, respectively (amounts in thousands).

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Rental income	$739	$831	$2,355	$3,073
Utility and other income	54	66	191	262

Property operating revenues	793	897	2,546	3,335
Property operating expenses	(470)	(602)	(1,597)	(2,084)

Income from property operations	323	295	949	1,251

Income (loss) from home sales operations	8	2	(12)	41

Interest and Amortization	(235)	(267)	(703)	(795)
Depreciation	—	(21)	—	(63)

Total other expenses	(235)	(288)	(703)	(858)
Gain (Loss) on sale of property	6,858	—	11,444	(192)
Minority interest	(1,342)	(2)	(2,259)	(50)

Net income from discontinued operations	$5,612	$7	$9,419	$192

Note 5 – Investment in Joint Ventures
     The Company recorded approximately $2.0 million and $3.5 million of net income from joint ventures, net of approximately $1.1 million and $1.5 million of depreciation expense for the nine months ended September 30, 2007 and 2006, respectively. The Company received approximately $3.9 million and $4.3 million in distributions from such joint ventures for the nine months ended September 30, 2007 and 2006, respectively. Approximately $3.8 million and $2.7 million of such distributions were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, respectively. The remaining distributions were classified as return of capital and classified as investing activities on the Consolidated Statements of Cash Flows. Approximately $2.2 million and $1.3 million of the distributions received in the nine months ended September 30, 2007 and 2006, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures.
     The following table summarizes the Company’s investments in unconsolidated joint ventures (with the number of Properties shown parenthetically as of September 30, 2007 and December 31, 2006, respectively):

				Investment	Investment	JV Income
		Number	Economic	as of	as of	for period ended
Investment	Location	of Sites	Interest (a)	Sept. 30, 2007	Dec. 31, 2006	Sept. 30, 2007	Sept. 30, 2006
				(in thousands)	(in thousands)	(in thousands)	(in thousands)
Meadows	Various (2,2)	1,027	50%	$181	$660	$341	$600
Lakeshore	Florida (2,2)	342	90%	30	65	183	402
Other Investments	Various (11,13)(b)	4,904	25%	3,984	5,373	1,567	2,250
Maine Portfolio	Maine (3,3)	495	60%	11,593	8,620	(42)	261

		6,768		$15,788	$14,718	$2,049	$3,513

(a)	The percentages shown approximate the Company’s economic interest as of September 30, 2007. The Company’s legal ownership interest may differ.

(b)	The Company purchased the remaining interest in two Diversified Investments in January 2007 and June 2007 (see Note 4 – Investment in Real Estate).

Note 5 – Investment in Joint Ventures (continued)
Unconsolidated Real Estate Joint Venture Financial Information
     The following tables present combined summarized financial information of the unconsolidated real estate joint ventures (amounts in thousands).

Balance Sheets
	As of
	September 30,	December 31,
	2007	2006
Assets
Real estate, net	$126,185	$101,180
Other assets	10,523	9,063

Total assets	$136,708	$110,243

Liabilities & Equity
Mortgage debt & other loans	$112,929	$90,724
Other liabilities	12,554	10,108
Partners’ equity	11,225	9,411

Total liabilities and equity	$136,708	$110,243

Statements of Operations
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Rentals	$7,350	$7,805	$17,196	$18,515
Other Income	915	1,439	3,235	4,760

Total Revenues	8,265	9,244	20,431	23,275

Operating Expenses	3,836	4,007	10,376	11,838
Interest	1,771	1,436	4,743	5,022
Other Expenses (Income)	437	682	(7,864)	(3,173)
Depreciation & Amortization	1,180	1,622	3,545	5,786

Total Expenses	7,224	7,747	10,800	19,473

Net Income	$1,041	$1,497	$9,631	$3,802

Note 6 – Notes Receivable
     As of September 30, 2007 and December 31, 2006, the Company had approximately $11.3 million and $22.0 million in notes receivable, respectively. As of September 30, 2007, the Company has approximately $11.0 million in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.1%, have a weighted average term remaining of approximately 9 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of $181,000 and $110,000 as of September 30, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007, approximately $1.2 million was repaid and an additional $2.9 million was loaned to homeowners. As of September 30, 2007 and December 31, 2006, the Company had approximately $0.4 million in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of common OP Units and partnership interests in certain joint ventures.
     As of December 31, 2006, we had a note receivable from Privileged Access of approximately $12.3 million. During the quarter ended March 31, 2007, we received a principal repayment of $7.3 million and during the quarter ending September 30, 2007, we received the remaining principal repayment of $5.0 million.
Note 7 – Long-Term Borrowings
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
     During the quarter ended September 30, 2007, the company repaid the outstanding mortgage indebtedness on Ft. Myers Beach of approximately $2.9 million.
     As of September 30, 2007 and December 31, 2006, the Company had outstanding mortgage indebtedness on Properties held for long-term investment of approximately $1,559 million, and approximately $15.0 million and $17.0 million of mortgage indebtedness, on Properties held for sale as of September 30, 2007 and December 31, 2006, respectively. The weighted average interest rate, including amortization expense, on long-term borrowings for the nine months ending September 30, 2007 and the year ending December 31, 2006, was approximately 6.1% per annum. The debt bears interest at rates of 4.3% to 10.0% per annum and matures on various dates ranging from 2007 to 2016. Included in our debt balance are three capital leases with an imputed interest rate of 13.1% per annum. The debt encumbered a total of 164 of the Company’s Properties as of September 30, 2007 and December 31, 2006, and the carrying value of such Properties was approximately $1,772 million and $1,746 million, respectively, as of such dates.
     In September 2007, we completed an amendment of our existing unsecured Lines of Credit (“LOC”) to expand our borrowing capacity from $275 million to $420 million. Prior to the amendment, the Company had a $225 million LOC and a $50 million LOC. The amendment increased the $225 million LOC to $400 million and decreased the $50 million LOC to $20 million. The lines of credit continue to accrue interest at LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. Our current group of banks have committed up to $370 million on our $420 million borrowing capacity. The Company incurred commitment and arrangement fees of approximately $0.3 million to increase its borrowing capacity.

Note 7 – Long-Term Borrowings (continued)
     As of September 30, 2007, the $370 million bank commitment had $272.1 million available for future borrowings. As of December 31, 2006, the Company had $143.8 million available to be drawn on its $275 million lines of credit. The weighted average interest rate for the nine months ending September 30, 2007 and the year ending December 31, 2006 was 6.82% and 6.25% per annum, respectively.
Note 8 – Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which was adopted on July 1, 2005.
     Stock-based compensation expense was approximately $3.2 million and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively.
     Pursuant to the Stock Option Plan as discussed in Note 12 to the 2006 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options (“Options”). During the nine months ended September 30, 2007, Options for 138,888 shares of common stock were exercised for gross proceeds of approximately $2.5 million.
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
Note 9 – Long-Term Cash Incentive Plan
     On May 15, 2007, the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (the “Plan”) to provide a long-term cash bonus opportunity to certain members of the Company’s management and executive officers. The total cumulative payment for all participant’s (the Eligible Payment) is based upon certain performance conditions being met. Such performance conditions include the Company’s Compound Annual Funds From Operations Per Share Growth Rate over the three-year period ending December 31, 2009, which is further adjusted upward or downward based on the Company’s Total Return compared to a selected peer group. The Company accounts for the Plan in accordance with SFAS 123(R). As of September 30, 2007, the Company had accrued compensation expense of approximately $311,000 related to the Plan.
Note 10 – Commitments and Contingencies
Guarantees
     In September 2007, the Company guaranteed $2.5 million on a $10.0 million loan that Privileged Access obtained from a bank. The guarantee expires in January 2008. Under this guarantee, the Company is obligated to pay $2.5 million of the loan should Privileged Access be unable to make payments. The Company has identified this guarantee in accordance with FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time an entity issues a guarantee, the entity must recognize an initial liability for the fair value of the obligations it assumes under the guarantee. The Company evaluates losses for guarantees under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). The Company considers such factors as the degree of probability that the Company would be required to satisfy the liability associated with the guarantee and the ability to make a reasonable estimate of the amount of loss. To date, the Company has not encountered material costs as a result of this obligation and has not accrued any liability related to the obligation in its financial statements.

Note 10 – Commitments and Contingencies (continued)
California Rent Control Litigation
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

Note 10 — Commitments and Contingencies (continued)
     The Company also had pending a claim seeking a declaration that the Company could close the Property and convert it to another use which claim was not tried in 2002. The United States Supreme Court issued the property rights rulings in 2005 and subsequently on January 27, 2006, the Court hearing the San Rafael cases issued a ruling that granted the Company’s motion for leave to amend to assert alternative takings theories in light of the United States Supreme Court’s decisions. The Court’s ruling also denied the Company’s post trial motions related to the settlement agreement and dismissed the park closure claim without prejudice to the Company’s ability to reassert such claim in the future. As a result, the Company has filed a new complaint challenging the City’s ordinance as violating the takings clause and substantive due process. The City of San Rafael filed a motion to dismiss the amended complaint. On December 5, 2006, the Court denied portions of the City’s motion to dismiss that had sought to eliminate certain of the Company’s taking claims and substantive due process claims. The Company’s claims against the City were tried in a bench trial during April 2007. Post-trial briefing occurred during May 2007. On July 26, 2007, the United States District Court for the Northern District of California issued Preliminary Findings of Facts and Legal Standards, Preliminary Conclusions of Law and Request for Further Briefing (“Preliminary Findings”) in this matter. The Company has filed the Preliminary Findings on Form 8-K on August 2, 2007. In August 2007, the Company and the City filed the further briefs requested by the Court.
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
     Similarly, in June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinances and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The court of appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained

Note 10 — Commitments and Contingencies (continued)
unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand, the trial court is directed to decide the issue of damages to the Company from these ordinances, which the Company believes is consistent not only with the Company receiving the economic benefit of invalidating one of the ordinances, but also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. The remand action was tried to the court in the third quarter of 2007 and post-trial briefs have been filed. The court has asked for closing arguments to be made in November 2007. The Company intends to continue to vigorously pursue its damages in the remand action and to vigorously defend the two other lawsuits.
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
     As a result of the Company’s efforts to achieve a level of regulatory fairness in California, a commercial lending company, 21st Mortgage Corporation, a Delaware corporation, sued MHC Financing Limited Partnership. Such lawsuit asserts that certain rent increases implemented by the partnership pursuant to the rights afforded to the property owners under the City of San Jose’s rent control ordinance were invalid or unlawful. 21st Mortgage has asserted that it should benefit from the vacancy control provisions of the City’s ordinance as if 21st Mortgage were a “homeowner” and contrary to the ordinance’s provision that rents may be increased without restriction upon termination of the homeowners’ tenancy. In each of the disputed cases, the Company believes it had terminated the tenancy of the homeowner (21st Mortgage’s borrower) through the legal process. The Court, in granting 21st Mortgage’s motion for summary judgment, has indicated that 21st Mortgage may be a “homeowner” within the meaning of the ordinance. The Company does not believe that 21st Mortgage can show that it has ever applied for tenancy, entered into a rental agreement or been accepted as a homeowner in the communities. Moreover, California Civil Code Section 798.21 specifically exempts non-principal residents from the benefits of rent control. Trial in this matter is currently scheduled for November 2007. The Company intends to continue vigorously defending this matter.
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

Note 10 — Commitments and Contingencies (continued)
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
Countryside at Vero Beach
     The Company previously received letters dated June 17, 2002 and August 26, 2002 from Indian River County (“County”), claiming that the Company owed sewer impact fees in the amount of approximately $518,000 with respect to the Property known as Countryside at Vero Beach, located in Vero Beach, Florida, purportedly under the terms of an agreement between the County and a prior owner of the Property. In response, the Company advised the County that these fees are no longer due and owing as a result of a 1996 settlement agreement between the County and the prior owner of the Property, providing for the payment of $150,000 to the County to discharge any further obligation for the payment of impact or connection fees for sewer service at the Property. The Company paid this settlement amount (with interest) to the County in connection with the Company’s acquisition of the Property. In February 2006, the Company was served with a complaint filed by the County in Indian River County Circuit Court, requesting a judgment declaring a lien against the Property for allegedly unpaid impact fees, and foreclosing said lien. On March 30, 2006, the Company served its answer and affirmative defenses, and the case is now in the discovery stage. In the fourth quarter of 2007 the Company settled this matter by agreeing to pay impact fees in the amount of approximately $360,000 to Indian River County. The $360,000 will be capitalized in land improvements on the Company’s Consolidated Balance Sheet and depreciated over the useful life of the asset. All legal fees incurred to settle this matter will be expensed.
     On January 12, 2006, the Company was served with a complaint filed in Indian River County Circuit Court on behalf of a purported class of homeowners at Countryside at Vero Beach. The complaint includes counts for alleged violations of the Florida Mobile Home Act and the Florida Deceptive and Unfair Trade Practices Act, and claims that the Company required homeowners to pay water and sewer impact fees, either to the Company or to the County, “as a condition of initial or continued occupancy in the Park”, without properly disclosing the fees in advance and notwithstanding the Company’s position that all such fees were fully paid in connection with the settlement agreement described above. On February 8, 2006, the Company served its motion to dismiss the complaint. In May 2007, the Court granted the Company’s motion to dismiss, but also allowed the plaintiff to amend their complaint. The plaintiff filed an amended complaint, which the Company has also moved to dismiss. The Company will vigorously defend the lawsuit.

Note 10 — Commitments and Contingencies (continued)
Colony Park
     On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County, alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. On March 2, 2007, the Company filed a demurrer to the complaint, along with a motion to strike portions of the complaint (“motion to strike”) and a motion to compel arbitration and stay action (“motion to compel”). After a hearing on March 28, 2007, the Court issued a ruling on April 5, 2007, which overruled the demurrer, took the motion to compel under submission, and granted the motion to strike in part and denied it in part. The Court subsequently issued a ruling on April 6, 2007, denying the motion to compel. The Company has filed an interlocutory appeal, which is pending, of the denial of the motion to compel. On April 11, 2007, the plaintiff tenant group filed their first amended complaint in the case. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the lawsuit.
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
     In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted.
Brennan Beach
     The Company has learned that the Law Enforcement Division of the New York Department of Environmental Compliance (“DEC”) is investigating certain allegations relating to the operation of the onsite wastewater treatment plant and the use of adjacent wetlands at Brennan Beach, which is located in Pulaski, New York. No formal notices have been issued to the Company asserting specific violations and the Company is cooperating with the DEC investigation.

Note 10 — Commitments and Contingencies (continued)
Appalachian RV
     The Company has learned that the U.S. Environmental Protection Agency (“EPA”) is investigating potential soil contamination at Appalachian RV, which is located in Shartlesville, Pennsylvania, reportedly stemming from observations of remnants of old auto battery parts at the Property. The EPA intends to conduct an assessment by soil sampling at the Property. The Company is cooperating with the EPA investigation.
Florida Utility Operations
     The Company received notice from the Florida Department of Environmental Protection (“DEP”) that as a result of a compliance inspection it is alleging violations of Florida law relating to the operation of onsite water plants and waste water treatment plants at seven properties in Florida. The Company is investigating each of the alleged violations, including a review of a third party operator hired to oversee such operations. The Company met with the DEP in November 2007 to respond to the alleged violations and as a follow-up to such meeting will provide a written response to the DEP. While the outcome of this investigation remains uncertain, the Company expects to resolve the issues raised by the DEP by entering into a consent decree in which the Company will agree to make certain improvements in its facilities and operations to resolve the issues and pay certain costs and penalties associated with the violations. While the outcome is still uncertain, the amount of the costs and penalties paid to the DEP is not expected to be material. The Company is evaluating the costs of any improvements to its facilities, which would be capital expenditures depreciated over the estimated useful life of the improvement.
Other
     The Company is involved in various other legal proceedings arising in the ordinary course of business. Such proceedings include, but are not limited to, notices, consent decrees and other similar enforcement actions by governmental agencies relating to the Company’s water plants and wastewater treatment plants. Additionally, in the ordinary course of business, the Company’s operations are subject to audit by various taxing authorities. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company. In addition, to the extent any such proceedings or audits relate to newly acquired Properties, the Company considers any potential indemnification obligations of sellers in favor of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The Company is a self-administered, self-managed, real estate investment trust (REIT) with headquarters in Chicago, Illinois. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of September 30, 2007, the Company owned or had an ownership interest in a portfolio of 312 Properties located throughout the United States and Canada containing 112,925 residential sites. These Properties are located in 29 states and British Columbia (with the number of Properties in each state or province shown parenthetically): Florida (87), California (48), Arizona (35), Texas (15), Pennsylvania (13), Washington (13), Colorado (10), Oregon (9), North Carolina (8), Virginia (8), Delaware (7), Maine (6), Nevada (6), Wisconsin (6), Indiana (5), New York (5), Illinois (4), Massachusetts (5), New Jersey (4), Michigan (3), South Carolina (3), Ohio (2), Tennessee (2), Utah (2), Alabama (1), Iowa (1), Kentucky (1), Montana (1), New Hampshire (1), and British Columbia (1).
     This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:
•	in the age-qualified properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial markets volatility;

•	in the all-age properties, results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing, and competition from alternative housing options including site-built single-family housing;

•	our ability to maintain rental rates and occupancy with respect to properties currently owned or pending acquisitions;

•	our assumptions about rental and home sales markets;

•	the completion of pending acquisitions and timing with respect thereto;

•	ability to obtain financing or refinance existing debt;

•	the effect of interest rates; and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.
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

     The following chart lists the Properties acquired, invested in, or sold since January 1, 2006.

Property	Transaction Date	Sites
Total Sites as of January 1, 2006		106,337
Property or Portfolio (# of Properties in parentheses):
Thousand Trails (2)	April 14, 2006	624
Mid-Atlantic Portfolio (7)	April 25, 2006	1,594
Tranquil Timbers (1)	June 13, 2006	270
Outdoor World Portfolio (15)	December 15, 2006	3,962
Pine Island RV Resort (1)	August 3, 2007	363
Santa Cruz RV Ranch (1)	September 26, 2007	106

Joint Ventures:
Morgan Portfolio (5)	Various, 2006	1,134
Expansion Site Development and other:
Sites added (reconfigured) in 2006		134
Sites added (reconfigured) in 2007		7

Dispositions:
Indian Wells (Joint Venture)	April 18, 2006	(350)
Forest Oaks	April 25, 2006	(227)
Windsong	April 25, 2006	(268)
Blazing Star (Joint Venture)	June 29, 2006	(254)
Lazy Lakes	January 10, 2007	(100)
Del Rey	July 6, 2007	(407)

Total Sites as of September 30, 2007		112,925

     Since December 31, 2005, the gross investment in real estate has increased from $2,153 million to $2,375 million as of September 30, 2007.

Outlook
     Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.
     We have approximately 64,400 annual sites, approximately 8,300 seasonal sites, which are leased to customers generally for three to six months, and approximately 9,300 transient sites, occupied by customers who lease sites on a short-term basis. We expect to service over 100,000 customers with these transient sites. However, we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 24,100 membership sites for which we currently receive ground rent of approximately $21.1 million annually. This rent is classified in Income from other investments, net in the Consolidated Statements of Operations. We also have interests in Properties containing approximately 6,800 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

	Total Sites as of	Total Sites as of
	September 30,	December 31,
	2007	2006
	(rounded to 000s)	(rounded to 000s)
Community sites (1)	45,300	45,700
Resort sites (2):
Annual	19,100	18,900
Seasonal	8,300	8,000
Transient	9,300	8,800
Membership (3)	24,100	24,100
Joint Ventures (4)	6,800	7,500

	112,900	113,000

(1)	Total sites as of September 30, 2007 includes 1,174 sites from discontinued operations. Total sites as of December 31, 2006 includes 1,581 sites from discontinued operations of which 407 sites sold in July 2007.

(2)	Total sites as of December 31, 2006 includes 100 sites from discontinued operations, subsequently sold in January 2007.

(3)	All sites are currently leased to Privileged Access.

(4)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.
Supplemental Property Disclosure
     We provide the following disclosures with respect to certain assets:
•	Monte Vista – Monte Vista is a lifestyle-oriented resort Property located in Mesa, Arizona containing approximately 56 acres of vacant land. We have obtained approval to develop 275 manufactured home and 240 resort sites on this land. In connection with evaluating the development of Monte Vista, we evaluated selling the land and subsequently decided to list 26 acres of the land for sale. We have signed a contract to sell the 26 listed acres for approximately $10 million and the contract anticipates closing in the summer of 2008. No assurances can be given that any sale transaction will occur. With respect to the land not listed for sale, we intend to develop additional resort sites and may consider other alternative uses for the land or sale of the acreage. We anticipate that we will proceed with the development if a sale fails to close.

•	Bulow Plantation – Bulow Plantation is a 628-site mixed lifestyle-oriented resort and manufactured home Property located in Flagler Beach, Florida, which contains approximately 180 acres of adjacent vacant land. We have obtained approval from Flagler County for an additional manufactured home community development of approximately 700 sites on this land. In connection with evaluating the possible development and based on inquiries from single-family home developers, we evaluated a sale of the land. Subsequently, we listed the land for sale for a purchase price of $28 million. We anticipate that we will proceed with the development if we determine that any offers or the terms thereof are unacceptable. ELS recently obtained an amendment to the Board of Flagler County Commissioners resolution approving the planned unit development classification of the Property to clarify that resort cottages may be installed and set forth standards for the installation of resort cottages. This amendment may impact the plans for the future development.

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
     As of September 30, 2007, we are leasing approximately 24,100 sites at 81 membership campground resort Properties to Privileged Access or its subsidiaries. The Properties being leased are as follows:
•	Thousand Trails Portfolio – This portfolio contains 59 Properties and 18,535 sites, which were leased to Privileged Access on April 14, 2006 for approximately 14 years. The current annual lease payment is approximately $17.9 million and is subject to annual CPI escalations.

•	Mid-Atlantic Portfolio – This portfolio contains seven Properties and 1,594 sites, which were leased to Privileged Access on April 25, 2006. The current lease expires January 31, 2008 and we anticipate extending the lease on a short-term basis. The current annual lease payment is approximately $0.7 million.

•	Outdoor World Portfolio – This portfolio contains 15 Properties and 3,962 sites, which were leased to Privileged Access on December 15, 2006. This lease was renewed on June 1, 2007, and was extended until January 15, 2020 to be co-terminus with the lease for the Thousand Trails portfolio. The annual lease payment was increased to $2.5 million from $1.0 million. The lease now allows Privileged Access to offer a limited number of upgraded memberships to existing Thousand Trails members, which would allow access to the 15 Outdoor World resorts.
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
     On April 14, 2006, we loaned Privileged Access approximately $12.3 million at a per annum interest rate of prime plus 1.5%, maturing in one year and secured by Thousand Trails membership sales contract receivables. During the nine months ending September 30, 2007, we received principal repayments of $12.3 million. In connection with the payoffs, Privileged Access obtained a $10.0 million loan from a bank and the Company guaranteed $2.5 million of this loan. See Note 10 – Commitments and Contingencies for further discussion of this guarantee.
Critical Accounting Policies and Estimates
     Refer to the 2006 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. During the nine months ended September 30, 2007, there were no changes to these policies.

Results of Operations
     The results of operations for the three Properties designated as held for disposition as of September 30, 2007 pursuant to SFAS No. 144, two Properties sold in April of 2006, one Property sold in January of 2007, and one Property sold in July of 2007 have been classified as income from discontinued operations. See Note 4 of the Notes to the Consolidated Financial Statements for summarized information for these Properties.
Comparison of the Quarter Ended September 30, 2007 to the Quarter Ended September 30, 2006
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods (“Core Portfolio”) and the Total Portfolio for the quarters ended September 30, 2007 and 2006 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase /	%			Increase /	%
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Community base rental income	$58,353	$55,904	$2,449	4.4%	$59,366	$56,877	$2,489	4.4%
Resort base rental income	21,970	20,889	1,081	5.2%	25,557	22,833	2,724	11.9%
Utility and other income	8,677	7,284	1,393	19.1%	9,273	7,539	1,734	23.0%

Property operating revenues	89,000	84,077	4,923	5.9%	94,196	87,249	6,947	8.0%

Property operating and Maintenance	30,836	28,769	2,067	7.2%	33,252	30,125	3,127	10.4%
Real estate taxes	6,701	6,526	175	2.7%	7,037	6,780	257	3.8%
Property management	4,347	4,086	261	6.4%	4,576	4,301	275	6.4%

Property operating expenses	41,884	39,381	2,503	6.4%	44,865	41,206	3,659	8.9%

Income from property operations	$47,116	$44,696	$2,420	5.4%	$49,331	$46,043	$3,288	7.1%

Property Operating Revenues
     The 5.9% increase in the Core Portfolio property operating revenues reflects: (i) a 4.2% increase in rates in our community base rental income combined with a 0.2% increase in occupancy, (ii) a 5.2% increase in revenues for our resort base income, and (iii) an increase in utility income due to increased pass-throughs at certain Properties. Total Portfolio Property operating revenues increased due to rate increases and our 2006 and 2007 acquisitions.
Property Operating Expenses
     The 6.4% increase in property operating expenses in the Core Portfolio reflects a 7.2% increase in property operating and maintenance expenses. The increase in real estate taxes in the Core Portfolio is generally due to higher property assessments on certain Properties. Our Total Portfolio property operating expenses increased due to higher property operating expenses in the Core Portfolio and our 2006 and 2007 acquisitions. Core Portfolio and Total Portfolio property management expense increased due to increased payroll costs.

Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended September 30, 2007 and 2006 (dollars in thousands).

	2007	2006	Variance	% Change
Gross revenues from new home sales	$8,019	$15,949	$(7,930)	(49.7%)
Cost of new home sales	(7,424)	(14,650)	7,226	(49.3%)

Gross profit from new home sales	595	1,299	(704)	(54.2%)

Gross revenues from used home sales	464	628	(164)	(26.1%)
Cost of used home sales	(693)	(475)	(218)	45.9%

Gross (loss) profit from used home sales	(229)	153	(382)	(249.7%)

Brokered resale revenues, net	305	448	(143)	(31.9%)
Home selling expenses	(1,845)	(2,472)	627	(25.4%)
Ancillary services revenues, net	799	700	99	14.1%

(Loss) Income from home sales operations	$(375)	$128	$(503)	(393.0%)

Home sales volumes
New home sales (1)	113	220	(107)	(48.6%)
Used home sales (2)	69	117	(48)	(41.0%)
Brokered home resales	202	271	(69)	(25.5%)

(1)	Includes third party home sales of 14 and 17 for the quarters ending September 30, 2007 and 2006, respectively.

(2)	Includes third party home sales of zero and seven for the quarters ending September 30, 2007 and 2006, respectively.
     Income from home sales operations decreased as a result of lower new, used, and brokered resale volumes and lower gross profits per home sold. The decline in gross profits was offset by a slight increase in ancillary services and decreased home selling expenses as a result of lower sales volumes and decreased advertising costs.
Other Income and Expenses
     The following table summarizes other income and expenses for the quarters ended September 30, 2007 and 2006 (amounts in thousands).

	2007	2006	Variance	% Change
Interest income	$496	$595	$(99)	(16.6%)
Income from other investments, net	5,323	6,172	(849)	(13.8%)
General and administrative	(3,795)	(3,541)	(254)	7.2%
Rent control initiatives	(722)	(201)	(521)	259.2%
Interest and related amortization	(25,942)	(26,339)	397	(1.5%)
Depreciation on corporate assets	(116)	(102)	(14)	13.7%
Depreciation on real estate assets	(15,901)	(15,137)	(764)	5.0%

Total other expenses, net	$(40,657)	$(38,553)	$(2,104)	5.5%

     Interest income decreased primarily due to a $7.3 million principal repayment received in the first quarter of 2007 on our Privileged Access note. Income from other investments, net decreased due to the $1.0 million gain on sale of College Heights during the third quarter of 2006 offset by previously discussed increase in ground lease activity with Privileged Access. General and administrative expense primarily increased due to higher payroll costs. Rent control initiatives increased primarily as a result of activity regarding the Contempo Marin and City of Santee trials (see Note 10 – Commitments and Contingencies). Interest and related amortization decreased due a lower amount outstanding on our lines of credit partially offset by slightly unfavorable interest rates in 2007. Depreciation expense increased primarily due to the 2006 and 2007 acquisitions.
Equity in Income of Unconsolidated Joint Ventures
     During the quarter ended September 30, 2007, equity in income of unconsolidated joint ventures decreased primarily due to the acquisition of the remaining interests of six joint ventures since September 30, 2006.

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods (“Core Portfolio”) and the Total Portfolio for the nine months ended September 30, 2007 and 2006 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase /	%			Increase /	%
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Community base rental income	$174,179	$166,549	$7,630	4.6%	$177,190	$168,617	$8,573	5.1%
Resort base rental income	69,271	65,501	3,770	5.8%	79,336	69,480	9,856	14.2%
Utility and other income	26,831	22,868	3,963	17.3%	28,551	23,445	5,106	21.8%

Property operating revenues	270,281	254,918	15,363	6.0%	285,077	261,542	23,535	9.0%

Property operating and maintenance	89,159	84,550	4,609	5.5%	95,681	87,229	8,452	9.7%
Real estate taxes	20,708	19,589	1,119	5.7%	21,646	20,122	1,524	7.6%
Property management	13,243	13,120	123	0.9%	13,940	13,526	414	3.1%

Property operating expenses	123,110	117,259	5,851	5.0%	131,267	120,877	10,390	8.6%

Income from property operations	$147,171	$137,659	$9,512	6.9%	$153,810	$140,665	$13,145	9.3%

Property Operating Revenues
     The 6.0% increase in the Core Portfolio property operating revenues reflects: (i) a 4.2% increase in rates in our community base rental income combined with a 0.4% increase in occupancy, (ii) a 5.8% increase in revenues for our resort base income, and (iii) an increase in utility and other income due to increased pass-throughs at certain Properties. Total Portfolio Property operating revenues increased due to rate increases and our 2006 and 2007 acquisitions.
Property Operating Expenses
     The 5.0% increase in property operating expenses in the Core Portfolio reflects a 5.5% increase in property operating and maintenance expense due primarily to increases in payroll, utilities and repairs and maintenance. The increase in real estate taxes in the Core Portfolio is generally due to higher property assessments on certain Properties. Our Total Portfolio property operating expenses increased due to higher utility expenses, and our 2006 and 2007 acquisitions. Total Portfolio property management expense increased slightly due to increased payroll costs.

Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the nine months ended September 30, 2007 and 2006 (dollars in thousands).

	2007	2006	Variance	% Change
Gross revenues from new home sales	$25,045	$44,637	$(19,592)	(43.9%)
Cost of new home sales	(22,301)	(39,581)	17,280	(43.7%)

Gross profit from new home sales	2,744	5,056	(2,312)	(45.7%)

Gross revenues from used home sales	1,722	1,940	(218)	(11.2%)
Cost of used home sales	(2,063)	(1,648)	(415)	25.2%

Gross (loss) profit from used home sales	(341)	292	(633)	(216.8%)

Brokered resale revenues, net	1,248	1,723	(475)	(27.6%)
Home selling expenses	(5,845)	(7,386)	1,541	(20.9%)
Ancillary services revenues, net	2,223	2,706	(483)	(17.8%)

Income from home sales operations	$29	$2,391	$(2,362)	(98.8%)

Home sales volumes
New home sales (1)	346	574	(228)	(39.7%)
Used home sales (2)	224	297	(73)	(24.6%)
Brokered home resales	769	1015	(246)	(24.2%)

(1)	Includes third party home sales of 37 and 46 for the nine months ending September 30, 2007 and 2006, respectively.

(2)	Includes third party home sales of five and nine for the nine months ending September 30, 2007 and 2006, respectively.
     Income from home sales operations decreased due to lower new, used, and brokered resale volumes and lower gross profits per home sold. The decline in gross profits was partially offset by decreased home selling expenses as a result of lower sales volumes and decreased advertising costs.
Other Income and Expenses
     The following table summarizes other income and expenses for the nine months ended September 30, 2007 and 2006 (amounts in thousands).

	2007	2006	Variance	% Change
Interest income	$1,458	$1,434	$24	1.7%
Income from other investments, net	15,407	15,454	(47)	(0.3%)
General and administrative	(11,146)	(10,342)	(804)	7.8%
Rent control initiatives	(2,157)	(499)	(1,658)	332.3%
Interest and related amortization	(77,420)	(77,167)	(253)	0.3%
Depreciation on corporate assets	(337)	(312)	(25)	8.0%
Depreciation on real estate assets	(47,232)	(44,570)	(2,662)	6.0%

Total other expenses, net	$(121,427)	$(116,002)	$(5,425)	4.7%

     Interest income increased due to interest income from tax deferred exchange account escrow balances, offset by a decrease in interest received on our Privileged Access note, which was fully paid off in the third quarter of 2007. Income from other investments, net decreased due to the $1.0 gain on sale of College Heights in the third quarter of 2006 offset by the previously discussed increase in ground lease activity with Privileged Access. General and administrative expense primarily increased due to an increase in payroll expenses. Rent control initiatives increased primarily as a result of activity regarding the Contempo Marin and City of Santee trials (see Note 10 – Commitments and Contingencies). Interest expense increased primarily due to the 2006 acquisitions partially offset by lower lines-of-credit balances. Depreciation on real estate assets increased primarily due to the 2006 and 2007 acquisitions.
Equity in Income of Unconsolidated Joint Ventures
     During the nine months ended September 30, 2007, equity in income of unconsolidated joint ventures decreased due to the acquisition of the remaining interests of several joint ventures during 2006 and 2007 as well as the liquidation of our interest in two additional joint ventures in the second quarter of 2006.

Liquidity and Capital Resources
Liquidity
     As of September 30, 2007, the Company had $3.7 million in cash and cash equivalents and $272.1 million available on its lines of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities, proceeds from sale of Properties and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, Property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit the issuance of debt securities or additional equity securities in the Company, in addition to working capital. The table below summarizes cash flow activity for the nine months ended September 30, 2007 and 2006 (amounts in thousands).

	For the nine months ended
	September 30,
	2007	2006
Cash provided by operating activities	$91,827	$77,649
Cash used in investing activities	(19,138)	(42,470)
Cash used in financing activities	(70,591)	(35,789)

Net increase (decrease) in cash	$2,098	$(610)

Operating Activities
     Net cash provided by operating activities increased $14.2 million for the nine months ended September 30, 2007. The increase reflects increased property operating income as a result of our acquisitions and a decrease in working capital requirements. Reduction in working capital requirements is primarily due to the decrease in inventory as a result of lower new home sales volumes.
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

On August 3, 2007, the Company acquired a 363-site resort Property known as Pine Island that is located near St. James City, Florida. The purchase price of approximately $6.5 million was funded with a withdrawal from the tax-deferred account established as a result of the sale of Del Rey discussed below.
On September 26, 2007, the Company acquired a 106-site resort Property known as Santa Cruz RV Ranch that is located near Scotts Valley, California. The purchase price was approximately $5.5 million.
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
On April 25, 2006, the Company purchased seven lifestyle-oriented Properties, which contain 1,594 sites including 950 acres of developable expansion land and are located in Florida, New York, North Carolina, South Carolina, Michigan, Kentucky and Alabama. The total purchase price of approximately $14.3 million was funded by the exchange of two all-age Properties, located in Indiana, previously held for sale containing 495 sites, and $5.0 million in cash. We provided short-term seller financing of $3.4 million, which was repaid in August 2006. Net working capital acquired included $0.6 million of rents received in advance. The acquisition was funded from our lines of credit.
On June 13, 2006, the Company purchased Tranquil Timbers, a Property located in Door County, Wisconsin, containing 270 sites for a total purchase price of $2.8 million. The acquisition was funded from our lines of credit. Certain purchase price adjustments may be made within one year following the acquisitions.
Dispositions
     On January 10, 2007, we sold Lazy Lakes, a 100-site resort Property in the Florida Keys, for proceeds of approximately $7.7 million. The Company recognized a gain of approximately $4.6 million. In order to defer the taxable gain on the sale of Lazy Lakes, the sales proceeds, net of an eligible distribution of $2.4 million, were deposited in a tax-deferred exchange account. The funds in the exchange account were used in the Mesa Verde and Winter Garden acquisitions discussed above.
     On July 6, 2007, we sold Del Rey, a 407 site Property in Albuquerque, New Mexico, for proceeds of approximately $13 million. The Company recognized a gain of approximately $6.9 million. These proceeds were deposited in a tax-deferred exchange account pending future like-kind exchange acquisitions. As of September 30, 2007, approximately $6.4 million of the proceeds have not been used for acquisitions.
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

Notes Receivable Activity
     As of December 31, 2006, we had a note receivable from Privileged Access of approximately $12.3 million. During the quarter ended March 31, 2007, we received a principal repayment of $7.3 million and during the quarter ending September 30, 2007 we received the remaining principal repayment of $5.0 million. The remaining $1.6 million in cash outflow reflects net lending activity from our Chattel Loans.
Investments in and distributions from unconsolidated joint ventures
     During the nine months ended September 30, 2007, the Company invested approximately $3.0 million in its joint ventures mainly in developing Properties at our Maine joint venture.
     During the nine months ended September 30, 2007, the Company received approximately $3.9 million in distributions from our joint ventures. Approximately $3.8 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $0.1 million were classified as a return of capital and were included in investing activities.
     During the nine months ended September 30, 2006, the Company received approximately $4.3 million in distributions from our joint ventures including proceeds from the sale of Indian Wells, a property owned by one of our joint ventures in April 2006. Approximately $2.7 million of these distributions were classified as return on capital and were included in operating activities. The remaining $1.6 million of these distributions were classified as a return of capital and were included in investing activities.
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
Capital Improvements
     Capital expenditures for improvements are identified by the Company as recurring capital expenditures (“Recurring CapEx”), site development costs and corporate costs. Recurring CapEx was approximately $10.9 million and $8.6 million for the nine months ended September 30, 2007 and 2006, respectively. Site development costs were approximately $9.1 million and $13.9 million for the nine months ended September 30, 2007 and 2006, respectively, and represent costs to develop expansion sites at certain of the Company’s Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home. Reduction in site development costs is due to the decrease in new home sales volumes. In addition, during the nine months ended September 30, 2007 and 2006, we spent $1.4 million and $1.5 million, respectively, on capitalized Hurricane related repairs.
Financing Activities
Financing, Refinancing and Early Debt Retirement
2007 Activity
During the quarter ended September 30, 2007, the company repaid the outstanding mortgage indebtedness on Ft. Myers Beach of approximately $2.9 million.
In connection with the acquisition of Mesa Verde, during the first quarter of 2007, the Company assumed $3.5 million in mortgage debt bearing interest at 4.94% per annum and maturing in May 2008. In connection with the acquisition of Winter Garden, during the second quarter of 2007, the Company assumed $4.0 million in mortgage debt bearing interest at 4.3% per annum and maturing in September 2008. In addition, the Company repaid approximately $1.9 million of mortgage debt in connection with the sale of Lazy Lakes. Refer to Note 4 - Investment in Real Estate for acquisition and disposition activity.
2006 Activity
During the nine months ended September 30, 2006, the Company assumed $25.9 million in mortgage debt on four of the eleven Properties related to the acquisition of the Mezzanine Portfolio. This debt was subsequently defeased and refinanced in the same year. In addition, the Company financed $47.1 million of mortgage debt to acquire the remaining seven Properties in the Mezzanine Portfolio. The seven mortgages bear interest at weighted average rates ranging from 5.70% to 5.72% per annum, and mature in April 2016.
We received approximately $5.9 million in new financing proceeds from an earn-out on debt secured by the Monte Vista Property and the Viewpoint Property and a refinancing we completed in the second quarter 2006. These proceeds were used to pay down the lines of credit.
We replaced the term loan, which had a remaining balance of $100 million maturing in 2007 and $160 million in lines of credit maturing in August 2006 with $275 million in lines of credit with a four-year maturity and one-year extension option. The new facilities bear interest at LIBOR plus 1.20% per annum with a 0.15% facility fee per annum. The interest rate on the term loan was LIBOR plus 1.75% per annum and the $160 million lines of credit had an interest rate of LIBOR plus 1.65% and had a 0.15% unused fee, both per annum.
We also acquired land for $2.4 million, in the third quarter 2006, subject to a ground lease previously classified as mortgage debt relating to the Golden Terrace South Property.
Secured Debt
     As of September 30, 2007, our secured long-term debt balance was approximately $1.6 billion, with a weighted average interest rate including amortization in 2007 of approximately 6.1% per annum. The debt bears interest at rates between 4.3% and 10.0% per annum and matures on various dates mainly ranging from 2007 to 2016. Included in our debt balance are three capital leases with an imputed interest rate of 13.1% per annum. We do not have any significant long-term debt maturing in 2007 or 2008, with $216 million being the maximum amount maturing in any of the succeeding 5 years beginning in 2008. The weighted average term to maturity for the long-term debt is approximately 5.5 years.
Unsecured Debt
     In September of 2007, we completed an amendment of existing unsecured Lines of Credit (“LOC”) to expand our borrowing capacity from $275 million to $420 million. Prior to the amendment, the Company had a $225 million line of credit and a $50 million line of credit. The amendment increased the $225 million LOC to $400 million and decreased the $50 million LOC to $20 million. The lines of credit continue to accrue interest at LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. Our current group of banks have committed up to $370 million on our $420 million borrowing capacity. The Company incurred commitment and arrangement fees of approximately $0.3 million to increase its borrowing capacity.
     The weighted average interest rate in 2007 for our unsecured debt was approximately 6.8% per annum. Throughout the nine months ended September 30, 2007, we borrowed $81.1 million and paid down $114.4 million on the lines of credit for a net pay-down of $33.3 million funded by our operations. The balance outstanding as of September 30, 2007 was $97.9 million.
Other Loans
     During the nine months ended September 30, 2007, we borrowed $4.3 million to finance our insurance premium payments. As of September 30, 2007, this loan has been paid off.

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
Contractual Obligations
     As of September 30, 2007, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

	Total	2007(2)	2008	2009	2010 (3)	2011	Thereafter
Long Term Borrowings (1)	$1,671,353	$29,538	$209,687	$86,286	$326,175	$65,032	$954,635
Weighted average interest rates	6.13%	7.50%	5.68%	7.00%	7.16%	7.07%	5.62%

(1)	Balance excludes net premiums and discounts of $3.0 million.

(2)	Includes principal amortizations and one loan maturing in November 2007 for approximately $20 million. We are currently assessing our refinancing options for this loan.

(3)	Includes lines of credit repayments in 2010 of $98 million. We have an option to extend this maturity for one year to 2011.
     Included in the above table are certain capital lease obligations totaling approximately $6.6 million. These agreements expire in June 2009 and are paid semi-annually at an imputed interest rate of 13.1% per annum.
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
Equity Transactions
2007 Activity
     The 2007 quarterly distribution per common share is $0.15 per share, up from $0.075 per share in 2006. On October 12, 2007, the Company paid a $0.15 per share distribution for the quarter ended September 30, 2007 to stockholders of record on September 28, 2007. On July 13, 2007, the Company paid a $0.15 per share distribution for the quarter ended June 30, 2007 to stockholders of record on June 29, 2007. On April 13, 2007, the Company paid a $0.15 per share distribution for the quarter ended March 31, 2007 to stockholders of record on March 30, 2007. On September 28, 2007, June 29, 2007 and March 30, 2007, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     During the nine months ended September 30, 2007, we received approximately $3.4 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).
2006 Activity
     On October 13, 2006, we paid a $0.075 per share distribution for the quarter ended September 30, 2006 to the stockholders of record on September 29, 2006. On July 14, 2006, we paid a $0.075 per share distribution for the quarter ended June 30, 2006 to the stockholders of record on June 30, 2006. On April 14, 2006, the Company paid a $0.075 per share distribution for the quarter ended March 31, 2006 to stockholders of record on March 31, 2006. On September 29, 2006, June 30, 2006 and March 31, 2006, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million of Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     During the nine months ended September 30, 2006, we received approximately $3.5 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s ESPP.
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

     The following table presents a calculation of FFO for the quarters and nine months ended September 30, 2007 and 2006 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Computation of funds from operations:
Net income available for common shares	$9,652	$3,554	$27,445	$14,846
Income allocated to common OP Units	2,308	911	6,592	3,863
Depreciation on real estate assets and other	15,901	15,137	47,232	44,570
Depreciation on unconsolidated joint ventures	354	459	1,088	1,465
Depreciation on discontinued real estate assets	—	21	—	63
Gain on sale of property	(6,858)	—	(11,444)	(852)

Funds from operations available for common shares	$21,357	$20,082	$70,913	$63,955

Weighted average common shares outstanding – fully diluted	30,418	30,239	30,402	30,209

Item 3. Quantitative and Qualitative Disclosure of Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At September 30, 2007, approximately 93% or approximately $1.6 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $86.7 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $91.8 million.
     At September 30, 2007, approximately 7% or approximately $117 million of our outstanding debt was at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings and cash flows would increase/decrease by approximately $1.2 million annually.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2007.
     Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting
     There were no material changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007.

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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

3.8	(a)	Second Amended and Restated Bylaws, effective as of August 8, 2007.

31.1		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

10.35	(b)	Credit Agreement ($400 million Revolving Facility) dated September 21, 2007

10.36	(b)	Second Amendment and Restated Loan Agreement ($20 million Revolving Facility) dated September 21, 2007

(a)		Included as an exhibit to the Company’s Report on Form 8-K dated August 8, 2007

(b)		Included as an exhibit to the Company’s Report on Form 8-K dated September 21, 2007

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.
Date: November 9, 2007	By:	/s/ Thomas P. Heneghan
Thomas P. Heneghan
President and Chief Executive Officer (Principal executive officer)

Date: November 9, 2007	By:	/s/ Michael B. Berman
Michael B. Berman
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)