Form 10-K
period 2007-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2008-02-28
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑   No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of voting stock held by non-affiliates was approximately $1,155.8 million as of June 29, 2007 based upon the closing price of $52.19 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.
At February 22, 2008, 24,391,282 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008.

Equity LifeStyle Properties, Inc.

PART I
Item 1. Business
Equity LifeStyle Properties, Inc.
General
     Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”), is referred to herein as the “Company,” “ELS,” “we,” “us,” and “our.” ELS has elected to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes commencing with its taxable year ended December 31, 1993.
     The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). The Company was formed in December 1992 to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of December 31, 2007, we owned or had an ownership interest in a portfolio of 311 Properties located throughout the United States and Canada containing 112,779 residential sites. These Properties are located in 28 states and British Columbia (with the number of Properties in each state or province shown parenthetically) — Florida (87), California (48), Arizona (35), Texas (15), Pennsylvania (13), Washington (13), Colorado (10), Oregon (9), North Carolina (8), Virginia (8), Delaware (7), Maine (6), Nevada (6), Wisconsin (6), Indiana (5), New York (5), Illinois (4), Massachusetts (4), New Jersey (4), Michigan (3), South Carolina (3), New Hampshire (2), Ohio (2), Tennessee (2), Utah (2), Alabama (1), Kentucky (1), Montana (1), and British Columbia (1).
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
Employees and Organizational Structure
     We have approximately 1,600 full-time, part-time and seasonal employees dedicated to carrying out our operating philosophy and strategies of value enhancement and service to our customers. The operations of each Property are coordinated by an on-site team of employees that typically includes a manager, clerical and maintenance workers, each of whom works to provide maintenance and care of the Properties. Direct supervision of on-site management is the responsibility of our regional vice presidents and regional and district managers. These individuals have significant experience in addressing the needs of customers and in finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 100 full-time corporate employees who assist on-site management in all property functions.
Formation of the Company
     The operations of the Company are conducted primarily through the Operating Partnership. The Company contributed the proceeds from its initial public offering and subsequent offerings to the Operating Partnership for a general partnership interest. In 2004, the general partnership interest was contributed to MHC Trust, a private REIT subsidiary owned by the Company. The financial results of the Operating Partnership and the Subsidiaries are consolidated in the Company’s consolidated financial statements. In addition, since certain activities, if performed by the Company, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”), the Company has formed taxable REIT subsidiaries, as defined in the Code, to engage in such activities.
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
Acquisitions and Dispositions
     Over the last decade our portfolio of Properties has grown significantly from owning or having an interest in 121 Properties with over 44,000 sites to owning or having an interest in 311 Properties with over 112,000 sites. We continually review the Properties in our portfolio to ensure that they fit our business objectives. Over the last five years we sold 13 Properties, and we redeployed capital to markets we believe have greater long-term potential. In that same time period we acquired 181 Properties located in high growth areas such as Florida, Arizona and California. We believe that opportunities for property acquisitions are still available. Increasing acceptability of and demand for a lifestyle that includes Site Set homes and RVs as well as continued constraints on development of new properties continue to add to their attractiveness as an investment. We believe we have a competitive advantage in the acquisition of additional properties due to our experienced management, significant presence in major real estate markets and substantial capital resources. We are actively seeking to acquire additional properties and are engaged in various stages of negotiations relating to the possible acquisition of a number of properties.
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
Property Expansions
     Several of our Properties have available land for expanding the number of sites available to be utilized by our customers. Development of these sites (“Expansion Sites”) is evaluated based on the following: local market conditions; ability to subdivide; accessibility through the Property or externally; infrastructure needs including utility needs and access as well as additional common area amenities; zoning and entitlement; costs; topography; and ability to market new sites. When justified, development of Expansion Sites allows us to leverage existing facilities and amenities to increase the income generated from the Properties. Where appropriate, facilities and amenities may be upgraded or added to certain Properties to make those Properties more attractive in their markets. Our acquisition philosophy has included the desire to own Properties with potential Expansion Site development. Approximately 83 of our Properties have expansion potential, with approximately 5,600 acres available for expansion.
Leases or Usage Rights
     At our Properties, a typical lease entered into between the owner of a home and the Company for the rental of a site is for a month-to-month or year-to-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Non-cancelable long-term leases, with remaining terms ranging up to ten years, are in effect at certain sites within 29 of the Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index (“CPI”), in some instances taking into consideration certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments are made on an annual basis. At Properties zoned for RV use, long-term customers typically enter into right to use agreements and many typically prepay for their stay. Many resort customers will also leave deposits to reserve a site for the following year. Generally these customers cannot live full time on the Property.
Regulations and Insurance
     General. Our Properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas, regulations relating to providing utility services — such as electricity — to our customers, and regulations relating to operating water and wastewater treatment facilities at certain of our Properties. We believe that each Property has the necessary permits and approvals to operate.
     Rent Control Legislation. At certain of our Properties, state and local rent control laws, principally in California, limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. We presently expect to continue to maintain Properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida has enacted a law that generally provides that rental increases must be reasonable. Also, certain jurisdictions in California in which we own Properties limit rent increases to changes in the CPI or some percentage thereof. As part of our effort to realize the value of our Properties subject to restrictive regulation, we have initiated lawsuits against several municipalities imposing such regulation in an attempt to balance the interests of our stockholders with the interests of our customers (see Item 3 — Legal Proceedings).
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
INDUSTRY
     We believe that modern properties similar to ours provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following reasons:
•	Barriers to Entry: We believe that the supply of new properties in locations targeted by the Company will be constrained due to barriers to entry. The most significant barrier has been the difficulty of securing zoning from local authorities. This has been the result of (i) the public’s historically poor perception of manufactured housing, and (ii) the fact that properties generate less tax revenue because the homes are treated as personal property (a benefit to the homeowner) rather than real property. Another factor that creates substantial barriers to entry is the length of time between investment in a property’s development and the attainment of stabilized occupancy and the generation of revenues. The initial development of the infrastructure may take up to two or three years. Once a property is ready for occupancy, it may be difficult to attract customers to an empty property. Substantial occupancy levels may take several years to achieve.

•	Industry Consolidation: According to various industry reports, there are approximately 65,000 properties in the United States, and approximately 10% or approximately 6,000 of the properties have more than 200 sites and would be considered investment-grade. We believe that this relatively high degree of fragmentation provides us, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional properties.

•	Customer Base: We believe that properties tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) customers typically own their own homes, (ii) properties tend to foster a sense of community as a result of amenities such as clubhouses and recreational and social activities, (iii) since moving a Site Set home from one property to another involves substantial cost and effort, customers often sell their home in-place (similar to site-built residential housing) with no interruption of rental payments to us.

•	Lifestyle Choice: According to the Recreational Vehicle Industry Association, nearly 1 in 10 U.S. vehicle-owning households owns an RV. The 78 million people born from 1946 to 1964 or “baby boomers” make up the fastest growing segment of this market. Every day 11,000 Americans turn 50 according to U.S. Census figures. We believe that this population segment, seeking an active lifestyle, will provide opportunities for future cash flow growth for the Company. Current RV owners, once finished with the more active RV lifestyle, will often seek more permanent retirement or vacation establishments. The Site Set housing choice has become an increasingly popular housing alternative for retirement, second-home, and “empty-nest” living. According to a Fannie Mae survey, the baby-boom generation will constitute 18% of the U.S. population within the next 30 years and more than 32 million people will reach age 55 within the next ten years. Among those individuals who are nearing retirement (age 40 to 54), approximately 33% plan on moving upon retirement.

We believe that the housing choices in our Properties are especially attractive to such individuals throughout this lifestyle cycle. Our Properties offer an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment. In fact, many of our Properties allow for this cycle to occur within a single Property.

•	Construction Quality: Since 1976, all factory built housing has been required to meet stringent federal standards, resulting in significant increases in quality. The Department of Housing and Urban Development’s (“HUD”) standards for Site Set housing construction quality are the only federally regulated standards governing housing quality of any type in the United States. Site Set homes produced since 1976 have received a “red and silver” government seal certifying that they were built in compliance with the federal code. The code regulates Site Set home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures. In addition, although Resort Cottages do not come under the same regulation, many of the manufacturers of Site Set homes also produce Resort Cottages with many of the same quality standards.

•	Comparability to Site-Built Homes: The Site Set housing industry has experienced a trend towards multi-section homes. Many modern Site Set homes are longer (up to 80 feet, compared to 50 feet in the 1960’s) and wider than earlier models. Many such homes have nine-foot ceilings or vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single-family ranch style site-built homes.

•	Second Home Demographics: According to 2007 National Association of Realtors (“NAR”) reports, sales of second homes in 2006 accounted for 36% of residential transactions, or 2.72 million second-home sales in 2006. There were approximately 6.8 million vacation homes in 2006. The typical vacation-home buyer is 44 years old and earned $102,200 in 2006. Approximately 57% of vacation home-owners prefer to be near an ocean, river or lake; 38% close to boating activities; 32% close to hunting or fishing activities; and 17% close to winter recreations. In looking ahead, NAR believes that baby boomers are still in their peak earning years, and the leading edge of their generation is approaching retirement. As they continue to have the financial wherewithal to purchase second homes as a vacation property, investment opportunity, or perhaps as a retirement retreat, those baby boomers will continue to drive the market for second-homes. We believe it is likely that over the next decade we will continue to see historically high levels of second home sales and resort homes and cottages in our Properties will also continue to provide a viable second home alternative to site-built homes.
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

Item 1A. Risk Factors
Our Performance and Common Stock Value Are Subject to Risks Associated With the Real Estate Industry.
Adverse Economic Conditions and Other Factors Could Adversely Affect the Value of Our Properties and Our Cash Flow. Several factors may adversely affect the economic performance and value of our Properties. These factors include:
•	changes in the national, regional and local economic climate;
•	local conditions such as an oversupply of lifestyle-oriented properties or a reduction in demand for lifestyle-oriented properties in the area, the attractiveness of our Properties to customers, competition from manufactured home communities and other lifestyle-oriented properties and alternative forms of housing (such as apartment buildings and site-built single family homes);
•	the ability of our potential customers to sell their existing site-built residence in order to purchase a resort home or cottage in our properties and heightened price sensitivity for seasonal and second homebuyers.
•	availability and price of gasoline, especially for our transient customers.
•	our ability to collect rent from customers and pay maintenance, insurance and other operating costs (including real estate taxes), which could increase over time;
•	the failure of our assets to generate income sufficient to pay our expenses, service our debt and maintain our Properties, which may adversely affect our ability to make expected distributions to our stockholders;
•	our inability to meet mortgage payments on any Property that is mortgaged, in which case the lender could foreclose on the mortgage and take the Property;
•	interest rate levels and the availability of financing, which may adversely affect our financial condition; and
•	changes in laws and governmental regulations (including rent control laws and regulations governing usage, zoning and taxes), which may adversely affect our financial condition.
•	poor weather, especially on holiday weekends in the summer, could reduce the economic performance of our Northern resort Properties.
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
Some Potential Losses Are Not Covered by Insurance. We carry comprehensive insurance coverage for losses resulting from property damage, liability claims and business interruption on all of our Properties. There are certain types of losses, such as lease and other contract claims that generally are not insured. Should an uninsured loss or a loss in excess of coverage limits occur, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property.

     Our current property and casualty insurance policies expire March 31, 2008. We have a $100 million property insurance program. The program limits coverage to $10 million annually for losses associated with earthquakes and floods. In addition, losses resulting from hurricanes are limited to $10 million per occurrence. The deductibles related to named windstorms, earthquakes, and floods are five percent of insurable value (property values plus 25 percent of business interruption) per occurrence. The deductibles expose us to potential uninsured losses.
Debt Financing, Financial Covenants and Degree of Leverage Could Adversely Affect Our Economic Performance.
Scheduled Debt Payments Could Adversely Affect Our Financial Condition. Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $1.7 billion as of December 31, 2007. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:
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
Financial Covenants Could Adversely Affect Our Financial Condition. If a Property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the Property, resulting in loss of income and asset value. The mortgages on our Properties contain customary negative covenants, which among other things, limit our ability, without the prior consent of the lender, to further mortgage the Property and to discontinue insurance coverage. In addition, our credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to assets ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt. Foreclosure on mortgaged Properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations.
Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing. Our debt to market capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and Units held by parties other than the Company) is approximately 55% as of December 31, 2007. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes us more vulnerable to a downturn in business or the economy generally.
We Depend on Our Subsidiaries’ Dividends and Distributions.
     Substantially all of our assets are indirectly held through the Operating Partnership. As a result, we have no source of operating cash flow other than from distributions from the Operating Partnership. Our ability to pay dividends to holders of common stock depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to third party holders of its preferred Units and then to make distributions to MHC Trust and common Unit holders. Similarly, MHC Trust must satisfy its obligations to its creditors and preferred stockholders before making common stock distributions to us.

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
Conflicts of Interest Could Influence the Company’s Decisions.
Certain Stockholders Could Exercise Influence in a Manner Inconsistent With the Stockholders’ Best Interests. As of December 31, 2007, Mr. Samuel Zell and certain affiliated holders beneficially owned approximately 14.2% of our outstanding common stock (in each case including common stock issuable upon the exercise of stock options and the exchange of Units). Mr. Zell is the chairman of the Company’s Board of Directors. Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders.
Mr. Zell and His Affiliates Continue to be Involved in Other Investment Activities. Mr. Zell and his affiliates have a broad and varied range of investment interests, including interests in other real estate investment companies involved in other forms of housing, including multifamily housing. Mr. Zell and his affiliates may acquire interests in other companies. Mr. Zell may not be able to control whether any such company competes with the Company. Consequently, Mr. Zell’s continued involvement in other investment activities could result in competition to the Company as well as management decisions, which might not reflect the interests of our stockholders.

Agreements with Privileged Access May Not Have Been and May Not Be in the Future, Negotiated at Arm’s Length. Privileged Access is the largest tenant of the Company. Privileged Access leases approximately 24,100 sites at 81 of our resort Properties. These leases will provide for annual lease payments to us of approximately $25.5 million in the year ended December 31, 2008. Privileged Access operates the 81 Properties, which represented approximately 92 % of Privileged Access gross revenues for the year ended December 31, 2007. Privileged Access also leases 130 sites at Tropical Palms RV Resort for an annual lease payment of approximately $1.4 million. See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a discussion of all agreements between us and Privileged Access.
Mr. McAdams is our President and is also a director and 100% owner of Privileged Access. While the contracts with Privileged Access for the 81 Properties discussed above were reviewed and approved by a special committee of our board of directors, which is comprised of three independent directors, they may not be the result of arm’s length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with Mr. McAdams.
Members of Management May Have a Conflict of Interest Over Whether To Enforce Terms of Mr. McAdams’s Employment and Noncompetition Agreement. Mr. McAdams entered into employment and noncompetition agreement with us. For the most part these restrictions apply to him both during his employment and for two years thereafter. Mr. McAdams is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with Mr. McAdams. Additionally, the non-competition provisions of his agreement, despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over it in the future. See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-K.
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
Environmental and Utility-Related Problems Are Possible and Can be Costly.
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

     Utility-related laws and regulations also govern the provision of utility services and operations of water and wastewater treatment facilities. Such laws regulate, for example, how and to what extent owners or operators of property can charge renters for provision of, for example, electricity, and whether and to what extent such utility services can be charged separately from the base rent. Such laws also regulate the operations and performance of water treatment facilities and wastewater treatment facilities. Such laws may impose fines and penalties on real property owners or operators who fail to comply with these requirements.
We Have a Significant Concentration of Properties in Florida and California, and Natural Disasters or Other Catastrophic Events in These or Other States Could Adversely Affect the Value of Our Properties and Our Cash Flow.
     As of December 31, 2007, we owned or had an ownership interest in 311 Properties located in 28 states and British Columbia, including 87 Properties located in Florida and 48 Properties located in California. Florida accounted for approximately 44% and California accounted for approximately 17% of property operating revenues for the year ended December 31, 2007. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties. While we have obtained insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that the Company must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures incurred by us and reimbursements received from the insurance providers, could adversely affect our economic performance.
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
Our Qualification as a REIT is Dependent on Compliance With U.S. Federal Income Tax Requirements.
     We believe we have been organized and operated in a manner so as to qualify for taxation as a REIT, and we intend to continue to operate so as to qualify as a REIT for U.S. federal income tax purposes. Qualification as a REIT for U.S. federal income tax purposes, however, is governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. In connection with certain transactions, we have received, and relied, on advice of counsel as to the impact of such transactions on our qualification as a REIT. Our qualification as a REIT requires analysis of various facts and circumstances that may not be entirely within our control, and we cannot provide any assurance that the Internal Revenue Service (the “IRS”) will agree with our analysis or the analysis of our tax counsel. If the IRS were to disagree with our analysis or our tax counsel’s analysis of facts and circumstances, our ability to qualify as a REIT may be adversely affected. These matters can affect our qualification as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the U.S. federal income tax consequences of qualification as a REIT.
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
Interpretation of and Changes to Accounting Policies and Standards Could Adversely Affect Our Reported Financial Results.
Our Accounting Policies and Methods Are the Basis on Which We Report Our Financial Condition and Results of Operations, and They May Require Management to Make Estimates About Matters that Are Inherently Uncertain. Our accounting policies and methods are fundamental to the manner in which we record and report our financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in reporting materially different amounts than would have been reported under a different alternative.
One policy that will be critical to the presentation of our financial condition and results of operations in 2008 and beyond is our policy related to Privileged Access. Since April 14, 2006, Privileged Access has been our largest tenant leasing 81 resort Properties from us. Effective January 1, 2008, the 100 percent owner of Privileged Access, Mr. Joe McAdams, became our President and we amended and restated the leases for the 81 Properties. Under generally accepted accounting principles, effective January 1, 2008, Mr. McAdams, Privileged Access and the Company are considered related parties. Due to the materiality of the leasing arrangement and the related party nature of the arrangement, the Company has analyzed whether the operations of Privileged Access should be consolidated with ours. We have determined under FIN 46 that it would not be appropriate to consolidate Privileged Access as we do not control Privileged Access and are not the primary beneficiary of Privileged Access. This conclusion required management to make certain judgments. As a result of the complex nature of the arrangements, on February 15, 2008, we submitted a letter to the Office of the Chief Accountant at the SEC describing the relationship and asking for the SEC’s concurrence with our conclusions that we should not consolidate the operations of Privileged Access. As of the date of filing this Form 10-K, we do not have a response from the SEC. If the SEC disagrees with our conclusions and requires us to consolidate the operations of Privileged Access beginning January 1, 2008, such consolidation may significantly impact the presentation of our financial condition and results of operations. Additionally, the SEC may choose not to review our submission at this time. If they do not and we do not consolidate, the SEC may choose to review our position at a later time and may require us to consolidate the operations of Privileged Access beginning January 1, 2008.
Changes in Accounting Standards Could Adversely Affect Our Reported Financial Results. The bodies that set accounting standards for public companies, including the Financial Accounting Standards Board (“FASB”), the SEC and others, periodically change or revise existing interpretations of the accounting and reporting standards that govern the way that we report our financial condition and results of operations. These changes can be difficult to predict and can materially impact our reported financial results. In some cases, we could be required to apply a new or revised accounting standard, or a revised interpretation of an accounting standard, retroactively, which could have a negative impact on reported results or result in the restatement of our financial statements for prior periods.
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
Property Portfolio
     As of December 31, 2007, we owned or had an ownership interest in a portfolio of 311 Properties located throughout the United States and British Columbia containing 112,779 residential sites.
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
     Bay Indies located in Venice, Florida and Westwinds located in San Jose, California accounted for approximately 2.4% and 2.2%, respectively, of our total property operating revenues for the year ended December 31, 2007.
     The following table sets forth certain information relating to the Properties we owned as of December 31, 2007, categorized by our major markets (excluding membership campground Properties leased to Privileged Access and Properties owned through joint ventures).

										Total
									Total	Number	Annual	Annual
									Number	of Annual	Site	Site		Annual	Annual
							Develo-	Expan-	of Sites	Sites	Occupancy	Occupancy		Rent	Rent
							pable	sion	as of	as of	as of	as of		as of	as of
Property	Address	City	State	ZIP	MH/RV	Acres (c)	Acres (d)	Sites (e)	12/31/07	12/31/07	12/31/07	12/31/06		12/31/07	12/31/06
Florida
East Coast:
Sunshine Key	38801 Overseas Hwy	Big Pine Key	FL	33043	RV	54			409	11	100.0%	—		$4,505	—
Carriage Cove	Five Carriage Cove Way	Daytona Beach	FL	32119	MH	59			418	418	92.6%	93.5%		$5,342	$5,138
Coquina Crossing	4536 Coquina Crossing Dr.	Elkton	FL	32033	MH	316	26	145	597	562	88.1%	86.7	%(b)	$5,268	$4,931
Bulow Plantation	3165 Old Kings Road South	Flagler Beach	FL	32136	MH	323	180	722	276	276	98.6%	98.9	%(b)	$5,034	$4,673
Bulow RV	3345 Old Kings Road South	Flagler Beach	FL	32136	RV				352	107	100.0%	100.0	%(f)	$4,779	$4,496
Carefree Cove	3273 N.W. 37th St	Ft. Lauderdale	FL	33309	MH	20			163	163	92.0%	90.2%		$6,047	$5,772
Park City West	10550 W. State Road 84	Ft. Lauderdale	FL	33324	MH	60			363	363	89.5%	89.5%		$5,367	$5,155
Sunshine Holiday	2802 W. Oakland Park Blvd.	Ft. Lauderdale	FL	33311	MH	32			269	269	91.8%	90.0%		$5,590	$5,343
Sunshine Holiday RV	2802 W. Oakland Park Blvd.	Ft. Lauderdale	FL	33311	RV				131	58	100.0%	100.0	%(f)	$5,280	$5,143
Maralago Cay	6280 S. Ash Lane	Lantana	FL	33462	MH	102	5		602	602	90.9%	92.9%		$6,284	$5,973
Coral Cay	2801 NW 62nd Avenue	Margate	FL	33063	MH	121			819	819	82.2%	82.7%		$5,818	$5,854
Lakewood Village	3171 Hanson Avenue	Melbourne	FL	32901	MH	68			349	349	86.8%	87.7%		$5,488	$5,292
Holiday Village	1335 Fleming Ave Box 228	Ormond Beach	FL	32174	MH	43			301	301	86.7%	87.0%		$4,666	$4,446
Sunshine Holiday	1701 North US Hwy 1	Ormond Beach	FL	32174	RV	69			349	132	100.0%	100.0%		$4,069	$3,744
The Meadows	2555 PGA Boulevard	Palm Beach Gardens	FL	33410	MH	55			379	379	83.9%	85.2	%(b)	$5,936	$5,615
Breezy Hill RV	800 NE 48th Street	Pompano Beach	FL	33064	RV	52			762	363	100.0%	100.0%		$5,557	$5,230
Highland Wood RV	900 NE 48th Street	Pompano Beach	FL	33064	RV	15			148	3	100.0%	100.0%		$5,583	$5,820
Lighthouse Pointe	155 Spring Drive	Port Orange	FL	32129	MH	64			433	433	86.8%	86.8	%(b)	$4,613	$4,446
Pickwick	4500 S. Clyde Morris Blvd	Port Orange	FL	32119	MH	84	4		432	432	99.5%	99.1%		$4,686	$4,606
Indian Oaks	780 Barnes Boulevard	Rockledge	FL	32955	MH	38			208	208	100.0%	100.0%		$4,014	$3,827
Countryside	8775 20th Street	Vero Beach	FL	32966	MH	125			643	645	89.3%	89.3	%(b)	$5,117	$4,929
Heritage Plantation	1101 Ranch Road	Vero Beach	FL	32966	MH	64			435	436	82.6%	84.4%		$5,185	$4,901
Holiday Village	1000 S.W. 27th Avenue	Vero Beach	FL	32968	MH	20			128	128	35.2%	39.8%		$4,233	$4,190
Sunshine Travel	9455 108th Avenue	Vero Beach	FL	32967	RV	30	6	48	300	195	100.0%	100.0%		$4,058	$3,787
Central:
Clerbook	20005 U.S. Highway 27	Clermont	FL	34711	RV	288			1,255	506	100.0%	98.1%		$3,574	$3,194
Lake Magic	9600 Hwy 192 West	Clermont	FL	34714	RV	69			471	146	100.0%	100.0%		$3,933	$3,411
Southern Palms	One Avocado Lane	Eustis	FL	32726	RV	120			950	385	100.0%	100.0%		$3,933	$3,269
Grand Island	13310 Sea Breeze Lane	Grand Island	FL	32735	MH	35			359	359	61.6%	59.1	%(b)	$4,527	$4,378
Sherwood Forest	5302 W. Irlo Bronson Hwy	Kissimmee	FL	34746	MH	124			767	754	95.0%	94.2	%(b)	$4,613	$5,004
Sherwood Forest RV	5300 W. Irlo Bronson Hwy	Kissimmee	FL	34746	RV	107	43	149	513	153	100.0%	100.0%		$4,574	$4,403
Tropical Palms	2650 Holiday Trail	Kissimmee	FL	34746	RV	59			541	53	100.0%	50.0%		$5,514	$4,096
Coachwood Colony	2610 Dogwood Place	Leesburg	FL	34748	MH	29			202	202	92.1%	92.6%		$3,687	$3,460
Mid-Florida Lakes	199 Forest Dr.	Leesburg	FL	34788	MH	290			1,225	1,225	81.9%	82.5	%(b)	$5,204	$4,996
Southernaire	1700 Sanford Road	Mt. Dora	FL	32757	MH	14			108	108	86.1%	86.1%		$4,051	$3,945
Oak Bend	10620 S.W. 27th Ave.	Ocala	FL	34476	MH	62	3		262	262	88.9%	89.3	%(b)	$4,227	$4,023
Villas at Spanish Oaks	3150 N.E. 36th Avenue	Ocala	FL	34479	MH	69			459	459	86.5%	87.6%		$4,176	$4,327
Winter Garden	13905 W. Colonial Dr.	Winter Garden	FL	34787	RV	27			350	232	100.0%	—	(a)	$3,827	—

										Total
									Total	Number	Annual	Annual
									Number	of Annual	Site	Site		Annual	Annual
							Develo-	Expan-	of Sites	Sites	Occupancy	Occupancy		Rent	Rent
							pable	sion	as of	as of	as of	as of		as of	as of
Property	Address	City	State	ZIP	MH/RV	Acres (c)	Acres (d)	Sites (e)	12/31/07	12/31/07	12/31/07	12/31/06		12/31/07	12/31/06
Gulf Coast (Tampa/Naples):
Toby’s RV	3550 N.E. Hwy 70	Arcadia	FL	34266	RV	44			379	318	100.0%	100.0%		$2,333	$2,026
Manatee	800 Kay Road NE	Bradenton	FL	34212	RV	42			415	240	100.0%	100.0%		$4,549	$4,092
Windmill Manor	5320 53rd Ave. East	Bradenton	FL	34203	MH	49			292	292	95.5%	93.8%		$5,241	$5,034
Glen Ellen	2882 Gulf to Bay Blvd	Clearwater	FL	33759	MH	12			106	106	94.3%	95.3%		$4,431	$4,239
Hillcrest	2346 Druid Road East	Clearwater	FL	33764	MH	25			278	278	93.9%	87.8%		$5,103	$4,838
Holiday Ranch	4300 East Bay Drive	Clearwater	FL	33764	MH	12			150	150	92.7%	91.3%		$4,125	$4,800
Silk Oak	28488 US Highway 19 N	Clearwater	FL	33761	MH	19			181	181	92.3%	91.7%		$4,455	$5,124
Crystal Isles	11419 W. Ft. Island Drive	Crystal River	FL	34429	RV	32			260	38	100.0%	100.0%		$4,385	$3,502
Lake Haven	1415 Main Street	Dunedin	FL	34698	MH	48			379	379	91.3%	89.2%		$6,194	$5,756
Fort Myers Beach Resort	16299 San Carlos Blvd.	Fort Myers	FL	33908	RV	31			306	102	100.0%	100.0%		$5,520	$5,054
Gulf Air Resort	17279 San Carlos Blvd. SW	Fort Myers	FL	33931	RV	25			246	156	100.0%	100.0%		$4,515	$4,283
Barrington Hills	9412 New York Avenue	Hudson	FL	34667	RV	28			392	267	100.0%	100.0%		$2,678	$2,464
Down Yonder	7001 N. 142nd Avenue	Largo	FL	33771	MH	50			361	361	99.4%	99.2%		$5,734	$5,515
East Bay Oaks	601 Starkey Road	Largo	FL	33771	MH	40			328	328	97.9%	97.9%		$5,470	$5,247
Eldorado Village	2505 East Bay Drive	Largo	FL	33771	MH	25			227	227	99.6%	98.2%		$4,442	$5,208
Shangri La	249 Jasper Street N.W.	Largo	FL	33770	MH	14			160	160	91.9%	96.9%		$5,056	$4,809
Vacation Village	6900 Ulmerton Road	Largo	FL	33771	RV	29			293	191	100.0%	100.0%		$3,942	$3,760
Pasco	21632 State Road 54	Lutz	FL	33549	RV	27			255	167	100.0%	100.0%		$3,356	$3,182
Buccaneer	2210 N. Tamiami Trail N.E.	N. Ft. Myers	FL	33903	MH	223	39	162	971	971	98.2%	98.2%		$5,490	$5,269
Island Vista MHC	3000 N. Tamiami Trail	N. Ft. Myers	FL	33903	MH	121			616	542	100.4%	100.0%		$3,834	$3,809
Lake Fairways	19371 Tamiami Trail	N. Ft. Myers	FL	33903	MH	259			896	896	99.6%	99.7%		$5,559	$5,295
Pine Lakes	10200 Pine Lakes Blvd.	N. Ft. Myers	FL	33903	MH	314			584	584	100.0%	100.0%		$6,595	$6,282
Pioneer Village	7974 Samville Rd.	N. Ft. Myers	FL	33917	RV	90			733	408	100.0%	100.0%		$3,675	$3,521
The Heritage	3000 Heritage Lakes Blvd.	N. Ft. Myers	FL	33917	MH	214	22	132	455	455	98.0%	98.0	%(b)	$4,930	$4,734
Country Place	2601 Country Place Blvd.	New Port Richey	FL	34655	MH	82			515	515	99.8%	100.0%		$3,844	$3,672
Hacienda Village	7107 Gibraltar Ave	New Port Richey	FL	34653	MH	66			505	505	97.6%	97.4%		$4,564	$4,319
Harbor View	6617 Louisna Ave	New Port Richey	FL	34653	MH	69			471	471	97.5%	98.5%		$3,823	$3,462
Bay Lake Estates	1200 East Colonia Lane	Nokomis	FL	34275	MH	34			228	228	95.2%	95.6%		$5,963	$5,692
Royal Coachman	1070 Laurel Road East	Nokomis	FL	34275	RV	111			546	414	100.0%	100.0%		$5,804	$5,531
Windmill Village	16131 N. Cleveland Ave.	N. Ft. Myers	FL	33903	MH	69			491	491	93.1%	92.9%		$4,889	$4,294
Silver Dollar	12515 Silver Dollar Drive	Odessa	FL	33556	RV	412			385	389	100.0%	100.0%		$4,420	$3,953
Terra Ceia	9303 Bayshore Road	Palmetto	FL	34221	RV	18			203	131	100.0%	100.0%		$3,449	$2,951
Lakes at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	122			424	424	92.0%	91.3	%(b)	$3,785	$3,596
Meadows at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	140	13	110	737	799	94.9%	94.6	%(b)	$4,510	$4,261
Oaks at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	44		—	168	168	76.8%	75.0	%(b)	$3,804	$3,710
Harbor Lakes	3737 El Jobean Road #294	Port Charlotte	FL	33953	RV	80			528	292	100.0%	100.0%		$4,221	$3,905
Gulf View	10205 Burnt Store Road	Punta Gorda	FL	33950	RV	78			206	44	100.0%	100.0%		$3,950	$3,872
Tropical Palms MHC	17100 Tamiami Trail	Punta Gorda	FL	33955	MH	50			297	297	85.2%	85.9%		$3,167	$3,053
Winds of St. Armands No	4000 N. Tuttle Ave.	Sarasota	FL	34234	MH	74			471	471	94.7%	95.1%		$5,364	$5,121
Winds of St. Armands So	3000 N. Tuttle Ave.	Sarasota	FL	34234	MH	61			306	306	99.3%	99.0%		$5,610	$5,090
Topics	13063 County Line Road	Spring Hill	FL	34609	RV	35			230	197	100.0%	100.0%		$2,739	$2,576
Pine Island	5120 Stringfellow Road	St. James City	FL	33956	RV	31			363	65	100.0%	—	(a)	$4,701	—
Bay Indies	950 Ridgewood Ave	Venice	FL	34285	MH	210			1,309	1,309	95.8%	96.2%		$6,419	$6,054
Ramblers Rest	1300 North River Rd.	Venice	FL	34293	RV	117			647	470	100.0%	100.0%		$4,350	$4,008
Sixth Avenue	39345 6th Avenue	Zephyrhills	FL	33542	MH	14			134	134	90.3%	91.0%		$2,343	$2,271
Total Florida Market:						6,797	341	1,468	35,155	28,413	94.2%	93.8%		$4,655	$4,444

										Total
									Total	Number	Annual	Annual
									Number	of Annual	Site	Site		Annual	Annual
							Develo-	Expan-	of Sites	Sites	Occupancy	Occupancy		Rent	Rent
							pable	sion	as of	as of	as of	as of		as of	as of
Property	Address	City	State	ZIP	MH/RV	Acres (c)	Acres (d)	Sites (e)	12/31/07	12/31/07	12/31/07	12/31/06		12/31/07	12/31/06
California
Northern California:
Monte del Lago	13100 Monte del Lago	Castroville	CA	95012	MH	54			310	310	93.2%	96.1	%(b)	$11,759	$10,892
Colony Park	3939 Central Avenue	Ceres	CA	95307	MH	20			186	186	89.8%	90.9%		$6,881	$6,494
Four Seasons	3138 West Dakota	Fresno	CA	93722	MH	40			242	242	88.0%	89.7%		$4,065	$3,967
Tahoe Valley	1175 Melba Drive	Lake Tahoe	CA	96150	RV	86	20	200	413	5	100%	—		—	—
Sea Oaks	1675 Los Osos Valley Rd., #221	Los Osos	CA	93402	MH	18			125	125	98.4%	99.2%		$5,861	$5,793
Coralwood	331 Coralwood	Modesto	CA	95356	MH	22			194	194	85.1%	95.9%		$8,083	$7,596
Concord Cascade	245 Aria Drive	Pacheco	CA	94553	MH	31			283	283	100.0%	99.3%		$7,495	$7,258
San Francisco RV	700 Palmetto Ave	Pacifica	CA	94044	RV	12			182	—	—	—		—	—
Quail Meadows	5901 Newbrook Drive	Riverbank	CA	95367	MH	20			146	146	98.6%	100.0%		$8,039	$7,706
California Hawaiian	3637 Snell Avenue	San Jose	CA	95136	MH	50			418	418	99.0%	92.8%		$9,920	$9,120
Sunshadow	1350 Panoche Avenue	San Jose	CA	95122	MH	30			121	121	97.5%	95.9%		$9,444	$8,903
Village of the Four Seasons	200 Ford Road	San Jose	CA	95138	MH	30			271	271	92.6%	90.4%		$8,847	$8,414
Westwinds (4 Properties)	500 Nicholson Lane	San Jose	CA	95134	MH	88			723	723	92.3%	89.2%		$10,584	$9,945
Laguna Lake	1801 Perfumo Canyon Road	San Luis Obispo	CA	93405	MH	100			290	290	99.7%	99.7%		$5,406	$5,219
Contempo Marin	400 Yosemite Road	San Rafael	CA	94903	MH	63			396	396	98.2%	98.5%		$8,311	$8,082
DeAnza Santa Cruz	2395 Delaware Avenue	Santa Cruz	CA	95060	MH	30			198	198	94.9%	95.5%		$9,676	$9,004
Santa Cruz Ranch RV Resort	917 Disc Drive	Scotts Valley	CA	95066	RV	6.65			106	—	—	—	(a)	—	—
Royal Oaks	415 Akers Drive N.	Visalia	CA	93291	MH	20			149	149	92.6%	88.6%		$4,953	$4,456
Southern California:
Date Palm Country Club	36-200 Date Palm Drive	Cathedral City	CA	92234	MH	232	3	24	538	538	98.1%	97.8%		$10,240	$9,932
Date Palm RV	36-100 Date Palm Drive	Cathedral City	CA	92234	RV		—	—	140	—	—	—	(f)	—	—
Pacific Dunes Ranch	1205 Silver Spur Place	Oceana	CA	93445	RV	48			215	1	100.0%	100.0%		—	$5,355
Rancho Mesa	450 East Bradley Ave.	El Cajon	CA	92021	MH	20			158	158	70.3%	81.0%		$10,839	$10,529
Rancho Valley	12970 Hwy 8 Business	El Cajon	CA	92021	MH	19			140	140	95.0%	97.1%		$10,922	$10,843
Royal Holiday	4400 W Florida Ave	Hemet	CA	92545	MH	22			179	179	57.5%	58.1%		$4,770	$4,503
Las Palmas	1025 S. Riverside Ave.	Rialto	CA	92376	MH	18			136	136	100.0%	100.0%		$5,175	$4,796
Parque La Quinta	350 S. Willow Ave. #120	Rialto	CA	92376	MH	19			166	166	100.0%	100.0%		$5,172	$4,922
Meadowbrook	8301 Mission Gorge Rd.	Santee	CA	92071	MH	43			338	338	98.2%	97.9%		$9,065	$8,918
Lamplighter	10767 Jamacha Blvd.	Spring Valley	CA	91978	MH	32			270	270	94.8%	98.1%		$11,213	$11,104
Santiago Estates	13691 Gavina Ave. #632	Sylmar	CA	91342	MH	113	9		300	300	100.0%	100.0%		$10,067	$9,601
Total California Market						1,287	32	224	7,333	6,283	93.1%	94.1%		$8,199	$7,734

Arizona
Countryside RV	2701 S. Idaho Rd	Apache Junction	AZ	85219	RV	53			560	330	100.0%	100.0%		$2,843	$2,748
Golden Sun RV	999 W Broadway Ave	Apache Junction	AZ	85220	RV	33			329	209	100.0%	100.0%		$2,738	$2,711
Casita Verde RV	2200 N. Trekell Rd.	Casa Grande	AZ	85222	RV	14			192	110	100.0%	100.0%		$2,148	$2,086
Fiesta Grande RV	1511 East Florence Blvd.	Casa Grande	AZ	85222	RV	77			767	507	100.0%	100.0%		$2,546	$2,451
Foothills West RV	10167 N. Encore Dr.	Casa Grande	AZ	85222	RV	16			188	132	100.0%	100.0%		$2,106	$1,998
Monte Vista	8865 E. Baseline Road	Mesa	AZ	85209	RV	142	56	515	832	774	100.0%	100.0%		$5,456	$5,296
Viewpoint	8700 E. University	Mesa	AZ	85207	RV	332	55	467	1,952	1,486	100.0%	100.0%		$4,528	$4,278
Venture In	270 N. Clark Rd.	Show Low	AZ	85901	RV	26			389	271	100.0%	100.0%		$2,561	$2,511
Paradise	10950 W. Union Hill Drive	Sun City	AZ	85373	RV	80			950	847	100.0%	100.0%		$3,823	$3,623
Araby	6649 E. 32nd. St.	Yuma	AZ	85365	RV	25			337	299	100.0%	100.0%		$2,850	$2,686
Cactus Gardens	10657 S. Ave. 9-E	Yuma	AZ	85365	RV	43			430	269	100.0%	100.0%		$1,962	$1,798
Capri RV	3380 South 4th Ave	Yuma	AZ	85365	RV	20			303	229	100.0%	100.0%		$2,668	$2,560

										Total
									Total	Number	Annual	Annual
									Number	of Annual	Site	Site		Annual	Annual
							Develo-	Expan-	of Sites	Sites	Occupancy	Occupancy		Rent	Rent
							pable	sion	as of	as of	as of	as of		as of	as of
Property	Address	City	State	ZIP	MH/RV	Acres (c)	Acres (d)	Sites (e)	12/31/07	12/31/07	12/31/07	12/31/06		12/31/07	12/31/06
Desert Paradise	10537 South Ave., 9E	Yuma	AZ	85365	RV	26			260	126	100.0%	100.0%		$1,980	$1,859
Foothill	12705 E. South Frontage Rd.	Yuma	AZ	85367	RV	18			180	68	100.0%	100.0%		$2,011	$1,908
Mesa Verde	3649 & 3749 South 4th Ave.	Yuma	AZ	85365	RV	28			345	318	100.0%	—	(a)	$2,272	—
Suni Sands	1960 East 32nd Street	Yuma	AZ	85365	RV	34			336	185	100.0%	100.0%		$2,426	$2,217
Casa del Sol East II	10960 N. 67th Avenue	Glendale	AZ	85304	MH	29			239	239	78.7%	80.3%		$6,864	$6,697
Casa del Sol East III	10960 N. 67th Avenue	Glendale	AZ	85304	MH	28			236	236	82.6%	84.3%		$6,832	$6,696
Palm Shadows	7300 N. 51st. Avenue	Glendale	AZ	85301	MH	33			294	294	81.3%	80.3%		$5,473	$5,293
Hacienda de Valencia	201 S. Greenfield Rd.	Mesa	AZ	85206	MH	51			365	365	93.7%	90.4%		$5,659	$5,497
The Highlands at Brentwood	120 North Val Vista Drive	Mesa	AZ	85213	MH	45			273	273	96.3%	97.8%		$6,842	$6,559
The Mark	625 West McKellips	Mesa	AZ	85201	MH	60	4		410	410	57.6%	56.1%		$5,146	$5,084
Apollo Village	10701 N. 99th Ave.	Peoria	AZ	85345	MH	29	3		236	236	91.5%	85.6	%(b)	$5,535	$5,369
Casa del Sol West I	11411 N. 91st Avenue	Peoria	AZ	85345	MH	31			245	245	93.5%	87.8%		$6,403	$6,309
Carefree Manor	19602 N. 32nd Street	Phoenix	AZ	85050	MH	16			130	130	80.8%	78.9%		$4,868	$4,601
Central Park	205 West Bell Road	Phoenix	AZ	85023	MH	37			293	293	95.6%	88.1%		$5,810	$5,623
Desert Skies	19802 N. 32 Street	Phoenix	AZ	85024	MH	24			165	165	98.8%	98.2%		$4,999	$4,864
Sunrise Heights	17801 North 16th Street	Phoenix	AZ	85022	MH	28			199	199	91.0%	84.4%		$5,720	$5,532
Whispering Palms	19225 N. Cave Creek Rd.	Phoenix	AZ	85024	MH	15			116	116	95.7%	94.0%		$4,368	$4,234
Sedona Shadows	6770 W. U.S. Hwy 89A	Sedona	AZ	86336	MH	48	6	10	198	197	99.5%	100.0%		$6,702	$6,316
The Meadows	2401 W. Southern Ave.	Tempe	AZ	85282	MH	60			391	391	90.0%	85.2%		$6,242	$5,989
Fairview Manor	3115 N. Fairview Avenue	Tucson	AZ	85705	MH	28			235	235	80.0%	75.7%		$4,533	$4,506
Total Arizona Market						1,529	124	992	12,375	10,184	94.0%	92.5%		$4,279	$4,190

Colorado
Golden Terrace South RV	17801 West Colfax Ave.	Golden	CO	80401	RV				80	—	—	—		—	—
Hillcrest Village	1600 Sable Boulevard	Aurora	CO	80011	MH	72			601	601	76.9%	74.2%		$6,540	$6,477
Cimarron	12205 North Perry	Broomfield	CO	80020	MH	50			327	327	84.1%	85.3%		$6,351	$6,142
Holiday Village	3405 Sinton Road	Co. Springs	CO	80907	MH	38			240	240	78.3%	78.8%		$6,697	$6,468
Bear Creek	3500 South King Street	Denver	CO	80236	MH	12			122	122	92.6%	94.3%		$6,212	$6,173
Holiday Hills	2000 West 92nd Avenue	Denver	CO	80260	MH	99			736	736	83.8%	86.1%		$6,397	$6,145
Golden Terrace	17601 West Colfax Ave.	Golden	CO	80401	MH	32			265	265	84.2%	84.9%		$6,949	$6,667
Golden Terrace South	17601 West Colfax Ave.	Golden	CO	80401	MH	15			80	80	72.5%	70.0%		$6,864	$6,506
Golden Terrace West	17601 West Colfax Ave.	Golden	CO	80401	MH	39	7		316	316	81.0%	82.9%		$6,776	$6,556
Pueblo Grande	999 Fortino Blvd. West	Pueblo	CO	81008	MH	33			251	251	88.0%	90.0%		$4,141	$3,899
Woodland Hills	1500 W. Thornton Pkwy.	Thorton	CO	80260	MH	55			434	434	82.7%	82.9%		$5,902	$5,523
Total Colorado Market						445	7	0	3,452	3,372	82.4%	82.9%		$6,283	$6,056

Northeast
Waterford	205 Joan Drive	Bear	DE	19701	MH	159			731	731	95.2%	94.7	%(b)	$5,915	$5,663
Whispering Pines	32045 Janice Road	Lewes	DE	19958	MH	67	2		393	393	85.8%	86.7%		$4,343	$4,205
Mariners Cove	35356 Sussex Lane #1	Millsboro	DE	19966	MH	101			375	375	94.9%	94.7	%(b)	$6,734	$6,534
Aspen Meadows	303 Palace Lane	Rehoboth	DE	19971	MH	46			200	200	100.0%	100.0%		$4,921	$4,757
Camelot Meadows	303 Palace Lane	Rehoboth	DE	19971	MH	61			301	302	99.0%	98.7%		$4,598	$4,412
McNicol	303 Palace Lane	Rehoboth	DE	19971	MH	25			93	93	98.9%	100.0%		$4,434	$4,215
Sweetbriar	83 Big Burn Lane	Rehoboth	DE	19958	MH	38			146	146	98.6%	97.3%		$4,485	$4,335
Old Chatham RV	310 Old Chatham Road	South Dennis	MA	02660	RV	47	11		312	274	100.0%	100.0%		$3,434	$3,055
Mount Desert Narrows	1219 State Highway 3	Bar Harbor	ME	04609	RV	42	12		206	—	—	—	(a)	—	—
Patten Pond	1470 Bucksport Road	Ellsworth	ME	04605	RV	90	60		137	—	—	—	(a)	—	—

										Total
									Total	Number	Annual	Annual
									Number	of Annual	Site	Site		Annual	Annual
							Develo-	Expan-	of Sites	Sites	Occupancy	Occupancy		Rent	Rent
							pable	sion	as of	as of	as of	as of		as of	as of
Property	Address	City	State	ZIP	MH/RV	Acres (c)	Acres (d)	Sites (e)	12/31/07	12/31/07	12/31/07	12/31/06		12/31/07	12/31/06
Pinehurst RV Park	7 Oregon Avenue, P.O. Box 174	Old Orchard Beach	ME	04064	RV	58			550	519	100.0%	100.0%		$2,501	$2,403
Narrows Too	1150 Bar Harbor Road	Trenton	ME	04605	RV	43			207	—	—	—	(a)	—	—
Scenic	1314 Tunnel Rd.	Asheville	NC	28805	MH	28			205	205	78.0%	79.5%		$3,435	$3,261
Waterway RV	850 Cedar Point Blvd.	Cedar Point	NC	28584	RV	27			336	334	100.0%	100.0%		$2,969	$2,755
Twin Lakes	1618 Memory Lane	Chocowinity	NC	27817	RV	132	14	54	400	291	100.0%	100.0%		$2,439	$2,255
Lake Myers RV	2862 US Highway 64 West	Mocksville	NC	27028	RV	74			425	283	100.0%	100.0%		$1,993	$2,004
Goose Creek	350 Red Barn Road	Newport	NC	28570	RV	92	10	92	598	585	100.0%	100.0%		$3,039	$2,842
Sandy Beach RV	677 Clement Hill Road	Contoocook	NH	03229	RV	40			190	123	100.0%	100.0%		$3,050	$2,870
Tuxbury Resort	88 Whitehall Road	South Hampton	NH	03827	RV	193	100		305	223	100.0%	—	(a)	$2,969	—
Alpine Lake	78 Heath Road	Corinth	NY	12822	RV	200	54		500	235	100.0%	100.0%		$2,608	$2,391
Lake George Escape	175 E. Schroon River Road, P.O. Box 431	Lake George	NY	12845	RV	178	30		576	—	—	100.0%		—	—
Greenwood Village	370 Chapman Boulevard	Manorville	NY	11949	MH	79	14	7	512	512	100.0%	99.8%		$6,516	$6,189
Brennan Beach	80 Brennan Beach	Pulaski	NY	13142	RV	201			1,377	1,164	100.0%	100.0%		$1,714	$1,605
Green Acres	8785 Turkey Ridge Road	Breinigsville	PA	18031	MH	149			595	595	93.3%	93.6%		$6,315	$5,871
Spring Gulch	475 Lynch Road	New Holland	PA	17557	RV	114			420	83	100.0%	100.0%		$3,711	$3,571
Appalachian	60 Motel Drive	Shartlesville	PA	19554	RV	86	30	200	357	190	100.0%	100.0%		$2,693	$2,561
Inlet Oaks	5350 Highway 17	Murrells Inlet	SC	29576	MH	35			178	178	94.9%	94.4%		$3,354	$3,348
Meadows of Chantilly	4200 Airline Parkway	Chantilly	VA	22021	MH	82			500	500	90.8%	91.4%		$9,381	$8,850
Total Northeast Market						2,487	337	353	11,125	8,534	97.1%	97.1%		$4,065	$3,911

Midwest
O’Connell’s	970 Green Wing Road	Amboy	IL	61310	RV	286	100	600	668	349	100.0%	100.0%		$2,497	$2,375
Willow Lake Estates	161 West River Road	Elgin	IL	60123	MH	111			617	617	71.3%	75.4%		$9,223	$9,082
Golf Vista Estates	25807 Firestone Drive	Monee	IL	60449	MH	144	4		408	408	98.0%	99.0	%(b)	$6,713	$6,309
Twin Mills RV	1675 W SR 120	Howe	IN	46746	RV	137	5	50	501	241	100.0%	100.0%		$1,922	$1,812
Windsong	3050 S Lynhurst Dr	Indianapolis	IN	46241	MH				—	—	—	—		—	—
Lakeside	7089 N. Chicago Road	New Carlisle	IN	46552	RV	13			91	67	100.0%	100.0%		$2,069	$1,958
Oak Tree Village	254 Sandalwood Ave.	Portage	IN	46368	MH	76			361	361	73.4%	74.2%		$4,836	$4,616
Creekside	5100 Clyde Pk. Ave. SW	Wyoming	MI	49509	MH	29			165	165	67.3%	67.3%		$5,582	$5,219
Caledonia	8425 Hwy 38	Caledonia	WI	53108	RV	76			247	—	—	—		—	—
Fremont	E. 6506 Highway 110	Fremont	WI	54940	RV	98	5		325	58	100.0%	100.0%		$2,595	$2,495
Yukon Trails	N2330 Co Rd. HH	Lyndon Station	WI	53944	RV	150	30		214	118	100.0%	100.0%		$1,520	$1,448
Tranquil Timbers	3668 Grondin Road	Sturgeon Bay	WI	54235	RV	125			270	110	100.0%	100.0%		$1,649	$1,569
Arrowhead	W1530 Arrowhead Road	Wisconsin Dells	WI	53965	RV	166	40	200	377	136	100.0%	100.0%		$1,512	$1,415
Total Midwest Market						1,411	184	850	4,244	2,630	91.8%	88.8%		$3,647	$3,461

										Total
									Total	Number	Annual	Annual
									Number	of Annual	Site	Site		Annual	Annual
							Develo-	Expan-	of Sites	Sites	Occupancy	Occupancy		Rent	Rent
							pable	sion	as of	as of	as of	as of		as of	as of
Property	Address	City	State	ZIP	MH/RV	Acres (c)	Acres (d)	Sites (e)	12/31/07	12/31/07	12/31/07	12/31/06		12/31/07	12/31/06
Nevada, Utah, New Mexico
Bonanza	3700 East Stewart Ave	Las Vegas	NV	89110	MH	43			353	353	62.3%	65.2%		$6,545	$6,310
Boulder Cascade	1601 South Sandhill Rd	Las Vegas	NV	89104	MH	39			299	299	78.3%	80.6%		$6,396	$5,975
Cabana	5303 East Twain	Las Vegas	NV	89122	MH	37			263	263	98.9%	99.2%		$6,404	$6,107
Flamingo West	8122 West Flamingo Rd.	Las Vegas	NV	89147	MH	37			258	258	99.2%	100.0%		$6,887	$6,654
Villa Borega	1111 N. Lamb Boulevard	Las Vegas	NV	89110	MH	40			293	293	86.0%	86.0%		$6,405	$6,171
Westwood Village	1111 N. 2000 West	Farr West	UT	84404	MH	46			314	314	94.3%	93.3	%(b)	$4,191	$3,874
All Seasons	290 N. Redwood Rd	Salt Lake City	UT	84116	MH	19			121	121	84.3%	83.5%		$5,173	$4,949
Total Nevada, Utah, New Mexico Market						261	0	0	1,901	1,901	86.2%	77.4%		$6,000	$5,606

Northwest
Casa Village	14 Goldust Dr	Billings	MT	59102	MH	63			490	490	73.3%	74.7%		$4,102	$3,934
Mt. Hood	65000 E Highway 26	Welches	OR	97067	RV	115	30	202	436	80	100.0%	100.0%		$4,830	$4,570
Shadowbrook	13640 S.E. Hwy 212	Clackamas	OR	97015	MH	21			156	156	96.2%	97.4%		$7,242	$6,789
Falcon Wood Village	1475 Green Acres Road	Eugene	OR	97408	MH	23			183	183	86.3%	84.2%		$5,605	$5,371
Quail Hollow	2100 N.E. Sandy Blvd.	Fairview	OR	97024	MH	21			137	137	94.2%	94.2%		$7,083	$6,668
Kloshe Illahee	2500 S. 370th Street	Federal Way	WA	98003	MH	50			258	258	98.8%	97.7%		$8,509	$8,112
Total Northwest Market						293	30	202	1,660	1,304	91.5%	91.4%		$6,229	$5,907

Texas
Lakewood	4525 Graham Road	Harlingen	TX	78552	RV	30			301	105	100.0%	100.0%		$1,886	$1,821
Paradise Park RV	1201 N. Expressway 77	Harlingen	TX	78552	RV	60			563	304	100.0%	100.0%		$2,858	$2,728
Sunshine RV	1900 Grace Avenue	Harlingen	TX	78550	RV	84			1,027	411	100.0%	100.0%		$2,257	$2,160
Paradise South	9909 N. Mile 2 West Rd.	Mercedes	TX	78570	RV	49			493	172	100.0%	100.0%		$1,999	$1,904
Fun n Sun RV	1400 Zillock Rd	San Benito	TX	78586	RV	135	40		1,435	632	100.0%	100.0%		$2,780	$2,633
Southern Comfort	1501 South Airport Drive	Weslaco	TX	78596	RV	40			403	336	100.0%	100.0%		$2,539	$2,403
Tropic Winds	1501 N Loop 499	Harlingen	TX	78550	RV	112	74		531	105	100.0%	100.0%		$2,644	$2,635
Country Sunshine	1601 South Airport Road	Weslaco	TX	78596	RV	37			390	194	100.0%	100.0%		$2,499	$2,365
Total Texas Market						547	114	0	5,143	2,259	100.0%	100.0%		$2,433	$2,331

Grand Total All Markets						15,057	1,169	4,089	82,388	64,880	92.2%	90.9%		$5,088	$5,001

(a)	Represents Properties acquired in 2007.

(b)	The process of filling Expansion Sites at these Properties is ongoing. A decrease in occupancy may reflect development of additional Expansion Sites.

(c)	Acres are approximate. Acreage for some recent acquisitions was estimated based upon 10 sites per acre.

(d)	Acres are approximate. There can be no assurance that developable acres will be developed. Development is contingent on many factors including, but not limited to, cost, ability to subdivide, accessibility, infrastructure needs, zoning, entitlement and topography.

(e)	Expansion sites are approximate and only represent sites that could be developed and is further dependent upon necessary approvals. Certain Properties with expansion sites noted may have vacancy and therefore, expansion sites may not be added.

(f)	Acres for this RV park are included in the acres for the adjacent manufactured home community listed directly above this Property.

     The following table sets forth certain information relating to membership campground Properties owned as of December 31, 2007 and leased to Privileged Access.

								Total
								Number
								of Sites as
					Acres	Developable	Expansion	of
Property	Address	City	State	ZIP	(a)	Acres (b)	Sites (c)	12/31/07

Hidden Cove Outdoor Resort	687 Country Road 3916	Arley	AL	35541	81	60	200	79
Verde Valley	6400 Thousand Trails Rd, SP # 16	Cottonwood	AZ	86326	273	129	515	352
Cultus Lake (Canada)	1855 Columbia Valley Hwy	Lindell Beach	BC	V2R 4W6	15			178
Idyllwild	24400 Canyon Trail Drive	Idyllwild	CA	92549	191	52	120	287
Lake Minden	1256 Marcum Rd	Nicolaus	CA	95659	165	82	540	323
Lake of the Springs	14152 French Town Rd	Oregon House	CA	95962	954	507	1,014	541
Morgan Hill	12895 Uvas Rd	Morgan Hill	CA	95037	62			339
Oakzanita	11053 Highway 79	Descanso	CA	91916	145	5		146
Palm Springs	77500 Varner Rd	Palm Desert	CA	92211	35			401
Pio Pico	14615 Otay Lakes Rd	Jamul	CA	91935	176	10		512
Ponderosa	7291 Highway 49	Lotus	CA	95651	22			170
Rancho Oso	3750 Paradise Rd	Santa Barbara	CA	93105	310	40		187
Russian River	33655 Geysers Rd	Cloverdale	CA	95425	41			135
San Benito	16225 Cienega Rd	Paicines	CA	95043	199	23		523
Snowflower	41776 Yuba Gap Dr	Emigrant Gap	CA	95715	551	200		268
Soledad Canyon	4700 Crown Valley Rd	Acton	CA	93510	273	45	182	1,251
Turtle Beach	703 E Williamson Rd	Manteca	CA	95337	39			79
Wilderness Lakes	30605 Briggs Rd	Menifee	CA	92584	73			529
Yosemite Lakes	31191 Harden Flat Rd	Groveland	CA	95321	403	30	111	299
Orlando	2110 US Highway 27 S	Clermont	FL	34714	270	30	136	850
Peace	2555 US Highway 17	South Wauchula	FL	33873	72	38		454
Three Flags RV Resort	1755 E State Rd 44	Wildwood	FL	34785	23			221
Pine Country	5710 Shattuck Road	Belvidere	IL	61008	131			126
Horsehoe Lakes	12962 S. 225 W.	Clinton	IN	47842	289	96	96	123
Indian Lakes	7234 E. SR Highway 46	Batesville	IN	47006	545	159	318	1,000
Diamond Caverns Resort	1878 Mammoth Cave Pkwy	Park City	KY	42160	714	350	469	220
Gateway to Cape Cod	90 Stevens Rd PO Box 217	Rochester	MA	02770	80			194
Sturbridge	19 Mashapaug Rd	Sturbridge	MA	01566	223			155
Moody Beach	266 Post Road	Moody	ME	04054	48			203
Bear Cave Resort	4085 N. Red Bud Trail	Buchanan	MI	49107	26	10		136
Saint Claire	1299 Wadhams Rd	Saint Claire	MI	48079	210	100		229
Forest Lake	192 Thousand Trails Dr	Advance	NC	27006	306	81		305
Green Mountain Park	2495 Dimmette Rd	Lenoir	NC	28645	1077	400	360	447
Lake Gaston	561 Fleming Dairy Road	Littleton	NC	27850	69			235
Chestnut Lake	631 Chestnut Neck Rd	Port Republic	NJ	08241	32			185
Lake & Shore	545 Corson Tavern Rd	Ocean View	NJ	08230	162			401
Sea Pines	US Route #9 Box 1535	Swainton	NJ	08210	75			549
Las Vegas	4295 Boulder Highway	Las Vegas	NV	89121	11			217
Rondout Valley Resort	105 Mettachonts Rd	Accord	NY	12404	184	94		398
Kenisee Lake	2021 Mill creek Rd	Jefferson	OH	44047	143	50		119
Wilmington	1786 S.R. 380	Wilmington	OH	45177	109	41		169
Pacific City	30000 Sandlake Rd	Cloverdale	OR	97112	105			307
Seaside Resort	1703 12th Ave	Seaside	OR	97138	80			251
South Jetty	05010 South Jetty Rd	Florence	OR	97439	57			204
Thousand Trails Bend	17480 S Century Dr	Bend	OR	97707	289	100	145	351
Whaler’s Rest Resort	50 SE 123rd St	South Beach	OR	97366	39			170
Circle M	2111 Millersville Road	Lancaster	PA	17603	103			380
Gettysburg Farm	6200 Big Mountain Rd	Dover	PA	17315	124			265
Hershey Preserve	493 S. Mt. Pleasant Rd	Lebanon	PA	17042	196	20		297
PA Dutch County	185 Lehman Road	Manheim	PA	17545	102			269
Scotrun	PO Box 428 Route 611	Scotrun	PA	18355	66			178
Timothy Lake South	RR #6,Box 6627 Timothy Lake Rd	East Stroudsburg	PA	18301	65			327
Timothy Lake North	RR #6,Box 6627 Timothy Lake Rd	East Stroudsburg	PA	18301	98			323

								Total
								Number of
					Acres	Developable	Expansion	Sites as of
Property	Address	City	State	ZIP	(a)	Acres (b)	Sites (c)	12/31/07

Carolina Landing	120 Carolina Landing Dr	Fair Play	SC	29643	73			192
The Oaks at Point South	1292 Campground Rd	Yemassee	SC	29945	10			93
Cherokee Landing	PO Box 37	Middleton	TN	38052	254	124		339
Natchez Trace	1363 Napier Rd	Hohenwald	TN	38462	672	140		531
Bay Landing	2305 Highway 380 W	Bridgeport	TX	76426	443	235		293
Colorado River	1062 Thousand Trails Lane	Columbus	TX	78934	218	51		132
Lake Conroe	11720 Old Montgomery Rd	Willis	TX	77318	129	30	300	363
Lake Tawakoni	1246 Rains Co. Rd 1470	Point	TX	75472	480	11		320
Lake Texoma	209 Thousand Trails Dr	Gordonville	TX	76245	201	79		301
Lake Whitney	417 Thousand Trails Dr	Whitney	TX	76692	403	158		261
Medina Lake	215 Spettle Rd	Lakehills	TX	78063	208	50		387
Chesapeake Bay	12014 Trails Lane	Gloucester	VA	23061	282	80		392
Harbor View	15 Harbor View Circle	Colonial Beach	VA	22443	76			146
Lynchburg	405 Mollies Creek Rd	Gladys	VA	24554	170	59		222
Virginia Landing	40226 Upshur Neck Rd	Quinby	VA	23423	839	178		233
Williamsburg	4301 Rochambeau Drive	Williamsburg	VA	23188	65			211
Birch Bay	8418 Harborview Rd	Blaine	WA	98230	31			246
Cascade Resort	34500 SE 99th St	Snoqualmie	WA	98065	20			163
Chehalis	2228 Centralia-Alpha Rd	Chehalis	WA	98532	309	85		360
Crescent Bar Resort	9252 Crescent Bar Rd NW	Quincy	WA	98848	14			115
La Conner	16362 Snee Oosh Rd	La Conner	WA	98257	106	5		319
Leavenworth	20752-4 Chiwawa Loop Rd	Leavenworth	WA	98826	300	50		266
Little Diamond	1002 McGowen Rd	Newport	WA	99156	360	119		520
Long Beach	2215 Willows Rd	Seaview	WA	98644	17			144
Mt. Vernon	5409 N. Darrk Ln	Bow	WA	98232	311	200	600	251
Oceana Resort	2733 State Route 109	Oceana City	WA	98569	16			84
Paradise Resort	173 Salem Plant Rd	Silver Creek	WA	98585	60			214
Thunderbird Resort	26702 Ben Howard Rd	Monroe	WA	98272	45	2		136

					16,243	4,408	5,106	24,091

(a)	Acres are approximate.

(b)	Acres are approximate. There can be no assurance that developable acres will be developed. Development is contingent on many factors including, but not limited to, cost, ability to subdivide, accessibility, infrastructure needs, zoning, entitlement and topography.

(c)	Expansion sites are approximate and only represent sites that could be developed and is further dependent upon necessary approvals. Certain Properties with expansion sites noted may have vacancy and therefore, expansion sites may not be added.
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
     The Company has filed two lawsuits in federal court against the City of San Rafael, challenging its rent control ordinance on constitutional grounds. The Company believes that one of those lawsuits was settled by the City agreeing to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court initially found the settlement agreement was binding on the City, but then reconsidered and determined to submit the claim of breach of the settlement agreement to a jury. In October 2002, the first case against the City went to trial, based on both breach of the settlement agreement and the constitutional claims. A jury found no breach of the settlement agreement; the Company then filed motions asking the Court to rule in its favor on that claim, notwithstanding the jury verdict. The Court postponed decision on those motions and on the constitutional claims, pending a ruling on certain property rights issues by the United States Supreme Court.
     The Company also had pending a claim seeking a declaration that the Company could close the Property and convert it to another use which claim was not tried in 2002. The United States Supreme Court issued the property rights rulings in 2005 and subsequently on January 27, 2006, the Court hearing the San Rafael cases issued a ruling that granted the Company’s motion for leave to amend to assert alternative takings theories in light of the United States Supreme Court’s decisions. The Court’s ruling also denied the Company’s post trial motions related to the settlement agreement and dismissed the park closure claim without prejudice to the Company’s ability to reassert such claim in the future. As a result, the Company filed a new complaint challenging the City’s ordinance as violating the takings clause and substantive due process. The City of San Rafael filed a motion to dismiss the amended complaint. On December 5, 2006, the Court denied portions of the City’s motion to dismiss that had sought to eliminate certain of the Company’s taking claims and substantive due process claims. The Company’s claims against the City were tried in a bench trial during April 2007. On July 26, 2007, the United States District Court for the Northern District of California issued Preliminary Findings of Facts and Legal Standards, Preliminary Conclusions of Law and Request for Further Briefing (“Preliminary Findings”) in this matter. The Company has filed the Preliminary Findings on Form 8-K on August 2, 2007. In August 2007, the Company and the City filed the further briefs requested by the Court. On January 29, 2008, the Court issued its Findings of Facts, Conclusions of Law and Order Thereon (the “Order”). The Company filed the Order on Form 8-K on January 31, 2008.
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
     In June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinances and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The court of appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand, the trial court is directed to decide the issue of damages to the Company from these ordinances, which the Company believes is consistent not only with the Company receiving the economic benefit of invalidating one of the ordinances, but also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. The remand action was tried to the court in the third quarter of 2007. On January 25, 2008, the trial court issued a preliminary ruling determining that the Company had not incurred any damages from these ordinances and actions primarily on the grounds that the ordinances afforded the Company a fair rate of return. The Company has sought clarification of this ruling and will appeal.
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
     As a result of the Company’s efforts to achieve a level of regulatory fairness in California, a commercial lending company, 21st Mortgage Corporation, a Delaware corporation, sued MHC Financing Limited Partnership. Such lawsuit asserts that certain rent increases implemented by the partnership pursuant to the rights afforded to the property owners under the City of San Jose’s rent control ordinance were invalid or unlawful. 21st Mortgage has asserted that it should benefit from the vacancy control provisions of the City’s ordinance as if 21st Mortgage were a “homeowner” and contrary to the ordinance’s provision that rents may be increased without restriction upon termination of the homeowners’ tenancy. In each of the disputed cases, the Company believes it had terminated the tenancy of the homeowner (21st Mortgage’s borrower) through the legal process. The Court, in granting 21st Mortgage’s motion for summary judgment, has indicated that 21st Mortgage may be a “homeowner” within the meaning of the ordinance. The Company does not believe that 21st Mortgage can show that it has ever applied for tenancy, entered into a rental agreement or been accepted as a homeowner in the communities. A bench trial in this matter concluded in January 2008 with the trial court determining that the Company had validly exercised its rights under the rent control ordinance, that the Company had not violated the ordinance and that 21st Mortgage was not entitled to the benefit of rent control protection in the circumstances presented.
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
Countryside at Vero Beach
     The Company previously received letters dated June 17, 2002 and August 26, 2002 from Indian River County (“County”), claiming that the Company owed sewer impact fees in the amount of approximately $518,000 with respect to the Property known as Countryside at Vero Beach, located in Vero Beach, Florida, purportedly under the terms of an agreement between the County and a prior owner of the Property. In response, the Company advised the County that these fees are no longer due and owing as a result of a 1996 settlement agreement between the County and the prior owner of the Property, providing for the payment of $150,000 to the County to discharge any further obligation for the payment of impact or connection fees for sewer service at the Property. The Company paid this settlement amount (with interest) to the County in connection with the Company’s acquisition of the Property. In February 2006, the Company was served with a complaint filed by the County in Indian River County Circuit Court, requesting a judgment declaring a lien against the Property for allegedly unpaid impact fees, and foreclosing said lien. On March 30, 2006, the Company served its answer and affirmative defenses, and the case is now in the discovery stage. In the fourth quarter of 2007 the Company settled this matter by agreeing to pay impact fees in the amount of approximately $360,000 to Indian River County. The $360,000 was capitalized in land improvements on the Company’s Consolidated Balance Sheet and will be depreciated over the useful life of the asset. All legal fees incurred to settle this matter will be expensed.
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
Colony Park
     On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. On March 2, 2007, the Company filed a demurrer to the complaint, along with a motion to strike portions of the complaint (“motion to strike”) and a motion to compel arbitration and stay action (“motion to compel”). After a hearing on March 28, 2007, the Court issued a ruling on April 5, 2007, which overruled the demurrer, took the motion to compel under submission, and granted the motion to strike in part and denied it in part. The Court subsequently issued a ruling on April 6, 2007, denying the motion to compel. The Company has filed an interlocutory appeal, which is pending, of the denial of the motion to compel. On April 11, 2007, the plaintiff tenant group filed their first amended complaint in the case. On September 19, 2007, the Company filed an answer denying all material allegations of the first amended complaint and filed a counterclaim for declaratory relief and damages. Discovery has commenced. The Court has set a trial date for October 21, 2008. The Company believes that the allegations in the first amended complaint are without merit, and intends to vigorously defend the lawsuit.
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
     In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, the Company filed its Second Amended Complaint. Written discovery proceedings have commenced.
     Since filing the lawsuit, the Company has received additional payments from Essex Insurance Company and Lexington Insurance Company of approximately $2.2 million. In addition, in January 2008 the Company entered a settlement with Hartford Fire Insurance Company pursuant to which Hartford paid the Company the remaining disputed limits of Hartford’s insurance policy, in the amount of $516,499, and the Company dismissed and released Hartford from additional claims for interest and bad faith claims handling.
Brennan Beach
     The Company has learned that the Law Enforcement Division of the New York Department of Environmental Compliance (“DEC”) is investigating certain allegations relating to the operation of the onsite wastewater treatment plant and the use of adjacent wetlands at Brennan Beach, which is located in Pulaski, New York. The Company attended a meeting with the DEC in November 2007 at which certain alleged violations were discussed. No formal notices have been issued to the Company asserting specific violations and the Company is cooperating with the DEC investigation.
Appalachian RV
     The Company has learned that the U.S. Environmental Protection Agency (“EPA”) is investigating potential soil contamination at Appalachian RV, which is located in Shartlesville, Pennsylvania, reportedly stemming from observations of remnants of old auto battery parts at the Property. In late November and early December 2007, the EPA conducted an assessment by soil sampling at the Property. The laboratory results of that soil sampling have not yet been made available to the Company. The Company is cooperating with the EPA investigation.
Florida Utility Operations
     The Company received notice from the Florida Department of Environmental Protection (“DEP”) that as a result of a compliance inspection it is alleging violations of Florida law relating to the operation of onsite water plants and wastewater treatment plants at seven properties in Florida. The alleged violations relate to record keeping and reporting requirements, physical and operating deficiencies and permit compliance. The Company has investigated each of the alleged violations, including a review of a third party operator hired to oversee such operations. The Company met with the DEP in November 2007 to respond to the alleged violations and as a follow-up to such meeting provided a written response to the DEP in December 2007. In light of the Company’s written response, in late January 2008 the DEP conducted a follow-up compliance inspection at each of the seven properties. While the outcome of this investigation remains uncertain, the Company expects to resolve the issues raised by the DEP by entering into a consent decree in which the Company will agree to make certain improvements in its facilities and operations to resolve the issues and pay certain costs and penalties associated with the violations. While the outcome is still uncertain, the amount of the costs and penalties to be paid to the DEP is not expected to be material. The Company has also replaced its third party operator hired to oversee onsite water and wastewater operations at each of the seven properties. The Company is evaluating the costs of any improvements to its facilities, which would be capital expenditures depreciated over the estimated useful life of the improvement.
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
     Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol ELS. On February 22, 2008, the reported closing price per share of ELS common stock on the NYSE was $46.75 and there were approximately 6,349 beneficial holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for our common stock during 2007 and 2006 are set forth in the table below:

				Distributions
	Close	High	Low	Declared
2007
1st Quarter	$54.01	$59.67	$51.00	$0.150
2nd Quarter	52.19	56.47	49.60	0.150
3rd Quarter	51.80	54.25	43.79	0.150
4th Quarter	45.67	55.65	43.72	0.150

2006
1st Quarter	$49.75	$51.81	$44.30	$0.075
2nd Quarter	43.83	50.00	40.91	0.075
3rd Quarter	45.71	47.27	41.45	0.075
4th Quarter	54.43	56.00	44.90	0.075
Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	be Purchased Under
Period	Shares Purchased(a)	per Share(a)	Plans or Programs	the Plans or Programs

12/1/07-12/31/07	18,821	$45.25	None	None

(a)	Of the common stock repurchased on December 31, 2007, 18,821 shares were repurchased at the open market price and represent common stock surrendered to the Company to satisfy income tax withholding obligations due as a result of the vesting of Restricted Share Grants. Certain executive officers of the Company may from time to time adopt non-discretionary, written trading plans that comply with Commission Rule 10b5-1, or otherwise monetize their equity-based compensation. Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.

Item 6. Selected Financial Data
     The following table sets forth selected financial and operating information on a historical basis. The historical operating data has been derived from the historical financial statements of the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.
Equity LifeStyle Properties, Inc.
Consolidated Historical Financial Information
(Amounts in thousands, except for per share and property data)

	(1) Years ended December 31,
	2007	2006	2005	2004	2003
Property Operations:
Community base rental income	$236,933	$225,815	$213,280	$204,190	$189,915
Resort base rental income	102,372	89,925	74,371	54,661	11,551
Utility and other income	36,849	30,643	27,367	24,496	19,666

Property operating revenues	376,154	346,383	315,018	283,347	221,132

Property operating and maintenance	127,342	116,179	103,832	91,812	61,945
Real estate taxes	27,429	26,246	24,671	22,723	18,011
Property management	18,385	17,079	15,919	12,852	9,373

Property operating expenses (exclusive of depreciation shown separately below)	173,156	159,504	144,422	127,387	89,329

Income from property operations	202,998	186,879	170,596	155,960	131,803

Home Sales Operations:
Gross revenues from inventory home sales	33,333	61,247	66,014	47,404	36,472
Cost of inventory home sales	(30,713)	(54,498)	(57,471)	(41,577)	(31,615)

Gross profit from inventory home sales	2,620	6,749	8,543	5,827	4,857
Brokered resale revenues, net	1,528	2,129	2,714	2,176	1,714
Home selling expenses	(7,555)	(9,836)	(8,838)	(8,630)	(7,287)
Ancillary services revenues, net	2,436	3,027	2,227	2,280	135

(Loss) income from home sales operations & other	(971)	2,069	4,646	1,653	(581)

Other Income (Expenses):
Interest income	1,732	1,975	1,406	1,391	1,695
Income from other investments, net (2)	22,476	20,102	16,609	3,475	956
General and administrative	(15,591)	(12,760)	(13,624)	(9,243)	(8,060)
Rent control initiatives	(2,657)	(1,157)	(1,081)	(2,412)	(2,352)
Interest and related amortization (3)	(103,070)	(103,161)	(100,712)	(91,154)	(58,206)
Loss on early debt retirement (4)	—	—	(20,630)	—	—
Depreciation on corporate assets	(437)	(410)	(804)	(1,657)	(1,240)
Depreciation on real estate assets and other costs	(63,554)	(60,276)	(55,608)	(47,467)	(35,924)

Total other expenses, net	(161,101)	(155,687)	(174,444)	(147,067)	(103,131)

Income before minority interests, equity in income of unconsolidated joint ventures, loss on extinguishment of debt, gain on sale of property and discontinued operations	40,926	33,261	798	10,546	28,091

(Income) loss allocated to Common OP Units	(5,322)	(4,267)	1,329	(565)	(3,431)
Income allocated to Perpetual Preferred OP Units (5)	(16,140)	(16,138)	(13,974)	(11,284)	(11,252)
Equity in income of unconsolidated joint ventures	2,696	3,583	6,508	3,739	340

Income (loss) before gain on sale of properties and other, and discontinued operations	22,160	16,439	(5,339)	2,436	13,748

Gain on sale of properties and other	—	—	—	2	—

Income (loss) from continuing operations	22,160	16,439	(5,339)	2,438	13,748

Discontinued Operations:
Discontinued operations	289	520	1,927	2,750	4,607
Depreciation on discontinued operations	—	(84)	(410)	(1,427)	(1,476)
Gain (loss) on sale of discontinued properties and other	12,036	(192)	2,279	636	10,826
Minority interests on discontinued operations	(2,383)	(51)	(790)	(371)	(2,573)

Income from discontinued operations	9,942	193	3,006	1,588	11,384

Net income (loss) available for Common Shares	$32,102	$16,632	$(2,333)	$4,026	$25,132

Equity LifeStyle Properties, Inc.
Consolidated Historical Financial Information
(continued)
(Amounts in thousands, except for per share and property data)

	(1) As of December 31,
	2007	2006	2005	2004	2003
Earnings per Common Share — Basic:
Income (loss) from continuing operations	$0.92	$0.70	$(0.23)	$0.11	$0.62
Income from discontinued operations	$0.41	$0.01	$0.13	$0.07	$0.52
Net income (loss) available for Common Shares	$1.33	$0.71	$(0.10)	$0.18	$1.14

Earnings per Common Share — Fully Diluted:
Income (loss) from continuing operations	$0.90	$0.68	$(0.23)	$0.10	$0.61
Income from discontinued operations	$0.41	$0.01	$0.13	$0.07	$0.50
Net income (loss) available for Common Shares	$1.31	$0.69	$(0.10)	$0.17	$1.11

Distributions declared per Common Share outstanding (3)	$0.60	$0.30	$0.10	$0.05	$9.485

Weighted average Common Shares outstanding — basic	24,089	23,444	23,081	22,849	22,077
Weighted average Common OP Units outstanding	5,870	6,165	6,285	6,067	5,342
Weighted average Common Shares outstanding — fully diluted	30,414	30,241	29,366	29,465	28,002

Balance Sheet Data:
Real estate, before accumulated depreciation (6)	$2,396,115	$2,337,460	$2,152,567	$2,035,790	$1,309,705
Total assets	2,033,695	2,055,831	1,948,874	1,886,289	1,463,507
Total mortgages and loans (3)	1,659,392	1,717,212	1,638,281	1,653,051	1,076,183
Minority interests (5)	217,776	212,794	209,379	134,771	124,634
Stockholders’ equity (3)	70,941	47,118	32,516	31,844	(2,528)

Other Data:
Funds from operations (7)	$92,752	$82,367	$52,827	$54,448	$58,479

Total Properties (at end of period)	311	311	285	275	142
Total sites (at end of period)	112,779	112,956	106,337	102,178	53,429

(1)	See the Consolidated Financial Statements of the Company contained in this Form 10-K. Certain revenue amounts reported in previously issued statements of operations have been reclassified in the attached statements of operations due to the Company’s expansion of the related revenue activity.
Property operations and home sale operations are discussed in Item 7 contained in this Form 10-K.
(2)	Since November 2004, Income from other investments, net included rental income from the lease of membership Properties to Thousand Trails or its current owner, Privileged Access. See Note 2(i) in the Notes to Consolidated Financial Statements contained in this Form 10-K.

Equity LifeStyle Properties, Inc.
Consolidated Historical Financial Information
(continued)
(3)	On October 17, 2003, we closed 49 mortgage loans collateralized by 51 Properties (the “Recap”) providing total proceeds of approximately $501 million at a weighted average interest rate of 5.84% per annum and with a weighted average maturity at that time of approximately 9 years. Approximately $170 million of the proceeds were used to repay amounts outstanding on our lines of credit and term loan. Approximately $225 million was used to pay a special distribution of $8.00 per share on January 16, 2004. The remaining funds were used for investment purposes in 2004. The Recap resulted in increased interest and amortization expense and the special distribution resulted in decreased stockholders’ equity.

(4)	On December 2, 2005, we refinanced approximately $293 million of secured debt maturing in 2007 with an effective interest rate of 6.8% per annum. This refinanced debt was secured by two cross-collateralized loan pools consisting of 35 Properties. The transaction generated approximately $337 million in proceeds from loans secured by individual mortgages on 20 Properties. The blended interest rate on the refinancing was approximately 5.3% per annum, and the loans mature in 2015. Transaction costs resulting from early debt retirement were approximately $20.0 million.

(5)	During 2005, we issued $25 million of 8.0625% Series D and $50 million of 7.95% Series F Cumulative Redeemable Perpetual Preference Units to institutional investors. Proceeds were used to pay down amounts outstanding under the Company’s lines of credit (see Note 4 in the Notes to Consolidated Financial Statements contained in this Form 10-K).

(6)	We believe that the book value of the Properties, which reflects the historical costs of such real estate assets less accumulated depreciation, is less than the current market value of the Properties.

(7)	Refer to Item 7 contained in this Form 10-K for information regarding why we present funds from operations and for a reconciliation of this non-GAAP financial measure to net income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with “Selected Financial Data” and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
2007 Accomplishments
•	Raised annual dividend to $0.80 per share in 2008, up from $0.60 per share in 2007.

•	Successfully amended our existing unsecured Lines of Credit to expand our borrowing capacity from $275 million to $370 million.

•	Acquired five Properties containing over 1,400 sites, including our outside joint venture partners’ interest in two Properties.

•	Second year in row since 2000 that our manufactured home Properties owned year over year finished the year with a higher number of occupied sites than the number we started the year.

•	Launched a new benefit program, RvontheGo Club, for members. Members receive discounts on entertainment and purchases at retailers, in addition to exclusive member-only discounts and advanced invitations to resort events.
Overview and Outlook
     Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis.
     We have approximately 64,900 annual sites, approximately 8,700 seasonal sites, which are leased to customers generally for three to six months, and approximately 8,800 transient sites, occupied by customers who lease sites on a short-term basis. We expect to service over 100,000 customers with these transient sites. However, we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 24,100 membership sites for which we will receive annual ground rent in 2008 of approximately $25.5 million. This rent is classified in Income from other investments, net in the Consolidated Statements of Operations. (See also Privileged Access discussion below) We also have interests in Properties containing approximately 6,300 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

	Total Sites as of Dec. 31,
	(rounded to 000s)
	2007	2006
Community sites (1)	44,800	45,700
Resort sites (2):
Annual	20,100	18,900
Seasonal	8,700	8,000
Transient	8,800	8,800
Membership (3)	24,100	24,100
Joint Ventures (4)	6,300	7,500

	112,800	113,000

(1)	Includes 655 and 1,581 sites from discontinued operations as of December 31, 2007 and 2006, respectively.

(2)	Includes 100 sites from discontinued operations as of December 31, 2006, subsequently sold in January 2007.

(3)	All sites are currently leased to Privileged Access.

(4)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.
     Our home sales volumes and gross profits have been declining since 2005. We believe that the disruption in the site-built housing market may be contributing to the decline in our home sales operations as potential customers are not able to sell their existing site-built homes as well as increased price sensitivity for seasonal and second homebuyers. A number of factors have contributed to this disruption. In the last few years, many site-built home sales were for speculative or investment purposes. Innovative financing techniques, such as loan securitizations, provided increased credit access and resulted in overbuilding and excess site-built home supply. Bad lending practices, like no money down, diminshed underwriting, longer amortization periods and aggressive appraisals have contributed to loan defaults, repossessions and capital meltdowns. The disruption has not impacted our maufactured home occupancy, however, the anticipated continuation of the decline in our sales volumes may negatively impact occupancy in the future. In order to maintain and improve existing occupancy, ELS is focusing on new customer acquisition projects. During 2007, we have formed an occupancy task force (“OTF”) to review our portfolio for opportunities to increase occupancy. Programs being evaluated by the OTF include: purchasing homes for a rental program, renting existing inventory homes and providing additional financing options to home buyers.

Privileged Access
     Privileged Access has been the owner of Thousand Trails (“TT”) since April 14, 2006. TT’s primary business consists of entering into agreements with individuals to use its properties (the “Agreements”) and has been engaged in such business for almost 40 years. The properties are primarily campgrounds with designated sites for the placement of recreational vehicles to service its membership base of over 100,000 families. The campgrounds are owned by the Company and leased to Privileged Access. Privileged Access is headquartered in Frisco, Texas, and has more than 2,000 employees and is owned 100 percent by Mr. Joe McAdams, the Company’s President effective January 1, 2008.
     As of December 31, 2007, we are leasing approximately 24,100 sites at 81 resort Properties to Privileged Access or its subsidiaries so that Privileged Access may meet its obligations under the Agreements. For the years ended December 31, 2007 and 2006 we recognized approximately $20.5 million and $17.8 million, respectively, in rent from these leasing arrangements. The lease income is included in Income from other investments, net in the Company’s Consolidated Statement of Operations.
     The Company has recently evaluated a possible purchase of Privileged Access and/or its subsidiaries. However, there continues to be lack of definitive guidance regarding the tax treatment of gross income from membership contracts for REIT gross income test purposes. As a result, the Company believes that the best strategic option available at this time was to bring Mr. McAdams to the Company and continue to work with Privileged Access on initiatives such as fractional sales, whole ownership and potentially combining certain overhead functions while maintaining the landlord — tenant relationship.
     Effective January 1, 2008, the leases for these Properties were amended and restated and provide for the following significant terms: a) annual fixed rent of approximately $25.5 million, b) annual rent increases at the higher of CPI or a renegotiated amount based upon the fair market value of the Properties, c) expiration date of January 15, 2020, and d) two 5-year extension terms at the option of Privileged Access. The January 1, 2008 lease for 59 of the Properties known as the “TT Portfolio” also included provisions where the Company paid Privileged Access $1 million for entering into the amended lease. The $1 million payment will be amortized on a pro-rata basis over the remaining term of the lease as an offset to the annual lease payments. Additionally, the Company also agreed to reimburse Privileged Access up to $5 million for the cost of any improvements made to the TT Portfolio. The Company shall reimburse Privileged Access only if the improvement has been pre-approved, is a depreciable fixed asset and supporting documentation is provided. The assets purchased with the capital improvement fund will be the assets of the Company and will be amortized in accordance with the Company’s depreciation policies.
     The Company has subordinated its lease payment for the TT Portfolio to a bank that has loaned Privileged Access $10 million. The Company guaranteed $2.5 million of that loan in September 2007 and that guarantee was extinguished in December 2007. Privileged Access is obligated to pay back $5 million of the loan in 2008, $2.5 million in 2009 and the final $2.5 million in 2010. The Company believes that the possibility that Privileged Access would not make its lease payment on the TT Portfolio as a result of the subordination is remote.
     Since June 12, 2006, Privileged Access has leased 130 cottage sites at Tropical Palms, a resort Property located near Orlando, Florida from the Company. For the years ended December 31, 2007 and 2006 we earned approximately $1.5 million and $0.6 million, respectively, in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. The Tropical Palms lease currently provides for the following significant terms: a) annual fixed rent of approximately $1.4 million, paid quarterly, b) percentage rent of 50% of the tenants gross revenues in excess of the fixed rent, and c) expiration date of June 30, 2008. The Company expects to extend the Tropical Palms lease when it expires.
     Refer to Note 12 — Transactions with Related Parties included in the Notes to Consolidated Financial Statements in this Form 10-K for a description of all agreements between the Company and Privileged Access.
Supplemental Property Disclosure
     We provide the following disclosures with respect to certain assets:
•	Monte Vista — Monte Vista is a lifestyle-oriented resort Property located in Mesa, Arizona containing approximately 56 acres of vacant land. We have obtained approval to develop 275 manufactured home and 240 resort sites on this land. In connection with evaluating the development of Monte Vista, we evaluated selling the land and subsequently decided to list 26 acres of the land for sale. With respect to the land not listed for sale, we intend to develop additional resort sites and may consider other alternative uses for the land or sale of the acreage.

•	Bulow Plantation — Bulow Plantation is a 628-site mixed lifestyle-oriented resort and manufactured home Property located in Flagler Beach, Florida, which contains approximately 180 acres of adjacent vacant land. We have obtained approval from Flagler County for an additional manufactured home community development of approximately 700

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
Insurance
     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of February 19, 2008, the Company estimates its total claim to be $21.8 million, of which approximately $21.5 million of claims, including business interruption, have been submitted to its insurance companies for reimbursement. Through December 31, 2007, the Company has made total expenditures of approximately $17.4 million and expects to incur additional expenditures to complete the work necessary to restore the Properties to their pre-hurricanes condition. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $6.8 million of these expenditures have been capitalized per the Company’s capitalization policy through December 31, 2007.
     The Company has received proceeds from insurance carriers of approximately $7.9 million through December 31, 2007. The proceeds were accounted for in accordance with the Statement of Financial Accounting Standards No.5, “Accounting for Contingencies” (“SFAS No. 5”). Approximately $0.6 million has been recognized as a gain on insurance recovery, which is net of approximately $0.2 million of legal fees and included in income from other investments, net, as of December 31, 2007. The receivable from insurance providers included in other assets of approximately $1.5 million as of December 31, 2006, was collected in full during 2007.

Property Acquisitions, Joint Ventures and Dispositions
     The following chart lists the Properties or portfolios acquired, invested in, or sold since January 1, 2006:

Property	Transaction Date	Sites
Total Sites as of January 1, 2006		106,337

Property or Portfolio (# of Properties in parentheses):
Thousand Trails (2)	April 14, 2006	624
Mid-Atlantic Portfolio (7)	April 25, 2006	1,594
Tranquil Timbers (1)	June 13, 2006	270
Outdoor World Portfolio (15)	December 15, 2006	3,962
Pine Island RV Resort (1)	August 3, 2007	363
Santa Cruz Ranch RV (1)	September 26, 2007	106
Tuxbury Pond RV Resort (1)	October 11, 2007	305

Joint Ventures:
Morgan Portfolio (5)	Various, 2006	1,134

Expansion Site Development and other:
Sites added (reconfigured) in 2006		134
Sites added (reconfigured) in 2007		75

Dispositions:
Indian Wells (Joint Venture) (1)	April 18, 2006	(350)
Forest Oaks (1)	April 25, 2006	(227)
Windsong (1)	April 25, 2006	(268)
Blazing Star (Joint Venture) (1)	June 29, 2006	(254)
Lazy Lakes (1)	January 10, 2007	(100)
Del Rey (1)	July 6, 2007	(407)
Holiday Village-Iowa (1)	November 30, 2007	(519)

Total Sites as of December 31, 2007		112,779

     Since December 31, 2005, the gross investment in real estate increased from $2,153 million to $2,396 million as of December 31, 2007, due primarily to the aforementioned acquisitions and dispositions of Properties during the period.
Markets
     The following table identifies our five largest markets by number of sites and provides information regarding our Properties (excludes membership campground Properties leased to Privileged Access and Properties owned through Joint Ventures).

				Percent of Total
Major	Number of		Percent of	Property Operating
Market	Properties	Total Sites	Total Sites	Revenues
Florida	81	35,182	42.7%	43.8%
Arizona	32	12,375	15.0%	12.6%
California	31	7,333	8.9%	17.1%
Texas	8	5,143	6.2%	2.3%
Colorado	10	3,452	4.2%	4.9%
Other	53	18,930	23.0%	19.3%

Total	215	82,415	100.0%	100.0%

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

Long-Lived Assets
     In accordance with the Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), we allocate the purchase price of Properties we acquire to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be available in connection with the acquisition or financing of the respective Property and other market data. We also consider information obtained about each Property as a result of our due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.
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
Allowance for Doubtful Accounts
     Rental revenue from our tenants is our principal source of revenue and is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We monitor the collectibility of accounts receivable from our tenants on an ongoing basis. We will reserve for receivables when we believe the ultimate collection is less than probable and maintain an allowance for doubtful accounts. An allowance for doubtful accounts is recorded during each period and the associated bad debt expense is included in our property operating and maintenance expense in our Consolidated Statements of Operations. The allowance for doubtful accounts is netted against rents receivable on our consolidated balance sheets. Our provision for uncollectible rents receivable was approximately $1.2 million and $0.9 million as of December 31, 2007 and December 31, 2006, respectively.
     We may also finance the sale of homes to our customers through loans (referred to as “Chattel Loans”). The valuation of an allowance for doubtful accounts for the Chattel Loans is calculated based on a comparison of the outstanding principal balance of each note compared to the N.A.D.A. (National Automobile Dealers Association) value and the current market value of the underlying manufactured home collateral. A bad debt expense is recorded in home selling expense in our Consolidated Statements of Operations. The allowance for doubtful accounts is netted against the notes receivables on our consolidated balance sheets. The allowance for these Chattel Loans as of December 31, 2007 and December 31, 2006 was $160,000 and $110,000, respectively.
Inventory
     Inventory consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Inventory is recorded net of an inventory reserve as of December 31, 2007 and December 31, 2006 of $0.8 million and $0.6 million, respectively. The expense for the inventory reserve is included in the cost of home sales in our Consolidated Statements of Operations.
Variable Interest Entities
     In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”) — an interpretation of ARB 51. The objective of FIN 46R is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company will apply FIN 46R to all types of entity ownership (general and limited partnerships and corporate interests).
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
     Effective January 1, 2008, the 100 percent owner of Privileged Access, Mr. Joe McAdams, became our President and we amended and restated the leases for the 81 Properties. Under generally accepted accounting principles, effective January 1, 2008, Mr. McAdams, Privileged Access and the Company are considered related parties. Due to the materiality of the leasing arrangement and the related party nature of the arrangement, the Company has analyzed whether the operations of Privileged Access should be consolidated with ours. We have determined under FIN 46 that it would not be appropriate to consolidate Privileged Access as we do not control Privileged Access and are not the primary beneficiary of Privileged Access. This conclusion required management to make complex judgments. As a result of the complex nature of the arrangements, on February 15, 2008, we submitted a letter to the Office of the Chief Accountant at the SEC describing the relationship and asking for the SEC’s concurrence with our conclusions that we should not consolidate the operations of Privileged Access. As of the date of filing this Form 10-K, we do not a response from the SEC.
Valuation of Financial Instruments
     The valuation of financial instruments under Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS No. 107”) and Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) requires us to make estimates and judgments that affect the fair value of the instruments. Where possible, we base the fair values of our financial instruments on listed market prices and third party quotes. Where these are not available, we base our estimates on other factors relevant to the financial instrument.
Stock-Based Compensation
     The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method described in FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share Based Payment” on July 1, 2005, which did not have a material impact on the Company’s results of operations or its financial position. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, consultants and directors.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. The Statement seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheet and Consolidated Income Statement. SFAS No. 160 is effective January 1, 2009 with early adoption prohibited. The Company does not expect the adoption of SFAS No. 160 will have a material effect on the financial position of the Company.
     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, “Business Combinations”, (“SFAS No. 141R”). SFAS No. 141R replaces FASB Statement No. 141 but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (also known as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R replaces, with limited exceptions as specified in the Statement, the cost allocation process in SFAS No. 141with a fair value based allocation process. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The Company has not yet determined the impact, if any, that SFAS No. 141R will have on its consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The adoption of SFAS No. 159 is optional and the Company plans to evaluate the potential adoption in 2008.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company does not expect the adoption of SFAS No. 157 will have a material effect on its financial statements.
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
Results of Operations
Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods (“Core Portfolio”) and the Total Portfolio for the years ended December 31, 2007 and 2006 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase /				Increase /
	2007	2006	(Decrease)	% Change	2007	2006	(Decrease)	% Change
Community base rental income	$232,917	$222,766	$10,151	4.6%	$236,933	$225,815	$11,118	4.9%
Resort base rental income	88,654	83,876	4,778	5.7%	102,372	89,925	12,447	13.8%
Utility and other income	34,572	29,751	4,821	16.2%	36,849	30,643	6,206	20.3%

Property operating revenues	356,143	336,393	19,750	5.9%	376,154	346,383	29,771	8.6%

Property operating and maintenance	118,418	112,054	6,364	5.7%	127,342	116,179	11,163	9.6%
Real estate taxes	26,301	25,522	779	3.1%	27,429	26,246	1,183	4.5%
Property management	17,466	16,560	906	5.5%	18,385	17,079	1,306	7.6%

Property operating expenses	162,185	154,136	8,049	5.2%	173,156	159,504	13,652	8.6%

Income from property operations	$193,958	$182,257	$11,701	6.4%	$202,998	$186,879	$16,119	8.6%

Property Operating Revenues
     The 5.9% increase in the Core Portfolio property operating revenues reflects (i) a 4.2% increase in rates for our community base rental income combined with a 0.4% increase in occupancy, (ii) a 5.7% increase in revenues for our core resort base income, and (iii) an increase in utility income and other fees primarily due to the pass-through of higher utility rates, as well as an increase in the properties passing through utility costs as a separate line item to customers. Total Portfolio operating revenues increased due to site rental rate increases and our 2006 and 2007 acquisitions (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K).

Results of Operations (continued)
Property Operating Expenses
     The 5.2% increase in property operating expenses for the Core Portfolio reflects a 5.7% increase in property operating and maintenance due primarily to increases in utilities, repair and maintenance, payroll and insurance expenses. The increase in real estate taxes is in the Core Portfolio is generally due to higher property assessments on certain Properties. Property management expense for the Core Portfolio reflects costs of managing the Properties and is estimated based on a percentage of Property operating revenues. Total Portfolio operating expenses increased due to our 2006 and 2007 acquisitions, as well as increases in utilities and legal expenses. Property management expense for the Total Portfolio increased primarily due to 2006 and 2007 acquisitions and payroll increases.
Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2007 and 2006 (amounts in thousands, except sales volumes).

	2007	2006	Variance	% Change
Gross revenues from new home sales	$31,116	$58,799	$(27,683)	(47.1%)
Cost of new home sales	(28,067)	(52,394)	24,327	46.4%

Gross profit from new home sales	3,049	6,405	(3,356)	(52.4%)

Gross revenues from used home sales	2,217	2,448	(231)	(9.4%)
Cost of used home sales	(2,646)	(2,104)	(542)	(25.8%)

Gross (loss) profit from used home sales	(429)	344	(773)	(224.7%)

Brokered resale revenues, net	1,528	2,129	(601)	(28.2%)
Home selling expenses	(7,555)	(9,836)	2,281	23.2%
Ancillary services revenues, net	2,436	3,027	(591)	(19.5%)

(Loss) income from home sales operations and other	$(971)	$2,069	$(3,040)	(146.9%)

Home sales volumes:
New home sales (1)	440	783	(343)	(43.8%)
Used home sales (2)	296	370	(74)	(20.0%)
Brokered home resales	967	1,255	(288)	(22.9%)

(1)	Includes third party home sales of 45 and 79 for the years ended December 31, 2007 and 2006, respectively.

(2)	Includes third party home sales of nine and 13 for the years ended December 31, 2007 and 2006, respectively.
     Income from home sales operations decreased as a result of lower new, used and brokered resale volumes and lower gross profits per home sold. The decrease in home selling expenses is primarily due to lower sales volumes and decreased advertising costs. The decrease in ancillary service revenue relates primarily to an increase in community activity expenses and store expenses.
Other Income and Expenses
     The following table summarizes other income and expenses for the years ended December 31, 2007 and 2006 (amounts in thousands).

	2007	2006	Variance	% Change
Interest income	$1,732	$1,975	$(243)	(12.3%)
Income from other investments, net	22,476	20,102	2,374	11.8%
General and administrative	(15,591)	(12,760)	(2,831)	(22.2%)
Rent control initiatives	(2,657)	(1,157)	(1,500)	(129.6%)
Interest and related amortization	(103,070)	(103,161)	91	0.1%
Depreciation on corporate assets	(437)	(410)	(27)	(6.6%)
Depreciation on real estate assets	(63,554)	(60,276)	(3,278)	(5.4%)

Total other expenses, net	$(161,101)	$(155,687)	$(5,414)	(3.5%)

Results of Operations (continued)
     Interest income decreased due to a $0.4 million decrease in interest income related to a loan to Privileged Access that was paid off, a decrease in lower home loan balances, offset by an increase in interest earned on an our tax-deferred exchange escrow accounts.
     Income from other investments, net increased due to: a gain on insurance recovery of approximately $0.6 million, a one-time gain related to a defeasance transaction of approximately $1.1 million, the previously discussed increase in ground lease activity with Privileged Access, offset by one-time gains recognized in 2006 including a $1.0 million non-refundable deposit received upon termination of the contract for the sale of Del Rey and a $0.9 million gain on sale of our preferred partnership interest in College Heights, which was previously classified as other assets.
     General and administrative expense increased primarily due to an increase in payroll costs due to increased salaries and bonuses and accrued expense related to the Long-Term Incentive Plan. Rent control initiatives increased primarily as a result of activity regarding the Contempo Marin and City of Santee trials (see Note 18 in the Notes to Consolidated Financial Statements contained in this Form 10-K).
     Depreciation on real estate increased $3.3 million primarily relating to acquisitions.
Equity in Income of Unconsolidated Joint Ventures
     For the year ended December 31, 2007, equity in income of unconsolidated joint ventures decreased $0.9 million primarily due to the distributions received from three joint ventures relating to debt financings by the joint ventures. These distributions exceeded the Company’s basis and were included in income from unconsolidated joint ventures. This was offset by the purchase of the remaining interest in Mezzanine Properties and the gain on sale of the property owned by Indian Wells joint venture in 2006.
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

Property Operating Revenues
     The 4.5% increase in the Core Portfolio property operating revenues reflects (i) a 4.4% increase in rates for our community base rental income combined with a 0.1% increase in occupancy, (ii) a 4.3% increase in revenues for our core resort base income, and (iii) an increase in utility income and other fees primarily due to the pass-through of higher utility rates. Total Portfolio operating revenues increased due to site rental rate increases and our 2005 and 2006 acquisitions (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K).

Results of Operations (continued)
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

	2006	2005	Variance	% Change
Gross revenues from new home sales	$58,799	$62,664	$(3,865)	(6.2%)
Cost of new home sales	(52,394)	(53,899)	1,505	2.8%

Gross profit from new home sales	6,405	8,765	(2,360)	(26.9%)

Gross revenues from used home sales	2,448	3,350	(902)	(26.9%)
Cost of used home sales	(2,104)	(3,572)	1,468	41.1%

Gross profit (loss) from used home sales	344	(222)	566	255.0%

Brokered resale revenues, net	2,129	2,714	(585)	(21.6%)
Home selling expenses	(9,836)	(8,838)	(998)	(11.3%)
Ancillary services revenues, net	3,027	2,227	800	35.9%

Income from home sales operations and other	$2,069	$4,646	$(2,577)	(55.5%)

Home sales volumes:
New home sales (1)	783	771	12	1.6%
Used home sales (2)	370	271	99	36.5%
Brokered home resales	1,255	1,526	(271)	(17.8%)

(1)	Includes third party home sales of 79 and 84 for the years ended December 31, 2006 and 2005, respectively.

(2)	Includes third party home sales of 13 and zero for the years ended December 31, 2006 and 2005, respectively.
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

Results of Operations (continued)
     Interest income increased due to interest earned on our Privileged Access note as discussed above.
     Income from other investments, net increased due to: the previously discussed increase in ground lease activity with Privileged Access, corporate expense savings of $0.9 million, one-time gains including a $1.0 million non-refundable deposit received upon termination of the contract for the sale of Del Rey and a $0.9 million gain on sale of our preferred partnership interest in College Heights, was previously classified as other assets. These increases were offset by a write-off of costs related to potential transactions no longer being considered of $0.9 million.
     General and administrative expense decreased due to decreased legal costs and banking fees, partially offset by an increase in payroll. Interest and related amortization increased due to acquisitions offset by a decrease in our average interest rates due to refinancings in 2005.
     Loss on early debt retirement decreased due to transaction costs on early debt retirement related to refinancings in 2005.
     Depreciation on corporate assets decreased as a result of assets being fully depreciated. Depreciation on real estate increased $4.7 million primarily relating to acquisitions.
Equity in Income of Unconsolidated Joint Ventures
     For the year ended December 31, 2006, equity in income of unconsolidated joint ventures decreased $2.9 million primarily due to the purchase of the remaining interest in the Mezzanine Properties in the first quarter of 2006 (see Liquidity and Capital Resources — Investing Activities), as well as distributions received in 2005 from three joint ventures relating to debt refinancings by the ventures. Two of these distributions exceeded the Company’s basis and therefore were included in income from unconsolidated joint ventures in 2005. These decreases are partially offset by the net gain on sale of the property owned by the Indian Wells joint venture.
Liquidity and Capital Resources
Liquidity
     As of December 31, 2007, the Company had $5.8 million in cash and cash equivalents and $267 million available on its lines of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. The Company has approximately $200 million of scheduled debt maturities in 2008. The Company is currently evaluating refinancing options and expects to be able to satisfy the maturing debt with some combination of refinancing proceeds, net cash provided by operating activities and/or its available lines of credit. The table below summarizes cash flow activity for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands).

	For the twelve months ended
	December 31,
	2007	2006	2005
Cash provided by operating activities	$122,791	$99,457	$90,326
Cash used in investing activities	(25,604)	(67,086)	(66,246)
Cash used in financing activities	(93,007)	(31,376)	(28,775)

Net increase (decrease) in cash	$4,180	$995	$(4,695)

Operating Activities
     Net cash provided by operating activities increased $23.3 million for the year ended December 31, 2007 from $99.5 million for the year ended December 31, 2006. As discussed in “Results of Operations” above, this increase reflects increases in property operating income and income from other investments, net, offset by an increase in depreciation expense, general and

Liquidity and Capital Resources (continued)
administrative expense and a decrease in home sales. Net cash provided by operating activities increased $9.1 million for the year ended December 31, 2006 from $90.3 million for the year ended December 31, 2005. This increase reflects increases in property operating income and income from other investments, net, offset by an increase in interest expense and a decrease in home sales as discussed in “Results of Operations” above.
Investing Activities
     Net cash used in investing activities reflects the impact of the following investing activities:
Acquisitions
During the year ended December 31, 2007, we completed the following transactions:
•	On January 29, 2007, the Company acquired the remaining 75% interest in a joint venture Property known as Mesa Verde, which is a 345-site resort Property on approximately 28 acres in Yuma, Arizona. The gross purchase price was approximately $5.9 million. We assumed a first mortgage loan of approximately $3.5 million with an interest rate of 4.94% per annum, maturing in 2008. The remainder of the acquisition price of approximately $1.8 million was funded with a withdrawal from the tax-deferred exchange account established as a result of the disposition of Lazy Lakes, discussed below.

•	On June 27, 2007, the Company purchased the remaining 75% interest in a Diversified Investments joint venture Property known as Winter Garden, which is a 350-site resort Property on approximately 27 acres in Winter Garden, Florida. The gross purchase price was approximately $10.9 million, and we assumed a second mortgage loan of approximately $4.0 million with an interest rate of 4.3% per annum, maturing in September 2008. The remainder of the acquisition price, net of a credit for our existing 25% interest, was funded with proceeds from the Company’s lines of credit and a withdrawal of approximately $3.7 million from the tax-deferred exchange account established as a result of the disposition of Lazy Lakes discussed below.

•	On August 3, 2007, the Company acquired a 363-site resort Property known as Pine Island, on approximately 31 acres, located near St. James City, Florida. The purchase price of approximately $6.5 million was funded with a withdrawal from the tax-deferred exchange account established as a result of the sale of Del Rey discussed below.

•	On September 26, 2007, the Company acquired a 106-site resort Property known as Santa Cruz RV Ranch, on approximately 7 acres, located near Scotts Valley, California. The purchase price was approximately $5.5 million.

•	On October 11, 2007, we acquired a 305-site resort property known as Tuxbury Resort, on approximately 193 acres in Amesbury, Massachusetts, including approximately 100 acres of potential expansion land. The purchase price was approximately $7.3 million and the seller provided financing of approximately $1.2 million that matures in January 2010. The cash portion of the purchase price was funded with a withdrawal from the tax-deferred exchange account established as a result of the sale of Del Rey discussed below.
     Certain purchase price adjustments may be made within one year following the acquisitions.
2006 Acquisitions
     During the year ended December 31, 2006, we acquired 40 Properties (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K). The combined investment in real estate for these 40 Properties was approximately $162.6 million and was funded with the exchange of two all age properties, new financing of $47.1 million, debt assumed of $38.7 million, and borrowings from our lines of credit. We assumed rents received in advance of approximately $5.0 million, inventory of approximately $1.9 million, escrow deposits of $0.6 million, and other net payables of $0.4 million.
2005 Acquisitions
     During the year ended December 31, 2005, we acquired seven Properties (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K). The combined real estate investment in these Properties was approximately $89.9

Liquidity and Capital Resources (continued)
million and was funded with money drawn from our lines of credit and debt assumed of $53.5 million. We also assumed approximately $5.4 million in escrow deposits and $4.0 million of rents received in advance as a result of these acquisitions.
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
     On July 6, 2007, we sold Del Rey, a 407 site manufactured home site Property in Albuquerque, New Mexico, for proceeds of approximately $13.0 million. The Company recognized a gain of approximately $6.9 million. These proceeds were deposited in a tax-deferred exchange account pending future like-kind exchange acquisitions. Funds were subsequently used for the acquisitions of Pine Island and Tuxbury Resort, discussed above.
     On November 30, 2007, we sold Holiday Village, a 519-site all-age manufactured home Property in Sioux City, Iowa for $3.0 million. The sales price included approximately $0.4 million in proceeds from the sale of inventory homes to the buyer. The Company recognized a gain of sale of approximately $0.6 million. The proceeds from the sale were deposited in a tax-deferred exchange account pending future like-kind acquisitions, which is classified as escrow deposits and other in the balance sheet.
     During the year ended December 31, 2006, we exchanged two Properties located in Indiana as part of the Mid-Atlantic Portfolio acquisition (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K). We recorded a loss on sale for this transaction of $0.2 million.
     During the year ended December 31, 2005, we sold one Property located in Cedar Rapids, Iowa for a selling price of $6.7 million. Net proceeds of $6.3 million were used to repay amounts outstanding on our lines of credit. A gain on sale of approximately $2.3 million was recorded during the fourth quarter of 2005.
     We currently have two all-age Properties held for disposition and are in various stages of negotiations for sale. We plan to reinvest the sale proceeds or reduce outstanding lines of credit.
     The operating results of all properties sold or held for disposition have been reflected in the discontinued operations of the Consolidated Statements of Operations contained in this Form 10-K.
Notes Receivable Activity
     As of December 31, 2006, we had a note receivable from Privileged Access of approximately $12.3 million, which was repaid in full during 2007. The remaining notes receivable activity of $1.2 million in cash outflow reflects net lending from our Chattel Loans.
Investments in and distributions from unconsolidated joint ventures
     During the year ended December 31, 2007, the Company invested approximately $2.7 million in developing one of the Bar Harbor joint venture Properties, which resulted in an increase of the Company’s ownership interest per the joint venture agreement. As of December 31, 2007, the Bar Harbor joint venture has been consolidated with the operations of the Company as the Company has determined that as of December 31, 2007 we are the primary beneficiary by applying the standards of FIN 46R. This consolidation has decreased the Company’s investment in joint venture approximately $11.1 million, with an offsetting increase in investment in real estate.
     During the year ended December 31, 2007, the Company received approximately $5.2 million in distributions from our joint ventures. $5.1 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $0.1 million were classified as a return of capital and were included in investing activities and were related to refinancings at three of our joint venture Properties. Approximately $2.5 million of the distributions received exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures.
     During the year ended December 31, 2006, the Company invested approximately $1.1 million in five joint ventures owning five Properties located in Florida, Massachusetts, Maine and two in Virginia. The Company also invested approximately $1.6

Liquidity and Capital Resources (continued)
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
     In addition, the Company recorded approximately $2.7 million, $3.6 million and $6.5 million of net income from joint ventures, net of $1.4 million, $1.9 million and $2.0 million of depreciation, in the years ended December 31, 2007, 2006 and 2005, respectively.
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
Capital improvements
     Capital expenditures for improvements are identified by the Company as recurring capital expenditures (“Recurring CapEx”), site development costs and corporate costs. Recurring CapEx was approximately $16.0 million, $14.6 million and $15.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in Recurring CapEx for the years ended 2007, 2006 and 2005 is approximately $1.5 million, $2.0 million and $3.4 million of costs incurred to replace hurricane damaged assets. Site development costs were approximately $12.8 million, $17.3 million and $16.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, and represent costs to develop expansion sites at certain of the Company’s Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home. Reduction in site development costs is due to the decrease in new homes sales volume. Corporate costs such as computer hardware, office furniture and office improvements and expansion were $0.6 million, $0.3 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Financing Activities
     Net cash used in financing activities reflects the impact of the following:
Mortgages and Credit Facilities
Financing, Refinancing and Early Debt Retirement
2007 Activity
     During the year ended December 31, 2007, the Company completed the following transactions:
•	The Company repaid approximately $1.9 million of mortgage debt in connection with the sale of Lazy Lakes.

Liquidity and Capital Resources (continued)
•	In connection with the acquisition of Mesa Verde, during the first quarter of 2007, the Company assumed $3.5 million in mortgage debt bearing interest at 4.94% per annum and maturing in May 2008.
•	In connection with the acquisition of Winter Garden, during the second quarter of 2007, the Company assumed $4.0 million in mortgage debt bearing interest at 4.3% per annum and maturing in September 2008.

•	During the quarter ended September 30, 2007, the Company repaid the outstanding mortgage indebtedness on Ft. Myers Beach RV Resort of approximately $2.9 million.

•	In September 2007, we amended our existing unsecured Lines of Credit (“LOC”) to expand our borrowing capacity from $275 million to $420 million. The lines of credit continue to accrue interest at LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. Our current group of banks have committed up to $370 million on our $420 million borrowing capacity. We incurred commitment and arrangement fees of approximately $0.3 million to increase our borrowing capacity.

•	During the quarter ended December 31, 2007, the Company paid off a $6.5 million mortgage that matured on Park City West RV Resort.

•	The Company paid down $7.7 million of the mortgage debt on Tropical Palms RV Resort during the quarter ended December 31, 2007. The Tropical Palms RV Resort mortgage debt balance as of December 31, 2007 is approximately $12 million and matures in December 2008.
2006 Activity
     During the year ended December 31, 2006, the Company completed the following transactions:
•	Assumed $25.9 million in mortgage debt on four of the eleven Properties related to the acquisition of the Mezzanine Portfolio. During the second and third quarters of 2006, this mortgage debt was defeased. Net proceeds of approximately $10.4 million were used to pay down the lines of credit. The four mortgages bear interest at weighted average interest rates ranging from 5.69% to 6.143% per annum and mature in 2016. In addition, we financed $47.1 million of mortgage debt to acquire the remaining seven Properties in the Mezzanine Portfolio. The seven mortgages bear interest at weighted average rates ranging from 5.70% to 5.72% per annum, and mature in April 2016.

•	Received $3.0 million and $2.9 million in mortgage debt proceeds as a result of meeting certain operational criteria at the Monte Vista Property and the Viewpoint Property, respectively. These proceeds were used to pay down the lines of credit.

•	Renewed our unsecured debt. We replaced the term loan which had a remaining balance of $100 million maturing in 2007, and a $110 million line of credit maturing in August 2006 with a $225 million line of credit with a four-year maturity and one-year extension option. The new facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.20% per annum with a 0.15% facility fee per annum. The interest rate on the term loan was LIBOR plus 1.75% per annum and the $110 million line of credit had an interest rate of LIBOR plus 1.65% and had a 0.15% unused fee, both per annum. The interest rate on $75 million of the outstanding balance on the new line of credit is fixed at 6.38% per annum through mid-December 2007. We also renewed our $50 million line of credit which bears interest at LIBOR plus 1.20% per annum with a 0.20% facility fee per annum, and matures on June 29, 2010. The renewal increases our financial flexibility and lowers our credit spread.

•	Acquired for $2.4 million land formerly subject to a ground lease previously classified as mortgage debt relating to the Golden Terrace South Property.

•	Assumed $12.8 million in mortgage debt in connection with the acquisition of the remaining interests in four Diversified Properties. The four mortgages have a weighted average interest rate of approximately 5.5% per annum and a weighted average maturity of three years.

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
Secured Debt
     As of December 31, 2007, our secured long-term debt balance was approximately $1.6 billion, with a weighted average interest rate in 2007 of approximately 5.9% per annum. The debt bears interest at rates between 4.3% and 10.0% per annum and matures on various dates mainly ranging from 2008 to 2016. Included in our debt balance are three capital leases with an imputed interest rate of 13.1% per annum. We have approximately $200 million of long-term debt maturing in 2008 and approximately $80 million in 2009. The weighted average term to maturity for the long-term debt is approximately 5.5 years.
Unsecured Debt
     We have two unsecured lines of credit with maximum borrowing capacity of $350 million and $20 million which bear interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. Throughout the year ended December 31, 2007, we borrowed $126.2 million and paid down $154.5 million on our lines of credit. The weighted average interest rate in 2007 for our unsecured debt was approximately 6.8% per annum. The balance outstanding as of December 31, 2007 was $103 million. As of February 22, 2008, approximately $281.7 million is available to be drawn on these combined lines of credit.
Other Loans
     During 2007, we borrowed $4.3 million to finance our insurance premium payments. As of December 31, 2007, this loan has been paid off.
     During 2006, the Company borrowed $3.6 million to finance its insurance premium payments. As of December 31, 2006, $0.3 million remained outstanding. This loan was paid off in January 2007 and beared interest at 5.30% per annum.
     Certain of the Company’s mortgages and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”), limitations on certain holdings and other restrictions.
Contractual Obligations
     As of December 31, 2007, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands):

Contractual
Obligations	Total	2008(2)	2009	2010(3)	2011	2013	Thereafter
Long Term Borrowings (1)	$1,656,924	$212,134	$85,807	$336,232	$65,081	$18,076	$939,594
Weighted average interest rates	6.13%	5.72%	7.00%	7.12%	7.07%	5.93%	5.75%

(1)	Balance excludes net premiums and discounts of $2.5 million.

Liquidity and Capital Resources (continued)

(2)	The Company is currently evaluating refinancing options and expects to be able to satisfy the maturing debt with some combination of refinancing proceeds, net cash provided by operating activities and/or its available lines of credit.

(3)	Includes lines of credit repayments in 2010 of $103 million. We have an option to extend this maturity for one year to 2011.
     Included in the above table are certain capital lease obligations totaling approximately $6.6 million. These agreements expire June 2009 and are paid semi-annually at an imputed interest rate of 13.1% per annum.
     The Company does not include preferred OP Unit distributions, interest expense, insurance, property taxes and cancelable contracts in the contractual obligations table above.
     The Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the years ended December 31, 2007, 2006 and 2005, ground lease rent was approximately $1.6 million. Minimum future rental payments under the ground leases are approximately $1.8 million for each of the next five years and approximately $20.8 million thereafter.
     With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately 6 years, with no more than $600 million in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, it believes that it will be able to repay such maturing debt from asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.
Equity Transactions
     In order to qualify as a REIT for federal income tax purposes, the Company must distribute 90% or more of its taxable income (excluding capital gains) to its stockholders. The following regular quarterly distributions have been declared and paid to common stockholders and minority interests since January 1, 2005.

Distribution
Amount Per	For the Quarter	Stockholder
Share	Ending	Record Date	Payment Date
$0.0250	March 31, 2005	March 25, 2005	April 8, 2005
$0.0250	June 30, 2005	June 24, 2005	July 8, 2005
$0.0250	September 30, 2005	September 30, 2005	October 14, 2005
$0.0250	December 31, 2005	December 30, 2005	January 13, 2006

$0.0750	March 31, 2006	March 31, 2006	April 14, 2006
$0.0750	June 30, 2006	June 30, 2006	July 14, 2006
$0.0750	September 30, 2006	September 29, 2006	October 13, 2006
$0.0750	December 31, 2006	December 29, 2006	January 12, 2007

$0.1500	March 31, 2007	March 30, 2007	April 13, 2007
$0.1500	June 30, 2007	June 29, 2007	July 13, 2007
$0.1500	September 30, 2007	September 28, 2007	October 12, 2007
$0.1500	December 31, 2007	December 28, 2007	January 11, 2008
2007 Activity
     On November 13, 2007, the Company announced that in 2008 the annual distribution per common share will be $0.80 per share up from $0.60 per share in 2007 and $0.30 per share in 2006. This decision recognizes the Company’s investment opportunities and the importance of its dividend to its stockholders.
     On December 28, 2007, September 28, 2007, June 29, 2007 and March 30, 2007, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     During the year ended December 31, 2007, we received approximately $3.7 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).

Liquidity and Capital Resources (continued)
2006 Activity
     On December 29, 2006, September 29, 2006, June 30, 2006 and March 31, 2006, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million of Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     During the year ended December 31, 2006, we received approximately $3.8 million in proceeds from the issuance of shares of common stock through stock option exercises and the ESPP.
2005 Activity
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
     During the year ended December 31, 2005, we received approximately $4.0 million in proceeds from the issuance of shares of common stock through stock option exercises and the ESPP.
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

Liquidity and Capital Resources (continued)
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
     The following table presents a calculation of FFO for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands):

	2007	2006	2005
Computation of funds from operations:
Net income (loss) available for Common Shares	$32,102	$16,632	$(2,333)
Income (loss) allocated to Common OP Units	7,705	4,318	(539)
Depreciation on real estate assets	63,554	60,276	55,608
Depreciation expense included in discontinued operations	—	84	410
Depreciation expense included in equity in income from joint ventures	1,427	1,909	1,960
Gain on sale of Properties	(12,036)	(852)	(2,279)

Funds from operations available for Common Shares	$92,752	$82,367	$52,827

Weighted average Common Shares outstanding — fully diluted	30,414	30,241	29,927

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At December 31, 2007, approximately 93% or approximately $1.5 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $82.7 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $87.4 million.
     At December 31, 2007, approximately 7% or approximately $114.8 million of our outstanding debt was short-term and at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings would increase/decrease by approximately $1.1 million annually.
FORWARD-LOOKING STATEMENTS
     This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:
•	in the age-qualified properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial markets volatility;

•	in the all-age properties, results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing, and competition from alternative housing options including site-built single-family housing;

•	our ability to maintain rental rates and occupancy with respect to properties currently owned or pending acquisitions;

•	our assumptions about rental and home sales markets;

•	the completion of pending acquisitions and timing with respect thereto;

•	ability to obtain financing or refinance existing debt;

•	the effect of interest rates;

•	whether we will consolidate Privileged Access and the effects on our financials if we do so; and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.
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

Item 8. Financial Statements and Supplementary Data
     See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, maintains a system of disclosure controls and procedures, designed to provide reasonable assurance that information the Company is required to disclose in the reports that the Company files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
     The Company’s management with the participation of the Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation as of the end of the period covered by this annual report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under.
Changes in Internal Control Over Financial Reporting
     There were no material changes to the Company’s internal controls over financial reporting during the quarter ended December 31, 2007.
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
     Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by the Company’s independent registered public accounting firm, as stated in their report on Page F-2 of the Consolidated Financial Statements.

Item 9B. Other Information
     Pursuant to the authority granted in the Stock Option and Award Plan, in November 2007 the Compensation Committee approved the annual award of stock options to be granted to the Chairman of the Board, the Compensation Committee Chairperson and Lead Director, the Executive Committee Chairperson, and the Audit Committee Chairperson and Audit Committee Financial Expert on January 31, 2008 for their services rendered in 2007. On January 31, 2008, Mr. Samuel Zell was awarded options to purchase 100,000 shares of common stock for services rendered as Chairman of the Board; Mrs. Sheli Rosenberg was awarded options to purchase 25,000 shares of common stock, which she elected to receive as 5,000 shares of restricted common stock, for services rendered as Lead Director and Chairperson of the Compensation Committee; Mr. Howard Walker was awarded options to purchase 15,000 shares of common stock, for services rendered as Chairperson of the Executive Committee; and Mr. Philip Calian was awarded options to purchase 15,000 shares of common stock, which he elected to receive as 3,000 shares of restricted common stock, for services rendered as Audit Committee Financial Expert and Audit Committee Chairperson. One-third of the options to purchase common stock and the shares of restricted common stock covered by these awards vests on each of December 31, 2008, December 31, 2009 and December 31, 2010.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by Item 10 will be contained in the 2008 Proxy Statement, and thus this Part has been omitted in accordance with General Instruction G(3) to Form 10-K.
Items 11, 12, 13 and 14.
Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, and Principal Accountant Fees and Services
     The information required by Item 11, Item 12, Item 13 and Item 14 will be contained in the 2008 Proxy Statement, and thus this Part has been omitted in accordance with General Instruction G(3) to Form 10-K.

PART IV
Item 15. Exhibits and Financial Statements Schedules
     1. Financial Statements
See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.
     2. Financial Statement Schedules
See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.
     3. Exhibits:

2(a)	Admission Agreement between Equity Financial and Management Co., Manufactured Home Communities, Inc. and MHC Operating Partnership

3.1(p)	Amended and Restated Articles of Incorporation of Equity Lifestyle Properties, Inc. effective May 15, 2007

3.4(r)	Second Amended and Restated Bylaws effective August 8, 2007

3.5(k)	Amended and Restated Articles Supplementary of Equity LifeStyle Properties, Inc. effective March 16, 2005

3.6(k)	Articles Supplementary of Equity LifeStyle Properties, Inc. effective June 23, 2005

4	Not applicable

9	Not applicable

10.3(b)	Agreement of Limited Partnership of MHC-De Anza Financing Limited Partnership

10.4(c)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996

10.5(l)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

10.10(d)	Form of Manufactured Home Communities, Inc. 1997 Non-Qualified Employee Stock Purchase Plan

10.11(g)	Amended and Restated Manufactured Home Communities, Inc. 1992 Stock Option and Stock Award Plan effective March 23, 2001

10.12(f)	$110,000,000 Amended, Restated and Consolidated Promissory Note (DeAnza Mortgage) dated June 28, 2000

10.19(h)	Agreement of Plan of Merger (Thousand Trails), dated August 2, 2004

10.20(h)	Amendment No. 1 to Agreement of Plan of Merger (Thousand Trails), dated September 30, 2004

10.21(h)	Amendment No. 2 to Agreement of Plan of Merger (Thousand Trails), dated November 9, 2004

10.22(h)	Thousand Trails Lease Agreement, dated November 10, 2004

10.27(n)	Credit Agreement ($225 million Revolving Facility) dated June 29, 2006

10.28(n)	Second Amended and Restated Loan Agreement ($50 million Revolving Facility) dated July 14, 2006

10.29(m)	Amended and Restated Thousand Trails Lease Agreement dated April 14, 2006

10.30(m)	Option Agreement (Thousand Trails) dated April 14, 2006

10.31(m)	Amendment No. 3 to Agreement and Plan of Merger (Thousand Trails) dated April 14, 2006

10.33(o)	Amendment of Non-Qualified Employee Stock Purchase Plan dated May 3, 2006

10.34(o)	Form of Indemnification Agreement

10.35(q)	Equity LifeStyle Properties, Inc. Long-Term Cash Incentive Plan dated May 15, 2007

10.36(q)	Equity LifeStyle Properties, Inc. Long-Term Cash Incentive Plan — Form of 2007 Award Agreement dated May 15, 2007

10.37(s)	Credit Agreement ($400 million Revolving Facility) dated September 21, 2007

10.38(s)	Second Amendment and Restated Loan Agreement ($20 million Revolving Facility) dated September 21, 2007

10.39(t)	Second Amended and Restated Lease Agreement dated as of January 1, 2008 by and between Thousand Trails Operations Holding Company, L.P. and MHC TT Leasing Company, Inc.

10.40(t)	Amended and Restated Option Agreement dated as of January 1, 2008, is by and among Privileged Access, LP, a Delaware limited partnership, PATT Holding Company, LLC, a Delaware limited liability company, Outdoor World Resorts, LLC, a Delaware limited liability company, PA-Trails Plus, LLC, a Delaware limited liability company, and Mid-Atlantic Resorts, LLC, a Delaware and MHC T1000 Trust, a Maryland real estate investment trust.

10.41(t)	Employment Agreement dated as of January 1, 2008 by and between Joe McAdams and Equity LifeStyle Properties, Inc.

11	Not applicable

12(u)	Computation of Ratio of Earnings to Fixed Charges

13	Not applicable

14(o)	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated July 2006

16	Not applicable
18	Not applicable

21(u)	Subsidiaries of the registrant

22	Not applicable

23(u)	Consent of Independent Registered Public Accounting Firm

24.1(u)	Power of Attorney for Philip C. Calian dated February 19, 2008

24.2(u)	Power of Attorney for Howard Walker dated February 20, 2008

24.3(u)	Power of Attorney for Thomas E. Dobrowski dated February 19, 2008

24.4(u)	Power of Attorney for Gary Waterman dated February 22, 2008

24.5(u)	Power of Attorney for Donald S. Chisholm dated February 18, 2008

24.6(u)	Power of Attorney for Sheli Z. Rosenberg dated February 24, 2008

24.7(u)	Power of Attorney for Sam Zell dated February 18, 2008

31.1(u)	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2(u)	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1(u)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2(u)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

The following documents are incorporated herein by reference.

(a)	Included as an exhibit to the Company’s Form S-11 Registration Statement, File No. 33-55994

(b)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 1994

(c)	Included as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 1996

(d)	Included as Exhibit A to the Company’s definitive Proxy Statement dated March 28, 1997, relating to Annual Meeting of Stockholders held on May 13, 1997

(e)	Included as an exhibit to the Company’s Form S-3 Registration Statement, filed November 12, 1999 (SEC File No. 333-90813)

(f)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2000

(g)	Included as Appendix A to the Company’s Definitive Proxy Statement dated March 30, 2001

(h)	Included as an exhibit to the Company’s Report on Form 8-K dated November 16, 2004

(i)	Included as an exhibit to the Company’s Report on Form 8-K dated November 22, 2004

(j)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2004

(k)	Included as an exhibit to the Company’s Report on Form 10-Q dated June 30, 2005

(l)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2005

(m)	Included as an exhibit to the Company’s Report on Form 8-K dated April 14, 2006

(n)	Included as an exhibit to the Company’s Report on Form 10-Q dated June 30, 2006

(o)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2006

(p)	Included as an exhibit to the Company’s Report on Form 8-K dated May 18, 2007

(q)	Included as an exhibit to the Company’s Report on Form 8-K dated May 15, 2007

(r)	Included as an exhibit to the Company’s Report on Form 8-K dated August 8, 2007

(s)	Included as an exhibit to the Company’s Report on Form 8-K dated September 21, 2007

(t)	Included as an exhibit to the Company’s Report on Form 8-K dated January 4, 2008

(u)	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation
Date: February 28, 2008	By:	/s/ Thomas P. Heneghan
Thomas P. Heneghan
Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2008	By:	/s/ Michael B. Berman
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

Name	Title	Date

/s/ Thomas P. Heneghan Thomas P. Heneghan	Chief Executive Officer and Director *Attorney-in-Fact	February 28, 2008

/s/ Michael B. Berman	Executive Vice President and Chief Financial Officer	February 28, 2008
Michael B. Berman	*Attorney-in-Fact

* Samuel Zell Samuel Zell	Chairman of the Board	February 28, 2008

*Howard Walker	Vice-Chairman of the Board	February 28, 2008
Howard Walker

*Philip C. Calian	Director	February 28, 2008
Philip C. Calian

*Donald S. Chisholm Donald S. Chisholm	Director	February 28, 2008

*Thomas E. Dobrowski Thomas E. Dobrowski	Director	February 28, 2008

* Sheli Z. Rosenberg Sheli Z. Rosenberg	Director	February 28, 2008

*Gary Waterman Gary Waterman	Director	February 28, 2008

INDEX TO FINANCIAL STATEMENTS
EQUITY LIFESTYLE PROPERTIES, INC.

Page

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-5 and F-6
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-8 and F-9
Notes to Consolidated Financial Statements	F-10
Schedule II — Valuation and Qualifying Accounts	S-1
Schedule III — Real Estate and Accumulated Depreciation	S-2
Certain schedules have been omitted, as they are not applicable to the Company.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.
We have audited Equity Lifestyle Properties, Inc’s (“Equity Lifestyle Properties” or the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity Lifestyle Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Equity Lifestyle Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, other comprehensive (loss) income and cash flows for each of the three years in the period ended December 31, 2007, and the financial statement schedules listed in the Index at Item 15, of Equity Lifestyle Properties, Inc., and our report dated February 25, 2008, expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
February 25, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.
We have audited the accompanying consolidated balance sheets of Equity Lifestyle Properties, Inc. (“Equity Lifestyle Properties” or the “Company”), as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Lifestyle Properties at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Lifestyle Properties’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Chicago, Illinois
February 25, 2008

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of December 31, 2007 and 2006
(amounts in thousands, except for share data)

	December 31,	December 31,
	2007	2006

Assets
Investment in real estate:
Land	$541,000	$531,302
Land improvements	1,700,888	1,664,964
Buildings and other depreciable property	154,227	141,194

	2,396,115	2,337,460
Accumulated depreciation	(494,211)	(435,809)

Net investment in real estate	1,901,904	1,901,651
Cash and cash equivalents	5,785	1,605
Notes receivable, net	10,954	22,045
Investment in joint ventures	4,569	14,718
Rents receivable, net	1,156	1,294
Deferred financing costs, net	12,142	14,799
Inventory, net	63,526	70,091
Escrow deposits and other assets	33,659	29,628

Total Assets	$2,033,695	$2,055,831

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$1,556,392	$1,586,012
Unsecured lines of credit	103,000	131,200
Accrued payroll and other operating expenses	34,617	30,936
Accrued interest payable	9,164	9,066
Rents received in advance and security deposits	37,274	36,454
Distributions payable	4,531	2,251

Total Liabilities	1,744,978	1,795,919

Commitments and contingencies

Minority interests — Common OP Units and other	17,776	12,794
Minority interests — Perpetual Preferred OP Units	200,000	200,000

Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 100,000,000 and 50,000,000 shares authorized for 2007 and 2006, respectively; 24,348,517 and 23,928,652 shares issued and outstanding for 2007 and 2006, respectively	236	229
Paid-in capital	310,803	304,483
Distributions in excess of accumulated earnings	(240,098)	(257,594)

Total stockholders’ equity	70,941	47,118

Total Liabilities and Stockholders’ Equity	$2,033,695	$2,055,831

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005
(amounts in thousands, except per share data)

	2007	2006	2005

Property Operations:
Community base rental income	$236,933	$225,815	$213,280
Resort base rental income	102,372	89,925	74,371
Utility and other income	36,849	30,643	27,367

Property operating revenues	376,154	346,383	315,018
Property operating and maintenance	127,342	116,179	103,832
Real estate taxes	27,429	26,246	24,671
Property management	18,385	17,079	15,919

Property operating expenses (exclusive of depreciation shown separately below)	173,156	159,504	144,422

Income from property operations	202,998	186,879	170,596

Home Sales Operations:
Gross revenues from inventory home sales	33,333	61,247	66,014
Cost of inventory home sales	(30,713)	(54,498)	(57,471)

Gross profit from inventory home sales	2,620	6,749	8,543
Brokered resale revenues, net	1,528	2,129	2,714
Home selling expenses	(7,555)	(9,836)	(8,838)
Ancillary services revenues, net	2,436	3,027	2,227

(Loss) income from home sales operations & other	(971)	2,069	4,646

Other Income (Expenses):
Interest income	1,732	1,975	1,406
Income from other investments, net	22,476	20,102	16,609
General and administrative	(15,591)	(12,760)	(13,624)
Rent control initiatives	(2,657)	(1,157)	(1,081)
Interest and related amortization	(103,070)	(103,161)	(100,712)
Loss on early debt retirement	—	—	(20,630)
Depreciation on corporate assets	(437)	(410)	(804)
Depreciation on real estate assets	(63,554)	(60,276)	(55,608)

Total other expenses, net	(161,101)	(155,687)	(174,444)

Income before minority interests, equity in income of unconsolidated joint ventures, and discontinued operations	40,926	33,261	798

(Income) loss allocated to Common OP Units	(5,322)	(4,267)	1,329
Income allocated to Perpetual Preferred OP Units	(16,140)	(16,138)	(13,974)
Equity in income of unconsolidated joint ventures	2,696	3,583	6,508

Income (loss) before discontinued operations	22,160	16,439	(5,339)

Discontinued Operations:
Discontinued operations	289	520	1,927
Depreciation on discontinued operations	—	(84)	(410)
Gain (loss) on sale of discontinued real estate	12,036	(192)	2,279
Minority interests on discontinued operations	(2,383)	(51)	(790)

Income from discontinued operations	9,942	193	3,006

Net income (loss) available for Common Shares	$32,102	$16,632	$(2,333)

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2007, 2006 and 2005
(amounts in thousands, except per share data)

	2007	2006	2005

Earnings per Common Share — Basic:
Income (loss) from continuing operations	$0.92	$0.70	$(0.23)

Income from discontinued operations	$0.41	$0.01	$0.13

Net income (loss) available for Common Shares	$1.33	$0.71	$(0.10)

Earnings per Common Share — Fully Diluted:
Income (loss) from continuing operations	$0.90	$0.68	$(0.23)

Income from discontinued operations	$0.41	$0.01	$0.13

Net income (loss) available for Common Shares	$1.31	$0.69	$(0.10)

Distributions declared per Common Share outstanding	$0.60	$0.30	$0.10

Tax status of Common Shares distributions deemed paid during the year:
Ordinary income	$0.60	$0.30	$0.10

Long-term capital gain	$—	$—	$—

Unrecaptured section 1250 gain	$—	$—	$—

Weighted average Common Shares outstanding — basic	24,089	23,444	23,081

Weighted average Common Shares outstanding — fully diluted	30,414	30,241	29,366

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Stockholders’ Equity
For The Years Ended December 31, 2007, 2006 and 2005
(amounts in thousands)

	2007	2006	2005
Preferred stock, $.01 par value	$—	$—	$—

Common stock, $.01 par value
Balance, beginning of year	$229	$226	$224
Issuance of common stock through exercise of options	7	3	$2

Balance, end of year	$236	$229	$226

Paid — in capital
Balance, beginning of year	$304,483	$299,444	$294,304
Conversion of OP Units to common stock	655	211	236
Issuance of common stock through exercise of options	2,577	2,741	2,785
Issuance of common stock through employee stock purchase plan	1,183	1,074	1,397
Compensation expense related to stock options and restricted stock	4,268	3,122	2,853
Repurchase of common stock	(883)	(926)	(692)
Issuance costs	—	(15)	(119)
Adjustment for Common OP Unitholders in the Operating Partnership	(1,480)	(1,168)	(1,320)

Balance, end of year	$310,803	$304,483	$299,444

Deferred compensation
Balance, beginning of year	$—	$—	$(166)
Recognition of deferred compensation expense	—	—	166

Balance, end of year	$—	$—	$—

Distributions in excess of accumulated comprehensive earnings
Balance, beginning of year	$(257,594)	$(267,154)	$(262,518)

Net income (loss)	32,102	16,632	(2,333)

Comprehensive income (loss)	32,102	16,632	(2,333)

Distributions	(14,606)	(7,072)	(2,303)

Balance, end of year	$(240,098)	$(257,594)	$(267,154)

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005
(amounts in thousands)

	2007	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$32,101	$16,632	$(2,333)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Income allocated to minority interests	23,845	20,456	13,435
Early debt retirement	—	—	20,630
(Gain) loss on sale of properties and other	(12,036)	192	(2,279)
Gain on sale of investment	—	(914)	—
Depreciation expense	65,419	62,581	58,782
Amortization expense	2,894	2,795	2,849
Debt premium amortization	(1,608)	(1,477)	(2,484)
Equity in income of unconsolidated joint ventures	(4,123)	(5,494)	(8,468)
Distributions from unconsolidated joint ventures	5,052	3,449	5,760
Amortization of stock-related compensation	4,268	3,122	3,019
Accrued long term incentive plan compensation	685	—	—
Hurricane asset write down	—	—	968
Increase (decrease) in provision for uncollectible rents receivable	269	(294)	149
Increase (decrease) in inventory reserve	250	—	(27)
(Decrease) in provision for notes receivable	—	—	(169)
Changes in assets and liabilities:
Rents receivable	(152)	(147)	(236)
Inventory	4,516	(8,059)	(8,521)
Escrow deposits and other assets	(1,244)	229	1,610
Accrued payroll and other operating expenses	82	2,188	4,882
Rents received in advance and security deposits	2,573	4,198	2,759

Net cash provided by operating activities	122,791	99,457	90,326

Cash Flows From Investing Activities
Acquisition of rental properties	(24,774)	(35,283)	(38,753)
Proceeds from disposition of rental properties	23,261	—	6,280
Proceeds from disposition of investment	—	9,000	—
Tax-deferred exchange deposit	(2,294)	—	—
Joint Ventures:
Investments in	(3,656)	(2,734)	(7,709)
Distributions from	152	1,647	5,557
Net repayments (borrowings) of notes receivable	11,091	(7,511)	1,306
Improvements:
Corporate	(618)	(252)	(831)
Rental properties	(15,970)	(14,605)	(15,901)
Site development costs	(12,796)	(17,348)	(16,195)

Net cash used in investing activities	(25,604)	(67,086)	(66,246)

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005
(amounts in thousands)

	2007	2006	2005
Cash Flows From Financing Activities
Net proceeds from stock options and employee stock purchase plan	3,734	3,818	4,183
Proceeds from issuance of Perpetual Preferred OP Units	—	—	75,000
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(32,013)	(23,575)	(16,632)
Stock repurchase and Unit redemption	(883)	(926)	(973)
Issuance costs	—	—	(119)
Lines of credit:
Proceeds	126,200	193,600	175,300
Repayments	(154,400)	(200,100)	(253,400)
Term loan repayment	—	—	(20,000)
Principal repayments on disposition	(1,992)	—	—
Principal payments and mortgage debt payoff	(16,169)	(16,751)	(340,699)
New financing proceeds	—	14,247	370,520
Early debt retirement	(17,174)	—	(18,250)
Debt issuance costs	(310)	(1,689)	(3,705)

Net cash used in financing activities	(93,007)	(31,376)	(28,775)

Net increase (decrease) in cash and cash equivalents	4,180	995	(4,695)
Cash and cash equivalents, beginning of year	1,605	610	5,305

Cash and cash equivalents, end of year	$5,785	$1,605	$610

Supplemental Information:
Cash paid during the period for interest	$101,206	$103,368	$97,638
Non-cash investing and financing activities:
Real estate acquisition and disposition
Mortgage debt assumed and financed on acquisition of real estate	8,528	85,832	53,517
Mezzanine and joint venture investments applied to real estate acquisition	11,297	32,716	—
Other assets and liabilities, net, acquired on acquisition of real estate	932	2,295	2,161
SERP termination	—	—	7,108
Proceeds from loan to pay insurance premiums	4,344	3,638	2,404
The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 1 — Organization of the Company and Basis of Presentation
     Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”), is referred to herein as the “Company,” “ELS,” “we,” “us,” and “our.” The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). We believe that we have qualified for taxation as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control and we cannot provide any assurance that the IRS will agree with our analysis. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income computed without regard to our deduction for dividends paid and our net capital gain. The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT qualification. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT qualification.
     If we fail to qualify as a REIT, we would be subject to U.S. federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain foreign, state and local taxes on its income and property and U.S. federal income and excise taxes on its undistributed income.
     The operations of the Company are conducted primarily through the Operating Partnership. The Company contributed the proceeds from its initial public offering and subsequent offerings to the Operating Partnership for a general partnership interest. In 2004, the general partnership interest was contributed to MHC Trust, a private REIT subsidiary owned by the Company. The financial results of the Operating Partnership and the Subsidiaries are consolidated in the Company’s consolidated financial statements. In addition, since certain activities, if performed by the Company, may cause us to earn income which is not qualifying for the REIT gross income tests, the Company has formed taxable REIT subsidiaries, as defined in the Code, to engage in such activities.
     Several Properties acquired are wholly-owned by taxable REIT subsidiaries of the Company. In addition, Realty Systems, Inc. (“RSI”) is a wholly-owned taxable REIT subsidiary of the Company that is engaged in the business of purchasing, selling and leasing homes that are located in Properties owned and managed by the Company. RSI also provides brokerage services to customers at such Properties. Typically, customers move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the homes. RSI also leases inventory homes to prospective customers with the expectation that the tenant eventually will purchase the home. Subsidiaries of RSI also lease from the Operating Partnership certain real property within or adjacent to certain Properties consisting of golf courses, pro shops, stores and restaurants.
     The limited partners of the Operating Partnership (the “Common OP Unitholders”) receive an allocation of net income that is based on their respective ownership percentage of the Operating Partnership that is shown on the Consolidated Financial Statements as Minority Interests — Common OP Units. As of December 31, 2007, the Minority Interests — Common OP Units represented 5,836,043 units of limited partnership interest (“OP Units”) which are convertible into an equivalent number of shares of the Company’s common stock. The issuance of additional shares of common stock or common OP Units changes the respective ownership of the Operating Partnership for both the Minority Interests and the Company.

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
     The Company has applied the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) — an interpretation of ARB 51. The objective of FIN 46R is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company has also applied Emerging Issues Task Force 04-5 — Accounting for investments in limited partnerships when the investor is the sole general partner and the limited partners have certain rights (“EITF 04-5”) which determines whether a general partner or the general partners as a group controls a limited partnership or similar entity and therefore should consolidate the entity. The Company will apply FIN 46R and EITF 04-5 to all types of entity ownership (general and limited partnerships and corporate interests).
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
     As of December 31, 2007, the Bar Harbor joint venture has been consolidated with the operations of the Company as the Company has determined that as of December 31, 2007 we are the primary beneficiary by applying the standards of FIN 46R.
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
(d) Inventory
     Inventory consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Inventory is recorded net of an inventory reserve as of December 31, 2007 and December 31, 2006 of $0.8 million and $0.6 million, respectively. The expense for the inventory reserve is included in the cost of home sales in our Consolidated Statements of Operations. Resale revenues are stated net of commissions paid to employees of $0.8 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively. (See Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-K)

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 2 — Summary of Significant Accounting Policies (continued)
(e) Real Estate
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
     Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We use a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. The values of above-and below-market leases are amortized and recorded as either an increase (in the case of below market-leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term, which includes an estimated probability of lease renewal. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred, and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized and then expensed over the asset’s estimated useful life.
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
     For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time the Company has a commitment to sell the Property and/or is actively marketing the Property for sale. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded. The Company accounts for its Properties held for disposition in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Accordingly, the results of operations for all assets sold or held for sale after January 1, 2003 have been classified as discontinued operations in all periods presented.
(f) Cash and Cash Equivalents
     We consider all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents.
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
(i) Income from Other Investments, net
     Income from other investments, net includes revenue relating to the Company’s ground leases with Privileged Access L.P. (“Privileged Access”) of $20.6 million and $17.9 million for the years ended December 31, 2007 and 2006, respectively. Privileged Access leases approximately 24,100 membership campground sites at 81 of the Company’s Properties. The leases are subject to annual CPI increases and have a remaining term of approximately 12 years (see Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-K). In 2007, income from other investments, net also includes a one-time gain of approximately $1.1 million earned in connection with a 2005 defeasance transaction.
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
     Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during August and September 2004. As of February 19, 2008, the Company estimates its total claim to be $21.8 million, of which approximately $21.5 million of claims, including business interruption, have been submitted to its insurance companies for reimbursement. Through December 31, 2007, the Company has made total expenditures of approximately $17.4 million and expects to incur additional expenditures to complete the work necessary to restore the Properties to their pre-hurricanes condition. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $6.8 million of these expenditures have been capitalized per the Company’s capitalization policy through December 31, 2007.
     The Company has received proceeds from insurance carriers of approximately $7.9 million through December 31, 2007. The proceeds were accounted for in accordance with the Statement of Financial Accounting Standards No.5, “Accounting for Contingencies” (“SFAS No. 5”). Approximately $0.6 million has been recognized as a gain on insurance recovery, which is net of approximately $0.2 million of contingent legal fees and included in income from other investments, net, as of December 31, 2007. The receivable from insurance providers included in other assets of approximately $1.5 million as of December 31, 2006, was collected in full during 2007.
     On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. See Note 18 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further discussion of this lawsuit
(k) Fair Value of Financial Instruments
     The Company’s financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, and mortgage notes payable. The fair values of all financial instruments, including notes receivable, were not materially different from their carrying values at December 31, 2007 and 2006.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 2 — Summary of Significant Accounting Policies (continued)
(l) Deferred Financing Costs, net
     Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the lines of credit, unamortized deferred financing fees are accounted for in accordance with, Emerging Issues Task Force No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF No. 98-14”). Accumulated amortization for such costs was $10.3 million and $9.4 million at December 31, 2007 and 2006, respectively.
(m) Revenue Recognition
     The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We will reserve for receivables when we believe the ultimate collection is less than probable. Our provision for uncollectible rents receivable was approximately $1.2 million and $0.9 million as of December 31, 2007 and December 31, 2006, respectively. Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered; the purchaser has accepted the home and title has transferred.
(n) Minority Interests
     Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. Such ownership percentage is calculated by dividing the number of common OP Units held by the Common OP Unitholders (5,836,043 and 6,090,068 at December 31, 2007 and 2006, respectively) by the total OP Units held by the Common OP Unitholders and the Company. Issuance of additional shares of common stock or common OP Units changes the percentage ownership of both the Minority Interests and the Company. Due in part to the exchange rights (which provide for the conversion of common OP Units into shares of common stock on a one-for-one basis), such transactions and the proceeds there from are treated as capital transactions and result in an allocation between stockholders’ equity and Minority Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.
(o) Income Taxes
     Due to the structure of the Company as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT. However, the Company may be subject to certain foreign, state and local income, excise or franchise taxes. The Company paid federal, foreign, state and local taxes of approximately $369,000 and $261,000 during the years ended December 31, 2007 and 2006, respectively, which includes taxes payable from activities managed through taxable REIT subsidiaries. As of December 31, 2007, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $1.5 billion and $11.1 million, respectively.
     The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 “Accounting for Income Taxes,” on January 1, 2007. The adoption of FIN 48 resulted in no impact to the Company’s consolidated financial statements. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.
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

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 2 — Summary of Significant Accounting Policies (continued)
(q) Stock Compensation
     The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method described in FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). The Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”) on July 1, 2005, which did not have a material impact on the Company’s results of operations or its financial position. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees (see Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-K).
(r) Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. The Statement seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheet and Consolidated Income Statement. SFAS No. 160 is effective January 1, 2009 with early adoption prohibited. The Company does not expect the adoption of SFAS No. 160 will have a material effect on the financial position of the Company.
     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R replaces FASB Statement No. 141 but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (also known as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R replaces, with limited exceptions as specified in the Statement, the cost allocation process in SFAS No. 141 with a fair value based allocation process. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The Company has not yet determined the impact, if any, that SFAS No. 141R will have on its consolidated financial statements.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The adoption of SFAS No. 159 is optional and the Company plans to evaluate the potential adoption in 2008.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company does not expect the adoption of SFAS No. 157 will have a material effect on its financial statements.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 2 — Summary of Significant Accounting Policies (continued)
     In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 resulted in no impact to the Company’s consolidated financial statements. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.
(s) Reclassifications
     Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation. This reclassification had no material effect on the consolidated balance sheets or statement of operations of the Company.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 3 — Earnings Per Common Share
     Earnings per common share are based on the weighted average number of common shares outstanding during each year. Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”) defines the calculation of basic and fully diluted earnings per share. Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year and basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. The conversion of OP Units has been excluded from the basic earnings per share calculation. The conversion of an OP Unit to a share of common stock has no effect on earnings per common share.
     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands):

	Years Ended December 31,
	2007	2006	2005
Numerators:
Income (Loss) from Continuing Operations:
Income (loss) from continuing operations — basic	$22,160	$16,439	$(5,339)
Amounts allocated to dilutive securities	5,322	4,267	(1,329)

Income (loss) from continuing operations — fully diluted	$27,482	$20,706	$(6,668)

Income from Discontinued Operations:
Income from discontinued operations — basic	$9,942	$193	$3,006
Amounts allocated to dilutive securities	2,383	51	790

Income from discontinued operations — fully diluted	$12,325	$244	$3,796

Net Income (Loss) Available for Common Shares:
Net income (loss) available for Common Shares — basic	$32,102	$16,632	$(2,333)
Amounts allocated to dilutive securities	7,705	4,318	(539)

Net income (loss) available for Common Shares — fully diluted	$39,807	$20,950	$(2,872)

Denominator:
Weighted average Common Shares outstanding — basic	24,089	23,444	23,081
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	5,870	6,165	6,285
Employee stock options and restricted shares	455	632	—

Weighted average Common Shares outstanding — fully diluted	30,414	30,241	29,366

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 4 — Common Stock and Other Equity Related Transactions
     On May 18, 2007 the stockholders approved the increase of authorized common stock from 50,000,000 to 100,000,000.
     The following table presents the changes in the Company’s outstanding common stock for the years ended December 31, 2007, 2006 and 2005 (excluding OP Units of 5,836,043, 6,090,068 and 6,207,471 outstanding at December 31, 2007, 2006 and 2005, respectively):

	2007	2006	2005
Shares outstanding at January 1,	23,928,652	23,479,753	23,113,356
Common stock issued through conversion of OP Units	254,025	117,403	133,334
Common stock issued through exercise of options	143,841	155,031	187,822
Common stock issued through stock grants	18,000	170,500	22,500
Common stock issued through Employee Stock Purchase Plan	22,820	23,605	37,608
Common stock repurchased and retired	(18,821)	(17,640)	(14,867)

Shares outstanding at December 31,	24,348,517	23,928,652	23,479,753

     As of December 31, 2007 and 2006, the Company’s percentage ownership of the Operating Partnership was approximately 80.6% and 79.7%, respectively. The remaining approximately 19.4% and 20.3%, respectively, was owned by the Common OP Unitholders.
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
     The following regular quarterly distributions have been declared and paid to common stockholders and Minority Interests since January 1, 2005:

Distribution
Amount Per	For the Quarter	Stockholder
Share	Ending	Record Date	Payment Date
$0.0250	March 31, 2005	March 25, 2005	April 8, 2005
$0.0250	June 30, 2005	June 24, 2005	July 8, 2005
$0.0250	September 30, 2005	September 30, 2005	October 14, 2005
$0.0250	December 31, 2005	December 30, 2005	January 13, 2006

$0.0750	March 31, 2006	March 31, 2006	April 14, 2006
$0.0750	June 30, 2006	June 30, 2006	July 14, 2006
$0.0750	September 30, 2006	September 29, 2006	October 13, 2006
$0.0750	December 31, 2006	December 29, 2006	January 12, 2007

$0.1500	March 31, 2007	March 30, 2007	April 13, 2007
$0.1500	June 30, 2007	June 29, 2007	July 13, 2007
$0.1500	September 30, 2007	September 28, 2007	October 12, 2007
$0.1500	December 31, 2007	December 28, 2007	January 11, 2008

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 4 — Common Stock and Other Equity Related Transactions (continued)
     The Company adopted, the 1997 Non-Qualified Employee Stock Purchase Plan (“ESPP”). Pursuant to the ESPP in July 1997 as amended on May 3, 2007, certain employees and directors of the Company may each annually acquire up to $250,000 of common stock of the Company. The aggregate number of shares of common stock available under the ESPP shall not exceed 1,000,000, subject to adjustment by the Company’s Board of Directors. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period; and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2007 and 2006 were 21,677 and 22,620, respectively.
Note 5 — Investment in Real Estate
     Investment in Real Estate is comprised of (amounts in thousands):

	December 31,	December 31,
Properties Held for Long Term	2007	2006
Investment in real estate:
Land	$538,723	$525,969
Land improvements	1,690,784	1,642,234
Buildings and other depreciable property	153,671	140,042

	2,383,178	2,308,245
Accumulated depreciation	(490,108)	(426,215)

Net investment in real estate	$1,893,070	$1,882,030

	December 31,	December 31,
Properties Held for Sale	2007	2006
Investment in real estate:
Land	$2,277	$5,333
Land improvements	10,104	22,730
Buildings and other depreciable property	556	1,152

	12,937	29,215
Accumulated depreciation	(4,103)	(9,594)

Net investment in real estate	$8,834	$19,621

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, and furniture, fixtures and equipment.
All acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be made within one year following the acquisitions. We acquired all of these Properties from unaffiliated third parties. During the years ended December 31, 2007, 2006 and 2005, the Company acquired the following Properties (amounts in millions, except site information):

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 5 — Investment in Real Estate (continued)
     1) During the year ended December 31, 2007, we acquired the following Properties:

Closing Date	Property	Location	Total Sites	Real Estate	Debt		Net Equity

January 29, 2007	Mesa Verde (a)	Yuma, AZ	345	$5.9	$3.5		$2.4
June 27, 2007	Winter Garden (a)	Winter Garden, FL	350	10.9	4.0		6.9
August 3, 2007	Pine Island	St. James City, FL	363	6.5	—		6.5
September 26, 2007	Santa Cruz RV Ranch	Scotts Valley, CA	106	5.5	—		5.5
October 11, 2007	Tuxbury Resort	Amesbury, MA	305	7.3	1.1	(b)	6.1

(a)	Purchased remaining 75% interest in the two Diversified Investments joint venture Properties above, in which we had an existing 25% joint venture ownership interest of $0.7 million. The gross purchase price for Mesa Verde includes $0.3 million in prepaid rent.

(b)	Net of approximately $0.1 million of market-to-market adjustment.
Investment in real estate also increased due to the consolidation of the Bar Harbor joint venture as of December 31, 2007. (See Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-K)
     2) During the year ended December 31, 2006, we acquired the following Properties:

Closing Date	Property	Location	Total Sites	Real Estate	Debt	Net Equity

March 22, 2006	Mezzanine Portfolio (a)	Various (11 Properties)	5,057	$105.0	$73.0	$0.0
April 14, 2006	Thousand Trails Portfolio (b)	Various (2 Properties)	624	10.0	—	10.0
April 25, 2006	Mid-Atlantic Portfolio (c)	Various (7 Properties)	1,594	14.3	—	5.0
June 13, 2006	Tranquil Timbers (d)	Door County, WI	270	2.8	—	2.8
December, 2006	Diversified Portfolio (e)	Various (4 Properties)	1,660	20.5	12.8	7.7
December 15, 2006	Outdoor World Portfolio (f)	Various (15 Properties)	3,962	10.1	—	10.1

(a)	Purchased remaining interest in the Mezzanine Portfolio in which we had initially invested approximately $30.0 million to acquire preferred equity interests during the first quarter of 2004. The purchase price of $105.0 million included our existing investment of $32.2 million and our general partner investment of $1.4 million. Net working capital acquired included $3.2 million of rents received in advance and $0.4 million in other net payables. In connection with this acquisition we purchased $1.9 million of inventory. The acquisition was funded by new debt financing of $47.1 million and assumed debt of approximately $25.9 million.

(b)	The purchase price includes certain personal property acquired from Privileged Access located throughout the Thousand Trails Portfolio. The Company leased back these Properties to Privileged Access.

(c)	The portfolio was acquired in exchange for $5.0 million in cash, and two Properties previously held for sale, located in Indiana. The Company provided short-term seller financing of $3.4 million at the time of closing which was repaid in full on August 21, 2006. Net working capital acquired included $0.6 million of rents received in advance. The Company leased all 1,594 sites in the portfolio to Privileged Access.

(d)	Net working capital acquired included approximately $0.2 million of rents received in advance.

(e)	Purchased remaining 75% interest in four Diversified joint venture Properties in which we had an existing 25% joint venture ownership interest of $0.6 million. Net working capital acquired included $1.2 million of rents received in advance and $0.6 million of escrow deposits. A portion of the purchase price was funded by assumed debt of approximately $12.8 million.

(f)	The Company leased all 3,962 sites in the portfolio to Privileged Access.
     3) During the year ended December 31, 2005, we acquired the following Properties:

Closing Date	Property	Location	Total Sites	Real Estate (a)	Debt	Net Equity

June 20, 2005	San Francisco RV	Pacifica, CA	182	$6.6	$—	$6.6
August 12, 2005	Morgan Portfolio	Various (5 Properties)	2,929	69.1	53.5	15.6
September 15, 2005	Lake George Escape	Lake George, NY	576	14.2	—	14.2

(a)	The combined real estate investment in these Properties was approximately $89.9 million and was funded with money drawn from our lines of credit and debt assumed of $53.5 million. We also assumed approximately $5.4 million in escrow deposits and $4.0 million of rents received in advance as a result of these acquisitions.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 5 — Investment in Real Estate (continued)
     We actively seek to acquire additional Properties and currently are engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages which may include contracts to acquire certain Properties which are subject to satisfactory completion of our due diligence review.
     As of December 31, 2007, the Company has two Properties designated as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. As such, the results from operations of these two Properties, one Property sold in November 2007, one Property sold in July 2007, one Property sold in January 2007, and two Properties sold in April 2006 are classified as income from discontinued operations. The Properties classified as held for disposition as of December 31, 2007 are listed in the table below.

Property	Location	Sites
Casa Village	Billings, MT	490
Creekside	Wyoming, MI	165
     The remaining two Properties held for disposition were in various stages of negotiations and the Company expects to sell these Properties for proceeds greater than their net book value.
     During the three years ended December 31, 2007, the Company sold the following Properties. The operating results have been reflected in discontinued operations.
1)	On November 30, 2007, we sold Holiday Village, a 519-site all-age manufactured home Property in Sioux City, Iowa for approximately $2.6 million. A gain of sale of approximately $0.6 million was recognized in the fourth quarter of 2007.

2)	On July 6, 2007, the Company sold Del Rey, a 407-site manufactured home Property in Albuquerque, New Mexico, for proceeds of approximately $13.0 million and recognized a gain on sale of approximately $6.9 million. The proceeds were deposited in a tax-deferred exchange account and the proceeds were subsequently used for the acquisition of Pine Island and Tuxbury Resort discussed above.

3)	On January 10, 2007, the Company sold, Lazy Lakes, a 100-site resort Property in the Florida Keys for proceeds of approximately $7.7 million and recognized a gain on sale of approximately $4.6 million. The proceeds were deposited in a tax-deferred exchange account and were subsequently used for the acquisitions of Winter Garden and Mesa Verde discussed above.

4)	During the year ended December 31, 2006, we exchanged two Properties located in Indiana as part of the Mid-Atlantic Portfolio acquisition. A loss on sale of approximately $0.2 million was recorded during the second quarter of 2006.

5)	During the year ended December 31, 2005, we sold one Property located in Cedar Rapids, Iowa for a selling price of approximately $6.7 million. Net proceeds of approximately $6.3 million were used to repay amounts on our lines of credit. A gain on sale of approximately $2.3 million was recorded during the fourth quarter of 2005.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 5 — Investment in Real Estate (continued)
     The following table summarizes the combined results of operations of Properties held for sale or sold during the years ended December 31, 2007, 2006 and 2005 (amounts in thousands):

	2007	2006	2005
Rental income	$3,020	$3,920	$6,328
Utility and other income	243	341	593

Property operating revenues	3,263	4,261	6,921

Property operating expenses	1,972	2,696	3,905

Income from property operations	1,291	1,565	3,016

(Loss) income from home sales operations and other	(65)	15	(19)

Interest and amortization	(937)	(1,060)	(1,070)
Depreciation	—	(84)	(410)

Total other expenses	(937)	(1,144)	(1,480)

Gain (loss) on sale	12,036	(192)	2,279
Minority interest	(2,383)	(51)	(790)

Net income	$9,942	$193	$3,006

Note 6 — Investment in Joint Ventures
     During the year ended December 31, 2007, the Company invested approximately $2.7 million in developing one of the Bar Harbor joint venture Properties, which resulted in an increase of the Company’s ownership interest per the joint venture agreement. As of December 31, 2007, the Bar Harbor joint venture has been consolidated with the operations of the Company as the Company has determined that as of December 31, 2007 we are the primary beneficiary by applying the standards of FIN 46R. This consolidation has decreased the Company’s investment in joint venture approximately $11.1 million, with an offsetting increase in investment in real estate.
     During the year ended December 31, 2007, the Company received approximately $5.2 million in distributions from our joint ventures. $5.1 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $0.1 million were classified as a return of capital and were included in investing activities and were related to refinancings at three of our joint venture Properties. Approximately $2.5 million of the distributions received exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures.
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
     The following table summarizes the Company’s investment in unconsolidated joint ventures (with the number of Properties shown parenthetically for the years ended December 31, 2007 and 2006, respectively):

				Investment	Investment	JV Income	JV Income
		Number	Economic	as of	as of	period ended	period ended
Investment	Location	of Sites	Interest (a)	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2006
				(in thousands)	(in thousands)	(in thousands)	(in thousands)
Meadows	Various (2,2)	1,027	50%	$138	$660	$698	$820
Lakeshore	Florida (2,2)	342	90%	61	65	276	485
Other Investments	Various (11,13)	4,904	25%	4,371	5,373	2,228	2,150
Maine Portfolio (b)	Maine (0,3)	—	—	—	8,620	(505)	128

		6,273		$4,570	$14,718	$2,697	$3,583

(a)	The percentages shown approximate the Company’s economic interest as of December 31, 2007. The Company’s legal ownership interest may differ.

(b)	As of December 31, 2007, the Bar Harbor joint venture has been consolidated with the operations of the Company as the Company has determined that as of December 31, 2007 we are the primary beneficiary by applying the standards of FIN 46R.
Unconsolidated Real Estate Joint Venture Financial Information
     The following tables represent combined summarized financial information of the unconsolidated real estate joint ventures (dollars in thousands), and reflect the acquisition and disposition activity as discussed above.
Balance Sheets

	As of December 31,
	2007	2006
Assets
Real estate, net	$106,706	$101,180
Other assets	13,439	9,063

Total Assets	$120,145	$110,243

Liabilities
Mortgage debt & other loans	$118,663	$90,724
Other liabilities	13,914	10,108
Partners’ equity	(12,432)	9,411

Total Liabilities and Equity	$120,145	$110,243

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 6 — Investment in Joint Ventures (continued)
Statements of Operations

	Quarters Ended		Years Ended
	December 31,		December 31,
	2007	2006	2007	2006
Rentals	$5,196	$5,312	$22,371	$23,827
Other Income	1,181	1,361	4,426	6,121

Total Revenues	6,377	6,673	26,797	29,948

Operating Expenses	4,152	3,698	14,560	15,536
Interest	1,968	1,031	6,727	6,054
Other Expenses (Income)	911	(3,721)	(6,974)	(6,895)
Depreciation & Amortization	2,627	1,699	6,226	7,485

Total Expenses	9,658	2,707	20,539	22,180

Net Income	$(3,281)	$3,966	$6,258	$7,768

Note 7 — Inventory
     The following table sets forth Inventory as of the years ended December 31, 2007 and 2006 (amounts in thousands):

	December 31,	December 31,
	2007	2006
New homes (1)	$51,083	$56,872
Used homes (2)	10,912	10,501
Other	2,361	3,298

Total inventory (3)	64,356	70,671
Inventory reserve	(830)	(580)

Inventory net of reserves	$63,526	$70,091

(1)	Includes 860 and 915 new units for the years ended December 31, 2007 and 2006, respectively.

(2)	Includes 978 and 1,023 used units for the years ended December 31, 2007 and 2006, respectively.

(3)	Includes $0.3 million and $0.8 million in discontinued operations for the years ended December 31, 2007 and 2006, respectively.
     Included in the new and used manufactured homes inventory are approximately $20.5 million of homes that are being rented, generally on an annual basis, as of December 31, 2007.
Note 8 — Notes Receivable
     As of December 31, 2007 and December 31, 2006, the Company had approximately $11.0 million and $22.0 million in notes receivable, respectively. As of December 31, 2007 and 2006, the Company has approximately $10.6 million and $9.4 million, respectively, in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.1%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of $160,000 and $110,000 as of December 31, 2007 and December 31, 2006, respectively.
     As of December 31, 2007 and 2006, the Company had approximately $0.4 million in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of common OP Units and partnership interests in certain joint ventures.
     As of December 31, 2006, we had a note receivable from Privileged Access of approximately $12.3 million, which was repaid in full during 2007.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 9 — Long-Term Borrowings
Secured Debt
     As of December 31, 2007 and December 31, 2006, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $1,542 million and $1,569 million, respectively, and approximately $14 million and $17 million of mortgage indebtedness as of December 31, 2007 and December 31, 2006, respectively on Properties held for sale. The weighted average interest rate on this mortgage indebtedness for the both years ended December 31, 2007 and 2006, was approximately 6.1% per annum. The debt bears interest at rates of 4.3% to 10.0% per annum and matures on various dates ranging from 2008 to 2016. Included in our debt balance are three capital leases with an imputed interest rate of 13.1% per annum. The debt encumbered a total of 164 of the Company’s Properties for both years ending December 31, 2007 and December 31, 2006, and the carrying value of such Properties was approximately $1,784 million and $1,746 million, respectively, as of such dates.
Financing, Refinancing and Early Debt Retirement
     In connection with the acquisition of Mesa Verde, during the first quarter of 2007, the Company assumed $3.5 million in mortgage debt bearing interest at 4.94% per annum and maturing in May 2008. In connection with the acquisition of Winter Garden, during the second quarter of 2007, the Company assumed $4.0 million in mortgage debt bearing interest at 4.3% per annum and maturing in September 2008. In connection with the acquisition of Tuxbury, the Company financed $1.2 million of the purchase price from the seller.
     During the first quarter of 2007, the Company repaid approximately $1.9 million in mortgage debt financing in connection with the sale of Lazy Lakes. Refer to Note 5 — Investment in Real Estate for acquisition and disposition activity.
     During the quarter ended September 30, 2007, the Company repaid the outstanding mortgage indebtedness on Ft. Myers Beach of approximately $2.9 million. During the quarter ended December 31, 2007, the Company repaid a $6.5 million mortgage that matured on Park City West RV Resort and paid down $7.7 million of the mortgage debt on Tropical Palms RV Resort. The Tropical Palms RV Resort mortgage debt balance is currently $12 million and matures in December 2008.
     On March 22, 2006, the Company assumed $25.9 million in mortgage debt on four of the eleven Properties related to the acquisition of the Mezzanine Portfolio (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K). During the second and third quarters of 2006, this mortgage debt was defeased. Net proceeds of approximately $10.4 million were used to pay down the lines of credit. In addition, we financed $47.1 million of mortgage debt to acquire the remaining seven Properties in the Mezzanine Portfolio. The Company used the proceeds to pay down its lines of credit.
     On June 13, 2006, and on August 28, 2006, as a result of meeting certain operational criteria at its Monte Vista Property and Viewpoint Property, respectively, the Company received an additional $3.0 million and $2.9 million, respectively, in mortgage debt proceeds as per the loan documents. Proceeds from these transactions were used to pay down the Company’s lines of credit. The terms of these loans remain the same.
          On July 31, 2006, the Company acquired land for $2.4 million subject to a ground lease previously classified as mortgage debt relating to its Golden Terrace South Property.
Unsecured Loans
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

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 9 — Long-Term Borrowings (continued)
     As of December 31, 2007, the $370 million bank commitment had $267 million available for future borrowings. The weighted average interest rate for the year ended December 31, 2007 was 6.84%.
     In 2006, the Company renewed its unsecured debt. The $100 million Term Loan and $110 million line of credit were replaced with a $225 million line of credit with a four-year maturity and a one-year extension option, bearing interest at LIBOR plus 1.20% with 0.15% facility fee. Throughout 2006, the interest rate, including a facility fee, on $100 million of the outstanding balance on the new lines of credit was fixed at 6.18% per annum. In December 2006, the Company fixed $75 million of its outstanding lines of credit for one year at 6.38%. The $50 million line of credit was renewed and bears interest at LIBOR plus 1.20% per annum with a 0.20% per annum facility fee and matures on June 29, 2010. The borrowing capacity has since been amended, discussed above.
Other Loans
     During 2007, we borrowed $4.3 million to finance our insurance premium payments. As of December 31, 2007, this loan has been paid off.
     During 2006, the Company borrowed $3.6 million to finance its insurance premium payments. As of December 31, 2006, $0.3 million remained outstanding. This loan was paid off in January 2007 and beared interest at 5.30% per annum.
     Aggregate payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Amount
2008	$212,134
2009	85,807
2010	336,232
2011	65,081
2012	18,076
Thereafter	939,594
Net unamortized premiums	2,468

Total	$1,659,392

Note 10 — Lease Agreements
     The leases entered into between the customer and the Company for the rental of a site are generally month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Non-cancelable long-term leases are in effect at certain sites within approximately 29 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. Future minimum rents are scheduled to be received under non-cancelable tenant leases at December 31, 2007 as follows (amounts in thousands):

Year	Amount
2008	$51,514
2009	53,123
2010	45,830
2011	35,382
2012	20,934
Thereafter	39,687

Total	$246,470

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 11 — Ground Leases
     The Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the years ended December 31, 2007, 2006 and 2005, ground lease rent was approximately $1.6 million. Minimum future rental payments under the ground leases as of December 31, 2007 as follows (amounts in thousands):

Year	Amount
2008	$1,769
2009	1,770
2010	1,773
2011	1,777
2012	1,782
Thereafter	20,782

Total	$29,653

Note 12 — Transactions with Related Parties
Privileged Access
     Mr. Joe McAdams, the Company’s President effective January 1, 2008, owns 100 percent of Privileged Access. The Company has entered into an employment agreement effective as of January 1, 2008 (the “Agreement”) with Mr. McAdams which provides for an initial term of three years, but such Agreement can be terminated at any time. The Agreement provides for a minimum annual base salary of $300,000, with the option to receive an annual bonus in an amount up to three times his base salary. Mr. McAdams is also subject to a non-compete clause and to mitigate potential conflicts of interest shall have no authority, on behalf of the Company and its affiliates, to enter into any agreement with any entity controlling, controlled by or affiliated with Privileged Access. Prior to forming Privileged Access, Mr. McAdams was a member of our Board of Directors from January 2004 to October 2005. Simultaneous with his appointment as president of Equity Lifestyle Properties, Inc., Mr. McAdams resigned as Privileged Access’s Chairman, President and CEO. However, he will remain on its board and retains 100 percent ownership of Privileged Access.
     Mr. Heneghan, the Company’s CEO, is a member of the board of PATT Holding Company, LLC (“PATT”), Thousand Trails’ parent entity and a subsidiary of Privileged Access, pursuant to the Company’s rights under its resort Property leases with Privileged Access to represent the Company’s interests. Mr. Heneghan does not receive compensation in his capacity as a member of such board.
     Privileged Access has substantial business relationships with the Company, including the following:
•	As of December 31, 2007, we are leasing approximately 24,100 sites at 81 resort Properties (which includes 59 Properties operated by a subsidiary of Privileged Access known as the “TT Portfolio”) to Privileged Access or its subsidiaries. For the years ended December 31, 2007, 2006 and 2005 we recognized approximately $20.5 million, $17.8 million, and $16.0 million, respectively, in rent from these leasing arrangements. The lease income is included in Income from other investments, net in the Company’s Consolidated Statement of Operations. As of December 31, 2007 and 2006, approximately $0.1 million and $0.5 million in lease payments, respectively, remain to be received under these leases. During the years ended December 31, 2007 and 2006, the Company reimbursed Privileged Access approximately $44,000 and $72,000, respectively, for capital improvements. The capital improvements are assets of the Company.

•	Effective January 1, 2008, the leases for these Properties provide for the following significant terms: a) annual fixed rent of approximately $25.5 million b) annual rent increases at the higher of CPI or a renegotiated amount based upon the fair market value of the Properties, c) expiration date of January 15, 2020, and d) two 5-year extension terms at the option of Privileged Access. The January 1, 2008 lease for the TT Portfolio also included provisions where the Company paid Privileged Access $1 million for entering into the amended lease. The $1 million payment will be amortized on a pro-rata basis over the remaining term of the lease as an offset to the annual lease payments. Additionally, the Company also agreed to reimburse Privileged Access up to $5 million for the cost of any

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 12 — Transactions with Related Parties (continued)
improvements made to the TT Portfolio. The Company shall reimburse Privileged Access only if the improvement has been pre-approved, is a depreciable fixed asset and supporting documentation is provided. The assets purchased with the capital improvement fund will be the assets of the Company and will be amortized in accordance with the Company’s depreciation policies.
•	The Company has subordinated its lease payment for the TT Portfolio to a bank that has loaned Privileged Access $10 million. The Company guaranteed $2.5 million of that loan in September 2007 and that guarantee was extinguished in December 2007. Privileged Access is obligated to pay back $5 million of the loan in 2008, $2.5 million in 2009 and the final $2.5 million in 2010. The Company believes that the possibility that Privileged Access would not make its lease payment on the TT Portfolio as a result of the subordination is remote.

•	Since June 12, 2006, Privileged Access has leased 130 cottage sites at Tropical Palms, a resort Property located near Orlando, Florida. For the years ended December 31, 2007 and 2006 we earned approximately $1.5 million and $0.6 million, respectively, in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. As of December 31, 2007 and 2006, approximately $0.4 million and $0.2 million in lease payments remain to be received, respectively, under this lease. The Tropical Palms lease currently provides for the following significant terms: a) annual fixed rent of approximately $1.4 million, paid quarterly b) percentage rent of 50% of the tenants gross revenues in excess of the fixed rent, and c) expiration date of June 30, 2008.

•	On April 14, 2006, the Company loaned Privileged Access approximately $12.3 million at a per annum interest rate of prime plus 1.5%, maturing in one year and secured by Thousand Trails membership sales contract receivables. During the year ended December 31, 2007, we received principal repayments of $12.3 million and no amounts remain outstanding on this receivable. Interest income recorded by the Company for the years ended December 31, 2007 and 2006 was approximately $0.5 million and $1.0 million, respectively. There was no Interest receivable due as of the year ended December 31, 2006.

•	The Company leased 40 to 160 sites at three resort Properties in Florida, to a subsidiary of Privileged Access from October 1, 2007 until September 30, 2010. The sites will vary during each month of the lease term due to the seasonality of the resort business in Florida. For the year ended December 31, 2007, we recognized less than $0.1 million in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. As of December 31, 2007, no amounts are outstanding under this lease. The annual fixed rent for the remainder of the term is approximately $0.2 million.

•	The Company leased 40 to 160 sites at Lake Magic, a resort Property in Clermont, Florida, to a subsidiary of Privileged Access from December 15, 2006 until September 30, 2007. The sites varied during each month of the lease term due to the seasonality of the resort business in Florida. For the years ended December 31, 2007 and 2006, we recognized approximately $0.2 million and less than $0.1 million, respectively, in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. As of both December 31, 2007 and 2006, no amounts are outstanding under this lease.

•	The Company has an option to purchase the subsidiaries of Privileged Access, including TT, beginning on April 14, 2009, at the then fair market value, subject to the satisfaction of a number of significant contingencies (“ELS Option”). The ELS Option terminates on January 15, 2020. The Company has consented to a fixed price option where the Chairman of PATT can acquire the subsidiaries of Privileged Access anytime before December 31, 2011. If the Company exercised the ELS Option prior to December 31, 2011, the fixed price option will terminate.

•	Commencing November 1, 2007, a Privileged Access employee has managed the Company’s call center in Orlando, Florida. The parties engaged a third party, to evaluate the fair market value of employee’s services to the Company. Based on the third party evaluation, the Company will pay to Privileged Access (i) the percentage of the salary and benefits provided to the employee by Privileged Access that is equal to the percentage of the employee’s time spent managing the Company’s call center, plus 20% and (ii) the same percentage of the travel and living costs incurred by

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 12 — Transactions with Related Parties (continued)
the employee while managing the Company’s call center. The Company anticipates paying approximately $0.1 to $0.2 million annually for the services of the Privileged Access employee who manages the Company’s call center.
     In addition to the arrangements described above, the Company has the following smaller arrangements with Privileged Access. In each arrangement, the amount of income or expense, as applicable, recognized by the Company for the year ended
December 31, 2007 is less than $0.1 million and there are no amounts due under these arrangements as of December 31, 2007. Each arrangement is expected to generate less than $0.1 million of revenue, or expense as applicable, for the year ended December 31, 2008.
•	Since November 1, 2006, the Company has leased 41 to 44 sites at 22 resort Properties to Privileged Access (the “Park Pass Lease”). The Park Pass Lease expires on October 31, 2008.

•	The Company and Privileged Access have entered into a Site Exchange Agreement for a one-year period beginning September 1, 2007 and ending August 31, 2008. Under the Site Exchange Agreement, the Company is allowing Privileged Access to use 20 sites at an Arizona resort Property known as Countryside. In return, Privileged Access is allowing the Company to use 20 sites at an Arizona resort Property known as Verde Valley Resort (a property in the TT Portfolio).

•	On September 15, 2006, the Company and Privileged Access entered into a Park Model Sales Agreement related to a Texas resort Property in the TT Portfolio known as Lake Conroe. Under the Park Model Sales Agreement, Privileged Access was allowed to sell up to 26 park models at Lake Conroe. Privileged Access is obligated to pay the Company 90% of the site rent collected from the park model buyer. All 26 homes have been sold as of December 31, 2007.

•	The Company advertises in Trailblazer magazine which is published by a subsidiary of Privileged Access. Trailblazer is an award-winning recreational lifestyle magazine for active campers, which is read by more than 65,000 paid subscribers.
     The Company is not required, explicitly or implicitly, to protect Mr. McAdams from absorbing losses incurred by Privileged Access and observes that it could be required to consolidate Privileged Access in the event it were to provide subordinated financial support to Mr. McAdams or Privileged Access—either directly or indirectly—in the future.
Corporate headquarters
     The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, the Company’s Chairman of the Board. Fees paid to this entity amounted to approximately $735,000 $585,000 and $465,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company had no amounts due to this entity as of December 31, 2007 and 2006, respectively.
Note 13 — Stock Option Plan and Stock Grants
The Company’s Stock Option and Stock Award Plan (the “Plan”) was adopted in December 1992 and amended and restated from time to time, most recently effective March 23, 2001. Pursuant to the Plan, officers, directors, employees and consultants of the Company are offered the opportunity (i) to acquire shares of common stock through the grant of stock options (“Options”), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Internal Revenue Code; and (ii) to be awarded shares of common stock (“Restricted Stock Grants”), subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of the Company’s Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 2007 to officers, employees and consultants, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. Stock Options are awarded at the New York Stock Exchange closing price of the Company’s common stock on the grant date. A maximum of

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 13 — Stock Option Plan and Stock Grants (continued)
6,000,000 shares of common stock are available for grant under the Plan and no more than 250,000 shares may be subject to grants to any one individual in any calendar year.
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
     The Company adopted SFAS 123(R) on July 1, 2005, which replaced SFAS 123. Since the Company had chosen to use the modified-prospective method for recognizing stock-based compensation and uses the Black-Scholes-Merton Model for valuing the options, the result of the adoption had no material impact of the Company’s results of operations or financial position.
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
     In 2007, 2006 and 2005, the Company awarded Restricted Stock Grants for 18,000, 23,000 and 22,500 shares of common stock, respectively, to directors with a fair market value of approximately $984,000, $1,050,000 and $812,000 in 2007, 2006 and 2005, respectively.
     The Company recognized compensation expense of approximately $3.7 million, $2.8 million and $2.8 million related to Restricted Stock Grants in 2007, 2006 and 2005, respectively.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 13 — Stock Option Plan and Stock Grants (continued)
     Stock Options
     The fair value of each grant is estimated on the grant date using the Black-Scholes-Merton model. The following table includes the assumptions that were made and the estimated fair values:

Assumption	2007	2006	2005

Dividend yield	5.8%	6.0%	6.0%
Risk-free interest rate	4.7%	4.6%	4.2%
Expected life	4 years	4 years	4 years
Expected volatility	15.6%	15.4%	16.0%

Estimated Fair Value of Options Granted	$767,700	$525,936	$354,757
     A summary of the Company’s stock option activity, and related information for the years ended December 31, 2007, 2006 and 2005 follows:

	Shares Subject	Weighted Average Exercise
	to Options	Price Per Share

Balance at January 1, 2005	1,045,996	$17.74
Options granted	130,000	35.10
Options exercised	(187,755)	41.84
Options canceled	(4,450)	17.37

Balance at December 31, 2005	983,791	20.62
Options granted	140,000	46.66
Options exercised	(155,031)	45.72
Options canceled	(167)	17.50

Balance at December 31, 2006	968,593	24.85
Options granted	165,000	54.86
Options exercised	(143,854)	57.86
Options canceled	(1,200)	17.60

Balance at December 31, 2007	988,539	30.88

     The following table summarizes information regarding Options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
		Outstanding			Outstanding
Range of Exercise		Contractual Life	Weighted Average		Contractual Life	Weighted Average
Prices	Options	(in years)	Exercise Price	Options	(in years)	Exercise Price

$15.69 to $18.99	390,821	1.9	$16.77	390,821	1.9	$16.77
$22.65 to $47.97	432,718	6.4	$34.48	386,049	6.1	$33.01
$53.30 to $55.23	165,000	9.2	$54.86	54,998	9.2	$54.86

	988,539	5.1	$30.88	831,868	4.3	$26.82

     As of December 31, 2007, 2006 and 2005, 1,283,842 shares, 1,465,642 shares and 1,775,975 shares remained available for grant, respectively; of these 650,525 shares, 668,525 shares and 839,025 shares, respectively, remained available for Restricted Stock Grants.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 14 — Preferred Stock
     The Company’s Board of Directors is authorized under the Company’s charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $.01 par value preferred stock (the “Preferred Stock”), with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company’s common stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of The New York Stock Exchange. As of December 31, 2007 and 2006, the Company issued no Preferred Stock.
Note 15 — Long-Term Cash Incentive Plan
     On May 15, 2007, the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (the “Plan”) to provide a long-term cash bonus opportunity to certain members of the Company’s management and executive officers. The total cumulative payment for all participant’s (the “Eligible Payment”) is based upon the Company’s Compound Annual Funds From Operations Per Share Growth Rate over the three-year period ending December 31, 2009. The Eligible Payment is further adjusted upward or downward based on the Company’s Total Return compared to a selected peer group. The Company accounts for the Plan in accordance with SFAS 123(R). As of the year ended December 31, 2007, the Company had accrued compensation expense of approximately $685,000 related to the Plan.
Note 16 — Savings Plan
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
     In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant’s vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company’s contribution to the 401(k) Plan was $399,000, $407,656, and $355,138, for the years ended December 31, 2007, 2006, and 2005, respectively.
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
Note 17 — Subsequent Events
     On January 1, 2008, Mr. Joe McAdams joined the Company as its new President. Simultaneous with his appointment as President of the Company, Mr. McAdams resigned as Privileged Access, LP’s Chairman of the Board, President and Chief Executive Officer. However, he will remain on the board of Privileged Access and retain 100% ownership of that company. To mitigate potential conflicts of interest, Mr. McAdams employment agreement states that he will not be involved in the monitoring of the current contracts, or negotiation of future contracts, with Privileged Access on behalf of the Company.
     Effective January 1, 2008, the Company amended lease agreements with the subsidiaries of Privileged Access, for the properties in the following portfolios, Thousand Trails, Mid-Atlantic, and Outdoor World. The amendment allows for an increase in annual fixed rent to approximately $25.5 million, subject to annual escalations at the greater of CPI or a renegotiated amount. The Company also entered into an Amended and Restated Option effective January 1, 2008 to include all subsidiaries of Privileged Access.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 17 — Subsequent Events (continued)
     On January 29, 2008, the United States District Court for the Northern District of California issued “Findings of Facts, Conclusions of Law and Order Thereon” in connection with the April 2007 bench trial of the Company’s lawsuit challenging the City of San Rafael’s rent control ordinance. See Note 18 in the Notes to Consolidated Financial Statements contained in this Form 10-K.
Note 18 — Commitments and Contingencies
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
     The Company has filed two lawsuits in federal court against the City of San Rafael, challenging its rent control ordinance on constitutional grounds. The Company believes that one of those lawsuits was settled by the City agreeing to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court initially found the settlement agreement was binding on the City, but then reconsidered and determined to submit the claim of breach of the settlement agreement to a jury. In October 2002, the first case against the City went to trial, based on both breach of the settlement agreement and the constitutional claims. A jury found no breach of the settlement agreement; the Company then filed motions asking the Court to rule in its favor on that claim, notwithstanding the jury verdict. The Court postponed decision on those motions and on the constitutional claims, pending a ruling on certain property rights issues by the United States Supreme Court.
     The Company also had pending a claim seeking a declaration that the Company could close the Property and convert it to another use which claim was not tried in 2002. The United States Supreme Court issued the property rights rulings in 2005 and subsequently on January 27, 2006, the Court hearing the San Rafael cases issued a ruling that granted the Company’s motion for leave to amend to assert alternative takings theories in light of the United States Supreme Court’s decisions. The Court’s ruling also denied the Company’s post trial motions related to the settlement agreement and dismissed the park closure claim without prejudice to the Company’s ability to reassert such claim in the future. As a result, the Company filed a new complaint challenging the City’s ordinance as violating the takings clause and substantive due process. The City of San Rafael filed a motion to dismiss the amended complaint. On December 5, 2006, the Court denied portions of the City’s motion to dismiss that had sought to eliminate certain of the Company’s taking claims and substantive due process claims.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 18 — Commitments and Contingencies (continued)
The Company’s claims against the City were tried in a bench trial during April 2007. On July 26, 2007, the United States District Court for the Northern District of California issued Preliminary Findings of Facts and Legal Standards, Preliminary Conclusions of Law and Request for Further Briefing (“Preliminary Findings”) in this matter. The Company has filed the Preliminary Findings on Form 8-K on August 2, 2007. In August 2007, the Company and the City filed the further briefs requested by the Court. On January 29, 2008, the Court issued its Findings of Facts, Conclusions of Law and Order Thereon (the “Order”). The Company filed the Order on Form 8-K on January 31, 2008.
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
     In June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinances and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The court of appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand, the trial court is directed to decide the issue of damages to the Company from these ordinances, which the Company believes is consistent not only with the Company receiving the economic benefit of invalidating one of the ordinances, but also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. The remand action was tried to the court in the third quarter of 2007. On January 25, 2008, the trial court issued a preliminary ruling determining that the Company had not incurred any damages from these ordinances and actions primarily on the grounds that the ordinances afforded the Company a fair rate of return. The Company has sought clarification of this ruling and will appeal.
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

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 18 — Commitments and Contingencies (continued)
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
     As a result of the Company’s efforts to achieve a level of regulatory fairness in California, a commercial lending company, 21st Mortgage Corporation, a Delaware corporation, sued MHC Financing Limited Partnership. Such lawsuit asserts that certain rent increases implemented by the partnership pursuant to the rights afforded to the property owners under the City of San Jose’s rent control ordinance were invalid or unlawful. 21st Mortgage has asserted that it should benefit from the vacancy control provisions of the City’s ordinance as if 21st Mortgage were a “homeowner” and contrary to the ordinance’s provision that rents may be increased without restriction upon termination of the homeowners’ tenancy. In each of the disputed cases, the Company believes it had terminated the tenancy of the homeowner (21st Mortgage’s borrower) through the legal process. The Court, in granting 21st Mortgage’s motion for summary judgment, has indicated that 21st Mortgage may be a “homeowner” within the meaning of the ordinance. The Company does not believe that 21st Mortgage can show that it has ever applied for tenancy, entered into a rental agreement or been accepted as a homeowner in the communities. A bench trial in this matter concluded in January 2008 with the trial court determining that the Company had validly exercised its rights under the rent control ordinance, that the Company had not violated the ordinance and that 21st Mortgage was not entitled to the benefit of rent control protection in the circumstances presented.
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

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 18 — Commitments and Contingencies (continued)
     The Company settled this matter in May 2007 by agreeing to make certain improvements to the operation of the Property’s sanitary collection system and without the payment of any monetary damages to the District.
Countryside at Vero Beach
     The Company previously received letters dated June 17, 2002 and August 26, 2002 from Indian River County (“County”), claiming that the Company owed sewer impact fees in the amount of approximately $518,000 with respect to the Property known as Countryside at Vero Beach, located in Vero Beach, Florida, purportedly under the terms of an agreement between the County and a prior owner of the Property. In response, the Company advised the County that these fees are no longer due and owing as a result of a 1996 settlement agreement between the County and the prior owner of the Property, providing for the payment of $150,000 to the County to discharge any further obligation for the payment of impact or connection fees for sewer service at the Property. The Company paid this settlement amount (with interest) to the County in connection with the Company’s acquisition of the Property. In February 2006, the Company was served with a complaint filed by the County in Indian River County Circuit Court, requesting a judgment declaring a lien against the Property for allegedly unpaid impact fees, and foreclosing said lien. On March 30, 2006, the Company served its answer and affirmative defenses, and the case is now in the discovery stage. In the fourth quarter of 2007 the Company settled this matter by agreeing to pay impact fees in the amount of approximately $360,000 to Indian River County. The $360,000 was capitalized in land improvements on the Company’s Consolidated Balance Sheet and will be depreciated over the useful life of the asset. All legal fees incurred to settle this matter will be expensed.
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
Colony Park
     On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. On March 2, 2007, the Company filed a demurrer to the complaint, along with a motion to strike portions of the complaint (“motion to strike”) and a motion to compel arbitration and stay action (“motion to compel”). After a hearing on March 28, 2007, the Court issued a ruling on April 5, 2007, which overruled the demurrer, took the motion to compel under submission, and granted the motion to strike in part and denied it in part. The Court subsequently issued a ruling on April 6, 2007, denying the motion to compel. The Company has filed an interlocutory appeal, which is pending, of the denial of the motion to compel. On April 11, 2007, the plaintiff tenant group filed their first amended complaint in the case. On September 19, 2007, the Company filed an answer denying all material allegations of the first amended complaint and filed a counterclaim for declaratory relief and damages. Discovery has commenced. The Court has set a trial date for October 21, 2008. The Company believes that the allegations in the first amended complaint are without merit, and intends to vigorously defend the lawsuit.
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
Note 18 — Commitments and Contingencies (continued)
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
     In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, the Company filed its Second Amended Complaint. Written discovery proceedings have commenced.
     Since filing the lawsuit, the Company has received additional payments from Essex Insurance Company and Lexington Insurance Company of approximately $2.2 million. In addition, in January 2008 the Company entered a settlement with Hartford Fire Insurance Company pursuant to which Hartford paid the Company the remaining disputed limits of Hartford’s insurance policy, in the amount of $516,499, and the Company dismissed and released Hartford from additional claims for interest and bad faith claims handling.
Brennan Beach
     The Company has learned that the Law Enforcement Division of the New York Department of Environmental Compliance (“DEC”) is investigating certain allegations relating to the operation of the onsite wastewater treatment plant and the use of adjacent wetlands at Brennan Beach, which is located in Pulaski, New York. The Company attended a meeting with the DEC in November 2007 at which certain alleged violations were discussed. No formal notices have been issued to the Company asserting specific violations and the Company is cooperating with the DEC investigation.
Appalachian RV
     The Company has learned that the U.S. Environmental Protection Agency (“EPA”) is investigating potential soil contamination at Appalachian RV, which is located in Shartlesville, Pennsylvania, reportedly stemming from observations of remnants of old auto battery parts at the Property. In late November and early December 2007, the EPA conducted an assessment by soil sampling at the Property. The laboratory results of that soil sampling have not yet been made available to the Company. The Company is cooperating with the EPA investigation.
Florida Utility Operations
     The Company received notice from the Florida Department of Environmental Protection (“DEP”) that as a result of a compliance inspection it is alleging violations of Florida law relating to the operation of onsite water plants and wastewater treatment plants at seven properties in Florida. The alleged violations relate to record keeping and reporting requirements, physical and operating deficiencies and permit compliance. The Company has investigated each of the alleged violations, including a review of a third party operator hired to oversee such operations. The Company met with the DEP in November 2007 to respond to the alleged violations and as a follow-up to such meeting provided a written response to the DEP in December 2007. In light of the Company’s written response, in late January 2008 the DEP conducted a follow-up compliance inspection at each of the seven properties. While the outcome of this investigation remains uncertain, the Company expects to resolve the issues raised by the DEP by entering into a consent decree in which the Company will agree to make certain improvements in its facilities and operations to resolve the issues and pay certain costs and penalties associated with the violations. While the outcome is still uncertain, the amount of the costs and penalties to be paid to the DEP is not expected to be material. The Company has also replaced its third party operator hired to oversee onsite water and wastewater operations at each of the seven properties. The Company is evaluating the costs of any improvements to its facilities, which would be capital expenditures depreciated over the estimated useful life of the improvement.

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 18 — Commitments and Contingencies (continued)
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

Equity LifeStyle Properties, Inc.
Notes To Consolidated Financial Statements
Note 19 — Quarterly Financial Data (unaudited)
     The following is unaudited quarterly data for 2007 and 2006 (amounts in thousands, except for per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007	3/31	6/30	9/30	12/31

Total revenues (a)	$119,031	$105,689	$110,699	$106,482
Income from continuing operations (a)	$12,367	$1,619	$4,040	$4,134
Income from discontinued operations (a)	$3,793	$15	$5,612	$522
Net income available for Common Shares	$16,160	$1,634	$9,652	$4,656

Weighted average Common Shares outstanding — Basic	23,910	24,133	24,148	24,161
Weighted average Common Shares outstanding — Diluted	30,351	30,431	30,418	30,439

Net income per Common Share outstanding — Basic	$0.68	$0.07	$0.40	$0.19
Net income per Common Share outstanding — Diluted	$0.66	$0.07	$0.39	$0.19

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006	3/31	6/30	9/30	12/31

Total revenues (a)	$111,198	$109,191	$113,091	$105,964
Income from continuing operations (a)	$9,861	$1,247	$3,547	$1,784
Income (loss) from discontinued operations (a)	$212	$(28)	$7	$2
Net income available for Common Shares	$10,073	$1,219	$3,554	$1,786

Weighted average Common Shares outstanding — Basic	23,331	23,384	23,474	23,584
Weighted average Common Shares outstanding — Diluted	30,180	30,205	30,239	30,333

Net income per Common Share outstanding — Basic	$0.43	$0.05	$0.15	$0.08
Net income per Common Share outstanding — Diluted	$0.42	$0.05	$0.15	$0.07

(a)	Amounts may differ from previously disclosed amounts due to reclassification of discontinued operations.

Schedule II
Equity LifeStyle Properties, Inc.
Valuation and Qualifying Accounts
December 31, 2006

		Additions
	Balance at	Charged to	Charged to Other		Balance at End of
	Beginning of Period	Income	Accounts	Deductions(1)	Period
For the year ended December 31, 2005:
Allowance for doubtful accounts	$1,030,000	$1,029,000	($38,000)	($842,000)	$1,179,000
For the year ended December 31, 2006:
Allowance for doubtful accounts	$1,179,000	$968,000	($38,000)	($1,224,000)	$885,000
For the year ended December 31, 2007:
Allowance for doubtful accounts	$885,000	$1,865,000	—	($1,596,000)	$1,154,000

(1)	Deductions represent tenant receivables deemed uncollectible.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2007
(amounts in thousands)

						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/07
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Properties Held for Long Term
Hidden Cove	Arley	AL	—	212	632	—	—	212	632	844	(35)	2006
Apollo Village	Phoenix	AZ	4,931	932	3,219	—	926	932	4,145	5,077	(1,715)	1994
Araby	Yuma	AZ	3,074	1,440	4,345	—	124	1,440	4,469	5,909	(608)	2003
Cactus Gardens	Yuma	AZ	4,642	1,992	5,984	—	110	1,992	6,094	8,086	(710)	2004
Capri RV	Yuma	AZ	5,000	1,595	4,774	—	17	1,595	4,791	6,386	(281)	2006
Carefree Manor	Phoenix	AZ	3,262	706	3,040	—	480	706	3,520	4,226	(1,164)	1998
Casa del Sol East II	Glendale	AZ	—	2,103	6,283	—	1,524	2,103	7,807	9,910	(2,148)	1996
Casa del Sol East III	Glendale	AZ	6,187	2,450	7,452	—	642	2,450	8,094	10,544	(2,547)	1998
Casa del Sol West I	Peoria	AZ	10,230	2,215	6,467	—	1,675	2,215	8,142	10,357	(2,334)	1996
Casita Verde RV	Casa Grande	AZ	2,250	719	2,179	—	13	719	2,192	2,911	(128)	2006
Central Park	Phoenix	AZ	12,600	1,612	3,784	—	1,239	1,612	5,023	6,635	(3,482)	1983
Countryside RV	Apache Junction	AZ	3,571	2,056	6,241	—	320	2,056	6,561	8,617	(1,203)	2002
Desert Paradise	Yuma	AZ	1,394	666	2,011	—	49	666	2,060	2,726	(281)	2004
Desert Skies	Phoenix	AZ	4,987	792	3,126	—	534	792	3,660	4,452	(1,181)	1998
Fairview Manor	Tucson	AZ	4,822	1,674	4,708	—	1,304	1,674	6,012	7,686	(2,048)	1998
Fiesta Grande RV	Casa Grande	AZ	9,500	2,869	8,653	—	195	2,869	8,848	11,717	(513)	2006
Foothill	Yuma	AZ	1,350	459	1,402	—	48	459	1,450	1,909	(205)	2003
Foothills West RV	Casa Grande	AZ	2,325	747	2,261	—	7	747	2,268	3,015	(133)	2006
Golden Sun RV	Apache Junction	AZ	2,799	1,678	5,049	—	72	1,678	5,121	6,799	(949)	2002
Hacienda De Valencia	Mesa	AZ	—	833	2,701	—	4,018	833	6,719	7,552	(3,285)	1984
Monte Vista	Mesa	AZ	24,747	11,402	34,355	—	2,068	11,402	36,423	47,825	(4,317)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2007
(amounts in thousands)

						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/07
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Palm Shadows	Glendale	AZ	8,142	1,400	4,218	—	704	1,400	4,922	6,322	(2,339)	1993
Paradise	Sun City	AZ	18,967	6,414	19,263	11	846	6,425	20,109	26,534	(2,646)	2004
Sedona Shadows	Sedona	AZ	2,272	1,096	3,431	—	1,074	1,096	4,505	5,601	(1,436)	1997
Seyenna Vistas	Mesa	AZ	8,432	1,354	4,660	6	1,505	1,360	6,165	7,525	(2,563)	1994
Suni Sands	Yuma	AZ	3,046	1,249	3,759	—	98	1,249	3,857	5,106	(506)	2004
Sunrise Heights	Phoenix	AZ	5,497	1,000	3,016	—	1,267	1,000	4,283	5,283	(1,635)	1994
The Highlands at Brentwood	Mesa	AZ	10,783	1,997	6,024	—	1,478	1,997	7,502	9,499	(3,368)	1993
The Meadows	Tempe	AZ	—	2,613	7,887	—	2,741	2,613	10,628	13,241	(4,262)	1994
Venture In	Show Low	AZ	6,685	2,050	6,188	—	35	2,050	6,223	8,273	(367)	2006
Viewpoint	Mesa	AZ	44,585	24,890	56,340	15	2,393	24,905	58,733	83,638	(7,222)	2004
Whispering Palms	Phoenix	AZ	3,182	670	2,141	—	251	670	2,392	3,062	(842)	1998
Mesa Verde	Cottonwood	AZ	3,399	1,379	4,148	8	73	1,387	4,221	5,608	(143)	2007
California Hawaiian	San Jose	CA	—	5,825	17,755	—	2,191	5,825	19,946	25,771	(6,905)	1997
Colony Park	Ceres	CA	5,683	890	2,837	—	485	890	3,322	4,212	(1,265)	1998
Concord Cascade	Pacheco	CA	—	985	3,016	—	1,597	985	4,613	5,598	(2,975)	1983
Contempo Marin	San Rafael	CA	—	4,787	16,379	—	2,813	4,787	19,192	23,979	(8,564)	1994
Coralwood	Modesto	CA	6,128	—	5,047	—	346	—	5,393	5,393	(1,947)	1997
Date Palm Country Club	Cathedral City	CA	14,656	4,138	14,064	(23)	3,980	4,115	18,044	22,159	(7,915)	1994
Date Palm RV	Cathedral City	CA	—	—	216	—	310	—	526	526	(207)	1994
DeAnza Santa Cruz	Santa Cruz	CA	5,702	2,103	7,201	—	1,389	2,103	8,590	10,693	(3,526)	1994
Four Seasons	Fresno	CA	—	756	2,348	—	307	756	2,655	3,411	(961)	1997
Laguna Lake	San Luis Obispo	CA	—	2,845	6,520	—	343	2,845	6,863	9,708	(2,393)	1998

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2007
(amounts in thousands)

						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/07
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Lamplighter	Spring Valley	CA	—	633	2,201	—	901	633	3,102	3,735	(2,198)	1983
Las Palmas	Rialto	CA	3,654	1,295	3,866	—	174	1,295	4,040	5,335	(497)	2004
Meadowbrook	Santee	CA	—	4,345	12,528	—	1,765	4,345	14,293	18,638	(4,549)	1998
Monte del Lago	Castroville	CA	21,400	3,150	9,469	—	1,939	3,150	11,408	14,558	(3,861)	1997
Nicholson Plaza	San Jose	CA	—	—	4,512	—	136	—	4,648	4,648	(1,602)	1997
Pacific Dunes Ranch	Oceana	CA	5,774	1,940	5,632	—	116	1,940	5,748	7,688	(712)	2004
Parque La Quinta	Rialto	CA	4,899	1,799	5,450	—	73	1,799	5,523	7,322	(749)	2004
Quail Meadows	Riverbank	CA	5,150	1,155	3,469	—	329	1,155	3,798	4,953	(1,243)	1998
Rancho Mesa	El Cajon	CA	9,488	2,130	6,389	—	466	2,130	6,855	8,985	(2,159)	1998
Rancho Valley	El Cajon	CA	—	685	1,902	—	925	685	2,827	3,512	(1,959)	1983
Royal Holiday	Hemet	CA	—	778	2,643	—	2,035	778	4,678	5,456	(1,057)	1998
Royal Oaks	Visalia	CA	—	602	1,921	—	423	602	2,344	2,946	(808)	1997
San Francisco RV	Pacifica	CA	—	1,656	4,973	4	201	1,660	5,174	6,834	(423)	2005
Santiago Estates	Sylmar	CA	15,806	3,562	10,767	—	1,004	3,562	11,771	15,333	(3,896)	1998
Sea Oaks	Los Osos	CA	—	871	2,703	—	358	871	3,061	3,932	(1,032)	1997
Sunshadow	San Jose	CA	—	—	5,707	—	182	—	5,889	5,889	(2,070)	1997
Tahoe Valley	Lake Tahoe	CA	—	1,357	4,071	—	55	1,357	4,126	5,483	(542)	2004
Village of the Four Seasons	San Jose	CA	14,714	5,229	15,714	—	229	5,229	15,943	21,172	(1,933)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	5,874	—	23,490	23,490	(8,550)	1997
Santa Cruz Ranch RV	Scotts Valley	CA	—	1,595	3,937	—	46	1,595	3,983	5,578	(43)	2007
Bear Creek	Denver	CO	4,823	1,100	3,359	—	360	1,100	3,719	4,819	(1,220)	1998

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2007
(amounts in thousands)

						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/07
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Cimarron	Broomfield	CO	16,000	863	2,790	—	705	863	3,495	4,358	(2,613)	1983
Golden Terrace	Golden	CO	14,400	826	2,415	—	1,083	826	3,498	4,324	(2,212)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	676	750	2,941	3,691	(1,039)	1997
Golden Terrace West	Golden	CO	16,800	1,694	5,065	—	1,054	1,694	6,119	7,813	(4,040)	1986
Hillcrest Village	Aurora	CO	27,200	1,912	5,202	289	2,576	2,201	7,778	9,979	(5,749)	1983
Holiday Hills	Denver	CO	37,600	2,159	7,780	—	4,224	2,159	12,004	14,163	(8,614)	1983
Holiday Village	Co. Springs	CO	11,600	567	1,759	—	979	567	2,738	3,305	(1,936)	1983
Pueblo Grande	Pueblo	CO	7,800	241	1,069	—	522	241	1,591	1,832	(1,154)	1983
Woodland Hills	Thornton	CO	10,979	1,928	4,408	—	2,552	1,928	6,960	8,888	(3,253)	1994
Aspen Meadows	Rehoboth	DE	5,555	1,148	3,460	—	406	1,148	3,866	5,014	(1,312)	1998
Camelot Meadows	Rehoboth	DE	6,978	527	2,058	1,251	4,125	1,778	6,183	7,961	(1,940)	1998
Mariners Cove	Millsboro	DE	16,261	990	2,971	—	5,189	990	8,160	9,150	(3,773)	1987
McNicol	Rehoboth	DE	2,679	562	1,710	—	98	562	1,808	2,370	(592)	1998
Sweetbriar	Rehoboth	DE	3,005	498	1,527	—	377	498	1,904	2,402	(707)	1998
Waterford	Bear	DE	30,593	5,250	16,202	—	1,031	5,250	17,233	22,483	(4,155)	1996
Whispering Pines	Lewes	DE	9,756	1,536	4,609	—	1,181	1,536	5,790	7,326	(3,458)	1998
Barrington Hills	Hudson	FL	—	1,145	3,437	—	331	1,145	3,768	4,913	(466)	2004
Bay Indies	Venice	FL	40,742	10,483	31,559	10	4,602	10,493	36,161	46,654	(15,843)	1994
Bay Lake Estates	Nokomis	FL	4,433	990	3,390	—	1,168	990	4,558	5,548	(1,963)	1994
Breezy Hill RV	Pompano Beach	FL	9,375	5,424	16,555	—	688	5,424	17,243	22,667	(3,008)	2002
Buccaneer	N. Ft. Myers	FL	17,864	4,207	14,410	—	2,154	4,207	16,564	20,771	(7,057)	1994

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2007
(amounts in thousands)

						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/07
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Bulow Plantation	Flagler Beach	FL	—	—	228	—	213	—	441	441	(111)	2001
Bulow Village RV	Flagler Beach	FL	9,810	3,637	949	—	5,917	3,637	6,866	10,503	(2,123)	1994
Carefree Cove	Fort Lauderdale	FL	4,585	1,741	5,170	—	431	1,741	5,601	7,342	(664)	2004
Carriage Cove	Daytona Beach	FL	7,738	2,914	8,682	—	979	2,914	9,661	12,575	(3,306)	1998
Clerbrook	Clermont	FL	11,250	3,883	11,700	—	318	3,883	12,018	15,901	(700)	2006
Coachwood	Leesburg	FL	4,069	1,602	4,822	—	135	1,602	4,957	6,559	(643)	2004
Coquina Crossing	Elkton	FL	—	5,286	5,545	(12)	16,604	5,274	22,149	27,423	(3,538)	1999
Coral Cay	Margate	FL	18,974	5,890	20,211	—	6,535	5,890	26,746	32,636	(10,437)	1994
Country Place	New Port Richey	FL	16,125	663	—	18	7,167	681	7,167	7,848	(3,676)	1986
Countryside	Vero Beach	FL	16,655	3,711	11,133	—	4,795	3,711	15,928	19,639	(4,660)	1998
Crystal Isles	Crystal River	FL	2,717	926	2,787	—	94	926	2,881	3,807	(377)	2004
Down Yonder	Largo	FL	7,337	2,652	7,981	—	170	2,652	8,151	10,803	(1,467)	1998
East Bay Oaks	Largo	FL	11,900	1,240	3,322	—	749	1,240	4,071	5,311	(3,015)	1983
Eldorado Village	Largo	FL	8,190	778	2,341	—	746	778	3,087	3,865	(2,175)	1983
Fort Myers Beach Resort	Fort Myers Beach	FL	—	1,188	3,593	—	(91)	1,188	3,502	4,690	(577)	2004
Glen Ellen	Clearwater	FL	2,242	619	1,882	—	30	619	1,912	2,531	(335)	2002
Grand Island	Grand Island	FL	—	1,723	5,208	125	3,505	1,848	8,713	10,561	(1,746)	2001
Gulf Air Resort	Fort Myers Beach	FL	—	1,609	4,830	—	(109)	1,609	4,721	6,330	(630)	2004
Gulf View	Punta Gorda	FL	1,536	717	2,158	—	610	717	2,768	3,485	(302)	2004
Hacienda Village	New Port Richey	FL	9,246	4,297	13,088	—	1,392	4,297	14,480	18,777	(2,330)	2002
Harbor Lakes	Port Charlotte	FL	—	3,384	10,154	—	235	3,384	10,389	13,773	(1,349)	2004
Harbor View	New Port Richey	FL	7,575	4,045	12,146	—	120	4,045	12,266	16,311	(2,194)	2002

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2007
(amounts in thousands)

						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/07
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Heritage Plantation	Vero Beach	FL	13,187	2,403	7,259	—	1,710	2,403	8,969	11,372	(3,676)	1994
Highland Wood RV	Pompano Beach	FL	2,208	1,043	3,130	—	110	1,043	3,240	4,283	(562)	2002
Hillcrest	Clearwater	FL	4,047	1,278	3,928	—	940	1,278	4,868	6,146	(1,727)	1998
Holiday Ranch	Clearwater	FL	3,616	925	2,866	—	277	925	3,143	4,068	(1,077)	1998
Holiday Village	Vero Beach	FL	—	350	1,374	—	204	350	1,578	1,928	(547)	1998
Holiday Village	Ormond Beach	FL	6,502	2,610	7,837	—	172	2,610	8,009	10,619	(1,428)	2002
Indian Oaks	Rockledge	FL	2,884	1,089	3,376	—	785	1,089	4,161	5,250	(1,490)	1998
Island Vista	North Ft. Myers	FL	14,800	5,004	15,066	—	28	5,004	15,094	20,098	(872)	2006
Lake Fairways	N. Ft. Myers	FL	30,105	6,075	18,134	35	1,756	6,110	19,890	26,000	(8,608)	1994
Lake Haven	Dunedin	FL	11,500	1,135	4,047	—	2,839	1,135	6,886	8,021	(4,039)	1983
Lake Magic	Clermont	FL	—	1,595	4,793	—	54	1,595	4,847	6,442	(620)	2004
Lakes at Countrywood	Plant City	FL	9,335	2,377	7,085	—	1,443	2,377	8,528	10,905	(1,910)	2001
Lakewood Village	Melbourne	FL	9,704	1,862	5,627	—	1,419	1,862	7,046	8,908	(2,952)	1994
Lighthouse Pointe	Port Orange	FL	11,976	2,446	7,483	23	1,115	2,469	8,598	11,067	(2,946)	1998
Manatee	Bradenton	FL	—	2,300	6,903	—	267	2,300	7,170	9,470	(925)	2004
Maralago Cay	Lantana	FL	21,069	5,325	15,420	—	4,149	5,325	19,569	24,894	(6,352)	1997
Meadows at Countrywood	Plant City	FL	17,563	4,514	13,175	—	3,610	4,514	16,785	21,299	(5,347)	1998
Mid-Florida Lakes	Leesburg	FL	22,214	5,997	20,635	—	7,263	5,997	27,898	33,895	(11,100)	1994
Oak Bend	Ocala	FL	5,705	850	2,572	—	1,030	850	3,602	4,452	(1,666)	1993
Oaks at Countrywood	Plant City	FL	1,242	1,111	2,513	(265)	3,663	846	6,176	7,022	(1,369)	1998
Park City West	Fort Lauderdale	FL	13	4,187	12,561	—	183	4,187	12,744	16,931	(1,655)	2004
Pasco	Lutz	FL	—	1,494	4,484	—	140	1,494	4,624	6,118	(604)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2007
(amounts in thousands)

						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/07
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Pickwick	Port Orange	FL	7,815	2,803	8,870	—	1,109	2,803	9,979	12,782	(3,176)	1998
Pine Lakes	N. Ft. Myers	FL	29,669	6,306	14,579	21	6,630	6,327	21,209	27,536	(8,712)	1994
Pioneer Village	N. Ft. Myers	FL	9,956	4,116	12,353	—	1,169	4,116	13,522	17,638	(1,690)	2004
Ramblers Rest	Venice	FL	15,650	4,646	14,201	—	260	4,646	14,461	19,107	(855)	2006
Royal Coachman	Nokomis	FL	13,383	5,321	15,978	—	535	5,321	16,513	21,834	(2,125)	2004
Shangri La	Largo	FL	4,316	1,722	5,200	—	29	1,722	5,229	6,951	(685)	2004
Sherwood Forest	Kissimmee	FL	22,224	4,852	14,596	—	4,653	4,852	19,249	24,101	(6,067)	1998
Sherwood Forest RV	Kissimmee	FL	3,680	2,870	3,621	568	1,720	3,438	5,341	8,779	(1,772)	1998
Silk Oak	Clearwater	FL	3,507	1,649	5,028	—	44	1,649	5,072	6,721	(879)	2002
Silver Dollar	Odessa	FL	8,763	4,107	12,431	—	978	4,107	13,409	17,516	(1,759)	2004
Sixth Ave.	Zephryhills	FL	2,170	837	2,518	—	9	837	2,527	3,364	(346)	2004
Southern Palms	Eustis	FL	5,400	2,169	5,884	—	2,489	2,169	8,373	10,542	(2,631)	1998
Southernaire	Mt. Dora	FL	2,008	796	2,395		39	796	2,434	3,230	(320)	2004
Sunshine Holiday	Ormond Beach	FL	—	2,001	6,004	—	231	2,001	6,235	8,236	(802)	2004
Sunshine Holiday RV	Fort Lauderdale	FL	8,166	3,099	9,286	—	172	3,099	9,458	12,557	(1,151)	2004
Sunshine Key	Big Pine Key	FL	15,849	5,273	15,822	—	562	5,273	16,384	21,657	(2,102)	2004
Sunshine Travel	Vero Beach	FL	—	1,603	4,813	—	173	1,603	4,986	6,589	(636)	2004
Terra Ceia	Palmetto	FL	2,427	965	2,905	—	51	965	2,956	3,921	(390)	2004
The Heritage	N. Ft. Myers	FL	9,232	1,438	4,371	346	3,837	1,784	8,208	9,992	(3,358)	1993
The Meadows	Palm Beach Gardens	FL	5,848	3,229	9,870	—	1,950	3,229	11,820	15,049	(3,321)	1999
Three Flags RV Resort	Wildwood	FL	—	228	684	—	37	228	721	949	(39)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2007
(amounts in thousands)

						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/07
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Toby’s	Arcadia	FL	3,274	1,093	3,280	—	(33)	1,093	3,247	4,340	(456)	2003
Topics	Spring Hill	FL	2,146	844	2,568	—	223	844	2,791	3,635	(363)	2004
Tropical Palms	Kissimmee	FL	11,846	5,677	17,116	—	3,324	5,677	20,440	26,117	(2,581)	2004
Tropical Palms	Punta Gorda	FL	7,500	2,365	7,286	—	67	2,365	7,353	9,718	(430)	2006
Vacation Village	Largo	FL	2,234	1,315	3,946	—	109	1,315	4,055	5,370	(511)	2004
Villas at Spanish Oaks	Ocala	FL	12,600	2,250	6,922	—	994	2,250	7,916	10,166	(3,684)	1993
Windmill Manor	Bradenton	FL	5,862	2,153	6,125	—	1,343	2,153	7,468	9,621	(2,372)	1998
Windmill Village	N. Ft. Myers	FL	17,155	1,417	5,440	—	1,650	1,417	7,090	8,507	(5,205)	1983
Winds of St. Armands North	Sarasota	FL	20,200	1,523	5,063	—	2,702	1,523	7,765	9,288	(4,799)	1983
Winds of St. Armands South	Sarasota	FL	13,000	1,106	3,162	—	973	1,106	4,135	5,241	(2,907)	1983
Winter Garden	Winter Garden	FL	3,928	2,321	6,962	—	22	2,321	6,984	9,305	(136)	2007
Pine Island Resort	St. James City	FL	—	1,678	5,044	—	3	1,678	5,047	6,725	(70)	2007
Golf Vistas Estates	Monee	IL	14,011	2,843	4,719	—	6,427	2,843	11,146	13,989	(3,333)	1997
O’Connell’s	Amboy	IL	4,752	1,648	4,974	—	308	1,648	5,282	6,930	(769)	2004
Pine Country	Belvidere	IL	—	55	166	—	42	55	208	263	(6)	2006
Willow Lake Estates	Elgin	IL	18,049	6,138	21,033	—	4,845	6,138	25,878	32,016	(10,712)	1994
Lakeside	New Carlisle	IN	—	426	1,281	—	40	426	1,321	1,749	(180)	2004
Oak Tree Village	Portage	IN	9,680	—	—	569	3,714	569	3,714	4,283	(2,239)	1987
Twin Mills RV	Howe	IN	2,564	1,391	4,186	—	1	1,391	4,187	5,578	(155)	2006
Diamond Caverns Resort & Golf Club	Park City	KY	—	530	1,594	—	2	530	1,596	2,126	(88)	2006
Gateway to Cape Cod	Rochester	MA	—	96	288	—	39	96	327	423	(11)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2007
(amounts in thousands)

						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/07
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Old Chatham RV	South Dennis	MA	5,531	1,760	5,293	—	23	1,760	5,316	7,076	(427)	2005
Sturbridge	Sturbridge	MA	—	116	347	—	44	116	391	507	(13)	2006
Moody Beach	Moody	ME	—	97	292	—	41	97	333	430	(11)	2006
Pinehirst RV Park	Old Orchard Beach	ME	5,943	1,942	5,827	—	45	1,942	5,872	7,814	(472)	2005
Mt. Desert Narrows	Bar Harbor	ME	—	1,042	3,127	—	—	1,042	3,127	4,169	—	2007
Narrows Too	Trenton	ME	—	1,469	4,408	—	—	1,469	4,408	5,877	—	2007
Patton Pond	Ellsworth	ME	—	267	802	—	—	267	802	1,069	—	2007
Bear Cave Resort	Buchanan	MI	—	176	573	—	—	176	573	749	(29)	2006
Goose Creek	Newport	NC	11,992	4,612	13,848	750	999	5,362	14,847	20,209	(1,897)	2004
Green Mountain Park	Lenoir	NC	—	1,037	3,121	—	(4)	1,037	3,117	4,154	(173)	2006
Lake Gaston	Littleton	NC	—	136	409	—	38	136	447	583	(15)	2006
Lake Myers RV	Mocksville	NC	4,020	1,504	4,587	—	(19)	1,504	4,568	6,072	(173)	2006
Scenic	Asheville	NC	3,760	1,183	3,511	—	6	1,183	3,517	4,700	(207)	2006
Twin Lakes	Chocowinity	NC	3,643	1,719	3,361	(10)	12	1,709	3,373	5,082	(455)	2004
Waterway RV	Cedar Point	NC	5,977	2,392	7,185	—	44	2,392	7,229	9,621	(952)	2004
Sandy Beach RV	Contoocook	NH	5,170	1,755	5,265	—	41	1,755	5,306	7,061	(429)	2005
Tuxbury Resort	South Hampton	NH	1,092	3,557	3,910	—	—	3,557	3,910	7,467	(33)	2007
Lake & Shore	Ocean View	NJ	—	397	1,192	—	43	397	1,235	1,632	(43)	2006
Sea Pines	Swainton	NJ	—	208	625	—	41	208	666	874	(23)	2006
Bonanza	Las Vegas	NV	9,180	908	2,643	—	1,412	908	4,055	4,963	(2,708)	1983
Boulder Cascade	Las Vegas	NV	8,526	2,995	9,020	—	2,085	2,995	11,105	14,100	(3,467)	1998
Cabana	Las Vegas	NV	7,862	2,648	7,989	—	468	2,648	8,457	11,105	(3,799)	1994

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2007
(amounts in thousands)

						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/07
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Flamingo West	Las Vegas	NV	10,172	1,730	5,266	—	1,369	1,730	6,635	8,365	(2,804)	1994
Villa Borega	Las Vegas	NV	6,461	2,896	8,774	—	965	2,896	9,739	12,635	(3,290)	1997
Alpine Lake	Corinth	NY	14,140	4,783	14,125	153	144	4,936	14,269	19,205	(1,148)	2005
Brennan Beach	Pulaski	NY	20,948	7,325	21,141	—	822	7,325	21,963	29,288	(1,729)	2005
Greenwood Village	Manorville	NY	16,688	3,667	9,414	484	4,031	4,151	13,445	17,596	(3,996)	1998
Lake George Escape	Lake George	NY	—	3,558	10,708	4	214	3,562	10,922	14,484	(861)	2005
Rondout Valley Resort	Accord	NY	—	1,115	3,344	—	(5)	1,115	3,339	4,454	(186)	2006
Falcon Wood Village	Eugene	OR	5,139	1,112	3,426	—	336	1,112	3,762	4,874	(1,297)	1997
Mt. Hood	Welches	OR	—	1,817	5,733	—	(83)	1,817	5,650	7,467	(1,139)	2002
Quail Hollow	Fairview	OR	—	—	3,249	—	311	—	3,560	3,560	(1,238)	1997
Shadowbrook	Clackamas	OR	6,246	1,197	3,693	—	246	1,197	3,939	5,136	(1,423)	1997
Appalachian	Shartlesville	PA	4,359	1,666	5,044	—	(37)	1,666	5,007	6,673	(184)	2006
Circle M	Lancaster	PA	—	347	1,041	—	41	347	1,082	1,429	(38)	2006
Dutch County	Manheim	PA	—	93	278	—	40	93	318	411	(10)	2006
Gettysburg Farm	Dover	PA	—	117	350	—	40	117	390	507	(13)	2006
Green Acres	Breinigsville	PA	30,560	2,680	7,479	—	3,446	2,680	10,925	13,605	(6,205)	1988
Scotrun	Scotrun	PA	—	161	483	—	38	161	521	682	(18)	2006
Spring Gulch	New Holland	PA	4,614	1,593	4,795	—	72	1,593	4,867	6,460	(659)	2004
Timothy Lake North	East Stroudsburg	PA	—	311	933	—	39	311	972	1,283	(34)	2006
Timothy Lake South	East Stroudsburg	PA	—	216	649	—	28	216	677	893	(24)	2006
Inlet Oaks	Murrells Inlet	SC	4,875	1,546	4,642	—	(6)	1,546	4,636	6,182	(271)	2006
The Oaks at Point South	Yemassee	SC	—	267	814	—	(3)	267	811	1,078	(45)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2007
(amounts in thousands)

						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/07
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Country Sunshine	Weslaco	TX	2,311	627	1,881	—	510	627	2,391	3,018	(264)	2004
Fun n Sun RV	San Benito	TX	—	2,533	—	412	10,532	2,945	10,532	13,477	(3,406)	1998
Lakewood	Harlingen	TX	—	325	979	—	84	325	1,063	1,388	(145)	2004
Paradise Park RV	Harlingen	TX	4,798	1,568	4,705	—	139	1,568	4,844	6,412	(626)	2004
Paradise South	Mercedes	TX	1,647	448	1,345	—	121	448	1,466	1,914	(184)	2004
Southern Comfort	Weslaco	TX	2,655	1,108	3,323	—	83	1,108	3,406	4,514	(441)	2004
Sunshine RV	Harlingen	TX	—	1,494	4,484	—	119	1,494	4,603	6,097	(593)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	199	1,221	4,008	5,229	(797)	2002
All Seasons	Salt Lake City	UT	3,450	510	1,623	—	235	510	1,858	2,368	(698)	1997
Westwood Village	Farr West	UT	7,158	1,346	4,179	—	1,282	1,346	5,461	6,807	(1,992)	1997
Harbor View	Colonial Beach	VA	—	67	202	—	294	67	496	563	(12)	2006
Meadows of Chantilly	Chantilly	VA	34,800	5,430	16,440	—	5,396	5,430	21,836	27,266	(9,018)	1994
Williamsburg	Williamsburg	VA	—	117	350	—	37	117	387	504	(13)	2006
Kloshe Illahee	Federal Way	WA	5,606	2,408	7,286	—	439	2,408	7,725	10,133	(2,652)	1997
Arrowhead	Wisconsin Dells	WI	1,802	522	1,616	—	(11)	522	1,605	2,127	(64)	2006
Caledonia	Caledonia	WI	—	376	1,127	10	31	386	1,158	1,544	(121)	2004
Freemont	Freemont	WI	4,138	1,432	4,296	5	180	1,437	4,476	5,913	(472)	2004
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	(8)	714	2,144	2,858	(117)	2006
Yukon Trails	Lyndon Station	WI	—	547	1,629	9	99	556	1,728	2,284	(190)	2004
Thousand Trails (57 Properties)	Various		—	48,537	113,253	102	1,422	48,648	114,674	163,322	(11,957)	2004
Thousand Trails (2 Properties)	Various		—	1,800	8,200	—	—	1,800	8,200	10,000	(456)	2006

Subtotal of Properties Held for Long Term			1,541,904	533,796	1,554,951	4,918	270,627	538,723	1,825,577	2,364,300	(477,047)

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2007
(amounts in thousands)

						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/07
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition

Properties Held for Sale
Holiday Village, IA	Sioux City	IA	—	313	3,744	(313)	(3,691)	—	53	53	—	1986
Creekside	Wyoming	MI	3,716	1,109	3,646	—	167	1,109	3,813	4,922	(929)	1998
Casa Village	Billings	MT	10,768	1,011	3,109	157	3,683	1,168	6,792	7,960	(3,175)	1983

Subtotal of Properties Held for Sale			14,484	2,433	10,499	(156)	159	2,277	10,658	12,935	(4,104)
Realty Systems, Inc.			—	—	—	—	6,791	—	6,791	6,791	(1,996)	2002
Management Business			—	—	436	—	11,653	—	12,089	12,089	(11,064)	1990

			1,556,388	536,229	1,565,886	4,762	289,230	541,000	1,855,115	2,396,115	(494,211)

NOTES:

(1)	For depreciable property, the Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen year estimated life for building upgrades and a three-to-seven year estimated life for furniture and fixtures.

(2)	The schedule excludes Properties in which the Company has a non-controlling joint venture interest and accounts for using the equity method of accounting.

(3)	The balance of furniture and fixtures included in the total amounts was approximately $32.7 million as of December 31, 2007.

(4)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $2.4 billion, as of December 31, 2007.

(5)	All Properties were acquired, except for Country Place Village, which was constructed.

(6)	These properties were held for sale as of December 31, 2007, pursuant to FAS 144.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2007
(amounts in thousands)
     The changes in total real estate for the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005

Balance, beginning of year	$2,337,460	$2,152,567	$2,035,790
Acquisitions	45,646	164,949	90,109
Improvements	29,384	32,205	32,927
Dispositions and other	(16,375)	(12,261)	(6,259)

Balance, end of year	$2,396,115	$2,337,460	$2,152,567

     The changes in accumulated depreciation for the years ended December 31, 2007, 2006, and 2005 were as follows:

	2007	2006	2005

Balance, beginning of year	$435,809	$378,325	$322,867
Depreciation expense	63,991	60,770	56,822
Dispositions and other	(5,589)	(3,286)	(1,364)

Balance, end of year	$494,211	$435,809	$378,325