Form 10-Q
period 2008-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2008-05-07
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
24,573,380 shares of Common Stock as of May 5, 2008.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of March 31, 2008 and December 31, 2007
(amounts in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Investment in real estate:
Land	$542,004	$541,000
Land improvements	1,706,760	1,700,888
Buildings and other depreciable property	155,554	154,227

	2,404,318	2,396,115
Accumulated depreciation	(510,546)	(494,211)

Net investment in real estate	1,893,772	1,901,904
Cash and cash equivalents	2,567	5,785
Notes receivable, net	11,039	10,954
Investment in joint ventures	9,563	4,569
Rents receivable, net	909	1,156
Deferred financing costs, net	11,470	12,142
Inventory, net	62,649	63,526
Escrow deposits and other assets	36,277	33,659

Total Assets	$2,028,246	$2,033,695

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$1,551,230	$1,556,392
Unsecured lines of credit	82,100	103,000
Accrued payroll and other operating expenses	39,791	34,617
Accrued interest payable	8,948	9,164
Rents received in advance and security deposits	37,835	37,274
Distributions payable	6,070	4,531

Total Liabilities	1,725,974	1,744,978

Commitments and contingencies

Minority interests – Common OP Units and other	20,117	17,776
Minority interests – Perpetual Preferred OP Units	200,000	200,000

Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 100,000,000 shares authorized; 24,558,959 and 24,348,517 shares issued and outstanding for March 31, 2008 and December 31, 2007, respectively	237	236
Paid-in capital	314,203	310,803
Distributions in excess of accumulated earnings	(232,285)	(240,098)

Total stockholders’ equity	82,155	70,941

Total Liabilities and Stockholders’ Equity	$2,028,246	$2,033,695

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Quarters Ended March 31, 2008 and 2007
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended
	March 31,
	2008	2007
Property Operations:
Community base rental income	$61,034	$58,799
Resort base rental income	34,597	31,721
Utility and other income	10,791	10,100

Property operating revenues	106,422	100,620

Property operating and maintenance	33,769	31,189
Real estate taxes	7,440	7,358
Property management	5,294	4,658

Property operating expenses (exclusive of depreciation shown separately below)	46,503	43,205

Income from property operations	59,919	57,415

Home Sales Operations:
Gross revenues from inventory home sales	6,195	9,107
Cost of inventory home sales	(6,750)	(8,117)

(Loss) Gross profit from inventory home sales	(555)	990
Brokered resale revenues, net	367	493
Home selling expenses	(1,513)	(2,251)
Ancillary services revenues, net	1,448	1,540

(Loss) Income from home sales operations and other	(253)	772

Other Income (Expenses):
Interest income	387	537
Income from other investments, net	6,910	4,966
General and administrative	(5,399)	(3,671)
Rent control initiatives	(1,347)	(436)
Interest and related amortization	(24,984)	(25,793)
Depreciation on corporate assets	(98)	(110)
Depreciation on real estate assets	(16,274)	(15,624)

Total other expenses, net	(40,805)	(40,131)

Income before minority interests, equity in income of unconsolidated joint ventures and discontinued operations	18,861	18,056

Income allocated to Common OP Units	(3,001)	(2,977)
Income allocated to Perpetual Preferred OP Units	(4,032)	(4,031)
Equity in income of unconsolidated joint ventures	884	1,319

Income from continuing operations	12,712	12,367

Discontinued Operations:
Discontinued operations	57	120
(Loss) Gain on sale from discontinued real estate	(41)	4,586
Income allocated to Common OP Units from discontinued operations	(3)	(913)

Income from discontinued operations	13	3,793

Net income available for Common Shares	$12,725	$16,160

     The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations (Continued)
For the Quarters Ended March 31, 2008 and 2007
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended
	March 31,
	2008	2007
Earnings per Common Share – Basic:

Income from continuing operations	$0.53	$0.52
Income from discontinued operations	—	0.16

Net income available for Common Shares	$0.53	$0.68

Earnings per Common Share – Fully Diluted:
Income from continuing operations	$0.52	$0.51
Income from discontinued operations	—	0.15

Net income available for Common Shares	$0.52	$0.66

Distributions declared per Common Share outstanding	$0.20	$0.15

Weighted average Common Shares outstanding – basic	24,200	23,910

Weighted average Common Shares outstanding – fully diluted	30,386	30,351

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended March 31, 2008 and 2007
(amounts in thousands)
(unaudited)

	March 31,	March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$12,725	$16,160
Adjustments to reconcile net income to cash provided by operating activities:
Income allocated to minority interests	7,024	7,921
Loss (Gain) on sale of discontinued real estate	41	(4,586)
Depreciation expense	16,961	16,100
Amortization expense	704	727
Debt premium amortization	(320)	(403)
Equity in income of unconsolidated joint ventures	(1,476)	(1,685)
Distributions from unconsolidated joint ventures	1,006	2,578
Amortization of stock-related compensation	1,593	938
Accrued long term incentive plan compensation	274	—
Increase in provision for uncollectible rents receivable	163	112
Increase in provision for inventory reserve	314	15
Changes in assets and liabilities:
Rents receivable	84	(241)
Inventory	563	(1,627)
Escrow deposits and other assets	(4,798)	1,039
Accrued payroll and other operating expenses	(216)	165
Rents received in advance and security deposits	5,398	4,799

Net cash provided by operating activities	40,040	42,012

Cash Flows From Investing Activities:
Acquisition of real estate	(3,984)	(1,903)
Disposition of real estate	—	7,725
Net tax-deferred exchange withdrawal (deposit)	2,124	(3,655)
Joint Ventures:
Investments in	(5,108)	(1,479)
Distributions from	—	114
Net (borrowings) repayment of notes receivable	(85)	6,962
Improvements:
Corporate	(17)	(140)
Rental properties	(2,153)	(3,286)
Site development costs	(2,014)	(2,883)

Net cash (used in) provided by investing activities	(11,237)	1,455

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	2,309	2,450
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(8,557)	(6,334)
Lines of credit:
Proceeds	39,800	16,600
Repayments	(60,700)	(51,400)
Principal repayments on disposition	—	(1,992)
Principal repayments and mortgage debt payoff	(4,841)	(4,392)
Debt issuance costs	(32)	(4)

Net cash used in financing activities	(32,021)	(45,072)

Net decrease in cash and cash equivalents	(3,218)	(1,605)
Cash and cash equivalents, beginning of period	5,785	1,605

Cash and cash equivalents, end of period	$2,567	$—

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Quarters Ended March 31, 2008 and 2007
(amounts in thousands)
(unaudited)

	March 31,	March 31,
	2008	2007
Supplemental Information:
Cash paid during the period for interest	$24,295	$25,884
Non-cash investing and financing activities:
Real estate acquisition and disposition
Mortgage debt assumed and financed on acquisition of real estate	$—	$3,476
Other assets and liabilities, net, acquired on acquisition of real estate	$36	$314
Proceeds from loan to pay insurance premiums	$—	$4,300
The accompanying notes are an integral part of the financial statements.

Definition of Terms:
     Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”), are referred to herein as the “Company,” “ELS,” “we,” “us,” and “our.” Capitalized terms used but not defined herein are as defined in the Company’s Annual Report on Form 10-K (“2007 Form 10-K”) for the year ended December 31, 2007.
Presentation:
     These unaudited Consolidated Financial Statements have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2007 Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2007 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full year results.
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
     The Company has applied the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) – an interpretation of ARB 51. The objective of FIN 46R is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company has also applied Emerging Issues Task Force 04-5 – Accounting for investments in limited partnerships when the investor is the sole general partner and the limited partners have certain rights (“EITF 04-5”) which determines whether a general partner or the general partners as a group controls a limited partnership or similar entity and therefore should consolidate the entity. The Company will apply FIN 46R and EITF 04-5 to all types of entity ownership (general and limited partnerships and corporate interests).
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
     As of December 31, 2007, the Bar Harbor joint venture has been consolidated with the operations of the Company as the Company has determined that as of December 31, 2007 the company was the primary beneficiary by applying the standards of FIN 46R.
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

Note 1 – Summary of Significant Accounting Policies (continued)
(c) Markets
     The Company manages all of its operations on a property-by-property basis. Since each Property has similar economic and operational characteristics, the Company has one reportable segment, which is the operation of land lease Properties. The distribution of the Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of Properties outside such markets.
(d) Inventory
     Inventory consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. The expense for the inventory reserve is included in the cost of home sales in our Consolidated Statements of Operations. (See Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)
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
     Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We use a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. The values of above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term, which includes an estimated probability of lease renewal. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred, and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized and then expensed over the asset’s estimated useful life.
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
(i) Income from Other Investments, net
     Income from other investments, net primarily includes revenue relating to the Company’s ground leases with Privileged Access L.P. (“Privileged Access”). The ground leases with Privileged Access for approximately 24,300 sites at 82 of the Company’s Properties are accounted for in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases. The Company recognized income related to these ground leases of approximately $6.4 million and $4.9 million for the quarters ended March 31, 2008 and 2007, respectively.
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
     Approximately 70 Florida Properties suffered damage from five hurricanes that struck the state during 2004 and 2005. As of April 22, 2008, the Company estimates its total claims to exceed $21.0 million. The Company has made claims for full recovery of these amounts, subject to deductibles. Through March 31, 2008, the Company has made total expenditures of approximately $18.0 million. Approximately $6.9 million of these expenditures have been capitalized per the Company’s capitalization policy through March 31, 2008.

Note 1 – Summary of Significant Accounting Policies (continued)
     The Company has received proceeds from insurance carriers of approximately $8.4 million through March 31, 2008. The proceeds were accounted for in accordance with the Statement of Financial Accounting Standards No.5, “Accounting for Contingencies” (“SFAS No. 5”). During the quarter ended March 31, 2008, approximately $0.4 million has been recognized as a gain on insurance recovery, which is net of approximately $0.1 million of contingent legal fees and included in income from other investments, net.
     On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion of this lawsuit.
(k) Deferred Financing Costs
     Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit, unamortized deferred financing fees are accounted for in accordance with EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”). Accumulated amortization for such costs was $11.0 million and $10.3 million at March 31, 2008 and December 31, 2007, respectively.
(l) Recent Accounting Pronouncements
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of SFAS No. 133. SFAS No. 161 is intended to enhance the disclosure framework in SFAS No. 133 by requiring objectives of using derivatives to be disclosed in terms of underlying risk and accounting designation. The statement requires a new tabular disclosure format as a way of providing a more complete picture of derivative positions and their effect during the reporting period. SFAS No. 161 is effective November 15, 2008 with early adoption recommended. The Company does not believe SFAS No. 161 will have an impact on the consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheet and Consolidated Income Statement. SFAS No. 160 is effective January 1, 2009 with early adoption prohibited. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R replaces FASB Statement No. 141 but retains the fundamental requirements set forth in SFAS No. 141 that the acquisition method of accounting (also known as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R replaces, with limited exceptions as specified in the statement, the cost allocation process in SFAS No. 141 with a fair value based allocation process. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The Company has not yet determined the impact, if any, that SFAS No. 141R will have on its consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies (continued)
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The adoption of SFAS No. 159 is optional and the Company has not yet determined the impact, if any, that SFAS No. 159 will have on its consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for the Company beginning January 1, 2008. The Company does not expect that the adoption of SFAS No. 157 will have a material effect on its financial statements.

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
     The following table sets forth the computation of basic and diluted earnings per common share for the quarters ended March 31, 2008 and 2007 (amounts in thousands):

	Quarters Ended
	March 31,
	2008	2007
Numerators:
Income from Continuing Operations:
Income from continuing operations – basic	$12,712	$12,367
Amounts allocated to dilutive securities	3,001	2,977

Income from continuing operations – fully diluted	$15,713	$15,344

Income from Discontinued Operations:
Income from discontinued operations – basic	$13	$3,793
Amounts allocated to dilutive securities	3	913

Income from discontinued operations – fully diluted	$16	$4,706

Net Income Available for Common Shares – Fully Diluted:
Net income available for Common Shares – basic	$12,725	$16,160
Amounts allocated to dilutive securities	3,004	3,890

Net income available for Common Shares – fully diluted	$15,729	$20,050

Denominator:
Weighted average Common Shares outstanding – basic	24,200	23,910
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	5,828	5,971
Employee stock options and restricted shares	358	470

Weighted average Common Shares outstanding – fully diluted	30,386	30,351

Note 3 – Common Stock and Other Equity Related Transactions
     On April 11, 2008, the Company paid a $0.20 per share distribution for the quarter ended March 31, 2008 to stockholders of record on March 28, 2008. On March 31, 2008, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

Note 4 – Investment in Real Estate
     Investment in real estate is comprised of (amounts in thousands):

	As of
	March 31,	December 31,
Properties Held for Long Term	2008	2007
Investment in real estate:
Land	$539,727	$538,723
Land improvements	1,696,648	1,690,784
Buildings and other depreciable property	154,997	153,671

	2,391,372	2,383,178
Accumulated depreciation	(506,443)	(490,108)

Net investment in real estate	$1,884,929	$1,893,070

	As of
	March 31,	December 31,
Properties Held for Sale	2008	2007
Investment in real estate:
Land	$2,277	$2,277
Land improvements	10,112	10,104
Buildings and other depreciable property	557	556

	12,946	12,937
Accumulated depreciation	(4,103)	(4,103)

Net investment in real estate	$8,843	$8,834

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, furniture, fixtures and equipment.
     On January 23, 2008, we acquired a 151-site resort Property known as Lake George Schroon Valley Resort on approximately 20 acres in Warrensburg, New York. The purchase price was approximately $2.1 million and was funded by proceeds from the tax-deferred exchange account established as a result of the November 2007 sale of Holiday Village-Iowa.
     On January 14, 2008, we acquired a 179-site resort Property known as Grandy Creek located on 63 acres near Concrete, Washington. The purchase price was $1.8 million and the Property was leased to Privileged Access.
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
     As of March 31, 2008, the Company had two Properties designated as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. As such, the results from operations of these two Properties are classified as income from discontinued operations. The Company expects to sell these Properties for proceeds greater than their net book value. The Properties classified as held for disposition as of March 31, 2008 are listed in the table below.

Note 4 – Investment in Real Estate (continued)

Property	Location	Sites
Casa Village	Billings, MT	490
Creekside	Wyoming, MI	165
     The following table summarizes the combined results of operations of the two Properties held for sale and three previously sold Properties for the quarters ended March 31, 2008 and 2007, respectively (amounts in thousands).

	Quarters Ended
	March 31,
	2008	2007
Rental income	$537	$836
Utility and other income	42	65

Property operating revenues	579	901
Property operating expenses	288	550

Income from property operations	291	351

(Loss) Income from home sales operations	(3)	3

Interest and Amortization	(231)	(234)
Depreciation	—	—

Total other expenses	(231)	(234)

(Loss) Gain on sale of property	(41)	4,586
Minority interest	(3)	(913)

Income from discontinued operations	$13	$3,793

Note 5 – Investment in Joint Ventures
     The Company recorded approximately $0.9 million and $1.3 million of net income from joint ventures, net of approximately $0.6 million and $0.4 million of depreciation expense for the quarters ended March 31, 2008 and 2007, respectively. The Company received approximately $1.0 million and $2.7 million in distributions from such joint ventures for the quarters ended March 31, 2008 and 2007, respectively. Approximately $1.0 million and $2.6 million of such distributions were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the quarters ended March 31, 2008 and 2007, respectively. The remaining distributions were classified as return of capital and classified as investing activities on the Consolidated Statements of Cash Flows. Approximately $0.8 million and $2.0 million of the distributions received in the quarters ended March 31, 2008 and 2007, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures. Of these distributions, $0.6 million relates to the gain on the payoff of our share of seller financing in excess of our joint venture basis on one Lakeshore investment.
     On February 15, 2008, the Company acquired an additional 25% interest in Voyager RV Resort for approximately $5.5 million, increasing the Company’s ownership interest to 50%.

Note 5 – Investment in Joint Ventures (continued)
     The following table summarizes the Company’s investments in unconsolidated joint ventures (with the number of Properties shown parenthetically as of March 31, 2008 and December 31, 2007, respectively with dollar amounts in thousands):

							JV Income for
					Investment as of		Quarters Ended
		Number	Economic		March 31,	December 31,	March 31,	March 31,
Investment	Location	of Sites	Interest (a)		2008	2007	2008	2007
Meadows	Various (2,2)	1,027	50%		$104	$138	$56	$41
Lakeshore	Florida (2,2)	342	90%		80	61	691	68
Voyager	Arizona (1,1)	1,706	50	%(b)	9,258	3,368	425	216
Maine Portfolio	Maine (0,0)(c)	—	—		—	—	—	(205)
Other Investments	Various (9,10)(d)	2,952	25%		121	1,003	(288)	1,199

		6,027			$9,563	$4,570	$884	1,319

(a)	The percentages shown approximate the Company’s economic interest as of March 31, 2008. The Company’s legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort. Also included is a 25% interest in the utility plant servicing the Property and an adjacent parcel of vacant land.

(c)	As of December 31, 2007, the Bar Harbor joint venture was consolidated with the operations of the Company as the Company determined that as of that date we are the primary beneficiary by applying the standards of FIN 46R.

(d)	The Company received funds held for the initial investment in one of the Morgan Properties during the quarter ended March 31, 2008.

Note 6 — Inventory
     The following table sets forth Inventory as of March 31, 2008 and December 31, 2007 (amounts in thousands):

	March 31,	December 31,
	2008	2007
New homes (1)	$49,500	$51,083
Used homes (2)	11,751	10,912
Other	2,542	2,361

Total inventory (3)	63,793	64,356
Inventory reserve	(1,144)	(830)

Inventory, net of reserves	$62,649	$63,526

(1)	Includes 849 and 860 new units as of March 31, 2008 and December 31, 2007, respectively.

(2)	Includes 1,042 and 978 used units as of March 31, 2008 and December 31, 2007, respectively.

(3)	Includes $0.3 million in discontinued operations as of March 31, 2008 and December 31, 2007.
     Included in the new and used inventory are approximately $28.7 million and $22.9 million of homes that are being rented or are available for rental, generally on an annual basis, as of March 31, 2008 and December 31, 2007, respectively.
     Resale revenues are stated net of commissions paid to employees of $0.2 million and $0.3 million for quarters ended March 31, 2008 and 2007, respectively.
Note 7 – Notes Receivable
     As of March 31, 2008 and December 31, 2007, the Company had approximately $11.0 million in notes receivable. As of March 31, 2008 and December 31, 2007, the Company had approximately $10.7 and $10.6 million, respectively, in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.1%, have a weighted average term remaining of approximately nine years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of approximately $105,000 and $160,000 as of March 31, 2008 and December 31, 2007, respectively. During the quarter ended March 31, 2008, approximately $0.5 million was repaid and an additional $1.0 million was loaned to homeowners.
     As of March 31, 2008 and December 31, 2007, the Company had approximately $0.4 million in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of common OP Units and partnership interests in certain joint ventures.
Note 8 – Long-Term Borrowings
     As of March 31, 2008 and December 31, 2007, the Company had outstanding mortgage indebtedness on Properties held for long-term investment of approximately $1,537 million and $1,542 million, respectively, and approximately $14 million of mortgage indebtedness, on Properties held for sale as of March 31, 2008 and December 31, 2007. The weighted average interest rate, including amortization expense, on long-term borrowings for the quarter ending March 31, 2008 and the year ending December 31, 2007, was approximately 6.1% per annum. The debt bears interest at rates of 4.3% to 10.0% per annum and matures on various dates ranging from 2008 to 2016. Included in our debt balance are three capital leases with an imputed interest rate of 13.1% per annum. The debt encumbered a total of 164 of the Company’s Properties as of March 31, 2008 and December 31, 2007, and the carrying value of such Properties was approximately $1,787 million and $1,784 million, respectively, as of such dates.
     As of March 31, 2008 and December 31, 2007, the $370.0 million bank commitment had $287.9 million and $267.0 million, respectively, available for future borrowings. The weighted average interest rate for the quarter ending March 31, 2008 and the year ending December 31, 2007 was 5.49% and 6.84% per annum, respectively.

Note 9 – Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which was adopted on July 1, 2005.
     Stock-based compensation expense was approximately $1.6 million and $1.0 million for the quarters ended March 31, 2008 and 2007, respectively.
     Pursuant to the Stock Option Plan as discussed in Note 13 to the 2007 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options (“Options”). During the quarter ended March 31, 2008, Options for 121,167 shares of common stock were exercised for gross proceeds of approximately $2.0 million.
     On January 4, 2008, the Company awarded restricted stock grants for 30,000 shares of common stock at a fair market value of approximately $1.3 million to Mr. Joe McAdams. One-third of the restricted common stock vested immediately upon issuance, with one-third will vest on each of December 31, 2008 and December 31, 2009.
     On January 31, 2008, the Company awarded restricted stock grants for 8,000 shares of common stock at a fair market value of approximately $349,000, and awarded Options to purchase 115,000 shares of common stock with an exercise price of $43.67 per share to certain members of the Board of Directors for services rendered in 2007. One-third of the Options to purchase common stock and the shares of restricted common stock covered by these awards vests on each of December 31, 2008, December 31, 2009, and December 31, 2010.
Note 10 – Long-Term Cash Incentive Plan
     On May 15, 2007, the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (the “Plan”) to provide a long-term cash bonus opportunity to certain members of the Company’s management and executive officers. The total cumulative payment for all participant’s (the Eligible Payment) is based upon certain performance conditions being met. Such performance conditions include the Company’s Compound Annual Funds From Operations Per Share Growth Rate over the three-year period ending December 31, 2009, which is further adjusted upward or downward based on the Company’s Total Return compared to a selected peer group. The Company accounts for the Plan in accordance with SFAS 123(R). As of March 31, 2008, the Company had accrued compensation expense of approximately $1.0 million related to the Plan, including approximately $0.3 million in the quarter ended March 31, 2008.
Note 11 — Transactions with Related Parties
Privileged Access
     Mr. McAdams, the Company’s President effective January 1, 2008, owns 100 percent of Privileged Access. The Company has entered into an employment agreement effective as of January 1, 2008 (the “Agreement”) with Mr. McAdams which provides for an initial term of three years, but such Agreement can be terminated at any time. The Agreement provides for a minimum annual base salary of $300,000, with the option to receive an annual bonus in an amount up to three times his base salary. Mr. McAdams is also subject to a non-compete clause and to mitigate potential conflicts of interest shall have no authority, on behalf of the Company and its affiliates, to enter into any agreement with any entity controlling, controlled by or affiliated with Privileged Access. Prior to forming Privileged Access, Mr. McAdams was a member of our Board of Directors from January 2004 to October 2005. Simultaneous with his appointment as president of Equity Lifestyle Properties, Inc., Mr. McAdams resigned as Privileged Access’s Chairman, President and CEO. However, he will remain on the board of PATT Holding Company, LLC (“PATT”), Thousand Trails’ parent entity and a subsidiary of Privileged Access and retains 100 percent ownership of Privileged Access.
     Mr. Heneghan, the Company’s CEO, is a member of the board of PATT, pursuant to the Company’s rights under its resort Property leases with Privileged Access to represent the Company’s interests. Mr. Heneghan does not receive compensation in his capacity as a member of such board.

Note 11 — Transactions with Related Parties (continued)
Privileged Access has substantial business relationships with the Company, including the following:
•	As of March 31, 2008, we are leasing approximately 24,300 sites at 82 resort Properties (which includes 60 Properties operated by a subsidiary of Privileged Access known as the “TT Portfolio”) to Privileged Access or its subsidiaries. For the quarters ended March 31, 2008, and 2007, we recognized approximately $6.4 million, and $4.9 million, respectively, in rent from these leasing arrangements. The lease income is included in Income from other investments, net in the Company’s Consolidated Statement of Operations. As of March 31, 2008 and December 31, 2007, no payments and approximately $0.1 million, respectively, were outstanding. During the quarters ended March 31, 2008 and 2007, the Company made no reimbursements to Privileged Access for capital improvements.

Effective January 1, 2008, the leases for these Properties provide for the following significant terms: a) annual fixed rent of approximately $25.5 million, b) annual rent increases at the higher of CPI or a renegotiated amount based upon the fair market value of the Properties, c) expiration date of January 15, 2020, and d) two 5-year extension terms at the option of Privileged Access. The January 1, 2008 lease for the TT Portfolio also included provisions where the Company paid Privileged Access $1 million for entering into the amended lease. The $1 million payment will be amortized on a pro-rata basis over the term of the lease as an offset to the annual lease payments. Additionally, the Company also agreed to reimburse Privileged Access up to $5 million for the cost of any improvements made to the TT Portfolio. The Company shall reimburse Privileged Access only if the improvement has been pre-approved, is a depreciable fixed asset and supporting documentation is provided. The assets purchased with the capital improvement fund will be the assets of the Company and will be amortized in accordance with the Company’s depreciation policies.

The Company has subordinated its lease payment for the TT Portfolio to a bank that has loaned Privileged Access $5 million as of March 31, 2008. Privileged Access is obligated to pay back $2.5 million of the loan in 2009 and the final $2.5 million in 2010. The Company believes that the possibility that Privileged Access would not make its lease payment on the TT Portfolio as a result of the subordination is remote.

•	Since June 12, 2006, Privileged Access has leased 130 cottage sites at Tropical Palms, a resort Property located near Orlando, Florida. For the quarters ended March 31, 2008 and 2007, we earned approximately $0.3 million and $0.4 million, respectively, in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. As of both March 31, 2008 and December 31, 2007, approximately $0.4 million in lease payments were outstanding. The Tropical Palms lease currently provides for the following significant terms: a) annual fixed rent of approximately $1.4 million, paid quarterly, b) percentage rent of 50% of the tenants gross revenues in excess of the fixed rent, and c) expiration date of June 30, 2008.

•	The Company leased 40 to 160 sites at three resort Properties in Florida, to a subsidiary of Privileged Access from October 1, 2007 until September 30, 2010. The sites will vary during each month of the lease term due to the seasonality of the resort business in Florida. For the quarter ended March 31, 2008, we recognized approximately $0.1 million in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. As of March 31, 2008 and December 31, 2007, no amounts are outstanding under this lease. The annual fixed rent is approximately $0.2 million.

•	The Company leased 40 to 160 sites at Lake Magic, a resort Property in Clermont, Florida, to a subsidiary of Privileged Access from December 15, 2006 until September 30, 2007. The sites varied during each month of the lease term due to the seasonality of the resort business in Florida. For the quarter ended March 31, 2007, we recognized approximately $0.1 million in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. As of March 31, 2008, no amounts are outstanding under this expired lease.

Note 11 — Transactions with Related Parties (continued)
•	The Company has an option to purchase the subsidiaries of Privileged Access, including TT, beginning on April 14, 2009, at the then fair market value, subject to the satisfaction of a number of significant contingencies (“ELS Option”). The ELS Option terminates on January 15, 2020. The Company has consented to a fixed price option where the Chairman of PATT can acquire the subsidiaries of Privileged Access anytime before December 31, 2011. If the Company exercised the ELS Option prior to December 31, 2011, the fixed price option would terminate.

•	Privileged Access and the Company have agreed to certain arrangements in which we may utilize each other’s services. During the quarter ended March 31, 2008, the Company expensed approximately $48,000 for the use of a Privileged Access employee who is managing the Company’s call center and $24,000 and $0 were accrued for Privileged Access as of March 31, 2008 or December 31, 2007, respectively for the call center services. For the remainder of 2008, the Company expects to incur approximately $1.0 million in costs for Privileged Access to assist the Company with functions such as: call center management, information technology, legal, sales and marketing. The Company expects to receive approximately $0.1 million from Privileged Access for Privileged Access use of certain Company information technology resources during the remainder of 2008. The Company and Privileged Access expect to add additional shared employee arrangements and will engage a third party to evaluate the fair market value of such employee services.
     In addition to the arrangements described above, the Company has the following arrangements with Privileged Access. In each arrangement, the amount of income or expense, as applicable, recognized by the Company for the quarter ended March 31, 2008 is less than $0.1 million and there were no amounts due under these arrangements as of March 31, 2008 or December 31, 2007. Each arrangement is expected to generate less than $0.1 million of revenue, or expense as applicable, for the year ending December 31, 2008.
•	Since November 1, 2006, the Company has leased 41 to 44 sites at 22 resort Properties to Privileged Access (the “Park Pass Lease”). The Park Pass Lease expires on October 31, 2008.

•	The Company and Privileged Access have entered into a Site Exchange Agreement for a one-year period beginning September 1, 2007 and ending August 31, 2008. Under the Site Exchange Agreement, the Company is allowing Privileged Access to use 20 sites at an Arizona resort Property known as Countryside. In return, Privileged Access is allowing the Company to use 20 sites at an Arizona resort Property known as Verde Valley Resort (a property in the TT Portfolio).

•	On September 15, 2006, the Company and Privileged Access entered into a Park Model Sales Agreement related to a Texas resort Property in the TT Portfolio known as Lake Conroe. Under the Park Model Sales Agreement, Privileged Access was allowed to sell up to 26 park models at Lake Conroe. Privileged Access is obligated to pay the Company 90% of the site rent collected from the park model buyer. All 26 homes have been sold as of December 31, 2007.

•	The Company advertises in Trailblazer, a magazine that is published by a subsidiary of Privileged Access. Trailblazer is an award-winning recreational lifestyle magazine for active campers, which is read by more than 65,000 paid subscribers.

•	On April 1, 2008, the Company entered into a six-month lease for a corporate apartment located in Chicago, Illinois for use by Mr. McAdams and other employees of the Company and Privileged Access. The Company pays monthly rent payments, plus utilities and housekeeping expenses. Mr. McAdams and Privileged Access reimburse the Company for their use of the apartment.

Note 11 — Transactions with Related Parties (continued)
     The Company is not required, explicitly or implicitly, to protect Mr. McAdams from absorbing losses incurred by Privileged Access and observes that it could be required to consolidate Privileged Access in the event it were to provide subordinated financial support to Mr. McAdams or Privileged Access—either directly or indirectly—in the future.
Corporate headquarters
     The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, the Company’s Chairman of the Board. Fees paid to this entity amounted to approximately $163,000 and $196,000 for the quarters ended March 31, 2008 and 2007, respectively. The Company had no amounts due to this entity as of March 31, 2008 and December 31, 2007, respectively.
Note 12 – Commitments and Contingencies
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

Note 12 – Commitments and Contingencies (continued)
     The Company also had pending a claim seeking a declaration that the Company could close the Property and convert it to another use which claim was not tried in 2002. The United States Supreme Court issued the property rights rulings in 2005 and subsequently on January 27, 2006, the Court hearing the San Rafael cases issued a ruling that granted the Company’s motion for leave to amend to assert alternative takings theories in light of the United States Supreme Court’s decisions. The Court’s ruling also denied the Company’s post trial motions related to the settlement agreement and dismissed the park closure claim without prejudice to the Company’s ability to reassert such claim in the future. As a result, the Company filed a new complaint challenging the City’s ordinance as violating the takings clause and substantive due process. The City of San Rafael filed a motion to dismiss the amended complaint. On December 5, 2006, the Court denied portions of the City’s motion to dismiss that had sought to eliminate certain of the Company’s taking claims and substantive due process claims. The Company’s claims against the City were tried in a bench trial during April 2007. On July 26, 2007, the United States District Court for the Northern District of California issued Preliminary Findings of Facts and Legal Standards, Preliminary Conclusions of Law and Request for Further Briefing (“Preliminary Findings”) in this matter. The Company filed the Preliminary Findings on Form 8-K on August 2, 2007. In August 2007, the Company and the City filed the further briefs requested by the Court. On January 29, 2008, the Court issued its Findings of Facts, Conclusions of Law and Order Thereon (the “Order”). The Company filed the Order on Form 8-K on January 31, 2008. On March 14, 2008, the Company filed a petition for attorneys’ fees incurred in the amount of approximately $6,800,000 plus costs of approximately $1,274,000. The City also filed a petition for attorneys’ fees incurred in the amount of approximately $763,000 plus costs of approximately $58,000 in connection with the jury verdict that found no breach of the settlement agreement (as described above). While the City alleges it is the prevailing party on the settlement agreement issue, the Company asserts that the outcome of the entirety of the case finding the ordinance unconstitutional means that the Company is the prevailing party in the case. The parties have submitted briefs with respect to the petitions for attorneys’ fees and costs, which remain pending before the court and there can be no assurances as to the outcome of these petitions.
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
     In June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinance and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The Court of Appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company

Note 12 – Commitments and Contingencies (continued)
in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand, the trial court was directed to decide the issue of damages to the Company from these ordinances, which the Company believes is consistent not only with the Company receiving the economic benefit of invalidating one of the ordinances, but also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. The remand action was tried to the court in the third quarter of 2007. On January 25, 2008, the trial court issued a preliminary ruling determining that the Company had not incurred any damages from these ordinances and actions primarily on the grounds that the ordinances afforded the Company a fair rate of return. The Company sought clarification of this ruling. On April 9, 2008, the court issued a final statement of decision that included a clarification stating that the constitutional issues were not resolved on the merits and that the court had not determined that the ordinances afforded the Company a fair rate of return outside the remand period. The Company plans to appeal.
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
     In October 2004, the United States Supreme Court granted certiorari in State of Hawaii vs. Chevron USA, Inc., a Ninth Circuit Court of Appeals case that upheld the standard that a regulation must substantially advance a legitimate state purpose in order to be constitutionally viable under the Fifth Amendment. On May 24, 2005 the United States Supreme Court reversed the Ninth Circuit Court of Appeals in an opinion that clarified the standard of review for regulatory takings brought under the Fifth Amendment. The Supreme Court held that the heightened scrutiny applied by the Ninth Circuit is not the applicable standard in a regulatory takings analysis, but is an appropriate factor for determining if a due process violation has occurred. The Court further clarified that regulatory takings would be determined in significant part by an analysis of the economic impact of the regulation. The Company believes that the severity of the economic impact on its Properties caused by rent control will enable it to continue to challenge the rent regulations under the Fifth Amendment and the due process clause.
     As a result of the Company’s efforts to achieve a level of regulatory fairness in California, a commercial lending company, 21st Mortgage Corporation, a Delaware corporation, sued MHC Financing Limited Partnership. Such lawsuit asserts that certain rent increases implemented by the partnership pursuant to the rights afforded to the property owners under the City of San Jose’s rent control ordinance were invalid or unlawful. 21st Mortgage has asserted that it should benefit from the vacancy control provisions of the City’s ordinance as if 21st Mortgage were a “homeowner” and contrary to the ordinance’s provision that rents may be increased without restriction upon termination of the homeowners’ tenancy. In each of the disputed cases, the Company believes it had terminated the tenancy of the homeowner (21st Mortgage’s borrower) through the legal process. The Court, in granting 21st Mortgage’s motion for summary judgment, has indicated that 21st Mortgage may be a “homeowner” within the meaning of the ordinance. The Company does not believe that 21st Mortgage can show that it has ever applied for tenancy, entered into a rental agreement or been accepted as a homeowner in the communities. A bench trial in this matter concluded in January 2008 with the trial court determining that the Company had validly exercised its rights under the rent control ordinance, that the Company had not violated the ordinance and that 21st Mortgage was not entitled to the benefit of rent control protection in the circumstances presented. In April 2008, the Company filed a petition for attorneys’ fees incurred in

Note 12 – Commitments and Contingencies (continued)
the amount of approximately $812,000 plus costs of approximately $79,000, which remains pending before the Court and there can be no assurances as to the outcome of this petition.
Countryside at Vero Beach
     On January 12, 2006, the Company was served with a complaint filed in Indian River County Circuit Court on behalf of a purported class of homeowners at Countryside at Vero Beach. The complaint includes counts for alleged violations of the Florida Mobile Home Act and the Florida Deceptive and Unfair Trade Practices Act, and claims that the Company required homeowners to pay water and sewer impact fees, either to the Company or to the County, “as a condition of initial or continued occupancy in the Park”, without properly disclosing the fees in advance and notwithstanding the Company’s position that all such fees were fully paid in connection with the settlement agreement described above. On February 8, 2006, the Company served its motion to dismiss the complaint. In May 2007, the Court granted the Company’s motion to dismiss, but also allowed the plaintiff to amend the complaint. The plaintiff filed an amended complaint, which the Company has also moved to dismiss. Before any ruling on the Company’s motion to dismiss the amended complaint, the plaintiff asked for and received leave to file a second amended complaint, which the plaintiff filed on April 11, 2008. The Company will vigorously defend the lawsuit.
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

Note 12 – Commitments and Contingencies (continued)
     In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, the Company filed its Second Amended Complaint. Aon has filed a motion to dismiss the Second Amended Complaint in its entirety as against Aon, and the insurers have moved to dismiss portions of the Second Amended Complaint as against them. A briefing schedule on those motions has been set. Written discovery proceedings have commenced.
     Since filing the lawsuit, the Company has received additional payments from Essex Insurance Company and Lexington Insurance Company of approximately $2.2 million. In addition, in January 2008 the Company entered a settlement with Hartford Fire Insurance Company pursuant to which Hartford paid the Company the remaining disputed limits of Hartford’s insurance policy, in the amount of approximately $516,000.00, and the Company dismissed and released Hartford from additional claims for interest and bad faith claims handling.
Brennan Beach
     The Company has learned that the Law Enforcement Division of the New York Department of Environmental Compliance (“DEC”) has investigated certain allegations relating to the operation of the onsite wastewater treatment plant and the use of adjacent wetlands at Brennan Beach, which is located in Pulaski, New York. The Company attended meetings with the DEC in November 2007 and April 2008 at which certain alleged violations were discussed, and the Company has cooperated with the DEC investigation. No formal notices have been issued to the Company asserting specific violations, but the DEC has indicated that it believes the Company is responsible for certain alleged violations and has proposed that the Company agree to a resolution involving formal acknowledgment of responsibility and the payment of penalties, which the Company is considering. While the outcome is still uncertain, the amount of any penalties is not expected to be material.
Appalachian RV
     The Company has learned that the U.S. Environmental Protection Agency (“EPA”) has undertaken an investigation of potential lead contamination at Appalachian RV, which is located in Shartlesville, Pennsylvania, reportedly stemming from observations of remnants of old auto battery parts at the Property. In late November and early December 2007, the EPA conducted an assessment by taking samples of surface soil, sediment, surface water, and well water at the Property. The Company is cooperating with the EPA.
     In March 2008, the EPA issued a report regarding the findings of the sampling (“EPA Report”). The EPA Report found no elevated concentrations of lead in either the sediment samples, surface water samples, or well water samples. However, out of the more than 800 soil samples the EPA took, which were collected from locations throughout the Property, the EPA Report identified elevated levels of lead in 61 samples.
     Following issuance of the EPA Report, the EPA sent the Company a Notice of Potential Liability for a cleanup of the elevated lead levels at the Property, and a proposed administrative consent order seeking the Company’s agreement to conduct such a cleanup. On April 9, 2008, the Company submitted a response suggesting that the Company conduct additional soil testing, which the EPA has approved, to determine what type of cleanup might be appropriate.
     The EPA also advised the Company that, because elevated arsenic levels were detected at six locations at the Property during the EPA’s testing for lead, at the suggestion of the Agency for Toxic Substances and Disease Registry (ATSDR), the EPA is further analyzing for potentially elevated arsenic levels the samples it previously collected.
     As a result of these circumstances, the Company decided not to open the Property until these issues can be resolved. In addition, although the potential costs and most appropriate method of addressing the environmental issues at the Property are uncertain, based upon information to date, a liability of approximately $0.3 million for future estimated costs was accrued in the first quarter of 2008.

Note 12 – Commitments and Contingencies (continued)
Florida Utility Operations
     The Company received notice from the Florida Department of Environmental Protection (“DEP”) that as a result of a compliance inspection it is alleging violations of Florida law relating to the operation of onsite water plants and wastewater treatment plants at seven properties in Florida. The alleged violations relate to record keeping and reporting requirements, physical and operating deficiencies and permit compliance. The Company has investigated each of the alleged violations, including a review of a third party operator hired to oversee such operations. The Company met with the DEP in November 2007 to respond to the alleged violations and as a follow-up to such meeting provided a written response to the DEP in December 2007. In light of the Company’s written response, in late January 2008 the DEP conducted a follow-up compliance inspection at each of the seven properties. In early March 2008, the DEP provided the Company comments in connection with the follow-up inspection, which made various recommendations and raised certain additional alleged violations similar in character to those alleged after the initial inspection. The Company has investigated and responded to the additional alleged violations. While the outcome of this investigation remains uncertain, the Company expects to resolve the issues raised by the DEP by entering into a consent decree in which the Company will agree to make certain improvements in its facilities and operations to resolve the issues and pay certain costs and penalties associated with the violations. While the outcome is still uncertain, the amount of the costs and penalties to be paid to the DEP is not expected to be material. The Company has also replaced its third party operator hired to oversee onsite water and wastewater operations at each of the seven properties. The Company is evaluating the costs of any improvements to its facilities, which would be capital expenditures depreciated over the estimated useful life of the improvement. During the course of this investigation, one permit for operation of a WWTP expired. The Company applied for renewal of the permit and expects the DEP to grant the application.
Other
     The Company is involved in various other legal proceedings arising in the ordinary course of business. Such proceedings include, but are not limited to, notices, consent decrees, additional permit requirements and other similar enforcement actions by governmental agencies relating to the Company’s water and wastewater treatment plants and other waste treatment facilities. Additionally, in the ordinary course of business, the Company’s operations are subject to audit by various taxing authorities. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company. In addition, to the extent any such proceedings or audits relate to newly acquired Properties, the Company considers any potential indemnification obligations of sellers in favor of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The Company is a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of March 31, 2008, we owned or had an ownership interest in a portfolio of 313 Properties located throughout the United States and Canada containing 112,865 residential sites. These Properties are located in 28 states and British Columbia (with the number of Properties in each state or province shown parenthetically) – Florida (87), California (48), Arizona (35), Texas (15), Pennsylvania (13), Washington (14), Colorado (10), Oregon (9), North Carolina (8), Virginia (8), Delaware (7), Maine (6), Nevada (6), Wisconsin (6), New York (6), Indiana (5), Illinois (4), Massachusetts (4), New Jersey (4), Michigan (3), South Carolina (3), New Hampshire (2), Ohio (2), Tennessee (2), Utah (2), Alabama (1), Kentucky (1), Montana (1), and British Columbia (1).
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

     The following chart lists the Properties acquired, invested in, or sold since January 1, 2007.

Property	Transaction Date	Sites
Total Sites as of January 1, 2007		112,956

Property or Portfolio (# of Properties in parentheses):
Pine Island RV Resort (1)	August 3, 2007	363
Santa Cruz RV Ranch (1)	September 26, 2007	106
Tuxbury Resort (1)	October 11, 2007	305
Grandy Creek (1)	January 14, 2008	179
Lake George Schroon Valley Resort (1)	January 23, 2008	151

Expansion Site Development and other:
Sites added reconfigured in 2007		75
Sites added reconfigured in 2008		26
Peter’s Pond –Morgan Portfolio JV(1)	March 13, 2008	(270)

Dispositions:
Lazy Lakes (1)	January 10, 2007	(100)
Del Rey (1)	July 6, 2007	(407)
Holiday Village, Iowa (1)	November 30, 2007	(519)

Total Sites as of March 31, 2008		112,865

Since December 31, 2006, the gross investment in real estate has increased from $2,337 million to $2,404 million as of March 31, 2008.
     Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.
     We have approximately 64,900 annual sites, approximately 8,800 seasonal sites which are leased to customers generally for three to six months, and approximately 8,800 transient sites occupied by customers who lease sites on a short-term basis. We expect to service over 100,000 customers with these transient sites. However, we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 24,300 membership sites for which we currently receive ground rent of approximately $25.5 million annually. This rent is classified in Income from other investments, net in the Consolidated Statements of Operations. We also have interests in Properties containing approximately 6,000 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

	Total Sites as of	Total Sites as of
	March 31,	December 31,
	2008	2007
	(rounded to 000s)	(rounded to 000s)
Community sites (1)	44,800	44,800
Resort sites:
Annual	20,100	20,100
Seasonal	8,800	8,700
Transient	8,800	8,800
Membership (2)	24,300	24,100
Joint Ventures (3)	6,000	6,300

	112,800	112,800

(1)	Total includes 655 sites from discontinued operations.

(2)	All sites are currently leased to Privileged Access.

(3)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.

     Our home sales volumes and gross profits have been declining since 2005. We believe that the disruption in the site-built housing market may be contributing to the decline in our home sales operations, as potential customers are not able to sell their existing site-built homes as well as increased price sensitivity for seasonal and second homebuyers. A number of factors have contributed to this disruption. In the last few years, many site-built home sales were for speculative or investment purposes. Innovative financing techniques, such as loan securitizations, provided increased credit access and resulted in overbuilding and excess site-built home supply. Bad lending practices, like no money down, diminished underwriting, longer amortization periods and aggressive appraisals have contributed to loan defaults, repossessions and capital meltdowns. The disruption has not impacted our manufactured home occupancy, however, the anticipated continuation of the decline in our sales volumes may negatively impact occupancy in the future.
     In order to maintain and improve existing occupancy, the Company is focusing on new customer acquisition projects. During 2007, we formed an occupancy task force to review our portfolio for opportunities to increase occupancy. The task force is focused on gaining incremental occupancy in our manufactured home portfolio. We have identified a number of options for addressing occupancy, including renewed efforts on whole ownership sales, home rental, fractional sales, and locating financing sources for our customers. We believe that in connection with other customer identification strategies that we have embarked upon, these options will introduce quality customers to our Properties and the lifestyles that we provide. We have determined that it is appropriate to pursue new home rentals in a limited number of age-restricted communities, in order to maintain or incrementally increase occupancy and to continue new home rental activities in California, given the substantial market rent availability.
Privileged Access
     Privileged Access has been the owner of Thousand Trails (“TT”) since April 14, 2006. TT’s primary business consists of entering into agreements with individuals to use its properties (the “Agreements”) and has been engaged in such business for almost 40 years. The properties are primarily campgrounds with designated sites for the placement of recreational vehicles to service its membership base of over 100,000 families. The campgrounds are owned by the Company and leased to Privileged Access. Privileged Access is headquartered in Frisco, Texas, and has more than 2,000 employees and is 100 percent owned by Mr. McAdams, the Company’s President, effective January 1, 2008.
     As of March 31, 2008, we are leasing approximately 24,300 sites at 82 resort Properties to Privileged Access or its subsidiaries so that Privileged Access may meet its obligations under the Agreements. For the quarters ended March 31, 2008 and 2007 we recognized approximately $6.4 million and $4.9 million, respectively, in rent from these leasing arrangements. The lease income is included in Income from other investments, net in the Company’s Consolidated Statement of Operations.
     Effective January 1, 2008, the leases for these Properties were amended and restated and provide for the following significant terms: a) annual fixed rent of approximately $25.5 million, b) annual rent increases at the higher of CPI or a renegotiated amount based upon the fair market value of the Properties, c) expiration date of January 15, 2020, and d) two 5-year extension terms at the option of Privileged Access. The January 1, 2008 lease for 59 of the Properties known as the “TT Portfolio” also included provisions where the Company paid Privileged Access $1 million for entering into the amended lease. The $1 million payment will be amortized on a pro-rata basis over the remaining term of the lease as an offset to the annual lease payments. Additionally, the Company also agreed to reimburse Privileged Access up to $5 million for the cost of any improvements made to the TT Portfolio if (i) the improvement has been pre-approved, (ii) is a depreciable fixed asset and (iii) supporting documentation is provided. The assets purchased with the capital improvement fund will be the assets of the Company and will be amortized in accordance with the Company’s depreciation policies.
     The Company has subordinated its lease payment for the TT Portfolio to a bank that has loaned Privileged Access $5 million as of March 31, 2008. Privileged Access is obligated to pay back $2.5 million of the loan in 2009 and the final $2.5 million in 2010. The Company believes that the possibility that Privileged Access would not make its lease payment on the TT Portfolio as a result of the subordination is remote.
     Since June 12, 2006, Privileged Access has leased 130 cottage sites at Tropical Palms, a resort Property located near Orlando, Florida from the Company. For the quarters ended March 31, 2008 and 2007 we earned approximately $0.3 million and $0.4 million, respectively, in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. The Tropical Palms lease currently provides for the following significant terms: a) annual fixed rent of approximately $1.4 million, paid quarterly, b) percentage rent of 50% of the tenants gross revenues in excess of the fixed rent, and c) expiration date of June 30, 2008.
     Refer to Note 11 – Transactions with Related Parties included in the Notes to Consolidated Financial Statements in this Form 10-Q for a description of all agreements between the Company and Privileged Access.
Supplemental Property Disclosure
     We provide the following disclosures with respect to certain assets:
•	Monte Vista – Monte Vista is a lifestyle-oriented resort Property located in Mesa, Arizona containing approximately 56 acres of vacant land. We have obtained approval to develop 275 manufactured home and 240 resort sites on this land. In connection with evaluating the development of Monte Vista, we evaluated selling the land and subsequently decided to list 26 acres of the land for sale. With respect to the land not listed for sale, we intend to develop additional resort sites and may consider other alternative uses for the land or sale of the acreage.

•	Bulow Plantation – Bulow Plantation is a 628-site mixed lifestyle-oriented resort and manufactured home Property located in Flagler Beach, Florida, which contains approximately 180 acres of adjacent vacant land. We have obtained approval from Flagler County for an additional manufactured home community development of approximately 700 sites on this land. In connection with evaluating the possible development and based on inquiries from single-family home developers, we evaluated a sale of the land. Subsequently, we listed the land for sale for a purchase price of $28 million. We anticipate that we will proceed with the development if we determine that any offers or the terms thereof are unacceptable. ELS obtained an amendment to the Board of Flagler County Commissioners resolution approving the planned unit development classification of the Property to clarify that resort cottages may be installed and set forth standards for the installation of resort cottages. This amendment may impact the plans for the future development.

•	Holiday Village, Florida – Holiday Village is a 128-site manufactured home Property located in Vero Beach, Florida, on approximately 20 acres of land. As a result of the 2004 hurricanes, this Property is less than 50% occupied. The residents have been notified that the Property was listed for sale for a purchase price of $6 million.
Critical Accounting Policies and Estimates
     Refer to the 2007 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. During the quarter ended March 31, 2008, there were no changes to these policies.

Results of Operations
     The results of operations for the two Properties designated as held for disposition as of March 31, 2008 and three Properties sold in 2007, pursuant to SFAS No. 144 have been classified as income from discontinued operations. See Note 4 of the Notes to Consolidated Financial Statements contained in this Form 10-Q for summarized information for these Properties.
Comparison of the Quarter Ended March 31, 2008 to the Quarter Ended March 31, 2007
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods (“Core Portfolio”) and the Total Portfolio for the quarters ended March 31, 2008 and 2007 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase /	%			Increase /	%
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Community base rental income	$61,034	$58,799	$2,235	3.8%	$61,034	$58,799	$2,235	3.8%
Resort base rental income	33,091	31,581	1,510	4.8%	34,597	31,721	2,876	9.1%
Utility and other income	10,624	10,089	535	5.3%	10,791	10,100	691	6.8%

Property operating revenues	104,749	100,469	4,280	4.3%	106,422	100,620	5,802	5.8%

Property operating and Maintenance	32,940	31,127	1,813	5.8%	33,769	31,189	2,580	8.3%
Real estate taxes	7,336	7,350	(14)	(0.2%)	7,440	7,358	82	1.1%
Property management	5,029	4,658	371	8.0%	5,294	4,658	636	13.7%

Property operating expenses	45,305	43,135	2,170	5.0%	46,503	43,205	3,298	7.6%

Income from property operations	$59,444	$57,334	$2,110	3.7%	$59,919	$57,415	$2,504	4.4%

Property Operating Revenues
     The 4.3% increase in the Core Portfolio property operating revenues reflects: (i) a 3.8% increase in rates in our community base rental income, (ii) a 4.8% increase in revenues for our resort base income comprised of an increase in annual and seasonal resort revenue partially offset by a decrease in transient income, and (iii) an increase in utility income due to increased pass-throughs at certain Properties. Total Portfolio property operating revenues increased due to rate increases and our 2007 acquisitions.
Property Operating Expenses
     The 5.0% increase in property operating expenses in the Core Portfolio reflects a 5.8% increase in property operating and maintenance expenses and an 8.0% increase in property management expenses. Core property operating and maintenance expense increase is primarily due to repairs and maintenance and utilities and also includes an accrual of approximately $0.3 million in estimated remediation costs at Appalachian RV. (See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.) Core Portfolio and Total Portfolio property management expense primarily increased due to increased payroll costs. Our Total Portfolio property operating expenses increased due to higher property operating expenses in the Core Portfolio and our 2007 and 2008 acquisitions.

Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended March 31, 2008 and 2007 (dollars in thousands).

	2008	2007	Variance	% Change
Gross revenues from new home sales	$5,800	$8,499	$(2,699)	(31.8%)
Cost of new home sales	(6,229)	(7,522)	1,293	17.2%

(Loss) gross profit from new home sales	(429)	977	(1,406)	(143.9%)

Gross revenues from used home sales	395	608	(213)	(35.0%)
Cost of used home sales	(521)	(595)	74	12.4%

(Loss) gross profit from used home sales	(126)	13	(139)	(1,069.2%)

Brokered resale revenues, net	367	493	(126)	(25.6%)
Home selling expenses	(1,513)	(2,251)	738	32.8%
Ancillary services revenues, net	1,448	1,540	(92)	(6.0%)

(Loss) Income from home sales operations	$(253)	$772	$(1,025)	(132.8%)

Home sales volumes
New home sales (1)	124	122	2	1.6%
Used home sales (2)	61	83	(22)	(26.5%)
Brokered home resales	240	299	(59)	(19.7%)

(1)	Includes third party home sales of 24 and 14 for the quarters ending March 31, 2008 and 2007, respectively.

(2)	Includes third party home sales of zero and 11 for the quarters ending March 31, 2008 and 2007, respectively.
     Income from home sales operations decreased as a result of reduced new home sales gross profits and lower used and brokered resale volumes. Cost of new homes sales includes an increase in new home inventory reserve of approximately $0.3 million. Cost of used homes sales included used home removal costs of approximately $0.2 million during the quarter ended March 31, 2008 an increase of approximately 41.4% compared to the quarter ended March 31, 2007. Home selling expenses decreased by 32.8% due to lower sales volumes and lower advertising expenses.
Other Income and Expenses
     The following table summarizes other income and expenses for the quarters ended March 31, 2008 and 2007 (amounts in thousands).

				%
	2008	2007	Variance	Change
Interest income	$387	$537	$(150)	(27.9%)
Income from other investments, net	6,910	4,966	1,944	39.1%
General and administrative	(5,399)	(3,671)	(1,728)	(47.1%)
Rent control initiatives	(1,347)	(436)	(911)	(208.9%)
Interest and related amortization	(24,984)	(25,793)	809	3.1%
Depreciation on corporate assets	(98)	(110)	12	10.9%
Depreciation on real estate assets	(16,274)	(15,624)	(650)	(4.2%)

Total other expenses, net	$(40,805)	$(40,131)	$(674)	(1.7%)

     Interest income decreased primarily due to the $0.3 million in interest received on our Privileged Access note in the quarter ended March 31, 2007, which was fully repaid in 2007. Income from other investments, net increased primarily due to higher Privileged Access lease income of $6.4 million and $0.4 million of hurricane insurance proceeds, net of contingent legal fees. General and administrative expense increased due to higher compensation costs. Rent control initiatives increased due to activity regarding the City of San Rafael briefing, the City of Santee decision and 21st Mortgage trial (see Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Depreciation expense increased primarily due to the 2007 and 2008 acquisitions.
Equity in Income of Unconsolidated Joint Ventures
     During the quarter ended March 31, 2008, equity in income of unconsolidated joint ventures decreased primarily due to the $0.6 million gain on the payoff of our share of seller financing in excess of our basis on one Lakeshore investment, offset by a $2.1 million gain from distributions received from debt re-financings by one Diversified joint venture in 2007.
Liquidity and Capital Resources
Liquidity
     As of March 31, 2008, the Company had $2.6 million in cash and cash equivalents and $287.9 million available on its lines of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities, proceeds from sale of Properties and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, Property acquisitions, and capital improvements by using long-term collateralized and uncollateralized borrowings, including borrowings under its existing lines of credit, and the issuance of debt securities or additional equity securities in the Company, in addition to working capital. The table below summarizes cash flow activity for the quarters ended March 31, 2008 and 2007 (amounts in thousands).

	For the quarters ended
	March 31,
	2008	2007
Cash provided by operating activities	$40,040	$42,012
Cash (used in) provided by investing activities	(11,237)	1,455
Cash used in financing activities	(32,021)	(45,072)

Net decrease in cash	$(3,218)	$(1,605)

Operating Activities
     Net cash provided by operating activities decreased by $2.0 million for the quarter ended March 31, 2008. The decrease reflects increased general and administrative expense and decreased income from home sales, offset by increased property operating income and income from other investments, net.
Investing Activities
     Net cash used in investing activities reflects the impact of the following investing activities:
Acquisitions
2008 Acquisitions
On January 14, 2008, we acquired a 179-site Property known as Grandy Creek located on 63 acres near Concrete, Washington. The purchase price was $1.8 million and the Property was leased to Privileged Access on that same day.

On January 23, 2008, we acquired a 151-site resort Property known as Lake George Schroon Valley Resort on approximately 20 acres in Warrensburg, New York. The purchase price was approximately $2.1 million and was funded by proceeds from the tax-deferred exchange account established as a result of the November 2007 sale of Holiday Village-Iowa.
2007 Acquisitions
On January 29, 2007, the Company acquired the remaining 75% interest in a joint venture Property known as Mesa Verde, which is a 345-site resort Property on approximately 28 acres in Yuma, Arizona. The gross purchase price was approximately $5.9 million. We assumed a first mortgage loan of approximately $3.5 million with an interest rate of 4.94% per annum, maturing in May 2008. The remainder of the acquisition price, net of a credit for our existing 25% interest, was funded with a withdrawal from the tax-deferred exchange account established as a result of the disposition of Lazy Lakes discussed below.
Certain purchase price adjustments may be made within one year following the acquisitions.
Dispositions
     On January 10, 2007, we sold Lazy Lakes, a 100-site resort Property in the Florida Keys, for proceeds of approximately $7.7 million. The Company recognized a gain of approximately $4.6 million. In order to defer the taxable gain on the sale of Lazy Lakes, the sales proceeds, net of an eligible distribution of $2.4 million, were deposited in a tax-deferred exchange account. The funds in the exchange account were used in the Mesa Verde acquisition discussed above and the Winter Garden acquisition on June 27, 2007.
     We currently have two family Properties held for disposition, which are in various stages of negotiations. We plan to reinvest the proceeds or reduce outstanding lines of credit with the proceeds from these dispositions.
     We continue to look at acquiring additional assets and are at various stages of negotiations with respect to potential acquisitions. Funding is expected to come from either proceeds from potential dispositions, lines of credit draws, or other financing.
Investments in and distributions from unconsolidated joint ventures
     During the quarter ended March 31, 2008, the Company invested approximately $5.5 million in its joint ventures to purchase an additional 25% interest in Voyager RV. The Company also received approximately $0.4 million held for the initial investment in one of the Morgan Properties.
     During the quarter ended March 31, 2008, the Company received approximately $1.0 million in distributions from our joint ventures that were classified as return on capital and were included in operating activities. Of these distributions, $0.6 million relates to the gain on the payoff of our share of seller financing in excess of our basis on one Lakeshore investment.
     During the quarter ended March 31, 2007, the Company received approximately $2.7 million in distributions from our joint ventures. Approximately $2.6 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions were classified as a return of capital and were included in investing activities.
Notes Receivable Activity
     The notes receivable activity during the first quarter of 2008, of $0.1 million in cash outflow reflects net lending from our Chattel Loans.
     During the first quarter of 2007, we received a principal repayment of $7.3 million on a note receivable from Privileged Access of approximately $12.3 million, which was repaid in full during 2007. The remaining notes receivable activity of $0.3 million in cash outflow reflects net lending from our Chattel Loans.

Capital Improvements
The Company identifies capital improvements as recurring capital expenditures on rental properties (“Recurring CapEx”), site development costs and corporate costs. Recurring CapEx was approximately $2.2 million and $3.3 million for the quarters ended March 31, 2008 and 2007, respectively. Site development costs were approximately $2.0 million and $2.9 million for the quarters ended March 31, 2008 and 2007, respectively, and represent costs to develop expansion sites at certain of the Company’s Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home. Reduction in site development costs is due to the decrease in new home sales volume (excluding third party dealer sales).
Financing Activities
Financing, Refinancing and Early Debt Retirement
2008 Activity
During the quarter ended March 31, 2008, we had approximately $4.8 million in principal repayments on mortgage debt.
2007 Activity
During the quarter ended March 31, 2007, the Company completed the following transactions:
•	The Company repaid approximately $1.9 million of mortgage debt in connection with the sale of Lazy Lakes on January 10, 2007.

•	In connection with the acquisition of Mesa Verde, during the first quarter of 2007, the Company assumed $3.5 million in mortgage debt bearing interest at 4.94% per annum and maturing in May 2008.
Secured Debt
     As of March 31, 2008, our secured long-term debt balance was approximately $1.6 billion, with a weighted average interest rate including amortization in 2008 of approximately 6.1% per annum. The debt bears interest at rates between 4.3% and 10.0% per annum and matures on various dates mainly ranging from 2008 to 2016. Included in our debt balance are three capital leases with an imputed interest rate of 13.1% per annum. The Company has $200 million of secured debt that matures in 2008. During the quarter ended March 31, 2008, we locked a rate on $140 million of financing with Fannie Mae on nine manufactured home Properties, most of which have existing secured debt. We have a rate of 5.76% locked on $25.8 million of financing for 60 days and a rate of 5.91% locked on $114.4 million for 180 days. We initially paid a $2.9 million cash deposit for the rate lock which was refunded to us in April 2008 as the lender agreed to allow us to guarantee the deposit instead of requiring a cash deposit.
     The maximum amount maturing in any of the succeeding five years beginning in 2009 is $297.8 million. The weighted average term to maturity for the long-term debt is approximately 5.2 years.
     In April 2008, the Company closed on two of the nine Fannie Mae loans for total financing proceeds of approximately $25.8 million bearing interest of 5.76% and maturing on May 1, 2018. The proceeds were used to refinance a $6.7 million mortgage on Holiday Village, in Ormond Beach, Florida, and to pay down $15 million of our unsecured lines of credit and for other working capital purposes.
Unsecured Debt
     We have two unsecured Lines of Credit (“LOC”) of $400 million and $20 million that bear interest at a rate of LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. Our current group of banks have committed up to $370 million on our $420 million borrowing capacity. The weighted average interest rate in the first quarter of 2008 for our unsecured debt was approximately 5.49% per annum. During the quarter ended March 31, 2008, we borrowed $39.8 million and paid down $60.7 million on the lines of credit for a net pay-down of $20.9 million funded by our operations. The balance outstanding as of March 31, 2008 was $82.1 million.
Contractual Obligations
     As of March 31, 2008, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

	Total	2008 (2)	2009	2010 (3)	2011	2012	Thereafter
Long Term Borrowings (1)	$1,631,182	$206,941	$85,763	$315,268	$65,013	$18,005	$940,192
Weighted average interest rates	6.04%	5.72%	7.01%	6.68%	7.07%	5.93%	5.59%

(1)	Balance excludes net premiums and discounts of $2.1 million.

(2)	We locked rate on $140.0 million financing with Fannie Mae.

(3)	Includes lines of credit repayments in 2010 of $82.1 million. We have an option to extend this maturity for one year to 2011.
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
     The Company also leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. Minimum future rental payments under the ground leases are approximately $1.8 million per year for each of the next five years and approximately $20.3 million thereafter.
     With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately eight years, with no more than $600 million in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, we believe that we will be able to repay such maturing debt from asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.
Equity Transactions
2008 Activity
     The 2008 quarterly distribution per common share is $0.20 per share, up from $0.15 per share in 2007. On April 11, 2008, the Company paid a $0.20 per share distribution for the quarter ended March 31, 2008 to stockholders of record on March 28, 2008.
     On March 31, 2008, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units
     During the quarter ended March 31, 2008, we received approximately $2.3 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).
2007 Activity
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
     The following table presents a calculation of FFO for the quarters ended March 31, 2008 and 2007 (amounts in thousands):

	Quarters Ended
	March 31,
	2008	2007
Computation of funds from operations:
Net income available for common shares	$12,725	$16,160
Income allocated to common OP Units	3,004	3,890
Depreciation on real estate assets and other	16,274	15,624
Depreciation on unconsolidated joint ventures	592	366
Loss (gain) on sale of property	41	(4,586)

Funds from operations available for common shares	$32,636	$31,454

Weighted average common shares outstanding – fully diluted	30,386	30,351

Item 3. Quantitative and Qualitative Disclosure of Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At March 31, 2008, approximately 94% or approximately $1.5 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $78.7 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $83.0 million.
     At March 31, 2008, approximately 6% or approximately $94.1 million of our outstanding debt was at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings and cash flows would increase/decrease by approximately $0.9 million annually.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.
     Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting
     There were no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008.

Part II — Other Information
Item 1. Legal Proceedings
     See Note 12 of the Consolidated Financial Statements contained herein.
Item 1A. Risk Factors
     With the exception of the following there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Our property and casualty insurance policies, which expired on March 31, 2008, were renewed for a one-year term. While the property program maintained an overall $100 million limit, the California Earthquake sublimit was increased from $10 million to $25 million. The policy deductibles range from $100,000 to five percent of insurable values specifically for named storms, Florida wind, and earthquakes. A deductible indicates ELS’ maximum exposure in event of a loss within policy limit.
Our Accounting Policies and Methods Are the Basis on Which We Report Our Financial Condition and Results of Operations, and They May Require Management to Make Estimates About Matters that Are Inherently Uncertain. One policy that will be critical to the presentation of our financial condition and results of operations in 2008 and beyond is our policy related to Privileged Access. Since April 14, 2006, Privileged Access has been our largest tenant and is currently leasing 82 resort Properties from us. Effective January 1, 2008, the 100 percent owner of Privileged Access, Mr. Joe McAdams, became our President and we amended and restated the leases for the Properties. Under generally accepted accounting principles, effective January 1, 2008, Mr. McAdams, Privileged Access and the Company are considered related parties. Due to the materiality of the leasing arrangement and the related party nature of the arrangement, the Company has analyzed whether the operations of Privileged Access should be consolidated with ours. We have determined under FIN 46 that it would not be appropriate to consolidate Privileged Access as we do not control Privileged Access and are not the primary beneficiary of Privileged Access. This conclusion required management to make certain judgments. As a result of the complex nature of the arrangements, on February 15, 2008, we submitted a letter to the Office of the Chief Accountant at the SEC describing the relationship and asking for the SEC’s concurrence with our conclusions that we should not consolidate the operations of Privileged Access. The SEC has concluded its review of our letter and does not object to the Company’s conclusions as described in the letter. If our arrangement with Privileged Access changes in the future, then we will have to reevaluate our conclusion.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
     None.
Item 6. Exhibits

10.39(a)	Second Amended and Restated Lease Agreement dated as of January 1, 2008 by and between Thousand Trails Operations Holding Company, L.P. and MHC TT Leasing Company, Inc.

10.40(a)	Amended and Restated Option Agreement dated as of January 1, 2008, is by and among Privileged Access, LP, a Delaware limited partnership, PATT Holding Company, LLC, a Delaware limited liability company, Outdoor World Resorts, LLC, a Delaware limited liability company, PA-Trails Plus, LLC, a Delaware limited liability company, and Mid-Atlantic Resorts, LLC, a Delaware and MHC T1000 Trust, a Maryland real estate investment trust.

10.41(a)	Employment Agreement dated as of January 1, 2008 by and between Joe McAdams and Equity LifeStyle Properties, Inc.

10.42(b)	First Amendment to Second Amended and Restated Lease Agreement dated as of March 1, 2008 between MHC TT Leasing Company, Inc. and Thousand Trails Operations Holding Company, L.P.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(a)	Included as an exhibit to the Company’s Report on Form 8-K dated January 4, 2008

(b)	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.
Date: May 7, 2008	By:	/s/ Thomas P. Heneghan
Thomas P. Heneghan
Chief Executive Officer (Principal executive officer)

Date: May 7, 2008	By:	/s/ Michael B. Berman
Michael B. Berman
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)