Form 10-Q
period 2008-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2008-08-06
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
24,649,720 shares of Common Stock as of August 05, 2008.

Equity LifeStyle Properties, Inc.

Page
Part I — Financial Information
Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(amounts in thousands, except share and per share data)

	June 30,
	2008	December 31,
	(unaudited)	2007
Assets
Investment in real estate:
Land	$542,004	$541,000
Land improvements	1,711,170	1,700,888
Buildings and other depreciable property	190,206	154,227

	2,443,380	2,396,115
Accumulated depreciation	(527,180)	(494,211)

Net investment in real estate	1,916,200	1,901,904
Cash and cash equivalents	11,185	5,785
Notes receivable	10,823	10,954
Investment in joint ventures	9,716	4,569
Rents receivable, net	408	1,156
Deferred financing costs, net	11,269	12,142
Inventory	32,305	62,807
Escrow deposits and other assets	37,900	33,659

Total Assets	$2,029,806	$2,032,976

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$1,561,799	$1,556,392
Unsecured lines of credit	61,500	103,000
Accrued payroll and other operating expenses	48,615	33,898
Accrued interest payable	8,304	9,164
Rents received in advance and security deposits	40,416	37,274
Distributions payable	6,083	4,531

Total Liabilities	1,726,717	1,744,259

Commitments and contingencies

Minority interest – Common OP Units and other	20,204	17,776
Minority interest – Perpetual Preferred OP Units	200,000	200,000

Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 100,000,000 shares authorized; 24,625,812 and 24,348,517 shares issued and outstanding for June 30, 2008 and December 31, 2007, respectively	238	236
Paid-in capital	315,743	310,803
Distributions in excess of accumulated earnings	(233,096)	(240,098)

Total Stockholders’ Equity	82,885	70,941

Total Liabilities and Stockholders’ Equity	$2,029,806	$2,032,976

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Quarters and Six Months Ended June 30, 2008 and 2007
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Property Operations:
Community base rental income	$61,430	$59,025	$122,464	$117,824
Resort base rental income	23,033	22,058	57,630	53,779
Utility and other income	9,859	9,178	20,650	19,278

Property operating revenues	94,322	90,261	200,744	190,881

Property operating and maintenance	33,930	31,240	67,699	62,429
Real estate taxes	7,478	7,251	14,918	14,609
Property management	5,243	4,706	10,537	9,364

Property operating expenses (exclusive of depreciation shown separately below)	46,651	43,197	93,154	86,402

Income from property operations	47,671	47,064	107,590	104,479

Home Sales Operations:
Gross revenues from inventory home sales	6,799	9,177	12,994	18,284
Cost of inventory home sales	(6,859)	(8,130)	(13,609)	(16,247)

(Loss) Gross profit from inventory home sales	(60)	1,047	(615)	2,037
Brokered resale revenues, net	301	450	668	943
Home selling expenses	(1,635)	(1,749)	(3,148)	(4,000)
Ancillary services revenues, net	(327)	(116)	1,121	1,424

(Loss) Income from home sales operations and other	(1,721)	(368)	(1,974)	404

Other Income (Expenses):
Interest income	294	425	681	962
Income from other investments, net	6,705	5,118	13,615	10,084
General and administrative	(4,834)	(3,680)	(10,233)	(7,351)
Rent control initiatives	(518)	(999)	(1,865)	(1,435)
Interest and related amortization	(24,690)	(25,685)	(49,674)	(51,478)
Depreciation on corporate assets	(84)	(111)	(182)	(221)
Depreciation on real estate assets	(16,258)	(15,707)	(32,532)	(31,331)

Total other expenses, net	(39,385)	(40,639)	(80,190)	(80,770)

Income before minority interests, equity in income of unconsolidated joint ventures and discontinued operations	6,565	6,057	25,426	24,113

Income allocated to Common OP Units	(955)	(390)	(3,956)	(3,366)
Income allocated to Perpetual Preferred OP Units	(4,040)	(4,039)	(8,072)	(8,070)
Equity in income (loss) of unconsolidated joint ventures	2,499	(9)	3,383	1,310

Income from continuing operations	4,069	1,619	16,781	13,987

Discontinued Operations:
Discontinued operations	88	18	145	138
(Loss) Gain on sale from discontinued real estate	(39)	—	(80)	4,586
Loss allocated to Common OP Units from discontinued operations	(9)	(3)	(12)	(917)

Income from discontinued operations	40	15	53	3,807

Net income available for Common Shares	$4,109	$1,634	$16,834	$17,794

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations (Continued)
For the Quarters and Six Months Ended June 30, 2008 and 2007
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Earnings per Common Share – Basic:

Income from continuing operations	$0.17	$0.07	$0.69	$0.58
Income from discontinued operations	0.00	0.00	0.00	0.16

Net income available for Common Shares	$0.17	$0.07	$0.69	$0.74

Earnings per Common Share – Fully Diluted:
Income from continuing operations	$0.17	$0.07	$0.68	$0.57
Income from discontinued operations	0.00	0.00	0.00	0.16

Net income available for Common Shares	$0.17	$0.07	$0.68	$0.73

Distributions declared per Common Share outstanding	$0.20	$0.15	$0.40	$0.30

Weighted average Common Shares outstanding – basic	24,370	24,133	24,285	24,023

Weighted average Common Shares outstanding – fully diluted	30,540	30,431	30,478	30,403

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(amounts in thousands)
(unaudited)

	June 30,	June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$16,834	$17,794
Adjustments to reconcile net income to cash provided by operating activities:
Income allocated to minority interests	12,005	12,353
Loss (Gain) on sale of discontinued real estate	80	(4,586)
Depreciation expense	33,873	32,286
Amortization expense	1,419	1,454
Debt premium amortization	(372)	(809)
Equity in income of unconsolidated joint ventures	(4,286)	(2,045)
Distributions from unconsolidated joint ventures	3,148	3,395
Amortization of stock-related compensation	2,716	2,116
Accrued long term incentive plan compensation	546	91
Increase in provision for uncollectible rents receivable	254	(10)
Increase in provision for inventory reserve	329	62
Changes in assets and liabilities:
Rents receivable	494	(241)
Inventory	(1,221)	(909)
Escrow deposits and other assets	(6,406)	(2,390)
Accrued payroll and other operating expenses	12,476	7,468
Rents received in advance and security deposits	3,119	312

Net cash provided by operating activities	75,008	66,341

Cash Flows From Investing Activities:
Acquisition of real estate	(3,984)	(7,158)
Disposition of real estate	—	7,725
Net tax-deferred exchange withdrawal (deposit)	2,124	—
Joint Ventures:
Investments in	(5,346)	(2,417)
Distributions from	497	114
Net repayment (borrowings) of notes receivable	131	6,222
Improvements:
Corporate	(54)	(356)
Rental properties	(5,288)	(7,625)
Site development costs	(5,790)	(6,804)

Net cash used in investing activities	(17,710)	(10,299)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	3,014	2,892
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(18,645)	(14,871)
Lines of credit:
Proceeds	68,400	55,000
Repayments	(109,900)	(87,600)
Principal repayments on disposition	—	(1,992)
Principal repayments and mortgage debt payoff	(20,053)	(10,308)
New financing proceeds	25,832	—
Debt issuance costs	(546)	(72)

Net cash used in financing activities	(51,898)	(56,951)

Net increase (decrease) in cash and cash equivalents	5,400	(909)
Cash and cash equivalents, beginning of period	5,785	1,605

Cash and cash equivalents, end of period	$11,185	$696

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Six Months Ended June 30, 2008 and 2007
(amounts in thousands)
(unaudited)

	June 30,	June 30,
	2008	2007
Supplemental Information:
Cash paid during the period for interest	$47,859	$50,875
Non-cash activities:
Real estate acquisition and disposition
Mortgage debt assumed and financed on acquisition of real estate	$—	$7,437
Mezzanine and joint venture investments applied to real estate acquisition	$—	$182
Other assets and liabilities, net, acquired on acquisition of real estate	$36	$—
Proceeds from loan to pay insurance premiums	$—	$4,300
Inventory reclassified to Buildings and other depreciable property	$31,141	$—
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
(d) Inventory
     Inventory consists of new and used Site Set homes and is stated, net of manufacturer rebates, at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. The expense for the inventory reserve is included in the cost of home sales in our Consolidated Statements of Operations.
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
     Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We use a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. Used rental homes are depreciated using a 40-year estimated life with a minimum of 15 years and new rental homes are depreciated using a 20-year estimated life down to a salvage value of 40% of the original costs. The values of above-and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term, which includes an estimated probability of lease renewal. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred, and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized and then expensed over the asset’s estimated useful life.
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
(i) Income from Other Investments, net
     Income from other investments, net primarily includes revenue relating to the Company’s ground leases with Privileged Access L.P. (“Privileged Access”). The ground leases with Privileged Access for approximately 24,300 sites at 82 of the Company’s Properties are accounted for in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases. The Company recognized income related to these ground leases of approximately $6.4 million and $5.0 million for the quarters ended June 30, 2008 and 2007, respectively. Ground lease income for the six months ended June 30, 2008 and 2007 was $12.7 million and $9.9 million, respectively.
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
     Approximately 70 Florida Properties suffered damage from five hurricanes that struck the state during 2004 and 2005. As of June 30, 2008, the Company estimates its total claims to exceed $21.0 million. The Company has made claims for full recovery of these amounts, subject to deductibles. Through June 30, 2008, the Company has made total expenditures of approximately $18.0 million. Approximately $6.9 million of these expenditures have been capitalized per the Company’s capitalization policy through June 30, 2008.

Note 1 – Summary of Significant Accounting Policies (continued)
     The Company has received proceeds from insurance carriers of approximately $8.8 million through June 30, 2008. The proceeds were accounted for in accordance with the Statement of Financial Accounting Standards No.5, “Accounting for Contingencies” (“SFAS No. 5”). During the quarter ended June 30, 2008, approximately $0.3 million has been recognized as a gain on insurance recovery, which is net of approximately $0.1 million of contingent legal fees and included in income from other investments, net.
     On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion of this lawsuit.
(k) Deferred Financing Costs
     Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit, unamortized deferred financing fees are accounted for in accordance with EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”). Accumulated amortization for such costs was $11.6 million and $10.3 million at June 30, 2008 and December 31, 2007, respectively.
(l) Recent Accounting Pronouncements
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The Statement identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (“GAAP”). The purpose is to remove the focus of setting the GAAP hierarchy from the auditor and giving the entity the responsibility of setting the GAAP hierarchy. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not believe SFAS No. 162 will have an impact on the consolidated financial statements.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The adoption of SFAS No. 159 is optional and the Company has elected not to adopt SFAS No. 159 for any of its financial assets and financial liabilities.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 has had no material effect on the Company’s financial statements.
(m) Reclassifications
     Certain 2007 amounts have been reclassified to conform to the 2008 presentation. This reclassification had no material effect on the consolidated balance sheets or statement of operations of the Company.

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
     The following table sets forth the computation of basic and diluted earnings per common share for the quarters and six months ended June 30, 2008 and 2007 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerators:
Income from Continuing Operations:
Income from continuing operations – basic	$4,069	$1,619	$16,781	$13,987
Amounts allocated to dilutive securities	955	390	3,956	3,366

Income from continuing operations – fully diluted	$5,024	$2,009	$20,737	$17,353

Income from Discontinued Operations:
Income from discontinued operations – basic	$40	$15	$53	$3,807
Amounts allocated to dilutive securities	9	3	12	917

Income from discontinued operations – fully diluted	$49	$18	$65	$4,724

Net Income Available for Common Shares – Fully Diluted:

Net income available for Common Shares – basic	$4,109	$1,634	$16,834	$17,794
Amounts allocated to dilutive securities	964	393	3,968	4,283

Net income available for Common Shares – fully diluted	$5,073	$2,027	$20,802	$22,077

Denominator:
Weighted average Common Shares outstanding – basic	24,370	24,133	24,285	24,023
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	5,777	5,838	5,802	5,904
Employee stock options and restricted shares	393	460	391	476

Weighted average Common Shares outstanding – fully diluted	30,540	30,431	30,478	30,403

Note 3 – Common Stock and Other Equity Related Transactions
     On July 11, 2008, the Company paid a $0.20 per share distribution for the quarter ended June 30, 2008 to stockholders of record on June 27, 2008. On April 11, 2008, the Company paid a $0.20 per share distribution for the quarter ended March 30, 2008 to stockholders of record on March 28, 2008. On June 30, 2008 and March 31, 2008, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

Note 4 – Investment in Real Estate
     Investment in real estate is comprised of (amounts in thousands):
Properties Held for Long Term

	As of
	June 30,	December 31,
	2008	2007
Investment in real estate:
Land	$539,727	$538,723
Land improvements	1,701,059	1,690,784
Buildings and other depreciable property	189,618	153,671

	2,430,404	2,383,178
Accumulated depreciation	(523,077)	(490,108)

Net investment in real estate	$1,907,327	$1,893,070

Properties Held for Sale

	As of
	June 30,	December 31,
	2008	2007
Investment in real estate:
Land	$2,277	$2,277
Land improvements	10,111	10,104
Buildings and other depreciable property	588	556

	12,976	12,937
Accumulated depreciation	(4,103)	(4,103)

Net investment in real estate	$8,873	$8,834

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Buildings and other depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, as well as rental units, furniture, fixtures and equipment. See Note 6 of the Notes to the Consolidated Financial Statements for disclosure on the manufacture home inventory reclass during the quarter ending June 30, 2008.
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

Note 4 – Investment in Real Estate (continued)
     As of June 30, 2008, the Company had two Properties designated as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. As such, the results from operations of these two Properties are classified as income from discontinued operations. The Company expects to sell these Properties for proceeds greater than their net book value. The Properties classified as held for disposition as of June 30, 2008 are listed in the table below:

Property	Location	Sites
Casa Village	Billings, MT	490
Creekside	Wyoming, MI	165
     The following table summarizes the combined results of operations of the two Properties held for sale and three previously sold Properties for the quarters and six months ended June 30, 2008 and 2007, respectively (amounts in thousands).

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Rental income	$531	$780	$1,068	$1,616
Utility and other income	36	72	78	137

Property operating revenues	567	852	1,146	1,753

Property operating expenses	252	570	540	1,120

Income from property operations	315	282	606	633

Income (loss) from home sales operations	4	(31)	1	(28)

Interest and Amortization	(231)	(233)	(462)	(467)

Total other expenses	(231)	(233)	(462)	(467)

(Loss) gain on sale of property	(39)	—	(80)	4,586
Minority interest	(9)	(3)	(12)	(917)

Net income from discontinued operations	$40	$15	$53	$3,807

Note 5 – Investment in Joint Ventures
     The Company recorded approximately $3.4 million and $1.3 million of net income from joint ventures, net of approximately $0.9 million and $0.7 million of depreciation expense for the six months ended June 30, 2008 and 2007, respectively. The Company received approximately $3.6 million and $3.5 million in distributions from such joint ventures for the six months ended June 30, 2008 and 2007, respectively. Approximately $3.1 million and $3.4 million of such distributions were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007, respectively. The remaining distributions were classified as return of capital and classified as investing activities on the Consolidated Statements of Cash Flows. Approximately $2.4 million and $2.0 million of the distributions received in the six months ended June 30, 2008 and 2007, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures. Of these distributions, $0.6 million relates to the gain on the payoff of our share of seller financing in excess of our joint venture basis on one Lakeshore investment.

Note 5 – Investment in Joint Ventures (continued)
     As of December 31, 2007, the Bar Harbor joint venture was consolidated with the operations of the Company as the Company determined that as of December 31, 2007 the Company was the primary beneficiary by applying the standards of FIN 46R. During the quarter ended June 30, 2008, the Company exercised its option to acquire the remaining 50 percent of the Bar Harbor joint venture from its joint venture partner. Under the formula provided for in the call option section of the joint venture agreement, no additional consideration was required to be paid to exercise the option and the Company now owns 100 percent of the three Bar Harbor Properties.
     On February 15, 2008, the Company acquired an additional 25% interest in Voyager RV Resort for approximately $5.7 million, increasing the Company’s ownership interest to 50%. The additional investment was determined on a total purchase price of $50.5 million and mortgage debt of $22.5 million.
     During the quarter ended June 30, 2008, the Company sold its 25% interest in the four Morgan Portfolio joint ventures known as New Point in New Point, Virginia, Virginia Park in Old Orchard Beach, Maine,
     Club Naples in Naples, Florida and Gwynn’s Island in Gwynn, Virginia, for a sales price of approximately $2.1 million. The sales price for the four Morgan Portfolio joint ventures was based on a total sales price of approximately $25.7 million and mortgage debt of approximately $17.2 million. A gain on the sale of approximately $1.6 million was recognized.
     The following table summarizes the Company’s investments in unconsolidated joint ventures (with the number of Properties shown parenthetically as of June 30, 2008 and December 31, 2007, respectively with dollar amounts in thousands):

							JV Income for
					Investment as of		Quarters Ended
		Number	Economic			December 31,
Investment	Location	of Sites	Interest(a)		June 30, 2008	2007	June 30, 2008	June 30, 2007
Meadows	Various (2,2)	1,027	50%		$369	$138	$471	$139
Lakeshore	Florida (2,2)	342	90%		80	61	750	107
Voyager	Arizona (1,1)	1,706	50	%(b)	9,273	3,368	789	326
Maine Portfolio	Maine (0,0)(c)	—	—		—	—	—	(318)
Other Investments	Various (5,10)(d)	2,088	25%		(6)	1,002	1,372	1,057

		5,163			$9,716	$4,569	$3,382	$1,311

(a)	The percentages shown approximate the Company’s economic interest as of June 30, 2008. The Company’s legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and also includes a 25% interest in the utility plant servicing the Property.

(c)	As of December 31, 2007, the Bar Harbor joint venture was consolidated with the operations of the Company. During the quarter ended June 30, 2008, the Company acquired the remaining 50% joint venture interest in Bar Harbor.

(d)	The Company received funds held for the initial investment in one of the Morgan Properties and sold its 25% interest in all four remaining Morgan Properties during the six months ended June 30, 2008.

Note 6 – Inventory
     The following table sets forth Inventory as of June 30, 2008 and December 31, 2007 (amounts in thousands):

	June 30,	December 31,
	2008	2007
New homes (1)	$29,858	$51,083
Used homes (2)	729	10,912
Other	2,485	1,642

Total inventory (3)	33,072	63,637
Inventory reserve	(767)	(830)

Inventory, net of reserves	$32,305	$62,807

(1)	Includes 540 and 860 new units as of June 30, 2008 and December 31, 2007, respectively.

(2)	Includes 33 and 978 used units as of June 30, 2008 and December 31, 2007, respectively.

(3)	Includes $0.3 million in discontinued operations as of June 30, 2008 and December 31, 2007.
     During the quarter ended June 30, 2008, $31.1 million of manufactured home inventory, excluding reserves of approximately $0.4 million, was reclassified to Buildings and other depreciable property. The inventory reclassified is primarily rented to customers on an annual basis.
Note 7 – Notes Receivable
     As of June 30, 2008 and December 31, 2007, the Company had approximately $10.8 million and $11.0 million in notes receivable, respectively. As of June 30, 2008 and December 31, 2007, the Company had approximately $10.4 and $10.6 million, respectively, in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 9.0%, have a weighted average term remaining of approximately ten years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of approximately $28,000 and $160,000 as of June 30, 2008 and December 31, 2007, respectively. During the quarter ended June 30, 2008, approximately $0.4 million was repaid and an additional $0.7 million was loaned to homeowners.
     As of June 30, 2008 and December 31, 2007, the Company had approximately $0.4 million in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of common OP Units and partnership interests in certain joint ventures.
Note 8 – Long-Term Borrowings
     As of June 30, 2008 and December 31, 2007, the Company had outstanding mortgage indebtedness on Properties held for long-term investment of approximately $1,547 million and $1,542 million, respectively, and approximately $14 million of mortgage indebtedness, on Properties held for sale as of June 30, 2008 and December 31, 2007. The weighted average interest rate, including amortization expense, on long-term borrowings for the quarter ending June 30, 2008 and the year ending December 31, 2007, was approximately 6.1% per annum. The debt bears interest at rates of 4.3% to 9.3% per annum and matures on various dates ranging from 2008 to 2018. Included in our debt balance are three capital leases with an imputed interest rate of 13.1% per annum. The debt encumbered a total of 163 and 164 of the Company’s Properties as of June 30, 2008 and December 31, 2007, respectively, and the carrying value of such Properties was approximately $1,779 million and $1,784 million, respectively, as of such dates.
     As of June 30, 2008 and December 31, 2007, the $370.0 million bank commitment had $308.5 million and $267.0 million, respectively, available for future borrowings. The weighted average interest rate for the quarter ending June 30, 2008 and the year ending December 31, 2007 was 5.07% and 6.84% per annum, respectively.

Note 9 – Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which was adopted on July 1, 2005.
     Stock-based compensation expense was approximately $1.2 million and $1.1 million for the quarters ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, stock-based compensation expense was approximately $2.8 million and $2.1 million, respectively.
     Pursuant to the Stock Option Plan as discussed in Note 13 to the 2007 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options (“Options”). During the six months ended June 30, 2008, Options for 144,167 shares of common stock were exercised for gross proceeds of approximately $2.4 million.
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
     On May 8, 2008, the Company awarded restricted stock grants for 12,000 shares of common stock at a fair market value of approximately $580,000, and awarded Options to purchase 20,000 shares of common stock with an exercise price of $48.33 per share to certain members of the Board of Directors for services rendered in 2007. One-third of each of the Options to purchase common stock and the shares of restricted common stock covered by these awards vests on each of November 8, 2008, May 8, 2009, and May 8, 2010.
Note 10 – Long-Term Cash Incentive Plan
     On May 15, 2007, the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (the “Plan”) to provide a long-term cash bonus opportunity to certain members of the Company’s management and executive officers. The total cumulative payment for all participants (the Eligible Payment) is based upon certain performance conditions being met. Such performance conditions include the Company’s Compounded Annual Funds From Operations Per Share Growth Rate over the three-year period ending December 31, 2009, which is further adjusted upward or downward based on the Company’s Total Return compared to a selected peer group. The Company accounts for the Plan in accordance with SFAS 123(R). As of June 30, 2008, the Company had accrued compensation expense of approximately $1.2 million related to the Plan, including approximately $0.6 million in the six months ended June 30, 2008.

Note 11 – Transactions with Related Parties
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
Privileged Access has substantial business relationships with the Company, including the following:
•	As of June 30, 2008, we are leasing approximately 24,300 sites at 82 resort Properties (which includes 60 Properties operated by a subsidiary of Privileged Access known as the “TT Portfolio”) to Privileged Access or its subsidiaries. For the six months ended June 30, 2008, and 2007, we recognized approximately $12.7 million, and $9.9 million, respectively, in rent from these leasing arrangements. The lease income is included in Income from other investments, net in the Company’s Consolidated Statement of Operations. As of June 30, 2008 and December 31, 2007, no payments and approximately $0.1 million, respectively, were outstanding. During the six months ended June 30, 2008 the Company reimbursed $2.3 to Privileged Access for capital improvements. In 2007, the Company made no reimbursements to Privileged Access.

•	Effective January 1, 2008, the leases for these Properties provide for the following significant terms: a) annual fixed rent of approximately $25.5 million, b) annual rent increases at the higher of Consumer Price Index (“CPI”) or a renegotiated amount based upon the fair market value of the Properties, c) expiration date of January 15, 2020, and d) two five-year extension terms at the option of Privileged Access. The January 1, 2008 lease for the TT Portfolio also included provisions where the Company paid Privileged Access $1 million for entering into the amended lease. The $1 million payment will be amortized on a pro-rata basis over the term of the lease as an offset to the annual lease payments. Additionally, the Company also agreed to reimburse Privileged Access up to $5 million for the cost of any improvements made to the TT Portfolio. The Company shall reimburse Privileged Access only if the improvement has been pre-approved, is a depreciable fixed asset and supporting documentation is provided. The assets purchased with the capital improvement fund will be the assets of the Company and will be amortized in accordance with the Company’s depreciation policies. As of June 30, 2008, $2.9 million remains in the capital improvements fund.

The Company has subordinated its lease payment for the TT Portfolio to a bank that has loaned Privileged Access $5 million as of June 30, 2008. Privileged Access is obligated to pay back $2.5 million of the loan in 2009 and the final $2.5 million in 2010. The Company believes that the possibility that Privileged Access would not make its lease payment on the TT Portfolio as a result of the subordination is remote.

•	Since June 12, 2006, Privileged Access has leased 130 cottage sites at Tropical Palms, a resort Property located near Orlando, Florida. For the six months ended June 30, 2008 and 2007, we earned approximately

Note 11 – Transactions with Related Parties (continued)
$0.8 million and $0.9 million, respectively, in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. As of June 30, 2008 and December 31, 2007, approximately $0.1 million and $0.4 million, respectively, in lease payments were outstanding. The Tropical Palms lease expired on July 15, 2008, and the entire property was leased to a new independent operator for 12 years.

•	The Company leased 40 to 160 sites at three resort Properties in Florida, to a subsidiary of Privileged Access from October 1, 2007 until September 30, 2010. The sites will vary during each month of the lease term due to the seasonality of the resort business in Florida. For the six months ended June 30, 2008, we recognized approximately $0.1 million in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. As of June 30, 2008 and December 31, 2007, no amounts are outstanding under this lease. The annual fixed rent is approximately $0.2 million.

•	The Company leased 40 to 160 sites at Lake Magic, a resort Property in Clermont, Florida, to a subsidiary of Privileged Access from December 15, 2006 until September 30, 2007. The sites varied during each month of the lease term due to the seasonality of the resort business in Florida. For the six months ended June 30, 2007, we recognized approximately $0.1 million in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. As of June 30, 2008, no amounts are outstanding under this expired lease.

•	The Company has an option to purchase the subsidiaries of Privileged Access, including TT, beginning on April 14, 2009, at the then fair market value, subject to the satisfaction of a number of significant contingencies (“ELS Option”). The ELS Option terminates on January 15, 2020. The Company has consented to a fixed price option where the Chairman of PATT can acquire the subsidiaries of Privileged Access anytime before December 31, 2011. If the Company exercised the ELS Option prior to December 31, 2011, the fixed price option would terminate.

•	Privileged Access and the Company have agreed to certain arrangements in which we may utilize each other’s services. The Company expects Privileged Access to assist the Company with functions such as: call center management, property management, information technology, legal, sales and marketing. During the six months ended June 30, 2008, the Company expensed approximately $382,000 for the use of Privileged Access employees and $323,000 and $0 was payable to Privileged Access as of June 30, 2008 and December 31, 2007, respectively. The Company expects to receive approximately $0.1 million from Privileged Access for Privileged Access use of certain Company information technology resources during the remainder of 2008. The Company and Privileged Access expect to add additional shared employee arrangements and will engage a third party to evaluate the fair market value of such employee services.
     In addition to the arrangements described above, the Company has the following arrangements with Privileged Access. In each arrangement, the amount of income or expense, as applicable, recognized by the Company for the six months ended June 30, 2008 is less than $0.1 million and there were no amounts due under these arrangements as of June 30, 2008 or December 31, 2007. Each arrangement is expected to generate less than $0.1 million of revenue, or expense as applicable, for the year ending December 31, 2008.
•	Since November 1, 2006, the Company has leased 41 to 44 sites at 22 resort Properties to Privileged Access (the “Park Pass Lease”). The Park Pass Lease expires on October 31, 2008.

•	The Company and Privileged Access entered into a Site Exchange Agreement beginning September 1, 2007 and ending May 31, 2008. Under the Site Exchange Agreement, the Company allowed Privileged Access to use 20 sites at an Arizona resort Property known as Countryside. In return, Privileged Access allowed the Company to use 20 sites at an Arizona resort Property known as Verde Valley Resort (a property in the TT Portfolio).

Note 11 – Transactions with Related Parties (continued)
•	On September 15, 2006, the Company and Privileged Access entered into a Park Model Sales Agreement related to a Texas resort Property in the TT Portfolio known as Lake Conroe. Under the Park Model Sales Agreement, Privileged Access was allowed to sell up to 26 park models at Lake Conroe. Privileged Access is obligated to pay the Company 90% of the site rent collected from the park model buyer. All 26 homes have been sold as of December 31, 2007.

•	The Company advertises in Trailblazer, a magazine that is published by a subsidiary of Privileged Access. Trailblazer is an award-winning recreational lifestyle magazine for active campers, which is read by more than 65,000 paid subscribers.

•	On July 1, 2008, the Company and Privileged Access entered into an agreement, where Privileged Access will sell Company resort cottage inventory at certain Properties leased to Privileged Access. The Company will pay Privileged Access a commission for selling the inventory.

•	The Company and Privileged Access have entered into a Site Exchange Agreement for a one-year period beginning June 1, 2008 and ending May 31, 2009. Under the Site Exchange Agreement, the Company allows Privileged Access to use 90 sites at six resort Properties. In return, Privileged Access allows the Company to use 90 sites at six resort Properties currently leased to Privileged Access.

•	On April 1, 2008, the Company entered into a six-month lease for a corporate apartment located in Chicago, Illinois for use by Mr. McAdams and other employees of the Company and Privileged Access. The Company pays monthly rent payments, plus utilities and housekeeping expenses. Mr. McAdams and Privileged Access reimburse the Company for their use of the apartment.
     The Company is not required, explicitly or implicitly, to protect Mr. McAdams from absorbing losses incurred by Privileged Access and observes that it could be required to consolidate Privileged Access in the event it were to provide subordinated financial support to Mr. McAdams or Privileged Access — either directly or indirectly — in the future.
Corporate headquarters
     The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, the Company’s Chairman of the Board. Fees paid to this entity amounted to approximately $246,000 and $380,000 for the six months ended June 30, 2008 and 2007, respectively. The Company had no amounts due to this entity as of June 30, 2008 and December 31, 2007, respectively.
Note 12 – Subsequent Events
     On July 15, 2008, Tropical Palms, a 541-site Property located in Kissimmee, Florida, was leased to a new operator for 12 years. The lease provides for an initial fixed annual lease payment of $1.6 million, which escalates at the greater of CPI or three percent. Percentage rent payments are provided for beginning in 2010, subject to gross revenue floors. On July 14, 2008, the Company paid off the Tropical Palms mortgage of approximately $12 million that had a stated interest rate of 30-day LIBOR plus two percent per annum.
     On August 1, 2008, the Company closed on three of the remaining seven Fannie Mae loans for total financing proceeds of approximately $57.1 million bearing interest of 5.91% and maturing on September 1, 2018. The proceeds were used to refinance $40.6 million of mortgages at three Properties at a stated interest rate of 5.35%. The proceeds were also used to payoff two additional mortgages totaling approximately $4.9 million. The remaining four Fannie Mae loans are expected to close during the third quarter of 2008.

Note 13 – Commitments and Contingencies
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

Note 13 – Commitments and Contingencies (continued)
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
     In June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinance and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The Court of Appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand, the trial court was directed to decide the issue of damages to the Company from these ordinances, which the Company believes is consistent not only with the Company receiving the economic benefit of invalidating one of the ordinances, but also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. The remand action was tried to the court in the third quarter of 2007. On January 25, 2008, the trial court issued a preliminary ruling determining that the Company had not incurred any damages from these ordinances and actions primarily on the grounds that the ordinances afforded the Company a fair rate of return. The Company sought clarification of this ruling. On April 9, 2008, the court issued a final statement of decision that included a clarification stating that the constitutional issues were not

Note 13 – Commitments and Contingencies (continued)
resolved on the merits and that the court had not determined that the ordinances afforded the Company a fair rate of return outside the remand period. As a result of this decision, the Company accrued $600,000 for rent control initiatives in the quarter ended March 31, 2008 for estimated rent refunds based upon a motion for restitution filed by the City in Case No. GIE 020524. The Company filed a notice of appeal on July 2, 2008.
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
     As a result of the Company’s efforts to achieve a level of regulatory fairness in California, a commercial lending company, 21st Mortgage Corporation, a Delaware corporation, sued MHC Financing Limited Partnership. Such lawsuit asserts that certain rent increases implemented by the partnership pursuant to the rights afforded to the property owners under the City of San Jose’s rent control ordinance were invalid or unlawful. 21st Mortgage has asserted that it should benefit from the vacancy control provisions of the City’s ordinance as if 21st Mortgage were a “homeowner” and contrary to the ordinance’s provision that rents may be increased without restriction upon termination of the homeowners’ tenancy. In each of the disputed cases, the Company believes it had terminated the tenancy of the homeowner (21st Mortgage’s borrower) through the legal process. The Court, in granting 21st Mortgage’s motion for summary judgment, has indicated that 21st Mortgage may be a “homeowner” within the meaning of the ordinance. The Company does not believe that 21st Mortgage can show that it has ever applied for tenancy, entered into a rental agreement or been accepted as a homeowner in the communities. A bench trial in this matter concluded in January 2008 with the trial court determining that the Company had validly exercised its rights under the rent control ordinance, that the Company had not violated the ordinance and that 21st Mortgage was not entitled to the benefit of rent control protection in the circumstances presented. In April 2008, the Company filed a petition for attorneys’ fees incurred in the amount of approximately $812,000 plus costs of approximately $79,000, which remains pending before the Court and there can be no assurances as to the outcome of this petition.
Countryside at Vero Beach
     On January 12, 2006, the Company was served with a complaint filed in Indian River County Circuit Court on behalf of a purported class of homeowners at Countryside at Vero Beach. The complaint includes counts for alleged violations of the Florida Mobile Home Act and the Florida Deceptive and Unfair Trade Practices Act, and claims that the Company required homeowners to pay water and sewer impact fees, either to the Company or to the County, “as a condition of initial or continued occupancy in the Park”, without properly disclosing the fees in advance and notwithstanding the Company’s position that all such fees were fully paid in connection with the settlement agreement described above. On February 8, 2006, the Company served its motion to dismiss the complaint. In May 2007, the Court granted the Company’s motion to dismiss, but also allowed the plaintiff to amend the complaint. The plaintiff

Note 13 – Commitments and Contingencies (continued)
filed an amended complaint, which the Company has also moved to dismiss. Before any ruling on the Company’s motion to dismiss the amended complaint, the plaintiff asked for and received leave to file a second amended complaint, which the plaintiff filed on April 11, 2008. On May 1, 2008, the Company filed an answer and a motion for summary judgment, which is pending. The Company will vigorously defend the lawsuit.
Colony Park
     On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company has answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case will proceed in Superior Court because the Company’s motion to compel arbitration was denied and the denial was upheld on appeal. Discovery has commenced. The Court has set a trial date for October 21, 2008. The Company believes that the allegations in the first amended complaint are without merit, and intends to vigorously defend the lawsuit.
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
     In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, the Company filed its Second Amended Complaint. Aon has filed a motion to dismiss the Second Amended Complaint in its entirety as against Aon, and the insurers have moved to dismiss portions of the Second Amended Complaint as against them. Those motions are scheduled to be heard on August 6, 2008. Written discovery proceedings have commenced.
     Since filing the lawsuit, the Company has received additional payments from Essex Insurance Company, Lexington Insurance Company, and Westchester Surplus Lines Insurance Company, of approximately $2.6 million. In addition, in January 2008 the Company entered a settlement with Hartford Fire Insurance Company pursuant to which Hartford paid the Company the remaining disputed limits of Hartford’s insurance policy, in the amount of approximately $516,000, and the Company dismissed and released Hartford from additional claims for interest and bad faith claims handling.

Note 13 – Commitments and Contingencies (continued)
Brennan Beach
     The Law Enforcement Division of the New York Department of Environmental Compliance (“DEC”) has investigated certain allegations relating to the operation of the onsite wastewater treatment plant and the use of adjacent wetlands at Brennan Beach, which is located in Pulaski, New York. The allegations included assertions of unlawful point source discharges, permit discharge exceedances, and placing material in a wetland buffer area without a permit. Representatives of the Company attended meetings with the DEC in November 2007, April 2008, May 2008 and June 2008, at which the alleged violations were discussed, and the Company has cooperated with the DEC investigation. No formal notices have been issued to the Company asserting specific violations, but the DEC has indicated that it believes the Company is responsible for certain of the alleged violations. As a result of discussions with the DEC, the Company has agreed to enter into a civil consent order pursuant to which the Company will pay a penalty of $50,000 and undertake an environmental benefit project at a cost of $150,000 in connection with the alleged violations. The consent order is being prepared by the DEC pursuant to that agreement and the amounts expected to be paid under the consent order were accrued as property operating expenses during the quarter ended June 30, 2008.
Appalachian RV
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
     Following issuance of the EPA Report, the EPA sent the Company a Notice of Potential Liability for a cleanup of the elevated lead levels at the Property, and a proposed administrative consent order seeking the Company’s agreement to conduct such a cleanup. On April 9, 2008, the Company submitted a response suggesting that the Company conduct additional soil testing, which the EPA has approved, to determine what type of cleanup might be appropriate. The additional soil testing commenced on July 21, 2008 and is still in process.
     The EPA also advised the Company that, because elevated arsenic levels were detected at six locations at the Property during the EPA’s testing for lead, at the suggestion of the Agency for Toxic Substances and Disease Registry (ATSDR), the EPA further analyzed for potentially elevated arsenic levels the samples it previously collected. As a result of that analysis, the Company engaged a laboratory to analyze those samples for elevated arsenic levels. In light of these results, the additional soil testing the Company is conducting will test for arsenic as well as lead.
     As a result of these circumstances, the Company decided not to open the Property until these issues can be resolved. In addition, although the potential costs and most appropriate method of addressing the environmental issues at the Property are uncertain, based upon information to date, a liability of approximately $0.6 million for future estimated costs has been accrued for as of June 30, 2008 and included in property operating expenses. Based on the information currently available to the Company, the Company expects to be able to re-open the Property in time for the 2009 season.
Gulf View in Punta Gorda
     In 2004, the Company acquired ownership of various property owning entities, including an entity owning a property called Gulf View, in Punta Gorda, Florida. Gulf View continues to be held in a special purpose entity. At the time of acquisition of the entity owning Gulf View, it was financed with a secured loan that was cross-collateralized and cross-defaulted with a loan on another property whose ownership entity was not acquired (the “crossed loan”). At

Note 13 – Commitments and Contingencies (continued)
the time of acquisition, the Operating Partnership guaranteed certain obligations relating to exceptions from the non-recourse nature of the loans. Because of certain penalties associated with repayment of these loans, the loans have not been restructured and the terms and conditions remain the same today. The approximate outstanding amount of the loan secured by Gulf View is $1.4 million and of the crossed loan secured by the other property is $5.5 million. The Company is not aware of any notice of default regarding either of the loans; however, should the owner of the cross-collateralized property default, the special purpose entity owning Gulf View and the Operating Partnership may be impacted to the extent of their obligations.
Florida Utility Operations
     The Company received notice from the Florida Department of Environmental Protection (“DEP”) that as a result of a compliance inspection it is alleging violations of Florida law relating to the operation of onsite water plants and wastewater treatment plants at seven properties in Florida. The alleged violations relate to record keeping and reporting requirements, physical and operating deficiencies and permit compliance. The Company has investigated each of the alleged violations, including a review of a third party operator hired to oversee such operations. The Company met with the DEP in November 2007 to respond to the alleged violations and as a follow-up to such meeting provided a written response to the DEP in December 2007. In light of the Company’s written response, in late January 2008 the DEP conducted a follow-up compliance inspection at each of the seven properties. In early March 2008, the DEP provided the Company comments in connection with the follow-up inspection, which made various recommendations and raised certain additional alleged violations similar in character to those alleged after the initial inspection. The Company has investigated and responded to the additional alleged violations. While the outcome of this investigation remains uncertain, the Company expects to resolve the issues raised by the DEP by entering into a consent decree in which the Company will agree to make certain improvements in its facilities and operations to resolve the issues and pay certain costs and penalties associated with the violations. While the outcome is still uncertain, the amount of the costs and penalties to be paid to the DEP is not expected to be material. The Company has also replaced its third party operator hired to oversee onsite water and wastewater operations at each of the seven properties. The Company is evaluating the costs of any improvements to its facilities, which would be capital expenditures depreciated over the estimated useful life of the improvement. During the course of this investigation, one permit for operation of a wastewater treatment plant expired. The Company applied for renewal of the permit and expects the DEP to grant the application.
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
     The Company is a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of June 30, 2008, the Company owned or had an ownership interest in a portfolio of 309 Properties located throughout the United States and Canada containing 112,002 residential sites. These Properties are located in 28 states and British Columbia (with the number of Properties in each state or province shown parenthetically, as follows): Florida (86), California (48), Arizona (35), Texas (15), Washington (14), Pennsylvania (13), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Nevada (6), Virginia (6), Wisconsin (6), New York (6), Indiana (5), Maine (5), Illinois (4), New Jersey (4), Massachusetts (4), Michigan (3), South Carolina (3), New Hampshire (2), Ohio (2), Tennessee (2), Utah (2), Alabama (1), Kentucky (1), Montana (1), and British Columbia (1).
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

     The following chart lists the Properties acquired, invested in, or sold since January 1, 2007.

Property	Transaction Date	Sites
Total Sites as of January 1, 2007		112,956

Property or Portfolio (# of Properties in parentheses):
Pine Island RV Resort (1)	August 3, 2007	363
Santa Cruz RV Ranch (1)	September 26, 2007	106
Tuxbury Resort (1)	October 11, 2007	305
Grandy Creek (1)	January 14, 2008	179
Lake George Schroon Valley Resort (1)	January 23, 2008	151

Expansion Site Development and other:
Sites added reconfigured in 2007		75
Sites added reconfigured in 2008		27
Peter’s Pond — Morgan Portfolio JV(1)	March 13, 2008	(270)

Dispositions:
Lazy Lakes (1)	January 10, 2007	(100)
Del Rey (1)	July 6, 2007	(407)
Holiday Village, Iowa (1)	November 30, 2007	(519)
Virginia Park — Morgan Portfolio JV (2)	April 30, 2008	(136)
New Point — Morgan Portfolio JV (1)	April 30, 2008	(300)
Club Naples — Morgan Portfolio JV (1)	June 16, 2008	(308)
Gwynn’s Island — Morgan Portfolio JV (2)	June 16, 2008	(120)

Total Sites as of June 30, 2008		112,002

     Since December 31, 2006, the gross investment in real estate has increased from $2,337 million to $2,443 million as of June 30, 2008.

Outlook
     Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.
     We have approximately 64,900 annual sites, approximately 8,800 seasonal sites, which are leased to customers generally for three to six months, and approximately 8,800 transient sites, occupied by customers who lease sites on a short-term basis. We expect to service over 100,000 customers with these transient sites. However, we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 24,300 membership sites for which we currently receive annual ground rent of approximately $25.5 million. This rent is classified in Income from other investments, net in the Consolidated Statements of Operations. We also have interests in Properties containing approximately 5,200 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

	Total Sites as of	Total Sites as of
	June 30,	December 31,
	2008	2007
	(rounded to 000s)	(rounded to 000s)
Community sites (1)	44,800	44,800
Resort sites :
Annual	20,100	20,100
Seasonal	8,800	8,700
Transient	8,800	8,800
Membership (2)	24,300	24,100
Joint Ventures (3)	5,200	6,300

	112,000	112,800

(1)	Total includes 655 sites from discontinued operations.

(2)	All sites are currently leased to Privileged Access.

(3)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.
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
     In order to maintain and improve existing occupancy, the Company is focusing on new customer acquisition projects. During 2007, we formed an occupancy task force to review our portfolio for opportunities to increase occupancy. The task force is focused on gaining incremental occupancy in our manufactured home portfolio. We have identified a number of options for addressing occupancy, including renewed efforts on whole ownership sales, home rental, fractional sales, and locating financing sources for our customers. We believe that in connection with other customer identification strategies that we have embarked upon, these options will introduce quality customers to our Properties and the lifestyles that we provide. We have determined that it is appropriate to pursue new home rentals in a limited number of age-restricted communities, in order to maintain or incrementally increase occupancy and to continue new home rental activities in California, given the substantial market rent availability. We believe that renting homes may represent an attractive source of occupancy and eventually some new homebuyers. We also believe that some customers that are capable of purchasing are opting instead to rent in today’s economic environment.

     We have identified two primary criteria with respect to allocating our capital to this initiative: ability to attract high quality customers consistent with the existing customer base, and an acceptable return on our capital. Thus far we have rented approximately 300 new homes. We are approaching this cautiously in order to make sure our criteria are being met and we can evaluate the impact on our business.
Privileged Access
     Privileged Access has been the owner of Thousand Trails (“TT”) since April 14, 2006. TT’s primary business consists of entering into agreements with individuals to use its properties (the “Agreements”) and has been engaged in such business for almost 40 years. The properties generally contain designated sites for the placement of recreational vehicles to service its customer base of over 100,000 families. The properties are owned by the Company and leased to Privileged Access. Privileged Access is headquartered in Frisco, Texas, and has more than 2,000 employees and is 100 percent owned by Mr. McAdams, the Company’s President as of January 1, 2008.
     As of June 30, 2008, we are leasing approximately 24,300 sites at 82 resort Properties to Privileged Access or its subsidiaries so that Privileged Access may meet its obligations under the Agreements. For the six months ended June 30, 2008 and 2007, we recognized approximately $12.7 million and $9.9 million, respectively, in rent from these leasing arrangements. The lease income is included in Income from other investments, net in the Company’s Consolidated Statement of Operations.
     Effective January 1, 2008, the leases for these Properties were amended and restated and provide for the following significant terms: a) annual fixed rent of approximately $25.5 million, b) annual rent increases at the higher of CPI or a renegotiated amount based upon the fair market value of the Properties, c) expiration date of January 15, 2020, and d) two 5-year extension terms at the option of Privileged Access. The January 1, 2008 lease for 59 of the Properties known as the “TT Portfolio” also included provisions where the Company paid Privileged Access $1 million for entering into the amended lease. The $1 million payment will be amortized on a pro-rata basis over the remaining term of the lease as an offset to the annual lease payments. Additionally, the Company also agreed to reimburse Privileged Access up to $5 million for the cost of any improvements made to the TT Portfolio if (i) the improvement has been pre-approved, (ii) is a depreciable fixed asset and (iii) supporting documentation is provided. The assets purchased with the capital improvement fund will be the assets of the Company and will be amortized in accordance with the Company’s depreciation policies. During the six months ended June 30, 2008, approximately $2.3 million of fixed assets have been purchased from Privileged Access including approximately $2.1 million with the $5 million capital improvements fund.
     The Company has subordinated its lease payment for the TT Portfolio to a bank that has loaned Privileged Access $5 million as of June 30, 2008. Privileged Access is obligated to pay back $2.5 million of the loan in 2009 and the final $2.5 million in 2010. The Company believes that the possibility that Privileged Access would not make its lease payment on the TT Portfolio as a result of the subordination is remote.
     Since June 12, 2006, Privileged Access has leased 130 cottage sites at Tropical Palms, a resort Property located near Orlando, Florida from the Company. For the six months ended June 30, 2008 and 2007 we earned approximately $0.8 million and $0.9 million, respectively, in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. The Tropical Palms lease expired on July 15, 2008, and the entire property was leased to a new independent operator for 12 years.
     The Company announced on July 14, 2008 that it has commenced negotiations for the acquisition of the assets and operations of Privileged Access and its subsidiaries. There can be no assurance of a potential transaction at all or when or on what terms an actual transaction would occur.
     Refer to Note 11 – Transactions with Related Parties included in the Notes to Consolidated Financial Statements in this Form 10-Q for a description of all agreements between the Company and Privileged Access.

Supplemental Property Disclosure
     We provide the following disclosures with respect to certain assets:
•	Monte Vista – Monte Vista is a lifestyle-oriented resort Property located in Mesa, Arizona containing approximately 56 acres of vacant land. We have obtained approval to develop 275 manufactured home and 240 resort sites on this land. In connection with evaluating the development of Monte Vista, we evaluated selling the land and subsequently decided to list 26 acres of the land for sale. With respect to the land not listed for sale, we intend to develop additional resort sites and may consider other alternative uses for the land or sale of the acreage.

•	Bulow Plantation – Bulow Plantation is a 628-site mixed lifestyle-oriented resort and manufactured home Property located in Flagler Beach, Florida, which contains approximately 180 acres of adjacent vacant land. We have obtained approval from Flagler County for an additional manufactured home community development of approximately 700 sites on this land. In connection with evaluating the possible development and based on inquiries from single-family home developers, we evaluated a sale of the land. Subsequently, we listed the land for sale for a purchase price of $28 million. We anticipate that we will proceed with the development if we determine that any offers or the terms thereof are unacceptable. ELS obtained an amendment to the Board of Flagler County Commissioners resolution approving the planned unit development classification of the Property to clarify that resort cottages may be installed and set forth standards for the installation of resort cottages. This amendment may impact the plans for the future development.

•	Holiday Village, Florida — Holiday Village is a 128-site manufactured home Property located in Vero Beach, Florida, on approximately 20 acres of land. As a result of the 2004 hurricanes, this Property is less than 50% occupied. The residents have been notified that the Property was listed for sale for a purchase price of $6 million.
Critical Accounting Policies and Estimates
     Refer to the 2007 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. During the six months ended June 30, 2008, there were no changes to these policies.

Results of Operations
     The results of operations for the two Properties designated as held for disposition as of June 30, 2008 pursuant to SFAS No. 144, consisting of one Property sold in January of 2007, and one Property sold in July of 2007, have been classified as income from discontinued operations. See Note 4 of the Notes to the Consolidated Financial Statements for summarized information for these Properties.
Comparison of the Quarter Ended June 30, 2008 to the Quarter Ended June 30, 2007
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the quarters ended June 30, 2008 and 2007 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2006 and which were owned and operated during the six months ended June 30, 2008. However, the Core Portfolio excludes Tropical Palms due to the new long-term ground lease for the Property commencing on July 15, 2008.

	Core Portfolio				Total Portfolio
			Increase/	%			Increase /	%
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Community base rental income	$61,430	$59,025	$2,405	4.1	$61,430	$59,025	$2,405	4.1
Resort base rental income	21,005	20,644	361	1.7	23,033	22,058	975	4.4
Utility and other income	9,610	9,118	492	5.4	9,859	9,178	681	7.4

Property operating revenues	92,045	88,787	3,258	3.7	94,322	90,261	4,061	4.5

Property operating and Maintenance	31,984	30,438	1,546	5.1	33,930	31,240	2,690	8.6
Real estate taxes	7,307	7,173	134	1.9	7,478	7,251	227	3.1
Property management	4,981	4,471	510	11.4	5,243	4,706	537	11.4

Property operating expenses	44,272	42,082	2,190	5.2	46,651	43,197	3,454	8.0

Income from property operations	$47,773	$46,705	$1,068	2.3	$47,671	$47,064	$607	1.3

Property Operating Revenues
     The 3.7% increase in the Core Portfolio property operating revenues reflects: (i) a 3.9% increase in rates in our community base rental income combined with a 0.2% increase in occupancy, (ii) a 1.7% increase in revenues for our resort base income comprised of an increase in annual resort revenue partially offset by a decrease in seasonal and transient income, and (iii) an increase in utility income due to increased pass-throughs at certain Properties. Total Portfolio property operating revenues increased due to our 2007 and 2008 acquisitions, offset by decreases at Tropical Palms and Appalachian.
Property Operating Expenses
     The 5.2% increase in property operating expenses in the Core Portfolio reflects a 5.1% increase in property operating and maintenance expenses and an 11.4% increase in property management expenses. Core property operating and maintenance expense increase is primarily due to repairs and maintenance, utilities and legal fees and also includes an accrual of approximately $0.2 million in expected consent order costs at Brennan Beach. Our Total Portfolio property operating and maintenance expenses increased due to our 2007 and 2008 acquisitions and an accrual of approximately $0.4 million in estimated remediation costs at Appalachian RV. For more information related to Brennan Beach and Appalachian RV, see Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q. Core Portfolio and Total Portfolio property management expense primarily increased due to increased payroll and computer software costs.

Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended June 30, 2008 and 2007 (dollars in thousands).

	2008	2007	Variance	% Change
Gross revenues from new home sales	$5,941	$8,527	$(2,586)	(30.3)
Cost of new home sales	(5,897)	(7,355)	1,458	19.8

Gross profit from new home sales	44	1,172	(1,128)	(96.2)

Gross revenues from used home sales	858	650	208	32.0
Cost of used home sales	(962)	(775)	(187)	(24.1)

Gross (loss) profit from used home sales	(104)	(125)	21	16.8

Brokered resale revenues, net	301	450	(149)	(33.1)
Home selling expenses	(1,635)	(1,749)	114	6.5
Ancillary services revenues, net	(327)	(116)	(211)	(181.9)

(Loss) Income from home sales operations	$(1,721)	$(368)	$(1,353)	(367.7)

Home sales volumes
New home sales (1)	112	115	(3)	(2.6)
Used home sales (2)	107	81	26	32.1
Brokered home resales	217	268	(51)	(19.0)

(1)	Includes third party home sales of 21 and 13 for the quarters ending June 30, 2008 and 2007, respectively.

(2)	Includes third party home sales of one and three for the quarters ending June 30, 2008 and 2007, respectively.
     Income from home sales operations decreased as a result of reduced new home sales volumes and gross profits and lower brokered resale volumes. Resale revenues are stated net of commissions paid to employees of $0.2 million for the quarters ended June 30, 2008 and 2007. Ancillary services revenues, net decreased by 181.9% primarily due to $0.3 million of depreciation expense on $31.1 million new and used rental homes, excluding reserves of approximately $0.4 million, that we reclassified to Buildings and other depreciable property and commenced depreciating as of April 1, 2008.

Rental Operations
     During the quarter ended June 30, 2008, $31.1 million of manufactured home inventory, excluding reserves of approximately $0.4 million, was reclassified to Buildings and other depreciable property on our Consolidated Balance Sheet. The inventory moved included all used home inventory and all occupied new home inventory. The following table summarizes certain financial and statistical data for Rental Operations for the quarters ended June 30, 2008 and 2007 (dollars in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in previous section.

	2008	2007	Variance	% Change
Base rent (included in Community base rental income in the Property Operations table)	$1,890	$1,164	$726	62.4
Home rent	552	257	295	114.8

Rental operations revenue	2,442	1,421	1,021	71.9

Property operating and maintenance	334	231	103	44.6
Real estate taxes	12	2	10	500.0

Rental operations expenses	346	233	113	48.5

Income from rental operations	2,096	1,188	908	76.4
Depreciation	(319)	—	(319)	100.0

Income from rental operations, net of depreciation	$1,777	$1,188	$589	49.6

Number of occupied rentals, end of period	1,134	776
     The increase in rental operations revenue is primarily due to the increase in the number of occupied rentals. The increase in depreciation is due to the depreciation of the rental units starting during the quarter ending June 30, 2008.
Other Income and Expenses
     The following table summarizes other income and expenses for the quarters ended June 30, 2008 and 2007 (amounts in thousands).

	2008	2007	Variance	% Change
Interest income	$294	$425	$(131)	(30.8)
Income from other investments, net	6,705	5,118	1,587	31.0
General and administrative	(4,834)	(3,680)	(1,154)	(31.4)
Rent control initiatives	(518)	(999)	481	48.1
Interest and related amortization	(24,690)	(25,685)	995	3.9
Depreciation on corporate assets	(84)	(111)	27	24.3
Depreciation on real estate assets	(16,258)	(15,707)	(551)	3.5

Total other expenses, net	$(39,385)	$(40,639)	$1,254	3.1

     Interest income decreased primarily due to the $0.1 million in interest received on our Privileged Access note in the quarter ended June 30, 2007, which was fully repaid in 2007. Income from other investments, net increased primarily due to higher Privileged Access lease income of $1.3 million and $0.3 million of hurricane insurance proceeds, net of contingent legal fees. General and administrative expense increased due to higher compensation costs and legal fees. Rent control initiatives decreased due to activity regarding the Contempo Marin trial during the quarter ended June 30, 2007 as there were no rent control trials during the quarter ended June 30, 2008. (see Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q).

Equity in Income of Unconsolidated Joint Ventures
     During the quarter ended June 30, 2008, equity in income of unconsolidated joint ventures increased primarily due to the $1.6 million gain on the sale of our interest in four Morgan Portfolio joint ventures.
Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the six months ended June 30, 2008 and 2007 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase /	%			Increase /	%
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Community base rental income	$122,464	$117,824	$4,640	3.9	$122,464	$117,824	$4,640	3.9
Resort base rental income	52,695	50,882	1,813	3.6	57,630	53,779	3,851	7.2
Utility and other income	20,104	19,107	997	5.2	20,650	19,278	1,372	7.1

Property operating revenues	195,263	187,813	7,450	4.0	200,744	190,881	9,863	5.2

Property operating and maintenance	63,891	60,914	2,977	4.9	67,699	62,429	5,270	8.4
Real estate taxes	14,577	14,457	120	0.8	14,918	14,609	309	2.1
Property management	10,010	9,128	882	9.7	10,537	9,364	1,173	12.5

Property operating expenses	88,478	84,499	3,979	4.7	93,154	86,402	6,752	7.8

Income from property operations	$106,785	$103,314	$3,471	3.4	$107,590	$104,479	$3,111	3.0

Property Operating Revenues
     The 4.0% increase in the Core Portfolio property operating revenues reflects: (i) a 3.9% increase in rates in our community base rental income, (ii) a 3.6% increase in revenues for our resort base income comprised of an increase in annual and seasonal resort revenue partially offset by a decrease in transient income, and (iii) an increase in utility income due to increased pass-throughs at certain Properties. Total Portfolio property operating revenues increased due to our 2007 and 2008 acquisitions, partially offset by decreases at Tropical Palms and Appalachian.
Property Operating Expenses
     The 4.7% increase in property operating expenses in the Core Portfolio reflects a 4.9% increase in property operating and maintenance expenses and a 9.7% increase in property management expenses. Core property operating and maintenance expense increase is primarily due to repairs and maintenance, payroll, utilities and legal fees. Our Total Portfolio property operating expenses increased due to our 2007 and 2008 acquisitions and also includes an accrual of approximately $0.6 million in estimated remediation costs at Appalachian RV (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.) Core Portfolio and Total Portfolio property management expense primarily increased due to increased payroll costs.

Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the six months ended June 30, 2008 and 2007 (dollars in thousands).

	2008	2007	Variance	% Change
Gross revenues from new home sales	$11,741	$17,026	$(5,285)	(31.0)
Cost of new home sales	(12,126)	(14,877)	2,751	18.5

Gross (loss) profit from new home sales	(385)	2,149	(2,534)	(117.9)

Gross revenues from used home sales	1,253	1,258	(5)	(0.4)
Cost of used home sales	(1,483)	(1,370)	(113)	(8.2)

Gross (loss) profit from used home sales	(230)	(112)	(118)	(105.4)

Brokered resale revenues, net	668	943	(275)	(29.2)
Home selling expenses	(3,148)	(4,000)	852	21.3
Ancillary services revenues, net	1,121	1,424	(303)	(21.3)

(Loss) Income from home sales operations	$(1,974)	$404	$(2,378)	(588.6)

Home sales volumes
New home sales (1)	236	233	3	1.3
Used home sales (2)	168	155	13	8.4
Brokered home resales	457	567	(110)	(19.4)

(1)	Includes third party home sales of 45 and 23 for the six months ending June 30, 2008 and 2007, respectively.

(2)	Includes third party home sales of one and five for the six months ending June 30, 2008 and 2007, respectively.
     Income from home sales operations decreased as a result of reduced new and used home sales gross profits and lower brokered resale volumes. Resale revenues are stated net of commissions paid to employees of $0.4 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively. Cost of new homes sales includes an increase in new home inventory reserve of approximately $0.3 million. Home selling expenses decreased by 21.3% due to lower sales volumes and lower advertising expenses.

Rental Operations
     During the six months ended June 30, 2008, $31.1 million of manufactured home inventory, excluding reserves of approximately $0.4 million, was reclassified to Buildings and other depreciable property on our Consolidated Balance Sheet. The inventory moved included all used home inventory and all occupied new home inventory. The following table summarizes certain financial and statistical data for the Rental Operations for the six months ended June 30, 2008 and 2007 (dollars in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in previous section.

	2008	2007	Variance	% Change
Base rent (included in Community base rental income in the Property Operations table)	$3,552	$2,286	$1,266	55.4
Home rent	1,084	667	417	62.5

Rental operations revenue	4,636	2,953	1,683	57.0

Property operating and maintenance	544	351	193	55.0
Real estate taxes	39	28	11	39.3

Rental operations expenses	583	379	204	53.8

Income from rental operations	4,053	2,574	1,479	57.5
Depreciation	(319)	—	(319)	100.0

Income from rental operations, net of depreciation	$3,734	$2,574	$1,160	45.1

Number of occupied rentals, end of period	1,134	776
     The increase in rental operations revenue is primarily due to the increase in the number of occupied rentals. The increase in depreciation is due to the depreciation of the rental units starting during the six months ended June 30, 2008.
Other Income and Expenses
     The following table summarizes other income and expenses for the six months ended June 30, 2008 and 2007 (amounts in thousands).

	2008	2007	Variance	% Change
Interest income	$681	$962	$(281)	(29.2)
Income from other investments, net	13,615	10,084	3,531	35.0
General and administrative	(10,233)	(7,351)	(2,882)	(39.2)
Rent control initiatives	(1,865)	(1,435)	(430)	(30.0)
Interest and related amortization	(49,674)	(51,478)	1,804	3.5
Depreciation on corporate assets	(182)	(221)	39	17.6
Depreciation on real estate assets	(32,532)	(31,331)	(1,201)	3.8

Total other expenses, net	$(80,190)	$(80,770)	$580	0.7

     Interest income decreased primarily due to the $0.4 million in interest received on our Privileged Access note for the six months ended June 30, 2007, which was fully repaid in 2007. Income from other investments, net increased primarily due to higher Privileged Access lease income of $2.8 million and $0.7 million of hurricane insurance proceeds, net of contingent legal fees. General and administrative expense increased due to higher compensation costs and professional fees. Rent control initiatives increased due to activity regarding the City of San Rafael briefing, the City of Santee decision and 21st Mortgage trial, partially offset by the Contempo Marin trial during the quarter ending June 30, 2007 (see Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q).

Equity in Income of Unconsolidated Joint Ventures
     During the six months ended June 30, 2008, equity in income of unconsolidated joint ventures increased primarily due to a $0.6 million gain on the payoff of our share of seller financing in excess of our basis on one Lakeshore investment, a gain of $1.6 million on the sale of our interest in four Morgan properties, a $0.5 million increase in our Voyager RV Resort investment, offset by the activity at the nine former joint ventures, which have been purchased by the Company and had no joint venture income in the six months ended June 30, 2008.

Liquidity and Capital Resources
Liquidity
     As of June 30, 2008, the Company had $11.2 million in cash and cash equivalents and $308.5 million available on its lines of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities, proceeds from sale of Properties and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, Property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit the issuance of debt securities or additional equity securities in the Company, in addition to working capital. The table below summarizes cash flow activity for the six months ended June 30, 2008 and 2007 (amounts in thousands).

	For the six months ended
	June 30,
	2008	2007
Cash provided by operating activities	$75,008	$66,341
Cash used in investing activities	(17,710)	(10,299)
Cash used in financing activities	(51,898)	(56,951)

Net increase (decrease) in cash	$5,400	$(909)

Operating Activities
     Net cash provided by operating activities increased $8.7 million for the six months ended June 30, 2008. The increase reflects higher property operating income and an increase in income from other investments, net. The increase is also attributable to the lower working capital requirements.
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

On June 27, 2007, the Company purchased the remaining 75% interest in a Diversified Investments joint venture Property known as Winter Garden, which is a 350-site resort Property on approximately 27 acres in Winter Garden, Florida. The gross purchase price was approximately $10.9 million, and we assumed a second mortgage loan of approximately $4.0 million with an interest rate of 4.3% per annum, maturing in September 2008. The remainder of the acquisition price, net of a credit for our existing 25% interest, was funded with proceeds from the Company’s lines of credit and a withdrawal of approximately $3.7 million from the tax-deferred exchange account established as a result of the disposition of Lazy Lakes discussed below
     Certain purchase price adjustments may be made within one year following the acquisitions.
Dispositions
     During the quarter ended June 30, 2008, the Company sold its 25% interest in the following properties, Newpoint in New Point, Virginia, Virginia Park in Old Orchard Beach, Maine, Club Naples, Florida, and Gwynn’s Island in Gwynn, Virginia, four properties held in the Morgan Portfolio, for approximately $2.1 million. A gain on sale of approximately $1.6 million was recognized. The Company also received approximately $0.3 million of funds held for the purchase of five Morgan Properties disposed of in 2006.
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
Notes Receivable Activity
     The notes receivable activity during the second quarter of 2008 of ($0.3) million in cash outflow reflects net lending from our Chattel Loans.
     During the six months ended June 30, 2007, we received a principal repayment of $7.3 million on a note receivable from Privileged Access of approximately $12.3 million, which was repaid in full during 2007. Chattel loan value was $1.1 million for June 30, 2007.
Investments in and distributions from unconsolidated joint ventures
     During the six months ended June 30, 2008, the Company invested approximately $5.7 million in its joint ventures to increase the Company’s ownership interest in Voyager RV Resort to 50%. The Company also received approximately $0.4 million held for the initial investment in one of the Morgan Properties.
     During the six months ended June 30, 2008, the Company received approximately $3.6 million in distributions from our joint ventures. Approximately $3.1 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $0.5 million were classified as a return of capital and were included in investing activities.
     During the six months ended June 30, 2007, the Company received approximately $3.5 million in distributions from our joint ventures. $3.4 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $0.1 million were classified as a return of capital and were included in investing activities.

Capital Improvements
     The Company identifies capital expenditures for improvements as recurring capital expenditures (“Recurring CapEx”), site development costs and corporate costs. Recurring CapEx was approximately $5.3 million and $6.4 million for the six months ended June 30, 2008 and 2007, respectively. Site development costs were approximately $5.8 million and $6.8 million for the six months ended June 30, 2008 and 2007, respectively, and represent costs to develop expansion sites at certain of the Company’s Properties and costs for improvements to sites when a smaller used home is replaced with a larger new home. Reduction in site development costs is due to the decrease in new home sales volumes (excluding third party dealer sales). In addition, during the six months ended June 30, 2008 and 2007, we spent $0.1 million and $1.2 million, respectively, on capitalized hurricane related repairs.
Financing Activities
Financing, Refinancing and Early Debt Retirement
2008 Activity
     During the six months ended June 30, 2008, the Company completed the following transactions:
•	The Company repaid $3.4 million of mortgage debt on Mesa Verde in Yuma, Arizona that had a stated interest rate of 4.9% per annum.

•	The Company closed on two of the nine Fannie Mae loans for total financing proceeds of approximately $25.8 million bearing interest of 5.76% and maturing on May 1, 2018.

•	In connection with the closing of the two Fannie Mae loans, the Company refinanced a $6.7 million mortgage on Holiday Village, in Ormond Beach, Florida.
2007 Activity
     During the six months ended June 30, 2007, the Company completed the following transactions:
•	The Company repaid approximately $1.9 million of mortgage debt in connection with the sale of Lazy Lakes on January 10, 2007.

•	In connection with the acquisition of Mesa Verde, during the first quarter of 2007, the Company assumed $3.5 million in mortgage debt bearing interest at 4.94% per annum and maturing in May 2008.

•	In connection with the acquisition of Winter Garden, during the second quarter of 2007, the Company assumed $4.0 million in mortgage debt bearing interest at 4.3% per annum and maturing in September 2008.
Secured Debt
     As of June 30, 2008, our secured long-term debt balance was approximately $1.6 billion, with a weighted average interest rate including amortization in 2008 of approximately 6.1% per annum. The debt bears interest at rates between 4.3% and 9.3% per annum and matures on various dates mainly ranging from 2008 to 2018. Included in our debt balance are three capital leases with an imputed interest rate of 13.1% per annum. The Company has $190 million of secured debt that matures in the second half of 2008 and $80 million maturing in 2009.
     During the quarter ended March 31, 2008, we locked a rate on $140 million of financing with Fannie Mae on nine manufactured home Properties, most of which have existing secured debt. We had a rate of 5.76% locked on $25.8 million of financing for 60 days and a rate of 5.91% locked on $114.4 million for 180 days. We initially paid a $2.9 million cash deposit for the rate lock which was refunded to us in April 2008 as the lender agreed to allow us to guarantee the deposit instead of requiring a cash deposit.

     During the quarter ended June 30, 2008, the Company closed on two of the nine Fannie Mae loans for total financing proceeds of approximately $25.8 million bearing interest of 5.76% and maturing on May 1, 2018. The proceeds were used to refinance a $6.7 million mortgage on Holiday Village, in Ormond Beach, Florida, and to pay down $15 million of our unsecured lines of credit and for other working capital purposes.
     On July 1, 2008, the Company paid off a maturing mortgage of approximately $7.3 million on Down Yonder, in Largo, Florida, that had a stated interest rate of 7.19% per annum.
     On July 14, 2008, the Company paid off the Tropical Palms mortgage of approximately $12 million that had a stated interest rate of 30-day LIBOR plus two percent per annum.
     On August 1, 2008, the Company closed on three of the remaining seven Fannie Mae loans for total financing proceeds of approximately $57.1 million bearing interest of 5.91% and maturing on September 1, 2018. The proceeds were used to refinance $40.6 million of mortgages at three Properties at a stated interest rate of 5.35%. The proceeds were also used to payoff two additional mortgages totaling approximately $4.9 million. The remaining four Fannie Mae loans are expected to close during the third quarter of 2008.
     The maximum amount maturing in any of the succeeding five years beginning in 2009 is $276.5 million. The weighted average term to maturity for the long-term debt is approximately 5.1 years.
Unsecured Debt
     We have two unsecured Lines of Credit (“LOC”) of $400 million and $20 million that bear interest at a rate of LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. Our current group of banks have committed up to $370 million on our $420 million borrowing capacity. The weighted average interest rate for the six months ended June 30, 2008 for our unsecured debt was approximately 5.07% per annum. During the six months ended June 30, 2008, we borrowed $68.4 million and paid down $109.9 million on the lines of credit for a net pay-down of $41.5 million funded by our operations. The balance outstanding as of June 30, 2008 was $61.5 million.
Contractual Obligations
     As of June 30, 2008, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

	Total	2008 (2)	2009	2010 (3)	2011	2012	Thereafter
Long Term Borrowings (1)	$1,621,203	$192,019	$86,102	$295,009	$65,374	$18,383	$964,316
Weighted average interest rates	6.05%	5.94%	6.00%	5.88%	5.73%	5.69%	5.86%

(1)	Balance excludes net premiums and discounts of $2.1 million.

(2)	We locked rate on $114.0 million financing with Fannie Mae.

(3)	Includes lines of credit repayments in 2010 of $61.5 million. We have an option to extend this maturity for one year to 2011.
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
     The Company also leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. Minimum future rental payments under the ground leases are approximately $1.8 million per year for each of the next five years and approximately $19.9 million thereafter.
      With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately seven years, with no more than approximately $600 million in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, we believe that we will be able to repay such maturing debt from asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.
Equity Transactions
2008 Activity
     The 2008 quarterly distribution per common share is $0.20 per share, up from $0.15 per share in 2007. On July 11, 2008, the Company paid a $0.20 per share distribution for the quarter ended June 30, 2008 to stockholders of record on June 27, 2008. On April 11, 2008, the Company paid a $0.20 per share distribution for the quarter ended March 31, 2008 to stockholders of record on March 28, 2008.
     On June 30, 2008 and March 31, 2008, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units
     During the six months ended June 30, 2008, we received approximately $3.0 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).
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
     The following table presents a calculation of FFO for the quarters and six months ended June 30, 2008 and 2007 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Computation of funds from operations:
Net income available for common shares	$4,109	$1,634	$16,834	$17,794
Income allocated to common OP Units	964	393	3,968	4,283
Depreciation on real estate assets and other	16,258	15,707	32,532	31,331
Depreciation on unconsolidated joint ventures	311	368	903	734
Loss (Gain) on sale of property	39	—	80	(4,586)

Funds from operations available for common shares	$21,681	$18,102	$54,317	$49,556

Weighted average common shares outstanding – fully diluted	30,540	30,431	30,478	30,403

Item 3. Quantitative and Qualitative Disclosure of Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At June 30, 2008, approximately 95% or approximately $1.5 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $77.3 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $81.4 million.
     At June 30, 2008, approximately 5% or approximately $73.5 million of our outstanding debt was at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings and cash flows would increase/decrease by approximately $0.7 million annually.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of June 30, 2008.
     Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting
     There were no material changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008.

Part II – Other Information
Item 1. Legal Proceedings
     See Note 13 of the Consolidated Financial Statements contained herein.
Item 1A. Risk Factors
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Stockholders on May 8, 2008. Stockholders holding 22,468,865 Common Shares (being the only class of shares entitled to vote at the meeting), or 92.1%, of the Company’s 24,392,655 outstanding Common Shares as of the record date for the meeting, attended the meeting or were represented by proxy. The Company’s shareholders voted on two matters presented at the meeting, which received the requisite number of votes to pass. The results of the stockholders’ votes were as follows:
Proposal No. 1: Election of eight directors to terms expiring in 2009. A plurality of the votes cast was required for the election of directors.

DIRECTOR	FOR	WITHHELD
Philip C. Calian	22,266,165	202,700
Donald S. Chisholm	22,262,778	206,087
Thomas E. Dobrowski	22,261,873	206,992
Thomas P. Heneghan	22,252,439	216,426
Sheli Z. Rosenberg	22,156,361	312,504
Howard Walker	15,074,237	7,394,628
Gary L. Waterman	22,262,178	206,687
Samuel Zell	21,215,362	1,253,503
Proposal No. 2: Approval to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2008. A majority of the votes cast was required for approval.

	FOR	AGAINST	ABSTAIN
Total Shares (a)	22,415,215	25,562	28,088
% of Voted Shares	99.76%	0.11%	0.13%
% of Outstanding Shares	91.89%	0.10%	0.12%

(a)	Broker non-votes were 1,923,790.
Item 5. Other Information
     None.
Item 6. Exhibits

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.
Date: August 06, 2008	By:	/s/ Thomas P. Heneghan
Thomas P. Heneghan
Chief Executive Officer (Principal executive officer)

Date: August 06, 2008	By:	/s/ Michael B. Berman
Michael B. Berman
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)