Form 10-Q
period 2008-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2008-11-10
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
24,855,831 shares of Common Stock as of November 4, 2008.

Equity LifeStyle Properties, Inc.

Part I — Financial Information
Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(amounts in thousands, except share and per share data)

	September 30,
	2008	December 31,
	(unaudited)	2007
Assets
Investment in real estate:
Land	$541,979	$541,000
Land improvements	1,720,561	1,700,888
Buildings and other depreciable property	201,519	154,227

	2,464,059	2,396,115
Accumulated depreciation	(543,923)	(494,211)

Net investment in real estate	1,920,136	1,901,904
Cash and cash equivalents	52,745	5,785
Notes receivable, net	31,676	10,954
Investment in joint ventures	9,705	4,569
Rent and other customer receivables, net	1,078	1,156
Deferred financing costs, net	11,735	12,142
Inventory	31,092	62,807
Deferred commission expense	1,598	—
Escrow deposits and other assets	46,378	33,659

Total Assets	$2,106,143	$2,032,976

Liabilities and Stockholders’ Equity
Liabilities:
Mortgage notes payable	$1,552,041	$1,556,392
Unsecured lines of credit	115,700	103,000
Accrued payroll and other operating expenses	67,464	33,898
Deferred revenue — sale of right-to-use contracts	4,940	—
Accrued interest payable	8,418	9,164
Rents and other customer payments received in advance and security deposits	50,272	37,274
Distributions payable	6,097	4,531

Total Liabilities	1,804,932	1,744,259

Commitments and contingencies

Minority interest — Common OP Units and other	19,141	17,776
Minority interest — Perpetual Preferred OP Units	200,000	200,000

Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 100,000,000 shares authorized; 24,845,630 and 24,348,517 shares issued and outstanding for September 30, 2008 and December 31, 2007, respectively	238	236
Paid-in capital	318,415	310,803
Distributions in excess of accumulated earnings	(236,583)	(240,098)

Total Stockholders’ Equity	82,070	70,941

Total Liabilities and Stockholders’ Equity	$2,106,143	$2,032,976

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Quarters and Nine Months Ended September 30, 2008 and 2007
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Property Operations:
Community base rental income	$61,554	$59,366	$184,018	$177,190
Resort base rental income	29,343	25,557	86,973	79,336
Right-to-use annual payments	6,746	—	6,746	—
Right-to-use contracts current period, gross	5,003	—	5,003	—
Right-to-use contracts, deferred, net of prior period amortization	(4,940)	—	(4,940)	—
Utility and other income	10,572	9,273	31,222	28,551

Property operating revenues	108,278	94,196	309,022	285,077

Property operating and maintenance	42,148	33,252	109,847	95,681
Real estate taxes	7,794	7,037	22,712	21,646
Sales and marketing, gross	3,098	—	3,098	—
Sales and marketing, deferred commissions, net	(1,598)	—	(1,598)	—
Property management	6,446	4,576	16,983	13,940

Property operating expenses (exclusive of depreciation shown separately below)	57,888	44,865	151,042	131,267

Income from property operations	50,390	49,331	157,980	153,810

Home Sales Operations:
Gross revenues from inventory home sales	5,260	8,483	18,254	26,767
Cost of inventory home sales	(5,365)	(8,117)	(18,974)	(24,364)

Gross (Loss) profit from inventory home sales	(105)	366	(720)	2,403
Brokered resale revenues, net	237	305	905	1,248
Home selling expenses	(1,482)	(1,845)	(4,630)	(5,845)
Ancillary services revenues, net	607	799	1,728	2,223

(Loss) Income from home sales operations and other	(743)	(375)	(2,717)	29

Other Income (Expenses):
Interest income	885	496	1,566	1,458
Income from other investments, net	2,783	5,323	16,398	15,407
General and administrative	(5,315)	(3,795)	(15,548)	(11,146)
Rent control initiatives	(102)	(722)	(1,967)	(2,157)
Interest and related amortization	(24,930)	(25,942)	(74,604)	(77,420)
Depreciation on corporate assets	(84)	(116)	(266)	(337)
Depreciation on real estate assets	(17,132)	(15,901)	(49,664)	(47,232)

Total other expenses, net	(43,895)	(40,657)	(124,085)	(121,427)

Income before minority interests, equity in income of unconsolidated joint ventures and discontinued operations	5,752	8,299	31,178	32,412

Income allocated to Common OP units	(326)	(966)	(4,282)	(4,333)
Income allocated to Perpetual OP units	(4,032)	(4,031)	(12,104)	(12,101)
Equity in income of unconsolidated joint ventures	62	738	3,445	2,048

Income from continuing operations	1,456	4,040	18,237	18,026

Discontinued Operations:
Discontinued operations	32	96	177	234
Gain (Loss) on sale from discontinued real estate	—	6,858	(80)	11,444
Income allocated to Common OP units from discontinued operations	(6)	(1,342)	(18)	(2,259)

Income from discontinued operations	26	5,612	79	9,419

Net income available for Common Shares	$1,482	$9,652	$18,316	$27,445

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations (Continued)
For the Quarters and Nine Months Ended September 30, 2008 and 2007
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Earnings per Common Share — Basic:

Income from continuing operations	$0.06	$0.17	$0.75	$0.75
Income from discontinued operations	0.00	0.23	0.00	0.39

Net income available for Common Shares	$0.06	$0.40	$0.75	$1.14

Earnings per Common Share — Fully Diluted:
Income from continuing operations	$0.06	$0.16	$0.74	$0.74
Income from discontinued operations	0.00	0.23	0.00	0.38

Net income available for Common Shares	$0.06	$0.39	$0.74	$1.12

Distributions declared per Common Share outstanding	$0.20	$0.15	$0.60	$0.45

Weighted average Common Shares outstanding — basic	24,527	24,148	24,366	24,065

Weighted average Common Shares outstanding — fully diluted	30,572	30,418	30,504	30,402

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(amounts in thousands)
(unaudited)

	September 30,	September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$18,316	$27,445
Adjustments to reconcile net income to Cash provided by operating activities:
Income allocated to minority interests	16,354	18,693
Loss (Gain) on sale of discontinued real estate	79	(11,444)
Depreciation expense	51,062	48,658
Amortization expense	2,133	2,199
Debt premium amortization	(632)	(1,219)
Equity in income of unconsolidated joint ventures	(4,794)	(3,137)
Distributions from unconsolidated joint ventures	3,381	3,800
Amortization of stock-related compensation	3,975	3,195
Revenue from right-to-use contract sales	(63)	—
Commission expense related to right-to-use contract sales	21	—
Accrued long term incentive plan compensation	823	311
Increase in provision for uncollectible rents receivable	283	70
Increase in provision for inventory reserve	63	123
Changes in assets and liabilities:
Rent and other customer receivables, net	(204)	(63)
Inventory	(3,130)	2,447
Deferred commissions expense	(1,619)	—
Escrow deposits and other assets	(2,833)	(4,249)
Accrued payroll and other operating expenses	17,553	11,270
Deferred revenue — sales of right-to-use contracts	5,003	—
Rents and other customer payments received in advance and security deposits	(8,328)	(6,272)

Net cash provided by operating activities	97,443	91,827

Cash Flows From Investing Activities:
Acquisition of real estate	(3,484)	(19,108)
Acquisition of Privileged Access	1,267	—
Disposition of real estate	—	20,536
Net tax-deferred exchange withdrawal (deposit)	2,124	(6,376)
Joint Ventures:
Investments in	(5,545)	(3,117)
Distributions from	524	114
Net repayment (borrowings) of notes receivable	(1,152)	10,699
Improvements:
Corporate	(196)	(511)
Rental properties	(10,516)	(12,282)
Site development costs	(9,139)	(9,093)

Net cash used in investing activities	(26,117)	(19,138)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	4,157	3,387
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(28,741)	(23,425)
Lines of credit:
Proceeds	177,100	81,100
Repayments	(164,400)	(114,400)
Principal repayments on disposition	—	(1,992)
Principal repayments and mortgage debt payoff	(151,031)	(14,951)
New financing proceeds	140,275	—
Debt issuance costs	(1,726)	(310)

Net cash used in financing activities	(24,366)	(70,591)

Net increase in cash and cash equivalents	46,960	2,098
Cash and cash equivalents, beginning of period	5,785	1,605

Cash and cash equivalents, end of period	$52,745	$3,703

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2008 and 2007
(amounts in thousands)
(unaudited)

	September 30,	September 30,
	2008	2007
Supplemental Information:
Cash paid during the period for interest	$72,418	$76,134
Non-cash activities:
Real estate acquisition and disposition
Mortgage debt assumed and financed on acquisition of real estate	$—	$7,437
Mezzanine and joint venture investments applied to real estate acquisition	$—	$182
Other assets and liabilities, net, acquired on acquisition of real estate	$36	$170

Proceeds from loan to pay insurance premiums	$—	$4,300

Inventory reclassified to Buildings and other depreciable property	$36,635	$—

Acquisition of operations of Privileged Access
Assumption of assets and liabilities:
Inventory	$2,106	$—
Escrow deposits and other assets	$12,050	$—
Accrued payroll and other operating expenses	$13,644	$—
Rents and other customer payments received in advance and security deposits	$21,304	$—
Notes receivable	$19,571	$—
Investment in real estate	$6,991
Debt assumed and financed on acquisition	$7,037	$—
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
     The Company applies the equity method of accounting to entities in which the Company (i) does not have a controlling direct or indirect voting interest or (ii) is not considered the primary beneficiary, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5%) and (ii) the Company’s investment is passive.
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
(d) Inventory
     Inventory primarily consists of new and used Site Set homes and is stated, net of manufacturer rebates, at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. The expense for the inventory reserve is included in the cost of home sales in our Consolidated Statements of Operations.
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
     Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We use a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. Used rental homes are depreciated using a 40-year estimated life from its model year with a minimum of 15 years and new rental homes are depreciated using a 20-year estimated life from its model year down to a salvage value of 40% of the original costs. The values of above-and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term, which includes an estimated probability of lease renewal. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred, and significant renovations and improvements that improve the asset and extend the useful life of the asset are capitalized and then expensed over the asset’s estimated useful life.
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

Note 1 — Summary of Significant Accounting Policies (continued)
(f) Cash and Cash Equivalents
     The Company considers all demand and money market accounts and certificates of deposit with maturity dates, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of September 30, 2008 and December 31, 2007 include approximately $0.5 million of $0 restricted cash, respectively.
(g) Notes Receivable
     Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, or unamortized discounts or premiums net of a valuation allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases we finance the sales of homes to our customers (referred to as “Chattel Loans”) which loans are secured by the homes. The valuation allowance for the Chattel Loans is calculated based on a comparison of the outstanding principal balance of each note compared to the N.A.D.A. value and the current market value of the underlying manufactured home collateral. Beginning August 14, 2008, as a result of our acquisition of substantially all of the assts and certain liabilities of Privileged Access, L.P. (“Privileged Access”), the Company also began financing the nonrefundable upfront payments on sales of right-to-use contracts (“Contracts Receivable”). Based upon historical collection rates and current economic trends, when a sale is financed a reserve is established for a portion of the Contracts Receivable balance estimated to be uncollectible. The allowance and the rate at which the Company provides for losses on its Contracts Receivable could be increased or decreased in the future based on the Company’s actual collection experience.
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
(i) Income from Other Investments, net
     Income from other investments, net, primarily includes revenue relating to the Company’s former ground leases with Privileged Access. The ground leases were terminated on August 14, 2008 due to the Company’s acquisition of substantially all of the assets and certain liabilities of Privileged Access (the “PA Transaction”). The ground leases with Privileged Access were for approximately 24,300 sites at 82 of the Company’s Properties and were accounted for in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases. The Company recognized income related to these ground leases of approximately $2.2 million and $5.3 million for the quarters ended September 30, 2008 and 2007, respectively. The income for the quarter and nine months ended September 30, 2008 includes an expense of $0.9 million and $1.0 million, respectively, of a lease restatement bonus paid to Privileged Access in January 2008. Ground lease income for the nine months ended September 30, 2008 and 2007 was $14.9 million and $15.2 million, respectively. See Note 11 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) for further discussion regarding the PA Transaction.

Note 1 — Summary of Significant Accounting Policies (continued)
(j) Insurance Claims
     The Properties are covered against fire, flood, property damage, earthquake, windstorm and business interruption by insurance policies containing various deductible requirements and coverage limits. Recoverable costs are classified in other assets as incurred. Insurance proceeds are applied against the asset when received. Recoverable costs relating to capital items are treated in accordance with the Company’s capitalization policy. The book value of the original capital item is written off once the net cost basis of the impaired asset has been determined. Insurance proceeds relating to the capital costs or in excess of any receivable for recoverable costs are recorded as income in the period they are received.
     Approximately 70 Florida Properties suffered damage from five hurricanes that struck the state during 2004 and 2005. As of September 30, 2008, the Company estimates its total claims to exceed $21.0 million. The Company has made claims for full recovery of these amounts, subject to deductibles. Through September 30, 2008, the Company has made total expenditures of approximately $18.0 million. Approximately $6.9 million of these expenditures have been capitalized per the Company’s capitalization policy through September 30, 2008.
     The Company has received proceeds from insurance carriers of approximately $8.8 million through September 30, 2008. The proceeds were accounted for in accordance with the Statement of Financial Accounting Standards No.5, “Accounting for Contingencies” (“SFAS No. 5”). During the nine months ended September 30, 2008, approximately $0.7 million has been recognized as a gain on insurance recovery, which is net of approximately $0.2 million of contingent legal fees and included in income from other investments, net.
     On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion of this lawsuit.
(k) Deferred Financing Costs
     Deferred financing costs include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit, unamortized deferred financing fees are accounted for in accordance with EITF No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF 98-14”). Accumulated amortization for such costs was $12.3 million and $10.3 million at September 30, 2008 and December 31, 2007, respectively.

Note 1 — Summary of Significant Accounting Policies (continued)
(l) Revenue Recognition
     The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. The Company reserves for customer receivables when it believes the ultimate collection is less than probable.
     The sales of right-to-use contracts are recognized in accordance with Staff Accounting Bulletin 104, Revenue Recognition in Consolidated Financial Statements, Corrected (“SAB 104”). The Company will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, the Company has estimated to be between one to 31 years. The current period sales of upfront non-refundable payments are reported on the Income Statement in the line item titled “Right-to-use contracts current period, gross.” The cumulative deferral of the upfront non-refundable payments are reported on the Balance Sheet in the line item titled “Deferred revenue — sale of right-to use contracts.” The deferral of current period sales, net of amortization of prior period sales, is reported on the Income Statement in the line item titled “Right-to-use contracts, deferred, net of prior period amortization.” The decision to recognize this revenue in accordance with SAB 104 was made after corresponding with the Office of the Chief Accountant at the SEC during September and October of 2008. The commissions paid on the sale of right-to-use contracts will be deferred and amortized over the same period as the related sales revenue. The current period commissions paid are reported on the Income Statement in the line item titled “Sales and marketing, gross.” The cumulative deferrals of commissions paid are reported on the Balance Sheet in the line item titled “Deferred commissions expense.” The deferral of current period commissions, net of amortization of prior period commissions is reported on the Income Statement in the line item titled “Sales and marketing, deferred commissions, net.”
     Annual payments paid by customers under the terms of the right-to-use contracts are deferred and recognized ratably over the one-year period in which the services are provided.
     Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.
(m) Recent Accounting Pronouncements
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). The Statement defines financial guarantee insurance contracts as contracts issued by insurance enterprises that provide protection to the holder of a financial obligation from a financial loss in the event of a default. The Statement requires that an insurance enterprise recognize a claim for liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS No. 163 is effective December 15, 2008 with early adoption prohibited. The Company does not believe SFAS No. 163 will have an impact on the consolidated financial statements.
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

Note 1 — Summary of Significant Accounting Policies (continued)
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
(n) Reclassifications
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
     The following table sets forth the computation of basic and diluted earnings per common share for the quarters and nine months ended September 30, 2008 and 2007 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerators:
Income from Continuing Operations:
Income from continuing operations — basic	$1,456	$4,040	$18,237	$18,026
Amounts allocated to dilutive securities	326	966	4,282	4,333

Income from continuing operations — fully diluted	$1,782	$5,006	$22,519	$22,359

Income from Discontinued Operations:
Income from discontinued operations — basic	$26	$5,612	$79	$9,419
Amounts allocated to dilutive securities	6	1,342	18	2,259

Income from discontinued operations — fully diluted	$32	$6,954	$97	$11,678

Net Income Available for Common Shares — Fully Diluted:
Net income available for Common Shares — basic	$1,482	$9,652	$18,316	$27,445
Amounts allocated to dilutive securities	332	2,308	4,300	6,592

Net income available for Common Shares — fully diluted	$1,814	$11,960	$22,616	$34,037

Denominator:
Weighted average Common Shares outstanding — basic	24,527	24,148	24,366	24,065
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	5,654	5,836	5,753	5,881
Employee stock options and restricted shares	391	434	385	456

Weighted average Common Shares outstanding — fully diluted	30,572	30,418	30,504	30,402

Note 3 — Common Stock and Other Equity Related Transactions
     On October 10, 2008, the Company paid a $0.20 per share distribution for the quarter ended September 30, 2008 to stockholders of record on September 26, 2008. On July 11, 2008, the Company paid a $0.20 per share distribution for the quarter ended June 30, 2008 to stockholders of record on June 27, 2008. On April 11, 2008, the Company paid a $0.20 per share distribution for the quarter ended March 30, 2008 to stockholders of record on March 28, 2008. On September 30, 2008, June 30, 2008 and March 31, 2008, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

Note 4 — Investment in Real Estate
     Investment in real estate is comprised of (amounts in thousands):
Properties Held for Long Term

	As of
	September 30,	December 31,
	2008	2007
Investment in real estate:
Land	$539,702	$538,723
Land improvements	1,710,447	1,690,784
Buildings and other depreciable property (a)	200,930	153,671

	2,451,079	2,383,178
Accumulated depreciation	(539,820)	(490,108)

Net investment in real estate	$1,911,259	$1,893,070

(a)	As of September 30, 2008, balance includes approximately $24.2 million of new rental homes and approximately $12.5 million of used rental homes.
Properties Held for Sale

	As of
	September 30,	December 31,
	2008	2007
Investment in real estate:
Land	$2,277	$2,277
Land improvements	10,114	10,104
Buildings and other depreciable property	589	556

	12,980	12,937
Accumulated depreciation	(4,103)	(4,103)

Net investment in real estate	$8,877	$8,834

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Buildings and other depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, as well as rental units, furniture, fixtures and equipment. See Note 6 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for disclosure regarding the reclassification of manufactured home inventory to Buildings and other depreciable property during the nine months ended September 30, 2008.
     Included in the PA Transaction were approximately $3.9 million of land improvements and $3.1 million of rental units. See Note 11 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion regarding the PA Transaction.
     On January 23, 2008, we acquired a 151-site resort Property known as Lake George Schroon Valley Resort on approximately 20 acres in Warrensburg, New York. The purchase price was approximately $2.1 million and was funded by proceeds from the tax-deferred exchange account established as a result of the November 2007 sale of Holiday Village-Iowa.

Note 4 — Investment in Real Estate (continued)
     On January 14, 2008, we acquired a 179-site resort Property known as Grandy Creek located on 63 acres near Concrete, Washington. The purchase price was $1.8 million and the Property was leased to Privileged Access from January 14, 2008 through August 13, 2008.
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
     As of September 30, 2008, the Company had two Properties designated as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. As such, the results from operations of these two Properties are classified as income from discontinued operations. The Company expects to sell these Properties for proceeds greater than their net book value. The Properties that were classified as held for disposition as of September 30, 2008 are listed in the table below:

Property	Location	Sites
Casa Village	Billings, MT	490
Creekside	Wyoming, MI	165
     The following table summarizes the combined results of operations of the two Properties held for sale and three previously sold Properties for the quarters and nine months ended September 30, 2008 and 2007, respectively (amounts in thousands).

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Rental income	$524	$739	$1,592	$2,355
Utility and other income	38	54	115	191

Property operating revenues	562	793	1,707	2,546

Property operating expenses	(298)	(470)	(836)	(1,597)

Income from property operations	264	323	871	949

Income (loss) from home sales operations	1	8	—	(12)

Interest and Amortization	(233)	(235)	(694)	(703)

(Loss) gain on sale of property	—	6,858	(80)	11,444
Minority interest	(6)	(1,342)	(18)	(2,259)

Net income from discontinued operations	$26	$5,612	$79	$9,419

Note 5 — Investment in Joint Ventures
     The Company recorded approximately $3.4 million and $2.0 million of net income from joint ventures, net of approximately $1.4 million and $1.1 million of depreciation expense for the nine months ended September 30, 2008 and 2007, respectively. The Company received approximately $3.9 million in distributions from such joint ventures for each of the nine months ended September 30, 2008 and 2007. Approximately $3.4 million and $3.8 million of such distributions were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, respectively. The remaining distributions were classified as return of capital and classified as investing activities on the Consolidated Statements of Cash Flows. Approximately $2.6 million and $2.2 million of the distributions received in the nine months ended September 30, 2008 and 2007, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures. Of these distributions, $0.6 million relates to the gain on the payoff of our share of seller financing in excess of our joint venture basis on one Lakeshore investment.
     As of December 31, 2007, the Bar Harbor joint venture was consolidated with the operations of the Company as the Company determined that as of December 31, 2007 the Company was the primary beneficiary by applying the standards of FIN 46R. During the quarter ended June 30, 2008, the Company exercised its option to acquire the remaining percentage of the Bar Harbor joint venture from its joint venture partner. Under the formula provided for in the call option section of the joint venture agreement, no additional consideration was required to be paid to exercise the option and the Company now owns 100 percent of the three Bar Harbor Properties.
     On February 15, 2008, the Company acquired an additional 25% interest in Voyager RV Resort for approximately $5.7 million, increasing the Company’s ownership interest to 50%. The additional investment was determined on a total purchase price of $50.5 million and mortgage debt of $22.5 million.
     During the quarter ended June 30, 2008, the Company sold its 25% interest in the four Morgan Portfolio joint ventures known as New Point in New Point, Virginia, Virginia Park in Old Orchard Beach, Maine, Club Naples in Naples, Florida and Gwynn’s Island in Gwynn, Virginia, for a sales price of approximately $2.1 million. The sales price for the four Morgan Portfolio joint ventures was based on a total sales price of approximately $25.7 million net of mortgage debt of approximately $17.2 million. A gain on the sale of approximately $1.6 million was recognized.
     The following table summarizes the Company’s investments in unconsolidated joint ventures (with the number of Properties shown parenthetically as of September 30, 2008 and December 31, 2007, respectively with dollar amounts in thousands):

							JV Income for
					Investment as of		Nine Months Ended
			Economic		September 30,	December 31,	September 30,	September 30,
Investment	Location	Number of Sites	Interest(a)		2008	2007	2008	2007
Meadows	Various (2,2)	1,027	50%		$440	$138	$642	$341
Lakeshore	Florida (2,2)	342	90%		85	61	810	183
Voyager	Arizona (1,1)	1,706	50	%(b)	9,039	3,368	555	299
Maine Portfolio	Maine (0,0)(c)		—		—	—	—	(42)
Other Investments	Various (5,10)(d)	2,088	25%		141	1,002	1,438	1,267

		5,163			$9,705	$4,569	$3,445	$2,048

(a)	The percentages shown approximate the Company’s economic interest as of September 30, 2008. The Company’s legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort. A 25% interest in the utility plant servicing the Property is included in Other Investments.

(c)	As of December 31, 2007, the Bar Harbor joint venture was consolidated with the operations of the Company.

(d)	The Company received funds held for the initial investment in one of the Morgan Properties and sold its 25% interest in all four remaining Morgan Properties during the six months ended June 30, 2008.

Note 6 — Inventory
     The following table sets forth Inventory as of September 30, 2008 and December 31, 2007 (amounts in thousands):

	September 30, 2008	December 31, 2007

New homes (a)	$26,807	$51,083
Used homes (b)	384	10,912
Other (c)	4,668	1,642

Total inventory (d)	31,859	63,637
Inventory reserve	(767)	(830)

Inventory, net of reserves	$31,092	$62,807

(a)	Includes 490 and 860 new units as of September 30, 2008 and December 31, 2007, respectively.

(b)	Includes 49 and 978 used units as of September 30, 2008 and December 31, 2007, respectively.

(c)	Other inventory primarily consists of merchandise inventory. The increase in the balance since December 31, 2007 is primarily due to approximately $2.1 million of merchandise and other inventory acquired in connection with the PA Transaction.

(d)	Includes $0.3 million of Properties currently held for sale as of September 30, 2008 and December 31, 2007.
     During the nine months ended September 30, 2008, $36.6 million of manufactured home inventory, including reserves of approximately $0.4 million, was reclassified to Buildings and other depreciable property. The inventory reclassified is primarily rented to customers on an annual basis.
Note 7 — Notes Receivable
     As of September 30, 2008 and December 31, 2007, the Company had approximately $31.7 million and $11.0 million in notes receivable, respectively. As of September 30, 2008 and December 31, 2007, the Company had approximately $11.5 and $10.6 million, respectively, in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 8.9%, have a weighted average term remaining of approximately nine years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. The Chattel Loans are recorded net of allowances of approximately $68,000 and $160,000 as of September 30, 2008 and December 31, 2007, respectively. During the nine months ended September 30, 2008, approximately $1.2 million was repaid and an additional $3.3 million was loaned to customers.
     In connection with the PA Transaction, we acquired approximately $19.6 million of Contracts Receivable. As of September 30, 2008, the Company had approximately $19.7 million of Contracts Receivables, net of allowances of approximately $0.2 million. These Contracts Receivables represent loans to customers who have purchased right-to-use contracts. The Contracts Receivable yield interest at a per annum average rate of 16.0%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the quarter ended September 30, 2008, approximately $1.5 million was repaid and an additional $1.8 million was loaned to customers.
     As of September 30, 2008 and December 31, 2007, the Company had a $0.4 million note receivable, which bears interest at a per annum rate of prime plus 0.5% and matures on December 31, 2011. The note is collateralized with a combination of Common OP Units and partnership interests in certain joint ventures.

Note 8 — Long-Term Borrowings
     As of September 30, 2008 and December 31, 2007, the Company had outstanding mortgage indebtedness on Properties held for long-term investment of approximately $1,538 million and $1,542 million, respectively, and approximately $14 million of mortgage indebtedness, on Properties held for sale as of September 30, 2008 and December 31, 2007. The weighted average interest rate, including amortization expense, on long-term borrowings for the quarter ending September 30, 2008 and the year ending December 31, 2007, was approximately 6.1% per annum. The debt bears interest at rates of 4.3% to 9.3% per annum and matures on various dates ranging from 2008 to 2018. Included in our debt balance are three capital leases with an imputed interest rate of 13.1% per annum. The debt encumbered a total of 154 and 164 of the Company’s Properties as of September 30, 2008 and December 31, 2007, respectively, and the carrying value of such Properties was approximately $1,705 and $1,784 million as of such dates.
     As of September 30, 2008 and December 31, 2007, the $370.0 million bank commitment had $254.3 million and $267.0 million, respectively, available for future borrowings. The weighted average interest rate for the quarter ending September 30, 2008 and the year ending December 31, 2007 was 4.30% and 6.84% per annum, respectively.
Note 9 — Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which was adopted on July 1, 2005.
     Stock-based compensation expense was approximately $1.2 million and $1.1 million for the quarters ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, stock-based compensation expense was approximately $4.0 million and $3.2 million, respectively.
     Pursuant to the Stock Option Plan as discussed in Note 13 to the 2007 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options (“Options”). During the nine months ended September 30, 2008, Options for 168,267 shares of common stock were exercised for gross proceeds of approximately $3.2 million.
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

Note 10 — Long-Term Cash Incentive Plan
     On May 15, 2007, the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (the “Plan”) to provide a long-term cash bonus opportunity to certain members of the Company’s management and executive officers. The total cumulative payment for all participants (the Eligible Payment) is based upon certain performance conditions being met. Such performance conditions include the Company’s Compounded Annual Funds From Operations Per Share Growth Rate over the three-year period ending December 31, 2009, which is further adjusted upward or downward based on the Company’s Total Return compared to a selected peer group. The Company accounts for the Plan in accordance with SFAS 123(R). As of September 30, 2008, the Company had accrued compensation expense of approximately $1.5 million related to the Plan, including approximately $0.8 million in the nine months ended September 30, 2008.
Note 11 — Transactions with Related Parties
Privileged Access
     On August 14, 2008, the Company acquired substantially all of the assets and certain liabilities of Privileged Access for a note payable of $2.0 million. Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. The $2.0 million unsecured note payable matures on August 14, 2010 and accrues interest at 10 percent per annum. At closing, approximately $4.8 million of Privileged Access cash was deposited into an escrow account for liabilities that Privileged Access has retained. The balance in the escrow account as of September 30, 2008 was approximately $4.0 million. In approximately two years, the excess cash in the escrow account, if any, will be paid to the Company.
     The preliminary purchase price allocation has been recorded as of August 14, 2008. The preliminary allocation does not include a receivable for the contingent cash as the amount and timing of collection is uncertain. Further adjustments to the purchase price allocation may be necessary within the one-year allocation period allowed by FAS 141.
     Mr. McAdams, the Company’s President effective January 1, 2008, owns 100 percent of Privileged Access. The Company has entered into an employment agreement effective as of January 1, 2008 (the “Employment Agreement”) with Mr. McAdams which provides for an initial term of three years, but such Employment Agreement can be terminated at any time. The Employment Agreement provides for a minimum annual base salary of $300,000, with the option to receive an annual bonus in an amount up to three times his base salary. Mr. McAdams is also subject to a non-compete clause and to mitigate potential conflicts of interest shall have no authority, on behalf of the Company and its affiliates, to enter into any agreement with any entity controlling, controlled by or affiliated with Privileged Access. Prior to forming Privileged Access, Mr. McAdams was a member of our Board of Directors from January 2004 to October 2005. Simultaneous with his appointment as president of Equity Lifestyle Properties, Inc., Mr. McAdams resigned as Privileged Access’s Chairman, President and CEO. However, he remained on the board of PATT Holding Company, LLC (“PATT”), Thousand Trails’ parent entity and a subsidiary of Privileged Access.
     Mr. Heneghan, the Company’s CEO, was a member of the board of PATT, pursuant to the Company’s rights under its resort Property leases with Privileged Access to represent the Company’s interests from April 14, 2006 to August 13, 2008. Mr. Heneghan did not receive compensation in his capacity as a member of such board.
     In connection with the PA Transaction, the Company hired most of the property employees and certain property management and corporate employees of Privileged Access. The Company has reimbursed Privileged Access approximately $0.3 million in the quarter ended September 30, 2008 for services provided by Privileged Access employees retained by Privileged Access, which were necessary for the transition of the former Privileged Access operations to the Company.

Note 11 — Transactions with Related Parties (continued)
     Privileged Access had the following substantial business relationships with the Company, which were all terminated with the closing of the PA Transaction on August 14, 2008.
•	Prior to August 14, 2008, we were leasing approximately 24,300 sites at 82 resort Properties (which includes 60 Properties operated by a subsidiary of Privileged Access known as the “TT Portfolio”) to Privileged Access or its subsidiaries. For the nine months ended September 30, 2008, and 2007, we recognized approximately $15.8 million, and $15.2 million, respectively, in rent from these leasing arrangements. The lease income is included in Income from other investments, net in the Company’s Consolidated Statement of Operations. As of September 30, 2008 and December 31, 2007, no payments and approximately $0.1 million, respectively, were outstanding. During the nine months ended September 30, 2008 the Company reimbursed $2.7 to Privileged Access for capital improvements. In 2007, the Company made no reimbursements to Privileged Access.

Effective January 1, 2008, the leases for these Properties provided for the following significant terms: a) annual fixed rent of approximately $25.5 million, b) annual rent increases at the higher of Consumer Price Index (“CPI”) or a renegotiated amount based upon the fair market value of the Properties, c) expiration date of January 15, 2020, and d) two five-year extension terms at the option of Privileged Access. The January 1, 2008 lease for the TT Portfolio also included provisions where the Company paid Privileged Access $1 million for entering into the amended lease. The $1 million payment was being amortized on a pro-rata basis over the term of the lease as an offset to the annual lease payments and the remaining balance at August 14, 2008 of $0.9 million was expensed and is included in Income from other investments, net during the quarter ended September 30, 2008.

The Company had subordinated its lease payment for the TT Portfolio to a bank that loaned Privileged Access $5 million. The Company acquired this loan as part of the PA Transaction and paid off the loan during the quarter ended September 30, 2008.

•	From June 12, 2006 through July 14, 2008, Privileged Access leased 130 cottage sites at Tropical Palms, a resort Property located near Orlando, Florida. For the nine months ended September 30, 2008 and 2007, we earned approximately $0.8 million and $1.2 million, respectively, in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. As of September 30, 2008 and December 31, 2007, no payments and approximately $0.4 million, respectively, in lease payments were outstanding. The Tropical Palms lease expired on July 15, 2008, and the entire property was leased to a new independent operator for 12 years.

•	The Company previously leased 40 to 160 sites at three resort Properties in Florida, to a subsidiary of Privileged Access from October 1, 2007 until August 14, 2008. The sites varied during each month of the lease term due to the seasonality of the resort business in Florida. For the nine months ended September 30, 2008, we recognized approximately $0.2 million in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. As of September 30, 2008 and December 31, 2007, no amounts are outstanding under this lease.

•	The Company previously leased 40 to 160 sites at Lake Magic, a resort Property in Clermont, Florida, to a subsidiary of Privileged Access from December 15, 2006 until September 30, 2007. The sites varied during each month of the lease term due to the seasonality of the resort business in Florida. For the nine months ended September 30, 2007, we recognized approximately $0.1 million in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. As of September 30, 2008, no amounts are outstanding under this expired lease.

Note 11 — Transactions with Related Parties (continued)
•	The Company had an option to purchase the subsidiaries of Privileged Access, including TT, beginning on April 14, 2009, at the then fair market value, subject to the satisfaction of a number of significant contingencies (“ELS Option”). The ELS Option terminated with the closing of the PA Transaction on August 14, 2008. The Company had consented to a fixed price option where the Chairman of PATT could acquire the subsidiaries of Privileged Access anytime before December 31, 2011. The fixed price option also terminated on August 14, 2008.

•	Privileged Access and the Company previously agreed to certain arrangements in which we utilized each other’s services. Privileged Access assisted the Company with functions such as: call center management, property management, information technology, legal, sales and marketing. During the nine months ended September 30, 2008, the Company incurred expenses of approximately $0.6 million for the use of Privileged Access employees and $0 was payable to Privileged Access as of September 30, 2008 and December 31, 2007. The Company received approximately $0.1 million from Privileged Access for Privileged Access use of certain Company information technology resources during the nine months ended September 30, 2008. The Company and Privileged Access had engaged a third party to evaluate the fair market value of such employee services.
     In addition to the arrangements described above, the Company had the following arrangements with Privileged Access. In each arrangement, the amount of income or expense, as applicable, recognized by the Company for the nine months ended September 30, 2008 is less than $0.1 million and there were no amounts due under these arrangements as of September 30, 2008 or December 31, 2007.
•	Since November 1, 2006, the Company leased 41 to 44 sites at 22 resort Properties to Privileged Access (the “Park Pass Lease”). The Park Pass Lease terminated with the closing of the PA Transaction on August 14, 2008.

•	The Company and Privileged Access entered into a Site Exchange Agreement beginning September 1, 2007 and ending May 31, 2008. Under the Site Exchange Agreement, the Company allowed Privileged Access to use 20 sites at an Arizona resort Property known as Countryside. In return, Privileged Access allowed the Company to use 20 sites at an Arizona resort Property known as Verde Valley Resort (a property in the TT Portfolio).

•	The Company and Privileged Access entered into a Site Exchange Agreement for a one-year period beginning June 1, 2008 and ending May 31, 2009. Under the Site Exchange Agreement, the Company allowed Privileged Access to use 90 sites at six resort Properties. In return, Privileged Access allowed the Company to use 90 sites at six resort Properties leased to Privileged Access. The Site Exchange Agreement was terminated with the closing of the PA Transaction on August 14, 2008.

•	On September 15, 2006, the Company and Privileged Access entered into a Park Model Sales Agreement related to a Texas resort Property in the TT Portfolio known as Lake Conroe. Under the Park Model Sales Agreement, Privileged Access was allowed to sell up to 26 park models at Lake Conroe. Privileged Access was obligated to pay the Company 90% of the site rent collected from the park model buyer. All 26 homes have been sold as of December 31, 2007. The Park Model Sales Agreement terminated with the closing of the PA Transaction on August 14, 2008.

•	The Company advertises in Trailblazer, a magazine that was published by a subsidiary of Privileged Access prior to August 14, 2008. Trailblazer is an award-winning recreational lifestyle magazine for active campers, which is read by more than 65,000 paid subscribers. Beginning on August 14, 2008, the Company began publishing Trailblazer in accordance with the terms of the PA Transaction.

Note 11 — Transactions with Related Parties (continued)
•	On July 1, 2008, the Company and Privileged Access entered into an agreement, where Privileged Access sold the Company’s used resort cottages at certain Properties leased to Privileged Access. The Company paid Privileged Access a commission for selling the inventory and the agreement was terminated on August 14, 2008.

•	On April 1, 2008, the Company entered into a six-month lease with has been extended until December 31, 2008 for a corporate apartment located in Chicago, Illinois for use by Mr. McAdams and other employees of the Company and Privileged Access. The Company pays monthly rent payments, plus utilities and housekeeping expenses and Mr. McAdams reimburses the Company for a portion of the rent. Prior to August 14, 2008, Privileged Access reimbursed the Company for a portion of the rent and utilities and housekeeping expenses.
Corporate headquarters
     The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, the Company’s Chairman of the Board. Fees paid to this entity amounted to approximately $509,000 and $573,000 for the nine months ended September 30, 2008 and 2007, respectively. The Company had no amounts due to this entity as of September 30, 2008 and December 31, 2007, respectively.
Note 12 — Subsequent Events
     In October 2008, the Company paid off six maturing mortgages totaling approximately $38.5 million with a stated interest rate of 5.35 percent per annum. The Company also refinanced a $25.6 million mortgage with a stated interest rate of 5.35 percent per annum on Sherwood Forest, in Kissimmee, Florida with Fannie Mae. The mortgage was refinanced for $31.1 million at a stated interest rate of 6.34 percent per annum, maturing on September 30, 2018.
     In October 2008, the Company made the decision to significantly reduce our new home sales operation due to the continued decline in homes sales activity in 2008. As a result, substantially all of the new manufactured home inventory as of September 30, 2008 will be reclassified from Inventory to Buildings and other depreciable property during the quarter ended December 31, 2008 and made available for rental.
Note 13 — Commitments and Contingencies
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

Note 13 — Commitments and Contingencies (continued)
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
     The Company’s efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin (“CMHOA”), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believed had been agreed to by the CMHOA in a settlement agreement. The CMHOA continued to seek damages from the Company in this matter. The Company reached a settlement with the CMHOA in this matter which allows the Company to recover $3.72 of the requested monthly pass-through and does not provide for the payment of any damages to the CMHOA. Both the CMHOA and the Company brought motions to recover their

Note 13 — Commitments and Contingencies (continued)
respective attorneys’ fees in the matter, which motions were heard by the Court in January 2007. On January 12, 2007, the Court granted CMHOA’s motion for attorneys’ fees in the amount of $347,000 and denied the Company’s motion for attorneys’ fees. These fees have been fully accrued by the Company as of December 31, 2006. The Company appealed both decisions. On September 19, 2008, the Court of Appeal affirmed the attorneys’ fees rulings. The Company filed a Petition for Rehearing of that appellate decision. On October 17, 2008, the Court of Appeal issued an order modifying its original opinion in certain respects without changing its judgment. The Company has petitioned the California Supreme Court for review of the decision. The Company believes that such lawsuits will be a consequence of the Company’s efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.
     In June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinance and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The Court of Appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand, the trial court was directed to decide the issue of damages to the Company from these ordinances, which the Company believes is consistent not only with the Company receiving the economic benefit of invalidating one of the ordinances, but also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. The remand action was tried to the court in the third quarter of 2007. On January 25, 2008, the trial court issued a preliminary ruling determining that the Company had not incurred any damages from these ordinances and actions primarily on the grounds that the ordinances afforded the Company a fair rate of return. The Company sought clarification of this ruling. On April 9, 2008, the court issued a final statement of decision that included a clarification stating that the constitutional issues were not resolved on the merits and that the court had not determined that the ordinances afforded the Company a fair rate of return outside the remand period. As a result of this decision, the Company accrued $600,000 for rent control initiatives in the quarter ended March 31, 2008 for estimated rent refunds based upon a motion for restitution filed by the City in Case No. GIE 020524. The trial court granted the motion for restitution. The Company filed a notice of appeal on July 2, 2008. In order to avoid further trial and the related expenses, the Company agreed to a stipulated judgment, which requires the Company to put into escrow after entry of the judgment, pending appeal, funds sufficient to pay the judgment while preserving the Company’s appellate rights. The parties also disputed whether the trial court’s decision to award restitution encompassed an award of prejudgment interest, as to which the parties submitted additional briefs to the trial court for decision. On October 31, 2008, the court awarded the City some but not all of the prejudgment interest it sought. The Company accrued for that prejudgment interest expense in an amount sufficient to cover the amount of prejudgment interest awarded. The tenant association has continued to seek damages, penalties and fees in their separate action based on the same claims made on the tenants’ behalf by the City in the City’s case. The Company moved for judgment on the pleadings in the tenant association’s case on the ground that the tenant association’s case is moot in light of the stipulated judgment in the City’s case. On November 6, 2008, the Court granted the Company’s motion for judgment on the pleadings without leave to amend.

Note 13 — Commitments and Contingencies (continued)
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
     As a result of the Company’s efforts to achieve a level of regulatory fairness in California, a commercial lending company, 21st Mortgage Corporation, a Delaware corporation, sued MHC Financing Limited Partnership. Such lawsuit asserts that certain rent increases implemented by the partnership pursuant to the rights afforded to the property owners under the City of San Jose’s rent control ordinance were invalid or unlawful. 21st Mortgage has asserted that it should benefit from the vacancy control provisions of the City’s ordinance as if 21st Mortgage were a “homeowner” and contrary to the ordinance’s provision that rents may be increased without restriction upon termination of the homeowners’ tenancy. In each of the disputed cases, the Company believes it had terminated the tenancy of the homeowner (21st Mortgage’s borrower) through the legal process. The Court, in granting 21st Mortgage’s motion for summary judgment, has indicated that 21st Mortgage may be a “homeowner” within the meaning of the ordinance. The Company does not believe that 21st Mortgage can show that it has ever applied for tenancy, entered into a rental agreement or been accepted as a homeowner in the communities. A bench trial in this matter concluded in January 2008 with the trial court determining that the Company had validly exercised its rights under the rent control ordinance, that the Company had not violated the ordinance and that 21st Mortgage was not entitled to the benefit of rent control protection in the circumstances presented. In April 2008, the Company filed a petition for attorneys’ fees and costs. On August 22, 2008, the Court granted the Company $400,000 in attorneys’ fees and $33,471.98 in costs. On October 20, 2008, the Company entered a Post-Judgment Agreement with 21st Mortgage pursuant to which 21st Mortgage paid the Company the $433,471.98 in attorneys’ fees and costs that the court had awarded, and the parties agreed to let the trial court’s judgment stand, to otherwise end the litigation, and exchanged releases.
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

Note 13 — Commitments and Contingencies (continued)
complaint, which the plaintiff filed on April 11, 2008. On May 1, 2008, the Company filed an answer and a motion for summary judgment, which is pending. The Company will vigorously defend the lawsuit.
Colony Park
     On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company has answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case will proceed in Superior Court because the Company’s motion to compel arbitration was denied and the denial was upheld on appeal. Discovery has commenced. The Company has filed a motion for summary adjudication of various of the plaintiffs’ claims and allegations, which is scheduled for hearing on November 19, 2008. The Court has set a trial date for August 4, 2009. The Company believes that the allegations in the first amended complaint are without merit, and intends to vigorously defend the lawsuit.
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
     In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, the Company filed its Second Amended Complaint. Aon filed a motion to dismiss the Second Amended Complaint in its entirety as against Aon, and the insurers moved to dismiss portions of the Second Amended Complaint as against them. The insurers’ motion was denied and they have now answered the Second Amended Complaint. Aon’s motion was granted, with leave granted to the Company to file an amended pleading containing greater factual specificity. The Company did so by adding to the Second Amended Complaint a new Count VII against Aon, which the Company filed on August 15, 2008. Aon then answered the new Count VII in part and moved to strike certain of its allegations. That motion to strike is currently being briefed. Written discovery proceedings have commenced.
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

Note 13 — Commitments and Contingencies (continued)
California Wage Claim Class Action
          On October 16, 2008, the Company was served with a class action lawsuit in California state court filed by a single named plaintiff. The suit alleges that, at the time of the PA Transaction, the Company and other named defendants willfully failed to pay former California employees of Privileged Access and its affiliates (“PA”) who became employees of the Company all of the wages they earned during their employment with PA, including accrued vacation time. The suit also alleges that the Company improperly “stripped” those employees of their seniority. The suit asserts claims for alleged violation of the California Labor Code; alleged violation of the California Business & Professions Code and for alleged unfair business practices; alleged breach of contract; alleged breach of the duty of good faith and fair dealing; and for alleged unjust enrichment. The complaint seeks, among other relief, compensatory and statutory damages; restitution; pre-judgment and post-judgment interest; attorney’s fees, expenses and costs; penalties; and exemplary and punitive damages. The complaint does not specify a dollar amount sought. The Company’s response to the complaint is not yet due and, accordingly, the Company has not yet filed a response. The Company will vigorously defend the lawsuit.
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
     Following issuance of the EPA Report, the EPA sent the Company a Notice of Potential Liability for a cleanup of the elevated lead levels at the Property, and a proposed administrative consent order seeking the Company’s agreement to conduct such a cleanup. On April 9, 2008, the Company submitted a response suggesting that the Company conduct additional soil testing, which the EPA approved, to determine what type of cleanup might be appropriate.
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

Note 13 — Commitments and Contingencies (continued)
     The additional soil testing commenced in July 2008 and was completed in August 2008. Based on the results of the additional soil testing, the Company has entered a contract with an environmental consulting company to remediate the site and, with the permission of the EPA, has submitted a notice of intent to remediate the site under the supervision of the Pennsylvania Department of Environmental Protection.
     As a result of these circumstances, the Company decided not to open the Property until these issues can be resolved. In addition, although the potential costs of addressing the environmental issues at the Property are uncertain, based upon information to date, a liability of approximately $0.5 million for future estimated costs has been accrued as of September 30, 2008 and included in property operating expenses. Based on the information currently available to the Company, the Company expects to be able to re-open the Property in time for the 2009 season.
Gulf View in Punta Gorda
     In 2004, the Company acquired ownership of various property owning entities, including an entity owning a property called Gulf View, in Punta Gorda, Florida. Gulf View continues to be held in a special purpose entity. At the time of acquisition of the entity owning Gulf View, it was financed with a secured loan that was cross-collateralized and cross-defaulted with a loan on another property whose ownership entity was not acquired. At the time of acquisition, the Operating Partnership guaranteed certain obligations relating to exceptions from the non-recourse nature of the loans. Because of certain penalties associated with repayment of these loans, the loans have not been restructured and the terms and conditions remain the same today. The approximate outstanding amount of the loan secured by Gulf View is $1.4 million and of the crossed loan secured by the other property is $5.5 million. The Company is not aware of any notice of default regarding either of the loans; however, should the owner of the cross-collateralized property default, the special purpose entity owning Gulf View and the Operating Partnership may be impacted to the extent of their obligations.
Florida Utility Operations
     The Company received notice from the Florida Department of Environmental Protection (“DEP”) that as a result of a compliance inspection it is alleging violations of Florida law relating to the operation of onsite water plants and wastewater treatment plants at seven properties in Florida. The alleged violations relate to record keeping and reporting requirements, physical and operating deficiencies and permit compliance. The Company has investigated each of the alleged violations, including a review of a third party operator hired to oversee such operations. The Company met with the DEP in November 2007 to respond to the alleged violations and as a follow-up to such meeting provided a written response to the DEP in December 2007. In light of the Company’s written response, in late January 2008 the DEP conducted a follow-up compliance inspection at each of the seven properties. In early March 2008, the DEP provided the Company comments in connection with the follow-up inspection, which made various recommendations and raised certain additional alleged violations similar in character to those alleged after the initial inspection. The Company has investigated and responded to the additional alleged violations. While the outcome of this investigation remains uncertain, the Company expects to resolve the issues raised by the DEP by entering into a consent decree in which the Company will agree to make certain improvements in its facilities and operations to resolve the issues and pay certain costs and penalties associated with the violations. In August 2008, the DEP provided the Company a proposed consent order for resolving the issues raised by the DEP, the details of which the Company is continuing to negotiate with the DEP. While the outcome is still uncertain, the amount of the costs and penalties to be paid to the DEP is not expected to be material. The Company has also replaced its third party operator hired to oversee onsite water and wastewater operations at each of the seven properties. The Company is evaluating the costs of any improvements to its facilities, which would be capital expenditures depreciated over the estimated useful life of the improvement. During the course of this investigation, one permit for operation of a wastewater treatment plant expired. The Company applied for renewal of the permit and expects the DEP to grant the application.

Note 13 — Commitments and Contingencies (continued)
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
     The Company is a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of September 30, 2008, the Company owned or had an ownership interest in a portfolio of 309 Properties located throughout the United States and Canada containing 112,045 residential sites. These Properties are located in 28 states and British Columbia (with the number of Properties in each state or province shown parenthetically, as follows): Florida (86), California (48), Arizona (35), Texas (15), Washington (14), Pennsylvania (13), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Nevada (6), Virginia (6), Wisconsin (6), New York (6), Indiana (5), Maine (5), Illinois (4), New Jersey (4), Massachusetts (4), Michigan (3), South Carolina (3), New Hampshire (2), Ohio (2), Tennessee (2), Utah (2), Alabama (1), Kentucky (1), Montana (1), and British Columbia (1).
     This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:
•	in the age-qualified properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial, credit and capital markets volatility;

•	in the all-age properties, results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing, and competition from alternative housing options including site-built single-family housing;

•	in the properties we recently started operating as a result of the PA Transaction, our ability to control costs, property market conditions, the actual rate of decline in customers, the actual use of sites by customers and our success in acquiring new customers;

•	our ability to maintain rental rates and occupancy with respect to properties currently owned or pending acquisitions;

•	our assumptions about rental and home sales markets;

•	the completion of pending acquisitions and timing with respect thereto;

•	ability to obtain financing or refinance existing debt;

•	the effect of interest rates;

•	the effect of accounting for the sale of agreements to customers representing a right-to-use the properties previously leased by Privileged Access under Staff Accounting Bulletin No. 104, Revenue Recognition in Consolidated Financial Statements, Corrected; and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.
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

     The following chart lists the Properties acquired, invested in, or sold since January 1, 2007.

Property	Transaction Date	Sites
Total Sites as of January 1, 2007		112,956

Property or Portfolio (# of Properties in parentheses):
Pine Island RV Resort (1)	August 3, 2007	363
Santa Cruz RV Ranch (1)	September 26, 2007	106
Tuxbury Resort (1)	October 11, 2007	305
Grandy Creek (1)	January 14, 2008	179
Lake George Schroon Valley Resort (1)	January 23, 2008	151

Expansion Site Development and other:
Sites added reconfigured in 2007		75
Sites added reconfigured in 2008		70
Peter’s Pond — Morgan Portfolio JV(1)	March 13, 2008	(270)

Dispositions:
Lazy Lakes (1)	January 10, 2007	(100)
Del Rey (1)	July 6, 2007	(407)
Holiday Village, Iowa (1)	November 30, 2007	(519)
Virginia Park — Morgan Portfolio JV (1)	April 30, 2008	(136)
New Point — Morgan Portfolio JV (1)	April 30, 2008	(300)
Club Naples — Morgan Portfolio JV (1)	June 16, 2008	(308)
Gwynn’s Island — Morgan Portfolio JV (1)	June 16, 2008	(120)

Total Sites as of September 30, 2008		112,045

     Since December 31, 2006, the gross investment in real estate has increased from $2,337 million to $2,464 million as of September 30, 2008.

Outlook
     Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.
     We have approximately 64,900 annual sites, approximately 8,800 seasonal sites, which are leased to customers generally for three to six months, and approximately 8,800 transient sites, occupied by customers who lease sites on a short-term basis. We expect to service over 100,000 customers with these transient sites. However, we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 24,300 sites designated as right-to-use sites which are utilized to service the customers who own right-to-use contracts. We also have interests in Properties containing approximately 5,200 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

	Total Sites as of	Total Sites as of
	September 30,	December 31,
	2008	2007
	(rounded to 000s)	(rounded to 000s)
Community sites (1)	44,800	44,800
Resort sites :
Annual	20,100	20,100
Seasonal	8,800	8,700
Transient	8,800	8,800
Right-to-use	24,300	24,100
Joint Ventures (2)	5,200	6,300

	112,000	112,800

(1)	Total includes 655 sites from discontinued operations.

(2)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.
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
     In order to maintain and improve existing occupancy, the Company is focusing on new customer acquisition projects. During 2007, we formed an occupancy task force to review our portfolio for opportunities to increase occupancy. The task force is focused on gaining incremental occupancy in our manufactured home portfolio. We identified a number of options for addressing occupancy, home rental, fractional sales, and locating financing sources for our customers. We believe that in connection with other customer identification strategies that we have embarked upon, these options will introduce quality customers to our Properties and the lifestyles that we provide. The continued decline in homes sales activity in 2008 has resulted in our decision to significantly reduce our new home sales operation beginning in the quarter ended December 31, 2008 and until such time as new home sales markets improve. We believe that renting our vacant new homes may represent an attractive source of occupancy and potentially convert to a new homebuyer in the future. We also believe that some customers that are capable of purchasing are opting instead to rent in today’s economic environment.

     In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and temporary prohibitions on short sales of certain financial institution securities. On October 3, 2008, the President of the United States signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The EESA provides the U.S. Secretary of Treasury with the authority to establish a Troubled Asset Relief Program (“TARP”), to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. In addition, the U.S. Secretary of Treasury has the authority to establish a program to guarantee, upon request from a financial institution, the timely payment of principal and interest on these financial assets. The overall effects of these and other legislative and regulatory efforts on the financial markets is uncertain, and they may not have the intended stabilization effects. Should these or other legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected.
     Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. It is uncertain what effects recently enacted or future legislation or regulatory initiatives will have on us. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments and trends in new products and services, in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.
Privileged Access
     Privileged Access is owned by Mr. McAdams, the Company’s President since January 1, 2008. On August 14, 2008, the Company acquired substantially all of the assets and certain liabilities of Privileged Access for an unsecured note payable of $2.0 million. Prior to the purchase, Privileged Access had a 12-year lease with the Company that terminated upon closing. The $2.0 million unsecured note payable matures on August 14, 2010 and accrues interest at 10 percent per annum. At the closing, Privileged Access put its excess cash of approximately $4.9 million into an escrow account for liabilities that Privileged Access has retained. The balance in the escrow account as of September 30, 2008 was approximately $4.0 million. The excess cash in the escrow account, if any, will be paid to the Company after a period of two years.
     The preliminary purchase price allocation has been recorded as of August 14, 2008. The preliminary allocation does not include a receivable for the contingent cash in the escrow as the amount and timing of collection is uncertain. Further adjustments to the purchase price allocation may be necessary within the one-year allocation period allowed by FAS 141.
     Privileged Access owned Thousand Trails (“TT”) from April 14, 2006 until August 13, 2008. The Company assumed TT’s operations in connection with the PA Transaction, TT’s primary business consists of selling right-to-use contracts that entitle the purchasers to use certain properties (the “Agreements”), a business that TT has been engaged in for almost 40 years. Our 82 Properties utilized to service the Agreements generally contain designated sites for the placement of recreational vehicles which service the customer base of over 100,000 families. The PA Transaction included all of the existing Agreements that require the customer to make annual payments to maintain the Agreement.

     Several different Agreements are currently offered to new customers. These Agreements are generally distinguishable from each other by the number of Properties a customer can access. The Agreements generally grant the customer the contractual right-to-use designated space within the Properties on a continuous basis for up to 14 days. The Agreements are generally for three years and require nonrefundable upfront payments as well as annual payments.
     Existing customers may be offered an upgrade Agreement from time-to-time. The upgrade Agreement is currently distinguishable from the new Agreement by (1) increased length of consecutive stay by 50 percent (i.e. up to 21 days); (2) ability to make earlier advance reservations and (3) access to additional properties. Each upgrade requires an additional nonrefundable upfront payment. The Company may finance the upfront nonrefundable payment under any Agreement.
     The PA Transaction also included the purchase of the operations of Resort Parks International (“RPI”) and Thousand Trails Management Services, Inc. (“TTMSI”). Since 1983, RPI has provided a member-only RV reciprocal camping program in North America. The RPI network offers access to 200 private RV resorts, 450 public RV campgrounds, cabins and hundreds of condominiums world wide. TTMSI manages approximately 200 public campgrounds for the U.S. Forest Service.
     Refer to Note 11 — Transactions with Related Parties included in the Notes to Consolidated Financial Statements in this Form 10-Q for a description of all agreements between the Company and Privileged Access.
Supplemental Property Disclosure
     We provide the following disclosures with respect to certain assets:
•	Tropical Palms — On July 15, 2008, Tropical Palms, a 541-site Property located in Kissimmee, Florida, was leased to a new operator for 12 years. The lease provides for an initial fixed annual lease payment of $1.6 million, which escalates at the greater of CPI or three percent. Percentage rent payments are provided for beginning in 2010, subject to gross revenue floors.
Critical Accounting Policies and Estimates
     Refer to the 2007 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. During the nine months ended September 30, 2008, there was a change to the Allowance for Doubtful Accounts, see Note 1(g) — Notes Receivable accounting policy. There was also a change to the Revenue Recognition policy, see Note 1(l), which both are included in the Notes to the Consolidated Financial Statements for the updated policy.

Results of Operations
     The results of operations for the two Properties designated as held for disposition as of September 30, 2008 pursuant to SFAS No. 144, consisting of one Property sold in January of 2007, and one Property sold in July of 2007, have been classified as income from discontinued operations. See Note 4 in the Notes to the Consolidated Financial Statements for summarized information for these Properties.
Comparison of the Quarter Ended September 30, 2008 to the Quarter Ended September 30, 2007
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the quarters ended September 30, 2008 and 2007 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2006 and which were owned and operated during the nine months ended September 30, 2008.

	Core Portfolio				Total Portfolio
			Increase /	%			Increase /	%
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change

Community base rental income	$61,554	$59,366	2,188	3.7	$61,554	$59,366	$2,188	3.7
Resort base rental income	24,841	24,091	750	3.1	29,343	25,557	3,786	14.8
Right-to-use annual payments	—	—	—	—	6,746	—	6,746	100.0
Right-to-use contracts current period, gross	—	—	—	—	5,003	—	5,003	100.0
Right-to-use contracts, deferred, net of prior period amortization	—	—	—	—	(4,940)	—	(4,940)	(100.0)
Utility and other income	9,478	9,142	336	3.7	10,572	9,273	1,299	14.0

Property operating revenues	95,873	92,599	3,274	3.5	108,278	94,196	14,082	14.9

Property operating and Maintenance	33,801	32,262	1,539	4.8	42,148	33,252	8,896	26.8
Real estate taxes	7,245	6,925	320	4.6	7,794	7,037	757	10.8
Sales and marketing, gross	—	—	—	—	3,098	—	3,098	100.0
Sales and marketing, deferred commissions, net	—	—	—	—	(1,598)	—	(1,598)	(100.0)
Property management	5,016	4,576	440	9.6	6,446	4,576	1,870	40.9

Property operating expenses	46,062	43,763	2,299	5.3	57,888	44,865	13,023	29.0

Income from property operations	$49,811	$48,836	$975	2.0	$50,390	$49,331	$1,059	2.1

Property Operating Revenues
     The 3.5% increase in the Core Portfolio property operating revenues reflects: (i) a 3.6% increase in rates in our community base rental income combined with a 0.1% increase in occupancy, (ii) a 3.1% increase in revenues for our resort base income comprised of an increase in annual and seasonal resort revenue, offset by a decrease in transient resort revenue and (iii) an increase in utility income due to increased pass-throughs at certain Properties. The Total Portfolio property operating revenues increase of 14.9% is primarily due to the consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008 as a result of the PA Transaction.

Property Operating Expenses
     The 5.3% increase in property operating expenses in the Core Portfolio reflects a 4.8% increase in property operating and maintenance expenses and a 9.6% increase in property management expenses. The Core property operating and maintenance expense increase is primarily due to payroll and repairs and maintenance expenses. Our Total Portfolio property operating and maintenance expenses increased due to the consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008 as a result of the PA Transaction. Total Portfolio sales and marketing expense are all related to the costs incurred for the sale of right-to-use contracts since the PA Transaction on August 14, 2008. Core Portfolio and Total Portfolio property management expenses primarily increased due to the PA Transaction and the increase in computer software costs.
Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended September 30, 2008 and 2007 (dollars in thousands).

	2008	2007	Variance	% Change

Gross revenues from new home sales	$4,207	$8,019	$(3,812)	(47.5)
Cost of new home sales	(4,457)	(7,424)	2,967	40.0

Gross (loss) profit from new home sales	(250)	595	(845)	(142.0)

Gross revenues from used home sales	1,053	464	589	126.9
Cost of used home sales	(908)	(693)	(215)	(31.0)

Gross (loss) profit from used home sales	145	(229)	374	163.3

Brokered resale revenues, net	237	305	(68)	(22.3)
Home selling expenses	(1,482)	(1,845)	363	19.7
Ancillary services revenues, net	607	799	(192)	(24.0)

(Loss) Income from home sales operations	$(743)	$(375)	$(368)	(98.1)

Home sales volumes
New home sales (1)	87	113	(26)	(23.0)
Used home sales	134	69	65	94.2
Brokered home resales	178	202	(24)	(11.9)

(1)	Includes third party home sales of 18 and 14 for the quarters ending September 30, 2008 and 2007, respectively.
     Income from home sales operations decreased as a result of lower new and brokered resale volumes and reduced gross profits per home sold, partially offset by increased volumes and profits on used home sales. Gross profit from used home sales increased primarily due to the sale of 47 homes as part of the new vacation cottage sales program at some of the Properties formerly leased to Privileged Access. Home selling expenses were down as a result of lower sales volumes and decreased advertising costs. Ancillary services revenues, net decreased by 24.0% primarily due to $0.3 million of depreciation expense on new and used rental homes.

Rental Operations
     During the quarter ended September 30, 2008, $5.5 million of manufactured home inventory, was reclassified to Buildings and other depreciable property on our Consolidated Balance Sheet. The inventory moved included all new manufactured home inventory, which became occupied rental units during the quarter ended September 30, 2008. The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended September 30, 2008 and 2007 (dollars in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in previous section.

	2008	2007	Variance	% Change
Manufactured homes:
New Home	$994	$345	$649	188.1
Used Home	1,866	1,390	476	34.2

Rental operations revenue (1)	2,860	1,735	1,125	64.8

Property operating and maintenance	601	234	367	156.8
Real estate taxes	23	6	17	283.3

Rental operations expenses	624	240	384	160.0

Income from rental operations	2,236	1,495	741	49.6
Depreciation	(321)	—	(321)	100.0

Income from rental operations, net of depreciation	$1,915	$1,495	$420	28.1

Number of occupied rentals — new, end of period	346	144	202	140.3
Number of occupied rentals — used, end of period	849	703	146	20.8

(1)	Approximately $2.2 million and $1.4 million as of September 30, 2008 and 2007, respectively, are included in Community base rental income in the Property Operations table.
     The increase in rental operations revenue is primarily due to the increase in the number of occupied rentals. The increase in depreciation is due to the depreciation of the rental units starting during the quarter ending June 30, 2008.
Other Income and Expenses
     The following table summarizes other income and expenses for the quarters ended September 30, 2008 and 2007 (amounts in thousands).

	2008	2007	Variance	% Change
Interest income	$885	$496	$389	78.4
Income from other investments, net	2,783	5,323	(2,540)	(47.7)
General and administrative	(5,315)	(3,795)	(1,520)	(40.1)
Rent control initiatives	(102)	(722)	620	85.9
Interest and related amortization	(24,930)	(25,942)	1,012	3.9
Depreciation on corporate assets	(84)	(116)	32	27.6
Depreciation on real estate assets	(17,132)	(15,901)	(1,231)	(7.7)

Total other expenses, net	$(43,895)	$(40,657)	$(3,238)	(8.0)

     Interest income is higher primarily due to interest income on Contracts Receivable purchased in the PA Transaction. Income from other investments, net decreased primarily due to lower Privileged Access lease income of $2.2 million which includes a $0.9 million write-off for the Privileged Access lease incentive as a result of the termination of the Privileged Access leases on August 14, 2008 and offset by Tropical Palms ground lease income of $0.4 million. General and administrative expense increased due to higher compensation costs and legal fees. Rent control initiatives decreased due to activity regarding the Santee trial during the quarter ended September 30, 2007 as there were no rent control trials during the quarter ended September 30, 2008. (see Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Interest and related amortization decreased due to lower rates and amounts outstanding. Depreciation on real estate assets includes $0.8 million of unamortized lease costs expensed related to the termination of the Privileged Access leases.
Equity in Income of Unconsolidated Joint Ventures
     During the quarter ended September 30, 2008, equity in income of unconsolidated joint ventures decreased primarily due to the nine former joint ventures which have been purchased by the Company since the quarter ended September 30, 2007. The Company had no joint venture income for the quarter ended September 30, 2008.
Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007
     The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the nine months ended September 30, 2008 and 2007 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase /				Increase /
	2008	2007	(Decrease)	% Change	2008	2007	(Decrease)	% Change

Community base rental income	$184,018	$177,190	$6,828	3.9	$184,018	$177,190	$6,828	3.9
Resort base rental income	77,535	74,972	2,563	3.4	86,973	79,336	7,637	9.6
Right-to-use annual payments	—	—	—	—	6,746	—	6,746	100.0
Right-to-use contracts current period, gross	—	—	—	—	5,003	—	5,003	100.0
Right-to-use contracts, deferred, net of prior period amortization	—	—	—	—	(4,940)	—	(4,940)	(100.0)
Utility and other income	29,583	28,249	1,334	4.7	31,222	28,551	2,671	9.4

Property operating revenues	291,136	280,411	10,725	3.8	309,022	285,077	23,945	8.4

Property operating and maintenance	97,692	93,176	4,516	4.8	109,847	95,681	14,166	14.8
Real estate taxes	21,822	21,382	440	2.1	22,712	21,646	1,066	4.9
Sales and marketing, gross	—	—	—	—	3,098	—	3,098	100.0
Sales and marketing, deferred commissions, net	—	—	—	—	(1,598)	—	(1,598)	(100.0)
Property management	15,026	13,703	1,323	9.7	16,983	13,940	3,043	21.8

Property operating expenses	134,540	128,261	6,279	4.9	151,042	131,267	19,775	15.1

Income from property operations	$156,596	$152,150	$4,446	2.9	$157,980	$153,810	$4,170	2.7

Property Operating Revenues
     The 3.8% increase in the Core Portfolio property operating revenues reflects (i) a 3.8% increase in rates in our community base rental income combined with a 0.1% increase in occupancy, (ii) a 3.4% increase in revenues for our resort base income comprised of an increase in annual and seasonal resort revenue partially offset by a decrease in transient income and (iii) an increase in utility income due to increased pass-throughs at certain Properties. The Total Portfolio property operating revenues increase of 8.4% is primarily due to the consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008 as a result of the PA Transaction.

Property Operating Expenses
     The 4.8% increase in Core property operating and maintenance expenses is primarily from increases in repairs and maintenance and utility expenses. In addition to the Core increase, our Total Portfolio property operating and maintenance primarily increased $2.3 million due to our 2007 and 2008 acquisitions and $7.0 million due to the consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008. Total Portfolio sales and marketing expenses are all related to the costs incurred for the sale of right-to-use contracts since the PA Transaction on August 14, 2008. Total Portfolio property operating and maintenance expenses increased due to consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008 as a result of the PA Transaction. Core Portfolio and Total Portfolio property management expenses primarily increased due to the PA transaction, increase in payroll and computer software costs.
Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the nine months ended September 30, 2008 and 2007 (dollars in thousands).

	2008	2007	Variance	% Change

Gross revenues from new home sales	$15,948	$25,045	$(9,097)	(36.3)
Cost of new home sales	(16,583)	(22,301)	5,718	25.6

Gross (loss) profit from new home sales	(635)	2,744	(3,379)	(123.1)

Gross revenues from used home sales	2,306	1,722	584	33.9
Cost of used home sales	(2,391)	(2,063)	(328)	(15.9)

Gross (loss) profit from used home sales	(85)	(341)	256	75.1

Brokered resale revenues, net	905	1,248	(343)	(27.5)
Home selling expenses	(4,630)	(5,845)	1,215	20.8
Ancillary services revenues, net	1,728	2,223	(495)	(22.3)

(Loss) Income from home sales operations	$(2,717)	$29	$(2,746)	(9,469.0)

Home sales volumes
New home sales (1)	323	346	(23)	(6.6)
Used home sales (2)	302	224	78	34.8
Brokered home resales	635	769	(134)	(17.4)

(1)	Includes third party home sales of 63 and 37 for the nine months ending September 30, 2008 and 2007, respectively.

(2)	Includes third party home sales of one and five for the nine months ending September 30, 2008 and 2007, respectively.
     Income from home sales operations decreased as a result of reduced new home sales gross profits and lower brokered resale volumes. Home selling expenses decreased due to lower sales volumes and lower advertising expenses. Ancillary services revenues, net decreased by 22.3% primarily due to $0.6 million of depreciation expense on new and used rental homes.

Rental Operations
     During the nine months ended September 30, 2008, $36.6 million of manufactured home inventory, excluding reserves of approximately $0.4 million, was reclassified to Buildings and other depreciable property on our Consolidated Balance Sheet. The inventory moved included all used manufactured home inventory and all occupied new manufactured home inventory. The following table summarizes certain financial and statistical data for the manufactured home Rental Operations for the nine months ended September 30, 2008 and 2007 (dollars in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in previous section.

	2008	2007	Variance	% Change
Manufactured homes:
New Home	$2,345	$1,005	$1,340	133.3
Used Home	4,672	3,477	1,195	34.4

Rental operations revenue (1)	7,017	4,482	2,535	56.6

Property operating and maintenance	1,327	742	585	78.8
Real estate taxes	69	34	35	102.9

Rental operations expenses	1,396	776	620	79.9

Income from rental operations	5,621	3,706	1,915	51.7
Depreciation	(640)	—	(640)	100.0

Income from rental operations, net of depreciation	$4,981	$3,706	$1,275	34.4

Number of occupied rentals — new, end of period	346	144	202	140.3
Number of occupied rentals — used, end of period	849	703	146	20.8

(1)	Approximately $5.4 million and $3.4 million as of September 30, 2008 and 2007, respectively, are included in Community base rental income in the Property Operations table
     The increase in rental operations revenue is primarily due to the increase in the number of occupied rentals. The increase in depreciation is due to the depreciation of the rental units starting during the nine months ended September 30, 2008.
     In the ordinary course of business, the Company acquires used homes from customers through purchase, lien sale or abandonment. In a vibrant new home sale market the older homes may be removed from the site to be replaced by a new home. In other cases because of the nature of tenancy rights afforded a purchaser, the used homes are rented in order to control the site either in the condition received or after warranted rehabilitation.

Other Income and Expenses
     The following table summarizes other income and expenses for the nine months ended September 30, 2008 and 2007 (amounts in thousands).

	2008	2007	Variance	% Change
Interest income	$1,566	$1,458	$108	7.4
Income from other investments, net	16,398	15,407	991	6.4
General and administrative	(15,548)	(11,146)	(4,402)	(39.5)
Rent control initiatives	(1,967)	(2,157)	190	8.8
Interest and related amortization	(74,604)	(77,420)	2,816	3.6
Depreciation on corporate assets	(266)	(337)	71	21.1
Depreciation on real estate assets	(49,664)	(47,232)	(2,432)	(5.1)

Total other expenses, net	$(124,085)	$(121,427)	$(2,658)	(2.2)

     Income from other investments, net, increased primarily due to $0.6 million of Privileged Access lease payments, $0.4 million of Tropical Palms ground lease income and $0.7 million in hurricane insurance proceeds (net of related legal fees) offset by the write-off of $0.9 million Privileged Access restatement bonus. General and administrative expenses increased due to higher compensation cost increases of $3.5 million and professional fee increases of $0.9 million. Interest and related amortization decreased due to lower rates and amounts outstanding. Depreciation on real estate assets includes $0.8 million of unamortized lease costs expensed related to the termination of the Privileged Access lease.
Equity in Income of Unconsolidated Joint Ventures
     During the nine months ended September 30, 2008, equity in income of unconsolidated joint ventures increased primarily due to a $0.6 million gain on the payoff of our share of seller financing in excess of our basis on one Lakeshore investment, a gain of $1.6 million on the sale of our interest in four Morgan properties, and a $0.5 million increase in our Voyager RV Resort investment, offset by the activity at the nine former joint ventures, which have been purchased by the Company and had no joint venture income in the nine months ended September 30, 2008.
Liquidity and Capital Resources
Liquidity
     As of September 30, 2008, the Company had $52.7 million in cash and cash equivalents and $254.3 million available on its lines of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities, proceeds from sale of Properties and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, Property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit the issuance of debt securities or additional equity securities in the Company, in addition to working capital. The table below summarizes cash flow activity for the nine months ended September 30, 2008 and 2007 (amounts in thousands).

	For the nine months ended
	September 30,
	2008	2007
Cash provided by operating activities	$97,443	$91,827
Cash used in investing activities	(26,117)	(19,138)
Cash used in financing activities	(24,366)	(70,591)

Net increase in cash	$46,960	$2,098

Operating Activities
     Net cash provided by operating activities increased $5.6 million for the nine months ended September 30, 2008. The increase reflects higher property operating income and deferred nonrefundable payments from right-to-use sales. The increase is also attributable to the lower working capital requirements.
Investing Activities
     Net cash used in investing activities reflects the impact of the following investing activities:
Acquisitions
2008 Acquisitions
On January 14, 2008, we acquired a 179-site Property known as Grandy Creek located on 63 acres near Concrete, Washington. The purchase price was $1.8 million and the Property was leased to Privileged Access from January 14, 2008 through August 14, 2008.
On January 23, 2008, we acquired a 151-site resort Property known as Lake George Schroon Valley Resort on approximately 20 acres in Warrensburg, New York. The purchase price was approximately $2.1 million and was funded by proceeds from the tax-deferred exchange account established as a result of the November 2007 sale of Holiday Village-Iowa.
On August 14, 2008, the Company acquired substantially all of the assets and certain liabilities of Privileged Access for an unsecured note payable of $2.0 million. Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. The $2.0 million unsecured note payable matures on August 14, 2010 and accrues interest at 10 percent per annum. At closing, approximately $4.9 million of Privileged Access cash was deposited into an escrow account for liabilities that Privileged Access has retained. In approximately two years, the excess cash in the escrow account, if any, will be paid to the Company.
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

Dispositions
     During the quarter ended June 30, 2008, the Company sold its 25% interest in the following properties, Newpoint in New Point, Virginia, Virginia Park in Old Orchard Beach, Maine, Club Naples, Florida, and Gwynn’s Island in Gwynn, Virginia, four properties held in the Morgan Portfolio, for approximately $2.1 million. A gain on sale of approximately $1.6 million was recognized. The Company also received approximately $0.3 million of escrowed funds related to the purchase of five Morgan Properties in 2005.
     On January 10, 2007, we sold Lazy Lakes, a 100-site resort Property in the Florida Keys, for proceeds of approximately $7.7 million. The Company recognized a gain of approximately $4.6 million. In order to defer the taxable gain on the sale of Lazy Lakes, the sales proceeds, net of an eligible distribution of $2.4 million, were deposited in a tax-deferred exchange account. The funds in the exchange account were used in the Mesa Verde acquisition and Winter Garden discussed above.
     On July 6, 2007, we sold Del Rey, a 407 site Property in Albuquerque, New Mexico, for proceeds of approximately $13 million. The Company recognized a gain of approximately $6.9 million. These proceeds were deposited in a tax-deferred exchange account pending future like-kind exchange acquisitions. The funds in the exchange account were used to acquire Pine Island discussed above and Tuxbury Resort during the fourth quarter of 2007.
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
Notes Receivable Activity
     The notes receivable activity during the nine months ended September 30, 2008 of $3.3 million in cash outflow reflects net lending of $2.1 million from our Chattel Loans of and net lending of $0.3 million from our Contract Receivables. Contracts Receivable purchased in the PA Transaction contributed a net $19.6 million increase in non-cash inflow.
     During the nine months ended September 30, 2007, we received principal repayments from Privileged Access of approximately $12.3 million in full payment of an outstanding note receivable. The remaining $1.6 million in cash outflow reflects net lending activity from our Chattel Loans.
Investments in and distributions from unconsolidated joint ventures
     During the nine months ended September 30, 2008, the Company invested approximately $5.7 million in its joint ventures to increase the Company’s ownership interest in Voyager RV Resort to 50%. The Company also received approximately $0.4 million held for the initial investment in one of the Morgan Properties.
     During the nine months ended September 30, 2008, the Company received approximately $3.9 million in distributions from our joint ventures. Approximately $3.4 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $0.5 million were classified as a return of capital and were included in investing activities.
     During the nine months ended September 30, 2007, the Company invested approximately $3.0 million in its joint ventures primarily to develop Properties in our Maine joint venture.
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

Capital Improvements
     The Company identifies capital expenditures for improvements as recurring capital expenditures (“Recurring CapEx”), site development costs and corporate costs. Recurring CapEx was approximately $10.5 million and $10.9 million for the nine months ended September 30, 2008 and 2007, respectively. Site development costs were approximately $9.1 for each of the nine months ended September 30, 2008 and 2007, and primarily represents costs to improve and upgrade Property infrastructure or amenities or costs to improve or develop specific sites within a Property. In addition, during the nine months ended September 30, 2008 and 2007, we spent $0.1 million and $1.4 million, respectively, on capitalized hurricane related repairs.
Financing Activities
Financing, Refinancing and Early Debt Retirement
2008 Activity
     During the nine months ended September 30, 2008, the Company completed the following transactions:
•	During the quarter ended June 30, 2008, the Company closed on two Fannie Mae loans for total financing proceeds of approximately $25.8 million bearing interest of 5.76% and maturing on May 1, 2018. The proceeds were used to immediately refinance a $6.7 million maturing mortgage on Holiday Village, in Ormond Beach, Florida bearing interest at 5.17% per annum. The proceeds were also used to repay $3.4 million of mortgage debt on Mesa Verde in Yuma, Arizona that had a stated interest rate of 4.94% per annum.

•	In July 2008, the Company repaid approximately $7.3 million of maturing mortgage debt on Down Yonder in Largo, Florida that had a stated interest rate of 7.19% per annum. In addition, the Company repaid the Tropical Palms mortgage of approximately $12.0 million that had a stated interest rate of 30-day LIBOR plus two percent per annum.

•	During the quarter ended September 30, 2008, we closed on approximately $114 million of financing, in the aggregate, with Fannie Mae on seven manufactured home properties at a stated interest rate of 5.91% per annum. We used the proceeds from the financing to immediately refinance approximately $79.7 million of maturing mortgage debt with an interest rate of 5.35% per annum. The remaining proceeds were used to pay down amounts outstanding on our lines of credit and to pay off maturing mortgages of approximately $22.4 million on five properties with a weighted average interest rate of 5.54 percent per annum.
2007 Activity
     During the nine months ended September 30, 2007, the Company completed the following transactions:
•	The Company repaid approximately $1.9 million of mortgage debt in connection with the sale of Lazy Lakes on January 10, 2007.

•	In connection with the acquisition of Mesa Verde, during the first quarter of 2007, the Company assumed $3.5 million in mortgage debt bearing interest at 4.94% per annum and maturing in May 2008.

•	In connection with the acquisition of Winter Garden, during the second quarter of 2007, the Company assumed $4.0 million in mortgage debt bearing interest at 4.3% per annum and maturing in September 2008.

•	The Company repaid approximately $2.9 million of mortgage debt on Ft. Myers Beach during the quarter ended September 30, 2007.

Secured Debt
     As of September 30, 2008, our secured long-term debt balance was approximately $1.6 billion, with a weighted average interest rate including amortization in 2008 of approximately 6.1% per annum. The debt bears interest at rates between 4.3% and 9.3% per annum and matures on various dates primarily ranging from 2008 to 2018. Included in our debt balance are three capital leases with an imputed interest rate of 13.1% per annum. The Company has $3.0 million of secured debt currently outstanding that matures in the last quarter of 2008 and approximately $79.3 million maturing in 2009.
     The maximum amount of secured debt maturing in any of the succeeding five years beginning in 2009 is approximately $214.2 million. The weighted average term to maturity for the long-term debt is approximately 5.5 years.
     In October 2008, the Company paid off six maturing mortgages totaling approximately $38.5 million with a stated interest rate of 5.35% per annum. The Company also refinanced a $25.6 million mortgage with a stated interest rate of 5.35% per annum on Sherwood Forest, in Kissimmee, Florida with Fannie Mae. The mortgage was refinanced for $31.1 million at a stated interest rate of 6.34 percent per annum, maturing on September 30, 2018.
Unsecured Debt
     We have two unsecured Lines of Credit (“LOC”) of $400 million and $20 million that bear interest at a rate of LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. Our current group of banks have committed up to $370 million on our $420 million borrowing capacity. The weighted average interest rate for the nine months ended September 30, 2008 for our unsecured debt was approximately 4.8% per annum. During the nine months ended September 30, 2008, we borrowed $177.1 million and paid down $164.4 million on the lines of credit for a net pay-down of $12.7 million funded by our operations. The balance outstanding as of September 30, 2008 was approximately $115.7 million.
Contractual Obligations
     As of September 30, 2008, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

	Total	2008 (2)	2009	2010 (3)	2011	2012	Thereafter
Long Term Borrowings (1)	$1,667,741	$72,136	$100,119	$345,448	$73,518	$19,437	$1,055,246
Weighted average interest rates	6.03%	5.95%	5.88%	5.74%	5.59%	5.53%	5.39%

(1)	Balance excludes net premiums and discounts of $1.8 million.

(2)	As noted above, approximately $64.1 million of these amounts were maturing mortgages paid off in October 2008.

(3)	Includes lines of credit repayments in 2010 of $115.7 million. We have an option to extend this maturity for one year to 2011.
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
     The Company also leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2022 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. Minimum future rental payments under the ground leases are approximately $1.9 million per year for each of the next five years and approximately $21.9 million thereafter.

     With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately five years, with no more than approximately $582 million in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, we believe that we will be able to repay such maturing debt from asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.
Equity Transactions
2008 Activity
     The 2008 quarterly distribution per common share is $0.20 per share, up from $0.15 per share in 2007. On October 10, 2008, the Company paid a $0.20 per share distribution for the quarter ended September 30, 2008 to stockholders of record on September 26, 2008. On July 11, 2008, the Company paid a $0.20 per share distribution for the quarter ended June 30, 2008 to stockholders of record on June 27, 2008. On April 11, 2008, the Company paid a $0.20 per share distribution for the quarter ended March 31, 2008 to stockholders of record on March 28, 2008.
     On September 30, 2008, June 30, 2008 and March 31, 2008, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units
     During the nine months ended September 30, 2008, we received approximately $4.1 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).
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
     FFO is defined as net income, computed in accordance with GAAP, excluding gains or losses from sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company receives up-front non-refundable payments from the sale of right-to-use contracts. In accordance with GAAP, the upfront non-refundable payments and related commissions are deferred and amortized over the estimated customer life. Although the NAREIT definition of FFO does not address the treatment of nonrefundable right-to-use payments, the Company believes that it is appropriate to adjust for the impact of the deferral activity in our calculation of FFO. The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT. The Company further believes that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. The Company believes that the adjustment to FFO for the net revenue deferral of upfront non-refundable payments and expense deferral of right-to-use contract commissions also facilitates the comparison to other equity REITs. Investors should review FFO, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT’s operating performance. The Company computes FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.
     The following table presents a calculation of FFO for the quarters and nine months ended September 30, 2008 and 2007 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Computation of funds from operations:
Net income available for common shares	$1,482	$9,652	$18,316	$27,445
Income allocated to common OP Units	332	2,308	4,300	6,592
Right-to-use contract sales, deferred, net	4,940	—	4,940	—
Right-to-use contract commissions, deferred, net	(1,598)	—	(1,598)	—
Depreciation on real estate assets	17,132	15,901	49,664	47,232
Depreciation on unconsolidated joint ventures	446	354	1,349	1,088
Loss (Gain) on sale of property	—	(6,858)	80	(11,444)

Funds from operations available for common shares	$22,734	$21,357	$77,051	$70,913

Weighted average common shares outstanding — fully diluted	30,572	30,418	30,504	30,402

Item 3. Quantitative and Qualitative Disclosure of Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At September 30, 2008, approximately 93% or approximately $1.6 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $82.9 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $87.6 million.
     At September 30, 2008, approximately 7% or approximately $115.7 million of our outstanding debt was at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings and cash flows would increase/decrease by approximately $1.2 million annually.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of September 30, 2008.
     Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting
     As previously announced and discussed in this Form 10-Q, we acquired substantially all of the assets and certain liabilities of Privileged Access on August 14, 2008 in the PA Transaction. We are in the process of integrating the operations of Privileged Access with those of the Company and incorporating the internal controls and procedures of Privileged Access into our internal control over financial reporting. We do not expect this acquisition to materially affect our internal control over financial reporting. The Company will report on its assessment of the combined operations within the one-year time period provided by the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations concerning business combinations.
     Excluding the operations of Privileged Access, there were no material changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008.

Part II — Other Information
Item 1. Legal Proceedings
     See Note 13 in the Consolidated Financial Statements contained herein.
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
Our Performance and Common Stock Value Are Subject to Risks Associated With the Real Estate Industry.
Adverse Economic Conditions and Other Factors Could Adversely Affect the Value of Our Properties and Our Cash Flow. Several factors may adversely affect the economic performance and value of our Properties. These factors include:
•	changes in the national, regional and local economic climate;

•	local conditions such as an oversupply of lifestyle-oriented properties or a reduction in demand for lifestyle-oriented properties in the area, the attractiveness of our Properties to customers, competition from manufactured home communities and other lifestyle-oriented properties and alternative forms of housing (such as apartment buildings and site-built single family homes);

•	the ability of our potential customers to sell their existing site-built residence in order to purchase a resort home or cottage in our properties and heightened price sensitivity for seasonal and second homebuyers.

•	availability and price of gasoline, especially for our transient customers.

•	our ability to collect rent, annual payments and principal and interest from customers and pay or control maintenance, insurance and other operating costs (including real estate taxes), which could increase over time;

•	the failure of our assets to generate income sufficient to pay our expenses, service our debt and maintain our Properties, which may adversely affect our ability to make expected distributions to our stockholders;

•	our inability to meet mortgage payments on any Property that is mortgaged, in which case the lender could foreclose on the mortgage and take the Property;

•	interest rate levels and the availability of financing, which may adversely affect our financial condition;

•	changes in laws and governmental regulations (including rent control laws and regulations governing usage, zoning and taxes), which may adversely affect our financial condition;

•	poor weather, especially on holiday weekends in the summer, could reduce the economic performance of our Northern resort Properties; and

•	our ability to sell new or upgraded right-to-use contracts and to retain customers who have previously purchased a right-to-use contract.
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
There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, our business may not benefit from and may be adversely impacted by these actions and further government or market developments could adversely impact us. In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (the “EESA”), was recently enacted. The EESA provides the U.S. Secretary of Treasury with the authority to establish a Troubled Asset Relief Program (“TARP”), to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. In addition, the U.S. Secretary of Treasury has the authority to establish a program to guarantee, upon request from a financial institution, the timely payment of principal and interest on these financial assets.
These can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to the TARP or the TARP does not function as intended, our business may not receive the anticipated positive impact from the legislation. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.
Campground Membership Properties Laws and Regulations Could Adversely Affect the Value of Our Properties and Our Cash Flow.
Many of the states in which the Company does business have laws regulating right-to-use or campground membership sales. These laws generally require comprehensive disclosure to prospective purchasers, and give purchasers the right to rescind their purchase for three-to-five days after the date of sale. Some states have laws requiring the Company to register with a state agency and obtain a permit to market. The Company is subject to changes, from time to time, in the application or interpretation of such laws that can affect its business or the rights of its members.

In some states, including California, Oregon and Washington, laws place limitations on the ability of the owner of a campground property to close the property unless the customers at the property receive access to a comparable property. The impact of the rights of customers under these laws is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from asset sales.
The government authorities regulating the Company’s activities have broad discretionary power to enforce and interpret the statutes and regulations that they administer, including the power to enjoin or suspend sales activities, require or restrict construction of additional facilities and revoke licenses and permits relating to business activities. The Company monitors its sales and marketing programs and debt collection activities to control practices that might violate consumer protection laws and regulations or give rise to consumer complaints.
Certain consumer rights and defenses that vary from jurisdiction to jurisdiction may affect the Company’s portfolio of contracts receivable. Examples of such laws include state and federal consumer credit and truth-in-lending laws requiring the disclosure of finance charges, and usury and retail installment sales laws regulating permissible finance charges.
In certain states, as a result of government regulations and provisions in certain of the right-to-use or campground membership agreements, the Company is prohibited from selling more than ten memberships per site. At the present time, these restrictions do not preclude the Company from selling memberships in any state. However, these restrictions may limit the Company’s ability to utilize properties for public usage and/or the Company’s ability to convert sites to more profitable uses, such as annual rentals.
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
One policy critical to the presentation of our financial condition and results of operations in 2008 is our policy related to Privileged Access. From April 14, 2006 through August 13, 2008, Privileged Access was our largest tenant and leased 82 resort Properties from us. Effective January 1, 2008, the previous 100 percent owner of Privileged Access, Mr. Joe McAdams, became our President and we amended and restated the leases for the Properties. Under generally accepted accounting principles, effective January 1, 2008, Mr. McAdams, Privileged Access and the Company are considered related parties. Due to the materiality of the leasing arrangement and the related party nature of the arrangement, the Company analyzed whether the operations of Privileged Access should be consolidated with ours. We determined under FIN 46 that it would not be appropriate to consolidate Privileged Access as we do not control Privileged Access and are not the primary beneficiary of Privileged Access. This conclusion required management to make certain judgments. As a result of the complex nature of the arrangements, on February 15, 2008, we submitted a letter to the Office of the Chief Accountant at the SEC describing the relationship and asking for the SEC’s concurrence with our conclusions that we should not consolidate the operations of Privileged Access. The SEC did not object to the Company’s conclusions as described in the letter.
Our Accounting Policies for the Sale of Right-To-Use Contracts Will Result in a Substantial Deferral of Revenue in our Financial Results. Beginning August 14, 2008, the Company began selling right-to-use contracts after the PA Transaction. Customers who purchase right-to-use contracts are generally required to make an upfront nonrefundable payment to the Company. The Company incurs significant selling and marketing expenses to originate the right-to-use contracts, and the majority of expenses must be expensed in the period incurred, while the related sales revenues are generally deferred and recognized over the expected life of the contract which is estimated based upon historical attrition rates. The expected life of a right-to-use contract is currently estimated to be between one and 31 years. As a result, the Company may incur a loss from the sale of right-to-use contracts, build up a substantial deferred sales revenue liability balance, and recognize substantial non-cash revenue in years subsequent to the original sale. This accounting may make it difficult for investors to interpret the financial results from the sale of right-to-use contracts. The Company submitted correspondence to the Office of the Chief Accountant at the SEC describing the right-to-use contracts and subsequently discussed the revenue recognition policy with respect to the contracts with the SEC. The SEC does not object to the Company’s application of SAB 104 with respect to the deferral of the upfront nonrefundable payments received from the sale of right-to-use contracts. See Note 1(l) in the Notes to Consolidated Financial Statements contained in this Form 10-Q for the Company’s revenue recognition policy.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

10.43(a)	Form of Trust Agreement Establishing Howard Walker Deferred Compensation Trust, dated December 8, 2000
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(a)	Included as an exhibit to the Company’s Report on Form 8-K dated December 8, 2000 and filed on September 25, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.
Date: November 10, 2008	By:	/s/ Thomas P. Heneghan
Thomas P. Heneghan
Chief Executive Officer (Principal executive officer)

Date: November 10, 2008	By:	/s/ Michael B. Berman
Michael B. Berman
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)