Form 10-K
period 2008-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2009-03-02
CIK 895417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-11718

EQUITY LIFESTYLE PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	36-3857664 (I.R.S. Employer Identification No.)
Two North Riverside Plaza, Suite 800, Chicago, Illinois (Address of Principal Executive Offices)	60606 (Zip Code)

(Registrant’s telephone number, including area code)
(312) 279-1400
Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)

Common Stock, $.01 Par Value	New York Stock Exchange

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates was approximately $980.2 million as of June 30, 2008 based upon the closing price of $44.00 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

At February 19, 2009, 25,227,540 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 12, 2009.

Equity LifeStyle Properties, Inc.

		Page

PART I.
Item 1.	Business	3
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	26
Item 4.	Submission of Matters to a Vote of Security Holders	33

PART II.
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	61
	Forward-Looking Statements	61
Item 8.	Financial Statements and Supplementary Data	62
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
Item 9A.	Controls and Procedures	62
Item 9B.	Other Information	63

PART III.
Item 10.	Directors, Executive Officers and Corporate Governance	64
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	64
Item 13.	Certain Relationships and Related Transactions and Director Independence	64
Item 14.	Principal Accountant Fees and Services	64

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	65
EX-12
EX-21
EX-23
EX-24.1
EX-24.2
EX-24.3
EX-24.4
EX-24.5
EX-24.6
EX-24.7
EX-24.8
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed in December 1992 to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of December 31, 2008, we owned or had an ownership interest in a portfolio of 309 Properties located throughout the United States and Canada consisting of 112,074 residential sites. These Properties are located in 28 states and British Columbia (with the number of Properties in each state or province shown parenthetically) as follows: Florida (86), California (48), Arizona (35), Texas (15), Pennsylvania (13), Washington (14), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), New York (6), Nevada (6), Virginia (6), Wisconsin (6), Indiana (5), Maine (5), Illinois (4), Massachusetts (4), New Jersey (4), Michigan (3), South Carolina (3), New Hampshire (2), Ohio (2), Tennessee (2), Utah (2), Alabama (1), Kentucky (1), Montana (1), and British Columbia (1).

Properties are designed and improved for several home options of various sizes and designs that are produced off-site, installed and set on designated sites (“Site Set”) within the Properties. These homes can range from 400 to over 2,000 square feet. The smallest of these are referred to as “Resort Cottages.” Properties may also have sites that can accommodate a variety of RVs. Properties generally contain centralized entrances, internal road systems and designated sites. In addition, Properties often provide a clubhouse for social activities and recreation and other amenities, which may include restaurants, swimming pools, golf courses, lawn bowling, shuffleboard courts, tennis courts, laundry facilities and cable television service. In some cases, utilities are provided or arranged for by us; otherwise, the customer contracts for the utility directly. Some Properties provide water and sewer service through municipal or regulated utilities, while others provide these services to customers from on-site facilities. Properties generally are designed to attract retirees, empty-nesters, vacationers and second home owners; however, certain of our Properties focus on affordable housing for families. We focus on owning properties in or near large metropolitan markets and retirement and vacation destinations.

Employees and Organizational Structure

We have approximately 3,000 full-time, part-time and seasonal employees dedicated to carrying out our operating philosophy and strategies of value enhancement and service to our customers. The operations of each Property are coordinated by an on-site team of employees that typically includes a manager, clerical and maintenance workers, each of whom works to provide maintenance and care of the Properties. Direct supervision of on-site management is the responsibility of our regional vice presidents and regional and district managers. These individuals have significant experience in addressing the needs of customers and in finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 125 full-time corporate employees who assist on-site management in all property functions.

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

Several Properties are wholly owned by taxable REIT subsidiaries of the Company. In addition, Realty Systems, Inc. (“RSI”) is a wholly owned taxable REIT subsidiary of the Company that is engaged in the business of purchasing and selling or leasing site set homes that are located in Properties owned and managed by the Company. RSI also provides brokerage services to residents at such Properties for those residents who move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the site set homes. Subsidiaries of RSI also lease from the Operating Partnership certain real property within or adjacent to certain Properties consisting of golf courses, pro shops, stores and restaurants.

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

Acquisitions and Dispositions

Over the last decade our portfolio of Properties has grown significantly from owning or having an interest in 154 Properties with over 53,000 sites to owning or having an interest in 309 Properties with over 112,000 sites.

We continually review the Properties in our portfolio to ensure that they fit our business objectives. Over the last five years we sold 14 Properties, and we redeployed capital to markets we believe have greater long-term potential. In that same time period we acquired 180 Properties located in high growth areas such as Florida, Arizona and California.

On August 14, 2008, the Company acquired substantially all of the assets and certain liabilities of Privileged Access, LP (“Privileged Access”) for an unsecured note payable of $2.0 million (the “PA Transaction”). Prior to the purchase, Privileged Access was the tenant under a 12-year lease with the Company for 82 Properties that terminated upon the closing of our acquisition. The $2.0 million unsecured note payable matures on August 14, 2010 and accrues interest at 10 percent per annum. See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-K.

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

We anticipate that new acquisitions will generally be located in the United States, although we may consider other geographic locations provided they meet our acquisition criteria. We utilize market information systems to identify and evaluate acquisition opportunities, including a market database to review the primary economic indicators of the various locations in which we expect to expand our operations. Acquisitions will be financed from the most appropriate sources of capital, which may include undistributed funds from operations, issuance of additional equity securities, sales of investments, collateralized and uncollateralized borrowings and issuance of debt securities. In addition, the Company may acquire properties in transactions that include the issuance of limited partnership interests in the Operating Partnership (“Units”) as consideration for the acquired properties. We believe that an ownership structure that includes the Operating Partnership will permit us to acquire additional properties in transactions that may defer all or a portion of the sellers’ tax consequences. When evaluating potential acquisitions, we consider such factors as:

•	The replacement cost of the property including land values, entitlements and zoning;

•	The geographic area and type of the property;

•	The location, construction quality, condition and design of the property;

•	The current and projected cash flow of the property and the ability to increase cash flow;

•	The potential for capital appreciation of the property;

•	The terms of tenant leases or usage rights, including the potential for rent increases;

•	The potential for economic growth and the tax and regulatory environment of the community in which the property is located;

•	The potential for expansion of the physical layout of the property and the number of sites;

•	The occupancy and demand by customers for properties of a similar type in the vicinity and the customers’ profile;

•	The prospects for liquidity through sale, financing or refinancing of the property; and

•	The competition from existing properties and the potential for the construction of new properties in the area.

When evaluating potential dispositions, we consider such factors as:

•	The ability to sell the Property at a price that we believe will provide an appropriate return for our stockholders;

•	Our desire to exit certain non-core markets and recycle the capital into core markets; and

•	Whether the Property meets our current investment criteria.

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

Leases or Usage Rights

At our Properties, a typical lease entered into between the owner of a home and the Company for the rental of a site is for a month-to-month or year-to-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Non-cancelable long-term leases, with remaining terms ranging up to ten years, are in effect at certain sites within 39 of the Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index (“CPI”), in some instances taking into consideration certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments are made on an annual basis. At Properties zoned for RV use, long-term customers typically enter into rental agreements and many typically prepay for their stay. Many resort customers will also leave deposits to reserve a site for the following year. Generally these customers cannot live full time on the Property. At resort Properties designated for use by customers who have purchased a right-to-use or a membership contract, the contract generally grants the customer access to designated resort Properties on a continuous basis of up to 14 days. The customer typically makes a nonrefundable upfront payment and annual dues payments are required to renew the contract. The annual dues increase is provided for in the contract and is generally based on a percentage of CPI. Approximately 30 percent of the current customers dues do not increase on an annual basis as their dues were frozen in accordance with the terms of their contract, generally because the customer is over 61 years old.

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

Rent Control Legislation.  At certain of our Properties, state and local rent control laws, principally in California, limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. We presently expect to continue to maintain Properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida has enacted a law that generally provides that rental increases must be reasonable. Also, certain jurisdictions in California in which we own Properties limit rent increases to changes in the CPI or some percentage thereof. As part of our effort to realize the value of our Properties subject to restrictive regulation, we have initiated lawsuits against several municipalities imposing such regulation in an attempt to balance the interests of our stockholders with the interests of our customers (see Item 3 — Legal Proceedings). Further, at certain of our Properties primarily used as membership campgrounds, some state statutes limit our ability to close the Property unless we make a reasonable substitute property available for the member’s use. Many states also have consumer protection laws regulating right-to-use or campground membership sales and the financing of such sales. Some states have laws requiring the Company to register with a state agency and obtain a permit to market (see Item 1A. Risk Factors).

Insurance.  The Properties are covered against fire, flood, property damage, earthquake, windstorm and business interruption by insurance policies containing various deductible requirements and coverage limits. Recoverable costs are classified in other assets as incurred. Insurance proceeds are applied against the asset when received. Recoverable costs relating to capital items are treated in accordance with the Company’s capitalization policy. The book value of the original capital item is written off once the value of the impaired asset has been determined. Insurance proceeds relating to capital costs are recorded as income in the period they are received.

Our current property and casualty insurance policies, which we plan to renew, expire on March 31, 2009. We have a $100 million property insurance program. The California Earthquake sublimit is $25 million and the policy deductibles range from $100,000 to five percent of insurable values specifically for named storms, Florida wind, and earthquakes. A deductible indicates ELS’ maximum exposure in event of a loss within policy limit.

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

•	Construction Quality: Since 1976, all factory built housing has been required to meet stringent federal standards, resulting in significant increases in quality. The Department of Housing and Urban Development’s (“HUD”) standards for Site Set housing construction quality are the only federally regulated standards governing housing quality of any type in the United States. Site Set homes produced since 1976 have received a “red and silver” government seal certifying that they were built in compliance with the federal code. The code regulates Site Set home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures. In addition, although Resort Cottages do not come under the same regulation, many of the manufacturers of Site Set homes also produce Resort Cottages with many of the same quality standards.

•	Comparability to Site-Built Homes: The Site Set housing industry has experienced a trend towards multi-section homes. Many modern Site Set homes are longer (up to 80 feet, compared to 50 feet in the 1960’s) and wider than earlier models. Many such homes have nine-foot ceilings or vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single-family ranch style site-built homes.

•	Second Home Demographics: According to 2008 National Association of Realtors (“NAR”) reports, sales of second homes in 2007 accounted for 33% of residential transactions, or 2.09 million second-home sales in 2007. There were approximately 7.5 million vacation homes in 2007. The typical vacation-home buyer is 46 years old and earned $99,100 in 2007. Approximately 57% of vacation home-owners prefer to be near an ocean, river or lake; 38% close to boating activities; 32% close to hunting or fishing activities; and 17% close to winter recreations. In looking ahead, NAR believes that baby boomers are still in their peak earning years, and the leading edge of their generation is approaching retirement. As they continue to have the financial wherewithal to purchase second homes as a vacation property, investment opportunity, or perhaps as a retirement retreat, those baby boomers will continue to drive the market for second-homes. We believe it is likely that over the next decade we will continue to see historically high levels of second home sales and resort homes and cottages in our Properties will also continue to provide a viable second home alternative to site-built homes.

We are also monitoring the performance of the following related industries that may limit our long-term or short-term opportunities.

•	Shipments — According to statistics compiled by the U.S. Census Bureau, shipments of new manufactured homes have been declining since 2005. Estimated 2008 shipments of new manufactured homes decreased over 14% to 81,900 units as compared to 2007 shipments of 95,700 units. The decline for 2007 as compared to 2006 was over 18 percent. According to the Recreational Vehicle Industry Association (“RVIA”), shipments of RV’s declined 32.9% in 2008 to 237,000 units as compared to 2007 and declined 52% in the last six months of 2008 as compared to the last six months of 2008. Industry experts have predicted that 2009 RV shipments will decline again in 2009 over 21 percent to 186,500.

•	Sales — Sales of RV’s declined over 24% for the first ten months of 2008, as compared to the first ten months of 2007. 309,000 were sold during the year ended December 31, 2007, representing a decline of almost 21% over the prior year. RVIA has indicated that credit restrictions are causing RV buyers to delay purchases and RV dealers to keep inventories low and that 2009 sales will be further affected by falling employment and continued declines in household wealth and home prices.

•	Availability of financing — The current credit crisis has made it difficult for manufactured home and RV manufacturers to obtain floor plan financing and for potential customers to obtain loans for manufactured home or RV purchases. According to RVIA, both consumer loans and dealer floor plan loans were recently included in the Term Asset-Backed Securities Loan Facility (“TALF”) program created by the US Federal Reserve.

Please see our financial statements and related notes contained in this Form 10-K for more information.

Available Information

We file reports electronically with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy information and statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We maintain an Internet site with information about the Company and hyperlinks to our filings with the SEC at http://www.equitylifestyle.com, free of charge. Requests for copies of our filings with the SEC and other investor inquiries should be directed to:

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

Our Performance and Common Stock Value Are Subject to Risks Associated With the Real Estate Industry.

Adverse Economic Conditions and Other Factors Could Adversely Affect the Value of Our Properties and Our Cash Flow.  Several factors may adversely affect the economic performance and value of our Properties. These factors include:

•	changes in the national, regional and local economic climate;

•	local conditions such as an oversupply of lifestyle-oriented properties or a reduction in demand for lifestyle-oriented properties in the area, the attractiveness of our Properties to customers, competition from manufactured home communities and other lifestyle-oriented properties and alternative forms of housing (such as apartment buildings and site-built single family homes);

•	the ability of manufactured home and RV manufacturers to adapt to changes in the economic climate and the availability of units from these manufacturers;

•	the ability of our potential customers to sell their existing site-built residence in order to purchase a resort home or cottage in our properties and heightened price sensitivity for seasonal and second homebuyers;

•	the ability of our potential customers to obtain financing on the purchase of a resort home, resort cottage or RV;

•	availability and price of gasoline, especially for our transient customers;

•	our ability to collect rent, annual payments and principal and interest from customers and pay or control maintenance, insurance and other operating costs (including real estate taxes), which could increase over time;

•	the failure of our assets to generate income sufficient to pay our expenses, service our debt and maintain our Properties, which may adversely affect our ability to make expected distributions to our stockholders;

•	our inability to meet mortgage payments on any Property that is mortgaged, in which case the lender could foreclose on the mortgage and take the Property;

•	interest rate levels and the availability of financing, which may adversely affect our financial condition;

•	changes in laws and governmental regulations (including rent control laws and regulations governing usage, zoning and taxes), which may adversely affect our financial condition;

•	poor weather, especially on holiday weekends in the summer, could reduce the economic performance of our Northern resort Properties; and

•	our ability to sell new or upgraded right-to-use contracts and to retain customers who have previously purchased a right-to-use contract.

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

Some Potential Losses Are Not Covered by Insurance.  We carry comprehensive insurance coverage for losses resulting from property damage, liability claims and business interruption on all of our Properties. We believe that the policy specifications and coverage limits of these policies should be adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims that generally are not insured. Should an uninsured loss or a loss in excess of coverage limits occur, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property.

Our current property and casualty insurance policies, which we plan to renew, expire on March 31, 2009. We have a $100 million property insurance program. The California Earthquake sublimit is $25 million and the policy deductibles range from $100,000 to five percent of insurable values specifically for named storms, Florida wind, and earthquakes. A deductible indicates ELS’ maximum exposure in event of a loss within policy limit.

There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, and our business may not benefit from and may be adversely impacted by these actions and further government or market developments could adversely impact us.  Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets. The decline in asset values has caused increases in margin calls for investors, requirements that derivatives counterparties post additional collateral and redemptions by mutual and hedge fund investors, all of which have increased the downward pressure on asset values and outflows of client funds across the financial services industry. In addition, the increased redemptions and unavailability of credit have required hedge funds and others to rapidly reduce leverage, which has increased volatility and further contributed to the decline in asset values.

In response to the recent unprecedented financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (the “EESA”), was signed into law on October 3, 2008. The EESA provides the U.S. Secretary of Treasury with the authority to establish a Troubled Asset Relief Program (“TARP”), to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008. EESA also provides for a program that would allow companies to insure their troubled assets. As of February 19, 2009, the U.S. Treasury had announced the establishment of the following programs under TARP: the Capital Purchase Program (“CPP”), the Targeted Investment Program (“TIP”), the Systemically Significant Failing Institutions Program (“SSFIP”), the Asset Guarantee Program (“AGP”), the Auto Industry Financing Program (“AIFP”), and the Homeowner Affordability and Stability Plan (“HASP”) which is partially financed by TARP. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”), a $787 billion stimulus bill for the purpose of stabilizing the economy by creating jobs, among other things.

These can be no assurance that the EESA, TARP or other programs will have a beneficial impact on the financial markets, including current extreme levels of volatility. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Adverse changes in general economic conditions may adversely affected our business.

Our success is dependent upon economic conditions in the U.S. generally, and in the geographic areas in which a substantial number of our Properties are located. The recent adverse changes in national economic conditions and in the economic conditions of the regions in which we conduct substantial business may have an adverse effect on the real estate values of our Properties and our financial performance and the market price of our common stock.

In a recession or under other adverse economic conditions like the current credit crisis, non-earning assets and write-downs are likely to increase as debtors fail to meet their payment obligations. Although we maintain reserves for credit losses and an allowance for doubtful accounts in amounts that we believe should be sufficient to provide adequate protection against potential write-downs in our portfolio, these amounts could prove to be insufficient.

Campground Membership Properties Laws and Regulations Could Adversely Affect the Value of Our Properties and Our Cash Flow.

Many of the states in which the Company does business have laws regulating right-to-use or campground membership sales. These laws generally require comprehensive disclosure to prospective purchasers, and give purchasers the right to rescind their purchase generally between three-to-five days after the date of sale. Some states have laws requiring the Company to register with a state agency and obtain a permit to market. The Company is subject to changes, from time to time, in the application or interpretation of such laws that can affect its business or the rights of its members.

In some states, including California, Oregon and Washington, laws place limitations on the ability of the owner of a campground property to close the property unless the customers at the property receive access to a comparable property. The impact of the rights of customers under these laws is uncertain and could adversely affect the availability or timing of sale opportunities or the ability of the Company to realize recoveries from property sales.

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

In certain states, as a result of government regulations and provisions in certain of the right-to-use or campground membership agreements, the Company is prohibited from selling more than ten memberships per site. At the present time, these restrictions do not preclude the Company from selling memberships in any state. However, these restrictions may limit the Company’s ability to utilize properties for public usage and/or the Company’s ability to convert sites to more profitable or predictable uses, such as annual rentals.

Debt Financing, Financial Covenants and Degree of Leverage Could Adversely Affect Our Economic Performance.

Scheduled Debt Payments Could Adversely Affect Our Financial Condition.  Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $1.7 billion as of December 31, 2008. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

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

Ability to obtain mortgage financing or to refinance maturing mortgages may adversely affect our financial condition.  During 2008, we have received financing proceeds from Fannie Mae secured by mortgages on individual manufactured home Properties. The terms of the Fannie Mae financings have been relatively attractive as compared to other potential lenders. If financing proceeds are no longer available from Fannie Mae for any reason or if Fannie Mae terms are no longer attractive, it may adversely affect cash flow and our ability to service debt and make distributions to stockholders.

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

Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing.  Our debt to market capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and Units held by parties other than the Company) is approximately 59% as of December 31, 2008. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes us more vulnerable to a downturn in business or the economy generally.

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

Conflicts of Interest Could Influence the Company’s Decisions.

Certain Stockholders Could Exercise Influence in a Manner Inconsistent With the Stockholders’ Best Interests. As of December 31, 2008, Mr. Samuel Zell and certain affiliated holders beneficially owned approximately 14.2% of our outstanding common stock (in each case including common stock issuable upon the exercise of stock options and the exchange of Units). Mr. Zell is the chairman of the Company’s Board of Directors. Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders.

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

Members of Management May Have a Conflict of Interest Over Whether To Enforce Terms of Mr. McAdams’s Employment and Noncompetition Agreement.  Mr. McAdams is our President and has entered into an employment and noncompetition agreement with us. For the most part these restrictions apply to him both during his employment and for two years thereafter. Mr. McAdams is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with Mr. McAdams. Additionally, the non-competition provisions of his agreement, despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over it in the future. See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-K.

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

As of December 31, 2008, we owned or had an ownership interest in 309 Properties located in 28 states and British Columbia, including 86 Properties located in Florida and 48 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties. While we have obtained insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that the Company must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures incurred by us and reimbursements received from the insurance providers, could adversely affect our economic performance.

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

We Are Dependent on External Sources of Capital.

To qualify as a REIT, we must distribute to our stockholders each year at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain). In addition, we intend to distribute all or substantially all of our net income so that we will generally not be subject to U.S. federal income tax on our earnings. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including for acquisitions, from income from operations. We therefore will have to rely on third-party sources of debt and equity capital financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including conditions in the capital markets generally and the market’s perception of our growth potential and our current and potential future earnings. As a result of the current credit crisis it may be difficult for us to meet one or more of the requirements for qualification as a REIT, including but not limited to our distribution requirement. Moreover, additional equity offerings may result in substantial dilution of stockholders’ interests, and additional debt financing may substantially increase our leverage.

Our Qualification as a REIT is Dependent on Compliance With U.S. Federal Income Tax Requirements.

We believe we have been organized and operated in a manner so as to qualify for taxation as a REIT, and we intend to continue to operate so as to qualify as a REIT for U.S. federal income tax purposes. Qualification as a REIT for U.S. federal income tax purposes, however, is governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. In connection with certain transactions, we have received, and relied, on advice of counsel as to the impact of such transactions on our qualification as a REIT. Our qualification as a REIT requires analysis of various facts and circumstances that may not be entirely within our control, and we cannot provide any assurance that the Internal Revenue Service (the “IRS”) will agree with our analysis or the analysis of our tax counsel. In particular, the proper federal income tax treatment of right-to-use and membership contracts is uncertain and there is no assurance that the IRS will agree with the Company’s treatment of such contracts. If the IRS were to disagree with our analysis or our tax counsel’s analysis of facts and circumstances, our ability to qualify as a REIT may be adversely affected. These matters can affect our qualification as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the U.S. federal income tax consequences of qualification as a REIT.

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

One policy critical to the presentation of our financial condition and results of operations in 2008 was our policy related to Privileged Access. From April 14, 2006 through August 13, 2008, Privileged Access was our largest tenant and leased 82 resort Properties from us. Effective January 1, 2008, the 100 percent owner of Privileged Access, Mr. Joe McAdams, became our President and we amended and restated the leases for the Properties. Under generally accepted accounting principles, effective January 1, 2008, Mr. McAdams, Privileged Access and the Company were considered related parties. Due to the materiality of the leasing arrangement and the related party nature of the arrangement, the Company analyzed whether the operations of Privileged Access should be consolidated with ours. We determined under FIN 46 that it was not appropriate to consolidate Privileged Access as we did not control Privileged Access and was not the primary beneficiary of Privileged Access. This conclusion required management to make certain judgments. As a result of the complex nature of the arrangements, on February 15, 2008, we submitted a letter to the Office of the Chief Accountant at the SEC describing the relationship and asking for the SEC’s concurrence with our conclusions that we should not consolidate the operations of Privileged Access. The SEC did not object to the Company’s conclusions as described in the letter.

Our Accounting Policies for the Sale of Right-To-Use Contracts Will Result in a Substantial Deferral of Revenue in our Financial Results.  Beginning August 14, 2008, the Company began selling right-to-use contracts after the PA Transaction. Customers who purchase right-to-use contracts are generally required to make an upfront nonrefundable payment to the Company. The Company incurs significant selling and marketing expenses to originate the right-to-use contracts, and the majority of expenses must be expensed in the period incurred, while the related sales revenues are generally deferred and recognized over the expected life of the contract which is estimated based upon historical attrition rates. The expected life of a right-to-use contract is currently estimated to be between one and 31 years. As a result, the Company may incur a loss from the sale of right-to-use contracts, build up a substantial deferred sales revenue liability balance, and recognize substantial non-cash revenue in years subsequent to the original sale. This accounting may make it difficult for investors to interpret the financial results from the sale of right-to-use contracts. The Company submitted correspondence to the Office of the Chief Accountant at the SEC describing the right-to-use contracts and subsequently discussed the revenue recognition policy with respect to the contracts with the SEC. The SEC does not object to the Company’s application of Staff Accounting Bulletin 104, Revenue Recognition in Consolidated Financial Statements. Corrected (“SAB 104”) with respect to the deferral of the upfront nonrefundable payments received from the sale of right-to-use contracts. See Note 2 (n) in the Notes to Consolidated Financial Statements contained in this Form 10-K for the Company’s revenue recognition policy.

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

Property Portfolio

As of December 31, 2008, we owned or had an ownership interest in a portfolio of 309 Properties located throughout the United States and British Columbia containing 112,074 residential sites.

The distribution of our Properties throughout the United States reflects our belief that geographic diversification helps insulate the portfolio from regional economic influences. We intend to target new acquisitions in or near markets where our Properties are located and will also consider acquisitions of Properties outside such markets. Refer to Note 2 (c) of the Notes to Consolidated Financial Statements contained in this Form 10-K.

Bay Indies located in Venice, Florida and Viewpoint located in Mesa, Arizona, our two largest properties as determined by property operating revenues, accounted for approximately 2.2% and 2.1%, respectively, of our total property operating revenues for the year ended December 31, 2008.

The following table sets forth certain information relating to the Properties we owned as of December 31, 2008, categorized by our major markets (excluding membership campground Properties and Properties owned through joint ventures).

										New
										Total
									Total	Number	Annual	Annual
							Develo-		Number	of Annual	Site	Site		Annual	Annual
							Pable		of Sites	Sites	Occupancy	Occupancy		Rent	Rent
						Acres	Acres	Expansion	as of	as of	as of	as of		as of	as of
Property	Address	City	State	ZIP	MH/RV	(c)	(d)	Sites(e)	12/31/08	12/31/08	12/31/08	12/31/07		12/31/08	12/31/07

Florida

East Coast:

Sunshine Key	38801 Overseas Hwy	Big Pine Key	FL	33043	RV	54			409	42	100.0%	100.0%		$10,418	$4,505

Carriage Cove	Five Carriage Cove Way	Daytona Beach	FL	32119	MH	59			418	418	91.6%	92.6%		$5,572	$5,342

Coquina Crossing	4536 Coquina Crossing Dr.	Elkton	FL	32033	MH	316	26	145	562	562	91.1%	88.1	%(b)	$5,193	$4,912

											New
											Total
										Total	Number	Annual	Annual
								Develo-		Number	of Annual	Site	Site		Annual	Annual
								Pable		of Sites	Sites	Occupancy	Occupancy		Rent	Rent
						Acres		Acres	Expansion	as of	as of	as of	as of		as of	as of
Property	Address	City	State	ZIP	MH/RV	(c)		(d)	Sites(e)	12/31/08	12/31/08	12/31/08	12/31/07		12/31/08	12/31/07

Bulow Plantation	3165 Old Kings Road South	Flagler Beach	FL	32136	MH	323		181	722	276	276	98.6%	98.6	%(b)	$5,326	$5,034

Bulow RV	3345 Old Kings Road South	Flagler Beach	FL	32136	RV	(f	)			352	92	100.0%	100.0%		$4,944	$4,779

Carefree Cove	3273 N.W. 37th St	Ft. Lauderdale	FL	33309	MH	20				163	163	93.3%	92.0%		$6,328	$6,047

Park City West	10550 W. State Road 84	Ft. Lauderdale	FL	33324	MH	60				363	363	89.3%	89.5%		$5,734	$5,367

Sunshine Holiday	2802 W. Oakland Park Blvd.	Ft. Lauderdale	FL	33311	MH	32				269	269	88.1%	91.8%		$5,835	$5,590

Sunshine Holiday RV	2802 W. Oakland Park Blvd.	Ft. Lauderdale	FL	33311	RV	(f	)			131	44	100.0%	100.0%		$5,515	$5,280

Maralago Cay	6280 S. Ash Lane	Lantana	FL	33462	MH	102		5		602	602	90.7%	90.9%		$7,001	$6,284

Coral Cay	2801 NW 62nd Avenue	Margate	FL	33063	MH	121				819	819	84.7%	82.2%		$6,028	$5,818

Lakewood Village	3171 Hanson Avenue	Melbourne	FL	32901	MH	68				349	349	87.1%	86.8%		$5,664	$5,488

Holiday Village	1335 Fleming Ave Box 228	Ormond Beach	FL	32174	MH	43				301	301	85.7%	86.7%		$4,814	$4,666

Sunshine Holiday	1701 North US Hwy 1	Ormond Beach	FL	32174	RV	69				349	140	100.0%	100.0%		$4,323	$4,069

The Meadows	2555 PGA Boulevard	Palm Beach Gardens	FL	33410	MH	55				379	379	85.2%	83.9	%(b)	$6,263	$5,936

Breezy Hill RV	800 NE 48th Street	Pompano Beach	FL	33064	RV	52				762	358	100.0%	100.0%		$5,810	$5,557

Highland Wood RV	900 NE 48th street	Pompano Beach	FL	33064	RV	15				148	11	100.0%	100.0%		$5,075	$5,583

Lighthouse Pointe	155 Spring Drive	Port Orange	FL	32129	MH	64				433	433	86.6%	86.8	%(b)	$4,708	$4,613

Pickwick	4500 S. Clyde Morris Blvd	Port Orange	FL	32119	MH	84		4		432	432	100.0%	99.5%		$4,923	$4,686

Indian Oaks	780 Barnes Boulevard	Rockledge	FL	32955	MH	38				208	208	100.0%	100.0%		$4,137	$4,014

Countryside	8775 20th Street	Vero Beach	FL	32966	MH	125				643	643	89.6%	89.3	%(b)	$5,395	$5,117

Heritage Plantation	1101 Ranch Road	Vero Beach	FL	32966	MH	64				435	435	83.4%	82.6%		$5,312	$5,185

Holiday Village	1000 S.W. 27th Avenue	Vero Beach	FL	32968	MH	20				128	128	28.9%	35.2%		$4,239	$4,233

Sunshine Travel	9455 108th Avenue	Vero Beach	FL	32967	RV	30		6	48	300	176	100.0%	100.0%		$4,200	$4,058

Central:

Clerbrook	20005 U.S. Highway 27	Clermont	FL	34711	RV	288				1,255	468	100.0%	100.0%		$4,251	$3,574

Lake Magic	9600 Hwy 192 West	Clermont	FL	34714	RV	69				471	163	100.0%	100.0%		$4,018	$3,933

Southern Palms	One Avocado Lane	Eustis	FL	32726	RV	120				950	373	100.0%	100.0%		$4,016	$3,933

Grand Island	13310 Sea Breeze Lane	Grand Island	FL	32735	MH	35				362	362	58.8%	61.6	%(b)	$4,903	$4,527

Sherwood Forest	5302 W. Irlo Bronson Hwy	Kissimmee	FL	34746	MH	124				767	767	94.3%	95.0	%(b)	$4,847	$4,613

Sherwood Forest RV	5300 W. Irlo Bronson Hwy	Kissimmee	FL	34746	RV	107		43	149	513	143	100.0%	100.0%		$4,692	$4,574

Tropical Palms(g)	2650 Holiday Trail	Kissimmee	FL	34746	RV	59				541	—	—	—		—	—

Coachwood Colony	2610 Dogwood Place	Leesburg	FL	34748	MH	29				202	202	90.1%	92.1%		$3,879	$3,687

Mid-Florida Lakes	199 Forest Dr.	Leesburg	FL	34788	MH	290				1,225	1225	80.7%	81.9	%(b)	$5,406	$5,204

Southernaire	1700 Sanford Road	Mt. Dora	FL	32757	MH	14				108	108	84.3%	86.1%		$4,151	$4,051

Oak Bend	10620 S.W. 27th Ave.	Ocala	FL	34476	MH	62		3		262	262	89.3%	88.9	%(b)	$4,330	$4,227

Villas at Spanish Oaks	3150 N.E. 36th Avenue	Ocala	FL	34479	MH	69				459	459	86.5%	86.5%		$4,373	$4,176

Winter Garden	13905 W. Colonial Dr.	Winter Garden	FL	34787	RV	27				350	159	100.0%	100.0%		$4,074	$3,827

Gulf Coast (Tampa/Naples):

Toby’s RV	3550 N.E. Hwy 70	Arcadia	FL	34266	RV	44				379	281	100.0%	100.0%		$2,543	$2,333

Manatee	800 Kay Road NE	Bradenton	FL	34212	RV	42				415	220	100.0%	100.0%		$4,806	$4,549

Windmill Manor	5320 53rd Ave. East	Bradenton	FL	34203	MH	49				292	292	95.9%	95.5%		$5,417	$5,241

Glen Ellen	2882 Gulf to Bay Blvd	Clearwater	FL	33759	MH	12				106	106	90.6%	94.3%		$4,722	$4,431

Hillcrest	2346 Druid Road East	Clearwater	FL	33764	MH	25				278	278	93.9%	93.9%		$4,701	$4,491

Holiday Ranch	4300 East Bay Drive	Clearwater	FL	33764	MH	12				150	150	89.3%	92.7%		$4,229	$4,125

Silk Oak	28488 US Highway 19 N	Clearwater	FL	33761	MH	19				181	181	90.1%	92.3%		$4,728	$4,455

Crystal Isles	11419 W. Ft. Island Drive	Crystal River	FL	34429	RV	32				260	53	100.0%	100.0%		$5,154	$4,385

Lake Haven	1415 Main Street	Dunedin	FL	34698	MH	48				379	379	90.8%	91.3%		$6,482	$6,194

										New
										Total
									Total	Number	Annual	Annual
							Develo-		Number	of Annual	Site	Site		Annual	Annual
							Pable		of Sites	Sites	Occupancy	Occupancy		Rent	Rent
						Acres	Acres	Expansion	as of	as of	as of	as of		as of	as of
Property	Address	City	State	ZIP	MH/RV	(c)	(d)	Sites(e)	12/31/08	12/31/08	12/31/08	12/31/07		12/31/08	12/31/07

Fort Myers Beach Resort	16299 San Carlos Blvd.	Fort Myers	FL	33908	RV	31			306	89	100.0%	100.0%		$5,689	$5,520

Gulf Air Resort	17279 San Carlos Blvd. SW	Fort Myers	FL	33931	RV	25			246	159	100.0%	100.0%		$4,775	$4,515

Barrington Hills	9412 New York Avenue	Hudson	FL	34667	RV	28			392	259	100.0%	100.0%		$2,920	$2,678

Down Yonder	7001 N. 142nd Avenue	Largo	FL	33771	MH	50			361	361	98.9%	99.4%		$6,113	$5,734

East Bay Oaks	601 Starkey Road	Largo	FL	33771	MH	40			328	328	97.3%	97.9%		$4,762	$4,495

Eldorado Village	2505 East Bay Drive	Largo	FL	33771	MH	25			227	227	97.4%	99.6%		$4,661	$4,442

Shangri La	249 Jasper Street N.W.	Largo	FL	33770	MH	14			160	160	89.4%	91.9%		$5,263	$5,056

Vacation Village	6900 Ulmerton Road	Largo	FL	33771	RV	29			293	182	100.0%	100.0%		$4,173	$3,942

Pasco	21632 State Road 54	Lutz	FL	33549	RV	27			255	176	100.0%	100.0%		$3,522	$3,356

Buccaneer	2210 N. Tamiami Trail N.E.	N. Ft. Myers	FL	33903	MH	223	39	162	971	971	98.5%	98.2%		$5,805	$5,490

Island Vista MHC	3000 N. Tamiami Trail	N. Ft. Myers	FL	33903	MH	121			616	616	84.7%	100.4%		$4,049	$3,834

Lake Fairways	19371 Tamiami Trail	N. Ft. Myers	FL	33903	MH	259			896	896	99.4%	99.6%		$5,819	$5,559

Pine Lakes	10200 Pine Lakes Blvd.	N. Ft. Myers	FL	33903	MH	314			584	584	100.0%	100.0%		$6,781	$6,595

Pioneer Village	7974 Samville Rd.	N. Ft. Myers	FL	33917	RV	90			733	392	100.0%	100.0%		$3,890	$3,675

The Heritage	3000 Heritage Lakes Blvd.	N. Ft. Myers	FL	33917	MH	214	22	132	453	453	98.7%	98.0	%(b)	$5,084	$4,930

Country Place	2601 Country Place Blvd.	New Port Richey	FL	34655	MH	82			515	515	99.8%	99.8%		$4,905	$3,844

Hacienda Village	7107 Gibraltar Ave	New Port Richey	FL	34653	MH	66			505	505	97.8%	97.6%		$4,773	$4,564

Harbor View	6617 Louisna Ave	New Port Richey	FL	34653	MH	69			471	471	98.5%	97.5%		$3,993	$3,823

Bay Lake Estates	1200 East Colonia Lane	Nokomis	FL	34275	MH	34			228	228	93.0%	95.2%		$6,150	$5,963

Royal Coachman	1070 Laurel Road East	Nokomis	FL	34275	RV	111			546	430	100.0%	100.0%		$6,042	$5,804

Windmill Village	16131 N. Cleveland Ave.	N. Ft. Myers	FL	33903	MH	69			491	491	91.6%	93.1%		$4,723	$4,575

Silver Dollar	12515 Silver Dollar Drive	Odessa	FL	33556	RV	412			385	385	100.0%	100.0%		$4,776	$4,420

Terra Ceia	9303 Bayshore Road	Palmetto	FL	34221	RV	18			203	127	100.0%	100.0%		$3,555	$3,449

Lakes at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	122			424	424	92.7%	92.0	%(b)	$3,959	$3,785

Meadows at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	140	13	110	799	799	95.4%	94.9	%(b)	$4,699	$4,510

Oaks at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	44			168	168	76.2%	76.8	%(b)	$3,984	$3,804

Harbor Lakes	3737 El Jobean Road #294	Port Charlotte	FL	33953	RV	80			528	298	100.0%	100.0%		$4,470	$4,221

Gulf View	10205 Burnt Store Road	Punta Gorda	FL	33950	RV	78			206	47	100.0%	100.0%		$4,328	$3,950

Tropical Palms MHC	17100 Tamiami Trail	Punta Gorda	FL	33955	MH	50			297	297	86.5%	85.2%		$3,240	$3,167

Winds of St. Armands No	4000 N. Tuttle Ave.	Sarasota	FL	34234	MH	74			471	471	94.9%	94.7%		$5,951	$5,364

Winds of St. Armands So	3000 N. Tuttle Ave.	Sarasota	FL	34234	MH	61			306	306	99.3%	99.3%		$5,915	$5,610

Topics	13063 County Line Road	Spring Hill	FL	34609	RV	35			230	195	100.0%	100.0%		$2,889	$2,739

Pine Island	5120 Stringfellow Road	St. James City	FL	33956	RV	31			363	75	100.0%	100.0%		5009.85	4700.69

Bay Indies	950 Ridgewood Ave	Venice	FL	34285	MH	210			1,309	1309	93.3%	95.8%		$6,683	$6,419

Ramblers Rest	1300 North River Rd.	Venice	FL	34293	RV	117			647	437	100.0%	100.0%		$4,677	$4,350

Sixth Avenue	39345 6th Avenue	Zephyrhills	FL	33542	MH	14			134	134	91.0%	90.3%		$2,436	$2,343

Total Florida Market:						6,797	342	1468	35,183	28,239	93.6%	94.1%		$4,925	$4,616

California

Northern California:

Monte del Lago	13100 Monte del Lago	Castroville	CA	95012	MH	54			310	310	96.8%	93.2	%(b)	$12,282	$11,759

Colony Park	3939 Central Avenue	Ceres	CA	95307	MH	20			186	186	90.9%	89.8%		$6,713	$6,881

Four Seasons	3138 West Dakota	Fresno	CA	93722	MH	40			242	242	88.4%	88.0%		$4,163	$4,065

Tahoe Valley	1175 Melba Drive	Lake Tahoe	CA	96150	RV	86	20	200	413	0	—	—		—	—

											New
											Total
										Total	Number	Annual	Annual
								Develo-		Number	of Annual	Site	Site	Annual	Annual
								Pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
						Acres		Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	(c)		(d)	Sites(e)	12/31/08	12/31/08	12/31/08	12/31/07	12/31/08	12/31/07

Sea Oaks	1675 Los Osos Valley Rd., #221	Los Osos	CA	93402	MH	18				125	125	98.4%	98.4%	$6,012	$5,861

Coralwood	331 Coralwood	Modesto	CA	95356	MH	22				194	194	78.9%	85.1%	$8,433	$8,083

Concord Cascade	245 Aria Drive	Pacheco	CA	94553	MH	31				283	283	100.0%	100.0%	$7,682	$7,495

San Francisco RV	700 Palmetto Ave	Pacifica	CA	94044	RV	12				182	0	—	—	—	—

Quail Meadows	5901 Newbrook Drive	Riverbank	CA	95367	MH	20				146	146	96.6%	98.6%	$8,238	$8,039

California Hawaiian	3637 Snell Avenue	San Jose	CA	95136	MH	50				418	418	99.3%	99.0%	$10,209	$9,920

Sunshadow	1350 Panoche Avenue	San Jose	CA	95122	MH	30				121	121	98.3%	97.5%	$9,884	$9,444

Village of the Four Seasons	200 Ford Road	San Jose	CA	95138	MH	30				271	271	95.2%	92.6%	$9,348	$8,847

Westwinds (4 Properties)	500 Nicholson Lane	San Jose	CA	95134	MH	88				723	723	92.1%	92.3%	$11,034	$10,584

Laguna Lake	1801 Perfumo Canyon Road	San Luis Obispo	CA	93405	MH	100				290	290	100.0%	99.7%	$5,514	$5,406

Contempo Marin	400 Yosemite Road	San Rafael	CA	94903	MH	63				396	396	97.2%	98.2%	$8,482	$8,311

DeAnza Santa Cruz	2395 Delaware Avenue	Santa Cruz	CA	95060	MH	30				198	198	93.9%	94.9%	$10,165	$9,676

Santa Cruz Ranch RV Resort	917 Disc Drive	Scotts Valley	CA	95066	RV	7				106	0	—		—

Royal Oaks	415 Akers Drive N.	Visalia	CA	93291	MH	20				149	149	90.6%	92.6%	$5,215	$4,953

Southern California:

Date Palm Country Club	36-200 Date Palm Drive	Cathedral City	CA	92234	MH	232		3	24	538	538	98.3%	98.1%	$10,694	$10,240

Date Palm RV	36-100 Date Palm Drive	Cathedral City	CA	92234	RV	(f	)			140	0	—	—	—	—

Pacific Dunes Ranch	1205 Silver Spur Place	Oceana	CA	93445	RV	48				215	0	—	—	—	—

Rancho Mesa	450 East Bradley Ave.	El Cajon	CA	92021	MH	20				158	158	65.8%	70.3%	$11,259	$10,839

Rancho Valley	12970 Hwy 8 Business	El Cajon	CA	92021	MH	19				140	140	97.9%	95.0%	$11,191	$10,922

Royal Holiday	4400 W Florida Ave	Hemet	CA	92545	MH	22				179	179	66.5%	57.5%	$4,860	$4,770

Las Palmas	1025 S. Riverside Ave.	Rialto	CA	92376	MH	18				136	136	100.0%	100.0%	$5,452	$5,175

Parque La Quinta	350 S. Willow Ave. #120	Rialto	CA	92376	MH	19				166	166	99.4%	100.0%	$5,407	$5,172

Meadowbrook	8301 Mission Gorge Rd.	Santee	CA	92071	MH	43				338	338	97.9%	98.2%	$8,926	$9,065

Lamplighter	10767 Jamacha Blvd.	Spring Valley	CA	91978	MH	32				270	270	96.7%	94.8%	$11,471	$11,213

Santiago Estates	13691 Gavina Ave. #632	Sylmar	CA	91342	MH	113		9		300	300	100.0%	100.0%	$10,555	$10,067

Total California Market						1,287		32	224	7,333	6,277	93.4%	93.1%	$8,466	$8,199

Arizona

Countryside RV	2701 S. Idaho Rd	Apache Junction	AZ	85219	RV	53				560	317	100.0%	100.0%	$2,931	$2,843

Golden Sun RV	999 W Broadway Ave	Apache Junction	AZ	85220	RV	33				329	239	100.0%	100.0%	$2,845	$2,738

Casita Verde RV	2200 N. Trekell Rd.	Casa Grande	AZ	85222	RV	14				192	104	100.0%	100.0%	$2,222	$2,148

Fiesta Grande RV	1511 East Florence Blvd.	Casa Grande	AZ	85222	RV	77				767	520	100.0%	100.0%	$2,610	$2,546

Foothills West RV	10167 N. Encore Dr.	Casa Grande	AZ	85222	RV	16				188	134	100.0%	100.0%	$2,199	$2,106

Monte Vista	8865 E. Baseline Road	Mesa	AZ	85209	RV	142		56	515	832	763	100.0%	100.0%	$5,111	$4,756

Viewpoint	8700 E. University	Mesa	AZ	85207	RV	332		55	467	1,954	1517	100.0%	100.0%	$4,695	$4,528

Venture In	270 N. Clark Rd.	Show Low	AZ	85901	RV	26				389	276	100.0%	100.0%	$2,699	$2,561

Paradise	10950 W. Union Hill Drive	Sun City	AZ	85373	RV	80				950	816	100.0%	100.0%	$3,764	$3,823

Araby	6649 E. 32nd. St.	Yuma	AZ	85365	RV	25				337	294	100.0%	100.0%	$3,015	$2,850

Cactus Gardens	10657 S. Ave. 9-E	Yuma	AZ	85365	RV	43				430	292	100.0%	100.0%	$2,057	$1,962

Capri RV	3380 South 4th Ave	Yuma	AZ	85365	RV	20				303	236	100.0%	100.0%	$2,791	$2,668

Desert Paradise	10537 South Ave., 9E	Yuma	AZ	85365	RV	26				260	128	100.0%	100.0%	$2,076	$1,980

Foothill	12705 E. South Frontage Rd.	Yuma	AZ	85367	RV	18				180	65	100.0%	100.0%	$2,115	$2,011

Mesa Verde	3649 & 3749 South 4th Ave.	Yuma	AZ	85365	RV	28				345	310	100.0%	100.0%	$2,637	$2,272

Suni Sands	1960 East 32nd Street	Yuma	AZ	85365	RV	34				336	191	100.0%	100.0%	$2,539	$2,426

Casa del Sol East II	10960 N. 67th Avenue	Glendale	AZ	85304	MH	29				239	239	84.5%	78.7%	$6,733	$6,564

Casa del Sol East III	10960 N. 67th Avenue	Glendale	AZ	85304	MH	28				236	236	81.8%	82.6%	$6,720	$6,496

Palm Shadows	7300 N. 51st. Avenue	Glendale	AZ	85301	MH	33				294	294	82.7%	81.3%	$5,257	$4,960

											New
											Total
										Total	Number	Annual	Annual
								Develo-		Number	of Annual	Site	Site		Annual	Annual
								Pable		of Sites	Sites	Occupancy	Occupancy		Rent	Rent
						Acres		Acres	Expansion	as of	as of	as of	as of		as of	as of
Property	Address	City	State	ZIP	MH/RV	(c)		(d)	Sites(e)	12/31/08	12/31/08	12/31/08	12/31/07		12/31/08	12/31/07

Hacienda de Valencia	201 S. Greenfield Rd.	Mesa	AZ	85206	MH	51				365	365	98.4%	93.7%		$5,897	$5,659

The Highlands at Brentwood	120 North Val Vista Drive	Mesa	AZ	85213	MH	45				268	268	99.3%	96.3%		$6,551	$6,242

The Mark	625 West McKellips	Mesa	AZ	85201	MH	60		4		410	410	62.9%	57.6%		$5,383	$5,146

Apollo Village	10701 N. 99th Ave.	Peoria	AZ	85345	MH	29		3		236	236	92.4%	91.5	%(b)	$5,393	$5,247

Casa del Sol West I	11411 N. 91st Avenue	Peoria	AZ	85345	MH	31				245	245	94.3%	93.5%		$6,293	$6,103

Carefree Manor	19602 N. 32nd Street	Phoenix	AZ	85050	MH	16				130	130	93.1%	80.8%		$4,929	$4,868

Central Park	205 West Bell Road	Phoenix	AZ	85023	MH	37				293	293	99.0%	95.6%		$5,901	$5,810

Desert Skies	19802 N. 32 Street	Phoenix	AZ	85024	MH	24				165	165	100.0%	98.8%		$5,130	$4,999

Sunrise Heights	17801 North 16th Street	Phoenix	AZ	85022	MH	28				199	199	94.0%	91.0%		$5,657	$5,420

Whispering Palms	19225 N. Cave Creek Rd.	Phoenix	AZ	85024	MH	15				116	116	94.8%	95.7%		$4,507	$4,368

Sedona Shadows	6770 W. U.S. Hwy 89A	Sedona	AZ	86336	MH	48		6	10	198	198	100.0%	99.5%		$7,074	$6,702

The Meadows	2401 W. Southern Ave.	Tempe	AZ	85282	MH	60				391	391	94.4%	90.0%		$6,171	$5,942

Fairview Manor	3115 N. Fairview Avenue	Tucson	AZ	85705	MH	28				235	235	80.9%	80.0%		$4,636	$4,533

Total Arizona Market						1,529		124	992	12,372	10,222	95.4%	94.0%		$4,329	$4,165

Colorado

Hillcrest Village	1600 Sable Boulevard	Aurora	CO	80011	MH	72				601	601	81.0%	76.9%		$6,672	$6,540

Cimarron	12205 North Perry	Broomfield	CO	80020	MH	50				327	327	82.6%	84.1%		$6,483	$6,351

Holiday Village	3405 Sinton Road	Co. Springs	CO	80907	MH	38				240	240	75.8%	78.3%		$6,678	$6,697

Bear Creek	3500 South King Street	Denver	CO	80236	MH	12				122	122	91.8%	92.6%		$6,498	$6,212

Holiday Hills	2000 West 92nd Avenue	Denver	CO	80260	MH	99				736	736	83.3%	83.8%		$6,525	$6,397

Golden Terrace	17601 West Colfax Ave.	Golden	CO	80401	MH	32				265	265	82.6%	84.2%		$7,211	$6,949

Golden Terrace South	17601 West Colfax Ave.	Golden	CO	80401	MH	15				80	80	67.5%	72.5%		$7,080	$6,864

Golden Terrace South RV	17801 West Colfax Ave.	Golden	CO	80401	RV	(f	)			80	0	—	—		—	—

Golden Terrace West	17601 West Colfax Ave.	Golden	CO	80401	MH	39		7		316	316	81.3%	81.0%		$7,049	$6,776

Pueblo Grande	999 Fortino Blvd. West	Pueblo	CO	81008	MH	33				251	251	84.1%	88.0%		$4,005	$3,826

Woodland Hills	1500 W. Thornton Pkwy.	Thorton	CO	80260	MH	55				434	434	80.2%	82.7%		$6,208	$5,902

Total Colordao Market						445		7	0	3,452	3,372	81.0%	82.4%		$6,441	$6,251

Northeast

Waterford	205 Joan Drive	Bear	DE	19701	MH	159				731	731	95.5%	95.2	%(b)	$6,134	$5,915

Whispering Pines	32045 Janice Road	Lewes	DE	19958	MH	67		2		393	393	82.4%	85.8%		$4,580	$4,343

Mariners Cove	35356 Sussex Lane #1	Millsboro	DE	19966	MH	101				375	375	95.7%	94.9	%(b)	$6,923	$6,734

Aspen Meadows	303 Palace Lane	Rehoboth	DE	19971	MH	46				200	200	100.0%	100.0%		$5,117	$4,921

Camelot Meadows	303 Palace Lane	Rehoboth	DE	19971	MH	61				301	301	99.7%	99.0%		$4,854	$4,598

McNicol	303 Palace Lane	Rehoboth	DE	19971	MH	25				93	93	98.9%	98.9%		$4,565	$4,434

Sweetbriar	83 Big Burn Lane	Rehoboth	DE	19958	MH	38				146	146	98.6%	98.6%		$4,677	$4,485

Old Chatham RV	310 Old Chatham Road	South Dennis	MA	02660	RV	47		11		312	265	100.0%	100.0%		$3,625	$3,434

Mount Desert Narrows	1219 State Highway 3	Bar Harbor	ME	04609	RV	90		12		206	0	—			—

Patten Pond	1470 Bucksport Road	Ellsworth	ME	04605	RV	43		60		137	2	100.0%			$2,450

Pinehurst RV Park	7 Oregon Avenue, P.O. Box 174	Old Orchard Beach	ME	04064	RV	58				550	511	100.0%	100.0%		$2,700	$2,501

Narrows Too	1150 Bar Harbor Road	Trenton	ME	04605	RV	42				207	3	100.0%			$3,165

Scenic	1314 Tunnel Rd.	Asheville	NC	28805	MH	28				172	172	94.2%	78.0%		$3,537	$3,435

Waterway RV	850 Cedar Point Blvd.	Cedar Point	NC	28584	RV	27				336	332	100.0%	100.0%		$3,220	$2,969

Twin Lakes	1618 Memory Lane	Chocowinity	NC	27817	RV	132		8	54	400	305	100.0%	100.0%		$2,611	$2,439

Lake Myers RV	2862 US Highway 64 West	Mocksville	NC	27028	RV	74				425	282	100.0%	100.0%		$2,046	$1,993

Goose Creek	350 Red Barn Road	Newport	NC	28570	RV	92		6	51	598	605	100.0%	100.0%		$3,227	$3,039

										New
										Total
									Total	Number	Annual	Annual
							Develo-		Number	of Annual	Site	Site		Annual	Annual
							Pable		of Sites	Sites	Occupancy	Occupancy		Rent	Rent
						Acres	Acres	Expansion	as of	as of	as of	as of		as of	as of
Property	Address	City	State	ZIP	MH/RV	(c)	(d)	Sites(e)	12/31/08	12/31/08	12/31/08	12/31/07		12/31/08	12/31/07

Sandy Beach RV	677 Clement Hill Road	Contoocook	NH	03229	RV	40			190	114	100.0%	100.0%		$3,188	$3,050

Tuxbury Resort	88 Whitehall Road	South Hampton	NH	03827	RV	193	100		305	212	100.0%	100.0%		$2,982	$2,969

Alpine Lake	78 Heath Road	Corinth	NY	12822	RV	200	54		500	258	100.0%	100.0%		$2,697	$2,608

Lake George Escape	175 E. Schroon River Road, P.O. Box 431	Lake George	NY	12845	RV	178	30		576	21	100.0%	—		$4,898

Lake George Schroon Valley	1730 Schroon River Rd	Warrensburg	NY	12885	RV	151			151	0	—	—	(a)

Greenwood Village	370 Chapman Boulevard	Manorville	NY	11949	MH	79	14	7	512	512	100.0%	100.0%		$6,865	$6,516

Brennan Beach	80 Brennan Beach	Pulaski	NY	13142	RV	201			1,377	1173	100.0%	100.0%		$1,977	$1,714

Green Acres	8785 Turkey Ridge Road	Breinigsville	PA	18031	MH	149			595	595	91.9%	93.3%		$6,584	$6,315

Spring Gulch	475 Lynch Road	New Holland	PA	17557	RV	114			420	119	100.0%	100.0%		$3,709	$3,711

Appalachian	60 Motel Drive	Shartlesville	PA	19554	RV	86	30	200	357	0	—	100.0%		—	$2,693

Inlet Oaks	5350 Highway 17	Murrells Inlet	SC	29576	MH	35			178	178	94.9%	94.9%		$3,545	$3,354

Meadows of Chantilly	4200 Airline Parkway	Chantilly	VA	22021	MH	82			500	500	93.4%	90.8%		$9,625	$9,381

Total Northeast Market						2,638	327	312	11,243	8,398	97.9%	97.1%		$4,212	$4,065

Midwest

O’Connell’s	970 Green Wing Road	Amboy	IL	61310	RV	286	100	600	668	355	100.0%	100.0%		$2,632	$2,497

Willow Lake Estates	161 West River Road	Elgin	IL	60123	MH	111			617	617	68.2%	71.3%		$9,225	$9,223

Golf Vista Estates	25807 Firestone Drive	Monee	IL	60449	MH	144	4		408	408	94.6%	98.0	%(b)	$7,379	$6,713

Twin Mills RV	1675 W SR 120	Howe	IN	46746	RV	137	5	50	501	232	100.0%	100.0%		$2,042	$1,922

Lakeside	7089 N. Chicago Road	New Carlisle	IN	46552	RV	13			91	65	100.0%	100.0%		$2,187	$2,069

Oak Tree Village	254 Sandalwood Ave.	Portage	IN	46368	MH	76			361	361	70.6%	73.4%		$5,036	$4,836

Creekside	5100 Clyde Pk. Ave. SW	Wyoming	MI	49509	MH	29			165	165	64.2%	67.3%		$5,722	$5,582

Caledonia	8425 Hwy 38	Caledonia	WI	53108	RV	76			247		—			—

Fremont	E. 6506 Highway 110	Fremont	WI	54940	RV	98	5		325	64	100.0%	100.0%		$2,750	$2,595

Yukon Trails	N2330 Co Rd. HH	Lyndon Station	WI	53944	RV	150	30		214	119	100.0%	100.0%		$1,616	$1,520

Tranquil Timbers	3668 Grondin Road	Sturgeon Bay	WI	54235	RV	125			270	129	100.0%	100.0%		$1,719	$1,649

Arrowhead	W1530 Arrowhead Road	Wisconsin Dells	WI	53965	RV	166	40	200	377	153	100.0%	100.0%		$1,578	$1,512

Total Midwest Market						1,411	184	850	4,244	2,668	90.7%	91.8%		$3,808	$3,647

Nevada, Utah, New Mexico

Bonanza	3700 East Stewart Ave	Las Vegas	NV	89110	MH	43			353	353	63.5%	62.3%		$6,053	$5,925

Boulder Cascade	1601 South Sandhill Rd	Las Vegas	NV	89104	MH	39			299	299	77.3%	78.3%		$6,599	$6,396

Cabana	5303 East Twain	Las Vegas	NV	89122	MH	37			263	263	98.5%	98.9%		$6,566	$6,404

Flamingo West	8122 West Flamingo Rd.	Las Vegas	NV	89147	MH	37			258	258	99.6%	99.2%		$7,216	$6,887

Villa Borega	1111 N. Lamb Boulevard	Las Vegas	NV	89110	MH	40			293	293	84.0%	86.0%		$6,714	$6,405

Westwood Village	1111 N. 2000 West	Farr West	UT	84404	MH	46			314	314	94.3%	94.3	%(b)	$4,295	$4,191

All Seasons	290 N. Redwood Rd	Salt Lake City	UT	84116	MH	19			121	121	83.5%	84.3%		$5,321	$5,173

Total Nevada, Utah, New Mexico Market						261	0	0	1,901	1,901	85.8%	86.2%		$6,109	$5,912

Northwest

Casa Village	14 Goldust Dr	Billings	MT	59102	MH	63			490	490	73.5%	73.3%		$4,232	$4,102

Mt. Hood	65000 E Highway 26	Welches	OR	97067	RV	115	30	202	436	106	100.0%	100.0%		$5,229	$4,830

Shadowbrook	13640 S.E. Hwy 212	Clackamas	OR	97015	MH	21			156	156	97.4%	96.2%		$7,456	$7,242

Falcon Wood Village	1475 Green Acres Road	Eugene	OR	97408	MH	23			183	183	86.9%	86.3%		$5,766	$5,605

Quail Hollow	2100 N.E. Sandy Blvd.	Fairview	OR	97024	MH	21			137	137	94.2%	94.2%		$7,314	$7,083

Kloshe Illahee	2500 S. 370th Street	Federal Way	WA	98003	MH	50			258	258	98.8%	98.8%		$8,640	$8,509

Total Northwest Market						293	30	202	1,660	1,330	91.8%	91.5%		$6,439	$6,229

Texas

Lakewood	4525 Graham Road	Harlingen	TX	78552	RV	30			301	107	100.0%	100.0%		$1,970	$1,886

										New
										Total
									Total	Number	Annual	Annual
							Develo-		Number	of Annual	Site	Site	Annual	Annual
							Pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
						Acres	Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	(c)	(d)	Sites(e)	12/31/08	12/31/08	12/31/08	12/31/07	12/31/08	12/31/07

Paradise Park RV	1201 N. Expressway 77	Harlingen	TX	78552	RV	60			563	306	100.0%	100.0%	$2,965	$2,858

Sunshine RV	1900 Grace Avenue	Harlingen	TX	78550	RV	84			1,027	409	100.0%	100.0%	$2,380	$2,257

Paradise South	9909 N. Mile 2 West Rd.	Mercedes	TX	78570	RV	49			493	172	100.0%	100.0%	$2,080	$1,999

Fun n Sun RV	1400 Zillock Rd	San Benito	TX	78586	RV	135	40		1,435	635	100.0%	100.0%	$2,880	$2,780

Southern Comfort	1501 South Airport Drive	Weslaco	TX	78596	RV	40			403	330	100.0%	100.0%	$2,658	$2,539

Tropic Winds	1501 N Loop 499	Harlingen	TX	78550	RV	112	74		531	107	100.0%	100.0%	$2,778	$2,644

Country Sunshine	1601 South Airport Road	Weslaco	TX	78596	RV	37			390	190	100.0%	100.0%	$2,638	$2,499

Total Texas Market						547	114	0	5,143	2,256	100.00%	100.00%	$2,544	$2,433

Grand Total All Markets						15,208	1,160	4,048	82,531	64,663	92.17%	92.24%	$5,253	$5,057

(a)	Represents Properties acquired in 2008.

(b)	The process of filling Expansion Sites at these Properties is ongoing. A decrease in occupancy may reflect development of additional Expansion Sites.

(c)	Acres are approximate. Acreage for some recent acquisitions was estimated based upon 10 sites per acre.

(d)	Acres are approximate. There can be no assurance that developable acres will be developed. Development is contingent on many factors including, but not limited to, cost, ability to subdivide, accessibility, infrastructure needs, zoning, entitlement and topography.

(e)	Expansion sites are approximate and only represent sites that could be developed and is further dependent upon necessary approvals. Certain Properties with expansion sites noted may have vacancy and therefore, expansion sites may not be added.

(f)	Acres for this RV park are included in the acres for the adjacent manufactured home community listed directly above this Property.

(g)	Property not operated by the Company during all of 2008. Property is leased to a third party operator or closed.

The following table sets forth certain information relating to membership campground Properties owned as of December 31, 2008:

								Total
								Number
								of Sites
						Developable	Expansion	as of
Property	Address	City	State	ZIP	Acres(a)	Acres(b)	Sites(c)	12/31/08

Hidden Cove Outdoor Resort	687 Country Road 3916	Arley	AL	35541	81	60	200	79
Verde Valley	6400 Thousand Trails Rd, SP # 16	Cottonwood	AZ	86326	273	129	515	352
Cultus Lake (Canada)	1855 Columbia Valley Hwy	Lindell Beach	BC	V2R 4W6	15			178
Idyllwild	24400 Canyon Trail Drive	Idyllwild	CA	92549	191	52	120	287
Lake Minden	1256 Marcum Rd	Nicolaus	CA	95659	165	82	540	323
Lake of the Springs	14152 French Town Rd	Oregon House	CA	95962	954	507	1,014	541
Morgan Hill	12895 Uvas Rd	Morgan Hill	CA	95037	62			339
Oakzanita	11053 Highway 79	Descanso	CA	91916	145	5		146
Palm Springs	77500 Varner Rd	Palm Desert	CA	92211	35			401
Pio Pico	14615 Otay Lakes Rd	Jamul	CA	91935	176	10		512
Ponderosa	7291 Highway 49	Lotus	CA	95651	22			170
Rancho Oso	3750 Paradise Rd	Santa Barbara	CA	93105	310	40		187
Russian River	33655 Geysers Rd	Cloverdale	CA	95425	41			135
San Benito	16225 Cienega Rd	Paicines	CA	95043	199	23		523
Snowflower	41776 Yuba Gap Dr	Emigrant Gap	CA	95715	551	200		268
Soledad Canyon	4700 Crown Valley Rd	Acton	CA	93510	273	45	182	1,251
Turtle Beach	703 E Williamson Rd	Manteca	CA	95337	39			79
Wilderness Lakes	30605 Briggs Rd	Menifee	CA	92584	73			529
Yosemite Lakes	31191 Harden Flat Rd	Groveland	CA	95321	403	30	111	299
Orlando	2110 US Highway 27 S	Clermont	FL	34714	270	30	136	850

								Total
								Number
								of Sites
						Developable	Expansion	as of
Property	Address	City	State	ZIP	Acres(a)	Acres(b)	Sites(c)	12/31/08

Peace	2555 US Highway 17	South Wauchula	FL	33873	72	38		454
Three Flags RV Resort	1755 E State Rd 44	Wildwood	FL	34785	23			221
Pine Country	5710 Shattuck Road	Belvidere	IL	61008	131			126
Horsehoe Lakes	12962 S. 225 W.	Clinton	IN	47842	289	96	96	123
Indian Lakes	7234 E. SR Highway 46	Batesville	IN	47006	545	159	318	1,000
Diamond Caverns Resort	1878 Mammoth Cave Pkwy	Park City	KY	42160	714	350	469	220
Gateway to Cape Cod	90 Stevens Rd PO Box 217	Rochester	MA	02770	80			194
Sturbridge	19 Mashapaug Rd	Sturbridge	MA	01566	223			155
Moody Beach	266 Post Road	Moody	ME	04054	48			203
Bear Cave Resort	4085 N. Red Bud Trail	Buchanan	MI	49107	26	10		136
Saint Claire	1299 Wadhams Rd	Saint Claire	MI	48079	210	100		229
Forest Lake	192 Thousand Trails Dr	Advance	NC	27006	306	81		305
Green Mountain Park	2495 Dimmette Rd	Lenoir	NC	28645	1077	400	360	447
Lake Gaston	561 Fleming Dairy Road	Littleton	NC	27850	69			235
Chestnut Lake	631 Chestnut Neck Rd	Port Republic	NJ	08241	32			185
Lake & Shore	545 Corson Tavern Rd	Ocean View	NJ	08230	162			401
Sea Pines	US Route #9 Box 1535	Swainton	NJ	08210	75			549
Las Vegas	4295 Boulder Highway	Las Vegas	NV	89121	11			217
Rondout Valley Resort	105 Mettachonts Rd	Accord	NY	12404	184	94		398
Kenisee Lake	2021 Mill creek Rd	Jefferson	OH	44047	143	50		119
Wilmington	1786 S.R. 380	Wilmington	OH	45177	109	41		169
Pacific City	30000 Sandlake Rd	Cloverdale	OR	97112	105			307
Seaside Resort	1703 12th Ave	Seaside	OR	97138	80			251
South Jetty	05010 South Jetty Rd	Florence	OR	97439	57			204
Thousand Trails Bend	17480 S Century Dr	Bend	OR	97707	289	100	145	351
Whaler’s Rest Resort	50 SE 123rd St	South Beach	OR	97366	39			170
Circle M	2111 Millersville Road	Lancaster	PA	17603	103			380
Gettysburg Farm	6200 Big Mountain Rd	Dover	PA	17315	124			265
Hershey Preserve	493 S. Mt. Pleasant Rd	Lebanon	PA	17042	196	20		297
PA Dutch County	185 Lehman Road	Manheim	PA	17545	102			269
Scotrun	PO Box 428 Route 611	Scotrun	PA	18355	66			178
Timothy Lake South	RR #6,Box 6627 Timothy Lake Rd	East Stroudsburg	PA	18301	65			327
Timothy Lake North	RR #6,Box 6627 Timothy Lake Rd	East Stroudsburg	PA	18301	98			323
Carolina Landing	120 Carolina Landing Dr	Fair Play	SC	29643	73			192
The Oaks at Point South	1292 Campground Rd	Yemassee	SC	29945	10			93
Cherokee Landing	PO Box 37	Middleton	TN	38052	254	124		339
Natchez Trace	1363 Napier Rd	Hohenwald	TN	38462	672	140		531
Bay Landing	2305 Highway 380 W	Bridgeport	TX	76426	443	235		293
Colorado River	1062 Thousand Trails Lane	Columbus	TX	78934	218	51		132
Lake Conroe	11720 Old Montgomery Rd	Willis	TX	77318	129	30	300	363
Lake Tawakoni	1246 Rains Co. Rd 1470	Point	TX	75472	480	11		320
Lake Texoma	209 Thousand Trails Dr	Gordonville	TX	76245	201	79		301
Lake Whitney	417 Thousand Trails Dr	Whitney	TX	76692	403	158		261
Medina Lake	215 Spettle Rd	Lakehills	TX	78063	208	50		387
Chesapeake Bay	12014 Trails Lane	Gloucester	VA	23061	282	80		392
Harbor View	15 Harbor View Circle	Colonial Beach	VA	22443	76			146
Lynchburg	405 Mollies Creek Rd	Gladys	VA	24554	170	59		222
Virginia Landing	40226 Upshur Neck Rd	Quinby	VA	23423	839	178		233
Williamsburg	4301 Rochambeau Drive	Williamsburg	VA	23188	65			211
Birch Bay	8418 Harborview Rd	Blaine	WA	98230	31			246
Cascade Resort	34500 SE 99th St	Snoqualmie	WA	98065	20			163
Chehalis	2228 Centralia-Alpha Rd	Chehalis	WA	98532	309	85		360
Crescent Bar Resort	9252 Crescent Bar Rd NW	Quincy	WA	98848	14			115
La Conner	16362 Snee Oosh Rd	La Conner	WA	98257	106	5		319
Leavenworth	20752-4 Chiwawa Loop Rd	Leavenworth	WA	98826	300	50		266
Little Diamond	1002 McGowen Rd	Newport	WA	99156	360	119		520
Long Beach	2215 Willows Rd	Seaview	WA	98644	17			144

								Total
								Number
								of Sites
						Developable	Expansion	as of
Property	Address	City	State	ZIP	Acres(a)	Acres(b)	Sites(c)	12/31/08

Mt. Vernon	5409 N. Darrk Ln	Bow	WA	98232	311	200	600	251
Oceana Resort	2733 State Route 109	Oceana City	WA	98569	16			84
Paradise Resort	173 Salem Plant Rd	Silver Creek	WA	98585	60			214
Thunderbird Resort	26702 Ben Howard Rd	Monroe	WA	98272	45	2		136
Grandy Creek	7370 Russell Rd	Concrete	WA	98237	63			179

					16,306	4,408	5,106	24,270

(a)	Acres are approximate.

(b)	Acres are approximate. There can be no assurance that developable acres will be developed. Development is contingent on many factors including, but not limited to, cost, ability to subdivide, accessibility, infrastructure needs, zoning, entitlement and topography.

(c)	Expansion sites are approximate and only represent sites that could be developed and is further dependent upon necessary approvals. Certain Properties with expansion sites noted may have vacancy and therefore, expansion sites may not be added.

Item 3.	Legal Proceedings

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

In connection with such efforts, the Company entered into a settlement agreement with the City of Santa Cruz, California and that, pursuant to the settlement agreement, the City amended its rent control ordinance to exempt the Company’s Property from rent control as long as the Company offers a long term lease which gives the Company the ability to increase rents to market upon turnover and bases annual rent increases on the CPI. The settlement agreement benefits the Company’s stockholders by allowing them to receive the value of their investment in this Property through vacancy decontrol while preserving annual CPI based rent increases in this age-restricted Property.

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

The Company’s efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin (“CMHOA”), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believed had been agreed to by the CMHOA in a settlement agreement. The CMHOA continued to seek damages from the Company in this matter. The Company reached a settlement with the CMHOA in this matter which allows the Company to recover $3.72 of the requested monthly pass-through and does not provide for the payment of any damages to the CMHOA. Both the CMHOA and the Company brought motions to recover their respective attorneys’ fees in the matter, which motions were heard by the Court in January 2007. On January 12, 2007, the Court granted CMHOA’s motion for attorneys’ fees in the amount of $347,000 and denied the Company’s motion for attorneys’ fees. These fees have been fully accrued by the Company as of December 31, 2006. The Company appealed both decisions. On September 19, 2008, the Court of Appeal affirmed the attorneys’ fees rulings. The Company filed a Petition for a Rehearing of that appellate decision. On October 17, 2008, the Court of Appeal issued an order modifying its original opinion in certain respects without changing its judgment. The Company petitioned the California Supreme Court for review of the decision, which was denied. Accordingly, the Company will pay the CMHOA’s attorneys’ fees as previously ordered by the trial court and, to the extent required, incurred on appeal. The Company believes that such lawsuits will be a consequence of the Company’s efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

In June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinance and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The Court of Appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand, the trial court was directed to decide the issue of damages to the Company from these ordinances, which the Company believes is consistent not only with the Company receiving the economic benefit of invalidating one of the ordinances, but also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. The remand action was tried to the court in the third quarter of 2007. On January 25, 2008, the trial court issued a preliminary ruling determining that the Company had not incurred any damages from these ordinances and actions primarily on the grounds that the ordinances afforded the Company a fair rate of return. The Company sought clarification of this ruling. On April 9, 2008, the court issued a final statement of decision that included a clarification stating that the constitutional issues were not resolved on the merits and that the court had not determined that the ordinances afforded the Company a fair rate of return outside the remand period. The trial court granted a motion for restitution filed by the City in Case No. GIE 020524. The Company filed a notice of appeal on July 2, 2008. In order to avoid further trial and the related expenses, the Company agreed to a stipulated judgment, which requires the Company to put into escrow after entry of the judgment, pending appeal, funds sufficient to pay the judgment with prejudgment interest while preserving the Company’s appellate rights. The parties also disputed whether the trial court’s decision to award restitution encompassed an award of prejudgment interest, as to which the parties submitted additional briefs to the trial court for decision. On October 31, 2008, the court awarded the City some but not all of the prejudgment interest it sought. The stipulated judgment was entered on November 5, 2008, and the Company deposited into the escrow the amounts required by the judgment and continues to deposit monthly disputed amounts until the disputes are resolved on appeal. The appeal is proceeding and briefing will commence after the superior court has filed the supplemental record on appeal. The tenant association continued to seek damages, penalties and fees in their separate action based on the same claims made on the tenants’ behalf by the City in the City’s case. The Company moved for judgment on the pleadings in the tenant association’s case on the ground that the tenant association’s case is moot in light of the stipulated judgment in the City’s case. On November 6, 2008, the Court granted the Company’s motion for judgment on the pleadings without leave to amend. On February 9, 2009, the tenant association filed a notice of intention to move for new trial in which it stated that it intends to move the Court to set aside the order granting defendant’s motion for judgment on the pleadings. That notice remains pending.

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

As a result of the Company’s efforts to achieve a level of regulatory fairness in California, a commercial lending company, 21st Mortgage Corporation, a Delaware corporation, sued MHC Financing Limited Partnership. Such lawsuit asserts that certain rent increases implemented by the partnership pursuant to the rights afforded to the property owners under the City of San Jose’s rent control ordinance were invalid or unlawful. 21st Mortgage has asserted that it should benefit from the vacancy control provisions of the City’s ordinance as if 21st Mortgage were a “homeowner” and contrary to the ordinance’s provision that rents may be increased without restriction upon termination of the homeowners’ tenancy. In each of the disputed cases, the Company believes it had terminated the tenancy of the homeowner (21st Mortgage’s borrower) through the legal process. The Court, in granting 21st Mortgage’s motion for summary judgment, has indicated that 21st Mortgage may be a “homeowner” within the meaning of the ordinance. The Company does not believe that 21st Mortgage can show that it has ever applied for tenancy, entered into a rental agreement or been accepted as a homeowner in the communities. A bench trial in this matter concluded in January 2008 with the trial court determining that the Company had validly exercised its rights under the rent control ordinance, that the Company had not violated the ordinance and that 21st Mortgage was not entitled to the benefit of rent control protection in the circumstances presented. In April 2008, the Company filed a petition for attorneys’ fees and costs. On August 22, 2008, the Court granted the Company $0.4 million in attorneys’ fees and costs. On October 20, 2008, the Company entered a Post-Judgment Agreement with 21st Mortgage pursuant to which 21st Mortgage paid the Company $0.4 million in attorneys’ fees and costs that the court had awarded, and the parties agreed to let the trial court’s judgment stand, to otherwise end the litigation, and exchanged releases.

Countryside at Vero Beach

On January 12, 2006, the Company was served with a complaint filed in Indian River County Circuit Court on behalf of a purported class of homeowners at Countryside at Vero Beach. The complaint includes counts for alleged violations of the Florida Mobile Home Act and the Florida Deceptive and Unfair Trade Practices Act, and claims that the Company required homeowners to pay water and sewer impact fees, either to the Company or to the County, “as a condition of initial or continued occupancy in the Park”, without properly disclosing the fees in advance and notwithstanding the Company’s position that all such fees were fully paid in connection with the settlement agreement described above. On February 8, 2006, the Company served its motion to dismiss the complaint. In May 2007, the Court granted the Company’s motion to dismiss, but also allowed the plaintiff to amend the complaint. The plaintiff filed an amended complaint, which the Company has also moved to dismiss. Before any ruling on the Company’s motion to dismiss the amended complaint, the plaintiff asked for and received leave to file a second amended complaint, which the plaintiff filed on April 11, 2008. On May 1, 2008, the Company filed an answer and a motion for summary judgment. The motion for summary judgment was denied with leave to resubmit the motion after further discovery. On or about February 4, 2009, the Company accepted the Plaintiff’s offer to voluntarily dismiss the case with prejudice in exchange for the Company’s waiver of any claim for attorneys’ fees.

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

In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, the Company filed its Second Amended Complaint. Aon filed a motion to dismiss the Second Amended Complaint in its entirety as against Aon, and the insurers moved to dismiss portions of the Second Amended Complaint as against them. The insurers’ motion was denied and they have now answered the Second Amended Complaint. Aon’s motion was granted, with leave granted to the Company to file an amended pleading containing greater factual specificity. The Company did so by adding to the Second Amended Complaint a new Count VII against Aon, which the Company filed on August 15, 2008. Aon then answered the new Count VII in part and moved to strike certain of its allegations. The Court left Count VII undisturbed, except for ruling that the Company’s alternative claim that Aon was negligent in carrying out its duty to give notice to certain of the insurance carriers on the Company’s behalf should be re-pleaded in the form of a breach of contract theory. On February 2, 2009, the Company filed such a claim in the form of a new Count VIII against Aon. Written discovery proceedings have commenced.

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

California and Washington Wage Claim Class Actions

On October 16, 2008, the Company was served with a class action lawsuit in California state court filed by a single named plaintiff. The suit alleges that, at the time of the PA Transaction, the Company and other named defendants willfully failed to pay former California employees of Privileged Access and its affiliates (“PA”) who became employees of the Company all of the wages they earned during their employment with PA, including accrued vacation time. The suit also alleges that the Company improperly “stripped” those employees of their seniority. The suit asserts claims for alleged violation of the California Labor Code; alleged violation of the California Business & Professions Code and for alleged unfair business practices; alleged breach of contract; alleged breach of the duty of good faith and fair dealing; and for alleged unjust enrichment. The complaint seeks, among other relief, compensatory and statutory damages; restitution; pre-judgment and post-judgment interest; attorney’s fees, expenses and costs; penalties; and exemplary and punitive damages. The complaint does not specify a dollar amount sought. On December 18, 2008, the Company filed a demurrer seeking dismissal of the complaint in its entirety without leave to amend. The hearing on the demurrer is set for March 13, 2009. The plaintiff’s responsive brief is not yet due. The Company will vigorously defend the lawsuit.

On December 16, 2008, the Company was served with a class action lawsuit in Washington state court filed by a single named plaintiff, represented by the same counsel as the plaintiff in the California class action. The complaint asserts on behalf of a putative class of Washington employees of PA who became employees of the Company substantially similar allegations as are alleged in the California class action. The Company’s response to the complaint is not yet due and the Company has not yet filed a response. The Company will vigorously defend the lawsuit.

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

The additional soil testing commenced in July 2008 and was completed in August 2008. Based on the results of the additional soil testing, the Company entered a contract with an environmental consulting company to remediate the site and, with the permission of the EPA, submitted a notice of intent to remediate the site under the supervision of the Pennsylvania Department of Environmental Protection. The contaminated soil has been excavated and stockpiled, will be delivered to facilities approved for receiving such contaminated waste, and has been replaced at the property by clean fill.

In addition, the local township in which the Property is located issued a notice of violation regarding the operation of the wastewater system with respect to various sites at the Property. The Company is in discussions with the Township regarding connecting portions of the Property to the Township’s sewer system, resolving the issues raised by the notice of violation, and eliminating or reducing any potential penalties associated with the notice of violation. While the outcome is still uncertain, the amount of eventual penalties, if any, is not expected to be material.

As a result of these circumstances, the Company decided not to open the Property until these issues can be resolved. In addition, although the potential costs of addressing the environmental issues at the Property are uncertain, based upon information to date, a liability of approximately $0.4 million for future estimated costs is accrued as of December 31, 2008. Based on the information currently available to the Company, the Company expects to be able to re-open the Property in time for the 2009 season.

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

Florida Utility Operations

The Company received notice from the Florida Department of Environmental Protection (“DEP”) that as a result of a compliance inspection it is alleging violations of Florida law relating to the operation of onsite water plants and wastewater treatment plants at seven properties in Florida. The alleged violations relate to record keeping and reporting requirements, physical and operating deficiencies and permit compliance. The Company has investigated each of the alleged violations, including a review of a third party operator hired to oversee such operations. The Company met with the DEP in November 2007 to respond to the alleged violations and as a follow-up to such meeting provided a written response to the DEP in December 2007. In light of the Company’s written response, in late January 2008 the DEP conducted a follow-up compliance inspection at each of the seven properties. In early March 2008, the DEP provided the Company comments in connection with the follow-up inspection, which made various recommendations and raised certain additional alleged violations similar in character to those alleged after the initial inspection. The Company has investigated and responded to the additional alleged violations. While the outcome of this investigation remains uncertain, the Company expects to resolve the issues raised by the DEP by entering into a consent decree in which the Company will agree to make certain improvements in its facilities and operations to resolve the issues and pay certain costs and penalties associated with the violations. In August 2008, the DEP provided the Company a proposed consent order for resolving the issues raised by the DEP, the details of which the Company negotiated with the DEP. On December 2, 2008, a Consent Order was entered resolving the issues raised by the DEP. Pursuant to the Consent Order, the Company paid $5,000 for costs incurred by the DEP. The Company also agreed to pay a penalty of $113,499, which is subject to reduction in the event the Company elects to perform “in-kind” capital improvement projects that the DEP approves. The Company has proposed one such project and may propose another, subject to DEP approval. Accordingly, the amount of the $113,499 penalty that the Company will ultimately be required to pay is not yet certain. The Company also replaced its third party operator hired to oversee onsite water and wastewater operations at each of the seven properties. The Company is evaluating the costs of any improvements to its facilities, which would be capital expenditures depreciated over the estimated useful life of the improvement. During the course of this investigation, one permit for operation of a wastewater treatment plant expired. The Company applied for renewal of the permit and expects the DEP to grant the application after certain determinations and capital improvements are made. In the meantime, the Company is permitted to operate the wastewater treatment plant pursuant to the Consent Order.

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

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol ELS. On February 18, 2009, the reported closing price per share of ELS common stock on the NYSE was $33.80 and there were approximately 10,376 beneficial holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for our common stock during 2008 and 2007 are set forth in the table below:

				Distributions
	Close	High	Low	Declared

2008
1st Quarter	$49.37	$52.26	$39.77	$0.200
2nd Quarter	44.00	53.64	43.62	0.200
3rd Quarter	53.03	56.00	40.93	0.200
4th Quarter	38.36	52.90	22.64	0.200
2007
1st Quarter	$54.01	$59.67	$51.00	$0.150
2nd Quarter	52.19	56.47	49.60	0.150
3rd Quarter	51.80	54.25	43.79	0.150
4th Quarter	45.67	55.65	43.72	0.150

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number	Average Price	Purchased as Part of	Shares that May Yet
	of Shares	Paid per	Publicly Announced	be Purchased Under
Period	Purchased(a)	Share(a)	Plans or Programs	the Plans or Programs

10/1/08-10/31/08	—	—	None	None
11/1/08-11/30/08	6,831	$33.38	None	None
12/1/08-12/31/08	11,217	$36.36	None	None

(a)	Of the common stock repurchased from November 1, 2008 through December 31, 2008, 18,048 shares were repurchased at the open market price and represent common stock surrendered to the Company to satisfy income tax withholding obligations due as a result of the vesting of Restricted Share Grants. Certain executive officers of the Company may from time to time adopt non-discretionary, written trading plans that comply with Commission Rule 10b5-1, or otherwise monetize their equity-based compensation. Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating information on a historical basis. The historical operating data has been derived from the historical financial statements of the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.

Equity LifeStyle Properties, Inc.

Consolidated Historical Financial Information

	(1)Years Ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except for per share and property data)

Property Operations:
Community base rental income	$245,833	$236,933	$225,815	$213,280	$204,190
Resort base rental income	111,876	102,372	89,925	74,371	54,661
Right-to-use annual payments(2)	19,667	—	—	—	—
Right-to-use contracts current period, gross(2)	10,951	—	—	—	—
Right-to-use contracts, deferred, net of prior period amortization(2)	(10,611)	—	—	—	—
Utility and other income	41,633	36,849	30,643	27,367	24,496

Property operating revenues	419,349	376,154	346,383	315,018	283,347
Property operating and maintenance	152,363	127,342	116,179	103,832	91,812
Real estate taxes	29,457	27,429	26,246	24,671	22,723
Sales and marketing, gross(2)	7,116	—	—	—	—
Sales and marketing, deferred commissions, net(2)	(3,644)	—	—	—	—
Property management	25,451	18,385	17,079	15,919	12,852

Property operating expenses (exclusive of depreciation shown separately below)	210,743	173,156	159,504	144,422	127,387

Income from property operations	208,606	202,998	186,879	170,596	155,960
Home Sales Operations:
Gross revenues from inventory home sales	21,845	33,333	61,247	66,014	47,404
Cost of inventory home sales	(24,069)	(30,713)	(54,498)	(57,471)	(41,577)

Gross (loss) profit from inventory home sales	(2,224)	2,620	6,749	8,543	5,827
Brokered resale revenues, net	1,094	1,528	2,129	2,714	2,176
Home selling expenses	(5,776)	(7,555)	(9,836)	(8,838)	(8,630)
Ancillary services revenues, net	1,197	2,436	3,027	2,227	2,280

(Loss) income from home sales operations & other	(5,709)	(971)	2,069	4,646	1,653
Other Income (Expenses):
Interest income	3,095	1,732	1,975	1,406	1,391
Income from other investments, net(3)	17,006	22,476	20,102	16,609	3,475
General and administrative	(20,617)	(15,591)	(12,760)	(13,624)	(9,243)
Rent control initiatives	(1,555)	(2,657)	(1,157)	(1,081)	(2,412)
Interest and related amortization	(99,406)	(103,070)	(103,161)	(100,712)	(91,154)
Loss on early debt retirement(4)	(24)	—	—	(20,630)	—
Depreciation on corporate assets	(390)	(437)	(410)	(804)	(1,657)
Depreciation on real estate assets and other costs	(66,193)	(63,554)	(60,276)	(55,608)	(47,467)

Total other expenses, net	(168,084)	(161,101)	(155,687)	(174,444)	(147,067)
Income before minority interests, equity in income of unconsolidated joint ventures, gain on sale of property and discontinued operations	34,813	40,926	33,261	798	10,546
(Income) loss allocated to Common OP Units	(4,265)	(5,322)	(4,267)	1,329	(565)
Income allocated to Perpetual Preferred OP Units(5)	(16,144)	(16,140)	(16,138)	(13,974)	(11,284)
Equity in income of unconsolidated joint ventures	3,753	2,696	3,583	6,508	3,739

Income (loss) before gain on sale of properties and other, and discontinued operations	18,157	22,160	16,439	(5,339)	2,436

Gain on sale of properties and other	—	—	—	—	2

Income (loss) from continuing operations	18,157	22,160	16,439	(5,339)	2,438

Discontinued Operations:
Discontinued operations	257	289	520	1,927	2,750
Depreciation on discontinued operations	—	—	(84)	(410)	(1,427)

Equity LifeStyle Properties, Inc.

Consolidated Historical Financial Information (continued)

	(1)Years Ended December 31,
	2008	2007	2006	2005	2004
	(Amounts in thousands, except for per share and property data)

(Loss) gain on sale of discontinued properties and other	(79)	12,036	(192)	2,279	636
Minority interests on discontinued operations	(32)	(2,383)	(51)	(790)	(371)

Income from discontinued operations	146	9,942	193	3,006	1,588

Net income (loss) available for Common Shares	$18,303	$32,102	$16,632	$(2,333)	$4,026

Earnings per Common Share — Basic:
Income (loss) from continuing operations	$0.74	$0.92	$0.70	$(0.23)	$0.11
Income from discontinued operations	$0.01	$0.41	$0.01	$0.13	$0.07
Net income (loss) available for Common Shares	$0.75	$1.33	$0.71	$(0.10)	$0.18
Earnings per Common Share — Fully Diluted:
Income (loss) from continuing operations	$0.74	$0.90	$0.68	$(0.23)	$0.10
Income from discontinued operations	$0.01	$0.41	$0.01	$0.13	$0.07
Net income (loss) available for Common Shares	$0.75	$1.31	$0.69	$(0.10)	$0.17
Distributions declared per Common Share outstanding	$0.80	$0.60	$0.30	$0.10	$0.05
Weighted average Common Shares outstanding — basic	24,466	24,089	23,444	23,081	22,849
Weighted average Common OP Units outstanding	5,674	5,870	6,165	6,285	6,067
Weighted average Common Shares outstanding — fully diluted	30,498	30,414	30,241	29,366	29,465
Balance Sheet Data:
Real estate, before accumulated depreciation(6)	$2,491,021	$2,396,115	$2,337,460	$2,152,567	$2,035,790
Total assets	2,091,647	2,033,695	2,055,831	1,948,874	1,886,289
Total mortgages and loans	1,662,403	1,659,392	1,717,212	1,638,281	1,653,051
Minority interests(5)	217,521	217,776	212,794	209,379	134,771
Stockholders’ equity	78,713	70,941	47,118	32,516	31,844
Other Data:
Funds from operations(7)	$97,615	$92,752	$82,367	$52,827	$54,448
Total Properties (at end of period)	309	311	311	285	275
Total sites (at end of period)	112,074	112,779	112,956	106,337	102,178

(1)	See the Consolidated Financial Statements of the Company contained in this Form 10-K. Certain revenue amounts reported in previously issued statements of operations have been reclassified in the attached statements of operations due to the Company’s expansion of the related revenue activity.

Property operations and home sale operations are discussed in Item 7 contained in this Form 10-K.

(2)	New activity starting on August 14, 2008 due to the PA Transaction. See Privileged Access discussion in Item 7 contained in this form 10K.

(3)	Between November 10, 2004 and August 13, 2008, Income from other investments, net included rental income from the lease of membership Properties to Thousand Trails (“TT”) or its subsequent owner, Privileged Access. On August 14, 2008, the Company acquired substantially all of the assets and certain liabilities of Privileged Access, which included the operations of TT. The lease of membership Properties to TT was terminated upon closing. As a result of the lease termination, beginning August 14, 2008, Income from other investments, net no longer included rental income from the lease of membership Properties. See Note 2 (j) in the Notes to Consolidated Financial Statements contained in this Form 10-K.

(4)	On December 2, 2005, we refinanced approximately $293 million of secured debt maturing in 2007 with an effective interest rate of 6.8% per annum. This refinanced debt was secured by two cross-collateralized loan pools consisting of 35 Properties. The transaction generated approximately $337 million in proceeds from loans secured by individual mortgages on 20 Properties. The blended interest rate on the refinancing was approximately 5.3% per annum, and the loans mature in 2015. Transaction costs resulting from early debt retirement were approximately $20.0 million.

(5)	During 2005, we issued $25 million of 8.0625% Series D and $50 million of 7.95% Series F Cumulative Redeemable Perpetual Preference Units to institutional investors. Proceeds were used to pay down amounts outstanding under the Company’s lines of credit.

(6)	We believe that the book value of the Properties, which reflects the historical costs of such real estate assets less accumulated depreciation, is less than the current market value of the Properties.

(7)	Refer to Item 7 contained in this Form 10-K for information regarding why we present funds from operations and for a reconciliation of this non-GAAP financial measure to net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

2008 Accomplishments

•	Acquired substantially all of the assets and certain liabilities of Privileged Access for an unsecured note payable of $2.0 million.

•	Raised annual dividend to $0.80 per share in 2008, up from $0.60 per share in 2007.

•	Paid off 28 maturing mortgages totaling approximately $245.8 million, funded with approximately $231.0 million of new and refinanced debt on 15 properties.

Overview and Outlook

Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis.

We have approximately 64,900 annual sites, approximately 8,800 seasonal sites, which are leased to customers generally for three to six months, and approximately 8,800 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient sites and we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 24,300 sites designated as right-to-use sites which are utilized to service the approximately 120,000 customers who own right-to-use contracts. We also have interests in Properties containing approximately 5,200 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

	Total Sites as of Dec. 31,
	2008	2007
	(Rounded to 000s)

Community sites(1)	44,800	44,800
Resort sites:
Annual	20,100	20,100
Seasonal	8,800	8,700
Transient	8,800	8,800
Right-to-use	24,300	24,100
Joint Ventures(2)	5,200	6,300

	112,000	112,800

(1)	Includes 655 sites from discontinued operations for each of the years ending December 31, 2008 and 2007.

(2)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.

Our home sales volumes and gross profits have been declining since 2005. We believe that the disruption in the site-built housing market may be contributing to the decline in our home sales operations as potential customers are not able to sell their existing site-built homes as well as increased price sensitivity for seasonal and second homebuyers. We believe that our potential customers are also having difficulty obtaining financing on resort homes, resort cottages and RV purchases. The continued decline in homes sales activity in 2008 has resulted in our decision to significantly reduce our new home sales operation during the last couple months of 2008 and until such time as new home sales markets improve. We believe that renting our vacant new homes may represent an attractive source of occupancy and potentially convert to a new homebuyer in the future. We also believe that some customers that are capable of purchasing are opting instead to rent due to the current economic environment.

One trend emerging in 2008 in light of the economic environment was simplification in both financial and social interactions. We have adjusted our business to respond to our customers’ desire to spend more wisely and preserve capital while still engaging in an active and vibrant lifestyle. These changes include new membership and affinity products in our resort Properties and a focus on smaller, more energy efficient and more affordable homes in our manufactured home Properties. We have also adjusted our business model with the introduction of low-cost internet and alternate distribution channels that focus on the installed base of almost eight million RV owners.

RV manufacturers and dealers experienced the second year of declining volumes in 2008 with current monthly activity reflecting precipitous declines over the prior year. Availability of financing for both floor plan inventory and retail customers has been severely constrained and there is little hope for improvement in 2009. Although industry experts are predicting shipments of approximately 180,000 RV units in 2009, down from the estimated 237,000 in 2008, the current annualized run rate is less than 100,000 units. As with the decline experienced by the manufactured home industry, the remaining participants’ survival depends on their ability to react to the new environment. We believe that the aggregate demand for housing in 2009 will be negatively impacted by job losses, economic uncertainty and dislocation in the credit markets, while the huge overhang of supply would continue to negatively impact pricing of both for sale and for rent housing. With this backdrop we believe 2009 will present more challenges than 2008; however, we also believe we are well positioned to continue delivering stable performance.

In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and temporary prohibitions on short sales of certain financial institution securities. On October 3, 2008, the then President of the United States signed into law the EESA. The EESA provided the U.S. Secretary of Treasury with the authority to establish TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. In addition, the U.S. Secretary of Treasury has the authority to establish a program to guarantee, upon request from a financial institution, the timely payment of principal and interest on these financial assets.

As of February 19, 2009, the U.S. Treasury had announced the establishment of the CPP, the TIP, the SSFIP, the AGP and the AIFP under TARP as well as the HASP which partially uses TARP money. The CPP is a voluntary program designed to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under this program, the U.S. Treasury is authorized to purchase up to $250 billion of senior preferred shares in qualifying domestically-controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities. As of February 19, 2009, the U.S. Treasury had invested approximately $196 billion in 416 publicly-traded and private banking organizations under the CPP. The TIP is intended to prevent significant market disruptions that could result from a loss of confidence in a particular financial institution. The U.S. Treasury will determine whether a financial institution is eligible for the program on a case by case basis. As of February 19, 2009, the U.S. Treasury had invested $40 billion in two banking organizations under the TIP. The SSFIP is intended to provide stability and prevent disruption to financial markets that could result from the failure of a systemically significant institution. The U.S. Treasury will consider whether an institution is systemically significant and at substantial risk of failure, and thereby eligible for the SSFIP, on a case by case basis. As of February 19, 2009, the U.S. Treasury had invested $40 billion in one institution under the SSFIP, an insurance company; however, banks are also eligible for the SSFIP. The AGP is designed to provide guarantees for assets held by systemically significant financial institutions that face a high risk of losing market confidence due in large part to a portfolio of distressed or illiquid assets. The U.S. Treasury will determine the eligibility of participants and the allocation of resources on a case-by-case basis. In a report to Congress, the U.S. Treasury stated that it may use this program in coordination with a broader guarantee involving one or more other U.S. government agencies. As of February 19, 2009, the U.S. Treasury had invested $0 under the AGP. The HASP is intended to offer assistance to homeowners who are making a good faith effort to stay current on their mortgage payments and is designed to prevent the destructive impact of foreclosures on families and communities. As of February 19, 2009, the U.S. Treasury had invested $0 under the HASP. The objective of the AIFP is to prevent a significant disruption of the American automotive industry, in order to maintain market stability and minimize the negative effects of such a disruption on the economy of the United States. The U.S. Treasury will determine the eligibility of participants and the allocation of resources on a case-by-case basis. As of February 19, 2009, the U.S. Treasury had invested $23.7 billion in two automotive companies and two financing companies that, among other business lines, provide consumer automotive loans.

On February 17, 2009, President Obama signed the ARRA into law, which is more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

On July 30, 2008, the Hope for Homeowners Act of 2008 (“H4H Act”), became law. Pursuant to the H4H Act, a new, temporary, voluntary program within the Federal Housing Administration, (“FHA”), was enacted to support FHA-insured mortgages to distressed borrowers. This program, which is effective from October 1, 2008 to September 30, 2011, is intended to enable certain distressed borrowers to refinance their mortgages into FHA-insured loans.

In 2008, the Federal Reserve also initiated a number of other programs for the purpose of improving the broader financial markets including establishing a $1.8 trillion commercial paper funding facility and a $200 billion facility to finance consumer asset-backed securities.

Further, in an effort to provide additional liquidity to financial institutions, the Federal Reserve has provided primary dealers with access to the Federal Reserve’s discount window and, in a limited number of cases, arranged financing for certain holding entities. For example, American International Group, a large New York based insurance company, accepted a loan of more than $100 billion from the Federal Reserve Bank of New York to avoid insolvency.

On November 25, 2008, the Federal Reserve announced that it will purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500 billion in mortgage-backed securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. The Federal Reserve stated that it is taking such action with the expectation that its investments will reduce the cost and increase availability of credit for residential mortgages, thereby supporting the general residential housing market and, in turn, the overall financial markets. The purchases of direct obligations began during the first week of December 2008.

During 2008, the FDIC also initiated programs in an effort to restore confidence and functioning in the banking system and attempt to reduce foreclosures through loan modifications. Specifically, the FDIC adopted the Temporary Liquidity Guarantee Program, which has two primary components: the Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly issued senior unsecured debt, and the Transaction Account Guarantee Program, by which the FDIC will guarantee up to an unlimited amount certain transaction accounts bearing no or minimal interest (e.g. NOW accounts paying no more than 0.50% interest), until December 31, 2009. The FDIC also raised the deposit insurance limits to $250,000 up from $100,000 through December 31, 2009. Additionally, in an effort to reduce the number of residential foreclosures, the FDIC encouraged the creation and adoption of uniform guidelines for loan modifications which include interest rate reduction, maturity extension and principal reduction.

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

Privileged Access

As previously discussed, on August 14, 2008, the Company closed on the PA Transaction. Prior to the purchase, Privileged Access had a 12-year lease with the Company that terminated upon the closing of the transaction. At the closing of the transaction, Privileged Access put its excess cash of approximately $4.8 million into an escrow account for liabilities that Privileged Access has retained. The balance in the escrow account as of December 31, 2008 was approximately $3.2 million. The excess cash in the escrow account, if any, will be paid to the Company after a period of two years.

The preliminary purchase price allocation has been recorded as of August 14, 2008. The preliminary allocation does not include a receivable for the contingent cash in the escrow as the amount and timing of collection is currently uncertain. Further adjustments to the purchase price allocation may be necessary within the one-year allocation period allowed by FAS 141.

Privileged Access is owned by Mr. McAdams, the Company’s President since January 1, 2008. Privileged Access owned Thousand Trails (“TT”) from April 14, 2006 until August 13, 2008. The Company assumed TT’s operations in connection with the PA Transaction. TT’s primary business consists of selling right-to-use contracts that entitle the purchasers to use certain properties (the “Agreements”), a business that TT has been engaged in for almost 40 years. Our 82 Properties utilized to service the Agreements generally contain designated sites for the placement of recreational vehicles which service the customer base of approximately 120,000 families. The PA Transaction included all of the existing Agreements that require the customer to make annual payments to maintain the Agreement.

Several different Agreements are currently offered to new customers. These Agreements are generally distinguishable from each other by the number of Properties a customer can access. The Agreements generally grant the customer the contractual right-to-use designated space within the Properties on a continuous basis for up to 14 days. The Agreements are generally for three years and typically require nonrefundable upfront payments as well as annual payments.

Existing customers may be offered an upgrade Agreement from time-to-time. The upgrade Agreement is currently distinguishable from the new Agreement by (1) increased length of consecutive stay by 50 percent (i.e. up to 21 days); (2) ability to make earlier advance reservations (3) discounts on rental units and (4) access to additional properties, which may include discounts at non-membership RV Properties. Each upgrade requires an additional nonrefundable upfront payment. The Company may finance the upfront nonrefundable payment under any Agreement.

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

Insurance

Approximately 70 Florida Properties suffered damage from the five hurricanes that struck the state during August and September 2004. As of February 3, 2009, the Company estimates its total claim to exceed $21.0 million. The Company has made claims for full recovery of these amounts, subject to deductibles. Through December 31, 2008, the Company has made total expenditures of approximately $18.0 million and expects to incur additional expenditures to complete the work necessary to restore the Properties to their pre-hurricanes condition. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $6.9 million of these expenditures have been capitalized per the Company’s capitalization policy through December 31, 2008.

The Company has received proceeds from insurance carriers of approximately $8.8 million through December 31, 2008. Approximately $0.6 million has been recognized as a gain on insurance recovery, which is net of approximately $0.3 million of legal fees and included in income from other investments, net, as of December 31, 2008. On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. See Note 17 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further discussion of this lawsuit.

Supplemental Property Disclosure

We provide the following disclosures with respect to certain assets:

•	Tropical Palms — On July 15, 2008, Tropical Palms, a 541-site Property located in Kissimmee, Florida, was leased to a new operator for 12 years. The lease provides for an initial fixed annual lease payment of $1.6 million, which escalates at the greater of CPI or three percent. Percentage rent payments are provided for beginning in 2010, subject to gross revenue floors.

Property Acquisitions, Joint Ventures and Dispositions

The following chart lists the Properties or portfolios acquired, invested in, or sold since January 1, 2007:

Property	Transaction Date	Sites

Total Sites as of January 1, 2007		112,956
Property or Portfolio (# of Properties in parentheses):
Pine Island RV Resort (1)	August 3, 2007	363
Santa Cruz Ranch RV (1)	September 26, 2007	106
Tuxbury Pond RV Resort (1)	October 11, 2007	305
Grandy Creek (1)	January 14, 2008	179
Lake George Schroon Valley Resort (1)	January 23, 2008	151
Expansion Site Development and other:
Sites added (reconfigured) in 2007		75
Sites added (reconfigured) in 2008		99
Dispositions:
Lazy Lakes (1)	January 10, 2007	(100)
Del Rey (1)	July 6, 2007	(407)
Holiday Village-Iowa (1)	November 30, 2007	(519)
Morgan Portfolio JV (5)	2008	(1,134)

Total Sites as of December 31, 2008		112,074

Since December 31, 2006, the gross investment in real estate increased from $2,337 million to $2,491 million as of December 31, 2008, due primarily to the aforementioned acquisitions and dispositions of Properties during the period.

Markets

The following table identifies our five largest markets by number of sites and provides information regarding our Properties (excludes Privileged Access and Properties owned through Joint Ventures).

				Percent of Total
	Number of		Percent of	Property Operating
Major Market	Properties	Total Sites	Total Sites	Revenues(1)

Florida	82	35,183	42.6%	43.4%
Arizona	32	12,372	15.0%	12.9%
California	29	7,333	8.9%	17.2%
Texas	8	5,143	6.2%	2.2%
Colorado	11	3,452	4.2%	4.9%
Other	54	19,048	23.1%	19.4%

Total	216	82,531	100.0%	100.0%

(1)	Property operating revenues for this calculation excludes approximately $37.7 million of property operating revenue from Privileged Access properties.

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

Long-Lived Assets

In accordance with the Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), we allocate the purchase price of Properties we acquired on or prior to December 31, 2008 to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be available in connection with the acquisition or financing of the respective Property and other market data. We also consider information obtained about each Property as a result of our due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

For business combinations for which the acquisition date is on or after January 1, 2009, the purchase price of Properties will be in accordance with Statement of Financial Accounting Standard No. 141R, “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141 but retains the fundamental requirements set forth in SFAS No. 141 that the acquisition method of accounting (also known as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R replaces, with limited exceptions as specified in the statement, the cost allocation process in SFAS No. 141 with a fair value based allocation process.

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

Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We use a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. Used rental homes are depreciated based on its model year with a minimum of 15 years and new rental homes are depreciated using a 20-year estimated life from its model year down to a salvage value of 40% of the original costs. Depreciation on rental homes is included in ancillary services, net. In connection with the PA Transaction, we acquired approximately $2.0 million in used resort cottages. The used resort cottages are depreciated using a 20-year estimate life and are included in corporate and other depreciation.

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

Revenue Recognition

The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We will reserve for receivables when we believe the ultimate collection is less than probable. Our provision for uncollectible rents receivable was approximately $1.5 million and $1.2 million as of December 31, 2008 and December 31, 2007, respectively.

The sales of right-to-use contracts are recognized in accordance with Staff Accounting Bulletin 104, Revenue Recognition in Consolidated Financial Statements, Corrected (“SAB 104”). The Company will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, the Company has estimated to be between one to 31 years. The current period sales of upfront non-refundable payments are reported on the Income Statement in the line item titled “Right-to-use contracts current period, gross.” The cumulative deferral of the upfront non-refundable payments are reported on the Balance Sheet in the line item titled “Deferred revenue — sale of right-to use contracts.” The deferral of current period sales, net of amortization of prior period sales, is reported on the Income Statement in the line item titled

“Right-to-use contracts, deferred, net of prior period amortization.” The decision to recognize this revenue in accordance with SAB 104 was made after corresponding with the Office of the Chief Accountant at the SEC during September and October of 2008. The commissions paid on the sale of right-to-use contracts will be deferred and amortized over the same period as the related sales revenue. The current period commissions paid are reported on the Income Statement in the line item titled “Sales and marketing, gross.” The cumulative deferrals of commissions paid are reported on the Balance Sheet in the line item titled “Deferred commissions expense.” The deferral of current period commissions, net of amortization of prior period sales commissions is reported on the Income Statement in the line item titled “Sales and marketing, deferred commissions, net.”

Annual payments paid by customers under the terms of the right-to-use contracts are deferred and recognized ratably over the one-year period in which the services are provided.

Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.

Allowance for Doubtful Accounts

Rental revenue from our tenants is our principal source of revenue and is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We monitor the collectibility of accounts receivable from our tenants on an ongoing basis. We will reserve for receivables when we believe the ultimate collection is less than probable and maintain an allowance for doubtful accounts. An allowance for doubtful accounts is recorded during each period and the associated bad debt expense is included in our property operating and maintenance expense in our Consolidated Statements of Operations. The allowance for doubtful accounts is netted against rent and other customer receivables, net on our consolidated balance sheets. Our provision for uncollectible rents receivable was approximately $1.5 million and $1.2 million as of December 31, 2008 and December 31, 2007, respectively.

We may also finance the sale of homes to our customers through loans (referred to as “Chattel Loans”). The valuation of an allowance for doubtful accounts for the Chattel Loans is calculated based on a comparison of the outstanding principal balance of each note compared to the N.A.D.A. (National Automobile Dealers Association) value and the current market value of the underlying manufactured home collateral. A bad debt expense is recorded in home selling expense in our Consolidated Statements of Operations. The allowance for doubtful accounts is netted against the notes receivables on our consolidated balance sheets. The allowance for these Chattel Loans as of December 31, 2008 and December 31, 2007 was $158,000 and $160,000, respectively.

Beginning August 14, 2008, as a result of the PA Transaction, the Company also began financing the nonrefundable upfront payments on sales of right-to-use contracts (“Contracts Receivable”). Based upon historical collection rates and current economic trends, when a sale is financed a reserve is established for a portion of the Contracts Receivable balance estimated to be uncollectible. The allowance and the rate at which the Company provides for losses on its Contracts Receivable could be increased or decreased in the future based on the Company’s actual collection experience.

Inventory

Inventory primarily consists of new and used Site Set homes and is stated, at the lower of cost or market after consideration of the N.A.D.A. Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Inventory is recorded net of an inventory reserve as of December 31, 2008 and December 31, 2007 of $0.5 million and $0.8 million, respectively. The expense for the inventory reserve is included in the cost of home sales in our Consolidated Statements of Operations.

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

Effective January 1, 2008, the 100 percent owner of Privileged Access, Mr. Joe McAdams, became our President and we amended and restated the leases for the 81 Properties. Under generally accepted accounting principles, effective January 1, 2008, Mr. McAdams, Privileged Access and the Company are considered related parties. Due to the materiality of the leasing arrangement and the related party nature of the arrangement, the Company analyzed whether the operations of Privileged Access should be consolidated with ours for periods prior to the PA Transaction. We determined under FIN 46 that it was not appropriate to consolidate Privileged Access as we do not control Privileged Access and are not the primary beneficiary of Privileged Access. This conclusion required management to make complex judgments. As a result of the complex nature of the arrangements, on February 15, 2008, we submitted a letter to the Office of the Chief Accountant at the SEC describing the relationship and asking for the SEC’s concurrence with our conclusions that we should not consolidate the operations of Privileged Access. The SEC did not object to the Company’s conclusions as described in the letter.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of SFAS No. 133. SFAS No. 161 is intended to enhance the disclosure framework in SFAS No. 133 by requiring objectives of using derivatives to be disclosed in terms of underlying risk and accounting designation. The statement requires a new tabular disclosure format as a way of providing a more complete picture of derivative positions and their effect during the reporting period. SFAS No. 161 was effective November 15, 2008 with early adoption recommended. The Company does not believe SFAS No. 161 will have an impact on the consolidated financial statements.

The Company currently does not have any financial instruments that require the application of SFAS No. 107, SFAS No. 133 or SFAS No. 161.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheet and Consolidated Income Statement. SFAS No. 160 was effective on January 1, 2009 with early adoption prohibited. SFAS No. 160 will effect the presentation of minority interest within the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R replaces FASB Statement No. 141 but retains the fundamental requirements set forth in SFAS No. 141 that the acquisition method of accounting (also known as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R replaces, with limited exceptions as specified in the statement, the cost allocation process in SFAS No. 141 with a fair value based allocation process. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The Company believes that the impact SFAS No. 141R will have on our consolidated financial statements will depend on the size and nature of any business combination that is entered into after the implementation date.

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

Results of Operations

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the years ended December 31, 2008 and 2007 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this comparison of the year ended December 31, 2008 to December 31, 2007 includes all Properties acquired on or prior to December 31, 2006 and which were owned and operated by the Company during the year ended December 31, 2008.

	Core Portfolio				Total Portfolio
			Increase/	%			Increase/	%
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change

Community base rental income	$245,833	$236,933	$8,900	3.8%	$245,833	$236,933	$8,900	3.8%
Resort base rental income	98,884	95,895	2,989	3.1%	111,876	102,372	9,504	9.3%
Right-to-use annual payments	—	—	—	—	19,667	—	19,667	100.0%
Right-to-use contracts current period, gross	—	—	—	—	10,951	—	10,951	100.0%
Right-to-use contracts, deferred, net of prior period amortization	—	—	—	—	(10,611)	—	(10,611)	(100.0)%
Utility and other income	38,389	36,380	2,009	5.5%	41,633	36,849	4,784	13.0%

Property operating revenues	383,106	369,208	13,898	3.8%	419,349	376,154	43,195	11.5%
Property operating and maintenance	128,738	123,656	5,082	4.1%	152,363	127,342	25,021	19.6%
Real estate taxes	27,434	27,046	388	1.4%	29,457	27,429	2,028	7.4%
Sales and marketing, gross	—	—	—	—	7,116	—	7,116	100.0%
Sales and marketing, deferred commissions, net	—	—	—	—	(3,644)	—	(3,644)	(100.0)%
Property management	20,293	18,147	2,146	11.8%	25,451	18,385	7,066	38.4%

Property operating expenses	176,465	168,849	7,616	4.5%	210,743	173,156	37,587	21.7%

Income from property operations	$206,641	$200,359	$6,282	3.1%	$208,606	$202,998	$5,608	2.8%

Property Operating Revenues

The 3.8% increase in the Core Portfolio property operating revenues reflects (i) a 3.7% increase in rates for our community base rental income combined with a 0.1% increase in occupancy, (ii) a 3.1% increase in revenues for our core resort base income comprised of an increase of 6.9% in annual and 2.8% in seasonal resort revenue, offset by a decrease of 8.5% in transient core revenue, and (iii) an increase of 5.5% in core utility and other income primarily due to increased pass-throughs at certain Properties. The Total Portfolio property operating revenues increase of 11.5% was primarily due to the consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008 as a result of the PA Transaction. The right-to-use annual payments represent the annual payments earned on right-to-use contracts acquired in the PA Transaction or sold since the PA

Transaction on August 14, 2008. The right-to-use contracts current period, gross represents all right-to-use contract sales since the PA Transaction. The right-to-use contracts, deferred represents the deferral of current period sales into future periods. See Note 2 (m) in the Notes to Consolidated Financial Statements contained in this Form 10-K.

Property Operating Expenses

The 4.5% increase in property operating expenses in the Core Portfolio reflects a 4.1% increase in property operating and maintenance expenses and a 11.8% increase in property management expenses. The Core property operating and maintenance expense increase is primarily due to payroll and utility expenses. Our Total Portfolio property operating and maintenance expenses increased by 21.7% due to the consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008 as a result of the PA Transaction. Total Portfolio sales and marketing expense, including commissions, are all related to the costs incurred for the sale of right-to-use contracts since the PA Transaction on August 14, 2008. Total Portfolio property management expenses primarily increased due to the PA Transaction and the increase in computer software costs. The sales and marketing, deferred commissions, net represents commissions on right-to-use contract sales deferred until future periods to match the deferral of the right-to-use contract sales.

Home Sales Operations

The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2008 and 2007 (amounts in thousands, except sales volumes).

	2008	2007	Variance	% Change

Gross revenues from new home sales	$19,013	31,116	(12,103)	(38.9)%
Cost of new home sales	(21,219)	(28,067)	6,848	(24.4)%

Gross (loss) profit from new home sales	(2,206)	3,049	(5,255)	(172.4)%
Gross revenues from used home sales	2,832	2,217	615	27.7%
Cost of used home sales	(2,850)	(2,646)	(204)	(7.7)%

Gross loss profit from used home sales	(18)	(429)	411	95.8%
Brokered resale revenues, net	1,094	1,528	(434)	(28.4)%
Home selling expenses	(5,776)	(7,555)	1,779	23.5%
Ancillary services revenues, net	1,197	2,436	(1,239)	(50.9)%

Loss income from home sales operations and other	$(5,709)	$(971)	$(4,738)	(488.0)%

Home sales volumes:
New home sales(1)	378	440	(62)	(14.1)%
Used home sales(2)	407	296	111	37.5%
Brokered home resales	786	967	(181)	(18.7%)

(1)	Includes third party home sales of 71 and 45 for the years ended December 31, 2008 and 2007, respectively.

(2)	Includes third party home sales of one and nine for the years ended December 31, 2008 and 2007, respectively.

Income from home sales operations decreased as a result of lower new and brokered resale volumes and lower gross profits per home sold and the write-off of inventory home rebate receivable. The decrease in home selling expenses is primarily due to lower sales volumes and decreased advertising costs. During the year ended December 31, 2008, the Company reclassified all of its new and used manufactured home inventory to Buildings and other depreciable property. The homes were reclassified as the Company expects to rent the homes due to the decline in home sales. Ancillary service revenues, net decreased by 50.9% primarily due to $1.2 million of depreciation on new and used rental homes.

Rental Operations

During the year ended December 31, 2008, $57.8 million of manufactured home inventory, including reserves of approximately $0.8 million, was reclassified to Buildings and other depreciable property on our Consolidated Balance Sheets. The inventory moved included all new and used manufactured home inventory, which the Company is primarily renting. The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the years ended December 31, 2008 and 2007 (dollars in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in previous section.

	2008	2007	Variance	% Change

Manufactured homes:
New Home Revenues	$3,433	$1,431	$2,002	139.9%
Used Home Revenues	6,050	4,622	1,428	30.9%

Rental operations revenue(1)	9,483	6,053	3,430	56.7%
Property operating and maintenance	1,434	720	714	99.2%
Real estate taxes	103	60	43	71.7%

Rental operations expenses	1,537	780	757	97.1%
Income from rental operations	7,946	5,273	2,673	50.7%
Depreciation	(1,222)	—	(1,222)	(100.0)%

Income from rental operations, net of depreciation	$6,724	$5,273	$1,451	27.5%

Number of occupied rentals — new, end of period	433	191	242	126.7%
Number of occupied rentals — used, end of period	799	716	83	11.6%

(1)	Approximately $7.2 million and $4.7 million as of December 31, 2008 and 2007, respectively, are included in Community base rental income in the Property Operations table.

The increase in rental operations revenue and expenses is primarily due to the increase in the number of occupied rentals. The increase in depreciation is due to the depreciation of the rental units starting during 2008 after being reclassified to Buildings and other depreciable property.

Other Income and Expenses

The following table summarizes other income and expenses for the years ended December 31, 2008 and 2007 (amounts in thousands).

	2008	2007	Variance	% Change

Interest income	$3,095	$1,732	$1,363	78.7%
Income from other investments, net	17,006	22,476	(5,470)	(24.3)%
General and administrative	(20,617)	(15,591)	(5,026)	(32.2)%
Rent control initiatives	(1,555)	(2,657)	1,102	41.5%
Interest and related amortization	(99,430)	(103,070)	3,640	3.5%
Depreciation on corporate assets	(390)	(437)	47	10.8%
Depreciation on real estate assets	(66,193)	(63,554)	(2,639)	(4.2)%

Total other expenses, net	$(168,084)	$(161,101)	$(6,983)	(4.3)%

Interest income is higher primarily due to interest income on Contracts Receivable purchased in the PA Transaction. Income from other investments, net decreased due to the reduction in Privileged Access lease payments of $4.6 million and a $0.9 million write off of a Privileged Access restatement bonus. General and administrative expense increased due to higher compensation cost increases, including the Long-term Inventive

Plan, of $3.8 million and increased professional fees of $0.8 million. Rent control initiatives decreased as a result of the refunding of $0.4 million in legal fees from 21st Mortgage Corporation suit in 2008 as well as a decrease in trial activity compared to 2007 (see Note 17 in the Notes to Consolidated Financial Statements contained in this Form 10-K). Interest and related amortization decreased due to lower interest rates and amounts outstanding. Depreciation on real estate assets includes $0.8 million of unamortized lease costs expensed related to the termination of the Privileged Access leases.

Equity in Income of Unconsolidated Joint Ventures

For the year ended December 31, 2008, equity in income of unconsolidated joint ventures increased $1.1 million primarily due to a $0.6 million gain on the payoff of our share of seller financing in excess of our basis on one Lakeshore investment, and a gain of $1.6 million on the sale of our interest in four Morgan joint venture Properties. The increase was offset by distributions received in 2007 from three joint ventures relating to debt financings by the joint ventures. These distributions exceeded the Company’s basis and were included in income from unconsolidated joint ventures in 2007. In addition, 2007 included activity at nine former joint ventures, which have been purchased by the Company.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned throughout both periods (“Core Portfolio”) and the Total Portfolio for the years ended December 31, 2007 and 2006 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase/	%			Increase/	%
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change

Community base rental income	$232,917	$222,766	$10,151	4.6%	$236,933	$225,815	$11,118	4.9%
Resort base rental income	88,654	83,876	4,778	5.7%	102,372	89,925	12,447	13.8%
Utility and other income	34,572	29,751	4,821	16.2%	36,849	30,643	6,206	20.3%

Property operating revenues	356,143	336,393	19,750	5.9%	376,154	346,383	29,771	8.6%
Property operating and maintenance	118,418	112,054	6,364	5.7%	127,342	116,179	11,163	9.6%
Real estate taxes	26,301	25,522	779	3.1%	27,429	26,246	1,183	4.5%
Property management	17,466	16,560	906	5.5%	18,385	17,079	1,306	7.6%

Property operating expenses	162,185	154,136	8,049	5.2%	173,156	159,504	13,652	8.6%

Income from property operations	$193,958	$182,257	$11,701	6.4%	$202,998	$186,879	$16,119	8.6%

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

	2007	2006	Variance	% Change

Gross revenues from new home sales	$31,116	$58,799	$(27,683)	(47.1)%
Cost of new home sales	(28,067)	(52,394)	24,327	46.4%

Gross profit from new home sales	3,049	6,405	(3,356)	(52.4)%
Gross revenues from used home sales	2,217	2,448	(231)	(9.4)%
Cost of used home sales	(2,646)	(2,104)	(542)	(25.8)%

Gross (loss) profit from used home sales	(429)	344	(773)	(224.7)%
Brokered resale revenues, net	1,528	2,129	(601)	(28.2)%
Home selling expenses	(7,555)	(9,836)	2,281	23.2%
Ancillary services revenues, net	2,436	3,027	(591)	(19.5)%

(Loss) income from home sales operations and other	$(971)	$2,069	$(3,040)	(146.9)%

Home sales volumes:
New home sales(1)	440	783	(343)	(43.8)%
Used home sales(2)	296	370	(74)	(20.0)%
Brokered home resales	967	1,255	(288)	(22.9%)

(1)	Includes third party home sales of 45 and 79 for the years ended December 31, 2007 and 2006, respectively.

(2)	Includes third party home sales of nine and 13 for the years ended December 31, 2007 and 2006, respectively.

Income from home sales operations decreased as a result of lower new, used and brokered resale volumes and lower gross profits per home sold. The decrease in home selling expenses is primarily due to lower sales volumes and decreased advertising costs. The decrease in ancillary service revenue relates primarily to an increase in community activity expenses and store expenses.

Other Income and Expenses

The following table summarizes other income and expenses for the years ended December 31, 2007 and 2006 (amounts in thousands).

	2007	2006	Variance	% Change

Interest income	$1,732	$1,975	$(243)	(12.3)%
Income from other investments, net	22,476	20,102	2,374	11.8%
General and administrative	(15,591)	(12,760)	(2,831)	(22.2)%
Rent control initiatives	(2,657)	(1,157)	(1,500)	(129.6)%
Interest and related amortization	(103,070)	(103,161)	91	0.1%
Depreciation on corporate assets	(437)	(410)	(27)	(6.6)%
Depreciation on real estate assets	(63,554)	(60,276)	(3,278)	(5.4)%

Total other expenses, net	$(161,101)	$(155,687)	$(5,414)	(3.5)%

Interest income decreased due to a $0.4 million decrease in interest income related to a loan to Privileged Access that was paid off in 2007, a decrease in home loan balances, offset by an increase in interest earned on an our tax-deferred exchange escrow accounts.

Income from other investments, net increased due to: a gain on insurance recovery of approximately $0.6 million, a one-time gain related to a defeasance transaction of approximately $1.1 million, a $2.3 million increase in ground lease income from Privileged Access, offset by one-time gains recognized in 2006 including a $1.0 million non-refundable deposit received upon termination of the contract for the sale of Del Rey and a $0.9 million gain on sale of our preferred partnership interest in College Heights, which was previously classified as other assets.

General and administrative expense increased primarily due to an increase in payroll costs due to increased salaries and bonuses and accrued expense related to the Long-Term Incentive Plan. Rent control initiatives increased primarily as a result of activity regarding the Contempo Marin and City of Santee trials (see Note 17 in the Notes to Consolidated Financial Statements contained in this Form 10-K).

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

Liquidity and Capital Resources

Liquidity

As of December 31, 2008, the Company had $45.3 million in cash and cash equivalents and $277 million available on its lines of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. The Company has approximately $75 million of scheduled debt maturities in 2009 (excluding scheduled principal payments on debt maturing in 2010 and beyond). The Company is currently evaluating refinancing options and expects to be able to satisfy the maturing debt with some combination of refinancing proceeds, net cash provided by operating activities and/or its available lines of credit. During 2008, we received financing proceeds from Fannie Mae secured by mortgages on individual manufactured home Properties. The terms of the Fannie Mae financings were relatively attractive as compared to other potential lenders. If financing proceeds are no longer available from Fannie Mae for any reason or if Fannie Mae terms are no longer attractive, it may adversely affect cash flow and our ability to service debt and make distributions to stockholders.

The table below summarizes cash flow activity for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands).

	For the Twelve Months Ended
	December 31,
	2008	2007	2006

Cash provided by operating activities	$113,890	$122,791	$99,457
Cash used in investing activities	(33,104)	(25,604)	(67,086)
Cash used in financing activities	(41,259)	(93,007)	(31,376)

Net increase in cash	$39,527	$4,180	$995

Operating Activities

Net cash provided by operating activities decreased $8.9 million for the year ended December 31, 2008 from $122.8 million for the year ended December 31, 2007. As discussed in “Results of Operations” above, this decrease reflects increases in property operating income and interest income, offset by an increase in depreciation expense, decreases in income from other investments, net, and home sales as discussed in “Results of Operations” above. Net cash provided by operating activities increased $23.3 million for the year ended December 31, 2007 from $99.5 million for the year ended December 31, 2006. This increase reflects increases in property operating income and income from other investments, net, offset by an increase in depreciation expense, general and administrative expense, and a decrease in home sales as discussed in “Results of Operations” above.

Investing Activities

Net cash used in investing activities reflects the impact of the following investing activities:

Acquisitions

During the year ended December 31, 2008, we completed the following transactions:

•	On January 14, 2008, we acquired a 179-site Property known as Grandy Creek located on 63 acres near Concrete, Washington. The purchase price was $1.8 million and the Property was leased to Privileged Access from January 14, 2008 through August 14, 2008, upon the closure of the PA Transaction.

•	On January 23, 2008, we acquired a 151-site resort Property known as Lake George Schroon Valley Resort on approximately 20 acres in Warrensburg, New York. The purchase price was approximately $2.1 million and was funded by proceeds from the tax-deferred exchange account established as a result of the November 2007 sale of Holiday Village-Iowa.

•	On August 14, 2008, the Company acquired substantially all of the assets and certain liabilities of Privileged Access for an unsecured note payable of $2.0 million. Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. The $2.0 million unsecured note payable matures on August 14, 2010 and accrues interest at 10 percent per annum. At closing of the transaction, approximately $4.8 million of Privileged Access cash was deposited into an escrow account for liabilities that Privileged Access has retained. In approximately two years, the excess cash in the escrow account, if any, will be paid to the Company.

2007 Acquisitions

During the year ended December 31, 2007, we acquired three Properties and acquired the remaining 75% interest in two joint ventures (see Note 5 in the Notes to Consolidated Financial Statements contained in this

Form 10-K). The combined investment in real estate for the acquisitions and investments was approximately $36.1 million and was funded with new financing of $8.7 million, withdrawals of $18.1 million from our tax-deferred exchange account, and borrowings from our lines of credit.

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

Dispositions

During the quarter ended June 30, 2008, the Company sold its 25% interest in the following properties, Newpoint in New Point, Virginia, Virginia Park in Old Orchard Beach, Maine, Club Naples in Naples, Florida, and Gwynn’s Island in Gwynn, Virginia, four properties held in the Morgan Portfolio, for approximately $2.1 million. A gain on sale of approximately $1.6 million was recognized. The Company also received approximately $0.3 million of escrowed funds related to the purchase of five Morgan Properties in 2005.

During year ended December 31, 2007, we sold three Properties for approximately $23.7 million. The Company recognized a gain of approximately $12.1 million. In order to partially defer the taxable gain on the sales, the sales proceeds, net of an eligible distribution of $2.4 million, were deposited in a tax-deferred exchange account. The proceeds from the sales were subsequently used in the like-kind acquisitions of four Properties.

During the year ended December 31, 2006, we exchanged two Properties located in Indiana as part of the Mid-Atlantic Portfolio acquisition (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K). We recorded a loss on sale for this transaction of $0.2 million.

We currently have two all-age Properties held for disposition which are in various stages of negotiations for sale. We plan to reinvest the sale proceeds or reduce outstanding lines of credit.

The operating results of all properties sold or held for disposition have been reflected in the discontinued operations of the Consolidated Statements of Operations contained in this Form 10-K.

Notes Receivable Activity

The notes receivable activity during year ended December 31, 2008 of $1.3 million in cash inflow reflects net lending of $2.8 million from our Chattel Loans and no impact from our Contract Receivables. Contracts Receivable purchased in the PA Transaction contributed a net $19.6 million increase in non-cash inflow.

As of December 31, 2006, we had a note receivable from Privileged Access of approximately $12.3 million, which was repaid in full during 2007. The remaining 2007 notes receivable activity of $1.2 million in cash outflow reflects net lending from our Chattel Loans.

Investments in and distributions from unconsolidated joint ventures

During the year ended December 31, 2008, the Company invested approximately $5.7 million in its joint ventures to increase the Company’s ownership interest in Voyager RV Resort to 50% from 25%. The Company also received approximately $0.4 million held for the initial investment in one of the Morgan Properties.

During the year ended December 31, 2008, the Company received approximately $4.2 million in distributions from our joint ventures. Approximately $3.7 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $0.5 million were classified as a return of capital and were included in investing activities.

During the year ended December 31, 2007, the Company invested approximately $2.7 million in developing one of the Bar Harbor joint venture Properties, which resulted in an increase of the Company’s ownership interest per the joint venture agreement. As of December 31, 2007, the Bar Harbor joint venture has been consolidated with the operations of the Company as the Company had determined that as of December 31, 2007 we are the primary beneficiary by applying the standards of FIN 46R. This consolidation had decreased the Company’s investment in joint venture approximately $11.1 million, with an offsetting increase in investment in real estate.

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

In addition, the Company recorded approximately $3.8 million, $2.7 million and $3.6 million of net income from joint ventures, net of $1.8 million, $1.4 million and $1.9 million of depreciation, in the years ended December 31, 2008, 2007 and 2006, respectively.

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

Capital improvements

Capital expenditures for improvements are identified by the Company as recurring capital expenditures (“Recurring CapEx”), site development costs and corporate costs. Recurring CapEx was approximately $15.3 million, $16.0 million and $14.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in Recurring CapEx for the years ended 2008, 2007 and 2006 is approximately $0.1 million, $1.5 million and $2.0 million of costs incurred to replace hurricane damaged assets. Site development costs were approximately $11.2 million, $12.8 million and $17.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, and primarily represents costs to improve and upgrade Property infrastructure or amenities or costs to improve or develop specific sites within a Property. Reduction in site development costs is due to the decrease in new homes sales volume. Corporate costs such as computer hardware, office furniture and office improvements and expansion were $0.2 million, $0.6 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Financing Activities

Net cash used in financing activities reflects the impact of the following:

Mortgages and Credit Facilities

Financing, Refinancing and Early Debt Retirement

2008 Activity

During the year ended December 31, 2008, the Company closed on approximately $231.0 million of new financing, on 15 manufactured home properties, with a weighted average interest rate of 6.01%. We used the proceeds from the financing to pay-off approximately $245.8 million on 28 manufactured home properties, with a weighted average interest rate of 5.54%. The proceeds were also used to pay down amounts outstanding on our lines of credit.

2007 Activity

During the year ended December 31, 2007, the Company completed the following transactions:

•	The Company repaid approximately $1.9 million of mortgage debt in connection with the sale of Lazy Lakes on January 10, 2007.

•	In connection with the acquisition of Mesa Verde, during the first quarter of 2007, the Company assumed $3.5 million in mortgage debt bearing interest at 4.94% per annum and was repaid in May 2008.

•	In connection with the acquisition of Winter Garden, during the second quarter of 2007, the Company assumed $4.0 million in mortgage debt bearing interest at 4.3% per annum and was repaid in August 2008.

•	During the quarter ended September 30, 2007, the Company repaid the outstanding mortgage indebtedness on Ft. Myers Beach RV Resort of approximately $2.9 million.

•	In September 2007, we amended our existing unsecured Lines of Credit (“LOC”) to expand our borrowing capacity from $275 million to $420 million. The lines of credit continue to accrue interest at LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. Our current group of banks have committed up to $370 million on our $420 million borrowing capacity. We incurred commitment and arrangement fees of approximately $0.3 million to increase our borrowing capacity.

•	During the quarter ended December 31, 2007, the Company paid off a $6.5 million mortgage that matured on Park City West RV Resort.

•	The Company paid down $7.7 million of the mortgage debt on Tropical Palms RV Resort during the quarter ended December 31, 2007. The Tropical Palms RV Resort mortgage debt balance as of December 31, 2007 was approximately $12.0 million was repaid in July 2008.

2006 Activity

During the year ended December 31, 2006, the Company completed the following transactions:

•	Assumed $25.9 million in mortgage debt on four of the eleven Properties related to the acquisition of the Mezzanine Portfolio. During the second and third quarters of 2006, this mortgage debt was defeased. Net proceeds of approximately $10.4 million were used to pay down the lines of credit. The four mortgages bear interest at weighted average interest rates ranging from 5.69% to 6.143% per annum and mature in 2016. In addition, we financed $47.1 million of mortgage debt to acquire the remaining seven Properties in the Mezzanine Portfolio. The seven mortgages bear interest at weighted average rates ranging from 5.70% to 5.72% per annum, and mature in April 2016.

•	Received $3.0 million and $2.9 million in mortgage debt proceeds as a result of meeting certain operational criteria at the Monte Vista Property and the Viewpoint Property, respectively. These proceeds were used to pay down the lines of credit.

•	Renewed our unsecured debt. We replaced the term loan which had a remaining balance of $100 million maturing in 2007, and a $110 million line of credit maturing in August 2006 with a $225 million line of credit with a four-year maturity and one-year extension option. The new facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus 1.20% per annum with a 0.15% facility fee per annum. The interest rate on the term loan was LIBOR plus 1.75% per annum and the $110 million line of credit had an interest rate of LIBOR plus 1.65% and had a 0.15% unused fee, both per annum. The interest rate on $75 million of the outstanding balance on the new line of credit is fixed at 6.38% per annum through mid-December 2007. We also renewed our $50 million line of credit which bears interest at LIBOR plus 1.20% per annum with a 0.20% facility fee per annum, and matures on June 29, 2010. The renewal increases our financial flexibility and lowers our credit spread.

•	Acquired for $2.4 million land formerly subject to a ground lease previously classified as mortgage debt relating to the Golden Terrace South Property.

•	Assumed $12.8 million in mortgage debt in connection with the acquisition of the remaining interests in four Diversified Properties. The four mortgages have a weighted average interest rate of approximately 5.5% per annum and a weighted average maturity of three years.

Secured Debt

As of December 31, 2008, our secured long-term debt balance was approximately $1.6 billion, with a weighted average interest rate in 2008 of approximately 5.9% per annum. The debt bears interest at rates between 5.0% and 10.0% per annum and matures on various dates mainly ranging from 2009 to 2019. Included in our debt balance are three capital leases with balances of approximately $6.7 million at December 31, 2008 and imputed interest rate of 13.1% per annum. Excluding scheduled principal amortization, we have approximately $75 million of long-term debt maturing in 2009 and approximately $215 million in 2010. The weighted average term to maturity for the long-term debt is approximately 5.7 years.

In February 2009, the Company refinanced two mortgages with a stated interest rate of 6.38% per annum for total proceeds of approximately $58.0 million.

Unsecured Debt

We have two unsecured lines of credit with maximum borrowing capacity of $350 million and $20 million which bear interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. Throughout the year ended December 31, 2008, we borrowed $201.2 million and paid down $211.2 million on our lines of credit. The weighted average interest rate in 2008 for our unsecured debt was approximately 3.6% per annum. The balance outstanding as of December 31, 2008 was $93 million. As of February 19, 2009, approximately $370.0 million is available to be drawn on these combined lines of credit.

Other Loans

During 2007, we borrowed $4.3 million to finance our insurance premium payments. As of December 31, 2007, this loan had been paid off.

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

Contractual Obligations

As of December 31, 2008, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands):

Contractual Obligations	Total	2009(2)	2010(3)	2011	2012	2013	Thereafter

Long Term Borrowings(1)	$1,660,898	$97,167	$323,814	$74,642	$20,618	$130,170	$1,014,487
Weighted average interest rates	5.89%	6.04%	5.91%	5.78%	5.73%	5.74%	5.70%

(1)	Balance excludes net premiums and discounts of $1.5 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	The Company is currently evaluating refinancing options and expects to be able to satisfy the maturing debt with some combination of refinancing proceeds, net cash provided by operating activities and/or its available lines of credit.

(3)	Includes lines of credit repayments in 2010 of $93 million. We have an option to extend this maturity for one year to 2011.

Included in the above table are certain capital lease obligations totaling approximately $6.7 million. These agreements expire June 2009 and are paid semi-annually at an imputed interest rate of 13.1% per annum.

The Company does not include Preferred OP Unit distributions, interest expense, insurance, property taxes and cancelable contracts in the contractual obligations table above.

The Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the years ended December 31, 2008, ground lease rent was approximately $1.8 million and for the years ended December 2007 and 2006, ground lease rent was approximately $1.6 million. Minimum future rental payments under the ground leases are approximately $1.9 million for each of the next five years and approximately $20.5 million thereafter.

With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately 6 years, with no more than $580 million (which is due in 2015) in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, it believes that it will be able to repay such maturing debt from asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.

Equity Transactions

In order to qualify as a REIT for federal income tax purposes, the Company must distribute 90% or more of its taxable income (excluding capital gains) to its stockholders. The following regular quarterly distributions have been declared and paid to common stockholders and minority interests since January 1, 2006.

	For the Quarter	Stockholder Record
Distribution Amount Per Share	Ending	Date	Payment Date

$0.0750	March 31, 2006	March 31, 2006	April 14, 2006
$0.0750	June 30, 2006	June 30, 2006	July 14, 2006
$0.0750	September 30, 2006	September 29, 2006	October 13, 2006
$0.0750	December 31, 2006	December 29, 2006	January 12, 2007

$0.1500	March 31, 2007	March 30, 2007	April 13, 2007
$0.1500	June 30, 2007	June 29, 2007	July 13, 2007
$0.1500	September 30, 2007	September 28, 2007	October 12, 2007
$0.1500	December 31, 2007	December 28, 2007	January 11, 2008

$0.2000	March 31, 2008	March 28, 2008	April 11, 2008
$0.2000	June 30, 2008	June 27, 2008	July 11, 2008
$0.2000	September 30, 2008	September 26, 2008	October 10, 2008
$0.2000	December 31, 2008	December 26, 2008	January 9, 2009

2008 Activity

On November 11, 2008, the Company announced that in 2009 the annual distribution per common share will be $1.00 per share up from $0.80 per share in 2008 and $0.60 per share in 2007. This decision recognizes the Company’s investment opportunities and the importance of its dividend to its stockholders.

On December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units

During the year ended December 31, 2008, we received approximately $4.7 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).

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

During the year ended December 31, 2006, we received approximately $3.8 million in proceeds from the issuance of shares of common stock through stock option exercises and the ESPP

Inflation

Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide us with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risks of inflation to the Company. In addition, our resort Properties are not generally subject to leases and rents are established for these sites on an annual basis. Our right-to-use contracts generally provide for an annual dues increase, but dues may be frozen under the terms of certain contracts if the customer is over 61 years old.

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

The following table presents a calculation of FFO for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	2008	2007	2006

Computation of funds from operations:
Net income available for Common Shares	$18,303	$32,102	$16,632
Income allocated to Common OP Units	4,297	7,705	4,318
Right-to-use contract sales, deferred, net	10,611	—	—
Right-to-use contract commissions, deferred, net	(3,644)	—	—
Depreciation on real estate assets	66,193	63,554	60,276
Depreciation expense included in discontinued operations	—	—	84
Depreciation expense included in equity in income from joint ventures	1,776	1,427	1,909
Loss (gain) on sale of Properties	79	(12,036)	(852)

Funds from operations available for Common Shares	$97,615	$92,752	$82,367

Weighted average Common Shares outstanding — fully diluted	30,498	30,414	30,241

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At December 31, 2008, approximately 94% or approximately $1.6 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $86.9 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $92.1 million.

At December 31, 2008, approximately 6% or approximately $93.0 million of our outstanding debt was short-term and at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings would increase/decrease by approximately $0.9 million annually.

FORWARD-LOOKING STATEMENTS

This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

•	in the age-qualified properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial, credit and capital markets volatility;

•	in the all-age properties, results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing, and competition from alternative housing options including site-built single-family housing;

•	in the properties we recently started operating as a result of our acquisition of Privileged Access and all properties, our ability to control costs, property market conditions, the actual rate of decline in customers, the actual use of sites by customers and our success in acquiring new customers;

•	our ability to maintain rental rates and occupancy with respect to properties currently owned or pending acquisitions;

•	our assumptions about rental and home sales markets;

•	the completion of pending acquisitions and timing with respect thereto;

•	ability to obtain financing or refinance existing debt;

•	the effect of interest rates;

•	the effect of accounting for the sale of agreements to customers representing a right-to-use the properties previously leased by Privileged Access under Staff Accounting Bulletin No. 104, Revenue Recognition in Consolidated Financial Statements, Corrected; and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer), maintains a system of disclosure controls and procedures, designed to provide reasonable assurance that information the Company is required to disclose in the reports that the Company files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

The Company’s management with the participation of the Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation as of the end of the period covered by this annual report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under.

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008.

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

As previously announced and discussed in this Form 10-K, we acquired substantially all of the assets and certain liabilities of Privileged Access on August 14, 2008 in the PA Transaction. We are in the process of integrating the operations of Privileged Access with those of the Company and incorporating the internal controls and procedures of Privileged Access into our internal control over financial reporting. We do not expect this acquisition to materially affect our internal control over financial reporting. The Company will report on its assessment of the combined operations within the one-year time period provided by the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations concerning business combinations. As a result, management excluded certain internal controls, primarily related to assets and property operating revenues of Privileged Access operations from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. Privileged Access operations included in the 2008 consolidated financial statements of the Company constituted approximately $40 million of assets as of December 31, 2008 and approximately $38 million property operating revenues for the year then ended.

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by the Company’s independent registered public accounting firm, as stated in their report on Page F-2 of the Consolidated Financial Statements.

Item 9B.  Other Information

Pursuant to the authority granted in the Stock Option and Award Plan, in November 2008 the Compensation Committee approved the annual award of stock options to be granted to the Chairman of the Board, the Compensation Committee Chairperson and Lead Director, the Executive Committee Chairperson, and the Audit Committee Chairperson and Audit Committee Financial Expert on February 2, 2009 for their services rendered in 2008. On February 2, 2009, Mr. Samuel Zell was awarded options to purchase 100,000 shares of common stock for services rendered as Chairman of the Board; Mrs. Sheli Rosenberg was awarded options to purchase 25,000 shares of common stock, which she elected to receive as 5,000 shares of restricted common stock, for services rendered as Lead Director and Chairperson of the Compensation Committee; Mr. Howard Walker was awarded options to purchase 15,000 shares of common stock, which he elected to receive as 3,000 shares of restricted common stock, for services rendered as Chairperson of the Executive Committee; and Mr. Philip Calian was awarded options to purchase 15,000 shares of common stock, which he elected to receive as 3,000 shares of restricted common stock, for services rendered as Audit Committee Financial Expert and Audit Committee Chairperson. One-third of the options to purchase common stock and the shares of restricted common stock covered by these awards vests on each of December 31, 2009, December 31, 2010 and December 31, 2011.

PART III

Item 10 and 11.

Directors, Executive Officers and Corporate Governance, and Executive Compensation

The information required by Item 10 and 11 will be contained in the 2008 Proxy Statement and is therefore incorporated by reference, and thus Item 10 and 11 has been omitted in accordance with General Instruction G(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding securities authorized for issuance under equity compensation plans required by Item 12 follows:

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	953,772	34.92	1,099,242
Equity compensation plans not approved by security holders(2)	N/A	N/A	357,737

Total	953,772	34.92	1,456,979

(1)	Includes shares of common stock under the Company’s Stock Option and Award Plan adopted in December 1992, and amended and restated from time to time, most recently amended effective March 23, 2001. The Stock Option and Award Plan and certain amendments thereto were approved by the Company’s stockholders.

(2)	Represents shares of common stock under the Company’s Employee Stock Purchase Plan, which was adopted by the Board of Directors in July 1997, as amended in May 2006. Under the Employee Stock Purchase Plan, eligible employees make monthly contributions which are used to purchase shares of common stock at a purchase price equal to 85% of the lesser of the closing price of a share of common stock on the first or last trading day of the purchase period. Purchases of common stock under the Employee Stock Purchase Plan are made on the first business day of the next month after the close of the purchase period. Under New York Stock Exchange rules then in effect, stockholder approval was not required for the Employee Stock Purchase Plan because it is a broad-based plan available generally to all employees.

The information required by Item 403 of Regulation S-K “Security Ownership of Certain Beneficial Owners and Management” required by Item 12 will be contained in the 2008 Proxy Statement and is therefore incorporated by reference, and thus has been omitted in accordance with General Instruction G(3) to Form 10-K.

Items 13 and 14.	Certain Relationships and Related Transactions, and Director Independence, and Principal Accountant Fees and Services

The information required by Item 13 and Item 14 will be contained in the 2008 Proxy Statement and is therefore incorporated by reference, and thus Item 13 and 14 has been omitted in accordance with General Instruction G(3) to Form 10-K.

PART IV

Item 15.  Exhibits and Financial Statements Schedules

1.	Financial Statement

See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

2.	Financial Statement Schedules

See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

3. Exhibits:

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

2	(a)	Admission Agreement between Equity Financial and Management Co., Manufactured Home Communities, Inc. and MHC Operating Partnership
3	.1(p)	Amended and Restated Articles of Incorporation of Equity Lifestyle Properties, Inc. effective May 15, 2007
3	.4(r)	Second Amended and Restated Bylaws effective August 8, 2007
3	.5(k)	Amended and Restated Articles Supplementary of Equity LifeStyle Properties, Inc. effective March 16, 2005
3	.6(k)	Articles Supplementary of Equity LifeStyle Properties, Inc. effective June 23, 2005
4		Not applicable
9		Not applicable
10	.3(b)	Agreement of Limited Partnership of MHC-De Anza Financing Limited Partnership
10	.4(c)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996
10	.5(l)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004
10	.10(d)	Form of Manufactured Home Communities, Inc. 1997 Non-Qualified Employee Stock Purchase Plan
10	.11(g)	Amended and Restated Manufactured Home Communities, Inc. 1992 Stock Option and Stock Award Plan effective March 23, 2001
10	.12(f)	$110,000,000 Amended, Restated and Consolidated Promissory Note (DeAnza Mortgage) dated June 28, 2000

10	.19(h)	Agreement of Plan of Merger (Thousand Trails), dated August 2, 2004
10	.20(h)	Amendment No. 1 to Agreement of Plan of Merger (Thousand Trails), dated September 30, 2004
10	.21(h)	Amendment No. 2 to Agreement of Plan of Merger (Thousand Trails), dated November 9, 2004
10	.22(h)	Thousand Trails Lease Agreement, dated November 10, 2004
10	.27(n)	Credit Agreement ($225 million Revolving Facility) dated June 29, 2006
10	.28(n)	Second Amended and Restated Loan Agreement ($50 million Revolving Facility) dated July 14, 2006
10	.29(m)	Amended and Restated Thousand Trails Lease Agreement dated April 14, 2006
10	.31(m)	Amendment No. 3 to Agreement and Plan of Merger (Thousand Trails) dated April 14, 2006
10	.33(o)	Amendment of Non-Qualified Employee Stock Purchase Plan dated May 3, 2006
10	.34(o)	Form of Indemnification Agreement
10	.35(q)	Equity LifeStyle Properties, Inc. Long-Term Cash Incentive Plan dated May 15, 2007
10	.36(q)	Equity LifeStyle Properties, Inc. Long-Term Cash Incentive Plan — Form of 2007 Award Agreement dated May 15, 2007
10	.37(s)	First Amendment to Credit Agreement ($400 million Revolving Facility) dated September 21, 2007
10	.38(s)	First Amendment to Second Amended and Restated Loan Agreement ($20 million Revolving Facility) dated September 21, 2007
10	.39(t)	Second Amended and Restated Lease Agreement dated as of January 1, 2008 by and between Thousand Trails Operations Holding Company, L.P. and MHC TT Leasing Company, Inc.
10	.41(t)	Employment Agreement dated as of January 1, 2008 by and between Joe McAdams and Equity LifeStyle Properties, Inc.
10	.42(u)	First Amendment to Second Amended and Restated Lease Agreement dated as of March 1, 2008 between MHC TT Leasing Company, Inc. and Thousand Trails Operations Holding Company, L.P.
10	.43(v)	Form of Trust Agreement Establishing Howard Walker Deferred Compensation Trust, dated December 8, 2000
11		Not applicable
12	(w)	Computation of Ratio of Earnings to Fixed Charges
13		Not applicable
14	(o)	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated July 2006
16		Not applicable
18		Not applicable
21	(w)	Subsidiaries of the registrant
22		Not applicable
23	(w)	Consent of Independent Registered Public Accounting Firm
24	.1(w)	Power of Attorney for Philip C. Calian dated February 20, 2009
24	.2(w)	Power of Attorney for Howard Walker dated February 20, 2009
24	.3(w)	Power of Attorney for Thomas E. Dobrowski dated February 20, 2009
24	.4(w)	Power of Attorney for Gary Waterman dated February 23, 2009
24	.5(w)	Power of Attorney for Donald S. Chisholm dated February 20, 2009
24	.6(w)	Power of Attorney for Sheli Z. Rosenberg dated February 24, 2009
24	.7(w)	Power of Attorney for Sam Zell dated February 20, 2009
24	.8(w)	Power of Attorney for David J. Contis dated February 24, 2009
31	.1(w)	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002
31	.2(w)	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002
32	.1(w)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
32	.2(w)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

The following documents are incorporated herein by reference.

(a)	Included as an exhibit to the Company’s Form S-11 Registration Statement, File No. 33-55994
(b)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 1994
(c)	Included as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 1996
(d)	Included as Exhibit A to the Company’s definitive Proxy Statement dated March 28, 1997, relating to Annual Meeting of Stockholders held on May 13, 1997
(e)	Included as an exhibit to the Company’s Form S-3 Registration Statement, filed November 12, 1999 (SEC File No. 333-90813)
(f)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2000
(g)	Included as Appendix A to the Company’s Definitive Proxy Statement dated March 30, 2001
(h)	Included as an exhibit to the Company’s Report on Form 8-K dated November 16, 2004
(i)	Included as an exhibit to the Company’s Report on Form 8-K dated November 22, 2004
(j)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2004
(k)	Included as an exhibit to the Company’s Report on Form 10-Q dated June 30, 2005
(l)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2005
(m)	Included as an exhibit to the Company’s Report on Form 8-K dated April 14, 2006
(n)	Included as an exhibit to the Company’s Report on Form 10-Q dated June 30, 2006
(o)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2006
(p)	Included as an exhibit to the Company’s Report on Form 8-K dated May 18, 2007
(q)	Included as an exhibit to the Company’s Report on Form 8-K dated May 15, 2007
(r)	Included as an exhibit to the Company’s Report on Form 8-K dated August 8, 2007
(s)	Included as an exhibit to the Company’s Report on Form 8-K dated September 21, 2007
(t)	Included as an exhibit to the Company’s Report on Form 8-K dated January 4, 2008
(u)	Included as an exhibit to the Company’s Report on Form 10-Q dated March 31, 2008
(v)	Included as an exhibit to the Company’s Report on Form 8-K dated December 8, 2000, filed on September 25, 2008
(w)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.,
a Maryland corporation

Date: March 2, 2009	By: /s/ Thomas P. Heneghan Thomas P. Heneghan Chief Executive Officer (Principal Executive Officer)

Date: March 2, 2009	By: /s/ Michael B. Berman Michael B. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Equity LifeStyle Properties, Inc. — Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas P. Heneghan Thomas P. Heneghan	Chief Executive Officer and Director *Attorney-in-Fact	March 2, 2009

/s/ Michael B. Berman Michael B. Berman	Executive Vice President and Chief Financial Officer *Attorney-in-Fact	March 2, 2009

*Samuel Zell Samuel Zell	Chairman of the Board	March 2, 2009

*Howard Walker Howard Walker	Vice-Chairman of the Board	March 2, 2009

*Philip C. Calian Philip C. Calian	Director	March 2, 2009

*Donald S. Chisholm Donald S. Chisholm	Director	March 2, 2009

*Thomas E. Dobrowski Thomas E. Dobrowski	Director	March 2, 2009

*Sheli Z. Rosenberg Sheli Z. Rosenberg	Director	March 2, 2009

*Gary Waterman Gary Waterman	Director	March 2, 2009

*David J. Contis David J. Contis	Director	March 2, 2009

INDEX TO FINANCIAL STATEMENTS

EQUITY LIFESTYLE PROPERTIES, INC.

Certain schedules have been omitted, as they are not applicable to the Company.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.

We have audited Equity Lifestyle Properties, Inc’s (“Equity Lifestyle Properties”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity Lifestyle Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include certain internal controls, primarily related to assets and property operating revenues of Privileged Access, which is included in the 2008 consolidated financial statements of Equity Lifestyle Properties and constituted approximately $40 million of assets as of December 31, 2008 and approximately $38 million of property operating revenues for the year then ended. Our audit of internal control over financial reporting of Equity Lifestyle Properties also did not include an evaluation of the internal control over financial reporting of the Privileged Access assets and property operating revenues.

In our opinion, Equity Lifestyle Properties maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and the financial statement schedules listed in the Index at Item 15, of Equity Lifestyle Properties, and our report dated February 27, 2009, expressed an unqualified opinion thereon.

/s/
Ernst & Young LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.

We have audited the accompanying consolidated balance sheets of Equity Lifestyle Properties, Inc. (“Equity Lifestyle Properties” or the “Company”), as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Lifestyle Properties at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Lifestyle Properties’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/
Ernst & Young LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 27, 2009

Equity LifeStyle Properties, Inc.

Consolidated Balance Sheets
As of December 31, 2008 and 2007

	December 31,	December 31,
	2008	2007
	(Amounts in thousands, except for share data)

ASSETS
Investment in real estate:
Land	$541,979	$541,000
Land improvements	1,725,752	1,700,888
Buildings and other depreciable property	223,290	154,227

	2,491,021	2,396,115
Accumulated depreciation	(561,233)	(494,211)

Net investment in real estate	1,929,788	1,901,904
Cash and cash equivalents	45,312	5,785
Notes receivable, net	31,799	10,954
Investment in joint ventures	9,676	4,569
Rents and other customer receivables, net	1,040	1,156
Deferred financing costs, net	12,408	12,142
Inventory, net	12,934	63,526
Deferred commission expense	3,644	—
Escrow deposits and other assets	45,046	33,659

Total Assets	$2,091,647	$2,033,695

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Mortgage notes payable	$1,569,403	$1,556,392
Unsecured lines of credit	93,000	103,000
Accrued payroll and other operating expenses	66,656	34,617
Deferred revenue — sale of right-to-use contracts	10,611	—
Accrued interest payable	8,335	9,164
Rents and other customer payments received in advance and security deposits	41,302	37,274
Distributions payable	6,106	4,531

Total Liabilities	1,795,413	1,744,978
Commitments and contingencies
Minority interests — Common OP Units and other	17,521	17,776
Minority interests — Perpetual Preferred OP Units	200,000	200,000
Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 100,000,000 shares authorized for 2008 and 2007; 25,051,322 and 24,348,517 shares issued and outstanding for 2008 and 2007, respectively	238	236
Paid-in capital	320,084	310,803
Distributions in excess of accumulated earnings	(241,609)	(240,098)

Total stockholders’ equity	78,713	70,941

Total Liabilities and Stockholders’ Equity	$2,091,647	$2,033,695

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands,
	except per share data)

Property Operations:
Community base rental income	$245,833	$236,933	$225,815
Resort base rental income	111,876	102,372	89,925
Right-to-use annual payments	19,667	—	—
Right-to-use contracts current period, gross	10,951	—	—
Right-to-use contracts, deferred, net of prior period amortization	(10,611)	—	—
Utility and other income	41,633	36,849	30,643

Property operating revenues	419,349	376,154	346,383
Property operating and maintenance	152,363	127,342	116,179
Real estate taxes	29,457	27,429	26,246
Sales and marketing, gross	7,116	—	—
Sales and marketing, deferred commissions, net	(3,644)	—	—
Property management	25,451	18,385	17,079

Property operating expenses (exclusive of depreciation shown separately below)	210,743	173,156	159,504

Income from property operations	208,606	202,998	186,879
Home Sales Operations:
Gross revenues from inventory home sales	21,845	33,333	61,247
Cost of inventory home sales	(24,069)	(30,713)	(54,498)

Gross (loss) profit from inventory home sales	(2,224)	2,620	6,749
Brokered resale revenues, net	1,094	1,528	2,129
Home selling expenses	(5,776)	(7,555)	(9,836)
Ancillary services revenues, net	1,197	2,436	3,027

(Loss) income from home sales operations & other	(5,709)	(971)	2,069
Other Income (Expenses):
Interest income	3,095	1,732	1,975
Income from other investments, net	17,006	22,476	20,102
General and administrative	(20,617)	(15,591)	(12,760)
Rent control initiatives	(1,555)	(2,657)	(1,157)
Interest and related amortization	(99,430)	(103,070)	(103,161)
Depreciation on corporate assets	(390)	(437)	(410)
Depreciation on real estate assets	(66,193)	(63,554)	(60,276)

Total other expenses, net	(168,084)	(161,101)	(155,687)
Income before minority interests, equity in income of unconsolidated joint ventures, and discontinued operations	34,813	40,926	33,261
Income allocated to Common OP Units	(4,265)	(5,322)	(4,267)
Income allocated to Perpetual Preferred OP Units	(16,144)	(16,140)	(16,138)
Equity in income of unconsolidated joint ventures	3,753	2,696	3,583

Income before discontinued operations	18,157	22,160	16,439

Discontinued Operations:
Discontinued operations	257	289	520
Depreciation on discontinued operations	—	—	(84)
(Loss) gain on sale of discontinued real estate	(79)	12,036	(192)
Income allocated to Common OP units from discontinued operations	(32)	(2,383)	(51)

Income from discontinued operations	146	9,942	193

Net income available for Common Shares	$18,303	$32,102	$16,632

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands,
	except per share data)

Earnings per Common Share — Basic:
Income from continuing operations	$0.74	$0.92	$0.70

Income from discontinued operations	$0.01	$0.41	$0.01

Net income available for Common Shares	$0.75	$1.33	$0.71

Earnings per Common Share — Fully Diluted:
Income from continuing operations	$0.74	$0.90	$0.68

Income from discontinued operations	$0.01	$0.41	$0.01

Net income available for Common Shares	$0.75	$1.31	$0.69

Distributions declared per Common Share outstanding	$0.80	$0.60	$0.30

Tax status of Common Shares distributions deemed paid during the year:
Ordinary income	$0.80	$0.60	$0.30

Long-term capital gain	$—	$—	$—

Unrecaptured section 1250 gain	$—	$—	$—

Weighted average Common Shares outstanding — basic	24,466	24,089	23,444

Weighted average Common Shares outstanding — fully diluted	30,498	30,414	30,241

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Consolidated Statements of Changes In Stockholders’ Equity
For The Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amounts in thousands)

Preferred stock, $.01 par value	$—	$—	$—

Common stock, $.01 par value
Balance, beginning of year	$236	$229	$226
Issuance of common stock through exercise of options	2	7	3

Balance, end of year	$238	$236	$229

Paid — in capital
Balance, beginning of year	$310,803	$304,483	$299,444
Conversion of OP Units to common stock	1,463	655	211
Issuance of common stock through exercise of options	3,205	2,577	2,741
Issuance of common stock through employee stock purchase plan	1,501	1,183	1,074
Compensation expense related to stock options and restricted stock	5,162	4,268	3,122
Repurchase of common stock	(600)	(883)	(926)
Issuance costs	—	—	(15)
Adjustment for Common OP Unitholders in the Operating Partnership	(1,450)	(1,480)	(1,168)

Balance, end of year	$320,084	$310,803	$304,483

Deferred compensation
Balance, beginning of year	$—	$—	$—
Recognition of deferred compensation expense	—	—	—

Balance, end of year	$—	$—	$—

Distributions in excess of accumulated comprehensive earnings Balance, beginning of year	$(240,098)	$(257,594)	$(267,154)
Net income	18,303	32,102	16,632

Comprehensive income	18,303	32,102	16,632

Distributions	(19,814)	(14,606)	(7,072)

Balance, end of year	$(241,609)	$(240,098)	$(257,594)

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Consolidated Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Amount in thousands)

Cash Flows From Operating Activities
Net income	$18,303	$32,101	$16,632
Adjustments to reconcile net income to cash provided by operating activities:
Income allocated to minority interests	20,369	23,845	20,456
Loss (Gain) on sale of properties and other	79	(12,036)	192
Gain on sale of investment	—	—	(914)
Depreciation expense	68,700	65,419	62,581
Amortization expense	2,956	2,894	2,795
Debt premium amortization	(632)	(1,608)	(1,477)
Equity in income of unconsolidated joint ventures	(5,528)	(4,123)	(5,494)
Distributions from unconsolidated joint ventures	3,717	5,052	3,449
Amortization of stock-related compensation	5,162	4,268	3,122
Revenue recognized from right-to-use contract sales	(340)	—	—
Amortized commission expense related to right-to-use contract sales	112	—	—
Accrued long term incentive plan compensation	1,098	685	—
Increase (decrease) in provision for uncollectible rents receivable	353	269	(294)
Increase in inventory reserve	63	250	—
Changes in assets and liabilities:
Rent and other customer receivables, net	(236)	(152)	(147)
Inventory	(5,129)	4,516	(8,059)
Deferred commission expense	(3,756)	—	—
Escrow deposits and other assets	(1,208)	(1,244)	229
Accrued payroll and other operating expenses	1,564	82	2,188
Deferred revenue — sales of right-to-use contracts	10,951	—	—
Rents received in advance and security deposits	(2,708)	2,573	4,198

Net cash provided by operating activities	113,890	122,791	99,457

Cash Flows From Investing Activities
Acquisition of rental properties	(3,484)	(24,774)	(35,283)
Acquisition of Privileged Access	1,267	—	—
Proceeds from disposition of rental properties	—	23,261	—
Proceeds from disposition of investment	—	—	9,000
Net tax-deferred exchange withdrawal (deposit)	2,124	(2,294)	—
Joint Ventures:
Investments in	(5,545)	(3,656)	(2,734)
Distributions from	524	152	1,647
Net (borrowings) repayments of notes receivable	(1,274)	11,091	(7,511)
Improvements:
Corporate	(198)	(618)	(252)
Rental properties	(15,319)	(15,970)	(14,605)
Site development costs	(11,199)	(12,796)	(17,348)

Net cash used in investing activities	(33,104)	(25,604)	(67,086)

Cash Flows From Financing Activities
Net proceeds from stock options and employee stock purchase plan	4,708	3,734	3,818
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(38,849)	(32,013)	(23,575)
Stock repurchase and Unit redemption	(600)	(883)	(926)
Lines of credit:
Proceeds	201,200	126,200	193,600
Repayments	(211,200)	(154,400)	(200,100)
Principal repayments on disposition	—	(1,992)	—
Principal payments and mortgage debt payoff	(224,442)	(16,169)	(16,751)
New financing proceeds	231,047	—	14,247
Early debt retirement	—	(17,174)	—
Debt issuance costs	(3,123)	(310)	(1,689)

Net cash used in financing activities	(41,259)	(93,007)	(31,376)

Net increase in cash and cash equivalents	39,527	4,180	995
Cash and cash equivalents, beginning of year	5,785	1,605	610

Cash and cash equivalents, end of year	$45,312	$5,785	$1,605

Supplemental Information:
Cash paid during the period for interest	$96,668	$101,206	$103,368
Non-cash investing and financing activities:
Real estate acquisition and disposition
Mortgage debt assumed and financed on acquisition of real estate	—	8,528	85,832
Mezzanine and joint venture investments applied to real estate acquisition	—	11,297	32,716
Other assets and liabilities, net, acquired on acquisition of real estate	36	932	2,295
Proceeds from loan to pay insurance premiums	—	4,344	3,638
Inventory reclassified to Buildings and other depreciable property	57,797	—	—
Acquisition of operations of Privileged Access
Assumption of assets and liabilities:
Inventory	2,139	—	—
Escrow deposits and other assets	12,344	—	—
Accrued payroll and other operating expenses	15,383	—	—
Rents and other customer payments received in advance and security deposits	19,799	—	—
Notes receivable	19,571	—	—
Investment in real estate	6,897	—	—
Debt assumed and financed on acquisition	7,037	—	—

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 1 —	Organization of the Company and Basis of Presentation

Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”), is referred to herein as the “Company,” “ELS,” “we,” “us,” and “our.” The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). At certain Properties, the Company provides access to its sites through right-to-use or membership contracts. We believe that we have qualified for taxation as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control and we cannot provide any assurance that the IRS will agree with our analysis. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income computed without regard to our deduction for dividends paid and our net capital gain. The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT qualification. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT qualification.

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

On August 14, 2008, the Company acquired substantially all of the assets and certain liabilities of Privileged Access, LP (“Privileged Access”) for an unsecured note payable of $2.0 million (the “PA Transaction”). Prior to the purchase, Privileged Access was the tenant under a 12-year lease with the Company for 82 Properties that terminated upon the closing of our acquisition. The $2.0 million unsecured note payable matures on August 14, 2010 and accrues interest at 10 percent per annum. See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-K.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 1 —	Organization of the Company and Basis of Presentation (continued)

The limited partners of the Operating Partnership (the “Common OP Unitholders”) receive an allocation of net income that is based on their respective ownership percentage of the Operating Partnership that is shown on the Consolidated Financial Statements as Minority Interests — Common OP Units. As of December 31, 2008, the Minority Interests — Common OP Units represented 5,366,741 units of limited partnership interest (“OP Units”) which are convertible into an equivalent number of shares of the Company’s common stock. The issuance of additional shares of common stock or common OP Units changes the respective ownership of the Operating Partnership for both the Minority Interests and the Company.

Note 2 —	Summary of Significant Accounting Policies

(a)	Basis of Consolidation

The Company consolidates its majority-owned subsidiaries in which it has the ability to control the operations of the subsidiaries and all variable interest entities with respect to which the Company is the primary beneficiary. The Company also consolidates entities in which it has a controlling direct or indirect voting interest. All inter-company transactions have been eliminated in consolidation. The Company’s acquisitions on or prior to December 31, 2008 were all accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). For business combinations for which the acquisition date is on or after January 1, 2009, the purchase price of Properties will be in accordance with Statement of Financial Accounting Standard No. 141R, “Business Combinations,” (“SFAS No. 141R”).

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

As of December 31, 2007, the Bar Harbor joint venture was consolidated with the operations of the Company as the Company has determined that as of December 31, 2007 we were the primary beneficiary by applying the standards of FIN 46R.

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

Inventory primarily consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. Inventory is recorded net of an inventory reserve as of December 31, 2008 and December 31, 2007 of $0.5 million and $0.8 million, respectively. The expense for the inventory reserve is included in the cost of home sales in our Consolidated Statements of Operations. Resale revenues are stated net of commissions paid to employees of $0.7 million and $0.8 million for the years ended December 31, 2008 and 2007, respectively. (See Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-K).

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

Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We use a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen-year estimated life for building upgrades and a three-to-seven-year estimated life for furniture, fixtures and equipment. Used rental homes are depreciated based on its model year with a minimum of 15 years and new rental homes are depreciated using a 20-year estimated life from its model year down to a salvage value of 40% of the original costs. Depreciation on rental homes is included in ancillary services, net. In connection with the PA Transaction, we acquired approximately $2.0 million in used resort cottages. The used resort cottages are depreciated using a 20-year estimate life and are included in corporate and other depreciation.

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

(f)	Identified Intangibles and Goodwill

We record acquired intangible assets and acquired intangible liabilities at their estimated fair value separate and apart from goodwill. We amortize identified intangible assets and liabilities that are determined to have finite lives over the period the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, unless the fair value of specific components of the reporting group are determinable without undue cost and effort.

As of December 31, 2008 and 2007, the carrying amounts of identified intangible assets, a component of “Escrow deposits and other assets” on our consolidated balance sheets, were approximately $4.2 million and $0, respectively. Amortization of identified intangibles assets was approximately $129,000 and $0 as of December 31, 2008 and 2007, respectively.

(g)	Cash and Cash Equivalents

We consider all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of December 31, 2008 and December 31, 2007 include approximately $0.4 million and $0 of restricted cash, respectively.

(h)	Notes Receivable

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

Beginning August 14, 2008, as a result the PA Transaction, the Company also now provides financing for nonrefundable upfront payments on sales of right-to-use contracts (“Contracts Receivable”). Based upon

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2 —	Summary of Significant Accounting Policies (continued)

historical collection rates and current economic trends, when a sale is financed a reserve is established for a portion of the Contracts Receivable balance estimated to be uncollectible. The allowance and the rate at which the Company provides for losses on its Contracts Receivable could be increased or decreased in the future based on the Company’s actual collection experience. (See Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-K)

(i)	Investments in Joint Ventures

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

(j)	Income from Other Investments, net

Income from other investments, net, primarily includes revenue relating to the Company’s former ground leases with Privileged Access of $15.8 million and $20.6 million for the years ended December 31, 2008 and 2007, respectively. The ground leases were terminated on August 14, 2008 due to the PA Transaction. The ground leases with Privileged Access were for approximately 24,300 sites at 82 of the Company’s Properties and were accounted for in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases. The income for the year ended December 31, 2008 includes an expense of $1.0 million of a lease restatement bonus paid to Privileged Access in January 2008. In 2007, income from other investments, net also includes a one-time gain of approximately $1.1 million earned in connection with a 2005 defeasance transaction.

(k)	Insurance Claims

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

Approximately 70 Florida Properties suffered damage from the four hurricanes that struck the state during 2004 and 2005. As of February 3, 2009, the Company estimates its total claim to exceed $21.0 million. The Company has made claims for full recovery of these amounts, subject to deductibles. Through December 31, 2008, the Company has made total expenditures of approximately $18.0 million and expects to incur additional expenditures to complete the work necessary to restore the Properties to their pre-hurricanes condition. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004 ). Approximately $6.9 million of these expenditures have been capitalized per the Company’s capitalization policy through December 31, 2008.

The Company has received proceeds from insurance carriers of approximately $8.8 million through December 31, 2008. Approximately $0.6 million has been recognized as a gain on insurance recovery, which is

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2 —	Summary of Significant Accounting Policies (continued)

net of approximately $0.3 million of contingent legal fees and included in income from other investments, net, as of December 31, 2008.

On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. See Note 17 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further discussion of this lawsuit.

(l)	Fair Value of Financial Instruments

The Company’s financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, and mortgage notes payable. The fair values of all financial instruments, including notes receivable, were not materially different from their carrying values at December 31, 2008 and 2007.

(m)	Deferred Financing Costs, net

Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the lines of credit, unamortized deferred financing fees are accounted for in accordance with, Emerging Issues Task Force No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF No. 98-14”). Accumulated amortization for such costs was $13.1 million and $10.3 million at December 31, 2008 and 2007, respectively.

(n)	Revenue Recognition

The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We will reserve for receivables when we believe the ultimate collection is less than probable. Our provision for uncollectible rents receivable was approximately $1.5 million and $1.2 million as of December 31, 2008 and December 31, 2007, respectively.

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

(o)	Minority Interests

Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. Such ownership percentage is calculated by dividing the number of Common OP Units held by the Common OP Unitholders (5,366,741 and 5,836,043 at December 31, 2008 and 2007, respectively) by the total OP Units held by the Common OP Unitholders and the Company. Issuance of additional shares of common stock or Common OP Units changes the percentage ownership of both the Minority Interests and the Company.

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

(p)	Income Taxes

Due to the structure of the Company as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT. However, the Company may be subject to certain foreign, state and local income, excise or franchise taxes. The Company paid federal, foreign, state and local taxes of approximately $378,000 and $369,000 during the years ended December 31, 2008 and 2007, respectively, which includes taxes payable from activities managed through taxable REIT subsidiaries. As of December 31, 2008, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $1.5 billion and $32.3 million, respectively.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) an interpretation of FASB Statement No. 109 “Accounting for Income Taxes,” on January 1, 2007. The adoption of FIN 48 resulted in no impact to the Company’s consolidated financial statements. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

(q)	Derivative Instruments and Hedging Activities

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company currently does not have any derivative instruments.

(r)	Stock Compensation

The Company adopted the fair-value-based method of accounting for share-based payments pursuant to Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”) and Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”). The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees (see Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-K).

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2 —	Summary of Significant Accounting Policies (continued)

(s)	Recent Accounting Pronouncements

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheet and Consolidated Income Statement. SFAS No. 160 is effective January 1, 2009 with early adoption prohibited. SFAS No. 160 will effect the presentation of minority interest within the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, “Business Combinations,” (“SFAS No. 141R”). SFAS No. 141R replaces FASB Statement No. 141 but retains the fundamental requirements set forth in SFAS No. 141 that the acquisition method of accounting (also known as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R replaces, with limited exceptions as specified in the statement, the cost allocation process in SFAS No. 141 with a fair value based allocation process. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The Company believes that the impact SFAS No. 141R will have on our consolidated financial statements will depend on the size and nature of any business combination that is entered into after the implementation date.

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

(t)	Reclassifications

Certain 2006 and 2007 amounts have been reclassified to conform to the 2008 presentation. This reclassification had no material effect on the consolidated balance sheets or statement of operations of the Company.

Note 3 —	Earnings Per Common Share

Earnings per common share are based on the weighted average number of common shares outstanding during each year. Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”)

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 3 —	Earnings Per Common Share (continued)

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	Years Ended December 31,
	2008	2007	2006

Numerators:
Income from Continuing Operations:
Income from continuing operations — basic	$18,157	$22,160	$16,439
Amounts allocated to dilutive securities	4,265	5,322	4,267

Income from continuing operations — fully diluted	$22,422	$27,482	$20,706

Income from Discontinued Operations:
Income from discontinued operations — basic	$146	$9,942	$193
Amounts allocated to dilutive securities	32	2,383	51

Income from discontinued operations — fully diluted	$178	$12,325	$244

Net Income Available for Common Shares:
Net income available for Common Shares — basic	$18,303	$32,102	$16,632
Amounts allocated to dilutive securities	4,297	7,705	4,318

Net income available for Common Shares — fully diluted	$22,600	$39,807	$20,950

Denominator:
Weighted average Common Shares outstanding — basic	24,466	24,089	23,444
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares Shares	5,674	5,870	6,165
Employee stock options and restricted shares	358	455	632

Weighted average Common Shares outstanding — fully diluted	30,498	30,414	30,241

Note 4 —	Common Stock and Other Equity Related Transactions

On May 18, 2007 the stockholders approved the increase of authorized common stock from 50,000,000 to 100,000,000.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 4 —	Common Stock and Other Equity Related Transactions (continued)

The following table presents the changes in the Company’s outstanding common stock for the years ended December 31, 2008, 2007 and 2006 (excluding OP Units of 5,366,741, 5,836,043 and 6,090,068 outstanding at December 31, 2008, 2007, and 2006, respectively):

	2008	2007	2006

Shares outstanding at January 1,	24,348,517	23,928,652	23,479,753
Common stock issued through conversion of OP Units	469,302	254,025	117,403
Common stock issued through exercise of options	169,367	143,841	155,031
Common stock issued through stock grants	50,000	18,000	170,500
Common stock issued through ESPP and DRIP	32,184	22,820	23,605
Common stock repurchased and retired	(18,048)	(18,821)	(17,640)

Shares outstanding at December 31,	25,051,322	24,348,517	23,928,652

As of December 31, 2008 and 2007, the Company’s percentage ownership of the Operating Partnership was approximately 82.4% and 80.6%, respectively. The remaining approximately 17.6% and 19.4%, respectively, was owned by the Common OP Unitholders.

The following regular quarterly distributions have been declared and paid to common stockholders and Minority Interests since January 1, 2006:

	For the Quarter	Stockholder
Distribution Amount Per Share	Ending	Record Date	Payment Date

$0.0750	March 31, 2006	March 31, 2006	April 14, 2006
$0.0750	June 30, 2006	June 30, 2006	July 14, 2006
$0.0750	September 30, 2006	September 29, 2006	October 13, 2006
$0.0750	December 31, 2006	December 29, 2006	January 12, 2007

$0.1500	March 31, 2007	March 30, 2007	April 13, 2007
$0.1500	June 30, 2007	June 29, 2007	July 13, 2007
$0.1500	September 30, 2007	September 28, 2007	October 12, 2007
$0.1500	December 31, 2007	December 28, 2007	January 11, 2008

$0.2000	March 31, 2008	March 28, 2008	April 11, 2008
$0.2000	June 30, 2008	June 27, 2008	July 11, 2008
$0.2000	September 30, 2008	September 26, 2008	October 10, 2008
$0.2000	December 31, 2008	December 26, 2008	January 9, 2009

The Company adopted the 1997 Non-Qualified Employee Stock Purchase Plan (“ESPP”) in July 1997. Pursuant to the ESPP as amended on May 3, 2006, certain employees and directors of the Company may each annually acquire up to $250,000 of common stock of the Company. The aggregate number of shares of common stock available under the ESPP shall not exceed 1,000,000, subject to adjustment by the Company’s Board of Directors. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period; and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2008 and 2007 were 31,770 and 21,677, respectively.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 5 —	Investment in Real Estate

Investment in Real Estate is comprised of (amounts in thousands):

Properties Held for Long Term

	December 31,	December 31,
	2008	2007

Investment in real estate:
Land	$539,702	$538,723
Land improvements	1,715,627	1,690,784
Buildings and other depreciable property	222,699	153,671

	2,478,028	2,383,178
Accumulated depreciation	(557,130)	(490,108)

Net investment in real estate	$1,920,898	$1,893,070

Properties Held for Sale

	December 31,	December 31,
	2008	2007

Investment in real estate:
Land	$2,277	$2,277
Land improvements	10,125	10,104
Buildings and other depreciable property	591	556

	12,993	12,937
Accumulated depreciation	(4,103)	(4,103)

Net investment in real estate	$8,890	$8,834

Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Buildings and other depreciable property consist of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, rental units and furniture, fixtures and equipment. See Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-K for disclosure regarding the reclassification of manufactured home inventory to Buildings and other depreciable property during the year ended December 31, 2008.

All acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be made within one year following the acquisitions. We acquired all of these Properties from unaffiliated third parties. During the years ended December 31, 2008, 2007 and 2006, the Company acquired the following Properties (dollars in millions):

1) During the year ended December 31, 2008, we acquired the following Properties:

				Real		Net
Closing Date	Property	Location	Total Sites	Estate	Debt	Equity

January 14, 2008	Grandy Creek	Concrete, WA	179	$1.8	—	$1.8
January 23, 2008	Lake George Schroon	Warrensburg, NY	151	2.1	—	2.1
	Valley

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 5 —	Investment in Real Estate (continued)

2) During the year ended December 31, 2007, we acquired the following Properties:

				Real			Net
Closing Date	Property	Location	Total Sites	Estate	Debt		Equity

January 29, 2007	Mesa Verde(a)	Yuma, AZ	345	$5.9	$3.5		$2.4
June 27, 2007	Winter Garden(a)	Winter Garden, FL	350	10.9	4.0		6.9
August 3, 2007	Pine Island	St. James City, FL	363	6.5	—		6.5
September 26, 2007	Santa Cruz RV Ranch	Scotts Valley, CA	106	5.5	—		5.5
October 11, 2007	Tuxbury Resort	Amesbury, MA	305	7.3	1.1	(b)	6.1

(a)	Purchased remaining 75% interest in the two Diversified Investments joint venture Properties above, in which we had an existing 25% joint venture ownership interest of $0.7 million. The gross purchase price for Mesa Verde includes $0.3 million in prepaid rent.

(b)	Net of approximately $0.1 million of market-to-market adjustment.

Investment in real estate also increased due to the consolidation of the Bar Harbor joint venture as of December 31, 2007. (See Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-K)

3) During the year ended December 31, 2006, we acquired the following Properties:

				Real		Net
Closing Date	Property	Location	Total Sites	Estate(a)	Debt	Equity

March 22, 2006	Mezzanine Portfolio (a)	Various (11	5,057	$105.0	$73.0	$0.0
		Properties)
April 14, 2006	Thousand Trails Portfolio (b)	Various (2 Properties)	624	10.0	—	10.0
April 25, 2006	Mid-Atlantic Portfolio (c)	Various (7 Properties)	1,594	14.3	—	5.0
June 13, 2006	Tranquil Timbers (d)	Door County, WI	270	2.8	—	2.8
December, 2006	Diversified Portfolio (e)	Various (4 Properties)	1,660	20.5	12.8	7.7
December 15, 2006	Outdoor World Portfolio (f)	Various (15 Properties)	3,962	10.1	—	10.1

(a)	Purchased remaining interest in the Mezzanine Portfolio in which we had initially invested approximately $30.0 million to acquire preferred equity interests during the first quarter of 2004. The purchase price of $105.0 million included our existing investment of $32.2 million and our general partner investment of $1.4 million. Net working capital acquired included $3.2 million of rents received in advance and $0.4 million in other net payables. In connection with this acquisition we purchased $1.9 million of inventory. The acquisition was funded by new debt financing of $47.1 million and assumed debt of approximately $25.9 million.

(b)	The purchase price includes certain personal property acquired from Privileged Access located throughout the Thousand Trails Portfolio. The Company leased back these Properties to Privileged Access between April 14, 2006 and August 13, 2008.

(c)	The portfolio was acquired in exchange for $5.0 million in cash, and two Properties previously held for sale, located in Indiana. The Company provided short-term seller financing of $3.4 million at the time of closing which was repaid in full on August 21, 2006. Net working capital acquired included $0.6 million of rents received in advance. The Company leased all 1,594 sites in the portfolio to Privileged Access between April 25, 2006 and August 13, 2008.

(d)	Net working capital acquired included approximately $0.2 million of rents received in advance.

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

(f)	The Company leased all 3,962 sites in the portfolio to Privileged Access between December 15, 2006 and August 13, 2008..

We actively seek to acquire additional Properties and currently are engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages which may include contracts to acquire certain Properties which are subject to satisfactory completion of our due diligence review.

As of December 31, 2008 and 2007, the Company has two Properties designated as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. As such, the results from operations of these two Properties are classified as income from discontinued operations. The Properties classified as held for disposition are listed in the table below.

Property	Location	Sites

Casa Village	Billings, MT	490
Creekside	Wyoming, MI	165

The remaining two Properties held for disposition were in various stages of negotiations and the Company expects to sell these Properties for proceeds greater than their net book value.

During the three years ended December 31, 2008, the Company sold the following Properties. The operating results have been reflected in discontinued operations.

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 5 — Investment in Real Estate (continued)

The following table summarizes the combined results of operations of Properties held for sale or sold during the years ended December 31, 2008, 2007 and 2006 (amounts in thousands):

	2008	2007	2006

Rental income	$2,121	$3,020	$3,920
Utility and other income	155	243	341

Property operating revenues	2,276	3,263	4,261
Property operating expenses	(1,101)	(1,972)	(2,696)

Income from property operations	1,175	1,291	1,565
Income (loss) from home sales operations and other	8	(65)	15
Interest and amortization	(926)	(937)	(1,060)
Depreciation	—	—	(84)

Total other expenses	(926)	(937)	(1,144)

(Loss) gain on sale	(79)	12,036	(192)
Minority interest	(32)	(2,383)	(51)

Net income	$146	$9,942	$193

Note 6 —	Investment in Joint Ventures

During the year ended December 31, 2008, the Company invested approximately $5.7 million to acquire an additional 25% interest in Voyager RV Resort, increasing the Company’s ownership interest to 50%. The additional investment was determined on a total purchase price of $50.5 million and mortgage debt of $22.5 million. The Company exercised its option to acquire the remaining percentage of Bar Harbor joint venture from its joint venture partner. Under the formula provided for in the call option section of the joint venture agreement, no additional consideration was required to be paid to exercise the option and the Company now owns 100 percent of the three Bar Harbor Properties. The Company sold its 25% interest in the four Morgan Portfolio joint ventures known as New Point in New Point, Virginia, Virginia Park in Old Orchard Beach, Maine, Club Naples in Naples, Florida and Gwynn’s Island in Gwynn, Virginia, for a sales price of approximately $2.1 million. The sales price for the four Morgan Portfolio joint ventures was based on a total sales price of approximately $25.7 million net of mortgage debt of approximately $17.2 million. A gain on the sale of approximately $1.6 million was recognized. The Company also received approximately $0.4 million held for the initial investment in one of the Morgan Properties.

During the year ended December 31, 2008, the Company received approximately $4.2 million in distributions from our joint ventures. $3.7 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $0.5 million were classified as a return of capital and were included in investing activities and were related to the sale of the Companies 25% interest in four of our joint venture Properties. Approximately $2.7 million of the distributions received exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures. Of these distributions, $0.6 million relates to the gain on the payoff of our share of seller financing in excess of our joint venture basis on one Lakeshore investment.

On February 13, 2009, the Company purchased the remaining 75% interest in the Diversified Portfolio joint venture Properties in which we had an existing 25% joint venture interest. The Properties are known as Robin Hill in Lenhartsville, Pennsylvania, Sun Valley in Bowmansville, Pennsylvania and Plymouth Rock in Elkhart Lake, Wisconsin. Also on February 13, 2009, the Company sold its 25% interest in the Diversified

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 6 —	Investment in Joint Ventures (contined)

Portfolio joint ventures known as Round Top, in Gettysburg, Pennsylvania and Pine Haven in Ocean View, New Jersey.

During the year ended December 31, 2007, the Company invested approximately $2.7 million in developing one of the Bar Harbor joint venture Properties, which resulted in an increase of the Company’s ownership interest per the joint venture agreement. As of December 31, 2007, the Bar Harbor joint venture had been consolidated with the operations of the Company as the Company had determined that as of December 31, 2007 we are the primary beneficiary by applying the standards of FIN 46R. This consolidation had decreased the Company’s investment in joint venture approximately $11.1 million, with an offsetting increase in investment in real estate.

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

The following table summarizes the Company’s investment in unconsolidated joint ventures (with the number of Properties shown parenthetically for the years ended December 31, 2008 and 2007, respectively):

		Number	Economic		Investment as of		JV Income for Year Ended
Investment	Location	of Sites	Interest(a)		December. 31, 2008	December. 31, 2007	December. 31, 2008	December. 31, 2007

Meadows Investments	Various (2,2)	1,027	50%		$406	$138	$838	$698
Lakeshore Investments	Florida (2,2)	342	90%		110	61	890	276
Voyager	Arizona (1,1)	1,706	50	%(b)	8,953	3,368	470	313
Maine Portfolio	Maine (0,0)(c)	—	—		—	—	—	(505)
Other Investments	Various (5,10)(d)	2,088	25%		207	1,002	1,555	1,914

		5,163			$9,676	$4,569	$3,753	$2,696

(a)	The percentages shown approximate the Company’s economic interest as of December 31, 2008. The Company’s legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort. A 25% interest in the utility plant servicing the Property is included in Other Investments.

(c)	As of December 31, 2007, the Bar Harbor joint venture was consolidated with the operations of the Company.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 6 —	Investment in Joint Ventures (contined)

(d)	During the year ended December 31, 2008, the Company received funds held for the initial investment in one of the Morgan Properties and sold its 25% interest in all four remaining Morgan Properties.

Note 7 —	Inventory

The following table sets forth Inventory as of the years ended December 31, 2008 and 2007 (amounts in thousands):

	December 31, 2008	December 31, 2007

New homes(1)	$7,944	$51,083
Used homes(2)	312	10,912
Other(3)	5,143	2,361

Total inventory(4)	13,399	64,356
Inventory reserve	(465)	(830)

Inventory, net of reserves	$12,934	$63,526

(1)	Includes 253 and 860 new units for the years ended December 31, 2008 and 2007, respectively.

(2)	Includes 27 and 978 used units for the years ended December 31, 2008 and 2007, respectively.

(3)	Other inventory primarily consists of merchandise inventory. The increase in the balance since December 31, 2007 is primarily due to approximately $2.1 million of merchandise and other inventory acquired in connection with the PA Transaction.

(4)	Includes $0.3 million of Properties currently held for sale as of December 31, 2008 and 2007.

During the year ended December 31, 2008, $57.8 million of manufactured home inventory, including reserves of approximately $0.8 million, was reclassified to Buildings and other depreciable property. The inventory reclassified is primarily rented to customers on an annual basis.

Note 8 —	Notes Receivable

As of December 31, 2008 and December 31, 2007, the Company had approximately $31.8 million and $11.0 million in notes receivable, respectively. As of December 31, 2008 and 2007, the Company has approximately $12.0 million and $10.6 million, respectively, in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 8.8%, have an average term and amortization of 5 to 15 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of $158,000 and $160,000 as of December 31, 2008 and December 31, 2007, respectively. During the year ended December 31, 2008, approximately $1.5 million was repaid and an additional $4.3 million was loaned to customers.

In connection with the PA Transaction, we acquired approximately $19.6 million of Contracts Receivable. As of December 31, 2008, the Company had approximately $19.5 million of Contracts Receivables, including allowances of approximately $0.3 million plus discount amortization of approximately $0.3 million. These Contracts Receivables represent loans to customers who have purchased right-to-use contracts. The Contracts Receivable yield interest at a per annum average rate of 16.2%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the period ended December 31, 2008, approximately $4.0 million was repaid and an additional $4.0 million was loaned to customers.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 8 —	Notes Receivable (continued)

As of December 31, 2008 and 2007, the Company had approximately $0.4 million in notes which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with a combination of common OP Units and partnership interests in certain joint ventures.

Note 9 — Long-Term Borrowings

Secured Debt

As of December 31, 2008 and December 31, 2007, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $1,555 million and $1,542 million, respectively, and approximately $14 million of mortgage indebtedness as of December 31, 2008 and December 31, 2007 on Properties held for sale. The weighted average interest rate on this mortgage indebtedness for the years ended December 31, 2008 and December 31, 2007 was approximately 5.9% per annum and 6.1% per annum, respectively. The debt bears interest at rates of 5.0% to 10.0% per annum and matures on various dates ranging from 2009 to 2019. Included in our debt balance are three capital leases with balances of approximately $6.7 million and $6.6 million at December 31, 2008 and 2007, respectively, and imputed interest rates of 13.1% per annum. The debt encumbered a total of 151 and 164 of the Company’s Properties as of December 31, 2008 and December 31, 2007, and the carrying value of such Properties was approximately $1,694 million and $1,784 million, respectively, as of such dates.

Financing, Refinancing and Early Debt Retirement

During the year ended December 31, 2008, the Company closed on approximately $231.0 million of new financing, on 15 manufactured home properties, with a weighted average interest rate of 6.01%. We used the proceeds from the financing to pay-off approximately $245.8 million of mortgage debt on 28 manufactured home properties, with a weighted average interest rate of 5.54%. The proceeds were also used to pay down amounts outstanding on our lines of credit.

During the year ended December 31, 2007, the Company assumed $7.5 million in mortgage debt in connection with the acquisitions of Mesa Verde and Winter Garden. Such debt was repaid in 2008. In connection with the acquisition of Tuxbury, the Company financed $1.2 million of the purchase price from the seller. The Company repaid approximately $1.9 million in mortgage debt in connection with the 2007 sale of Lazy Lakes. Refer to “Note 5 — Investment in Real Estate” for further discussion of acquisition and disposition activity.

Also during the year ended December 31, 2007, the Company repaid approximately $9.4 million of outstanding mortgage debt collateralized by two properties and paid down $7.7 million of the mortgage debt on Tropical Palms RV Resort. The Tropical Palms RV Resort mortgage debt balance remaining on December 31, 2007 was approximately $12.0 million and was repaid in July 2008.

In February 2009, the Company refinanced two mortgages with a stated interest rate of 6.38% per annum for total proceeds of approximately $58.0 million.

Unsecured Loans

We have two unsecured Lines of Credit (“LOC”) of $350 million and $20 million that bear interest at a rate of LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. The weighted average interest rate for the year ended December 31, 2008 for our unsecured debt was approximately 3.6% per annum. During the year ended December 31, 2008, we borrowed $201.2 million and paid down $211.2 million on the lines of credit for a net pay-down of $10.0 million funded by our operations. As of December 31, 2008, the $370 million bank commitment had $277 million available for future borrowings.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 9 — Long-Term Borrowings (continued)

In September 2007, we completed an amendment of our existing unsecured Lines of Credit (“LOC”) to expand our borrowing capacity from $275 million to $350 million. Prior to the amendment, the Company had a $225 million LOC and a $50 million LOC. The amendment increased the $225 million LOC to $350 million and decreased the $50 million LOC to $20 million. The lines of credit continue to accrue interest at LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. The Company incurred commitment and arrangement fees of approximately $0.3 million to increase its borrowing capacity.

As of December 31, 2007, the $370 million bank commitment had $267 million available for future borrowings. The weighted average interest rate for the year ended December 31, 2007 was 6.84%.

Other Loans

During 2007, we borrowed $4.3 million to finance our insurance premium payments. As of December 31, 2007 this loan had been paid off.

Aggregate payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Amount

2009	$97,167
2010	323,814
2011	74,642
2012	20,618
2013	130,170
Thereafter	1,014,487
Net unamortized premiums	1,505

Total	$1,662,403

Note 10 —	Lease Agreements

The leases entered into between the customer and the Company for the rental of a site are generally month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Non-cancelable long-term leases are in effect at certain sites within approximately 39 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. Future minimum rents are scheduled to be received under non-cancelable tenant leases at December 31, 2008 as follows (amounts in thousands):

Year	Amount

2009	$72,153
2010	73,834
2011	54,981
2012	36,482
2013	28,943
Thereafter	46,733

Total	$313,126

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 11 —	Ground Leases

The Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the year ended December 31, 2008, ground lease rent was approximately $1.8 million and for the years ended December 31, 2007 and 2006, ground lease rent was approximately $1.6 million. Minimum future rental payments under the ground leases as of December 31, 2008 as follows (amounts in thousands):

Year	Amount

2009	$1,887
2010	1,891
2011	1,895
2012	1,899
2013	1,888
Thereafter	20,532

Total	$29,992

Note 12 —	Transactions with Related Parties

Privileged Access

On August 14, 2008, the Company closed on the PA Transaction by acquiring substantially all of the assets and assumed certain liabilities of Privileged Access for an unsecured note payable of $2.0 million. Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. At closing, approximately $4.8 million of Privileged Access cash was deposited into an escrow account for liabilities that Privileged Access has retained. The balance in the escrow account as of December 31, 2008 was approximately $3.2 million. In approximately two years, the excess cash in the escrow account, if any, will be paid to the Company.

The preliminary purchase price allocation has been recorded as of August 14, 2008. The preliminary allocation does not include a receivable for the contingent cash as the amount and timing of collection is uncertain. Further adjustments to the purchase price allocation may be necessary within the one-year allocation period allowed by FAS 141.

Mr. McAdams, the Company’s President effective January 1, 2008, owns 100 percent of Privileged Access. The Company has entered into an employment agreement effective as of January 1, 2008 (the “Employment Agreement”) with Mr. McAdams which provides for an initial term of three years, but such Employment Agreement can be terminated at any time. The Employment Agreement provides for a minimum annual base salary of $300,000, with the option to receive an annual bonus in an amount up to three times his base salary. Mr. McAdams is also subject to a non-compete clause and to mitigate potential conflicts of interest shall have no authority, on behalf of the Company and its affiliates, to enter into any agreement with any entity controlling, controlled by or affiliated with Privileged Access. Prior to forming Privileged Access, Mr. McAdams was a member of our Board of Directors from January 2004 to October 2005. Simultaneous with his appointment as president of Equity Lifestyle Properties, Inc., Mr. McAdams resigned as Privileged Access’s Chairman, President and CEO. However, he was on the board of PATT Holding Company, LLC (“PATT”), until the entity was dissolved in 2008.

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

In connection with the PA Transaction, the Company hired most of the property employees and certain property management and corporate employees of Privileged Access. Subsequent to the PA Transaction, the Company has reimbursed Privileged Access for services provided by Privileged Access employees retained by Privileged Access, which were necessary for the transition of the former Privileged Access operations to the Company.

Privileged Access had the following substantial business relationships with the Company, which were all terminated with the closing of the PA Transaction on August 14, 2008.

•	Prior to August 14, 2008, the Company was leasing approximately 24,300 sites at 82 resort Properties (which includes 60 Properties operated by a subsidiary of Privileged Access known as the “TT Portfolio”) to Privileged Access or its subsidiaries. For the years ended December 31, 2008, 2007, and 2006 we recognized approximately $15.8 million, $20.5 million, and $17.8 million, respectively, in rent from these leasing arrangements. The lease income is included in Income from other investments, net in the Company’s Consolidated Statement of Operations. As of December 31, 2008 and 2007, no payments and $0.1 million in lease payments, respectively, remain to be received under these leases. During the year ended December 31, 2008, the Company reimbursed Privileged Access approximately $2.7 million for capital improvements. In 2007, the Company made no reimbursements to Privileged Access.

Effective January 1, 2008, the leases for these Properties provide for the following significant terms: a) annual fixed rent of approximately $25.5 million b) annual rent increases at the higher of Consumer Price Index (“CPI”) or a renegotiated amount based upon the fair market value of the Properties, c) expiration date of January 15, 2020, and d) two 5-year extension terms at the option of Privileged Access. The January 1, 2008 lease for the TT Portfolio also included provisions where the Company paid Privileged Access $1 million for entering into the amended lease. The $1 million payment was being amortized on a pro-rata basis over the remaining term of the lease as an offset to the annual lease payments and the remaining balance at August 14, 2008 of $0.9 million was expensed and is included in Income from other investments, net during the year ended December 31, 2008.

The Company had subordinated its lease payment for the TT Portfolio to a bank that loaned Privileged Access $5 million. The Company acquired this loan as part of the PA Transaction and paid off the loan during the year ended December 31, 2008.

•	From June 12, 2006 through July 14, 2008, Privileged Access had leased 130 cottage sites at Tropical Palms, a resort Property located near Orlando, Florida. For the years ended December 31, 2008 and 2007, we earned approximately $0.8 million and $1.5 million, respectively, in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. As of December 31, 2008 and 2007, no payments and $0.4 million in lease payments were outstanding, respectively, under this lease. The Tropical Palms lease expired on July 15, 2008, and the entire property was leased to a new independent operator for 12 years.

•	On April 14, 2006, the Company loaned Privileged Access approximately $12.3 million at a per annum interest rate of prime plus 1.5%, maturing in one year and secured by Thousand Trails membership sales contract receivables. During the year ended December 31, 2008 and 2007, we received no payments and principal repayments of $12.3 million, respectively, and no amounts remain outstanding on this receivable. Interest income recorded by the Company for the years ended December 31, 2008 and 2007 was zero and approximately $0.5 million, respectively. There was no Interest receivable due as of the year ended December 31, 2008 and 2007.

•	The Company previously leased 40 to 160 sites at three resort Properties in Florida, to a subsidiary of Privileged Access from October 1, 2007 until August 14, 2008. The sites varied during each month of the

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 12 —	Transactions with Related Parties (continued)

lease term due to the seasonality of the resort business in Florida. For the year ended December 31, 2008, we recognized less than $0.2 million in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. As of December 31, 2008, and December 31, 2007, no amounts were outstanding under this lease.

•	The Company previously leased 40 to 160 sites at Lake Magic, a resort Property in Clermont, Florida, to a subsidiary of Privileged Access from December 15, 2006 until September 30, 2007. The sites varied during each month of the lease term due to the seasonality of the resort business in Florida. For the year ended December 31, 2008, we recognized approximately $0.2 million in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. As of December 31, 2008 and 2007, no amounts are outstanding under this lease.

•	The Company had an option to purchase the subsidiaries of Privileged Access, including TT, beginning on April 14, 2009, at the then fair market value, subject to the satisfaction of a number of significant contingencies (“ELS Option”). The ELS Option terminated with the closing of the PA Transaction on August 14, 2008. The Company had consented to a fixed price option where the Chairman of PATT could acquire the subsidiaries of Privileged Access anytime before December 31, 2011. The fixed price option also terminated on August 14, 2008.

•	Privileged Access and the Company previously agreed to certain arrangements in which we utilized each other’s services. Privileged Access assisted the Company with functions such as: call center management, property management, information technology, legal, sales and marketing. During the year ended December 31, 2008, the Company incurred expenses of approximately $0.6 million for the use of Privileged Access employees and no payments were payable to Privileged Access as of December 31, 2008 and December 31, 2007. The Company received approximately $0.1 million from Privileged Access for Privileged Access use of certain Company information technology resources during the year ended December 31, 2008. The Company and Privileged Access had engaged a third party to evaluate the fair market value of such employee services.

In addition to the arrangements described above, the Company had the following smaller arrangements with Privileged Access. In each arrangement, the amount of income or expense, as applicable, recognized by the Company for the year ended December 31, 2008 is less than $0.2 million and there are no amounts due under these arrangements as of December 31, 2008 or December 31, 2007.

•	Since November 1, 2006, the Company leased 41 to 44 sites at 22 resort Properties to Privileged Access (the “Park Pass Lease”). The Park Pass Lease terminated with the closing of the PA Transaction on August 14, 2008.

•	The Company and Privileged Access entered into a Site Exchange Agreement beginning September 1, 2007 and ending May 31, 2008. Under the Site Exchange Agreement, the Company allowed Privileged Access to use 20 sites at an Arizona resort Property known as Countryside. In return, Privileged Access allowed the Company to use 20 sites at an Arizona resort Property known as Verde Valley Resort (a property in the TT Portfolio).

•	The Company and Privileged Access entered into a Site Exchange Agreement for a one-year period beginning June 1, 2008 and ending May 31, 2009. Under the Site Exchange Agreement, the Company allowed Privileged Access to use 90 sites at six resort Properties. In return, Privileged Access allowed the Company to use 90 sites at six resort Properties leased to Privileged Access. The Site Exchange Agreement was terminated with the closing of the PA Transaction on August 14, 2008.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 12 —	Transactions with Related Parties (continued)

•	On September 15, 2006, the Company and Privileged Access entered into a Park Model Sales Agreement related to a Texas resort Property in the TT Portfolio known as Lake Conroe. Under the Park Model Sales Agreement, Privileged Access was allowed to sell up to 26 park models at Lake Conroe. Privileged Access was obligated to pay the Company 90% of the site rent collected from the park model buyer. All 26 homes have been sold as of December 31, 2007. The Park Model Sales Agreement terminated with the closing of the PA Transaction on August 14, 2008.

•	The Company advertises in Trailblazer magazine that was published by a subsidiary of Privileged Access prior to August 14, 2008. Trailblazer is an award-winning recreational lifestyle magazine for active campers, which is read by more than 65,000 paid subscribers. Beginning on August 14, 2008, the Company began publishing Trailblazer in accordance with the terms of the PA Transaction .

•	On July 1, 2008, the Company and Privileged Access entered into an agreement, where Privileged Access sold the Company’s used resort cottages at certain Properties leased to Privileged Access. The Company paid Privileged Access a commission for selling the inventory and the agreement was terminated on August 14, 2008.

•	On April 1, 2008, the Company entered into a lease for a corporate apartment located in Chicago, Illinois for use by Mr. McAdams and other employees of the Company and Privileged Access. The Company paid monthly rent payments, plus utilities and housekeeping expenses and Mr. McAdams reimbursed the Company for a portion of the rent. Prior to August 14, 2008, Privileged Access reimbursed the Company for a portion of the rent and utilities and housekeeping expenses. Such lease terminated on December 31, 2008.

Corporate headquarters

The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, the Company’s Chairman of the Board. Fees paid to this entity amounted to approximately $689,000, $768,000 and $624,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, approximately $62,000 and $0, respectively, were accrued with respect to this office lease.

Other

In January 2009, the Company entered into a consulting agreement with the son of Mr. Howard Walker, to provide assistance with the Company’s internet web marketing strategy. Mr. Walker is Vice-Chairman of the Company’s Board of Directors. The consulting agreement is for a term of six months at a total cost of $48,000.

Note 13 —	Stock Option Plan and Stock Grants

The Company’s Stock Option and Stock Award Plan (the “Plan”) was adopted in December 1992 and amended and restated from time to time, most recently effective March 23, 2001. Pursuant to the Plan, officers, directors, employees and consultants of the Company are offered the opportunity (i) to acquire shares of common stock through the grant of stock options (“Options”), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Internal Revenue Code; and (ii) to be awarded shares of common stock (“Restricted Stock Grants”), subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of the Company’s Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 2008 to officers, employees and consultants, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following

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

Restricted Stock Grants

In 2008, the Company awarded Restricted Stock Grants for 30,000 shares of common stock to Joe McAdams in accordance with the terms of his Employment Agreement. These Restricted Stock Grants vest over two years with one-third vesting on January 4, 2008, one-third vesting on January 1, 2009 and one-third vesting on January 1, 2010. The fair market value of these Restricted Stock Grants was approximately $1.3 million as of the date of grant and is recorded as compensation expense and paid in capital over the two- year vesting period.

In 2006, the Company awarded Restricted Stock Grants for 147,500 shares of common stock to certain members of senior management of the Company. These Restricted Stock Grants vest over three years. The fair market value of these Restricted Stock Grants was approximately $8.1 million as of the date of grant and is recorded as compensation expense and paid in capital over the three-year vesting period.

In 2004, the Company awarded Restricted Stock Grants for 135,000 shares of common stock to certain members of senior management of the Company. These Restricted Stock Grants vest over three years, but may be restricted for a period of up to ten years depending upon certain performance benchmarks. The fair market value of these Restricted Stock Grants was approximately $5.0 million as of the date of grant and is recorded as compensation expense and paid in capital over the three-year vesting period.

In 2008, 2007 and 2006, the Company awarded Restricted Stock Grants for 20,000, 18,000, and 23,000 shares of common stock, respectively, to directors with a fair market value of approximately $929,000, $984,000, and $1,050,000 in 2008, 2007 and 2006, respectively.

The Company recognized compensation expense of approximately $4.6 million, $3.7 million and $2.8 million related to Restricted Stock Grants in 2008, 2007 and 2006, respectively. Compensation expense to be

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 13 —	Stock Option Plan and Stock Grants (continued)

recognized subsequent to December 31, 2008 for Restricted Stock Grants not yet vested was approximately $3.9 million, which is expected to be recognized over a weighted average term of 0.5 years.

Stock Options

The fair value of each grant is estimated on the grant date using the Black-Scholes-Merton model. The following table includes the assumptions that were made and the estimated fair values:

Assumption	2008	2007	2006

Dividend yield	5.5%	5.8%	6.0%
Risk-free interest rate	3.7%	4.7%	4.6%
Expected life	4 years	4 years	4 years
Expected volatility	16.9%	15.6%	15.4%

Estimated Fair Value of Options Granted	$516,904	$705,554	$525,936

A summary of the Company’s stock option activity, and related information for the years ended December 31, 2008, 2007 and 2006 follows:

		Weighted Average
	Shares Subject	Exercise
	to Options	Price Per Share

Balance at January 1, 2006	983,791	$20.62
Options granted	140,000	46.66
Options exercised	(155,031)	45.72
Options canceled	(167)	17.50

Balance at December 31, 2006	968,593	24.85
Options granted	165,000	54.86
Options exercised	(143,854)	57.86
Options canceled	(1,200)	17.60

Balance at December 31, 2007	988,539	30.88
Options granted	135,000	44.36
Options exercised	(169,367)	45.24
Options canceled	(400)	16.38

Balance at December 31, 2008	953,772	34.92

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 13 —	Stock Option Plan and Stock Grants (continued)

The following table summarizes information regarding Options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Outstanding			Outstanding
		Contractual	Weighted		Contractual	Weighted
		Life	Average		Life	Average
Range of Exercise Prices	Options	(in years)	Exercise Price	Options	(in years)	Exercise Price

$15.69 to $18.99	241,221	1.5	$16.72	241,221	1.5	$16.72
$22.65 to $47.97	527,551	6.2	$36.49	450,884	5.7	$35.27
$48.33 to $55.23	185,000	8.3	$54.15	116,663	8.2	$54.48

	953,772	5.4	$34.92	808,768	4.8	$32.51

As of December 31, 2008, 2007 and 2006, 1,099,242 shares, 1,283,842 shares and 1,465,642 shares remained available for grant, respectively; of these 600,525 shares, 650,525 shares and 668,525 shares, respectively, remained available for Restricted Stock Grants.

Note 14 —	Preferred Stock

The Company’s Board of Directors is authorized under the Company’s charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $.01 par value preferred stock (the “Preferred Stock”), with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company’s common stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of The New York Stock Exchange. As of December 31, 2008 and 2007, the Company issued no Preferred Stock.

Note 15 —	Long-Term Cash Incentive Plan

On May 15, 2007, the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (the “Plan”) to provide a long-term cash bonus opportunity to certain members of the Company’s management and executive officers. The total cumulative payment for all participants (the “Eligible Payment”) is based upon the Company’s Compound Annual Funds From Operations Per Share Growth Rate over the three-year period ending December 31, 2009. The Eligible Payment is further adjusted upward or downward based on the Company’s Total Return compared to a selected peer group. The Company accounts for the Plan in accordance with SFAS 123(R). As of December 31, 2008, the Company had accrued compensation expense of approximately $1.8 million related to the Plan.

Note 16 —	Savings Plan

The Company has a qualified retirement plan, with a salary deferral feature designed to qualify under Section 401 of the Code (the “401(k) Plan”), to cover its employees and those of its Subsidiaries, if any. The 401(k) Plan permits eligible employees of the Company and those of any Subsidiary to defer up to 60% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. In addition, the Company will match 100% of the participant’s contribution up to the first 3% and then 50% of the next 2% for a maximum potential match of 4%.

In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant’s vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 16 —	Savings Plan (continued)

of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company’s contribution to the 401(k) Plan was $465,000, $399,000, and $407,656, for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 17 —	Commitments and Contingencies

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

In connection with such efforts, the Company entered into a settlement agreement with the City of Santa Cruz, California and that, pursuant to the settlement agreement, the City amended its rent control ordinance to exempt the Company’s Property from rent control as long as the Company offers a long term lease which gives the Company the ability to increase rents to market upon turnover and bases annual rent increases on the CPI. The settlement agreement benefits the Company’s stockholders by allowing them to receive the value of their investment in this Property through vacancy decontrol while preserving annual CPI based rent increases in this age-restricted Property.

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 17 —	Commitments and Contingencies (continued)

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

The Company’s efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin (“CMHOA”), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believed had been agreed to by the CMHOA in a settlement agreement. The CMHOA continued to seek damages from the Company in this matter. The Company reached a settlement with the CMHOA in this matter which allows the Company to recover $3.72 of the requested monthly pass-through and does not provide for the payment of any damages to the CMHOA. Both the CMHOA and the Company brought motions to recover their respective attorneys’ fees in the matter, which motions were heard by the Court in January 2007. On January 12, 2007, the Court granted CMHOA’s motion for attorneys’ fees in the amount of $347,000 and denied the Company’s motion for attorneys’ fees. These fees have been fully accrued by the Company as of December 31, 2006. The Company appealed both decisions. On September 19, 2008, the Court of Appeal affirmed the attorneys’ fees rulings. The Company filed a Petition for a Rehearing of that appellate decision. On October 17, 2008, the Court of Appeal issued an order modifying its original opinion in certain respects without changing its judgment. The Company petitioned the California Supreme Court for review of the decision, which was denied. Accordingly, the Company will pay the CMHOA’s attorneys’ fees as previously ordered by the trial court and, to the extent required, incurred on appeal. The Company believes that such lawsuits will be a consequence of the Company’s efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 17 —	Commitments and Contingencies (continued)

In June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinance and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The Court of Appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand, the trial court was directed to decide the issue of damages to the Company from these ordinances, which the Company believes is consistent not only with the Company receiving the economic benefit of invalidating one of the ordinances, but also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. The remand action was tried to the court in the third quarter of 2007. On January 25, 2008, the trial court issued a preliminary ruling determining that the Company had not incurred any damages from these ordinances and actions primarily on the grounds that the ordinances afforded the Company a fair rate of return. The Company sought clarification of this ruling. On April 9, 2008, the court issued a final statement of decision that included a clarification stating that the constitutional issues were not resolved on the merits and that the court had not determined that the ordinances afforded the Company a fair rate of return outside the remand period. The trial court granted a motion for restitution filed by the City in Case No. GIE 020524. The Company filed a notice of appeal on July 2, 2008. In order to avoid further trial and the related expenses, the Company agreed to a stipulated judgment, which requires the Company to put into escrow after entry of the judgment, pending appeal, funds sufficient to pay the judgment with prejudgment interest while preserving the Company’s appellate rights. The parties also disputed whether the trial court’s decision to award restitution encompassed an award of prejudgment interest, as to which the parties submitted additional briefs to the trial court for decision. On October 31, 2008, the court awarded the City some but not all of the prejudgment interest it sought. The stipulated judgment was entered on November 5, 2008, and the Company deposited into the escrow the amounts required by the judgment and continues to deposit monthly disputed amounts until the disputes are resolved on appeal. The appeal is proceeding and briefing will commence after the superior court has filed the supplemental record on appeal. The tenant association continued to seek damages, penalties and fees i n their separate action based on the same claims made on the tenants’ behalf by the City in the City’s case. The Company moved for judgment on the pleadings in the tenant association’s case on the ground that the tenant association’s case is moot in light of the stipulated judgment in the City’s case. On November 6, 2008, the Court granted the Company’s motion for judgment on the pleadings without leave to amend. On February 9, 2009, the tenant association filed a notice of intention to move for new trial in which it stated that it intends to move the Court to set aside the order granting defendant’s motion for judgment on the pleadings. That notice remains pending.

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 17 —	Commitments and Contingencies (continued)

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

As a result of the Company’s efforts to achieve a level of regulatory fairness in California, a commercial lending company, 21st Mortgage Corporation, a Delaware corporation, sued MHC Financing Limited Partnership. Such lawsuit asserts that certain rent increases implemented by the partnership pursuant to the rights afforded to the property owners under the City of San Jose’s rent control ordinance were invalid or unlawful. 21st Mortgage has asserted that it should benefit from the vacancy control provisions of the City’s ordinance as if 21st Mortgage were a “homeowner” and contrary to the ordinance’s provision that rents may be increased without restriction upon termination of the homeowners’ tenancy. In each of the disputed cases, the Company believes it had terminated the tenancy of the homeowner (21st Mortgage’s borrower) through the legal process. The Court, in granting 21st Mortgage’s motion for summary judgment, has indicated that 21st Mortgage may be a “homeowner” within the meaning of the ordinance. The Company does not believe that 21st Mortgage can show that it has ever applied for tenancy, entered into a rental agreement or been accepted as a homeowner in the communities. A bench trial in this matter concluded in January 2008 with the trial court determining that the Company had validly exercised its rights under the rent control ordinance, that the Company had not violated the ordinance and that 21st Mortgage was not entitled to the benefit of rent control protection in the circumstances presented. In April 2008, the Company filed a petition for attorneys’ fees and costs. On August 22, 2008, the Court granted the Company $0.4 million in attorneys’ fees and costs. On October 20, 2008, the Company entered a Post-Judgment Agreement with 21st Mortgage pursuant to which 21st Mortgage paid the Company the $0.4 million in attorneys’ fees and costs that the court had awarded, and the parties agreed to let the trial court’s judgment stand, to otherwise end the litigation, and exchanged releases.

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 17 —	Commitments and Contingencies (continued)

Before any ruling on the Company’s motion to dismiss the amended complaint, the plaintiff asked for and received leave to file a second amended complaint, which the plaintiff filed on April 11, 2008. On May 1, 2008, the Company filed an answer and a motion for summary judgment. The motion for summary judgment was denied with leave to resubmit the motion after further discovery. On or about February 4, 2009, the Company accepted the Plaintiff’s offer to voluntarily dismiss the case with prejudice in exchange for the Company’s waiver of any claim for attorneys’ fees.

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

In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, the Company filed its Second Amended Complaint. Aon filed a motion to dismiss the Second Amended Complaint in its entirety as against Aon, and the insurers moved to dismiss portions of the Second Amended Complaint as against them. The insurers’ motion was denied and they have now answered the Second Amended Complaint. Aon’s motion was granted, with leave granted to the Company to file an amended pleading containing greater factual specificity. The Company did so by adding to the Second Amended Complaint a new Count VII against Aon, which the Company filed on August 15, 2008. Aon then answered the new Count VII in part and moved to strike certain of its allegations. The Court left Count VII undisturbed, except for ruling that the Company’s

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 17 —	Commitments and Contingencies (continued)

alternative claim that Aon was negligent in carrying out its duty to give notice to certain of the insurance carriers on the Company’s behalf should be re-pleaded in the form of a breach of contract theory. On February 2, 2009, the Company filed such a claim in the form of a new Count VIII against Aon. Written discovery proceedings have commenced.

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

California and Washington Wage Claim Class Actions

On October 16, 2008, the Company was served with a class action lawsuit in California state court filed by a single named plaintiff. The suit alleges that, at the time of the PA Transaction, the Company and other named defendants willfully failed to pay former California employees of Privileged Access and its affiliates (“PA”) who became employees of the Company all of the wages they earned during their employment with PA, including accrued vacation time. The suit also alleges that the Company improperly “stripped” those employees of their seniority. The suit asserts claims for alleged violation of the California Labor Code; alleged violation of the California Business & Professions Code and for alleged unfair business practices; alleged breach of contract; alleged breach of the duty of good faith and fair dealing; and for alleged unjust enrichment. The complaint seeks, among other relief, compensatory and statutory damages; restitution; pre-judgment and post-judgment interest; attorney’s fees, expenses and costs; penalties; and exemplary and punitive damages. The complaint does not specify a dollar amount sought. On December 18, 2008, the Company filed a demurrer seeking dismissal of the complaint in its entirety without leave to amend. The hearing on the demurrer is set for March 13, 2009. The plaintiff’s responsive brief is not yet due. The Company will vigorously defend the lawsuit.

On December 16, 2008, the Company was served with a class action lawsuit in Washington state court filed by a single named plaintiff, represented by the same counsel as the plaintiff in the California class action. The complaint asserts on behalf of a putative class of Washington employees of PA who became employees of the Company substantially similar allegations as are alleged in the California class action. The Company’s response to the complaint is not yet due and the Company has not yet filed a response. The Company will vigorously defend the lawsuit.

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 17 —	Commitments and Contingencies (continued)

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

The additional soil testing commenced in July 2008 and was completed in August 2008. Based on the results of the additional soil testing, the Company entered a contract with an environmental consulting company to remediate the site and, with the permission of the EPA, submitted a notice of intent to remediate the site under the supervision of the Pennsylvania Department of Environmental Protection. The contaminated soil has been excavated and stockpiled, will be delivered to facilities approved for receiving such contaminated waste, and has been replaced at the property by clean fill.

In addition, the local township in which the Property is located issued a notice of violation regarding the operation of the wastewater system with respect to various sites at the Property. The Company is in discussions with the Township regarding connecting portions of the Property to the Township’s sewer system, resolving the issues raised by the notice of violation, and eliminating or reducing any potential penalties associated with the notice of violation. While the outcome is still uncertain, the amount of eventual penalties, if any, is not expected to be material.

As a result of these circumstances, the Company decided not to open the Property until these issues can be resolved. In addition, although the potential costs of addressing the environmental issues at the Property are uncertain, based upon information to date, a liability of approximately $0.4 million for future estimated costs is accrued as of December 31, 2008. Based on the information currently available to the Company, the Company expects to be able to re-open the Property in time for the 2009 season.

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 17 —	Commitments and Contingencies (continued)

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

Florida Utility Operations

The Company received notice from the Florida Department of Environmental Protection (“DEP”) that as a result of a compliance inspection it is alleging violations of Florida law relating to the operation of onsite water plants and wastewater treatment plants at seven properties in Florida. The alleged violations relate to record keeping and reporting requirements, physical and operating deficiencies and permit compliance. The Company has investigated each of the alleged violations, including a review of a third party operator hired to oversee such operations. The Company met with the DEP in November 2007 to respond to the alleged violations and as a follow-up to such meeting provided a written response to the DEP in December 2007. In light of the Company’s written response, in late January 2008 the DEP conducted a follow-up compliance inspection at each of the seven properties. In early March 2008, the DEP provided the Company comments in connection with the follow-up inspection, which made various recommendations and raised certain additional alleged violations similar in character to those alleged after the initial inspection. The Company has investigated and responded to the additional alleged violations. While the outcome of this investigation remains uncertain, the Company expects to resolve the issues raised by the DEP by entering into a consent decree in which the Company will agree to make certain improvements in its facilities and operations to resolve the issues and pay certain costs and penalties associated with the violations. In August 2008, the DEP provided the Company a proposed consent order for resolving the issues raised by the DEP, the details of which the Company negotiated with the DEP. On December 2, 2008, a Consent Order was entered resolving the issues raised by the DEP. Pursuant to the Consent Order, the Company paid $5,000 for costs incurred by the DEP. The Company also agreed to pay a penalty of $113,499, which is subject to reduction in the event the Company elects to perform “in-kind” capital improvement projects that the DEP approves. The Company has proposed one such project and may propose another, subject to DEP approval. Accordingly, the amount of the $113,499 penalty that the Company will ultimately be required to pay is not yet certain. The Company also replaced its third party operator hired to oversee onsite water and wastewater operations at each of the seven properties. The Company is evaluating the costs of any improvements to its facilities, which would be capital expenditures depreciated over the estimated useful life of the improvement. During the course of this investigation, one permit for operation of a wastewater treatment plant expired. The Company applied for renewal of the permit and expects the DEP to grant the application after certain determinations and capital improvements are made. In the meantime, the Company is permitted to operate the wastewater treatment plant pursuant to the Consent Order.

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 18 —	Quarterly Financial Data (unaudited)

The following is unaudited quarterly data for 2008 and 2007 (amounts in thousands, except for per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008	3/31	6/30	9/30	12/31

Total revenues(a)	$123,205	$110,909	$118,578	$116,449
Income (loss) from continuing operations(a)	$12,712	$4,069	$1,456	$(80)
Income from discontinued operations(a)	$13	$40	$26	$67
Net income (loss) available for Common Shares	$12,725	$4,109	$1,482	$(13)
Weighted average Common Shares outstanding — Basic	24,200	24,370	24,527	24,765
Weighted average Common Shares outstanding — Diluted	30,386	30,540	30,572	30,505
Net income per Common Share outstanding — Basic	$0.53	$0.17	$0.06	$0.00
Net income per Common Share outstanding — Diluted	$0.52	$0.17	$0.06	$0.00

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007	3/31	6/30	9/30	12/31

Total revenues(a)	$119,031	$105,689	$110,699	$106,482
Income from continuing operations(a)	$12,367	$1,619	$4,040	$4,134
Income from discontinued operations(a)	$3,793	$15	$5,612	$522
Net income available for Common Shares	$16,160	$1,634	$9,652	$4,656
Weighted average Common Shares outstanding — Basic	23,910	24,133	24,148	24,161
Weighted average Common Shares outstanding — Diluted	30,351	30,431	30,418	30,439
Net income per Common Share outstanding — Basic	$0.68	$0.07	$0.40	$0.19
Net income per Common Share outstanding — Diluted	$0.66	$0.07	$0.39	$0.19

(a)	Amounts may differ from previously disclosed amounts due to reclassification of discontinued operations.

Schedule II

Equity LifeStyle Properties, Inc.
Valuation and Qualifying Accounts
December 31, 2008

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period

For the year ended December 31, 2006:
Allowance for doubtful accounts	$1,179,000	$968,000	$(38,000)	$(1,224,000)	$885,000
For the year ended December 31, 2007:
Allowance for doubtful accounts	$885,000	$1,865,000	—	$(1,596,000)	$1,154,000
For the year ended December 31, 2008:
Allowance for doubtful accounts	$1,154,000	$1,951,000	—	$(1,977,000)	$1,128,000

(1)	Deductions represent tenant receivables deemed uncollectible.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2008
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/08
					Depreciable		Depreciable		Depreciable		Accumulated	Date
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquired
Properties Held for Long Term
Hidden Cove	Arley	AL	—	212	632	—	—	212	604	816	(57)	2006
Apollo Village	Phoenix	AZ	(4,856)	932	3,219	—	1,162	932	4,381	5,313	(1,866)	1994
Araby	Yuma	AZ	(3,022)	1,440	4,345	—	213	1,440	4,558	5,998	(764)	2003
Cactus Gardens	Yuma	AZ	(4,566)	1,992	5,984	—	217	1,992	6,201	8,193	(919)	2004
Capri RV	Yuma	AZ	(4,960)	1,595	4,774	—	128	1,595	4,902	6,497	(447)	2006
Carefree Manor	Phoenix	AZ	(3,213)	706	3,040	—	663	706	3,703	4,409	(1,293)	1998
Casa del Sol East II	Glendale	AZ	(4,682)	2,103	6,283	—	1,915	2,103	8,198	10,302	(2,395)	1996
Casa del Sol East III	Glendale	AZ	(6,093)	2,450	7,452	—	670	2,450	8,122	10,572	(2,822)	1998
Casa del Sol West I	Peoria	AZ	(10,096)	2,215	6,467	—	1,866	2,215	8,333	10,548	(2,584)	1996
Casita Verde RV	Casa Grande	AZ	(2,232)	719	2,179	—	48	719	2,227	2,947	(205)	2006
Central Park	Phoenix	AZ	(12,435)	1,612	3,784	—	1,307	1,612	5,091	6,703	(3,663)	1983
Countryside RV	Apache Junction	AZ	—	2,056	6,241	—	351	2,056	6,592	8,648	(1,429)	2002
Desert Paradise	Yuma	AZ	(1,373)	666	2,011	—	78	666	2,089	2,756	(356)	2004
Desert Skies	Phoenix	AZ	(4,930)	792	3,126	—	580	792	3,706	4,498	(1,312)	1998
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	1,414	1,674	6,122	7,795	(2,279)	1998
Fiesta Grande RV	Casa Grande	AZ	(9,425)	2,869	8,653	—	260	2,869	8,913	11,783	(819)	2006
Foothill	Yuma	AZ	(1,350)	459	1,402	—	103	459	1,505	1,964	(258)	2003
Foothills West RV	Casa Grande	AZ	(2,307)	747	2,261	—	30	747	2,291	3,038	(211)	2006
Golden Sun RV	Apache Junction	AZ	—	1,678	5,049	—	117	1,678	5,166	6,844	(1,127)	2002
Hacienda De Valencia	Mesa	AZ	(14,628)	833	2,701	—	4,269	833	6,970	7,803	(3,585)	1984
Monte Vista	Mesa	AZ	(24,314)	11,402	34,355	—	2,926	11,402	37,281	48,682	(5,559)	2004
Palm Shadows	Glendale	AZ	(8,020)	1,400	4,218	—	869	1,400	5,087	6,487	(2,518)	1993
Paradise	Sun City	AZ	(18,656)	6,414	19,263	11	1,217	6,425	20,480	26,905	(3,382)	2004
Sedona Shadows	Sedona	AZ	(2,198)	1,096	3,431	—	1,150	1,096	4,581	5,677	(1,589)	1997
Seyenna Vistas	Mesa	AZ	—	1,354	4,660	6	1,944	1,360	6,604	7,963	(2,808)	1994
Suni Sands	Yuma	AZ	(2,999)	1,249	3,759	—	207	1,249	3,966	5,215	(644)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2008
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/08
					Depreciable		Depreciable		Depreciable		Accumulated	Date
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquired
Sunrise Heights	Phoenix	AZ	(5,426)	1,000	3,016	—	1,392	1,000	4,408	5,408	(1,784)	1994
The Highlands at Brentwood	Mesa	AZ	(10,660)	1,997	6,024	—	1,708	1,997	7,732	9,730	(3,631)	1993
The Meadows	Tempe	AZ	—	2,613	7,887	—	3,329	2,613	11,216	13,830	(4,683)	1994
Venture In	Show Low	AZ	(6,644)	2,050	6,188	—	231	2,050	6,419	8,469	(591)	2006
Viewpoint	Mesa	AZ	(43,809)	24,890	56,340	15	2,936	24,905	59,276	84,181	(9,345)	2004
Whispering Palms	Phoenix	AZ	(3,146)	670	2,141	—	259	670	2,400	3,070	(928)	1998
Mesa Verde	Cottonwood	AZ	—	1,379	4,148	8	217	1,387	4,365	5,752	(293)	2007
California Hawaiian	San Jose	CA	—	5,825	17,755	—	2,423	5,825	20,178	26,003	(7,576)	1997
Colony Park	Ceres	CA	(5,608)	890	2,837	—	531	890	3,368	4,257	(1,384)	1998
Concord Cascade	Pacheco	CA	—	985	3,016	—	1,642	985	4,658	5,644	(3,159)	1983
Contempo Marin	San Rafael	CA	—	4,787	16,379	—	2,934	4,787	19,313	24,101	(9,277)	1994
Coralwood	Modesto	CA	(6,058)	—	5,047	—	405	—	5,452	5,452	(2,139)	1997
Date Palm Country Club	Cathedral City	CA	(14,453)	4,138	14,064	(23)	4,108	4,115	18,172	22,287	(8,648)	1994
Date Palm RV	Cathedral City	CA	—	—	216	—	311	—	527	527	(246)	1994
DeAnza Santa Cruz	Santa Cruz	CA	(5,619)	2,103	7,201	—	1,544	2,103	8,745	10,848	(3,910)	1994
Four Seasons	Fresno	CA	—	756	2,348	—	312	756	2,660	3,416	(1,060)	1997
Laguna Lake	San Luis Obispo	CA	—	2,845	6,520	—	419	2,845	6,939	9,784	(2,631)	1998
Lamplighter	Spring Valley	CA	—	633	2,201	—	1,067	633	3,268	3,901	(2,319)	1983
Las Palmas	Rialto	CA	(3,597)	1,295	3,866	—	225	1,295	4,091	5,386	(641)	2004
Meadowbrook	Santee	CA	—	4,345	12,528	—	1,804	4,345	14,332	18,677	(5,041)	1998
Monte del Lago	Castroville	CA	(21,400)	3,150	9,469	—	2,226	3,150	11,695	14,845	(4,281)	1997
Nicholson Plaza	San Jose	CA	—	—	4,512	—	246	—	4,758	4,758	(1,763)	1997
Pacific Dunes Ranch	Oceana	CA	(5,682)	1,940	5,632	—	122	1,940	5,754	7,694	(892)	2004
Parque La Quinta	Rialto	CA	(4,823)	1,799	5,450	—	92	1,799	5,542	7,341	(939)	2004
Quail Meadows	Riverbank	CA	(5,083)	1,155	3,469	—	370	1,155	3,839	4,994	(1,379)	1998
Rancho Mesa	El Cajon	CA	(9,380)	2,130	6,389	—	560	2,130	6,949	9,078	(2,401)	1998

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2008
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/08
					Depreciable		Depreciable		Depreciable		Accumulated	Date
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquired
Rancho Valley	El Cajon	CA	—	685	1,902	—	1,048	685	2,950	3,635	(2,060)	1983
Royal Holiday	Hemet	CA	—	778	2,643	—	2,069	778	4,712	5,490	(1,224)	1998
Royal Oaks	Visalia	CA	—	602	1,921	—	504	602	2,425	3,027	(899)	1997
San Francisco RV	Pacifica	CA	—	1,656	4,973	4	238	1,660	5,211	6,870	(605)	2005
Santiago Estates	Sylmar	CA	(15,600)	3,562	10,767	—	1,113	3,562	11,880	15,442	(4,293)	1998
Sea Oaks	Los Osos	CA	—	871	2,703	—	402	871	3,105	3,976	(1,139)	1997
Sunshadow	San Jose	CA	—	—	5,707	—	221	—	5,928	5,928	(2,271)	1997
Tahoe Valley	Lake Tahoe	CA	—	1,357	4,071	—	133	1,357	4,204	5,561	(687)	2004
Village of the Four Seasons	San Jose	CA	(14,485)	5,229	15,714	—	397	5,229	16,111	21,340	(2,471)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	6,146	—	23,762	23,762	(9,451)	1997
Santa Cruz Ranch RV	Scotts Valley	CA	—	1,183	3,549	—	163	1,183	3,712	4,895	(162)	2007
Santa Cruz Ranch Warehouse	Scotts Valley	CA	—	412	388	—	—	412	388	800	(17)	2007
Bear Creek	Denver	CO	(4,768)	1,100	3,359	—	388	1,100	3,747	4,848	(1,348)	1998
Cimarron	Broomfield	CO	(15,791)	863	2,790	—	768	863	3,558	4,421	(2,738)	1983
Golden Terrace	Golden	CO	(14,212)	826	2,415	—	1,267	826	3,682	4,508	(2,330)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	711	750	2,976	3,726	(1,145)	1997
Golden Terrace West	Golden	CO	(16,800)	1,694	5,065	—	1,054	1,694	6,119	7,813	(4,246)	1986
Hillcrest Village	Aurora	CO	(26,844)	1,912	5,202	289	2,644	2,201	7,846	10,047	(6,025)	1983
Holiday Hills	Denver	CO	(37,109)	2,159	7,780	—	4,386	2,159	12,166	14,326	(9,075)	1983
Holiday Village	Co. Springs	CO	(11,600)	567	1,759	—	1,071	567	2,830	3,397	(2,050)	1983
Pueblo Grande	Pueblo	CO	(7,698)	241	1,069	—	599	241	1,668	1,908	(1,213)	1983
Woodland Hills	Thornton	CO	(10,812)	1,928	4,408	—	2,579	1,928	6,987	8,915	(3,490)	1994
Aspen Meadows	Rehoboth	DE	(5,492)	1,148	3,460	—	437	1,148	3,897	5,045	(1,451)	1998
Camelot Meadows	Rehoboth	DE	(12,668)	527	2,058	1,251	4,234	1,778	6,292	8,070	(2,165)	1998
Mariners Cove	Millsboro	DE	(16,076)	990	2,971	—	5,428	990	8,399	9,389	(4,099)	1987
McNicol	Rehoboth	DE	(2,648)	562	1,710	—	135	562	1,845	2,408	(654)	1998

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2008
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/08
					Depreciable		Depreciable		Depreciable		Accumulated	Date
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquired
Sweetbriar	Rehoboth	DE	(2,970)	498	1,527	—	385	498	1,912	2,410	(783)	1998
Waterford	Bear	DE	(30,245)	5,250	16,202	—	1,131	5,250	17,333	22,583	(4,534)	1996
Whispering Pines	Lewes	DE	(9,645)	1,536	4,609	—	1,189	1,536	5,798	7,334	(3,662)	1998
Barrington Hills	Hudson	FL	—	1,145	3,437	—	408	1,145	3,845	4,990	(609)	2004
Bay Indies	Venice	FL	(39,655)	10,483	31,559	10	4,686	10,493	36,245	46,738	(17,085)	1994
Bay Lake Estates	Nokomis	FL	(4,370)	990	3,390	—	1,557	990	4,947	5,937	(2,136)	1994
Breezy Hill RV	Pompano Beach	FL	(9,109)	5,424	16,555	—	1,002	5,424	17,557	22,981	(3,611)	2002
Buccaneer	N. Ft. Myers	FL	(17,607)	4,207	14,410	—	2,348	4,207	16,758	20,964	(7,650)	1994
Bulow Village RV	Flagler Beach	FL	—	—	228	—	364	—	592	592	(133)	2001
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	5,962	3,637	6,911	10,548	(2,369)	1994
Carefree Cove	Fort Lauderdale	FL	(4,514)	1,741	5,170	—	443	1,741	5,613	7,354	(853)	2004
Carriage Cove	Daytona Beach	FL	(7,633)	2,914	8,682	—	1,013	2,914	9,695	12,609	(3,643)	1998
Clerbrook	Clermont	FL	(11,217)	3,883	11,700	—	573	3,883	12,273	16,156	(1,132)	2006
Coachwood	Leesburg	FL	(4,006)	1,602	4,822	—	162	1,602	4,984	6,585	(812)	2004
Coquina Crossing	Elkton	FL	—	5,286	5,545	(12)	16,626	5,274	22,171	27,444	(4,311)	1999
Coral Cay	Margate	FL	(18,701)	5,890	20,211	—	6,778	5,890	26,989	32,879	(11,459)	1994
Country Place	New Port Richey	FL	(15,913)	663	—	18	7,225	681	7,225	7,906	(3,920)	1986
Countryside	Vero Beach	FL	(16,406)	3,711	11,133	—	5,218	3,711	16,351	20,062	(5,297)	1998
Crystal Isles	Crystal River	FL	(2,675)	926	2,787	—	150	926	2,937	3,863	(479)	2004
Down Yonder	Largo	FL	(13,495)	2,652	7,981	—	188	2,652	8,169	10,821	(1,751)	1998
East Bay Oaks	Largo	FL	(11,900)	1,240	3,322	—	914	1,240	4,236	5,476	(3,164)	1983
Eldorado Village	Largo	FL	(8,190)	778	2,341	—	756	778	3,097	3,875	(2,284)	1983
Fort Myers Beach Resort	Fort Myers Beach	FL	—	1,188	3,593	—	(71)	1,188	3,522	4,710	(700)	2004
Glen Ellen	Clearwater	FL	—	619	1,882	—	30	619	1,912	2,531	(402)	2002
Grand Island	Grand Island	FL	—	1,723	5,208	125	3,592	1,848	8,800	10,648	(2,061)	2001
Gulf Air Resort	Fort Myers Beach	FL	—	1,609	4,830	—	(84)	1,609	4,746	6,355	(788)	2004
Gulf View	Punta Gorda	FL	(1,479)	717	2,158	—	869	717	3,027	3,744	(424)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2008
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/08
					Depreciable		Depreciable		Depreciable		Accumulated	Date
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquired
Hacienda Village	New Port Richey	FL	(9,017)	4,297	13,088	—	1,672	4,297	14,760	19,056	(2,831)	2002
Harbor Lakes	Port Charlotte	FL	—	3,384	10,154	—	293	3,384	10,447	13,831	(1,703)	2004
Harbor View	New Port Richey	FL	(7,430)	4,045	12,146	—	88	4,030	12,234	16,264	(2,608)	2002
Heritage Plantation	Vero Beach	FL	(13,015)	2,403	7,259	—	1,812	2,403	9,071	11,474	(4,020)	1994
Highland Wood RV	Pompano Beach	FL	(2,149)	1,043	3,130	—	79	1,030	3,209	4,239	(676)	2002
Hillcrest	Clearwater	FL	(7,657)	1,278	3,928	—	959	1,278	4,887	6,165	(1,906)	1998
Holiday Ranch	Clearwater	FL	(4,810)	925	2,866	—	281	925	3,147	4,072	(1,187)	1998
Holiday Village	Vero Beach	FL	—	350	1,374	—	215	350	1,589	1,940	(600)	1998
Holiday Village	Ormond Beach	FL	(10,266)	2,610	7,837	—	188	2,610	8,025	10,636	(1,698)	2002
Indian Oaks	Rockledge	FL	(2,841)	1,089	3,376	—	857	1,089	4,233	5,322	(1,636)	1998
Island Vista	North Ft. Myers	FL	(14,800)	5,004	15,066	—	61	5,004	15,127	20,132	(1,379)	2006
Lake Fairways	N. Ft. Myers	FL	(29,763)	6,075	18,134	35	1,822	6,110	19,956	26,066	(9,301)	1994
Lake Haven	Dunedin	FL	(11,349)	1,135	4,047	—	2,911	1,135	6,958	8,093	(4,285)	1983
Lake Magic	Clermont	FL	—	1,595	4,793	—	92	1,595	4,885	6,480	(787)	2004
Lakes at Countrywood	Plant City	FL	(9,195)	2,377	7,085	—	1,468	2,377	8,553	10,930	(2,195)	2001
Lakewood Village	Melbourne	FL	(9,593)	1,862	5,627	—	1,447	1,862	7,074	8,937	(3,211)	1994
Lighthouse Pointe	Port Orange	FL	(14,029)	2,446	7,483	23	1,139	2,469	8,622	11,091	(3,247)	1998
Manatee	Bradenton	FL	—	2,300	6,903	—	314	2,300	7,217	9,517	(1,168)	2004
Maralago Cay	Lantana	FL	(20,793)	5,325	15,420	—	4,420	5,325	19,840	25,165	(7,045)	1997
Meadows at Countrywood	Plant City	FL	(17,301)	4,514	13,175	—	3,789	4,514	16,964	21,478	(5,970)	1998
Mid-Florida Lakes	Leesburg	FL	(21,894)	5,997	20,635	—	7,773	5,997	28,408	34,405	(12,141)	1994
Oak Bend	Ocala	FL	(5,640)	850	2,572	—	1,062	850	3,634	4,484	(1,808)	1993
Oaks at Countrywood	Plant City	FL	—	1,111	2,513	(265)	3,914	846	6,427	7,274	(1,612)	1998
Park City West	Fort Lauderdale	FL	(15,391)	4,187	12,561	—	378	4,184	12,939	17,122	(2,088)	2004
Pasco	Lutz	FL	—	1,494	4,484	—	142	1,494	4,626	6,121	(764)	2004
Pickwick	Port Orange	FL	(7,697)	2,803	8,870	—	1,135	2,803	10,005	12,808	(3,524)	1998
Pine Lakes	N. Ft. Myers	FL	(38,256)	6,306	14,579	21	6,687	6,327	21,266	27,593	(9,461)	1994

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2008
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/08
					Depreciable		Depreciable		Depreciable		Accumulated	Date
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquired
Pioneer Village	N. Ft. Myers	FL	(9,801)	4,116	12,353	—	1,244	4,116	13,597	17,713	(2,166)	2004
Ramblers Rest	Venice	FL	(15,526)	4,646	14,201	—	706	4,646	14,907	19,553	(1,364)	2006
Royal Coachman	Nokomis	FL	(12,786)	5,321	15,978	—	746	5,321	16,724	22,045	(2,704)	2004
Shangri La	Largo	FL	(4,250)	1,722	5,200	—	45	1,722	5,245	6,968	(860)	2004
Sherwood Forest	Kissimmee	FL	(31,072)	4,852	14,596	—	4,842	4,852	19,438	24,290	(6,751)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	568	1,813	3,438	5,434	8,872	(1,997)	1998
Silk Oak	Clearwater	FL	(3,407)	1,649	5,028	—	49	1,649	5,077	6,726	(1,054)	2002
Silver Dollar	Odessa	FL	(8,643)	4,107	12,431	—	1,045	4,107	13,476	17,583	(2,248)	2004
Sixth Ave	Zephryhills	FL	(2,137)	837	2,518	—	14	837	2,532	3,369	(432)	2004
Southern Palms	Eustis	FL	—	2,169	5,884	—	2,492	2,169	8,376	10,545	(2,921)	1998
Southernaire	Mt. Dora	FL	(1,977)	796	2,395	—	49	796	2,444	3,240	(403)	2004
Sunshine Holiday	Ormond Beach	FL	—	2,001	6,004	—	334	2,001	6,338	8,338	(1,022)	2004
Sunshine Holiday RV	Fort Lauderdale	FL	(8,039)	3,099	9,286	—	246	3,099	9,532	12,630	(1,472)	2004
Sunshine Key	Big Pine Key	FL	(15,602)	5,273	15,822	—	1,151	5,273	16,973	22,245	(2,703)	2004
Sunshine Travel	Vero Beach	FL	—	1,603	4,813	—	227	1,603	5,040	6,643	(801)	2004
Terra Ceia	Palmetto	FL	(2,390)	965	2,905	—	70	965	2,975	3,940	(493)	2004
The Heritage	N. Ft. Myers	FL	(12,509)	1,438	4,371	346	3,889	1,784	8,260	10,045	(3,655)	1993
The Meadows	Palm Beach Gardens	FL	(5,770)	3,229	9,870	—	1,976	3,229	11,846	15,075	(3,735)	1999
Three Flags RV Resort	Wildwood	FL	—	228	684	—	5	228	689	916	(65)	2006
Toby’s	Arcadia	FL	(3,218)	1,093	3,280	—	14	1,093	3,294	4,388	(573)	2003
Topics	Spring Hill	FL	(2,113)	844	2,568	—	316	844	2,884	3,729	(470)	2004
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	4,040	5,677	21,156	26,833	(3,589)	2004
Tropical Palms	Punta Gorda	FL	(7,441)	2,365	7,286	—	136	2,365	7,422	9,787	(685)	2006
Vacation Village	Largo	FL	(2,135)	1,315	3,946	—	118	1,315	4,064	5,379	(650)	2004
Villas at Spanish Oaks	Ocala	FL	(12,600)	2,250	6,922	—	1,006	2,250	7,928	10,178	(3,965)	1993
Windmill Manor	Bradenton	FL	(5,773)	2,153	6,125	—	1,390	2,153	7,515	9,667	(2,633)	1998
Windmill Village	N. Ft. Myers	FL	(16,948)	1,417	5,440	—	1,808	1,417	7,248	8,665	(5,484)	1983

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2008
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/08
					Depreciable		Depreciable		Depreciable		Accumulated	Date
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquired
Winds of St. Armands North	Sarasota	FL	(19,935)	1,523	5,063	—	2,796	1,523	7,859	9,383	(5,119)	1983
Winds of St. Armands South	Sarasota	FL	(12,829)	1,106	3,162	—	978	1,106	4,140	5,246	(3,062)	1983
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	73	2,321	7,035	9,356	(372)	2007
Pine Island Resort	St. James City	FL	—	1,678	5,044	—	63	1,678	5,107	6,785	(240)	2007
Golf Vistas Estates	Monee	IL	(13,801)	2,843	4,719	—	6,473	2,843	11,192	14,035	(3,730)	1997
O’Connell’s	Amboy	IL	(4,677)	1,648	4,974	—	361	1,648	5,335	6,984	(978)	2004
Pine Country	Belvidere	IL	—	55	166	—	45	55	211	266	(13)	2006
Willow Lake Estates	Elgin	IL	(17,789)	6,138	21,033	—	4,963	6,138	25,996	32,134	(11,593)	1994
Lakeside	New Carlisle	IN	—	426	1,281	—	49	426	1,330	1,756	(228)	2004
Oak Tree Village	Portage	IN	(9,680)	—	—	569	3,769	569	3,769	4,338	(2,362)	1987
Twin Mills RV	Howe	IN	(2,524)	1,391	4,186	—	64	1,399	4,250	5,649	(300)	2006
Diamond Caverns Resort & Golf Club	Park City	KY	—	530	1,594	—	(118)	530	1,476	2,006	(139)	2006
Gateway to Cape Cod	Rochester	MA	—	96	288	—	42	96	330	426	(22)	2006
Old Chatham RV	South Dennis	MA	(5,387)	1,760	5,293	—	15	1,760	5,308	7,068	(604)	2005
Sturbridge	Sturbridge	MA	—	116	347	—	179	116	526	642	(26)	2006
Moody Beach	Moody	ME	—	97	292	—	83	97	375	472	(22)	2006
Pinehirst RV Park	Old Orchard Beach	ME	(5,805)	1,942	5,827	—	56	1,942	5,883	7,825	(669)	2005
Mt. Desert Narrows	Bar Harbor	ME	—	1,042	3,127	(5)	—	1,037	3,137	4,174	(114)	2007
Narrows Too	Trenton	ME	—	1,469	4,408	(6)	—	1,463	4,406	5,869	(160)	2007
Patton Pond	Ellsworth	ME	—	267	802	—	—	267	834	1,101	(30)	2007
Bear Cave Resort	Buchanan	MI	—	176	573	—	—	176	507	682	(45)	2006
Goose Creek	Newport	NC	(11,808)	4,612	13,848	750	1,201	5,362	15,049	20,410	(2,412)	2004
Green Mountain Park	Lenoir	NC	—	1,037	3,121	—	(107)	1,037	3,014	4,051	(273)	2006
Lake Gaston	Littleton	NC	—	136	409	—	52	136	461	597	(30)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	(18)	1,504	4,569	6,072	(337)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2008
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/08
					Depreciable		Depreciable		Depreciable		Accumulated	Date
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquired
Scenic	Asheville	NC	(3,745)	1,183	3,511	—	6	1,183	3,517	4,700	(325)	2006
Twin Lakes	Chocowinity	NC	(3,582)	1,719	3,361	(10)	90	1,709	3,451	5,160	(575)	2004
Waterway RV	Cedar Point	NC	(5,885)	2,392	7,185	—	81	2,392	7,266	9,659	(1,196)	2004
Sandy Beach RV	Contoocook	NH	(5,100)	1,755	5,265	—	31	1,755	5,296	7,051	(608)	2005
Tuxbury Resort	South Hampton	NH	(1,134)	3,557	3,910	—	—	3,557	3,989	7,546	(164)	2007
Lake & Shore	Ocean View	NJ	—	397	1,192	—	68	397	1,260	1,658	(85)	2006
Sea Pines	Swainton	NJ	—	208	625	—	57	208	682	891	(46)	2006
Bonanza	Las Vegas	NV	(9,062)	908	2,643	—	1,485	908	4,128	5,036	(2,836)	1983
Boulder Cascade	Las Vegas	NV	(8,398)	2,995	9,020	—	2,170	2,995	11,190	14,185	(3,861)	1998
Cabana	Las Vegas	NV	(7,743)	2,648	7,989	—	510	2,648	8,499	11,147	(4,088)	1994
Flamingo West	Las Vegas	NV	(14,333)	1,730	5,266	—	1,386	1,730	6,652	8,382	(3,050)	1994
Villa Borega	Las Vegas	NV	(6,250)	2,896	8,774	—	1,005	2,896	9,779	12,675	(3,634)	1997
Alpine Lake	Corinth	NY	(13,948)	4,783	14,125	153	147	4,936	14,272	19,209	(1,633)	2005
Brennan Beach	Pulaski	NY	(20,664)	7,325	21,141	—	1,377	7,325	22,518	29,843	(2,504)	2005
Greenwood Village	Manorville	NY	(25,718)	3,667	9,414	484	4,063	4,151	13,477	17,628	(4,470)	1998
Lake George Escape	Lake George	NY	—	3,558	10,708	4	223	3,562	10,931	14,493	(1,245)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	2	540	1,628	2,168	(50)	2008
Rondout Valley Resort	Accord	NY	—	1,115	3,344	—	(117)	1,115	3,227	4,341	(294)	2006
Falcon Wood Village	Eugene	OR	(5,081)	1,112	3,426	—	395	1,112	3,821	4,934	(1,432)	1997
Mt. Hood	Welches	OR	—	1,817	5,733	—	(35)	1,817	5,698	7,516	(1,337)	2002
Quail Hollow	Fairview	OR	—	—	3,249	—	379	—	3,628	3,628	(1,367)	1997
Shadowbrook	Clackamas	OR	(6,175)	1,197	3,693	—	319	1,197	4,012	5,209	(1,565)	1997
Appalachian	Shartlesville	PA	(4,234)	1,666	5,044	—	(37)	1,666	5,007	6,673	(355)	2006
Circle M	Lancaster	PA	—	347	1,041	—	55	347	1,096	1,443	(74)	2006
Dutch County	Manheim	PA	—	93	278	—	45	93	323	416	(21)	2006
Gettysburg Farm	Dover	PA	—	117	350	—	43	117	393	510	(26)	2006
Green Acres	Breinigsville	PA	(30,167)	2,680	7,479	—	3,671	2,680	11,150	13,830	(6,600)	1988

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2008
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/08
					Depreciable		Depreciable		Depreciable		Accumulated	Date
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquired
Scotrun	Scotrun	PA	—	161	483	—	41	161	524	685	(35)	2006
Spring Gulch	New Holland	PA	(4,485)	1,593	4,795	—	112	1,593	4,907	6,499	(830)	2004
Timothy Lake North	East Stroudsburg	PA	—	311	933	—	92	311	1,025	1,336	(67)	2006
Timothy Lake South	East Stroudsburg	PA	—	216	649	—	31	216	680	897	(46)	2006
Inlet Oaks	Murrells Inlet	SC	(4,836)	1,546	4,642	—	28	1,546	4,670	6,216	(426)	2006
The Oaks at Point South	Yemassee	SC	—	267	814	—	(22)	267	792	1,060	(71)	2006
Country Sunshine	Weslaco	TX	(2,336)	627	1,881	—	726	627	2,607	3,233	(371)	2004
Fun n Sun RV	San Benito	TX	—	2,533	—	412	10,739	2,945	10,739	13,684	(3,839)	1998
Lakewood	Harlingen	TX	—	325	979	—	92	325	1,071	1,396	(188)	2004
Paradise Park RV	Harlingen	TX	(4,589)	1,568	4,705	—	191	1,568	4,896	6,464	(794)	2004
Paradise South	Mercedes	TX	(1,665)	448	1,345	—	191	448	1,536	1,984	(237)	2004
Southern Comfort	Weslaco	TX	(2,684)	1,108	3,323	—	130	1,108	3,453	4,560	(558)	2004
Sunshine RV	Harlingen	TX	—	1,494	4,484	—	545	1,494	5,029	6,523	(763)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	233	1,221	4,042	5,263	(935)	2002
All Seasons	Salt Lake City	UT	(3,411)	510	1,623	—	271	510	1,894	2,404	(767)	1997
Westwood Village	Farr West	UT	(10,924)	1,346	4,179	—	1,475	1,346	5,654	6,999	(2,198)	1997
Harbor View	Colonial Beach	VA	—	67	202	—	297	67	499	566	(29)	2006
Meadows of Chantilly	Chantilly	VA	(34,344)	5,430	16,440	—	5,661	5,430	22,101	27,530	(9,790)	1994
Williamsburg	Williamsburg	VA	—	117	350	—	40	117	390	506	(26)	2006
Kloshe Illahee	Federal Way	WA	(5,423)	2,408	7,286	—	473	2,408	7,759	10,167	(2,926)	1997
Arrowhead	Wisconsin Dells	WI	(1,772)	522	1,616	—	(5)	522	1,611	2,133	(126)	2006
Caledonia	Caledonia	WI	—	376	1,127	10	31	386	1,158	1,544	(160)	2004
Fremont	Fremont	WI	(4,077)	1,432	4,296	5	204	1,437	4,500	5,937	(635)	2004
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	16	714	2,168	2,882	(192)	2006
Yukon Trails	Lyndon Station	WI	—	547	1,629	9	103	556	1,732	2,288	(251)	2004
Thousand Trails (57 Properties)	Various		—	48,537	113,253	577	6,174	49,114	119,427	168,541	(16,145)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2008
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/08
					Depreciable		Depreciable		Depreciable		Accumulated	Date
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquired
Thousand Trails (2 Properties)	Various		—	1,800	8,200	—	—	1,800	8,200	10,000	(456)	2006
Subtotal of Properties Held for Long Term			(1,553,099)	534,336	1,556,577	5,382	297,742	539,695	1,854,344	2,394,039	(542,120)
Properties Held for Sale
Creekside	Wyoming	MI	(3,676)	1,109	3,646	—	186	1,116	3,831	4,941	(932)	1998
Casa Village	Billings	MT	(10,628)	1,011	3,109	158	3,721	1,168	6,830	7,997	(3,175)	1983
Subtotal of Properties Held for Sale			(14,302)	2,120	6,755	158	3,907	2,277	10,662	12,939	(4,104)
Realty Systems, Inc.			—	—	—	—	65,202	—	65,202	65,202	(3,339)	2002
Management Business			—	—	436	—	18,399	—	18,835	18,835	(11,667)	1990

			(1,567,403)	536,456	1,563,768	5,540	385,249	541,979	1,949,042	2,491,021	(561,233)

NOTES:

(1)	For depreciable property, the Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen year estimated life for building upgrades and a three-to-seven year estimated life for furniture and fixtures.

(2)	The schedule excludes Properties in which the Company has a non-controlling joint venture interest and accounts for using the equity method of accounting.

(3)	The balance of furniture and fixtures included in the total amounts was approximately $36.3 million as of December 31, 2008.

(4)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $2.5 billion, as of December 31, 2008.

(5)	All Properties were acquired, except for Country Place Village, which was constructed.

(6)	These properties were held for sale as of December 31, 2008, pursuant to FAS 144.

Schedule III

Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2008

The changes in total real estate for the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006

Balance, beginning of year	$2,396,115	$2,337,460	$2,152,567
Acquisitions	10,393	45,646	164,949
Improvements	26,716	29,384	32,205
Dispositions and other	—	(16,375)	(12,261)
Inventory reclassification	57,797	—	—

Balance, end of year	$2,491,021	$2,396,115	$2,337,460

The changes in accumulated depreciation for the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006

Balance, beginning of year	$494,211	$435,809	$378,325
Depreciation expense(a)	67,022	63,991	60,770
Dispositions and other	—	(5,589)	(3,286)

Balance, end of year	$561,233	$494,211	$435,809

(a)	Excludes approximately $0.8 million of unamortized lease costs expenses related to the termination of the Privileged Access lease and includes approximately $1.2 million of depreciation from rental operations included in Ancillary services revenues, net.