Form 10-Q
period 2009-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2009-05-11
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
25,278,455 shares of Common Stock as of May 4, 2009.

Equity LifeStyle Properties, Inc.

Part I — Financial Information
Item 1. Financial Statements
Index To Financial Statements
Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
(amounts in thousands, except share and per share data)

	March 31,
	2009	December 31,
	(unaudited)	2008
Assets
Investment in real estate:
Land	$546,398	$541,979
Land improvements	1,742,811	1,725,752
Buildings and other depreciable property	227,788	223,290

	2,516,997	2,491,021
Accumulated depreciation	(579,455)	(561,233)

Net investment in real estate	1,937,542	1,929,788
Cash and cash equivalents	16,679	45,312
Notes receivable, net	30,209	31,799
Investment in joint ventures	9,522	9,676
Rent and other customer receivables, net	1,293	1,040
Deferred financing costs, net	12,620	12,408
Inventory, net	10,286	12,934
Deferred commission expense	5,137	3,644
Escrow deposits and other assets	43,827	45,046

Total Assets	$2,067,115	$2,091,647

Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,609,703	$1,569,403
Unsecured lines of credit	1,300	93,000
Accrued payroll and other operating expenses	75,855	66,656
Deferred revenue – sale of right-to-use contracts	15,774	10,611
Accrued interest payable	8,546	8,335
Rents and other customer payments received in advance and security deposits	41,822	41,302
Distributions payable	7,638	6,106

Total Liabilities	1,760,638	1,795,413

Commitments and contingencies
Non-controlling interests — Perpetual Preferred OP Units	200,000	200,000
Equity:
Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 100,000,000 shares authorized; 25,268,229 and 25,051,322 shares issued and outstanding for March 31, 2009 and December 31, 2008, respectively	238	238
Paid-in capital	321,817	320,084
Distributions in excess of accumulated earnings	(234,279)	(241,609)

Total Stockholders’ Equity	87,776	78,713

Non-controlling interests — Common OP Units	18,701	17,521

Total Equity	106,477	96,234

Total Liabilities and Equity	$2,067,115	$2,091,647

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Quarters Ended March 31, 2009 and 2008
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended
	March 31,
	2009	2008
Property Operations:
Community base rental income	$63,184	$61,034
Resort base rental income	35,458	34,597
Right-to-use annual payments	12,895	—
Right-to-use contracts current period, gross	5,577	—
Right-to-use contracts, deferred, net of prior period amortization	(5,163)	—
Utility and other income	12,404	10,791

Property operating revenues	124,355	106,422
Property operating and maintenance	42,004	33,769
Real estate taxes	8,456	7,440
Sales and marketing, gross	3,072	—
Sales and marketing, deferred commissions, net	(1,493)	—
Property management	8,704	5,294

Property operating expenses (exclusive of depreciation shown separately below)	60,743	46,503

Income from property operations	63,612	59,919

Home Sales Operations:
Gross revenues from inventory home sales	1,211	6,195
Cost of inventory home sales	(2,117)	(6,750)

Loss from inventory home sales	(906)	(555)
Brokered resale revenues, net	186	367
Home selling expenses	(1,072)	(1,513)
Ancillary services revenues, net	1,156	1,448

Loss from home sales operations and other	(636)	(253)

Other Income and (Expenses):
Interest income	1,383	387
Income from other investments, net	2,523	6,910
General and administrative	(6,157)	(5,399)
Rent control initiatives	(146)	(1,347)
Interest and related amortization	(24,550)	(24,984)
Depreciation on corporate assets	(168)	(98)
Depreciation on real estate assets	(17,399)	(16,274)

Total other expenses, net	(44,514)	(40,805)

Equity in income of unconsolidated joint ventures	1,903	884

Consolidated income from continuing operations	20,365	19,745

Discontinued Operations:
Discontinued operations	126	57
Loss on sale from discontinued real estate	(20)	(41)

Income from discontinued operations	106	16

Consolidated net income	20,471	19,761
Income allocated to non-controlling interests:
Common OP Units	(2,794)	(3,004)
Perpetual Preferred OP Units	(4,033)	(4,032)

Net income available for Common Shares	$13,644	$12,725

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations (Continued)
For the Quarters Ended March 31, 2009 and 2008
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended
	March 31,
	2009	2008
Earnings per Common Share – Basic:
Income from continuing operations	$0.55	$0.53
Income from discontinued operations	—	—

Net income available for Common Shares	$0.55	$0.53

Earnings per Common Share – Fully Diluted:
Income from continuing operations	$0.54	$0.52
Income from discontinued operations	—	—

Net income available for Common Shares	$0.54	$0.52

Distributions declared per Common Share outstanding	$0.25	$0.20

Weighted average Common Shares outstanding – basic	24,945	24,200

Weighted average Common Shares outstanding – fully diluted	30,523	30,386

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Quarter Ended March 31, 2009
(amounts in thousands)
(unaudited)

			Distributions in
			Excess of
			Accumulated	Non-controlling
	Common		Comprehensive	interests –
	Stock	Paid-in Capital	Earnings	Common OP Units	Total Equity
Balance, December 31, 2008	$238	$320,084	$(241,609)	$17,521	$96,234
Conversion of OP Units to common stock		706		(706)	—
Issuance of common stock through exercise of options		17			17
Issuance of common stock through employee stock purchase plan		332			332
Compensation expense related to stock options and restricted stock		1,185			1,185
Repurchase of common stock		(108)			(108)
Adjustment for Common OP Unitholders in the Operating Partnership		(399)		399	—
Net income			13,644	2,794	16,438
Distributions			(6,314)	(1,307)	(7,621)

Balance, March 31, 2009	$238	$321,817	$(234,279)	$18,701	$106,477

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended March 31, 2009 and 2008
(amounts in thousands)
(unaudited)

	March 31,	March 31,
	2009	2008
Cash Flows From Operating Activities:
Consolidated net income	$20,471	$19,749
Adjustments to reconcile net income to Cash provided by operating activities:
Loss on sale of properties and other	20	41
Depreciation expense	18,459	16,961
Amortization expense	749	704
Debt premium amortization	(257)	(320)
Equity in income of unconsolidated joint ventures	(2,229)	(1,476)
Distributions from unconsolidated joint ventures	2,011	1,006
Amortization of stock-related compensation	1,185	1,593
Revenue recognized from right-to-use contract sales	(414)	—
Amortized commission expense related to right-to-use contract sales	136	—
Accrued long term incentive plan compensation	779	274
Increase in provision for uncollectible rents receivable	264	163
Increase in provision for inventory reserve	855	314
Changes in assets and liabilities:
Rent and other customer receivables, net	(517)	84
Inventory	192	563
Deferred commissions expense	(1,629)	—
Escrow deposits and other assets	1,414	(4,798)
Accrued payroll and other operating expenses	2,206	(216)
Deferred revenue – sales of right-to-use contracts	5,577	—
Rents received in advance and security deposits	5,586	5,398

Net cash provided by operating activities	54,858	40,040

Cash Flows From Investing Activities:
Acquisition of real estate	(5,048)	(3,984)
Net tax-deferred exchange withdrawal	—	2,124
Joint Ventures:
Investments in	—	(5,108)
Distributions from	—	—
Net repayment (borrowings) of notes receivable	1,590	(85)
Capital improvements	(6,523)	(4,184)

Net cash used in investing activities	(9,981)	(11,237)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	349	2,309
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(10,122)	(8,557)
Stock repurchase and Unit redemption	(108)	—
Lines of credit:
Proceeds	38,700	39,800
Repayments	(130,400)	(60,700)
Principal repayments and mortgage debt payoff	(28,106)	(4,841)
New financing proceeds	56,813	—
Debt issuance costs	(636)	(32)

Net cash used in financing activities	(73,510)	(32,021)

Net decrease in cash and cash equivalents	(28,633)	(3,218)
Cash and cash equivalents, beginning of period	45,312	5,785

Cash and cash equivalents, end of period	$16,679	$2,567

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Quarters Ended March 31, 2009 and 2008
(amounts in thousands)
(unaudited)

	March 31,	March 31,
	2009	2008
Supplemental Information:
Cash paid during the period for interest	$24,325	$24,295
Non-cash activities:
Real estate acquisition and disposition
Mortgage debt assumed and financed on acquisition of real estate	$11,851	$—
Other assets and liabilities, net, acquired on acquisition of real estate	$941	$36

Inventory reclassified to Buildings and other depreciable property	$1,830	$—

Acquisition of operations of Privileged Access
Assumption of assets and liabilities:
Escrow deposits and other assets	$1,652	$—
Accrued payroll and other operating expenses	$(3)	$—
Rents received in advance and security deposits	$(125)	$—
The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements
Definition of Terms:
     Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”), are referred to herein as the “Company,” “ELS,” “we,” “us,” and “our.” Capitalized terms used but not defined herein are as defined in the Company’s Annual Report on Form 10-K (“2008 Form 10-K”) for the year ended December 31, 2008.
Presentation:
     These unaudited Consolidated Financial Statements have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2008 Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2008 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full year results.
Note 1 – Summary of Significant Accounting Policies
(a) Basis of Consolidation
     The Company consolidates its majority-owned subsidiaries in which it has the ability to control the operations of the subsidiaries and all variable interest entities with respect to which the Company is the primary beneficiary. The Company also consolidates entities in which it has a controlling direct or indirect voting interest. All inter-company transactions have been eliminated in consolidation. The Company’s acquisitions on or prior to December 31, 2008 were all accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). For business combinations for which the acquisition date is on or after January 1, 2009, the purchase price of Properties will be accounted for in accordance with Statement of Financial Accounting Standard No. 141R, “Business Combinations,” (“SFAS No. 141R”).
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
(d) Inventory
     Inventory primarily consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. The expense for the inventory reserve is included in the cost of home sales in our Consolidated Statements of Operations. (See Note 6 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”)).
(e) Real Estate
     In accordance with SFAS No. 141R, which is effective for acquisitions on or after January 1, 2009, we recognize all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. We also recognize transaction costs as they are incurred.
     Acquisitions prior to December 31, 2008 were accounted for in accordance with SFAS No. 141, and we allocated the purchase price of Properties we acquired to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be available in connection with the acquisition or financing of the respective Property and other market data. We also consider information obtained about each Property as a result of our due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.
     Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We generally use a 30-year estimated life for buildings acquired and structural and land improvements (including site development), a ten-year estimated life for building upgrades and a five-year estimated life for furniture, fixtures and equipment. Used manufactured homes held for rent are depreciated based on its model year with a minimum of 15 years and new manufactured homes held for rent are depreciated using a 20-year estimated life from its model year down to a salvage value of 40% of the original costs. Depreciation on rental homes is included in ancillary services, net. In connection with the PA Transaction, we acquired approximately $2.0 million in used resort cottages. The used resort cottages are depreciated using a 20-year estimated life and are included in corporate and other depreciation.
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

Note 1 – Summary of Significant Accounting Policies (continued)
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
       As of March 31, 2009 and December 31, 2008, the carrying amounts of identified intangible assets, a component of “Escrow deposits and other assets” on our consolidated balance sheets, were approximately $4.3 million and $4.2 million, respectively. Amortization of identified intangibles assets was approximately $218,000 and $129,000 as of March 31, 2009 and December 31, 2008, respectively.
(g) Cash and Cash Equivalents
     We consider all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of March 31, 2009 and December 31, 2008 include approximately $0.4 million of restricted cash.
(h) Notes Receivable
     Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, unamortized discounts or premiums, and an allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases we finance the sales of homes to our customers (referred to as “Chattel Loans”) which loans are secured by the homes. The allowance for the Chattel Loans is calculated based on a review of loan agings and a comparison of the outstanding principal balance of the Chattel Loans compared to the current estimated market value of the underlying manufactured home collateral.
     Beginning August 14, 2008, as a result of the PA Transaction, the Company also now provides financing for nonrefundable upfront payments on sales of right-to-use contracts (“Contracts Receivable”). Based upon historical collection rates and current economic trends, when a sale is financed, a reserve is established for a portion of the Contracts Receivable balance estimated to be uncollectible. The allowance and the rate at which the Company provides for losses on its Contracts Receivable could be increased or decreased in the future based on the Company’s actual collection experience. (See Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-Q).

Note 1 – Summary of Significant Accounting Policies (continued)
(i) Investments in Joint Ventures
     Investments in joint ventures in which the Company does not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to its operations and major decisions, are accounted for using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of the equity in net income or loss from the date of acquisition and reduced by distributions received. The income or loss of each entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interests held by each investor. Differences between the carrying amount of the Company’s investment in the respective entities and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets, as applicable. (See Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-Q).
(j) Income from Other Investments, net
     Income from other investments, net, primarily includes revenue relating to the Company’s former ground leases with Privileged Access. The ground leases were terminated on August 14, 2008 due to the PA Transaction. The ground leases with Privileged Access were for approximately 24,300 sites at 82 of the Company’s Properties and were accounted for in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases. The Company recognized income related to these ground leases of approximately $0.0 million and $6.4 million for the quarters ended March 31, 2009 and 2008, respectively.
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
     Approximately 70 Florida Properties suffered damage from the five hurricanes that struck the state during 2004 and 2005. As of April 15, 2009, the Company estimates its total claim to exceed $21.0 million and has made claims for full recovery of these amounts, subject to deductibles.
     The Company has received proceeds from insurance carriers of approximately $10.5 million through March 31, 2009. The proceeds were accounted for in accordance with the Statement of Financial Accounting Standards No.5, “Accounting for Contingencies” (“SFAS No. 5”). During the quarter ended March 31, 2009, approximately $1.6 million has been recognized as a gain on insurance recovery, which is net of approximately $0.1 million of contingent legal fees and included in income from other investments, net.
     On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion of this lawsuit.
(l) Fair Value of Financial Instruments
     The Company’s financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, and mortgage notes payable. The fair values of all financial instruments, including notes receivable, were not materially different from their carrying values at March 31, 2009 and December 31, 2008.

Note 1 – Summary of Significant Accounting Policies (continued)
(m) Deferred Financing Costs, net
     Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the lines of credit, unamortized deferred financing fees are accounted for in accordance with, Emerging Issues Task Force No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF No. 98-14”). Accumulated amortization for such costs was $13.3 million and $13.1 million at March 31, 2009 and December 31, 2008, respectively.
(n) Revenue Recognition
     The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We will reserve for receivables when we believe the ultimate collection is less than probable. Our provision for uncollectible rents receivable was approximately $1.8 million and $1.5 million as of March 31, 2009 and December 31, 2008, respectively.
     The sales of right-to-use contracts are recognized in accordance with Staff Accounting Bulletin 104, Revenue Recognition in Consolidated Financial Statements, Corrected (“SAB 104”). The Company will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, the Company has estimated to be between one to 31 years. The current period sales of upfront non-refundable payments are reported on the Income Statement in the line item titled “Right-to-use contracts current period, gross.” The cumulative deferral of the upfront non-refundable payments are reported on the Balance Sheet in the line item titled “Deferred revenue – sale of right-to use contracts.” The deferral of current period sales, net of amortization of prior period sales, is reported on the Income Statement in the line item titled “Right-to-use contracts, deferred, net of prior period amortization.” The decision to recognize this revenue in accordance with SAB 104 was made after corresponding with the Office of the Chief Accountant at the SEC during September and October of 2008. The commissions paid on the sale of right-to-use contracts will be deferred and amortized over the same period as the related sales revenue. The current period commissions paid are reported on the Income Statement in the line item titled “Sales and marketing, gross.” The cumulative deferrals of commissions paid are reported on the Balance Sheet in the line item titled “Deferred commissions expense.” The deferral of current period commissions, net of amortization of prior period commissions is reported on the Income Statement in the line item titled “Sales and marketing, deferred commissions, net.”
     Annual payments paid by customers under the terms of the right-to-use contracts are deferred and recognized ratably over the one-year period in which the services are provided.
     Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.
(o) Recent Accounting Pronouncements
     In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application was not permitted. Adoption on January 1, 2009 did not materially impact our earnings per share calculation.

Note 1 – Summary of Significant Accounting Policies (continued)
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheet and Consolidated Income Statement. Per SFAS 160, a non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are non-controlling interests. Under SFAS 160, such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. However, per FASB Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable non-controlling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.
     Effective January 1, 2009, the Company, for all periods presented, has reclassified the non-controlling interest for Common OP Units from the mezzanine section under Total Liabilities to the Equity section of the consolidated balance sheets. The caption Common OP Units on the consolidated balance sheets also includes $0.5 million of private REIT Subsidiaries preferred stock. Based on the Company’s analysis, Perpetual Preferred OP Units will remain in the mezzanine section. The presentation of income allocated to Common OP Units and Perpetual Preferred OP Units on the consolidated statements of operations has been moved to the bottom of the statement prior to Net income available to Common Shares.
(p) Reclassifications
     Certain 2008 amounts have been reclassified to conform to the 2009 presentation. This reclassification had no material effect on the consolidated balance sheets or statements of operations of the Company.

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
     The following table sets forth the computation of basic and diluted earnings per common share for the quarters ended March 31, 2009 and 2008 (amounts in thousands):

	Quarters Ended
	March 31,
	2009	2008
Numerators:
Income from Continuing Operations:
Income from continuing operations – basic	$13,556	$12,712
Amounts allocated to dilutive securities	2,776	3,001

Income from continuing operations – fully diluted	$16,332	$15,713

Income from Discontinued Operations:
Income from discontinued operations – basic	$88	$13
Amounts allocated to dilutive securities	18	3

Income from discontinued operations – fully diluted	$106	$16

Net Income Available for Common Shares – Fully Diluted:
Net income available for Common Shares – basic	$13,644	$12,725
Amounts allocated to dilutive securities	2,794	3,004

Net income available for Common Shares – fully diluted	$16,438	$15,729

Denominator:
Weighted average Common Shares outstanding – basic	24,945	24,200
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	5,261	5,828
Employee stock options and restricted shares	317	358

Weighted average Common Shares outstanding – fully diluted	30,523	30,386

Note 3 – Common Stock and Other Equity Related Transactions
     On April 10, 2009, the Company paid a $0.25 per share distribution for the quarter ended March 31, 2009 to stockholders of record on March 27, 2009. On March 31, 2009, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

Note 4 – Investment in Real Estate
     Investment in real estate is comprised of (amounts in thousands):

	As of
	March 31,	December 31,
Properties Held for Long Term	2009	2008
Investment in real estate:
Land	$544,121	$539,702
Land improvements	1,732,741	1,715,627
Buildings and other depreciable property (a)	227,184	222,699

	2,504,046	2,478,028
Accumulated depreciation	(575,352)	(557,130)

Net investment in real estate	$1,928,694	$1,920,898

(a)	As of March 31, 2009, balance includes approximately $44.9 million of new manufactured rental homes and approximately $14.8 million of used manufactured rental homes.

	As of
	March 31,	December 31,
Properties Held for Sale	2009	2008
Investment in real estate:
Land	$2,277	$2,277
Land improvements	10,070	10,125
Buildings and other depreciable property	604	591

	12,951	12,993
Accumulated depreciation	(4,103)	(4,103)

Net investment in real estate	$8,848	$8,890

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Buildings and other depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, as well as rental units, furniture, fixtures and equipment.
     Included in the PA Transaction were approximately $3.9 million of land improvements and $3.1 million of Resort Cottage and RV rental units. See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion regarding the PA Transaction.
     On February 13, 2009, the Company acquired the remaining 75 percent interests in three Diversified Portfolio joint ventures known as (i) Robin Hill, a 270-site property in Lenhartsville, Pennsylvania, (ii) Sun Valley, a 265-site property in Brownsville, Pennsylvania, and (iii) Plymouth Rock, a 609-site property in Elkhart Lake, Wisconsin. The gross purchase price was approximately $19.2 million, and we assumed mortgage loans of approximately $12.9 million with a value of approximately $11.9 million and a weighted average interest rate of 6.0 percent per annum.

Note 4 – Investment in Real Estate (continued)
     On April 17, 2009, we sold Caledonia, a 247-site Property in Caledonia, Wisconsin, for proceeds of approximately $2.2 million. The Company recognized a gain on sale of approximately $0.8 million. In order to defer the taxable gain on the sale, the sales proceeds, net of transaction costs, were deposited in a tax-deferred exchange account. In addition, we received approximately $0.3 million of deferred rent due from the previous tenant.
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
     As of March 31, 2009, the Company had two Properties designated as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. As such, the results from operations of these two Properties are classified as income from discontinued operations. The Company expects to sell these Properties for proceeds greater than their net book value. The Properties that were classified as held for disposition as of March 31, 2009 are listed in the table below:

Property	Location	Sites
Casa Village	Billings, MT	490
Creekside	Wyoming, MI	165
     The sale of the property, Caledonia, discussed above during the second quarter of 2009, did not meet the criteria as held for sale during the quarter ended March 31, 2009.
     The following table summarizes the combined results of operations of the two Properties held for sale for the quarters ended March 31, 2009 and 2008, respectively (amounts in thousands).

	Quarters Ended
	March 31,
	2009	2008
Rental income	$540	$537
Utility and other income	38	42

Property operating revenues	578	579

Property operating expenses	(242)	(288)

Income from property operations	336	291

Income (loss) from home sales operations	13	(3)

Interest and Amortization	(223)	(231)

Loss on sale of property	(20)	(41)

Income from discontinued operations	$106	$16

Note 5 – Investment in Joint Ventures
     The Company recorded approximately $1.9 million and $0.9 million of net income from joint ventures, net of approximately $0.3 million and $0.6 million of depreciation expense for the quarters ended March 31, 2009 and 2008, respectively. The Company received approximately $2.0 million and $1.0 million in distributions from such joint ventures for each of the quarters ended March 31, 2009 and 2008, respectively. Approximately $2.0 million and $1.0 million of such distributions were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the quarters ended March 31, 2009 and 2008, respectively. The remaining distributions were classified as return of capital and classified as investing activities on the Consolidated Statements of Cash Flows. Approximately $1.1 million and $0.8 million of the distributions received in the quarters ended March 31, 2009 and 2008, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures. Of these distributions, $1.1 million relates to the gain on the sale of the Companies 25% interest in two Diversified joint ventures.
     On February 13, 2009, the Company sold its 25 percent interest in two Diversified Portfolio joint ventures known as (i) Pine Haven, a 625-site property in Ocean View, New Jersey and (ii) Round Top, a 319-site property in Gettysburg, Pennsylvania. A gain on sale of approximately $1.1 million was recognized during the quarter ended March 31, 2009 and is included in Equity in income of unconsolidated joint ventures.
     The following table summarizes the Company’s investments in unconsolidated joint ventures (with the number of Properties shown parenthetically as of March 31, 2009 and December 31, 2008, respectively with dollar amounts in thousands):

							JV Income for
					Investment as of		Quarters Ended
		Number	Economic		March 31,	December 31,	March 31,	March 31,
Investment	Location	of Sites	Interest(a)		2009	2008	2009	2008
Meadows Investments	Various (2,2)	1,027	50%		$126	$406	$258	$56
Lakeshore Investments	Florida (2,2)	342	90%		124	110	72	691
Voyager	Arizona (1,1)	1,706	50	%(b)	8,937	8,953	430	425
Other Investments	Various (0,5)(c)	0	25%		335	207	1,143	(288)

		3,075			$9,522	$9,676	$1,903	$884

(a)	The percentages shown approximate the Company’s economic interest as of March 31, 2009. The Company’s legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort. A 25% interest in the utility plant servicing the Property is included in Other Investments.

(c)	As noted above, the Company sold its interest in two Diversified Portfolio joint ventures and purchased the remaining 75% interest in three Diversified Portfolio joint ventures during the quarter ended March 31, 2009 (see Note 4 in the Notes to Consolidated Financial Statements contained in this Form 10-Q).

Note 6 — Inventory
     The following table sets forth Inventory as of March 31, 2009 and December 31, 2008 (amounts in thousands):

	March 31,	December 31,
	2009	2008
New homes (a)	$7,321	$7,944
Used homes (b)	322	312
Other (c)	3,963	5,143

Total inventory (d)	11,606	13,399
Inventory reserve	(1,320)	(465)

Inventory, net of reserves	$10,286	$12,934

(a)	Includes 243 and 253 new units as of March 31, 2009 and December 31, 2008, respectively.

(b)	Includes 41 and 27 used units as of March 31, 2009 and December 31, 2008, respectively.

(c)	Other inventory primarily consists of merchandise inventory.

(d)	Includes $0.3 million of Properties currently held for sale as of March 31, 2009 and December 31, 2008.
Note 7 – Notes Receivable
     As of March 31, 2009 and December 31, 2008, the Company had approximately $30.2 million and $31.8 million in notes receivable, respectively. As of March 31, 2009 and December 31, 2008, the Company had approximately $11.6 and $12.0 million, respectively, in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 8.8%, have an average term and amortization of approximately of five to 15 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of $0.3 million and $0.2 million as of March 31, 2009 and December 31, 2008, respectively. During the quarter ended March 31, 2009, approximately $0.3 million was repaid and an additional $0.1 million was loaned to customers.
     In connection with the PA Transaction, we acquired approximately $19.6 million of Contracts Receivable. As of March 31, 2009, the Company had approximately $18.5 million of Contracts Receivables, including allowances of approximately $0.6 million plus discount amortization of approximately $0.3 million. These Contracts Receivables represent loans to customers who have purchased right-to-use contracts. The Contracts Receivable yield interest at a per annum weighted average rate of 16.2%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the quarter ended March 31, 2009, approximately $2.6 million was repaid and an additional $1.9 million was loaned to customers.
     As of March 31, 2009 and December 31, 2008, the Company had a $0.4 million note receivable, which bears interest at a per annum rate of prime plus 0.5% and matures on December 31, 2011. The note is collateralized with a combination of Common OP Units and partnership interests in certain joint ventures.

Note 8 – Long-Term Borrowings
     As of March 31, 2009 and December 31, 2008, the Company had outstanding mortgage indebtedness on Properties held for long-term investment of approximately $1,596 million and $1,555 million, respectively, and approximately $14 million of mortgage indebtedness as of March 31, 2009 and December 31, 2008 on Properties held for sale. The weighted average interest rate on this mortgage indebtedness for the quarter ending March 31, 2009 and the year ending December 31, 2008, was approximately 6.0% and 5.9% per annum, respectively. The debt bears interest at rates of 5.0% to 10.0% per annum and matures on various dates ranging from 2009 to 2019. Included in our debt balance are three capital leases with balances of approximately $6.7 million at March 31, 2009 and December 31, 2008 with imputed interest rates of 13.1% per annum. The debt encumbered a total of 154 and 151 of the Company’s Properties as of March 31, 2009 and December 31, 2008, respectively, and the carrying value of such Properties was approximately $1,711 million and $1,694 million, respectively as of such dates.
     As of March 31, 2009 and December 31, 2008, the $370.0 million bank commitment had $368.7 million and $277.0 million, respectively, available for future borrowings. The weighted average interest rate for the quarter ending March 31, 2009 and the year ending December 31, 2008 was 3.5% and 3.6% per annum, respectively.
Note 9 – Deferred Revenue-sale of right-to-use contracts and Deferred Commission Expense
     The sales of right-to-use contracts are recognized in accordance with SAB 104. The Company will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, the Company has estimated to be between one to 31 years. The commissions paid on the sale of right-to-use contracts will be deferred and amortized over the same period as the related sales revenue.
     Components of the change in deferred revenue-sale of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

Deferred revenue-sale of right-to-use contracts-December 31, 2008	$10,611

Deferral of new right-to-use contracts	5,577
Deferred revenue recognized	(414)

Net increase in deferred revenue	5,163

Deferred revenue- sale of right-to-use contracts-March 31, 2009	$15,774

Deferred commission expense-December 31, 2008	$3,644

Costs deferred	1,629
Amortization of deferred costs	(136)

Net increase in deferred sales and marketing	1,493

Deferred commission expense-March 31, 2009	$5,137

Note 10 – Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which was adopted on July 1, 2005.
     Stock-based compensation expense was approximately $1.2 million and $1.6 million for the quarters ended March 31, 2009 and 2008, respectively.
     Pursuant to the Stock Option Plan as discussed in Note 13 to the 2008 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options (“Options”). During the quarter ended March 31, 2009, Options for 1,000 shares of common stock were exercised for gross proceeds of approximately $17,000.
     On January 9, 2009, 2,818 shares of common stock were repurchased at the open market price and represent common stock surrendered to the Company to satisfy income tax withholding obligations of approximately $0.1 million due as a result of the vesting of certain Restricted Share Grants.
     On February 2, 2009, the Company awarded restricted stock grants for 11,000 shares of common stock at a fair market value of approximately $0.4 million, and awarded Options to purchase 100,000 shares of common stock with an exercise price of $37.70 per share to certain members of the Board of Directors for services rendered in 2008. One-third of the Options to purchase common stock and the shares of restricted common stock covered by these awards vests on each of December 31, 2009, December 31, 2010, and December 31, 2011.
Note 11 – Long-Term Cash Incentive Plan
     On May 15, 2007, the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (the “Plan”) to provide a long-term cash bonus opportunity to certain members of the Company’s management and executive officers. Such Board approval was upon recommendation by the Company’s Compensation, Nominating and Corporate Governance Committee (the “Committee”).
     The total cumulative payment for all participants (the “Eligible Payment”) is based upon certain performance conditions being met. Such performance conditions include meeting certain property revenue and net operating income benchmarks and the Company’s Compounded Annual Funds From Operations Per Share Growth Rate as determined by the Committee (“FFO/Share CAGR”) over the three-year period ending December 31, 2009, which is further adjusted upward or downward based on the Company’s Total Return compared to a selected peer group.

Note 11 – Long-Term Cash Incentive Plan (continued)
     The amount of the Eligible Payment shall be determined by taking the FFO/Share CAGR, as determined by the Committee, and selecting the Eligible Payment from the table below associated with such FFO/Share CAGR. The FFO/Share CAGR shall be rounded down to the nearest whole number percentage because the FFO/Share CAGR shall not include the expense effects of the Plan.

FFO/Share CAGR	Eligible Payment
7.00%	$—
8.00%	$545,000
9.00%	$1,075,000
10.00%	$2,825,000
11.00%	$3,525,000
12.00%	$4,225,000
13.00%	$4,925,000
14.00%	$5,625,000
15.00%	$6,325,000
     The Eligible Payment shall be further adjusted upward, to a maximum of 200%, or downward based on the Company’s Total Return for the three years ended December 31, 2009 compared to a selected peer group. The Committee shall have the right to make such adjustments in its discretion to address any anomalies or unintended outcomes in the computation of total return (for example, without limitation, low returns or negative returns). The Plan includes approximately 20 participants. Certain executive officers are not eligible for a payment under the Plan until 10.00% or higher FFO/Share CAGR is achieved. The Company’s Chief Executive Officer and President are not participants in the Plan. The Eligible Payment will be paid in cash upon completion of the Company’s annual audit for the 2009 fiscal year and upon satisfaction of the vesting conditions as outlined in the Plan.  The Committee has responsibility for administering the Plan and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or events.
     The Company accounts for the Plan in accordance with SFAS 123(R). As of March 31, 2009, the Company had accrued compensation expense of approximately $2.6 million related to the Plan, including approximately $0.8 million in the quarter ended March 31, 2009. The amounts accrued reflect the Committee’s evaluation of the Plan based on forecasts and other information presented to the Committee and are subject to performance in line with forecasts and final evaluation and determination by the Committee. There can be no assurances that our estimates of the probable outcome will be representative of the actual outcome. The actual Eligible Payment may range from $0 to approximately $12.7 million.

Note 12 — Transactions with Related Parties
Privileged Access
     On August 14, 2008, the Company closed on the PA Transaction by acquiring substantially all of the assets and assumed certain liabilities of Privileged Access for an unsecured note payable of $2.0 million. Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. At closing, approximately $4.8 million of Privileged Access cash was deposited into an escrow account for liabilities that Privileged Access has retained. The balance in the escrow account as of March 31, 2009 was approximately $2.4 million. In approximately two years, the excess cash in the escrow account, if any, will be paid to the Company.
     The preliminary purchase price allocation has been recorded as of August 14, 2008. The preliminary allocation does not include a receivable for the contingent cash as the amount and timing of collection is uncertain. Further adjustments to the purchase price allocation may be necessary within the one-year allocation period allowed by SFAS No. 141.
     Mr. McAdams, the Company’s President effective January 1, 2008, owns 100 percent of Privileged Access. The Company has entered into an employment agreement effective as of January 1, 2008 (the “Employment Agreement”) with Mr. McAdams which provides for an initial term of three years, but such Employment Agreement can be terminated at any time. The Employment Agreement provides for a minimum annual base salary of $0.3 million, with the option to receive an annual bonus in an amount up to three times his base salary. Mr. McAdams is also subject to a non-compete clause and to mitigate potential conflicts of interest shall have no authority, on behalf of the Company and its affiliates, to enter into any agreement with any entity controlling, controlled by or affiliated with Privileged Access. Prior to forming Privileged Access, Mr. McAdams was a member of our Board of Directors from January 2004 to October 2005. Simultaneous with his appointment as president of Equity Lifestyle Properties, Inc., Mr. McAdams resigned as Privileged Access’s Chairman, President and CEO. However, he was on the board of PATT Holding Company, LLC (“PATT”), Thousand Trails’ parent entity and a subsidiary of Privileged Access, until the entity was dissolved in 2008.
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
     Privileged Access had the following substantial business relationships with the Company, which were all terminated with the closing of the PA Transaction on August 14, 2008. As of both March 31, 2009 and December 31, 2008, there were no payments owed to the Company or by the Company with respect to the relationships described below.
•	Prior to August 14, 2008, we were leasing approximately 24,300 sites at 82 resort Properties (which includes 60 Properties operated by a subsidiary of Privileged Access known as the “TT Portfolio”) to Privileged Access or its subsidiaries. For the quarter ended March 31, 2009, and 2008, we recognized $0.0 million and $6.4 million in rent, respectively, from these leasing arrangements. The lease income is included in Income from other investments, net in the Company’s Consolidated Statement of Operations. During the quarters ended March 31, 2009 and 2008, the Company made no reimbursements to Privileged Access for capital improvements.

Note 12 — Transactions with Related Parties (continued)
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

•	From June 12, 2006 through July 14, 2008, Privileged Access had leased 130 cottage sites at Tropical Palms, a resort Property located near Orlando, Florida. For the quarters ended March 31, 2009 and 2008, we earned no rent and $0.3 million, respectively, from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. The Tropical Palms lease expired on July 15, 2008, and the entire property was leased to a new independent operator for 12 years.

•	On April 14, 2006, the Company loaned Privileged Access approximately $12.3 million at a per annum interest rate of prime plus 1.5%, maturing in one year and secured by Thousand Trails membership sales contract receivables the loan was fully paid off during the quarter ended September 30, 2007.

•	The Company previously leased 40 to 160 sites at three resort Properties in Florida, to a subsidiary of Privileged Access from October 1, 2007 until August 14, 2008. The sites varied during each month of the lease term due to the seasonality of the resort business in Florida. For the quarter ended March 31, 2008, we recognized less than $0.1 million in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations.

•	The Company previously leased 40 to 160 sites at Lake Magic, a resort Property in Clermont, Florida, to a subsidiary of Privileged Access from December 15, 2006 until September 30, 2007. The sites varied during each month of the lease term due to the seasonality of the resort business in Florida. For the quarters ended March 31, 2009 and 2008, we recognized no amounts in rent from this leasing arrangement.

•	The Company had an option to purchase the subsidiaries of Privileged Access, including TT, beginning on April 14, 2009, at the then fair market value, subject to the satisfaction of a number of significant contingencies (“ELS Option”). The ELS Option terminated with the closing of the PA Transaction on August 14, 2008. The Company had consented to a fixed price option where the Chairman of PATT could acquire the subsidiaries of Privileged Access anytime before December 31, 2011. The fixed price option also terminated on August 14, 2008.

•	Privileged Access and the Company previously agreed to certain arrangements in which we utilized each other’s services. Privileged Access assisted the Company with functions such as: call center management, property management, information technology, legal, sales and marketing. During the quarters ended March 31, 2009 and 2008, the Company incurred no expense and approximately $0.1 million, respectively for the use of Privileged Access employees. The Company received approximately $0.1 million from Privileged Access for Privileged Access use of certain Company information technology resources during the year ended December 31, 2008. The Company and Privileged Access engaged a third party to evaluate the fair market value of such employee services.

Note 12 — Transactions with Related Parties (continued)
     In addition to the arrangements described above, the Company had the following smaller arrangements with Privileged Access. In each arrangement, the amount of income or expense, as applicable, recognized by the Company for the quarter ended March 31, 2009 is zero and were less than $0.2 million for the quarter ended March 31, 2008, and there were no amounts due under these arrangements as of March 31, 2009 or December 31, 2008.
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
Corporate headquarters
     The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, the Company’s Chairman of the Board. Fees paid to this entity amounted to approximately $0.4 million and $0.2 million for the quarters ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, approximately $0 and $62,000, respectively, were accrued with respect to this office lease.

Note 12 — Transactions with Related Parties (continued)
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
     The Company also had pending a claim seeking a declaration that the Company could close the Property and convert it to another use which claim was not tried in 2002. The United States Supreme Court issued the property rights rulings in 2005 and subsequently on January 27, 2006, the Court hearing the San Rafael cases issued a ruling that granted the Company’s motion for leave to amend to assert alternative takings theories in light of the United States Supreme Court’s decisions. The Court’s ruling also denied the Company’s post trial motions related to the settlement agreement and dismissed the park closure claim without prejudice to the Company’s ability to reassert such claim in the future. As a result, the Company filed a new complaint challenging the City’s ordinance as violating the takings clause

Note 13 – Commitments and Contingencies (continued)
and substantive due process. The City of San Rafael filed a motion to dismiss the amended complaint. On December 5, 2006, the Court denied portions of the City’s motion to dismiss that had sought to eliminate certain of the Company’s taking claims and substantive due process claims. The Company’s claims against the City were tried in a bench trial during April 2007. On July 26, 2007, the United States District Court for the Northern District of California issued Preliminary Findings of Facts and Legal Standards, Preliminary Conclusions of Law and Request for Further Briefing (“Preliminary Findings”) in this matter. The Company filed the Preliminary Findings on Form 8-K on August 2, 2007. In August 2007, the Company and the City filed the further briefs requested by the Court. On January 29, 2008, the Court issued its Findings of Facts, Conclusions of Law and Order Thereon (the “Order”). The Company filed the Order on Form 8-K on January 31, 2008. On March 14, 2008, the Company filed a petition for attorneys’ fees incurred in the amount of approximately $6,800,000 plus costs of approximately $1,274,000. The City also filed a petition for attorneys’ fees incurred in the amount of approximately $763,000 plus costs of approximately $58,000 in connection with the jury verdict that found no breach of the settlement agreement (as described above). While the City alleges it is the prevailing party on the settlement agreement issue, the Company asserts that the outcome of the entirety of the case finding the ordinance unconstitutional means that the Company is the prevailing party in the case. The parties submitted briefs with respect to the petitions for attorneys’ fees and costs.
     On April 17, 2009, the United States District Court for the Northern District of California issued its Order for Entry of Judgment (“April 2009 Order”), and its “Order” relating to the parties’ requests for attorneys’ fees (the “Fee Order”). The Company filed the April 2009 Order and the Fee Order on Form 8-K on April 20, 2009. In the April 2009 Order, the Court stated that the judgment to be entered will gradually phase out the City’s site rent regulation scheme that the Court has found unconstitutional. Existing residents of the Company’s property in San Rafael will be able to continue to pay site rentals as if the Ordinance were to remain in effect for a period of ten years. Enforcement of the Ordinance will be immediately enjoined with respect to new residents of the property and expire entirely ten years from the date of judgment. Enforcement of the Ordinance will be enjoined as to site lessees of the property who come into possession after the date of judgment so that all current site lessees at the property shall be allowed to continue their leases at rents regulated by the Ordinance. When a current site lessee at the property transfers his leasehold to a new resident upon the sale of the accompanying mobilehome, the Ordinance shall be enjoined as to the next resident and any future resident. The Ordinance shall be enjoined as to all residents ten years from the entry of judgment. The Court directed the Company to submit a proposed form of judgment, which the Company submitted on April 21, 2009, the form of which was agreed to by all parties. The Fee Order awarded certain amounts of attorneys’ fees to the Company with respect to its constitutional claims, certain amounts to the City with respect to the Company’s contract claims, the net effect of which was that the City must pay the Company approximately $1.8 million. In the Fee Order the Court also directed the parties to confer and agree if they can on an allocation and award of costs in accordance with the court’s determinations on the attorneys’ fees.
     The Company’s efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin (“CMHOA”), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believed had been agreed to by the CMHOA in a settlement agreement. The CMHOA continued to seek damages from the Company in this matter. The Company reached a settlement with the CMHOA in this matter which allows the Company to recover $3.72 of the requested monthly pass-through and does not provide for the payment of any damages to the CMHOA. Both the CMHOA and the Company brought motions to recover their respective attorneys’ fees in the matter, which motions were heard by the Court in January 2007. On January 12, 2007, the Court granted CMHOA’s motion for attorneys’ fees in the amount of $347,000 and denied the Company’s motion for attorneys’ fees. The Company appealed both decisions. On September 19, 2008, the Court of Appeal affirmed the attorneys’ fees rulings. The Company filed a Petition for Rehearing of that appellate decision. On October 17, 2008, the Court of Appeal issued an order modifying its original opinion in certain respects without changing its judgment. The Company petitioned the California Supreme Court for review of the decision, which was denied. Accordingly, the Company has paid the CMHOA’s attorneys’ fees as previously ordered by the trial court and,

Note 13 – Commitments and Contingencies (continued)
pursuant to an agreement of the parties, incurred on appeal. The Company believes that such lawsuits will be a consequence of the Company’s efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.
     In June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinance and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The Court of Appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand, the trial court was directed to decide the issue of damages to the Company from these ordinances, which the Company believes is consistent not only with the Company receiving the economic benefit of invalidating one of the ordinances, but also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. The remand action was tried to the court in the third quarter of 2007. On January 25, 2008, the trial court issued a preliminary ruling determining that the Company had not incurred any damages from these ordinances and actions primarily on the grounds that the ordinances afforded the Company a fair rate of return. The Company sought clarification of this ruling. On April 9, 2008, the court issued a final statement of decision that included a clarification stating that the constitutional issues were not resolved on the merits and that the court had not determined that the ordinances afforded the Company a fair rate of return outside the remand period. The trial court granted a motion for restitution filed by the City in Case No. GIE 020524. The Company filed a notice of appeal on July 2, 2008. In order to avoid further trial and the related expenses, the Company agreed to a stipulated judgment, which requires the Company to put into escrow after entry of the judgment, pending appeal, funds sufficient to pay the judgment with prejudgment interest while preserving the Company’s appellate rights. The parties also disputed whether the trial court’s decision to award restitution encompassed an award of prejudgment interest, as to which the parties submitted additional briefs to the trial court for decision. On October 31, 2008, the court awarded the City some but not all of the prejudgment interest it sought. The stipulated judgment was entered on November 5, 2008, and the Company deposited into the escrow the amounts required by the judgment and continues to deposit monthly disputed amounts until the disputes are resolved on appeal. The appeal is proceeding and briefing is anticipated to commence in the near future. The tenant association continued to seek damages, penalties and fees in their separate action based on the same claims made on the tenants’ behalf by the City in the City’s case. The Company moved for judgment on the pleadings in the tenant association’s case on the ground that the tenant association’s case is moot in light of the stipulated judgment in the City’s case. On November 6, 2008, the Court granted the Company’s motion for judgment on the pleadings without leave to amend. The tenant association sought reconsideration of that ruling, which was denied. The tenant association has filed a notice of appeal. Briefing on that appeal has not yet commenced.
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

Note 13 – Commitments and Contingencies (continued)
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
Countryside at Vero Beach
     On January 12, 2006, the Company was served with a complaint filed in Indian River County Circuit Court on behalf of a purported class of homeowners at Countryside at Vero Beach. The complaint includes counts for alleged violations of the Florida Mobile Home Act and the Florida Deceptive and Unfair Trade Practices Act, and claims that the Company required homeowners to pay water and sewer impact fees, either to the Company or to the County, “as a condition of initial or continued occupancy in the Park,” without properly disclosing the fees in advance and notwithstanding the Company’s position that all such fees were fully paid in connection with the settlement agreement described above. On February 8, 2006, the Company served its motion to dismiss the complaint. In May 2007, the Court granted the Company’s motion to dismiss, but also allowed the plaintiff to amend the complaint. The plaintiff filed an amended complaint, which the Company has also moved to dismiss. Before any ruling on the Company’s motion to dismiss the amended complaint, the plaintiff asked for and received leave to file a second amended complaint, which the plaintiff filed on April 11, 2008. On May 1, 2008, the Company filed an answer and a motion for summary judgment. The motion for summary judgment was denied with leave to resubmit the motion after further discovery. On or about February 4, 2009, the Company accepted the Plaintiff’s offer to voluntarily dismiss the case with prejudice in exchange for the Company’s waiver of any claim for attorneys’ fees.

Note 13 – Commitments and Contingencies (continued)
Colony Park
     On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company has answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case will proceed in Superior Court because the Company’s motion to compel arbitration was denied and the denial was upheld on appeal. Discovery has commenced. The Company filed a motion for summary adjudication of various of the plaintiffs’ claims and allegations, which was denied. The Court has set a trial date for August 4, 2009. The Company believes that the allegations in the first amended complaint are without merit, and intends to vigorously defend the lawsuit.
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
Rancho Mesa
     On December 31, 2003, the tenants’ association at the Company’s Rancho Mesa Property in El Cahon, California filed a complaint in the California Superior Court for San Diego County alleging that the Company had failed to properly maintain the Property and had improperly increased rents, among other allegations. The case was settled in May 2006 pursuant to an agreement to offer favorable long-term leases to residents. The association repudiated the settlement agreement and appealed the trial court’s decision that the case was settled. The California Court of Appeal remanded the case with directions to the trial court to clarify the pleadings and move forward with pretrial and trial proceedings. Discovery has proceeded and the case is currently set for trial on June 5, 2009. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the lawsuit.
California Hawaiian
     On April 30, 2009, a group of tenants at the Company’s California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the lawsuit.
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
     In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, the Company filed its Second Amended Complaint. Aon filed a motion to dismiss the Second Amended Complaint in its entirety as against

Note 13 – Commitments and Contingencies (continued)
Aon, and the insurers moved to dismiss portions of the Second Amended Complaint as against them. The insurers’ motion was denied and they have now answered the Second Amended Complaint. Aon’s motion was granted, with leave granted to the Company to file an amended pleading containing greater factual specificity. The Company did so by adding to the Second Amended Complaint a new Count VII against Aon, which the Company filed on August 15, 2008. Aon then answered the new Count VII in part and moved to strike certain of its allegations. The Court left Count VII undisturbed, except for ruling that the Company’s alternative claim that Aon was negligent in carrying out its duty to give notice to certain of the insurance carriers on the Company’s behalf should be re-pleaded in the form of a breach of contract theory. On February 2, 2009, the Company filed such a claim in the form of a new Count VIII against Aon. Aon has answered Count VIII. Written discovery proceedings have commenced.
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
California and Washington Wage Claim Class Actions
     On October 16, 2008, the Company was served with a class action lawsuit in California state court filed by a single named plaintiff. The suit alleges that, at the time of the PA Transaction, the Company and other named defendants willfully failed to pay former California employees of Privileged Access and its affiliates (“PA”) who became employees of the Company all of the wages they earned during their employment with PA, including accrued vacation time. The suit also alleges that the Company improperly “stripped” those employees of their seniority. The suit asserts claims for alleged violation of the California Labor Code; alleged violation of the California Business & Professions Code and for alleged unfair business practices; alleged breach of contract; alleged breach of the duty of good faith and fair dealing; and for alleged unjust enrichment. The complaint seeks, among other relief, compensatory and statutory damages; restitution; pre-judgment and post-judgment interest; attorney’s fees, expenses and costs; penalties; and exemplary and punitive damages. The complaint does not specify a dollar amount sought. On December 18, 2008, the Company filed a demurrer seeking dismissal of the complaint in its entirety without leave to amend. The demurrer has been fully briefed. The hearing on the demurrer has been set for May 13, 2009. The Company will vigorously defend the lawsuit.
     On December 16, 2008, the Company was served with a class action lawsuit in Washington state court filed by a single named plaintiff, represented by the same counsel as the plaintiff in the California class action. The complaint asserts on behalf of a putative class of Washington employees of PA who became employees of the Company substantially similar allegations as are alleged in the California class action. The Company moved to dismiss the complaint. The motion to dismiss was fully briefed by the parties. On April 3, 2009, the court dismissed: (1) the first cause of action, which alleged a claim under the Washington Labor Code for failure to pay accrued vacation time; (2) the second cause of action, which alleged a claim under the Washington Labor Code for unpaid wages on termination; (3) the third cause of action, which alleged a claim under the Washington Labor Code for payment of wages less than entitled; and (4) the fourth cause of action, which alleged a claim under the Washington Consumer Protection Act. The court did not dismiss the fifth cause of action for breach of contract, the sixth cause of action of the breach of the duty of good faith and fair dealing; and the seventh cause of action for unjust enrichment. The Company will vigorously defend the lawsuit.
Cascade
     On December 10, 2008, the King County Hospital District No. 4 (the “Hospital District”) filed suit against the Company seeking a declaratory judgment that it had properly rescinded an agreement to acquire the Company’s Thousand Trails – Cascade property (“Cascade”) located 20 miles east of Seattle, Washington. The agreement was entered into after the Hospital District had passed a resolution authorizing the condemnation of Cascade. Under the agreement, in lieu of a formal condemnation proceeding, the Company agreed to accept from the Hospital District

Note 13 – Commitments and Contingencies (continued)
$12.5 million for the property with an earnest money deposit of $350,000. The Company has not included in income the $350,000 earnest money deposit received. The closing of the transaction was originally scheduled in January 2008, and was extended to April 2009. The Company has filed an answer to the Hospital District’s suit and a counterclaim seeking recovery of the amounts owed under the agreement. On February 27, 2009, the Hospital District filed a summary judgment motion arguing that it was entitled to rescind the agreement because the property is zoned residential and the Company did not provide the Hospital District a residential real estate disclosure form. On April 2, 2009, the Court denied the Hospital District’s summary judgment motion, ruling that a real property owner who is compelled to transfer land under the power of eminent domain is not legally required to provide a disclosure form. The Hospital District filed a motion for reconsideration of the summary judgment ruling. On April 22, 2009, the Court reaffirmed its ruling that a real property owner that is compelled to transfer land under eminent domain is not legally required to provide a disclosure form. The Company will vigorously pursue its rights under the agreement. Due to the anticipated transfer of the property, the Company closed Cascade in October 2007.
Brennan Beach
     The Law Enforcement Division of the New York Department of Environmental Compliance (“DEC”) has investigated certain allegations relating to the operation of the onsite wastewater treatment plant and the use of adjacent wetlands at Brennan Beach, which is located in Pulaski, New York. The allegations included assertions of unlawful point source discharges, permit discharge exceedances, and placing material in a wetland buffer area without a permit. Representatives of the Company attended meetings with the DEC in November 2007, April 2008, May 2008 and June 2008, at which the alleged violations were discussed, and the Company has cooperated with the DEC investigation. No formal notices have been issued to the Company asserting specific violations, but the DEC has indicated that it believes the Company is responsible for certain of the alleged violations. As a result of discussions with the DEC, the Company has agreed to enter into a civil consent order pursuant to which the Company will pay a penalty of $50,000 and undertake an environmental benefit project at a cost of $150,000 in connection with the alleged violations. The consent order is being prepared but has not yet been sent by the DEC pursuant to that agreement and the amounts expected to be paid under the consent order were accrued as property operating expenses during the quarter ended June 30, 2008.
Appalachian RV
     The U.S. Environmental Protection Agency (“EPA”) undertook an investigation of potential lead contamination at Appalachian RV, which is located in Shartlesville, Pennsylvania, reportedly stemming from observations of remnants of old auto battery parts at the Property. In late November and early December 2007, the EPA conducted an assessment by taking samples of surface soil, sediment, surface water, and well water at the Property. The Company is cooperating with the EPA.
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

Note 13 – Commitments and Contingencies (continued)
     The additional soil testing commenced in July 2008 and was completed in August 2008. Based on the results of the additional soil testing, the Company entered a contract with an environmental consulting company to remediate the site and, with the permission of the EPA, submitted a notice of intent to remediate the site under the supervision of the Pennsylvania Department of Environmental Protection (“PADEP”). The contaminated soil has been excavated and delivered to facilities approved for receiving such contaminated waste, and has been replaced at the property by clean fill. On February 20, 2009, the Company submitted a “Remedial Investigation/Final Report” to PADEP regarding the cleanup of the Property. On April 17, 2009, PADEP issued its “Approval of Final Report, Appalachian RV Resort,” which concluded that “[p]ost excavation sampling of the areas of concern demonstrate attainment of the Residential Statewide Health Standard for lead and arsenic in soils.”
     In addition, the local township in which the Property is located issued a notice of violation regarding the operation of the wastewater system with respect to various sites at the Property. The Company has reached agreement with the township regarding connecting portions of the property to the township’s sewer system, pursuant to which the issues raised by the township’s notice of violation have been resolved and the township has agreed to waive any potential penalties associated with the notice of violation.
     As a result of these circumstances, the Company decided not to open the Property until these issues were resolved. The Company expects to re-open the Property in time for the 2009 season.
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

Note 13 – Commitments and Contingencies (continued)
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
     The Company is a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of March 31, 2009, the Company owned or had an ownership interest in a portfolio of 309 Properties located throughout the United States and Canada containing 111,102 residential sites. These Properties are located in 28 states and British Columbia (with the number of Properties in each state or province shown parenthetically, as follows): Florida (86), California (48), Arizona (35), Texas (15), Washington (14), Pennsylvania (13), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Nevada (6), Virginia (6), Wisconsin (6), New York (6), Indiana (5), Maine (5), Illinois (4), New Jersey (4), Massachusetts (4), Michigan (3), South Carolina (3), New Hampshire (2), Ohio (2), Tennessee (2), Utah (2), Alabama (1), Kentucky (1), Montana (1), and British Columbia (1).
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

The following chart lists the Properties acquired, invested in, or sold since January 1, 2008.

Property	Transaction Date	Sites
Total Sites as of January 1, 2008		112,779

Property or Portfolio (# of Properties in parentheses):
Grandy Creek (1)	January 14, 2008	179
Lake George Schroon Valley Resort (1)	January 23, 2008	151

Expansion Site Development and other:
Sites added (reconfigured) in 2008		71

Dispositions:
Morgan Portfolio JV (5)	2008	(1,134)
Round Top JV (1)	February 13, 2009	(319)
Pine Haven JV (1)	February 13, 2009	(625)

Total Sites as of March 31, 2009		111,102

     Since December 31, 2007, the gross investment in real estate has increased from $2,396 million to $2,517 million as of March 31, 2009.

Outlook
     Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.
     We have approximately 65,700 annual sites, approximately 9,000 seasonal sites, which are leased to customers generally for three to six months, and approximately 9,000 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient sites and we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 24,300 sites designated as right-to-use sites which are utilized to service the approximately 116,000 customers who own right-to-use contracts. We also have interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

	Total Sites as of	Total Sites as of
	March 31,	December 31,
	2009	2008
	(rounded to 000s)	(rounded to 000s)
Community sites (1)	44,900	44,800
Resort sites :
Annual	20,800	20,100
Seasonal	9,000	8,800
Transient	9,000	8,800
Right-to-use	24,300	24,300
Joint Ventures (2)	3,100	5,200

	111,100	112,000

(1)	Total includes 655 sites from discontinued operations.

(2)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.
     Our home sales volumes and gross profits have been declining since 2005. We believe that the disruption in the site-built housing market may be contributing to the decline in our home sales operations as potential customers are not able to sell their existing site-built homes as well as increased price sensitivity for seasonal and second homebuyers. We believe that our potential customers are also having difficulty obtaining financing on resort homes, resort cottages and RV purchases. The continued decline in homes sales activity in 2008 resulted in our decision to significantly reduce our new home sales operation during the last couple months of 2008 and until such time as new home sales markets improve. We believe that renting our vacant new homes may represent an attractive source of occupancy and potentially convert to a new homebuyer in the future. We also believe that some customers that are capable of purchasing are opting instead to rent due to the current economic environment.
     One trend that emerged in 2008 and is continuing in the economic environment is a desire for simplification in both financial and social interactions. We have adjusted our business to respond to our customers’ desire to spend more wisely and preserve capital while still engaging in an active and vibrant lifestyle. These changes include new membership and affinity products in our resort Properties and a focus on smaller, more energy efficient and more affordable homes in our manufactured home Properties. We have also adjusted our business model with the introduction of low-cost internet and alternate distribution channels that focus on the installed base of almost eight million RV owners.
     RV manufacturers and dealers experienced the second year of declining volumes in 2008 with current monthly activity reflecting precipitous declines over the prior year. Availability of financing for both floor plan inventory and retail customers has been severely constrained and there is little hope for improvement in 2009. Although industry experts are predicting shipments of approximately 180,000 RV units in 2009, down from the estimated 237,000 in 2008, the current annualized run rate is less than 100,000 units. As with the decline experienced by the manufactured home industry, the remaining participants’ survival depends on their ability to react to the new environment. We believe that the aggregate demand for housing in 2009 will be negatively impacted by job losses, economic uncertainty and dislocation in the credit markets, while the huge overhang of supply would continue to negatively impact pricing of both for sale and for rent housing. Although, with this backdrop we believe 2009 will present challenges we also believe we are well positioned to continue delivering stable performance.
     With respect to community rental rate growth, we have indicated that a significant portion of our rental agreements are directly or indirectly tied to published CPI statistics that are issued during June through September each year. During June to September 2008, CPI was increasing at an annualized rate of excess of 5%. Due to the disruption we saw in the housing markets, we mitigated some of our 2009 rental increases despite these higher CPI figures. These next six months have important implications for 2010 rental rate growth. To the extent the unprecedented monetary and fiscal stimulus create inflation, the timing of when these measures take hold could significantly impact the published CPI measures and our rent increase notice process. A continued decline in the overall housing markets would likely also impact our 2010 rent increase notice process. To evaluate a “low or no inflation” environment, we have modeled our portfolio assuming CPI statistics reflect zero or even negative price changes. Under these flat to slightly negative index assumptions, we currently expect 2010 rent growth of approximately 1%.
Government Stimulus
     In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and temporary prohibitions on short sales of certain financial institution securities. On October 3, 2008, the then President of the United States signed into law the Emergency Economic Stabilization Act (“EESA”). The EESA provided the U.S. Secretary of Treasury with the authority to establish a Troubled Asset Relief Program (“TARP”), to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. In addition, the U.S. Secretary of Treasury has the authority to establish a program to guarantee, upon request from a financial institution, the timely payment of principal and interest on these financial assets.
     On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”) into law, which is more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, that are in addition to those previously announced by the U.S. Treasury, until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.
     EESA and ARRA followed, and have been followed by, numerous actions by the Federal Reserve, Congress, U.S. Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime crisis that commenced in 2007. These measures include, but are not limited to, homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including two 50 basis point decreases in October of 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. It is not clear at this time what impact the EESA, ARRA, the Capital Purchase Program (“CPP”), the TARP, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies.

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
Privileged Access
     Privileged Access is owned by Mr. McAdams, the Company’s President since January 1, 2008. On August 14, 2008, the Company acquired substantially all of the assets and certain liabilities of Privileged Access for an unsecured note payable of $2.0 million. Prior to the purchase, Privileged Access had a 12-year lease with the Company that terminated upon closing. The $2.0 million unsecured note payable matures on August 14, 2010 and accrues interest at 10 percent per annum. At the closing, Privileged Access put its excess cash of approximately $4.8 million into an escrow account for liabilities that Privileged Access has retained. The balance in the escrow account as of March 31, 2009 was approximately $2.4 million. The excess cash in the escrow account, if any, will be paid to the Company after a period of two years.
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
     Several different Agreements are currently offered to new customers. These front-line Agreements are generally distinguishable from each other by the number of Properties a customer can access. The Agreements generally grant the customer the contractual right-to-use designated space within the Properties on a continuous basis for up to 14 days. The Agreements are generally for three years and require nonrefundable upfront payments as well as annual payments. The Company has recently introduced one-year memberships that require smaller upfront and/or annual payments that can be purchased through the internet and other alternate distribution channels.
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

     Refer to Note 12 – Transactions with Related Parties included in the Notes to Consolidated Financial Statements in this Form 10-Q for a description of all agreements between the Company and Privileged Access.
Supplemental Property Disclosure
     We provide the following disclosures with respect to certain assets:
•	Tropical Palms - Beginning on July 15, 2008, Tropical Palms, a 541-site Property located in Kissimmee, Florida, was leased to a new operator for 12 years. The lease provides for an initial fixed annual lease payment of $1.6 million, which escalates at the greater of CPI or three percent. Percentage rent payments are provided for beginning in 2010, subject to gross revenue floors. The Company will match the lessee’s capital investment in new rental units at the Property up to a maximum of $1.5 million. The lessee will pay the Company additional rent equal to 8 percent per year on the Company’s capital investment. The lease income recognized during the quarter ended March 31, 2009 was approximately $0.5 million and is included in income from other investments, net. During the quarter ended March 31, 2009, the Company spent approximately $0.6 million to match the lessee’s investment in new rental units at the Property.
Critical Accounting Policies and Estimates
     Refer to the 2008 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. During the quarter ended March 31, 2009, there were no changes to these policies.

Results of Operations
     The results of operations for the two Properties designated as held for disposition as of March 31, 2009 pursuant to SFAS No. 144. See Note 4 in the Notes to the Consolidated Financial Statements for summarized information for these Properties.
Comparison of the Quarter Ended March 31, 2009 to the Quarter Ended March 31, 2008
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the quarters ended March 31, 2009 and 2008 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2007 and which were owned and operated during the quarters ended March 31, 2009 and 2008.

	Core Portfolio				Total Portfolio
			Increase /	%			Increase /
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	% Change
Community base rental income	$63,184	$61,034	$2,150	3.5%	$63,184	$61,034	$2,150	3.5%
Resort base rental income	32,629	33,194	(565)	(1.7%)	35,458	34,597	861	2.5%
Right-to-use annual payments	—	—	—	—	12,895	—	12,895	100.0%
Right-to-use contracts current period, gross	—	—	—	—	5,577	—	5,577	100.0%
Right-to-use contracts, deferred, net of prior period amortization	—	—	—	—	(5,163)	—	(5,163)	(100.0%)
Utility and other income	11,378	10,662	716	6.7%	12,404	10,791	1,613	14.9%

Property operating revenues	107,191	104,890	2,301	2.2%	124,355	106,422	17,933	16.9%

Property operating and Maintenance	32,145	32,722	(577)	(1.8%)	42,004	33,769	8,235	24.4%
Real estate taxes	7,471	7,370	101	1.4%	8,456	7,440	1,016	13.7%
Sales and marketing, gross	—	—	—	—	3,072	—	3,072	100.0%
Sales and marketing, deferred commissions, net	—	—	—	—	(1,493)	—	(1,493)	(100.0%)
Property management	5,322	5,218	104	2.0%	8,704	5,294	3,410	64.4%

Property operating expenses	44,938	45,310	372	(0.8%)	60,743	46,503	14,240	30.6%

Income from property operations	$62,253	$59,580	$2,673	4.5%	$63,612	$59,919	$3,693	6.2%

Property Operating Revenues
     The 2.2% increase in the Core Portfolio property operating revenues reflects: (i) a 3.5% increase in rates in our community base rental income (ii) a 1.7% decrease in revenues for our resort base income comprised of a decrease in seasonal and transient resort revenue, offset by an increase in annual resort revenue and (iii) an increase in utility income due to increased pass-throughs at certain Properties. The Total Portfolio property operating revenues increase of 16.9.% is primarily due to the consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008 as a result of the PA Transaction. The right-to-use annual payments represent the annual payments earned on right-to-use contracts acquired in the PA Transaction or sold since the PA Transaction on August 14, 2008. The right-to-use contracts current period, gross represents all right-to-use contract sales during the quarter ended March 31, 2009. The right-to-use contracts, deferred represents the deferral of current period sales into future periods, offset by the amortization of revenue deferred in prior periods.

Property Operating Expenses
     The 0.8% decrease in property operating expenses in the Core Portfolio reflects a 1.8% decrease in property operating and maintenance expenses offset by a 2.0% increase in property management expenses. The Core property operating and maintenance expense decrease is primarily due to a decrease in administrative expenses and insurance offset by an increase in utility expenses. Our Total Portfolio property operating and maintenance expenses increased due to the consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008 as a result of the PA Transaction. Total Portfolio sales and marketing expense are all related to the costs incurred for the sale of right-to-use contracts. Core Portfolio and Total Portfolio property management expenses primarily increased due to the PA Transaction. Sales and marketing, deferred commissions, net represents commissions on right-to-use contract sales deferred until future periods to match the deferral of the right-to-use contract sales, offset by the amortization of prior period commission.
Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended March 31, 2009 and 2008 (dollars in thousands).

	2009	2008	Variance	% Change
Gross revenues from new home sales	$826	$5,800	$(4,974)	(85.6%)
Cost of new home sales	(1,769)	(6,229)	4,460	71.6%

Gross loss from new home sales	(943)	(429)	(514)	(119.8%)

Gross revenues from used home sales	385	395	(10)	(2.5%)
Cost of used home sales	(348)	(521)	173	33.2%

Gross profit (loss)from used home sales	37	(126)	163	129.4%

Brokered resale revenues, net	186	367	(181)	(49.3%)
Home selling expenses	(1,072)	(1,513)	441	29.1%
Ancillary services revenues, net	1,156	1,448	(292)	(20.2%)

Loss from home sales operations	$(636)	$(253)	$(383)	(151.4%)

Home sales volumes
New home sales (1)	20	124	(104)	(83.9%)
Used home sales	67	61	6	9.8%
Brokered home resales	158	240	(82)	(34.2%)

(1)	Includes third party home sales of three and 24 for the quarters ending March 31, 2009 and 2008, respectively.
     Income from home sales operations decreased as a result of lower new and brokered resale volumes and reduced gross profits per home sold, partially offset by increased volumes and gross profits per home sold on used home sales. Gross loss from new home sales includes an increase in the manufactured home inventory reserve of approximately $0.9 million. Home selling expenses for 2009 were down as a result of lower sales volumes and decreased advertising costs. Ancillary services revenues, net decreased by 20.2% primarily due to $0.6 million of depreciation expense on new and used rental homes that we started depreciating during the second quarter of 2008.

Rental Operations
     The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended March 31, 2009 and 2008 (dollars in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in previous section.

				%
	2009	2008	Variance	Change
Manufactured homes:
New Home	$1,582	$778	$804	103.3%
Used Home	2,126	1,689	437	25.9%

Rental operations revenue (1)	3,708	2,467	1,241	50.3%

Property operating and maintenance	498	355	143	40.3%
Real estate taxes	74	32	42	131.3%

Rental operations expenses	572	387	185	47.8%

Income from rental operations	3,136	2,080	1,056	50.8%
Depreciation	582	—	582	100.0%

Income from rental operations, net of depreciation	$2,554	$2,080	$474	22.8%

Number of occupied rentals – new, end of period	508	252	256	101.6%
Number of occupied rentals – used, end of period	897	804	93	11.6%

(1)	Approximately $2.7 million and $1.8 million as of March 31, 2009 and 2008, respectively, are included in Community base rental income in the Property Operations table.
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
Other Income and Expenses
     The following table summarizes other income and expenses for the quarters ended March 31, 2009 and 2008 (amounts in thousands).

				%
	2009	2008	Variance	Change
Interest income	$1,383	$387	$996	257.4%
Income from other investments, net	2,523	6,910	(4,387)	(63.5%)
General and administrative	(6,157)	(5,399)	(758)	(14.0%)
Rent control initiatives	(146)	(1,347)	1,201	89.2%
Interest and related amortization	(24,550)	(24,984)	(434)	(1.7%)
Depreciation on corporate assets	(168)	(98)	(70)	(71.4%)
Depreciation on real estate assets	(17,399)	(16,274)	(1,125)	(6.9%)

Total other expenses, net	$(44,514)	$(40,805)	$(3,709)	(9.1%)

     Interest income is higher primarily due to interest income on Contracts Receivable purchased in the PA Transaction. Income from other investments, net decreased primarily due to lower Privileged Access lease income of $6.4 million received during 2008, offset by $1.2 million of incremental net insurance proceeds received during 2009 as compared to 2008, and $0.5 million in Tropical Palms lease payments recognized during 2009. General and administrative expense increased due to higher compensation costs and professional fees. Rent control initiatives decreased due to the 2008 activity regarding the City of San Rafael briefing, the City of Santee decision and 21st Mortgage trial. (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a detailed discussion of this activity). Interest and related amortization decreased due to lower rates and lines of credit amounts outstanding. The Company has determined that certain depreciable assets acquired during the last three years were inadvertently omitted from prior year depreciation expense calculations. Since the total amounts involved were immaterial to the Company’s financial position and results of operations, the Company has decided to record additional depreciation expense in 2009 to reflect this adjustment. As a result, the quarter ended March 31, 2009 includes approximately $1.1 million of prior period depreciation expense.
Equity in Income of Unconsolidated Joint Ventures
     During the quarter ended March 31, 2009, equity in income of unconsolidated joint ventures increased primarily due to approximately a $1.1 million gain on the sale of a 25% interest in two Diversified joint ventures by the Company since the quarter ended March 31, 2008.
Liquidity and Capital Resources
Liquidity
     As of March 31, 2009, the Company had $16.7 million in cash and cash equivalents and $368.7 million available on its lines of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities, proceeds from the sale of Properties and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. The Company has approximately $48 million of remaining scheduled debt maturities in 2009 (excluding scheduled principal payments on debt maturing in 2010 and beyond). The Company is currently evaluating refinancing options and expects to be able to satisfy the maturing debt with some combination of refinancing proceeds, net cash provided by operating activities and/or its available lines of credit. During 2008 and 2009, we received financing proceeds from Fannie Mae secured by mortgages on individual manufactured home Properties. The terms of the Fannie Mae financings were relatively attractive as compared to other potential lenders. If financing proceeds are no longer available from Fannie Mae for any reason or if Fannie Mae terms are no longer attractive, it may adversely affect cash flow and our ability to service debt and make distributions to stockholders.
     The table below summarizes cash flow activity for the quarters ended March 31, 2009 and 2008 (amounts in thousands).

	For the quarters ended
	March 31,
	2009	2008
Cash provided by operating activities	$54,858	$40,040
Cash used in investing activities	(9,981)	(11,237)
Cash used in financing activities	(73,510)	(32,021)

Net decrease in cash	$(28,633)	$(3,218)

Operating Activities
     Net cash provided by operating activities increased $14.8 million for the quarter ended March 31, 2009.

Investing Activities
     Net cash used in investing activities reflects the impact of the following investing activities:
Acquisitions
2009 Acquisitions
On February 13, 2009, the Company acquired the remaining 75 percent interests in three Diversified Portfolio joint ventures known as (i) Robin Hill, a 270-site property in Lenhartsville, Pennsylvania, (ii) Sun Valley, a 265-site property in Brownsville, Pennsylvania, and (iii) Plymouth Rock, a 609-site property in Elkhart Lake, Wisconsin. The gross purchase price was approximately $19.2 million, and we assumed mortgage loans of approximately $12.9 million with a value of approximately $11.9 million and a weighted average interest rate of 6.0 percent per annum.
2008 Acquisitions
On January 14, 2008, we acquired a 179-site Property known as Grandy Creek located on 63 acres near Concrete, Washington. The purchase price was $1.8 million and the Property was leased to Privileged Access from January 14, 2008 through August 14, 2008.

On January 23, 2008, we acquired a 151-site resort Property known as Lake George Schroon Valley Resort on approximately 20 acres in Warrensburg, New York. The purchase price was approximately $2.1 million.
     We continue to look at acquiring additional assets and are at various stages of negotiations with respect to potential acquisitions. Funding is expected to come from either proceeds from potential dispositions, lines of credit draws, or other financing.
Dispositions
     On February 13, 2009, the Company sold its 25 percent interest in two Diversified Portfolio joint ventures known as (i) Pine Haven, a 625-site property in Ocean View, New Jersey and (ii) Round Top, a 319-site property in Gettysburg, Pennsylvania. A gain on sale of approximately $1.1 million was recognized during the quarter ended March 31, 2009 and is included in Equity in income of unconsolidated joint ventures.
     On April 17, 2009, we sold Caledonia, a 247-site Property in Caledonia, Wisconsin, for proceeds of approximately $2.2 million. The Company recognized a gain on sale of approximately $0.8 million. In order to defer the taxable gain on the sale, the sales proceeds, net of transaction costs, were deposited in a tax-deferred exchange account. In addition, we received approximately $0.3 million of deferred rent due from the previous tenant.
     We currently have two Properties held for disposition, which are in various stages of negotiations. We plan to reinvest the proceeds or reduce outstanding lines of credit with the proceeds from these dispositions.
Notes Receivable Activity
     The notes receivable activity during the quarter ended March 31, 2009 of $1.6 million in cash outflow reflects net repayments of $0.1 million from our Chattel Loans and net repayments of $0.8 million from our Contract Receivables.
     The notes receivable activity during the quarter ended March 31, 2008 of $0.1 million in cash outflow reflects net lending from our Chattel Loans.

Investments in and distributions from unconsolidated joint ventures
     During the quarter ended March 31, 2009, the Company received approximately $2.0 million in distributions from our joint ventures. Approximately $2.0 million of these distributions were classified as return on capital and were included in operating activities. Of these distributions, approximately $1.1 million relates to the gain on sale of the Company’s 25% interest in two Diversified joint ventures.
     During the quarter ended March 31, 2008, the Company invested approximately $5.5 million in its joint ventures to increase the Company’s ownership interest in Voyager RV Resort to 50%. The Company also received approximately $0.4 million held for the initial investment in one of the Morgan Properties.
     During the quarter ended March 31, 2008, the Company received approximately $1.0 million in distributions from our joint ventures which were classified as return on capital and were included in operating activities. Of these distributions, $0.6 million relates to the gain on the payoff of our share of seller financing in excess of our basis on one Lakeshore investment.
Capital Improvements
     The table below summarizes capital expenditures activity for the quarters ended March 31, 2009 and 2008 (amounts in thousands).

	For the quarters ended
	March 31,
	2009	2008
Recurring Cap Ex (1)	$4,199	$2,087
New construction — expansion	181	165
New construction – upgrades (2)	1,651	1,130
Home site development	335	719
Hurricane related	—	66

Total Property	6,366	4,167

Corporate	157	17

Total Capital expenditures	$6,523	$4,184

(1)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(2)	New construction — upgrades primarily represents costs to improve and upgrade Property infrastructure or amenities.
Financing Activities
Financing, Refinancing and Early Debt Retirement
2009 Activity
During the quarter ended March 31, 2009, the Company closed on approximately $57 million of financing with Fannie Mae on two manufactured home Properties at a stated interest rate of 6.38 percent per annum. The Company also paid off two maturing mortgages totaling approximately $22 million with a weighted average interested rate of 5.43 percent per annum.

During the quarter ended March 31, 2009, we had approximately $6.1 million in principal repayments on mortgage debt.

On April 1, 2009, the Company paid off approximately $5 million of maturing mortgage debt on Old Chatham in South Dennis, Massachusetts that had a stated interest rate of 4.99 percent per annum.

On April 10, 2009, the Company refinanced approximately $5 million of maturing mortgage debt on Kloshe Illahee in Federal Way, Washington with a stated interest rate of 7.15 percent per annum for approximately $18 million with a stated interest rate of 5.79 percent per annum, maturing in 2019.
2008 Activity
During the quarter ended March 31, 2008, we had approximately $4.8 million in principal repayments on mortgage debt.
Secured Debt
     As of March 31, 2009, our secured long-term debt balance was approximately $1.6 billion, with a weighted average interest rate in 2009 of approximately 6.0% per annum. The debt bears interest at rates between 5.0% and 10.0% per annum and matures on various dates primarily ranging from 2009 to 2019. Included in our debt balance are three capital leases with an imputed interest rate of 13.1% per annum. The Company has $48 million of secured debt currently outstanding that matures in 2009 and approximately $213.9 million maturing in 2010.
  Unsecured Debt
     We have two unsecured Lines of Credit (“LOC”) with a maximum borrowing capacity of $350 million and $20 million which bear interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. The weighted average interest rate for the quarter ended March 31, 2009 for our unsecured debt was approximately 3.5% per annum. During the quarter ended March 31, 2009, we borrowed $38.7 million and paid down $130.4 million on the lines of credit for a net pay down of $91.7 million. The balance outstanding as of March 31, 2009 was approximately $1.3 million.
Contractual Obligations
     As of March 31, 2009, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

	Total	2009	2010 (2)	2011	2012	2013	Thereafter
Long Term Borrowings (1)	$1,610,819	$74,411	$232,404	$75,347	$21,359	$130,972	$1,076,326
Weighted average interest rates	6.15%	6.06%	5.93%	5.81%	5.77%	5.77%	5.70%

(1)	Balance excludes net premiums and discounts of $0.2 million.

(2)	Includes lines of credit repayment in 2010 of $1.3 million. We have an option to extend this maturity for one year to 2011.
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

     The Company also leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. Minimum future rental payments under the ground leases are approximately $1.9 million per year for each of the next five years and approximately $20.0 million thereafter.
     With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately six years, with no more than approximately $578 million, in 2015, in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, we believe that we will be able to repay such maturing debt from asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.
Equity Transactions
2009 Activity
     The 2009 quarterly distribution per common share is $0.25 per share, up from $0.20 per share in 2008. On April 10, 2009, the Company paid a $0.25 per share distribution for the quarter ended March 31, 2009 to stockholders of record on March 27, 2009.
     On March 31, 2009, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units
     During the quarter ended March 31, 2009, we received approximately $0.3 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).
2008 Activity
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
     The following table presents a calculation of FFO for the quarters ended March 31, 2009 and 2008 (amounts in thousands):

	Quarters Ended
	March 31,
	2009	2008
Computation of funds from operations:
Net income available for common shares	$13,644	$12,725
Income allocated to common OP Units	2,794	3,004
Right-to-use contract sales, deferred, net	5,163	—
Right-to-use contract commissions, deferred, net	(1,493)	—
Depreciation on real estate assets	17,399	16,274
Depreciation on unconsolidated joint ventures	326	592
Loss on sale of property	20	41

Funds from operations available for common shares	$37,853	$32,636

Weighted average common shares outstanding – fully diluted	30,523	30,386

Item 3. Quantitative and Qualitative Disclosure of Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At March 31, 2009, approximately 99% or approximately $1.6 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $91.1 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $96.7 million.
     At March 31, 2009, approximately 1% or approximately $1.3 million of our outstanding debt was short-term and at variable rates. Earnings are affected by increases and decreases in market interest rates on this debt. For each increase/decrease in interest rates of 1% (or 100 basis points), our earnings and cash flows would increase/decrease by approximately $13,000 annually.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of March 31, 2009.
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
     Excluding the operations of Privileged Access, there were no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009.

Part II — Other Information
Item 1. Legal Proceedings
     See Note 13 in the Consolidated Financial Statements contained herein.
Item 1A. Risk Factors
     With the exception of the following there have been no material changes to the factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Some Potential Losses Are Not Covered by Insurance. We carry comprehensive insurance coverage for losses resulting from property damage, liability claims and business interruption on all of our Properties. In addition we carry liability coverage for other activities not specifically related to property operations. These coverages include, but are not limited to, Directors & Officers liability, Employer Practices liability and Fiduciary liability. We believe that the policy specifications and coverage limits of these policies should be adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims that generally are not insured. Should an uninsured loss or a loss in excess of coverage limits occur, we could lose all or a portion of the capital we have invested in a Property or the anticipated future revenue from a Property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property.
We have a $100 million loss limit with respect to our all-risk property insurance program including Named Windstorm and a $25 million loss limit for California Earthquake. Policy deductibles primarily range from $100,000 to five percent of insurable values specifically for Named Windstorm, Named Storm Flood and California Earthquake. Losses in a 100-year Flood zone are subject to varying deductibles with maximum exposure of $500,000. A deductible indicates ELS’ maximum exposure, subject to policy sub-limits, in event of a loss.
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

EQUITY LIFESTYLE PROPERTIES, INC.
Date: May 11, 2009	By:	/s/ Thomas P. Heneghan
Thomas P. Heneghan
Chief Executive Officer (Principal executive officer)

Date: May 11, 2009	By:	/s/ Michael B. Berman
Michael B. Berman
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)