Form 10-Q
period 2009-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2009-08-10
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
30,315,919 shares of Common Stock as of August 6, 2009.

Equity LifeStyle Properties, Inc.

Part I — Financial Information
Item 1. Financial Statements

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of June 30, 2009 and December 31, 2008
(amounts in thousands, except share and per share data)

	June 30,
	2009	December 31,
	(unaudited)	2008
Assets
Investment in real estate:
Land	$546,012	$541,979
Land improvements	1,742,692	1,725,752
Buildings and other depreciable property	241,391	223,290

	2,530,095	2,491,021
Accumulated depreciation	(596,962)	(561,104)

Net investment in real estate	1,933,133	1,929,917
Cash and cash equivalents	174,151	45,312
Notes receivable, net	29,078	31,799
Investment in joint ventures	9,405	9,676
Rent and other customer receivables, net	488	1,040
Deferred financing costs, net	12,189	12,408
Inventory, net	3,981	12,934
Deferred commission expense	6,769	3,644
Escrow deposits and other assets	56,627	44,917

Total Assets	$2,225,821	$2,091,647

Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,611,021	$1,569,403
Unsecured lines of credit	—	93,000
Accrued payroll and other operating expenses	83,699	66,656
Deferred revenue — sale of right-to-use contracts	21,045	10,611
Accrued interest payable	8,337	8,335
Rents and other customer payments received in advance and security deposits	43,405	41,302
Distributions payable	7,657	6,106

Total Liabilities	1,775,164	1,795,413

Commitments and contingencies
Non-controlling interests- Perpetual Preferred OP Units	200,000	200,000

Equity:
Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 100,000,000 shares authorized; 29,912,626 and 25,051,322 shares issued and outstanding for June 30, 2009 and December 31, 2008, respectively	299	238
Paid-in capital	450,714	320,084
Distributions in excess of accumulated earnings	(237,704)	(241,609)

Total Stockholders’ Equity	213,309	78,713

Non-controlling interests — Common OP Units	37,348	17,521

Total Equity	250,657	96,234

Total Liabilities and Equity	$2,225,821	$2,091,647

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Quarters and Six Months Ended June 30, 2009 and 2008
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Property Operations:
Community base rental income	$63,318	$61,430	$126,502	$122,464
Resort base rental income	27,747	23,033	63,205	57,630
Right-to-use annual payments	12,702	—	25,597	—
Right-to-use contracts current period, gross	5,869	—	11,446	—
Right-to-use contracts deferred, net of prior period amortization	(5,271)	—	(10,434)	—
Utility and other income	11,720	9,859	24,124	20,650

Property operating revenues	116,085	94,322	240,440	200,744

Property operating and maintenance	45,565	33,930	87,569	67,699
Real estate taxes	8,235	7,478	16,691	14,918
Sales and marketing, gross	3,672	—	6,744	—
Sales and marketing, deferred commissions, net	(1,632)	—	(3,125)	—
Property management	7,730	5,243	16,434	10,537

Property operating expenses (exclusive of depreciation shown separately below)	63,570	46,651	124,313	93,154

Income from property operations	52,515	47,671	116,127	107,590

Home Sales Operations:
Gross revenues from inventory home sales	1,737	6,799	2,948	12,994
Cost of inventory home sales	(1,647)	(6,859)	(3,764)	(13,609)

Profit (loss) from inventory home sales	90	(60)	(816)	(615)
Brokered resale revenues, net	199	301	385	668
Home selling expenses	(640)	(1,635)	(1,712)	(3,148)
Ancillary services revenues, net	418	(327)	1,574	1,121

Profit (loss) from home sales operations and other	67	(1,721)	(569)	(1,974)

Other Income (Expenses):
Interest income	1,223	294	2,606	681
Income from other investments, net	1,866	6,705	4,389	13,615
General and administrative	(6,216)	(4,834)	(12,373)	(10,233)
Rent control initiatives	(169)	(518)	(315)	(1,865)
Interest and related amortization	(25,026)	(24,690)	(49,576)	(49,674)
Depreciation on corporate and other assets	(234)	(84)	(402)	(182)
Depreciation on real estate assets	(17,143)	(16,258)	(34,542)	(32,532)

Total other expenses, net	(45,699)	(39,385)	(90,213)	(80,190)

Equity in income of unconsolidated joint ventures	475	2,499	2,378	3,383

Consolidated income from continuing operations	7,358	9,064	27,723	28,809

Discontinued Operations:
Discontinued operations	87	88	213	145
Loss on sale from discontinued real estate	—	(39)	(20)	(80)

Income from discontinued operations	87	49	193	65

Consolidated net income	7,445	9,113	27,916	28,874
Income allocated to non-controlling interests:
Common OP Units	(501)	(964)	(3,295)	(3,968)
Perpetual Preferred OP Units	(4,040)	(4,040)	(8,073)	(8,072)

Net income available for Common Shares	$2,904	$4,109	$16,548	$16,834

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations (Continued)
For the Quarters and Six Months Ended June 30, 2009 and 2008
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Earnings per Common Share — Basic:
Income from continuing operations	$0.12	$0.17	$0.65	$0.69
Income from discontinued operations	0.00	0.00	0.01	0.00

Net income available for Common Shares	$0.12	$0.17	$0.66	$0.69

Earnings per Common Share — Fully Diluted:
Income from continuing operations	$0.11	$0.17	$0.64	$0.68
Income from discontinued operations	0.00	0.00	0.01	0.00

Net income available for Common Shares	$0.11	$0.17	$0.65	$0.68

Distributions declared per Common Share outstanding	$0.25	$0.20	$0.50	$0.40

Weighted average Common Shares outstanding — basic	25,163	24,370	25,055	24,285

Weighted average Common Shares outstanding — fully diluted	30,693	30,540	30,609	30,478

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2009
(amounts in thousands)
(unaudited)

			Distributions in
			Excess of	Non-controlling
			Accumulated	interests –
	Common	Paid-in	Comprehensive	Common OP
	Stock	Capital	Earnings	Units	Total Equity

Balance, December 31, 2008	$238	$320,084	$(241,609)	$17,521	$96,234
Conversion of OP Units to common stock	—	758	—	(758)	—
Issuance of common stock through exercise of options	—	32	—	—	32
Issuance of common stock through employee stock purchase plan	—	929	—	—	929
Issuance of common stock through stock offering	46	146,603	—	—	146,649
Compensation expenses related to stock options and restricted stock	15	2,327	—	—	2,342
Repurchase of common stock	—	(120)	—	—	(120)
Adjustment of Common OP Unitholders in the Operating Partnership	—	(19,899)	—	19,899	—
Net income	—	—	16,548	3,295	19,843
Distributions	—	—	(12,643)	(2,609)	(15,252)

Balance, June 30, 2009	$299	$450,714	$(237,704)	$37,348	$250,657

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(amounts in thousands)
(unaudited)

	June 30,	June 30,
	2009	2008
Cash Flows From Operating Activities:
Consolidated net income	$27,916	$28,839
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss on sale of properties and other	(783)	80
Depreciation expense	36,718	33,873
Amortization expense	1,569	1,419
Debt premium amortization	(546)	(372)
Equity in income of unconsolidated joint ventures	(3,017)	(4,286)
Distributions from unconsolidated joint ventures	2,540	3,148
Amortization of stock-related compensation	2,342	2,716
Revenue recognized from right-to-use contract sales	(1,012)	—
Amortized commission expense related to right-to-use contract sales	325	—
Accrued long term incentive plan compensation	2,837	546
Increase in provision for uncollectible rents receivable	411	254
Increase in provision for inventory reserve	1,067	329
Changes in assets and liabilities:
Rent and other customer receivables, net	141	494
Inventory	833	(1,221)
Deferred commissions expense	(3,450)	—
Escrow deposits and other assets	(11,650)	(6,406)
Accrued payroll and other operating expenses	10,352	12,476
Deferred revenue — sales of right-to-use contracts	11,445	—
Rents received in advance and security deposits	4,622	3,119

Net cash provided by operating activities	82,660	75,008

Cash Flows From Investing Activities:
Acquisition of real estate	(5,048)	(3,984)
Proceeds from disposition of rental properties	2,192	—
Net tax-deferred exchange withdrawal	—	2,124
Joint Ventures:
Investments in	—	(5,346)
Distributions from	—	497
Net repayment of notes receivable	2,721	131
Capital improvements	(15,810)	(11,132)

Net cash used in investing activities	(15,945)	(17,710)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	961	3,014
Net proceeds from issuance of Common Stock	146,649	—
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(21,775)	(18,645)
Stock repurchase and Unit redemption	(120)	—
Lines of credit:
Proceeds	50,900	68,400
Repayments	(143,900)	(109,900)
Principal repayments and mortgage debt payoff	(43,999)	(20,053)
New financing proceeds	74,313	25,832
Debt issuance costs	(905)	(546)

Net cash provided by (used in) financing activities	62,124	(51,898)

Net increase in cash and cash equivalents	128,839	5,400
Cash and cash equivalents, beginning of period	45,312	5,785

Cash and cash equivalents, end of period	$174,151	$11,185

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Six Months Ended June 30, 2009 and 2008
(amounts in thousands)
(unaudited)

	June 30,	June 30,
	2009	2008
Supplemental Information:
Cash paid during the period for interest	$48,631	$47,859
Non-cash activities:
Real estate acquisition and disposition
Mortgage debt assumed and financed on acquisition of real estate	$11,851	$—
Other assets and liabilities, net, acquired on acquisition of real estate	$941	$36

Inventory reclassified to Buildings and other depreciable property	$7,282	$31,141

Acquisition of operations of Privileged Access
Assumption of assets and liabilities:
Escrow deposits and other assets	$86	$—
Accrued payroll and other operating expenses	$39	$—
Rents and other customers payments received in advance and security deposits	$(125)	$—
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
     The Company has applied the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) — an interpretation of ARB 51. The objective of FIN 46R is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company has also applied Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), which determines whether a general partner or the general partners as a group controls a limited partnership or similar entity and therefore should consolidate the entity. The Company will apply FIN 46R and EITF 04-5 to all types of entity ownership (general and limited partnerships and corporate interests).
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
(d) Inventory
     As of December 31, 2008, inventory primarily consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. The expense for the inventory reserve is included in the cost of home sales in our Consolidated Statements of Operations. As of June 30, 2009, inventory primarily consists of merchandise inventory as almost all Site Set inventory has been reclassified to buildings and other depreciable property. (See Note 6 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”)).
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
     Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. We generally use a 30-year estimated life for buildings acquired and structural and land improvements (including site development), a ten-year estimated life for building upgrades and a five-year estimated life for furniture, fixtures and equipment. New rental units are generally depreciated using a 20-year estimated life from each model year down to a salvage value of 40% of the original costs. Used rental units are generally depreciated based on the estimated life of the unit with no estimated salvage value.
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

Note 1 — Summary of Significant Accounting Policies (continued)
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
     As of June 30, 2009 and December 31, 2008, the carrying amounts of identified intangible assets, a component of “Escrow deposits and other assets” on our consolidated balance sheets, were approximately $4.3 million and $4.2 million, respectively. Accumulated amortization of identified intangibles assets was approximately $0.3 million and $0.1 million as of June 30, 2009 and December 31, 2008, respectively.
(g) Cash and Cash Equivalents
     We consider all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of June 30, 2009 and December 31, 2008 include approximately $0.4 million of restricted cash.
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

Note 1 — Summary of Significant Accounting Policies (continued)
     On August 14, 2008, we purchased Contract Receivables that were recorded at fair value at the time of acquisition of approximately $19.6 million under American Institute of Certified Public Accountants Statement of Position (SOP) 03-3: Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The fair value of these Contracts Receivable includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these receivables as of the transaction date. Through June 30, 2009, the credit performance of these receivables has generally been consistent with the assumptions used in determining the initial fair value of these loans, and our original expectations regarding the amounts and timing of future cash flows has not changed. A probable decrease in management’s expectation of future cash collections related to these receivables could result in the need to record an allowance for credit losses related to these loans in the future. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying pool of receivables.
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
(j) Income from Other Investments, net
     Prior to August 14, 2008, income from other investments, net, primarily included revenue relating to the Company’s former ground leases with Privileged Access. The ground leases were terminated on August 14, 2008 due to the PA Transaction. The ground leases with Privileged Access were for approximately 24,300 sites at 82 of the Company’s Properties and were accounted for in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases. The Company recognized income related to these ground leases of approximately $6.4 and approximately $12.7 million for the quarter and six months ended June 30, 2008, respectively.
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
     The Company has received proceeds from insurance carriers of approximately $10.5 million through June 30, 2009. The proceeds were accounted for in accordance with the Statement of Financial Accounting Standards No.5, “Accounting for Contingencies” (“SFAS No. 5”). During the six months ended June 30, 2009, $1.5 million has been recognized as a gain on insurance recovery, which is net of approximately $0.2 million of contingent legal fees and included in income from other investments, net.

Note 1 — Summary of Significant Accounting Policies (continued)
     On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion of this lawsuit.
(l) Fair Value of Financial Instruments
     The Company’s financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, and mortgage notes payable. The fair values of all financial instruments, including notes receivable, were not materially different from their carrying values at June 30, 2009 and December 31, 2008.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of SFAS No. 133. SFAS No. 161 is intended to enhance the disclosure framework in SFAS No. 133 by requiring objectives of using derivatives to be disclosed in terms of underlying risk and accounting designation. The statement requires a new tabular disclosure format as a way of providing a more complete picture of derivative positions and their effect during the reporting period. SFAS No. 161 was effective November 15, 2008 with early adoption recommended. The Company currently does not have any financial instruments that require the application of SFAS No. 133 or SFAS No. 161.
(m) Deferred Financing Costs, net
     Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the lines of credit, unamortized deferred financing fees are accounted for in accordance with, Emerging Issues Task Force No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” (“EITF No. 98-14”). Accumulated amortization for such costs was $14.0 million and $13.1 million at June 30, 2009 and December 31, 2008, respectively.
(n) Revenue Recognition
     The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We will reserve for receivables when we believe the ultimate collection is less than probable. Our provision for uncollectible rents receivable was approximately $1.9 million and $1.5 million as of June 30, 2009 and December 31, 2008, respectively.

Note 1 — Summary of Significant Accounting Policies (continued)
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
(o) Recent Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”), an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheet and Consolidated Income Statement. Per SFAS No. 160, a non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are non-controlling interests. Under SFAS No. 160, such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. However, per FASB Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable non-controlling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.
     In accordance with SFAS No. 160, effective January 1, 2009, the Company, for all periods presented, has reclassified the non-controlling interest for Common OP Units from the mezzanine section under Total Liabilities to the Equity section of the consolidated balance sheets. The caption Common OP Units on the consolidated balance sheets also includes $0.5 million of private REIT Subsidiaries preferred stock. Based on the Company’s analysis, Perpetual Preferred OP Units will remain in the mezzanine section. The presentation of income allocated to Common OP Units and Perpetual Preferred OP Units on the consolidated statements of operations has been moved to the bottom of the statement prior to Net income available to Common Shares.

Note 1 — Summary of Significant Accounting Policies (continued)
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 seeks to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Statement sets forth the period and circumstances after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Statement applies to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No.165 has had no material effect on the Company’s financial statements. Our management evaluated for subsequent events through the time of our filing on August 10, 2009.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, amendments to FASB Interpretation No. 46 (R), (“SFAS No. 167”). SFAS No. 167 seeks to improve financial reporting by enterprises involved with variable interest entities. The Statement addresses the effects on certain provisions of FIN 46R, Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets. It also discusses the application of certain key provisions of FIN 46R, including those in which the accounting and disclosures under FIN 46R do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe the adoption of SFAS No. 167 will have a material effect on its consolidated financial statements.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Statement will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Statement will become nonauthoritative. The Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe SFAS No. 168 will have an impact on its consolidated financial statements.
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
     The following table sets forth the computation of basic and diluted earnings per common share for the quarters and six months ended June 30, 2009 and 2008 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerators:
Income from Continuing Operations:
Income from continuing operations — basic	$2,830	$4,069	$16,386	$16,781
Amounts allocated to dilutive securities	488	955	3,264	3,956

Income from continuing operations — fully diluted	$3,318	$5,024	$19,650	$20,737

Income from Discontinued Operations:
Income from discontinued operations — basic	$74	$40	$162	$53
Amounts allocated to dilutive securities	13	9	31	12

Income from discontinued operations — fully diluted	$87	$49	$193	$65

Net Income Available for Common Shares — Fully Diluted:

Net income available for Common Shares — basic	$2,904	$4,109	$16,548	$16,834
Amounts allocated to dilutive securities	501	964	3,295	3,968

Net income available for Common Shares — fully diluted	$3,405	$5,073	$19,843	$20,802

Denominator:
Weighted average Common Shares outstanding — basic	25,163	24,370	25,055	24,285
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	5,164	5,777	5,212	5,802
Employee stock options and restricted shares	366	393	342	391

Weighted average Common Shares outstanding - fully diluted	30,693	30,540	30,609	30,478

Note 3 — Common Stock and Other Equity Related Transactions
     On July 10, 2009, the Company paid a $0.25 per share distribution for the quarter ended June 30, 2009 to stockholders of record on June 26, 2009. On April 10, 2009, the Company paid a $0.25 per share distribution for the quarter ended March 31, 2009 to stockholders of record on March 27, 2009. On June 30, 2009 and March 31, 2009, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     On June 29, 2009, the Company issued 4.6 million shares of common stock in an equity offering for approximately $146.6 million in proceeds, net of offering costs.

Note 3 — Common Stock and Other Equity Related Transactions (continued)
     Our management and the executive committee of our Board of Directors intend to recommend to the Board of Directors an increase in our quarterly common stock dividend from $0.25 to $0.30 per share of common stock. This expected increase in our quarterly dividend will take effect with the distributions for the quarter ended September 30, 2009. Although we anticipate increasing our regular quarterly dividend as described above, the amount, timing and form of any future dividends to our stockholders will be at the sole discretion of our Board of Directors and will depend upon numerous factors, including, but not limited to, our actual and projected results of operations and funds from operations; our actual and projected financial condition, cash flows and liquidity; our business prospects; our operating expenses; our capital expenditure requirements; our debt service requirements; restrictive covenants in our financing or other contractual arrangements; restrictions under Maryland law; our taxable income; the annual distribution requirements under the REIT provisions of the Internal Revenue Code; and such other factors as our Board of Directors deems relevant.
Note 4 — Investment in Real Estate
     Investment in real estate is comprised of (amounts in thousands):

	As of
	June 30,	December 31,
Properties Held for Long Term	2009	2008
Investment in real estate:
Land	$543,735	$539,702
Land improvements	1,732,633	1,715,627
Buildings and other depreciable property (a)	240,772	222,699

	2,517,140	2,478,028
Accumulated depreciation	(592,850)	(557,001)

Net investment in real estate	$1,924,290	$1,921,027

(a)	As of June 30, 2009, the balance includes approximately $45.7 million of new rental units and approximately $15.5 million of used rental units. As of December 31, 2008, the balance includes approximately $44.4 million of new manufactured home rental units and $13.4 million of used manufactured home rental units.

	As of
	June 30,	December 31,
Properties Held for Sale	2009	2008
Investment in real estate:
Land	$2,277	$2,277
Land improvements	10,059	10,125
Buildings and other depreciable property	619	591

	12,955	12,993
Accumulated depreciation	(4,112)	(4,103)

Net investment in real estate	$8,843	$8,890

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Buildings and other depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, as well as rental units, furniture, fixtures and equipment. See Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for disclosure regarding the reclassification of resort cottage inventory to Building and other depreciable property during the six months ended June 30, 2009.

Note 4 — Investment in Real Estate (continued)
     On April 17, 2009, we sold Caledonia, a 247-site Property in Caledonia, Wisconsin, for proceeds of approximately $2.2 million. The Company recognized a gain on sale of approximately $0.8 million and is included in Income from other investments, net. In addition, we received approximately $0.3 million of deferred rent due from the previous tenant.
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
     As of June 30, 2009, the Company had two Properties designated as held for disposition pursuant to SFAS No. 144. The Company determined that these Properties no longer met its investment criteria. As such, the results from operations of these two Properties are classified as income from discontinued operations. The Company expects to sell these Properties for proceeds greater than their net book value. The Properties that were classified as held for disposition as of June 30, 2009 are listed in the table below:

Property	Location	Sites
Casa Village (1)	Billings, MT	490
Creekside.	Wyoming, MI	165

(1)	Casa Village, was sold on July 20, 2009 for proceeds of approximately $12 million.
     The following table summarizes the combined results of operations of the two Properties held for sale for the quarters and six months ended June 30, 2009 and 2008, respectively (amounts in thousands).

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Rental income	$527	$531	$1,067	$1,068
Utility and other income	39	36	77	78

Property operating revenues	566	567	1,144	1,146

Property operating expenses	254	252	496	540

Income from property operations	312	315	648	606

Income from home sales operations	9	4	22	1

Interest and Amortization	(225)	(231)	(448)	(462)
Depreciation	(9)	—	(9)	—

Total other expenses	(234)	(231)	(457)	(462)

Loss on sale of property	—	(39)	(20)	(80)

Net income from discontinued operations	$87	$49	$193	$65

Note 5 — Investment in Joint Ventures
     The Company recorded approximately $2.4 million and $3.4 million of net income from joint ventures, net of approximately $0.6 million and $0.9 million of depreciation expense for the six months ended June 30, 2009 and 2008, respectively. The Company received approximately $2.5 million and $3.6 million in distributions from such joint ventures for the six months ended June 30, 2009 and 2008, respectively. Approximately $2.5 million and $3.1 million of such distributions were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008, respectively. The remaining distributions were classified as return of capital and classified as investing activities on the Consolidated Statements of Cash Flows. Approximately $1.1 million and $2.4 million of the distributions received in the six months ended June 30, 2009 and 2008, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures. Distributions include amounts received from the sale or liquidation of joint venture investments.
     On February 13, 2009, the Company sold its 25 percent interest in two Diversified Portfolio joint ventures known as (i) Pine Haven, a 625-site property in Ocean View, New Jersey and (ii) Round Top, a 319-site property in Gettysburg, Pennsylvania. A gain on sale of approximately $1.1 million was recognized and is included in Equity in income of unconsolidated joint ventures.
     The following table summarizes the Company’s investments in unconsolidated joint ventures (with the number of Properties shown parenthetically as of June 30, 2009 and December 31, 2008, respectively with dollar amounts in thousands):

						JV Income for
				Investment as of		Six Months Ended
		Number	Economic		December
Investment	Location	of Sites	Interest(a)	June 30, 2009	31, 2008	June 30, 2009	June 30, 2008
Meadows	Various (2,2)	1,027	50%	$115	$406	$472	$471
Lakeshore	Florida (2,2)	342	90%	140	110	162	750
Voyager	Arizona (1,1)	1,706	50%(b)	8,841	8,953	580	789
Other Investments	Various (0,5)(c)	—	25%	309	207	1,164	1,373

		3,075		$9,405	$9,676	$2,378	$3,383

(a)	The percentages shown approximate the Company’s economic interest as of June 30, 2009. The Company’s legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort. A 25% interest in the utility plant servicing the Property is included in Other Investments.

(c)	As noted above, the Company sold its interest in two Diversified Portfolio joint ventures and purchased the remaining 75% interest in three Diversified Portfolio joint ventures during the six months ended June 30, 2009 (see Note 4 in the Notes to Consolidated Financial Statements contained in this Form 10-Q).

Note 6 — Inventory
     The following table sets forth Inventory as of June 30, 2009 and December 31, 2008 (amounts in thousands):

	June 30, 2009	December 31, 2008
New homes (a)	$466	$8,436
Used homes (b)	—	312
Other (c)	3,515	4,651

Total inventory (d)	3,981	13,399
Inventory reserve	—	(465)

Inventory, net of reserves	$3,981	$12,934

(a)	Includes 6 and 261 new units as of June 30, 2009 and December 31, 2008, respectively.

(b)	Includes zero and 27 used units as of June 30, 2009 and December 31, 2008, respectively.

(c)	Other inventory primarily consists of merchandise inventory.

(d)	Includes $0.3 million in discontinued operations as of June 30, 2009 and December 31, 2008.
     During the six months ended June 30, 2009, $6.1 million of new and used resort cottage inventory and related reserves were reclassified to fixed assets. The reclassification was made to reflect the current use of these resources.
Note 7 — Notes Receivable
     As of June 30, 2009 and December 31, 2008, the Company had approximately $29.1 million and $31.8 million in notes receivable, respectively. As of June 30, 2009 and December 31, 2008, the Company had approximately $11.3 and $12.0 million, respectively, in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 8.8%, have an average term and amortization of approximately of five to 15 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of $0.3 million and $0.2 million as of June 30, 2009 and December 31, 2008, respectively. During the six months ended June 30, 2009, approximately $0.5 million was repaid and an additional $0.2 million was loaned to customers.
     In connection with the PA Transaction, we acquired approximately $19.6 million of Contracts Receivable. As of June 30, 2009, the Company had approximately $17.6 million of Contracts Receivables, including allowances of approximately $0.5 million. These Contracts Receivables represent loans to customers who have purchased right-to-use contracts. The Contracts Receivable yield interest at a per annum weighted average rate of 16.3% of the face value, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the six months ended June 30, 2009, approximately $5.3 million was repaid and an additional $3.9 million was loaned to customers.
     As of June 30, 2009 and December 31, 2008, the Company had a $0.4 million note receivable, which bears interest at a per annum rate of prime plus 0.5% and matures on December 31, 2011. The note is collateralized with a combination of Common OP Units and partnership interests in certain joint ventures.

Note 8 — Long-Term Borrowings
     As of June 30, 2009 and December 31, 2008, the Company had outstanding mortgage indebtedness on Properties held for long-term investment of approximately $1,597 million and $1,555 million, respectively, and approximately $14 million of mortgage indebtedness as of June 30, 2009 and December 31, 2008 on Properties held for sale. The debt encumbered a total of 153 and 151 of the Company’s Properties as of June 30, 2009 and December 31, 2008, respectively, and the carrying value of such Properties was approximately $1,708 million and $1,694 million, respectively as of such dates. The weighted average interest rate on this mortgage indebtedness for the quarter ending June 30, 2009 and the year ending December 31, 2008, was approximately 6.0% and 5.9% per annum, respectively. The debt bears interest at rates of 5.0% to 10.0% per annum and matures on various dates ranging from 2009 to 2019. Included in our debt balance are three capital leases with balances of approximately $6.7 million at June 30, 2009 and December 31, 2008 with imputed interest rates of 13.1% per annum. The outstanding balances on the capital leases were paid off on July 1, 2009.
     As of June 30, 2009 and December 31, 2008, the $370.0 million unsecured lines of credit had $370.0 million and $277.0 million, respectively, available for future borrowings. The weighted average interest rate for the six months ending June 30, 2009 and the year ending December 31, 2008 was 5.4% and 3.6% per annum, respectively.
Note 9 — Deferred Revenue-sale of right-to-use contracts and Deferred Commission Expense
     The sales of right-to-use contracts are recognized in accordance with SAB 104. The Company will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, the Company has estimated to be between one to 31 years. The commissions paid on the sale of right-to-use contracts will be deferred and amortized over the same period as the related sales revenue.
     Components of the change in deferred revenue-sale of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

Six Months Ended
June 30, 2009
Deferred revenue-sale of right-to-use contracts-December 31, 2008	$10,611

Deferral of new right-to-use contracts	11,446
Deferred revenue recognized	(1,012)

Net increase in deferred revenue	10,434

Deferred revenue-sale of right-to-use contracts-June 30, 2009	$21,045

Deferred commission expense-December 31, 2008	$3,644

Costs deferred	3,450
Amortization of deferred costs	(325)

Net increase in deferred sales and marketing	3,125

Deferred commission expense-June 30, 2009	$6,769

Note 10 — Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), which was adopted on July 1, 2005.
     Stock-based compensation expense for the six months ended June 30, 2009 and 2008, was approximately $2.3 million and $2.8 million, respectively.
     Pursuant to the Stock Option Plan as discussed in Note 13 to the 2008 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options (“Options”). During the six months ended June 30, 2009, Options for 2,000 shares of common stock were exercised for gross proceeds of approximately $32,000.
     On January 9, 2009, 2,818 shares of common stock were repurchased at the open market price and represent common stock surrendered to the Company to satisfy income tax withholding obligations of approximately $0.1 million due as a result of the vesting of certain Restricted Share Grants.
     On February 1, 2009, the Company awarded Options to purchase 2,800 shares of common stock with an exercise price of $37.73 per share to Mr. David J. Contis. One-third of the Options awarded to purchase common stock vests on each of August 1, 2009, February 1, 2010, and February 1, 2011.
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
     On May 8, 2009, 310 shares of common stock were repurchased at the open market price and represent common stock surrendered to the Company to satisfy income tax withholding obligations of approximately $11,000 due as a result of the vesting of certain Restricted Share Grants.
     On May 12, 2009, the Company awarded restricted stock grants for 16,000 shares of common stock at a fair market value of approximately $0.6 million to certain members of the Board of Directors for services rendered in 2008. One-third of the Options to purchase common stock and the shares of restricted common stock covered by these awards vests on each of November 12, 2009, May 12, 2010, and May 12, 2011.
Note 11 — Long-Term Cash Incentive Plan
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
     The Committee has responsibility for administering the Plan and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or events. The Plan includes approximately 20 participants. The Company’s Chief Executive Officer and President are not participants in the Plan. The Eligible Payment will be paid in cash upon completion of the Company’s annual audit for the 2009 fiscal year and upon satisfaction of the vesting conditions as outlined in the Plan.

Note 11 — Long-Term Cash Incentive Plan (continued)
     The Company accounts for the Plan in accordance with SFAS 123(R). As of June 30, 2009, the Company had accrued compensation expense of approximately $2.8 million related to the Plan, including approximately $1.1 million in the six months ended June 30, 2009. The amounts accrued reflect the Committee’s evaluation of the Plan based on forecasts and other information presented to the Committee and are subject to performance in line with forecasts and final evaluation and determination by the Committee. There can be no assurances that our estimates of the probable outcome will be representative of the actual outcome.
Note 12 — Transactions with Related Parties
     On August 14, 2008, the Company closed on the PA Transaction by acquiring substantially all of the assets and assumed certain liabilities of Privileged Access for an unsecured note payable of $2.0 million. Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. At closing, approximately $4.8 million of Privileged Access cash was deposited into an escrow account for liabilities that Privileged Access has retained. The balance in the escrow account as of June 30, 2009 was approximately $2.2 million. In approximately two years, the excess cash in the escrow account, if any, will be paid to the Company.
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
     In connection with the PA Transaction, the Company hired most of the property employees and certain property management and corporate employees of Privileged Access. Subsequent to the PA Transaction, the Company reimbursed Privileged Access for services provided in 2008 by Privileged Access employees retained by Privileged Access, which were necessary for the transition of the former Privileged Access operations to the Company.
     Privileged Access had the following substantial business relationships with the Company, which were all terminated with the closing of the PA Transaction on August 14, 2008. As of both June 30, 2009 and December 31, 2008, there were no payments owed to the Company or by the Company with respect to the relationships described below.

Note 12 — Transactions with Related Parties (continued)
•	Prior to August 14, 2008, we were leasing approximately 24,300 sites at 82 resort Properties (which includes 60 Properties operated by a subsidiary of Privileged Access known as the “TT Portfolio”) to Privileged Access or its subsidiaries. For the six months ended June 30, 2009, and 2008, we recognized $0.0 million and $12.7 million in rent, respectively, from these leasing arrangements. The lease income is included in Income from other investments, net in the Company’s Consolidated Statement of Operations. During the six months ended June 30, 2009 and 2008, the Company reimbursed zero and $2.3 million to Privileged Access for capital improvements.

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

•	From June 12, 2006 through July 14, 2008, Privileged Access had leased 130 cottage sites at Tropical Palms, a resort Property located near Orlando, Florida. For the six months ended June 30, 2009 and 2008, we earned no rent and approximately $0.8 million, respectively, from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. The Tropical Palms lease expired on July 15, 2008, and the entire property was leased to a new independent operator for 12 years.

•	On April 14, 2006, the Company loaned Privileged Access approximately $12.3 million at a per annum interest rate of prime plus 1.5%, maturing in one year and secured by Thousand Trails membership sales contract receivables the loan was fully paid off during the quarter ended September 30, 2007.

•	The Company previously leased 40 to 160 sites at three resort Properties in Florida, to a subsidiary of Privileged Access from October 1, 2007 until August 14, 2008. The sites varied during each month of the lease term due to the seasonality of the resort business in Florida. For the six months ended June 30, 2008, we recognized less than $0.1 million in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations.

•	The Company previously leased 40 to 160 sites at Lake Magic, a resort Property in Clermont, Florida, to a subsidiary of Privileged Access from December 15, 2006 until September 30, 2007. The sites varied during each month of the lease term due to the seasonality of the resort business in Florida. For the six months ended June 30, 2009 and 2008, we recognized no amounts in rent from this leasing arrangement.

•	The Company had an option to purchase the subsidiaries of Privileged Access, including TT, beginning on April 14, 2009, at the then fair market value, subject to the satisfaction of a number of significant contingencies (“ELS Option”). The ELS Option terminated with the closing of the PA Transaction on August 14, 2008. The Company had consented to a fixed price option where the Chairman of PATT could acquire the subsidiaries of Privileged Access anytime before December 31, 2011. The fixed price option also terminated on August 14, 2008.

Note 12 — Transactions with Related Parties (continued)
•	Privileged Access and the Company previously agreed to certain arrangements in which we utilized each other’s services. Privileged Access assisted the Company with functions such as: call center management, property management, information technology, legal, sales and marketing. During the six months ended June 30, 2009 and 2008, the Company incurred no expense and approximately $0.4 million, respectively for the use of Privileged Access employees. The Company received approximately $0.1 million from Privileged Access for Privileged Access use of certain Company information technology resources during the year ended December 31, 2008. The Company and Privileged Access engaged a third party to evaluate the fair market value of such employee services.
     In addition to the arrangements described above, the Company had the following smaller arrangements with Privileged Access. In each arrangement, the amount of income or expense, as applicable, recognized by the Company for the six months ended June 30, 2009 is zero and were less than $0.1 million for the six months ended June 30, 2008, and there were no amounts due under these arrangements as of June 30, 2009 or December 31, 2008.
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

Note 12 — Transactions with Related Parties (continued)
Corporate headquarters
     The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, the Company’s Chairman of the Board. Payments made in accordance with the lease agreement to this entity amounted to approximately $0.6 million and approximately $0.3 million for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, approximately $1,000 and $62,000, respectively, were accrued with respect to this office lease.
Other
     In January 2009, the Company entered into a consulting agreement with the son of Mr. Howard Walker, to provide assistance with the Company’s internet web marketing strategy. Mr. Walker is Vice-Chairman of the Company’s Board of Directors. The consulting agreement was for a term of six months at a total cost of no more than $48,000 and expired on June 30, 2009.
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

Note 13 — Commitments and Contingencies (continued)
favor on that claim, notwithstanding the jury verdict. The Court postponed decision on those motions and on the constitutional claims, pending a ruling on certain property rights issues by the United States Supreme Court.
     The Company also had pending a claim seeking a declaration that the Company could close the Property and convert it to another use which claim was not tried in 2002. The United States Supreme Court issued the property rights rulings in 2005 and subsequently on January 27, 2006, the Court hearing the San Rafael cases issued a ruling that granted the Company’s motion for leave to amend to assert alternative takings theories in light of the United States Supreme Court’s decisions. The Court’s ruling also denied the Company’s post trial motions related to the settlement agreement and dismissed the park closure claim without prejudice to the Company’s ability to reassert such claim in the future. As a result, the Company filed a new complaint challenging the City’s ordinance as violating the takings clause and substantive due process. The City of San Rafael filed a motion to dismiss the amended complaint. On December 5, 2006, the Court denied portions of the City’s motion to dismiss that had sought to eliminate certain of the Company’s taking claims and substantive due process claims. The Company’s claims against the City were tried in a bench trial during April 2007. On July 26, 2007, the United States District Court for the Northern District of California issued Preliminary Findings of Facts and Legal Standards, Preliminary Conclusions of Law and Request for Further Briefing (“Preliminary Findings”) in this matter. The Company filed the Preliminary Findings on Form 8-K on August 2, 2007. In August 2007, the Company and the City filed the further briefs requested by the Court. On January 29, 2008, the Court issued its Findings of Facts, Conclusions of Law and Order Thereon (the “Order”). The Company filed the Order on Form 8-K on January 31, 2008. On March 14, 2008, the Company filed a petition for attorneys’ fees incurred in the amount of approximately $6.8 million plus costs of approximately $1.3 million. The City also filed a petition for attorneys’ fees incurred in the amount of approximately $0.8 million plus costs of approximately $0.1 million in connection with the jury verdict that found no breach of the settlement agreement (as described above). While the City alleges it is the prevailing party on the settlement agreement issue, the Company asserts that the outcome of the entirety of the case finding the ordinance unconstitutional means that the Company is the prevailing party in the case. The parties submitted briefs with respect to the petitions for attorneys’ fees and costs.
     On April 17, 2009, the United States District Court for the Northern District of California issued its Order for Entry of Judgment (“April 2009 Order”), and its “Order” relating to the parties’ requests for attorneys’ fees (the “Fee Order”). The Company filed the April 2009 Order and the Fee Order on Form 8-K on April 20, 2009. In the April 2009 Order, the Court stated that the judgment to be entered will gradually phase out the City’s site rent regulation scheme that the Court has found unconstitutional. Existing residents of the Company’s property in San Rafael will be able to continue to pay site rentals as if the Ordinance were to remain in effect for a period of ten years. Enforcement of the Ordinance will be immediately enjoined with respect to new residents of the property and expire entirely ten years from the date of judgment. Enforcement of the Ordinance will be enjoined as to site lessees of the property who come into possession after the date of judgment so that all current site lessees at the property shall be allowed to continue their leases at rents regulated by the Ordinance. When a current site lessee at the property transfers his leasehold to a new resident upon the sale of the accompanying mobilehome, the Ordinance shall be enjoined as to the next resident and any future resident. The Ordinance shall be enjoined as to all residents ten years from the entry of judgment. The Court directed the Company to submit a proposed form of judgment, which the Company submitted on April 21, 2009, the form of which was agreed to by all parties. The Fee Order awarded certain amounts of attorneys’ fees to the Company with respect to its constitutional claims, certain amounts to the City with respect to the Company’s contract claims, the net effect of which was that the City must pay the Company approximately $1.8 million for attorneys’ fees. In the Fee Order the Court also directed the parties to confer and agree if they can on an allocation and award of costs in accordance with the court’s determinations on the attorneys’ fees. The parties did so and, on May 5, 2009, submitted a proposed Order on Award of Fees and Costs (the “Fees and Costs Order”) that was agreed to as to form by counsel for the Company and the City. On June 10, 2009, the Court entered the Fees and Costs Order which, in addition to the net attorneys’ fees of approximately $1.8 million the Court previously ordered the City to pay the Company, orders the City to pay to the Company net costs of approximately $0.3 million. On June 30, 2009, the Court entered final judgment as anticipated by the April 2009 Order. The City filed a notice of appeal, and has also filed a motion and posted a bond of approximately $2.1 million seeking to stay pending appeal enforcement of the order awarding attorneys’ fees and costs to the Company. The residensts’ association, which intervened in the case, has filed a motion in the Court of Appeals, which the City has joined, seeking a stay of the injunctions. The Company has filed a notice of cross-appeal, and will oppose any stay.

Note 13 — Commitments and Contingencies (continued)
     The Company’s efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin (“CMHOA”), a 396 site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believed had been agreed to by the CMHOA in a settlement agreement. The CMHOA continued to seek damages from the Company in this matter. The Company reached a settlement with the CMHOA in this matter which allows the Company to recover $3.72 of the requested monthly pass-through and does not provide for the payment of any damages to the CMHOA. Both the CMHOA and the Company brought motions to recover their respective attorneys’ fees in the matter, which motions were heard by the Court in January 2007. On January 12, 2007, the Court granted CMHOA’s motion for attorneys’ fees in the amount of approximately $0.3 million and denied the Company’s motion for attorneys’ fees. The Company appealed both decisions. On September 19, 2008, the Court of Appeal affirmed the attorneys’ fees rulings. The Company filed a Petition for Rehearing of that appellate decision. On October 17, 2008, the Court of Appeal issued an order modifying its original opinion in certain respects without changing its judgment. The Company petitioned the California Supreme Court for review of the decision, which was denied. Accordingly, the Company has paid the CMHOA’s attorneys’ fees as previously ordered by the trial court and, pursuant to an agreement of the parties, incurred on appeal. The Company believes that such lawsuits will be a consequence of the Company’s efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.
     In June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinance and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The Court of Appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand, the trial court was directed to decide the issue of damages to the Company from these ordinances, which the Company believes is consistent not only with the Company receiving the economic benefit of invalidating one of the ordinances, but also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. The remand action was tried to the court in the third quarter of 2007. On January 25, 2008, the trial court issued a preliminary ruling determining that the Company had not incurred any damages from these ordinances and actions primarily on the grounds that the ordinances afforded the Company a fair rate of return. The Company sought clarification of this ruling. On April 9, 2008, the court issued a final statement of decision that included a clarification stating that the constitutional issues were not resolved on the merits and that the court had not determined that the ordinances afforded the Company a fair rate of return outside the remand period. The trial court granted a motion for restitution filed by the City in Case No. GIE 020524. The Company filed a notice of appeal on July 2, 2008. In order to avoid further trial and the related expenses, the Company agreed to a stipulated judgment, which requires the Company to put into escrow after entry of the judgment, pending appeal, funds sufficient to pay the judgment with prejudgment interest while preserving the Company’s appellate rights. The parties also disputed whether the trial court’s decision to award restitution encompassed an award of prejudgment interest, as to which the parties submitted additional briefs to the trial court for

Note 13 — Commitments and Contingencies (continued)
decision. On October 31, 2008, the court awarded the City some but not all of the prejudgment interest it sought. The stipulated judgment was entered on November 5, 2008, and the Company deposited into the escrow the amounts required by the judgment and continues to deposit monthly disputed amounts until the disputes are resolved on appeal. The appeal is proceeding. On June 11, 2009, the Company filed its Opening Brief on appeal. The tenant association continued to seek damages, penalties and fees in their separate action based on the same claims made on the tenants’ behalf by the City in the City’s case. The Company moved for judgment on the pleadings in the tenant association’s case on the ground that the tenant association’s case is moot in light of the stipulated judgment in the City’s case. On November 6, 2008, the Court granted the Company’s motion for judgment on the pleadings without leave to amend. The tenant association sought reconsideration of that ruling, which was denied. The tenant association has filed a notice of appeal. Briefing on that appeal has not yet commenced.
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

Note 13 — Commitments and Contingencies (continued)
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
Colony Park
     On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company has answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case will proceed in Superior Court because the Company’s motion to compel arbitration was denied and the denial was upheld on appeal. Discovery has commenced. The Company filed a motion for summary adjudication of various of the plaintiffs’ claims and allegations, which was denied. The Court has set a trial date for July 20, 2010. The Company believes that the allegations in the first amended complaint are without merit, and intends to vigorously defend the lawsuit.
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
Rancho Mesa
     On December 31, 2003, the tenants’ association at the Company’s Rancho Mesa Property in El Cahon, California filed a complaint in the California Superior Court for San Diego County alleging that the Company had failed to properly maintain the Property and had improperly increased rents, among other allegations. The case was settled in May 2006 pursuant to an agreement to offer favorable long-term leases to residents. The association repudiated the settlement agreement and appealed the trial court’s decision that the case was settled. The California Court of Appeal remanded the case with directions to the trial court to clarify the pleadings and move forward with pretrial and trial proceedings. Discovery has proceeded and the case was previously set for trial on June 5, 2009. The trial did not commence on that date because of the court’s other commitments, and trial date was re-set for July 20, 2009. After mandatory settlement conferences before the court, the case was settled on July 15, 2009. The settlement is not material to the Company’s financial position and results of operations.

Note 13 — Commitments and Contingencies (continued)
California Hawaiian
     On April 30, 2009, a group of tenants at the Company’s California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company has moved to compel arbitration and stay the proceedings, to dismiss the case, and to strike portions of the complaint. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the lawsuit.
Hurricane Claim Litigation
     On June 22, 2007 the Company filed suit, in the Circuit Court of Cook County, Illinois (Case No. 07CH16548), against its insurance carriers, Hartford Fire Insurance Company, Essex Insurance Company, Lexington Insurance Company, and Westchester Surplus Lines Insurance Company, regarding a coverage dispute arising from losses suffered by the Company as a result of hurricanes that occurred in Florida in 2004 and 2005. The Company also brought claims against Aon Risk Services, Inc. of Illinois, the Company’s former insurance broker, regarding the procurement of appropriate insurance coverage for the Company. The Company is seeking declaratory relief establishing the coverage obligations of its carriers, as well as a judgment for breach of contract, breach of the covenant of good faith and fair dealing, unfair settlement practices and, as to Aon, for failure to provide ordinary care in the selling and procuring of insurance. The claims involved in this action exceed $11 million.
     In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, the Company filed its Second Amended Complaint. Aon filed a motion to dismiss the Second Amended Complaint in its entirety as against Aon, and the insurers moved to dismiss portions of the Second Amended Complaint as against them. The insurers’ motion was denied and they have now answered the Second Amended Complaint. Aon’s motion was granted, with leave granted to the Company to file an amended pleading containing greater factual specificity. The Company did so by adding to the Second Amended Complaint a new Count VII against Aon, which the Company filed on August 15, 2008. Aon then answered the new Count VII in part and moved to strike certain of its allegations. The Court left Count VII undisturbed, except for ruling that the Company’s alternative claim that Aon was negligent in carrying out its duty to give notice to certain of the insurance carriers on the Company’s behalf should be re-pleaded in the form of a breach of contract theory. On February 2, 2009, the Company filed such a claim in the form of a new Count VIII against Aon. Aon has answered Count VIII. Discovery is proceeding.
     Since filing the lawsuit, the Company has received additional payments from Essex Insurance Company, Lexington Insurance Company, and Westchester Surplus Lines Insurance Company, of approximately $2.6 million. In January 2008 the Company entered a settlement with Hartford Fire Insurance Company pursuant to which Hartford paid the Company the remaining disputed limits of Hartford’s insurance policy, in the amount of approximately $0.5 million, and the Company dismissed and released Hartford from additional claims for interest and bad faith claims handling.
California and Washington Wage Claim Class Actions
     On October 16, 2008, the Company was served with a class action lawsuit in California state court filed by a single named plaintiff. The suit alleges that, at the time of the PA Transaction, the Company and other named defendants willfully failed to pay former California employees of Privileged Access and its affiliates (“PA”) who became employees of the Company all of the wages they earned during their employment with PA, including accrued vacation time. The suit also alleges that the Company improperly “stripped” those employees of their seniority. The suit asserts claims for alleged violation of the California Labor Code; alleged violation of the California Business & Professions Code and for alleged unfair business practices; alleged breach of contract; alleged breach of the duty of good faith and fair dealing; and for alleged unjust enrichment. The complaint seeks, among other relief, compensatory and statutory damages; restitution; pre-judgment and post-judgment interest; attorney’s fees, expenses and costs; penalties; and

Note 13 — Commitments and Contingencies (continued)
exemplary and punitive damages. The complaint does not specify a dollar amount sought. On December 18, 2008, the Company filed a demurrer seeking dismissal of the complaint in its entirety without leave to amend. On May 14, 2009, the Court granted the Company’s demurrer and dismissed the complaint, in part without leave to amend and in part with leave to amend. On June 2, 2009, the plaintiff filed an amended complaint. On July 6, 2009, the Company filed a demurrer seeking dismissal of the amended complaint in its entirety without leave to amend. The Company will vigorously defend the lawsuit.
     On December 16, 2008, the Company was served with a class action lawsuit in Washington state court filed by a single named plaintiff, represented by the same counsel as the plaintiff in the California class action. The complaint asserts on behalf of a putative class of Washington employees of PA who became employees of the Company substantially similar allegations as are alleged in the California class action. The Company moved to dismiss the complaint. On April 3, 2009, the court dismissed: (1) the first cause of action, which alleged a claim under the Washington Labor Code for failure to pay accrued vacation time; (2) the second cause of action, which alleged a claim under the Washington Labor Code for unpaid wages on termination; (3) the third cause of action, which alleged a claim under the Washington Labor Code for payment of wages less than entitled; and (4) the fourth cause of action, which alleged a claim under the Washington Consumer Protection Act. The court did not dismiss the fifth cause of action for breach of contract, the sixth cause of action of the breach of the duty of good faith and fair dealing; and the seventh cause of action for unjust enrichment. On May 22, 2009, the Company filed a motion for summary judgment on the causes of action not previously dismissed, which was denied. The Company will vigorously defend the lawsuit.
Cascade
     On December 10, 2008, the King County Hospital District No. 4 (the “Hospital District”) filed suit against the Company seeking a declaratory judgment that it had properly rescinded an agreement to acquire the Company’s Thousand Trails — Cascade property (“Cascade”) located 20 miles east of Seattle, Washington. The agreement was entered into after the Hospital District had passed a resolution authorizing the condemnation of Cascade. Under the agreement, in lieu of a formal condemnation proceeding, the Company agreed to accept from the Hospital District $12.5 million for the property with an earnest money deposit of approximately $0.4 million. The Company has not included in income the earnest money deposit received. The closing of the transaction was originally scheduled in January 2008, and was extended to April 2009. The Company has filed an answer to the Hospital District’s suit and a counterclaim seeking recovery of the amounts owed under the agreement. On February 27, 2009, the Hospital District filed a summary judgment motion arguing that it was entitled to rescind the agreement because the property is zoned residential and the Company did not provide the Hospital District a residential real estate disclosure form. On April 2, 2009, the Court denied the Hospital District’s summary judgment motion, ruling that a real property owner who is compelled to transfer land under the power of eminent domain is not legally required to provide a disclosure form. The Hospital District filed a motion for reconsideration of the summary judgment ruling. On April 22, 2009, the Court reaffirmed its ruling that a real property owner that is compelled to transfer land under eminent domain is not legally required to provide a disclosure form. On May 22, 2009, the Court denied the Hospital District’s motion for reconsideration in its entirety, reaffirmed its ruling that condemnation was the reason for the transaction between the Company and the Hospital District, and ruled that the Hospital District is not entitled to take discovery in an effort to establish otherwise. The Company will vigorously pursue its rights under the agreement. Due to the anticipated transfer of the property, the Company closed Cascade in October 2007.
Brennan Beach
     The Law Enforcement Division of the New York Department of Environmental Compliance (“DEC”) has investigated certain allegations relating to the operation of the onsite wastewater treatment plant and the use of adjacent wetlands at Brennan Beach, which is located in Pulaski, New York. The allegations included assertions of unlawful point source discharges, permit discharge exceedances, and placing material in a wetland buffer area without a permit. Representatives of the Company attended meetings with the DEC in November 2007, April 2008, May 2008 and June 2008, at which the alleged violations were discussed, and the Company has cooperated with the DEC investigation. No formal notices have been issued to the Company asserting specific violations, but the DEC has indicated that it believes the Company is responsible for certain of the alleged violations. As a result of discussions with the DEC, the Company

Note 13 — Commitments and Contingencies (continued)
has agreed to enter into a civil consent order pursuant to which the Company will pay a penalty and undertake an environmental benefit project at a total cost of approximately $0.2 million in connection with the alleged violations. The consent order is being prepared but has not yet been sent by the DEC pursuant to that agreement and the amounts expected to be paid under the consent order were accrued as property operating expenses during the quarter ended June 30, 2008.
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
     The EPA also advised the Company that, because elevated arsenic levels were detected at six locations at the Property during the EPA’s testing for lead, at the suggestion of the Agency for Toxic Substances and Disease Registry (ATSDR), the EPA further analyzed for potentially elevated arsenic levels the samples it previously collected. As a result of that analysis, the Company engaged a laboratory to analyze those samples for elevated arsenic levels. In light of these results, the additional soil testing the Company conducted tested for arsenic as well as lead.
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
     As a result of these circumstances, the Company decided not to open the Property for the 2008 season until these issues were resolved. Because the issues have now been resolved, the Company has re-opened the Property.

Note 13 — Commitments and Contingencies (continued)
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
Florida Utility Operations
     The Company received notice from the Florida Department of Environmental Protection (“DEP”) that as a result of a compliance inspection it is alleging violations of Florida law relating to the operation of onsite water plants and wastewater treatment plants at seven properties in Florida. The alleged violations relate to record keeping and reporting requirements, physical and operating deficiencies and permit compliance. The Company has investigated each of the alleged violations, including a review of a third party operator hired to oversee such operations. The Company met with the DEP in November 2007 to respond to the alleged violations and as a follow-up to such meeting provided a written response to the DEP in December 2007. In light of the Company’s written response, in late January 2008 the DEP conducted a follow-up compliance inspection at each of the seven properties. In early March 2008, the DEP provided the Company comments in connection with the follow-up inspection, which made various recommendations and raised certain additional alleged violations similar in character to those alleged after the initial inspection. The Company has investigated and responded to the additional alleged violations. While the outcome of this investigation remains uncertain, the Company expects to resolve the issues raised by the DEP by entering into a consent decree in which the Company will agree to make certain improvements in its facilities and operations to resolve the issues and pay certain costs and penalties associated with the violations. In August 2008, the DEP provided the Company a proposed consent order for resolving the issues raised by the DEP, the details of which the Company negotiated with the DEP. On December 2, 2008, a Consent Order was entered resolving the issues raised by the DEP. Pursuant to the Consent Order, the Company agreed to pay a penalty of approximately $0.1 million, which is subject to reduction in the event the Company elects to perform “in-kind” capital improvement projects that the DEP approves. The Company has proposed two such projects, which are subject to DEP approval. Accordingly, the amount of the penalty that the Company will ultimately be required to pay is not yet certain. The Company also replaced its third party operator hired to oversee onsite water and wastewater operations at each of the seven properties. The Company is evaluating the costs of any improvements to its facilities, which would be capital expenditures depreciated over the estimated useful life of the improvement. During the course of this investigation, one permit for operation of a wastewater treatment plant expired. The Company applied for renewal of the permit and expects the DEP to grant the application after certain determinations and capital improvements are made. In the meantime, the Company is permitted to operate the wastewater treatment plant pursuant to the Consent Order.
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
Overview
     The Company is a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of June 30, 2009, the Company owned or had an ownership interest in a portfolio of 308 Properties located throughout the United States and Canada containing 110,852 residential sites. These Properties are located in 28 states and British Columbia (with the number of Properties in each state or province shown parenthetically, as follows): Florida (86), California (48), Arizona (35), Texas (15), Washington (14), Pennsylvania (13), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Nevada (6), New York (6), Virginia (6), Wisconsin (5), Indiana (5), Maine (5), Illinois (4), New Jersey (4), Massachusetts (4), Michigan (3), South Carolina (3), New Hampshire (2), Ohio (2), Tennessee (2), Utah (2), Alabama (1), Kentucky (1), Montana (1), and British Columbia (1).
     This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:
•	our ability to control costs, real estate market conditions, the actual rate of decline in customers, the actual use of sites by customers and our success in acquiring new customers at our Properties (including those recently acquired);

•	our ability to maintain historical rental rates and occupancy with respect to Properties currently owned or that we may acquire;

•	our assumptions about rental and home sales markets;

•	in the age-qualified Properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial, credit and capital markets volatility;

•	in the all-age Properties, results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing and competition from alternative housing options including site-built single-family housing;

•	the completion of future acquisitions, if any, and timing with respect thereto and the effective integration and successful realization of cost savings;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional common stock;

•	the effect of accounting for the sale of agreements to customers representing a right-to-use the Properties previously leased by Privileged Access under Staff Accounting Bulletin No. 104, Revenue Recognition in Consolidated Financial Statements, Corrected; and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.
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

The following chart lists the Properties acquired, invested in, or sold since January 1, 2008.

Property	Transaction Date	Sites
Total Sites as of January 1, 2008		112,779

Property or Portfolio (# of Properties in parentheses):
Grandy Creek (1)	January 14, 2008	179
Lake George Schroon Valley Resort (1)	January 23, 2008	151

Expansion Site Development and other:
Sites added (reconfigured) in 2008		71
Sites added (reconfigured) in 2009		(3)

Dispositions:
Morgan Portfolio JV (5)	2008	(1,134)
Round Top JV (1)	February 13, 2009	(319)
Pine Haven JV (1)	February 13, 2009	(625)
Caledonia (1)	April 17, 2009	(247)

Total Sites as of June 30, 2009		110,852

     Since December 31, 2007, the gross investment in real estate has increased from $2,396 million to $2,530 million as of June 30, 2009.

Outlook
     Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.
     We have approximately 65,600 annual sites, approximately 8,900 seasonal sites, which are leased to customers generally for three to six months, and approximately 8,900 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient sites and we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 24,300 membership sites designated as right-to-use sites which are utilized to service the approximately 115,000 customers who own right-to-use contracts. We also have interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

	Total Sites as of	Total Sites as of
	June 30,	December 31,
	2009	2008
	(rounded to 000s)	(rounded to 000s)
Community sites (1)	44,900	44,800
Resort sites :
Annual	20,700	20,100
Seasonal	8,900	8,800
Transient	8,900	8,800
Right-to-use	24,300	24,300
Joint Ventures (2)	3,100	5,200

	110,800	112,000

(1)	Total includes 655 sites from discontinued operations.

(2)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.
     A significant portion of our rental agreements on community sites are directly or indirectly tied to published CPI statistics that are issued during June through September each year. During June to September 2008, CPI was increasing at an annualized rate in excess of 5%. Due to the disruption we saw in the housing markets, we mitigated some of our 2009 rental increases despite these higher CPI figures. These remaining six months of 2009 will have important implications for 2010 rental rate growth. To the extent the unprecedented monetary and fiscal stimulus creates inflation, the timing of when these measures take hold could significantly impact the published CPI measures and our rent increase notice process. A continued decline in the overall housing markets would likely also impact our 2010 rent increase notice process. To evaluate a “low or no inflation” environment, we have modeled our portfolio assuming CPI statistics reflect zero or even negative price changes. Under these flat to slightly negative index assumptions, we currently expect 2010 rent growth of approximately 1%.
     Our home sales volumes and gross profits have been declining since 2005. We believe that the disruption in the site-built housing market may be contributing to the decline in our home sales operations as potential customers are not able to sell their existing site-built homes as well as increased price sensitivity for seasonal and second homebuyers. We believe that our potential customers are also having difficulty obtaining financing on resort homes, resort cottages and RV purchases. The continued decline in homes sales activity in 2008 resulted in our decision to significantly reduce our new home sales operation during the last couple months of 2008 and until such time as new home sales markets improve. We believe that renting our vacant new homes may represent an attractive source of occupancy and potentially convert to a new homebuyer in the future and are focusing on smaller, more energy efficient and more affordable homes in our manufactured home Properties. We also believe that some customers that are capable of purchasing are opting instead to rent due to the current economic environment.

     We have also adjusted our business model with the introduction of low-cost internet and alternate distribution channels that focus on the installed base of almost eight million RV owners. RV manufacturers and dealers experienced the second year of declining volumes in 2008 with current monthly activity reflecting precipitous declines over the prior year. Availability of financing for both floor plan inventory and retail customers has been severely constrained and there is little hope for improvement in 2009. Although industry experts are predicting shipments of approximately 180,000 RV units in 2009, down from the estimated 237,000 in 2008, shipments for the twelve months ended June 2009 were less than 150,000. As with the decline experienced by the manufactured home industry, the remaining participants’ survival depends on their ability to react to the new environment.
Privileged Access
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
     Several different Agreements are currently offered to new customers. These front-line Agreements are generally distinguishable from each other by the number of Properties a customer can access. The Agreements generally grant the customer the contractual right-to-use designated space within the Properties on a continuous basis for up to 14 days. The Agreements are generally for three years and require nonrefundable upfront payments as well as annual payments. The Company has reduced the number of traditional front line sales locations to three from almost 20 in 2008 significant sales related overhead. The Company has recently introduced one-year memberships that require smaller upfront and/or annual payments that can be purchased through the internet and other alternate distribution channels. Similar to our efforts at our Core resort Properties we have also been focusing on adding annual customers to the TT Properties.
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
Supplemental Property Disclosure
     We provide the following disclosures with respect to certain assets:
•	Tropical Palms — Beginning on July 15, 2008, Tropical Palms, a 541-site Property located in Kissimmee, Florida, was leased to a new operator for 12 years. The lease provides for an initial fixed annual lease payment of $1.6 million, which escalates at the greater of CPI or three percent. Percentage rent payments are provided for beginning in 2010, subject to gross revenue floors. The Company will match the lessee’s capital investment in new rental units at the Property up to a maximum of $1.5 million. The lessee will pay the Company additional rent equal to eight percent per year on the Company’s capital investment. The lease income recognized during the quarter and six months ended June 30, 2009 was approximately $0.5 million and $0.9 million, respectively, and is included in income from other investments, net. During the quarter and six months ended June 30, 2009, the Company spent approximately $0.0 million and $0.6 million, respectively, to match the lessee’s investment in new rental units at the Property.

Government Stimulus
     In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and temporary prohibitions on short sales of certain financial institution securities. Numerous actions have been taken by the Federal Reserve, Congress, U.S. Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime crisis that commenced in 2007. These measures include, but are not limited to various legislative and regulatory efforts, homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including two 50 basis point decreases in October of 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. It is not clear at this time what impact these liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies.
     The overall effects of the legislative and regulatory efforts on the financial markets is uncertain, and they may not have the intended stabilization effects. Should these legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected. Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. It is uncertain what effects recently enacted or future legislation or regulatory initiatives will have on us. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments and trends in new products and services, in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.
Critical Accounting Policies and Estimates
     Refer to the 2008 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. During the six months ended June 30, 2009, there were no changes to these policies.

Results of Operations
     The results of operations for the two Properties designated as held for disposition as of June 30, 2009 pursuant to SFAS No. 144 have been classified as income from discontinued operations. See Note 4 in the Notes to the Consolidated Financial Statements for summarized information for these Properties.
Comparison of the Quarter Ended June 30, 2009 to the Quarter Ended June 30, 2008
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the quarters ended June 30, 2009 and 2008 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2007 and which have been owned and operated by the Company continuously since January 1, 2008.

	Core Portfolio				Total Portfolio
			Increase /	%			Increase /
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	% Change
Community base rental income	$63,318	$61,430	$1,888	3.1%	$63,318	$61,430	$1,888	3.1%
Resort base rental income	22,671	22,072	599	2.7%	27,747	23,033	4,714	20.5%
Right-to-use annual payments	—	—	—	—	12,702	—	12,702	100.0%
Right-to-use contracts current period, gross	—	—	—	—	5,869	—	5,869	100.0%
Right-to-use contracts, deferred, net of prior period amortization	—	—	—	—	(5,271)	—	(5,271)	(100.0%)
Utility and other income	10,188	9,723	465	4.8%	11,720	9,859	1,861	18.9%

Property operating revenues	96,177	93,225	2,952	3.2%	116,085	94,322	21,763	23.1%
Property operating and Maintenance	32,440	32,692	(252)	(0.8%)	45,565	33,930	11,635	34.3%
Real estate taxes	7,328	7,408	(80)	(1.1%)	8,235	7,478	757	10.1%
Sales and marketing, gross	—	—	—	—	3,672	—	3,672	100.0%
Sales and marketing, deferred commissions, net	—	—	—	—	(1,632)	—	(1,632)	(100.0%)
Property management	4,435	5,182	(747)	(14.4%)	7,730	5,243	2,487	47.4%

Property operating expenses	44,203	45,282	(1,079)	(2.4%)	63,570	46,651	16,919	36.3%

Income from property operations	$51,974	$47,943	$4,031	8.4%	$52,515	$47,671	$4,844	10.2%

Property Operating Revenues
     The 3.2% increase in the Core Portfolio property operating revenues reflects: (i) a 3.1% increase in rates in our community base rental income (ii) a 2.7% increase in revenues for our resort base income comprised of an increase in annual revenue offset by decreases in seasonal and transient resort revenue and (iii) an increase in utility income due to increased pass-throughs at certain Properties. The Total Portfolio property operating revenues increase of 23.1% is primarily due to the consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008 as a result of the PA Transaction. The right-to-use annual payments represent the annual payments earned on right-to-use contracts acquired in the PA Transaction or sold since the PA Transaction on August 14, 2008. The right-to-use contracts current period, gross represents all right-to-use contract sales during the quarter ended June 30, 2009. The right-to-use contracts, deferred represents the deferral of current period sales into future periods, offset by the amortization of revenue deferred in prior periods.

Property Operating Expenses
     The 2.4% decrease in property operating expenses in the Core Portfolio reflects a 0.8% decrease in property operating and maintenance expenses and a 14.4% decrease in property management expenses. Core property operating and maintenance expenses decreased primarily from decreases in advertising and administrative expenses. Our Total Portfolio property operating and maintenance expenses increased due to the consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008 as a result of the PA Transaction. Total Portfolio sales and marketing expense are all related to the costs incurred for the sale of right-to-use contracts. Total Portfolio property management expenses primarily increased due to the PA Transaction. Sales and marketing, deferred commissions, net represents commissions on right-to-use contract sales deferred until future periods to match the deferral of the right-to-use contract sales, offset by the amortization of prior period commission.
Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended June 30, 2009 and 2008 (dollars in thousands).

	2009	2008	Variance	% Change
Gross revenues from new home sales	$675	$5,941	$(5,266)	(88.6%)
Cost of new home sales	(1,033)	(5,897)	4,864	82.5%

Gross (loss) profit from new home sales	(358)	44	(402)	(913.6%)

Gross revenues from used home sales	1,062	858	204	23.8%
Cost of used home sales	(614)	(962)	348	36.2%

Gross profit (loss) from used home sales	448	(104)	552	530.8%

Brokered resale revenues, net	199	301	(102)	(33.9%)
Home selling expenses	(640)	(1,635)	995	60.9%
Ancillary services revenues, net	418	(327)	745	227.8%

Income (loss) from home sales operations	$67	$(1,721)	$1,788	103.9%

Home sales volumes
New home sales (1)	21	112	(91)	(81.3%)
Used home sales (2)	188	107	81	75.7%
Brokered home resales	163	217	(54)	(24.9%)

(1)	Includes third party home sales of three and 21 for the quarters ending June 30, 2009 and 2008, respectively.

(2)	Includes third party home sales of three and one for the quarters ending June 30, 2009 and 2008, respectively.
     Income from home sales operations increased as a result of increased used home volume and gross profits offset by decreased new and brokered resale volumes and reduced new home volume and gross profits. Gross loss from new home sales includes an increase in the reserve for resort cottages of approximately $0.3 million. Home selling expenses for 2009 were down as a result of lower sales volumes and decreased advertising costs. Ancillary services revenues, net increased primarily due to the inclusion of the ancillary activities on the Properties leased to Privileged Access prior to August 14, 2008.

Rental Operations
     The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended June 30, 2009 and 2008 (dollars in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in previous section.

	2009	2008	Variance	% Change
Manufactured homes:
New Home	$1,613	$851	$762	89.5%
Used Home	2,238	1,761	477	27.1%

Rental operations revenue (1)	3,851	2,612	1,239	47.4%

Property operating and maintenance	446	500	(54)	(10.8%)
Real estate taxes	12	20	(8)	(40.0%)

Rental operations expenses	458	520	(62)	(11.9%)

Income from rental operations	3,393	2,092	1,301	62.2%
Depreciation	(582)	(319)	(263)	(82.4%)

Income from rental operations, net of depreciation	$2,811	$1,773	$1,038	58.5%

Number of occupied rentals — new, end of period	568	291	277	95.2%
Number of occupied rentals — used, end of period	1,030	843	187	22.2%

(1)	Approximately $2.9 million and $2.0 million for the quarters ended June 30, 2009 and 2008, respectively, are included in Community base rental income in the Property Operations table.
     The increase in income from rental operations is primarily due to the increase in the number of occupied rentals. The increase in depreciation is due to the increase in the number of rental units.
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
Other Income and Expenses
     The following table summarizes other income and expenses for the quarters ended June 30, 2009 and 2008 (amounts in thousands).

	2009	2008	Variance	% Change
Interest income	$1,223	$294	$929	316.0%
Income from other investments, net	1,866	6,705	(4,839)	(72.2%)
General and administrative	(6,216)	(4,834)	(1,382)	(28.6%)
Rent control initiatives	(169)	(518)	349	67.4%
Interest and related amortization	(25,026)	(24,690)	(336)	(1.4%)
Depreciation on corporate and other assets	(234)	(84)	(150)	(178.6%)
Depreciation on real estate assets	(17,143)	(16,258)	(885)	(5.4%)

Total other expenses, net	$(45,699)	$(39,385)	$(6,314)	(16.0%)

     Interest income is higher primarily due to interest income on Contract Receivables purchased in the PA Transaction. Income from other investments, net decreased primarily due to lower Privileged Access lease income of $6.4 million and $0.3 million of incremental net insurance proceeds received during 2008 offset by the Caledonia sale of $0.8 million during 2009, incremental Caledonia lease income of $0.3 million, and $0.5 million in Tropical Palms lease payments recognized during 2009. General and administrative expense increased due to higher payroll expense and professional fees. Rent control initiatives decreased due to the 2008 activity regarding the City of San Rafael briefing, the City of Santee decision and 21st Mortgage trial. (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a detailed discussion of this legal activity). Interest and related amortization increased due to decreased lines of credit amounts outstanding.
Equity in Income of Unconsolidated Joint Ventures
     During the quarter ended June 30, 2009, equity in income of unconsolidated joint ventures decreased primarily due to approximately a $1.6 million gain on the sale of a 25% interest in four Morgan joint ventures by the Company during the quarter ended June 30, 2008.
Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008
     The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the six months ended June 30, 2009 and 2008 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase /	%			Increase /	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Community base rental income	$126,502	$122,464	$4,038	3.3%	$126,502	$122,464	$4,038	3.3%
Resort base rental income	55,300	55,266	34	0.1%	63,205	57,630	5,575	9.7%
Right-to-use annual payments	—	—	—	—	25,597	—	25,597	100.0%
Right-to-use contracts current period, gross	—	—	—	—	11,446	—	11,446	100.0%
Right-to-use contracts, deferred, net of prior period amortization	—	—	—	—	(10,434)	—	(10,434)	(100.0%)
Utility and other income	21,566	20,385	1,181	5.8%	24,124	20,650	3,474	16.8%

Property operating revenues	203,368	198,115	5,253	2.7%	240,440	200,744	39,696	19.8%
Property operating and Maintenance	64,585	65,414	(829)	(1.3%)	87,569	67,699	19,870	29.4%
Real estate taxes	14,799	14,778	21	0.1%	16,691	14,918	1,773	11.9%
Sales and marketing, gross	—	—	—	—	6,744	—	6,744	100.0%

Sales and marketing, deferred commissions, net	—	—	—	—	(3,125)	—	(3,125)	(100.0%)
Property management	9,757	10,400	(643)	(6.2%)	16,434	10,537	5,897	56.0%

Property operating expenses	89,141	90,592	(1,451)	(1.6%)	124,313	93,154	31,159	33.4%

Income from property operations	$114,227	$107,523	$6,704	6.2%	$116,127	$107,590	$8,537	7.9%

Property Operating Revenues
     The 2.7% increase in the Core Portfolio property operating revenues reflects: (i) a 3.6% increase in rates in our community base rental income offset by a 0.3% decrease in occupancy, (ii) a 0.1% increase in revenues for our resort base income comprised of an increase in annual resort revenue offset by a decrease in seasonal and transient resort revenue and (iii) an increase in utility income due to increased pass-throughs at certain Properties. The Total Portfolio property operating revenues increase of 19.8.% is primarily due to the consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008 as a result of the PA Transaction. The right-to-use annual payments represent the annual payments earned on right-to-use contracts acquired in the PA Transaction or sold since the PA Transaction on August 14, 2008. The right-to-use contracts current period, gross represents all right-to-use contract sales during the quarter ended June 30, 2009. The right-to-use contracts, deferred represents the deferral of current period sales into future periods, offset by the amortization of revenue deferred in prior periods.
Property Operating Expenses
     The 1.6% decrease in property operating expenses in the Core Portfolio reflects a 1.3% decrease in property operating and maintenance expenses and a 6.2% decrease in property management expenses. The Core property operating and maintenance expense decrease is primarily due to a decrease in administrative and advertising expenses. Our Total Portfolio property operating and maintenance expenses increased due to the consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008 as a result of the PA Transaction. Total Portfolio sales and marketing expense are all related to the costs incurred for the sale of right-to-use contracts. Core Portfolio and Total Portfolio property management expenses primarily increased due to the PA Transaction. Sales and marketing, deferred commissions, net represents commissions on right-to-use contract sales deferred until future periods to match the deferral of the right-to-use contract sales, offset by the amortization of prior period commission.
Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the six months ended June 30, 2009 and 2008 (dollars in thousands).

	2009	2008	Variance	% Change
Gross revenues from new home sales	$1,501	$11,741	$(10,240)	(87.2%)
Cost of new home sales	(2,802)	(12,126)	9,324	76.9%

Gross loss from new home sales	(1,301)	(385)	(916)	(237.9%)

Gross revenues from used home sales	1,447	1,253	194	15.5%
Cost of used home sales	(962)	(1,483)	521	35.1%

Gross profit (loss) from used home sales	485	(230)	715	310.9%

Brokered resale revenues, net	385	668	(283)	(42.4%)
Home selling expenses	(1,712)	(3,148)	1,436	45.6%
Ancillary services revenues, net	1,574	1,121	453	40.4%

Loss from home sales operations	$(569)	$(1,974)	$1,405	71.2%

Home sales volumes
New home sales (1)	41	236	(195)	(82.6%)
Used home sales (2)	255	168	87	51.8%
Brokered home resales	321	457	(136)	(29.8%)

(1)	Includes third party home sales of six and 45 for the six months ending June 30, 2009 and 2008, respectively.

(2)	Includes third party home sales of three and one for the six months ending June 30, 2009 and 2008, respectively.
     Income from home sales operations increased as a result of increased used home volume and gross profits offset by decreased new and brokered resale volumes and reduced new home volume and gross profits. Gross loss from new home sales includes an increase in the manufactured home inventory reserve of approximately $1.1 million. Home selling expenses for 2009 have been down as a result of lower sales volumes and decreased advertising costs. Ancillary services revenues, net increased primarily due to the inclusion of the ancillary activities of the Properties leased to Privileged Access prior to August 14, 2008.

Rental Operations
     The following table summarizes certain financial and statistical data for the Rental Operations for the six months ended June 30, 2009 and 2008 (dollars in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in the previous section.

				%
	2009	2008	Variance	Change
Manufactured homes:
New Home	$3,247	$1,666	$1,581	94.9%
Used Home	4,313	3,413	900	26.4%

Rental operations revenue (1)	7,560	5,079	2,481	48.8%

Property operating and maintenance	945	855	(90)	(10.5%)
Real estate taxes	86	53	(33)	(62.3%)

Rental operations expenses	1,031	908	(123)	(13.5%)

Income from rental operations	6,529	4,171	2,358	56.5%
Depreciation	(1,163)	(319)	(844)	(264.6%)

Income from rental operations, net of depreciation	$5,366	$3,852	$1,514	39.3%

Number of occupied rentals — new, end of period	568	291	277	95.2%
Number of occupied rentals — used, end of period	1,030	843	187	22.2%

(1)	Approximately $5.7 million and $3.8 million for the six months ended June 30, 2009 and 2008, respectively, are included in Community base rental income in the Property Operations table.
     The increase in rental operations revenue is primarily due to the increase in the number of occupied rentals. The increase in depreciation is due to the increase of the number of rental units in 2009 as compared to 2008.
Other Income and Expenses
     The following table summarizes other income and expenses for the six months ended June 30, 2009 and 2008 (amounts in thousands).

				%
	2009	2008	Variance	Change
Interest income	$2,606	$681	$1,925	282.7%
Income from other investments, net	4,389	13,615	(9,226)	(67.8%)
General and administrative	(12,373)	(10,233)	(2,140)	(20.9%)
Rent control initiatives	(315)	(1,865)	1,550	83.1%
Interest and related amortization	(49,576)	(49,674)	98	0.2%
Depreciation on corporate and other assets	(402)	(182)	(220)	(120.9%)
Depreciation on real estate assets	(34,542)	(32,532)	(2,010)	(6.2%)

Total other expenses, net	$(90,213)	$(80,190)	$(10,023)	(12.5%)

     Interest income is higher primarily due to interest income on Contracts Receivable purchased in the PA Transaction. Income from other investments, net decreased primarily due to lower Privileged Access lease income of $12.7 million received during 2008 offset by the following items received in 2009: $0.8 million incremental insurance proceeds, $0.9 million in Tropical Palms lease payments, Caledonia gain on sale of $0.8 million and incremental Caledonia lease income of $0.3 million. General and administrative expense increased primarily due to higher payroll, professional fees, and public company costs. General and administrative in 2009 includes approximately $0.2 million of costs related to transactions required to be expensed in accordance with SFAS No.141R. Prior to 2009, such costs were capitalized in accordance with SFAS No.141.
     Rent control initiatives decreased due to the 2008 activity regarding the City of San Rafael briefing, the City of Santee decision and 21st Mortgage trial. (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a detailed discussion of this activity). Interest and related amortization decreased due to decreased lines of credit amounts outstanding. The Company has determined that certain depreciable assets acquired during years prior to 2009 were inadvertently omitted from prior year depreciation expense calculations. Since the total amounts involved were immaterial to the Company’s financial position and results of operations, the Company has decided to record additional depreciation expense in 2009 to reflect this adjustment. As a result, the six months ended June 30, 2009 includes approximately $1.1 million of prior period depreciation expense.
Equity in Income of Unconsolidated Joint Ventures
     During the six months ended June 30, 2009, equity in income of unconsolidated joint ventures decreased primarily due a $1.1 million gain on the sale of our 25% interest in two Diversified Portfolio joint ventures during the six months ended June 30, 2009, offset by a $2.2 million gain from joint venture dispositions or liquidations during the six months ended June 30, 2008.
Liquidity and Capital Resources
Liquidity
     As of June 30, 2009, the Company had approximately $174.2 million in cash and cash equivalents primarily held in treasury reserve accounts, and $370.0 million available on its lines of credit. The increase in the cash balance during the six months ended June 30, 2009 is primarily due to $146.6 million of net proceeds generated from the sale of 4.6 million shares of our common stock in a public offering that closed on June 29, 2009. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities, proceeds from the sale of Properties and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of its current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. As of June 30, 2009, the Company has approximately $47 million of remaining scheduled debt maturities in 2009 (excluding scheduled principal payments on debt maturing in 2010 and beyond). During 2008 and 2009, we received financing proceeds from Fannie Mae secured by mortgages on individual manufactured home Properties. The terms of the Fannie Mae financings were relatively attractive as compared to other potential lenders. If financing proceeds are no longer available from Fannie Mae for any reason or if Fannie Mae terms are no longer attractive, it may adversely affect cash flow and our ability to service debt and make distributions to stockholders.
     The table below summarizes cash flow activity for the six months ended June 30, 2009 and 2008 (amounts in thousands).

	For the six months ended
	June 30,
	2009	2008
Cash provided by operating activities	$82,660	$75,008
Cash used in investing activities	(15,945)	(17,710)
Cash provided by (used in) financing activities	62,124	(51,898)

Net increase in cash	$128,839	$5,400

Operating Activities
     Net cash provided by operating activities increased $7.7 million for the six months ended June 30, 2009.

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
Dispositions
     On April 17, 2009, we sold Caledonia, a 247-site Property in Caledonia, Wisconsin, for proceeds of approximately $2.2 million. The Company recognized a gain on sale of approximately $0.8 million which is included in Income from other investments, net. In addition, we received approximately $0.3 million of deferred rent due from the previous tenant.
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
     As of June 30, 2009, we had two family Properties held for disposition. On July 20, 2009, we sold one of these Properties, Casa Village. The purchase price was approximately $12 million and the buyer assumed mortgage debt on the Property of approximately $11 million.
     We continue to look at acquiring additional assets and are at various stages of negotiations with respect to potential acquisitions. Funding is expected to come from either proceeds from potential dispositions, lines of credit draws, or other financing.

Notes Receivable Activity
     The notes receivable activity during the six months ended June 30, 2009 of $2.7 million in cash inflow reflects net repayments of $0.3 million from our Chattel Loans and net repayments of $1.4 million from our Contract Receivables offset by the sale of Caledonia receivable of $0.2 million.
     The notes receivable activity during the six months ended June 30, 2008 of $0.1 million in cash inflow reflects net lending from our Chattel Loans.
Investments in and distributions from unconsolidated joint ventures
     During the six months ended June 30, 2009, the Company received approximately $2.5 million in distributions from our joint ventures. Approximately $2.5 million of these distributions were classified as return on capital and were included in operating activities. Of these distributions, approximately $1.1 million relates to the gain on sale of the Company’s 25% interest in two Diversified joint ventures.
     During the six months ended June 30, 2008, the Company invested approximately $5.7 million in its joint ventures to increase the Company’s ownership interest in Voyager RV Resort to 50%. The Company also received approximately $0.4 million held for the initial investment in one of the Morgan Properties.
     During the six months ended June 30, 2008, the Company received approximately $3.6 million in distributions from our joint ventures. Approximately $3.1 million of these distributions were classified as a return on capital and were included in operating activities. The remaining distributions were classified as a return of capital and included in investing activities.
Capital Improvements
     The table below summarizes capital improvements activity for the six months ended June 30, 2009 and 2008 (amounts in thousands).

	For the six months ended
	June 30,
	2009	2008
Recurring Cap Ex (1)	$8,062	$5,288
New construction — expansion	694	467
New construction — upgrades (2)	2,623	2,836
Home site development (3)	4,204	2,421
Hurricane related	—	66

Total Property	15,583	11,078

Corporate	227	54

Total Capital improvements	$15,810	$11,132

(1)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(2)	New construction — upgrades primarily represents costs to improve and upgrade Property infrastructure or amenities.

(3)	Home site development includes acquisitions of or improvements to rental units for the six months ended June 30, 2009.
Financing Activities
Financing, Refinancing and Early Debt Retirement
2009 Activity
During 2009, the Company completed the following transactions:

•	During the quarter ended March 31, 2009, the Company closed on approximately $57 million of financing with Fannie Mae on two manufactured home Properties at a stated interest rate of 6.38 percent per annum. The Company also paid off two maturing mortgages totaling approximately $22 million with a weighted average interested rate of 5.43 percent per annum.

•	During the quarter ended June 30, 2009, the Company refinanced approximately $5 million of maturing mortgage debt on Kloshe Illahee in Federal Way, Washington with a stated interest rate of 7.15 percent per annum for approximately $18 million with a stated interest rate of 5.79 percent per annum, maturing in 2019.

•	In July 2009, the Company closed on approximately $10 million of Fannie Mae financing on Villa Borega in Las Vegas, Nevada at a stated interest rate of 6.53 percent per annum, maturing in 2019. In July and August 2009, the Company also paid off ten maturing mortgages totaling approximately $41 million with a weighted average interest rate of 8.15 percent per annum.
2008 Activity
     During the six months ended June 30, 2008, the Company completed the following transactions:
•	The Company repaid $3.4 million of mortgage debt on Mesa Verde in Yuma, Arizona that had a stated interest rate of 4.9% per annum.

•	The Company closed on two of the nine Fannie Mae loans for total financing proceeds of approximately $25.8 million bearing interest of 5.76% and maturing on May 1, 2018.

•	In connection with the closing of the two Fannie Mae loans, the Company refinanced a $6.7 million mortgage on Holiday Village, in Ormond Beach, Florida.
Secured Debt
     As of June 30, 2009, our secured long-term debt balance was approximately $1.6 billion, with a weighted average interest rate in 2009 of approximately 6.0% per annum. The debt bears interest at rates between 5.0% and 10.0% per annum and matures on various dates primarily ranging from 2009 to 2019. Included in our debt balance are three capital leases with an imputed interest rate of 13.1% per annum. The Company has approximately $7 million of secured debt currently outstanding that matures in 2009 and approximately $213 million maturing in 2010.
     The Company has locked an annual interest rate of 6.925% on approximately $12.0 million of debt and 7.135% on approximately $49.7 million of debt with Fannie Mae related to mortgages on three manufactured home Properties. The loans will have a term of ten years, with principal amortization over 30 years. The net proceeds from the loans will be used to repay secured long-term debt and for general corporate purposes. The closing of these loans is subject to the execution of definitive loan documentation and the fulfillment of certain conditions; accordingly, no assurance can be given that these financings will be consummated on the terms described or at all. The Company is seeking to enter into commitments with Fannie Mae to borrow an additional $21.6 million secured by mortgages on two additional manufactured home Properties, however no assurance can be given that it will be successful in doing so.
Unsecured Debt
     We have two unsecured Lines of Credit (“LOC”) with a maximum borrowing capacity of $350 million and $20 million, respectively, which bear interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. The weighted average interest rate for the six months ended June 30, 2009 for our unsecured debt was approximately 5.4% per annum. During the six months ended June 30, 2009, we borrowed $50.9 million and paid down $143.9 million on the lines of credit for a net pay down of $93.0 million. As of June 30, 2009 there were no amounts outstanding on the line of credit.

Contractual Obligations
     As of June 30, 2009, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

	Total	2009	2010	2011	2012	2013	Thereafter
Long Term Borrowings (1)	$1,611,126	$58,670	$231,321	$75,576	$21,599	$131,230	$1,092,730
Weighted average interest rates	6.19%	5.99%	5.93%	5.81%	5.77%	5.77%	5.87%

(1)	Balance excludes net premiums and discounts of $0.1 million.
     Included in the above table are $41 million of secured mortgages and capital lease obligations paid off in July 2009.
     The Company does not include preferred OP Unit distributions, interest expense, insurance, property taxes and cancelable contracts in the contractual obligations table above.
     The Company also leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. Minimum future rental payments under the ground leases are approximately $1.9 million per year for each of the next five years and approximately $19.6 million thereafter.
     With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately six years, with no more than approximately $576 million, in 2015, in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, we believe that we will be able to repay such maturing debt from asset sales and/or the proceeds from recent or future equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.
Equity Transactions
2009 Activity
     On June 29, 2009, the Company issued 4.6 million shares of common stock in an equity offering for approximately $146.6 million in proceeds, net of offering costs.
     On July 10, 2009, the Company paid a $0.25 per share distribution for the quarter ended June 30, 2009 to stockholders of record on June 26, 2009. On April 10, 2009, the Company paid a $0.25 per share distribution for the quarter ended March 31, 2009 to stockholders of record on March 27, 2009.
     On June 30, 2009 and March 31, 2009, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units
     During the six months ended June 30, 2009, we received approximately $1.0 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).
     Our management and the executive committee of our Board of Directors intend to recommend to the Board of Directors an increase in our quarterly common stock dividend from $0.25 to $0.30 per share of common stock. This expected increase in our quarterly dividend will take effect with the distributions for the quarter ended September

30, 2009. Although we anticipate increasing our regular quarterly dividend as described above, the amount, timing and form of any future dividends to our stockholders will be at the sole discretion of our Board of Directors and will depend upon numerous factors, including, but not limited to, our actual and projected results of operations and funds from operations; our actual and projected financial condition, cash flows and liquidity; our business prospects; our operating expenses; our capital expenditure requirements; our debt service requirements; restrictive covenants in our financing or other contractual arrangements; restrictions under Maryland law; our taxable income; the annual distribution requirements under the REIT provisions of the Internal Revenue Code; and such other factors as our Board of Directors deems relevant.
2008 Activity
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
     The following table presents a calculation of FFO for the quarters ended June 30, 2009 and 2008 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Computation of funds from operations:
Net income available for common shares	$2,904	$4,109	$16,548	$16,834
Income allocated to common OP Units	501	964	3,295	3,968
Right-to-use contract sales, deferred, net	5,271	—	10,434	—
Right-to-use contract commissions, deferred, net	(1,632)	—	(3,125)	—
Depreciation on real estate assets and other	17,143	16,258	34,542	32,532
Depreciation on unconsolidated joint ventures	314	311	640	903
(Gain) loss on sale of property	(803)	39	(783)	80

Funds from operations available for common shares	$23,698	$21,681	$61,551	$54,317

Weighted average common shares outstanding — fully diluted	30,693	30,540	30,609	30,478

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At June 30, 2009, approximately 100% or approximately $1.6 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $88.8 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $94.0 million.
     At June 30, 2009, none of our outstanding debt was short-term and at variable rates.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of June 30, 2009.
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
     Excluding the operations of Privileged Access, there were no material changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009.

Part II — Other Information

Item 1.	Legal Proceedings
     See Note 13 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors
     None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Stockholders on May 12, 2009. Stockholders holding 23,514,352 Common Shares (being the only class of shares entitled to vote at the meeting), or 93.2%, of the Company’s 25,233,184 outstanding Common Shares as of the record date for the meeting, attended the meeting or were represented by proxy. The Company’s shareholders voted on two matters presented at the meeting, which received the requisite number of votes to pass. The results of the stockholders’ votes were as follows:
Proposal No. 1: Election of eight directors to terms expiring in 2010. A plurality of the votes cast was required for the election of directors.

DIRECTOR	FOR	WITHHELD
Philip C. Calian	23,423,518	90,835
David J. Contis	23,421,313	93,039
Thomas E. Dobrowski	23,303,297	211,056
Thomas P. Heneghan	23,329,915	184,438
Sheli Z. Rosenberg	23,155,525	358,828
Howard Walker	23,224,802	289,551
Gary L. Waterman	23,340,169	174,184
Samuel Zell	22,463,473	1,050,879
Proposal No. 2: Approval to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2009. A majority of the votes cast was required for approval.

	FOR	AGAINST	ABSTAIN
Total Shares (a)	23,249,361	262,759	2,232
% of Voted Shares	98.87%	1.12%	0.01%
% of Outstanding Shares	98.87%	1.12%	0.01%

(a)	Broker non-votes were zero.

Item 5.	Other Information
None.

Item 6.	Exhibits

4.1(a)	Amended and Restated 8.065% Series D Cumulative Redeemable Perpetual Preference Units Term Sheet and Joinder to the Second Amended and Restated Agreement of Limited Partnership

4.2(a)	7.95% Series F Cumulative Redeemable Perpetual Preference Units Term Sheet and Joinder to Second Amended and Restated Agreement of Limited Partnership

4.3(a)	Form of specimen stock certificate evidencing the common stock of the Company, par value $.01 per share

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

10.44(b)	Underwriting Agreement, dated June 23, 2009

(a)	Included as an exhibit to the Company’s Registration Statement on Form S-3 ASR dated May 6, 2009

(b)	Included as an exhibit to the Company’s Current Report on Form 8-K dated June 23, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.
Date: August 10, 2009	By:	/s/ Thomas P. Heneghan
Thomas P. Heneghan
Chief Executive Officer (Principal executive officer)

Date: August 10, 2009	By:	/s/ Michael B. Berman
Michael B. Berman
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)