Form 10-Q
period 2009-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2009-11-05
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
30,369,967 shares of Common Stock as of November 3, 2009.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of September 30, 2009 and December 31, 2008
(amounts in thousands, except share and per share data)

	September 30,
	2009	December 31,
	(unaudited)	2008
Assets
Investment in real estate:
Land	$544,719	$541,979
Land improvements	1,738,631	1,725,752
Buildings and other depreciable property	246,119	223,290

	2,529,469	2,491,021
Accumulated depreciation	(612,237)	(561,104)

Net investment in real estate	1,917,232	1,929,917
Cash and cash equivalents	160,178	45,312
Notes receivable, net	28,428	31,799
Investment in joint ventures	9,545	9,676
Rent and other customer receivables, net	439	1,040
Deferred financing costs, net	11,839	12,408
Inventory, net	3,324	12,934
Deferred commission expense	8,180	3,644
Escrow deposits and other assets	59,128	44,917

Total Assets	$2,198,293	$2,091,647

Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,568,185	$1,569,403
Unsecured lines of credit	—	93,000
Accrued payroll and other operating expenses	91,256	66,656
Deferred revenue — sale of right-to-use contracts	25,372	10,611
Accrued interest payable	7,957	8,335
Rents and other customer payments received in advance and security deposits	37,456	41,302
Distributions payable	10,585	6,106

Total Liabilities	1,740,811	1,795,413

Commitments and contingencies
Non-controlling interests— Perpetual Preferred OP Units	200,000	200,000

Equity:
Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 100,000,000 shares authorized; 30,361,634 and 25,051,322 shares issued and outstanding for September 30, 2009 and December 31, 2008, respectively	301	238
Paid-in capital	456,597	320,084
Distributions in excess of accumulated earnings	(235,682)	(241,609)

Total Stockholders’ Equity	221,216	78,713

Non-controlling interests — Common OP Units	36,266	17,521

Total Equity	257,482	96,234

Total Liabilities and Equity	$2,198,293	$2,091,647

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Quarters and Nine Months Ended September 30, 2009 and 2008
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Property Operations:
Community base rental income	$63,389	$61,554	$189,891	$184,018
Resort base rental income	34,561	29,343	97,766	86,973
Right-to-use annual payments	12,796	6,746	38,393	6,746
Right-to-use contracts current period, gross	5,080	5,003	16,526	5,003
Right-to-use contracts deferred, net of prior period amortization	(4,327)	(4,940)	(14,761)	(4,940)
Utility and other income	12,331	10,572	36,455	31,222

Property operating revenues	123,830	108,278	364,270	309,022

Property operating and maintenance	50,409	42,148	137,978	109,847
Real estate taxes	7,955	7,794	24,646	22,712
Sales and marketing, gross	3,422	3,098	10,166	3,098
Sales and marketing, deferred commissions, net	(1,410)	(1,598)	(4,535)	(1,598)
Property management	8,725	6,446	25,159	16,983

Property operating expenses (exclusive of depreciation shown separately below)	69,101	57,888	193,414	151,042

Income from property operations	54,729	50,390	170,856	157,980

Home Sales Operations:
Gross revenues from home sales	2,127	5,260	5,075	18,254
Cost of home sales	(1,842)	(5,365)	(5,606)	(18,974)

Gross profit (loss) from home sales	285	(105)	(531)	(720)
Brokered resale revenues, net	171	237	556	905
Home selling expenses	(278)	(1,482)	(1,990)	(4,630)
Ancillary services revenues, net	1,341	607	2,915	1,728

Income (loss) from home sales and other	1,519	(743)	950	(2,717)

Other Income and Expenses:
Interest income	1,177	885	3,783	1,566
Income from other investments, net	2,339	2,783	6,728	16,398
General and administrative	(5,281)	(5,315)	(17,654)	(15,548)
Rent control initiatives	(93)	(102)	(408)	(1,967)
Interest and related amortization	(24,492)	(24,930)	(74,068)	(74,604)
Depreciation on corporate assets	(458)	(84)	(860)	(266)
Depreciation on real estate and other costs	(17,400)	(17,132)	(51,942)	(49,664)

Total other expenses, net	(44,208)	(43,895)	(134,421)	(124,085)

Equity in income of unconsolidated joint ventures	229	62	2,607	3,445

Consolidated income from continuing operations	12,269	5,814	39,992	34,623

Discontinued Operations:
Discontinued operations	(53)	32	160	177
Gain (loss) from discontinued real estate	4,743	—	4,723	(80)

Income from discontinued operations	4,690	32	4,883	97

Consolidated net income	16,959	5,846	44,875	34,720
Income allocated to non-controlling interests:
Common OP Units	(1,797)	(332)	(5,092)	(4,300)
Perpetual Preferred OP Units	(4,031)	(4,032)	(12,104)	(12,104)

Net income available for Common Shares	$11,131	$1,482	$27,679	$18,316

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations (Continued)
For the Quarters and Nine Months Ended September 30, 2009 and 2008
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Earnings per Common Share — Basic:

Income from continuing operations	$0.24	$0.06	$0.88	$0.75
Income from discontinued operations	0.13	0.00	0.16	0.00

Net income available for Common Shares	$0.37	$0.06	$1.04	$0.75

Earnings per Common Share — Fully Diluted:
Income from continuing operations	$0.24	$0.06	$0.87	$0.74
Income from discontinued operations	0.13	0.00	0.15	0.00

Net income available for Common Shares	$0.37	$0.06	$1.02	$0.74

Distributions declared per Common Share outstanding	$0.30	$0.20	$0.80	$0.60

Weighted average Common Shares outstanding — basic	29,993	24,527	26,719	24,366

Weighted average Common Shares outstanding — fully diluted	35,242	30,572	32,168	30,504

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2009
(amounts in thousands)
(unaudited)

			Distributions in
			Excess of	Non-controlling
			Accumulated	interests —
	Common	Paid-in	Comprehensive	Common OP
	Stock	Capital	Earnings	Units	Total Equity

Balance, December 31, 2008	$238	$320,084	$(241,609)	$17,521	$96,234
Conversion of OP Units to common stock	—	2,500	—	(2,500)	—
Issuance of common stock through exercise of options	2	3,510	—	—	3,512
Issuance of common stock through employee stock purchase plan	—	1,071	—	—	1,071
Issuance of common stock through stock offering	46	146,317	—	—	146,363
Compensation expenses related to stock options and restricted stock	15	3,484	—	—	3,499
Repurchase of common stock	—	(119)	—	—	(119)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(20,250)	—	20,250	—
Net income	—	—	27,679	5,092	32,771
Distributions	—	—	(21,752)	(4,097)	(25,849)

Balance, September 30, 2009	$301	$456,597	$(235,682)	$36,266	$257,482

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(amounts in thousands)
(unaudited)

	September 30,	September 30,
	2009	2008
Cash Flows From Operating Activities:
Consolidated net income	$44,875	$34,670
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss on discontinued real estate and other properties	(5,526)	79
Depreciation expense	55,451	51,062
Amortization expense	2,300	2,133
Debt premium amortization	(959)	(632)
Equity in income of unconsolidated joint ventures	(3,551)	(4,794)
Distributions from unconsolidated joint ventures	2,605	3,381
Amortization of stock-related compensation	3,499	3,975
Revenue recognized from right-to-use contract sales	(1,765)	(63)
Amortized commission expense related to right-to-use contract sales	557	21
Accrued long term incentive plan compensation	2,837	823
Increase in provision for uncollectible rents receivable	424	283
Increase in provision for inventory reserve	941	63
Changes in assets and liabilities:
Rent and other customer receivables, net	171	(204)
Inventory	260	(3,130)
Deferred commissions expense	(5,093)	(1,619)
Escrow deposits and other assets	(2,700)	(2,833)
Accrued payroll and other operating expenses	16,430	17,553
Deferred revenue — sales of right-to-use contracts	16,526	5,003
Rents received in advance and security deposits	(7,663)	(8,328)

Net cash provided by operating activities	119,619	97,443

Cash Flows From Investing Activities:
Acquisition of real estate and other	(8,244)	(2,217)
Proceeds from disposition of rental properties	3,278	—
Net tax-deferred exchange (deposit) withdrawal	(786)	2,124
Joint Ventures:
Investments in	—	(5,545)
Distributions from	—	524
Net repayment (borrowings) of notes receivable	1,948	(1,152)
Capital improvements	(22,489)	(19,851)

Net cash used in investing activities	(26,293)	(26,117)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	4,583	4,157
Net proceeds from issuance of Common Stock	146,363	—
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(33,474)	(28,741)
Stock repurchase and Unit redemption	(119)	—
Lines of credit:
Proceeds	50,900	177,100
Repayments	(143,900)	(164,400)
Principal repayments and mortgage debt payoff	(96,803)	(151,031)
New financing proceeds	95,233	140,275
Debt issuance costs	(1,243)	(1,726)

Net cash provided by (used in) financing activities	21,540	(24,366)

Net increase in cash and cash equivalents	114,866	46,960
Cash and cash equivalents, beginning of period	45,312	5,785

Cash and cash equivalents, end of period	$160,178	$52,745

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2009 and 2008
(amounts in thousands)
(unaudited)

	September 30,	September 30,
	2009	2008

Supplemental Information:
Cash paid during the period for interest	$72,227	$72,418
Non-cash activities:
Inventory reclassified to Buildings and other depreciable property	$8,065	$36,635

Acquisitions
Assumption of assets and liabilities:
Inventory	$185	$2,106
Escrow deposits and other assets	$11,266	$12,067
Accrued payroll and other operating expenses	$5,195	$13,675
Rents and other customer payments received in advance and security deposits	$3,933	$21,326
Notes receivable	$—	$19,571
Deferred financing costs, net	$25	$—
Investment in real estate	$18,116	$10,511
Debt assumed and financed on acquisition	$11,851	$7,037
Dispositions
Disposition of assets and liabilities, net	$286	$—
Investment in real estate	$13,531	$—
Debt assumed and financed on acquisition	$10,539	$—
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
Note 1 — Summary of Significant Accounting Policies
     We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (the “Codification”). The FASB finalized the Codification effective for periods ending on or after September 15, 2009. The Codification does not change how the Company accounts for its transactions or the nature of the related disclosures made.
(a) Basis of Consolidation
     The Company consolidates its majority-owned subsidiaries in which it has the ability to control the operations of the subsidiaries and all variable interest entities with respect to which the Company is the primary beneficiary. The Company also consolidates entities in which it has a controlling direct or indirect voting interest. All inter-company transactions have been eliminated in consolidation. The Company’s acquisitions on or prior to December 31, 2008 were all accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). For business combinations for which the acquisition date is on or after January 1, 2009, the purchase price of Properties will be accounted for in accordance with the Codification Topic “Business Combinations” (“FASB ASC 805”) (prior authoritative guidance: Statement of Financial Accounting Standard No. 141R, “Business Combinations”).
     The Company has applied the Codification Sub-Topic “Variable Interest Entities” (“FASB ASC 810-10-15”) (prior authoritative guidance: Interpretation No. 46R, “Consolidation of Variable Interest Entities an interpretation of ARB 51”). The objective of FASB ASC 810-10-15 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company has also applied the Codification Sub-Topic “Control of Partnerships and Similar Entities” (“FASB ASC 810-20”) (prior authoritative guidance: Emerging Issues Task Force 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”), which determines whether a general partner or the general partners as a group controls a limited partnership or similar entity and therefore should consolidate the entity. The Company will apply FASB ASC 810-10-15 and FASB ASC 810-20 to all types of entity ownership (general and limited partnerships and corporate interests).
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

Note 1 — Summary of Significant Accounting Policies (continued)
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
(d) Inventory
     As of December 31, 2008, inventory primarily consists of new and used Site Set homes and is stated at the lower of cost or market after consideration of the N.A.D.A. (National Automobile Dealers Association) Manufactured Housing Appraisal Guide and the current market value of each home included in the home inventory. Inventory sales revenues and resale revenues are recognized when the home sale is closed. The expense for the inventory reserve is included in the cost of home sales in our Consolidated Statements of Operations. As of September 30, 2009, inventory primarily consists of merchandise inventory as almost all Site Set inventory has been reclassified to buildings and other depreciable property. (See Note 6 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”)).
(e) Real Estate
     In accordance with FASB ASC 805, which is effective for acquisitions on or after January 1, 2009, we recognize all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. We also expense transaction costs as they are incurred.
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

Note 1 — Summary of Significant Accounting Policies (continued)
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
     For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time the Company has a commitment to sell the Property and/or is actively marketing the Property for sale. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded. The Company accounts for its Properties held for disposition in accordance with the Codification Sub-Topic “Impairment or Disposal of Long Lived Assets” (“FASB ASC 360-10-35”) (prior authoritative guidance: Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”). Accordingly, the results of operations for all assets sold or held for sale have been classified as discontinued operations in all periods presented.
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
     As of September 30, 2009 and December 31, 2008, the carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits and other assets” on our consolidated balance sheets, were approximately $19.4 million and $12.0 million, respectively. Accumulated amortization of identified intangibles assets was approximately $0.4 million and $0.1 million as of September 30, 2009 and December 31, 2008, respectively.
(g) Cash and Cash Equivalents
     We consider all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of September 30, 2009 and December 31, 2008 include approximately $0.4 million of restricted cash.
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

Note 1 — Summary of Significant Accounting Policies (continued)
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
     On August 14, 2008, we purchased Contract Receivables that were recorded at fair value at the time of acquisition of approximately $19.6 million under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”) (prior authoritative guidance: American Institute of Certified Public Accountants Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”). The fair value of these Contracts Receivable includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these receivables as of the transaction date. Through September 30, 2009, the credit performance of these receivables has generally been consistent with the assumptions used in determining the initial fair value of these loans, and our original expectations regarding the amounts and timing of future cash flows has not changed. A probable decrease in management’s expectation of future cash collections related to these receivables could result in the need to record an allowance for credit losses related to these loans in the future. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying pool of receivables.
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
(j) Income from Other Investments, net
     Prior to August 14, 2008, income from other investments, net, primarily included revenue relating to the Company’s former ground leases with Privileged Access. The ground leases were terminated on August 14, 2008 due to the PA Transaction. The ground leases with Privileged Access were for approximately 24,300 sites at 82 of the Company’s Properties and were accounted for in accordance with the Codification Topic “Leases” (“FASB ASC 840”) (prior authoritative guidance: Statement of Financial Accounting Standards No. 13, “Accounting for Leases”). The Company recognized income related to these ground leases of approximately $2.2 and approximately $14.9 million for the quarter and nine months ended September 30, 2008, respectively.
(k) Insurance Claims
     The Properties are covered against losses caused by various events including fire, flood, property damage, earthquake, windstorm and business interruption by insurance policies containing various deductible requirements, exclusions and coverage limits. Recoverable costs are classified in other assets as incurred. Insurance proceeds are applied against the asset when received. Recoverable costs relating to capital items are treated in accordance with the Company’s capitalization policy. The book value of the original capital item is written off once the value of the impaired asset has been determined. Insurance proceeds relating to the capital costs are recorded as income in the period they are received.

Note 1 — Summary of Significant Accounting Policies (continued)
     Approximately 70 Florida Properties suffered damage from five hurricanes that struck the state during 2004 and 2005. The Company estimates its total claim to be approximately $21.0 million and has made claims for full recovery of these amounts, subject to deductibles.
     The Company has received proceeds from insurance carriers of approximately $10.6 million through September 30, 2009. The proceeds were accounted for in accordance with the Codification Topic “Contingencies” (“FASB ASC 450”) (prior authoritative guidance: Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”). During the nine months ended September 30, 2009, $1.5 million has been recognized as a gain on insurance recovery, which is net of approximately $0.3 million of contingent legal fees and included in income from other investments, net.
     On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion of this lawsuit.
(l) Fair Value of Financial Instruments
     The Company’s financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, and mortgage notes payable. The fair values of all financial instruments, including notes receivable, were not materially different from their carrying values at September 30, 2009 and December 31, 2008.
     The valuation of financial instruments under the Codification Topic “Financial Instruments” (“FASB ASC 825”) (prior authoritative guidance: Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments”) and the Codification Topic “Derivatives and Hedging” (“FASB ASC 815”) (prior authoritative guidance: Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”) requires us to make estimates and judgments that affect the fair value of the instruments. Where possible, we base the fair values of our financial instruments on listed market prices and third party quotes. Where these are not available, we base our estimates on other factors relevant to the financial instrument.
(m) Deferred Financing Costs, net
     Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the lines of credit, unamortized deferred financing fees are accounted for in accordance with, the Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”) (prior authoritative guidance: Emerging Issues Task Force No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”). Accumulated amortization for such costs was $12.3 million and $13.1 million at September 30, 2009 and December 31, 2008, respectively.
(n) Revenue Recognition
     The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We will reserve for receivables when we believe the ultimate collection is less than probable. Our provision for uncollectible rents receivable was approximately $1.9 million and $1.5 million as of September 30, 2009 and December 31, 2008, respectively.

Note 1 — Summary of Significant Accounting Policies (continued)
     The sales of right-to-use contracts are recognized in accordance with the Codification Topic “Revenue Recognition” (“FASB ASC 605”) (prior authoritative guidance: Staff Accounting Bulletin 104, “Revenue Recognition in Consolidated Financial Statements, Corrected”). The Company will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, the Company has estimated to be between one to 31 years. The current period sales of upfront non-refundable payments are reported on the Income Statement in the line item titled “Right-to-use contracts current period, gross.” The cumulative deferral of the upfront non-refundable payments are reported on the Balance Sheet in the line item titled “Deferred revenue — sale of right-to use contracts.” The deferral of current period sales, net of amortization of prior period sales, is reported on the Income Statement in the line item titled “Right-to-use contracts, deferred, net of prior period amortization.” The decision to recognize this revenue in accordance with FASB ASC 605 was made after corresponding with the Office of the Chief Accountant at the SEC during September and October of 2008. The commissions paid on the sale of right-to-use contracts will be deferred and amortized over the same period as the related sales revenue. The current period commissions paid are reported on the Income Statement in the line item titled “Sales and marketing, gross.” The cumulative deferrals of commissions paid are reported on the Balance Sheet in the line item titled “Deferred commissions expense.” The deferral of current period commissions, net of amortization of prior period commissions is reported on the Income Statement in the line item titled “Sales and marketing, deferred commissions, net.”
     Annual payments paid by customers under the terms of the right-to-use contracts are deferred and recognized ratably over the one-year period in which the services are provided.
     Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.
(o) Recent Accounting Pronouncements
     In December 2007, the FASB issued the Codification Topic “Consolidation” (“FASB ASC 810”) (prior authoritative guidance: Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements”), an amendment of Accounting Research Bulletin No. 51. FASB ASC 810 seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheet and Consolidated Income Statement. Per FASB ASC 810, a non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are non-controlling interests. Under FASB ASC 810, such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. However, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable non-controlling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in the Codification Topic “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“FASB ASC 815-40”) (prior authoritative guidance: EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.
     In accordance with FASB ASC 810, effective January 1, 2009, the Company, for all periods presented, has reclassified the non-controlling interest for Common OP Units from the mezzanine section under Total Liabilities to the Equity section of the consolidated balance sheets. The caption Common OP Units on the consolidated balance sheets also includes $0.5 million of private REIT Subsidiaries preferred stock. Based on the Company’s analysis, Perpetual Preferred OP Units will remain in the mezzanine section. The presentation of income allocated to Common OP Units and Perpetual Preferred OP Units on the consolidated statements of operations has been moved to the bottom of the statement prior to Net income available to Common Shares.

Note 1 — Summary of Significant Accounting Policies (continued)
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” the current authoritative guidance of which is the Codification Sub-Topic “Subsequent Events” (“FASB ASC 855-10”). FASB ASC 855-10 seeks to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Statement sets forth the period and circumstances after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Statement applies to interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10 has had no material effect on the Company’s financial statements. Our management evaluated for subsequent events through the time of our filing on November 5, 2009.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46 (R),” the current authoritative guidance of which is the Codification Topic “Consolidation” (“FASB ASC 810”). FASB ASC 810 seeks to improve financial reporting by enterprises involved with variable interest entities. The Statement addresses the effects on certain provisions of FASB ASC 810-10-15, Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets. It also discusses the application of certain key provisions of FASB ASC 810-10-15, including those in which the accounting and disclosures under FASB ASC 810-10-15 do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company has not yet determined the impact, if any, that the adoption of FASB ASC 810 will have on its consolidated financial statements.
     In June 2008, the FASB issued FASB Staff Position on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), the current authoritative guidance of which is the Codification Sub-Topic “Earnings Per Share” (“FASB ASC 260-10”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of FSP EITF 03-6-1. Early application was not permitted. Adoption on January 1, 2009 did not materially impact our earnings per share calculation.
(p) Reclassifications
     Certain 2008 amounts have been reclassified to conform to the 2009 presentation. This reclassification had no material effect on the consolidated balance sheets or statements of operations of the Company.

Note 2 — Earnings Per Common Share
     Earnings per common share are based on the weighted average number of common shares outstanding during each year. The Codification Topic “Earnings Per Share” (“FASB ASC 260”) (prior authoritative guidance: Statement of Financial Accounting Standards No. 128, “Earnings Per Share”) defines the calculation of basic and fully diluted earnings per share. Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each period and basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. The conversion of OP Units has been excluded from the basic earnings per share calculation. The conversion of an OP Unit to a share of Common Stock has no material effect on earnings per common share.
     The following table sets forth the computation of basic and diluted earnings per common share for the quarters and nine months ended September 30, 2009 and 2008 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerators:
Income from Continuing Operations:
Income from continuing operations — basic	$7,093	$1,456	$23,479	$18,237
Amounts allocated to dilutive securities	1,145	326	4,409	4,282

Income from continuing operations — fully diluted	$8,238	$1,782	$27,888	$22,519

Income from Discontinued Operations:
Income from discontinued operations — basic	$4,038	$26	$4,200	$79
Amounts allocated to dilutive securities	652	6	683	18

Income from discontinued operations — fully diluted	$4,690	$32	$4,883	$97

Net Income Available for Common Shares — Fully Diluted:
Net income available for Common Shares — basic	$11,131	$1,482	$27,679	$18,316
Amounts allocated to dilutive securities	1,797	332	5,092	4,300

Net income available for Common Shares — fully diluted.	$12,928	$1,814	$32,771	$22,616

Denominator:
Weighted average Common Shares outstanding — basic	29,993	24,527	26,719	24,366
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	4,966	5,654	5,129	5,753
Employee stock options and restricted shares	283	391	320	385

Weighted average Common Shares outstanding — fully diluted	35,242	30,572	32,168	30,504

Note 3 — Common Stock and Other Equity Related Transactions
     On October 9, 2009, the Company paid a $0.30 per share distribution for the quarter ended September 30, 2009 to stockholders of record on September 25, 2009. On July 10, 2009, the Company paid a $0.25 per share distribution for the quarter ended June 30, 2009 to stockholders of record on June 26, 2009. On April 10, 2009, the Company paid a $0.25 per share distribution for the quarter ended March 31, 2009 to stockholders of record on March 27, 2009. On September 30, 2009, June 30, 2009 and March 31, 2009, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     On June 29, 2009, the Company issued 4.6 million shares of common stock in an equity offering for approximately $146.4 million in proceeds, net of offering costs.

Note 4 — Investment in Real Estate
     Investment in real estate is comprised of (amounts in thousands):

	As of
	September 30,	December 31,
Properties Held for Long Term	2009	2008
Investment in real estate:
Land	$543,610	$539,702
Land improvements	1,735,330	1,715,627
Buildings and other depreciable property (a)	245,969	222,699

	2,524,909	2,478,028
Accumulated depreciation	(611,308)	(557,001)

Net investment in real estate	$1,913,601	$1,921,027

(a)	As of September 30, 2009, the balance includes approximately $47.6 million of new rental units and approximately $16.6 million of used rental units. As of December 31, 2008, the balance includes approximately $44.4 million of new manufactured home rental units and $13.4 million of used manufactured home rental units.

	As of
	September 30,	December 31,
Properties Held for Sale	2009	2008
Investment in real estate:
Land	$1,109	$2,277
Land improvements	3,301	10,125
Buildings and other depreciable property	150	591

	4,560	12,993
Accumulated depreciation	(929)	(4,103)

Net investment in real estate	$3,631	$8,890

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Buildings and other depreciable property consists of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, as well as rental units, furniture, fixtures and equipment. See Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for disclosure regarding the reclassification of resort cottage inventory to Building and other depreciable property during the nine months ended September 30, 2009.
     On July 20, 2009, we sold Casa Village, a 490-site Property in Billings, Montana for a stated purchase price of approximately $12.4 million. The buyer assumed $10.6 million of mortgage debt that had a stated interest rate of 6.02 percent and was scheduled to mature in 2013. The Company recognized a gain on the sale of approximately $5.1 million. Cash proceeds from the sale, net of closing costs were approximately $1.1 million.
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
     As of September 30, 2009, the Company had one Property designated as held for disposition pursuant to FASB ASC 360-10-35. The Company determined that this Property no longer met its investment criteria. As such, the results from operations of this Property is classified as income from discontinued operations. The Company expects to dispose of this Property for proceeds at least equal to its net book value. The Property classified as held for disposition as of September 30, 2009 is listed in the table below:

Property	Location	Sites
Creekside	Wyoming, MI	165
     The following table summarizes the combined results of operations of the one Property currently held for sale and the one Property sold during 2009 for the quarters and nine months ended September 30, 2009 and 2008, respectively (amounts in thousands).

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Rental income	$221	$524	$1,288	$1,592
Utility and other income	16	38	93	115

Property operating revenues	237	562	1,381	1,707

Property operating expenses	203	298	699	836

Income from property operations	34	264	682	871

Income from home sales operations	—	1	22	—

Interest and Amortization	(95)	(233)	(544)	(694)

Depreciation	8	—	—	—

Total other expenses	(87)	(233)	(544)	(694)
Gain (loss) on real estate	4,743	—	4,723	(80)

Income from discontinued operations	$4,690	$32	$4,883	$97

Note 5 — Investment in Joint Ventures
     The Company recorded approximately $2.6 million and $3.4 million of equity in income of unconsolidated joint ventures, net of approximately $0.9 million and $1.4 million of depreciation expense for the nine months ended September 30, 2009 and 2008, respectively. The Company received approximately $2.6 million and $3.9 million in distributions from such joint ventures for the nine months ended September 30, 2009 and 2008, respectively. Approximately $2.6 million and $3.4 million of such distributions were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, respectively. The remaining distributions were classified as return of capital and classified as investing activities on the Consolidated Statements of Cash Flows. Approximately $1.1 million and $2.6 million of the distributions received in the nine months ended September 30, 2009 and 2008, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures. Distributions include amounts received from the sale or liquidation of equity in joint venture investments.
     On February 13, 2009, the Company sold its 25 percent interest in two Diversified Portfolio joint ventures known as (i) Pine Haven, a 625-site property in Ocean View, New Jersey and (ii) Round Top, a 319-site property in Gettysburg, Pennsylvania. A gain on sale of approximately $1.1 million was recognized and is included in Equity in income of unconsolidated joint ventures.
     The following table summarizes the Company’s investments in unconsolidated joint ventures (with the number of Properties shown parenthetically as of September 30, 2009 and December 31, 2008, respectively with dollar amounts in thousands):

							JV Income for
					Investment as of		Nine Months Ended
		Number	Economic		September 30,	December 31,	September 30,	September 30,
Investment	Location	of Sites	Interest(a)		2009	2008	2009	2008
Meadows	Various (2,2)	1,027	50%		$308	$406	$664	$642
Lakeshore	Florida (2,2)	342	90%		128	110	216	810
Voyager	Arizona (1,1)	1,706	50	%(b)	8,792	8,953	556	555
Other Investments	Various (0,5)(c)	—	25%		317	207	1,171	1,438

		3,075			$9,545	$9,676	$2,607	$3,445

(a)	The percentages shown approximate the Company’s economic interest as of September 30, 2009. The Company’s legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort. A 25% interest in the utility plant servicing the Property is included in Other Investments.

(c)	In February 2009, the Company sold its 25% interest in two Diversified Portfolio joint ventures and purchased the remaining 75% interest in three Diversified Portfolio joint ventures.

Note 6 — Inventory
     The following table sets forth Inventory as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	September 30, 2009	December 31, 2008
New homes (a)	$407	$8,436
Used homes (b)	—	312
Other (c)	2,917	4,651

Total inventory (d)	3,324	13,399
Inventory reserve	—	(465)

Inventory, net of reserves	$3,324	$12,934

(a)	Includes 23 and 261 new units as of September 30, 2009 and December 31, 2008, respectively.

(b)	Includes zero and 27 used units as of September 30, 2009 and December 31, 2008, respectively.

(c)	Other inventory primarily consists of merchandise inventory.

(d)	Includes zero and $0.3 million in discontinued operations as of September 30, 2009 and December 31, 2008, respectively.
     During the nine months ended September 30, 2009, $5.7 million of new and used resort cottage inventory and related reserves were reclassified to fixed assets. The reclassification was made to reflect the current use of these resources.
Note 7 — Notes Receivable
     As of September 30, 2009 and December 31, 2008, the Company had approximately $28.4 million and $31.8 million in notes receivable, respectively. As of September 30, 2009 and December 31, 2008, the Company had approximately $11.1 million and $12.0 million, respectively, in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 8.8%, have an average term and amortization of approximately three to 20 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of $0.3 million and $0.2 million as of September 30, 2009 and December 31, 2008, respectively. During the nine months ended September 30, 2009, approximately $0.7 million was repaid and an additional $0.4 million was loaned to customers.
     In connection with the PA Transaction, we acquired approximately $19.6 million of Contracts Receivable. As of September 30, 2009 and December 31, 2008, the Company had approximately $17.2 million and $19.5 million, respectively, of Contracts Receivables, including allowances of approximately $1.1 million and $0.3 million, respectively. These Contracts Receivables represent loans to customers who have purchased right-to-use contracts. The Contracts Receivable yield interest at a per annum weighted average rate of 16.5% of the face value, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the nine months ended September 30, 2009, approximately $7.5 million was repaid and an additional $6.0 million was loaned to customers.
     As of September 30, 2009 and December 31, 2008, the Company had a $0.4 million note receivable, which bears interest at a per annum rate of prime plus 0.5% and matures on December 31, 2011. The note is collateralized with a combination of Common OP Units and partnership interests in certain joint ventures.

Note 8 — Long-Term Borrowings
     As of September 30, 2009 and December 31, 2008, the Company had outstanding mortgage indebtedness on Properties held for long-term investment of approximately $1,564 million and $1,555 million, respectively, and approximately $4 million and $14 million of mortgage indebtedness as of September 30, 2009 and December 31, 2008, respectively on Properties held for sale. The debt encumbered a total of 143 and 151 of the Company’s Properties as of September 30, 2009 and December 31, 2008, respectively, and the carrying value of such Properties was approximately $1,635 million and $1,694 million, respectively as of such dates. The weighted average interest rate on this mortgage indebtedness for the quarter ending September 30, 2009 and the year ending December 31, 2008, was approximately 6.0% and 5.9% per annum, respectively. The debt bears interest at rates of 5.0% to 10.0% per annum and matures on various dates ranging from 2010 to 2019. Included in our December 31, 2008 debt balance are three capital leases with balances of approximately $6.7 million with imputed interest rates of 13.1% per annum. The outstanding balances on these capital leases were paid off on July 1, 2009.
     As of September 30, 2009 and December 31, 2008, the $370.0 million unsecured lines of credit had $370.0 million and $277.0 million, respectively, available for future borrowings. The weighted average interest rate for the nine months ending September 30, 2009 and the year ending December 31, 2008 was 1.7% and 3.6% per annum, respectively.
Note 9 — Deferred Revenue-sale of right-to-use contracts and Deferred Commission Expense
     The sales of right-to-use contracts are recognized in accordance with FASB ASC 605. The Company will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, the Company has estimated to be between one to 31 years. The commissions paid on the sale of right-to-use contracts will be deferred and amortized over the same period as the related sales revenue.
     Components of the change in deferred revenue-sale of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

Nine Months Ended
September 30, 2009
Deferred revenue — sale of right-to-use contracts-December 31, 2008	$10,611

Deferral of new right-to-use contracts	16,526
Deferred revenue recognized	(1,765)

Net increase in deferred revenue	14,761

Deferred revenue-sale of right-to-use contracts-September 30, 2009	$25,372

Deferred commission expense-December 31, 2008	$3,644

Costs deferred	5,093
Amortization of deferred costs	(557)

Net increase in deferred commission expense	4,536

Deferred commission expense-September 30, 2009	$8,180

Note 10 — Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with the Codification Topic “Compensation — Stock Compensation” (“FASB ASC 718”) (prior authoritative guidance: Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”), which was adopted on July 1, 2005.
     Stock-based compensation expense for the nine months ended September 30, 2009 and 2008, was approximately $3.5 million and $4.0 million, respectively.
     Pursuant to the Stock Option Plan as discussed in Note 13 to the 2008 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options (“Options”). During the nine months ended September 30, 2009, Options for 211,504 shares of common stock were exercised for gross proceeds of approximately $3.5 million.
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

Note 11 — Long-Term Cash Incentive Plan (continued)
     The Company accounts for the Plan in accordance with FASB ASC 718. As of September 30, 2009, the Company had accrued compensation expense of approximately $2.8 million related to the Plan, including approximately $1.1 million in the nine months ended September 30, 2009. The amounts accrued reflect the Committee’s evaluation of the Plan based on forecasts and other information presented to the Committee and are subject to performance in line with forecasts and final evaluation and determination by the Committee. There can be no assurances that our estimates of the probable outcome will be representative of the actual outcome.
Note 12 — Transactions with Related Parties
     On August 14, 2008, the Company closed on the PA Transaction by acquiring substantially all of the assets and assumed certain liabilities of Privileged Access for an unsecured note payable of $2.0 million. Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. At closing, approximately $4.8 million of Privileged Access cash was deposited into an escrow account for liabilities that Privileged Access has retained. The balance in the escrow account as of September 30, 2009 was approximately $2.0 million. In approximately two years, the excess cash in the escrow account, if any, will be paid to the Company.
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
     Privileged Access had the following substantial business relationships with the Company, which were all terminated with the closing of the PA Transaction on August 14, 2008. As of both September 30, 2009 and December 31, 2008, there were no payments owed to the Company or by the Company with respect to the relationships described below.
•	Prior to August 14, 2008, we were leasing approximately 24,300 sites at 82 resort Properties (which includes 60 Properties operated by a subsidiary of Privileged Access known as the “TT Portfolio”) to Privileged Access or its subsidiaries. For the nine months ended September 30, 2009, and 2008, we recognized zero and $15.8 million in rent, respectively, from these leasing arrangements. The lease income is included in Income from other investments, net in the Company’s Consolidated Statement of Operations. During the nine months ended September 30, 2009 and 2008, the Company reimbursed zero and $2.7 million to Privileged Access for capital improvements.

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

•	From June 12, 2006 through July 14, 2008, Privileged Access had leased 130 cottage sites at Tropical Palms, a resort Property located near Orlando, Florida. For the nine months ended September 30, 2009 and 2008, we earned no rent and approximately $0.8 million, respectively, from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations. The Tropical Palms lease expired on July 15, 2008, and the entire property was leased to a new independent operator for 12 years.

•	On April 14, 2006, the Company loaned Privileged Access approximately $12.3 million at a per annum interest rate of prime plus 1.5%, maturing in one year and secured by Thousand Trails membership sales contract receivables the loan was fully paid off during the quarter ended September 30, 2007.

•	The Company previously leased 40 to 160 sites at three resort Properties in Florida, to a subsidiary of Privileged Access from October 1, 2007 until August 14, 2008. The sites varied during each month of the lease term due to the seasonality of the resort business in Florida. For the nine months ended September 30, 2008, we recognized approximately $0.2 million in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statement of Operations.

•	The Company previously leased 40 to 160 sites at Lake Magic, a resort Property in Clermont, Florida, to a subsidiary of Privileged Access from December 15, 2006 until September 30, 2007. The sites varied during each month of the lease term due to the seasonality of the resort business in Florida. For the nine months ended September 30, 2009 and 2008, we recognized no amounts in rent from this leasing arrangement.

•	The Company had an option to purchase the subsidiaries of Privileged Access, including TT, beginning on April 14, 2009, at the then fair market value, subject to the satisfaction of a number of significant contingencies (“ELS Option”). The ELS Option terminated with the closing of the PA Transaction on August 14, 2008. The Company had consented to a fixed price option where the Chairman of PATT could acquire the subsidiaries of Privileged Access anytime before December 31, 2011. The fixed price option also terminated on August 14, 2008.

Note 12 — Transactions with Related Parties (continued)
•	Privileged Access and the Company previously agreed to certain arrangements in which we utilized each other’s services. Privileged Access assisted the Company with functions such as: call center management, property management, information technology, legal, sales and marketing. During the nine months ended September 30, 2009 and 2008, the Company incurred no expense and approximately $0.6 million, respectively for the use of Privileged Access employees. The Company received approximately $0.1 million from Privileged Access for Privileged Access use of certain Company information technology resources during the year ended December 31, 2008. The Company and Privileged Access engaged a third party to evaluate the fair market value of such employee services.
     In addition to the arrangements described above, the Company had the following smaller arrangements with Privileged Access. In each arrangement, the amount of income or expense, as applicable, recognized by the Company for the nine months ended September 30, 2009 is zero and were less than $0.1 million for the nine months ended September 30, 2008, and there were no amounts due under these arrangements as of September 30, 2009 or December 31, 2008.
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

Note 12 — Transactions with Related Parties (continued)
Corporate headquarters
     The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, the Company’s Chairman of the Board. Payments made in accordance with the lease agreement to this entity amounted to approximately $0.8 million and approximately $0.5 million for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, approximately $39,000 and $62,000, respectively, were accrued with respect to this office lease.
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
     On April 17, 2009, the United States District Court for the Northern District of California issued its Order for Entry of Judgment (“April 2009 Order”), and its “Order” relating to the parties’ requests for attorneys’ fees (the “Fee Order”). The Company filed the April 2009 Order and the Fee Order on Form 8-K on April 20, 2009. In the April 2009 Order, the Court stated that the judgment to be entered will gradually phase out the City’s site rent regulation scheme that the Court has found unconstitutional. Existing residents of the Company’s property in San Rafael will be able to continue to pay site rentals as if the Ordinance were to remain in effect for a period of ten years. Enforcement of the Ordinance will be immediately enjoined with respect to new residents of the property and expire entirely ten years from the date of judgment. Enforcement of the Ordinance will be enjoined as to site lessees of the property who come into possession after the date of judgment so that all current site lessees at the property shall be allowed to continue their leases at rents regulated by the Ordinance. When a current site lessee at the property transfers his leasehold to a new resident upon the sale of the accompanying mobilehome, the Ordinance shall be enjoined as to the next resident and any future resident. The Ordinance shall be enjoined as to all residents ten years from the entry of judgment. The Court directed the Company to submit a proposed form of judgment, which the Company submitted on April 21, 2009, the form of which was agreed to by all parties. The Fee Order awarded certain amounts of attorneys’ fees to the Company with respect to its constitutional claims, certain amounts to the City with respect to the Company’s contract claims, the net effect of which was that the City must pay the Company approximately $1.8 million for attorneys’ fees. In the Fee Order the Court also directed the parties to confer and agree if they can on an allocation and award of costs in accordance with the court’s determinations on the attorneys’ fees. The parties did so and, on May 5, 2009, submitted a proposed Order on Award of Fees and Costs (the “Fees and Costs Order”) that was agreed to as to form by counsel for the Company and the City. On June 10, 2009, the Court entered the Fees and Costs Order which, in addition to the net attorneys’ fees of approximately $1.8 million the Court previously ordered the City to pay the Company, orders the City to pay to the Company net costs of approximately $0.3 million. On June 30, 2009, the Court entered final judgment as anticipated by the April 2009 Order. The City filed a notice of appeal, and has also filed a motion and posted a bond of approximately $2.1 million seeking to stay pending appeal enforcement of the order awarding attorneys’ fees and costs to the Company. The residents’ association, which intervened in the case, has filed a motion in the Court of Appeals, which the City has joined, seeking a stay of the injunctions. The Company filed a

Note 13 — Commitments and Contingencies (continued)
notice of cross-appeal, and opposed any stay. The motion seeking a stay of the injunctions is fully briefed and remains pending. Currently, the City’s and the Association’s opening briefs on appeal are due December 4, 2009, with the briefing scheduled to conclude on March 19, 2010.
     The Company’s efforts to achieve a balanced regulatory environment incentivize tenant groups to file lawsuits against the Company seeking large damage awards. The homeowners association at Contempo Marin (“CMHOA”), a 396-site Property in San Rafael, California, sued the Company in December 2000 over a prior settlement agreement on a capital expenditure pass-through after the Company sued the City of San Rafael in October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believed had been agreed to by the CMHOA in a settlement agreement. The CMHOA continued to seek damages from the Company in this matter. The Company reached a settlement with the CMHOA in this matter which allows the Company to recover $3.72 of the requested monthly pass-through and does not provide for the payment of any damages to the CMHOA. Both the CMHOA and the Company brought motions to recover their respective attorneys’ fees in the matter, which motions were heard by the Court in January 2007. On January 12, 2007, the Court granted CMHOA’s motion for attorneys’ fees in the amount of approximately $0.3 million and denied the Company’s motion for attorneys’ fees. The Company appealed both decisions. On September 19, 2008, the Court of Appeal affirmed the attorneys’ fees rulings. The Company filed a Petition for Rehearing of that appellate decision. On October 17, 2008, the Court of Appeal issued an order modifying its original opinion in certain respects without changing its judgment. The Company petitioned the California Supreme Court for review of the decision, which was denied. Accordingly, the Company has paid the CMHOA’s attorneys’ fees as previously ordered by the trial court and, pursuant to an agreement of the parties, incurred on appeal. The Company believes that such lawsuits will be a consequence of the Company’s efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.
     In June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinance and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The Court of Appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand, the trial court was directed to decide the issue of damages to the Company from these ordinances, which the Company believes is consistent not only with the Company receiving the economic benefit of invalidating one of the ordinances, but also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. The remand action was tried to the court in the third quarter of 2007. On January 25, 2008, the trial court issued a preliminary ruling determining that the Company had not incurred any damages from these ordinances and actions primarily on the grounds that the ordinances afforded the Company a fair rate of return. The Company sought clarification of this ruling. On April 9, 2008, the court issued a final statement of decision that included a clarification stating that the constitutional issues were not resolved on the merits and that the court had not determined that the ordinances afforded the Company a fair rate of return outside the remand period. The trial court granted a motion for restitution filed by the City in Case No. GIE 020524. The Company filed a notice of appeal on July 2, 2008. In order to avoid further trial and the related

Note 13 — Commitments and Contingencies (continued)
expenses, the Company agreed to a stipulated judgment, which requires the Company to put into escrow after entry of the judgment, pending appeal, funds sufficient to pay the judgment with prejudgment interest while preserving the Company’s appellate rights. The parties also disputed whether the trial court’s decision to award restitution encompassed an award of prejudgment interest, as to which the parties submitted additional briefs to the trial court for decision. On October 31, 2008, the court awarded the City some but not all of the prejudgment interest it sought. The stipulated judgment was entered on November 5, 2008, and the Company deposited into the escrow the amounts required by the judgment and continues to deposit monthly disputed amounts until the disputes are resolved on appeal. The appeal is proceeding. On June 11, 2009, the Company filed its Opening Brief on appeal. The City’s Response Brief was filed on due November 2, 2009. The tenant association continued to seek damages, penalties and fees in their separate action based on the same claims made on the tenants’ behalf by the City in the City’s case. The Company moved for judgment on the pleadings in the tenant association’s case on the ground that the tenant association’s case is moot in light of the stipulated judgment in the City’s case. On November 6, 2008, the Court granted the Company’s motion for judgment on the pleadings without leave to amend. The tenant association sought reconsideration of that ruling, which was denied. The tenant association filed a notice of appeal, and filed its Opening Brief on appeal on October 13, 2009. The Company’s Response Brief is due on January 11, 2010.
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

Note 13 — Commitments and Contingencies (continued)
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
Rancho Mesa
     On December 31, 2003, the tenants’ association at the Company’s Rancho Mesa Property in El Cajon, California filed a complaint in the California Superior Court for San Diego County alleging that the Company had failed to properly maintain the Property and had improperly increased rents, among other allegations. The case was settled in May 2006 pursuant to an agreement to offer favorable long-term leases to residents. The association repudiated the settlement agreement and appealed the trial court’s decision that the case was settled. The California Court of Appeal remanded the case with directions to the trial court to clarify the pleadings and move forward with pretrial and trial proceedings. Discovery has proceeded and the case was previously set for trial on June 5, 2009. The trial did not commence on that date because of the court’s other commitments, and trial date was re-set for July 20, 2009. After mandatory settlement conferences before the court, the case was settled on July 15, 2009. The settlement is not material to the Company’s financial position and results of operations.

Note 13 — Commitments and Contingencies (continued)
California Hawaiian
     On April 30, 2009, a group of tenants at the Company’s California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company moved to compel arbitration and stay the proceedings, to dismiss the case, and to strike portions of the complaint. By order dated October 8, 2009, the Court granted the Company’s motion to compel arbitration and stayed the court proceedings pending the outcome of the arbitration. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the litigation.
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
California and Washington Wage Claim Class Actions
     On October 16, 2008, the Company was served with a class action lawsuit in California state court filed by a single named plaintiff. The suit alleges that, at the time of the PA Transaction, the Company and other named defendants willfully failed to pay former California employees of Privileged Access and its affiliates (“PA”) who became employees of the Company all of the wages they earned during their employment with PA, including accrued vacation time. The suit also alleges that the Company improperly “stripped” those employees of their seniority. The suit asserts claims for alleged violation of the California Labor Code; alleged violation of the California Business & Professions Code and for alleged unfair business practices; alleged breach of contract; alleged breach of the duty of good faith and fair dealing; and for alleged unjust enrichment. The complaint seeks, among other relief, compensatory and statutory

Note 13 — Commitments and Contingencies (continued)
damages; restitution; pre-judgment and post-judgment interest; attorney’s fees, expenses and costs; penalties; and exemplary and punitive damages. The complaint does not specify a dollar amount sought. On December 18, 2008, the Company filed a demurrer seeking dismissal of the complaint in its entirety without leave to amend. On May 14, 2009, the Court granted the Company’s demurrer and dismissed the complaint, in part without leave to amend and in part with leave to amend. On June 2, 2009, the plaintiff filed an amended complaint. On July 6, 2009, the Company filed a demurrer seeking dismissal of the amended complaint in its entirety without leave to amend. On October 20, 2009, the Court granted the Company’s demurrer and dismissed the amended complaint, in part without leave to amend and in part with leave to amend. The Company will vigorously defend the lawsuit.
     On December 16, 2008, the Company was served with a class action lawsuit in Washington state court filed by a single named plaintiff, represented by the same counsel as the plaintiff in the California class action. The complaint asserts on behalf of a putative class of Washington employees of PA who became employees of the Company substantially similar allegations as are alleged in the California class action. The Company moved to dismiss the complaint. On April 3, 2009, the court dismissed: (1) the first cause of action, which alleged a claim under the Washington Labor Code for failure to pay accrued vacation time; (2) the second cause of action, which alleged a claim under the Washington Labor Code for unpaid wages on termination; (3) the third cause of action, which alleged a claim under the Washington Labor Code for payment of wages less than entitled; and (4) the fourth cause of action, which alleged a claim under the Washington Consumer Protection Act. The court did not dismiss the fifth cause of action for breach of contract, the sixth cause of action of the breach of the duty of good faith and fair dealing; and the seventh cause of action for unjust enrichment. On May 22, 2009, the Company filed a motion for summary judgment on the causes of action not previously dismissed, which was denied. With leave of court, the plaintiff filed an amended complaint, the material allegations of which the Company denied in an answer filed on September 11, 2009. The Company will vigorously defend the lawsuit.
Cascade
     On December 10, 2008, the King County Hospital District No. 4 (the “Hospital District”) filed suit against the Company seeking a declaratory judgment that it had properly rescinded an agreement to acquire the Company’s Thousand Trails — Cascade property (“Cascade”) located 20 miles east of Seattle, Washington. The agreement was entered into after the Hospital District had passed a resolution authorizing the condemnation of Cascade. Under the agreement, in lieu of a formal condemnation proceeding, the Company agreed to accept from the Hospital District $12.5 million for the property with an earnest money deposit of approximately $0.4 million. The Company has not included in income the earnest money deposit received. The closing of the transaction was originally scheduled in January 2008, and was extended to April 2009. The Company has filed an answer to the Hospital District’s suit and a counterclaim seeking recovery of the amounts owed under the agreement. On February 27, 2009, the Hospital District filed a summary judgment motion arguing that it was entitled to rescind the agreement because the property is zoned residential and the Company did not provide the Hospital District a residential real estate disclosure form. On April 2, 2009, the Court denied the Hospital District’s summary judgment motion, ruling that a real property owner who is compelled to transfer land under the power of eminent domain is not legally required to provide a disclosure form. The Hospital District filed a motion for reconsideration of the summary judgment ruling. On April 22, 2009, the Court reaffirmed its ruling that a real property owner that is compelled to transfer land under eminent domain is not legally required to provide a disclosure form. On May 22, 2009, the Court denied the Hospital District’s motion for reconsideration in its entirety, reaffirmed its ruling that condemnation was the reason for the transaction between the Company and the Hospital District, and ruled that the Hospital District is not entitled to take discovery in an effort to establish otherwise. Discovery is proceeding. The Company will vigorously pursue its rights under the agreement. Due to the anticipated transfer of the property, the Company closed Cascade in October 2007.

Note 13 — Commitments and Contingencies (continued)
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

Note 13 — Commitments and Contingencies (continued)
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
Florida Utility Operations
     The Company received notice from the Florida Department of Environmental Protection (“DEP”) that as a result of a compliance inspection it is alleging violations of Florida law relating to the operation of onsite water plants and wastewater treatment plants at seven properties in Florida. The alleged violations relate to record keeping and reporting requirements, physical and operating deficiencies and permit compliance. The Company has investigated each of the alleged violations, including a review of a third party operator hired to oversee such operations. The Company met with the DEP in November 2007 to respond to the alleged violations and as a follow-up to such meeting provided a written response to the DEP in December 2007. In light of the Company’s written response, in late January 2008 the DEP conducted a follow-up compliance inspection at each of the seven properties. In early March 2008, the DEP provided the Company comments in connection with the follow-up inspection, which made various recommendations and raised certain additional alleged violations similar in character to those alleged after the initial inspection. The Company has investigated and responded to the additional alleged violations. While the outcome of this investigation remains uncertain, the Company expects to resolve the issues raised by the DEP by entering into a consent decree in which the Company will agree to make certain improvements in its facilities and operations to resolve the issues and pay certain costs and penalties associated with the violations. In August 2008, the DEP provided the Company a proposed consent order for resolving the issues raised by the DEP, the details of which the Company negotiated with the DEP. On December 2, 2008, a Consent Order was entered resolving the issues raised by the DEP. Pursuant to the Consent Order, the Company agreed to pay a penalty of approximately $0.1 million, which is subject to reduction in the event the Company elects to perform “in-kind” capital improvement projects that the DEP approves. The Company has proposed two such projects. The DEP has approved the first project, which resulted in a reduction of the penalty to approximately $0.02 million. If the DEP approves the second project, the penalty will be eliminated entirely. Accordingly, the amount of the penalty that the Company will ultimately be required to pay is not yet certain. The Company also replaced its third party operator hired to oversee onsite water and wastewater operations at each of the seven properties. The Company is evaluating the costs of any improvements to its facilities, which would be capital expenditures depreciated over the estimated useful life of the improvement. During the course of this investigation, one permit for operation of a wastewater treatment plant expired. The Company applied for renewal of the permit, which the DEP has granted.

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
     The Company is a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of September 30, 2009, the Company owned or had an ownership interest in a portfolio of 304 Properties located throughout the United States and Canada containing 110,363 residential sites. These Properties are located in 27 states and British Columbia (with the number of Properties in each state or province shown parenthetically, as follows): Florida (86), California (48), Arizona (35), Texas (15), Washington (14), Pennsylvania (12), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Nevada (6), New York (6), Virginia (6), Wisconsin (5), Indiana (5), Maine (5), Illinois (4), Massachusetts (3), Michigan (3), New Jersey (3), South Carolina (3), New Hampshire (2), Ohio (2), Tennessee (2), Utah (2), Alabama (1), Kentucky (1) and British Columbia (1).
     This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:
•	our ability to control costs, real estate market conditions, the actual rate of decline in customers, the actual use of sites by customers and our success in acquiring new customers at our Properties (including those recently acquired);

•	our ability to maintain historical rental rates and occupancy with respect to Properties currently owned or that we may acquire;

•	our assumptions about rental and home sales markets;

•	in the age-qualified Properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial, credit and capital markets volatility;

•	in the all-age Properties, results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing and competition from alternative housing options including site-built single-family housing;

•	the completion of future acquisitions, if any, and timing with respect thereto and the effective integration and successful realization of cost savings;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional common stock;

•	the effect of accounting for the sale of agreements to customers representing a right-to-use the Properties previously leased by Privileged Access under the Codification Topic “Revenue Recognition” (prior authoritative guidance: Staff Accounting Bulletin No. 104, Revenue Recognition in Consolidated Financial Statements, Corrected); and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.
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

The following chart lists the Properties acquired, invested in, or sold since January 1, 2008.

Property	Transaction Date	Sites
Total Sites as of January 1, 2008		112,779

Property or Portfolio (# of Properties in parentheses):
Grandy Creek (1)	January 14, 2008	179
Lake George Schroon Valley Resort (1)	January 23, 2008	151

Expansion Site Development and other:
Sites added (reconfigured) in 2008		71
Sites added (reconfigured) in 2009		(2)

Dispositions:
Morgan Portfolio JV (5)	2008	(1,134)
Round Top JV (1)	February 13, 2009	(319)
Pine Haven JV (1)	February 13, 2009	(625)
Caledonia (1)	April 17, 2009	(247)
Casa Village (1)	July 20, 2009	(490)

Total Sites as of September 30, 2009		110,363

     Since December 31, 2007, the gross investment in real estate has increased from $2,396 million to $2,529 million as of September 30, 2009.

Outlook
     Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.
     We have approximately 65,100 annual sites, approximately 8,900 seasonal sites, which are leased to customers generally for three to six months, and approximately 8,900 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient sites and we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 24,300 membership sites designated as right-to-use sites which are utilized to service the approximately 113,000 customers who own right-to-use contracts. We also have interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

	Total Sites as of	Total Sites as of
	September 30,	December 31,
	2009	2008
	(rounded to 000s)	(rounded to 000s)
Community sites (1)	44,400	44,800
Resort sites:
Annual	20,700	20,100
Seasonal	8,900	8,800
Transient	8,900	8,800
Right-to-use	24,300	24,300
Joint Ventures (2)	3,100	5,200

	110,300	112,000

(1)	Total includes 165 sites from discontinued operations.

(2)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.
     A significant portion of our rental agreements on community sites are directly or indirectly tied to published CPI statistics that are issued during June through September each year. During June to September 2008, CPI was increasing at an annualized rate in excess of 5%. Due to the disruption we saw in the housing markets, we mitigated some of our 2009 rental increases despite these higher CPI figures. We currently expect our 2010 community base rental income to increase 1.5 to 2.0 percent as compared to 2009. We have already notified approximately 60 percent of our community site customers with rent increases reflecting this revenue growth.
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
     We have also adjusted our business model with the introduction of low-cost internet and alternate distribution channels that focus on the installed base of almost eight million RV owners. RV manufacturers and dealers experienced the second year of declining volumes in 2008 with current monthly activity reflecting precipitous declines over the prior year. Availability of financing for both floor plan inventory and retail customers has been severely constrained and there is little hope for improvement in the near future. Although industry experts are predicting shipments of approximately 180,000 RV units in 2009, down from the estimated 237,000 in 2008, shipments for the twelve months ended September 2009 were less than 150,000. As with the decline experienced by the manufactured home industry, the remaining participants’ survival depends on their ability to react to the new environment.
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
     Several different Agreements are currently offered to new customers. These front-line Agreements are generally distinguishable from each other by the number of Properties a customer can access. The Agreements generally grant the customer the contractual right-to-use designated space within the Properties on a continuous basis for up to 14 days. The Agreements are generally for three years and require nonrefundable upfront payments as well as annual payments. The Company has reduced the number of traditional front line sales locations to three from almost 20 in 2008 eliminating significant sales related overhead. The Company has recently introduced one-year memberships that require smaller upfront and/or annual payments that can be purchased through the internet and other alternate distribution channels. Similar to our efforts at our Core resort Properties we have also been focusing on adding annual customers to the TT Properties.
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
Supplemental Property Disclosure
     We provide the following disclosures with respect to certain assets:
•	Tropical Palms — Beginning on July 15, 2008, Tropical Palms, a 541-site Property located in Kissimmee, Florida, was leased to a new operator for 12 years. The lease provides for an initial fixed annual lease payment of $1.6 million, which escalates at the greater of CPI or three percent. Percentage rent payments are provided for beginning in 2010, subject to gross revenue floors. The Company will match the lessee’s capital investment in new rental units at the Property up to a maximum of $1.5 million. The lessee will pay the Company additional rent equal to eight percent per year on the Company’s capital investment. The lease income recognized during the quarter and nine months ended September 30, 2009 was approximately $0.5 million and $1.4 million, respectively, and is included in income from other investments, net. During the quarter and nine months ended September 30, 2009, the Company spent approximately zero and $0.6 million, respectively, to match the lessee’s investment in new rental units at the Property.

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
     Further, the overall effects of the legislative and regulatory efforts on the financial markets is uncertain, and they may not have the intended stabilization effects. Should these legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected. Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, and we may incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. It is uncertain what effects recently enacted or future legislation or regulatory initiatives will have on us. Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, we may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments and trends in new products and services, in the current or future environment. Our failure to do so could materially and adversely affect our business, financial condition, results of operations and prospects.
Critical Accounting Policies and Estimates
     Refer to the 2008 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. During the nine months ended September 30, 2009, there were no changes to these policies.
     The FASB finalized the Codification of GAAP effective for periods ending on or after September 15, 2009. References to GAAP issued by the FASB are to the Codification. The Codification does not change how the Company accounts for its transactions or the nature of the related disclosures made.

Results of Operations
     The results of operations for the one Property currently designated as held for disposition as of September 30, 2009 pursuant to FASB ASC 360-10-35 and the one Property sold during 2009 have been classified as income from discontinued operations. See Note 4 in the Notes to the Consolidated Financial Statements for summarized information for these Properties.
Comparison of the Quarter Ended September 30, 2009 to the Quarter Ended September 30, 2008
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the quarters ended September 30, 2009 and 2008 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2007 and which have been owned and operated by the Company continuously since January 1, 2008.

	Core Portfolio				Total Portfolio
			Increase /	%			Increase /	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change

Community base rental income	$63,389	$61,554	$1,835	3.0%	$63,389	$61,554	$1,835	3.0%
Resort base rental income	26,976	26,653	323	1.2%	34,561	29,343	5,218	17.8%
Right-to-use annual payments	—	—	—	—	12,796	6,746	6,050	89.7%
Right-to-use contracts current period, gross	—	—	—	—	5,080	5,003	77	1.5%
Right-to-use contracts, deferred, net of prior period amortization	—	—	—	—	(4,327)	(4,940)	613	12.4%
Utility and other income	10,096	9,649	447	4.6%	12,331	10,572	1,759	16.6%

Property operating revenues	100,461	97,856	2,605	2.7%	123,830	108,278	15,552	14.4%

Property operating and
Maintenance	34,297	34,760	(463)	(1.3%)	50,409	42,148	8,261	19.6%
Real estate taxes	7,006	7,348	(342)	(4.7%)	7,955	7,794	161	2.1%
Sales and marketing, gross	—	—	—	—	3,422	3,098	324	10.5%
Sales and marketing, deferred	—	—	—	—	(1,410)	(1,598)	188	11.8%
commissions, net
Property management	5,366	5,259	107	2.0%	8,725	6,446	2,279	35.4%

Property operating expenses	46,669	47,367	(698)	(1.5%)	69,101	57,888	11,213	19.4%

Income from property operations	$53,792	$50,489	$3,303	6.5%	$54,729	$50,390	$4,339	8.6%

Property Operating Revenues
     The 2.7% increase in the Core Portfolio property operating revenues reflects: (i) a 3.3% increase in rates in our community base rental income offset by a 0.3% decrease in occupancy (ii) a 1.2% increase in revenues for our resort base income comprised of an increase in annual revenue offset by decreases in seasonal and transient resort revenue and (iii) an increase in utility income due to increased pass-throughs at certain Properties. The Total Portfolio property operating revenues increase of 14.4% is primarily due to the consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008 as a result of the PA Transaction. The right-to-use annual payments represent the annual payments earned on right-to-use contracts acquired in the PA Transaction or sold since the PA Transaction on August 14, 2008. The right-to-use contracts current period, gross represents all right-to-use contract sales during the quarters. The right-to-use contracts, deferred represents the deferral of current period sales into future periods, offset by the amortization of revenue deferred in prior periods.

Property Operating Expenses
     The 1.5% decrease in property operating expenses in the Core Portfolio primarily reflects a 1.3% decrease in property operating and maintenance expenses and a 4.7% decrease in real estate taxes. Our Total Portfolio property operating and maintenance expenses increased due to the consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008 as a result of the PA Transaction. Total Portfolio sales and marketing expense are all related to the costs incurred for the sale of right-to-use contracts. Total Portfolio property management expenses primarily increased due to the PA Transaction. Sales and marketing, deferred commissions, net represents commissions on right-to-use contract sales deferred until future periods to match the deferral of the right-to-use contract sales, offset by the amortization of prior period commission.
Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended September 30, 2009 and 2008 (dollars in thousands).

	2009	2008	Variance	% Change

Gross revenues from new home sales	$948	$4,207	$(3,259)	(77.5%)
Cost of new home sales	(983)	(4,457)	3,474	77.9%

Gross (loss) profit from new home sales	(35)	(250)	215	86.0%

Gross revenues from used home sales	1,179	1,053	126	12.0%
Cost of used home sales	(859)	(908)	49	5.4%

Gross profit (loss) from used home sales	320	145	175	120.7%

Brokered resale revenues, net	171	237	(66)	(27.8%)
Home selling expenses	(278)	(1,482)	1,204	81.2%
Ancillary services revenues, net	1,341	607	734	120.9%

Income (loss) from home sales operations	$1,519	$(743)	$2,262	304.4%

Home sales volumes
New home sales (1)	38	87	(49)	(56.3%)
Used home sales (2)	263	134	129	96.3%
Brokered home resales	140	178	(38)	(21.3%)

(1)	Includes third party home sales of 13 and 18 for the quarters ending September 30, 2009 and 2008, respectively.

(2)	Includes third party home sales of three and zero for the quarters ending September 30, 2009 and 2008, respectively.
     Income from home sales operations increased as a result of increased new and used home gross profits, an 81.2% decrease in home selling expenses and a 120.9% increase in ancillary services, net. Home selling expenses for 2009 were down as compared to 2008, as a result of decreased advertising costs. Ancillary services revenues, net increased primarily due to the inclusion of the ancillary activities on the Properties leased to Privileged Access prior to August 14, 2008.

Rental Operations
     The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended September 30, 2009 and 2008 (dollars in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in previous section.

				%
	2009	2008	Variance	Change
Manufactured homes:
New Home	$1,647	$1,006	$641	63.7%
Used Home	2,364	1,801	563	31.3%

Rental operations revenue (1)	4,011	2,807	1,204	42.9%

Property operating and maintenance	547	601	(54)	(9.0%)
Real estate taxes	21	23	(2)	(8.7%)

Rental operations expenses	568	624	(56)	(9.0%)

Income from rental operations	3,443	2,183	1,260	57.7%
Depreciation	(588)	(321)	(267)	(83.2%)

Income from rental operations, net of depreciation	$2,855	$1,862	$993	53.3%

Number of occupied rentals — new, end of period	571	346	225	65.0%
Number of occupied rentals — used, end of period	1,094	849	245	28.9%

(1)	Approximately $3.1 million and $2.2 million for the quarters ended September 30, 2009 and 2008, respectively, are included in Community base rental income in the Property Operations table.
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
Other Income and Expenses
     The following table summarizes other income and expenses for the quarters ended September 30, 2009 and 2008 (amounts in thousands).

				%
	2009	2008	Variance	Change
Interest income	$1,177	$885	$292	33.0%
Income from other investments, net	2,339	2,783	(444)	(16.0%)
General and administrative	(5,281)	(5,315)	34	0.6%
Rent control initiatives	(93)	(102)	9	8.8%
Interest and related amortization	(24,492)	(24,930)	438	1.8%
Depreciation on corporate assets	(458)	(84)	(374)	(445.2%)
Depreciation on real estate and other costs	(17,400)	(17,132)	(268)	(1.6%)

Total other expenses, net	$(44,208)	$(43,895)	$(313)	(0.7%)

     Interest income is higher primarily due to interest income on Contract Receivables purchased in the PA Transaction. Income from other investments, net decreased primarily due to lower Privileged Access lease income of $2.2 million offset by an increase in RPI and TTMSI income of $1.4 million. RPI and TTMSI were acquired in the PA transaction on August 14, 2008. Interest and related amortization decreased due to decreased lines of credit amounts outstanding.
Equity in Income of Unconsolidated Joint Ventures
     During the quarter ended September 30, 2009, equity in income of unconsolidated joint ventures increased primarily due the disposition of joint venture interests and liquidations.
Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008
     The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the nine months ended September 30, 2009 and 2008 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase /				Increase /
	2009	2008	(Decrease)	% Change	2009	2008	(Decrease)	% Change

Community base rental income	$189,891	$184,018	$5,873	3.2%	$189,891	$184,018	$5,873	3.2%
Resort base rental income	82,276	81,919	357	0.4%	97,766	86,973	10,793	12.4%
Right-to-use annual payments	—	—	—	—	38,393	6,746	31,647	469.1%
Right-to-use contracts current period, gross	—	—	—	—	16,526	5,003	11,523	230.3%
Right-to-use contracts, deferred, net of prior period amortization	—	—	—	—	(14,761)	(4,940)	(9,821)	(198.8%)
Utility and other income	31,662	30,034	1,628	5.4%	36,455	31,222	5,233	16.8%

Property operating revenues	303,829	295,971	7,858	2.7%	364,270	309,022	55,248	17.9%

Property operating and Maintenance	98,882	100,174	(1,292)	(1.3%)	137,978	109,847	28,131	25.6%
Real estate taxes	21,805	22,126	(321)	(1.5%)	24,646	22,712	1,934	8.5%
Sales and marketing, gross	—	—	—	—	10,166	3,098	7,068	228.1%
Sales and marketing, deferred commissions, net	—	—	—	—	(4,535)	(1,598)	(2,937)	(183.8%)
Property management	15,123	15,659	(536)	(3.4%)	25,159	16,983	8,176	48.1%

Property operating expenses	135,810	137,959	(2,149)	(1.6%)	193,414	151,042	42,372	28.1%

Income from property operations	$168,019	$158,012	$10,007	6.3%	$170,856	$157,980	$12,876	8.2%

Property Operating Revenues
     The 2.7% increase in the Core Portfolio property operating revenues reflects: (i) a 3.5% increase in rates in our community base rental income offset by a 0.3% decrease in occupancy, (ii) a 0.4% increase in revenues for our resort base income comprised of an increase in annual resort revenue offset by a decrease in seasonal and transient resort revenue and (iii) an increase in utility income due to increased pass-throughs at certain Properties. The Total Portfolio property operating revenues increase of 17.9% is primarily due to the consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008 as a result of the PA Transaction. The right-to-use annual payments represent the annual payments earned on right-to-use contracts acquired in the PA Transaction or sold since the PA Transaction on August 14, 2008. The right-to-use contracts current period, gross represents all right-to-use contract sales during the periods presented. The right-to-use contracts, deferred represents the deferral of current period sales into future periods, offset by the amortization of revenue deferred in prior periods.

Property Operating Expenses
     The 1.6% decrease in property operating expenses in the Core Portfolio reflects a 1.3% decrease in property operating and maintenance expenses, a 1.5% decrease in real estate taxes and a 3.4% decrease in property management expenses. Our Total Portfolio property operating expenses increased due to the consolidation of the Properties formerly leased to Privileged Access beginning August 14, 2008 as a result of the PA Transaction. Total Portfolio sales and marketing expense are all related to the costs incurred for the sale of right-to-use contracts. Sales and marketing, deferred commissions, net represents commissions on right-to-use contract sales deferred until future periods to match the deferral of the right-to-use contract sales, offset by the amortization of prior period commission.
Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the nine months ended September 30, 2009 and 2008 (dollars in thousands).

	2009	2008	Variance	% Change

Gross revenues from new home sales	$2,449	$15,948	$(13,499)	(84.6%)
Cost of new home sales	(3,785)	(16,583)	12,798	77.2%

Gross loss from new home sales	(1,336)	(635)	(701)	(110.4%)

Gross revenues from used home sales	2,626	2,306	320	13.9%
Cost of used home sales	(1,821)	(2,391)	570	23.8%

Gross profit (loss) from used home sales	805	(85)	890	1047.1%

Brokered resale revenues, net	556	905	(349)	(38.6%)
Home selling expenses	(1,990)	(4,630)	2,640	57.0%
Ancillary services revenues, net	2,915	1,728	1,187	68.7%

Income (loss) from home sales operations	$950	$(2,717)	$3,667	135.0%

Home sales volumes
New home sales (1)	79	323	(244)	(75.5%)
Used home sales (2)	518	302	216	71.5%
Brokered home resales	461	635	(174)	(27.4%)

(1)	Includes third party home sales of 19 and 63 for the nine months ending September 30, 2009 and 2008, respectively.

(2)	Includes third party home sales of six and one for the nine months ending September 30, 2009 and 2008, respectively.
     Income from home sales operations increased primarily as a result of lower home selling expenses and increased ancillary services revenues, net. Loss from new home sales and resales was offset by profit from used home sales. Gross loss from new home sales includes an increase in the manufactured home inventory reserve of approximately $0.8 million. Home selling expenses for 2009 have been down as a result of lower sales volumes and decreased advertising costs. Ancillary services revenues, net increased primarily due to the inclusion of the ancillary activities of the Properties leased to Privileged Access prior to August 14, 2008.

Rental Operations
     The following table summarizes certain financial and statistical data for the Rental Operations for the nine months ended September 30, 2009 and 2008 (dollars in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in the previous section.

	2009	2008	Variance	% Change
Manufactured homes:
New Home	$4,894	$2,672	$2,222	83.2%
Used Home	6,677	5,215	1,462	28.0%

Rental operations revenue (1)	11,571	7,887	3,684	46.7%

Property operating and maintenance	1,491	1,457	34	2.3%
Real estate taxes	107	75	32	42.7%

Rental operations expenses	1,598	1,532	66	4.3%

Income from rental operations	9,973	6,355	3,618	56.9%
Depreciation	(1,751)	(640)	(1,111)	(173.6%)

Income from rental operations, net of depreciation	$8,222	$5,715	$2,507	43.9%

Number of occupied rentals — new, end of period	571	346	225	65.0%
Number of occupied rentals — used, end of period	1094	849	245	28.9%

(1)	Approximately $8.8 million and $5.4 million for the nine months ended September 30, 2009 and 2008, respectively, are included in Community base rental income in the Property Operations table.
     The increase in rental operations revenue is primarily due to the increase in the number of occupied rentals. The increase in depreciation is due to the increase of the number of rental units in 2009 as compared to 2008.
Other Income and Expenses
     The following table summarizes other income and expenses for the nine months ended September 30, 2009 and 2008 (amounts in thousands).

				%
	2009	2008	Variance	Change
Interest income	$3,783	$1,566	$2,217	141.6%
Income from other investments, net	6,728	16,398	(9,670)	(59.0%)
General and administrative	(17,654)	(15,548)	(2,106)	(13.5%)
Rent control initiatives	(408)	(1,967)	1,559	79.3%
Interest and related amortization	(74,068)	(74,604)	536	0.7%
Depreciation on corporate assets	(860)	(266)	(594)	(223.3%)
Depreciation on real estate and other costs	(51,942)	(49,664)	(2,278)	(4.6%)

Total other expenses, net	$(134,421)	$(124,085)	$(10,336)	(8.3%)

     Interest income is higher primarily due to interest income on Contracts Receivable purchased in the PA Transaction. Income from other investments, net decreased primarily due lower Privileged Access lease income of $14.9 million received during 2008 offset by the following increases in 2009: $0.8 million incremental insurance proceeds, $1.0 million in Tropical Palms lease payments, Caledonia sale and incremental Caledonia lease income of $1.0 million, and net RPI and TTMSI income of $1.8 million. General and administrative expense increased primarily due to higher payroll, professional fees, rent and utilities, and public company costs. General and administrative in 2009 includes approximately $0.4 million of costs related to transactions required to be expensed in accordance with FASB ASC 805. Prior to 2009, such costs were capitalized in accordance with SFAS No.141.
     Rent control initiatives decreased due to the 2008 activity regarding the City of San Rafael briefing, the City of Santee decision and 21st Mortgage trial. (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a detailed discussion of this activity). Interest and related amortization decreased due to decreased lines of credit amounts outstanding. The Company has determined that certain depreciable assets acquired during years prior to 2009 were inadvertently omitted from prior year depreciation expense calculations. Since the total amounts involved were immaterial to the Company’s financial position and results of operations, the Company has decided to record additional depreciation expense in 2009 to reflect this adjustment. As a result, the nine months ended September 30, 2009 includes approximately $1.8 million of prior period depreciation expense.
Equity in Income of Unconsolidated Joint Ventures
     During the nine months ended September 30, 2009, equity in income of unconsolidated joint ventures decreased primarily due to a $1.1 million gain on the sale of our 25% interest in two Diversified Portfolio joint ventures during the nine months ended September 30, 2009, offset by a $2.2 million gain from joint venture dispositions or liquidations during the nine months ended September 30, 2008.
Liquidity and Capital Resources
Liquidity
     As of September 30, 2009, the Company had approximately $160.2 million in cash and cash equivalents primarily held in treasury reserve accounts, and $370.0 million available on its lines of credit. The increase in the cash balance during the nine months ended September 30, 2009 is primarily due to $146.4 million of net proceeds generated from the sale of 4.6 million shares of our common stock in a public offering that closed on June 29, 2009. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities, proceeds from the sale of Properties and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of its current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. As of September 30, 2009, the Company does not have any debt maturities remaining in 2009 (excluding scheduled principal payments on debt maturing in 2010 and beyond). During 2008 and 2009, we received financing proceeds from Fannie Mae secured by mortgages on individual manufactured home Properties. The terms of the Fannie Mae financings were relatively attractive as compared to other potential lenders. If financing proceeds are no longer available from Fannie Mae for any reason or if Fannie Mae terms are no longer attractive, it may adversely affect cash flow and our ability to service debt and make distributions to stockholders.
     The table below summarizes cash flow activity for the nine months ended September 30, 2009 and 2008 (amounts in thousands).

	For the nine months ended
	September 30,
	2009	2008

Net cash provided by operating activities	$119,619	$97,443
Net cash used in investing activities	(26,293)	(26,117)
Net cash provided by (used in) financing activities	21,540	(24,366)

Net increase in cash	$114,866	$46,960

Operating Activities
     Net cash provided by operating activities increased $22.2 million for the nine months ended September 30, 2009, as compared to the net cash provided by operating activity for the nine months ended September 30, 2008. The increase in operating activities is primarily due to an increase in consolidated net income of approximately $10.2 million and an increase in deferred revenue — sales of right-to-use contracts of approximately $11.5 million.

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
On August 31, 2009, the Company acquired an internet and media based advertising business located in Orlando, Florida for approximately $3.7 million.
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
     On July 20, 2009, we sold Casa Village, a 490-site Property in Billings, Montana for a stated purchase price of approximately $12.4 million. The buyer assumed $10.6 million of mortgage debt that had a stated interest rate of 6.02 percent and was schedule to mature in 2013. The Company recognized a gain on the sale of approximately $5.1 million. Cash proceeds from the sale, net of closing costs were approximately $1.1 million.
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
     We currently have one family Property held for disposition.
     We continue to look at acquiring additional assets and are at various stages of negotiations with respect to potential acquisitions. Funding is expected to come from either proceeds from potential dispositions, lines of credit draws, or other financing.
Notes Receivable Activity
     The notes receivable activity during the nine months ended September 30, 2009 of $1.9 million in cash inflow reflects net repayments of $0.3 million from our Chattel Loans, net repayments of $1.5 million from our Contract Receivables.
     The notes receivable activity during the nine months ended September 30, 2008 of $3.3 million in cash outflow reflects net lending of $2.1 million from our Chattel Loans and net lending of $0.3 million from our Contract Receivables. Contracts Receivable purchased in the PA Transaction contributed a net $19.6 million increase in non-cash inflow.
Investments in and distributions from unconsolidated joint ventures
     During the nine months ended September 30, 2009, the Company received approximately $2.6 million in distributions from our joint ventures. Approximately $2.6 million of these distributions were classified as return on capital and were included in operating activities. Of these distributions, approximately $1.1 million relates to the gain on sale of the Company’s 25% interest in two Diversified joint ventures.
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

Capital Improvements
     The table below summarizes capital improvements activity for the nine months ended September 30, 2009 and 2008 (amounts in thousands).

	For the nine months ended
	September 30,
	2009	2008
Recurring Cap Ex(1)	$12,950	$10,516
New construction — expansion	770	631
New construction — upgrades(2)	2,926	3,613
Home site development (3)	5,585	4,829
Hurricane related	—	66

Total Property	22,231	19,655

Corporate	258	196

Total Capital improvements	$22,489	$19,851

(1)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(2)	New construction — upgrades primarily represents costs to improve and upgrade Property infrastructure or amenities.

(3)	Home site development includes acquisitions of or improvements to rental units for the nine months ended September 30, 2009.
Financing Activities
Financing, Refinancing and Early Debt Retirement
2009 Activity
During 2009, the Company completed the following transactions:
•	During the quarter ended March 31, 2009, the Company closed on approximately $57 million of financing with Fannie Mae on two manufactured home Properties at a stated interest rate of 6.38 percent per annum. The Company also paid off two maturing mortgages totaling approximately $22 million with a weighted average interested rate of 5.43 percent per annum.

•	During the quarter ended June 30, 2009, the Company refinanced approximately $5 million of maturing mortgage debt on Kloshe Illahee in Federal Way, Washington with a stated interest rate of 7.15 percent per annum for approximately $18 million with a stated interest rate of 5.79 percent per annum, maturing in 2019.

•	During the quarter ended September 30, 2009, the Company closed on approximately $21.1 million of financings on two manufactured home properties at a stated interest rate of 6.25 percent per annum, maturing in 2019. The Company also paid off twelve maturing mortgages totaling approximately $47.9 million, with a weighted average interest rate of 7.94 percent per annum.

•	On November 3, 2009, the Company paid off approximately $18.7 million of morgage debt on three manufactured home Properties which had a stated interest rate of 8.55 percent per annum.
2008 Activity
During the nine months ended September 30, 2008, the Company completed the following transactions:

•	During the quarter ended June 30, 2008, the Company closed on two Fannie Mae loans for total financing proceeds of approximately $25.8 million bearing interest of 5.76% and maturing on May 1, 2018. The proceeds were used to immediately refinance a $6.7 million maturing mortgage on Holiday Village, in Ormond Beach, Florida bearing interest at 5.17% per annum. The proceeds were also used to repay $3.4 million of mortgage debt on Mesa Verde in Yuma, Arizona that had a stated interest rate of 4.94% per annum.

•	In July 2008, the Company repaid approximately $7.3 million of maturing mortgage debt on Down Yonder in Largo, Florida that had a stated interest rate of 7.19% per annum. In addition, the Company repaid the Tropical Palms mortgage of approximately $12.0 million that had a stated interest rate of 30-day LIBOR plus two percent per annum.

•	During August and September 2008, we closed on approximately $114 million of financing, in the aggregate, with Fannie Mae on seven manufactured home properties at a stated interest rate of 5.91% per annum. We used the proceeds from the financing to immediately refinance approximately $79.7 million of maturing mortgage debt with an interest rate of 5.35% per annum. The remaining proceeds were used to pay down amounts outstanding on our lines of credit and to pay off maturing mortgages of approximately $22.4 million on five properties with a weighted average interest rate of 5.54 percent per annum.
Secured Debt
     As of September 30, 2009, our secured long-term debt balance was approximately $1.6 billion, with a weighted average interest rate in 2009 of approximately 5.9% per annum. The debt bears interest at rates between 5.0% and 10.0% per annum and matures on various dates primarily ranging from 2010 to 2019. The Company does not have any secured debt outstanding that matures in the remainder of 2009 and has approximately $212 million maturing in 2010.
     During the fourth quarter of 2009 and the second quarter of 2010, the Company expects to close on approximately $74 million of financing on four manufactured home properties at a weighted average interest rate of 6.96 percent per annum, maturing in 10 years. We have locked rate with Fannie Mae on these loans. There can be no assurance if such financings will occur or as to the timing and terms of our anticipated financing.
     The Company expects to satisfy its secured debt maturities occurring prior to December 31, 2010 with the proceeds from the four financings noted above and its existing cash balance, which is approximately $160 million as of September 30, 2009. The expected timing and amounts of the most significant payoffs are as follows: i) approximately $32 million during the fourth quarter of 2009, ii) approximately $100 million in April of 2010, and iii) approximately $76 million in August of 2010.
Unsecured Debt
     We have two unsecured Lines of Credit (“LOC”) with a maximum borrowing capacity of $350 million and $20 million, respectively, which bear interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. The weighted average interest rate for the nine months ended September 30, 2009 for our unsecured debt was approximately 1.7% per annum. During the nine months ended September 30, 2009, we borrowed $50.9 million and paid down $143.9 million on the lines of credit for a net pay down of $93.0 million. As of September 30, 2009 there were no amounts outstanding on the line of credit.

Contractual Obligations
     As of September 30, 2009, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands).

	Total	2009	2010	2011	2012	2013	Thereafter
Long Term Borrowings (1)	$1,568,703	$5,668	$231,392	$75,653	$21,679	$121,547	$1,112,764
Weighted average	6.02%	6.02%	5.92%	5.81%	5.77%	5.77%	5.89%
interest rates

(1)	Balance excludes net premiums and discounts of $0.5 million.
     The Company does not include preferred OP Unit distributions, interest expense, insurance, property taxes and cancelable contracts in the contractual obligations table above.
     The Company also leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. Minimum future rental payments under the ground leases are approximately $1.9 million per year for each of the next five years and approximately $19.1 million thereafter.
     With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately six years, with no more than approximately $575 million, in 2015, in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, we believe that we will be able to repay such maturing debt from asset sales and/or the proceeds from recent or future equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.
Equity Transactions
2009 Activity
     On June 29, 2009, the Company issued 4.6 million shares of common stock in an equity offering for approximately $146.4 million in proceeds, net of offering costs.
     On October 9, 2009, the Company paid a $0.30 per share distribution for the quarter ended September 30, 2009 to stockholders of record on September 25, 2009. On July 10, 2009, the Company paid a $0.25 per share distribution for the quarter ended June 30, 2009 to stockholders of record on June 26, 2009. On April 10, 2009, the Company paid a $0.25 per share distribution for the quarter ended March 31, 2009 to stockholders of record on March 27, 2009.
     On September 30, 2009, June 30, 2009 and March 31, 2009, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     During the nine months ended September 30, 2009, we received approximately $4.6 million in proceeds from the issuance of shares of common stock, through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).
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

Funds From Operations
     Funds from Operations (“FFO”) is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), is generally an appropriate measure of performance for an equity REIT. While FFO is a relevant and widely used measure of operating performance for equity REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance.
          We define FFO as net income, computed in accordance with GAAP, excluding gains or actual or estimated losses from sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We receive up-front non-refundable payments from the sale of right-to-use contracts. In accordance with GAAP, the upfront non-refundable payments and related commissions are deferred and amortized over the estimated customer life. Although the NAREIT definition of FFO does not address the treatment of nonrefundable right-to-use payments, we believe that it is appropriate to adjust for the impact of the deferral activity in our calculation of FFO. We believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains or actual or estimated losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. We believe that the adjustment to FFO for the net revenue deferral of upfront non-refundable payments and expense deferral of right-to-use contract commissions also facilitates the comparison to other equity REITs. Investors should review FFO, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT’s operating performance. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.
     The following table presents a calculation of FFO for the quarters and nine months ended September 30, 2009 and 2008 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Computation of funds from operations:
Net income available for common shares	$11,131	$1,482	$27,679	$18,316
Income allocated to common OP Units	1,797	332	5,092	4,300
Right-to-use contract sales, deferred, net	4,327	4,940	14,761	4,940
Right-to-use contract commissions, deferred, net	(1,410)	(1,598)	(4,535)	(1,598)
Depreciation on real estate assets and other	17,400	17,132	51,942	49,664
Depreciation on unconsolidated joint ventures	305	446	945	1,349
(Gain) loss on real estate	(4,743)	—	(5,526)	80

Funds from operations available for common shares	$28,807	$22,734	$90,358	$77,051

Weighted average common shares outstanding — fully diluted	35,242	30,572	32,168	30,504

Item 3. Quantitative and Qualitative Disclosure of Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At September 30, 2009, approximately 100% or approximately $1.6 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $86.1 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $91.2 million.
     At September 30, 2009, none of our outstanding debt was short-term and at variable rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of September 30, 2009.
     Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting
     As previously announced and discussed in this Form 10-Q, we acquired substantially all of the assets and certain liabilities of Privileged Access on August 14, 2008 in the PA Transaction. We have integrated the operations of Privileged Access with those of the Company and incorporated the internal controls and procedures of Privileged Access into our internal control over financial reporting. This acquisition did not materially affect our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
     See Note 13 of the Consolidated Financial Statements contained herein.
Item 1A. Risk Factors
     There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 other than those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
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

EQUITY LIFESTYLE PROPERTIES, INC.
Date: November 5, 2009	By:	/s/ Thomas P. Heneghan
Thomas P. Heneghan
Chief Executive Officer (Principal executive officer)

Date: November 5, 2009	By:	/s/ Michael B. Berman
Michael B. Berman
Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)