Form 10-K
period 2009-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2010-02-25
CIK 895417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates was approximately $1,019.6 million as of June 30, 2009 based upon the closing price of $37.18 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

At February 23, 2010, 30,349,089 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 2010.

Equity LifeStyle Properties, Inc.

PART I

Item 1.	Business

Equity LifeStyle Properties, Inc.

General

Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”), are referred to herein as the “Company,” “ELS,” “we,” “us,” and “our.” ELS has elected to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes commencing with its taxable year ended December 31, 1993.

The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or enter into right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed in December 1992 to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of December 31, 2009, we owned or had an ownership interest in a portfolio of 304 Properties located throughout the United States and Canada consisting of 110,575 residential sites. These Properties are located in 27 states and British Columbia (with the number of Properties in each state or province shown parenthetically) as follows: Florida (86), California (48), Arizona (35), Texas (15), Pennsylvania (12), Washington (14), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), New York (6), Nevada (6), Virginia (6), Indiana (5), Maine (5), Wisconsin (5), Illinois (4), Massachusetts (3), Michigan (3), New Jersey (3), South Carolina (3), New Hampshire (2), Ohio (2), Tennessee (2), Utah (2), Alabama (1), Kentucky (1), and British Columbia (1).

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

Employees and Organizational Structure

We have approximately 3,200 full-time, part-time and seasonal employees dedicated to carrying out our operating philosophy and strategies of value enhancement and service to our customers. The operations of each Property are coordinated by an on-site team of employees that typically includes a manager, clerical staff and maintenance workers, each of whom works to provide maintenance and care of the Properties. Direct supervision of on-site management is the responsibility of our regional vice presidents and regional and district managers. These individuals have significant experience in addressing the needs of customers and in finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 138 full-time corporate employees who assist on-site and regional management in all property functions.

Formation of the Company

The operations of the Company are conducted primarily through the Operating Partnership. The Company contributed the proceeds from its initial public offering in 1993 and subsequent offerings to the Operating Partnership for a general partnership interest. In 2004, the general partnership interest was contributed to MHC Trust, a private REIT subsidiary owned by the Company. The financial results of the Operating Partnership and the Subsidiaries are consolidated in the Company’s consolidated financial statements. In addition, since certain activities, if performed by the Company, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”), the Company has formed taxable REIT subsidiaries, as defined in the Code, to engage in such activities.

Realty Systems, Inc. (“RSI”) is a wholly owned taxable REIT subsidiary of the Company that is engaged in the business of purchasing and selling or leasing Site Set homes that are located in Properties owned and managed by the Company. RSI also provides brokerage services to residents at such Properties for those residents who move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the Site Set homes. Subsidiaries of RSI also operate ancillary activities at certain Properties consisting of operations such as golf courses, pro shops, stores and restaurants. Several Properties are also wholly owned by taxable REIT subsidiaries of the Company.

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

Our strategy is to own and operate the highest quality properties in sought-after locations near urban areas, retirement and vacation destinations across the United States. We focus on creating an attractive residential environment by providing a well-maintained, comfortable Property with a variety of recreational and social activities and superior amenities as well as offering a multitude of lifestyle housing choices. In addition, we regularly conduct evaluations of the cost of housing in the marketplaces in which our Properties are located and survey rental rates of competing properties. From time to time we also conduct satisfaction surveys of our customers to determine the factors they consider most important in choosing a property. We improve site utilization and efficiency by tracking types of customers and usage patterns and marketing to those specific customer groups.

Acquisitions and Dispositions

Over the last decade our portfolio of Properties has grown significantly from owning or having an interest in 157 Properties with over 53,000 sites to owning or having an interest in 304 Properties with over 110,000 sites. We continually review the Properties in our portfolio to ensure that they fit our business objectives. Over the last five years we sold 16 Properties, and we redeployed capital to markets we believe have greater long-term potential. In that same time period we acquired 46 Properties located in high growth areas such as Florida, Arizona and California.

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

Leases or Usage Rights

At our Properties, a typical lease entered into between the owner of a home and the Company for the rental of a site is for a month-to-month or year-to-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Non-cancelable long-term leases, with remaining terms ranging up to ten years, are in effect at certain sites within 31 of the Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index (“CPI”), in some instances taking into consideration certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments are made on an annual basis. At Properties zoned for RV use, long-term customers typically enter into rental agreements and many typically prepay for their stay. Many resort customers will also leave deposits to reserve a site for the following year. Generally these customers cannot live full time on the Property. At resort Properties designated for use by customers who have purchased a right-to-use or membership contract, the contract generally grants the customer access to designated Properties on a continuous basis of up to 14 days. The customer typically makes a nonrefundable upfront payment and annual dues payments are required to renew the contract. The contracts provide for an annual dues increase generally based on increases in the CPI. Approximately 31% of the current customers are not subject to annual dues increases because their dues were frozen in accordance with the terms of their contract, generally because the customer is over 61 years old or disabled.

Regulations and Insurance

General.  Our Properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas, regulations relating to providing utility services, such as electricity, to our customers, and regulations relating to operating water and wastewater treatment facilities at certain of our Properties. We believe that each Property has all material permits and approvals necessary to operate.

Rent Control Legislation.  At certain of our Properties, state and local rent control laws, principally in California, limit our ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. We presently expect to continue to maintain Properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida has enacted a law that generally provides that rental increases must be reasonable. Also, certain jurisdictions in California in which we own Properties limit rent increases to changes in the CPI or some percentage thereof. As part of our effort to realize the value of our Properties subject to restrictive regulation, we have initiated lawsuits against several municipalities imposing such regulation in an attempt to balance the interests of our stockholders with the interests of our customers (see Item 3. “Legal Proceedings”). Further, at certain of our Properties primarily used as membership campgrounds, some state statutes limit our ability to close the Property unless we make a reasonable substitute property available for the members’ use. Many states also have consumer protection laws regulating right-to-use or campground membership sales and the financing of such sales. Some states have laws requiring the Company to register with a state agency and obtain a permit to market (see Item 1A. “Risk Factors”).

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

Our current property and casualty insurance policies, which we plan to renew, expire on March 31, 2010. We have a $100 million loss limit with respect to our all-risk property insurance program including Named Windstorm and a $25 million loss limit for California Earthquake. Policy deductibles primarily range from $100,000 to 5% of insurable values specifically for Named Windstorm, Named Storm Flood and California Earthquake. Losses in a 100-year Flood zone are subject to varying deductibles with a maximum exposure of $500,000. A deductible indicates ELS’ maximum exposure, subject to policy sub-limits, in the event of a loss.

INDUSTRY

We believe that modern properties similar to ours provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following reasons:

•	Barriers to Entry: We believe that the supply of new properties in locations targeted by the Company will be constrained due to barriers to entry. The most significant barrier has been the difficulty of securing zoning from local authorities. This has been the result of (i) the public’s historically poor perception of manufactured housing, and (ii) the fact that properties generate less tax revenue because the homes are treated as personal property (a benefit to the homeowner) rather than real property. Another factor that creates substantial barriers to entry is the length of time between investment in a property’s development and the attainment of stabilized occupancy and the generation of revenues. The initial development of the infrastructure may take up to two or three years. Once a property is ready for occupancy, it may be difficult to attract customers to an empty property. Substantial occupancy levels may take several years to achieve.

•	Industry Consolidation: According to various industry reports, there are approximately 50,000 manufactured home properties and approximately 8,500 RV properties (excluding government owned properties) in North America. Most of these properties are not operated by large owner/operators and of the RV properties approximately 1,200 contain 200 sites or more. We believe that this relatively high degree of fragmentation provides us, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional properties.

•	Customer Base: We believe that properties tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) customers typically own their own homes, (ii) properties tend to foster a sense of community as a result of amenities such as clubhouses and recreational and social activities, (iii) since moving a Site Set home from one property to another involves substantial cost and effort, customers often sell their home in-place (similar to site-built residential housing) with no interruption of rental payments to us.

•	Lifestyle Choice: According to the Recreational Vehicle Industry Association, nearly 1 in 10 U.S. vehicle-owning households owns an RV and there are eight million current RV owners. The 78 million people born from 1946 to 1964 or “baby boomers” make up the fastest growing segment of this market. Every day 11,000 Americans turn 50 according to U.S. Census figures. We believe that this population segment, seeking an active lifestyle, will provide opportunities for future cash flow growth for the Company. Current RV owners, once finished with the more active RV lifestyle, will often seek more permanent retirement or vacation establishments. The Site Set housing choice has become an increasingly popular housing alternative for retirement, second-home, and “empty-nest” living. According to U.S. Census figures, the baby-boom generation will constitute almost 16% of the U.S. population within the next 20 years. Among those individuals who are nearing retirement (age 46 to 64), approximately 33% plan on moving upon retirement.

We believe that the housing choices in our Properties are especially attractive to such individuals throughout this lifestyle cycle. Our Properties offer an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment. In fact, many of our Properties allow for this cycle to occur within a single Property.

•	Construction Quality: Since 1976, all factory built housing has been required to meet stringent federal standards, resulting in significant increases in quality. The Department of Housing and Urban Development’s (“HUD”) standards for Site Set housing construction quality are the only federally regulated standards governing housing quality of any type in the United States. Site Set homes produced since 1976 have received a “red and silver” government seal certifying that they were built in compliance with the federal code. The code regulates Site Set home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures. In addition, although Resort Cottages do not come under the same regulation, many of the manufacturers of Site Set homes also produce Resort Cottages with many of the same quality standards.

•	Comparability to Site-Built Homes: The Site Set housing industry has experienced a trend towards multi-section homes. Many modern Site Set homes are longer (up to 80 feet, compared to 50 feet in the 1960’s) and wider than earlier models. Many such homes have nine-foot ceilings or vaulted ceilings, fireplaces and as many as four bedrooms, and closely resemble single-family ranch style site-built homes.

•	Second Home Demographics: According to 2009 National Association of Realtors (“NAR”) reports, sales of second homes in 2008 accounted for 30% of residential transactions, or 1.63 million second-home sales in 2008. There were approximately 8.1 million vacation homes in 2008. The typical vacation-home buyer is 46 years old and earned $97,200 in 2008. According to 2008 NAR reports, approximately 57% of vacation home-owners prefer to be near an ocean, river or lake; 38% close to boating activities; 32% close to hunting or fishing activities; and 17% close to winter recreations. In looking ahead, NAR believes that baby boomers are still in their peak earning years, and the leading edge of their generation is approaching retirement. As they continue to have the financial wherewithal to purchase second homes as a vacation property, investment opportunity, or perhaps as a retirement retreat, those baby boomers will continue to drive the market for second-homes. We believe it is likely that over the next decade we will continue to see historically high levels of second home sales and resort homes and cottages in our Properties will also continue to provide a viable second home alternative to site-built homes.

Notwithstanding our belief that the industry information highlighted above provides the Company with significant long-term growth opportunities, our short-term growth opportunities could be disrupted by the following:

•	Shipments — According to statistics compiled by the U.S. Census Bureau, shipments of new manufactured homes have been declining since 2005. Shipments of new manufactured homes for the first eleven months in 2009 decreased over 40% to 46,200 units as compared to shipments of new manufactured homes for the first eleven months in 2008 of 77,500 units. The decline for 2008 as compared to 2007 was almost 15%. According to the Recreational Vehicle Industry Association (“RVIA”), wholesale shipments of RVs declined 30.1% in 2009 to 165,700 units as compared to 2008, but experienced an increase of almost 25% in the last six months of 2009 as compared to the last six months of 2008. Industry experts have predicted that 2010 RV shipments will increase almost 30%, as compared to 2009, to 215,900.

Manufactured Housing and Recreation Vehicle
Annual Shipments 2000-2009 (MH 2009 YTD: through November)

(1)	Source: Institute for Building Technology and Safety

(2)	Source: RVIA

•	Sales — Retail sales of RVs declined almost 25% to 161,100 for the first 11 months of 2009, as compared to 214,400 the first 11 months of 2008. A total of 232,000 RVs were sold during the year ended December 31, 2008, representing a decline of almost 25% over the prior year. RVIA has indicated that the RV industry is seeing signs of improvement and the recovery is expected to strengthen slowly as credit availability, job security, and consumer confidence improve. Gains are expected in 2010 as negative financial factors give way to improved market conditions.

•	Availability of financing — The current credit crisis has made it difficult for manufactured home and RV manufacturers to obtain floor plan financing and for potential customers to obtain loans for manufactured home or RV purchases. RVIA states that the federal economic credit and stimulus packages designed to stimulate RV lending and which provide tax deductions to buyers of RVs may help promote sales of RVs. However, there is very little availability in terms of financing for manufactured home buyers. As compared to financing available to owners and purchasers of site-built single family homes, financing of a manufactured home involves higher down payments, higher FICO scores, higher interest rates and shorter maturity. Additionally, certain government stimulus packages have resulted in government guarantees of site-built single family home loans, thereby increasing the supply of financing for that market.

Please see our risk factors, financial statements and related notes contained in this Form 10-K for more information.

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

Investor Relations Department
Equity LifeStyle Properties, Inc.
Two North Riverside Plaza
Chicago, Illinois 60606
Phone: 1-800-247-5279
e-mail: investor_relations@equitylifestyle.com

Item 1A.	Risk Factors

Our Performance and Common Stock Value Are Subject to Risks Associated With the Real Estate Industry.

Adverse Economic Conditions and Other Factors Could Adversely Affect the Value of Our Properties and Our Cash Flow.  Several factors may adversely affect the economic performance and value of our Properties. These factors include:

•	changes in the national, regional and local economic climate;

•	local conditions such as an oversupply of lifestyle-oriented properties or a reduction in demand for lifestyle-oriented properties in the area, the attractiveness of our Properties to customers, competition from manufactured home communities and other lifestyle-oriented properties and alternative forms of housing (such as apartment buildings and site-built single family homes);

•	the ability of manufactured home and RV manufacturers to adapt to changes in the economic climate and the availability of units from these manufacturers;

•	the ability of our potential customers to sell their existing site-built residence in order to purchase a resort home or cottage in our Properties and heightened price sensitivity for seasonal and second homebuyers;

•	the ability of our potential customers to obtain financing on the purchase of a resort home, resort cottage or RV;

•	government stimulus intended to primarily benefit purchasers of site-built housing;

•	availability and price of gasoline, especially for our transient customers;

•	our ability to collect rent, annual payments and principal and interest from customers and pay or control maintenance, insurance and other operating costs (including real estate taxes), which could increase over time;

•	the failure of our assets to generate income sufficient to pay our expenses, service our debt and maintain our Properties, which may adversely affect our ability to make expected distributions to our stockholders;

•	our inability to meet mortgage payments on any Property that is mortgaged, in which case the lender could foreclose on the mortgage and take the Property;

•	interest rate levels and the availability of financing, which may adversely affect our financial condition;

•	changes in laws and governmental regulations (including rent control laws and regulations governing usage, zoning and taxes), which may adversely affect our financial condition;

•	poor weather, especially on holiday weekends in the summer, could reduce the economic performance of our Northern resort Properties; and

•	our ability to sell new or upgraded right-to-use contracts and to retain customers who have previously purchased a right-to-use contract.

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

Our current property and casualty insurance policies, which we plan to renew, expire on March 31, 2010. We have a $100 million loss limit with respect to our all-risk property insurance program including Named Windstorm and a $25 million loss limit for California Earthquake. Policy deductibles primarily range from $100,000 to 5% of insurable values specifically for Named Windstorm, Named Storm Flood and California Earthquake. Losses in a 100-year Flood zone are subject to varying deductibles with a maximum exposure of $500,000. A deductible indicates ELS’ maximum exposure, subject to policy sub-limits, in event of a loss.

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

In response to the recent unprecedented financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (the “EESA”), was signed into law on October 3, 2008. The EESA provides the U.S. Secretary of Treasury with the authority to establish a Troubled Asset Relief Program (“TARP”), to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008. EESA also provides for a program that would allow companies to insure their troubled assets. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”), a $787 billion stimulus bill for the purpose of stabilizing the economy by creating jobs, among other things. As of February 25, 2010, the U.S. Treasury is managing or overseeing the following programs under TARP: the Capital Purchase Program (“CPP”), the Systemically Significant Failing Institutions Program (“SSFIP”), the Auto Industry Financing Program (“AIFP”), the Legacy Securities Public-Private Investment Program (“S-PPIP”) and the Homeowner Affordability and Stability Plan (“HASP”) which is partially financed by TARP. HASP, also known as “The Making Home Affordable Program”, offers the following options for homeowners: (1) refinancing mortgage loans through the Home Affordable Refinance Program (“HARP”), (2) modifying first and second mortgage loans through the Home Affordable Modification Program (“HAMP”) and the Second Lien Modification Program (“2MP”) and (3) offering other alternatives to foreclosure through the Home Affordable Foreclosure Alternatives Program (HAFA). According to a U.S. Treasury press releases, HASP, along with other financial stability programs have improved credit conditions as evidenced by statistics such as: 1) near historic lows on residential mortgage rates and 2) stabilization of home prices.

These can be no assurance that the EESA, TARP or other programs will have a beneficial impact on the financial markets or the economy. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. In fact, such actions may have a significant negative impact on our customers to the extent they benefit only owners of site-built single family housing and not to purchasers of Site Set homes who lease the underlying land and RVs.

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

In a recession or under other adverse economic conditions, non-earning assets and write-downs are likely to increase as debtors fail to meet their payment obligations. Although we maintain reserves for credit losses and an allowance for doubtful accounts in amounts that we believe should be sufficient to provide adequate protection against potential write-downs in our portfolio, these amounts could prove to be insufficient.

Campground Membership Properties Laws and Regulations Could Adversely Affect the Value of Certain Properties and Our Cash Flow.

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

Debt Financing, Financial Covenants and Degree of Leverage Could Adversely Affect Our Economic Performance.

Scheduled Debt Payments Could Adversely Affect Our Financial Condition.  Our business is subject to risks normally associated with debt financing. The total principal amount of our outstanding indebtedness was approximately $1.5 billion as of December 31, 2009. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

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

Ability to obtain mortgage financing or to refinance maturing mortgages may adversely affect our financial condition.  During 2009, we have received financing proceeds from Fannie Mae secured by mortgages on individual manufactured home Properties. The terms of the Fannie Mae financings have been relatively attractive as compared to other potential lenders. If financing proceeds are no longer available from Fannie Mae for any reason or if Fannie Mae terms are no longer attractive, it may adversely affect cash flow and our ability to service debt and make distributions to stockholders.

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

Our Degree of Leverage Could Limit Our Ability to Obtain Additional Financing.  Our debt to market capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and Units held by parties other than the Company) was approximately 47% as of December 31, 2009. The degree of leverage could have important consequences to stockholders, including an adverse effect on our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes us more vulnerable to a downturn in business or the economy generally.

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

Maryland Law Imposes Certain Limitations on Changes of Control.  Certain provisions of Maryland law prohibit “business combinations” (including certain issuances of equity securities) with any person who beneficially owns 10%or more of the voting power of outstanding common stock, or with an affiliate of the Company who, at any time within the two-year period prior to the date in question, was the owner of 10% or more of the voting power of the outstanding voting stock (an “Interested Stockholder”), or with an affiliate of an Interested Stockholder. These prohibitions last for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder. After the five-year period, a business combination with an Interested Stockholder must be approved by two super-majority stockholder votes unless, among other conditions, our common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for its shares of common stock. The Board of Directors has exempted from these provisions under the Maryland law any business combination with Samuel Zell, who is the Chairman of the Board of the Company, certain holders of Units who received them at the time of our initial public offering, the General Motors Hourly Rate Employees Pension

Trust and the General Motors Salaried Employees Pension Trust, and our officers who acquired common stock at the time we were formed and each and every affiliate of theirs.

We Have a Stock Ownership Limit for REIT Tax Purposes.  To remain qualified as a REIT for U.S. federal income tax purposes, not more than 50% in value of our outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any taxable year. To facilitate maintenance of our REIT qualification, our charter, subject to certain exceptions, prohibits Beneficial Ownership (as defined in our charter) by any single stockholder of more than 5% (in value or number of shares, whichever is more restrictive) of our outstanding capital stock. We refer to this as the “Ownership Limit.” Within certain limits, our charter permits the Board of Directors to increase the Ownership Limit with respect to any class or series of stock. The Board of Directors, upon receipt of a ruling from the IRS, opinion of counsel, or other evidence satisfactory to the Board of Directors and upon 15 days prior written notice of a proposed transfer which, if consummated, would result in the transferee owning shares in excess of the Ownership Limit, and upon such other conditions as the Board of Directors may direct, may exempt a stockholder from the Ownership Limit. Absent any such exemption, capital stock acquired or held in violation of the Ownership Limit will be transferred by operation of law to us as trustee for the benefit of the person to whom such capital stock is ultimately transferred, and the stockholder’s rights to distributions and to vote would terminate. Such stockholder would be entitled to receive, from the proceeds of any subsequent sale of the capital stock transferred to us as trustee, the lesser of (i) the price paid for the capital stock or, if the owner did not pay for the capital stock (for example, in the case of a gift, devise of other such transaction), the market price of the capital stock on the date of the event causing the capital stock to be transferred to us as trustee or (ii) the amount realized from such sale. A transfer of capital stock may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control of the Company and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for their common stock.

Conflicts of Interest Could Influence the Company’s Decisions.

Certain Stockholders Could Exercise Influence in a Manner Inconsistent With the Stockholders’ Best Interests.  As of December 31, 2009, Mr. Samuel Zell and certain affiliated holders beneficially owned approximately 11.9% of our outstanding common stock (in each case including common stock issuable upon the exercise of stock options and the exchange of Units). Mr. Zell is the chairman of the Company’s Board of Directors. Accordingly, Mr. Zell has significant influence on our management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders.

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

Members of Management May Have a Conflict of Interest Over Whether To Enforce Terms of Mr. McAdams’s Employment and Noncompetition Agreement.  Mr. McAdams is our President and has entered into an employment and noncompetition agreement with us. For the most part these restrictions apply to him both during his employment and for two years thereafter. Mr. McAdams is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with Mr. McAdams. Additionally, the non-competition provisions of his agreement, despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over it in the future. See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-K.

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

As of December 31, 2009, we owned or had an ownership interest in 304 Properties located in 27 states and British Columbia, including 86 Properties located in Florida and 48 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of our Properties. While we have obtained insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that the Company must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures incurred by us and reimbursements received from the insurance providers, could adversely affect our economic performance.

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

Our Qualification as a REIT is Dependent on Compliance With U.S. Federal Income Tax Requirements.

We believe we have been organized and operated in a manner so as to qualify for taxation as a REIT, and we intend to continue to operate so as to qualify as a REIT for U.S. federal income tax purposes. Qualification as a REIT for U.S. federal income tax purposes, however, is governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. In connection with certain transactions, we have received, and relied, on advice of counsel as to the impact of such transactions on our qualification as a REIT. Our qualification as a REIT requires analysis of various facts and circumstances that may not be entirely within our control, and we cannot provide any assurance that the Internal Revenue Service (the “IRS”) will agree with our analysis or the analysis of our tax counsel. In particular, the proper federal income tax treatment of right-to-use membership contracts is uncertain and there is no assurance that the IRS will agree with the Company’s treatment of such contracts. If the IRS were to disagree with our analysis or our tax counsel’s analysis of facts and circumstances, our ability to qualify as a REIT may be adversely affected. These matters can affect our qualification as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the U.S. federal income tax consequences of qualification as a REIT.

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

The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations and cash flows. References to GAAP issued by the FASB in this Form 10-K are to the FASB Accounting Standards Codification (the “Codification”). The FASB finalized the Codification effective for periods ending on or after September 15, 2009. The Codification does not change how the Company accounts for its transactions or the nature of the related disclosures made.

Our Accounting Policies for the Sale of Right-To-Use Contracts Will Result in a Substantial Deferral of Revenue in our Financial Results.  Beginning August 14, 2008, the Company began selling right-to-use contracts. Customers who purchase right-to-use contracts are generally required to make an upfront nonrefundable payment to the Company. The Company incurs significant selling and marketing expenses to originate the right-to-use contracts, and the majority of expenses must be expensed in the period incurred, while the related sales revenues are generally deferred and recognized over the expected life of the contract which is estimated based upon historical attrition rates. The expected life of a right-to-use contract is currently estimated to be between one and 31 years. As a result, the Company may incur a loss from the sale of right-to-use contracts, build up a substantial deferred sales revenue liability balance, and recognize substantial non-cash revenue in years subsequent to the original sale. This accounting may make it difficult for investors to interpret the financial results from the sale of right-to-use contracts. The Company submitted correspondence to the Office of the Chief Accountant at the SEC describing the right-to-use contracts and subsequently discussed the revenue recognition policy with respect to the contracts with the SEC. The SEC does not object to the Company’s application of the Codification Topic “Revenue Recognition” (“FASB ASC 605”) (prior authoritative guidance: Staff Accounting Bulletin 104, “Revenue Recognition in Consolidated Financial Statements, Corrected”) with respect to the deferral of the upfront nonrefundable payments received from the sale of right-to-use contracts.

See Note 2 (n) in the Notes to Consolidated Financial Statements contained in this Form 10-K for the Company’s revenue recognition policy.

Item 1B.	Unresolved Staff Comments

On December 23, 2009, the SEC sent us a letter with comments on our Proxy Statement and Form 10-K for the year ended December 31, 2008. The comments relate to income statement presentation, segment reporting, the transfer of inventory homes to fixed assets, revenue recognition policies related to right-to-use contracts, footnote disclosure of the Privileged Access acquisition, footnote disclosure of joint venture investments and disclosure of senior management bonus targets. We responded to the SEC’s letter on January 25, 2010 and as of February 24, 2010 we have not received a response from the SEC.

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

Property Portfolio

As of December 31, 2009, we owned or had an ownership interest in a portfolio of 304 Properties located throughout the United States and British Columbia containing 110,575 residential sites.

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

Bay Indies located in Venice, Florida and Viewpoint located in Mesa, Arizona, our two largest properties as determined by property operating revenues, accounted for approximately 2.0% and 1.9%, respectively, of our total property operating revenues for the year ended December 31, 2009.

The following table sets forth certain information relating to the Properties we owned as of December 31, 2009, categorized by our major markets (excluding Properties owned through joint ventures).

											Total
										Total	Number	Annual	Annual
								Develo-		Number	of Annual	Site	Site	Annual	Annual
								pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
						Acres		Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	(c)		(d)	Sites(e)	12/31/09	12/31/09	12/31/09	12/31/08	12/31/09	12/31/08

Florida

East Coast:

Sunshine Key	38801 Overseas Hwy	Big Pine Key	FL	33043	RV	54				409	55	100.0%	100.0%	$9,128	$10,418

Carriage Cove	Five Carriage Cove Way	Daytona Beach	FL	32119	MH	59				418	418	90.2%	91.6%	$5,604	$5,572

Coquina Crossing	4536 Coquina Crossing Dr.	Elkton	FL	32033	MH	316		26	145	563	563	92.9%	91.1%	$5,459	$5,193

Bulow Plantation	3165 Old Kings Road South	Flagler Beach	FL	32136	MH	323		181	722	276	276	98.2%	98.6%	$5,734	$5,326

Bulow RV	3345 Old Kings Road South	Flagler Beach	FL	32136	RV	(f	)			352	79	100.0%	100.0%	$5,109	$4,944

Carefree Cove	3273 N.W. 37th St	Ft. Lauderdale	FL	33309	MH	20				164	164	93.3%	93.3%	$6,470	$6,328

Park City West	10550 W. State Road 84	Ft. Lauderdale	FL	33324	MH	60				363	363	89.5%	89.3%	$5,882	$5,734

											Total
										Total	Number	Annual	Annual
								Develo-		Number	of Annual	Site	Site	Annual	Annual
								pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
						Acres		Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	(c)		(d)	Sites(e)	12/31/09	12/31/09	12/31/09	12/31/08	12/31/09	12/31/08

Sunshine Holiday	2802 W. Oakland Park Blvd.	Ft. Lauderdale	FL	33311	MH	32				274	274	82.8%	88.1%	$6,195	$5,835

Sunshine Holiday RV	2802 W. Oakland Park Blvd.	Ft. Lauderdale	FL	33311	RV	(f	)			131	45	100.0%	100.0%	$5,658	$5,515

Maralago Cay	6280 S. Ash Lane	Lantana	FL	33462	MH	102		5		603	603	90.9%	90.7%	$7,347	$7,001

Coral Cay	2801 NW 62nd Avenue	Margate	FL	33063	MH	121				819	819	86.7%	84.7%	$6,094	$6,028

Lakewood Village	3171 Hanson Avenue	Melbourne	FL	32901	MH	68				349	349	87.7%	87.1%	$5,892	$5,664

Holiday Village	1335 Fleming Ave Box 228	Ormond Beach	FL	32174	MH	43				301	301	87.7%	85.7%	$4,866	$4,814

Sunshine Holiday	1701 North US Hwy 1	Ormond Beach	FL	32174	RV	69				349	132	100.0%	100.0%	$4,590	$4,323

The Meadows	2555 PGA Boulevard	Palm Beach Gardens	FL	33410	MH	55				379	379	84.4%	85.2%	$6,439	$6,263

Breezy Hill RV	800 NE 48th Street	Pompano Beach	FL	33064	RV	52				762	355	100.0%	100.0%	$5,999	$5,810

Highland Wood RV	900 NE 48th street	Pompano Beach	FL	33064	RV	15				148	13	100.0%	100.0%	$5,184	$5,075

Lighthouse Pointe	155 Spring Drive	Port Orange	FL	32129	MH	64				433	433	85.7%	86.6%	$4,932	$4,708

Pickwick	4500 S. Clyde Morris Blvd	Port Orange	FL	32119	MH	84		4		432	432	100.0%	100.0%	$5,111	$4,923

Indian Oaks	780 Barnes Boulevard	Rockledge	FL	32955	MH	38				208	208	100.0%	100.0%	$4,411	$4,137

Countryside	8775 20th Street	Vero Beach	FL	32966	MH	125				644	644	89.8%	89.6%	$5,646	$5,395

Heritage Plantation	1101 Ranch Road	Vero Beach	FL	32966	MH	64				435	435	83.7%	83.4%	$5,550	$5,312

Holiday Village	1000 S.W. 27th Avenue	Vero Beach	FL	32968	MH	20				128	128	17.2%	28.9%	$3,959	$4,239

Sunshine Travel	9455 108th Avenue	Vero Beach	FL	32967	RV	30		6	48	300	159	100.0%	100.0%	$4,533	$4,200

Central:

Clerbrook	20005 U.S. Highway 27	Clermont	FL	34711	RV	288				1,255	461	100.0%	100.0%	$4,323	$4,251

Lake Magic	9600 Hwy 192 West	Clermont	FL	34714	RV	69				471	126	100.0%	100.0%	$4,303	$4,018

Orlando	2110 US Highway 27 S	Clermont	FL	34714	RV	270		30	136	850	72	100.0%	— (b)	$3,290	—

Southern Palms	One Avocado Lane	Eustis	FL	32726	RV	120				950	362	100.0%	100.0%	$4,087	$4,016

Grand Island	13310 Sea Breeze Lane	Grand Island	FL	32735	MH	35				362	362	58.8%	58.8%	$5,169	$4,903

Sherwood Forest	5302 W. Irlo Bronson Hwy	Kissimmee	FL	34746	MH	124				769	769	93.4%	94.3%	$5,119	$4,847

Sherwood Forest RV	5300 W. Irlo Bronson Hwy	Kissimmee	FL	34746	RV	107		43	149	513	149	100.0%	100.0%	$4,907	$4,692

Tropical Palms(g)	2650 Holiday Trail	Kissimmee	FL	34746	RV	59				541	—	—	—	—	—

Coachwood Colony	2610 Dogwood Place	Leesburg	FL	34748	MH	29				202	202	87.6%	90.1%	$3,882	$3,879

Mid-Florida Lakes	199 Forest Dr.	Leesburg	FL	34788	MH	290				1,225	1,225	80.7%	80.7%	$5,616	$5,406

Southernaire	1700 Sanford Road	Mt. Dora	FL	32757	MH	14				114	114	80.7%	84.3%	$3,616	$4,151

Oak Bend	10620 S.W. 27th Ave.	Ocala	FL	34476	MH	62		3		262	262	89.3%	89.3%	$4,620	$4,330

Villas at Spanish Oaks	3150 N.E. 36th Avenue	Ocala	FL	34479	MH	69				459	459	87.4%	86.5%	$4,588	$4,373

Three Flags RV Resort	1755 E State Rd 44	Wildwood	FL	34785	RV	23				221	—	—	—	—	—

Winter Garden	13905 W. Colonial Dr.	Winter Garden	FL	34787	RV	27				350	142	100.0%	100.0%	$4,183	$4,074

Gulf Coast (Tampa/Naples):

Toby’s RV	3550 N.E. Hwy 70	Arcadia	FL	34266	RV	44				379	274	100.0%	100.0%	$2,487	$2,543

Manatee	800 Kay Road NE	Bradenton	FL	34212	RV	42				415	216	100.0%	100.0%	$4,635	$4,806

Windmill Manor	5320 53rd Ave. East	Bradenton	FL	34203	MH	49				292	292	95.9%	95.9%	$5,426	$5,417

Glen Ellen	2882 Gulf to Bay Blvd	Clearwater	FL	33759	MH	12				106	106	86.8%	90.6%	$4,907	$4,722

Hillcrest	2346 Druid Road East	Clearwater	FL	33764	MH	25				278	278	92.1%	93.9%	$4,782	$4,701

Holiday Ranch	4300 East Bay Drive	Clearwater	FL	33764	MH	12				150	150	86.0%	89.3%	$4,365	$4,229

Silk Oak	28488 US Highway 19 N	Clearwater	FL	33761	MH	19				181	181	89.5%	90.1%	$4,899	$4,728

Crystal Isles	11419 W. Ft. Island Drive	Crystal River	FL	34429	RV	32				260	46	100.0%	100.0%	$4,996	$5,154

Lake Haven	1415 Main Street	Dunedin	FL	34698	MH	48				379	379	88.4%	90.8%	$6,584	$6,482

Fort Myers Beach Resort	16299 San Carlos Blvd.	Fort Myers	FL	33908	RV	31				306	88	100.0%	100.0%	$5,728	$5,689

Gulf Air Resort	17279 San Carlos Blvd. SW	Fort Myers	FL	33931	RV	25				246	154	100.0%	100.0%	$4,849	$4,775

Barrington Hills	9412 New York Avenue	Hudson	FL	34667	RV	28				392	261	100.0%	100.0%	$3,046	$2,920

										Total
									Total	Number	Annual	Annual
							Develo-		Number	of Annual	Site	Site	Annual	Annual
							pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
						Acres	Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	(c)	(d)	Sites(e)	12/31/09	12/31/09	12/31/09	12/31/08	12/31/09	12/31/08

Down Yonder	7001 N. 142nd Avenue	Largo	FL	33771	MH	50			361	361	97.5%	98.9%	$6,351	$6,113

East Bay Oaks	601 Starkey Road	Largo	FL	33771	MH	40			328	328	96.3%	97.3%	$4,795	$4,762

Eldorado Village	2505 East Bay Drive	Largo	FL	33771	MH	25			227	227	96.9%	97.4%	$4,872	$4,661

Shangri La	249 Jasper Street N.W.	Largo	FL	33770	MH	14			160	160	81.3%	89.4%	$4,825	$5,263

Vacation Village	6900 Ulmerton Road	Largo	FL	33771	RV	29			293	174	100.0%	100.0%	$4,230	$4,173

Pasco	21632 State Road 54	Lutz	FL	33549	RV	27			255	176	100.0%	100.0%	$3,575	$3,522

Buccaneer	2210 N. Tamiami Trail N.E.	N. Ft. Myers	FL	33903	MH	223	39	162	971	971	98.5%	98.5%	$5,897	$5,805

Island Vista MHC	3000 N. Tamiami Trail	N. Ft. Myers	FL	33903	MH	121			616	616	82.1%	84.7%	$3,908	$4,049

Lake Fairways	19371 Tamiami Trail	N. Ft. Myers	FL	33903	MH	259			896	896	99.7%	99.4%	$6,087	$5,819

Pine Lakes	10200 Pine Lakes Blvd.	N. Ft. Myers	FL	33903	MH	314			584	584	100.0%	100.0%	$7,233	$6,781

Pioneer Village	7974 Samville Rd.	N. Ft. Myers	FL	33917	RV	90			733	381	100.0%	100.0%	$4,077	$3,890

The Heritage	3000 Heritage Lakes Blvd.	N. Ft. Myers	FL	33917	MH	214	22	132	453	453	98.0%	98.7%	$5,362	$5,084

Windmill Village	16131 N. Cleveland Ave.	N. Ft. Myers	FL	33903	MH	69			491	491	88.6%	91.6%	$4,906	$4,723

Country Place	2601 Country Place Blvd.	New Port Richey	FL	34655	MH	82			515	515	99.6%	99.8%	$5,053	$4,905

Hacienda Village	7107 Gibraltar Ave	New Port Richey	FL	34653	MH	66			505	505	96.4%	97.8%	$5,058	$4,773

Harbor View	6617 Louisna Ave	New Port Richey	FL	34653	MH	69			471	471	98.1%	98.5%	$4,255	$3,993

Bay Lake Estates	1200 East Colonia Lane	Nokomis	FL	34275	MH	34			228	228	94.7%	93.0%	$5,955	$6,150

Royal Coachman	1070 Laurel Road East	Nokomis	FL	34275	RV	111			546	430	100.0%	100.0%	$6,139	$6,042

Silver Dollar	12515 Silver Dollar Drive	Odessa	FL	33556	RV	412			459	392	100.0%	100.0%	$5,323	$4,776

Terra Ceia	9303 Bayshore Road	Palmetto	FL	34221	RV	18			203	132	100.0%	100.0%	$3,581	$3,555

Lakes at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	122			424	424	93.4%	92.7%	$4,190	$3,959

Meadows at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	140	13	110	799	799	95.6%	95.4%	$5,008	$4,699

Oaks at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	44			168	168	76.2%	76.2%	$4,290	$3,984

Harbor Lakes	3737 El Jobean Road #294	Port Charlotte	FL	33953	RV	80			528	294	100.0%	100.0%	$4,555	$4,470

Gulf View	10205 Burnt Store Road	Punta Gorda	FL	33950	RV	78			206	53	100.0%	100.0%	$4,505	$4,328

Tropical Palms MHC	17100 Tamiami Trailem	Punta Gorda	FL	33955	MH	50			294	294	88.1%	86.5%	$3,473	$3,240

Winds of St. Armands No	4000 N. Tuttle Ave.	Sarasota	FL	34234	MH	74			471	471	94.9%	94.9%	$6,427	$6,402

Winds of St. Armands So	3000 N. Tuttle Ave.	Sarasota	FL	34234	MH	61			306	306	98.4%	99.3%	$6,291	$5,915

Peace River	2555 US Highway 17	South Wauchula	FL	33873	RV	72	38		454	18	100.0%	— (b)	$1,979	—

Topics	13063 County Line Road	Spring Hill	FL	34609	RV	35			230	197	100.0%	100.0%	$3,022	$2,889

Pine Island	5120 Stringfellow Road	St. James City	FL	33956	RV	31			363	81	100.0%	100.0%	$4,927	$5,010

Bay Indies	950 Ridgewood Ave	Venice	FL	34285	MH	210			1,309	1,309	93.1%	93.3%	$7,127	$6,683

Ramblers Rest	1300 North River Rd.	Venice	FL	34293	RV	117			647	431	100.0%	100.0%	$4,747	$4,677

Sixth Avenue	39345 6th Avenue	Zephyrhills	FL	33542	MH	14			140	140	87.1%	91.0%	$2,468	$2,436

Total Florida Market:						7,162	410	1,604	36,802	28,233	93.2%	93.6%	$4,996	$4,925

California

Northern California:

Monte del Lago	13100 Monte del Lago	Castroville	CA	95012	MH	54			310	310	95.5%	96.8%	$12,679	$12,282

Colony Park	3939 Central Avenue	Ceres	CA	95307	MH	20			186	186	94.1%	90.9%	$6,417	$6,713

Russian River	33655 Geysers Rd	Cloverdale	CA	95425	RV	41			135	10	100.0%	— (b)	$2,468	—

Snowflower	41776 Yuba Gap Dr	Emigrant Gap	CA	95715	RV	551	200		268	—	—	—	—	—

Four Seasons	3138 West Dakota	Fresno	CA	93722	MH	40			242	242	90.5%	88.4%	$4,194	$4,163

Yosemite Lakes	31191 Harden Flat Rd	Groveland	CA	95321	RV	403	30	111	299	—	—	—	—	—

											Total
										Total	Number	Annual	Annual
								Develo-		Number	of Annual	Site	Site	Annual	Annual
								pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
						Acres		Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	(c)		(d)	Sites(e)	12/31/09	12/31/09	12/31/09	12/31/08	12/31/09	12/31/08

Tahoe Valley	1175 Melba Drive	Lake Tahoe	CA	96150	RV	86		20	200	413	—	—	—	—	—

Sea Oaks	1675 Los Osos Valley Rd., #221	Los Osos	CA	93402	MH	18				125	125	98.4%	98.4%	$6,063	$6,012

Ponderosa	7291 Highway 49	Lotus	CA	95651	RV	22				170	6	100.0%	— (b)	$2,616	—

Turtle Beach	703 E Williamson Rd	Manteca	CA	95337	RV	39				79	8	100.0%	— (b)	$2,979	—

Coralwood	331 Coralwood	Modesto	CA	95356	MH	22				194	194	76.3%	78.9%	$8,587	$8,433

Lake Minden	1256 Marcum Rd	Nicolaus	CA	95659	RV	165		82	540	323	4	100.0%	— (b)	$2,710	—

Lake of the Springs	14152 French Town Rd	Oregon House	CA	95962	RV	954		507	1,014	541	68	100.0%	— (b)	$2,233	—

Concord Cascade	245 Aria Drive	Pacheco	CA	94553	MH	31				283	283	98.9%	100.0%	$7,842	$7,682

San Francisco RV	700 Palmetto Ave	Pacifica	CA	94044	RV	12				182	—	—	—	—	—

Quail Meadows	5901 Newbrook Drive	Riverbank	CA	95367	MH	20				146	146	94.5%	96.6%	$8,157	$8,238

California Hawaiian	3637 Snell Avenue	San Jose	CA	95136	MH	50				418	418	98.6%	99.3%	$10,573	$10,209

Sunshadow	1350 Panoche Avenue	San Jose	CA	95122	MH	30				121	121	98.3%	98.3%	$10,143	$9,884

Village of the Four Seasons	200 Ford Road	San Jose	CA	95138	MH	30				271	271	94.5%	95.2%	$9,610	$9,348

Westwinds (4 Properties)	500 Nicholson Lane	San Jose	CA	95134	MH	88				723	723	93.1%	92.1%	$11,137	$11,034

Laguna Lake	1801 Perfumo Canyon Road	San Luis Obispo	CA	93405	MH	100				300	300	99.3%	100.0%	$5,694	$5,514

Contempo Marin	400 Yosemite Road	San Rafael	CA	94903	MH	63				396	396	97.5%	97.2%	$8,789	$8,482

DeAnza Santa Cruz	2395 Delaware Avenue	Santa Cruz	CA	95060	MH	30				198	198	93.9%	93.9%	$11,280	$10,165

Santa Cruz Ranch RV Resort	917 Disc Drive	Scotts Valley	CA	95066	RV	7				106	—	—	—	—	—

Royal Oaks	415 Akers Drive N.	Visalia	CA	93291	MH	20				149	149	98.7%	90.6%	$5,122	$5,215

Southern California:

Soledad Canyon	4700 Crown Valley Rd	Acton	CA	93510	RV	273		45	182	1,251	23	100.0%	— (b)	$2,887	—

Date Palm Country Club	36-200 Date Palm Drive	Cathedral City	CA	92234	MH	232		3	24	538	538	97.6%	98.3%	$11,186	$10,694

Date Palm RV	36-100 Date Palm Drive	Cathedral City	CA	92234	RV	(f	)			140	—	—	—	—	—

Oakzanita	11053 Highway 79	Descanso	CA	91916	RV	145		5		146	8	100.0%	— (b)	$2,895	—

Rancho Mesa	450 East Bradley Ave.	El Cajon	CA	92021	MH	20				158	158	69.0%	65.8%	$11,413	$11,259

Rancho Valley	12970 Hwy 8 Business	El Cajon	CA	92021	MH	19				140	140	97.9%	97.9%	$11,498	$11,191

Royal Holiday	4400 W Florida Ave	Hemet	CA	92545	MH	22				196	196	63.3%	66.5%	$4,882	$4,860

Idyllwild	24400 Canyon Trail Drive	Idyllwild	CA	92549	RV	191		52	120	287	27	100.0%	— (b)	$2,424	—

Pio Pico	14615 Otay Lakes Rd	Jamul	CA	91935	RV	176		10		512	80	100.0%	— (b)	$3,509	—

Wilderness Lakes	30605 Briggs Rd	Menifee	CA	92584	RV	73				529	11	100.0%	— (b)	$3,774	—

Morgan Hill	12895 Uvas Rd	Morgan Hill	CA	95037	RV	62				339	17	100.0%	— (b)	$3,191	—

Pacific Dunes Ranch	1205 Silver Spur Place	Oceana	CA	93445	RV	48				215	—	—	—	—	—

San Benito	16225 Cienega Rd	Paicines	CA	95043	RV	199		23		523	27	100.0%	— (b)	$2,647	—

Palm Springs	77500 Varner Rd	Palm Desert	CA	92211	RV	35				401	42	100.0%	— (b)	$3,311	—

Las Palmas	1025 S. Riverside Ave.	Rialto	CA	92376	MH	18				136	136	100.0%	100.0%	$5,713	$5,452

Parque La Quinta	350 S. Willow Ave. #120	Rialto	CA	92376	MH	19				166	166	100.0%	99.4%	$5,698	$5,407

Rancho Oso	3750 Paradise Rd	Santa Barbara	CA	93105	RV	310		40		187	17	100.0%	— (b)	$3,229	—

Meadowbrook	8301 Mission Gorge Rd.	Santee	CA	92071	MH	43				338	338	99.4%	97.9%	$9,018	$8,926

Lamplighter	10767 Jamacha Blvd.	Spring Valley	CA	91978	MH	32				270	270	95.6%	96.7%	$11,828	$11,471

Santiago Estates	13691 Gavina Ave. #632	Sylmar	CA	91342	MH	113		9		300	300	100.0%	100.0%	$11,031	$10,555

Total California Market						4,926		1,026	2,191	13,350	6,652	95.9%	93.3%	$6,564	$8,466

Arizona

Countryside RV	2701 S. Idaho Rd	Apache Junction	AZ	85219	RV	53				560	294	100.0%	100.0%	$3,022	$2,931

Golden Sun RV	999 W Broadway Ave	Apache Junction	AZ	85220	RV	33				329	217	100.0%	100.0%	$2,998	$2,845

Casita Verde RV	2200 N. Trekell Rd.	Casa Grande	AZ	85222	RV	14				192	104	100.0%	100.0%	$2,309	$2,222

Fiesta Grande RV	1511 East Florence Blvd.	Casa Grande	AZ	85222	RV	77				767	485	100.0%	100.0%	$2,719	$2,610

Foothills West RV	10167 N. Encore Dr.	Casa Grande	AZ	85222	RV	16				188	129	100.0%	100.0%	$2,299	$2,199

											Total
										Total	Number	Annual	Annual
								Develo-		Number	of Annual	Site	Site	Annual	Annual
								pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
						Acres		Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	(c)		(d)	Sites(e)	12/31/09	12/31/09	12/31/09	12/31/08	12/31/09	12/31/08

Verde Valley	6400 Thousand Trails Rd, SP # 16	Cottonwood	AZ	86326	RV	273		129	515	352	37	100.0%	— (b)	$2,685	—

Casa del Sol East II	10960 N. 67th Avenue	Glendale	AZ	85304	MH	29				239	239	84.1%	84.5%	$6,756	$6,733

Casa del Sol East III	10960 N. 67th Avenue	Glendale	AZ	85304	MH	28				236	236	78.8%	81.8%	$6,912	$6,720

Palm Shadows	7300 N. 51st. Avenue	Glendale	AZ	85301	MH	33				294	294	90.5%	82.7%	$5,484	$5,257

Monte Vista	8865 E. Baseline Road	Mesa	AZ	85209	RV	142		56	515	832	765	100.0%	100.0%	$5,295	$5,111

Viewpoint	8700 E. University	Mesa	AZ	85207	RV	332		55	467	1,954	1,537	100.0%	100.0%	$4,873	$4,695

Hacienda de Valencia	201 S. Greenfield Rd.	Mesa	AZ	85206	MH	51				366	366	97.0%	98.4%	$6,016	$5,897

The Highlands at Brentwood	120 North Val Vista Drive	Mesa	AZ	85213	MH	45				268	268	99.3%	99.3%	$6,635	$6,551

The Mark	625 West McKellips	Mesa	AZ	85201	MH	60		4		410	410	64.1%	62.9%	$5,656	$5,383

Apollo Village	10701 N. 99th Ave.	Peoria	AZ	85345	MH	29		3		238	238	97.1%	92.4%	$5,194	$5,393

Casa del Sol West I	11411 N. 91st Avenue	Peoria	AZ	85345	MH	31				245	245	94.7%	94.3%	$6,273	$6,293

Carefree Manor	19602 N. 32nd Street	Phoenix	AZ	85050	MH	16				130	130	97.7%	93.1%	$4,832	$4,929

Central Park	205 West Bell Road	Phoenix	AZ	85023	MH	37				293	293	99.3%	99.0%	$5,992	$5,901

Desert Skies	19802 N. 32 Street	Phoenix	AZ	85024	MH	24				165	165	99.4%	100.0%	$5,306	$5,130

Sunrise Heights	17801 North 16th Street	Phoenix	AZ	85022	MH	28				199	199	98.0%	94.0%	$5,733	$5,657

Whispering Palms	19225 N. Cave Creek Rd.	Phoenix	AZ	85024	MH	15				116	116	96.6%	94.8%	$4,644	$4,507

Sedona Shadows	6770 W. U.S. Hwy 89A	Sedona	AZ	86336	MH	48		6	10	198	198	99.5%	100.0%	$7,503	$7,074

Venture In	270 N. Clark Rd.	Show Low	AZ	85901	RV	26				389	278	100.0%	100.0%	$2,835	$2,699

Paradise	10950 W. Union Hill Drive	Sun City	AZ	85373	RV	80				950	816	100.0%	100.0%	$3,957	$3,764

The Meadows	2401 W. Southern Ave.	Tempe	AZ	85282	MH	60				391	391	97.2%	94.4%	$6,430	$6,171

Fairview Manor	3115 N. Fairview Avenue	Tucson	AZ	85705	MH	28				237	237	81.9%	80.9%	$4,564	$4,636

Araby	6649 E. 32nd. St.	Yuma	AZ	85365	RV	25				337	294	100.0%	100.0%	$3,123	$3,015

Cactus Gardens	10657 S. Ave. 9-E	Yuma	AZ	85365	RV	43				430	295	100.0%	100.0%	$2,120	$2,057

Capri RV	3380 South 4th Ave	Yuma	AZ	85365	RV	20				303	243	100.0%	100.0%	$2,795	$2,791

Desert Paradise	10537 South Ave., 9E	Yuma	AZ	85365	RV	26				260	122	100.0%	100.0%	$2,170	$2,076

Foothill	12705 E. South Frontage Rd.	Yuma	AZ	85367	RV	18				180	74	100.0%	100.0%	$2,131	$2,115

Mesa Verde	3649 & 3749 South 4th Ave.	Yuma	AZ	85365	RV	28				345	311	100.0%	100.0%	$2,679	$2,637

Suni Sands	1960 East 32nd Street	Yuma	AZ	85365	RV	34				336	197	100.0%	100.0%	$2,607	$2,539

Total Arizona Market						1,802		253	1,507	12,729	10,223	96.2%	95.4%	$4,380	$4,329

Colorado

Hillcrest Village	1600 Sable Boulevard	Aurora	CO	80011	MH	72				601	601	83.7%	81.0%	$6,771	$6,672

Cimarron	12205 North Perry	Broomfield	CO	80020	MH	50				327	327	81.7%	82.6%	$6,756	$6,483

Holiday Village	3405 Sinton Road	Co. Springs	CO	80907	MH	38				240	240	73.3%	75.8%	$6,869	$6,678

Bear Creek	3500 South King Street	Denver	CO	80236	MH	12				124	124	89.5%	91.8%	$6,659	$6,498

Holiday Hills	2000 West 92nd Avenue	Denver	CO	80260	MH	99				736	736	81.8%	83.3%	$6,654	$6,525

Golden Terrace	17601 West Colfax Ave.	Golden	CO	80401	MH	32				265	265	80.8%	82.6%	$7,293	$7,211

Golden Terrace South	17601 West Colfax Ave.	Golden	CO	80401	MH	15				80	80	60.0%	67.5%	$7,146	$7,080

Golden Terrace South RV	17801 West Colfax Ave.	Golden	CO	80401	RV	(f	)			80	—	—	—	—	—

Golden Terrace West	17601 West Colfax Ave.	Golden	CO	80401	MH	39		7		316	316	76.6%	81.3%	$7,112	$7,049

Pueblo Grande	999 Fortino Blvd. West	Pueblo	CO	81008	MH	33				251	251	79.7%	84.1%	$4,046	$4,005

Woodland Hills	1500 W. Thornton Pkwy.	Thorton	CO	80260	MH	55				434	434	80.2%	80.2%	$6,464	$6,208

Total Colorado Market						445		7	0	3,454	3,374	78.7%	81.0%	$6,577	$6,441

										Total
									Total	Number	Annual	Annual
							Develo-		Number	of Annual	Site	Site	Annual	Annual
							pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
						Acres	Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	(c)	(d)	Sites(e)	12/31/09	12/31/09	12/31/09	12/31/08	12/31/09	12/31/08

Northeast

Waterford	205 Joan Drive	Bear	DE	19701	MH	159			731	731	96.4%	95.5%	$6,300	$6,134

Whispering Pines	32045 Janice Road	Lewes	DE	19958	MH	67	2		393	393	80.7%	82.4%	$4,842	$4,580

Mariners Cove	35356 Sussex Lane #1	Millsboro	DE	19966	MH	101			375	375	96.8%	95.7%	$6,926	$6,923

Aspen Meadows	303 Palace Lane	Rehoboth	DE	19971	MH	46			200	200	100.0%	100.0%	$5,476	$5,117

Camelot Meadows	303 Palace Lane	Rehoboth	DE	19971	MH	61			301	301	100.0%	99.7%	$5,157	$4,854

McNicol	303 Palace Lane	Rehoboth	DE	19971	MH	25			93	93	98.9%	98.9%	$4,865	$4,565

Sweetbriar	83 Big Burn Lane	Rehoboth	DE	19958	MH	38			146	146	98.6%	98.6%	$4,872	$4,677

Gateway to Cape Cod	90 Stevens Rd PO Box 217	Rochester	MA	02770	RV	80			194	33	100.0%	— (b)	$1,672	—

Old Chatham RV	310 Old Chatham Road	South Dennis	MA	02660	RV	47	11		312	266	100.0%	100.0%	$3,621	$3,625

Sturbridge	19 Mashapaug Rd	Sturbridge	MA	01566	RV	223			155	23	100.0%	— (b)	$2,092	—

Mount Desert Narrows	1219 State Highway 3	Bar Harbor	ME	04609	RV	90	12		206	5	100.0%	—	$2,600	—

Patten Pond	1470 Bucksport Road	Ellsworth	ME	04605	RV	43	60		137	21	100.0%	100.0%	$2,248	$2,450

Moody Beach	266 Post Road	Moody	ME	04054	RV	48			203	53	100.0%	— (b)	$2,621	—

Pinehurst RV Park	7 Oregon Avenue, P.O. Box 174	Old Orchard Beach	ME	04064	RV	58			550	506	100.0%	100.0%	$2,782	$2,700

Narrows Too	1150 Bar Harbor Road	Trenton	ME	04605	RV	42			207	7	100.0%	100.0%	$2,357	$3,165

Forest Lake	192 Thousand Trails Dr	Advance	NC	27006	RV	306	81		305	16	100.0%	— (b)	$2,117	—

Scenic	1314 Tunnel Rd.	Asheville	NC	28805	MH	28			205	205	77.1%	94.2%	$3,790	$3,537

Waterway RV	850 Cedar Point Blvd.	Cedar Point	NC	28584	RV	27			336	324	100.0%	100.0%	$3,458	$3,220

Twin Lakes	1618 Memory Lane	Chocowinity	NC	27817	RV	132	8	54	400	322	100.0%	100.0%	$2,765	$2,611

Green Mountain Park	2495 Dimmette Rd	Lenoir	NC	28645	RV	1077	400	360	447	74	100. %	— (b)	$1,001	—

Lake Gaston	561 Fleming Dairy Road	Littleton	NC	27850	RV	69			235	99	100.0%	— (b)	$1,780	—

Lake Myers RV	2862 US Highway 64 West	Mocksville	NC	27028	RV	74			425	297	100.0%	100.0%	$2,070	$2,046

Goose Creek	350 Red Barn Road	Newport	NC	28570	RV	92	6	51	735	615	100.0%	100.0%	$3,519	$3,227

Sandy Beach RV	677 Clement Hill Road	Contoocook	NH	03229	RV	40			190	104	100.0%	100.0%	$3,213	$3,188

Tuxbury Resort	88 Whitehall Road	South Hampton	NH	03827	RV	193	100		305	193	100.0%	100.0%	$2,903	$2,982

Lake & Shore	545 Corson Tavern Rd	Ocean View	NJ	08230	RV	162			401	146	100.0%	— (b)	$3,754	—

Chestnut Lake	631 Chestnut Neck Rd	Port Republic	NJ	08241	RV	32			185	37	100.0%	— (b)	$1,838	—

Sea Pines	US Route #9 Box 1535	Swainton	NJ	08210	RV	75			549	191	100.0%	— (b)	$2,732	—

Rondout Valley Resort	105 Mettachonts Rd	Accord	NY	12404	RV	184	94		398	41	100.0%	— (b)	$2,759	—

Alpine Lake	78 Heath Road	Corinth	NY	12822	RV	200	54		500	286	100.0%	100.0%	$2,768	$2,697

	175 E. Schroon River Road, P.O.

Lake George Escape	Box 431	Lake George	NY	12845	RV	178	30		576	20	100.0%	100.0%	$4,710	$4,898

Greenwood Village	370 Chapman Boulevard	Manorville	NY	11949	MH	79	14	7	512	512	100.0%	100.0%	$7,098	$6,865

Brennan Beach	80 Brennan Beach	Pulaski	NY	13142	RV	201			1,377	1,153	100.0%	100.0%	$1,993	$1,977

Lake George Schroon Valley	1730 Schroon River Rd	Warrensburg	NY	12885	RV	151			151	20	100.0%	—	$2,403	—

Sun Valley	451 E. Maple Grove Rd.	Bowmansville	PA	17507	RV	86			265	177	100.0%	— (a)	$2,375	—

Green Acres	8785 Turkey Ridge Road	Breinigsville	PA	18031	MH	149			595	595	91.3%	91.9%	$6,748	$6,584

Gettysburg Farm	6200 Big Mountain Rd	Dover	PA	17315	RV	124			265	33	100.0%	— (b)	$1,647	—

Timothy Lake South	RR #6,Box 6627 Timothy Lake Rd	East Stroudsburg	PA	18301	RV	65			327	16	100.0%	— (b)	$1,922	—

Timothy Lake North	RR #6,Box 6627 Timothy Lake Rd	East Stroudsburg	PA	18301	RV	98			323	43	100.0%	— (b)	$1,843	—

Circle M	2111 Millersville Road	Lancaster	PA	17603	RV	103			380	44	100.0%	— (b)	$2,068	—

Hershey Preserve	493 S. Mt. Pleasant Rd	Lebanon	PA	17042	RV	196	20		297	35	100.0%	— (b)	$2,428	—

Robin Hill	149 Robin Hill Rd.	Lenhartsville	PA	19534	RV	44			270	181	100.0%	— (a)	$2,725	—

										Total
									Total	Number	Annual	Annual
							Develo-		Number	of Annual	Site	Site	Annual	Annual
							pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
						Acres	Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	(c)	(d)	Sites(e)	12/31/09	12/31/09	12/31/09	12/31/08	12/31/09	12/31/08

PA Dutch County	185 Lehman Road	Manheim	PA	17545	RV	102			269	41	100.0%	—	$1,505	—

Spring Gulch	475 Lynch Road	New Holland	PA	17557	RV	114			420	96	100.0%	100.0%	$3,811	$3,709

Scotrun	PO Box 428 Route 611	Scotrun	PA	18355	RV	66			178	51	100.0%	—	$1,891	—

Appalachian	60 Motel Drive	Shartlesville	PA	19554	RV	86	30	200	357	141	100.0%	—	$2,541	—

Carolina Landing	120 Carolina Landing Dr	Fair Play	SC	29643	RV	73			192	9	100.0%	—	$1,456	—

Inlet Oaks	5350 Highway 17	Murrells Inlet	SC	29576	MH	35			172	172	98.3%	94.9%	$3,569	$3,545

The Oaks at Point South	1292 Campground Rd	Yemassee	SC	29945	RV	10			93	—	—	—	—	—

Meadows of Chantilly	4200 Airline Parkway	Chantilly	VA	22021	MH	82			500	500	94.4%	93.4%	$10,081	$9,625

Harbor View	15 Harbor View Circle	Colonial Beach	VA	22443	RV	76			146	—	100.0%	— (b)	—	—

Lynchburg	405 Mollies Creek Rd	Gladys	VA	24554	RV	170	59		222	15	100.0%	— (b)	$1,030	—

Chesapeake Bay	12014 Trails Lane	Gloucester	VA	23061	RV	282	80		392	96	100.0%	— (b)	$2,457	—

Virginia Landing	40226 Upshur Neck Rd	Quinby	VA	23423	RV	839	178		233	13	100.0%	— (b)	$630	—

Williamsburg	4301 Rochambeau Drive	Williamsburg	VA	23188	RV	65			211	28	100.0%	— (b)	$1,700	—

Total Northeast Market						7,293	1,239	672	18,542	10,094	98.7%	98.1%	$3,161	$4,212

Midwest

Hidden Cove Outdoor Resort	687 Country Road 3916	Arley	AL	35541	RV	81	60	200	79	3	100.0%	— (b)	$1,600	—

O’Connell’s	970 Green Wing Road	Amboy	IL	61310	RV	286	100	600	668	355	100.0%	100.0%	$2,648	$2,632

Pine Country	5710 Shattuck Road	Belvidere	IL	61008	RV	131			126	64	100.0%	— (b)	$1,606	—

Willow Lake Estates	161 West River Road	Elgin	IL	60123	MH	111			617	617	66.6%	68.2%	$9,237	$9,225

Golf Vista Estates	25807 Firestone Drive	Monee	IL	60449	MH	144	4		408	408	93.4%	94.6%	$6,995	$6,891

Indian Lakes	7234 E. SR Highway 46	Batesville	IN	47006	RV	545	159	318	1,000	182	100.0%	— (b)	$1,664	—

Horsehoe Lakes	12962 S. 225 W.	Clinton	IN	47842	RV	289	96	96	123	2	100.0%	— (b)	$1,040	—

Twin Mills RV	1675 W SR 120	Howe	IN	46746	RV	137	5	50	501	210	100.0%	100.0%	$2,076	$2,042

Lakeside	7089 N. Chicago Road	New Carlisle	IN	46552	RV	13			91	65	100.0%	100.0%	$2,312	$2,187

Oak Tree Village	254 Sandalwood Ave.	Portage	IN	46368	MH	76			361	361	69.0%	70.6%	$5,159	$5,036

Diamond Caverns Resort	1878 Mammoth Cave Pkwy	Park City	KY	42160	RV	714	350	469	220	—	—	—	—	—

Bear Cave Resort	4085 N. Red Bud Trail	Buchanan	MI	49107	RV	26	10		136	—	—	—	—	—

Saint Claire	1299 Wadhams Rd	Saint Claire	MI	48079	RV	210	100		229	15	100.0%	— (b)	$1,729	—

Creekside	5100 Clyde Pk. Ave. SW	Wyoming	MI	49509	MH	29			165	165	57.6%	64.2%	$5,747	$5,722

Kenisee Lake	2021 Mill Creek Rd	Jefferson	OH	44047	RV	143	50		119	2	100.0%	— (b)	$1,150	—

Wilmington	1786 S.R. 380	Wilmington	OH	45177	RV	109	41		169	43	100.0%	— (b)	$1,435	—

Natchez Trace	1363 Napier Rd	Hohenwald	TN	38462	RV	672	140		531	—	—	—	—	—

Cherokee Landing	PO Box 37	Middleton	TN	38052	RV	254	124		339	—	—	—	—	—

Fremont	E. 6506 Highway 110	Fremont	WI	54940	RV	98	5		325	61	100.0%	100.0%	$2,816	$2,750

Yukon Trails	N2330 Co Rd. HH	Lyndon Station	WI	53944	RV	150	30		214	124	100.0%	100.0%	$1,660	$1,616

Plymouth Rock	N. 7271 Lando St.	Plymouth	WI	53073	RV	133			609	406	100.0%	— (a)	$2,048	—

Tranquil Timbers	3668 Grondin Road	Sturgeon Bay	WI	54235	RV	125			270	141	100.0%	100.0%	$1,742	$1,719

Arrowhead	W1530 Arrowhead Road	Wisconsin Dells	WI	53965	RV	166	40	200	377	151	100.0%	100.0%	$1,644	$1,578

Total Midwest Market						4,642	1,314	1,933	7,677	3,375	94.0%	90.7%	$2,858	$3,808

Nevada, Utah, New Mexico

Bonanza	3700 East Stewart Ave	Las Vegas	NV	89110	MH	43			353	353	64.3%	63.5%	$6,083	$6,053

Boulder Cascade	1601 South Sandhill Rd	Las Vegas	NV	89104	MH	39			299	299	80.9%	77.3%	$6,567	$6,599

Cabana	5303 East Twain	Las Vegas	NV	89122	MH	37			263	263	95.8%	98.5%	$6,848	$6,566

Flamingo West	8122 West Flamingo Rd.	Las Vegas	NV	89147	MH	37			258	258	96.9%	99.6%	$7,536	$7,216

Villa Borega	1111 N. Lamb Boulevard	Las Vegas	NV	89110	MH	40			293	293	80.2%	84.0%	$6,595	$6,714

										Total
									Total	Number	Annual	Annual
							Develo-		Number	of Annual	Site	Site		Annual	Annual
							pable		of Sites	Sites	Occupancy	Occupancy		Rent	Rent
						Acres	Acres	Expansion	as of	as of	as of	as of		as of	as of
Property	Address	City	State	ZIP	MH/RV	(c)	(d)	Sites(e)	12/31/09	12/31/09	12/31/09	12/31/08		12/31/09	12/31/08

Las Vegas	4295 Boulder Highway	Las Vegas	NV	89121	RV	11			217	10	100.0%	—	(b)	$2,950	—

Westwood Village	1111 N. 2000 West	Farr West	UT	84404	MH	46			314	314	93.3%	94.3%		$4,539	$4,295

All Seasons	290 N. Redwood Rd	Salt Lake City	UT	84116	MH	19			121	121	84.3%	83.5%		$5,393	$5,321

Total Nevada, Utah, New Mexico Market						272	0	0	2,118	1,911	87.0%	85.8%		$5,814	$6,109

Northwest

Cultus Lake (Canada)	1855 Columbia Valley Hwy	Lindell Beach	BC	V2R 4W6	RV	15			178	22	100.0%	—	(b)	$3,000	—

Thousand Trails Bend	17480 S Century Dr	Bend	OR	97707	RV	289	100	145	351	10	100.0%	—	(b)	$2,306	—

Pacific City	30000 Sandlake Rd	Cloverdale	OR	97112	RV	105			307	11	100.0%	—	(b)	$3,653	—

South Jetty	05010 South Jetty Rd	Florence	OR	97439	RV	57			204	3	100.0%	—	(b)	$1,433	—

Seaside Resort	1703 12th Ave	Seaside	OR	97138	RV	80			251	14	100.0%	—	(b)	$3,314	—

Whaler’s Rest Resort	50 SE 123rd St	South Beach	OR	97366	RV	39			170	12	100.0%	—	(b)	$2,499	—

Mt. Hood	65000 E Highway 26	Welches	OR	97067	RV	115	30	202	436	97	100.0%	100.0%		$5,381	$5,229

Shadowbrook	13640 S.E. Hwy 212	Clackamas	OR	97015	MH	21			156	156	96.8%	97.4%		$7,031	$7,456

Falcon Wood Village	1475 Green Acres Road	Eugene	OR	97408	MH	23			183	183	86.9%	86.9%		$5,519	$5,766

Quail Hollow	2100 N.E. Sandy Blvd.	Fairview	OR	97024	MH	21			137	137	94.9%	94.2%		$6,882	$7,314

Birch Bay	8418 Harborview Rd	Blaine	WA	98230	RV	31			246	9	100.0%	—	(b)	$2,356	—

Mt. Vernon	5409 N. Darrk Ln	Bow	WA	98232	RV	311	200	600	251	10	100.0%	—	(b)	$2,589	—

Chehalis	2228 Centralia-Alpha Rd	Chehalis	WA	98532	RV	309	85		360	—	—	—		—	—

Grandy Creek	7370 Russell Rd	Concrete	WA	98237	RV	63			179	4	100.0%	—	(b)	$2,535	—

La Conner	16362 Snee Oosh Rd	La Conner	WA	98257	RV	106	5		319	19	100.0%	—	(b)	$3,288	—

Leavenworth	20752-4 Chiwawa Loop Rd	Leavenworth	WA	98826	RV	300	50		266	1	100.0%	—	(b)	$2,620	—

Thunderbird Resort	26702 Ben Howard Rd	Monroe	WA	98272	RV	45	2		136	1	100.0%	—	(b)	$3,200	—

Little Diamond	1002 McGowen Rd	Newport	WA	99156	RV	360	119		520	6	100.0%	—	(b)	$1,612	—

Oceana Resort	2733 State Route 109	Oceana City	WA	98569	RV	16			84	6	100.0%	—	(b)	$1,500	—

Crescent Bar Resort	9252 Crescent Bar Rd NW	Quincy	WA	98848	RV	14			115	2	100.0%	—	(b)	$2,200	—

Long Beach	2215 Willows Rd	Seaview	WA	98644	RV	17			144	3	100.0%	—	(b)	$2,100	—

Paradise Resort	173 Salem Plant Rd	Silver Creek	WA	98585	RV	60			214	5	100.0%	—	(b)	$1,502	—

Cascade Resort(g)	34500 SE 99th St	Snoqualmie	WA	98065	RV	20			163	—	—	—		—	—

Kloshe Illahee	2500 S. 370th Street	Federal Way	WA	98003	MH	50			258	258	97.7%	98.8%		$8,877	$8,640

Total Northwest Market						2467	591	947	5,628	969	98.9%	95.5%		$3,427	$6,439

Texas

Bay Landing	2305 Highway 380 W	Bridgeport	TX	76426	RV	443	235		293	24	100.0%	—	(b)	$1,619	—

Colorado River	1062 Thousand Trails Lane	Columbus	TX	78934	RV	218	51		132	24	100.0%	—	(b)	$2,583	—

Lake Texoma	209 Thousand Trails Dr	Gordonville	TX	76245	RV	201	79		301	65	100.0%	—	(b)	$1,737	—

Lakewood	4525 Graham Road	Harlingen	TX	78552	RV	30			301	112	100.0%	100.0%		$1,925	$1,970

Paradise Park RV	1201 N. Expressway 77	Harlingen	TX	78552	RV	60			563	300	100.0%	100.0%		$2,974	$2,965

Sunshine RV	1900 Grace Avenue	Harlingen	TX	78550	RV	84			1,027	403	100.0%	100.0%		$2,367	$2,380

Tropic Winds	1501 N Loop 499	Harlingen	TX	78550	RV	112	74		531	108	100.0%	100.0%		$2,788	$2,778

Medina Lake	215 Spettle Rd	Lakehills	TX	78063	RV	208	50		387	75	100.0%	—	(b)	$1,826	—

Paradise South	9909 N. Mile 2 West Rd.	Mercedes	TX	78570	RV	49			493	175	100.0%	100.0%		$2,017	$2,080

Lake Tawakoni	1246 Rains Co. Rd 1470	Point	TX	75472	RV	480	11		320	55	100.0%	—	(b)	$1,522	—

Fun n Sun RV	1400 Zillock Rd	San Benito	TX	78586	RV	135	40		1,435	625	100.0%	100.0%		$2,966	$2,880

Southern Comfort	1501 South Airport Drive	Weslaco	TX	78596	RV	40			403	330	100.0%	100.0%		$2,627	$2,658

Country Sunshine	1601 South Airport Road	Weslaco	TX	78596	RV	37			390	181	100.0%	100.0%		$2,620	$2,638

Lake Whitney	417 Thousand Trails Dr	Whitney	TX	76692	RV	403	158		261	46	100.0%	—	(b)	$1,959	—

										Total
									Total	Number	Annual	Annual
							Develo-		Number	of Annual	Site	Site	Annual	Annual
							pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
						Acres	Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	(c)	(d)	Sites(e)	12/31/09	12/31/09	12/31/09	12/31/08	12/31/09	12/31/08

Lake Conroe	11720 Old Montgomery Rd	Willis	TX	77318	RV	129	30	300	363	125	100.0%	— (b)	$2,668	—

Total Texas Market						2629	728	300	7,200	2,648	100.00%	100.00%	$2,280	$2,544

Grand Total All Markets						31,638	5,568	9,154	107,500	67,479	93.63%	92.59%	$4,451	$5,253

(a)	Represents a former joint venture Property acquired in 2009.

(b)	Property is primarily designated for use by customers with right-to-use contracts. Annual sites, if any, as of 12/31/2008 have been omitted from the table, as the information would not provide meaningful comparisons.

(c)	Acres are approximate. Acreage for some recent acquisitions was estimated based upon 10 sites per acre.

(d)	Acres are approximate. There can be no assurance that developable acres will be developed. Development is contingent on many factors including, but not limited to, cost, ability to subdivide, accessibility, infrastructure needs, zoning, entitlement and topography.

(e)	Expansion sites are approximate and only represent sites that could be developed and is further dependent upon necessary approvals. Certain Properties with expansion sites noted may have vacancy and therefore, expansion sites may not be added.

(f)	Acres for this RV park are included in the acres for the adjacent manufactured home community listed directly above this Property.

(g)	Property not operated by the Company during all of 2009. Property is leased to a third party operator or was closed for all or a portion of 2009.

Item 3.	Legal Proceedings

The legal proceedings disclosure is incorporated herein by reference from Note 18 in the Notes to Consolidated Financial Statements in this Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol ELS. On February 23, 2010, the reported closing price per share of ELS common stock on the NYSE was $48.86 and there were approximately 10,060 beneficial holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for our common stock during 2009 and 2008 are set forth in the table below:

				Distributions
	Close	High	Low	Declared

2009
1st Quarter	$38.10	$42.44	$28.34	$0.250
2nd Quarter	37.18	46.28	33.56	0.250
3rd Quarter	42.79	47.47	34.09	0.300
4th Quarter	50.47	51.18	40.57	0.300
2008
1st Quarter	$49.37	$52.26	$39.77	$0.200
2nd Quarter	44.00	53.64	43.62	0.200
3rd Quarter	53.03	56.00	40.93	0.200
4th Quarter	38.36	52.90	22.64	0.200

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number	Average Price	Purchased as Part of	Shares that May Yet
	of Shares	Paid per	Publicly Announced	be Purchased Under
Period	Purchased(a)	Share(a)	Plans or Programs	the Plans or Programs

10/1/09-10/31/09	—	—	None	None
11/1/09-11/30/09	277	$47.66	None	None
12/1/09-12/31/09	21,116	$50.22	None	None

(a)	Of the common stock repurchased from October 1, 2009 through December 31, 2009, 21,393 shares were repurchased at the open market price and represent common stock surrendered to the Company to satisfy income tax withholding obligations due as a result of the vesting of Restricted Share Grants. Certain executive officers of the Company may from time to time adopt non-discretionary, written trading plans that comply with Commission Rule 10b5-1, or otherwise monetize their equity-based compensation. Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating information on a historical basis. The historical operating data has been derived from the historical financial statements of the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.

Equity LifeStyle Properties, Inc.

Consolidated Historical Financial Information

	(1)Years Ended December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except for per share and property data)

Property Operations:
Community base rental income	$253,379	$245,833	$236,933	$225,815	$213,280
Resort base rental income	124,822	111,876	102,372	89,925	74,371
Right-to-use annual payments(2)	50,765	19,667	—	—	—
Right-to-use contracts current period, gross(2)	21,526	10,951	—	—	—
Right-to-use contracts, deferred, net of prior period amortization(2)	(18,882)	(10,611)	—	—	—
Utility and other income	47,685	41,633	36,849	30,643	27,367

Property operating revenues	479,295	419,349	376,154	346,383	315,018
Property operating and maintenance	180,870	152,363	127,342	116,179	103,832
Real estate taxes	31,674	29,457	27,429	26,246	24,671
Sales and marketing, gross(2)	13,536	7,116	—	—	—
Sales and marketing, deferred commissions, net(2)	(5,729)	(3,644)	—	—	—
Property management	33,383	25,451	18,385	17,079	15,919
Property operating expenses (exclusive of depreciation shown separately below)	253,734	210,743	173,156	159,504	144,422

Income from property operations	225,561	208,606	202,998	186,879	170,596
Home Sales Operations:
Gross revenues from home sales	7,136	21,845	33,333	61,247	66,014
Cost of home sales	(7,471)	(24,069)	(30,713)	(54,498)	(57,471)

Gross (loss) profit from home sales	(335)	(2,224)	2,620	6,749	8,543
Brokered resale revenues, net	758	1,094	1,528	2,129	2,714
Home selling expenses	(2,383)	(5,776)	(7,555)	(9,836)	(8,838)
Ancillary services revenues, net	2,745	1,197	2,436	3,027	2,227

Income (loss) from home sales operations and other	785	(5,709)	(971)	2,069	4,646
Other Income and Expenses:
Interest income	5,119	3,095	1,732	1,975	1,406
Income from other investments, net(3)	8,168	17,006	22,476	20,102	16,609
General and administrative	(22,279)	(20,617)	(15,591)	(12,760)	(13,624)
Rent control initiatives	(456)	(1,555)	(2,657)	(1,157)	(1,081)
Interest and related amortization	(98,311)	(99,406)	(103,070)	(103,161)	(100,712)
Loss on early debt retirement(4)	—	(24)	—	—	(20,630)
Depreciation on corporate assets	(1,039)	(390)	(437)	(410)	(804)
Depreciation on real estate and other costs	(69,049)	(66,193)	(63,554)	(60,276)	(55,608)

Total other expenses, net	(177,847)	(168,084)	(161,101)	(155,687)	(174,444)
Equity in income of unconsolidated joint ventures	2,896	3,753	2,696	3,583	6,508

Consolidated income from continuing operations	51,395	38,566	43,622	36,844	7,306

Discontinued Operations:
Discontinued operations	181	257	289	520	1,927
Depreciation on discontinued operations	—	—	—	(84)	(410)
Gain (loss) from discontinued real estate	4,685	(79)	12,036	(192)	2,279

Income from discontinued operations	4,866	178	12,325	244	3,796

Consolidated net income	56,261	38,744	55,947	37,088	11,102
(Income) loss allocated to non-controlling interests:
Common OP Units	(6,113)	(4,297)	(7,705)	(4,318)	539
Perpetual Preferred OP Units(5)	(16,143)	(16,144)	(16,140)	(16,138)	(13,974)

Net income (loss) available for Common Shares	$34,005	$18,303	$32,102	$16,632	$(2,333)

Equity LifeStyle Properties, Inc.

Consolidated Historical Financial Information (continued)

	(1)As of December 31,
	2009	2008	2007	2006	2005
	(Amounts in thousands, except for per share and property data)

Earnings per Common Share — Basic:
Income (loss) from continuing operations	$1.08	$0.74	$0.92	$0.70	$(0.23)
Income from discontinued operations	$0.15	$0.01	$0.41	$0.01	$0.13
Net income (loss) available for Common Shares	$1.23	$0.75	$1.33	$0.71	$(0.10)
Earnings per Common Share — Fully Diluted:
Income (loss) from continuing operations	$1.07	$0.74	$0.90	$0.68	$(0.23)
Income from discontinued operations	$0.15	$0.01	$0.41	$0.01	$0.13
Net income (loss) available for Common Shares	$1.22	$0.75	$1.31	$0.69	$(0.10)
Distributions declared per Common Share outstanding	$1.10	$0.80	$0.60	$0.30	$0.10
Weighted average Common Shares outstanding — basic	27,582	24,466	24,089	23,444	23,081
Weighted average Common OP Units outstanding	5,075	5,674	5,870	6,165	6,285
Weighted average Common Shares outstanding — fully diluted	32,944	30,498	30,414	30,241	29,366
Balance Sheet Data:
Real estate, before accumulated depreciation(6)	$2,538,215	$2,491,021	$2,396,115	$2,337,460	$2,152,567
Total assets	2,166,319	2,091,647	2,033,695	2,055,831	1,948,874
Total mortgages and loans	1,547,901	1,662,403	1,659,392	1,717,212	1,638,281
Non-controlling interests	200,000	200,000	200,000	200,000	200,000
Total equity(7)	254,427	96,234	88,717	59,912	41,895
Other Data:
Funds from operations(8)	$118,082	$97,615	$92,752	$82,367	$52,827
Total Properties (at end of period)	304	309	311	311	285
Total sites (at end of period)	110,575	112,211	112,779	112,956	106,337

(1)	See the Consolidated Financial Statements of the Company contained in this Form 10-K. Certain revenue amounts reported in previously issued statements of operations have been reclassified in the attached statements of operations due to the Company’s expansion of the related revenue activity.

Property operations, home sale operations, and other income and expenses are discussed in Item 7 contained in this Form 10-K.

(2)	New activity starting on August 14, 2008 due to the acquisition of the operations of Privileged Access, LP (“Privileged Access”).

(3)	Between November 10, 2004 and August 13, 2008, Income from other investments, net included rental income from the lease of membership Properties to Thousand Trails (“TT”) or its subsequent owner, Privileged Access. On August 14, 2008, the Company acquired substantially all of the assets and certain liabilities of Privileged Access, which included the operations of TT. The lease of membership Properties to TT was terminated upon closing. As a result of the lease termination, beginning August 14, 2008, Income from other investments, net no longer included rental income from the lease of membership Properties. See Note 2 (j) in the Notes to Consolidated Financial Statements contained in this Form 10-K.

(4)	On December 2, 2005, we refinanced approximately $293 million of secured debt maturing in 2007 with an effective interest rate of 6.8% per annum. This refinanced debt was secured by two cross-collateralized loan pools consisting of 35 Properties. The transaction generated approximately $337 million in proceeds from loans secured by individual mortgages on 20 Properties. The blended interest rate on the refinancing was approximately 5.3% per annum, and the loans mature in 2015. Transaction costs resulting from early debt retirement were approximately $20.0 million.

(5)	During 2005, we issued $25 million of 8.0625% Series D and $50 million of 7.95% Series F Cumulative Redeemable Perpetual Preference Units to institutional investors. Proceeds were used to pay down amounts outstanding under the Company’s lines of credit.

(6)	We believe that the book value of the Properties, which reflects the historical costs of such real estate assets less accumulated depreciation, is less than the current market value of the Properties.

(7)	On June 29, 2009, we issued 4.6 million shares of common stock in an equity offering for proceeds of approximately $146.4 million, net of offering costs.

(8)	Refer to Item 7 contained in this Form 10-K for information regarding why we present funds from operations and for a reconciliation of this non-GAAP financial measure to net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

2009 Accomplishments

•	Issued 4.6 million shares of common stock in an equity offering for proceeds of approximately $146.4 million, net of offering costs.

•	Raised annual dividend to $1.10 per share in 2009, up from $0.80 per share in 2008.

•	Paid off 20 maturing mortgages totaling approximately $106.7 million, funded with approximately $107.5 million of new and refinanced debt on six properties.

Overview and Outlook

Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis.

We have approximately 65,000 annual sites, approximately 8,900 seasonal sites, which are leased to customers generally for three to six months, and approximately 9,300 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient sites and we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 24,300 sites designated as right-to-use sites which are primarily utilized to service the approximately 112,000 customers who own right-to-use contracts. We also have interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

Total Sites as of Dec. 31, 2009
(Rounded to 000s)

Community sites(1)	44,400
Resort sites:
Annual	20,600
Seasonal	8,900
Transient	9,300
Right-to-use(2)	24,300
Joint Ventures(3)	3,100

110,600

(1)	Includes 165 sites from discontinued operations.

(2)	Includes approximately 2,500 sites rented on an annual basis.

(3)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.

A significant portion of our rental agreements on community sites are directly or indirectly tied to published CPI statistics that are issued during June through September each year. We currently expect our 2010 community base rental income to increase approximately 2% as compared to 2009. We have already notified approximately 65% of our community site customers with rent increases reflecting this revenue growth.

Our home sales volumes and gross profits have been declining since 2005. We believe that the disruption in the site-built housing market may be contributing to the decline in our home sales operations as potential customers are not able to sell their existing site-built homes as well as increased price sensitivity for seasonal and second homebuyers. We believe that our potential customers are also having difficulty obtaining financing on resort homes, resort cottages and RV purchases. There are few options for potential customers who seek to obtain manufactured home financing. The options that are available currently require at least a 5% down payment and interest rates ranging from approximately 8% to 13%. This is in contrast to purchasers of site-built homes, who own the underlying land and that may benefit from various government stimulus packages designed to keep interest rates and down payments low. The continued decline in homes sales activity resulted in our decision to significantly reduce our new homes sales operation during the last couple of months of 2008 and until such time as new home sales markets improve. We believe that renting our vacant new homes may represent an attractive source of occupancy and potentially convert to a new homebuyer in the future. We are also focusing on smaller, more energy efficient and more affordable homes in our manufactured home Properties. We also believe that some customers that are capable of purchasing are opting instead to rent due to the current economic environment.

Our rental operations have been increasing since 2007. For the year ended December 31, 2009, occupied manufactured home rentals increased to 1,753, or 93.3%, from 907 for the year ended December 31, 2007. Net operating income increased to approximately $11.2 million in 2009 from approximately $5.9 million in 2007. We believe that unlike the home sales business, at this time we compete effectively with other types of rentals (i.e. apartments). We are currently evaluating whether we want to continue to invest in additional rental units.

In our resort Properties, we continue to work on extending customer stays. We have had success converting transient customers to seasonal customers and seasonal customers to annual customers. We also have and continue to introduce low-cost products that focus on the installed base of almost eight million RV owners. Such products may include right-to-use contracts that entitle the purchasers to use certain properties (the “Agreements”).

Several different Agreements are currently offered to new customers. These front-line Agreements are generally distinguishable from each other by the number of Properties a customer can access. The Agreements generally grant the customer the contractual right-to-use designated space within the Properties on a continuous basis for up to 14 days. The Agreements generally require nonrefundable upfront payments as well as annual payments.

Existing customers may be offered an upgrade Agreement from time-to-time. The upgrade Agreement is currently distinguishable from a new Agreement that a customer would enter into by (1) increased length of consecutive stay by 50% (i.e. up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units and (4) access to additional properties, which may include discounts at non-membership RV Properties. Each upgrade requires an additional nonrefundable upfront payment. The Company may finance the upfront nonrefundable payment under any Agreement.

Government Stimulus

In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and temporary prohibitions on short sales of certain financial institution securities. Numerous actions have been taken by the Federal Reserve, Congress, U.S. Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime crisis that commenced in 2007. These measures include, but are not limited to various legislative and regulatory efforts, homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including two 50 basis point decreases in October of 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. It is not clear at this time what impact these liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. The Company believes that programs intended to provide relief to current or potential site-built single family homeowners negatively impacts its business.

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

Insurance

Approximately 70 Florida Properties suffered damage from the five hurricanes that struck the state during August and September 2004. As of January 27, 2010, the Company estimates its total claim to be approximately $21.0 million. The Company has made claims for full recovery of these amounts, subject to deductibles. Through December 31, 2009, the Company has made total expenditures of approximately $18.0 million. The Company has reserved approximately $2.0 million related to these expenditures ($0.7 million in 2005 and $1.3 million in 2004). Approximately $6.9 million of these expenditures have been capitalized per the Company’s capitalization policy through December 31, 2009.

The Company has received proceeds from insurance carriers of approximately $10.7 million through December 31, 2009. For the year ended December 31, 2009, approximately $1.6 million has been recognized as a gain on insurance recovery, which is net of approximately $0.3 million of legal fees and included in income from other investments, net. On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. See Note 18 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further discussion of this lawsuit.

Supplemental Property Disclosure

We provide the following disclosures with respect to certain assets:

•	Tropical Palms — On July 15, 2008, Tropical Palms, a 541-site resort Property located in Kissimmee, Florida, was leased to a new operator for 12 years. The lease provides for an initial fixed annual lease payment of $1.6 million, which escalates at the greater of CPI or 3%. Percentage rent payments are provided for beginning in 2010, subject to gross revenue floors. The Company will match the lessee’s capital investment in new rental units at the Property up to a maximum of $1.5 million. The lessee will pay the Company additional rent equal to 8% per year on the Company’s capital investment. The lease income recognized during the years ended December 31, 2009 and 2008 was approximately $1.9 million and $0.9 million, respectively, and is included in income from other investments, net. During the years ended December 31, 2009 and 2008, the Company spent approximately $0.6 million and zero, respectively, to match the lessee’s investment in new rental units at the Property.

Property Acquisitions, Joint Ventures and Dispositions

The following chart lists the Properties or portfolios acquired, invested in, or sold since January 1, 2008:

Property	Transaction Date	Sites

Total Sites as of January 1, 2008		112,779
Property or Portfolio (# of Properties in parentheses):
Grandy Creek(1)	January 14, 2008	179
Lake George Schroon Valley Resort(1)	January 23, 2008	151
Expansion Site Development and other:
Sites added (reconfigured) in 2008		282
Sites added (reconfigured) in 2009		(1)
Dispositions:
Morgan Portfolio JV(5)	2008	(1,134)
Round Top JV(1)	February 13, 2009	(319)
Pine Haven JV(1)	February 13, 2009	(625)
Caledonia(1)	April 17, 2009	(247)
Casa Village(1)	July 20, 2009	(490)

Total Sites as of December 31, 2009		110,575

Since December 31, 2007, the gross investment in real estate increased from $2,396 million to $2,538 million as of December 31, 2009, due primarily to the aforementioned acquisitions and dispositions of Properties during the period.

Markets

The following table identifies our five largest markets by number of sites and provides information regarding our Properties (excluding Properties owned through Joint Ventures and our 82 right-to-use Properties).

				Percent of Total
	Number of		Percent of	Property Operating
Major Market	Properties	Total Sites	Total Sites	Revenues(1)

Florida	81	35,277	42.4%	42.8%
Arizona	32	12,377	14.9%	13.0%
California	31	7,360	8.8%	17.2%
Texas	8	5,143	6.2%	2.2%
Colorado	10	3,454	4.1%	4.8%
Other	55	19,619	23.6%	20.0%

Total	217	83,230	100.0%	100.0%

(1)	Property operating revenues for this calculation excludes approximately $75.3 million of property operating revenue from our right-to-use Properties.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

The FASB finalized the Codification of GAAP effective for periods ending on or after September 15, 2009. References to GAAP issued by the FASB are to the Codification. The Codification does not change how the Company accounts for its transactions or the nature of the related disclosures made.

Long-Lived Assets

In accordance with the Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), we allocated the purchase price of Properties we acquired on or prior to December 31, 2008 to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be available in connection with the acquisition or financing of the respective Property and other market data. We also consider information obtained about each Property as a result of our due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

For business combinations for which the acquisition date is on or after January 1, 2009, the purchase price of Properties will be in accordance with the Codification Topic “Business Combinations” (“FASB ASC 805”) (prior authoritative guidance: Statement of Financial Accounting Standard No. 141R, “Business Combinations”). FASB ASC 805 replaces SFAS No. 141 but retains the fundamental requirements set forth in SFAS No. 141 that the acquisition method of accounting (also known as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. FASB ASC 805 replaces, with limited exceptions as specified in the statement, the cost allocation process in SFAS No. 141 with a fair value based allocation process.

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

Revenue Recognition

The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We will reserve for receivables when we believe the ultimate collection is less than probable. Our provision for uncollectible rents receivable was approximately $2.2 million and $1.5 million as of December 31, 2009 and December 31, 2008, respectively.

The Company accounts for the sales of right-to-use contracts in accordance with the Codification Topic “Revenue Recognition” (“FASB ASC 605”) (prior authoritative guidance: Staff Accounting Bulletin 104, “Revenue Recognition in Consolidated Financial Statements, Corrected”). A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of properties. Customers may choose to upgrade their contracts to increase their usage and the number of properties they may access. A contract requires the customer to make an upfront nonrefundable payment and annual payments during the term of the contract. The stated term of a right-to-use contract is generally three years and the customer may renew his contract by continuing to make the annual payments. The Company will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, the Company has estimated to be from one to 31 years. For example, we have currently estimated that 7.9% of customers who purchase a new right-to-use contract will terminate their contract after five years. Therefore, the upfront nonrefundable payments from 7.9% of the contracts sold in any particular period are amortized on a straight-line basis over a period of five years as the estimated customer life for 7.9% of our customers who purchase a contract is five years. The historical attrition rates for upgrade contracts are lower than for new contacts, and therefore, the nonrefundable upfront payments for upgrade contracts are amortized at a different rate than for new contracts. The decision to recognize this revenue in accordance with FASB ASC 605 was made after corresponding with the Office of the Chief Accountant at the SEC during September and October of 2008.

Right-to-use annual payments paid by customers under the terms of the right-to-use contracts are deferred and recognized ratably over the one-year period in which the services are provided.

Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.

Allowance for Doubtful Accounts

Rental revenue from our tenants is our principal source of revenue and is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We monitor the collectibility of accounts receivable from our tenants on an ongoing basis. We will reserve for receivables when we believe the ultimate collection is less than probable and maintain an allowance for doubtful accounts. An allowance for doubtful accounts is recorded during each period and the associated bad debt expense is included in our property operating and maintenance expense in our Consolidated Statements of Operations. The allowance for doubtful accounts is netted against rent and other customer receivables, net on our consolidated balance sheets. Our provision for uncollectible rents receivable was approximately $2.2 million and $1.5 million as of December 31, 2009 and December 31, 2008, respectively.

We may also finance the sale of homes to our customers through loans (referred to as “Chattel Loans”). The valuation of an allowance for doubtful accounts for the Chattel Loans is calculated based on delinquency trends and a comparison of the outstanding principal balance of each note compared to the N.A.D.A. (National Automobile Dealers Association) value and the current market value of the underlying manufactured home collateral. A bad debt expense is recorded in home selling expense in our Consolidated Statements of Operations. The allowance for doubtful accounts is netted against the notes receivables on our consolidated balance sheets. The allowance for these Chattel Loans as of December 31, 2009 and December 31, 2008 was $0.3 million and $0.2 million, respectively.

The Company may also finance the nonrefundable upfront payments on sales of right-to-use contracts (“Contracts Receivable”). Based upon historical collection rates and current economic trends, when a sale is financed a reserve is established for a portion of the Contracts Receivable balance estimated to be uncollectible. The allowance and the rate at which the Company provides for losses on its Contracts Receivable could be increased or decreased in the future based on the Company’s actual collection experience. The allowance for these Contract Receivables as of December 31, 2009 and December 31, 2008 was $1.2 million and $0.3 million, respectively.

Variable Interest Entities

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” the current authoritative guidance of which is the Codification Topic “Consolidation” (“FASB ASC 810”). FASB ASC 810 seeks to improve financial reporting by enterprises involved with variable interest entities. The Statement addresses the effects on certain provisions of FASB ASC 810-10-15, Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets. It also discusses the application of certain key provisions of FASB ASC 810-10-15, including those in which the accounting and disclosures under FASB ASC 810-10-15 do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.

The Company will re-evaluate and apply the provisions of FASB ASC 810-10-15 to existing entities if certain events occur which warrant re-evaluation of such entities. In addition, the Company will apply the provisions of FASB ASC 810-10-15 to all new entities in the future. The Company also consolidates entities in which it has a controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5%) and (ii) the Company’s investment is passive.

Valuation of Financial Instruments

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

The Company currently does not have any financial instruments that require the application of FASB ASC 825 or FASB ASC 815.

Stock-Based Compensation

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the modified prospective method described in FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company adopted the Codification Topic “Stock Compensation” (“FASB ASC 718”) (prior authoritative guidance: Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”) on July 1, 2005, which did not have a material impact on the Company’s results of operations or its financial position. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, consultants and directors.

Non-controlling Interests

In December 2007, the FASB issued the Codification Topic “Consolidation” (“FASB ASC 810”) (prior authoritative guidance: Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements”), an amendment of Accounting Research Bulletin No. 51. FASB ASC 810 seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheets and Consolidated Statements of Operations. Per FASB ASC 810, a non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are non-controlling interests. Under FASB ASC 810, such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. However, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable non-controlling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in the Codification Topic “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“FASB ASC 815-40”) (prior authoritative guidance: EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”) to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” the current authoritative guidance of which is the Codification Sub-Topic “Subsequent Events” (“FASB ASC 855-10”). FASB ASC 855-10 seeks to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Statement sets forth the period and circumstances after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Statement applies to interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10 has had no material effect on the Company’s financial statements. Our management evaluated for subsequent events through the time of our filing on February 25, 2010.

Results of Operations

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the years ended December 31, 2009 and 2008 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this comparison of the year ended December 31, 2009 to December 31, 2008 includes all Properties acquired on or prior to December 31, 2007 and which were owned and operated by the Company during the year ended December 31, 2009.

	Core Portfolio				Total Portfolio
			Increase/	%			Increase/	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change

Community base rental income	$253,379	$245,833	$7,546	3.1%	$253,379	$245,833	$7,546	3.1%
Resort base rental income	105,601	104,304	1,297	1.2%	124,822	111,876	12,946	11.6%
Right-to-use annual payments	—	—	—	—	50,765	19,667	31,098	158.1%
Right-to-use contracts current period, gross	—	—	—	—	21,526	10,951	10,575	96.6%
Right-to-use contracts, deferred, net of prior period amortization	—	—	—	—	(18,882)	(10,611)	8,271	77.9%
Utility and other income	41,422	38,921	2,501	6.4%	47,685	41,633	6,052	14.5%

Property operating revenues	400,402	389,058	11,344	2.9%	479,295	419,349	59,946	14.3%
Property operating and maintenance	130,473	131,821	(1,348)	(1.0)%	180,870	152,363	28,507	18.7%
Real estate taxes	28,012	27,963	49	0.2%	31,674	29,457	2,217	7.5%
Sales and marketing, gross	—	—	—	—	13,536	7,116	6,420	90.2%
Sales and marketing, deferred commissions, net	—	—	—	—	(5,729)	(3,644)	(2,085)	(57.2%)
Property management	20,095	20,999	(904)	(4.3)%	33,383	25,451	7,932	31.2%

Property operating expenses	178,580	180,783	(2,203)	(1.2)%	253,734	210,743	42,991	20.4%

Income from property operations	$221,822	$208,275	$13,547	6.5%	$225,561	$208,606	$16,955	8.1%

Property Operating Revenues

The 2.9% increase in the Core Portfolio property operating revenues reflects (i) a 3.3% increase in rates for our community base rental income offset by a 0.2% decrease in occupancy, (ii) a 1.2% increase in revenues for our core resort base income comprised of an increase of 5.5% in annual revenues, offset by a 8.4% decrease in seasonal resort revenue and a 2.7% decrease in transient revenue, and (iii) an increase of 6.4% in core utility and other income primarily due to increased pass-throughs at certain Properties. The Total Portfolio property operating revenues increase of 14.3% is primarily due to the consolidation of the right-to-use Properties beginning August 14, 2008 as a result of the PA Transaction. The right-to-use annual payments represent the annual payments earned on right-to-use contracts acquired in the PA Transaction or sold since the PA

Transaction on August 14, 2008. The right-to-use contracts current period, gross represents all right-to-use contract sales during the year. The right-to-use contracts, deferred represents the deferral of current period sales into future periods, offset by the amortization of revenue deferred in prior periods. See Note 2 (n) in the Notes to Consolidated Financial Statements contained in this Form 10-K.

Property Operating Expenses

The 1.2% decrease in property operating expenses in the Core Portfolio reflects a 1.0% decrease in property operating and maintenance expenses and a 4.3% decrease in property management expenses. Our Total Portfolio property operating and maintenance expenses and real estate taxes increased due to the consolidation of the right-to-use Properties beginning August 14, 2008 as a result of the PA Transaction. Total Portfolio sales and marketing expense are all related to the costs incurred for the sale of right-to-use contracts. Sales and marketing, deferred commissions, net represents commissions on right-to-use contract sales deferred until future periods to match the deferral of the right-to-use contract sales, offset by the amortization of prior period commission. Total Portfolio property management expenses primarily increased due to the PA Transaction.

Home Sales Operations

The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2009 and 2008 (amounts in thousands, except sales volumes).

	2009	2008	Variance	% Change

Gross revenues from new home sales	$3,397	$19,013	$(15,616)	(82.1)%
Cost of new home sales	(4,681)	(21,219)	16,538	77.9%

Gross loss from new home sales	(1,284)	(2,206)	922	41.8%
Gross revenues from used home sales	3,739	2,832	907	32.0%
Cost of used home sales	(2,790)	(2,850)	60	2.1%

Gross profit (loss) from used home sales	949	(18)	967	5,372.2%
Brokered resale revenues, net	758	1,094	(336)	(30.7)%
Home selling expenses	(2,383)	(5,776)	3,393	58.7%
Ancillary services revenues, net	2,745	1,197	1,548	129.3%

Income (loss) from home sales operations and other	$785	$(5,709)	$6,494	113.8%

Home sales volumes:
New home sales(1)	113	378	(265)	(70.1)%
Used home sales(2)	747	407	340	83.5%
Brokered home resales	612	786	(174)	(22.1%)

(1)	Includes third party home sales of 28 and 71 for the years ended December 31, 2009 and 2008, respectively.

(2)	Includes third party home sales of seven and one for the years ended December 31, 2009 and 2008, respectively.

Income from home sales operations increased primarily as a result of lower home selling expenses and increased ancillary services revenues, net. Gross loss from new home sales was offset by profit from used home sales and resales. Gross loss from new home sales includes an increase in inventory reserve of approximately $0.9 million. The increase in used home sales profit and volumes is primarily due to sales of resort cottages at the right-to-use Properties. Home selling expenses for 2009 have decreased compared to 2008 as a result of lower new home sales volumes and decreased advertising costs. Ancillary services revenues, net, increased primarily due to the inclusion of the ancillary activities of the right-to-use Properties consolidated by the Company as of August 14, 2008.

Rental Operations

The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the years ended December 31, 2009 and 2008 (dollars in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net, in the Home Sales Operations table in previous section.

	2009	2008	Variance	% Change

Manufactured homes:
New Home	$6,570	$3,870	$2,700	69.8%
Used Home	9,187	7,100	2,087	29.4%

Rental operations revenue(1)	15,757	10,970	4,787	43.6%
Property operating and maintenance	2,036	2,022	14	0.7%
Real estate taxes	176	127	49	38.6%

Rental operations expenses	2,212	2,149	63	2.9%
Income from rental operations	13,545	8,821	4,724	53.6%
Depreciation	(2,361)	(1,222)	(1,139)	(93.2)%

Income from rental operations, net of depreciation	$11,184	$7,599	$3,585	47.2%

Number of occupied rentals — new, end of period	595	433	162	37.4%
Number of occupied rentals — used, end of period	1,158	799	359	44.9%

(1)	Approximately $11.9 million and $8.4 million as of December 31, 2009 and 2008, respectively, are included in Community base rental income in the Property Operations table.

The increase in income from rental operations and depreciation expense is primarily due to the increase in the number of occupied rentals.

Other Income and Expenses

The following table summarizes other income and expenses for the years ended December 31, 2009 and 2008 (amounts in thousands).

	2009	2008	Variance	% Change

Interest income	$5,119	$3,095	$2,024	65.4%
Income from other investments, net	8,168	17,006	(8,838)	(52.0)%
General and administrative	(22,279)	(20,617)	(1,662)	(8.1)%
Rent control initiatives	(456)	(1,555)	1,099	70.7%
Interest and related amortization	(98,311)	(99,430)	1,119	1.1%
Depreciation on corporate assets	(1,039)	(390)	(649)	(166.4)%
Depreciation on real estate and other costs	(69,049)	(66,193)	(2,856)	(4.3)%

Total other expenses, net	$(177,847)	$(168,084)	$(9,763)	(5.8)%

Interest income is higher primarily due to interest income on Contracts Receivable purchased on August 14, 2008 in the PA Transaction or originated after the PA Transaction. Income from other investments, net, decreased primarily due to lower Privileged Access lease income of $14.9 million received during 2008 offset by the following incremental increases in 2009: $1.1 million of insurance proceeds, $1.1 million in Tropical Palms lease payments, Caledonia sale and Caledonia lease income of $1.0 million, and net RPI and TTMSI income of $1.9 million. General and administrative expense increased primarily due to higher payroll, professional fees, and rent and utilities. General and administrative in 2009 includes approximately $0.4 million of costs related to transactions required to be expensed in accordance with FASB ASC 805. Prior to 2009, such costs were capitalized in accordance with SFAS No. 141.

The Company has determined that certain depreciable assets acquired during years prior to 2009 were inadvertently omitted from prior year depreciation expense calculations. Since the total amounts involved were immaterial to the Company’s financial position and results of operations, the Company has decided to record additional depreciation expense in 2009 to reflect this adjustment. As a result, the year ended December 31, 2009 includes approximately $1.8 million of prior period depreciation expense.

Equity in Income of Unconsolidated Joint Ventures

For the year ended December 31, 2009, equity in income of unconsolidated joint ventures decreased $0.9 million primarily due to a $1.1 million gain in 2009 on the sale of our 25% interest in two Diversified Portfolio joint ventures, offset by a $0.6 million gain in 2008 on the payoff of our share of seller financing in excess of basis on one Lakeshore investment, and a gain of $1.6 million in 2008 on the sale of our interest in four Morgan joint venture Properties in 2008.

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

Property Operating Revenues

The 3.8% increase in the Core Portfolio property operating revenues reflects (i) a 3.7% increase in rates for our community base rental income combined with a 0.1% increase in occupancy, (ii) a 3.1% increase in revenues for our resort base income comprised of an increase of 6.9% in annual and 2.8% in seasonal resort revenue, offset by a decrease of 8.5% in transient revenue, and (iii) an increase of 5.5% in utility and other income primarily due to increased pass-throughs at certain Properties. The Total Portfolio property operating revenues increase of 11.5% was primarily due to the consolidation of the right-to-use Properties beginning August 14, 2008 as a result of the PA Transaction. The right-to-use annual payments represent the annual payments earned on right-to-use contracts acquired in the PA Transaction or sold since the PA Transaction on August 14, 2008. The right-to-use contracts current period, gross represents all right-to-use contract sales since the PA Transaction. The right-to-use contracts, deferred represents the deferral of current period sales into future periods. See Note 2 (n) in the Notes to Consolidated Financial Statements contained in this Form 10-K.

Property Operating Expenses

The 4.5% increase in property operating expenses in the Core Portfolio reflects a 4.1% increase in property operating and maintenance expenses and a 11.8% increase in property management expenses. The Core property operating and maintenance expense increase is primarily due to payroll and utility expenses. Our Total Portfolio property operating and maintenance expenses increased by 21.7% due to the consolidation of the right-to-use Properties beginning August 14, 2008 as a result of the PA Transaction. Total Portfolio sales and marketing expense, including commissions, are all related to the costs incurred for the sale of right-to-use contracts since the PA Transaction on August 14, 2008. Total Portfolio property management expenses primarily increased due to the PA Transaction and the increase in computer software costs. The sales and marketing, deferred commissions, net represents commissions on right-to-use contract sales deferred until future periods to match the deferral of the right-to-use contract sales.

Home Sales Operations

The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2008 and 2007 (amounts in thousands, except sales volumes).

	2008	2007	Variance	% Change

Gross revenues from new home sales	$19,013	$31,116	$(12,103)	(38.9)%
Cost of new home sales	(21,219)	(28,067)	6,848	(24.4)%

Gross (loss) profit from new home sales	(2,206)	3,049	(5,255)	(172.4)%
Gross revenues from used home sales	2,832	2,217	615	27.7%
Cost of used home sales	(2,850)	(2,646)	(204)	(7.7)%

Gross loss from used home sales	(18)	(429)	411	95.8%
Brokered resale revenues, net	1,094	1,528	(434)	(28.4)%
Home selling expenses	(5,776)	(7,555)	1,779	23.5%
Ancillary services revenues, net	1,197	2,436	(1,239)	(50.9)%

Loss from home sales operations and other	$(5,709)	$(971)	$(4,738)	(488.0)%

Home sales volumes:
New home sales(1)	378	440	(62)	(14.1)%
Used home sales(2)	407	296	111	37.5%
Brokered home resales	786	967	(181)	(18.7%)

(1)	Includes third party home sales of 71 and 45 for the years ended December 31, 2008 and 2007, respectively.

(2)	Includes third party home sales of one and nine for the years ended December 31, 2008 and 2007, respectively.

Loss from home sales operations increased as a result of lower new and brokered resale volumes, lower gross profits per home sold and the write-off of inventory home rebate receivable. The decrease in home selling expenses is primarily due to lower sales volumes and decreased advertising costs. During the year ended December 31, 2008, the Company reclassified all of its new and used manufactured home inventory to Buildings and other depreciable property. The homes were reclassified as the Company expects to rent the homes due to the decline in home sales. Ancillary service revenues, net decreased by 50.9% primarily due to $1.2 million of depreciation on new and used rental homes.

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

	2008	2007	Variance	% Change

Manufactured homes:
New Home Revenues	$3,870	$1,596	$2,274	142.5%
Used Home Revenues	7,100	5,446	1,654	30.4%

Rental operations revenue(1)	10,970	7,042	3,928	55.8%
Property operating and maintenance	2,022	1,105	917	83.0%
Real estate taxes	127	67	60	89.6%

Rental operations expenses	2,149	1,172	977	83.4%
Income from rental operations	8,821	5,870	2,951	50.3%
Depreciation	(1,222)	—	(1,222)	(100.0)%

Income from rental operations, net of depreciation	$7,599	$5,870	$1,729	29.5%

Number of occupied rentals — new, end of period	433	191	242	126.7%
Number of occupied rentals — used, end of period	799	716	83	11.6%

(1)	Approximately $8.4 million and $5.4 million as of December 31, 2008 and 2007, respectively, are included in Community base rental income in the Property Operations table.

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

Interest income is higher primarily due to interest income on Contracts Receivable purchased in the PA Transaction. Income from other investments, net decreased due to the reduction in Privileged Access lease payments of $4.6 million and a $0.9 million write off of a Privileged Access restatement bonus. General and administrative expense increased due to higher compensation cost increases, including the Long-term Inventive Plan, of $3.8 million and increased professional fees of $0.8 million. Rent control initiatives decreased as a result of the refunding of $0.4 million in legal fees from 21st Mortgage Corporation suit in 2008 as well as a decrease in trial activity compared to 2007 (see Note 18 in the Notes to Consolidated Financial Statements contained in this Form 10-K). Interest and related amortization decreased due to lower interest rates and amounts outstanding. Depreciation on real estate assets includes $0.8 million of unamortized lease costs expensed related to the termination of the Privileged Access leases.

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

Liquidity and Capital Resources

Liquidity

As of December 31, 2009, the Company had $145.1 million in cash and cash equivalents primarily held in treasury reserve accounts, and $370.0 million available on its lines of credit. The increase in the cash balance during the year ended December 31, 2009 is primarily due to $146.4 million of net proceeds generated from the sale of 4.6 million shares of our common stock in a public offering that closed on June 29, 2009. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities, proceeds from the sale of Properties and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of its current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. During 2009 and 2008, we received financing proceeds from Fannie Mae secured by mortgages on individual manufactured home Properties. The terms of the Fannie Mae financings were relatively attractive as compared to other potential lenders. If financing proceeds are no longer available from Fannie Mae for any reason or if Fannie Mae terms are no longer attractive, it may adversely affect cash flow and our ability to service debt and make distributions to stockholders. The Company has approximately $183 million of scheduled debt maturities in 2010 (excluding scheduled principal payments on debt maturing in 2011 and beyond). The Company expects to satisfy its 2010 maturities with its existing cash balance and approximately $64.2 million of new financing proceeds we expect to receive in 2010.

The table below summarizes cash flow activity for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands).

	For the Twelve Months Ended
	December 31,
	2009	2008	2007

Net cash provided by operating activities	$150,389	$113,890	$122,791
Net cash used in investing activities	(34,756)	(33,104)	(25,604)
Net cash used in financing activities	(15,817)	(41,259)	(93,007)

Net increase in cash and cash equivalents	$99,816	$39,527	$4,180

Operating Activities

Net cash provided by operating activities increased $36.5 million for the year ended December 31, 2009 from $113.9 million for the year ended December 31, 2008. The increase in 2009 is primarily due to increases in income from property operations, income from home sales operations and increases in our deferred revenue from the sale of right-to-use contracts. Net cash provided by operating activities decreased $8.9 million for the year ended December 31, 2008 from $122.8 million for the year ended December 31, 2007. This decrease reflects increases in property operating income and interest income, offset by an increase in depreciation expense, decreases in income from other investments, net, and home sales.

Investing Activities

Net cash used in investing activities reflects the impact of the following investing activities:

Acquisitions

2009 Acquisitions

On February 13, 2009, the Company acquired the remaining 75% interests in three Diversified Portfolio joint ventures known as (i) Robin Hill, a 270-site property in Lenhartsville, Pennsylvania, (ii) Sun Valley, a 265-site property in Brownsville, Pennsylvania, and (iii) Plymouth Rock, a 609-site property in Elkhart Lake, Wisconsin. The gross purchase price was approximately $19.2 million, and we assumed mortgage loans of approximately $12.9 million with a value of approximately $11.9 million and a weighted average interest rate of 6% per annum.

On August 31, 2009, the Company acquired an internet and media based advertising business located in Orlando, Florida for approximately $3.7 million.

2008 Acquisitions

During the year ended December 31, 2008, we acquired two Properties (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K). The combined investment in real estate for the acquisitions and investments was approximately $3.9 million and was funded with withdrawals of $2.1 million from our tax-deferred exchange account and borrowings from our lines of credit. The Company also acquired substantially all of the assets and certain liabilities of Privileged Access for an unsecured note payable of $2.0 million. Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. The $2.0 million unsecured note payable accrued interest at 10% per annum and was paid off December 17, 2009.

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

Dispositions

On February 13, 2009, the Company sold its 25% interest in two Diversified Portfolio joint ventures known as (i) Pine Haven, a 625-site property in Ocean View, New Jersey and (ii) Round Top, a 319-site property in Gettysburg, Pennsylvania. A gain on sale of approximately $1.1 million was recognized during the quarter ended March 31, 2009 and is included in Equity in income of unconsolidated joint ventures.

On April 17, 2009, we sold Caledonia, a 247-site Property in Caledonia, Wisconsin, for proceeds of approximately $2.2 million. The Company recognized a gain on sale of approximately $0.8 million which is included in Income from other investments, net. In addition, we received approximately $0.3 million of deferred rent due from the previous tenant.

On July 20, 2009, we sold Casa Village, a 490-site Property in Billings, Montana for a stated purchase price of approximately $12.4 million. The buyer assumed $10.6 million of mortgage debt that had a stated interest rate of 6.02% and was schedule to mature in 2013. The Company recognized a gain on the sale of approximately $5.1 million. Cash proceeds from the sale, net of closing costs were approximately $1.1 million.

During the year ended December 31, 2008, the Company sold its 25% interest in the following properties, Newpoint in New Point, Virginia, Virginia Park in Old Orchard Beach, Maine, Club Naples in Naples, Florida, and Gwynn’s Island in Gwynn, Virginia, four properties held in the Morgan Portfolio, for approximately $2.1 million. A gain on sale of approximately $1.6 million was recognized. The Company also received approximately $0.3 million of escrowed funds related to the purchase of five Morgan Properties in 2005.

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

We currently have one all-age Property, known as Creekside, held for disposition. On December 29, 2009, a deed-in-lieu of foreclosure agreement, signed by the Company was sent to the loan servicer regarding our nonrecourse mortgage loan of approximately $3.6 million secured by Creekside. See Note 18 in the Notes to Consolidated Financial Statements contained in this Form 10-K.

The operating results of all properties sold or held for disposition have been reflected in the discontinued operations of the Consolidated Statements of Operations contained in this Form 10-K.

Notes Receivable Activity

The notes receivable activity during the year ended December 31, 2009 of $0.4 million in cash inflow reflects net repayments of $0.5 million from our Chattel Loans, net repayments of $1.6 million from our Contract Receivables and a net outflow of $1.7 million on other notes receivable.

The notes receivable activity during the year ended December 31, 2008 of $1.3 million in cash outflow reflects net lending of $2.8 million from our Chattel Loans and no net impact from our Contract Receivables. Contracts Receivable purchased in the PA Transaction contributed a net $19.6 million increase in non-cash inflow.

Investments in and distributions from unconsolidated joint ventures

During the year ended December 31, 2009, the Company received approximately $2.9 million in distributions from our joint ventures. Approximately $2.9 million of these distributions were classified as a return on capital and were included in operating activities. Of these distributions, approximately $1.1 million relates to the gain on sale of the Company’s 25% interest in two Diversified joint ventures.

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

During the year ended December 31, 2007, the Company invested approximately $2.7 million in developing one of the Bar Harbor joint venture Properties, which resulted in an increase of the Company’s ownership interest per the joint venture agreement. As of December 31, 2007, the Bar Harbor joint venture was consolidated with the operations of the Company as the Company determined that as of December 31, 2007 we were the primary beneficiary by applying the standards of FIN 46R. This consolidation had decreased the Company’s investment in joint venture approximately $11.1 million, with an offsetting increase in investment in real estate.

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

In addition, the Company recorded approximately $2.9 million, $3.8 million and $2.7 million of net income from joint ventures, net of $1.3 million, $1.8 million and $1.4 million of depreciation, in the years ended December 31, 2009, 2008 and 2007, respectively.

Due to the Company’s inability to control the joint ventures, the Company accounts for its investment in the joint ventures using the equity method of accounting.

Capital improvements

The table below summarizes capital improvements activity for the years ended December 31, 2009, 2008, and 2007(amounts in thousands).

	For the Year Ended December 31,
	2009	2008	2007

Recurring Cap Ex(1)	$17,415	$15,319	$14,458
New construction — expansion	818	850	2,059
New construction — upgrades(2)	2,874	4,869	3,316
Home site development(3)	8,185	5,414	7,421
Hurricane related	—	66	1,512

Total Property	29,292	26,518	28,766
Corporate(4)	1,584	198	618

Total Capital improvements	$30,876	$26,716	$29,384

(1)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(2)	New construction — upgrades primarily represents costs to improve and upgrade Property infrastructure or amenities.

(3)	Home site development includes acquisitions of or improvements to rental units for the year ended December 31, 2009. Acquisitions of or improvements to rental units in the years ended December 31, 2008 and 2007 were included in Inventory changes on our Consolidated Statements of Cash Flow.

(4)	Includes approximately $1.2 million spent to renovate the corporate headquarters, of which approximately $0.9 million was reimbursed by the landlord as a tenant allowance.

Financing Activities

Net cash used in financing activities reflects the impact of the following:

Mortgages and Credit Facilities

Financing, Refinancing and Early Debt Retirement

2009 Activity

During the year ended December 31, 2009, the Company closed on approximately $107.5 million of new financing, on six manufactured home properties, with a weighted average interest rate of 6.32% that mature in 10 years. We used the proceeds from the financing to pay-off approximately $106.7 million on 20 Properties, with a weighted average interest rate of 7.36%.

On February 13, 2009, in connection with the acquisition of the remaining 75% interests in the Diversified Portfolio joint venture, we assumed mortgages of approximately $11.9 million with a weighted average interest rate of 5.95% and weighted average maturity of five years.

On December 17, 2009, the Company paid off the $2 million unsecured note payable to Privileged Access.

2008 Activity

During the year ended December 31, 2008, the Company closed on approximately $231.0 million of new financing on 15 manufactured home Properties, with a weighted average interest rate of 6.01% that mature in 10 years. We used the proceeds from the financing to pay-off approximately $245.8 million on 28 Properties, with a weighted average interest rate of 5.54%.

2007 Activity

During the year ended December 31, 2007, the Company completed the following transactions:

•	Paid off approximately $19.0 million of mortgage debt on four manufactured home Properties.

•	In connection with the acquisition of Mesa Verde, during the first quarter of 2007, the Company assumed $3.5 million in mortgage debt bearing interest at 4.94% per annum and was repaid in May 2008.

•	In connection with the acquisition of Winter Garden, during the second quarter of 2007, the Company assumed $4.0 million in mortgage debt bearing interest at 4.3% per annum and was repaid in August 2008.

•	In September 2007, we amended our existing unsecured Lines of Credit (“LOC”) to expand our borrowing capacity from $275 million to $370 million. The lines of credit continue to accrue interest at LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. We incurred commitment and arrangement fees of approximately $0.3 million to increase our borrowing capacity.

Secured Property Debt

As of December 31, 2009, our secured long-term debt balance was approximately $1.6 billion, with a weighted average interest rate in 2009 of approximately 6.1% per annum. The debt bears interest at rates between 5.0% and 10.0% per annum and matures on various dates primarily ranging from 2010 to 2019. Excluding scheduled principal amortization, we have approximately $184 million of long-term debt maturing in 2010 and approximately $56 million maturing in 2011. The weighted average term to maturity for the long-term debt is approximately 5.5 years.

During the first half of 2010, the Company expects to close on approximately $64.2 million of financing on three manufactured home Properties at a weighted average interest rate of 6.92% per annum, maturing in 10 years. We have locked rate with Fannie Mae on these loans. There can be no assurance such financings will occur or as to the timing and terms of such anticipated financing.

The Company expects to satisfy its secured debt maturities of approximately $184 million occurring prior to December 31, 2010 with the proceeds from the financings of the three mortgages noted above and its existing cash balance, which is approximately $145 million as of December 31, 2009. The expected timing and amounts of the most significant payoffs are as follows: i) approximately $100 million in April of 2010 and ii) approximately $75 million in August of 2010.

Unsecured Debt

We have two unsecured Lines of Credit (“LOC”) with a maximum borrowing capacity of $350 million and $20 million, respectively, which bear interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. The weighted average interest rate for the year ended December 31, 2009 for our unsecured debt was approximately 1.7% per annum. Throughout the year ended December 31, 2009, we borrowed $50.9 million and paid down $143.9 million on the lines of credit for a net pay down of $93.0 million. As of December 31, 2009, there were no amounts outstanding on the lines of credit.

Other Loans

During 2007, we borrowed $4.3 million to finance our insurance premium payments. As of December 31, 2007, this loan had been paid off.

During December 2009, we borrowed approximately $1.5 million which is secured by individual manufactured homes. This financing provided by the dealer requires monthly payments, bears interest at 8.5% and matures on the earlier of: 1) the date the home is sold, or 2) November 20, 2016.

Certain of the Company’s mortgages and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”), limitations on certain holdings and other restrictions.

Contractual Obligations

As of December 31, 2009, we were subject to certain contractual payment obligations as described in the table below (dollars in thousands):

Contractual Obligations	Total	2010	2011	2012	2013	2014	2015	Thereafter

Long Term Borrowings(1)	$1,548,692	$203,663	$75,719	$21,806	$121,685	$200,829	$533,392	$391,598
Weighted average interest rates	6.12%	5.91%	5.82%	5.78%	5.78%	5.79%	5.82%	6.14%

(1)	Balance excludes net premiums and discounts of $0.8 million. Balances include debt maturing and scheduled periodic principal payments.

The Company does not include Preferred OP Unit distributions, interest expense, insurance, property taxes and cancelable contracts in the contractual obligations table above.

The Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the years ended December 31, 2009, 2008, and 2007, ground lease rent was approximately $1.9 million, $1.8 million, and $1.6 million, respectively. Minimum future rental payments under the ground leases are approximately $1.9 million for each of the next five years and approximately $18.7 million thereafter.

With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately six years, with no more than $533 million (which is due in 2015) in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, it believes that it will be able to repay such maturing debt from operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.

Equity Transactions

In order to qualify as a REIT for federal income tax purposes, the Company must distribute 90% or more of its taxable income (excluding capital gains) to its stockholders. The following regular quarterly distributions have been declared and paid to common stockholders and non-controlling interests since January 1, 2007.

	For the Quarter	Stockholder Record
Distribution Amount Per Share	Ending	Date	Payment Date

$0.1500	March 31, 2007	March 30, 2007	April 13, 2007
$0.1500	June 30, 2007	June 29, 2007	July 13, 2007
$0.1500	September 30, 2007	September 28, 2007	October 12, 2007
$0.1500	December 31, 2007	December 28, 2007	January 11, 2008

$0.2000	March 31, 2008	March 28, 2008	April 11, 2008
$0.2000	June 30, 2008	June 27, 2008	July 11, 2008
$0.2000	September 30, 2008	September 26, 2008	October 10, 2008
$0.2000	December 31, 2008	December 26, 2008	January 9, 2009

$0.2500	March 31, 2009	March 27, 2009	April 10, 2009
$0.2500	June 30, 2009	June 26, 2009	July 10, 2009
$0.3000	September 30, 2009	September 25, 2009	October 9, 2009
$0.3000	December 31, 2009	December 24, 2009	January 8, 2010

2009 Activity

On November 10, 2009, the Company announced that in 2010 the annual distribution per common share will be $1.20 per share up from $1.10 per share in 2009 and $0.80 per share in 2008. This decision recognizes the Company’s investment opportunities and the importance of its dividend to its stockholders.

On June 29, 2009, the Company issued 4.6 million shares of common stock in an equity offering for approximately $146.4 million in proceeds, net of offering costs.

On December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

During the year ended December 31, 2009, we received approximately $4.9 million in proceeds from the issuance of shares of common stock, through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).

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

The following table presents a calculation of FFO for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	2009	2008	2007

Computation of funds from operations:
Net income available for common shares	$34,005	$18,303	$32,102
Income allocated to common OP Units	6,113	4,297	7,705
Right-to-use contract sales, deferred, net	18,882	10,611	—
Right-to-use contract commissions, deferred, net	(5,729)	(3,644)	—
Depreciation on real estate assets and other	69,049	66,193	63,554
Depreciation on unconsolidated joint ventures	1,250	1,776	1,427
(Gain) loss on real estate	(5,488)	79	(12,036)

Funds from operations available for common shares	$118,082	$97,615	$92,752

Weighted average common shares outstanding — fully diluted	32,944	30,498	30,414

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At December 31, 2009, approximately 100% or approximately $1.5 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $83.2 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $88.0 million.

At December 31, 2009, none of our outstanding debt was short-term and at variable rates.

FORWARD-LOOKING STATEMENTS

This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

•	our ability to control costs, real estate market conditions, the actual rate of decline in customers, the actual use of sites by customers and our success in acquiring new customers at our Properties (including those recently acquired);

•	our ability to maintain historical rental rates and occupancy with respect to Properties currently owned or that we may acquire;

•	our assumptions about rental and home sales markets;

•	in the age-qualified Properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial, credit and capital markets volatility;

•	results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing and competition from alternative housing options including site-built single-family housing;

•	impact of government intervention to stabilize site-built single family housing and not manufactured housing;

•	the completion of future acquisitions, if any, and timing with respect thereto and the effective integration and successful realization of cost savings;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional common stock;

•	the effect of accounting for the sale of agreements to customers representing a right-to-use the Properties under the Codification Topic “Revenue Recognition” (prior authoritative guidance: Staff Accounting Bulletin No. 104, Revenue Recognition in Consolidated Financial Statements, Corrected); and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.

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

The Company’s management with the participation of the Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Based on that evaluation as of the end of the period covered by this annual report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009.

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by the Company’s independent registered public accounting firm, as stated in their report on Page F-2 of the Consolidated Financial Statements.

Item 9B.	Other Information

Pursuant to the authority granted in the Stock Option and Award Plan, in November 2009 the Compensation Committee approved the annual award of stock options to be granted to the Chairman of the Board, the Compensation Committee Chairperson and Lead Director, the Executive Committee Chairperson, and the Audit Committee Chairperson and Audit Committee Financial Expert on February 1, 2010 for their services rendered in 2009. On February 1, 2010, Mr. Samuel Zell was awarded options to purchase 100,000 shares of common stock, which he elected to receive as 20,000 shares of restricted common stock, for services rendered as Chairman of the Board; Mrs. Sheli Rosenberg was awarded options to purchase 25,000 shares of common stock, which she elected to receive as 5,000 shares of restricted common stock, for services rendered as Lead Director and Chairperson of the Compensation Committee; Mr. Howard Walker was awarded options to purchase 15,000 shares of common stock, which he elected to receive as 3,000 shares of restricted common stock, for services rendered as Chairperson of the Executive Committee; and Mr. Philip Calian was awarded options to purchase 15,000 shares of common stock, which he elected to receive as 3,000 shares of restricted common stock, for services rendered as Audit Committee Financial Expert and Audit Committee Chairperson. One-third of the options to purchase common stock and the shares of restricted common stock covered by these awards vests on each of December 31, 2010, December 31, 2011 and December 31, 2012.

PART III

Item 10 and 11.	Directors, Executive Officers and Corporate Governance, and Executive Compensation

The information required by Item 10 and 11 will be contained in the 2009 Proxy Statement and is therefore incorporated by reference, and thus Item 10 and 11 has been omitted in accordance with General Instruction G(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding securities authorized for issuance under equity compensation plans required by Item 12 follows:

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	841,851	39.86	970,442
Equity compensation plans not approved by security holders(2)	N/A	N/A	323,259

Total	841,851	39.86	1,293,701

(1)	Includes shares of common stock under the Company’s Stock Option and Award Plan adopted in December 1992, and amended and restated from time to time, most recently amended effective March 23, 2001. The Stock Option and Award Plan and certain amendments thereto were approved by the Company’s stockholders.

(2)	Represents shares of common stock under the Company’s Employee Stock Purchase Plan, which was adopted by the Board of Directors in July 1997, as amended in May 2006. Under the Employee Stock Purchase Plan, eligible employees make monthly contributions which are used to purchase shares of common stock at a purchase price equal to 85% of the lesser of the closing price of a share of common stock on the first or last trading day of the purchase period. Purchases of common stock under the Employee Stock Purchase Plan are made on the first business day of the next month after the close of the purchase period. Under New York Stock Exchange rules then in effect, stockholder approval was not required for the Employee Stock Purchase Plan because it is a broad-based plan available generally to all employees.

The information required by Item 403 of Regulation S-K “Security Ownership of Certain Beneficial Owners and Management” required by Item 12 will be contained in the 2009 Proxy Statement and is therefore incorporated by reference, and thus has been omitted in accordance with General Instruction G(3) to Form 10-K.

Items 13 and 14.	Certain Relationships and Related Transactions, and Director Independence, and Principal Accountant Fees and Services

The information required by Item 13 and Item 14 will be contained in the 2009 Proxy Statement and is therefore incorporated by reference, and thus Item 13 and 14 has been omitted in accordance with General Instruction G(3) to Form 10-K.

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

2	(a)	Admission Agreement between Equity Financial and Management Co., Manufactured Home Communities, Inc. and MHC Operating Partnership
3	.1(p)	Amended and Restated Articles of Incorporation of Equity Lifestyle Properties, Inc. effective May 15, 2007
3	.4(r)	Second Amended and Restated Bylaws effective August 8, 2007
3	.5(k)	Amended and Restated Articles Supplementary of Equity LifeStyle Properties, Inc. effective March 16, 2005
3	.6(k)	Articles Supplementary of Equity LifeStyle Properties, Inc. effective June 23, 2005
4	.1(w)	Amended and Restated 8.0625% Series D Cumulative Redeemable Perpetual Preference Units Term Sheet and Joinder to Second Amended and Restated Agreement of Limited Partnership
4	.2(w)	7.95% Series F Cumulative Redeemable Perpetual Preference Units Term Sheet and Joinder to Second Amended and Restated Agreement of Limited Partnership
4	.3(w)	Form of Specimen Stock Certificate Evidencing the Common Stock of Equity LifeStyle Properties, Inc., par value $0.01 per share
9		Not applicable

10	.3(b)	Agreement of Limited Partnership of MHC-De Anza Financing Limited Partnership
10	.4(c)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996
10	.5(l)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004
10	.10(d)	Form of Manufactured Home Communities, Inc. 1997 Non-Qualified Employee Stock Purchase Plan
10	.11(g)	Amended and Restated Manufactured Home Communities, Inc. 1992 Stock Option and Stock Award Plan effective March 23, 2001
10	.12(f)	$110,000,000 Amended, Restated and Consolidated Promissory Note (DeAnza Mortgage) dated June 28, 2000
10	.19(h)	Agreement of Plan of Merger (Thousand Trails), dated August 2, 2004
10	.20(h)	Amendment No. 1 to Agreement of Plan of Merger (Thousand Trails), dated September 30, 2004
10	.21(h)	Amendment No. 2 to Agreement of Plan of Merger (Thousand Trails), dated November 9, 2004
10	.27(n)	Credit Agreement ($225 million Revolving Facility) dated June 29, 2006
10	.28(n)	Second Amended and Restated Loan Agreement ($50 million Revolving Facility) dated July 14, 2006
10	.29(m)	Amended and Restated Thousand Trails Lease Agreement dated April 14, 2006
10	.31(m)	Amendment No. 3 to Agreement and Plan of Merger (Thousand Trails) dated April 14, 2006
10	.33(o)	Amendment of Non-Qualified Employee Stock Purchase Plan dated May 3, 2006
10	.34(o)	Form of Indemnification Agreement
10	.35(q)	Equity LifeStyle Properties, Inc. Long-Term Cash Incentive Plan dated May 15, 2007
10	.36(q)	Equity LifeStyle Properties, Inc. Long-Term Cash Incentive Plan -- Form of 2007 Award Agreement dated May 15, 2007
10	.37(s)	First Amendment to Credit Agreement ($400 million Revolving Facility) dated September 21, 2007
10	.38(s)	First Amendment to Second Amended and Restated Loan Agreement ($20 million Revolving Facility) dated September 21, 2007
10	.39(t)	Second Amended and Restated Lease Agreement dated as of January 1, 2008 by and between Thousand Trails Operations Holding Company, L.P. and MHC TT Leasing Company, Inc.
10	.41(t)	Employment Agreement dated as of January 1, 2008 by and between Joe McAdams and Equity LifeStyle Properties, Inc.
10	.42(u)	First Amendment to Second Amended and Restated Lease Agreement dated as of March 1, 2008 between MHC TT Leasing Company, Inc. and Thousand Trails Operations Holding Company, L.P.
10	.43(v)	Form of Trust Agreement Establishing Howard Walker Deferred Compensation Trust, dated December 8, 2000
10	.44(x)	Underwriting Agreement, dated June 23, 2009 by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC
11		Not applicable
12	(y)	Computation of Ratio of Earnings to Fixed Charges
13		Not applicable
14	(o)	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated July 2006
16		Not applicable
18		Not applicable
21	(y)	Subsidiaries of the registrant
22		Not applicable
23	(y)	Consent of Independent Registered Public Accounting Firm

24	.1(y)	Power of Attorney for Philip C. Calian dated February 16, 2010
24	.2(y)	Power of Attorney for David J. Contis dated February 17, 2010
24	.3(y)	Power of Attorney for Thomas E. Dobrowski dated February 17, 2010
24	.4(y)	Power of Attorney for Sheli Z. Rosenberg dated February 17, 2010
24	.5(y)	Power of Attorney for Howard Walker dated February 17, 2010
24	.6(y)	Power of Attorney for Gary Waterman dated February 18, 2010
24	.7(y)	Power of Attorney for Samuel Zell dated February 17, 2010
31	.1(y)	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002
31	.2(y)	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002
32	.1(y)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
32	.2(y)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

The following documents are incorporated herein by reference.

(a)	Included as an exhibit to the Company’s Form S-11 Registration Statement, File No. 33-55994
(b)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 1994
(c)	Included as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 1996
(d)	Included as Exhibit A to the Company’s definitive Proxy Statement dated March 28, 1997, relating to Annual Meeting of Stockholders held on May 13, 1997
(e)	Included as an exhibit to the Company’s Form S-3 Registration Statement, filed November 12, 1999 (SEC File No. 333-90813)
(f)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2000
(g)	Included as Appendix A to the Company’s Definitive Proxy Statement dated March 30, 2001
(h)	Included as an exhibit to the Company’s Report on Form 8-K dated November 16, 2004
(i)	Included as an exhibit to the Company’s Report on Form 8-K dated November 22, 2004
(j)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2004
(k)	Included as an exhibit to the Company’s Report on Form 10-Q dated June 30, 2005
(l)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2005
(m)	Included as an exhibit to the Company’s Report on Form 8-K dated April 14, 2006
(n)	Included as an exhibit to the Company’s Report on Form 10-Q dated June 30, 2006
(o)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2006
(p)	Included as an exhibit to the Company’s Report on Form 8-K dated May 18, 2007
(q)	Included as an exhibit to the Company’s Report on Form 8-K dated May 15, 2007
(r)	Included as an exhibit to the Company’s Report on Form 8-K dated August 8, 2007
(s)	Included as an exhibit to the Company’s Report on Form 8-K dated September 21, 2007
(t)	Included as an exhibit to the Company’s Report on Form 8-K dated January 4, 2008
(u)	Included as an exhibit to the Company’s Report on Form 10-Q dated March 31, 2008
(v)	Included as an exhibit to the Company’s Report on Form 8-K dated December 8, 2000, filed on September 25, 2008
(w)	Included as an exhibit to the Company’s Report on Form S-3 ASR dated May 6, 2009
(x)	Included as an exhibit to the Company’s Report on Form 8-K dated June 23, 2009
(y)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.,
a Maryland corporation

Date: February 25, 2010	By: /s/ Thomas P. Heneghan Thomas P. Heneghan Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2010	By: /s/ Michael B. Berman Michael B. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Equity LifeStyle Properties, Inc. — Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas P. Heneghan Thomas P. Heneghan	Chief Executive Officer (Principal Executive Officer), and Director *Attorney-in-Fact	February 25, 2010

/s/ Michael B. Berman Michael B. Berman	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) *Attorney-in-Fact	February 25, 2010

*Samuel Zell Samuel Zell	Chairman of the Board	February 25, 2010

*Howard Walker Howard Walker	Vice-Chairman of the Board	February 25, 2010

*Philip C. Calian Philip C. Calian	Director	February 25, 2010

*David J. Contis David J. Contis	Director	February 25, 2010

*Thomas E. Dobrowski Thomas E. Dobrowski	Director	February 25, 2010

*Sheli Z. Rosenberg Sheli Z. Rosenberg	Director	February 25, 2010

*Gary Waterman Gary Waterman	Director	February 25, 2010

INDEX TO FINANCIAL STATEMENTS

EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to the Company.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.

We have audited Equity Lifestyle Properties, Inc’s (Equity Lifestyle Properties or the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity Lifestyle Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Equity Lifestyle Properties, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009, and the financial statement schedules listed in the Index at Item 15, of Equity Lifestyle Properties, Inc., and our report dated February 25, 2010, expressed an unqualified opinion thereon.

/s/
Ernst & Young LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.

We have audited the accompanying consolidated balance sheets of Equity Lifestyle Properties, Inc. (Equity Lifestyle Properties or the Company), as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and the schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Lifestyle Properties at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2(o) to the consolidated financial statements, the Company changed its method of accounting for non-controlling interests upon the adoption of new accounting pronouncements effective January 1, 2009, and applied retrospectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Lifestyle Properties’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/
Ernst & Young LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2010

Equity LifeStyle Properties, Inc.

Consolidated Balance Sheets
As of December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
	(Amounts in thousands, except for share data)

ASSETS
Investment in real estate:
Land	$544,722	$541,979
Land improvements	1,744,443	1,725,752
Buildings and other depreciable property	249,050	223,290

	2,538,215	2,491,021
Accumulated depreciation	(629,768)	(561,104)

Net investment in real estate	1,908,447	1,929,917
Cash and cash equivalents	145,128	45,312
Notes receivable, net	29,952	31,799
Investment in joint ventures	9,442	9,676
Rents and other customer receivables, net	421	1,040
Deferred financing costs, net	11,382	12,408
Inventory, net	2,964	12,934
Deferred commission expense	9,373	3,644
Escrow deposits and other assets	49,210	44,917

Total Assets	$2,166,319	$2,091,647

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$1,547,901	$1,569,403
Unsecured lines of credit	—	93,000
Accrued payroll and other operating expenses	71,508	66,656
Deferred revenue — sale of right-to-use contracts	29,493	10,611
Accrued interest payable	8,036	8,335
Rents and other customer payments received in advance and security deposits	44,368	41,302
Distributions payable	10,586	6,106

Total Liabilities	1,711,892	1,795,413
Commitments and contingencies
Non-controlling interests — Perpetual Preferred OP Units	200,000	200,000
Equity:
Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 100,000,000 shares authorized for 2009 and 2008; 30,350,745 and 25,051,322 shares issued and outstanding for 2009 and 2008, respectively	301	238
Paid-in capital	456,696	320,084
Distributions in excess of accumulated earnings	(238,467)	(241,609)

Total Stockholders’ Equity	218,530	78,713

Non-controlling interests — Common OP Units	35,897	17,521

Total Equity	254,427	96,234

Total Liabilities and Equity	$2,166,319	$2,091,647

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands,
	except per share data)

Property Operations:
Community base rental income	$253,379	$245,833	$236,933
Resort base rental income	124,822	111,876	102,372
Right-to-use annual payments	50,765	19,667	—
Right-to-use contracts current period, gross	21,526	10,951	—
Right-to-use contracts, deferred, net of prior period amortization	(18,882)	(10,611)	—
Utility and other income	47,685	41,633	36,849

Property operating revenues	479,295	419,349	376,154
Property operating and maintenance	180,870	152,363	127,342
Real estate taxes	31,674	29,457	27,429
Sales and marketing, gross	13,536	7,116	—
Sales and marketing, deferred commissions, net	(5,729)	(3,644)	—
Property management	33,383	25,451	18,385

Property operating expenses (exclusive of depreciation shown separately below)	253,734	210,743	173,156

Income from property operations	225,561	208,606	202,998
Home Sales Operations:
Gross revenues from home sales	7,136	21,845	33,333
Cost of home sales	(7,471)	(24,069)	(30,713)

Gross (loss) profit from home sales	(335)	(2,224)	2,620
Brokered resale revenues, net	758	1,094	1,528
Home selling expenses	(2,383)	(5,776)	(7,555)
Ancillary services revenues, net	2,745	1,197	2,436

Income (loss) from home sales and other	785	(5,709)	(971)
Other Income and Expenses:
Interest income	5,119	3,095	1,732
Income from other investments, net	8,168	17,006	22,476
General and administrative	(22,279)	(20,617)	(15,591)
Rent control initiatives	(456)	(1,555)	(2,657)
Interest and related amortization	(98,311)	(99,430)	(103,070)
Depreciation on corporate assets	(1,039)	(390)	(437)
Depreciation on real estate and other costs	(69,049)	(66,193)	(63,554)

Total other expenses, net	(177,847)	(168,084)	(161,101)

Equity in income of unconsolidated joint ventures	2,896	3,753	2,696

Consolidated income from continuing operations	51,395	38,566	43,622

Discontinued Operations:
Discontinued operations	181	257	289
Gain (loss) from discontinued real estate	4,685	(79)	12,036

Income from discontinued operations	4,866	178	12,325

Consolidated net income	56,261	38,744	55,947
Income allocated to non-controlling interests:
Common OP Units	(6,113)	(4,297)	(7,705)
Perpetual Preferred OP Units	(16,143)	(16,144)	(16,140)

Net income available for Common Shares	$34,005	$18,303	$32,102

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands,
	except per share data)

Earnings per Common Share — Basic:
Income from continuing operations	$1.08	$0.74	$0.92

Income from discontinued operations	$0.15	$0.01	$0.41

Net income available for Common Shares	$1.23	$0.75	$1.33

Earnings per Common Share — Fully Diluted:
Income from continuing operations	$1.07	$0.74	$0.90

Income from discontinued operations	$0.15	$0.01	$0.41

Net income available for Common Shares	$1.22	$0.75	$1.31

Distributions declared per Common Share outstanding	$1.10	$0.80	$0.60

Tax status of Common Shares distributions deemed paid during the year:
Ordinary income	$0.72	$0.80	$0.60

Long-term capital gain	$0.24	$—	$—

Unrecaptured section 1250 gain	$0.14	$—	$—

Weighted average Common Shares outstanding — basic	27,582	24,466	24,089

Weighted average Common Shares outstanding — fully diluted	32,944	30,498	30,414

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Consolidated Statements of Changes In Equity
For The Years Ended December 31, 2009, 2008 and 2007

			Distributions in
			Excess of	Non-controlling
			Accumulated	interests-
	Common		Comprehensive	Common OP
	Stock	Paid-in Capital	Earnings	Units	Total Equity
	(Amounts in thousands)

Balance, December 31, 2006	$229	$304,483	$(257,594)	$12,794	$59,912
Conversion of OP Units to common stock	4	655		(659)	—
Issuance of common stock through exercise of options	3	2,577			2,580
Issuance of common stock through employee stock purchase plan		1,183			1,183
Compensation expenses related to stock options and restricted stock		4,268			4,268
Repurchase of common stock		(883)			(883)
Adjustment for Common OP Unitholders in the Operating Partnership		(1,480)		1,480	—
Net income			32,102	7,705	39,807
Distributions			(14,606)	(3,544)	(18,150)

Balance, December 31, 2007	236	310,803	(240,098)	17,776	88,717
Conversion of OP Units to common stock		1,463		(1,463)	—
Issuance of common stock through exercise of options	2	3,205			3,207
Issuance of common stock through employee stock purchase plan		1,501			1,501
Compensation expenses related to stock options and restricted stock		5,162			5,162
Repurchase of common stock		(600)			(600)
Adjustment for Common OP Unitholders in the Operating Partnership		(1,450)		1,450	—
Net income			18,303	4,297	22,600
Distributions			(19,814)	(4,539)	(24,353)

Balance, December 31, 2008	238	320,084	(241,609)	17,521	96,234
Conversion of OP Units to common stock		2,516		(2,516)	—
Issuance of common stock through exercise of options	2	3,537			3,539
Issuance of common stock through employee stock purchase plan		1,344			1,344
Issuance of common stock through stock offering	46	146,317			146,363
Compensation expenses related to stock options and restricted stock	15	4,640			4,655
Repurchase of common stock or Common OP Units		(1,193)		(188)	(1,381)
Adjustment for Common OP Unitholders in the Operating Partnership		(20,549)		20,549	—
Net income			34,005	6,113	40,118
Distributions			(30,863)	(5,582)	(36,445)

Balance, December 31, 2009	$301	$456,696	$(238,467)	$35,897	$254,427

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Amounts in thousands)

Cash Flows From Operating Activities:
Consolidated net income	$56,261	$38,672	$55,946
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) Loss on sale of discontinued real estate and other	(5,483)	79	(12,036)
Depreciation expense	73,670	68,700	65,419
Amortization expense	3,090	2,956	2,894
Debt premium amortization	(1,232)	(632)	(1,608)
Equity in income of unconsolidated joint ventures	(4,146)	(5,528)	(4,123)
Distributions from unconsolidated joint ventures	2,936	3,717	5,052
Amortization of stock-related compensation	4,655	5,162	4,268
Revenue recognized from right-to-use contract sales	(2,644)	(340)	—
Commission expense recognized related to right-to-use contract sales	821	112	—
Accrued long term incentive plan compensation	1,053	1,098	685
Increase in provision for uncollectible rents receivable	654	353	269
Increase in provision for inventory reserve	839	63	250
Changes in assets and liabilities:
Rent and other customer receivables, net	(40)	(236)	(152)
Inventory	2,060	(5,129)	4,516
Deferred commission expense	(6,550)	(3,756)	—
Escrow deposits and other assets	7,825	(1,208)	(1,244)
Accrued payroll and other operating expenses	(3,504)	1,564	82
Deferred revenue — sales of right-to-use contracts	21,526	10,951	—
Rents received in advance and security deposits	(1,402)	(2,708)	2,573

Net cash provided by operating activities	150,389	113,890	122,791

Cash Flows From Investing Activities:
Acquisition of real estate and other	(8,219)	(2,217)	(24,774)
Proceeds from disposition of rental properties	3,278	—	23,261
Net tax-deferred exchange (deposit) withdrawal	(786)	2,124	(2,294)
Joint Ventures:
Investments in	—	(5,545)	(3,656)
Distributions from	—	524	152
Net repayments (borrowings) of notes receivable	1,847	(1,274)	11,091
Capital improvements	(30,876)	(26,716)	(29,384)

Net cash used in investing activities	(34,756)	(33,104)	(25,604)

	2009	2008	2007
	(Amounts in thousands)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	4,883	4,708	3,734
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(48,109)	(38,849)	(32,013)
Stock repurchase and Unit redemption	(1,381)	(600)	(883)
Proceeds from issuance of common stock	146,363	—	—
Lines of credit:
Proceeds	50,900	201,200	126,200
Repayments	(143,900)	(211,200)	(154,400)
Principal repayments on disposition	—	—	(1,992)
Principal payments and mortgage debt payoff	(130,235)	(224,442)	(16,169)
New financing proceeds	107,264	231,047	—
Early debt retirement	—	—	(17,174)
Debt issuance costs	(1,602)	(3,123)	(310)

Net cash used in financing activities	(15,817)	(41,259)	(93,007)

Net increase in cash and cash equivalents	99,816	39,527	4,180
Cash and cash equivalents, beginning of year	45,312	5,785	1,605

Cash and cash equivalents, end of year	$145,128	$45,312	$5,785

Supplemental Information:
Cash paid during the period for interest	$96,030	$96,668	$101,206
Non-cash activities:
Proceeds from loan to pay insurance premiums	—	—	4,344
Inventory reclassified to Buildings and other depreciable property	6,727	57,797	—
Manufactured homes acquired with dealer financing	1,389
Dealer financing	1,389
Acquisitions
Assumption of assets and liabilities:
Inventory	185	2,139	22
Escrow deposits and other assets	11,267	12,361	560
Accrued payroll and other operating expenses	5,195	15,413	313
Rents and other customer payments received in advance and security deposits	3,933	19,821	1,158
Notes receivable	—	19,571	—
Investment in real estate	18,116	10,417	45,532
Debt assumed and financed on acquisition	11,851	7,037	8,528
Mezzanine and joint venture investments applied to real estate acquisition	—	—	11,297
Dispositions
Disposition of assets and liabilities, net	(14)	—	28
Investment in real estate	13,831	—	23,289
Debt assumed by buyer on disposition	10,539	—	—

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 1 —	Organization of the Company and Basis of Presentation

Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”), is referred to herein as the “Company,” “ELS,” “we,” “us,” and “our.” The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). At certain Properties, the Company provides access to its sites through right-to-use or membership contracts. We believe that we have qualified for taxation as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since our taxable year ended December 31, 1993. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We cannot, therefore, guarantee that we have qualified or will qualify in the future as a REIT. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control and we cannot provide any assurance that the IRS will agree with our analysis. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income computed without regard to our deduction for dividends paid and our net capital gain. As of December 31, 2009, the Company has net operating loss carryforwards of approximately $88 million that can be utilized to offset future distribution requirements. The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT qualification. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT qualification.

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

Several Properties are wholly owned by taxable REIT subsidiaries of the Company. In addition, Realty Systems, Inc. (“RSI”) is a wholly owned taxable REIT subsidiary of the Company that is engaged in the business of purchasing and selling or leasing Site Set homes that are located in Properties owned and managed by the Company. RSI also provides brokerage services to residents at such Properties for those residents who move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the Site Set homes. Subsidiaries of RSI also operate ancillary activities at certain Properties consisting of operations such as golf courses, pro shops, stores and restaurants.

The limited partners of the Operating Partnership (the “Common OP Unitholders”) receive an allocation of net income that is based on their respective ownership percentage of the Operating Partnership that is shown on the Consolidated Financial Statements as Non-controlling interests — Common OP Units. As of December 31, 2009, the Non-Controlling Interests — Common OP Units represented 4,914,040 units of limited partnership interest (“OP Units”) which are convertible into an equivalent number of shares of the Company’s common

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 1 —	Organization of the Company and Basis of Presentation (continued)

stock. The issuance of additional shares of common stock or Common OP Units changes the respective ownership of the Operating Partnership for both the Non-controlling interests — Common OP Units.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All property and site counts are unaudited.

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

As of December 31, 2009, inventory primarily consists of merchandise inventory as almost all Site Set inventory has been reclassified to buildings and other depreciable property. (See Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-K). Inventory as of December 31, 2008, primarily consisted of new and used Site Set Resort Cottages and is stated at the lower of cost or market. Home sales revenues and resale revenues are recognized when the home sale is closed. The expense for home inventory reserve is included in the cost of home sales in our Consolidated Statements of Operations.

(e)	Real Estate

In accordance with FASB ASC 805, which is effective for acquisitions on or after January 1, 2009, we recognize all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. We also expense transaction costs as they are incurred.

Acquisitions prior to December 31, 2008 were accounted for in accordance with SFAS No. 141. We allocated the purchase price of Properties we acquire to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, we utilize a number of sources, including independent appraisals that may be available in connection with the acquisition or financing of the respective Property and other market data. We also consider information obtained about each Property as a result of our due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

Lived Assets” (“FASB ASC 360- 10-35”) (prior authoritative guidance: Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”). Accordingly, the results of operations for all assets sold or held for sale have been classified as discontinued operations in all periods presented.

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

As of December 31, 2009 and 2008, the carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits and other assets” on our consolidated balance sheets, were approximately $19.6 million and $12.0 million, respectively. Accumulated amortization of identified intangibles assets was approximately $0.6 million and $0.1 million as of December 31, 2009 and 2008, respectively.

(g)	Cash and Cash Equivalents

We consider all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of December 31, 2009 and 2008 include approximately $0.4 million of restricted cash.

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

The Company also provides financing for nonrefundable upfront payments on sales of right-to-use contracts (“Contracts Receivable”). Based upon historical collection rates and current economic trends, when a sale is financed, a reserve is established for a portion of the Contracts Receivable balance estimated to be uncollectible. The allowance and the rate at which the Company provides for losses on its Contracts Receivable could be increased or decreased in the future based on the Company’s actual collection experience. (See Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-K).

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

Securities Acquired in a Transfer”). The fair value of these Contracts Receivable includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these receivables as of the transaction date. Through December 31, 2009, the credit performance of these receivables has generally been consistent with the assumptions used in determining the initial fair value of these loans, and our original expectations regarding the amounts and timing of future cash flows has not changed. A probable decrease in management’s expectation of future cash collections related to these receivables could result in the need to record an allowance for credit losses related to these loans in the future. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying pool of receivables.

(i)	Investments in Joint Ventures

Investments in joint ventures in which the Company does not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to its operations and major decisions, are accounted for using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of the equity in net income or loss from the date of acquisition and reduced by distributions received. The income or loss of each entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interests held by each investor. Differences between the carrying amount of the Company’s investment in the respective entities and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets, as applicable. See Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-K.

(j)	Income from Other Investments, net

On August 14, 2008, the Company acquired substantially all of the assets and certain liabilities of Privileged Access, LP (“Privileged Access”) for an unsecured note payable of $2.0 million (the “PA Transaction”). Prior to August 14, 2008, income from other investments, net, primarily included revenue relating to the Company’s former ground leases with Privileged Access. The ground leases were terminated on August 14, 2008 due to the PA Transaction. The ground leases with Privileged Access were for approximately 24,300 sites at 82 of the Company’s Properties and were accounted for in accordance with Codification Topic “Leases” (“FASB ASC 840”) (prior authoritative guidance: Statement of Financial Accounting Standards No. 13, “Accounting for Leases”). The Company recognized income related to these ground leases of approximately $15.8 million and $20.6 million for the years ended December 31, 2008 and 2007, respectively.

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

The Company has received proceeds from insurance carriers of approximately $10.7 million through December 31, 2009. The proceeds were accounted for in accordance with the Codification Topic

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2 —	Summary of Significant Accounting Policies (continued)

“Contingencies” (“FASB ASC 450”) (prior authoritative guidance: Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”). During the year ended December 31, 2009, 2008 and 2007, approximately $1.6 million, $0.6 million and $0.6 million, respectively, has been recognized as a gain on insurance recovery, which is net of approximately $0.3 million, $0.3 million and $0.2 million, respectively, of contingent legal fees and included in income from other investments, net.

On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. See Note 18 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further discussion of this lawsuit.

(l)	Fair Value of Financial Instruments

The Company’s financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, and mortgage notes payable. The fair values of all financial instruments, including notes receivable, were not materially different from their carrying values at December 31, 2009 and 2008.

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

Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the lines of credit, unamortized deferred financing fees are accounted for in accordance with, Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”) (prior authoritative guidance: Emerging Issues Task Force No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”). Accumulated amortization for such costs was $12.5 million and $13.1 million at December 31, 2009 and 2008, respectively.

(n)	Revenue Recognition

The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We will reserve for receivables when we believe the ultimate collection is less than probable. Our provision for uncollectible rents receivable was approximately $2.2 million and $1.5 million as of December 31, 2009 and 2008, respectively.

The Company accounts for the sales of right-to-use contracts in accordance with the Codification Topic “Revenue Recognition” (“FASB ASC 605”) (prior authoritative guidance: Staff Accounting Bulletin 104, “Revenue Recognition in Consolidated Financial Statements, Corrected”). A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Customers may choose to upgrade their contracts to increase their usage and the number of Properties they may access. A contract requires the customer to make an upfront nonrefundable payment and annual payments during the term of the

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2 —	Summary of Significant Accounting Policies (continued)

contract. The stated term of a right-to-use contract is generally three years and the customer may renew his contract by continuing to make the annual payments. The Company will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, the Company has estimated to be from one to 31 years. For example, we have currently estimated that 7.9% of customers who purchase a new right-to-use contract will terminate their contract after five years. Therefore, the upfront nonrefundable payments from 7.9% of the contracts sold in any particular period are amortized on a straight-line basis over a period of five years as the estimated customer life for 7.9% of our customers who purchase a contract is five years. The historical attrition rates for upgrade contracts are lower than for new contacts, and therefore, the nonrefundable upfront payments for upgrade contracts are amortized at a different rate than for new contracts. The decision to recognize this revenue in accordance with FASB ASC 605 was made after corresponding with the Office of the Chief Accountant at the SEC during September and October of 2008.

Right-to-use annual payments paid by customers under the terms of the right-to-use contracts are deferred and recognized ratably over the one-year period in which the services are provided.

Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.

(o)	Non-Controlling Interests

Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. Such ownership percentage is calculated by dividing the number of Common OP Units held by the Common OP Unitholders (4,914,040 and 5,366,741 at December 31, 2009 and 2008, respectively) by the total OP Units held the Common OP Unitholders and the Company. Issuance of additional shares of common stock or Common OP Units changes the percentage ownership of both the Non-controlling interests — Common OP Units and the Company.

Due in part to the exchange rights (which provide for the conversion of Common OP Units into shares of common stock on a one-for-one basis), such transactions and the proceeds there from are treated as capital transactions and result in an allocation between stockholders’ equity and Non-controlling Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

In accordance with the Codification Topic “Consolidation” (“FASB ASC 810”) (prior authoritative guidance: Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements”), effective January 1, 2009, the Company, for all periods presented, has reclassified the non-controlling interest for Common OP Units, approximately $17.5 million as of December 31, 2008, from the mezzanine section under Total Liabilities to the Equity section of the consolidated balance sheets. The caption Common OP Units on the consolidated balance sheets also includes $0.5 million of private REIT Subsidiaries preferred stock. Based on the Company’s analysis, Perpetual Preferred OP Units remain in the mezzanine section. The presentation of income allocated to Common OP Units, approximately $4.3 million and $7.7 million for the years ended December 31, 2008 and 2007, respectively, and Perpetual Preferred OP Units, approximately $16.1 million for the years ended December 31, 2008 and 2007, on the consolidated statements of operations has been moved to the bottom of the statement prior to Net income available to Common Shares.

(p)	Income Taxes

Due to the structure of the Company as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT, but the Company is still subject to certain foreign, state and local income, excise or franchise taxes. In addition, the Company has several taxable REIT subsidiaries which are subject to federal and state income taxes at regular corporate tax rates.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2 —	Summary of Significant Accounting Policies (continued)

The Company expensed federal, foreign, state and local taxes of approximately $0.6 million, $0.4 million and $0.4 million for the years ended December 31, 2009, 2008, and 2007, respectively, which includes taxes payable from activities managed through taxable REIT subsidiaries (“TRSs”). Overall, the TRSs have federal net operating loss carryforwards. No net tax benefits have been recorded by the TRSs since it is not considered more likely than not that the deferred tax asset related to the TRSs net operating loss carryforwards will be utilized.

The Company adopted the provisions of Codification Topic “Income Taxes” (“FASB 740”) (prior authoritative guidance: Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”) on January 1, 2007. The adoption of FASB 740 resulted in no impact to the Company’s consolidated financial statements. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

As of December 31, 2009, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $1.4 billion (unaudited) and $24.5 million (unaudited), respectively.

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

The Company adopted the fair-value-based method of accounting for share-based payments pursuant to Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”) and FASB ASC 718. The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees (see Note 14 in the Notes to Consolidated Financial Statements contained in this Form 10-K).

(s)	Recent Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” the current authoritative guidance of which is the Codification Sub-Topic “Subsequent Events” (“FASB ASC 855-10”). FASB ASC 855-10 seeks to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The Statement sets forth the period and circumstances after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Statement applies to interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10 has had no material effect on the Company’s financial statements. Our management evaluated for subsequent events through the time of our filing on February 25, 2010.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” the current authoritative guidance of which is the Codification Topic “Consolidation” (“FASB ASC 810”). FASB ASC 810 seeks to improve financial reporting by enterprises involved

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2 —	Summary of Significant Accounting Policies (continued)

with variable interest entities. The Statement addresses the effects on certain provisions of FASB ASC 810-10-15, Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets. It also discusses the application of certain key provisions of FASB ASC 810-10-15, including those in which the accounting and disclosures under FASB ASC 810-10-15 do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company does not believe that the adoption of FASB ASC 810 will have a material impact on its consolidated financial statements.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). The Statement identifies the sources of accounting principles and framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. The purpose is to remove the focus of setting the GAAP hierarchy from the auditor and giving the entity the responsibility of setting the GAAP hierarchy. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 did not have a material impact on the Company’s consolidated financial statements.

(t)	Reclassifications

Certain 2007 and 2008 amounts have been reclassified to conform to the 2009 presentation. This reclassification had no material effect on the consolidated balance sheets or statement of operations of the Company.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	Years Ended December 31,
	2009	2008	2007

Numerators:
Income from Continuing Operations:
Income from continuing operations — basic	$29,819	$18,157	$22,160
Amounts allocated to dilutive securities	5,433	4,265	5,322

Income from continuing operations — fully diluted	$35,252	$22,422	$27,482

Income from Discontinued Operations:
Income from discontinued operations — basic	$4,186	$146	$9,942
Amounts allocated to dilutive securities	680	32	2,383

Income from discontinued operations — fully diluted	$4,866	$178	$12,325

Net Income Available for Common Shares:
Net income available for Common Shares — basic	$34,005	$18,303	$32,102
Amounts allocated to dilutive securities	6,113	4,297	7,705

Net income available for Common Shares — fully diluted	$40,118	$22,600	$39,807

Denominator:
Weighted average Common Shares outstanding — basic	27,583	24,466	24,089
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares Shares	5,075	5,674	5,870
Employee stock options and restricted shares	286	358	455

Weighted average Common Shares outstanding — fully diluted	32,944	30,498	30,414

Note 4 —	Common Stock and Other Equity Related Transactions

On May 18, 2007 the stockholders approved the increase of authorized common stock from 50,000,000 to 100,000,000.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 4 —	Common Stock and Other Equity Related Transactions (continued)

The following table presents the changes in the Company’s outstanding common stock for the years ended December 31, 2009, 2008 and 2007 (excluding OP Units of 4,914,040, 5,366,741, and 5,836,043 outstanding at December 31, 2009, 2008, and 2007, respectively):

	2009	2008	2007

Shares outstanding at January 1,	25,051,322	24,348,517	23,928,652
Common stock issued through conversion of OP Units	448,501	469,302	254,025
Common stock issued through exercise of options	213,721	169,367	143,841
Common stock issued through stock grants	27,000	50,000	18,000
Common stock issued through ESPP and DRIP	34,769	32,184	22,820
Common stock repurchased and retired	(24,568)	(18,048)	(18,821)
Common stock issued through stock offering	4,600,000	—	—

Shares outstanding at December 31,	30,350,745	25,051,322	24,348,517

As of December 31, 2009 and 2008, the Company’s percentage ownership of the Operating Partnership was approximately 86.1% and 82.4%, respectively. The remaining approximately 13.9% and 17.6%, respectively, was owned by the Common OP Unitholders.

The following regular quarterly distributions have been declared and paid to common stockholders and non-controlling interests since January 1, 2007:

	For the Quarter	Stockholder
Distribution Amount Per Share	Ending	Record Date	Payment Date

$0.1500	March 31, 2007	March 30, 2007	April 13, 2007
$0.1500	June 30, 2007	June 29, 2007	July 13, 2007
$0.1500	September 30, 2007	September 28, 2007	October 12, 2007
$0.1500	December 31, 2007	December 28, 2007	January 11, 2008

$0.2000	March 31, 2008	March 28, 2008	April 11, 2008
$0.2000	June 30, 2008	June 27, 2008	July 11, 2008
$0.2000	September 30, 2008	September 26, 2008	October 10, 2008
$0.2000	December 31, 2008	December 26, 2008	January 9, 2009

$0.2500	March 31, 2009	March 27, 2009	April 10, 2009
$0.2500	June 30, 2009	June 26, 2009	July 10, 2009
$0.3000	September 30, 2009	September 25, 2009	October 9, 2009
$0.3000	December 31, 2009	December 24, 2009	January 8, 2010

The Company adopted the 1997 Non-Qualified Employee Stock Purchase Plan (“ESPP”) in July 1997. Pursuant to the ESPP, as amended on May 3, 2006, certain employees and directors of the Company may each annually acquire up to $250,000 of common stock of the Company. The aggregate number of shares of common stock available under the ESPP shall not exceed 1,000,000, subject to adjustment by the Company’s Board of Directors. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period; and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2009 and 2008 were 34,450 and 31,770, respectively.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 4 —	Common Stock and Other Equity Related Transactions (continued)

On June 29, 2009, the Company issued 4.6 million shares of common stock in an equity offering for proceeds of approximately $146.4 million, net of offering costs.

Note 5 —	Investment in Real Estate

Investment in Real Estate is comprised of (amounts in thousands):

Properties Held for Long Term

	December 31,	December 31,
	2009	2008

Investment in real estate:
Land	$543,613	$539,702
Land improvements	1,741,142	1,715,627
Buildings and other depreciable property	248,907	222,699

	2,533,662	2,478,028
Accumulated depreciation	(628,839)	(557,001)

Net investment in real estate	$1,904,823	$1,921,027

Properties Held for Sale

	December 31,	December 31,
	2009	2008

Investment in real estate:
Land	$1,109	$2,277
Land improvements	3,301	10,125
Buildings and other depreciable property	143	591

	4,553	12,993
Accumulated depreciation	(929)	(4,103)

Net investment in real estate	$3,624	$8,890

Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Buildings and other depreciable property consist of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, rental units and furniture, fixtures and equipment. See Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-K for disclosure regarding the reclassification of resort cottage inventory to Buildings and other depreciable property during the year ended December 31, 2009.

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

these Properties from unaffiliated third parties. During the years ended December 31, 2009, 2008 and 2007, the Company acquired the following Properties (dollars in millions):

1) During the year ended December 31, 2009, we acquired the remaining 75% interests in the following three Diversified Portfolio joint ventures known as:

				Real	Debt		Net
Closing Date	Property	Location	Total Sites	Estate	Assumed		Equity

February 13, 2009	Plymouth Rock	Elkhart Lake, WI	609	$10.7	$6.4	(a)	$4.3
February 13, 2009	Robin Hill	Lenhartsville, PA	270	5.0	3.5		1.5
February 13, 2009	Sun Valley	Brownsville, PA	265	3.5	1.9		1.6

(a)	Net of approximately $1.1 million of mark-to-market discount.

2) During the year ended December 31, 2008, we acquired the following Properties:

				Real		Net
Closing Date	Property	Location	Total Sites	Estate	Debt	Equity

January 14, 2008	Grandy Creek	Concrete, WA	179	$1.8	$—	$1.8
January 23, 2008	Lake George Schroon Valley	Warrensburg, NY	151	2.1	—	2.1

3) During the year ended December 31, 2007, we acquired the following Properties:

				Real			Net
Closing Date	Property	Location	Total Sites	Estate	Debt		Equity

January 29, 2007	Mesa Verde (a)	Yuma, AZ	345	$5.9	$3.5		$2.4
June 27, 2007	Winter Garden (a)	Winter Garden, FL	350	10.9	4.0		6.9
August 3, 2007	Pine Island	St. James City, FL	363	6.5	—		6.5
September 26, 2007	Santa Cruz RV Ranch	Scotts Valley, CA	106	5.5	—		5.5
October 11, 2007	Tuxbury Resort	Amesbury, MA	305	7.3	1.1	(b)	6.1

(a)	Purchased remaining 75% interest in the two Diversified Investments joint venture Properties above, in which we had an existing 25% joint venture ownership interest of $0.7 million. The gross purchase price for Mesa Verde includes $0.3 million in prepaid rent.

(b)	Net of approximately $0.1 million of mark-to-market adjustment.

Investment in real estate also increased due to the consolidation of the Bar Harbor joint venture as of December 31, 2007. See Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-K.

We actively seek to acquire additional Properties and currently are engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages, which may include contracts outstanding, to acquire certain Properties, which are subject to satisfactory completion of our due diligence review.

As of December 31, 2009, the Company has one Property designated as held for disposition pursuant to FASB ASC 360-10-35. The Company determined that this Property no longer met its investment criteria. As such, the results from operations of this Property is classified as income from discontinued operations. The Property classified as held for disposition is listed in the table below.

Property	Location	Sites

Creekside	Wyoming, MI	165

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 5 —	Investment in Real Estate (continued)

On December 29, 2009, a deed-in-lieu of foreclosure agreement, signed by the Company was sent to the loan servicer regarding our nonrecourse mortgage loan of approximately $3.6 million secured by Creekside. See Note 18 in the Notes to Consolidated Financial Statements contained in this Form 10-K.

During the three years ended December 31, 2009, the Company sold the following Properties. Except for Caledonia, the operating results have been reflected in discontinued operations.

1)	On July 20, 2009, we sold Casa Village, a 490-site manufactured home Property in Billings, Montana for a stated purchase price of approximately $12.4 million. The buyer assumed $10.6 million of mortgage debt that had a stated interest rate of 6.02% and was schedule to mature in 2013. The Company recognized a gain on the sale of approximately $5.1 million. Cash proceeds from the sale, net of closing costs, were approximately $1.1 million.

2)	On April 17, 2009, we sold Caledonia, a 247-site resort Property in Caledonia, Wisconsin, for proceeds of approximately $2.2 million. The Company recognized a gain on sale of approximately $0.8 million which is included in Income from other investments, net. In addition, we received approximately $0.3 million of deferred rent due from the previous tenant.

3)	On November 30, 2007, we sold Holiday Village, a 519-site all-age manufactured home Property in Sioux City, Iowa for approximately $2.6 million and a gain of approximately $0.6 million.

4)	On July 6, 2007, the Company sold Del Rey, a 407-site manufactured home Property in Albuquerque, New Mexico, for proceeds of approximately $13.0 million and recognized a gain on sale of approximately $6.9 million. The proceeds were deposited in a tax-deferred exchange account and the proceeds were subsequently used for the acquisition of Pine Island and Tuxbury Resort discussed above.

5)	On January 10, 2007, the Company sold, Lazy Lakes, a 100-site resort Property in the Florida Keys for proceeds of approximately $7.7 million and recognized a gain on sale of approximately $4.6 million. The proceeds were deposited in a tax-deferred exchange account and were subsequently used for the acquisitions of Winter Garden and Mesa Verde discussed above.

The following table summarizes the combined results of operations of Properties held for sale or sold during the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	2009	2008	2007

Rental income	$1,424	$2,121	$3,020
Utility and other income	96	155	243

Property operating revenues	1,520	2,276	3,263
Property operating expenses	(758)	(1,101)	(1,972)

Income from property operations	762	1,175	1,291
Income (loss) from home sales operations	22	8	(65)
Interest and amortization	(604)	(926)	(937)
Gain (loss) on real estate	4,686	(79)	12,036

Income from discontinued operations	$4,866	$178	$12,325

Note 6 —	Investment in Joint Ventures

The Company recorded approximately $2.9 million and $3.8 million of equity in income from unconsolidated joint ventures, net of approximately $1.3 million and $1.8 million of depreciation expense for the years ended December 31, 2009 and 2008, respectively. The Company received approximately $2.9 million and

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 6 —	Investment in Joint Ventures (continued)

$4.2 million in distributions from such joint ventures for the years ended December 31, 2009 and 2008, respectively. Approximately $2.9 million and $3.7 million of such distributions were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008, respectively. The remaining distributions were classified as a return of capital and classified as investing activities on the Consolidated Statements of Cash Flows. Approximately $1.3 million and $2.7 million of the distributions received in the years ended December 31, 2009 and 2008, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures. Distributions include amounts received from the sale or liquidation of equity in joint venture investments.

On February 13, 2009, the Company purchased the remaining 75% interest in the Diversified Portfolio joint venture Properties in which we had an existing 25% joint venture interest. The Properties are known as Robin Hill in Lenhartsville, Pennsylvania, Sun Valley in Bowmansville, Pennsylvania and Plymouth Rock in Elkhart Lake, Wisconsin. Also on February 13, 2009, the Company sold its 25% interest in the Diversified Portfolio joint ventures known as Round Top, in Gettysburg, Pennsylvania and Pine Haven in Ocean View, New Jersey. A gain on sale of approximately $1.1 million was recognized and is included in equity in income from unconsolidated joint ventures.

During the year ended December 31, 2008, the Company invested approximately $5.7 million to acquire an additional 25% interest in Voyager RV Resort, increasing the Company’s ownership interest to 50%. The additional investment was determined on a total purchase price of $50.5 million and mortgage debt of $22.5 million. The Company exercised its option to acquire the remaining percentage of Bar Harbor joint venture from its joint venture partner. Under the formula provided for in the call option section of the joint venture agreement, no additional consideration was required to be paid to exercise the option and the Company now owns 100% of the three Bar Harbor Properties. The Company sold its 25% interest in the four Morgan Portfolio joint ventures known as New Point in New Point, Virginia, Virginia Park in Old Orchard Beach, Maine, Club Naples in Naples, Florida and Gwynn’s Island in Gwynn, Virginia, for a sales price of approximately $2.1 million. The sales price for the four Morgan Portfolio joint ventures was based on a total sales price of approximately $25.7 million net of mortgage debt of approximately $17.2 million. A gain on the sale of approximately $1.6 million was recognized. The Company also received approximately $0.4 million held for the initial investment in one of the Morgan Properties.

During the year ended December 31, 2008, the Company received approximately $4.2 million in distributions from our joint ventures. $3.7 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $0.5 million were classified as a return of capital and were included in investing activities and were related to the sale of the Company’s 25% interest in four of our joint venture Properties. Approximately $2.7 million of the distributions received exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures. Of these distributions, $0.6 million relates to the gain on the payoff of our share of seller financing in excess of our joint venture basis on one Lakeshore investment.

During the year ended December 31, 2007, the Company invested approximately $2.7 million in developing one of the Bar Harbor joint venture Properties, which resulted in an increase of the Company’s ownership interest per the joint venture agreement. As of December 31, 2007, the Bar Harbor joint venture had been consolidated with the operations of the Company as the Company had determined that as of December 31, 2007 we are the primary beneficiary by applying the standards of FASB ASC 810-10-15. This consolidation had decreased the Company’s investment in joint venture by approximately $11.1 million, with an offsetting increase in investment in real estate.

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

The following table summarizes the Company’s investment in unconsolidated joint ventures (with the number of Properties shown parenthetically for the years ended December 31, 2009 and 2008, respectively):

					Investment as of		JV Income For Year Ended
		Number	Economic		December 31,	December 31,	December 31,	December 31,	December 31,
Investment	Location	of Sites	Interest(a)		2009	2008	2009	2008	2007

Meadows Investments	Various (2,2)	1,027	50%		$245	$406	$877	$838	$698
Lakeshore Investments	Florida (2,2)	342	65%		133	110	277	890	276
Voyager	Arizona (1,1)	1,706	50	%(b)	8,732	8,953	550	470	313
Other Investments	Various (0,5)(c)	—	25%		332	207	1,192	1,555	1,409

		3,075			$9,442	$9,676	$2,896	$3,753	$2,696

(a)	The percentages shown approximate the Company’s economic interest as of December 31, 2009. The Company’s legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort. A 25% interest in the utility plant servicing the Property is included in Other Investments.

(c)	In February 2009, the Company sold its 25% interest in two Diversified Portfolio joint ventures.

Note 7 —	Inventory

The following table sets forth Inventory as of the years ended December 31, 2009 and 2008 (amounts in thousands):

	December 31, 2009	December 31, 2008

New homes(1)	$174	$8,436
Used homes(2)	—	312
Other (3)	2,790	4,651

Total inventory (4)	2,964	13,399
Inventory reserve	—	(465)

Inventory, net of reserves	$2,964	$12,934

(1)	Includes 18 and 261 new units for the years ended December 31, 2009 and 2008, respectively.

(2)	Includes zero and 27 used units for the years ended December 31, 2009 and 2008, respectively.

(3)	Other inventory primarily consists of merchandise inventory.

(4)	Includes zero and $0.3 million in discontinued operations as of December 31, 2009 and 2008, respectively.

During the year ended December 31, 2009, $6.7 million of new and used resort cottage inventory and related reserves were reclassified to fixed assets. During the year ended December 31, 2008, $57.8 million of manufactured home inventory, including reserves of approximately $0.8 million, was reclassified to Buildings

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 7 —	Inventory (continued)

and other depreciable property. The inventory reclassified is primarily rented to customers on an annual basis. The reclassification was made to reflect the current use of the resources as rental units.

Note 8 —	Notes Receivable

As of December 31, 2009 and December 31, 2008, the Company had approximately $30.0 million and $31.8 million in notes receivable, respectively. As of December 31, 2009 and 2008, the Company has approximately $10.4 million and $12.0 million, respectively, in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 8.8%, have an average term and amortization of 3 to 20 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of approximately $0.3 million and $0.2 million as of December 31, 2009 and December 31, 2008, respectively. During the year ended December 31, 2009 and 2008, approximately $1.0 million and $1.5 million, respectively, was repaid and an additional $0.5 million and $4.3 million, respectively, was loaned to customers.

As of December 31, 2009 and December 31, 2008, the Company had approximately $17.4 million and $19.5 million, respectively, of Contracts Receivables, including allowances of approximately $1.2 million and $0.3 million, respectively. These Contracts Receivables represent loans to customers who have purchased right-to-use contracts. The Contracts Receivable yield interest at a per annum average rate of 16.5%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the period ended December 31, 2009 and 2008, approximately $9.6 million and $4.0 million, respectively, was repaid and an additional $8.0 million and $4.0 million, respectively, was loaned to customers.

As of December 31, 2009 and 2008, the Company had approximately $0.2 million and $0.4 million respectively, in notes, which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with partnership interests in certain joint ventures.

As of December 31, 2009 and 2008, the Company had approximately $2.0 million and zero, respectively, in notes, which bear interest at a per annum rate of 11.0% and matures on July 6, 2010. The note is collateralized by first priority mortgages on four resort properties.

Note 9 —	Long-Term Borrowings

Secured Debt

As of December 31, 2009 and December 31, 2008, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $1,542.5 million and $1,555 million, respectively, and approximately $4 million and $14 million of mortgage indebtedness as of December 31, 2009 and December 31, 2008, respectively, on Properties held for sale. The weighted average interest rate on this mortgage indebtedness for the years ended December 31, 2009 and December 31, 2008 was approximately 6.1% per annum and 5.9% per annum, respectively. The debt bears interest at rates of 5.0% to 10.0% per annum and matures on various dates ranging from 2010 to 2019. Included in our December 31, 2008 debt balance are three capital leases with balances of approximately $6.7 million with imputed interest rates of 13.1% per annum. The outstanding balances on these capital leases were paid off on July 1, 2009. The debt encumbered a total of 140 and 151 of the Company’s Properties as of December 31, 2009 and December 31, 2008, and the carrying value of such Properties was approximately $1,680 million and $1,694 million, respectively, as of such dates.

As of December 31, 2009 and 2008, the Company has outstanding debt secured by certain manufactured homes of $1.5 million and $0 million, respectively. This financing provided by the manufactured home dealer requires monthly payments, bears interest at 8.5% and matures on the earlier of: 1) the date the home is sold, or 2) November 20, 2016.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 9 —	Long-Term Borrowings (continued)

Financing, Refinancing and Early Debt Retirement

2009 activity

During the year ended December 31, 2009, the Company closed on approximately $107.5 million of new financing, on six manufactured home properties, with a weighted average interest rate of 6.32%. We used the proceeds from the financing to pay-off approximately $106.7 million on 20 Properties, with a weighted average interest rate of 7.36%. During December 2009, we borrowed approximately $1.5 million which is secured by individual manufactured homes.

On February 13, 2009, in connection with the acquisition of the remaining 75% interests in the Diversified Portfolio joint venture, we assumed mortgages of approximately $12.9 million with a value of approximately $11.9 million.

On December 17, 2009, the Company paid off the $2 million unsecured note payable to Privileged Access.

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

Unsecured Loans

We have two unsecured Lines of Credit (“LOC”) of $350 million and $20 million that bear interest at a rate of LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. The weighted average interest rate for the year ended December 31, 2009 for our unsecured debt was approximately 1.7% per annum. During the year ended December 31, 2009, we borrowed $50.9 million and paid down $143.9 million on the lines of credit for a net pay-down of $93.0 million. As of December 31, 2009, there were no amounts outstanding on the line of credit.

Other Loans

Aggregate payments of principal on long-term borrowings for each of the next six years and thereafter are as follows (amounts in thousands):

Year	Amount

2010	$203,663
2011	75,719
2012	21,806
2013	121,685
2014	200,829
2015	533,392
Thereafter	391,598
Net unamortized premiums	(791)

Total	$1,547,901

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 9 —	Long-Term Borrowings (continued)

Note 10 —	Deferred Revenue-sale of right-to-use contracts and Deferred Commission Expense

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

Components of the change in deferred revenue-sale of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	2009	2008

Deferred revenue — sale of right-to-use contracts, as of January 1,	$10,611	$—
Deferral of new right-to-use contracts	21,526	10,951
Deferred revenue recognized	(2,644)	(340)

Net increase in deferred revenue	18,882	10,611

Deferred revenue — sale of right-to-use contracts, as of December 31,	$29,493	$10,611

Deferred commission expense, as of January 1,	$3,644	$—
Costs deferred	6,550	3,756
Amortization of deferred costs	(821)	(112)

Net increase in deferred commission expense	5,729	3,644

Deferred commission expense, December 31,	$9,373	$3,644

Note 11 —	Lease Agreements

The leases entered into between the customer and the Company for the rental of a site are generally month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Non-cancelable long-term leases are in effect at certain sites within approximately 31 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. Future minimum rents are scheduled to be received under non-cancelable tenant leases at December 31, 2009 as follows (amounts in thousands):

Year	Amount

2010	$68,068
2011	70,232
2012	49,950
2013	26,867
2014	16,363
Thereafter	36,744

Total	$268,224

Note 12 —	Ground Leases

The Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the year ended December 31, 2009, ground lease rent was approximately $1.9 million and for the years ended December 31, 2008 and 2007, ground lease rent was

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 12 —	Ground Leases (continued)

approximately $1.8 million and $1.6 million, respectively. Minimum future rental payments under the ground leases as of December 31, 2009 as follows (amounts in thousands):

Year	Amount

2010	$1,917
2011	1,910
2012	1,917
2013	1,914
2014	1,915
Thereafter	18,660

Total	$28,233

Note 13 —	Transactions with Related Parties

Privileged Access

On August 14, 2008, the Company closed on the PA Transaction by acquiring substantially all of the assets and assumed certain liabilities of Privileged Access for an unsecured note payable of $2.0 million which was paid off during the year ended December 31, 2009. Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. At closing, approximately $4.8 million of Privileged Access cash was deposited into an escrow account for liabilities that Privileged Access has retained. The balance in the escrow account as of December 31, 2009 was approximately $1.9 million.

Mr. McAdams, the Company’s President effective January 1, 2008, owns 100% of Privileged Access. The Company has entered into an employment agreement effective as of January 1, 2008 (the “Employment Agreement”) with Mr. McAdams which provides for an initial term of three years, but such Employment Agreement can be terminated at any time. The Employment Agreement provides for a minimum annual base salary of $0.3 million, with the option to receive an annual bonus in an amount up to three times his base salary. Mr. McAdams is also subject to a non-compete clause and to mitigate potential conflicts of interest shall have no authority, on behalf of the Company and its affiliates, to enter into any agreement with any entity controlling, controlled by or affiliated with Privileged Access. Prior to forming Privileged Access, Mr. McAdams was a member of our Board of Directors from January 2004 to October 2005. Simultaneous with his appointment as president of Equity Lifestyle Properties, Inc., Mr. McAdams resigned as Privileged Access’s Chairman, President and CEO. However, he was on the board of PATT Holding Company, LLC (“PATT”), until the entity was dissolved in 2008.

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

Privileged Access had the following substantial business relationships with the Company, which were all terminated with the closing of the PA Transaction on August 14, 2008. As of both December 31, 2009 and

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 13 —	Transactions with Related Parties (continued)

December 31, 2008, there were no payments owed to the Company or by the Company with respect to the relationships described below.

•	Prior to August 14, 2008, the Company was leasing approximately 24,300 sites at 82 resort Properties (which includes 60 Properties operated by a subsidiary of Privileged Access known as the “TT Portfolio”) to Privileged Access or its subsidiaries. For the years ended December 31, 2009, 2008, and 2007 we recognized zero, $15.8 million, and $20.5 million, respectively, in rent from these leasing arrangements. The lease income is included in Income from other investments, net in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2009 and December 31, 2008, the Company reimbursed zero and approximately $2.7 million, respectively, to Privileged Access for capital improvements.

•	Effective January 1, 2008, the leases for these Properties provided for the following significant terms: a) annual fixed rent of approximately $25.5 million, b) annual rent increases at the higher of Consumer Price Index (“CPI”) or a renegotiated amount based upon the fair market value of the Properties, c) expiration date of January 15, 2020, and d) two 5-year extension terms at the option of Privileged Access. The January 1, 2008 lease for the TT Portfolio also included provisions where the Company paid Privileged Access $1 million for entering into the amended lease. The $1 million payment was being amortized on a pro-rata basis over the remaining term of the lease as an offset to the annual lease payments and the remaining balance at August 14, 2008 of $0.9 million was expensed and is included in Income from other investments, net during the year ended December 31, 2008.

The Company had subordinated its lease payment for the TT Portfolio to a bank that loaned Privileged Access $5 million. The Company acquired this loan as part of the PA Transaction and paid off the loan during the year ended December 31, 2008.

•	From June 12, 2006 through July 14, 2008, Privileged Access had leased 130 cottage sites at Tropical Palms, a resort Property located near Orlando, Florida. For the years ended December 31, 2009 and 2008, we earned no rent and approximately $0.8 million, respectively, in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statements of Operations. The Tropical Palms lease expired on July 15, 2008, and the entire property was leased to a new independent operator for 12 years.

•	On April 14, 2006, the Company loaned Privileged Access approximately $12.3 million at a per annum interest rate of prime plus 1.5%, maturing in one year and secured by Thousand Trails membership sales contract receivables. The loan was fully paid off during the quarter ended September 30, 2007.

•	The Company previously leased 40 to 160 sites at three resort Properties in Florida, to a subsidiary of Privileged Access from October 1, 2007 until August 14, 2008. The sites varied during each month of the lease term due to the seasonality of the resort business in Florida. For the year ended December 31, 2008, we recognized less than $0.2 million in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statements of Operations.

•	The Company previously leased 40 to 160 sites at Lake Magic, a resort Property in Clermont, Florida, to a subsidiary of Privileged Access from December 15, 2006 until September 30, 2007. The sites varied during each month of the lease term due to the seasonality of the resort business in Florida. For the years ended December 31, 2009 and December 31, 2008, we recognized zero and approximately $0.2 million, respectively, in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statements of Operations.

•	The Company had an option to purchase the subsidiaries of Privileged Access, including TT, beginning on April 14, 2009, at the then fair market value, subject to the satisfaction of a number of significant

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 13 —	Transactions with Related Parties (continued)

contingencies (“ELS Option”). The ELS Option terminated with the closing of the PA Transaction on August 14, 2008. The Company had consented to a fixed price option where the Chairman of PATT could acquire the subsidiaries of Privileged Access anytime before December 31, 2011. The fixed price option also terminated on August 14, 2008.

•	Privileged Access and the Company previously agreed to certain arrangements in which we utilized each other’s services. Privileged Access assisted the Company with functions such as: call center management, property management, information technology, legal, sales and marketing. During the years ended December 31, 2009 and December 31, 2008, the Company incurred no expense and approximately $0.6 million, respectively, for the use of Privileged Access employees. The Company received approximately $0.1 million from Privileged Access for Privileged Access use of certain Company information technology resources during the year ended December 31, 2008. The Company and Privileged Access engaged a third party to evaluate the fair market value of such employee services.

In addition to the arrangements described above, the Company had the following smaller arrangements with Privileged Access. In each arrangement, the amount of income or expense, as applicable, recognized by the Company for the year ended December 31, 2009 is zero and were less than $0.2 million for the year ended December 31, 2008. There are no amounts due under these arrangements as of December 31, 2009 or December 31, 2008.

•	Since November 1, 2006, the Company leased 41 to 44 sites at 22 resort Properties to Privileged Access (the “Park Pass Lease”). The Park Pass Lease terminated with the closing of the PA Transaction on August 14, 2008.

•	The Company and Privileged Access entered into a Site Exchange Agreement beginning September 1, 2007 and ending May 31, 2008. Under the Site Exchange Agreement, the Company allowed Privileged Access to use 20 sites at an Arizona resort Property known as Countryside. In return, Privileged Access allowed the Company to use 20 sites at an Arizona resort Property known as Verde Valley Resort (a property in the TT Portfolio).

•	The Company and Privileged Access entered into a Site Exchange Agreement for a one-year period beginning June 1, 2008 and ending May 31, 2009. Under the Site Exchange Agreement, the Company allowed Privileged Access to use 90 sites at six resort Properties. In return, Privileged Access allowed the Company to use 90 sites at six resort Properties leased to Privileged Access. The Site Exchange Agreement was terminated with the closing of the PA Transaction on August 14, 2008.

•	On September 15, 2006, the Company and Privileged Access entered into a Park Model Sales Agreement related to a Texas resort Property in the TT Portfolio known as Lake Conroe. Under the Park Model Sales Agreement, Privileged Access was allowed to sell up to 26 park models at Lake Conroe. Privileged Access was obligated to pay the Company 90% of the site rent collected from the park model buyer. All 26 homes have been sold as of December 31, 2007. The Park Model Sales Agreement terminated with the closing of the PA Transaction on August 14, 2008.

•	The Company advertises in Trailblazer magazine that was published by a subsidiary of Privileged Access prior to August 14, 2008. Trailblazer is an award-winning recreational lifestyle magazine for active campers, which is read by more than 65,000 paid subscribers. Beginning on August 14, 2008, the Company began publishing Trailblazer in accordance with the terms of the PA Transaction.

•	On July 1, 2008, the Company and Privileged Access entered into an agreement, where Privileged Access sold the Company’s used resort cottages at certain Properties leased to Privileged Access. The Company paid Privileged Access a commission for selling the inventory and the agreement was terminated on August 14, 2008.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 13 —	Transactions with Related Parties (continued)

•	On April 1, 2008, the Company entered into a lease for a corporate apartment located in Chicago, Illinois for use by Mr. McAdams and other employees of the Company and Privileged Access. The Company paid monthly rent payments, plus utilities and housekeeping expenses and Mr. McAdams reimbursed the Company for a portion of the rent. Prior to August 14, 2008, Privileged Access reimbursed the Company for a portion of the rent and utilities and housekeeping expenses. Such lease terminated on December 31, 2008.

Corporate headquarters

The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, the Company’s Chairman of the Board. Payments made in accordance with the lease agreement to this entity amounted to approximately $1.0 million, $0.6 million, and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, approximately $60,000 and $62,000, respectively, were accrued with respect to this office lease.

Other

In January 2009, the Company entered into a consulting agreement with the son of Mr. Howard Walker, to provide assistance with the Company’s internet web marketing strategy. Mr. Walker is Vice-Chairman of the Company’s Board of Directors. The consulting agreement was for a term of six months at a total cost of no more than $48,000 and expired on June 30, 2009.

Note 14 —	Stock Option Plan and Stock Grants

The Company’s Stock Option and Stock Award Plan (the “Plan”) was adopted in December 1992 and amended and restated from time to time, most recently effective March 23, 2001. Pursuant to the Plan, officers, directors, employees and consultants of the Company are offered the opportunity (i) to acquire shares of common stock through the grant of stock options (“Options”), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Internal Revenue Code; and (ii) to be awarded shares of common stock (“Restricted Stock Grants”), subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of the Company’s Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 2009 to officers, employees and consultants, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. Stock Options are awarded at the New York Stock Exchange closing price of the Company’s common stock on the grant date. A maximum of 6,000,000 shares of common stock are available for grant under the Plan and no more than 250,000 shares may be subject to grants to any one individual in any calendar year.

Grants under the Plan are made by the Compensation Committee, which determines the individuals eligible to receive awards, the types of awards, and the terms, conditions and restrictions applicable to any award. In addition, the terms of two specific types of awards are contemplated under the Plan:

•	The first type of award is a grant of Options or Restricted Stock Grants of common stock made to each member of the Board at the meeting held immediately after each annual meeting of the Company’s stockholders. Generally, if the director elects to receive Options, the grant will cover 10,000 shares of common stock at an exercise price equal to the fair market value on the date of grant. If the director elects to receive a Restricted Stock Grant of common stock, he or she will receive an award of 2,000 shares of

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 14 —	Stock Option Plan and Stock Grants (continued)

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

The Company adopted FASB ASC 718 on July 1, 2005, which replaced SFAS 123. Since the Company had chosen to use the modified-prospective method for recognizing stock-based compensation and uses the Black-Scholes-Merton Model for valuing the options, the result of the adoption had no material impact of the Company’s results of operations or financial position.

Restricted Stock Grants

On February 1, 2010, the Company awarded Restricted Stock Grants for 74,665 shares of common stock to certain members of senior management of the Company. These Restricted Stock Grants vest on December 31, 2010. The fair market value of these Restricted Stock Grants was approximately $3.7 million as of the date of grant and is recorded as a compensation expense and paid in capital over the vesting period.

In 2008, the Company awarded Restricted Stock Grants for 30,000 shares of common stock to Joe McAdams in accordance with the terms of his Employment Agreement. These Restricted Stock Grants vest over two years with one-third vesting on January 4, 2008, one-third vesting on January 1, 2009 and one-third vesting on January 1, 2010. The fair market value of these Restricted Stock Grants was approximately $1.3 million as of the date of grant and is recorded as compensation expense and paid in capital over the two-year vesting period.

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

In 2009, 2008 and 2007, the Company awarded Restricted Stock Grants for 27,000, 20,000, and 18,000 shares of common stock, respectively, to directors with a fair market value of approximately $1,025,000, $929,000, and $984,000 in 2009, 2008 and 2007, respectively.

The Company recognized compensation expense of approximately $4.1 million, $4.6 million and $3.7 million related to Restricted Stock Grants in 2009, 2008 and 2007, respectively. Compensation expense to be recognized subsequent to December 31, 2009 for Restricted Stock Grants not yet vested was approximately $0.8 million, which is expected to be recognized over a weighted average term of 0.7 years.

Stock Options

The fair value of each grant is estimated on the grant date using the Black-Scholes-Merton model. The following table includes the assumptions that were made and the estimated fair values:

Assumption	2009	2008	2007

Dividend yield	2.5%	5.5%	5.8%
Risk-free interest rate	2.8%	3.7%	4.7%
Expected life	7 years	4 years	4 years
Expected volatility	21.0%	16.9%	15.6%

Estimated Fair Value of Options Granted	$410,972	$516,904	$705,554

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 14 —	Stock Option Plan and Stock Grants (continued)

A summary of the Company’s stock option activity, and related information for the years ended December 31, 2009, 2008 and 2007 follows:

			Weighted
		Weighted	Average
		Average	Outstanding
	Shares Subject	Exercise Price	Contractual
	to Options	Per Share	Life (in years)

Balance at December 31, 2006	968,593	$24.85
Options granted	165,000	54.86
Options exercised	(143,854)	57.86
Options canceled	(1,200)	17.60

Balance at December 31, 2007	988,539	30.88	5.1
Options granted	135,000	44.36
Options exercised	(169,367)	45.24
Options canceled	(400)	16.38	5.4

Balance at December 31, 2008	953,772	34.92
Options granted	102,800	37.70
Options exercised	(213,721)	43.34
Options canceled	(1,000)	15.69

Balance at December 31, 2009	841,851	39.94	6.0

Exercisable at December 31, 2009	728,315	39.88	5.6

As of December 31, 2009, 2008 and 2007, 970,442 shares, 1,099,242 shares and 1,283,842 shares remained available for grant, respectively; of these 573,525 shares, 600,525 shares and 650,525 shares, respectively, remained available for Restricted Stock Grants.

Note 15 —	Preferred Stock

The Company’s Board of Directors is authorized under the Company’s charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $.01 par value preferred stock (the “Preferred Stock”), with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company’s common stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of The New York Stock Exchange. As of December 31, 2009 and 2008, the Company issued no Preferred Stock.

Note 16 —	Long-Term Cash Incentive Plan

On May 15, 2007, the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (the “LTIP”) to provide a long-term cash bonus opportunity to certain members of the Company’s management and executive officers. Such Board approval was upon recommendation by the Company’s Compensation, Nominating and Corporate Governance Committee (the “Committee”). On January 18, 2010, the Committee approved payments under the LTIP of approximately $2.8 million.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 16 —	Long-Term Cash Incentive Plan (continued)

The Company’s Chief Executive Officer and President were not participants in the LTIP. The approved payments are expected to be paid in cash upon completion of the Company’s annual audit for the 2009 fiscal year, which is expected to be completed on or before March 1, 2010.

The Company accounted for the LTIP in accordance with FASB ASC 718. As of December 31, 2009 and 2008, the Company had accrued compensation expense of approximately $2.8 million and $1.8 million, respectively, related to the LTIP, including approximately $1.1 million and $1.0 million in the year ended December 31, 2009 and 2008, respectively.

Note 17 —	Savings Plan

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

In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant’s vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company’s contribution to the 401(k) Plan was $840,000, $465,000, and $399,000, for the years ended December 31, 2009, 2008, and 2007, respectively.

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

The Company has filed two lawsuits in federal court against the City of San Rafael, challenging its rent control ordinance on constitutional grounds. The Company believes that one of those lawsuits was settled by the City agreeing to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court initially found the settlement agreement was binding on the City, but then reconsidered and determined to submit the claim of breach of the settlement agreement to a jury. In October 2002, a jury found no breach of the settlement agreement.

Based on the United States Supreme Court’s 2005 property rights rulings, in 2006 the Court hearing the San Rafael cases allowed the Company to assert alternative takings theories challenging the City’s ordinance as violating the takings clause and substantive due process. The Company’s constitutional claims against the City were tried in a bench trial during April 2007. On January 29, 2008, the Court issued its Findings of Facts, Conclusions of Law and Order Thereon (the “Order”). The Company filed the Order on Form 8-K on January 31, 2008.

On April 17, 2009, the United States District Court for the Northern District of California issued its Order for Entry of Judgment (“April 2009 Order”), and its “Order” relating to the parties’ requests for attorneys’ fees (the “Fee Order”). The Company filed the April 2009 Order and the Fee Order on Form 8-K on April 20, 2009. In the April 2009 Order, the Court stated that the judgment to be entered will gradually phase out the City’s site rent regulation scheme that the Court has found unconstitutional. Existing residents of the Company’s Property in San Rafael will be able to continue to pay site rent as if the Ordinance were to remain in effect for a period of ten years. Enforcement of the Ordinance will be immediately enjoined with respect to new residents of the Property and expire entirely ten years from the date of judgment. When a current site lessee at the Property transfers his leasehold to a new resident upon the sale of the accompanying mobilehome, the Ordinance shall be enjoined as to the next resident and any future resident. The Ordinance shall be enjoined as to all residents ten years from the entry of judgment.

The Fee Order awarded certain amounts of attorneys’ fees to the Company with respect to its constitutional claims, certain amounts to the City with respect to the Company’s contract claims, the net effect of which was that the City must pay the Company approximately $1.8 million for attorneys’ fees. On June 10, 2009, the Court entered an order on fees and costs which, in addition to the net attorneys’ fees of approximately $1.8 million the Court previously ordered the City to pay the Company, orders the City to pay to the Company net costs of approximately $0.3 million. On June 30, 2009, the Court entered final judgment as anticipated by the April 2009 Order. The City filed a notice of appeal, and posted a bond of approximately $2.1 million securing a stay pending appeal of the enforcement of the order awarding attorneys’ fees and costs to the Company. The residents’ association, which intervened in the case, filed a motion in the Court of Appeals, which the City joined, seeking a stay of the injunctions, which the Court of Appeals denied. The Company filed a notice of cross-appeal. On February 2, 2010, the City and the Association filed their opening brief on appeal.

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

October 2000 alleging its rent control ordinance is unconstitutional. In the Contempo Marin case, the CMHOA prevailed on a motion for summary judgment on an issue that permits the Company to collect only $3.72 out of a monthly pass-through amount of $7.50 that the Company believed had been agreed to by the CMHOA in a settlement agreement. The CMHOA continued to seek damages from the Company in this matter. The Company reached a settlement with the CMHOA in this matter which allows the Company to recover $3.72 of the requested monthly pass-through and does not provide for the payment of any damages to the CMHOA. On January 12, 2007, the Court granted CMHOA’s motion for attorneys’ fees in the amount of approximately $0.3 million and denied the Company’s motion for attorneys’ fees. The Company appealed both decisions, which were affirmed. Accordingly, the Company paid the CMHOA’s attorneys’ fees as previously ordered by the trial court and, pursuant to an agreement of the parties, incurred on appeal. The Company believes that such lawsuits will be a consequence of the Company’s efforts to change rent control since tenant groups actively desire to preserve the premium value of their homes in addition to the discounted rents provided by rent control. The Company has determined that its efforts to rebalance the regulatory environment despite the risk of litigation from tenant groups are necessary not only because of the $15 million annual subsidy to tenants, but also because of the condemnation risk.

In June 2003, the Company won a judgment against the City of Santee in California Superior Court (case no. 777094). The effect of the judgment was to invalidate, on state law grounds, two (2) rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinance and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The Court of Appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand, the trial court was directed to decide the issue of damages to the Company from these ordinances, which the Company believes is consistent not only with the Company receiving the economic benefit of invalidating one of the ordinances, but also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. In the remand action, the trial court granted a motion for restitution filed by the City in Case No. GIE 020524. The Company filed a notice of appeal on July 2, 2008. In order to avoid further trial and the related expenses, the Company agreed to a stipulated judgment, which requires the Company to put into escrow after entry of the judgment, pending appeal, funds sufficient to pay the judgment with prejudgment interest while preserving the Company’s appellate rights. Subsequently, the trial court also awarded the City some but not all of the prejudgment interest it sought. The stipulated judgment was entered on November 5, 2008, and the Company deposited into the escrow the amounts required by the judgment and continues to deposit monthly disputed amounts until the disputes are resolved on appeal. The appeal has been fully briefed and is set for oral argument on March 11, 2010. The tenant association continued to seek damages, penalties and fees in their separate action based on the same claims made on the tenants’ behalf by the City in the City’s case. The Company moved for judgment on the pleadings in the tenant association’s case on the ground that the tenant association’s case is moot in light of the stipulated judgment in the City’s case. On November 6, 2008, the Court granted the Company’s motion for judgment on the

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 18 —	Commitments and Contingencies (continued)

pleadings without leave to amend. The tenant association sought reconsideration of that ruling, which was denied. The tenant association filed a notice of appeal, has filed its Opening Brief, and the Company has filed its Response Brief.

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

California Hawaiian

On April 30, 2009, a group of tenants at the Company’s California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company moved to compel arbitration and stay the proceedings, to dismiss the case, and to strike portions of the complaint. By order dated October 8, 2009, the Court granted the Company’s motion to compel arbitration and stayed the court proceedings pending the outcome of the arbitration. The plaintiffs filed with the Court of Appeal a petition for writ seeking to overturn the trial court’s arbitration and stay orders. The Company submitted a preliminary opposition and the Court of Appeal has issued an order allowing further written submissions and requests for oral argument. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the litigation.

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

Company’s demurrer and dismissed the amended complaint, in part without leave to amend and in part with leave to amend. On November 9, 2009, the plaintiff filed a third amended complaint. On December 11, 2009, the Company filed a demurrer seeking dismissal of the third amended complaint in its entirety without leave to amend. On February 23, 2010, the court dismissed without leave to amend the claim for breach of the duty of good faith and fair dealings, and otherwise denied the Company’s demurrer. The Company will vigorously defend the lawsuit.

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

Brennan Beach

The Law Enforcement Division of the New York Department of Environmental Compliance (“DEC”) has investigated certain allegations relating to the operation of the onsite wastewater treatment plant and the use of adjacent wetlands at Brennan Beach, which is located in Pulaski, New York. The allegations included assertions of unlawful point source discharges, permit discharge exceedances, and placing material in a wetland buffer area without a permit. Representatives of the Company attended meetings with the DEC in November 2007, April 2008, May 2008 and June 2008, at which the alleged violations were discussed, and the Company has cooperated with the DEC investigation. No formal notices have been issued to the Company asserting specific violations, but the DEC has indicated that it believes the Company is responsible for certain of the alleged violations. As a result of discussions with the DEC, the Company has agreed to enter into a civil consent order pursuant to which the Company will pay a penalty and undertake an environmental benefit project at a total cost of approximately $0.2 million in connection with the alleged violations. Based on that agreement the DEC has prepared a proposed consent order on which the Company has submitted comments. The amounts expected to be paid under the consent order were accrued as property operating expenses during the quarter ended June 30, 2008.

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

Creekside

We currently have one all-age property, called Creekside, in Wyoming, Michigan, held for disposition. On December 29, 2009, the Company sent to the loan servicer a deed-in-lieu of foreclosure agreement executed by the Company (the “Proposed DIL Agreement”) regarding our nonrecourse mortgage loan of approximately $3.6 million secured by the Property. On January 25, 2010, the lender gave notice of default and declared payment of the entire loan balance to be immediately due and payable, and has demanded payment from the Company to the extent of any liability under personal recourse exceptions to the non-recourse provisions of the loan agreement without specifying whether or to what extent it claims any amounts are owed under such exceptions. The Company denies that any such amounts are owed or that there is any personal liability to which the lender has recourse.

On February 2, 2010, the lender filed a complaint in the Kent County, Michigan, Circuit Court (the “Complaint”) seeking appointment of a receiver for the Property. A receiver was appointed by agreed order on February 5, 2010. The Complaint also alleged, among other things, on information and belief that the borrower has misappropriated rents from the Property subsequent to its defaults under the loan agreement. The lender has also subsequently stated that payment of accrued and unpaid management fees to the Company’s affiliate that managed the Property may constitute an unauthorized transfer in violation of Michigan’s Uniform Fraudulent Transfer Act. The Company disputes and will vigorously defend against any allegation that there has been any misappropriation of rents, any unauthorized or improper transfers, or that there is any personal liability for any amounts claimed to be due and owing. By letter dated February 9, 2010, the lender acknowledged receipt of our Proposed DIL

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 18 —	Commitments and Contingencies (continued)

Agreement but has not accepted it at this time, and instead indicated that a “Prenegotiation Agreement” in a form acceptable to the lender must first be entered by the parties, after which discussions may begin on possible alternatives to foreclosure.

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

Note 19 —	Quarterly Financial Data (unaudited)

The following is unaudited quarterly data for 2009 and 2008 (amounts in thousands, except for per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009	3/31	6/30	9/30	12/31

Total revenues (a)	$133,043	$122,317	$131,519	$120,488
Income from continuing operations(a)	$13,556	$2,830	$7,093	$6,341
Income (loss) from discontinued operations (a)	$88	$74	$4,038	$(14)
Net income available for Common Shares	$13,644	$2,904	$11,131	$6,327
Weighted average Common Shares outstanding — Basic	24,945	25,163	29,993	30,145
Weighted average Common Shares outstanding — Diluted	30,523	30,693	35,242	35,248
Net income per Common Share outstanding — Basic	$0.55	$0.12	$0.37	$0.21
Net income per Common Share outstanding — Diluted	$0.54	$0.11	$0.37	$0.21

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 19 —	Quarterly Financial Data (unaudited) — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008	3/31	6/30	9/30	12/31

Total revenues (a)	$123,205	$110,909	$118,578	$116,449
Income (loss) from continuing operations(a)	$12,712	$4,069	$1,456	$(80)
Income from discontinued operations (a)	$13	$40	$26	$67
Net income (loss) available for Common Shares	$12,725	$4,109	$1,482	$(13)
Weighted average Common Shares outstanding — Basic	24,200	24,370	24,527	24,765
Weighted average Common Shares outstanding — Diluted	30,386	30,540	30,572	30,505
Net income per Common Share outstanding — Basic	$0.53	$0.17	$0.06	$0.00
Net income per Common Share outstanding — Diluted	$0.52	$0.17	$0.06	$0.00

(a)	Amounts may differ from previously disclosed amounts due to reclassification of discontinued operations.

Schedule II

Equity LifeStyle Properties, Inc.
Valuation and Qualifying Accounts
December 31, 2009

		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period

For the year ended December 31, 2007: Allowance for doubtful accounts	$885,000	$1,865,000	—	$(1,596,000)	$1,154,000
For the year ended December 31, 2008: Allowance for doubtful accounts	$1,154,000	$1,951,000	—	$(1,977,000)	$1,128,000
For the year ended December 31, 2009: Allowance for doubtful accounts	$1,128,000	$2,513,400	—	$(1,914,900)	$1,726,500

(1)	Deductions represent tenant receivables deemed uncollectible.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2009
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/09
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	—	212	610	—	—	212	610	822	(80)	2006
Apollo Village	Phoenix	AZ	(4,775)	932	3,219	—	1,225	932	4,444	5,376	(2,034)	1994
Araby	Yuma	AZ	(3,020)	1,440	4,345	—	289	1,440	4,634	6,074	(924)	2003
Cactus Gardens	Yuma	AZ	(4,485)	1,992	5,984	—	261	1,992	6,245	8,237	(1,132)	2004
Capri RV	Yuma	AZ	(4,897)	1,595	4,774	—	149	1,595	4,923	6,518	(617)	2006
Carefree Manor	Phoenix	AZ	(3,161)	706	3,040	—	728	706	3,768	4,474	(1,432)	1998
Casa del Sol East II	Glendale	AZ	(4,634)	2,103	6,283	—	2,222	2,103	8,505	10,608	(2,661)	1996
Casa del Sol East III	Glendale	AZ	(5,991)	2,450	7,452	—	646	2,450	8,098	10,548	(3,085)	1998
Casa del Sol West I	Peoria	AZ	(9,953)	2,215	6,467	—	1,951	2,215	8,418	10,633	(2,863)	1996
Casita Verde RV	Casa Grande	AZ	(2,204)	719	2,179	—	55	719	2,234	2,953	(285)	2006
Central Park	Phoenix	AZ	(12,259)	1,612	3,784	—	1,363	1,612	5,147	6,759	(3,862)	1983
Countryside RV	Apache Junction	AZ	—	2,056	6,241	—	503	2,056	6,744	8,800	(1,657)	2002
Desert Paradise	Yuma	AZ	(1,350)	666	2,011	—	88	666	2,099	2,765	(430)	2004
Desert Skies	Phoenix	AZ	(4,869)	792	3,126	—	606	792	3,732	4,524	(1,447)	1998
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	1,502	1,674	6,210	7,884	(2,519)	1998
Fiesta Grande RV	Casa Grande	AZ	(9,305)	2,869	8,653	—	302	2,869	8,955	11,824	(1,131)	2006
Foothill	Yuma	AZ	(1,350)	459	1,402	—	119	459	1,521	1,980	(313)	2003
Foothills West RV	Casa Grande	AZ	(2,277)	747	2,261	—	51	747	2,312	3,059	(290)	2006
Golden Sun RV	Apache Junction	AZ	—	1,678	5,049	—	126	1,678	5,175	6,853	(1,306)	2002
Hacienda De Valencia	Mesa	AZ	(14,478)	833	2,701	—	4,367	833	7,068	7,901	(3,859)	1984
Monte Vista	Mesa	AZ	(23,857)	11,402	34,355	—	3,210	11,402	37,565	48,967	(6,839)	2004
Mesa Verde	Cottonwood	AZ	—	1,387	4,148	—	289	1,387	4,437	5,824	(447)	2007
Palm Shadows	Glendale	AZ	(7,890)	1,400	4,218	—	984	1,400	5,202	6,602	(2,723)	1993
Paradise	Sun City	AZ	—	6,414	19,263	11	1,371	6,425	20,634	27,059	(4,161)	2004
Sedona Shadows	Sedona	AZ	(11,093)	1,096	3,431	—	1,273	1,096	4,704	5,800	(1,782)	1997
Seyenna Vistas	Mesa	AZ	—	1,360	4,660	—	2,080	1,360	6,740	8,100	(3,114)	1994
Suni Sands	Yuma	AZ	(2,949)	1,249	3,759	—	245	1,249	4,004	5,253	(786)	2004
Sunrise Heights	Phoenix	AZ	(5,348)	1,000	3,016	—	1,361	1,000	4,377	5,377	(1,913)	1994
The Highlands at Brentwood	Mesa	AZ	(10,527)	1,997	6,024	—	1,742	1,997	7,766	9,763	(3,909)	1993
The Meadows	Tempe	AZ	—	2,613	7,887	—	3,422	2,613	11,309	13,922	(5,158)	1994
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	692	1,456	4,081	5,537	(645)	2004
Venture In	Show Low	AZ	(6,561)	2,050	6,188	—	252	2,050	6,440	8,490	(826)	2006
Viewpoint	Mesa	AZ	(42,989)	24,890	56,340	15	3,461	24,905	59,801	84,706	(11,494)	2004
Whispering Palms	Phoenix	AZ	(3,106)	670	2,141	—	268	670	2,409	3,079	(1,018)	1998

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2009
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/09
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Cultus Lake	Lindell Beach	BC	—	410	968	5	129	416	1,097	1,513	(175)	2004
California Hawaiian	San Jose	CA	(32,749)	5,825	17,755	—	2,726	5,825	20,481	26,306	(8,316)	1997
Colony Park	Ceres	CA	(5,528)	890	2,837	—	557	890	3,394	4,284	(1,507)	1998
Concord Cascade	Pacheco	CA	—	985	3,016	—	1,710	985	4,726	5,711	(3,342)	1983
Contempo Marin	San Rafael	CA	—	4,787	16,379	—	3,013	4,787	19,392	24,179	(10,001)	1994
Coralwood	Modesto	CA	(5,983)	—	5,047	—	430	—	5,477	5,477	(2,332)	1997
Date Palm Country Club	Cathedral City	CA	(14,230)	4,138	14,064	(23)	4,240	4,115	18,304	22,419	(9,384)	1994
Date Palm RV	Cathedral City	CA	—	—	216	—	313	—	529	529	(284)	1994
DeAnza Santa Cruz	Santa Cruz	CA	(5,529)	2,103	7,201	—	1,661	2,103	8,862	10,965	(4,294)	1994
Four Seasons	Fresno	CA	—	756	2,348	—	326	756	2,674	3,430	(1,158)	1997
Idyllwild	Pine Cove	CA	—	313	737	4	536	317	1,273	1,590	(162)	2004
Laguna Lake	San Luis Obispo	CA	—	2,845	6,520	—	441	2,845	6,961	9,806	(2,886)	1998
Lake Minden	Nicolaus	CA	—	961	2,267	13	631	974	2,898	3,872	(452)	2004
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	351	1,076	2,855	3,931	(452)	2004
Lamplighter	Spring Valley	CA	(23,632)	633	2,201	—	1,135	633	3,336	3,969	(2,466)	1983
Las Palmas	Rialto	CA	(3,536)	1,295	3,866	—	258	1,295	4,124	5,419	(798)	2004
Meadowbrook	Santee	CA	—	4,345	12,528	—	1,854	4,345	14,382	18,727	(5,546)	1998
Monte del Lago	Castroville	CA	(21,400)	3,150	9,469	—	2,355	3,150	11,824	14,974	(4,713)	1997
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	25	364	1,881	4,742	6,623	(780)	2004
Nicholson Plaza	San Jose	CA	—	—	4,512	—	251	—	4,763	4,763	(1,946)	1997
Oakzanita Springs	Descanso	CA	—	396	934	5	763	401	1,696	2,097	(221)	2004
Pacific Dunes Ranch	Oceana	CA	(5,584)	1,940	5,632	—	123	1,940	5,755	7,695	(1,072)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	301	1,835	4,572	6,407	(751)	2004
Parque La Quinta	Rialto	CA	(4,742)	1,799	5,450	—	117	1,799	5,567	7,366	(1,137)	2004
Pio Pico	Jamul	CA	—	2,626	6,194	35	1,009	2,661	7,202	9,863	(1,138)	2004
Ponderosa	Lotus	CA	—	900	2,100	—	215	900	2,315	3,215	(285)	2006
Quail Meadows	Riverbank	CA	(5,010)	1,155	3,469	—	386	1,155	3,855	5,010	(1,513)	1998
Rancho Mesa	El Cajon	CA	(9,264)	2,130	6,389	—	629	2,130	7,018	9,148	(2,665)	1998
Rancho Oso	Santa Barbara	CA	—	860	2,029	11	482	872	2,511	3,383	(383)	2004
Rancho Valley	El Cajon	CA	—	685	1,902	—	1,100	685	3,002	3,687	(2,171)	1983
Royal Holiday	Hemet	CA	—	778	2,643	—	2,147	778	4,790	5,568	(1,414)	1998
Royal Oaks	Visalia	CA	—	602	1,921	—	530	602	2,451	3,053	(997)	1997
Russian River	Cloverdale	CA	—	368	868	5	129	373	997	1,370	(159)	2004
San Benito	Paicines	CA	—	1,411	3,328	19	495	1,430	3,822	5,252	(604)	2004
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	270	1,660	5,243	6,903	(792)	2005

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2009
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/09
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Santa Cruz Ranch RV	Scotts Valley	CA	—	1,183	3,549	—	186	1,183	3,735	4,918	(290)	2007
Santa Cruz Ranch Warehouse	Scotts Valley	CA	—	412	388	—	—	412	388	800	(30)	2007
Santiago Estates	Sylmar	CA	(15,377)	3,562	10,767	—	1,135	3,562	11,902	15,464	(4,703)	1998
Sea Oaks	Los Osos	CA	—	871	2,703	—	418	871	3,121	3,992	(1,253)	1997
Snowflower	Emigrant Gap	CA	—	308	727	4	275	312	1,001	1,313	(137)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	1,042	2,972	7,959	10,931	(1,273)	2004
Sunshadow	San Jose	CA	—	—	5,707	—	249	—	5,956	5,956	(2,473)	1997
Tahoe Valley	Lake Tahoe	CA	—	1,357	4,071	—	144	1,357	4,215	5,572	(837)	2004
Turtle Beach	Manteca	CA	—	268	633	4	35	272	668	940	(114)	2004
Village of the Four Seasons	San Jose	CA	(14,241)	5,229	15,714	—	458	5,229	16,172	21,401	(3,025)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	6,360	—	23,976	23,976	(10,361)	1997
Wilderness Lake	Menifee	CA	—	2,157	5,088	29	588	2,186	5,676	7,862	(938)	2004
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	1,075	2,072	5,897	7,969	(903)	2004
Bear Creek	Denver	CO	(4,709)	1,100	3,359	—	412	1,100	3,771	4,871	(1,476)	1998
Cimarron	Broomfield	CO	(15,567)	863	2,790	—	776	863	3,566	4,429	(2,866)	1983
Golden Terrace	Golden	CO	(14,011)	826	2,415	—	1,389	826	3,804	4,630	(2,467)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	724	750	2,989	3,739	(1,248)	1997
Golden Terrace West	Golden	CO	(16,579)	1,694	5,065	—	1,054	1,694	6,119	7,813	(4,450)	1986
Hillcrest Village	Aurora	CO	(26,464)	1,912	5,202	289	2,696	2,201	7,898	10,099	(6,299)	1983
Holiday Hills	Denver	CO	(36,585)	2,159	7,780	—	4,566	2,159	12,346	14,505	(9,515)	1983
Holiday Village	Co. Springs	CO	(11,447)	567	1,759	—	1,165	567	2,924	3,491	(2,171)	1983
Pueblo Grande	Pueblo	CO	(7,590)	241	1,069	—	649	241	1,718	1,959	(1,277)	1983
Woodland Hills	Thornton	CO	(10,631)	1,928	4,408	—	2,614	1,928	7,022	8,950	(3,731)	1994
Aspen Meadows	Rehoboth	DE	(5,423)	1,148	3,460	—	467	1,148	3,927	5,075	(1,589)	1998
Camelot Meadows	Rehoboth	DE	(12,518)	527	2,058	1,251	4,270	1,778	6,328	8,106	(2,388)	1998
Mariners Cove	Millsboro	DE	(15,876)	990	2,971	—	5,552	990	8,523	9,513	(4,417)	1987
McNicol	Rehoboth	DE	(2,615)	562	1,710	—	168	562	1,878	2,440	(715)	1998
Sweetbriar	Rehoboth	DE	(2,933)	498	1,527	—	412	498	1,939	2,437	(855)	1998
Waterford	Bear	DE	(29,869)	5,250	16,202	—	1,281	5,250	17,483	22,733	(4,917)	1996
Whispering Pines	Lewes	DE	(9,525)	1,536	4,609	—	1,253	1,536	5,862	7,398	(3,864)	1998
Barrington Hills	Hudson	FL	—	1,145	3,437	—	417	1,145	3,854	4,999	(772)	2004
Bay Indies	Venice	FL	(38,504)	10,483	31,559	10	4,867	10,493	36,426	46,919	(18,325)	1994
Bay Lake Estates	Nokomis	FL	(4,299)	990	3,390	—	1,572	990	4,962	5,952	(2,314)	1994
Breezy Hill RV	Pompano Beach	FL	—	5,424	16,555	—	1,144	5,424	17,699	23,123	(4,238)	2002
Buccaneer	N. Ft. Myers	FL	(17,324)	4,207	14,410	—	2,418	4,207	16,828	21,035	(8,253)	1994

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2009
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/09
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Bulow Village RV	Flagler Beach	FL	—	—	228	—	632	—	860	860	(174)	2001
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	5,993	3,637	6,942	10,579	(2,610)	1994
Carefree Cove	Fort Lauderdale	FL	(4,439)	1,741	5,170	—	496	1,741	5,666	7,407	(1,046)	2004
Carriage Cove	Daytona Beach	FL	(12,032)	2,914	8,682	—	1,093	2,914	9,775	12,689	(3,982)	1998
Clerbrook	Clermont	FL	(11,080)	3,883	11,700	—	619	3,883	12,319	16,202	(1,577)	2006
Coachwood	Leesburg	FL	(3,939)	1,602	4,822	—	178	1,602	5,000	6,602	(988)	2004
Coquina Crossing	Elkton	FL	—	5,286	5,545	(12)	16,656	5,274	22,201	27,475	(5,087)	1999
Coral Cay	Margate	FL	(18,401)	5,890	20,211	—	7,022	5,890	27,233	33,123	(12,480)	1994
Country Place	New Port Richey	FL	(15,687)	663	—	18	7,282	681	7,282	7,963	(4,160)	1986
Countryside	Vero Beach	FL	(16,139)	3,711	11,133	—	5,584	3,711	16,717	20,428	(6,002)	1998
Crystal Isles	Crystal River	FL	(2,630)	926	2,787	—	328	926	3,115	4,041	(589)	2004
Down Yonder	Largo	FL	(13,357)	2,652	7,981	—	236	2,652	8,217	10,869	(2,039)	1998
East Bay Oaks	Largo	FL	(11,745)	1,240	3,322	—	925	1,240	4,247	5,487	(3,317)	1983
Eldorado Village	Largo	FL	(8,083)	778	2,341	—	765	778	3,106	3,884	(2,397)	1983
Fort Myers Beach Resort	Fort Myers Beach	FL	—	1,188	3,548	—	—	1,188	3,548	4,736	(823)	2004
Glen Ellen	Clearwater	FL	—	619	1,882	—	64	619	1,946	2,565	(469)	2002
Grand Island	Grand Island	FL	—	1,723	5,208	125	3,708	1,848	8,916	10,764	(2,388)	2001
Gulf Air Resort	Fort Myers Beach	FL	—	1,609	4,746	—	—	1,609	4,746	6,355	(951)	2004
Gulf View	Punta Gorda	FL	(1,421)	717	2,158	—	833	717	2,991	3,708	(561)	2004
Hacienda Village	New Port Richey	FL	—	4,297	13,088	—	1,807	4,297	14,895	19,192	(3,341)	2002
Harbor Lakes	Port Charlotte	FL	—	3,384	10,154	—	328	3,384	10,482	13,866	(2,064)	2004
Harbor View	New Port Richey	FL	(7,270)	4,045	12,146	(15)	98	4,030	12,244	16,274	(3,022)	2002
Heritage Plantation	Vero Beach	FL	(12,829)	2,403	7,259	—	1,859	2,403	9,118	11,521	(4,378)	1994
Highland Wood RV	Pompano Beach	FL	(2,086)	1,043	3,130	(13)	125	1,030	3,255	4,285	(797)	2002
Hillcrest	Clearwater	FL	(7,566)	1,278	3,928	—	999	1,278	4,927	6,205	(2,080)	1998
Holiday Ranch	Clearwater	FL	(4,753)	925	2,866	—	292	925	3,158	4,083	(1,296)	1998
Holiday Village	Vero Beach	FL	—	350	1,374	—	210	350	1,584	1,934	(652)	1998
Holiday Village	Ormond Beach	FL	(10,138)	2,610	7,837	—	196	2,610	8,033	10,643	(1,969)	2002
Indian Oaks	Rockledge	FL	(2,793)	1,089	3,376	—	881	1,089	4,257	5,346	(1,778)	1998
Island Vista	North Ft. Myers	FL	(14,800)	5,004	15,066	—	149	5,004	15,215	20,219	(1,893)	2006
Lake Fairways	N. Ft. Myers	FL	(29,393)	6,075	18,134	35	1,946	6,110	20,080	26,190	(9,999)	1994
Lake Haven	Dunedin	FL	(11,187)	1,135	4,047	—	2,936	1,135	6,983	8,118	(4,527)	1983
Lake Magic	Clermont	FL	—	1,595	4,793	—	149	1,595	4,942	6,537	(964)	2004
Lakes at Countrywood	Plant City	FL	(9,046)	2,377	7,085	—	1,543	2,377	8,628	11,005	(2,496)	2001
Lakewood Village	Melbourne	FL	(9,474)	1,862	5,627	—	1,481	1,862	7,108	8,970	(3,487)	1994

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2009
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/09
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Lighthouse Pointe	Port Orange	FL	(13,863)	2,446	7,483	23	1,157	2,469	8,640	11,109	(3,543)	1998
Manatee	Bradenton	FL	—	2,300	6,903	—	278	2,300	7,181	9,481	(1,416)	2004
Maralago Cay	Lantana	FL	(20,497)	5,325	15,420	—	4,783	5,325	20,203	25,528	(7,783)	1997
Meadows at Countrywood	Plant City	FL	(17,020)	4,514	13,175	—	3,904	4,514	17,079	21,593	(6,591)	1998
Mid-Florida Lakes	Leesburg	FL	(21,543)	5,997	20,635	—	8,202	5,997	28,837	34,834	(13,212)	1994
Oak Bend	Ocala	FL	(5,570)	850	2,572	—	1,077	850	3,649	4,499	(1,948)	1993
Oaks at Countrywood	Plant City	FL	—	1,111	2,513	(265)	4,309	846	6,822	7,668	(1,867)	1998
Orlando	Clermon	FL	—	2,975	7,017	40	1,112	3,015	8,129	11,144	(1,299)	2004
Park City West	Fort Lauderdale	FL	(15,199)	4,184	12,561	—	464	4,184	13,025	17,209	(2,533)	2004
Pasco	Lutz	FL	—	1,494	4,484	—	289	1,494	4,773	6,267	(928)	2004
Peace River	Wauchula	FL	—	900	2,100	—	105	900	2,205	3,105	(244)	2006
Pickwick	Port Orange	FL	(7,568)	2,803	8,870	—	1,083	2,803	9,953	12,756	(3,886)	1998
Pine Lakes	N. Ft. Myers	FL	(37,800)	6,306	14,579	21	6,816	6,327	21,395	27,722	(10,290)	1994
Pioneer Village	N. Ft. Myers	FL	(9,635)	4,116	12,353	—	1,246	4,116	13,599	17,715	(2,665)	2004
Ramblers Rest	Venice	FL	(15,328)	4,646	14,201	—	1,955	4,646	16,156	20,802	(1,917)	2006
Royal Coachman	Nokomis	FL	—	5,321	15,978	—	802	5,321	16,780	22,101	(3,303)	2004
Shangri La	Largo	FL	(4,179)	1,722	5,200	—	43	1,722	5,243	6,965	(1,036)	2004
Sherwood Forest	Kissimmee	FL	(30,738)	4,852	14,596	—	5,016	4,852	19,612	24,464	(7,444)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	568	1,997	3,438	5,618	9,056	(2,227)	1998
Silk Oak	Clearwater	FL	—	1,649	5,028	—	64	1,649	5,092	6,741	(1,230)	2002
Silver Dollar	Odessa	FL	(8,498)	4,107	12,431	—	1,180	4,107	13,611	17,718	(2,653)	2004
Sixth Ave	Zephryhills	FL	(2,101)	837	2,518	—	21	837	2,539	3,376	(519)	2004
Southern Palms	Eustis	FL	—	2,169	5,884	—	2,770	2,169	8,654	10,823	(3,284)	1998
Southernaire	Mt. Dora	FL	(1,944)	796	2,395	—	63	796	2,458	3,254	(488)	2004
Sunshine Holiday	Ormond Beach	FL	—	2,001	6,004	—	490	2,001	6,494	8,495	(1,255)	2004
Sunshine Holiday RV	Fort Lauderdale	FL	(7,903)	3,099	9,286	—	348	3,099	9,634	12,733	(1,800)	2004
Sunshine Key	Big Pine Key	FL	(15,337)	5,273	15,822	—	1,541	5,273	17,363	22,636	(3,346)	2004
Sunshine Travel	Vero Beach	FL	—	1,603	4,813	—	154	1,603	4,967	6,570	(973)	2004
Terra Ceia	Palmetto	FL	(2,350)	965	2,905	—	81	965	2,986	3,951	(595)	2004
The Heritage	N. Ft. Myers	FL	(12,381)	1,438	4,371	346	3,998	1,784	8,369	10,153	(3,950)	1993
The Meadows	Palm Beach Gardens	FL	(5,684)	3,229	9,870	—	2,131	3,229	12,001	15,230	(4,113)	1999
Three Flags RV Resort	Wildwood	FL	—	228	684	—	19	228	703	931	(93)	2006
Toby’s	Arcadia	FL	—	1,093	3,280	—	5	1,093	3,285	4,378	(701)	2003
Topics	Spring Hill	FL	(2,078)	844	2,568	—	329	844	2,897	3,741	(579)	2004
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	5,583	5,677	22,699	28,376	(4,769)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2009
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/09
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Tropical Palms	Punta Gorda	FL	(7,346)	2,365	7,286	—	251	2,365	7,537	9,902	(942)	2006
Vacation Village	Largo	FL	—	1,315	3,946	—	152	1,315	4,098	5,413	(790)	2004
Villas at Spanish Oaks	Ocala	FL	(12,600)	2,250	6,922	—	1,133	2,250	8,055	10,305	(4,250)	1993
Windmill Manor	Bradenton	FL	(5,676)	2,153	6,125	—	1,453	2,153	7,578	9,731	(2,892)	1998
Windmill Village	N. Ft. Myers	FL	(16,689)	1,417	5,440	—	1,879	1,417	7,319	8,736	(5,751)	1983
Winds of St. Armands North	Sarasota	FL	(19,653)	1,523	5,063	—	2,807	1,523	7,870	9,393	(5,436)	1983
Winds of St. Armands South	Sarasota	FL	(12,647)	1,106	3,162	—	993	1,106	4,155	5,261	(3,217)	1983
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	77	2,321	7,039	9,360	(612)	2007
Pine Island Resort	St. James City	FL	—	1,678	5,044	—	88	1,678	5,132	6,810	(412)	2007
Golf Vistas Estates	Monee	IL	(13,577)	2,843	4,719	—	6,513	2,843	11,232	14,075	(4,108)	1997
O’Connell’s	Amboy	IL	(4,596)	1,648	4,974	—	393	1,648	5,367	7,015	(1,186)	2004
Pine Country	Belvidere	IL	—	53	166	—	66	53	232	285	(25)	2006
Willow Lake Estates	Elgin	IL	(17,503)	6,138	21,033	—	5,200	6,138	26,233	32,371	(12,508)	1994
Indian Lakes	Batesville	IN	—	450	1,061	6	528	456	1,589	2,045	(212)	2004
Horseshoe Lake	Clinton	IN	—	155	365	2	136	157	501	658	(68)	2004
Lakeside	New Carlisle	IN	—	426	1,281	—	50	426	1,331	1,757	(275)	2004
Oak Tree Village	Portage	IN	(9,552)	—	—	569	3,811	569	3,811	4,380	(2,477)	1987
Twin Mills RV	Howe	IN	(2,480)	1,399	4,186	—	157	1,399	4,343	5,742	(449)	2006
Diamond Caverns Resort & Golf Club	Park City	KY	—	530	1,512	—	—	530	1,512	2,042	(198)	2006
Gateway to Cape Cod	Rochester	MA	—	91	288	—	72	91	360	451	(36)	2006
Old Chatham RV	South Dennis	MA	—	1,760	5,293	—	19	1,760	5,312	7,072	(782)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	177	110	524	634	(50)	2006
Moody Beach	Moody	ME	—	93	292	—	105	93	397	490	(39)	2006
Pinehirst RV Park	Old Orchard Beach	ME	(5,655)	1,942	5,827	—	123	1,942	5,950	7,892	(872)	2005
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	30	1,037	3,157	4,194	(220)	2007
Narrows Too	Trenton	ME	—	1,463	4,408	—	5	1,463	4,413	5,876	(309)	2007
Patton Pond	Ellsworth	ME	—	267	802	—	60	267	862	1,129	(60)	2007
Bear Cave Resort	Buchanan	MI	—	176	516	—	—	176	516	692	(90)	2006
St Clair	St Clair	MI	—	453	1,068	6	214	459	1,282	1,741	(200)	2004
Forest Lake	Advance	NC	—	986	2,325	13	381	999	2,706	3,705	(434)	2004
Goose Creek	Newport	NC	(11,610)	4,612	13,848	750	1,312	5,362	15,160	20,522	(2,931)	2004
Green Mountain Park	Lenoir	NC	—	1,037	3,075	—	—	1,037	3,075	4,112	(381)	2006
Lake Gaston	Littleton	NC	—	130	409	—	51	130	460	590	(50)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	13	1,504	4,600	6,104	(503)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2009
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/09
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Scenic	Asheville	NC	(3,698)	1,183	3,511	—	6	1,183	3,517	4,700	(442)	2006
Twin Lakes	Chocowinity	NC	(3,518)	1,719	3,361	(10)	228	1,709	3,589	5,298	(702)	2004
Waterway RV	Cedar Point	NC	(5,786)	2,392	7,185	—	88	2,392	7,273	9,665	(1,441)	2004
Sandy Beach RV	Contoocook	NH	(5,025)	1,755	5,265	—	71	1,755	5,336	7,091	(789)	2005
Tuxbury Resort	South Hampton	NH	(586)	3,557	3,910	—	126	3,557	4,036	7,593	(299)	2007
Chestnut Lake	Port Republic	NJ	—	337	796	4	54	342	849	1,191	(144)	2004
Lake & Shore	Ocean View	NJ	—	397	1,192	(19)	403	378	1,595	1,973	(158)	2006
Sea Pines	Swainton	NJ	—	208	625	(10)	76	198	701	899	(74)	2006
Bonanza	Las Vegas	NV	(8,936)	908	2,643	—	1,560	908	4,203	5,111	(2,976)	1983
Boulder Cascade	Las Vegas	NV	(8,262)	2,995	9,020	—	2,292	2,995	11,312	14,307	(4,267)	1998
Cabana	Las Vegas	NV	(7,613)	2,648	7,989	—	525	2,648	8,514	11,162	(4,375)	1994
Flamingo West	Las Vegas	NV	(14,186)	1,730	5,266	—	1,439	1,730	6,705	8,435	(3,295)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	221	1,063	2,694	3,757	(442)	2004
Villa Borega	Las Vegas	NV	(9,967)	2,896	8,774	—	1,011	2,896	9,785	12,681	(3,972)	1997
Alpine Lake	Corinth	NY	(13,772)	4,783	14,125	153	177	4,936	14,302	19,238	(2,122)	2005
Brennan Beach	Pulaski	NY	(20,357)	7,325	21,141	0	1,311	7,325	22,452	29,777	(3,270)	2005
Greenwood Village	Manorville	NY	(25,413)	3,667	9,414	484	4,273	4,151	13,687	17,838	(4,954)	1998
Lake George Escape	Lake George	NY	—	3,562	10,708	—	420	3,562	11,128	14,690	(1,728)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	2	540	1,628	2,168	(104)	2008
Rondout Valley Resort	Accord	NY	—	1,115	3,240	—	—	1,115	3,240	4,355	(404)	2006
Kenisee Lake	Jefferson	OH	—	295	696	4	56	299	751	1,050	(124)	2004
Wilmington	Wilmington	OH	—	235	555	3	59	238	614	852	(101)	2004
Bend	Bend	OR	—	733	1,729	10	224	743	1,953	2,696	(314)	2004
Falcon Wood Village	Eugene	OR	(5,018)	1,112	3,426	—	448	1,112	3,874	4,986	(1,571)	1997
Mt. Hood	Welches	OR	—	1,817	5,733	—	83	1,817	5,816	7,633	(1,550)	2002
Pacific City	Cloverdale	OR	—	1,076	2,539	14	659	1,091	3,198	4,289	(498)	2004
Quail Hollow	Fairview	OR	—	—	3,249	—	415	—	3,664	3,664	(1,501)	1997
Seaside	Seaside	OR	—	891	2,101	12	353	903	2,454	3,357	(389)	2004
Shadowbrook	Clackamas	OR	(6,098)	1,197	3,693	—	366	1,197	4,059	5,256	(1,714)	1997
South Jetty	Florence	OR	—	678	1,598	9	65	687	1,663	2,350	(280)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	373	764	2,150	2,914	(332)	2004
Appalachian	Shartlesville	PA	—	1,666	5,044	—	338	1,666	5,382	7,048	(534)	2006
Circle M	Lancaster	PA	—	347	1,041	—	174	330	1,215	1,545	(124)	2006
Dutch County	Manheim	PA	—	93	278	—	48	88	326	414	(35)	2006
Gettysburg Farm	Dover	PA	—	117	350	—	35	111	385	496	(41)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2009
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/09
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Green Acres	Breinigsville	PA	(29,747)	2,680	7,479	—	3,834	2,680	11,313	13,993	(7,001)	1988
Hershey	Lebanon	PA	—	1,284	3,028	17	528	1,301	3,556	4,857	(585)	2004
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	—	1,263	3,786	5,049	(116)	2009
Scotrun	Scotrun	PA	—	161	483	—	39	153	522	675	(58)	2006
Spring Gulch	New Holland	PA	(4,405)	1,593	4,795	—	119	1,593	4,914	6,507	(999)	2004
Sun Valley	Bowmansville	PA	—	866	2,601	—	24	866	2,625	3,491	(80)	2009
Timothy Lake North	East Stroudsburg	PA	—	311	933	—	111	296	1,044	1,340	(158)	2006
Timothy Lake South	East Stroudsburg	PA	—	216	649	—	5	206	654	860	(70)	2006
Carolina Landing	Fair Play	SC	—	457	1,078	6	128	463	1,206	1,669	(194)	2004
Inlet Oaks	Murrells Inlet	SC	(4,775)	1,546	4,642	—	37	1,546	4,679	6,225	(584)	2006
The Oaks at Point South	Yemassee	SC	—	267	810	—	—	267	810	1,077	(107)	2006
Natchez Trace	Hohenwald	TN	—	533	1,257	7	160	540	1,417	1,957	(220)	2004
Cherokee Landing	Middleton	TN	—	118	279	2	10	120	289	409	(50)	2004
Bay Landing	Bridgeport	TX	—	438	1,033	6	40	444	1,074	1,518	(181)	2004
Colorado River	Columbus	TX	—	466	1,099	6	67	472	1,165	1,637	(197)	2004
Country Sunshine	Weslaco	TX	—	627	1,881	—	753	627	2,634	3,261	(487)	2004
Fun n Sun RV	San Benito	TX	—	2,533	—	412	10,970	2,945	10,970	13,915	(4,270)	1998
Lake Conroe	Willis	TX	—	1,363	3,214	18	1,152	1,381	4,366	5,747	(649)	2004
Lake Tawakoni	Point	TX	—	691	1,629	9	98	700	1,728	2,428	(273)	2004
Lake Texoma	Gordonville	TX	—	488	1,151	6	443	494	1,594	2,088	(239)	2004
Lake Whitney	Whitney	TX	—	679	1,602	9	221	688	1,823	2,511	(294)	2004
Lakewood	Harlingen	TX	—	325	979	—	98	325	1,077	1,402	(232)	2004
Medina Lake	Lakehills	TX	—	936	2,208	12	644	949	2,852	3,801	(442)	2004
Paradise Park RV	Harlingen	TX	—	1,568	4,705	—	228	1,568	4,933	6,501	(967)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	207	448	1,552	2,000	(293)	2004
Southern Comfort	Weslaco	TX	—	1,108	3,323	—	187	1,108	3,510	4,618	(684)	2004
Sunshine RV	Harlingen	TX	—	1,494	4,484	—	798	1,494	5,282	6,776	(921)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	267	1,221	4,076	5,297	(1,077)	2002
All Seasons	Salt Lake City	UT	(3,368)	510	1,623	—	344	510	1,967	2,477	(835)	1997
Westwood Village	Farr West	UT	(10,794)	1,346	4,179	—	1,571	1,346	5,750	7,096	(2,402)	1997
Chesapeake Bay	Cloucester	VA	—	1,230	2,900	16	444	1,246	3,345	4,591	(538)	2004
Harbor View	Colonial Beach	VA	—	67	202	—	295	64	497	561	(48)	2006
Lynchburg	Gladys	VA	—	266	627	4	81	269	708	977	(113)	2004
Meadows of Chantilly	Chantilly	VA	(33,857)	5,430	16,440	—	5,846	5,430	22,286	27,716	(10,596)	1994
Virginia Landing	Quinby	VA	—	602	1,419	8	93	610	1,512	2,122	(254)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2009
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/09
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Williamsburg	Williamsburg	VA	—	117	350	—	34	111	384	495	(43)	2006
Birch Bay	Blaine	WA	—	502	1,185	7	28	509	1,213	1,722	(208)	2004
Cascade	Snoqualmie	WA	—	822	1,939	11	253	833	2,192	3,025	(354)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	194	598	1,585	2,183	(255)	2004
Crescent Bar	Quincy	WA	—	314	741	4	32	318	772	1,090	(121)	2004
Grandy Creek	Concrete	WA	—	—	—	475	1,456	475	1,456	1,931	(93)	2004
Kloshe Illahee	Federal Way	WA	(17,383)	2,408	7,286	—	493	2,408	7,779	10,187	(3,195)	1997
La Conner	La Conner	WA	—	600	1,416	8	438	608	1,854	2,462	(282)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	10	302	796	2,156	2,952	(338)	2004
Little Diamond	Newport	WA	—	353	834	5	70	358	904	1,262	(146)	2004
Long Beach	Seaview	WA	—	321	758	4	111	326	869	1,195	(136)	2004
Mount Vernon	Bow	WA	—	621	1,464	8	430	629	1,894	2,523	(290)	2004
Oceana	Oceana City	WA	—	283	668	4	32	287	701	988	(115)	2004
Paradise	Silver Creek	WA	—	466	1,099	6	128	472	1,226	1,699	(199)	2004
Thunderbird	Monroe	WA	—	500	1,178	7	99	506	1,277	1,783	(210)	2004
Arrowhead	Wisconsin Dells	WI	—	522	1,616	—	7	522	1,623	2,145	(189)	2006
Fremont	Fremont	WI	(4,012)	1,437	4,296	—	244	1,437	4,540	5,976	(803)	2004
Plymouth Rock	Elkhart Lake	WI	(6,524)	2,293	6,879	—	—	2,293	6,879	9,172	(214)	2009
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	75	714	2,227	2,941	(269)	2006
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	112	556	1,741	2,297	(314)	2004

Subtotal of Properties Held for Long Term			(1,542,791)	537,852	1,564,224	5,828	331,993	543,613	1,896,661	2,440,274	(610,200)
Properties Held for Sale
Creekside	Wyoming	MI	(3,628)	1,109	3,444	—	—	1,109	3,444	4,553	(929)	1998

Subtotal of Properties Held for Sale			(3,628)	1,109	3,444	—	(202)	1,109	3,444	4,553	(929)
Realty Systems, Inc.			(1,482)	—	—	—	77,815	—	77,815	77,815	(6,344)	2002
Management Business and other			(1)	(67)	436	3	15,783	—	15,568	15,572	(12,291)	1990

			(1,547,901)	538,894	1,568,104	5,828	425,389	544,722	1,993,493	2,538,215	(629,768)

NOTES:

(1)	For depreciable property, the Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen year estimated life for building upgrades and a three-to-seven year estimated life for furniture and fixtures.

(2)	The schedule excludes Properties in which the Company has a non-controlling joint venture interest and accounts for using the equity method of accounting.

(3)	The balance of furniture and fixtures included in the total amounts was approximately $42.8 million as of December 31, 2009.

(4)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $2.5 billion, as of December 31, 2009.

(5)	All Properties were acquired, except for Country Place Village, which was constructed.

(6)	Creekside was held for sale as of December 31, 2009, pursuant to FASB ASC 360-10-35.

Schedule III

Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2009
(amounts in thousands)

The changes in total real estate for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009	2008	2007

Balance, beginning of year	$2,491,021	$2,396,115	$2,337,460
Acquisitions	18,116	10,393	45,646
Improvements	30,876	26,716	29,384
Dispositions and other	(8,525)	—	(16,375)
Inventory reclassification	6,727	57,797	—

Balance, end of year	$2,538,215	$2,491,021	$2,396,115

The changes in accumulated depreciation for the years ended December 31, 2009, 2008, and 2007 were as follows:

	2009(a)	2008(b)	2007

Balance, beginning of year	$561,104	$494,211	$435,809
Depreciation expense	72,419	66,893	63,991
Dispositions and other	(3,755)	—	(5,589)

Balance, end of year	$629,768	$561,104	$494,211

(a)	Includes approximately $2.4 million of depreciation from rental operations included in Ancillary services revenues, net.

(b)	Depreciation expense excludes approximately $0.8 million of unamortized lease costs expenses related to the termination of the Privileged Access lease and includes approximately $1.2 million of depreciation from rental operations included in Ancillary services revenues, net.