Form 10-Q
period 2010-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2010-05-06
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
30,481,448 shares of Common Stock as of May 4, 2010.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
(amounts in thousands, except share and per share data)

	March 31,
	2010	December 31,
	(unaudited)	2009
Assets
Investment in real estate:
Land	$543,663	$544,722
Land improvements	1,743,811	1,744,443
Buildings and other depreciable property	254,372	249,050

	2,541,846	2,538,215
Accumulated depreciation	(646,695)	(629,768)

Net investment in real estate	1,895,151	1,908,447
Cash and cash equivalents	172,307	145,128
Notes receivable, net	29,240	29,952
Investment in joint ventures	9,651	9,442
Rent and other customer receivables, net	352	421
Deferred financing costs, net	11,169	11,382
Inventory	3,187	2,964
Deferred commission expense	10,785	9,373
Escrow deposits and other assets	49,264	49,210

Total Assets	$2,181,106	$2,166,319

Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,543,722	$1,547,901
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	60,981	58,982
Deferred revenue — sale of right-to-use contracts	33,441	29,493
Deferred revenue — right-to-use annual payments	19,176	12,526
Accrued interest payable	8,064	8,036
Rents and other customer payments received in advance and security deposits	44,275	44,368
Distributions payable	10,611	10,586

Total Liabilities	1,720,270	1,711,892

Commitments and contingencies
Non-controlling interests — Perpetual Preferred OP Units	200,000	200,000

Equity:
Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 100,000,000 shares authorized; 30,456,981 and 30,350,745 shares issued and outstanding for March 31, 2010 and December 31, 2009, respectively	305	301
Paid-in capital	456,074	456,696
Distributions in excess of accumulated earnings	(232,540)	(238,467)

Total Stockholders’ Equity	223,839	218,530
Non-controlling interests — Common OP Units	36,997	35,897

Total Equity	260,836	254,427

Total Liabilities and Equity	$2,181,106	$2,166,319

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Quarters Ended March 31, 2010 and 2009
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended
	March 31,
	2010	2009
Revenues:
Community base rental income	$64,422	$63,184
Resort base rental income	36,945	35,458
Right-to-use annual payments	12,185	12,895
Right-to-use contracts current period, gross	4,937	5,577
Right-to-use contracts, deferred, net of prior period amortization	(3,948)	(5,163)
Utility and other income	12,889	12,404

Property operating revenues	127,430	124,355
Gross revenues from home sales	1,047	1,211
Brokered resale revenues, net	239	186
Ancillary services revenues, net	1,063	1,156
Interest income	1,192	1,383
Income from other investments, net	1,177	2,523

Total revenues	132,148	130,814

Expenses:
Property operating and maintenance	43,454	42,004
Real estate taxes	8,314	8,456
Sales and marketing, gross	3,263	3,072
Sales and marketing, deferred commissions, net	(1,412)	(1,493)
Property management	8,740	8,704

Property operating expenses (exclusive of depreciation shown separately below)	62,359	60,743
Cost of home sales	1,159	2,117
Home selling expenses	477	1,072
General and administrative	5,676	6,157
Rent control initiatives	714	146
Interest and related amortization	23,767	24,550
Depreciation on corporate assets	210	168
Depreciation on real estate assets	16,923	17,399

Total expenses	111,285	112,352

Income before equity in income of unconsolidated joint ventures	20,863	18,462

Equity in income of unconsolidated joint ventures	841	1,903

Consolidated income from continuing operations	21,704	20,365

Discontinued Operations:
Discontinued operations	—	126
Loss from discontinued real estate	(177)	(20)

(Loss) income from discontinued operations	(177)	106

Consolidated net income	21,527	20,471
Income allocated to non-controlling interests:
Common OP Units	(2,432)	(2,794)
Perpetual Preferred OP Units	(4,031)	(4,033)

Net income available for Common Shares	$15,064	$13,644

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations (Continued)
For the Quarters Ended March 31, 2010 and 2009
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended
	March 31,
	2010	2009
Earnings per Common Share — Basic:
Income from continuing operations	$0.50	$0.55
(Loss) income from discontinued operations	—	—

Net income available for Common Shares	$0.50	$0.55

Earnings per Common Share — Fully Diluted:
Income from continuing operations	$0.49	$0.54
(Loss) income from discontinued operations	—	—

Net income available for Common Shares	$0.49	$0.54

Distributions declared per Common Share outstanding	$0.30	$0.25

Weighted average Common Shares outstanding — basic	30,304	24,945

Weighted average Common Shares outstanding — fully diluted	35,500	30,523

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Quarter Ended March 31, 2010
(amounts in thousands)
(unaudited)

			Distributions in
			Excess of
			Accumulated	Non-controlling
		Paid-in	Comprehensive	interests Common
	Common Stock	Capital	Earnings	OP Units	Total Equity

Balance, December 31, 2009	$301	$456,696	$(238,467)	$35,897	$254,427
Conversion of OP Units to common stock	4	7	—	(11)	—
Issuance of common stock through employee stock purchase plan	—	314	—	—	314
Compensation expenses related to stock options and restricted stock	—	1,044	—	—	1,044
Repurchase of common stock or Common OP Units	—	(366)	—	—	(366)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(300)	—	300	—
Acquisition of non-controlling interest	—	(1,321)	—	(132)	(1,453)
Net income	—	—	15,064	2,432	17,496
Distributions	—	—	(9,137)	(1,489)	(10,626)

Balance, March 31, 2010	$305	456,074	(232,540)	36,997	$260,836

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended March 31, 2010 and 2009
(amounts in thousands)
(unaudited)

	March 31,	March 31,
	2010	2009
Cash Flows From Operating Activities:
Consolidated net income	$21,527	$20,471
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued real estate and other	177	20
Depreciation expense	18,175	18,459
Amortization expense	814	749
Debt premium amortization	4	(257)
Equity in income of unconsolidated joint ventures	(1,147)	(2,229)
Distributions from unconsolidated joint ventures	564	2,011
Amortization of stock-related compensation	1,044	1,185
Revenue recognized from right-to-use contract sales	(989)	(414)
Commission expense recognized related to right-to-use contract sales	296	136
Accrued long term incentive plan compensation	—	779
Increase in provision for uncollectible rents receivable	69	264
Increase in provision for inventory reserve	—	855
Changes in assets and liabilities:
Rent and other customer receivables, net	—	(517)
Inventory	600	192
Deferred commission expense	(1,708)	(1,629)
Escrow deposits and other assets	(1,141)	1,414
Accrued payroll and other operating expenses	2,015	2,206
Deferred revenue — sales of right-to-use contracts	4,937	5,577
Deferred revenue — right-to-use annual payments	6,650	6,476
Rents received in advance and security deposits	(80)	(890)

Net cash provided by operating activities	51,807	54,858

Cash Flows From Investing Activities:
Acquisition of real estate and other	—	(5,048)
Net tax-deferred exchange withdrawal	786	—
Net repayment of notes receivable	712	1,590
Capital improvements	(8,010)	(6,523)

Net cash used in investing activities	(6,512)	(9,981)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	314	349
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(14,632)	(10,122)
Stock repurchase and Unit redemption	(366)	(108)
Acquisition of non-controlling interests	(1,453)	—
Lines of credit:
Proceeds	—	38,700
Repayments	—	(130,400)
Principal payments and mortgage debt payoff	(13,516)	(28,106)
New financing proceeds	11,950	56,813
Debt issuance costs	(413)	(636)

Net cash used in financing activities	(18,116)	(73,510)

Net increase (decrease) in cash and cash equivalents	27,179	(28,633)
Cash and cash equivalents, beginning of period	145,128	45,312

Cash and cash equivalents, end of period	$172,307	$16,679

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Quarters Ended March 31, 2010 and 2009
(amounts in thousands)
(unaudited)

	March 31,	March 31,
	2010	2009
Supplemental Information:
Cash paid during the period for interest	$23,184	$24,325
Non-cash activities:
Inventory reclassified to Buildings and other depreciable property	$824	$1,830
Manufactured homes acquired with dealer financing	$1,011	$—
Dealer financing	$1,011	$—

Acquisitions
Assumption of assets and liabilities:
Inventory	$—	$65
Escrow deposits and other assets	$—	$431
Accrued payroll and other operating expenses	$—	$27
Rents and other customer payments received in advance and security deposits	$—	$1,411
Investment in real estate	$—	$17,840
Debt assumed and financed on acquisition	$—	$11,851

Dispositions
Other assets and liabilities, net	$97	$—
Investment in real estate	$3,531	$—
Mortgage notes payable	$3,628	$—
The accompanying notes are an integral part of the financial statements.

Definition of Terms:
     Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”), are referred to herein as the “Company,” “ELS,” “we,” “us,” and “our.” Capitalized terms used but not defined herein are as defined in the Company’s Annual Report on Form 10-K (“2009 Form 10-K”) for the year ended December 31, 2009.
Presentation:
     These unaudited Consolidated Financial Statements have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2009 Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2009 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full year results.
Note 1 — Summary of Significant Accounting Policies
     We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (the “Codification”). The FASB finalized the Codification effective for periods ending on or after September 15, 2009. The Codification does not change how we account for our transactions or the nature of the related disclosures made.
(a) Basis of Consolidation
     We consolidate our majority-owned subsidiaries in which we have the ability to control the operations of the subsidiaries and all variable interest entities with respect to which we are the primary beneficiary. We also consolidate entities in which we have a controlling direct or indirect voting interest. All inter-company transactions have been eliminated in consolidation. Our acquisitions on or prior to December 31, 2008 were all accounted for as purchases in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). For business combinations for which the acquisition date is on or after January 1, 2009, the purchase price of Properties will be accounted for in accordance with the Codification Topic “Business Combinations” (“FASB ASC 805”).
     On January 1, 2010, we adopted the Codification Sub-Topic “Variable Interest Entities” (“FASB ASC 810-10-15”). The objective of FAS ASC 810-10-15 is to provide guidance on a qualitative approach for determining which enterprise has a controlling financial interest in a variable interest entity (“VIE”). The approach focuses on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. A company that holds variable interests in an entity will need to consolidate an entity if the company holds the majority power to direct the activities of a VIE that most significantly impact the entity’s economic performance. We have evaluated our relationships with all types of entity ownerships (general and limited partnerships and corporate interests) and are not required to consolidate any of our entity ownerships.
     We have also applied the Codification Sub-Topic “Control of Partnerships and Similar Entities” (“FASB ASC 810-20”), which determines whether a general partner or the general partners as a group controls a limited partnership or similar entity and therefore should consolidate the entity. We will continue to apply FASB ASC 810-10-15 and FASB ASC 810-20 to all types of entity ownership (general and limited partnerships and corporate interests).

Note 1 — Summary of Significant Accounting Policies (continued)
     We apply the equity method of accounting to entities in which we do not have a controlling direct or indirect voting interest or are not considered the primary beneficiary, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5%) and (ii) our investment is passive.
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
(d) Inventory
     As of March 31, 2010 and December 31, 2009, inventory primarily consists of merchandise inventory as almost all Site Set inventory has been reclassified to buildings and other depreciable property. (See Note 6 in the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”)). Home sales revenues and resale revenues are recognized when the home sale is closed. The expense for home inventory reserve is included in the cost of home sales in our Consolidated Statements of Operations.
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
     We periodically evaluate our long-lived assets, including our investments in real estate, for impairment indicators. Our judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns. Future events could occur which would cause us to conclude that impairment indicators exist and an impairment loss is warranted.

Note 1 — Summary of Significant Accounting Policies (continued)
     For long-lived assets to be held and used, including our investments in rental units, we compare the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, we further analyze each individual asset for other temporary or permanent indicators of impairment. An impairment loss would be recorded for the difference between the estimated fair value and the carrying amount of the asset if we deem this difference to be permanent.
     For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time we have a commitment to sell the Property and/or are actively marketing the Property for sale. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded. We account for our Properties held for disposition in accordance with the Codification Sub-Topic “Impairment or Disposal of Long Lived Assets” (“FASB ASC 360-10-35”). Accordingly, the results of operations for all assets sold or held for sale have been classified as discontinued operations in all periods presented.
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
     As of March 31, 2010 and December 31, 2009, the carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits and other assets” on our consolidated balance sheets, were approximately $19.6 million. Accumulated amortization of identified intangibles assets was approximately $0.8 million and $0.6 million as of March 31, 2010 and December 31, 2009, respectively.
     Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,
2010	$924,610
2011	$846,735
2012	$746,735
2013	$705,069
2014	$621,735
(g) Cash and Cash Equivalents
     We consider all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of March 31, 2010 and December 31, 2009 include approximately $0.4 million of restricted cash.

Note 1 — Summary of Significant Accounting Policies (continued)
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
     We also provide financing for nonrefundable upfront payments on sales of right-to-use contracts (“Contracts Receivable”). Based upon historical collection rates and current economic trends, when a sale is financed, a reserve is established for a portion of the Contracts Receivable balance estimated to be uncollectible. The allowance and the rate at which we provide for losses on our Contracts Receivable could be increased or decreased in the future based on our actual collection experience. (See Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-Q).
     On August 14, 2008, we purchased Contract Receivables that were recorded at fair value at the time of acquisition of approximately $19.6 million under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”). The fair value of these Contracts Receivable includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these receivables as of the transaction date. Through March 31, 2010, the credit performance of these receivables has generally been consistent with the assumptions used in determining the initial fair value of these loans, and our original expectations regarding the amounts and timing of future cash flows has not changed. A probable decrease in management’s expectation of future cash collections related to these receivables could result in the need to record an allowance for credit losses related to these loans in the future. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying pool of receivables.
(i) Investments in Joint Ventures
     Investments in joint ventures in which we do not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to our operations and major decisions, are accounted for using the equity method of accounting whereby the cost of an investment is adjusted for our share of the equity in net income or loss from the date of acquisition and reduced by distributions received. The income or loss of each entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interests held by each investor. Differences between the carrying amount of our investment in the respective entities and our share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets, as applicable. (See Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-Q).
(j) Insurance Claims
     The Properties are covered against losses caused by various events including fire, flood, property damage, earthquake, windstorm and business interruption by insurance policies containing various deductible requirements and coverage limits. Recoverable costs are classified in other assets as incurred. Insurance proceeds are applied against the asset when received. Recoverable costs relating to capital items are treated in accordance with our capitalization policy. The book value of the original capital item is written off once the value of the impaired asset has been determined. Insurance proceeds relating to the capital costs are recorded as income in the period they are received.

Note 1 — Summary of Significant Accounting Policies (continued)
     Approximately 70 Florida Properties suffered damage from five hurricanes that struck the state during 2004 and 2005. We estimate our total claims to be approximately $21.0 million and have made claims for the full recovery of these amounts, subject to deductibles.
     We have received proceeds from insurance carriers of approximately $11.2 million through March 31, 2010. The proceeds were accounted for in accordance with the Codification Topic “Contingencies” (“FASB ASC 450”). During the quarters ended March 31, 2010 and 2009, approximately $0.4 million and $1.6 million, respectively, has been recognized as a gain on insurance recovery, which is net of approximately $0.2 million and $0.1 million, respectively, of contingent legal fees and included in income from other investments, net.
     On June 22, 2007, we filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion of this lawsuit.
(k) Fair Value of Financial Instruments
     Our financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, and mortgage notes payable.
     Codification Topic “Fair Value Measurements and Disclosures” (“FASB ASC 820”) establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
     At March 31, 2010 and December 31, 2009, the fair values of our financial instruments approximate their carrying or contract values.
(l) Deferred Financing Costs, net
     Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the lines of credit, unamortized deferred financing fees are accounted for in accordance with, Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $13.1 million and $12.5 million at March 31, 2010 and December 31, 2009, respectively.
(m) Revenue Recognition
     We account for leases with our customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We will reserve for receivables when we believe the ultimate collection is less than probable. Our provision for uncollectible rents receivable was approximately $2.2 million as of March 31, 2010 and December 31, 2009.

Note 1 — Summary of Significant Accounting Policies (continued)
     We account for the sales of right-to-use contracts in accordance with the Codification Topic “Revenue Recognition” (“FASB ASC 605”). A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Customers may choose to upgrade their contracts to increase their usage and the number of Properties they may access. A contract requires the customer to make an upfront nonrefundable payment and annual payments during the term of the contract. The stated term of a right-to-use contract is generally three years and the customer may renew his contract by continuing to make the annual payments. We will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, we have estimated to be from one to 31 years. For example, we have currently estimated that 7.9% of customers who purchase a new right-to-use contract will terminate their contract after five years. Therefore, the upfront nonrefundable payments from 7.9% of the contracts sold in any particular period are amortized on a straight-line basis over a period of five years as the estimated customer life for 7.9% of our customers who purchase a contract is five years. The historical attrition rates for upgrade contracts are lower than for new contacts, and therefore, the nonrefundable upfront payments for upgrade contracts are amortized at a different rate than for new contracts. The decision to recognize this revenue in accordance with FASB ASC 605 was made after corresponding with the Office of the Chief Accountant at the SEC during September and October of 2008.
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
(n) Reclassifications
     Certain 2009 amounts have been reclassified to conform to the 2010 presentation. This reclassification had no material effect on the consolidated balance sheets or statements of operations of the Company.
     On March 24, 2010 the Company filed a Form 8-K disclosing and attaching as an exhibit a proposed new format for our Consolidated Statements of Operations. The proposed new format is in response to a comment letter received from the SEC on March 18, 2010. The proposed new format has been incorporated into this Form 10-Q.

Note 2 — Earnings Per Common Share
     Earnings per common share are based on the weighted average number of common shares outstanding during each year. Codification Topic “Earnings Per Share” (“FASB ASC 260”) defines the calculation of basic and fully diluted earnings per share. Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year and basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. The conversion of OP Units has been excluded from the basic earnings per share calculation. The conversion of an OP Unit to a share of common stock has no material effect on earnings per common share.
     The following table sets forth the computation of basic and diluted earnings per common share for the quarters ended March 31, 2010 and 2009 (amounts in thousands):

	Quarters Ended
	March 31,
	2010	2009
Numerators:
Income from Continuing Operations:
Income from continuing operations — basic	$15,216	$13,556
Amounts allocated to dilutive securities	2,457	2,776

Income from continuing operations — fully diluted	$17,673	$16,332

Income from Discontinued Operations:
(Loss) income from discontinued operations — basic	$(152)	$88
Amounts allocated to dilutive securities	(25)	18

(Loss) income from discontinued operations — fully diluted	$(177)	$106

Net Income Available for Common Shares — Fully Diluted:
Net income available for Common Shares — basic	$15,064	$13,644
Amounts allocated to dilutive securities	2,432	2,794

Net income available for Common Shares — fully diluted	$17,496	$16,438

Denominator:
Weighted average Common Shares outstanding — basic	30,304	24,945
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	4,912	5,261
Employee stock options and restricted shares	284	317

Weighted average Common Shares outstanding — fully diluted	35,500	30,523

Note 3 — Common Stock and Other Equity Related Transactions
     On April 9, 2010, the Company paid a $0.30 per share distribution for the quarter ended March 31, 2010 to stockholders of record on March 26, 2010. On March 31, 2010, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

Note 4 — Investment in Real Estate
     Investment in real estate is comprised of (amounts in thousands):

	As of
	March 31,	December 31,
Properties Held for Long Term	2010	2009
Investment in real estate:
Land	$543,663	$543,613
Land improvements	1,743,811	1,741,142
Buildings and other depreciable property	254,372	248,907

	2,541,846	2,533,662
Accumulated depreciation	(646,695)	(628,839)

Net investment in real estate	$1,895,151	$1,904,823

	As of
	March 31,	December 31,
Properties Held for Sale	2010	2009
Investment in real estate:
Land	$—	$1,109
Land improvements	—	3,301
Buildings and other depreciable property	—	143

	—	4,553
Accumulated depreciation	—	(929)

Net investment in real estate	$—	$3,624

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
     As of March 31, 2010, the Company had no Properties designated as held for disposition pursuant to FASB ASC 360-10-35.
     Creekside is a 165-site all-age manufactured home community located in Wyoming, Michigan. On December 29, 2009, we sent a notice of imminent default along with a deed-in-lieu of foreclosure to the loan servicer regarding the $3.6 million mortgage loan on Creekside which bears interest at 6.327% and was scheduled to mature in 2015. We defaulted on the mortgage in January 2010 and ceased managing the property as of January 29, 2010. In accordance with FASB ASC 470-60, we recorded a loss on disposition of approximately $0.2 million during the quarter ended March 31, 2010. (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)

Note 4 — Investment in Real Estate (continued)
     The following table summarizes the combined results of operations of the zero and two Properties currently held for sale for the quarters ended March 31, 2010 and 2009, respectively (amounts in thousands).

	Quarters Ended
	March 31,
	2010	2009
Rental income	$—	$540
Utility and other income	—	38

Property operating revenues	—	578

Property operating expenses	—	(242)

Income from property operations	—	336

Income from home sales operations	—	13

Interest and Amortization	—	(223)

Loss on real estate	(177)	(20)

(Loss) income from discontinued operations	$(177)	$106

Note 5 — Investment in Joint Ventures
     The Company recorded approximately $0.8 million and $1.9 million of equity in income from unconsolidated joint ventures, net of approximately $0.3 million and $0.3 million of depreciation expense for the quarters ended March 31, 2010 and 2009, respectively. The Company received approximately $0.6 million and $2.0 million in distributions from such joint ventures for the quarters ended March 31, 2010 and 2009, respectively. Approximately $0.6 million and $2.0 million of such distributions were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the quarters ended March 31, 2010 and 2009, respectively. Approximately $0.1 million and $1.1 million of the distributions received in the quarters ended March 31, 2010 and 2009, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in equity in income from unconsolidated joint ventures. Distributions received during the quarter ended March 31, 2009, include amounts received from the sale or liquidation of equity in joint venture investments.
     On February 13, 2009, the Company sold its 25 percent interest in two Diversified Portfolio joint ventures known as (i) Pine Haven, a 625-site property in Ocean View, New Jersey and (ii) Round Top, a 319-site property in Gettysburg, Pennsylvania. A gain on sale of approximately $1.1 million was recognized and is included in equity in income of unconsolidated joint ventures.

Note 5 — Investment in Joint Ventures (continued)
     The following table summarizes the Company’s investments in unconsolidated joint ventures (with the number of Properties shown parenthetically as of March 31, 2010 and December 31, 2009, respectively with dollar amounts in thousands):

			Economic				JV Income for the
			Interest		Investment as of		Quarters Ended
Investment	Location	Number of Sites	(a)		March 31, 2010	December 31, 2009	March 31, 2010	March 31, 2009
Meadows	Various (2,2)	1,027	50%		$72	$245	$302	$258
Lakeshore	Florida (2,2)	342	65%		127	133	46	72
Voyager	Arizona (1,1)	1,706	50	%(b)	9,114	8,732	449	430
Other Investments	Various (0,0)(c)	—	25%		338	332	44	1,143

		3,075			$9,651	$9,442	$841	$1,903

(a)	The percentages shown approximate the Company’s economic interest as of March 31, 2010. The Company’s legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort. A 25% interest in the utility plant servicing the Property is included in Other Investments.

(c)	In February 2009, the Company sold its 25% interest in two Diversified Portfolio joint ventures. The JV income reported for the quarter ended March 31, 2009 is primarily from the sale of the interest.
Note 6 — Inventory
     The following table sets forth Inventory as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	March 31,	December 31,
	2010	2009
New homes	$184	$174
Used homes	—	—
Other (a)	3,003	2,790

Total inventory	$3,187	$2,964

(a)	Other inventory primarily consists of merchandise inventory.
     During the quarter ended March 31, 2010 and year ended December 31, 2009, $0.0 and $6.7 million, respectively, of new and used resort cottage inventory and related reserves were reclassified to fixed assets. The reclassification was made to reflect the current use of the resources as rental units.
Note 7 — Notes Receivable
     As of March 31, 2010 and December 31, 2009, the Company had approximately $29.2 million and $30.0 million in notes receivable, respectively. As of March 31, 2010 and December 31, 2009, the Company has approximately $10.1 million and $10.4 million, respectively, in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 8.7%, have an average term and amortization of three to 20 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of approximately $0.3 million as of March 31, 2010 and December 31, 2009. During the quarter ended March 31, 2010 and year ended December 31, 2009, approximately $0.1 million and $1.0 million, respectively, was repaid and an additional $0.1 million and $0.5 million, respectively, was loaned to customers.

Note 7 — Notes Receivable (continued)
     As of March 31, 2010 and December 31, 2009, the Company had approximately $16.9 million and $17.4 million, respectively, of Contracts Receivables, including allowances of approximately $1.2 million. These Contracts Receivables represent loans to customers who have purchased right-to-use contracts. The Contracts Receivable yield interest at a per annum weighted average rate of 16.5%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the quarter ended March 31, 2010 and year ended December 31, 2009, approximately $2.4 million and $9.6 million, respectively, was repaid and an additional $2.1 million and $8.0 million, respectively, was loaned to customers.
     As of March 31, 2010 and December 31, 2009, the Company had approximately $0.2 million in notes, which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with partnership interests in certain joint ventures.
     As of March 31, 2010 and December 31, 2009, the Company had approximately $2.0 million, in notes, which bear interest at a per annum rate of 11.0% and matures on July 6, 2010. The note is collateralized by first priority mortgages on four resort properties.
Note 8 — Long-Term Borrowings
     As of March 31, 2010 and December 31, 2009, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $1,541.2 million and $1,542.8 million, respectively, and approximately $0.0 and $3.6 million of mortgage indebtedness as of March 31, 2010 and December 31, 2009, respectively, on Properties held for sale. The weighted average interest rate on this mortgage indebtedness for the quarter ended March 31, 2010 and the year ending December 31, 2009 was approximately 6.0% per annum. The debt bears interest at rates of 5.0% to 8.5% per annum and matures on various dates ranging from 2010 to 2020. The debt encumbered a total of 138 and 140 of the Company’s Properties as of March 31, 2010 and December 31, 2009, respectively, and the carrying value of such Properties was approximately $1,642 million and $1,680 million, respectively, as of such dates.
     As of March 31, 2010 and December 31, 2009, the Company has outstanding debt secured by certain manufactured homes of $2.5 million and $1.5 million, respectively. This financing provided by the manufactured home dealer requires monthly payments, bears interest at 8.5% and matures on the earlier of: 1) the date the home is sold or 2) November 20, 2016.
     As of March 31, 2010 and December 31, 2009, our unsecured lines of credit had an availability of $370 million. The lines of credit expire on June 30, 2010 and have a one-year extension option. The one-year extension fee is 0.15%.

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
     Components of the change in deferred revenue-sale of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Quarters Ended
	March 31,
	2010	2009
Deferred revenue — sale of right-to-use contracts, as of January 1,	$29,493	$10,611

Deferral of new right-to-use contracts	4,937	5,577
Deferred revenue recognized	(989)	(414)

Net increase in deferred revenue	3,948	5,163

Deferred revenue — sale of right-to-use contracts, as of March 31,	$33,441	$15,774

Deferred commission expense, as of January 1,	$9,373	$3,644

Costs deferred	1,708	1,629
Commission expense recognized	(296)	(136)

Net increase in deferred commission expense	1,412	1,493

Deferred commission expense, March 31,	$10,785	$5,137

Note 10 — Stock Option Plan and Stock Grants
     The Company accounts for its stock-based compensation in accordance with the Codification Topic “Compensation — Stock Compensation” (“FASB ASC 718”), which was adopted on July 1, 2005.
     Stock-based compensation expense for the quarters ended March 31, 2010 and 2009, was approximately $1.0 million and $1.2 million, respectively.
     Pursuant to the Stock Option Plan as discussed in Note 14 to the 2009 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options (“Options”). During the quarter ended March 31, 2010, no options were exercised.
     On February 1, 2010, the Company awarded Restricted Stock Grants for 74,665 shares of common stock to certain members of senior management of the Company. These Restricted Stock Grants will vest on December 31, 2010. The fair market value of these Restricted Stock Grants was approximately $3.7 million as of the date of grant and is recorded as a compensation expense and paid in capital over the vesting period.
     On February 1, 2010, the Company awarded Restricted Stock Grants for 31,000 shares of common stock at a fair market value of approximately $1.5 million to certain members of the Board of Directors for services rendered in 2009. One-third of the shares of restricted common stock covered by these awards vests on each of December 31, 2010, December 31, 2011, and December 31, 2012.

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
     The Company’s Chief Executive Officer and President were not participants in the LTIP. The approved payments were paid in cash on March 3, 2010.
     The Company accounted for the LTIP in accordance with FASB ASC 718. As of March 31, 2010 and December 31, 2009, the Company had accrued compensation expense of approximately $0.0 million and $2.8 million, respectively, related to the LTIP, including approximately $0.0 million and $1.1 million in the quarter ended March 31, 2010 and year ended December 31, 2009, respectively.
Note 12 — Transactions with Related Parties
Privileged Access
     On August 14, 2008, the Company acquired substantially all of the assets and assumed certain liabilities of Privileged Access for an unsecured note payable of $2.0 million which was paid off during the year ended December 31, 2009. Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. At closing, approximately $4.8 million of Privileged Access cash was deposited into an escrow account for liabilities that Privileged Access has retained. The balance in the escrow account as of March 31, 2010 was approximately $1.9 million.
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
Corporate headquarters
     The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, the Company’s Chairman of the Board. Payments made in accordance with the lease agreement to this entity amounted to approximately $0.0 million and $0.4 million for the quarters ended March 31, 2010 and 2009, respectively. No payments were made during the quarter ended March 31, 2010 as the landlord provided six months free rent in connection with a new lease for the office space that commenced December 1, 2009. As of March 31, 2010 and December 31, 2009, approximately $546,000 and $60,000, respectively, were accrued with respect to this office lease.
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
     The Company’s constitutional claims against the City were tried in a bench trial during April 2007. On January 29, 2008, the United States District Court for the Northern District of California issued its Findings of Facts, Conclusions of Law and Order Thereon (the “Order”). The Company filed the Order on Form 8-K on January 31, 2008.
     On April 17, 2009, the Court issued its Order for Entry of Judgment (“April 2009 Order”), and its “Order” relating to the parties’ requests for attorneys’ fees (the “Fee Order”). The Company filed the April 2009 Order and the Fee Order on Form 8-K on April 20, 2009. In the April 2009 Order, the Court stated that the judgment to be entered will gradually phase out the City’s site rent regulation scheme that the Court has found unconstitutional. Existing residents of the Company’s Property in San Rafael will be able to continue to pay site rent as if the Ordinance were to remain in effect for a period of ten years. Enforcement of the Ordinance will be immediately enjoined with respect to new residents of the Property and expire entirely ten years from the date of judgment. When a current site lessee at the Property transfers his leasehold to a new resident upon the sale of the accompanying mobilehome, the Ordinance shall be enjoined as to the next resident and any future resident. The Ordinance shall be enjoined as to all residents ten years from the entry of judgment.
     The Fee Order awarded certain amounts of attorneys’ fees to the Company with respect to its constitutional claims, certain amounts to the City with respect to the Company’s contract claims, the net effect of which was that the City must pay the Company approximately $1.8 million for attorneys’ fees. On June 10, 2009, the Court entered an order on fees and costs which, in addition to the net attorneys’ fees of approximately $1.8 million the Court previously ordered the City to pay the Company, orders the City to pay to the Company net costs of approximately $0.3 million. On June 30, 2009, the Court entered final judgment as anticipated by the April 2009 Order. The City filed a notice of appeal, and posted a bond of approximately $2.1 million securing a stay pending appeal of the enforcement of the order awarding attorneys’ fees and costs to the Company. The residents’ association, which intervened in the case, filed a motion in the Court of Appeals, which the City joined, seeking a stay of the injunctions, which the Court of Appeals denied. The Company filed a notice of cross-appeal. On February 2, 2010, the City and the Association filed their opening brief on appeal. On June 22, 2010, the parties will participate in a settlement mediation before a mediator of the Court of Appeals’ Mediation Program. The briefing schedule for the appeal has been suspended pending the outcome of the mediation.
     In June 2003, the Company won a judgment against the City of Santee in California Superior Court (Case No. 777094). The effect of the judgment was to invalidate, on state law grounds, two rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinance and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The Court of Appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and

Note 13 — Commitments and Contingencies (continued)
that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand, the trial court was directed to decide the issue of damages to the Company from these ordinances, which the Company believes is consistent not only with the Company receiving the economic benefit of invalidating one of the ordinances, but also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. In the remand action, the trial court granted a motion for restitution filed by the City in Case No. GIE 020524. The Company filed a notice of appeal on July 2, 2008. In order to avoid further trial and the related expenses, the Company agreed to a stipulated judgment, which requires the Company to put into escrow after entry of the judgment, pending appeal, funds sufficient to pay the judgment with prejudgment interest while preserving the Company’s appellate rights. Subsequently, the trial court also awarded the City some but not all of the prejudgment interest it sought. The stipulated judgment was entered on November 5, 2008, and the Company deposited into the escrow the amounts required by the judgment and continues to deposit monthly disputed amounts until the disputes are resolved on appeal. On appeal, the California Court of Appeal reversed the trial court’s ruling that the City had standing to obtain restitution from the Company for the additional rents the Company collected in reliance on the trial court’s subsequently reversed ruling that two of the prior ordinances were void, and affirmed the remainder of the trial courts’ rulings. The Company filed with the Court of Appeal a petition for rehearing. Based on the petition for rehearing, the Court of Appeal modified its opinion in certain respects, but did not change its judgment. The Company has filed a petition for review by the California Supreme Court. The tenant association continued to seek damages, penalties and fees in their separate action based on the same claims made on the tenants’ behalf by the City in the City’s case. The Company moved for judgment on the pleadings in the tenant association’s case on the ground that the tenant association’s case is moot in light of the stipulated judgment in the City’s case. On November 6, 2008, the Court granted the Company’s motion for judgment on the pleadings without leave to amend. The tenant association sought reconsideration of that ruling, which was denied. The tenant association filed a notice of appeal, which has been fully briefed. Oral argument in the tenant association’s appeal is set for June 17, 2010.
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

Note 13 — Commitments and Contingencies (continued)
California Hawaiian
     On April 30, 2009, a group of tenants at the Company’s California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company moved to compel arbitration and stay the proceedings, to dismiss the case, and to strike portions of the complaint. By order dated October 8, 2009, the Court granted the Company’s motion to compel arbitration and stayed the court proceedings pending the outcome of the arbitration. The plaintiffs filed with the Court of Appeal a petition for writ seeking to overturn the trial court’s arbitration and stay orders. The Company submitted a preliminary opposition and the Court of Appeal issued an order allowing further written submissions and requests for oral argument, which the parties have submitted. Oral argument has not been set. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the litigation.
Hurricane Claim Litigation
     On June 22, 2007, the Company filed suit in the Circuit Court of Cook County, Illinois (Case No. 07CH16548), against its insurance carriers, Hartford Fire Insurance Company, Essex Insurance Company, Lexington Insurance Company, and Westchester Surplus Lines Insurance Company, regarding a coverage dispute arising from losses suffered by the Company as a result of hurricanes that occurred in Florida in 2004 and 2005. The Company also brought claims against Aon Risk Services, Inc. of Illinois, the Company’s former insurance broker, regarding the procurement of appropriate insurance coverage for the Company. The Company is seeking declaratory relief establishing the coverage obligations of its carriers, as well as a judgment for breach of contract, breach of the covenant of good faith and fair dealing, unfair settlement practices and, as to Aon, for failure to provide ordinary care in the selling and procuring of insurance. The claims involved in this action exceed $11 million.
     In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, the Company filed its Second Amended Complaint. Aon filed a motion to dismiss the Second Amended Complaint in its entirety as against Aon, and the insurers moved to dismiss portions of the Second Amended Complaint as against them. The insurers’ motion was denied and they have now answered the Second Amended Complaint. Aon’s motion was granted, with leave granted to the Company to file an amended pleading containing greater factual specificity. The Company did so by adding to the Second Amended Complaint a new Count VII against Aon, which the Company filed on August 15, 2008. Aon then answered the new Count VII in part and moved to strike certain of its allegations. The Court left Count VII undisturbed, except for ruling that the Company’s alternative claim that Aon was negligent in carrying out its duty to give notice to certain of the insurance carriers on the Company’s behalf should be re-pleaded in the form of a breach of contract theory. On February 2, 2009, the Company filed such a claim in the form of a new Count VIII against Aon. Aon answered Count VIII. In January 2010, the parties engaged in a settlement mediation, which did not result in a settlement. Discovery is proceeding.
     Since filing the lawsuit, the Company has received additional payments from Essex Insurance Company, Lexington Insurance Company, and Westchester Surplus Lines Insurance Company, of approximately $3.7 million. In January 2008 the Company entered a settlement with Hartford Fire Insurance Company pursuant to which Hartford paid the Company the remaining disputed limits of Hartford’s insurance policy, in the amount of approximately $0.5 million, and the Company dismissed and released Hartford from additional claims for interest and bad faith claims handling.

Note 13 — Commitments and Contingencies (continued)
California and Washington Wage Claim Class Actions
     On October 16, 2008, the Company was served with a class action lawsuit in California state court filed by a single named plaintiff. The suit alleges that, at the time of the PA Transaction, the Company and other named defendants willfully failed to pay former California employees of Privileged Access and its affiliates (“PA”) who became employees of the Company all of the wages they earned during their employment with PA, including accrued vacation time. The suit also alleges that the Company improperly “stripped” those employees of their seniority. The suit asserts claims for alleged violation of the California Labor Code; alleged violation of the California Business & Professions Code and for alleged unfair business practices; alleged breach of contract; alleged breach of the duty of good faith and fair dealing; and for alleged unjust enrichment. The complaint seeks, among other relief, compensatory and statutory damages; restitution; pre-judgment and post-judgment interest; attorney’s fees, expenses and costs; penalties; and exemplary and punitive damages. The complaint does not specify a dollar amount sought. On December 18, 2008, the Company filed a demurrer seeking dismissal of the complaint in its entirety without leave to amend. On May 14, 2009, the Court granted the Company’s demurrer and dismissed the complaint, in part without leave to amend and in part with leave to amend. On June 2, 2009, the plaintiff filed an amended complaint. On July 6, 2009, the Company filed a demurrer seeking dismissal of the amended complaint in its entirety without leave to amend. On October 20, 2009, the Court granted the Company’s demurrer and dismissed the amended complaint, in part without leave to amend and in part with leave to amend. On November 9, 2009, the plaintiff filed a third amended complaint. On December 11, 2009, the Company filed a demurrer seeking dismissal of the third amended complaint in its entirety without leave to amend. On February 23, 2010, the court dismissed without leave to amend the claim for breach of the duty of good faith and fair dealings, and otherwise denied the Company’s demurrer. Discovery is proceeding. The Company will vigorously defend the lawsuit.
     On December 16, 2008, the Company was served with a class action lawsuit in Washington state court filed by a single named plaintiff, represented by the same counsel as the plaintiff in the California class action. The complaint asserts on behalf of a putative class of Washington employees of PA who became employees of the Company substantially similar allegations as are alleged in the California class action. The Company moved to dismiss the complaint. On April 3, 2009, the court dismissed: (1) the first cause of action, which alleged a claim under the Washington Labor Code for failure to pay accrued vacation time; (2) the second cause of action, which alleged a claim under the Washington Labor Code for unpaid wages on termination; (3) the third cause of action, which alleged a claim under the Washington Labor Code for payment of wages less than entitled; and (4) the fourth cause of action, which alleged a claim under the Washington Consumer Protection Act. The court did not dismiss the fifth cause of action for breach of contract, the sixth cause of action of the breach of the duty of good faith and fair dealing; and the seventh cause of action for unjust enrichment. On May 22, 2009, the Company filed a motion for summary judgment on the causes of action not previously dismissed, which was denied. With leave of court, the plaintiff filed an amended complaint, the material allegations of which the Company denied in an answer filed on September 11, 2009. Discovery is proceeding. The Company will vigorously defend the lawsuit.
Cascade
     On December 10, 2008, the King County Hospital District No. 4 (the “Hospital District”) filed suit against the Company seeking a declaratory judgment that it had properly rescinded an agreement to acquire the Company’s Thousand Trails — Cascade Property (“Cascade”) located 20 miles east of Seattle, Washington. The agreement was entered into after the Hospital District had passed a resolution authorizing the condemnation of Cascade. Under the agreement, in lieu of a formal condemnation proceeding, the Company agreed to accept from the Hospital District $12.5 million for the Property with an earnest money deposit of approximately $0.4 million. The Company has not included in income the earnest money deposit received. The closing of the transaction was originally scheduled in January 2008, and was extended to April 2009. The Company has filed an answer to the Hospital District’s suit and a counterclaim seeking recovery of the amounts owed under the agreement. On February 27, 2009, the Hospital District filed a summary judgment motion arguing that it was entitled to rescind the agreement because the Property is zoned residential and the Company did not provide the Hospital District a residential real estate disclosure form. On April 2, 2009, the Court denied the Hospital District’s summary judgment motion, ruling that a real property owner who is compelled to transfer land under the power of eminent domain is not legally required to provide a disclosure form. The

Note 13 — Commitments and Contingencies (continued)
Hospital District filed a motion for reconsideration of the summary judgment ruling. On April 22, 2009, the Court reaffirmed its ruling that a real property owner that is compelled to transfer land under eminent domain is not legally required to provide a disclosure form. On May 22, 2009, the Court denied the Hospital District’s motion for reconsideration in its entirety, reaffirmed its ruling that condemnation was the reason for the transaction between the Company and the Hospital District, and ruled that the Hospital District is not entitled to take discovery in an effort to establish otherwise. On April 16, 2010, the Company filed motion for summary judgment seeking an award of specific performance of the parties’ contractual obligations, which is set for hearing on May 14, 2010. Discovery is proceeding. The case is set for trial on July 12, 2010. The Company will vigorously pursue its rights under the agreement. Due to the anticipated transfer of the Property, the Company closed Cascade in October 2007.
Brennan Beach
     The Law Enforcement Division of the New York Department of Environmental Compliance (“DEC”) investigated certain allegations relating to the operation of the onsite wastewater treatment plant and the use of adjacent wetlands at Brennan Beach, which is located in Pulaski, New York. The allegations included assertions of unlawful point source discharges, permit discharge exceedances, and placing material in a wetland buffer area without a permit. Representatives of the Company attended meetings with the DEC in November 2007, April 2008, May 2008 and June 2008, at which the alleged violations were discussed, and the Company cooperated with the DEC investigation. No formal notices were issued to the Company asserting specific violations, but the DEC indicated that it believed the Company was responsible for certain of the alleged violations. As a result, the Company and the DEC entered a civil consent order effective March 10, 2010, pursuant to which the Company paid a penalty and placed funds in escrow for an environmental benefit project at a total cost of approximately $0.2 million in connection with the alleged violations. The amounts paid under the consent order were accrued as property operating expenses during the quarter ended June 30, 2008.
Creekside
     On December 29, 2009, the Company sent to the loan servicer a notice of imminent default along with a deed-in-lieu of foreclosure agreement executed by the Company (the “Proposed DIL Agreement”) regarding our nonrecourse mortgage loan of approximately $3.6 million secured by our Creekside property, which went into default in January 2010. A receiver was appointed by agreed order, and the Company has recorded a loss on disposition of approximately $0.2 million during the quarter ended March 31, 2010. The Lender has alleged that the borrower misappropriated rents from the Property after the default and that payment of accrued and unpaid management fees may constitute an unauthorized transfer in violation of Michigan’s Uniform Fraudulent Transfer Act, apparently referring to a payment of approximately $130,700, made to the Company’s affiliate that managed the Property, for unpaid and accrued management fees and advances of operating shortfalls. The Company disputes and will vigorously defend against any allegation that there has been any misappropriation of rents, any unauthorized or improper transfers, or that there is any personal liability for any amounts claimed to be due and owing. The Company and the lender have negotiated a “Prenegotiation Agreement” as a precursor to discussing the Proposed DIL Agreement or other method of transferring title to the Property to the Lender.
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
     The Company is a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of March 31, 2010, the Company owned or had an ownership interest in a portfolio of 303 Properties located throughout the United States and Canada containing 110,411 residential sites. These Properties are located in 27 states and British Columbia (with the number of Properties in each state or province shown parenthetically, as follows): Florida (86), California (48), Arizona (35), Texas (15), Washington (14), Pennsylvania (12), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Nevada (6), New York (6), Virginia (6), Wisconsin (5), Indiana (5), Maine (5), Illinois (4), Massachusetts (3), New Jersey (3), South Carolina (3), Michigan (2), New Hampshire (2), Ohio (2), Tennessee (2), Utah (2), Alabama (1), Kentucky (1) and British Columbia (1).
     This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:
•	our ability to control costs, real estate market conditions, the actual rate of decline in customers, the actual use of sites by customers and our success in acquiring new customers at our Properties (including those recently acquired);

•	our ability to maintain historical rental rates and occupancy with respect to Properties currently owned or that we may acquire;

•	our assumptions about rental and home sales markets;

•	in the age-qualified Properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial, credit and capital markets volatility;

•	results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing and competition from alternative housing options including site-built single-family housing;

•	impact of government intervention to stabilize site-built single family housing and not manufactured housing;

•	the completion of future acquisitions, if any, and timing with respect thereto and the effective integration and successful realization of cost savings;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional common stock;

•	the effect of accounting for the sale of agreements to customers representing a right-to-use the Properties under the Codification Topic “Revenue Recognition;” and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.
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

The following chart lists the Properties acquired, invested in, or sold since December 31, 2008.

Property	Transaction Date	Sites
Total Sites as of December 31, 2008		112,257
Property or Portfolio (# of Properties in parentheses):
Expansion Site Development and other:
Sites added (reconfigured) in 2009		(1)
Sites added (reconfigured) in 2010		1

Dispositions:
Round Top JV (1)	February 13, 2009	(319)
Pine Haven JV (1)	February 13, 2009	(625)
Caledonia (1)	April 17, 2009	(247)
Casa Village (1)	July 20, 2009	(490)
Creekside (1)	January 10, 2010	(165)

Total Sites as of March 31, 2010		110,411

     Since December 31, 2008, the gross investment in real estate has increased from $2,491 million to $2,542 million as of March 31, 2010.

Outlook
     Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.
     We have approximately 64,800 annual sites, approximately 8,900 seasonal sites, which are leased to customers generally for three to six months, and approximately 9,300 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient sites and we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 24,300 sites designated as right-to-use sites which are primarily utilized to service the approximately 108,000 customers who own right-to-use contracts. We also have interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

	Total Sites as of	Total Sites as of
	March 31,	December 31,
	2010	2009
	(rounded to 000s)	(rounded to 000s)
Community sites (1)	44,200	44,400
Resort sites:
Annual	20,600	20,600
Seasonal	8,900	8,900
Transient	9,300	9,300
Right-to-use (2)	24,300	24,300
Joint Ventures (3)	3,100	3,100

	110,400	110,600

(1)	Includes zero and 165 sites from discontinued operations at March 31, 2010 and December 31, 2009, respectively.

(2)	Includes approximately 2,500 sites rented on an annual basis.

(3)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.
     A significant portion of our rental agreements on community sites are directly or indirectly tied to published CPI statistics that are issued from June through September each year. We currently expect our 2010 community base rental income to increase approximately 2% as compared to 2009. We have already notified approximately 74% of our community site customers with rent increases reflecting this revenue growth.
     Our home sales volumes and gross profits have been declining since 2005. We believe that the disruption in the site-built housing market may be contributing to the decline in our home sales operations as potential customers are not able to sell their existing site-built homes as well as increased price sensitivity for seasonal and second homebuyers. We believe that our potential customers are also having difficulty obtaining financing on resort homes, resort cottages and RV purchases. There are few options for potential customers who seek to obtain manufactured home financing. The options that are available currently require at least a 5% down payment and interest rates ranging from approximately 8% to 13%. This is in contrast to purchasers of site-built homes, who own the underlying land and that may benefit from various government stimulus packages designed to keep interest rates and down payments low. The continued decline in homes sales activity resulted in our decision to significantly reduce our new homes sales operation during the last couple of months of 2008 and until such time as new home sales markets improve. We believe that renting our vacant new homes may represent an attractive source of occupancy and potentially convert to a new homebuyer in the future. We are also focusing on smaller, more energy efficient and more affordable homes in our manufactured home Properties. We also believe that some customers capable of purchasing are opting instead to rent due to the current economic environment.
     Our manufactured home rental operations have been increasing since 2007. For the quarter ended March 31, 2010, occupied manufactured home rentals increased to 1,844, or 103.3%, from 907 for the year ended December 31, 2007. Net operating income from rental operations increased to approximately $11.2 million for the year ended

December 31, 2009 from approximately $5.9 million for the year ended December 31, 2007. We believe that, unlike the home sales business, at this time we compete effectively with other types of rentals (i.e. apartments). We are currently evaluating whether we want to continue to invest in additional rental units.
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
     Several different Agreements are currently offered to new customers. These front-line Agreements are generally distinguishable from each other by the number of Properties a customer can access. The Agreements generally grant the customer the contractual right-to-use designated space within the Properties on a continuous basis for up to 14 days. The Agreements require annual payments and may also require nonrefundable upfront payments.
     Existing customers may be offered an upgrade Agreement from time-to-time. The upgrade Agreement is currently distinguishable from a new Agreement that a customer would enter into by (1) increased length of consecutive stay by 50% (i.e. up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units and (4) access to additional Properties, which may include discounts at non-membership RV Properties. Each upgrade requires a nonrefundable upfront payment. The Company may finance the nonrefundable upfront payment under any Agreement.
Supplemental Property Disclosure
     We provide the following disclosures with respect to certain assets:
•	Tropical Palms - On July 15, 2008, Tropical Palms, a 541-site resort Property located in Kissimmee, Florida, was leased to a new operator for 12 years. The lease provides for an initial fixed annual lease payment of $1.6 million, which escalates at the greater of CPI or 3%. Percentage rent payments are provided for beginning in 2010, subject to gross revenue floors. The Company will match the lessee’s capital investment in new rental units at the Property up to a maximum of $1.5 million. The lessee will pay the Company additional rent equal to 8% per year on the Company’s capital investment. The lease income recognized during the quarters ended March 31, 2010 and 2009 was approximately $0.5 million and is included in income from other investments, net. During the quarters ended March 31, 2010 and 2009, the Company spent approximately $0.0 million and $0.6 million, respectively, to match the lessee’s investment in new rental units at the Property.
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

Specifically, the Company believes that programs intended to provide relief to current or potential site-built single family homeowners negatively impacts its business.
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
Critical Accounting Policies and Estimates
     Refer to the 2009 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. During the quarter ended March 31, 2010, there were no changes to these policies.
     The FASB finalized the Codification of GAAP effective for periods ending on or after September 15, 2009. References to GAAP issued by the FASB are to the Codification. The Codification does not change how the Company accounts for its transactions or the nature of the related disclosures made.

Results of Operations
     The results of operations for the one Property disposed of during 2010 and two Properties sold during 2009 have been classified as income from discontinued operations, pursuant to FASB ASC 360-10-35. See Note 4 in the Notes to the Consolidated Financial Statements for summarized information for these Properties.
Comparison of the Quarter Ended March 31, 2010 to the Quarter Ended March 31, 2009
Income from Property Operations
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the quarters ended March 31, 2010 and 2009 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2008 and which have been owned and operated by the Company continuously since January 1, 2009. Core growth percentages exclude the impact of GAAP deferrals of right-to-use contract sales and related commissions.

	Core Portfolio				Total Portfolio
			Increase /
	2010	2009	(Decrease)	% Change	2010	2009	Increase / (Decrease)	% Change
Community base rental income	$64,401	$63,148	$1,253	2.0%	$64,422	$63,184	$1,238	2.0%
Resort base rental income	36,418	35,246	1,172	3.3%	36,945	35,458	1,487	4.2%
Right-to-use annual payments	12,185	12,895	(710)	(5.5%)	12,185	12,895	(710)	(5.5%)
Right-to-use contracts current period, gross	4,937	5,577	(640)	(11.5%)	4,937	5,577	(640)	(11.5%)
Utility and other income	12,866	12,399	467	3.8%	12,889	12,404	485	3.9%

Property operating revenues, excluding deferrals	130,807	129,265	1,542	1.2%	131,378	129,518	1,860	1.4%
Property operating and maintenance	43,099	41,824	1,275	3.0%	43,454	42,004	1,450	3.5%
Real estate taxes	8,260	8,435	(175)	(2.1%)	8,314	8,456	(142)	(1.7%)
Sales and marketing, gross	3,263	3,072	191	6.2%	3,263	3,072	191	6.2%

Property operating expenses excluding deferrals and Property management	54,622	53,331	1,291	2.4%	55,031	53,532	1,499	2.8%

Property management	8,680	8,691	(11)	(0.1%)	8,740	8,704	36	0.4%
Property operating expenses excluding deferrals	63,302	62,022	1,280	2.1%	63,771	62,236	1,535	2.5%

Income from property operations, excluding deferrals	67,505	67,243	262	0.4%	67,607	67,282	325	0.5%

Right-to-use contract sales, deferred, net	(3,948)	(5,163)	1,215	23.5%	(3,948)	(5,163)	1,215	23.5%
Right-to-use contract commissions, deferred net	1,412	1,493	(81)	(5.4%)	1,412	1,493	(81)	(5.4%)

Income from property operations	$64,969	$63,573	$1,396	2.2%	$65,071	$63,612	$1,459	2.3%

     The 1.2% increase in the Core Portfolio property operating revenues primarily reflects: (i) a 2.3% increase in rates in our community base rental income offset by a 0.3% decrease in occupancy (ii) a 3.3% increase in revenues for our resort base income comprised of an increase in annual and seasonal revenue offset by decreases in transient resort revenue and (iii) a 5.5% decrease in right-to-use annual payments due to net member attrition.

     The 2.1% increase in property operating expenses in the Core Portfolio is primarily due to a 3.0% increase in property operating and maintenance expenses which includes increases in repair and maintenance expenses, payroll expenses and utility expenses.
Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended March 31, 2010 and 2009 (amounts in thousands).

	2010	2009	Variance	% Change
Gross revenues from new home sales	$424	$826	$(402)	(48.7%)
Cost of new home sales	(395)	(1,769)	1,374	77.7%

Gross profit (loss) from new home sales	29	(943)	972	103.1%

Gross revenues from used home sales	623	385	238	61.8%
Cost of used home sales	(764)	(348)	(416)	(119.5%)

Gross (loss) profit from used home sales	(141)	37	(178)	(481.1%)

Brokered resale revenues, net	239	186	53	28.5%
Home selling expenses	(477)	(1,072)	595	55.5%
Ancillary services revenues, net	1,063	1,156	(93)	(8.0%)

Income (loss) from home sales operations and other	$713	$(636)	$1,349	212.1%

Home sales volumes
New home sales (1)	18	20	(2)	(10.0%)
Used home sales (2)	133	67	66	98.5%
Brokered home resales	187	158	29	18.4%

(1)	Includes third party home sales of seven and three for the quarters ending March 31, 2010 and 2009, respectively.

(2)	Includes one third party home sale for the quarter ending March 31, 2010.
     Income (loss) from home sales operations and other increased primarily as a result of higher new home gross profits and a decrease in home selling expenses. Gross profit from new home sales includes a decrease in inventory reserve of approximately $0.9 million. The favorable variance in home selling expenses in the quarter ended March 31, 2010 as compared to the same period last year is primarily the result of decreased advertising costs.

Rental Operations
     The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended March 31, 2010 and 2009 (amounts in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in previous section.

	2010	2009	Variance	% Change
Manufactured homes:
New Home	$1,799	$1,634	$165	10.1%
Used Home	2,751	2,075	676	32.6%

Rental operations revenue (1)	4,550	3,709	841	22.7%

Property operating and maintenance	584	499	85	17.0%
Real estate taxes	36	74	(38)	(51.4%)

Rental operations expenses	620	573	47	8.2%

Income from rental operations	3,930	3,136	794	25.3%
Depreciation	714	582	132	22.7%

Income from rental operations, net of depreciation	$3,216	$2,554	$662	25.9%

Number of occupied rentals – new, end of period	634	508	126	24.8%
Number of occupied rentals – used, end of period	1,210	897	313	34.9%

(1)	Approximately $3.4 million and $2.7 million for the quarters ended March 31, 2010 and 2009, respectively, are included in Community base rental income in the Property Operations table.
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
Other Income and Expenses
     The following table summarizes other income and expenses for the quarters ended March 31, 2010 and 2009 (amounts in thousands).

	2010	2009	Variance	% Change
Interest income	$1,192	$1,383	$(191)	(13.8%)
Income from other investments, net	1,177	2,523	(1,346)	(53.3%)
General and administrative	(5,676)	(6,157)	481	7.8%
Rent control initiatives	(714)	(146)	(568)	(389.0%)
Interest and related amortization	(23,767)	(24,550)	783	3.2%
Depreciation on corporate assets	(210)	(168)	(42)	(25.0%)
Depreciation on real estate and other costs	(16,923)	(17,399)	476	2.7%

Total other expenses, net	$(44,921)	$(44,514)	$(407)	(0.9%)

     Income from other investments, net decreased primarily due to reduced incremental hurricane insurance proceeds of $1.3 million. General and administrative decreased primarily due to decreased payroll and professional fees. Rent control expense increased primarily due to the San Rafael appeal. Interest and related amortization decreased due to decreased lines of credit amounts outstanding.
Equity in Income of Unconsolidated Joint Ventures
     During the quarter ended March 31, 2010, equity in income of unconsolidated joint ventures decreased primarily due to a $1.1 million gain on the sale of a 25% interest in two Diversified joint ventures by the Company during the quarter ended March 31, 2009.
Liquidity and Capital Resources
Liquidity
     As of March 31, 2010, the Company had approximately $172.3 million in cash and cash equivalents primarily held in treasury reserve accounts, and $370.0 million available on its lines of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities, proceeds from the sale of Properties and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of its current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. During 2010 and 2009, we received financing proceeds from Fannie Mae secured by mortgages on individual manufactured home Properties. The terms of the Fannie Mae financings were relatively attractive as compared to other potential lenders. If financing proceeds are no longer available from Fannie Mae for any reason or if Fannie Mae terms are no longer attractive, it may adversely affect cash flow and our ability to service debt and make distributions to stockholders. The Company currently has approximately $77 million of scheduled debt maturities in 2010 (excluding scheduled principal payments on debt maturing in 2011 and beyond). The Company expects to satisfy its 2010 maturities with its existing cash balance and approximately $15.0 million of new financing proceeds we expect to receive in 2010.
     The table below summarizes cash flow activity for the quarters ended March 31, 2010 and 2009 (amounts in thousands).

	For the quarters ended
	March 31,
	2010	2009
Net cash provided by operating activities	$51,807	$54,858
Net cash used in investing activities	(6,512)	(9,981)
Net cash used in financing activities	(18,116)	(73,510)

Net increase (decrease) in cash and cash equivalents	$27,179	$(28,633)

Operating Activities
     Net cash provided by operating activities decreased $3.1 million for the quarter ended March 31, 2010, as compared to the net cash provided by operating activity for the quarter ended March 31, 2009. The decrease in cash provided by operating activities is primarily due to a $1.4 million decrease in distributions from unconsolidated joint ventures and a $0.6 million decrease in deferred revenue – sales of right-to-use contracts.
Investing Activities
     Net cash used in investing activities reflects the impact of the following investing activities:

Acquisitions
2009 Acquisitions
On February 13, 2009, the Company acquired the remaining 75% interests in three Diversified Portfolio joint ventures known as (i) Robin Hill, a 270-site property in Lenhartsville, Pennsylvania, (ii) Sun Valley, a 265-site property in Brownsville, Pennsylvania, and (iii) Plymouth Rock, a 609-site property in Elkhart Lake, Wisconsin. The gross purchase price was approximately $19.2 million, and we assumed mortgage loans of approximately $12.9 million with a value of approximately $11.9 million and a weighted average interest rate of 6.0% per annum.
Certain purchase price adjustments may be made within one year following the acquisitions.
Dispositions
     Creekside is a 165-site all-age manufactured home community located in Wyoming, Michigan. On December 29, 2009, we sent a notice of imminent default along with a deed-in-lieu of foreclosure to the loan servicer regarding the $3.6 million mortgage loan on Creekside which bears interest at 6.327% and was scheduled to mature in 2015. We defaulted on the mortgage in January 2010 and ceased managing the property as of January 29, 2010. In accordance with FASB ASC 470-60, we recorded a loss on disposition of approximately $0.2 million during the quarter ended March 31, 2010. (See Notes 4 and 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)
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
Notes Receivable Activity
     The notes receivable activity during the quarter ended March 31, 2010 of $0.7 million in cash inflow reflects net repayments of $0.0 million from our Chattel Loans, net repayments of $0.3 million from our Contract Receivables.
     The notes receivable activity during the quarter ended March 31, 2009 of $1.6 million in cash outflow reflects net repayments of $0.1 million from our Chattel Loans and net repayments of $0.8 million from our Contract Receivables.
Investments in and distributions from unconsolidated joint ventures
     During the quarter ended March 31, 2010, the Company received approximately $0.6 million in distributions from our joint ventures. Approximately $0.6 million of these distributions were classified as a return on capital and were included in operating activities.
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

Capital Improvements
     The table below summarizes capital improvements activity for the quarters ended March 31, 2010 and 2009 (amounts in thousands).

	For the quarters ended
	March 31,
	2010	2009
Recurring Cap Ex (1)	$5,064	$3,599
New construction – expansion	81	181
New construction – upgrades (2)	140	1,586
Home site development (3)	2,286	1,000

Total Property	7,571	6,366
Corporate	439	157

Total Capital improvements	$8,010	$6,523

(1)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(2)	New construction — upgrades primarily represents costs to improve and upgrade Property infrastructure or amenities.

(3)	Home site development includes acquisitions of or improvements to rental units.
Financing Activities
Financing, Refinancing and Early Debt Retirement
2010 Activity
During the quarter ended March 31, 2010, the Company closed an approximately $12.0 million financing on one manufactured home community with an interest rate of 5.99% per annum, maturing in 2020. The Company also paid off two maturing mortgages totaling approximately $7.1 million, with a weighted average interest rate of 8.53% per annum.
     During April 2010, the Company closed on approximately $49.7 million of financing on two manufactured home communities at a weighted average interest rate of 7.14% per annum, maturing in 10 years. The Company also paid off seven maturing mortgages totaling approximately $94.1 million, with a weighted average interest rate of 7.84% per annum. The Company has locked rate on approximately $15.0 million of financing on one resort Property at a stated interest rate of 6.50% per annum, maturing in 10 years.
2009 Activity
     During the quarter ended March 31, 2009, the Company closed on approximately $57 million of financing with Fannie Mae on two manufactured home Properties at a stated interest rate of 6.38% per annum. The Company also paid off two maturing mortgages totaling approximately $22 million with a weighted average interest rate of 5.43% per annum.
Secured Debt
     As of March 31, 2010, our secured long-term debt balance was approximately $1.5 billion, with a weighted average interest rate of approximately 6.0% per annum. The debt bears interest at rates between 5.0% and 8.5% per annum and matures on various dates primarily ranging from 2010 to 2020. Excluding scheduled principal amortization, we have approximately $175 million of long-term debt maturing in 2010 and approximately $56 million maturing in 2011. The weighted average term to maturity for the long-term debt is approximately 5.3 years. During April 2010, we paid off $94.1 million of the long-term debt maturing in 2010.

     In the remainder of 2010, the Company expects to payoff eight mortgages totaling approximately $77 million, with a weighted average interest rate of 5.78% per annum. Approximately $15 million is expected to come from the financing of one resort Property at a stated interest rate of 6.50% per annum for 10 years. The Company anticipates paying off the remaining $62 million of maturing debt from cash on the balance sheet.
Unsecured Debt
     We have two unsecured Lines of Credit (“LOC”) with a maximum borrowing capacity of $350 million and $20 million, respectively, which bear interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum, have a 0.15% facility fee, mature on June 30, 2010, and have a one-year extension option. The one-year extension fee is 0.15%. The weighted average interest rate for the quarter ended March 31, 2010 for our unsecured debt was approximately 3.5% per annum. As of March 31, 2010 there were no amounts outstanding on the line of credit.
Other Loans
     During the quarter ended March 31, 2010 we borrowed approximately $1.0 million, which is secured by individual manufactured homes. This financing provided by the dealer requires monthly payments, bears interest at 8.5% and matures on the earlier of: 1) the date the home is sold, or 2) November 20, 2016.
Contractual Obligations
     As of March 31, 2010, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands).

	Total	2010		2011	2012	2013	2014	2015	Thereafter
Long Term Borrowings (1)	$1,544,509	$190,249	(2)	$75,879	$21,975	$121,866	$199,540	$530,311	$404,689
Weighted average interest rates	5.95%	5.89%		5.82%	5.78%	5.78%	5.79%	5.82%	6.14%

(1)	Balance excludes net premiums and discounts of $0.8 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	Includes approximately $94.1 million of mortgage notes payable paid off after March 31, 2010.
     The Company does not include Preferred OP Unit distributions, interest expense, insurance, property taxes and cancelable contracts in the contractual obligations table above.
     The Company also leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. Minimum future rental payments under the ground leases are approximately $1.9 million per year for each of the next five years and approximately $16.3 million thereafter.
     With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately five years, with no more than approximately $530 million (which is due in 2015) in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, we believe that we will be able to repay such maturing debt from operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.

Equity Transactions
2010 Activity
     On February 23, 2010, the Company acquired the remaining six percent of The Meadows, a 379-site property, in Palm Beach Gardens, Florida. The gross purchase price was approximately $1.5  million.
     On April 9, 2010, the Company paid a $0.30 per share distribution for the quarter ended March 31, 2010 to stockholders of record on March 26, 2010.
     On March 31, 2010, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     During the quarter ended March 31, 2010, we received approximately $0.3 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).
2009 Activity
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
     The following table presents a calculation of FFO for the quarters ended March 31, 2010 and 2009 (amounts in thousands):

	Quarters Ended
	March 31,
	2010	2009
Computation of funds from operations:
Net income available for common shares	$15,064	$13,644
Income allocated to common OP units	2,432	2,794
Right-to-use contract sales, deferred, net	3,948	5,163
Right-to-use contract commissions, deferred, net	(1,412)	(1,493)
Depreciation on real estate assets and other	16,923	17,399
Depreciation on unconsolidated joint ventures	305	326
Loss on real estate	177	20

Funds from operations available for common shares	$37,437	$37,853

Weighted average common shares outstanding — fully diluted	35,500	30,523

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At March 31, 2010, approximately 100% or approximately $1.5 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $80.2 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $84.7 million.
     At March 31, 2010, none of our outstanding debt was short-term and at variable rates.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of March 31, 2010.
     Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting
     There were no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010.

Part II — Other Information

Item 1.	Legal Proceedings
     See Note 13 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors
     With the exception of the following there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Our current property and casualty insurance policies expire on March 31, 2011. We have a $100 million loss limit with respect to our all-risk property insurance program including Named Windstorm. This loss limit is subject to additional sub-limits as outlined in the policy form, including a $25 million loss limit for California Earthquake. Policy deductibles primarily range from a $100,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates ELS’ maximum exposure, subject to policy sub-limits, in the event of a loss.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     None.

Item 6.	Exhibits
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.
Date: May 6, 2010	By:	/s/ Thomas Heneghan
Thomas Heneghan
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2010	By:	/s/ Michael Berman
Michael Berman
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)