Form 10-Q
period 2010-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2010-08-05
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
30,730,715 shares of Common Stock as of August 3, 2010.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of June 30, 2010 and December 31, 2009
(amounts in thousands, except share and per share data)

	June 30,
	2010	December 31,
	(unaudited)	2009
Assets
Investment in real estate:
Land	$544,403	$544,722
Land improvements	1,752,030	1,744,443
Buildings and other depreciable property	260,531	249,050

	2,556,964	2,538,215
Accumulated depreciation	(664,451)	(629,768)

Net investment in real estate	1,892,513	1,908,447
Cash and cash equivalents	151,805	145,128
Notes receivable, net	26,753	29,952
Investment in joint ventures	9,905	9,442
Rent and other customer receivables, net	325	421
Deferred financing costs, net	11,360	11,382
Inventory	2,745	2,964
Deferred commission expense	12,443	9,373
Escrow deposits and other assets	45,079	49,210

Total Assets	$2,152,928	$2,166,319

Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,503,543	$1,547,901
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	69,577	58,982
Deferred revenue — sale of right-to-use contracts	37,992	29,493
Deferred revenue — right-to-use annual payments	17,591	12,526
Accrued interest payable	7,505	8,036
Rents and other customer payments received in advance and security deposits	46,432	44,368
Distributions payable	10,623	10,586

Total Liabilities	1,693,263	1,711,892

Commitments and contingencies
Non-controlling interests — Perpetual Preferred OP Units	200,000	200,000

Equity:
Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 100,000,000 shares authorized; 30,677,708 and 30,350,745 shares issued and outstanding for June 30, 2010 and December 31, 2009, respectively	307	301
Paid-in capital	459,888	456,696
Distributions in excess of accumulated earnings	(235,740)	(238,467)

Total Stockholders’ Equity	224,455	218,530
Non-controlling interests — Common OP Units	35,210	35,897

Total Equity	259,665	254,427

Total Liabilities and Equity	$2,152,928	$2,166,319

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Quarters and Six Months Ended June 30, 2010 and 2009
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues:
Community base rental income	$64,601	$63,318	$129,023	$126,502
Resort base rental income	28,504	27,747	65,449	63,205
Right-to-use annual payments	12,889	12,702	25,074	25,597
Right-to-use contracts current period, gross	5,681	5,869	10,618	11,446
Right-to-use contracts, deferred, net of prior period amortization	(4,551)	(5,271)	(8,499)	(10,434)
Utility and other income	11,918	11,720	24,807	24,124
Gross revenues from home sales	1,947	1,737	2,994	2,948
Brokered resale revenues, net	242	199	481	385
Ancillary services revenues, net	133	418	1,196	1,574
Interest income	997	1,223	2,189	2,606
Income from other investments, net	1,484	1,866	2,661	4,389

Total revenues	123,845	121,528	255,993	252,342

Expenses:
Property operating and maintenance	46,998	45,565	90,452	87,569
Real estate taxes	8,326	8,235	16,640	16,691
Sales and marketing, gross	3,585	3,672	6,848	6,744
Sales and marketing, deferred commissions, net	(1,657)	(1,632)	(3,069)	(3,125)
Property management	7,793	7,730	16,533	16,434
Depreciation on real estate and other costs	16,940	17,143	33,863	34,542
Cost of home sales	1,728	1,647	2,887	3,764
Home selling expenses	455	640	932	1,712
General and administrative	5,548	6,216	11,224	12,373
Rent control initiatives	299	169	1,013	315
Depreciation on corporate assets	379	234	589	402
Interest and related amortization	22,989	25,026	46,756	49,576

Total expenses	113,383	114,645	224,668	226,997

Income before equity in income of unconsolidated joint ventures	10,462	6,883	31,325	25,345

Equity in income of unconsolidated joint ventures	559	475	1,400	2,378

Consolidated income from continuing operations	11,021	7,358	32,725	27,723

Discontinued Operations:
Discontinued operations	—	87	—	213
Loss from discontinued real estate	(54)	—	(231)	(20)

(Loss) income from discontinued operations	(54)	87	(231)	193

Consolidated net income	10,967	7,445	32,494	27,916

Income allocated to non-controlling interests:
Common OP Units	(928)	(501)	(3,360)	(3,295)
Perpetual Preferred OP Units	(4,039)	(4,040)	(8,070)	(8,073)

Net income available for Common Shares	$6,000	$2,904	$21,064	$16,548

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations (Continued)
For the Quarters and Six Months Ended June 30, 2010 and 2009
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Earnings per Common Share — Basic:

Income from continuing operations	$0.20	$0.12	$0.70	$0.65
(Loss) income from discontinued operations	0.00	0.00	(0.01)	0.01

Net income available for Common Shares	$0.20	$0.12	$0.69	$0.66

Earnings per Common Share — Fully Diluted:
Income from continuing operations	$0.20	$0.11	$0.70	$0.64
(Loss) income from discontinued operations	0.00	0.00	(0.01)	0.01

Net income available for Common Shares	$0.20	$0.11	$0.69	$0.65

Distributions declared per Common Share outstanding	$0.30	$0.25	$0.60	$0.50

Weighted average Common Shares outstanding — basic	30,412	25,163	30,358	25,055

Weighted average Common Shares outstanding — fully diluted	35,506	30,693	35,471	30,609

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2010
(amounts in thousands)
(unaudited)

			Distributions in	Non-controlling
			Excess of	interests -
	Common	Paid-in	Accumulated	Common OP
	Stock	Capital	Earnings	Units	Total Equity

Balance, December 31, 2009	$301	$456,696	$(238,467)	$35,897	$254,427
Conversion of OP Units to common stock	6	1,297	—	(1,303)	—
Issuance of common stock through exercise of options	—	869	—	—	869
Issuance of common stock through employee stock purchase plan	—	582	—	—	582
Compensation expenses related to stock options and restricted stock	—	2,465	—	—	2,465
Repurchase of common stock or Common OP Units	—	(399)	—	—	(399)

Adjustment for Common OP Unitholders in the Operating Partnership	—	(301)	—	301	—
Acquisition of non-controlling interests	—	(1,321)	—	(132)	(1,453)
Net income	—	—	21,064	3,360	24,424
Distributions	—	—	(18,337)	(2,913)	(21,250)

Balance, June 30, 2010	$307	$459,888	$(235,740)	$35,210	$259,665

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(amounts in thousands)
(unaudited)

	June 30,	June 30,
	2010	2009
Cash Flows From Operating Activities:
Consolidated net income	$32,494	$27,916
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on discontinued real estate and other	231	(783)
Depreciation expense	36,395	36,718
Amortization expense	1,744	1,569
Debt premium amortization	(3)	(546)
Equity in income of unconsolidated joint ventures	(2,009)	(3,017)
Distributions from unconsolidated joint ventures	829	2,540
Amortization of stock-related compensation	2,465	2,342
Revenue recognized from right-to-use contract sales	(2,119)	(1,012)
Commission expense recognized related to right-to-use contract sales	638	325
Accrued long term incentive plan compensation	181	1,053
Increase in provision for uncollectible rents receivable	96	411
Increase in provision for inventory reserve	—	1,067
Changes in assets and liabilities:
Notes receivable activity, net	87	336
Rent and other customer receivables, net	—	141
Inventory	2,042	833
Deferred commission expense	(3,708)	(3,450)
Escrow deposits and other assets	2,519	(11,650)
Accrued payroll and other operating expenses	9,838	12,135
Deferred revenue — sales of right-to-use contracts	10,618	11,446
Deferred revenue — right-to-use annual payments	5,065	3,929
Rents received in advance and security deposits	2,076	693

Net cash provided by operating activities	99,479	82,996

Cash Flows From Investing Activities:
Acquisition of real estate and other	—	(5,048)
Proceeds from disposition of rental properties	—	2,192
Net tax-deferred exchange withdrawal	786	—
Net repayment of notes receivable	758	2,036
Capital improvements	(20,404)	(15,461)

Net cash used in investing activities	(18,860)	(16,281)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	1,451	961
Net proceeds from issuance of Common Stock	—	146,649
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(29,282)	(21,775)
Stock repurchase and Unit redemption	(399)	(120)
Acquisition of non-controlling interests	(1,453)	—
Lines of credit:
Proceeds	—	50,900
Repayments	—	(143,900)
Principal payments and mortgage debt payoff	(119,610)	(43,999)
New financing proceeds	76,615	74,313
Debt issuance costs	(1,264)	(905)

Net cash (used in) provided by financing activities	(73,942)	62,124

Net increase in cash and cash equivalents	6,677	128,839
Cash and cash equivalents, beginning of period	145,128	45,312

Cash and cash equivalents, end of period	$151,805	$174,151

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Six Months Ended June 30, 2010 and 2009
(amounts in thousands)
(unaudited)

	June 30,	June 30,
	2010	2009
Supplemental Information:
Cash paid during the period for interest	$44,957	$48,631
Non-cash activities:
Inventory reclassified to Buildings and other depreciable property	$—	$6,874
Manufactured homes acquired with dealer financing	$2,268	$—
Dealer financing	$2,268	$—

Acquisitions:
Inventory	$—	$65
Escrow deposits and other assets	$(10)	$473
Accrued payroll and other operating expenses	$—	$69
Notes receivable	$(2,355)	$—
Rents and other customer payments received in advance and security deposits	$—	$1,411
Investment in real estate	$2,365	$17,840
Debt assumed and financed on acquisition	$—	$11,851

Dispositions:
Other assets and liabilities, net	$(97)	$—
Investment in real estate	$(3,531)	$(2,192)
Mortgage notes payable (assumed) by purchaser	$(3,628)	$—
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
(d) Real Estate
     In accordance with FASB ASC 805, which is effective for acquisitions on or after January 1, 2009, we recognize all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. We also expense transaction costs as they are incurred. Certain purchase price adjustments may be made within one year following any acquisitions.
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
(e) Identified Intangibles and Goodwill
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
     As of June 30, 2010 and December 31, 2009, the carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits and other assets” on our consolidated balance sheets, were approximately $19.6 million. Accumulated amortization of identified intangibles assets was approximately $1.1 million and $0.6 million as of June 30, 2010 and December 31, 2009, respectively.
     Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2010	$925
2011	$847
2012	$747
2013	$705
2014	$622
(f) Cash and Cash Equivalents
     We consider all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of June 30, 2010 and December 31, 2009 include approximately $1.2 million and $0.4 million, respectively, of restricted cash.

Note 1 — Summary of Significant Accounting Policies (continued)
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
     On August 14, 2008, we purchased Contract Receivables that were recorded at fair value at the time of acquisition of approximately $19.6 million under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”). The fair value of these Contracts Receivable includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these receivables as of the transaction date. Through June 30, 2010, the credit performance of these receivables has generally been consistent with the assumptions used in determining the initial fair value of these loans, and our original expectations regarding the amounts and timing of future cash flows has not changed. The carrying amount of these receivables as of June 30, 2010 is $8.9 million. A probable decrease in management’s expectation of future cash collections related to these receivables could result in the need to record an allowance for credit losses related to these loans in the future. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying pool of receivables.
(h) Investments in Joint Ventures
     Investments in joint ventures in which we do not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to our operations and major decisions, are accounted for using the equity method of accounting whereby the cost of an investment is adjusted for our share of the equity in net income or loss from the date of acquisition and reduced by distributions received. The income or loss of each entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interests held by each investor. Differences between the carrying amount of our investment in the respective entities and our share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets, as applicable. (See Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)
(i) Insurance Claims
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
     We have received proceeds from insurance carriers of approximately $11.2 million through June 30, 2010. The proceeds were accounted for in accordance with the Codification Topic “Contingencies” (“FASB ASC 450”). During the six months ended June 30, 2010 and 2009, approximately $0.4 million and $1.5 million, respectively, has been recognized as a gain on insurance recovery, which is net of approximately $0.2 million and $0.2 million, respectively of contingent legal fees and included in income from other investments, net.
     On June 22, 2007, we filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. (See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion of this lawsuit.)
(j) Fair Value of Financial Instruments
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
     At June 30, 2010 and December 31, 2009, the fair values of our financial instruments approximate their carrying or contract values.
(k) Deferred Financing Costs, net
     Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the lines of credit, unamortized deferred financing fees are accounted for in accordance with, Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $13.7 million and $12.5 million at June 30, 2010 and December 31, 2009, respectively.
(l) Revenue Recognition
     We account for leases with our customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. We will reserve for receivables when we believe the ultimate collection is less than probable. Our provision for uncollectible rents receivable was approximately $2.0 million and $2.2 million as of June 30, 2010 and December 31, 2009, respectively.

Note 1 — Summary of Significant Accounting Policies (continued)
     We account for the sales of right-to-use contracts in accordance with the Codification Topic “Revenue Recognition” (“FASB ASC 605”). A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Customers may choose to upgrade their contracts to increase their usage and the number of Properties they may access. A contract may require the customer to make an upfront nonrefundable payment and annual payments during the term of the contract. The stated term of a right-to-use contract is generally three years and the customer may renew his contract by continuing to make the annual payments. We will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, we have estimated to be from one to 31 years. For example, we have currently estimated that 7.9% of customers who purchase a new right-to-use contract will terminate their contract after five years. Therefore, the upfront nonrefundable payments from 7.9% of the contracts sold in any particular period are amortized on a straight-line basis over a period of five years as the estimated customer life for 7.9% of our customers who purchase a contract is five years. The historical attrition rates for upgrade contracts are lower than for new contacts, and therefore, the nonrefundable upfront payments for upgrade contracts are amortized at a different rate than for new contracts. The decision to recognize this revenue in accordance with FASB ASC 605 was made after corresponding with the Office of the Chief Accountant at the SEC during September and October of 2008.
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
(m) Reclassifications
     Certain 2009 amounts have been reclassified to conform to the 2010 presentation. This reclassification had no material effect on the consolidated balance sheets or statements of operations of the Company.
     As a result of an SEC comment letter, we have changed our Consolidated Statements of Operations format in this Form 10-Q and all future filings. The new format, which we disclosed in our Form 8-K filed on May 12, 2010, removes the sections we had labeled “Property Operations,” “Home Sales Operations” and “Other Income and Expense” and re-orders the captions on the Consolidated Statements of Operations to report sections for “Revenues” and “Expenses”. No amounts reported on individual line item captions have changed. The SEC has not required us to re-state any of our prior filings. In a letter to us dated June 10, 2010, the SEC stated that their review process that began in late December 2009 was complete and that they had no further comments.

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
     The following table sets forth the computation of basic and diluted earnings per common share for the quarters and six months ended June 30, 2010 and 2009 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerators:
Income from Continuing Operations:
Income from continuing operations — basic	$6,047	$2,830	$21,263	$16,386
Amounts allocated to dilutive securities	935	488	3,392	3,264

Income from continuing operations — fully diluted	$6,982	$3,318	$24,655	$19,650

Income from Discontinued Operations:
(Loss) income from discontinued operations — basic	$(47)	$74	$(199)	$162
Amounts allocated to dilutive securities	(7)	13	(32)	31

(Loss) income from discontinued operations — fully diluted	$(54)	$87	$(231)	$193

Net Income Available for Common Shares — Fully Diluted:
Net income available for Common Shares — basic	$6,000	$2,904	$21,064	$16,548
Amounts allocated to dilutive securities	928	501	3,360	3,295

Net income available for Common Shares — fully diluted	$6,928	$3,405	$24,424	$19,843

Denominator:
Weighted average Common Shares outstanding — basic	30,412	25,163	30,358	25,055
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	4,829	5,164	4,871	5,212
Employee stock options and restricted shares	265	366	242	342

Weighted average Common Shares outstanding — fully diluted	35,506	30,693	35,471	30,609

Note 3 — Common Stock and Other Equity Related Transactions
     On July 9, 2010, the Company paid a $0.30 per share distribution for the quarter ended June 30, 2010 to stockholders of record on June 25, 2010. On April 9, 2010, the Company paid a $0.30 per share distribution for the quarter ended March 31, 2010 to stockholders of record on March 26, 2010. On June 30, 2010 and March 31, 2010, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     On February 23, 2010, the Company acquired the six percent non-controlling interests in The Meadows, a 379-site property, in Palm Beach Gardens, Florida. The gross purchase price was approximately $1.5 million.

Note 4 — Investment in Real Estate
     Investment in real estate is comprised of (amounts in thousands):

	As of
	June 30,	December 31,
Properties Held for Long Term	2010	2009
Investment in real estate:
Land	$544,403	$543,613
Land improvements	1,752,030	1,741,142
Buildings and other depreciable property	260,531	248,907

	2,556,964	2,533,662
Accumulated depreciation	(664,451)	(628,839)

Net investment in real estate	$1,892,513	$1,904,823

	As of
	June 30,	December 31,
Properties Held for Sale	2010	2009
Investment in real estate:
Land	$—	$1,109
Land improvements	—	3,301
Buildings and other depreciable property	—	143

	—	4,553
Accumulated depreciation	—	(929)

Net investment in real estate	$—	$3,624

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Buildings and other depreciable property consist of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, rental units and furniture, fixtures and equipment.
     On April 21, 2010, the Company acquired the following four resort Properties in satisfaction of a note: i) Tall Chief, a 180-site Property on 70 acres in Fall City, Washington; ii) St. George, a 123-site Property on 25 acres in Hurricane, Utah; iii) Valley Vista, a 145-site Property on 6 acres in Benson, Arizona; and iv) Desert Vista, a 125-site Property on 10 acres in Salome, Arizona. The purchase price was approximately $2.0 million.
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
     As of June 30, 2010, the Company had no Properties designated as held for disposition pursuant to FASB ASC 360-10-35.
     Creekside is a 165-site all-age manufactured home community located in Wyoming, Michigan. On December 29, 2009, we sent a notice of imminent default along with a deed-in-lieu of foreclosure to the loan servicer regarding the $3.6 million mortgage loan on Creekside which bears interest at 6.327% and was scheduled to mature in 2015. We defaulted on the mortgage in January 2010 and ceased managing the property as of January 29, 2010. In accordance

Note 4 — Investment in Real Estate (continued)
with FASB ASC 470-60, we recorded a loss on disposition of approximately $0.2 million during the six months ended June 30, 2010. (See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)
     The following table summarizes the combined results of discontinued operations for the quarters and six months ended June 30, 2010 and 2009, respectively (amounts in thousands).

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010(1)	2009(2)	2010(1)	2009(2)
Rental income	$—	$527	$—	$1,067
Utility and other income	—	39	—	77

Property operating revenues	—	566	—	1,144

Property operating expenses	—	254	—	496

Income from property operations	—	312	—	648

Income from home sales operations	—	9	—	22

Interest and Amortization	—	(225)	—	(448)
Depreciation	—	(9)	—	(9)

Total other expenses	—	(234)	—	(457)

Loss on real estate	(54)	—	(231)	(20)

Net (loss) income from discontinued operations	$(54)	$87	$(231)	$193

(1)	For the quarter and six months ended June 30, 2010, includes one property disposed of in 2010.

(2)	For the quarter and six months ended June 30, 2009, includes one property sold in July 2009 and one property disposed of in 2010.
Note 5 — Investment in Joint Ventures
     The Company recorded approximately $1.4 million and $2.4 million of equity in income from unconsolidated joint ventures, net of approximately $0.6 million and $0.6 million of depreciation expense for the six months ended June 30, 2010 and 2009, respectively. The Company received approximately $0.8 million and $2.5 million in distributions from such joint ventures and were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, respectively. Approximately $0.2 million and $1.1 million of the distributions received in the six months ended June 30, 2010 and 2009, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in equity in income from unconsolidated joint ventures. Distributions received during the six months ended June 30, 2009, include amounts received from the sale or liquidation of equity in joint venture investments.
     On February 13, 2009, the Company sold its 25 percent interest in two Diversified Portfolio joint ventures known as (i) Pine Haven, a 625-site property in Ocean View, New Jersey and (ii) Round Top, a 319-site property in Gettysburg, Pennsylvania. A gain on sale of approximately $1.1 million was recognized and is included in equity in income of unconsolidated joint ventures.

Note 5 — Investment in Joint Ventures (continued)
     The following table summarizes the Company’s investments in unconsolidated joint ventures (with the number of Properties shown parenthetically as of June 30, 2010 and December 31, 2009, respectively with dollar amounts in thousands):

							JV Income for the
					Investment as of		Six Months Ended
		Number	Economic		June 30,	December 31,	June 30,	June 30,
Investment	Location	of Sites	Interest(a)		2010	2009	2010	2009
Meadows	Various (2,2)	1,027	50%		$91	$245	521	$472
Lakeshore	Florida (2,2)	342	65%		145	133	129	162
Voyager	Arizona (1,1)	1,706	50	%(b)	9,319	8,732	692	580
Other Investments	Various (0,0)(c)	—	25%		350	332	58	1,164

		3,075			$9,905	$9,442	$1,400	$2,378

(a)	The percentages shown approximate the Company’s economic interest as of June 30, 2010. The Company’s legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort. A 25% interest in the utility plant servicing the Property is included in Other Investments.

(c)	In February 2009, the Company sold its 25% interest in two Diversified Portfolio joint ventures. The JV income reported for the six months ended June 30, 2009 is primarily from the sale of the interest.
Note 6 — Notes Receivable
     As of June 30, 2010 and December 31, 2009, the Company had approximately $26.8 million and $30.0 million in notes receivable, respectively. As of June 30, 2010 and December 31, 2009, the Company has approximately $9.7 million and $10.4 million, respectively, in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 8.7%, have an average term and amortization of three to 20 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of approximately $0.3 million as of June 30, 2010 and December 31, 2009. During the six months ended June 30, 2010 and year ended December 31, 2009, approximately $0.3 million and $1.0 million, respectively, was repaid and an additional $0.2 million and $0.5 million, respectively, was loaned to customers.
     As of June 30, 2010 and December 31, 2009, the Company had approximately $16.8 million and $17.4 million, respectively, of Contracts Receivables, including allowances of approximately $1.3 million and $1.2 million, respectively. These Contracts Receivables represent loans to customers who have purchased right-to-use contracts. The Contracts Receivable yield interest at a stated per annum weighted average rate of 16.4%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the six months ended June 30, 2010 and year ended December 31, 2009, approximately $4.8 million and $9.6 million, respectively, was repaid and an additional $4.2 million and $7.3 million, respectively, was loaned to customers.
     As of June 30, 2010 and December 31, 2009, the Company had approximately $0.2 million in notes, which bear interest at a per annum rate of prime plus 0.5% and mature on December 31, 2011. The notes are collateralized with partnership interests in certain joint ventures.
     As of December 31, 2009, the Company had a note of approximately $2.0 million, which bears interest at a per annum rate of 11.0% and was set to mature on July 6, 2010. The note was collateralized by first priority mortgages on four resort properties, which the Company acquired on April 21, 2010 in satisfaction of the note.

Note 7 — Long-Term Borrowings
     As of June 30, 2010 and December 31, 2009, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $1,504 million and $1,543 million, respectively, and approximately zero and $4 million of mortgage indebtedness as of June 30, 2010 and December 31, 2009, respectively, on Properties held for sale. The weighted average interest rate on this mortgage indebtedness for the six months ended June 30, 2010 was approximately 5.9% per annum. The debt bears interest at rates of 5.0% to 8.5% per annum and matures on various dates ranging from 2010 to 2020. The debt encumbered a total of 137 and 140 of the Company’s Properties as of June 30, 2010 and December 31, 2009, respectively, and the carrying value of such Properties was approximately $1,600 million and $1,680 million, respectively, as of such dates.
     As of June 30, 2010 and December 31, 2009, the Company had outstanding debt secured by certain manufactured homes of $3.3 million and $1.5 million, respectively. This financing provided by the manufactured home dealer requires monthly payments, bears interest at 8.5% and matures on the earlier of: 1) the date the home is sold or 2) November 20, 2016.
     As of June 30, 2010 and December 31, 2009, our unsecured lines of credit had an availability of $100 million and $370 million, respectively. On June 29, 2010, the Company exercised the one-year extension option on one of its unsecured lines of credit that was due to mature on June 29, 2010. Prior to the extension, the Company had two unsecured lines of credit with a maximum borrowing capacity of $350 million and $20 million, respectively, bearing interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum and a 0.15% facility fee. The extension reduced the Company’s maximum borrowing capacity under the $350 million line of credit to $100 million and extended the expiration of the line of credit to June 29, 2011.
Note 8 — Deferred Revenue-sale of right-to-use contracts and Deferred Commission Expense
     The sales of right-to-use contracts are recognized in accordance with FASB ASC 605. The Company will recognize the upfront non-refundable payments over the estimated customer life, which, based on historical attrition rates, the Company has estimated to be between one to 31 years. The commissions paid on the sale of right-to-use contracts with a non-refundable upfront payment will be deferred and amortized over the same period as the related sales revenue.

Note 8 — Deferred Revenue-sale of right-to-use contracts and Deferred Commission Expense (continued)
     Components of the change in deferred revenue-sale of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Six Months Ended June 30,
	2010	2009
Deferred revenue — sale of right-to-use contracts, as of January 1,	$29,493	$10,611

Deferral of new right-to-use contracts	10,618	11,446
Deferred revenue recognized	(2,119)	(1,012)

Net increase in deferred revenue	8,499	10,434

Deferred revenue — sale of right-to-use contracts, as of June 30,	$37,992	$21,045

Deferred commission expense, as of January 1,	$9,373	$3,644

Costs deferred	3,708	3,450
Commission expense recognized	(638)	(325)

Net increase in deferred commission expense	3,070	3,125

Deferred commission expense, June 30,	$12,443	$6,769

Note 9 — Stock Option Plan and Stock Grants
     The Company accounts for its stock-based compensation in accordance with the Codification Topic “Compensation — Stock Compensation” (“FASB ASC 718”), which was adopted on July 1, 2005.
     Stock-based compensation expense for the six months ended June 30, 2010 and 2009, was approximately $2.5 million and $2.3 million, respectively.
     Pursuant to the Stock Option Plan as discussed in Note 14 to the 2009 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options (“Options”). During the six months ended June 30, 2010, Options for 20,250 shares of common stock were exercised for proceeds of approximately $0.9 million.
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
     On May 11, 2010, the Company awarded Restricted Stock Grants for 16,000 shares of common stock at a fair market value of approximately $0.9 million to the Board of Directors for services rendered in 2009. One-third of the shares of restricted common stock covered by these awards vests on each of November 11, 2010, May 11, 2011, and May 11, 2012.

Note 10 — Long-Term Cash Incentive Plan
     On May 11, 2010, the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (the “2010 LTIP”) to provide a long-term cash bonus opportunity to certain members of the Company’s management. Such Board approval was upon recommendation by the Company’s Compensation, Nominating and Corporate Governance Committee (the “Committee”).
     The total cumulative payment for all participants (the “Eligible Payment”) is based upon certain performance conditions being met.
     The Committee has responsibility for administering the 2010 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or events. The 2010 LTIP includes 32 participants. The Company’s executive officers are not participants in the 2010 LTIP. The Eligible Payment will be paid in cash upon completion of the Company’s annual audit for the 2012 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2010 LTIP and, including employer costs, is currently estimated to be approximately $2.9 million. As of June 30, 2010, the Company had accrued compensation expense of approximately $0.2 million for the 2010 LTIP.
     On May 15, 2007, the Company’s Board of Directors approved the 2007 LTIP to provide a long-term cash bonus opportunity to certain members of the Company’s management and executive officers. Such Board approval was upon recommendation by the Committee. The Company’s Chief Executive Officer and President were not participants in the LTIP. On January 18, 2010, the Committee approved payments under the 2007 LTIP of approximately $2.8 million. The approved payments were fully accrued as of December 31, 2009 and were paid in cash on March 3, 2010.
     The Company is accounting for the LTIPs in accordance with FASB ASC 718. The amount accrued for the 2010 LTIP reflects the Committee’s evaluation of the 2010 LTIP based on forecasts and other information presented to the Committee and are subject to performance in line with forecasts and final evaluation and determination by the Committee. There can be no assurances that our estimates of the probable outcome will be representative of the actual outcome.
Note 11 — Transactions with Related Parties
Privileged Access
     On August 14, 2008, the Company acquired substantially all of the assets and assumed certain liabilities of Privileged Access for an unsecured note payable of $2.0 million which was paid off during the year ended December 31, 2009 (the “PA Transaction”). Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. At closing, approximately $4.8 million of Privileged Access cash was deposited into an escrow account for liabilities that Privileged Access has retained. The balance in the escrow account as of June 30, 2010 was approximately $1.8 million.
     Mr. Joe McAdams, the Company’s President effective January 1, 2008, owns 100% of Privileged Access. The Company has entered into an employment agreement effective as of January 1, 2008 (the “Employment Agreement”) with Mr. McAdams which provides for an initial term of three years, but such Employment Agreement can be terminated at any time. The Employment Agreement provides for a minimum annual base salary of $0.3 million, with the option to receive an annual bonus in an amount up to three times his base salary. Mr. McAdams is also subject to a non-compete clause and to mitigate potential conflicts of interest shall have no authority, on behalf of the Company and its affiliates, to enter into any agreement with any entity controlling, controlled by or affiliated with Privileged Access. Prior to forming Privileged Access, Mr. McAdams was a member of our Board of Directors from January 2004 to October 2005. Simultaneous with his appointment as president of Equity LifeStyle Properties, Inc., Mr. McAdams resigned as Privileged Access’s Chairman, President and CEO. However, he was on the board of PATT Holding Company, LLC (“PATT”), until the entity was dissolved in 2008.

Note 11 — Transactions with Related Parties (continued)
Corporate headquarters
     The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Samuel Zell, the Company’s Chairman of the Board. Payments made in accordance with the lease agreement to this entity amounted to approximately $0.1 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively. Only one month of rent was paid during the six months ended June 30, 2010 as the landlord had provided six months free rent in connection with a new lease for the office space that commenced December 1, 2009. As of June 30, 2010 and December 31, 2009, approximately $0.6 million and $0.1 million, respectively, were accrued with respect to this office lease.
Other
     In January 2009, the Company entered into a consulting agreement with the son of Mr. Howard Walker, to provide assistance with the Company’s internet web marketing strategy. Mr. Walker is Vice-Chairman of the Company’s Board of Directors. The consulting agreement was for a term of six months at a total cost of no more than $48,000 and expired on June 30, 2009.
Note 12 — Commitments and Contingencies
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
     The Fee Order awarded certain amounts of attorneys’ fees to the Company with respect to its constitutional claims, certain amounts to the City with respect to the Company’s contract claims, the net effect of which was that the City must pay the Company approximately $1.8 million for attorneys’ fees. On June 10, 2009, the Court entered an order on fees and costs which, in addition to the net attorneys’ fees of approximately $1.8 million the Court previously ordered the City to pay the Company, orders the City to pay to the Company net costs of approximately $0.3 million. On June 30, 2009, the Court entered final judgment as anticipated by the April 2009 Order. The City filed a notice of appeal, and posted a bond of approximately $2.1 million securing a stay pending appeal of the enforcement of the order awarding attorneys’ fees and costs to the Company. The residents’ association, which intervened in the case,

Note 12 — Commitments and Contingencies (continued)
filed a motion in the Court of Appeals, which the City joined, seeking a stay of the injunctions, which the Court of Appeals denied. The Company filed a notice of cross-appeal. On February 2, 2010, the City and the Association filed their opening brief on appeal. On June 22, 2010, the parties participated in a settlement mediation before a mediator of the Court of Appeals’ Mediation Program, which did not result in settlement. The briefing schedule for the appeal was suspended pending the outcome of the mediation, and that suspension has been continued pending ruling by the Court of Appeals in an unrelated case involving a challenge to the rent control ordinance of the City of Goleta, California.
     In June 2003, the Company won a judgment against the City of Santee in California Superior Court (Case No. 777094). The effect of the judgment was to invalidate, on state law grounds, two rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinance and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The Court of Appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand, the trial court was directed to decide the issue of damages to the Company from these ordinances, which the Company believes is consistent not only with the Company receiving the economic benefit of invalidating one of the ordinances, but also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. In the remand action, the trial court granted a motion for restitution filed by the City in Case No. GIE 020524. The Company filed a notice of appeal on July 2, 2008. In order to avoid further trial and the related expenses, the Company agreed to a stipulated judgment, which requires the Company to put into escrow after entry of the judgment, pending appeal, funds sufficient to pay the judgment with prejudgment interest while preserving the Company’s appellate rights. Subsequently, the trial court also awarded the City some but not all of the prejudgment interest it sought. The stipulated judgment was entered on November 5, 2008, and the Company deposited into the escrow the amounts required by the judgment and continues to deposit monthly disputed amounts until the disputes are resolved on appeal. On appeal, the California Court of Appeal reversed the trial court’s ruling that the City had standing to obtain restitution from the Company for the additional rents the Company collected in reliance on the trial court’s subsequently reversed ruling that two of the prior ordinances were void, and affirmed the remainder of the trial courts’ rulings. The Company filed with the Court of Appeal a petition for rehearing. Based on the petition for rehearing, the Court of Appeal modified its opinion in certain respects, but did not change its judgment. The Company filed a petition for review by the California Supreme Court, which was denied. Accordingly, the additional rents held in escrow will be disbursed to the residents, and the Company has ceased collecting the disputed rent amounts.
     The tenant association continued to seek damages, penalties and fees in their separate action based on the same claims made on the tenants’ behalf by the City in the City’s case. The Company moved for judgment on the pleadings in the tenant association’s case on the ground that the tenant association’s case is moot in light of the stipulated judgment in the City’s case. On November 6, 2008, the Court granted the Company’s motion for judgment on the pleadings without leave to amend. The tenant association appealed. In June 2010, the Court of Appeal remanded the case for further proceedings, ruling that (i) the mootness finding was not correct when entered but could be reasserted after the amounts held in escrow have been disbursed to the residents; (ii) there is no basis for the tenant association’s punitive damage claim or its claim under the California Mobile Home Residency Law; and (3) the trial court should consider certain of the tenant association’s other claims.

Note 12 — Commitments and Contingencies (continued)
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
Colony Park
     On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company has answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case will proceed in Superior Court because the Company’s motion to compel arbitration was denied and the denial was upheld on appeal. Discovery has commenced. The Company filed a motion for summary adjudication of various of the plaintiffs’ claims and allegations, which was denied. Trial of the case began on July 27, 2010 and is ongoing. The Company believes that the allegations in the first amended complaint are without merit, and is vigorously defending the lawsuit.
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
Hurricane Claim Litigation
     On June 22, 2007, the Company filed suit in the Circuit Court of Cook County, Illinois (Case No. 07CH16548), against its insurance carriers, Hartford Fire Insurance Company, Essex Insurance Company, Lexington Insurance Company, and Westchester Surplus Lines Insurance Company, regarding a coverage dispute arising from losses suffered by the Company as a result of hurricanes that occurred in Florida in 2004 and 2005. The Company also brought claims against Aon Risk Services, Inc. of Illinois (“Aon”), the Company’s former insurance broker, regarding the procurement of appropriate insurance coverage for the Company. The Company is seeking declaratory relief establishing the coverage obligations of its carriers, as well as a judgment for breach of contract, breach of the covenant of good faith and fair dealing, unfair settlement practices and, as to Aon, for failure to provide ordinary care in the selling and procuring of insurance. The claims involved in this action exceed $11 million.

Note 12 — Commitments and Contingencies (continued)
     In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, the Company filed its Second Amended Complaint. Aon filed a motion to dismiss the Second Amended Complaint in its entirety as against Aon, and the insurers moved to dismiss portions of the Second Amended Complaint as against them. The insurers’ motion was denied and they have now answered the Second Amended Complaint. Aon’s motion was granted, with leave granted to the Company to file an amended pleading containing greater factual specificity. The Company did so by adding to the Second Amended Complaint a new Count VII against Aon, which the Company filed on August 15, 2008. Aon then answered the new Count VII in part and moved to strike certain of its allegations. The Court left Count VII undisturbed, except for ruling that the Company’s alternative claim that Aon was negligent in carrying out its duty to give notice to certain of the insurance carriers on the Company’s behalf should be re-pleaded in the form of a breach of contract theory. On February 2, 2009, the Company filed such a claim in the form of a new Count VIII against Aon. Aon answered Count VIII. In January 2010, the parties engaged in a settlement mediation, which did not result in a settlement. In June 2010, the Company filed motions for summary judgment against the insurance companies, which are pending. Discovery is proceeding.
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
California and Washington Wage Claim Class Actions
     On October 16, 2008, the Company was served with a class action lawsuit in California state court filed by a single named plaintiff. The suit alleges that, at the time of the PA Transaction, the Company and other named defendants willfully failed to pay former California employees of Privileged Access and its affiliates (“PA”) who became employees of the Company all of the wages they earned during their employment with PA, including accrued vacation time. The suit also alleges that the Company improperly “stripped” those employees of their seniority. The suit asserts claims for alleged violation of the California Labor Code; alleged violation of the California Business & Professions Code and for alleged unfair business practices; alleged breach of contract; alleged breach of the duty of good faith and fair dealing; and for alleged unjust enrichment. The complaint seeks, among other relief, compensatory and statutory damages; restitution; pre-judgment and post-judgment interest; attorney’s fees, expenses and costs; penalties; and exemplary and punitive damages. The complaint does not specify a dollar amount sought. On December 18, 2008, the Company filed a demurrer seeking dismissal of the complaint in its entirety without leave to amend. On May 14, 2009, the Court granted the Company’s demurrer and dismissed the complaint, in part without leave to amend and in part with leave to amend. On June 2, 2009, the plaintiff filed an amended complaint. On July 6, 2009, the Company filed a demurrer seeking dismissal of the amended complaint in its entirety without leave to amend. On October 20, 2009, the Court granted the Company’s demurrer and dismissed the amended complaint, in part without leave to amend and in part with leave to amend. On November 9, 2009, the plaintiff filed a third amended complaint. On December 11, 2009, the Company filed a demurrer seeking dismissal of the third amended complaint in its entirety without leave to amend. On February 23, 2010, the court dismissed without leave to amend the claim for breach of the duty of good faith and fair dealings, and otherwise denied the Company’s demurrer. Discovery is proceeding. A hearing on the plaintiff’s motion for class certification is set for February 15, 2011. The Company will vigorously defend the lawsuit.
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

Note 12 — Commitments and Contingencies (continued)
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
Cascade
     On December 10, 2008, the King County Hospital District No. 4 (the “Hospital District”) filed suit against the Company seeking a declaratory judgment that it had properly rescinded an agreement to acquire the Company’s Thousand Trails — Cascade Property (“Cascade”) located 20 miles east of Seattle, Washington. The agreement was entered into after the Hospital District had passed a resolution authorizing the condemnation of Cascade. Under the agreement, in lieu of a formal condemnation proceeding, the Company agreed to accept from the Hospital District $12.5 million for the Property with an earnest money deposit of approximately $0.4 million. The Company has not included in income the earnest money deposit received. The closing of the transaction was originally scheduled in January 2008, and was extended to April 2009. The Company has filed an answer to the Hospital District’s suit and a counterclaim seeking recovery of the amounts owed under the agreement. On February 27, 2009, the Hospital District filed a summary judgment motion arguing that it was entitled to rescind the agreement because the Property is zoned residential and the Company did not provide the Hospital District a residential real estate disclosure form. On April 2, 2009, the Court denied the Hospital District’s summary judgment motion, ruling that a real property owner who is compelled to transfer land under the power of eminent domain is not legally required to provide a disclosure form. The Hospital District filed a motion for reconsideration of the summary judgment ruling. On April 22, 2009, the Court reaffirmed its ruling that a real property owner that is compelled to transfer land under eminent domain is not legally required to provide a disclosure form. On May 22, 2009, the Court denied the Hospital District’s motion for reconsideration in its entirety, reaffirmed its ruling that condemnation was the reason for the transaction between the Company and the Hospital District, and ruled that the Hospital District is not entitled to take discovery in an effort to establish otherwise. On April 16, 2010, the Company filed motion for summary judgment seeking dismissal of the Hospital District’s defenses and seeking an award of specific performance of the parties’ contractual obligations. On June 3, 2010, the Court granted in part and denied in part the Company’s motion for summary judgment, finding that the District defaulted on the contract, granting summary judgment to the Company with respect to the Hospital District’s defenses except for the defense of commercial frustration, and holding that the case will proceed forward on the defense of commercial frustration. The case is set for trial on November 8, 2010. The Company will vigorously pursue its rights under the agreement. Due to the anticipated transfer of the Property, the Company closed Cascade in October 2007.
Creekside
     On December 29, 2009, the Company sent to the loan servicer a notice of imminent default along with a deed-in-lieu of foreclosure agreement executed by the Company (the “Proposed DIL Agreement”) regarding our nonrecourse mortgage loan of approximately $3.6 million secured by our Creekside property, which went into default in January 2010. A receiver was appointed by agreed order, and the Company has recorded a loss on disposition of approximately $0.2 million during the quarter ended March 31, 2010. The Lender has alleged that the borrower misappropriated rents from the Property after the default and that payment of accrued and unpaid management fees may constitute an unauthorized transfer in violation of Michigan’s Uniform Fraudulent Transfer Act, apparently referring to a payment of approximately $130,700, made to the Company’s affiliate that managed the Property, for unpaid and accrued management fees and advances of operating shortfalls. The Company disputes and will vigorously defend against any allegation that there has been any misappropriation of rents, any unauthorized or improper transfers, or that there is any personal liability for any amounts claimed to be due and owing. The Company and the lender are in ongoing negotiations regarding a method of transferring title to the Property to the Lender.

Note 12 — Commitments and Contingencies (continued)
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
     The Company is a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of June 30, 2010, the Company owned or had an ownership interest in a portfolio of 307 Properties located throughout the United States and Canada containing 110,984 residential sites. These Properties are located in 27 states and British Columbia, with the number of Properties in each state or province shown parenthetically, as follows: Florida (86), California (48), Arizona (37), Texas (15), Washington (15), Pennsylvania (12), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Nevada (6), New York (6), Virginia (6), Wisconsin (5), Indiana (5), Maine (5), Illinois (4), Massachusetts (3), New Jersey (3), South Carolina (3), Utah (3), Michigan (2), New Hampshire (2), Ohio (2), Tennessee (2), Alabama (1), Kentucky (1) and British Columbia (1).
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

The following chart lists the Properties acquired, invested in, or sold since January 1, 2009.

Property	Transaction Date	Sites
Total Sites as of January 1, 2009		112,257
Property or Portfolio (# of Properties in parentheses):
Acquisitions:
Desert Vista (1)	April 21, 2010	125
St. George (1)	April 21, 2010	123

Tall Chief (1)	April 21, 2010	180
Valley Vista (1)	April 21, 2010	145

Expansion Site Development and other:
Sites added (reconfigured) in 2009		(1)
Sites added (reconfigured) in 2010		1

Dispositions:
Round Top JV (1)	February 13, 2009	(319)
Pine Haven JV (1)	February 13, 2009	(625)
Caledonia (1)	April 17, 2009	(247)
Casa Village (1)	July 20, 2009	(490)
Creekside (1)	January 10, 2010	(165)

Total Sites as of June 30, 2010		110,984

     Since January 1, 2009, the gross investment in real estate has increased from $2,491 million to $2,557 million as of June 30, 2010.

Outlook
     Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.
     We have approximately 64,800 annual sites, approximately 8,900 seasonal sites, which are leased to customers generally for three to six months, and approximately 9,900 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient sites and we consider this revenue stream to be our most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 24,300 sites designated as right-to-use sites which are primarily utilized to service the approximately 108,000 customers who own right-to-use contracts. We also have interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

Total Sites as of
June 30, 2010
(rounded to 000s)
Community sites	44,200
Resort sites:
Annual	20,600
Seasonal	8,900
Transient	9,900
Right-to-use (1)	24,300
Joint Ventures (2)	3,100

111,000

(1)	Includes approximately 2,700 sites rented on an annual basis.

(2)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.
     A significant portion of our rental agreements on community sites are directly or indirectly tied to published CPI statistics that are issued from June through September each year. We currently expect our 2010 community base rental income to increase approximately 2.2% as compared to 2009. The most recent CPI release for June of 2010 shows 1.05% growth over the prior year.
     We believe that the disruption in the site-built housing market is contributing to the low new home sales volumes we are experiencing as potential customers are not able to sell their existing site-built homes. Customer have also become more price sensitive which is reflected in an increase in used home sale volumes.
     In this environment, we believe that customer demand for rentals, which does not require a down payment, is high. We are adapting to this by renting our vacant new homes. This may represent an attractive source of occupancy if we can convert renters to new homebuyers in the future. We are also focusing on smaller, more energy efficient and more affordable homes in our manufactured home Properties.
     Our manufactured home rental operations have been increasing since 2007. As of June 30, 2010, occupied manufactured home rentals increased to 2,071 or 29.3%, from 1,602 as of June 30, 2009. Net operating income from rental operations increased to approximately $6.5 million for the six months ended June 30, 2010 from approximately $5.4 million for the six months ended June 30, 2009. We believe that, unlike the home sales business, at this time we compete effectively with other types of rentals (i.e. apartments). We are currently evaluating whether we want to continue to invest in additional rental units.
     In our resort Properties, we continue to work on extending customer stays. We have had success lengthening customer stays.

     We have introduced low-cost membership products that focus on the installed base of almost eight million RV owners. Such products may include right-to-use contracts that entitle the purchaser to use certain properties (the “Agreements”). We are offering a Zone Park Pass (“ZPP”), which can be purchased for one to four zones of the United States and requires annual payments of $499. This replaces high cost products that were sold at Properties after tours and lengthy sales presentations. The Company historically incurred significant marketing costs to generate leads that resulted in a less people attending tours.
     A single zone requires no upfront payment and additional zones require a modest upfront payment. As of June 30, 2010, we have sold approximately 1,500 ZPP’s this year. The ZPP’s sales are contributing to a reduction in the net attrition of the customers who own right-to-use Agreements and we are expecting the number of members as of December 31, 2010 to be approximately equal to the 106,000 active dues paying members that we started the year with.
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
Supplemental Property Disclosure
     We provide the following disclosures with respect to certain assets:
•	Tropical Palms - On July 15, 2008, Tropical Palms, a 541-site resort Property located in Kissimmee, Florida, was leased to a new operator for 12 years. The lease provides for an initial fixed annual lease payment of $1.6 million, which escalates at the greater of CPI or 3%. Percentage rent payments are provided for beginning in 2010, subject to gross revenue floors. The Company will match the lessee’s capital investment in new rental units at the Property up to a maximum of $1.5 million. The lessee will pay the Company additional rent equal to 8% per year on the Company’s capital investment. The lease income recognized during the six months ended June 30, 2010 and 2009 was approximately $1.0 million and $0.9 million, respectively, and is included in income from other investments, net. During the six months ended June 30, 2010 and 2009, the Company spent approximately zero and $0.6 million, respectively, to match the lessee’s investment in new rental units at the Property.
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
Critical Accounting Policies and Estimates
     Refer to the 2009 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. During the six months ended June 30, 2010, there were no changes to these policies.
     The FASB finalized the Codification of GAAP effective for periods ending on or after September 15, 2009. References to GAAP issued by the FASB are to the Codification. The Codification did not change how the Company accounts for its transactions or the nature of the related disclosures made.

Results of Operations
     The results of operations for the one Property disposed of during 2010 and two Properties sold during 2009 have been classified as income from discontinued operations, pursuant to FASB ASC 360-10-35. (See Note 4 in the Notes to the Consolidated Financial Statements for summarized information for these Properties.)
Comparison of the Quarter Ended June 30, 2010 to the Quarter Ended June 30, 2009
Income from Property Operations
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the quarters ended June 30, 2010 and 2009 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2008 and which have been owned and operated by the Company continuously since January 1, 2009. Core growth percentages exclude the impact of GAAP deferrals of right-to-use contract sales and related commissions.

	Core Portfolio				Total Portfolio
			Increase /	%			Increase /	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Community base rental income	$64,587	$63,289	$1,298	2.1%	$64,601	$63,318	$1,283	2.0%
Resort base rental income	27,630	26,960	670	2.5%	28,504	27,747	757	2.7%
Right-to-use annual payments	12,889	12,702	187	1.5%	12,889	12,702	187	1.5%
Right-to-use contracts current period, gross	5,681	5,868	(187)	(3.2%)	5,681	5,869	(188)	(3.2%)
Utility and other income	11,835	11,631	204	1.8%	11,918	11,720	198	1.7%

Property operating revenues, excluding deferrals	122,622	120,450	2,172	1.8%	123,593	121,356	2,237	1.8%
Property operating and maintenance	46,273	44,952	1,321	2.9%	46,998	45,565	1,433	3.1%
Real estate taxes	8,272	8,186	86	1.1%	8,326	8,235	91	1.1%
Sales and marketing, gross	3,585	3,676	(91)	(2.5%)	3,585	3,672	(87)	(2.4%)

Property operating expenses, excluding deferrals and Property management	58,130	56,814	1,316	2.3%	58,909	57,472	1,437	2.5%

Property management	7,732	7,730	2	0.0%	7,793	7,730	63	0.8%
Property operating expenses, excluding deferrals	65,862	64,544	1,318	2.0%	66,702	65,202	1,500	2.3%

Income from property operations, excluding deferrals	56,760	55,906	854	1.5%	56,891	56,154	737	1.3%

Right-to-use contract sales, deferred, net	(4,551)	(5,271)	720	13.7%	(4,551)	(5,271)	720	13.7%
Right-to-use contract commissions, deferred net	1,657	1,632	25	1.5%	1,657	1,632	25	1.5%

Income from property operations	$53,866	$52,267	$1,599	3.1%	$53,997	$52,515	$1,482	2.8%

     The 1.8% increase in the Core Portfolio property operating revenues primarily reflects: (i) a 2.4% increase in rates in our community base rental income offset by a 0.3% decrease in occupancy (ii) a 2.5% increase in revenues for our resort base income comprised of an increase in annual and seasonal revenue offset by decreases in transient resort revenue and (iii) a 1.5% increase in right-to-use annual payments due to lower net member attrition.

     The 2.0% increase in property operating expenses in the Core Portfolio is primarily due to a 2.9% increase in property operating and maintenance expenses, which includes increases in repair and maintenance expenses, payroll expenses and utility expenses.
Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended June 30, 2010 and 2009 (amounts in thousands).

	2010	2009	Variance	% Change
Gross revenues from new home sales	$657	$675	$(18)	(2.7%)
Cost of new home sales	(609)	(1,033)	424	41.0%

Gross profit (loss) from new home sales	48	(358)	406	113.4%

Gross revenues from used home sales	1,290	1,062	228	21.5%
Cost of used home sales	(1,119)	(614)	(505)	(82.2%)

Gross profit from used home sales	171	448	(277)	(61.8%)

Brokered resale revenues, net	242	199	43	21.6%
Home selling expenses	(455)	(640)	185	28.9%
Ancillary services revenues, net	133	418	(285)	(68.2%)

Income from home sales operations and other	$139	$67	$72	107.5%

Home sales volumes
New home sales (1)	22	21	1	4.8%
Used home sales (2)	235	188	47	25.0%
Brokered home resales	191	163	28	17.2%

(1)	Includes third party home sales of two and three for the quarters ending June 30, 2010 and 2009, respectively.

(2)	Includes third party home sales of one and three for the quarters ending June 30, 2010 and 2009, respectively.
     Income from home sales operations and other increased primarily as a result of higher new home gross profits and a decrease in home selling expenses offset by lower profit on used home sales and ancillary services. Gross profit from new home sales in 2009 includes an inventory reserve of approximately $0.3 million.

Rental Operations
     The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended June 30, 2010 and 2009 (amounts in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in previous section.

				%
	2010	2009	Variance	Change
Manufactured homes:
New Home	$1,882	$1,613	$269	16.7%
Used Home	2,755	2,238	517	23.1%

Rental operations revenue (1)	4,637	3,851	786	20.4%

Property operating and maintenance	777	446	331	74.2%
Real estate taxes	7	12	(5)	(41.7%)

Rental operations expenses	784	458	326	71.2%

Income from rental operations	3,853	3,393	460	13.6%
Depreciation	(575)	(582)	7	1.2%

Income from rental operations, net of depreciation	$3,278	$2,811	$467	16.6%

Number of occupied rentals — new, end of period	674	564	110	19.5%
Number of occupied rentals — used, end of period	1,397	1,038	359	34.6%

(1)	Approximately $3.6 million and $2.9 million for the quarters ended June 30, 2010 and 2009, respectively, are included in Community base rental income in the Income from Property Operations table.
The increase in income from rental operations is primarily due to the increase in the number of occupied rentals.
Other Income and Expenses
     The following table summarizes other income and expenses for the quarters ended June 30, 2010 and 2009 (amounts in thousands).

				%
	2010	2009	Variance	Change
Depreciation on real estate and other costs	$(16,940)	$(17,143)	$203	1.2%
Interest income	997	1,223	(226)	(18.5%)
Income from other investments, net	1,484	1,866	(382)	(20.5%)
General and administrative	(5,548)	(6,216)	668	10.7%
Rent control initiatives	(299)	(169)	(130)	(76.9%)
Depreciation on corporate assets	(379)	(234)	(145)	(62.0%)
Interest and related amortization	(22,989)	(25,026)	2,037	8.1%

Total other expenses, net	$(43,674)	$(45,699)	$2,025	4.4%

     Income from other investments, net decreased primarily due a $0.8 million gain on the sale of Caledonia recognized during 2009. General and administrative decreased primarily due to decreased professional fees. Rent control initiatives expense increased primarily due to the San Rafael appeal. (See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.) Interest and related amortization decreased due to decreased mortgage notes payable outstanding.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009
Income from Property Operations
     The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the six months ended June 30, 2010 and 2009 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase/	%			Increase/	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Community base rental income	$128,988	$126,437	$2,551	2.0%	$129,023	$126,502	$2,521	2.0%
Resort base rental income	64,048	62,206	1,842	3.0%	65,449	63,205	2,244	3.6%
Right-to-use annual payments	25,074	25,598	(524)	(2.0%)	25,074	25,597	(523)	(2.0%)
Right-to-use contracts current period, gross	10,618	11,444	(826)	(7.2%)	10,618	11,446	(828)	(7.2%)
Utility and other income	24,701	24,030	671	2.8%	24,807	24,124	683	2.8%

Property operating revenues, excluding deferrals	253,429	249,715	3,714	1.5%	254,971	250,874	4,097	1.6%
Property operating and maintenance	89,372	86,776	2,596	3.0%	90,452	87,569	2,883	3.3%
Real estate taxes	16,532	16,621	(89)	(0.5%)	16,640	16,691	(51)	(0.3%)
Sales and marketing, gross	6,848	6,748	100	1.5%	6,848	6,744	104	1.5%

Property operating expenses, excluding deferrals and Property management	112,752	110,145	2,607	2.4%	113,940	111,004	2,936	2.6%

Property management	16,412	16,421	(9)	(0.1%)	16,533	16,434	99	0.6%
Property operating expenses, excluding deferrals	129,164	126,566	2,598	2.1%	130,473	127,438	3,035	2.4%

Income from property operations, excluding deferrals	124,265	123,149	1,116	0.9%	124,498	123,436	1,062	0.9%

Right-to-use contract sales, deferred, net	(8,499)	(10,434)	1,935	18.5%	(8,499)	(10,434)	1,935	18.5%
Right-to-use contract commissions, deferred net	3,069	3,125	(56)	(1.8%)	3,069	3,125	(56)	(1.8%)

Income from property operations	$118,835	$115,840	$2,995	2.6%	$119,068	$116,127	$2,941	2.5%

     The 1.5% increase in the Core Portfolio property operating revenues primarily reflects: (i) a 2.4% increase in rates in our community base rental income offset by a 0.4% decrease in occupancy (ii) a 3.0% increase in revenues for our resort base income comprised of an increase in annual and seasonal revenue offset by decreases in transient resort revenue and (iii) a 2.0% decrease in right-to-use annual payments due to net member attrition.

     The 2.1% increase in property operating expenses in the Core Portfolio is primarily due to a 3.0% increase in property operating and maintenance expenses which includes increases in repair and maintenance expenses, payroll expenses and utility expenses.
Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the six months ended June 30, 2010 and 2009 (amounts in thousands).

	2010	2009	Variance	% Change
Gross revenues from new home sales	$1,081	$1,501	$(420)	(28.0%)
Cost of new home sales	(1,004)	(2,802)	1,798	64.2%

Gross profit (loss) from new home sales	77	(1,301)	1,378	105.9%

Gross revenues from used home sales	1,913	1,447	466	32.2%
Cost of used home sales	(1,883)	(962)	(921)	(95.7%)

Gross profit from used home sales	30	485	(455)	(93.8%)

Brokered resale revenues, net	481	385	96	24.9%
Home selling expenses	(932)	(1,712)	780	45.6%
Ancillary services revenues, net	1,196	1,574	(378)	(24.0%)

Income (loss) from home sales operations and other	$852	$(569)	$1,421	249.7%

Home sales volumes
New home sales (1)	40	41	(1)	(2.4%)
Used home sales (2)	368	255	113	44.3%
Brokered home resales	378	321	57	17.8%

(1)	Includes third party home sales of nine and six for the six months ending June 30, 2010 and 2009, respectively.

(2)	Includes third party home sales of two and three for the six months ending June 30, 2010 and 2009, respectively.
     Income (loss) from home sales operations and other increased primarily as a result of higher new home gross profits and a decrease in home selling expenses offset by lower profit on used home sales and ancillary services. Gross profit from new home sales in 2009 includes an inventory reserve of approximately $1.1 million. The favorable variance in home selling expenses in the six months ended June 30, 2010 as compared to the same period last year is primarily the result of decreased advertising costs.

Rental Operations
     The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the six months ended June 30, 2010 and 2009 (amounts in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in previous section.

				%
	2010	2009	Variance	Change
Manufactured homes:
New Home	$3,681	$3,247	$434	13.4%
Used Home	5,507	4,313	1,194	27.7%

Rental operations revenue (1)	9,188	7,560	1,628	21.5%

Property operating and maintenance	1,361	945	416	44.0%
Real estate taxes	43	86	(43)	(50.0%)

Rental operations expenses	1,404	1,031	373	36.2%

Income from rental operations	7,784	6,529	1,255	19.2%
Depreciation	(1,289)	(1,163)	(126)	(10.8%)

Income from rental operations, net of depreciation	$6,495	$5,366	$1,129	21.0%

Number of occupied rentals — new, end of period	674	564	110	19.5%
Number of occupied rentals — used, end of period	1,397	1,038	359	34.6%

(1)	Approximately $7.0 million and $5.7 million for the six months ended June 30, 2010 and 2009, respectively, are included in Community base rental income in the Income from Property Operations table.
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
Other Income and Expenses
     The following table summarizes other income and expenses for the six months ended June 30, 2010 and 2009 (amounts in thousands).

				%
	2010	2009	Variance	Change
Depreciation on real estate and other costs	$(33,863)	$(34,542)	$679	2.0%
Interest income	2,189	2,606	(417)	(16.0%)
Income from other investments, net	2,661	4,389	(1,728)	(39.4%)
General and administrative	(11,224)	(12,373)	1,149	9.3%
Rent control initiatives	(1,013)	(315)	(698)	(221.6%)
Depreciation on corporate assets	(589)	(402)	(187)	(46.5%)
Interest and related amortization	(46,756)	(49,576)	2,820	5.7%

Total other expenses, net	$(88,595)	$(90,213)	$1,618	1.8%

     Income from other investments, net decreased primarily due to reduced incremental hurricane insurance proceeds of $1.1 million and a $0.8 million gain on the sale of Caledonia recognized during 2009. General and administrative decreased primarily due to decreased payroll and professional fees. Rent control initiatives expense increased primarily due to the San Rafael appeal. (See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.) Interest and related amortization decreased due to the decreased line of credit and mortgage notes payable amounts outstanding.
Equity in Income of Unconsolidated Joint Ventures
     During the six months ended June 30, 2010, equity in income of unconsolidated joint ventures decreased primarily due to a $1.1 million gain on the sale of a 25% interest in two Diversified joint ventures by the Company during the six months ended June 30, 2009.
Liquidity and Capital Resources
Liquidity
     As of June 30, 2010, the Company had approximately $151.8 million in cash and cash equivalents primarily held in treasury reserve accounts, and $100.0 million available on its lines of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of its current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under its existing lines of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. During 2010 and 2009, we received financing proceeds from Fannie Mae secured by mortgages on individual manufactured home Properties. The terms of the Fannie Mae financings were relatively attractive as compared to other potential lenders. If financing proceeds are no longer available from Fannie Mae for any reason or if Fannie Mae terms are no longer attractive, it may adversely affect cash flow and our ability to service debt and make distributions to stockholders. In addition, Fannie Mae will not provide financing on resort Properties and there is generally more limited availability for resort Property financing from private lenders.
     The table below summarizes cash flow activity for the six months ended June 30, 2010 and 2009 (amounts in thousands).

	For the six months ended
	June 30,
	2010	2009
Net cash provided by operating activities	$99,479	$82,996
Net cash used in investing activities	(18,860)	(16,281)
Net cash (used in) provided by financing activities	(73,942)	62,124

Net increase in cash and cash equivalents	$6,677	$128,839

Operating Activities
     Net cash provided by operating activities increased $16.5 million for the six months ended June 30, 2010, as compared to the net cash provided by operating activities for the six months ended June 30, 2009. The increase in cash provided by operating activities is primarily due to a $4.6 million increase in net income and a $14.2 million decrease in escrow deposits and other assets.

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
Dispositions
     On April 17, 2009, we sold Caledonia, a 247-site Property in Caledonia, Wisconsin, for proceeds of approximately $2.2 million. The Company recognized a gain on sale of approximately $0.8 million, which is included in income from other investments, net. In addition, we received approximately $0.3 million of deferred rent due from the previous tenant.
     We continue to look at acquiring additional assets and are at various stages of negotiations with respect to potential acquisitions. Funding is expected to come from either proceeds from potential dispositions, lines of credit draws, or other financing.
Notes Receivable Activity
     The notes receivable activity during the six months ended June 30, 2010 of $0.8 million in cash inflow reflects net repayments of $0.1 million from our Chattel Loans and net repayments of $0.6 million from our Contract Receivables.
     The notes receivable activity during the six months ended June 30, 2009 of $2.0 million in cash inflow reflects net repayments of $0.3 million from our Chattel Loans and net repayments of $1.7 million from our Contract Receivables.
Capital Improvements
     The table below summarizes capital improvements activity for the six months ended June 30, 2010 and 2009 (amounts in thousands).

	For the six months ended
	June 30,
	2010	2009
Recurring Cap Ex (1)	$13,521	$7,828
New construction — expansion	121	694
New construction — upgrades (2)	858	2,055
Home site development (3)	5,016	4,621

Total Property	19,516	15,198

Corporate (4)	888	263

Total Capital improvements	$20,404	$15,461

(1)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(2)	New construction — upgrades primarily represents costs to improve and upgrade Property infrastructure or amenities.

(3)	Home site development includes acquisitions of or improvements to rental units.

(4)	Includes approximately $0.7 million, which was reimbursed by the landlord as a tenant allowance.

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
     During the quarter ended June 30, 2010, the Company closed an approximately $49.7 million financing on two manufactured home communities with a weighted average interest rate of 7.14% per annum, maturing in 2020. The Company also closed approximately $15.0 million new financing on one resort property with a stated interest rate of 6.50% per annum, maturing in 2020. The Company also paid off eight maturing mortgages totaling approximately $100.4 million, with a weighted average interest rate of 7.85% per annum.
2009 Activity
     During the quarter ended March 31, 2009, the Company closed on approximately $57 million of financing with Fannie Mae on two manufactured home Properties at a stated interest rate of 6.38% per annum. The Company also paid off two maturing mortgages totaling approximately $22 million with a weighted average interest rate of 5.43% per annum.
     During the quarter ended June 30, 2009, the Company refinanced approximately $5 million of maturing mortgage debt on Kloshe Illahee in Federal Way, Washington with a stated interest rate of 7.15% per annum for approximately $18 million with a stated interest rate of 5.79% per annum, maturing in 2019.
Secured Debt
     As of June 30, 2010, our secured long-term debt balance was approximately $1.5 billion, with a weighted average interest rate of approximately 5.9% per annum. The debt bears interest at rates between 5.0% and 8.5% per annum and matures on various dates primarily ranging from 2010 to 2020. Excluding scheduled principal amortization, as of June 30, 2010, we have approximately $77 million of long-term debt expected to be paid in 2010 and approximately $52 million maturing in 2011. The weighted average term to maturity for the long-term debt is approximately 5.6 years. During July 2010, we paid off $74.3 million of the long-term debt maturing in 2010 that had a weighted average interest rate of 5.7% per annum.
     The Company expects to satisfy its remaining 2010 maturities and its 2011 maturities with its existing cash balance.
Unsecured Debt
     On June 29, 2010, the Company exercised a one-year extension option on one of its unsecured lines of credit that was due to mature on June 29, 2010. Prior to the extension, the Company had two unsecured lines of credit with a maximum borrowing capacity of $350 million and $20 million, respectively, bearing interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum and a 0.15% facility fee. The extension reduced the Company’s maximum borrowing capacity under the $350 million line of credit to $100 million and extended the expiration of the line of credit to June 29, 2011.
     Our unsecured Line of Credit (“LOC”) with a maximum borrowing capacity of $100 million bears interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum, has a 0.15% facility fee, and matures on June 29, 2011. As of June 30, 2010, there were no amounts outstanding on the line of credit.

Other Loans
     During the six months ended June 30, 2010, we borrowed approximately $2.3 million, which is secured by individual manufactured homes. This financing provided by the dealer requires monthly payments, bears interest at 8.5% and matures on the earlier of: 1) the date the home is sold, or 2) November 20, 2016.
Contractual Obligations
     As of June 30, 2010, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands).

	Total	2010	2011(3)	2012	2013	2014	2015	Thereafter
Long Term Borrowings (1)	$1,504,337	$84,979	$76,464	$22,629	$122,581	$200,308	$531,109	$466,267
Interest Expense (2)	486,352	45,117	83,111	79,193	75,918	65,622	56,923	80,468

Total Contractual Obligations	$1,990,689	$130,096	$159,575	$101,822	$198,499	$265,930	$588,032	$546,735

Weighted average interest rates	5.86%	3.69%	5.87%	5.85%	5.87%	5.85%	5.92%	6.12%

(1)	Balance excludes net premiums and discounts of $0.8 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	These amounts represent future interest payments related to mortgage obligations based on fixed and variable interest rates specified in the variable debt agreements. We currently have one variable interest obligation. We use the 7.25% interest floor for this obligation, as we do not believe the LIBOR rate will increase above the floor prior to the loan payment.

(3)	Includes approximately $74.3 million of mortgage notes payable paid off after June 30, 2010.
     The Company does not include Preferred OP Unit distributions, interest expense, insurance, property taxes and cancelable contracts in the contractual obligations table above.
     The Company also leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. Minimum future rental payments under the ground leases are approximately $1.9 million per year for each of the next five years and approximately $15.8 million thereafter.
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
Equity Transactions
2010 Activity
     On February 23, 2010, the Company acquired the six percent non-controlling interests in The Meadows, a 379-site property, in Palm Beach Gardens, Florida. The gross purchase price was approximately $1.5 million.
     On June 30, 2010 and March 31, 2010, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

     On July 9, 2010, the Company paid a $0.30 per share distribution for the quarter ended June 30, 2010 to stockholders of record on June 25, 2010. On April 9, 2010, the Company paid a $0.30 per share distribution for the quarter ended March 31, 2010 to stockholders of record on March 26, 2010.
     During the six months ended June 30, 2010, we received approximately $1.5 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).
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
     The following table presents a calculation of FFO for the quarters and six months ended June 30, 2010 and 2009 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Computation of funds from operations:
Net income available for common shares	$6,000	$2,904	$21,064	$16,548
Income allocated to common OP Units	928	501	3,360	3,295
Right-to-use contract sales, deferred, net	4,551	5,271	8,499	10,434
Right-to-use contract commissions, deferred, net	(1,657)	(1,632)	(3,069)	(3,125)
Depreciation on real estate assets and other	16,940	17,143	33,863	34,542
Depreciation on unconsolidated joint ventures	303	314	608	640
Loss (gain) on real estate	54	(803)	231	(783)

Funds from operations available for common shares	$27,119	$23,698	$64,556	$61,551

Weighted average common shares outstanding — fully diluted	35,506	30,693	35,471	30,609

Item 3. Quantitative and Qualitative Disclosure of Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates. At June 30, 2010, approximately 100% or approximately $1.5 billion of our outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $82.4 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $87.3 million.
     At June 30, 2010, none of our outstanding debt was short-term and at variable rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting and financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of June 30, 2010.
     Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting
     There were no material changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010.

Part II — Other Information
Item 1. Legal Proceedings
     See Note 12 of the Consolidated Financial Statements contained herein.
Item 1A. Risk Factors
     There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 other than those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information
None.
Item 6. Exhibits
10.45(a)	Second Amendment to Credit Agreement (Revolving Facility) and Guarantor Consent and Confirmation, dated June 29, 2010, by and among the Company, MHC Operating Limited Partnership, MHC Trust, T1000 Trust, Wells Fargo Bank, N.A. and each of the Lenders set forth therein.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(a)	Included as an exhibit to the Company’s Current Report on Form 8-K dated June 29, 2010

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.
Date: August 5, 2010	By:	/s/ Thomas Heneghan
Thomas Heneghan
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2010	By:	/s/ Michael Berman
Michael Berman
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)