Form 10-Q/A
period 2010-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2010-09-03
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Part II — Other Information
Item 6. Exhibits
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note
     Equity LifeStyle Properties, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on August 5, 2010, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.
     No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update any related disclosures made in the Form 10-Q.
     Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
Part II — Other Information

Item 6.	Exhibits
See Index to Exhibits beginning on page 4.

2

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.
Date: September 3, 2010	By:	/s/ Thomas Heneghan
Thomas Heneghan
Chief Executive Officer (Principal Executive Officer)

Date: September 3, 2010	By:	/s/ Michael Berman
Michael Berman
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

3

Index to Exhibits:

10.45(a)	Second Amendment to Credit Agreement (Revolving Facility) and Guarantor Consent and Confirmation, dated June 29, 2010, by and among the Company, MHC Operating Limited Partnership, MHC Trust, T1000 Trust, Wells Fargo Bank, N.A. and each of the Lenders set forth therein.

31.1(b)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(b)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(b)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2(b)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

101	The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to Consolidated Financial Statements, furnished herewith.

(a)	Included as an exhibit to the Company’s Current Report on Form 8-K dated June 29, 2010

(b)	Included as an exhibit to the Company’s Current Report on Form 10-Q dated August 5, 2010

4