Form 10-Q
period 2010-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2010-11-04
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
30,831,423 shares of Common Stock as of November 1, 2010.

Equity LifeStyle Properties, Inc.

Part I — Financial Information
Item 1. Financial Statements
Index To Financial Statements

Page
Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009 (unaudited)	4

Consolidated Statements of Changes in Equity for the nine months ended September 30, 2010 (unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	7

Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	44

Part II — Other Information

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	45

Item 4. [Removed and Reserved.]	45

Item 5. Other Information	45

Item 6. Exhibits	45
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(amounts in thousands, except share and per share data)

	September 30,
	2010	December 31,
	(unaudited)	2009
Assets
Investment in real estate:
Land	$544,403	$544,722
Land improvements	1,755,667	1,744,443
Buildings and other depreciable property	269,153	249,050

	2,569,223	2,538,215
Accumulated depreciation	(682,463)	(629,768)

Net investment in real estate	1,886,760	1,908,447
Cash and cash equivalents	81,419	145,128
Notes receivable, net	25,955	29,952
Investment in joint ventures	8,373	9,442
Rent and other customer receivables, net	528	421
Deferred financing costs, net	11,024	11,382
Inventory	3,164	2,964
Deferred commission expense	13,716	9,373
Escrow deposits and other assets	42,223	49,210

Total Assets	$2,073,162	$2,166,319

Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,425,299	$1,547,901
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	70,975	58,982
Deferred revenue – sale of right-to-use contracts	41,322	29,493
Deferred revenue – right-to-use annual payments	13,181	12,526
Accrued interest payable	7,090	8,036
Rents and other customer payments received in advance and security deposits	40,550	44,368
Distributions payable	10,626	10,586

Total Liabilities	1,609,043	1,711,892

Commitments and contingencies
Non-controlling interests – Perpetual Preferred OP Units	200,000	200,000

Equity:
Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 100,000,000 shares authorized; 30,825,678 and 30,350,745 shares issued and outstanding for September 30, 2010 and December 31, 2009, respectively	308	301
Paid-in capital	462,566	456,696
Distributions in excess of accumulated earnings	(233,434)	(238,467)

Total Stockholders’ Equity	229,440	218,530
Non-controlling interests – Common OP Units	34,679	35,897

Total Equity	264,119	254,427

Total Liabilities and Equity	$2,073,162	$2,166,319

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues:
Community base rental income	$65,043	$63,389	$194,066	$189,891
Resort base rental income	35,991	34,561	101,440	97,766
Right-to-use annual payments	12,554	12,796	37,628	38,393
Right-to-use contracts current period, gross	4,552	5,080	15,170	16,526
Right-to-use contracts, deferred, net of prior period amortization	(3,330)	(4,327)	(11,829)	(14,761)
Utility and other income	12,490	12,331	37,297	36,455
Gross revenues from home sales	1,765	2,127	4,759	5,075
Brokered resale revenues, net	237	171	718	556
Ancillary services revenues, net	1,262	1,341	2,458	2,915
Interest income	1,048	1,177	3,237	3,783
Income from other investments, net	2,583	2,339	5,244	6,728

Total revenues	134,195	130,985	390,188	383,327

Expenses:
Property operating and maintenance	51,495	50,409	141,947	137,978
Real estate taxes	7,938	7,955	24,578	24,646
Sales and marketing, gross	3,052	3,422	9,900	10,166
Sales and marketing, deferred commissions, net	(1,274)	(1,410)	(4,343)	(4,535)
Property management	8,373	8,725	24,906	25,159
Depreciation on real estate and other costs	17,096	17,400	50,959	51,942
Cost of home sales	1,431	1,842	4,318	5,606
Home selling expenses	456	278	1,388	1,990
General and administrative	5,818	5,281	17,042	17,654
Rent control initiatives	106	93	1,119	408
Depreciation on corporate assets	246	458	835	860
Interest and related amortization	22,465	24,492	69,221	74,068

Total expenses	117,202	118,945	341,870	345,942

Income before equity in income of unconsolidated joint ventures	16,993	12,040	48,318	37,385

Equity in income of unconsolidated joint ventures	314	229	1,714	2,607

Consolidated income from continuing operations	17,307	12,269	50,032	39,992

Discontinued Operations:
Discontinued operations	—	(53)	—	160
Income (loss) from discontinued real estate	—	4,743	(231)	4,723

Income (loss) from discontinued operations	—	4,690	(231)	4,883

Consolidated net income	17,307	16,959	49,801	44,875

Income allocated to non-controlling interests:
Common OP Units	(1,722)	(1,797)	(5,083)	(5,092)
Perpetual Preferred OP Units	(4,031)	(4,031)	(12,101)	(12,104)

Net income available for Common Shares	$11,554	$11,131	$32,617	$27,679

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations (Continued)
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Earnings per Common Share – Basic:
Income from continuing operations	$0.38	$0.24	$1.08	$0.88
Income (loss) from discontinued operations	0.00	0.13	(0.01)	0.16

Net income available for Common Shares	$0.38	$0.37	$1.07	$1.04

Earnings per Common Share – Fully Diluted:
Income from continuing operations	$0.37	$0.24	$1.07	$0.87
Income (loss) from discontinued operations	0.00	0.13	(0.01)	0.15

Net income available for Common Shares	$0.37	$0.37	$1.06	$1.02

Distributions declared per Common Share outstanding	$0.30	$0.30	$0.90	$0.80

Weighted average Common Shares outstanding – basic	30,620	29,993	30,447	26,719

Weighted average Common Shares outstanding – fully diluted	35,450	35,242	35,463	32,168

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2010
(amounts in thousands)
(unaudited)

			Distributions in	Non-controlling
			Excess of	interests –
	Common	Paid-in	Accumulated	Common OP
	Stock	Capital	Earnings	Units	Total Equity

Balance, December 31, 2009	$301	$456,696	$(238,467)	$35,897	$254,427
Conversion of OP Units to common stock	7	2,420	—	(2,427)	—
Issuance of common stock through exercise of options	—	970	—	—	970
Issuance of common stock through employee stock purchase plan	—	818	—	—	818
Compensation expenses related to stock options and restricted stock	—	3,957	—	—	3,957
Repurchase of common stock or Common OP Units	—	(399)	—	—	(399)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(550)	—	550	—
Acquisition of non-controlling interests	—	(1,346)	—	(132)	(1,478)
Net income	—	—	32,617	5,083	37,700
Distributions	—	—	(27,584)	(4,292)	(31,876)

Balance, September 30, 2010	$308	$462,566	$(233,434)	$34,679	$264,119

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(amounts in thousands)
(unaudited)

	September 30,	September 30,
	2010	2009
Cash Flows From Operating Activities:
Consolidated net income	$49,801	$44,875
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on discontinued real estate and other	231	(5,526)
Depreciation expense	54,798	55,451
Amortization expense	2,532	2,300
Debt premium amortization	5	(959)
Equity in income of unconsolidated joint ventures	(2,627)	(3,551)
Distributions from unconsolidated joint ventures	2,635	2,605
Amortization of stock-related compensation	3,957	3,499
Revenue recognized from right-to-use contract sales	(3,341)	(1,765)
Commission expense recognized related to right-to-use contract sales	1,020	557
Accrued long term incentive plan compensation	453	1,053
Increase in provision for uncollectible rents receivable	539	424
Increase in provision for inventory reserve	—	941
Changes in assets and liabilities:
Notes receivable activity, net	186	509
Rent and other customer receivables, net	(647)	171
Inventory and rental units	2,704	89
Deferred commission expense	(5,363)	(5,093)
Escrow deposits and other assets	5,153	(2,700)
Accrued payroll and other operating expenses	10,604	16,000
Deferred revenue – sales of right-to-use contracts	15,170	16,526
Deferred revenue – right-to-use annual payments	655	(913)
Rents received in advance and security deposits	(3,806)	(6,749)

Net cash provided by operating activities	134,659	117,744

Cash Flows From Investing Activities:
Acquisition of real estate and other	—	(8,244)
Proceeds from disposition of rental properties	—	3,278
Net tax-deferred exchange withdrawal (deposit)	786	(786)
Net repayment of notes receivable	1,198	2,299
Capital improvements	(32,165)	(20,965)

Net cash used in investing activities	(30,181)	(24,418)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	1,788	4,583
Net proceeds from issuance of Common Stock	—	146,363
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(43,936)	(33,474)
Stock repurchase and Unit redemption	(399)	(119)
Acquisition of non-controlling interests	(1,478)	—
Lines of credit:
Proceeds	—	50,900
Repayments	—	(143,900)
Principal payments and mortgage debt payoff	(199,267)	(96,803)
New financing proceeds	76,615	95,233
Debt issuance costs	(1,510)	(1,243)

Net cash (used in) provided by financing activities	(168,187)	21,540

Net (decrease) increase in cash and cash equivalents	(63,709)	114,866
Cash and cash equivalents, beginning of period	145,128	45,312

Cash and cash equivalents, end of period	$81,419	$160,178

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2010 and 2009
(amounts in thousands)
(unaudited)

	September 30,	September 30,
	2010	2009
Supplemental Information:
Cash paid during the period for interest	$66,442	$72,227
Non-cash activities:
Inventory reclassified to Buildings and other depreciable property	$—	$8,236
Manufactured homes acquired with dealer financing	$3,674	$—
Dealer financing	$3,674	$—

Acquisitions:
Inventory	$—	$185
Escrow deposits and other assets	$(10)	$11,292
Accrued payroll and other operating expenses	$—	$5,195
Notes receivable	$(2,355)	$—
Rents and other customer payments received in advance and security deposits	$—	$3,934
Investment in real estate	$2,365	$18,116
Debt assumed and financed on acquisition	$—	$11,851

Dispositions:
Other assets and liabilities, net	$(97)	$(286)
Investment in real estate	$(3,531)	$(13,531)
Mortgage notes payable assumed by purchaser	$(3,628)	$(10,539)
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
Note 1 – Summary of Significant Accounting Policies
     The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (“GAAP”) that the Company follows to ensure that the Company consistently reports its financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (the “Codification”). The FASB finalized the Codification effective for periods ending on or after September 15, 2009. The Codification does not change how the Company accounts for its transactions or the nature of the related disclosures made.
(a) Basis of Consolidation
     The Company consolidates its majority-owned subsidiaries in which it has the ability to control the operations of the subsidiaries and all variable interest entities with respect to which it is the primary beneficiary. The Company also consolidates entities in which is has a controlling direct or indirect voting interest. All inter-company transactions have been eliminated in consolidation. For business combinations for which the acquisition date is on or after January 1, 2009, the purchase price of Properties will be accounted for in accordance with the Codification Topic “Business Combinations” (“FASB ASC 805”).
     On January 1, 2010, the Company adopted the Codification Sub-Topic “Variable Interest Entities” (“FASB ASC 810-10-15”). The objective of FAS ASC 810-10-15 is to provide guidance on a qualitative approach for determining which enterprise has a controlling financial interest in a variable interest entity (“VIE”). The approach focuses on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. A company that holds variable interests in an entity will need to consolidate an entity if the company holds the majority power to direct the activities of a VIE that most significantly impact the entity’s economic performance. The Company has evaluated its relationships with all types of entity ownerships (general and limited partnerships and corporate interests) and are not required to consolidate any of its entity ownerships.
     The Company has also applied the Codification Sub-Topic “Control of Partnerships and Similar Entities” (“FASB ASC 810-20”), which determines whether a general partner or the general partners as a group controls a limited partnership or similar entity and therefore should consolidate the entity. The Company will continue to apply FASB ASC 810-10-15 and FASB ASC 810-20 to all types of entity ownership (general and limited partnerships and corporate interests).

Note 1 – Summary of Significant Accounting Policies (continued)
     The Company applies the equity method of accounting to entities in which it does not have a controlling direct or indirect voting interest or is not considered the primary beneficiary, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5%) and (ii) the Company’s investment is passive.
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
(c) Markets
     The Company manages all its operations on a property-by-property basis. Since each Property has similar economic and operational characteristics, the Company has one reportable segment, which is the operation of land lease Properties. The distribution of the Properties throughout the United States reflects the Company’s belief that geographic diversification helps insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of Properties outside such markets.
(d) Real Estate
     In accordance with FASB ASC 805, which is effective for acquisitions on or after January 1, 2009, the Company recognizes all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The Company also expenses transaction costs as they are incurred. Certain purchase price adjustments may be made within one year following any acquisitions.
     Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company generally uses a 30-year estimated life for buildings acquired and structural and land improvements (including site development), a ten-year estimated life for building upgrades and a five-year estimated life for furniture, fixtures and equipment. New rental units are generally depreciated using a 20-year estimated life from each model year down to a salvage value of 40% of the original costs. Used rental units are generally depreciated based on the estimated life of the unit with no estimated salvage value.
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
     The Company periodically evaluates its long-lived assets, including its investments in real estate, for impairment indicators. The Company’s judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.
     For long-lived assets to be held and used, including the Company’s investments in rental units, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that

Note 1 – Summary of Significant Accounting Policies (continued)
asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company further analyzes each individual asset for other temporary or permanent indicators of impairment. An impairment loss would be recorded for the difference between the estimated fair value and the carrying amount of the asset if the Company deems this difference to be permanent.
     For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time the Company has a commitment to sell the Property and/or are actively marketing the Property for sale. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded. The Company accounts for its Properties held for disposition in accordance with the Codification Sub-Topic “Impairment or Disposal of Long Lived Assets” (“FASB ASC 360-10-35”). Accordingly, the results of operations for all assets sold or held for sale have been classified as discontinued operations in all periods presented.
(e) Identified Intangibles and Goodwill
     The Company records acquired intangible assets and acquired intangible liabilities at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives over the period the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
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
     As of September 30, 2010 and December 31, 2009, the carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits and other assets” on the Company’s consolidated balance sheets, were approximately $19.6 million. Accumulated amortization of identified intangibles assets was approximately $1.3 million and $0.6 million as of September 30, 2010 and December 31, 2009, respectively.
     Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2010	$925
2011	$847
2012	$747
2013	$705
2014	$622
(f) Cash and Cash Equivalents
     The Company considers all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of September 30, 2010 and December 31, 2009 include approximately $1.5 million and $0.4 million, respectively, of restricted cash.

Note 1 – Summary of Significant Accounting Policies (continued)
(g) Notes Receivable
     Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, unamortized discounts or premiums, and an allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases the Company finances the sales of homes to its customers (referred to as “Chattel Loans”) which loans are secured by the homes. The allowance for the Chattel Loans is calculated based on a review of loan agings and a comparison of the outstanding principal balance of the Chattel Loans compared to the current estimated market value of the underlying manufactured home collateral.
     The Company also provides financing for nonrefundable upfront payments on sales of right-to-use contracts (“Contracts Receivable”). Based upon historical collection rates and current economic trends, when a sale is financed, a reserve is established for a portion of the Contracts Receivable balance estimated to be uncollectible. The allowance and the rate at which the Company provides for losses on its Contracts Receivable could be increased or decreased in the future based on its actual collection experience. (See Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)
     On August 14, 2008, the Company purchased Contract Receivables that were recorded at fair value at the time of acquisition of approximately $19.6 million under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”). The fair value of these Contracts Receivable includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these receivables as of the transaction date. Through September 30, 2010, the credit performance of these receivables has generally been consistent with the assumptions used in determining the initial fair value of these loans, and the Company’s original expectations regarding the amounts and timing of future cash flows has not changed. The carrying amount of these receivables as of September 30, 2010 is $5.1 million. A probable decrease in management’s expectation of future cash collections related to these receivables could result in the need to record an allowance for credit losses related to these loans in the future. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying pool of receivables.
(h) Investments in Joint Ventures
     Investments in joint ventures in which the Company does not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to the Company’s operations and major decisions, are accounted for using the equity method of accounting whereby the cost of an investment is adjusted for its share of the equity in net income or loss from the date of acquisition and reduced by distributions received. The income or loss of each entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interests held by each investor. Differences between the carrying amount of the Company’s investment in the respective entities and its share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets, as applicable. (See Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)
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

Note 1 – Summary of Significant Accounting Policies (continued)
     Approximately 70 Florida Properties suffered damage from five hurricanes that struck the state during 2004 and 2005. The Company estimates its total claims to be approximately $21.0 million and have made claims for the full recovery of these amounts, subject to deductibles.
     The Company has received proceeds from insurance carriers of approximately $11.2 million through September 30, 2010. The proceeds were accounted for in accordance with the Codification Topic “Contingencies” (“FASB ASC 450”). During the nine months ended September 30, 2010 and 2009, approximately $0.3 million and $1.5 million, respectively, has been recognized as a gain on insurance recovery, which is net of approximately $0.2 million and $0.3 million, respectively, of contingent legal fees and included in income from other investments, net.
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
Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
     At September 30, 2010 and December 31, 2009, the fair values of the Company’s financial instruments approximate their carrying or contract values.
(k) Deferred Financing Costs, net
     Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the lines of credit, unamortized deferred financing fees are accounted for in accordance with, Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $12.1 million and $12.5 million at September 30, 2010 and December 31, 2009, respectively.
(l) Revenue Recognition
     The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. The Company will reserve for receivables when it believes the ultimate collection is less than

Note 1 – Summary of Significant Accounting Policies (continued)
probable. The Company’s provision for uncollectible rents receivable was approximately $2.2 million as of September 30, 2010 and December 31, 2009.
     The Company accounts for the sales of right-to-use contracts in accordance with the Codification Topic “Revenue Recognition” (“FASB ASC 605”). A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Customers may choose to upgrade their contracts to increase their usage and the number of Properties they may access. A contract may require the customer to make an upfront nonrefundable payment and annual payments during the term of the contract. The stated term of a right-to-use contract is generally three years and the customer may renew his contract by continuing to make the annual payments. The Company will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, the Company has estimated to be from one to 31 years. For example, the Company has currently estimated that 7.9% of customers who purchase a new right-to-use contract will terminate their contract after five years. Therefore, the upfront nonrefundable payments from 7.9% of the contracts sold in any particular period are amortized on a straight-line basis over a period of five years as the estimated customer life for 7.9% of the Company’s customers who purchase a contract is five years. The historical attrition rates for upgrade contracts are lower than for new contacts, and therefore, the nonrefundable upfront payments for upgrade contracts are amortized at a different rate than for new contracts. The decision to recognize this revenue in accordance with FASB ASC 605 was made after corresponding with the Office of the Chief Accountant at the SEC during September and October of 2008.
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
     As a result of an SEC comment letter, the Company has changed its Consolidated Statements of Operations format in its Form 10-Q for the quarter ended June 30, 2010 and all future filings. The new format, which the Company disclosed in its Form 8-K filed on May 12, 2010, removes the sections the Company had labeled “Property Operations,” “Home Sales Operations” and “Other Income and Expense” and re-orders the captions on the Consolidated Statements of Operations to report sections for “Revenues” and “Expenses”. No amounts reported on individual line item captions have changed. The SEC has not required the Company to re-state any of its prior filings. In a letter to the Company dated June 10, 2010, the SEC stated that their review process that began in late December 2009 was complete and that they had no further comments.

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
     The following table sets forth the computation of basic and diluted earnings per common share for the three months and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerators:
Income from Continuing Operations:
Income from continuing operations – basic	$11,554	$7,093	$32,816	$23,479
Amounts allocated to dilutive securities	1,722	1,145	5,115	4,409

Income from continuing operations – fully diluted	$13,276	$8,238	$37,931	$27,888

Income from Discontinued Operations:
(Loss) income from discontinued operations – basic	$—	$4,038	$(199)	$4,200
Amounts allocated to dilutive securities	—	652	(32)	683

(Loss) income from discontinued operations – fully diluted	$—	$4,690	$(231)	$4,883

Net Income Available for Common Shares – Fully Diluted:
Net income available for Common Shares – basic	$11,554	$11,131	$32,617	$27,679
Amounts allocated to dilutive securities	1,722	1,797	5,083	5,092

Net income available for Common Shares – fully diluted	$13,276	$12,928	$37,700	$32,771

Denominator:
Weighted average Common Shares outstanding – basic	30,620	29,993	30,447	26,719
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	4,640	4,966	4,792	5,129
Employee stock options and restricted shares	190	283	224	320

Weighted average Common Shares outstanding – fully diluted	35,450	35,242	35,463	32,168

Note 3 – Common Stock and Other Equity Related Transactions
     On October 8, 2010, the Company paid a $0.30 per share distribution for the quarter ended September 30, 2010 to stockholders of record on September 24, 2010. On July 9, 2010, the Company paid a $0.30 per share distribution for the quarter ended June 30, 2010 to stockholders of record on June 25, 2010. On April 9, 2010, the Company paid a $0.30 per share distribution for the quarter ended March 31, 2010 to stockholders of record on March 26, 2010. On September 30, 2010, June 30, 2010 and March 31, 2010, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     On February 23, 2010, the Company acquired the six percent non-controlling interests in The Meadows, a 379-site property, in Palm Beach Gardens, Florida. The gross purchase price was approximately $1.5 million.

Note 4 – Investment in Real Estate
     Investment in real estate is comprised of (amounts in thousands):
Properties Held for Long Term

	As of
	September 30,	December 31,
	2010	2009
Investment in real estate:
Land	$544,403	$543,613
Land improvements	1,755,667	1,741,142
Buildings and other depreciable property	269,153	248,907

	2,569,223	2,533,662
Accumulated depreciation	(682,463)	(628,839)

Net investment in real estate	$1,886,760	$1,904,823

Properties Held for Sale

	As of
	September 30,	December 31,
	2010	2009
Investment in real estate:
Land	$—	$1,109
Land improvements	—	3,301
Buildings and other depreciable property	—	143

	—	4,553
Accumulated depreciation	—	(929)

Net investment in real estate	$—	$3,624

     Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Buildings and other depreciable property consist of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, rental units and furniture, fixtures and equipment.
     On April 21, 2010, the Company acquired the following four resort Properties in satisfaction of a note: (i) Tall Chief, a 180-site Property on 70 acres in Fall City, Washington; (ii) St. George, a 123-site Property on 25 acres in Hurricane, Utah; (iii) Valley Vista, a 145-site Property on 6 acres in Benson, Arizona; and (iv) Desert Vista, a 125-site Property on 10 acres in Salome, Arizona. The purchase price was approximately $2.0 million.
     All acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be made within one year following the acquisitions.
     The Company actively seeks to acquire additional Properties and currently is engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages, which may include contracts outstanding, to acquire certain Properties, which are subject to satisfactory completion of the Company’s due diligence review.
     As of September 30, 2010, the Company had no Properties designated as held for disposition pursuant to FASB ASC 360-10-35. One property held for disposition as of December 31, 2009, Creekside, a 165-site all-age manufactured home community located in Wyoming, Michigan was disposed of in January 2010. (See also Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)

Note 4 – Investment in Real Estate (continued)
     The following table summarizes the combined results of discontinued operations for the three months and nine months ended September 30, 2010 and 2009, respectively (amounts in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010(1)	2009(2)	2010(1)	2009(2)
Rental income	$—	$221	$—	$1,288
Utility and other income	—	16	—	93

Property operating revenues	—	237	—	1,381

Property operating expenses	—	203	—	699

Income from property operations	—	34		682

Income from home sales operations	—	—	—	22

Interest and Amortization	—	(95)	—	(544)
Depreciation	—	8	—	—

Total other expenses	—	(87)		(544)

Gain (loss) on real estate	—	4,743	(231)	4,723

Net income (loss) from discontinued operations	$—	$4,690	$(231)	$4,883

(1)	For the three and nine months ended September 30, 2010, includes zero and one property disposed of in January 2010, respectively.

(2)	For the three and nine months ended September 30, 2009, includes one property sold in July 2009 and one property disposed of in January 2010.
Note 5 – Investment in Joint Ventures
     The Company recorded approximately $1.7 million and $2.6 million of equity in income from unconsolidated joint ventures, net of approximately $0.9 million of depreciation expense for the nine months ended September 30, 2010 and 2009, respectively. The Company received approximately $2.6 million in distributions from such joint ventures and were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009. Approximately $0.3 million and $1.1 million of the distributions received in the nine months ended September 30, 2010 and 2009, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in equity in income from unconsolidated joint ventures. Distributions received during the nine months ended September 30, 2009, include amounts received from the sale or liquidation of equity in joint venture investments.
     On February 13, 2009, the Company sold its 25 percent interest in two Diversified Portfolio joint ventures known as (i) Pine Haven, a 625-site property in Ocean View, New Jersey and (ii) Round Top, a 319-site property in Gettysburg, Pennsylvania. A gain on sale of approximately $1.1 million was recognized and is included in equity in income of unconsolidated joint ventures.

Note 5 – Investment in Joint Ventures (continued)
     The following table summarizes the Company’s investments in unconsolidated joint ventures (with the number of Properties shown parenthetically as of September 30, 2010 and December 31, 2009, respectively with dollar amounts in thousands):

							JV Income for the
					Investment as of		Nine Months Ended
		Number	Economic		September 30,	December 31,	September 30,	September 30,
Investment	Location	of Sites	Interest(a)		2010	2009	2010	2009
Meadows Investments	Various (2,2)	1,027	50%		$143	$245	$823	$664
Lakeshore Investments	Florida (2,2)	342	65%		121	133	174	216
Voyager	Arizona (1,1)	1,706	50	%(b)	7,747	8,732	642	556
Other Investments	Various (0,0)(c)	—	25%		362	332	75	1,171

		3,075			$8,373	$9,442	$1,714	$2,607

(a)	The percentages shown approximate the Company’s economic interest as of September 30, 2010. The Company’s legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort. A 25% interest in the utility plant servicing the Property is included in Other Investments.

(c)	In February 2009, the Company sold its 25% interest in two Diversified Portfolio joint ventures. The JV income reported for the nine months ended September 30, 2009 is primarily from the sale of the interest.
Note 6 – Notes Receivable
     As of September 30, 2010 and December 31, 2009, the Company had approximately $26.0 million and $30.0 million in notes receivable, respectively. As of September 30, 2010 and December 31, 2009, the Company had approximately $9.2 million and $10.4 million, respectively, in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 8.7%, have an average term and amortization of three to 20 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of approximately $0.3 million as of September 30, 2010 and December 31, 2009. During the nine months ended September 30, 2010 and year ended December 31, 2009, approximately $0.6 million and $1.0 million, respectively, was repaid and an additional $0.3 million and $0.5 million, respectively, was loaned to customers.
     As of September 30, 2010 and December 31, 2009, the Company had approximately $16.6 million and $17.4 million, respectively, of Contracts Receivables, including allowances of approximately $1.5 million and $1.2 million, respectively. These Contracts Receivables represent loans to customers who have purchased right-to-use contracts. The Contracts Receivable yield interest at a stated per annum weighted average rate of 16.4%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the nine months ended September 30, 2010 and year ended December 31, 2009, approximately $6.8 million and $9.6 million, respectively, was repaid and an additional $6.0 million and $7.3 million, respectively, was loaned to customers.
     As of December 31, 2009, the Company had a note of approximately $2.0 million, which bears interest at a per annum rate of 11.0% and was set to mature on July 6, 2010. The note was collateralized by first priority mortgages on four resort properties, which the Company acquired on April 21, 2010 in satisfaction of the note.

Note 7 – Long-Term Borrowings
     As of September 30, 2010 and December 31, 2009, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $1,425 million and $1,543 million, respectively, and approximately zero and $4 million of mortgage indebtedness as of September 30, 2010 and December 31, 2009, respectively, on Properties held for sale. The weighted average interest rate on this mortgage indebtedness for the nine months ended September 30, 2010 was approximately 5.9% per annum. The debt bears interest at rates of 5.0% to 8.5% per annum and matures on various dates ranging from 2011 to 2020. The debt encumbered a total of 130 and 140 of the Company’s Properties as of September 30, 2010 and December 31, 2009, respectively, and the carrying value of such Properties was approximately $1,510 million and $1,680 million, respectively, as of such dates.
     As of September 30, 2010 and December 31, 2009, the Company had outstanding debt secured by certain manufactured homes of $4.5 million and $1.5 million, respectively. This financing provided by the manufactured home dealer requires monthly payments, bears interest at 8.5% and matures on the earlier of: (i) the date the home is sold or (ii) November 20, 2016.
     As of September 30, 2010 and December 31, 2009, the Company’s unsecured lines of credit had an availability of $100 million and $370 million, respectively. On June 29, 2010, the Company exercised the one-year extension option on one of its unsecured lines of credit that was due to mature on June 29, 2010. Prior to the extension, the Company had two unsecured lines of credit with a maximum borrowing capacity of $350 million and $20 million, respectively, bearing interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum and a 0.15% facility fee. The extension reduced the Company’s maximum borrowing capacity under the $350 million line of credit to $100 million and extended the expiration of the line of credit to June 29, 2011.
Note 8 – Deferred Revenue-sale of right-to-use contracts and Deferred Commission Expense
     The sales of right-to-use contracts are recognized in accordance with FASB ASC 605. The Company will recognize the upfront non-refundable payments over the estimated customer life, which, based on historical attrition rates, the Company has estimated to be between one to 31 years. The commissions paid on the sale of right-to-use contracts with a non-refundable upfront payment will be deferred and amortized over the same period as the related sales revenue.

Note 8 – Deferred Revenue-sale of right-to-use contracts and Deferred Commission Expense (continued)
     Components of the change in deferred revenue-sale of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Deferred revenue — sale of right-to-use contracts, as of January 1,	$29,493	$10,611

Deferral of new right-to-use contracts	15,170	16,526
Deferred revenue recognized	(3,341)	(1,765)

Net increase in deferred revenue	11,829	14,761

Deferred revenue — sale of right-to-use contracts, as of September 30,	$41,322	$25,372

Deferred commission expense, as of January 1,	$9,373	$3,644

Costs deferred	5,363	5,093
Commission expense recognized	(1,020)	(557)

Net increase in deferred commission expense	4,343	4,536

Deferred commission expense, September 30,	$13,716	$8,180

Note 9 – Stock Option Plan and Stock Grants
     The Company accounts for its stock-based compensation in accordance with the Codification Topic “Compensation – Stock Compensation” (“FASB ASC 718”), which was adopted on July 1, 2005.
     Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Operations, for the nine months ended September 30, 2010 and 2009, was approximately $4.0 million and $3.5 million, respectively.
     Pursuant to the Stock Option Plan as discussed in Note 14 to the 2009 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options (“Options”). During the nine months ended September 30, 2010, Options for 26,000 shares of common stock were exercised for proceeds of approximately $1.0 million.
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
     On May 11, 2010, the Company awarded Restricted Stock Grants for 16,000 shares of common stock at a fair market value of approximately $0.9 million to the Board of Directors for services rendered in 2009. One-third of

Note 9 – Stock Option Plan and Stock Grants (continued)
the shares of restricted common stock covered by these awards vests on each of November 11, 2010, May 11, 2011, and May 11, 2012.
Note 10 – Long-Term Cash Incentive Plan
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
     The Committee has responsibility for administering the 2010 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or events. The 2010 LTIP includes 32 participants. The Company’s executive officers are not participants in the 2010 LTIP. The Eligible Payment will be paid in cash upon completion of the Company’s annual audit for the 2012 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2010 LTIP and, including employer costs, is currently estimated to be approximately $2.9 million. As of September 30, 2010, the Company had accrued compensation expense of approximately $0.5 million for the 2010 LTIP.
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
     The Company is accounting for the LTIPs in accordance with FASB ASC 718. The amount accrued for the 2010 LTIP reflects the Committee’s evaluation of the 2010 LTIP based on forecasts and other information presented to the Committee and are subject to performance in line with forecasts and final evaluation and determination by the Committee. There can be no assurances that the Company’s estimates of the probable outcome will be representative of the actual outcome.
Note 11 – Transactions with Related Parties
Privileged Access
     On August 14, 2008, the Company acquired substantially all of the assets and assumed certain liabilities of Privileged Access for an unsecured note payable of $2.0 million which was paid off during the year ended December 31, 2009 (the “PA Transaction”). Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. At closing, approximately $4.8 million of Privileged Access cash was deposited into an escrow account for liabilities that Privileged Access has retained. The terms of the PA Transaction provided for a distribution of $0.1 million of excess escrow funds to Privileged Access and the remainder to the Company on the two-year anniversary of the PA Transaction. During the quarter ended September 30, 2010, the Company received approximately $1.1 million in proceeds from the escrow account. The balance in the escrow account as of September 30, 2010 was approximately $0.2 million.
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

Note 11 – Transactions with Related Parties (continued)
Prior to forming Privileged Access, Mr. McAdams was a member of the Company’s Board of Directors from January 2004 to October 2005. Simultaneous with his appointment as president of Equity LifeStyle Properties, Inc., Mr. McAdams resigned as Privileged Access’s Chairman, President and CEO. However, he was on the board of PATT Holding Company, LLC (“PATT”), until the entity was dissolved in 2008.
Corporate headquarters
     The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Samuel Zell, the Company’s Chairman of the Board. Payments made in accordance with the lease agreement to this entity amounted to approximately $0.4 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively. Only five months of rent was paid during the nine months ended September 30, 2010 as the landlord had provided six months free rent in connection with a new lease for the office space that commenced December 1, 2009. As of September 30, 2010 and December 31, 2009, approximately $0.9 million and $0.1 million, respectively, were accrued with respect to this office lease.
Note 12 – Commitments and Contingencies
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

Note 12 – Commitments and Contingencies (continued)
     In June 2003, the Company won a judgment against the City of Santee in California Superior Court (Case No. 777094). The effect of the judgment was to invalidate, on state law grounds, two rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinance and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The Court of Appeal and California Supreme Court refused to stay enforcement of these rent adjustments pending appeal. After the City was unable to obtain a stay, the City and the tenant association each sued the Company in separate actions alleging the rent adjustments pursuant to the judgment violate the prior ordinance (Case Nos. GIE 020887 and GIE 020524). They seek to rescind the rent adjustments, refunds of amounts paid, and penalties and damages in these separate actions. On January 25, 2005, the California Court of Appeal reversed the judgment in part and affirmed it in part with a remand. The Court of Appeal affirmed that one ordinance was unlawfully adopted and therefore void and that the second ordinance contained unconstitutional provisions. However, the Court ruled the City had the authority to cure the issues with the first ordinance retroactively and that the City could sever the unconstitutional provisions in the second ordinance. On remand, the trial court was directed to decide the issue of damages to the Company from these ordinances, which the Company believes is consistent not only with the Company receiving the economic benefit of invalidating one of the ordinances, but also consistent with the Company’s position that it is entitled to market rent and not merely a higher amount of regulated rent. In the remand action, the trial court granted a motion for restitution filed by the City in Case No. GIE 020524. The Company filed a notice of appeal on July 2, 2008. In order to avoid further trial and the related expenses, the Company agreed to a stipulated judgment, which required the Company to put into escrow after entry of the judgment, pending appeal, funds sufficient to pay the judgment with prejudgment interest while preserving the Company’s appellate rights. Subsequently, the trial court also awarded the City some but not all of the prejudgment interest it sought. The stipulated judgment was entered on November 5, 2008, and the Company deposited into the escrow the amounts required by the judgment and continued to deposit monthly disputed amounts until the disputes are resolved on appeal. On appeal, the California Court of Appeal reversed the trial court’s ruling that the City had standing to obtain restitution from the Company for the additional rents the Company collected in reliance on the trial court’s subsequently reversed ruling that two of the prior ordinances were void, and affirmed the remainder of the trial courts’ rulings. The Company filed with the Court of Appeal a petition for rehearing. Based on the petition for rehearing, the Court of Appeal modified its opinion in certain respects, but did not change its judgment. The Company filed a petition for review by the California Supreme Court, which was denied. Accordingly, the additional rents held in escrow will be disbursed to the residents, and the Company has ceased collecting the disputed rent amounts.
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
     In addition, the Company sued the City of Santee in federal court alleging all three of the ordinances are unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. Thus, it is the Company’s position that the ordinances are subject to invalidation as a matter of law in the federal court action. Separately, the federal district court granted the City’s Motion for Summary Judgment in the Company’s federal court lawsuit. This decision was based not on the merits, but on procedural grounds, including that the Company’s claims were moot given its success in the state court case. The Company appealed the decision, and on May 3, 2007 the United States Court of Appeals for the Ninth Circuit affirmed the District Court’s decision on procedural

Note 12 — Commitments and Contingencies (continued)
grounds. The Company filed an amended complaint in the District Court to pursue an adjudication of its rights through claims that are not subject to such procedural defenses. On October 13, 2010, the District Court: (1) dismissed the Company’s claims without prejudice on the ground that they were not ripe because the Company had not filed and received from the City a final decision on a rent increase petition, and (2) found that those claims are not foreclosed by any of the state court rulings. The Company has filed a rent increase petition with the City in order to ripen its claims, and intends to pursue further adjudication of its rights in federal court.
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
California Hawaiian
     On April 30, 2009, a group of tenants at the Company’s California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company moved to compel arbitration and stay the proceedings, to dismiss the case, and to strike portions of the complaint. By order dated October 8, 2009, the Court granted the Company’s motion to compel arbitration and stayed the court proceedings pending the outcome of the arbitration. The plaintiffs filed with the Court of Appeal a petition for writ seeking to overturn the trial court’s arbitration and stay orders. The Company submitted a preliminary opposition and the Court of Appeal issued an order allowing further written submissions and requests for oral argument, which the parties have submitted. Oral argument has been set for November 30, 2010. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the litigation.
Hurricane Claim Litigation
     On June 22, 2007, the Company filed suit in the Circuit Court of Cook County, Illinois (Case No. 07CH16548), against its insurance carriers, Hartford Fire Insurance Company, Essex Insurance Company, Lexington Insurance Company, and Westchester Surplus Lines Insurance Company, regarding a coverage dispute arising from losses suffered by the Company as a result of hurricanes that occurred in Florida in 2004 and 2005. The Company also brought claims against Aon Risk Services, Inc. of Illinois (“Aon”), the Company’s former insurance broker, regarding the procurement of appropriate insurance coverage for the Company. The Company is seeking declaratory relief establishing the coverage obligations of its carriers, as well as a judgment for breach of contract, breach of the covenant of good faith and fair dealing, unfair settlement practices and, as to Aon, for failure to provide ordinary care in the selling and procuring of insurance. The claims involved in this action are approximately $11 million.
     In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe

Note 12 — Commitments and Contingencies (continued)
until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, the Company filed its Second Amended Complaint. Aon filed a motion to dismiss the Second Amended Complaint in its entirety as against Aon, and the insurers moved to dismiss portions of the Second Amended Complaint as against them. The insurers’ motion was denied and they have now answered the Second Amended Complaint. Aon’s motion was granted, with leave granted to the Company to file an amended pleading containing greater factual specificity. The Company did so by adding to the Second Amended Complaint a new Count VII against Aon, which the Company filed on August 15, 2008. Aon then answered the new Count VII in part and moved to strike certain of its allegations. The Court left Count VII undisturbed, except for ruling that the Company’s alternative claim that Aon was negligent in carrying out its duty to give notice to certain of the insurance carriers on the Company’s behalf should be re-pleaded in the form of a breach of contract theory. On February 2, 2009, the Company filed such a claim in the form of a new Count VIII against Aon. Aon answered Count VIII. In January 2010, the parties engaged in a settlement mediation, which did not result in a settlement. In June 2010, the Company filed motions for summary judgment against the insurance companies, which have been fully briefed. Oral argument on those motions has been set for December 13, 2010. Discovery is proceeding.
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
     On December 16, 2008, the Company was served with a class action lawsuit in Washington state court filed by a single named plaintiff, represented by the same counsel as the plaintiff in the California class action. The complaint asserts on behalf of a putative class of Washington employees of PA who became employees of the Company substantially similar allegations as are alleged in the California class action. The Company moved to dismiss the complaint. On April 3, 2009, the court dismissed: (1) the first cause of action, which alleged a claim under the Washington Labor Code for failure to pay accrued vacation time; (2) the second cause of action, which alleged a claim under the Washington Labor Code for unpaid wages on termination; (3) the third cause of action, which alleged a claim under the Washington Labor Code for payment of wages less than entitled; and (4) the fourth

Note 12 — Commitments and Contingencies (continued)
cause of action, which alleged a claim under the Washington Consumer Protection Act. The court did not dismiss the fifth cause of action for breach of contract, the sixth cause of action of the breach of the duty of good faith and fair dealing; and the seventh cause of action for unjust enrichment. On May 22, 2009, the Company filed a motion for summary judgment on the causes of action not previously dismissed, which was denied. With leave of court, the plaintiff filed an amended complaint, the material allegations of which the Company denied in an answer filed on September 11, 2009. On July 30, 2010, the named plaintiff died as a result of an unrelated accident. The court has subsequently issued an order to show cause as to why the case should not be dismissed for failure to prosecute, the response to which on behalf of the plaintiff is due on November 8, 2010. The Company will vigorously defend the lawsuit.
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
Creekside
     On December 29, 2009, the Company sent to the loan servicer a notice of imminent default along with a deed-in-lieu of foreclosure agreement executed by the Company (the “Proposed DIL Agreement”) regarding our nonrecourse mortgage loan of approximately $3.6 million secured by our Creekside property, which went into default in January 2010. A receiver was appointed by agreed order, and the Company recorded a loss on disposition of approximately $0.2 million during the quarter ended March 31, 2010. The Lender alleged that the borrower misappropriated rents from the Property after the default and that payment of accrued and unpaid management fees may constitute an unauthorized transfer in violation of Michigan’s Uniform Fraudulent Transfer Act, apparently referring to a payment of approximately $130,700, made to the Company’s affiliate that managed the Property, for unpaid and accrued management fees and advances of operating shortfalls. On September 7, 2010, the Court dismissed the Lender’s lawsuit, a foreclosure sale took place on September 8, 2010, and the deed transferring the property to the Lender was recorded on September 9, 2010. The matter is now concluded.

Note 12 – Commitments and Contingencies (continued)
Other
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
Overview
     The Company is a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of September 30, 2010, the Company owned or had an ownership interest in a portfolio of 307 Properties located throughout the United States and Canada containing 110,984 residential sites. These Properties are located in 27 states and British Columbia, with the number of Properties in each state or province shown parenthetically, as follows: Florida (86), California (48), Arizona (37), Texas (15), Washington (15), Pennsylvania (12), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Nevada (6), New York (6), Virginia (6), Wisconsin (5), Indiana (5), Maine (5), Illinois (4), Massachusetts (3), New Jersey (3), South Carolina (3), Utah (3), Michigan (2), New Hampshire (2), Ohio (2), Tennessee (2), Alabama (1), Kentucky (1) and British Columbia (1).
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

The following chart lists the Properties acquired, invested in, or sold since January 1, 2009.

Property	Transaction Date	Sites
Total Sites as of January 1, 2009		112,257
Property or Portfolio (# of Properties in parentheses):
Acquisitions:
Desert Vista (1)	April 21, 2010	125
St. George (1)	April 21, 2010	123

Tall Chief (1)	April 21, 2010	180
Valley Vista (1)	April 21, 2010	145

Expansion Site Development and other:
Sites added (reconfigured) in 2009		(1)
Sites added (reconfigured) in 2010		1

Dispositions:
Round Top JV (1)	February 13, 2009	(319)
Pine Haven JV (1)	February 13, 2009	(625)
Caledonia (1)	April 17, 2009	(247)
Casa Village (1)	July 20, 2009	(490)
Creekside (1)	January 10, 2010	(165)

Total Sites as of September 30, 2010		110,984

     Since January 1, 2009, the gross investment in real estate has increased from $2,491 million to $2,569 million as of September 30, 2010.

Outlook
     Occupancy in the Company’s Properties as well as its ability to increase rental rates directly affects revenues. The Company’s revenue streams are predominantly derived from customers renting its sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.
     The Company has approximately 64,800 annual sites, approximately 8,900 seasonal sites, which are leased to customers generally for three to six months, and approximately 9,900 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. The Company expects to service over 100,000 customers at its transient sites and the Company considers this revenue stream to be its most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, the Company has approximately 24,300 sites designated as right-to-use sites which are primarily utilized to service the approximately 109,000 customers who own right-to-use contracts. The Company also has interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

Total Sites as of
September 30, 2010
(rounded to 000s)
Community sites	44,200
Resort sites:
Annual	20,600
Seasonal	8,900
Transient	9,900
Right-to-use (1)	24,300
Joint Ventures (2)	3,100

111,000

(1)	Includes approximately 2,900 sites rented on an annual basis.

(2)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.
     A significant portion of the Company’s rental agreements on community sites are directly or indirectly tied to published CPI statistics that are issued from June through September each year. The Company currently expects its 2011 Core community base rental income to increase approximately 2.1% as compared to 2010. The Company has already notified over half of its community site customers with rent increases reflecting this revenue growth.
     The Company believes that the disruption in the site-built housing market is contributing to the low new home sales volumes it is experiencing as potential customers are not able to sell their existing site-built homes. Customers have also become more price sensitive which is reflected in an increase in used home sale volumes.
     In this environment, the Company believes that customer demand for rentals, which does not require a down payment, is high. The Company is adapting to this by renting its vacant new homes. This may represent an attractive source of occupancy if the Company can convert renters to new homebuyers in the future. The Company is also focusing on smaller, more energy efficient and more affordable homes in its manufactured home Properties.
     The Company’s manufactured home rental operations have been increasing since 2007. As of September 30, 2010, occupied manufactured home rentals increased to 2,276 or 37.1%, from 1,660 as of September 30, 2009. Net operating income from rental operations increased to approximately $10.3 million for the nine months ended September 30, 2010 from approximately $8.2 million for the nine months ended September 30, 2009. The Company believes that, unlike the home sales business, at this time it competes effectively with other types of rentals (i.e. apartments). The Company is currently evaluating whether it wants to continue to invest in additional rental units.

     In the Company’s resort Properties, the Company continues to work on extending customer stays. The Company has had success lengthening customer stays.
     The Company has introduced low-cost membership products that focus on the installed base of almost eight million RV owners. Such products may include right-to-use contracts that entitle the purchaser to use certain properties (the “Agreements”). The Company is offering a Zone Park Pass (“ZPP”), which can be purchased for one to four zones of the United States and requires annual payments of $499. This replaces high cost products that were sold at Properties after tours and lengthy sales presentations. The Company historically incurred significant marketing costs to generate leads that resulted in a less people attending tours.
     A single zone requires no upfront payment and additional zones require a modest upfront payment. As of September 30, 2010, the Company has sold approximately 3,600 ZPP’s this year. The ZPP’s sales are contributing to a reduction in the net attrition of the customers who own right-to-use Agreements.
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
     Further, the overall effects of the legislative and regulatory efforts on the financial markets is uncertain, and they may not have the intended stabilization effects. Should these legislative or regulatory initiatives fail to stabilize and add liquidity to the financial markets, the Company’s business, financial condition, results of operations and prospects could be materially and adversely affected. Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, the Company may need to modify its strategies, businesses or operations, and the Company may incur increased capital requirements and constraints or additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. It is uncertain what effects recently enacted or future legislation or regulatory initiatives will have on us.
     Given the volatile nature of the current market disruption and the uncertainties underlying efforts to mitigate or reverse the disruption, the Company may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments and trends in new products and services, in the current or future environment. The Company’s failure to do so could materially and adversely affect its business, financial condition, results of operations and prospects.
Critical Accounting Policies and Estimates
     Refer to the 2009 Form 10-K for a discussion of the Company’s critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. During the nine months ended September 30, 2010, there were no changes to these policies.
     The FASB finalized the Codification of GAAP effective for periods ending on or after September 15, 2009. References to GAAP issued by the FASB are to the Codification. The Codification did not change how the Company accounts for its transactions or the nature of the related disclosures made.
Results of Operations
     The results of operations for the one Property disposed of during 2010 and one Property sold during 2009 have been classified as income from discontinued operations, pursuant to FASB ASC 360-10-35. (See Note 4 in the Notes to the Consolidated Financial Statements for summarized information for these Properties.)
Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009
Income from Property Operations
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the three months ended September 30, 2010 and 2009 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2008 and which have been owned and operated by the Company continuously since January 1, 2009. Core growth percentages exclude the impact of GAAP deferrals of right-to-use contract sales and related commissions.

	Core Portfolio				Total Portfolio
			Increase/	%			Increase/	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Community base rental income	$65,031	$63,361	$1,670	2.6%	$65,043	$63,389	$1,654	2.6%
Resort base rental income	34,646	33,362	1,284	3.8%	35,991	34,561	1,430	4.1%
Right-to-use annual payments	12,554	12,796	(242)	(1.9%)	12,554	12,796	(242)	(1.9%)
Right-to-use contracts current period, gross	4,552	5,080	(528)	(10.4%)	4,552	5,080	(528)	(10.4%)
Utility and other income	12,376	12,237	139	1.1%	12,490	12,331	159	1.3%

Property operating revenues, excluding deferrals	129,159	126,836	2,323	1.8%	130,630	128,157	2,473	1.9%
Property operating and maintenance	50,488	49,771	717	1.4%	51,495	50,409	1,086	2.2%
Real estate taxes	7,871	7,904	(33)	(0.4%)	7,938	7,955	(17)	(0.2%)
Sales and marketing, gross	3,052	3,422	(370)	(10.8%)	3,052	3,422	(370)	(10.8%)

Property operating expenses, excluding deferrals and Property management	61,411	61,097	314	0.5%	62,485	61,786	699	1.1%

Property management	8,279	8,636	(357)	(4.1%)	8,373	8,725	(352)	(4.0%)
Property operating expenses, excluding deferrals	69,690	69,733	(43)	(0.1%)	70,858	70,511	347	0.5%

Income from property operations, excluding deferrals	$59,469	$57,103	$2,366	4.1%	$59,772	$57,646	$2,126	3.7%

     The 1.8% increase in the Core Portfolio property operating revenues primarily reflects: (i) a 2.5% increase in rates in community base rental income with a 0.1% increase in occupancy (ii) a 3.8% increase in revenues for resort base income comprised of an increase in annual, seasonal, and transient revenue (iii) a 10.4% decrease in sales of right-to-use contracts and (iv) a 1.9% decrease in right-to-use annual payments due to net member attrition. The reduction in sales of right-to-use contracts is due to the Company’s recent introduction of low-cost front-line products and the phase-out of front-line memberships with higher initial upfront payments.
     Property operating expenses in the Core Portfolio were consistent with the results for the three months ended September 30, 2009.

Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the three months ended September 30, 2010 and 2009 (amounts in thousands).

	2010	2009	Variance	% Change
Gross revenues from new home sales	$1,030	$948	$82	8.6%
Cost of new home sales	(989)	(983)	(6)	(0.6%)

Gross profit (loss) from new home sales	41	(35)	76	217.1%

Gross revenues from used home sales	735	1,179	(444)	(37.7%)
Cost of used home sales	(442)	(859)	417	48.5%

Gross profit from used home sales	293	320	(27)	(8.4%)

Brokered resale revenues, net	237	171	66	38.6%
Home selling expenses	(456)	(278)	(178)	(64.0%)
Ancillary services revenues, net	1,262	1,341	(79)	(5.9%)

Income from home sales operations and other	$1,377	$1,519	$(142)	(9.3%)

Home sales volumes
New home sales (1)	22	38	(16)	(42.1%)
Used home sales (2)	209	263	(54)	(20.5%)
Brokered home resales	147	140	7	5.0%

(1)	Includes third party home sales of four and 13 for the three months ending September 30, 2010 and 2009, respectively.

(2)	Includes third party home sales of eight and three for the three months ending September 30, 2010 and 2009, respectively.
     Income from home sales operations and other decreased primarily as a result of lower used home gross profits and an increase in home selling expenses offset by higher profit on new home sales.

Rental Operations
     The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the three months ended September 30, 2010 and 2009 (amounts in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in previous section.

				%
	2010	2009	Variance	Change
Manufactured homes:
New Home	$2,123	$1,647	$476	28.9%
Used Home	3,026	2,364	662	28.0%

Rental operations revenue (1)	5,149	4,011	1,138	28.4%

Property operating and maintenance	569	547	(22)	(4.0%)
Real estate taxes	39	21	(18)	(85.7%)

Rental operations expenses	608	568	(40)	(7.0%)

Income from rental operations	4,541	3,443	1,098	31.9%
Depreciation	(732)	(588)	(144)	(24.5%)

Income from rental operations, net of depreciation	$3,809	$2,855	$954	33.4%

Number of occupied rentals – new, end of period	695	586	109	18.6%
Number of occupied rentals – used, end of period	1,581	1,074	507	47.2%

(1)	Approximately $4.0 million and $3.1 million for the three months ended September 30, 2010 and 2009, respectively, are included in Community base rental income in the Income from Property Operations table.
The increase in income from rental operations is primarily due to the increase in the number of occupied rentals.
Other Income and Expenses
     The following table summarizes other income and expenses for the three months ended September 30, 2010 and 2009 (amounts in thousands).

				%
	2010	2009	Variance	Change
Depreciation on real estate and other costs	$(17,096)	$(17,400)	$304	1.7%
Interest income	1,048	1,177	(129)	(11.0%)
Income from other investments, net	2,583	2,339	244	10.4%
General and administrative	(5,818)	(5,281)	(537)	(10.2%)
Rent control initiatives	(106)	(93)	(13)	(14.0%)
Depreciation on corporate assets	(246)	(458)	212	46.3%
Interest and related amortization	(22,465)	(24,492)	2,027	8.3%

Total other expenses, net	$(42,100)	$(44,208)	$2,108	4.8%

     General and administrative increased primarily due to increased payroll expenses. Interest and related amortization decreased due to decreased mortgage notes payable outstanding.
Equity in Income of Unconsolidated Joint Ventures
     During the three months September 30, 2010, equity in income of unconsolidated joint ventures increased primarily due to distributions that exceeded the Company’s basis in its joint ventures.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009
Income from Property Operations
     The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the nine months ended September 30, 2010 and 2009 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase/	%			Increase/	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Community base rental income	$194,019	$189,798	$4,221	2.2%	$194,066	$189,891	$4,175	2.2%
Resort base rental income	98,694	95,568	3,126	3.3%	101,440	97,766	3,674	3.8%
Right-to-use annual payments	37,628	38,394	(766)	(2.0%)	37,628	38,393	(765)	(2.0%)
Right-to-use contracts current period, gross	15,170	16,524	(1,354)	(8.2%)	15,170	16,526	(1,356)	(8.2%)
Utility and other income	37,077	36,267	810	2.2%	37,297	36,455	842	2.3%

Property operating revenues, excluding deferrals	382,588	376,551	6,037	1.6%	385,601	379,031	6,570	1.7%
Property operating and maintenance	139,860	136,547	3,313	2.4%	141,947	137,978	3,969	2.9%
Real estate taxes	24,403	24,525	(122)	(0.5%)	24,578	24,646	(68)	(0.3%)
Sales and marketing, gross	9,900	10,170	(270)	(2.7%)	9,900	10,166	(266)	(2.6%)

Property operating expenses, excluding deferrals and Property management	174,163	171,242	2,921	1.7%	176,425	172,790	3,635	2.1%

Property management	24,690	25,057	(367)	(1.5%)	24,906	25,159	(253)	(1.0%)
Property operating expenses, excluding deferrals	198,853	196,299	2,554	1.3%	201,331	197,949	3,382	1.7%

Income from property operations, excluding deferrals	$183,735	$180,252	$3,483	1.9%	$184,270	$181,082	$3,188	1.8%

     The 1.6% increase in the Core Portfolio property operating revenues primarily reflects: (i) a 2.4% increase in rates in community base rental income offset by a 0.2% decrease in weighted average occupancy (ii) a 3.3% increase in revenues for resort base income comprised of an increase in annual and seasonal revenue offset by decreases in transient resort revenue (iii) a 8.2% decrease in sales of right-to-use contracts and (iv) a 2.0% decrease in right-to-use annual payments due to net member attrition. The reduction in sales of right-to-use contracts is due to the Company’s recent introduction of low-cost front-line products and the phase-out of front-line memberships with higher initial upfront payments.
     The 1.3% increase in property operating expenses in the Core Portfolio is primarily due to a 2.4% increase in property operating and maintenance expenses, which includes increases in repair and maintenance expenses, payroll expenses, and administrative expenses offset by a 1.5% decrease in property management expenses.

Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the nine months ended September 30, 2010 and 2009 (amounts in thousands).

	2010	2009	Variance	% Change
Gross revenues from new home sales	$2,111	$2,449	$(338)	(13.8%)
Cost of new home sales	(1,993)	(3,785)	1,792	47.3%

Gross profit (loss) from new home sales	118	(1,336)	1,454	108.8%

Gross revenues from used home sales	2,648	2,626	22	0.8%
Cost of used home sales	(2,325)	(1,821)	(504)	(27.7%)

Gross profit from used home sales	323	805	(482)	(59.9%)

Brokered resale revenues, net	718	556	162	29.1%
Home selling expenses	(1,388)	(1,990)	602	30.3%
Ancillary services revenues, net	2,458	2,915	(457)	(15.7%)

Income from home sales operations and other	$2,229	$950	$1,279	134.6%

Home sales volumes
New home sales (1)	62	79	(17)	(21.5%)
Used home sales (2)	577	518	59	11.4%
Brokered home resales	525	461	64	13.9%

(1)	Includes third party home sales of 13 and 19 for the nine months ending September 30, 2010 and 2009, respectively.

(2)	Includes third party home sales of 10 and six for the nine months ending September 30, 2010 and 2009, respectively.
     Income from home sales operations and other increased primarily as a result of higher new home gross profits and a decrease in home selling expenses offset by lower profit on used home sales and ancillary services revenues. Gross profit from new home sales in 2009 includes an inventory reserve of approximately $1.0 million. The favorable variance in home selling expenses in the nine months ended September 30, 2010 as compared to the same period last year is primarily the result of decreases in payroll and advertising costs.

Rental Operations
     The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the nine months ended September 30, 2010 and 2009 (amounts in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in previous section.

				%
	2010	2009	Variance	Change
Manufactured homes:
New Home	$5,804	$4,894	$910	18.6%
Used Home	8,533	6,677	1,856	27.8%

Rental operations revenue (1)	14,337	11,571	2,766	23.9%

Property operating and maintenance	1,930	1,491	(439)	(29.4%)
Real estate taxes	82	107	25	23.4%

Rental operations expenses	2,012	1,598	(414)	(25.9%)

Income from rental operations	12,325	9,973	2,352	23.6%
Depreciation	(2,022)	(1,751)	(271)	(15.5%)

Income from rental operations, net of depreciation	$10,303	$8,222	$2,081	25.3%

Number of occupied rentals – new, end of period	695	586	109	18.6%
Number of occupied rentals – used, end of period	1,581	1,074	507	47.2%

(1)	Approximately $11.0 million and $8.7 million for the nine months ended September 30, 2010 and 2009, respectively, are included in Community base rental income in the Income from Property Operations table.
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
Other Income and Expenses
     The following table summarizes other income and expenses for the nine months ended September 30, 2010 and 2009 (amounts in thousands).

				%
	2010	2009	Variance	Change
Depreciation on real estate and other costs	$(50,959)	$(51,942)	$983	1.9%
Interest income	3,237	3,783	(546)	(14.4%)
Income from other investments, net	5,244	6,728	(1,484)	(22.1%)
General and administrative	(17,042)	(17,654)	612	3.5%
Rent control initiatives	(1,119)	(408)	(711)	(174.3%)
Depreciation on corporate assets	(835)	(860)	25	2.9%
Interest and related amortization	(69,221)	(74,068)	4,847	6.5%

Total other expenses, net	$(130,695)	$(134,421)	$3,726	2.8%

     Income from other investments, net decreased primarily due to reduced incremental hurricane insurance proceeds of $1.1 million and a $0.8 million gain on the sale of Caledonia recognized during 2009. General and administrative decreased primarily due to decreased professional fees. Rent control initiatives expense increased primarily due to the expected San Rafael appeal. (See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.) Interest and related amortization decreased due to decreased mortgage notes payable amounts outstanding.
Equity in Income of Unconsolidated Joint Ventures
     During the nine months ended September 30, 2010, equity in income of unconsolidated joint ventures decreased primarily due to a $1.1 million gain on the sale of a 25% interest in two Diversified joint ventures by the Company during the nine months ended September 30, 2009.
Liquidity and Capital Resources
Liquidity
     As of September 30, 2010, the Company had approximately $81.4 million in cash and cash equivalents primarily held in treasury reserve accounts and treasury bills, and $100.0 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of its current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. During 2010 and 2009, the Company received financing proceeds from Fannie Mae secured by mortgages on individual manufactured home Properties. The terms of the Fannie Mae financings were relatively attractive as compared to other potential lenders. If financing proceeds are no longer available from Fannie Mae for any reason or if Fannie Mae terms are no longer attractive, it may adversely affect cash flow and the Company’s ability to service debt and make distributions to stockholders. In addition, Fannie Mae will not provide financing on resort Properties and there is generally more limited availability for resort Property financing from private lenders.
     The table below summarizes cash flow activity for the nine months ended September 30, 2010 and 2009 (amounts in thousands).

	For the Nine Months Ended
	September 30,
	2010	2009
Net cash provided by operating activities	$134,659	$117,744
Net cash used in investing activities	(30,181)	(24,418)
Net cash (used in) provided by financing activities	(168,187)	21,540

Net (decrease) increase in cash and cash equivalents	$(63,709)	$114,866

Operating Activities
     Net cash provided by operating activities increased $16.9 million for the nine months ended September 30, 2010, as compared to the net cash provided by operating activities for the nine months ended September 30, 2009. The increase in cash provided by operating activities is primarily due to a $10.0 million increase in consolidated income from continuing operations and a decrease in escrow deposits and other assets.
Investing Activities
     Net cash used in investing activities reflects the impact of the following investing activities:

     On February 13, 2009, the Company acquired the remaining 75% interests in three Diversified Portfolio joint ventures known as (i) Robin Hill, a 270-site property in Lenhartsville, Pennsylvania, (ii) Sun Valley, a 265-site property in Brownsville, Pennsylvania, and (iii) Plymouth Rock, a 609-site property in Elkhart Lake, Wisconsin. The gross purchase price was approximately $19.2 million, and the Company assumed mortgage loans of approximately $12.9 million with a value of approximately $11.9 million and a weighted average interest rate of 6.0% per annum.
     On August 31, 2009, the Company acquired an internet and media based advertising business located in Orlando, Florida for approximately $3.7 million.
     Certain purchase price adjustments may be made within one year following the acquisitions.
Dispositions
     On April 17, 2009, the Company sold Caledonia, a 247-site Property in Caledonia, Wisconsin, for proceeds of approximately $2.2 million. The Company recognized a gain on sale of approximately $0.8 million, which is included in income from other investments, net. In addition, the Company received approximately $0.3 million of deferred rent due from the previous tenant.
     On July 20, 2009, the Company sold Casa Village, a 490-site Property in Billings, Montana for a stated purchase price of approximately $12.4 million. The buyer assumed $10.6 million of mortgage debt that had a stated interest rate of 6.02% and was schedule to mature in 2013. The Company recognized a gain on the sale of approximately $5.1 million. Cash proceeds from the sale, net of closing costs were approximately $1.1 million.
     The Company continues to look at acquiring additional assets and are at various stages of negotiations with respect to potential acquisitions. Funding is expected to come from either proceeds from potential dispositions, lines of credit draws, or other financing.
Notes Receivable Activity
     The notes receivable activity during the nine months ended September 30, 2010 of $1.2 million in cash inflow reflects net repayments of $0.3 million from the Company’s Chattel Loans and net repayments of $0.8 million from the Company’s Contract Receivables.
     The notes receivable activity during the nine months ended September 30, 2009 of $2.3 million in cash inflow reflects net repayments of $0.3 million from the Company’s Chattel Loans and net repayments of $2.0 million from the Company’s Contract Receivables.

Capital Improvements
     The table below summarizes capital improvements activity for the nine months ended September 30, 2010 and 2009 (amounts in thousands).

	For the Nine Months Ended
	September 30,
	2010	2009
Recurring Cap Ex (1)	$18,590	$12,716
New construction – expansion	194	770
New construction – upgrades (2)	1,369	2,357
Home site development (3)	11,072	4,828

Total Property	31,225	20,671

Corporate (4)	940	294

Total Capital improvements	$32,165	$20,965

(1)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(2)	New construction — upgrades primarily represents costs to improve and upgrade Property infrastructure or amenities.

(3)	Home site development includes acquisitions of or improvements to rental units.

(4)	The nine months ended September 30, 2010, includes approximately $0.7 million spent to renovate the corporate headquarters, which was reimbursed by the landlord as a tenant allowance.
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
     During the quarter ended September 30, 2010, the Company paid off seven maturing mortgages totaling approximately $74.3 million, with a weighted average interest rate of 5.72% per annum.
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
     During the quarter ended September 30, 2009, the Company closed on approximately $21.1 million of financings on two manufactured home properties at a stated interest rate of 6.25% per annum, maturing in 2019. The Company also paid off twelve maturing mortgages totaling approximately $47.9 million, with a weighted average interest rate of 7.94% per annum.
Secured Debt
     As of September 30, 2010, the Company’s secured long-term debt balance was approximately $1.4 billion, with a weighted average interest rate of approximately 5.9% per annum. The debt bears interest at rates between 5.0% and 8.5% per annum and matures on various dates primarily ranging from 2011 to 2020. Excluding scheduled principal amortization, as of September 30, 2010, the Company does not have any long-term debt expected to be paid in 2010 and approximately $55 million maturing in 2011. The weighted average term to maturity for the long-term debt is approximately 5.7 years.
     The Company expects to satisfy its 2011 maturities with its existing cash balance.
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
     The Company’s unsecured Line of Credit (“LOC”) with a maximum borrowing capacity of $100 million bears interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum, has a 0.15% facility fee, and matures on June 29, 2011. As of September 30, 2010, there were no amounts outstanding on the line of credit.
Other Loans
     During the nine months ended September 30, 2010, the Company borrowed approximately $3.7 million, which is secured by individual manufactured homes. This financing provided by the dealer requires monthly payments, bears interest at 8.5% and matures on the earlier of: 1) the date the home is sold, or 2) November 20, 2016.
Contractual Obligations
     As of September 30, 2010, the Company was subject to certain contractual payment obligations as described in the table below (amounts in thousands).

	Total	2010	2011	2012	2013	2014	2015	Thereafter
Long Term Borrowings (1)	$1,426,085	$5,463	$76,476	$22,644	$122,594	$200,321	$531,171	$467,416
Interest Expense (2)	464,432	21,955	83,326	79,405	76,131	65,835	57,134	80,646

Total Contractual Obligations	$1,890,517	$27,418	$159,802	$102,049	$198,725	$266,156	$588,305	$548,062

Weighted average interest rates	5.87%	5.81%	5.87%	5.85%	5.87%	5.85%	5.58%	6.12%

(1)	Balance excludes net premiums and discounts of $0.8 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on the Company’s secured debt based on obligations outstanding as of September 30, 2010. For the Company’s one variable interest obligation, it uses the 7.25% interest floor for this obligation, as it does not believe the LIBOR rate will increase above the floor prior to the loan payment.

     The Company does not include Preferred OP Unit distributions, interest expense, insurance, property taxes and cancelable contracts in the contractual obligations table above.
     The Company also leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. Minimum future rental payments under the ground leases are approximately $1.9 million per year for each of the next five years and approximately $15.4 million thereafter.
     With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately five years, with no more than approximately $530 million (which is due in 2015) in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, the Company believes that it will be able to repay such maturing debt from operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.
Equity Transactions
2010 Activity
     On February 23, 2010, the Company acquired the six percent non-controlling interests in The Meadows, a 379-site property, in Palm Beach Gardens, Florida. The gross purchase price was approximately $1.5 million.
     On September 30, 2010, June 30, 2010 and March 31, 2010, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     On October 8, 2010, the Company paid a $0.30 per share distribution for the quarter ended September 30, 2010 to stockholders of record on September 24, 2010. On July 9, 2010, the Company paid a $0.30 per share distribution for the quarter ended June 30, 2010 to stockholders of record on June 25, 2010. On April 9, 2010, the Company paid a $0.30 per share distribution for the quarter ended March 31, 2010 to stockholders of record on March 26, 2010.
     During the nine months ended September 30, 2010, the Company received approximately $1.8 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).
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

During the nine months ended September 30, 2009, the Company received approximately $4.6 million in proceeds from the issuance of shares of common stock, through stock option exercises and the Company’s ESPP.
Inflation
     Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide the Company with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risks of inflation to the Company. In addition, the Company’s resort Properties are not generally subject to leases and rents are established for these sites on an annual basis. The Company’s right-to-use contracts generally provide for an annual dues increase, but dues may be frozen under the terms of certain contracts if the customer is over 61 years old.
Funds From Operations
     Funds from Operations (“FFO”) is a non-GAAP financial measure. The Company believes FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), is generally an appropriate measure of performance for an equity REIT. While FFO is a relevant and widely used measure of operating performance for equity REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance.
     The Company defines FFO as net income, computed in accordance with GAAP, excluding gains or actual or estimated losses from sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company receives up-front non-refundable payments from the sale of right-to-use contracts. In accordance with GAAP, the upfront non-refundable payments and related commissions are deferred and amortized over the estimated customer life. Although the NAREIT definition of FFO does not address the treatment of nonrefundable right-to-use payments, the Company believes that it is appropriate to adjust for the impact of the deferral activity in its calculation of FFO. The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT. The Company further believes that by excluding the effect of depreciation, amortization and gains or actual or estimated losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. The Company believes that the adjustment to FFO for the net revenue deferral of upfront non-refundable payments and expense deferral of right-to-use contract commissions also facilitates the comparison to other equity REITs. Investors should review FFO, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT’s operating performance. The Company computes FFO in accordance with its interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company does. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of the Company’s financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of its liquidity, nor is it indicative of funds available to fund its cash needs, including the Company’s ability to make cash distributions.
     The following table presents a calculation of FFO for the three months and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Computation of funds from operations:
Net income available for common shares	$11,554	$11,131	$32,617	$27,679
Income allocated to common OP Units	1,722	1,797	5,083	5,092
Right-to-use contract sales, deferred, net	3,330	4,327	11,829	14,761
Right-to-use contract commissions, deferred, net	(1,274)	(1,410)	(4,343)	(4,535)
Depreciation on real estate assets and other	17,096	17,400	50,959	51,942
Depreciation on unconsolidated joint ventures	305	305	913	945
(Gain) loss on real estate	—	(4,743)	231	(5,526)

Funds from operations available for common shares	$32,733	$28,807	$97,289	$90,358

Weighted average common shares outstanding – fully diluted	35,450	35,242	35,463	32,168

Item 3. Quantitative and Qualitative Disclosure of Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk the Company faces is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of the Company’s long-term debt obligations is affected by changes in market interest rates. At September 30, 2010, approximately 100% or approximately $1.4 billion of the Company’s outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $78.4 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $83.1 million.
     At September 30, 2010, none of the Company’s outstanding debt was short-term and at variable rates.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting and financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of September 30, 2010.
     Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting
     There were no material changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010.

Part II — Other Information
Item 1. Legal Proceedings
     See Note 12 of the Consolidated Financial Statements contained herein.
Item 1A. Risk Factors
     There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 other than those disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information
     None.
Item 6. Exhibits

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

101(a)	The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to Consolidated Financial Statements, furnished herewith.

(a)	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.
Date: November 4, 2010	By:	/s/ Thomas Heneghan
Thomas Heneghan
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2010	By:	/s/ Michael Berman
Michael Berman
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)