Form 10-K
period 2010-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2011-02-24
CIK 895417

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-11718

EQUITY LIFESTYLE PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization) Two North Riverside Plaza, Suite 800, Chicago, Illinois (Address of Principal Executive Offices)	36-3857664 (I.R.S. Employer Identification No.) 60606 (Zip Code)

(312) 279-1400
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)

Common Stock, $.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates was approximately $1,359.0 million as of June 30, 2010 based upon the closing price of $48.23 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

At February 22, 2011, 31,118,269 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 11, 2011.

Equity LifeStyle Properties, Inc.

		Page

PART I.
Item 1.	Business	3
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	27
Item 4.	[Removed and Reserved]	27

PART II.
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50
	Forward-Looking Statements	50
Item 8.	Financial Statements and Supplementary Data	51
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
Item 9A.	Controls and Procedures	51
Item 9B.	Other Information	52

PART III.
Item 10.	Directors, Executive Officers and Corporate Governance	53
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item 13.	Certain Relationships and Related Transactions and Director Independence	53
Item 14.	Principal Accountant Fees and Services	53

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	54
EX-12
EX-21
EX-23
EX-24.1
EX-24.2
EX-24.3
EX-24.4
EX-24.5
EX-24.6
EX-24.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business

Equity LifeStyle Properties, Inc.

General

Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and its other consolidated subsidiaries (the “Subsidiaries”), are referred to herein as the “Company” and “ELS.” ELS has elected to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes commencing with its taxable year ended December 31, 1993.

The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or enter right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed in December 1992 to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of December 31, 2010, the Company owned or had an ownership interest in a portfolio of 307 Properties located throughout the United States and Canada, consisting of 111,002 residential sites. These Properties are located in 27 states and British Columbia (with the number of Properties in each state or province shown parenthetically) as follows: Florida (86), California (48), Arizona (37), Texas (15), Washington (15), Pennsylvania (12), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), New York (6), Nevada (6), Virginia (6), Indiana (5), Maine (5), Wisconsin (5), Illinois (4), Massachusetts (3), New Jersey (3), South Carolina (3), Utah (3), Michigan (2), New Hampshire (2), Ohio (2), Tennessee (2), Alabama (1), Kentucky (1) and British Columbia (1).

Properties are designed and improved for several home options of various sizes and designs that are produced off-site, installed and set on designated sites (“Site Set”) within the Properties. These homes can range from 400 to over 2,000 square feet. The smallest of these homes are referred to as “Resort Cottages.” Properties may also have sites that can accommodate a variety of RVs. Properties generally contain centralized entrances, internal road systems and designated sites. In addition, Properties often provide a clubhouse for social activities and recreation and other amenities, which may include restaurants, swimming pools, golf courses, lawn bowling, shuffleboard courts, tennis courts, laundry facilities and cable television service. In some cases, utilities are provided or arranged for by the Company; otherwise, the customer contracts for the utility directly. Some Properties provide water and sewer service through municipal or regulated utilities, while others provide these services to customers from on-site facilities. Properties generally are designed to attract retirees, empty-nesters, vacationers and second home owners; however, certain of the Company’s Properties focus on affordable housing for families. The Company focuses on owning properties in or near large metropolitan markets and retirement and vacation destinations.

Employees and Organizational Structure

The Company has an annual average of approximately 3,600 full-time, part-time and seasonal employees dedicated to carrying out its operating philosophy and strategies of value enhancement and service to its customers. The operations of each Property are coordinated by an on-site team of employees that typically includes a manager, clerical staff and maintenance workers, each of whom works to provide maintenance and care of the Properties. Direct supervision of on-site management is the responsibility of the Company’s regional vice presidents and regional and district managers. These individuals have significant experience in addressing the needs of customers and in finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 144 full-time corporate employees who assist on-site and regional management in all property functions.

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

Realty Systems, Inc. (“RSI”) is a wholly owned taxable REIT subsidiary of the Company that is engaged in the business of purchasing and selling or leasing Site Set homes that are located in Properties owned and managed by the Company. RSI also provides brokerage services to residents at such Properties who move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the Site Set homes. Subsidiaries of RSI also operate ancillary activities at certain Properties, such as golf courses, pro shops, stores and restaurants. Several Properties are also wholly owned by taxable REIT subsidiaries of the Company.

Business Objectives and Operating Strategies

The Company’s strategy is to seek to maximize both current income and long-term growth in income. The Company focuses on properties that have strong cash flow and plans to hold such properties for long-term investment and capital appreciation. In determining cash flow potential, the Company evaluates its ability to attract and retain high quality customers to its Properties who take pride in the Property and in their homes. These business objectives and their implementation are determined by the Company’s Board of Directors and may be changed at any time. The Company’s investment, operating and financing approach includes:

•	Providing consistently high levels of services and amenities in attractive surroundings to foster a strong sense of community and pride of home ownership;

•	Efficiently managing the Properties to increase operating margins by controlling expenses, increasing occupancy and maintaining competitive market rents;

•	Increasing income and property values by strategic expansion and, where appropriate, renovation of the Properties;

•	Utilizing management information systems to evaluate potential acquisitions, identify and track competing properties and monitor customer satisfaction;

•	Selectively acquiring properties that have potential for long-term cash flow growth and creating property concentrations in and around major metropolitan areas and retirement or vacation destinations to capitalize on operating synergies and incremental efficiencies; and

•	Managing the Company’s debt balances such that the Company maintains financial flexibility, has minimal exposure to interest rate fluctuations and maintains an appropriate degree of leverage to maximize return on capital.

The Company’s strategy is to own and operate the highest quality properties in sought-after locations near urban areas and retirement and vacation destinations across the United States. The Company focuses on creating an attractive residential environment by providing a well-maintained, comfortable Property with a variety of recreational and social activities and superior amenities, as well as offering a multitude of lifestyle housing choices. In addition, the Company regularly conducts evaluations of the cost of housing in the marketplaces in which its Properties are located and surveys rental rates of competing properties. From time to time the Company also conducts satisfaction surveys of its customers to determine the factors they consider most important in choosing a property. The Company seeks to improve site utilization and efficiency by tracking types of customers and usage patterns and marketing to those specific customer groups.

Acquisitions and Dispositions

Over the last decade the Company’s portfolio of Properties has grown significantly from 154 owned or partly owned Properties with over 51,000 sites to 307 owned or partly-owned Properties with over 111,000 sites. The Company continually reviews the Properties in its portfolio to ensure that they fit the Company’s business objectives. Over the last five years the Company sold 16 Properties, and it redeployed capital to markets it believes have greater long-term potential. In that same time period the Company acquired 39 Properties located in high growth areas such as Florida, Arizona and California.

The Company believes that opportunities for property acquisitions are still available. Increasing acceptability of and demand for a lifestyle that includes Site Set homes and RVs, as well as continued constraints on development of new properties, add to the attractiveness of the Company’s Properties as investments. The Company believes it has a competitive advantage in the acquisition of additional properties due to its experienced management, significant presence in major real estate markets and substantial capital resources. The Company is actively seeking to acquire additional properties and is engaged in various stages of negotiations relating to the possible acquisition of a number of properties.

The Company anticipates that new acquisitions will generally be located in the United States, although it may consider other geographic locations provided they meet certain acquisition criteria. The Company utilizes market information systems to identify and evaluate acquisition opportunities, including the use of a market database to review the primary economic indicators of the various locations in which it expects to expand its operations. Acquisitions will be financed from the most appropriate sources of capital, which may include undistributed funds from operations, issuance of additional equity securities, sales of investments, collateralized and uncollateralized borrowings and issuance of debt securities. In addition, the Company may acquire properties in transactions that include the issuance of limited partnership interests in the Operating Partnership (“Units”) as consideration for the acquired properties. The Company believes that an ownership structure that includes the Operating Partnership will permit it to acquire additional properties in transactions that may defer all or a portion of the sellers’ tax consequences.

When evaluating potential acquisitions, the Company considers such factors as:

•	The replacement cost of the property, including land values, entitlements and zoning;

•	The geographic area and type of the property;

•	The location, construction quality, condition and design of the property;

•	The current and projected cash flow of the property and the ability to increase cash flow;

•	The potential for capital appreciation of the property;

•	The terms of tenant leases or usage rights, including the potential for rent increases;

•	The potential for economic growth and the tax and regulatory environment of the community in which the property is located;

•	The potential for expansion of the physical layout of the property and the number of sites;

•	The occupancy and demand by customers for properties of a similar type in the vicinity and the customers’ profile;

•	The prospects for liquidity through sale, financing or refinancing of the property; and

•	The competition from existing properties and the potential for the construction of new properties in the area.

When evaluating potential dispositions, the Company considers such factors as:

•	Its ability to sell the Property at a price that it believes will provide an appropriate return for its stockholders;

•	Its desire to exit certain non-core markets and recycle the capital into core markets; and

•	Whether the Property meets its current investment criteria.

When investing capital, the Company considers all potential uses of the capital, including returning capital to its stockholders. The Company’s Board of Directors continues to review the conditions under which it will repurchase the Company’s stock. These conditions include, but are not limited to, market price, balance sheet flexibility, other opportunities and capital requirements.

Property Expansions

Several of the Company’s Properties have available land for expanding the number of sites available to be utilized by its customers. Development of these sites (“Expansion Sites”) is evaluated based on the following: local market conditions; ability to subdivide; accessibility through the Property or externally; infrastructure needs including utility needs and access as well as additional common area amenities; zoning and entitlement; costs; topography; and ability to market new sites. When justified, development of Expansion Sites allows the Company to leverage existing facilities and amenities to increase the income generated from the Properties. Where appropriate, facilities and amenities may be upgraded or added to certain Properties to make those Properties more attractive in their markets. The Company’s acquisition philosophy includes owning Properties with potential Expansion Site development. Approximately 79 of the Company’s Properties have expansion potential, with approximately 5,300 acres available for expansion.

Leases or Usage Rights

At the Company’s Properties, a typical lease entered into between the owner of a home and the Company for the rental of a site is for a month-to-month or year-to-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Non-cancelable long-term leases, with remaining terms ranging up to ten years, are in effect at certain sites within 30 of the Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index (“CPI”), in some instances taking into consideration certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments are made on an annual basis. At Properties zoned for RV use, long-term customers typically enter into rental agreements and many customers prepay for their stays. Many resort customers also leave deposits to reserve a site for the following year. Generally these customers cannot live full time on the Property. At resort Properties designated for use by customers who have entered a right-to-use or membership contract, the contract generally grants the customer access to designated Properties on a continuous basis of up to 14 days. The customer typically makes a nonrefundable upfront payment, and annual dues payments are required to renew the contract. The contracts provide for an annual dues increase, usually based on increases in the CPI. Approximately 30% of current customers are not subject to annual dues increases in accordance with the terms of their contracts, generally because the customers are over 61 years old or in certain other limited circumstances.

Regulations and Insurance

General.  The Company’s Properties are subject to a variety of laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas, regulations relating to providing utility services, such as electricity, to its customers, and regulations relating to operating water and wastewater treatment facilities at certain of its Properties. The Company believes that each Property has all material permits and approvals necessary to operate.

Rent Control Legislation.  At certain of the Company’s Properties, principally in California, state and local rent control laws limit the Company’s ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. The Company presently expects to continue to maintain Properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida has enacted a law requiring that rental increases be reasonable. Also, certain jurisdictions in California in which the Company owns Properties limit rent increases to changes in the CPI or some percentage thereof. As part of the Company’s effort to realize the value of Properties subject to restrictive regulation, it has initiated lawsuits against several municipalities imposing such regulation in an attempt to balance the interests of its stockholders with the interests of its customers (See Item 3. “Legal Proceedings”). Further, at certain of the Company’s Properties primarily used as membership campgrounds, state statutes limit the Company’s ability to close a Property unless a reasonable substitute property is made available for members’ use. Many states also have consumer protection laws regulating right-to-use or campground membership sales and the financing of such sales. Some states have laws requiring the Company to register with a state agency and obtain a permit to market (See Item 1A. “Risk Factors”).

Insurance.  The Properties are insured against fire, flood, property damage, earthquake, windstorm and business interruption, and the relevant insurance policies contain various deductible requirements and coverage limits. The Company’s current property and casualty insurance policies, which it plans to renew, expire on April 1, 2011. The Company has a $100 million loss limit with respect to its all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including among others a $25 million loss limit for an earthquake in California. Policy deductibles primarily range from a $100,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates ELS’ maximum exposure, subject to policy sub-limits, in the event of a loss.

INDUSTRY

The Company believes that modern properties similar to its properties provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following reasons:

•	Barriers to Entry: The Company believes that the supply of new properties in locations targeted by the Company will be constrained due to barriers to entry. The most significant barrier has been the difficulty of securing zoning permits from local authorities. This has been the result of (i) the public’s historically poor perception of manufactured housing, and (ii) the fact that properties generate less tax revenue than conventional housing properties because the homes are treated as personal property (a benefit to the homeowner) rather than real property. Another factor that creates substantial barriers to entry is the length of time between investment in a property’s development and the attainment of stabilized occupancy and the generation of revenues. The initial development of the infrastructure may take up to two or three years. Once a property is ready for occupancy, it may be difficult to attract customers to an empty property. Substantial occupancy levels may take several years to achieve.

•	Industry Consolidation: According to various industry reports, there are approximately 50,000 manufactured home properties and approximately 8,750 RV properties (excluding government owned properties) in North America. Most of these properties are not operated by large owner/operators, and of the RV properties approximately 1,300 contain 200 sites or more. The Company believes that this relatively high degree of fragmentation provides the Company, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional properties.

•	Customer Base: The Company believes that properties tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) customers typically own their own homes, (ii) properties tend to foster a sense of community as a result of amenities such as clubhouses and recreational and social activities, (iii) since moving a Site Set home from one property to another involves substantial cost and effort, customers often sell their homes in-place (similar to site-built residential housing) with no interruption of rental payments to the Company.

•	Lifestyle Choice: According to the Recreational Vehicle Industry Association (“RVIA”), nearly one in ten U.S. vehicle-owning households owns an RV and there are 8.3 million current RV owners. The 78 million people born from 1946 to 1964 or “baby boomers” make up the fastest growing segment of this market. According to U.S. Census figures, every day 11,000 Americans turn 50. The Company believes that this population segment, seeking an active lifestyle, will provide opportunities for future cash flow growth for the Company. Current RV owners, once finished with the more active RV lifestyle, will often seek more permanent retirement or vacation establishments. The Site Set housing choice has become an increasingly popular housing alternative for retirement, second-home, and “empty-nest” living. According to U.S. Census figures, the baby-boom generation will constitute almost 17% of the U.S. population within the next 20 years. Among those individuals who are nearing retirement (age 46 to 64), approximately 33% plan on moving upon retirement.

The Company believes that the housing choices in its Properties are especially attractive to such individuals throughout this lifestyle cycle. The Company’s Properties offer an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment. In fact, many of the Company’s Properties allow for this cycle to occur within a single Property.

•	Construction Quality: Since 1976, all factory built housing has been required to meet stringent federal standards, resulting in significant increases in quality. The Department of Housing and Urban Development’s (“HUD”) standards for Site Set housing construction quality are the only federal standards governing housing quality of any type in the United States. Site Set homes produced since 1976 have received a “red and silver” government seal certifying that they were built in compliance with the federal code. The code regulates Site Set home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures. In addition, although Resort Cottages do not come under the same regulation, many of the manufacturers of Site Set homes also produce Resort Cottages with many of the same quality standards.

•	Comparability to Site-Built Homes: The Site Set housing industry has experienced a trend towards multi-section homes. Many modern Site Set homes are longer (up to 80 feet, compared to 50 feet in the 1960’s) and wider than earlier models. Many such homes have nine-foot ceilings or vaulted ceilings, fireplaces and as many as four bedrooms and closely resemble single-family ranch-style site-built homes.

•	Second Home Demographics: According to 2010 National Association of Realtors (“NAR”) reports, sales of second homes in 2009 accounted for 27% of residential transactions, or 1.49 million second-home sales in 2009. There were approximately 7.9 million vacation homes in 2009. The typical vacation-home buyer is 46 years old and earned $87,500 in 2009. According to 2009 NAR reports, approximately 57% of vacation home-owners prefer to be near an ocean, river or lake; 38% close to boating activities; 32% close to hunting or fishing activities; and 17% close to winter recreation. In looking ahead, NAR believes that baby boomers are still in their peak earning years, and the leading edge of their generation is approaching retirement. As they continue to have the financial wherewithal to purchase a second home as a vacation property, investment opportunity, or perhaps as a retirement retreat, those baby boomers will continue to drive the market for second homes. The Company believes it is likely that over the next decade it will continue to see historically high levels of second-home sales, and resort homes and cottages in its Properties will continue to provide a viable second-home alternative to site-built homes.

Notwithstanding the Company’s belief that the industry information highlighted above provides the Company with significant long-term growth opportunities, its short-term growth opportunities could be disrupted by the following:

•	Shipments — According to statistics compiled by the U.S. Census Bureau, shipments of new manufactured homes declined from 2005 through 2009. Although new manufactured home shipments continue to be below historical levels, shipments for the first eleven months in 2010 increased over 2% to 47,300 units as compared to shipments for the first eleven months in 2009 of 46,300 units. The decline for 2009 as compared to 2008 was over 40%. According to the RVIA, wholesale shipments of RVs increased 46.2% in 2010 to 242,300 units as compared to 2009 which continues a positive trend in RV shipments that started in late 2009. Industry experts have predicted that 2011 RV shipments will increase almost 4%, as compared to 2010, to 246,000.

Manufactured Housing and Recreational Vehicle
Annual Shipments 2000-2010 (MH 2010 YTD: through November)

(1)	Source: Institute for Building Technology and Safety

(2)	Source: RVIA

•	Sales — Retail sales of RVs increased over 7% to 174,900 for the first 11 months of 2010, as compared to 163,200 the first 11 months of 2009. A total of 163,300 RVs were sold during the year ended December 31, 2009, representing a decline of almost 30% over the prior year. RVIA has indicated that the RV industry is seeing signs of improvement as pent-up demand for RVs is being released as the economy recovers. Gains are expected in 2011 primarily due to improvements in retail sales rather than the restocking needs of the dealer networks.

•	Availability of financing - The current credit crisis has made it difficult for manufactured home and RV manufacturers to obtain floor plan financing and for potential customers to obtain loans for manufactured home or RV purchases. RVIA states that the federal economic credit and stimulus packages designed to stimulate RV lending and provide tax deductions to buyers of RVs may help promote sales of RVs. However, there is very little financing available to manufactured home buyers. Further, recent legislation known as the SAFE Act (Safe Mortgage Licensing Act) requires community owners interested in financing customer purchases of manufactured homes to register as a mortgage loan originator in states in which they engage in such financing. These requirements are generally more burdensome for lenders financing the purchase of manufactured homes than for lenders financing the purchase of site-built homes. In addition, as compared to financing available to owners and purchasers of site-built single family homes, available financing for a manufactured home involves higher down payments, higher FICO scores, higher interest rates and shorter maturity. Certain government stimulus packages have also provided government guarantees for site-built single family home loans, thereby increasing the supply of financing for that market.

Please see the Company’s risk factors, financial statements and related notes contained in this Form 10-K for more detailed information.

Available Information

The Company files reports electronically with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy information and statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company maintains an Internet site with information about the Company and hyperlinks to its filings with the SEC at http://www.equitylifestyle.com, free of charge. Requests for copies of the Company’s filings with the SEC and other investor inquiries should be directed to:

Investor Relations Department
Equity LifeStyle Properties, Inc.
Two North Riverside Plaza
Chicago, Illinois 60606
Phone: 1-800-247-5279
e-mail: investor_relations@equitylifestyle.com

Item 1A.	Risk Factors

The Company’s Performance and Common Stock Value Are Subject to Risks Associated With the Real Estate Industry.

Adverse Economic Conditions and Other Factors Could Adversely Affect the Value of the Company’s Properties and the Company’s Cash Flow.  Several factors may adversely affect the economic performance and value of the Company’s Properties. These factors include:

•	changes in the national, regional and local economic climate;

•	local conditions such as an oversupply of lifestyle-oriented properties or a reduction in demand for lifestyle-oriented properties in the area, the attractiveness of the Company’s Properties to customers, competition from manufactured home communities and other lifestyle-oriented properties and alternative forms of housing (such as apartment buildings and site-built single family homes);

•	the ability of manufactured home and RV manufacturers to adapt to changes in the economic climate and the availability of units from these manufacturers;

•	the ability of the Company’s potential customers to sell their existing site-built residences in order to purchase resort homes or cottages in the Company’s Properties, and heightened price sensitivity for seasonal and second homebuyers;

•	the possible reduced ability of the Company’s potential customers to obtain financing on the purchase of resort homes, resort cottages or RVs;

•	government stimulus intended to primarily benefit purchasers of site-built housing;

•	fluctuations in the availability and price of gasoline, especially for the Company’s transient customers;

•	the Company’s ability to collect rent, annual payments and principal and interest from customers and pay or control maintenance, insurance and other operating costs (including real estate taxes), which could increase over time;

•	the failure of the Company’s assets to generate income sufficient to pay its expenses, service its debt and maintain its Properties, which may adversely affect the Company’s ability to make expected distributions to its stockholders;

•	the Company’s inability to meet mortgage payments on any Property that is mortgaged, in which case the lender could foreclose on the mortgage and take the Property;

•	interest rate levels and the availability of financing, which may adversely affect the Company’s financial condition;

•	changes in laws and governmental regulations (including rent control laws and regulations governing usage, zoning and taxes), which may adversely affect the Company’s financial condition;

•	poor weather, especially on holiday weekends in the summer, which could reduce the economic performance of the Company’s Northern resort Properties; and

•	the Company’s ability to sell new or upgraded right-to-use contracts and to retain customers who have previously purchased a right-to-use contract.

New Acquisitions May Fail to Perform as Expected and Competition for Acquisitions May Result in Increased Prices for Properties.  The Company intends to continue to acquire properties. Newly acquired Properties may fail to perform as expected. The Company may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management attention. Additionally, the Company expects that other real estate investors with significant capital will compete with it for attractive investment opportunities. These competitors include publicly traded REITs, private REITs and other types of investors. Such competition increases prices for properties. The Company expects to acquire properties with cash from secured or unsecured financings, proceeds from offerings of equity or debt, undistributed funds from operations and sales of investments. The Company may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.

Because Real Estate Investments Are Illiquid, The Company May Not be Able to Sell Properties When Appropriate.  Real estate investments generally cannot be sold quickly. The Company may not be able to vary its portfolio promptly in response to economic or other conditions, forcing the Company to accept lower than market value. This inability to respond promptly to changes in the performance of the Company’s investments could adversely affect its financial condition and ability to service debt and make distributions to its stockholders.

Some Potential Losses Are Not Covered by Insurance.  The Company carries comprehensive insurance coverage for losses resulting from property damage, liability claims and business interruption on all of its Properties. In addition the Company carries liability coverage for other activities not specifically related to property operations. These coverages include, but are not limited to, Directors & Officers liability, Employer Practices liability and Fiduciary liability. The Company believes that the policy specifications and coverage limits of these policies should be adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims that generally are not insured. Should an uninsured loss or a loss in excess of coverage limits occur, the Company could lose all or a portion of the capital it has invested in a Property or the anticipated future revenue from a Property. In such an event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property.

The Company’s current property and casualty insurance policies, which it plans to renew, expire on April 1, 2011. The Company has a $100 million loss limit with respect to its all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including among others a $25 million loss limit for an earthquake in California. Policy deductibles primarily range from a $100,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates ELS’ maximum exposure, subject to policy sub-limits, in the event of a loss.

There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies instituted for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, and the Company’s business may not benefit from or may be adversely impacted by these actions, and further government or market developments could adversely impact the Company.  In response to recent market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and temporary prohibitions on short sales of certain financial institution securities. Numerous actions have been taken by the Federal Reserve, Congress, U.S. Treasury, SEC and others to address the liquidity and credit crisis that followed the sub prime crisis that commenced in 2007. These measures include, but are not limited to various legislative and regulatory efforts, homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. It is not clear at this time what impact these liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Specifically, the Company believes that programs intended to provide relief to current or potential site-built or stick-built single family homeowners, and not purchasers of Site-Set homes who lease the underlying land and RV’s, negatively impacts its business.

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

Adverse changes in general economic conditions may adversely affect the Company’s business.

The Company’s success is dependent upon economic conditions in the U.S. generally and in the geographic areas in which a substantial number of the Company’s Properties are located. Adverse changes in national economic conditions and in the economic conditions of the regions in which the Company conducts substantial business may have an adverse effect on the real estate values of the Company’s Properties, its financial performance and the market price of its common stock.

In a recession or under other adverse economic conditions, non-earning assets and write-downs are likely to increase as debtors fail to meet their payment obligations. Although the Company maintains reserves for credit losses and an allowance for doubtful accounts in amounts that it believes should be sufficient to provide adequate protection against potential write-downs in its portfolio, these amounts could prove to be insufficient.

Campground Membership Properties Laws and Regulations Could Adversely Affect the Value of Certain Properties and the Company’s Cash Flow.

Many of the states in which the Company does business have laws regulating right-to-use or campground membership sales. These laws generally require comprehensive disclosure to prospective purchasers, and usually give purchasers the right to rescind their purchase between three to five days after the date of sale. Some states have laws requiring the Company to register with a state agency and obtain a permit to market. The Company is subject to changes, from time to time, in the application or interpretation of such laws that can affect its business or the rights of its members.

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

Debt Financing, Financial Covenants and Degree of Leverage Could Adversely Affect the Company’s Economic Performance.

Scheduled Debt Payments Could Adversely Affect the Company’s Financial Condition.  The Company’s business is subject to risks normally associated with debt financing. The total principal amount of the Company’s outstanding indebtedness was approximately $1.4 billion as of December 31, 2010. The Company’s substantial indebtedness and the cash flow associated with serving its indebtedness could have important consequences, including the risks that:

•	the Company’s cash flow could be insufficient to pay distributions at expected levels and meet required payments of principal and interest;

•	the Company might be required to use a substantial portion of its cash flow from operations to pay its indebtedness, thereby reducing the availability of its cash flow to fund the implementation of its business strategy, acquisitions, capital expenditures and other general corporate purposes;

•	the Company’s debt service obligations could limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it operates;

•	the Company may not be able to refinance existing indebtedness (which in virtually all cases requires substantial principal payments at maturity) and, if it can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness;

•	if principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, the Company’s cash flow will not be sufficient in all years to repay all maturing debt; and

•	if prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) result in higher interest rates, increased interest expense would adversely affect cash flow and the Company’s ability to service debt and make distributions to stockholders.

Ability to obtain mortgage financing or to refinance maturing mortgages may adversely affect the Company’s financial condition.  During 2010, the Company received financing proceeds from Fannie Mae secured by mortgages on individual manufactured home Properties. The terms of the Fannie Mae financings have been relatively attractive as compared to other potential lenders. If financing proceeds are no longer available from Fannie Mae for any reason or if Fannie Mae terms are no longer attractive, these factors may adversely affect cash flow and the Company’s ability to service debt and make distributions to stockholders.

Financial Covenants Could Adversely Affect the Company’s Financial Condition.  If a Property is mortgaged to secure payment of indebtedness, and the Company is unable to meet mortgage payments, the mortgagee could foreclose on the Property, resulting in loss of income and asset value. The mortgages on the Company’s Properties contain customary negative covenants, which among other things limit the Company’s ability, without the prior consent of the lender, to further mortgage the Property and to discontinue insurance coverage. In addition, the Company’s credit facilities contain certain customary restrictions, requirements and other limitations on the Company’s ability to incur indebtedness, including total debt-to-assets ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt. Foreclosure on mortgaged Properties or an inability to refinance existing indebtedness would likely have a negative impact on the Company’s financial condition and results of operations.

The Company’s Degree of Leverage Could Limit Its Ability to Obtain Additional Financing.  The Company’s debt-to-market-capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and Units held by parties other than the Company) was approximately 42% as of December 31, 2010. The degree of leverage could have important consequences to stockholders, including an adverse effect on the Company’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes the Company more vulnerable to a downturn in business or the economy generally.

The Company may be able to incur substantially more debt, which would increase the risks associated with its substantial leverage.  Despite the Company’s current indebtedness levels, it may still be able to incur substantially more debt in the future. If new debt is added to the Company’s current debt levels, an even greater portion of its cash flow will be needed to satisfy its debt service obligations. As a result, the related risks that we now face could intensify and increase the risk of a default on the Company’s indebtedness.

The Company Depends on Its Subsidiaries’ Dividends and Distributions.

Substantially all of the Company’s assets are indirectly held through the Operating Partnership. As a result, the Company has no source of operating cash flow other than from distributions from the Operating Partnership. The Company’s ability to pay dividends to holders of common stock depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to third party holders of its preferred Units and then to make distributions to MHC Trust and common Unit holders. Similarly, MHC Trust must satisfy its obligations to its creditors and preferred stockholders before making common stock distributions to the Company.

Stockholders’ Ability to Effect Changes of Control of the Company is Limited.

Provisions of the Company’s Charter and Bylaws Could Inhibit Changes of Control.  Certain provisions of the Company’s charter and bylaws may delay or prevent a change of control of the Company or other transactions that could provide its stockholders with a premium over the then-prevailing market price of their common stock or which might otherwise be in the best interest of its stockholders. These include the Ownership Limit described below. Also, any future series of preferred stock may have certain voting provisions that could delay or prevent a change of control or other transaction that might involve a premium price or otherwise be beneficial to the Company’s stockholders.

Maryland Law Imposes Certain Limitations on Changes of Control.  Certain provisions of Maryland law prohibit “business combinations” (including certain issuances of equity securities) with any person who beneficially owns 10% or more of the voting power of outstanding common stock, or with an affiliate of the Company who, at any time within the two-year period prior to the date in question, was the owner of 10% or more of the voting power of the outstanding voting stock (an “Interested Stockholder”), or with an affiliate of an Interested Stockholder. These prohibitions last for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder. After the five-year period, a business combination with an Interested Stockholder must be approved by two super-majority stockholder votes unless, among other conditions, the Company’s common stockholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Stockholder for its shares of common stock. The Board of Directors has exempted from these provisions under the Maryland law any business combination with Samuel Zell, who is the Chairman of the Board of the Company, certain holders of Units who received them at the time of the Company’s initial public offering, the General Motors Hourly Rate Employees Pension Trust and the General Motors Salaried Employees Pension Trust, and the Company’s officers who acquired common stock at the time the Company was formed and each and every affiliate of theirs.

The Company Has a Stock Ownership Limit for REIT Tax Purposes.  To remain qualified as a REIT for U.S. federal income tax purposes, not more than 50% in value of the Company’s outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any taxable year. To facilitate maintenance of the Company’s REIT qualification, the Company’s charter, subject to certain exceptions, prohibits Beneficial Ownership (as defined in the Company’s charter) by any single stockholder of more than 5% (in value or number of shares, whichever is more restrictive) of the Company’s outstanding capital stock. The Company refers to this as the “Ownership Limit.” Within certain limits, the Company’s charter permits the Board of Directors to increase the Ownership Limit with respect to any class or series of stock. The Board of Directors, upon receipt of a ruling from the IRS, opinion of counsel, or other evidence satisfactory to the Board of Directors and upon 15 days prior written notice of a proposed transfer which, if consummated, would result in the transferee owning shares in excess of the Ownership Limit, and upon such other conditions as the Board of Directors may direct, may exempt a stockholder from the Ownership Limit. Absent any such exemption, capital stock acquired or held in violation of the Ownership Limit will be transferred by operation of law to the Company as trustee for the benefit of the person to whom such capital stock is ultimately transferred, and the stockholder’s rights to distributions and to vote would terminate. Such stockholder would be entitled to receive, from the proceeds of any subsequent sale of the capital stock transferred to the Company as trustee, the lesser of (i) the price paid for the capital stock or, if the owner did not pay for the capital stock (for example, in the case of a gift, devise on other such transaction), the market price of the capital stock on the date of the event causing the capital stock to be transferred to the Company as trustee or (ii) the amount realized from such sale. A transfer of capital stock may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control of the Company and, therefore, could adversely affect its stockholders’ ability to realize a premium over the then-prevailing market price for their common stock.

We May Choose to Pay Dividends in Our Own Stock, in Which Case You May be Required to Pay Income Taxes in Excess of the Cash Dividends You Receive.

We may distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on their dividends, it may put downward pressure on the market price of our common stock.

Conflicts of Interest Could Influence the Company’s Decisions.

Certain Stockholders Could Exercise Influence in a Manner Inconsistent With the Stockholders’ Best Interests.  As of December 31, 2010, Mr. Samuel Zell and certain affiliated holders beneficially owned approximately 10.6% of the Company’s outstanding common stock (in each case including common stock issuable upon the exercise of stock options and the exchange of Units). Mr. Zell is the chairman of the Company’s Board of Directors. Accordingly, Mr. Zell has significant influence on the Company’s management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders.

Mr. Zell and His Affiliates Continue to be Involved in Other Investment Activities.  Mr. Zell and his affiliates have a broad and varied range of investment interests, including interests in other real estate investment companies involved in other forms of housing, including multifamily housing. Mr. Zell and his affiliates may acquire interests in other companies. Mr. Zell may not be able to control whether any such company competes with the Company. Consequently, Mr. Zell’s continued involvement in other investment activities could result in competition to the Company as well as management decisions which might not reflect the interests of the Company’s stockholders.

Members of Management May Have a Conflict of Interest Over Whether To Enforce Terms of Mr. McAdams’s Employment and Noncompetition Agreement.  Mr. McAdams was the Company’s President until January 31, 2011 and had an employment and noncompetition agreement with the Company that expired on December 31, 2010. For the most part these restrictions apply to him both during his employment and for two years thereafter. Mr. McAdams is also prohibited from otherwise disrupting or interfering with the Company’s business through the solicitation of the Company’s employees or customers or otherwise. To the extent that the Company chooses to enforce its rights under any of these agreements, it may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than the Company otherwise might because of its desire to maintain its ongoing relationship with Mr. McAdams. Additionally, the non-competition provisions of his agreement, despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over it in the future. See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-K.

Risk of Eminent Domain and Tenant Litigation.

The Company owns Properties in certain areas of the country where real estate values have increased faster than rental rates in its Properties either because of locally imposed rent control or long term leases. In such areas, the Company has learned that certain local government entities have investigated the possibility of seeking to take the Company’s Properties by eminent domain at values below the value of the underlying land. While no such eminent domain proceeding has been commenced, and the Company would exercise all of its rights in connection with any such proceeding, successful condemnation proceedings by municipalities could adversely affect its financial condition. Moreover, certain of its Properties located in California are subject to rent control ordinances, some of which not only severely restrict ongoing rent increases but also prohibit the Company from increasing rents upon turnover. Such regulations allow customers to sell their homes for a premium representing the value of the future discounted rent-controlled rents. As part of the Company’s effort to realize the value of its Properties subject to rent control, the Company has initiated lawsuits against several municipalities in California. In response to the Company’s efforts, tenant groups have filed lawsuits against the Company seeking not only to limit rent increases, but to be awarded large damage awards. If the Company is unsuccessful in its efforts to challenge rent control ordinances, it is likely that the Company will not be able to charge rents that reflect the intrinsic value of the affected Properties. Finally, tenant groups in non-rent controlled markets have also attempted to use litigation as a means of protecting themselves from rent increases reflecting the rental value of the affected Properties. An unfavorable outcome in the tenant group lawsuits could have an adverse impact on the Company’s financial condition.

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

The Company has a Significant Concentration of Properties in Florida and California, and Natural Disasters or Other Catastrophic Events in These or Other States Could Adversely Affect the Value of the Its Properties and the Its Cash Flow.

As of December 31, 2010, the Company owned or had an ownership interest in 307 Properties located in 27 states and British Columbia, including 86 Properties located in Florida and 48 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of the Company’s Properties. While the Company has obtained insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that the Company must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore the Company’s economic position with respect to damage or destruction to its Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such a natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures incurred by the Company and reimbursements received from the insurance providers, could adversely affect the Company’s economic performance.

Market Interest Rates May Have an Effect on the Value of the Company’s Common Stock.

One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rates with respect to such shares (as a percentage of the price of such shares) relative to market interest rates. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would not, however, result in more funds for the Company to distribute and, in fact, would likely increase its borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of the Company’s publicly traded securities to go down.

The Company Is Dependent on External Sources of Capital.

To qualify as a REIT, the Company must distribute to its stockholders each year at least 90% of its REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain). In addition, the Company intends to distribute all or substantially all of its net income so that it will generally not be subject to U.S. federal income tax on its earnings. Because of these distribution requirements, it is not likely that the Company will be able to fund all future capital needs, including for acquisitions, from income from operations. The Company therefore will have to rely on third-party sources of debt and equity capital financing, which may or may not be available on favorable terms or at all. The Company’s access to third-

party sources of capital depends on a number of things, including conditions in the capital markets generally and the market’s perception of its growth potential and its current and potential future earnings. As a result of the current credit crisis, it may be difficult for the Company to meet one or more of the requirements for qualification as a REIT, including but not limited to its distribution requirement. Moreover, additional equity offerings may result in substantial dilution of stockholders’ interests, and additional debt financing may substantially increase the Company’s leverage.

The Company’s Qualification as a REIT is Dependent on Compliance With U.S. Federal Income Tax Requirements.

The Company believes it has been organized and operated in a manner so as to qualify for taxation as a REIT, and it intends to continue to operate so as to qualify as a REIT for U.S. federal income tax purposes. Qualification as a REIT for U.S. federal income tax purposes, however, is governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. In connection with certain transactions, the Company has received, and relied upon, advice of counsel as to the impact of such transactions on its qualification as a REIT. The Company’s qualification as a REIT requires analysis of various facts and circumstances that may not be entirely within its control, and it cannot provide any assurance that the Internal Revenue Service (the “IRS”) will agree with its analysis or the analysis of its tax counsel. In particular, the proper federal income tax treatment of right-to-use membership contracts is uncertain and there is no assurance that the IRS will agree with the Company’s treatment of such contracts. If the IRS were to disagree with the Company’s analysis or its tax counsel’s analysis of various facts and circumstances, the Company’s ability to qualify as a REIT could be adversely affected. Such matters could affect the Company’s qualification as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the U.S. federal income tax consequences of qualification as a REIT.

If, with respect to any taxable year, the Company failed to maintain the Company’s qualification as a REIT (and if specified relief provisions under the Code were not applicable to such disqualification), it could not deduct distributions to stockholders in computing its net taxable income and it would be subject to U.S. federal income tax on its net taxable income at regular corporate rates. Any U.S. federal income tax payable could include applicable alternative minimum tax. If the Company had to pay U.S. federal income tax, the amount of money available to distribute to stockholders and pay indebtedness would be reduced for the year or years involved, and the Company would no longer be required to distribute money to stockholders. In addition, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost, unless it was entitled to relief under the relevant statutory provisions. Although the Company currently intends to operate in a manner designed to allow the Company to qualify as a REIT, future economic, market, legal, tax or other considerations may cause it to revoke the REIT election.

Interpretation of and Changes to Accounting Policies and Standards Could Adversely Affect the Company’s Reported Financial Results.

The Company’s Accounting Policies and Methods Are the Basis on Which It Reports Its Financial Condition and Results of Operations, and They May Require Management to Make Estimates About Matters that Are Inherently Uncertain.  The Company’s accounting policies and methods are fundamental to the manner in which it records and reports its financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report the Company’s financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in reporting materially different amounts than would have been reported under a different alternative.

Changes in Accounting Standards Could Adversely Affect The Company’s Reported Financial Results.  The bodies that set accounting standards for public companies, including the Financial Accounting Standards Board (“FASB”), the SEC and others, periodically change or revise existing interpretations of the accounting and reporting standards that govern the way that the Company reports its financial condition, results of operations, and cash flows. These changes can be difficult to predict and can materially impact the Company’s reported financial results. In some cases, the Company could be required to apply a new or revised accounting standard, or a revised interpretation of an accounting standard, retroactively, which could have a negative impact on reported results or result in the restatement of the Company’s financial statements for prior periods.

The Company’s Accounting Policies for the Entering Right-To-Use Contracts Will Result in a Substantial Deferral of Revenue in its Financial Results.  Beginning August 14, 2008, the Company began entering right-to-use contracts. Customers who enter upgraded right-to-use contracts are generally required to make an upfront nonrefundable payment to the Company. The Company incurs significant selling and marketing expenses to originate the right-to-use contracts, and the majority of expenses must be expensed in the period incurred, while the related revenues and commissions are generally deferred and recognized over the expected life of the contract, which is estimated based upon historical attrition rates. The expected life of a right-to-use contract is currently estimated to be between one and 31 years. As a result, the Company may incur a loss from entering right-to-use contracts, build up a substantial deferred revenue liability balance, and recognize substantial non-cash revenue in the years subsequent to originally entering the contracts. This accounting may make it difficult for investors to interpret the financial results from the entry of right-to-use contracts. In 2008, the Company submitted correspondence to the Office of the Chief Accountant at the SEC describing the right-to-use contracts and subsequently discussed the revenue recognition policy with respect to the contracts with the SEC. The SEC does not object to the Company’s application of the Codification Topic “Revenue Recognition” (“FASB ASC 605”) with respect to the deferral of the upfront nonrefundable payments received from the entry of right-to-use contracts. See Note 2(n) in the Notes to Consolidated Financial Statements contained in this Form 10-K for the Company’s revenue recognition policy.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

General

The Company’s Properties provide attractive amenities and common facilities that create a comfortable and attractive home for its customers, with most offering a clubhouse, a swimming pool, laundry facilities and cable television service. Many also offer additional amenities such as sauna/whirlpool spas, golf courses, tennis, shuffleboard and basketball courts, exercise rooms and various social activities such as concerts. Since most of the Company’s customers generally rent its sites on a long-term basis, it is their responsibility to maintain their homes and the surrounding area. It is the Company’s role to ensure that customers comply with its Property policies and to provide maintenance of the common areas, facilities and amenities. The Company holds periodic meetings with its Property management personnel for training and implementation of its strategies. The Properties historically have had, and the Company believes they will continue to have, low turnover and high occupancy rates.

Property Portfolio

As of December 31, 2010, the Company owned or had an ownership interest in a portfolio of 307 Properties located throughout the United States and British Columbia containing 111,002 residential sites.

The distribution of the Company’s Properties throughout the United States reflects its belief that geographic diversification helps to insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where its Properties are located and will also consider acquisitions of Properties outside such markets. Refer to Note 2(c) of the Notes to Consolidated Financial Statements contained in this Form 10-K.

Bay Indies, located in Venice, Florida, and Viewpoint, located in Mesa, Arizona, the Company’s two largest properties as determined by property operating revenues, each accounted for approximately 2.0% of its total property operating revenues, including deferrals, for the year ended December 31, 2010.

The following table sets forth certain information relating to the Properties the Company owned as of December 31, 2010, categorized according to major markets and excluding Properties owned through joint ventures.

											Total
										Total	Number of	Annual	Annual
								Develo-		Number	Annual	Site	Site	Annual	Annual
								pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
								Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	Acres(c)		(d)	Sites(e)	12/31/10	12/31/10	12/31/10	12/31/09	12/31/10	12/31/09

Florida
East Coast:
Sunshine Key	38801 Overseas Hwy	Big Pine Key	FL	33043	RV	54				409	64	100.0%	100.0%	$9,735	$9,128
Carriage Cove	Five Carriage Cove Way	Daytona Beach	FL	32119	MH	59				418	418	91.6%	90.2%	$5,571	$5,604
Coquina Crossing	4536 Coquina Crossing Dr.	Elkton	FL	32033	MH	316		26	145	564	564	93.3%	92.9%	$5,747	$5,459
Bulow Plantation	3165 Old Kings Road South	Flagler Beach	FL	32136	MH	323		181	722	276	276	98.2%	98.2%	$5,808	$5,734
Bulow RV	3345 Old Kings Road South	Flagler Beach	FL	32136	RV	(f	)			352	77	100.0%	100.0%	$5,403	$5,109
Carefree Cove	3273 N.W. 37th St	Ft. Lauderdale	FL	33309	MH	20				164	164	93.9%	93.3%	$6,568	$6,470
Park City West	10550 W. State Road 84	Ft. Lauderdale	FL	33324	MH	60				363	363	91.7%	89.5%	$6,205	$5,882
Sunshine Holiday MH	2802 W. Oakland Park Blvd.	Ft. Lauderdale	FL	33311	MH	32				274	274	86.9%	82.8%	$6,097	$6,195
Sunshine Holiday RV	2802 W. Oakland Park Blvd.	Ft. Lauderdale	FL	33311	RV	(f	)			131	35	100.0%	100.0%	$5,874	$5,658
Maralago Cay	6280 S. Ash Lane	Lantana	FL	33462	MH	102		5		603	603	91.0%	90.9%	$7,601	$7,347
Coral Cay	2801 NW 62nd Avenue	Margate	FL	33063	MH	121				819	819	89.1%	86.7%	$6,312	$6,094
Lakewood Village	3171 Hanson Avenue	Melbourne	FL	32901	MH	68				349	349	86.5%	87.7%	$5,919	$5,892
Holiday Village	1335 Fleming Ave Box 228	Ormond Beach	FL	32174	MH	43				301	301	87.7%	87.7%	$4,755	$4,866
Sunshine Holiday	1701 North US Hwy 1	Ormond Beach	FL	32174	RV	69				349	131	100.0%	100.0%	$4,854	$4,590
The Meadows	2555 PGA Boulevard	Palm Beach Gardens	FL	33410	MH	55				379	379	85.0%	84.4%	$6,863	$6,439
Breezy Hill RV	800 NE 48th Street	Pompano Beach	FL	33064	RV	52				762	356	100.0%	100.0%	$6,265	$5,999
Highland Wood RV	900 NE 48th Street	Pompano Beach	FL	33064	RV	15				148	16	100.0%	100.0%	$5,301	$5,184
Lighthouse Pointe	155 Spring Drive	Port Orange	FL	32129	MH	64				433	433	85.9%	85.7%	$5,054	$4,932
Pickwick	4500 S. Clyde Morris Blvd	Port Orange	FL	32119	MH	84		4		432	432	99.8%	100.0%	$5,355	$5,111
Indian Oaks	780 Barnes Boulevard	Rockledge	FL	32955	MH	38				208	208	100.0%	100.0%	$4,465	$4,411
Countryside at Vero Beach	8775 20th Street	Vero Beach	FL	32966	MH	125				644	644	89.6%	89.8%	$5,583	$5,646
Heritage Plantation	1101 Ranch Road	Vero Beach	FL	32966	MH	64				435	435	82.8%	83.7%	$5,698	$5,550
Holiday Village	1000 S.W. 27th Avenue	Vero Beach	FL	32968	MH	20				128	128	9.4%	17.2%	$3,996	$3,959
Sunshine Travel	9455 108th Avenue	Vero Beach	FL	32967	RV	30		6	48	300	156	100.0%	100.0%	$4,848	$4,533
Central:
Clerbrook	20005 U.S. Highway 27	Clermont	FL	34711	RV	288				1,255	443	100.0%	100.0%	$4,352	$4,323
Lake Magic	9600 Hwy 192 West	Clermont	FL	34714	RV	69				471	132	100.0%	100.0%	$4,371	$4,303
Orlando	2110 US Highway 27 S	Clermont	FL	34714	RV	270		30	136	850	98	100.0%	100.0%	$3,358	$3,290
Southern Palms	One Avocado Lane	Eustis	FL	32726	RV	120				950	354	100.0%	100.0%	$4,267	$4,087
Grand Island	13310 Sea Breeze Lane	Grand Island	FL	32735	MH	35				362	362	60.2%	58.8%	$5,059	$5,169
Sherwood Forest	5302 W. Irlo Bronson Hwy	Kissimmee	FL	34746	MH	124				769	769	94.5%	93.4%	$5,269	$5,119
Sherwood Forest RV	5300 W. Irlo Bronson Hwy	Kissimmee	FL	34746	RV	107		43	149	513	143	100.0%	100.0%	$4,665	$4,907
Tropical Palms (g)	2650 Holiday Trail	Kissimmee	FL	34746	RV	59				541	—	—	—	—	—
Coachwood Colony	2610 Dogwood Place	Leesburg	FL	34748	MH	29				202	202	89.6%	87.6%	$3,833	$3,882
Mid-Florida Lakes	199 Forest Dr.	Leesburg	FL	34788	MH	290				1,225	1,225	82.3%	80.7%	$5,604	$5,616
Southernaire	1700 Sanford Road	Mt. Dora	FL	32757	MH	14				114	114	310.0%	80.7%	$3,724	$3,616
Oak Bend	10620 S.W. 27th Ave.	Ocala	FL	34476	MH	62		3		262	262	88.9%	89.3%	$4,856	$4,620
Villas at Spanish Oaks	3150 N.E. 36th Avenue	Ocala	FL	34479	MH	69				459	459	87.6%	87.4%	$4,726	$4,588

										Total
									Total	Number of	Annual	Annual
							Develo-		Number	Annual	Site	Site	Annual	Annual
							pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
							Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	Acres(c)	(d)	Sites(e)	12/31/10	12/31/10	12/31/10	12/31/09	12/31/10	12/31/09

Three Flags RV Resort	1755 E State Rd 44	Wildwood	FL	34785	RV	23			221	—	—	—	—	—
Winter Garden	13905 W. Colonial Dr.	Winter Garden	FL	34787	RV	27			350	124	100.0%	100.0%	$4,437	$4,183
Gulf Coast
(Tampa/Naples):
Toby’s RV	3550 N.E. Hwy 70	Arcadia	FL	34266	RV	44			379	289	100.0%	100.0%	$2,613	$2,487
Manatee	800 Kay Road NE	Bradenton	FL	34212	RV	42			415	217	100.0%	100.0%	$4,998	$4,635
Windmill Manor	5320 53rd Ave. East	Bradenton	FL	34203	MH	49			292	292	95.5%	95.9%	$5,766	$5,426
Glen Ellen	2882 Gulf to Bay Blvd	Clearwater	FL	33759	MH	12			106	106	88.7%	86.8%	$4,977	$4,907
Hillcrest	2346 Druid Road East	Clearwater	FL	33764	MH	25			278	278	92.8%	92.1%	$4,916	$4,782
Holiday Ranch	4300 East Bay Drive	Clearwater	FL	33764	MH	12			150	150	86.7%	86.0%	$4,689	$4,365
Silk Oak	28488 US Highway 19 N	Clearwater	FL	33761	MH	19			181	181	87.3%	89.5%	$5,000	$4,899
Crystal Isles	11419 W. Ft. Island Drive	Crystal River	FL	34429	RV	32			260	50	100.0%	100.0%	$5,175	$4,996
Lake Haven	1415 Main Street	Dunedin	FL	34698	MH	48			379	379	88.1%	88.4%	$5,492	$6,584
Fort Myers Beach Resort	16299 San Carlos Blvd.	Fort Myers	FL	33908	RV	31			306	86	100.0%	100.0%	$5,961	$5,728
Gulf Air Resort	17279 San Carlos Blvd. SW	Fort Myers	FL	33931	RV	25			246	159	100.0%	100.0%	$5,111	$4,849
Barrington Hills	9412 New York Avenue	Hudson	FL	34667	RV	28			392	260	100.0%	100.0%	$3,195	$3,046
Down Yonder	7001 N. 142nd Avenue	Largo	FL	33771	MH	50			361	361	98.1%	97.5%	$6,601	$6,351
East Bay Oaks	601 Starkey Road	Largo	FL	33771	MH	40			328	328	96.3%	96.3%	$5,028	$4,795
Eldorado Village	2505 East Bay Drive	Largo	FL	33771	MH	25			227	227	98.2%	96.9%	$5,021	$4,872
Shangri La	249 Jasper Street N.W.	Largo	FL	33770	MH	14			160	160	78.8%	81.3%	$4,810	$4,825
Vacation Village	6900 Ulmerton Road	Largo	FL	33771	RV	29			293	182	100.0%	100.0%	$4,381	$4,230
Pasco	21632 State Road 54	Lutz	FL	33549	RV	27			255	176	100.0%	100.0%	$3,664	$3,575
Buccaneer	2210 N. Tamiami Trail N.E.	N. Ft. Myers	FL	33903	MH	223	39	162	971	971	98.4%	98.5%	$6,189	$5,897
Island Vista MHC	3000 N. Tamiami Trail	N. Ft. Myers	FL	33903	MH	121			616	616	76.1%	82.1%	$4,097	$3,908
Lake Fairways	19371 Tamiami Trail	N. Ft. Myers	FL	33903	MH	259			896	896	99.6%	99.7%	$6,242	$6,087
Pine Lakes	10200 Pine Lakes Blvd.	N. Ft. Myers	FL	33903	MH	314			584	584	100.0%	100.0%	$7,304	$7,233
Pioneer Village	7974 Samville Rd.	N. Ft. Myers	FL	33917	RV	90			733	374	100.0%	100.0%	$4,329	$4,077
The Heritage	3000 Heritage Lakes Blvd.	N. Ft. Myers	FL	33917	MH	214	22	132	453	453	98.2%	98.0%	$5,495	$5,362
Windmill Village	16131 N. Cleveland Ave.	N. Ft. Myers	FL	33903	MH	69			491	491	89.8%	88.6%	$5,006	$4,906
Country Place	2601 Country Place Blvd.	New Port Richey	FL	34655	MH	82			515	515	80.2%	99.6%	$5,199	$5,053
Hacienda Village	7107 Gibraltar Ave	New Port Richey	FL	34653	MH	66			505	505	96.6%	96.4%	$5,107	$5,058
Harbor View	6617 Louisna Ave	New Port Richey	FL	34653	MH	69			471	471	98.3%	98.1%	$4,322	$4,255
Bay Lake Estates	1200 East Colonia Lane	Nokomis	FL	34275	MH	34			228	228	94.3%	94.7%	$6,320	$5,955
Royal Coachman	1070 Laurel Road East	Nokomis	FL	34275	RV	111			546	437	100.0%	100.0%	$6,373	$6,139
Silver Dollar	12515 Silver Dollar Drive	Odessa	FL	33556	RV	412			459	394	100.0%	100.0%	$5,676	$5,323
Terra Ceia	9303 Bayshore Road	Palmetto	FL	34221	RV	18			203	140	100.0%	100.0%	$3,730	$3,581
Lakes at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	122			424	424	93.6%	93.4%	$4,320	$4,190
Meadows at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	140	13	110	799	799	95.7%	95.6%	$5,128	$5,008
Oaks at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	44			168	168	75.6%	76.2%	$4,352	$4,290
Harbor Lakes	3737 El Jobean Road #294	Port Charlotte	FL	33953	RV	80			528	298	100.0%	100.0%	$4,744	$4,555
Gulf View	10205 Burnt Store Road	Punta Gorda	FL	33950	RV	78			206	53	100.0%	100.0%	$4,568	$4,505
Tropical Palms	17100 Tamiami Trail	Punta Gorda	FL	33955	MH	50			294	294	88.1%	88.1%	$3,565	$3,473
Winds of St. Armands No.	4000 N. Tuttle Ave.	Sarasota	FL	34234	MH	74			471	471	95.5%	94.9%	$6,501	$6,427
Winds of St. Armands So.	3000 N. Tuttle Ave.	Sarasota	FL	34234	MH	61			306	306	98.7%	98.4%	$6,593	$6,291
Peace River	2555 US Highway 17	South Wauchula	FL	33873	RV	72	38		454	44	100.0%	100.0%	$1,977	$1,979

											Total
										Total	Number of	Annual	Annual
								Develo-		Number	Annual	Site	Site	Annual	Annual
								pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
								Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	Acres(c)		(d)	Sites(e)	12/31/10	12/31/10	12/31/10	12/31/09	12/31/10	12/31/09

Topics	13063 County Line Road	Spring Hill	FL	34609	RV	35				230	190	100.0%	100.0%	$3,121	$3,022
Pine Island	5120 Stringfellow Road	St. James City	FL	33956	RV	31				363	89	100.0%	100.0%	$5,030	$4,927
Bay Indies	950 Ridgewood Ave	Venice	FL	34285	MH	210				1,309	1,309	94.3%	93.1%	$7,353	$7,127
Ramblers Rest	1300 North River Rd.	Venice	FL	34293	RV	117				647	416	100.0%	100.0%	$4,947	$4,747
Sixth Avenue	39345 6th Avenue	Zephyrhills	FL	33542	MH	14				140	140	86.4%	87.1%	$2,534	$2,468

Total Florida Market:						7,162		410	1,604	36,803	28,269	92.6%	92.7%	$5,448	$5,307
California
Northern California:
Monte del Lago	13100 Monte del Lago	Castroville	CA	95012	MH	54				310	310	93.5%	95.5%	$12,687	$12,679
Colony Park	3939 Central Avenue	Ceres	CA	95307	MH	20				186	186	93.5%	94.1%	$6,837	$6,417
Russian River	33655 Geysers Rd	Cloverdale	CA	95425	RV	41				135	5	100.0%	100.0%	$2,575	$2,468
Snowflower	41776 Yuba Gap Dr	Emigrant Gap	CA	95715	RV	551		200		268	—	—	—	—	—
Four Seasons	3138 West Dakota	Fresno	CA	93722	MH	40				242	242	88.8%	90.5%	$4,315	$4,194
Yosemite Lakes	31191 Harden Flat Rd	Groveland	CA	95321	RV	403		30	111	299	1	100.0%	—	$1,931	—
Tahoe Valley (b)	1175 Melba Drive	Lake Tahoe	CA	96150	RV	86		20	200	413	—	—	—	—	—
Sea Oaks	1675 Los Osos Valley Rd., #221	Los Osos	CA	93402	MH	18				125	125	98.4%	98.4%	$6,045	$6,063
Ponderosa	7291 Highway 49	Lotus	CA	95651	RV	22				170	10	100.0%	100.0%	$2,722	$2,616
Turtle Beach	703 E Williamson Rd	Manteca	CA	95337	RV	39				79	13	100.0%	100.0%	$3,135	$2,979
Coralwood(b)	331 Coralwood	Modesto	CA	95356	MH	22				194	194	73.2%	76.3%	$8,569	$8,587
Lake Minden	1256 Marcum Rd	Nicolaus	CA	95659	RV	165		82	540	323	8	100.0%	100.0%	$2,734	$2,710
Lake of the Springs	14152 French Town Rd	Oregon House	CA	95962	RV	954		507	1,014	541	56	100.0%	100.0%	$2,413	$2,233
Concord Cascade	245 Aria Drive	Pacheco	CA	94553	MH	31				283	283	99.6%	98.9%	$8,029	$7,842
San Francisco RV	700 Palmetto Ave	Pacifica	CA	94044	RV	12				182	—	—	—	—	—
Quail Meadows	5901 Newbrook Drive	Riverbank	CA	95367	MH	20				146	146	90.4%	94.5%	$8,182	$8,157
California Hawaiian	3637 Snell Avenue	San Jose	CA	95136	MH	50				418	418	100.0%	98.6%	$10,733	$10,573
Sunshadow(b)	1350 Panoche Avenue	San Jose	CA	95122	MH	30				121	121	98.3%	98.3%	$10,400	$10,143
Village of the Four Seasons	200 Ford Road	San Jose	CA	95138	MH	30				271	271	97.4%	94.5%	$9,954	$9,610
Westwinds (4 Properties)(b)	500 Nicholson Lane	San Jose	CA	95134	MH	88				723	723	96.4%	93.1%	$11,527	$11,137
Laguna Lake	1801 Perfumo Canyon Road	San Luis Obispo	CA	93405	MH	100				300	300	99.7%	99.3%	$5,895	$5,694
Contempo Marin	400 Yosemite Road	San Rafael	CA	94903	MH	63				396	396	98.2%	97.5%	$9,202	$8,789
DeAnza Santa Cruz	2395 Delaware Avenue	Santa Cruz	CA	95060	MH	30				198	198	92.9%	93.9%	$12,166	$11,280
Santa Cruz Ranch RV
Resort	917 Disc Drive	Scotts Valley	CA	95066	RV	7				106	—	—	—	—	—
Royal Oaks	415 Akers Drive N.	Visalia	CA	93291	MH	20				149	149	97.3%	98.7%	$5,702	$5,696
Southern California:
Soledad Canyon	4700 Crown Valley Rd	Acton	CA	93510	RV	273				1,251	43	100.0%	100.0%	$2,872	$2,887
Date Palm Country Club(b)	36-200 Date Palm Drive	Cathedral City	CA	92234	MH	232		3	24	538	538	96.1%	97.6%	$11,481	$11,186
Date Palm RV	36-100 Date Palm Drive	Cathedral City	CA	92234	RV	(f	)			140	—	—	—	—	—
Oakzanita	11053 Highway 79	Descanso	CA	91916	RV	145		5		146	12	100.0%	100.0%	$2,975	$2,895
Rancho Mesa	450 East Bradley Ave.	El Cajon	CA	92021	MH	20				158	158	68.4%	69.0%	$11,293	$11,413
Rancho Valley	12970 Hwy 8 Business	El Cajon	CA	92021	MH	19				140	140	97.9%	97.9%	$11,383	$11,498
Royal Holiday	4400 W Florida Ave	Hemet	CA	92545	MH	22				196	196	60.7%	63.3%	$5,177	$4,882
Idyllwild	24400 Canyon Trail Drive	Idyllwild	CA	92549	RV	191				287	28	100.0%	100.0%	$2,351	$2,424
Pio Pico	14615 Otay Lakes Rd	Jamul	CA	91935	RV	176		10		512	80	100.0%	100.0%	$3,723	$3,509
Wilderness Lakes	30605 Briggs Rd	Menifee	CA	92584	RV	73				529	28	100.0%	100.0%	$3,717	$3,774
Morgan Hill	12895 Uvas Rd	Morgan Hill	CA	95037	RV	62				339	15	100.0%	100.0%	$3,292	$3,191
Pacific Dunes Ranch	1205 Silver Spur Place	Oceana	CA	93445	RV	48				215	—	—	—	—	—
San Benito	16225 Cienega Rd	Paicines	CA	95043	RV	199		23		523	20	100.0%	100.0%	$2,746	$2,647
Palm Springs	77500 Varner Rd	Palm Desert	CA	92211	RV	35				401	45	100.0%	100.0%	$3,329	$3,311
Las Palmas	1025 S. Riverside Ave.	Rialto	CA	92376	MH	18				136	136	99.3%	100.0%	$5,989	$5,713

										Total
									Total	Number of	Annual	Annual
							Develo-		Number	Annual	Site	Site	Annual	Annual
							pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
							Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	Acres(c)	(d)	Sites(e)	12/31/10	12/31/10	12/31/10	12/31/09	12/31/10	12/31/09

Parque La Quinta	350 S. Willow Ave. #120	Rialto	CA	92376	MH	19			166	166	99.4%	100.0%	$5,927	$5,698
Rancho Oso	3750 Paradise Rd	Santa Barbara	CA	93105	RV	310	40		187	18	100.0%	100.0%	$3,329	$3,229
Meadowbrook	8301 Mission Gorge Rd.	Santee	CA	92071	MH	43			338	338	99.1%	99.4%	$8,668	$9,018
Lamplighter	10767 Jamacha Blvd.	Spring Valley	CA	91978	MH	32			270	270	98.1%	95.6%	$12,206	$11,828
Santiago Estates	13691 Gavina Ave. #632	Sylmar	CA	91342	MH	113	9		300	300	100.0%	100.0%	$11,574	$11,031

Total California Market						4,926	929	1,889	13,350	6,686	94.8%	94.8%	$9,123	$8,898
Arizona
Countryside RV	2701 S. Idaho Rd	Apache Junction	AZ	85219	RV	53			560	311	100.0%	100.0%	$2,988	$3,022
Golden Sun RV	999 W Broadway Ave	Apache Junction	AZ	85220	RV	33			329	229	100.0%	100.0%	$2,803	$2,998
Valley Vista(a)	1060 S. Highway 80	Benson	AZ	85602	RV	6			145	—	—	—	—	—
Casita Verde RV	2200 N. Trekell Rd.	Casa Grande	AZ	85222	RV	14			192	102	100.0%	100.0%	$2,358	$2,309
Fiesta Grande RV	1511 East Florence Blvd.	Casa Grande	AZ	85222	RV	77			767	510	100.0%	100.0%	$2,829	$2,719
Foothills West RV	10167 N. Encore Dr.	Casa Grande	AZ	85222	RV	16			188	119	100.0%	100.0%	$2,271	$2,299
Verde Valley	6400 Thousand Trails Rd, SP # 16	Cottonwood	AZ	86326	RV	273	129	515	352	39	100.0%	100.0%	$2,872	$2,685
Casa del Sol East II	10960 N. 67th Avenue	Glendale	AZ	85304	MH	29			239	239	85.8%	84.1%	$6,869	$6,756
Casa del Sol East III	10960 N. 67th Avenue	Glendale	AZ	85304	MH	28			236	236	79.7%	78.8%	$6,851	$6,912
Palm Shadows	7300 N. 51st. Avenue	Glendale	AZ	85301	MH	33			294	294	94.2%	90.5%	$5,390	$5,484
Monte Vista	8865 E. Baseline Road	Mesa	AZ	85209	RV	142	56	515	832	761	100.0%	100.0%	$5,535	$5,295
Viewpoint	8700 E. University	Mesa	AZ	85207	RV	332	55	467	1,954	1,549	100.0%	100.0%	$5,125	$4,873
Hacienda de Valencia	201 S. Greenfield Rd.	Mesa	AZ	85206	MH	51			365	365	99.2%	96.7%	$6,051	$6,016
The Highlands at
Brentwood	120 North Val Vista Drive	Mesa	AZ	85213	MH	45			268	268	99.6%	99.3%	$6,797	$6,635
The Mark	625 West McKellips	Mesa	AZ	85201	MH	60	4		410	410	71.2%	64.1%	$4,506	$5,656
Apollo Village	10701 N. 99th Ave.	Peoria	AZ	85345	MH	29	3		238	238	97.9%	97.1%	$5,313	$5,194
Casa del Sol West I	11411 N. 91st Avenue	Peoria	AZ	85345	MH	31			245	245	96.7%	94.7%	$6,480	$6,273
Carefree Manor	19602 N. 32nd Street	Phoenix	AZ	85050	MH	16			130	130	99.2%	97.7%	$5,124	$4,832
Central Park	205 West Bell Road	Phoenix	AZ	85023	MH	37			293	293	100.0%	99.3%	$6,203	$5,992
Desert Skies	19802 N. 32 Street	Phoenix	AZ	85024	MH	24			165	165	99.4%	99.4%	$5,595	$5,306
Sunrise Heights	17801 North 16th Street	Phoenix	AZ	85022	MH	28			199	199	99.5%	98.0%	$5,912	$5,733
Whispering Palms	19225 N. Cave Creek Rd.	Phoenix	AZ	85024	MH	15			116	116	100.0%	96.6%	$4,794	$4,644
Desert Vista (a)	64812 Harcuvar	Salome	AZ	85348	RV	10			125	1	100.0%	—	$2,258	—
Sedona Shadows	6770 W. U.S. Hwy 89A	Sedona	AZ	86336	MH	48	6	10	198	198	100.0%	99.5%	$7,793	$7,503
Venture In	270 N. Clark Rd.	Show Low	AZ	85901	RV	26			389	276	100.0%	100.0%	$2,927	$2,835
Paradise	10950 W. Union Hill Drive	Sun City	AZ	85373	RV	80			950	806	100.0%	100.0%	$4,169	$3,957
The Meadows	2401 W. Southern Ave.	Tempe	AZ	85282	MH	60			391	391	99.2%	97.2%	$6,543	$6,430
Fairview Manor	3115 N. Fairview Avenue	Tucson	AZ	85705	MH	28			237	237	86.9%	81.9%	$4,738	$4,564
Araby	6649 E. 32nd. St.	Yuma	AZ	85365	RV	25			337	297	100.0%	100.0%	$3,254	$3,123
Cactus Gardens	10657 S. Ave. 9-E	Yuma	AZ	85365	RV	43			430	301	100.0%	100.0%	$2,178	$2,120
Capri RV	3380 South 4th Ave	Yuma	AZ	85365	RV	20			303	251	100.0%	100.0%	$2,890	$2,795
Desert Paradise	10537 South Ave., 9E	Yuma	AZ	85365	RV	26			260	129	100.0%	100.0%	$2,251	$2,170
Foothill	12705 E. South Frontage Rd.	Yuma	AZ	85367	RV	18			180	76	100.0%	100.0%	$2,206	$2,131
Mesa Verde	3649 & 3749 South 4th Ave.	Yuma	AZ	85365	RV	28			345	310	100.0%	100.0%	$2,789	$2,679
Suni Sands	1960 East 32nd Street	Yuma	AZ	85365	RV	34			336	204	100.0%	100.0%	$2,659	$2,607

Total Arizona Market						1,818	253	1,507	12,998	10,295	97.4%	96.4%	$4,652	$4,551
Colorado
Hillcrest Village	1600 Sable Boulevard	Aurora	CO	80011	MH	72			601	601	88.4%	83.7%	$7,032	$6,771
Cimarron	12205 North Perry	Broomfield	CO	80020	MH	50			327	327	79.8%	81.7%	$6,870	$6,756
Holiday Village,	3405 Sinton Road	Co. Springs	CO	80907	MH	38			240	240	70.4%	73.3%	$6,946	$6,869
Bear Creek	3500 South King Street	Denver	CO	80236	MH	12			124	124	88.7%	89.5%	$6,738	$6,659

											Total
										Total	Number of	Annual	Annual
								Develo-		Number	Annual	Site	Site	Annual	Annual
								pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
								Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	Acres(c)		(d)	Sites(e)	12/31/10	12/31/10	12/31/10	12/31/09	12/31/10	12/31/09

Holiday Hills	2000 West 92nd Avenue	Denver	CO	80260	MH	99				736	736	78.9%	81.8%	$6,723	$6,654
Golden Terrace	17601 West Colfax Ave.	Golden	CO	80401	MH	32				265	265	80.8%	80.8%	$7,485	$7,293
Golden Terrace South	17601 West Colfax Ave.	Golden	CO	80401	MH	15				80	80	63.8%	60.0%	$7,311	$7,146
Golden Terrace South RV	17801 West Colfax Ave.	Golden	CO	80401	RV	(f	)			80	—	—	—	—	—
Golden Terrace West	17601 West Colfax Ave.	Golden	CO	80401	MH	39		7		316	316	73.1%	76.6%	$7,273	$7,112
Pueblo Grande	999 Fortino Blvd. West	Pueblo	CO	81008	MH	33				251	251	74.1%	79.7%	$4,249	$4,046
Woodland Hills	1500 W. Thornton Pkwy.	Thorton	CO	80260	MH	55				434	434	77.2%	80.2%	$6,726	$6,464

Total Colordao Market						445		7	0	3,454	3,374	79.1%	80.3%	$6,761	$6,583
Northeast
Waterford	205 Joan Drive	Bear	DE	19701	MH	159				731	731	96.4%	96.4%	$6,570	$6,300
Whispering Pines	32045 Janice Road	Lewes	DE	19958	MH	67		2		393	393	82.7%	80.7%	$5,051	$4,842
Mariners Cove	35356 Sussex Lane #1	Millsboro	DE	19966	MH	101				375	375	97.6%	96.8%	$7,058	$6,926
Aspen Meadows	303 Palace Lane	Rehoboth	DE	19971	MH	46				200	200	100.0%	100.0%	$5,574	$5,476
Camelot Meadows	303 Palace Lane	Rehoboth	DE	19971	MH	61				301	301	100.0%	100.0%	$5,210	$5,157
McNicol	303 Palace Lane	Rehoboth	DE	19971	MH	25				93	93	97.8%	98.9%	$4,941	$4,865
Sweetbriar	83 Big Burn Lane	Rehoboth	DE	19958	MH	38				146	146	98.6%	98.6%	$4,853	$4,872
Gateway to Cape Cod	90 Stevens Rd PO Box 217	Rochester	MA	02770	RV	80				194	35	100.0%	100.0%	$1,755	$1,672
Old Chatham RV	310 Old Chatham Road	South Dennis	MA	02660	RV	47		11		312	271	100.0%	100.0%	$3,820	$3,621
Sturbridge	19 Mashapaug Rd	Sturbridge	MA	01566	RV	223				155	17	100.0%	100.0%	$2,510	$2,092
Mount Desert Narrows	1219 State Highway 3	Bar Harbor	ME	04609	RV	90		12		206	9	100.0%	100.0%	$2,152	$2,600
Patten Pond	1470 Bucksport Road	Ellsworth	ME	04605	RV	43		60		137	29	100.0%	100.0%	$1,616	$2,248
Moody Beach	266 Post Road	Moody	ME	04054	RV	48				203	55	100.0%	100.0%	$2,946	$2,621
Pinehurst RV Park	7 Oregon Avenue, P.O. Box 174	Old Orchard Beach	ME	04064	RV	58				550	483	100.0%	100.0%	$3,141	$2,782
Narrows Too	1150 Bar Harbor Road	Trenton	ME	04605	RV	42				207	20	100.0%	100.0%	$1,848	$2,357
Forest Lake	192 Thousand Trails Dr	Advance	NC	27006	RV	306		81		305	32	100.0%	100.0%	$2,196	$2,117
Scenic	1314 Tunnel Rd.	Asheville	NC	28805	MH	28				205	205	78.5%	77.1%	$3,923	$3,790
Waterway RV	850 Cedar Point Blvd.	Cedar Point	NC	28584	RV	27				336	322	100.0%	100.0%	$3,587	$3,458
Twin Lakes	1618 Memory Lane	Chocowinity	NC	27817	RV	132				419	321	100.0%	100.0%	$2,970	$2,765
Green Mountain Park	2495 Dimmette Rd	Lenoir	NC	28645	RV	1,077		400	360	447	85	100.0%	100.0%	$1,312	$1,001
Lake Gaston	561 Fleming Dairy Road	Littleton	NC	27850	RV	69				235	112	100.0%	100.0%	$2,273	$1,960
Lake Myers RV	2862 US Highway 64 West	Mocksville	NC	27028	RV	74				425	308	100.0%	100.0%	$2,233	$2,070
Goose Creek	350 Red Barn Road	Newport	NC	28570	RV	92		6	51	735	644	100.0%	100.0%	$3,872	$3,519
Sandy Beach RV	677 Clement Hill Road	Contoocook	NH	03229	RV	40				190	103	100.0%	100.0%	$3,334	$3,213
Tuxbury Resort	88 Whitehall Road	South Hampton	NH	03827	RV	193		100		305	190	100.0%	100.0%	$3,125	$2,903
Lake & Shore	545 Corson Tavern Rd	Ocean View	NJ	08230	RV	162				401	196	100.0%	100.0%	$3,780	$3,754
Chestnut Lake	631 Chestnut Neck Rd	Port Republic	NJ	08241	RV	32				185	38	100.0%	100.0%	$2,247	$1,838
Sea Pines	US Route #9 Box 1535	Swainton	NJ	08210	RV	75				549	203	100.0%	100.0%	$3,032	$2,732
Rondout Valley Resort	105 Mettachonts Rd	Accord	NY	12404	RV	184		94		398	40	100.0%	100.0%	$2,849	$2,759
Alpine Lake	78 Heath Road	Corinth	NY	12822	RV	200		54		500	294	100.0%	100.0%	$2,857	$2,768
Lake George Escape	175 E. Schroon River Road, P.O. Box 431	Lake George	NY	12845	RV	178		30		576	23	100.0%	100.0%	$4,995	$4,710
Greenwood Village	370 Chapman Boulevard	Manorville	NY	11949	MH	79		14	7	512	512	100.0%	100.0%	$7,463	$7,098
Brennan Beach	80 Brennan Beach	Pulaski	NY	13142	RV	201				1,377	1,174	100.0%	100.0%	$2,079	$1,993
Lake George Schroon
Valley	1730 Schroon River Rd	Warrensburg	NY	12885	RV	151				151	25	100.0%	100.0%	$2,337	$2,403

										Total
									Total	Number of	Annual	Annual
							Develo-		Number	Annual	Site	Site	Annual	Annual
							pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
							Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	Acres(c)	(d)	Sites(e)	12/31/10	12/31/10	12/31/10	12/31/09	12/31/10	12/31/09

Sun Valley	451 E. Maple Grove Rd.	Bowmansville	PA	17507	RV	86			265	188	100.0%	100.0%	$2,574	$2,375
Green Acres	8785 Turkey Ridge Road	Breinigsville	PA	18031	MH	149			595	595	90.8%	91.3%	$7,019	$6,748
Gettysburg Farm	6200 Big Mountain Rd	Dover	PA	17315	RV	124			265	43	100.0%	100.0%	$1,885	$1,647
Timothy Lake South	RR #6,Box 6627 Timothy Lake Rd	East Stroudsburg	PA	18301	RV	65			327	6	100.0%	100.0%	$1,857	$1,922
Timothy Lake North	RR #6,Box 6627 Timothy Lake Rd	East Stroudsburg	PA	18301	RV	98			323	72	100.0%	100.0%	$1,914	$1,843
Circle M	2111 Millersville Road	Lancaster	PA	17603	RV	103			380	66	100.0%	100.0%	$2,267	$2,068
Hershey Preserve	493 S. Mt. Pleasant Rd	Lebanon	PA	17042	RV	196	20		297	43	100.0%	100.0%	$2,553	$2,428
Robin Hill	149 Robin Hill Rd.	Lenhartsville	PA	19534	RV	44			270	174	100.0%	100.0%	$2,792	$2,725
PA Dutch County	185 Lehman Road	Manheim	PA	17545	RV	102			269	48	100.0%	100.0%	$1,811	$1,524
Spring Gulch	475 Lynch Road	New Holland	PA	17557	RV	114			420	107	100.0%	100.0%	$3,853	$3,811
Scotrun	PO Box 428 Route 611	Scotrun	PA	18355	RV	66			178	71	100.0%	100.0%	$1,942	$1,891
Appalachian	60 Motel Drive	Shartlesville	PA	19554	RV	86	30	200	357	176	100.0%	100.0%	$2,766	$2,541
Carolina Landing	120 Carolina Landing Dr	Fair Play	SC	29643	RV	73			192	23	100.0%	100.0%	$1,339	$1,456
Inlet Oaks	5350 Highway 17	Murrells Inlet	SC	29576	MH	35			172	172	98.8%	98.3%	$3,830	$3,569
The Oaks at Point South	1292 Campground Rd	Yemassee	SC	29945	RV	10			93	—	—	—	—	—
Meadows of Chantilly	4200 Airline Parkway	Chantilly	VA	22021	MH	82			500	500	99.8%	94.4%	$10,300	$10,081
Harbor View	15 Harbor View Circle	Colonial Beach	VA	22443	RV	76			146	—	—	100.0%	—	—
Lynchburg	405 Mollies Creek Rd	Gladys	VA	24554	RV	170	59		222	9	100.0%	100.0%	$1,180	$1,030
Chesapeake Bay	12014 Trails Lane	Gloucester	VA	23061	RV	282	80		392	104	100.0%	100.0%	$2,883	$2,457
Virginia Landing	40226 Upshur Neck Rd	Quinby	VA	23423	RV	839	178		233	10	100.0%	100.0%	$804	$630
Williamsburg	4301 Rochambeau Drive	Williamsburg	VA	23188	RV	65			211	30	100.0%	100.0%	$1,816	$1,700

Total Northeast Market						7,293	1,231	618	18,561	10,422	98.0%	97.6%	$4,338	$4,180
Midwest
Hidden Cove	687 Country Road 3916	Arley	AL	35541	RV	81	60	200	79	10	100.0%	100.0%	$1,880	$1,600
O’Connell’s	970 Green Wing Road	Amboy	IL	61310	RV	286	100	600	668	344	100.0%	100.0%	$2,794	$2,648
Pine Country	5710 Shattuck Road	Belvidere	IL	61008	RV	131			126	81	100.0%	100.0%	$1,532	$1,606
Willow Lake Estates	161 West River Road	Elgin	IL	60123	MH	111			617	617	65.2%	66.6%	$9,118	$9,237
Golf Vista Estates	25807 Firestone Drive	Monee	IL	60449	MH	144	4		408	408	90.4%	93.4%	$7,154	$6,995
Indian Lakes	7234 E. SR Highway 46	Batesville	IN	47006	RV	545	159	318	1,000	206	100.0%	100.0%	$1,676	$1,664
Horsehoe Lakes	12962 S. 225 W.	Clinton	IN	47842	RV	289	96	96	123	13	100.0%	100.0%	$1,219	$1,040
Twin Mills RV	1675 W SR 120	Howe	IN	46746	RV	137	5	50	501	191	100.0%	100.0%	$2,168	$2,076
Lakeside	7089 N. Chicago Road	New Carlisle	IN	46552	RV	13			91	69	136.2%	100.0%	$2,383	$2,312
Oak Tree Village	254 Sandalwood Ave.	Portage	IN	46368	MH	76			361	361	68.1%	69.0%	$5,185	$5,159
Diamond Caverns Resort	1878 Mammoth Cave Pkwy	Park City	KY	42160	RV	714	350	469	220	1	100.0%	—	$1,477	—
Bear Cave Resort	4085 N. Red Bud Trail	Buchanan	MI	49107	RV	26	10		136	8	100.0%	—	$1,067	—
Saint Claire	1299 Wadhams Rd	Saint Claire	MI	48079	RV	210	100		229	17	100.0%	100.0%	$1,795	$1,729
Kenisee Lake	2021 Mill Creek Rd	Jefferson	OH	44047	RV	143	50		119	29	100.0%	100.0%	$1,224	$1,150
Wilmington	1786 S.R. 380	Wilmington	OH	45177	RV	109	41		169	49	100.0%	100.0%	$1,684	$1,435
Natchez Trace	1363 Napier Rd	Hohenwald	TN	38462	RV	672	140		531	61	100.0%	—	$1,188	—
Cherokee Landing	PO Box 37	Middleton	TN	38052	RV	254	124		339	—	—	—	—	—
Fremont	E. 6506 Highway 110	Fremont	WI	54940	RV	98	5		325	67	100.0%	100.0%	$2,724	$2,816
Yukon Trails	N2330 Co Rd. HH	Lyndon Station	WI	53944	RV	150	30		214	101	100.0%	100.0%	$1,735	$1,660
Plymouth Rock	N. 7271 Lando St.	Plymouth	WI	53073	RV	133			609	400	100.0%	100.0%	$2,180	$2,048
Tranquil Timbers	3668 Grondin Road	Sturgeon Bay	WI	54235	RV	125			270	152	100.0%	100.0%	$1,910	$1,742
Arrowhead	W1530 Arrowhead Road	Wisconsin Dells	WI	53965	RV	166	40	200	377	161	100.0%	100.0%	$1,656	$1,644

Total Midwest Market						4,613	1,314	1,933	7,512	3,346	89.7%	89.3%	$3,898	$4,006

										Total
									Total	Number of	Annual	Annual
							Develo-		Number	Annual	Site	Site	Annual	Annual
							pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
							Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	Acres(c)	(d)	Sites(e)	12/31/10	12/31/10	12/31/10	12/31/09	12/31/10	12/31/09

Nevada and Utah
St. George(a)	5800 N. Highway 91	Hurricane	UT	84737	RV	26			123	3	100.0%	—	$4,082	—
Bonanza	3700 East Stewart Ave	Las Vegas	NV	89110	MH	43			353	353	63.5%	64.3%	$6,232	$6,083
Boulder Cascade	1601 South Sandhill Rd	Las Vegas	NV	89104	MH	39			299	299	81.6%	80.9%	$6,514	$6,567
Cabana	5303 East Twain	Las Vegas	NV	89122	MH	37			263	263	97.0%	95.8%	$6,926	$6,848
Flamingo West	8122 West Flamingo Rd.	Las Vegas	NV	89147	MH	37			258	258	96.1%	96.9%	$7,685	$7,536
Villa Borega	1111 N. Lamb Boulevard	Las Vegas	NV	89110	MH	40			293	293	79.2%	80.2%	$6,648	$6,595
Las Vegas	4295 Boulder Highway	Las Vegas	NV	89121	RV	11			217	8	100.0%	100.0%	$2,870	$2,950
Westwood Village	1111 N. 2000 West	Farr West	UT	84404	MH	46			314	314	94.6%	93.3%	$4,686	$4,539
All Seasons	290 N. Redwood Rd	Salt Lake City	UT	84116	MH	19			121	121	87.6%	84.3%	$5,414	$5,393

Total Nevada and Utah Market						298	0	0	2,241	1,912	84.6%	84.3%	$6,308	$6,232
Northwest
Cultus Lake (Canada)	1855 Columbia Valley Hwy	Lindell Beach	BC	V2R 4W6	RV	15			178	29	100.0%	100.0%	$3,238	$3,000
Thousand Trails Bend	17480 S Century Dr	Bend	OR	97707	RV	289	100	145	351	9	100.0%	100.0%	$2,770	$2,710
Pacific City	30000 Sandlake Rd	Cloverdale	OR	97112	RV	105			307	22	100.0%	100.0%	$3,340	$3,653
South Jetty	05010 South Jetty Rd	Florence	OR	97439	RV	57			204	3	100.0%	100.0%	$2,250	$2,150
Seaside Resort	1703 12th Ave	Seaside	OR	97138	RV	80			251	19	100.0%	100.0%	$3,347	$3,314
Whaler’s Rest Resort	50 SE 123rd St	South Beach	OR	97366	RV	39			170	14	100.0%	100.0%	$3,280	$3,005
Mt. Hood	65000 E Highway 26	Welches	OR	97067	RV	115	30	202	436	76	100.0%	100.0%	$5,336	$5,381
Shadowbrook	13640 S.E. Hwy 212	Clackamas	OR	97015	MH	21			156	156	96.8%	96.8%	$7,350	$7,031
Falcon Wood Village	1475 Green Acres Road	Eugene	OR	97408	MH	23			183	183	86.9%	86.9%	$5,741	$5,519
Quail Hollow (b)	2100 N.E. Sandy Blvd.	Fairview	OR	97024	MH	21			137	137	94.2%	94.9%	$7,297	$6,882
Birch Bay	8418 Harborview Rd	Blaine	WA	98230	RV	31			246	12	100.0%	100.0%	$2,417	$2,356
Mt. Vernon	5409 N. Darrk Ln	Bow	WA	98232	RV	311			251	29	100.0%	100.0%	$2,616	$2,589
Chehalis	2228 Centralia-Alpha Rd	Chehalis	WA	98532	RV	309	85		360	11	100.0%	—	$1,680	—
Grandy Creek	7370 Russell Rd	Concrete	WA	98237	RV	63			179	3	100.0%	100.0%	$2,650	$2,535
Tall Chief (a)	29290 SE 8th Street	Fall City	WA	98024	RV	71			180	4	100.0%	—	$1,847	—
La Conner(b)	16362 Snee Oosh Rd	La Conner	WA	98257	RV	106	5		319	28	100.0%	100.0%	$3,452	$3,288
Leavenworth	20752-4 Chiwawa Loop Rd	Leavenworth	WA	98826	RV	300	50		266	4	100.0%	100.0%	$1,730	$2,620
Thunderbird Resort	26702 Ben Howard Rd	Monroe	WA	98272	RV	45	2		136	6	100.0%	100.0%	$2,386	$3,200
Little Diamond	1002 McGowen Rd	Newport	WA	99156	RV	360	119		520	9	100.0%	100.0%	$1,514	$1,612
Oceana Resort	2733 State Route 109	Oceana City	WA	98569	RV	16			84	5	100.0%	100.0%	$1,526	$1,500
Crescent Bar Resort	9252 Crescent Bar Rd NW	Quincy	WA	98848	RV	14			115	5	100.0%	100.0%	$2,591	$2,200
Long Beach	2215 Willows Rd	Seaview	WA	98644	RV	17			144	6	100.0%	100.0%	$2,335	$2,100
Paradise Resort	173 Salem Plant Rd	Silver Creek	WA	98585	RV	60			214	13	100.0%	100.0%	$1,636	$1,502
Cascade Resort (g)	34500 SE 99th St	Snoqualmie	WA	98065	RV	20			163	—	—	—	—	—
Kloshe Illahee	2500 S. 370th Street	Federal Way	WA	98003	MH	50			258	258	97.3%	97.7%	$9,054	$8,877

Total Northwest Market						2,538	391	347	5,808	1,041	95.8%	95.7%	$6,296	$6,448
Texas
Bay Landing	2305 Highway 380 W	Bridgeport	TX	76426	RV	443	235		293	35	100.0%	100.0%	$1,953	$1,619
Colorado River	1062 Thousand Trails Lane	Columbus	TX	78934	RV	218	51		132	25	100.0%	100.0%	$2,771	$2,583
Lake Texoma	209 Thousand Trails Dr	Gordonville	TX	76245	RV	201	79		301	105	100.0%	100.0%	$1,732	$1,737
Lakewood	4525 Graham Road	Harlingen	TX	78552	RV	30			301	113	100.0%	100.0%	$1,976	$1,925
Paradise Park RV	1201 N. Expressway 77	Harlingen	TX	78552	RV	60			563	296	100.0%	100.0%	$3,109	$2,974
Sunshine RV	1900 Grace Avenue	Harlingen	TX	78550	RV	84			1,027	405	100.0%	100.0%	$2,543	$2,367
Tropic Winds	1501 N Loop 499	Harlingen	TX	78550	RV	112	74		531	122	100.0%	100.0%	$2,844	$2,788
Medina Lake	215 Spettle Rd	Lakehills	TX	78063	RV	208	50		387	63	100.0%	100.0%	$2,067	$1,826
Paradise South	9909 N. Mile 2 West Rd.	Mercedes	TX	78570	RV	49			493	181	100.0%	100.0%	$2,137	$2,017

										Total
									Total	Number of	Annual	Annual
							Develo-		Number	Annual	Site	Site	Annual	Annual
							pable		of Sites	Sites	Occupancy	Occupancy	Rent	Rent
							Acres	Expansion	as of	as of	as of	as of	as of	as of
Property	Address	City	State	ZIP	MH/RV	Acres(c)	(d)	Sites(e)	12/31/10	12/31/10	12/31/10	12/31/09	12/31/10	12/31/09

Lake Tawakoni	1246 Rains Co. Rd 1470	Point	TX	75472	RV	480	11		320	61	100.0%	100.0%	$1,831	$1,522
Fun n Sun RV	1400 Zillock Rd	San Benito	TX	78586	RV	135	40		1,435	620	100.0%	100.0%	$3,098	$2,966
Southern Comfort	1501 South Airport Road	Weslaco	TX	78596	RV	40			403	336	100.0%	100.0%	$2,707	$2,627
Country Sunshine	1601 South Airport Road	Weslaco	TX	78596	RV	37			390	184	100.0%	100.0%	$2,714	$2,620
Lake Whitney	417 Thousand Trails Dr	Whitney	TX	76692	RV	403	158		261	33	100.0%	100.0%	$2,305	$1,959
Lake Conroe	11720 Old Montgomery Rd	Willis	TX	77318	RV	129	30	300	363	125	100.0%	100.0%	$3,595	$3,045

Total Texas Market						2,629	728	300	7,200	2,704	100.0%	100.0%	$2,708	$2,574

Grand Total All Markets						31,722	5,263	8,198	107,927	68,049	92.4%	92.3%	$5,504	$5,420

(a)	Property acquired in 2010.

(b)	Land is leased by the Company under a non-cancelable operating lease. See Note 10 in the Notes to Consolidated Financial Statements contained in this Form 10-K. (c) Acres are approximate. Acreage for some Properties were estimated based upon 10 sites per acre.

(c)	Acres are approximate. Acreage for some Properties were estimated based upon 10 sites per acre.

(d)	Acres are approximate. There can be no assurance that developable acres will be developed. Development is contingent on many factors including, but not limited to, cost, ability to subdivide, accessibility, infrastructure needs, zoning, entitlement and topography.

(e)	Expansion sites are approximate and only represent sites that could be developed and is further dependent upon necessary approvals. Certain Properties with expansion sites noted may have vacancy and therefore, expansion sites may not be added.

(f)	Acres for this RV park are included in the acres for the adjacent manufactured home community listed directly above this Property.

(g)	Property not operated by the Company during all of 2010. Property is leased to a third party operator or was closed for all or a portion of 2010.

Item 3.	Legal Proceedings

The legal proceedings disclosure is incorporated herein by reference from Note 17 in the Notes to Consolidated Financial Statements in this Form 10-K.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol ELS. On February 22, 2011, the reported closing price per share of ELS common stock on the NYSE was $56.79 and there were approximately 9,116 beneficial holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for the Company’s common stock during 2010 and 2009 are set forth in the table below:

				Distributions
	Close	High	Low	Declared

2010
1st Quarter	$53.88	$54.95	$46.01	0.300
2nd Quarter	48.23	58.51	46.65	0.300
3rd Quarter	54.48	56.26	46.63	0.300
4th Quarter	55.93	59.51	53.05	0.300
2009
1st Quarter	$38.10	$42.44	$28.34	$0.250
2nd Quarter	37.18	46.28	33.56	0.250
3rd Quarter	42.79	47.47	34.09	0.300
4th Quarter	50.47	51.18	40.57	0.300

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number of	Average Price	Purchased as Part of	Shares that May Yet
	Shares	Paid per	Publicly Announced	be Purchased Under
Period	Purchased(a)	Share(a)	Plans or Programs	the Plans or Programs

10/1/10-10/31/10	—	—	None	None
11/1/10-11/30/10	310	$58.63	None	None
12/1/10-12/31/10	29,138	$56.17	None	None

(a)	Of the common stock repurchased from October 1, 2010 through December 31, 2010, 29,448 shares were repurchased at the open market price and represent common stock surrendered to the Company to satisfy income tax withholding obligations due as a result of the vesting of Restricted Share Grants. Certain executive officers of the Company may from time to time adopt non-discretionary, written trading plans that comply with Commission Rule 10b5-1, or otherwise monetize their equity-based compensation. Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating information on a historical basis. The historical operating data has been derived from the historical financial statements of the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.

Equity LifeStyle Properties, Inc.

Consolidated Historical Financial Information

	(1)Years Ended December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except for per share and property data)

Revenues:
Community base rental income	$259,351	$253,379	$245,833	$236,933	$225,815
Resort base rental income	129,481	124,822	111,876	102,372	89,925
Right-to-use annual payments(2)	49,831	50,765	19,667	—	—
Right-to-use contracts current period, gross(2)	19,496	21,526	10,951	—	—
Right-to-use contracts, deferred, net of prior period amortization(2)	(14,856)	(18,882)	(10,611)	—	—
Utility and other income	48,357	47,685	41,633	36,849	30,643
Gross revenues from home sales	6,120	7,136	21,845	33,333	61,247
Brokered resale revenues, net	918	758	1,094	1,528	2,129
Ancillary services revenues, net	2,504	2,745	1,197	2,436	3,027
Interest income	4,419	5,119	3,095	1,732	1,975
Income from other investments, net(3)	5,740	8,168	17,006	22,476	20,102

Total revenue	511,361	503,221	463,586	437,659	434,863
Expenses:
Property operating and maintenance	185,786	180,870	152,363	127,342	116,179
Real estate taxes	32,110	31,674	29,457	27,429	26,246
Sales and marketing, gross(2)	12,606	13,536	7,116	—	—
Sales and marketing, deferred commissions, net(2)	(5,525)	(5,729)	(3,644)	—	—
Property management	32,639	33,383	25,451	18,385	17,079
Depreciation on real estate and other costs	68,125	69,049	66,193	63,554	60,276
Cost of home sales	5,396	7,471	24,069	30,713	54,498
Home selling expenses	2,078	2,383	5,776	7,555	9,836
General and administrative	22,559	22,279	20,617	15,591	12,760
Rent control initiatives	1,120	456	1,555	2,657	1,157
Impairment(4)	3,635	—	—	—	—
Depreciation on corporate assets	1,080	1,039	390	437	410
Interest and related amortization	91,151	98,311	99,430	103,070	103,161

Total expenses	452,760	454,722	428,773	396,733	401,602
Income before equity in income of unconsolidated joint ventures	58,601	48,499	34,813	40,926	33,261
Equity in income of unconsolidated joint ventures	2,027	2,896	3,753	2,696	3,583

Consolidated income from continuing operations	60,628	51,395	38,566	43,622	36,844
Discontinued Operations:
Discontinued operations	—	181	257	289	520
Depreciation on discontinued operation	—	—	—	—	(84)
(Loss) income from real estate	(231)	4,685	(79)	12,036	(192)

(Loss) income from discontinued operation	(231)	4,866	178	12,325	244

Consolidated net income	60,397	56,261	38,744	55,947	37,088
Income allocated to non-controlling interests:
Common OP Units	(5,903)	(6,113)	(4,297)	(7,705)	(4,318)
Perpetual Preferred OP Units	(16,140)	(16,143)	(16,144)	(16,140)	(16,138)

Net income available for Common Shares	$38,354	$34,005	$18,303	$32,102	$16,632

Equity LifeStyle Properties, Inc.

Consolidated Historical Financial Information (continued)

	(1)As of December 31,
	2010	2009	2008	2007	2006
	(Amounts in thousands, except for per share and property data)

Earnings per Common Share — Basic:
Income from continuing operation	$1.26	$1.08	$0.74	$0.92	$0.70
Income from discontinued operation	$—	$0.15	$0.01	$0.41	$0.01
Net income available for Common Share	$1.26	$1.23	$0.75	$1.33	$0.71
Earnings per Common Share — Fully Diluted:
Income from continuing operation	$1.25	$1.07	$0.74	$0.90	$0.68
Income from discontinued operation	$—	$0.15	$0.01	$0.41	$0.01
Net income available for Common Share	$1.25	$1.22	$0.75	$1.31	$0.69
Distributions declared per Common Share outstanding	$1.20	$1.10	$0.80	$0.60	$0.30
Weighted average Common Shares outstanding — basic	30,517	27,582	24,466	24,089	23,444
Weighted average Common OP Units outstanding	4,730	5,075	5,674	5,870	6,165
Weighted average Common Shares outstanding — fully dilute	35,518	32,944	30,498	30,414	30,241
Balance Sheet Data:
Real estate, before accumulated depreciation(5)	$2,584,987	$2,538,215	$2,491,021	$2,396,115	$2,337,460
Total assets	2,048,395	2,166,319	2,091,647	2,033,695	2,055,831
Total mortgages and loan	1,412,919	1,547,901	1,662,403	1,659,392	1,717,212
Non-controlling interest	200,000	200,000	200,000	200,000	200,000
Total equity(6)	260,158	254,427	96,234	88,717	59,912
Other Data:
Funds from operations(7)	$123,162	$118,082	$97,615	$92,752	$82,367
Total Properties (at end of period)	307	304	309	311	311
Total sites (at end of period)	111,002	110,575	112,211	112,779	112,956

(1)	See the Consolidated Financial Statements of the Company contained in this Form 10-K. Certain amounts reported in previously issued statements of operations have been reclassified to conform to the 2010 presentation. As a result of a previously disclosed SEC comment letter, we changed our Consolidated Statements of Operations format in the Form 10-Q for the second quarter of 2010 and all future filings. The new format, which we disclosed in our Current Report on Form 8-K filed on May 12, 2010, removes the sections we had labeled “Property Operations,” “Home Sales Operations” and “Other Income and Expense” and re-ordered the captions on the Consolidated Statements of Operations to report sections for “Revenues” and “Expenses.” No amounts reported on individual line item captions changed. The SEC did not required us to re-state any of our prior filings. See Item 7 contained in this Form 10-K for a detailed discussion of the Company’s results of operations.

(2)	New activity starting on August 14, 2008 due to the acquisition of the operations of Privileged Access, LP (“Privileged Access”).

(3)	Between November 10, 2004 and August 13, 2008, Income from other investments, net included rental income from the lease of membership Properties to Thousand Trails (“TT”) or its subsequent owner, Privileged Access. On August 14, 2008, the Company acquired substantially all of the assets and certain liabilities of Privileged Access, which included the operations of TT. The lease of membership Properties to TT was terminated upon closing. As a result of the lease termination, beginning August 14, 2008, Income from other investments, net no longer included rental income from the lease of membership Properties. See Note 2(j) in the Notes to Consolidated Financial Statements contained in this Form 10-K.

(4)	Represents a non-cash charge related to the write-off of goodwill of approximately $3.6 million. The goodwill was recorded in connection with the Company’s August 2009 acquisition of a small Florida internet and media based advertising business.

(5)	The Company believes that the book value of the Properties, which reflects the historical costs of such real estate assets less accumulated depreciation, is less than the current market value of the Properties.

(6)	On June 29, 2009, the Company issued 4.6 million shares of common stock in an equity offering for proceeds of approximately $146.4 million, net of offering costs.

(7)	Refer to Item 7 contained in this Form 10-K for information regarding why the Company presents funds from operations and for a reconciliation of this non-GAAP financial measure to net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

2010 Accomplishments

•	Paid off 13 maturing mortgages totaling approximately $184.2 million, funded with approximately $76.6 million of new and refinanced debt on four properties and the remainder with cash raised in our 2009 common stock offering.

•	Raised annual dividend to $1.20 per share in 2010, up from $1.10 per share in 2009.

Overview and Outlook

Occupancy in the Company’s Properties as well as its ability to increase rental rates directly affects revenues. The Company’s revenue streams are predominantly derived from customers renting its sites on a long-term basis.

The Company has approximately 65,000 annual sites, approximately 8,900 seasonal sites, which are leased to customers generally for three to six months, and approximately 9,700 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. The Company expects to service over 100,000 customers at its transient sites and the Company considers this revenue stream to be its most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, the Company has approximately 24,300 sites designated as right-to-use sites, which are primarily utilized to service the approximately 108,000 customers who have right-to-use contracts. The Company also has interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

Total Sites as of
Dec. 31, 2010

Community sites	44,200
Resort sites:
Annual	20,800
Seasonal	8,900
Transient	9,700
Right-to-use(1)	24,300
Joint Ventures(2)	3,100

111,000

(1)	Includes approximately 3,000 sites rented on an annual basis.

(2)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.

A significant portion of the Company’s rental agreements on community sites are directly or indirectly tied to published CPI statistics that are issued during June through September each year. The Company currently expects its 2011 community base rental income to increase approximately 2.1% as compared to 2010. The Company has already notified over half of its community site customers of rent increases reflecting this revenue growth.

The Company believes that the disruption in the site-built housing market is contributing to the low new home sales volumes it is experiencing as potential customers are not able to sell their existing site-built homes. Customers have also become more price sensitive, which is reflected in an increase in used home sale volumes.

In this environment, the Company believes that customer demand for rentals, which do not require a down payment, is high. The Company is adapting to this by renting its vacant new homes. This may represent an attractive source of occupancy if the Company can convert renters to new homebuyers in the future. The Company is also focusing on smaller, more energy efficient and more affordable homes in its manufactured home Properties.

The Company’s manufactured home rental operations have been increasing since 2007. For the year ended December 31, 2010, occupied manufactured home rentals increased to 2,445, or 169.6%, from 907 for the year ended December 31, 2007. Net operating income increased to approximately $14.5 million in 2010 from approximately $5.9 million in 2007. The Company believes that unlike the home sales business, at this time the Company competes effectively with other types of rentals (i.e. apartments). The Company is currently evaluating whether it wants to continue to invest in additional rental units.

In the Company’s resort Properties, the Company continues to work on extending customer stays. The Company has had success lengthening customer stays.

The Company has introduced low-cost membership products that focus on the installed base of almost eight million RV owners. Such products may include right-to-use contracts that entitle the customer to use certain properties (the “Agreements”). The Company is offering a Zone Park Pass (“ZPP”), which can be purchased for one to four zones of the United States and requires annual payments of $499. This replaces high cost products that were sold at Properties after tours and lengthy sales presentations. The Company historically incurred significant costs to generate leads, conduct tours and make the sales presentations.

A single zone pass requires no upfront payment while passes for additional zones require modest upfront payments. For the year ended December 31, 2010, the Company sold approximately 4,500 ZPP’s. The ZPP’s sales are contributing to a reduction in the net attrition of the customers who have right-to-use Agreements.

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

Property Acquisitions, Joint Ventures and Dispositions

The following chart lists the Properties or portfolios acquired, invested in, or sold since January 1, 2009:

Property	Transaction Date	Sites

Total Sites as of January 1, 2009		112,257
Property or Portfolio (# of Properties in parentheses):
Acquisitions:
Desert Vista(1)	April 21, 2010	125
St. George(1)	April 21, 2010	123
Tall Chief(1)	April 21, 2010	180
Valley Vista(1)	April 21, 2010	145
Expansion Site Development and other:
Sites added (reconfigured) in 2009		(1)
Sites added (reconfigured) in 2010		19
Dispositions:
Round Top JV(1)	February 13, 2009	(319)
Pine Haven JV(1)	February 13, 2009	(625)
Caledonia(1)	April 17, 2009	(247)
Casa Village(1)	July 20, 2009	(490)
Creekside(1)	January 10, 2010	(165)

Total Sites as of December 31, 2010		111,002

Since January 1, 2009, the gross investment in real estate increased from $2,491 million to $2,585 million as of December 31, 2010, due primarily to the aforementioned acquisitions and dispositions of Properties during the period.

Markets

The following table identifies the Company’s largest markets by number of sites and provides information regarding the Company’s Properties (excluding Properties owned through Joint Ventures).

				Percent of Total
	Number of		Percent of	Property Operating
Major Market	Properties	Total Sites	Total Sites	Revenues(1)

Florida	84	36,803	34.1%	37.6%
Northeast	55	18,561	17.2%	13.7%
California	47	13,350	12.4%	19.4%
Arizona	35	12,998	12.0%	11.5%
Midwest	22	7,512	7.0%	3.7%
Texas	15	7,200	6.7%	3.3%
Northwest	25	5,808	5.4%	3.8%
Other	19	5,695	5.2%	7.0%

Total	302	107,927	100.0%	100.0%

(1)	Property operating revenues for this calculation excludes approximately $20.4 million of property operating revenue not allocated to Properties, primarily upfront payments from right-to-use contracts.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. The Company believes that the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Long-Lived Assets

For business combinations for which the acquisition date is on or after January 1, 2009, the purchase price of Properties is determined in accordance the Codification Topic “Business Combinations” (“FASB ASC 805”) which requires the Company to recognize all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The Company also expenses transaction costs as they are incurred. Certain purchase price adjustments may be made within one year following any acquisition.

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

The values of above-and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases is amortized over the expected term, which includes an estimated probability of lease renewal. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve the asset or extend the useful life of the asset are capitalized over their estimated useful life.

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

For long-lived assets to be held and used, including the Company’s investments in rental units, if an impairment indicator exists, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

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

Revenue Recognition

The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. The Company will reserve for receivables when it believes the ultimate collection is less than probable. The Company’s provision for uncollectible rents receivable was approximately $3.0 million and $2.6 million as of December 31, 2010 and December 31, 2009, respectively.

The Company accounts for the upfront payment related to the entry or upgrade of right-to-use contracts in accordance with the Codification Topic “Revenue Recognition” (“FASB ASC 605”). A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Customers may choose to upgrade their contracts to increase their usage and the number of Properties they may access. A contract may require the customer to make an upfront nonrefundable payment and annual payments during the term of the contract. The stated term of a right-to-use contract is generally one to three years and the customer may renew his contract by continuing to make the annual payments. The Company will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, the Company has estimated to be from one to 31 years. For example, the Company has currently estimated that 7.9% of customers who enter a new right-to-use contract will terminate their contract after five years. Therefore, the upfront nonrefundable payments from 7.9% of the contracts entered in any particular period are amortized on a straight-line basis over a period of five years as five years is the estimated customer life for 7.9% of the Company’s customers who enter a contract. The historical attrition rates for upgrade contracts are lower than for new contracts, and therefore, the nonrefundable upfront payments for upgrade contracts are amortized at a different rate than for new contracts. The decision to recognize this revenue in accordance with FASB ASC 605 was made after corresponding during September and October of 2008 with the Office of the Chief Accountant at the SEC.

Right-to-use annual payments by customers under the terms of the right-to-use contracts are deferred and recognized ratably over the one-year period in which the services are provided.

Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.

Allowance for Doubtful Accounts

Rental revenue from the Company’s tenants is its principal source of revenue and is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. The Company monitors on an ongoing basis the collectibility of accounts receivable from its tenants. The Company will reserve for receivables when it believes the ultimate collection is less than probable and maintain an allowance for doubtful accounts. An allowance for doubtful accounts is recorded during each period and the associated bad debt expense is included in the Company’s property operating and maintenance expense in its Consolidated Statements of Operations. The allowance for doubtful accounts is netted against rent and other customer receivables on the Company’s consolidated balance sheets. The Company’s provision for uncollectible rents receivable was approximately $3.0 million and $2.6 million as of December 31, 2010 and December 31, 2009, respectively.

The Company may also finance the sale of homes to its customers through loans (referred to as “Chattel Loans”). The valuation of an allowance for doubtful accounts for the Chattel Loans is calculated based on delinquency trends and a comparison of the outstanding principal balance of each note compared to the N.A.D.A. (National Automobile Dealers Association) value and the current market value of the underlying manufactured home collateral. A bad debt expense is recorded in home selling expense in the Company’s Consolidated Statements of Operations. The allowance for doubtful accounts is netted against the notes receivables on the Company’s consolidated balance sheets. The allowance for these Chattel Loans as of December 31, 2010 and December 31, 2009 was $0.4 million and $0.3 million, respectively.

The Company may also finance the nonrefundable upfront payments on entry of right-to-use contracts (“Contracts Receivable”). Based upon historical collection rates and current economic trends, when payments are financed a reserve is established for a portion of the Contracts Receivable balance estimated to be uncollectible. The allowance and the rate at which the Company provides for losses on its Contracts Receivable could be increased or decreased in the future based on the Company’s actual collection experience. The allowance for these Contract Receivables as of December 31, 2010 and December 31, 2009 was $1.4 million and $1.2 million, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the Codification Topic “Stock Compensation” (“FASB ASC 718”). The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, consultants and directors.

Non-controlling Interests

In December 2007, the FASB issued the Codification Topic “Consolidation” (“FASB ASC 810”), an amendment of Accounting Research Bulletin No. 51. FASB ASC 810 seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheets and Consolidated Statements of Operations. Per FASB ASC 810, a non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are non-controlling interests. Under FASB ASC 810, such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. However, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable non-controlling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in the Codification Topic “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“FASB ASC 815-40”) to evaluate whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

In accordance with FASB ASC 810, the Company presents the non-controlling interest for Common OP Units in the Equity section of the consolidated balance sheets. The caption Common OP Units on the consolidated balance sheets also includes $0.5 million of private REIT Subsidiaries preferred stock. The Company’s Perpetual Preferred OP Units are presented in the mezzanine section on the consolidated balance sheets.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that it believes have or are reasonably likely to have a material effect on its financial condition, results of operations, liquidity or capital resources.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Updated (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the Company adopted amendments to the variable interest consolidation model in ASC 810, Consolidation. The amendments were applied to all structures in place at the date of adoption. Key amendment changes include: (i) the elimination of the scope exception for qualifying special purpose entities, (ii) consideration of kick-out and participation rights in variable interest entity determination, (iii) qualitative analysis considerations for primary beneficiary determination, (iv) changes in related-party considerations and (v) certain disclosure changes. The Company considered the amendments in accounting for its joint ventures and determined that the amendments had no impact on its current accounting.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses, (“ASU 2010-20”), which requires entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. Adoption of this accounting standards update is required for public entities for interim or annual reporting periods ending on or after December 15, 2010. The Company does not anticipate a material change to its consolidated financial statements other than the required additional disclosure.

Results of Operations

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the years ended December 31, 2010 and 2009 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this comparison of the year ended December 31, 2010 to December 31, 2009 includes all Properties acquired on or prior to December 31, 2008 and which were owned and operated by the Company during the years ended December 31, 2010 and December 31, 2009. Growth percentages exclude the impact of GAAP deferrals of up-front payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
			Increase/	%			Increase/	%
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change

Community base rental income	$259,292	$253,265	$6,027	2.4%	$259,351	$253,379	$5,972	2.4%
Resort base rental income	125,932	121,933	3,999	3.3%	129,481	124,822	4,659	3.7%
Right-to-use annual payment	49,788	50,766	(978)	(1.9)%	49,831	50,765	(934)	(1.8)%
Right-to-use contracts current period, gross	19,496	21,526	(2,030)	(9.4)%	19,496	21,526	(2,030)	(9.4)%
Utility and other income	48,039	47,449	590	1.2%	48,357	47,685	672	1.4%

Property operating revenues, excluding deferrals	502,547	494,939	7,608	1.5%	506,516	498,177	8,339	1.7%
Property operating and maintenance	182,910	178,951	3,959	2.2%	185,786	180,870	4,916	2.7%
Real estate taxes	31,877	31,533	344	1.1%	32,110	31,674	436	1.4%
Sales and marketing, gross	12,606	13,544	(938)	(6.9)%	12,606	13,536	(930)	(6.9)%

Property operating expenses, excluding deferrals and Property management	227,393	224,028	3,365	1.5%	230,502	226,080	4,422	2.0%
Income from property operations, excluding deferrals and Property management	275,154	270,911	4,243	1.6%	276,014	272,097	3,917	1.4%
Property management	32,362	33,228	(866)	(2.6)%	32,639	33,383	(744)	(2.2)%

Income from property operations, excluding deferrals	$242,792	$237,683	$5,109	2.1%	$243,375	$238,714	$4,661	2.0%

Property Operating Revenues

The 1.5% increase in the Core Portfolio property operating revenues primarily reflects (i) a 2.4% increase in rates in community base rental income (ii) a 3.3% increase in revenues in core resort base income comprised of an increase of 4.4% in annual revenues and a 4.6% increase in seasonal revenues offset by a 0.7% decrease in transient resort revenue and (iii) a decrease of 9.4% in right-to-use contracts. The reduction in entry of right-to-use contracts is due to the Company’s recent introduction of low-cost membership products and the phase-out of memberships with higher initial upfront payments.

Property Operating Expenses

The 1.5% increase in property operating expenses in the Core Portfolio reflects (i) a 2.2% increase in property operating and maintenance expenses (ii) a 1.1% increase in property taxes and (iii) a 6.9% decrease in sales and marketing expenses. Sales and marketing expenses are all related to the costs incurred for the entry or upgrade of right-to-use contracts. The decrease in sales and marketing expenses is due to reduced commissions as a result of reduced high-cost right-to-use contracts activity. Total Portfolio property management expenses primarily decreased due to decreased payroll expenses for 2010.

Home Sales Operations

The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2010 and 2009 (amounts in thousands, except sales volumes).

	2010	2009	Variance	% Change

Gross revenues from new home sales	$2,695	$3,397	$(702)	(20.7)%
Cost of new home sales	(2,550)	(4,681)	2,131	45.5%

Gross profit (loss) from new home sales	145	(1,284)	1,429	111.3%
Gross revenues from used home sales	3,425	3,739	(314)	(8.4)%
Cost of used home sales	(2,846)	(2,790)	(56)	(2.0)%

Gross profit from used home sales	579	949	(370)	(39.0)%
Brokered resale revenues, net	918	758	160	21.1%
Home selling expenses	(2,078)	(2,383)	305	12.8%
Ancillary services revenues, net	2,504	2,745	(241)	(8.8)%

Income from home sales operations and other	$2,068	$785	$1,283	163.4%

Home sales volumes:
New home sales(1)	82	113	(31)	(27.4)%
Used home sales(2)	795	747	48	6.4%
Brokered home resale	673	612	61	10.0%

(1)	Includes third party home sales of 19 and 28 for the years ended December 31, 2010 and 2009, respectively.

(2)	Includes third party home sales of 10 and seven for the years ended December 31, 2010 and 2009, respectively.

Income from home sales operations increased primarily as a result of increased profit on new home sales. The 2009 gross loss from new home sales includes an inventory reserve of approximately $0.9 million.

Rental Operations

The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the years ended December 31, 2010 and 2009 (dollars in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net, in the Home Sales Operations table in the previous section.

				%
	2010	2009	Variance	Change

Manufactured homes:
New Home	$8,283	$6,570	$1,713	26.1%
Used Home	12,003	9,187	2,816	30.7%

Rental operations revenue(1)	20,286	15,757	4,529	28.7%
Property operating and maintenance	2,746	2,036	710	34.9%
Real estate taxes	184	176	8	4.5%

Rental operations expense	2,930	2,212	718	32.5%
Income from rental operations	17,356	13,545	3,811	28.1%
Depreciation	(2,827)	(2,361)	(466)	(19.7)%

Income from rental operations, net of depreciation	$14,529	$11,184	$3,345	29.9%

Net investment in new manufactured home rental units	$59,123	$47,845	$11,278	23.6%
Net investment in used manufactured home rental units	$23,192	$16,669	$6,523	39.1%
Number of occupied rentals — new, end of period	801	626	175	28.0%
Number of occupied rentals — used, end of period	1,644	1,117	527	47.2%

(1)	Approximately $15.4 million and $11.9 million as of December 31, 2010 and 2009, respectively, are included in Community base rental income in the Property Operations table.

The increase in income from rental operations and depreciation expense is primarily due to the increase in the number of rental units.

In the ordinary course of business, the Company acquires used homes from customers through purchase, lien sale or abandonment. In a vibrant new home sale market older homes may be removed from sites and replaced with new homes. In other cases, due to the nature of tenancy rights afforded to purchasers, used homes are rented in order to control the site either in the condition received or after warranted rehabilitation.

Other Income and Expenses

The following table summarizes other income and expenses for the years ended December 31, 2010 and 2009 (amounts in thousands).

	2010	2009	Variance	% Change

Depreciation on real estate and other costs	$(68,125)	$(69,049)	$924	1.3%
Interest income	4,419	5,119	(700)	(13.7)%
Income from other investments, net	5,740	8,168	(2,428)	(29.7)%
General and administrative	(22,559)	(22,279)	(280)	(1.3)%
Rent control initiatives	(1,120)	(456)	(664)	(145.6)%
Impairment	(3,635)	—	(3,635)	(100.0)%
Depreciation on corporate assets	(1,080)	(1,039)	(41)	(3.9)%
Interest and related amortization	(91,151)	(98,311)	7,160	7.3%

Total other expenses, net	$(177,511)	$(177,847)	$336	0.2%

Interest income is lower primarily due to lower notes receivable amounts outstanding. Income from other investments, net, decreased primarily due to reduced insurance proceeds of $1.3 million and the 2009 gain on sale of Caledonia of $0.8 million. Rent control initiatives are higher due to increased activity in the San Rafael legal appeal (see Note 17 in the Notes to Consolidated Financial Statements contained in this Form 10-K). Impairment is a non-cash write-off of $3.6 million in goodwill associated with a 2009 acquisition of a Florida internet and media based advertising business. Interest expense is lower primarily due to lower mortgage notes payable amounts outstanding.

Equity in Income of Unconsolidated Joint Ventures

For the year ended December 31, 2010, equity in income of unconsolidated joint ventures decreased $0.9 million primarily due to a $1.1 million gain in 2009 on the sale of the Company’s 25% interest in two Diversified Portfolio joint ventures, offset by $0.4 million of distributions that exceeded the Company’s basis in its joint venture and were recorded in income in 2010.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the years ended December 31, 2009 and 2008 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this comparison of the year ended December 31, 2009 to December 31, 2008 includes all Properties acquired on or prior to December 31, 2007 and which were owned and operated by the Company during the years ended December 31, 2009 and December 31, 2008. Growth percentages exclude the impact of GAAP deferrals of up-front payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
			Increase/	%			Increase/	%
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change

Community base rental income	$253,379	$245,833	$7,546	3.1%	$253,379	$245,833	$7,546	3.1%
Resort base rental income	105,601	104,304	1,297	1.2%	124,822	111,876	12,946	11.6%
Right-to-use annual payments	—	—	—	—	50,765	19,667	31,098	158.1%
Right-to-use contracts current period, gross	—	—	—	—	21,526	10,951	10,575	96.6%
Utility and other income	41,422	38,921	2,501	6.4%	47,685	41,633	6,052	14.5%

Property operating revenues, excluding deferrals	400,402	389,058	11,344	2.9%	498,177	429,960	68,217	15.9%
Property operating and maintenance	130,473	131,821	(1,348)	(1.0)%	180,870	152,363	28,507	18.7%
Real estate taxes	28,012	27,963	49	0.2%	31,674	29,457	2,217	7.5%
Sales and marketing, gross	—	—	—	—	13,536	7,116	6,420	90.2%

Property operating expenses, excluding deferrals and Property management	158,485	159,784	(1,299)	(0.8)%	226,080	188,936	37,144	19.7%

Income from property operations, excluding deferrals and Property management	241,917	229,274	12,643	5.5%	272,097	241,024	31,073	12.9%
Property management	20,095	20,999	(904)	(4.3)%	33,383	25,451	7,932	31.2%

Income from property operations, excluding deferrals	$221,822	$208,275	$13,547	6.5%	$238,714	$215,573	$23,141	10.7%

Property Operating Revenues

The 2.9% increase in the Core Portfolio property operating revenues reflects (i) a 3.3% increase in rates in community base rental income offset by a 0.2% decrease in occupancy, (ii) a 1.2% increase in revenues in Core resort base income comprised of an increase of 5.5% in annual revenues, offset by a 8.4% decrease in seasonal resort revenue and a 2.7% decrease in transient revenue, and (iii) an increase of 6.4% in core utility and other income primarily due to increased pass-throughs at certain Properties. The Total Portfolio property operating revenues increase of 15.9% is primarily due to the consolidation of the right-to-use Properties beginning August 14, 2008 as a result of the PA Transaction. The right-to-use annual payments represent the annual payments earned on right-to-use contracts acquired in the PA Transaction or entered since the PA Transaction on August 14, 2008. The right-to-use contracts current period, gross represents all right-to-use contracts entered during the year.

Property Operating Expenses

The 0.8% decrease in property operating expenses in the Core Portfolio primarily reflects a 1.0% decrease in property operating and maintenance expenses. The Company’s Total Portfolio property operating and maintenance expenses and real estate taxes increased due to the consolidation of the right-to-use Properties beginning August 14, 2008 as a result of the PA Transaction. Total Portfolio sales and marketing expense are all related to the costs incurred for the entry of right-to-use contracts. Total Portfolio property management expenses primarily increased due to the PA Transaction.

Home Sales Operations

The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2009 and 2008 (amounts in thousands, except sales volumes).

	2009	2008	Variance	% Change

Gross revenues from new home sales	$3,397	$19,013	$(15,616)	(82.1)%
Cost of new home sales	(4,681)	(21,219)	16,538	77.9%

Gross loss from new home sales	(1,284)	(2,206)	922	41.8%
Gross revenues from used home sale	3,739	2,832	907	32.0%
Cost of used home sale	(2,790)	(2,850)	60	2.1%

Gross profit (loss) from used home sale	949	(18)	967	5,372.2%
Brokered resale revenues, net	758	1,094	(336)	(30.7)%
Home selling expense	(2,383)	(5,776)	3,393	58.7%
Ancillary services revenues, net	2,745	1,197	1,548	129.3%

Profit (loss) from home sales operations and other	$785	$(5,709)	$6,494	113.8%

Home sales volumes:
New home sales(1)	113	378	(265)	(70.1)%
Used home sales(2)	747	407	340	83.5%
Brokered home resale	612	786	(174)	(22.1%)

(1)	Includes third party home sales of 28 and 71 for the years ended December 31, 2009 and 2008, respectively.

(2)	Includes third party home sales of seven and one for the years ended December 31, 2009 and 2008, respectively.

Income from home sales operations increased primarily as a result of lower home selling expenses and increased ancillary services revenues, net. Gross loss from new home sales was offset by profit from used home sales and resales. The 2009 gross loss from new home sales includes an increase in inventory reserve of approximately $0.9 million. The increase in used home sales profit and volumes is primarily due to sales of resort cottages at the right-to-use Properties. Home selling expenses for 2009 have decreased compared to 2008 as a result of lower new home sales volumes and decreased advertising costs. Ancillary services revenues, net, increased primarily due to the inclusion of the ancillary activities of the right-to-use Properties consolidated by the Company as of August 14, 2008.

Rental Operations

The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the years ended December 31, 2009 and 2008 (dollars in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net, in the Home Sales Operations table in previous section.

	2009	2008	Variance	% Change

Manufactured homes:
New Home	$6,570	$3,873	$2,697	69.6%
Used Home	9,187	7,097	2,090	29.4%

Rental operations revenue(1)	15,757	10,970	4,787	43.6%
Property operating and maintenance	2,036	2,022	14	0.7%
Real estate taxes	176	127	49	38.6%

Rental operations expenses	2,212	2,149	63	2.9%
Income from rental operations	13,545	8,821	4,724	53.6%
Depreciation	(2,361)	(1,222)	(1,139)	(93.2)%

Income from rental operations, net of depreciation	$11,184	$7,599	$3,585	47.2%

Net investment in new manufactured home rental units	$47,845	$43,248	$4,597	10.6%
Net investment in used manufactured home rental units	$16,669	$13,032	$3,637	27.9%
Number of occupied rentals — new, end of period	626	433	193	44.6%
Number of occupied rentals — used, end of period	1,117	799	318	39.8%

(1)	Approximately $11.9 million and $8.4 million as of December 31, 2009 and 2008, respectively, are included in Community base rental income in the Property Operations table.

The increase in income from rental operations and depreciation expense is primarily due to the increase in the number of rental units.

Other Income and Expenses

The following table summarizes other income and expenses for the years ended December 31, 2009 and 2008 (amounts in thousands).

	2009	2008	Variance	% Change

Depreciation on real estate and other costs	$(69,049)	$(66,193)	$(2,856)	(4.3)%
Interest income	5,119	3,095	2,024	65.4%
Income from other investments, net	8,168	17,006	(8,838)	(52.0)%
General and administrative	(22,279)	(20,617)	(1,662)	(8.1)%
Rent control initiatives	(456)	(1,555)	1,099	70.7%
Depreciation on corporate assets	(1,039)	(390)	(649)	(166.4)%
Interest and related amortization	(98,311)	(99,430)	1,119	1.1%

Total other expenses, net	$(177,847)	$(168,084)	$(9,763)	(5.8)%

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

In 2009, the Company determined that certain depreciable assets acquired during years prior to 2009 were inadvertently omitted from prior year depreciation expense calculations. Since the total amounts involved were immaterial to the Company’s financial position and results of operations, the Company decided to record additional depreciation expense in 2009 to reflect this adjustment. As a result, the year ended December 31, 2009 includes approximately $1.8 million of prior period depreciation expense.

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

Liquidity and Capital Resources

Liquidity

As of December 31, 2010, the Company had $12.7 million in cash and cash equivalents, $52.3 million in U.S. Treasury Bills, and $100.0 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under its existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of its current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. During 2010 and 2009, the Company received financing proceeds from Fannie Mae secured by mortgages on individual manufactured home Properties. The terms of the Fannie Mae financings were relatively attractive as compared to those available from other potential lenders. If financing proceeds are no longer available from Fannie Mae for any reason or if Fannie Mae terms are no longer attractive, it may adversely affect cash flow and the Company’s ability to service debt and make distributions to stockholders. In addition, Fannie Mae will not provide financing on resort Properties and there is generally more limited availability for resort Property financing from private lenders. The Company has approximately $52.6 million of scheduled debt maturities in 2011 (excluding scheduled principal payments on debt maturing in 2012 and beyond). The Company expects to satisfy its 2011 maturities with its existing cash balance and the proceeds from the 2011 maturities of its short-term investments.

The table below summarizes cash flow activity for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands).

	For the Years Ended December 31,
	2010	2009	2008

Net cash provided by operating activities	$163,309	$150,525	114,054
Net cash used in investing activities	(98,933)	(34,892)	(33,196)
Net cash used in financing activities	(196,845)	(15,817)	(41,331)

Net (decrease) increase in cash and cash equivalents	$(132,469)	$99,816	39,527

Operating Activities

Net cash provided by operating activities increased $12.8 million for the year ended December 31, 2010 from $150.5 million for the year ended December 31, 2009. The increase in 2010 was primarily due to a $9.2 million increase in consolidated income from continuing operations and an increase in rents received in advance. Net cash provided by operating activities increased $36.5 million for the year ended December 31, 2009 from $114.1 million for the year ended December 31, 2008. The increase in 2009 was primarily due to increases in income from property operations, income from home sales operations and increases in the Company’ deferred revenue from the entry of right-to-use contracts.

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

2008 Acquisitions

During the year ended December 31, 2008, the Company acquired two Properties (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-K). The combined investment in real estate for the acquisitions and investments was approximately $3.9 million and was funded with withdrawals of $2.1 million from the Company’s tax-deferred exchange account and borrowings from its lines of credit. The Company also acquired substantially all of the assets and certain liabilities of Privileged Access for an unsecured note payable of $2.0 million. Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. The $2.0 million unsecured note payable accrued interest at 10% per annum and was paid off December 17, 2009.

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

During the year ended December 31, 2008, the Company sold for approximately $2.1 million its 25% interest in the following properties, Newpoint in New Point, Virginia, Virginia Park in Old Orchard Beach,

Maine, Club Naples in Naples, Florida, and Gwynn’s Island in Gwynn, Virginia, four properties held in the Morgan Portfolio. A gain on sale of approximately $1.6 million was recognized. The Company also received approximately $0.3 million of escrowed funds related to the purchase of five Morgan Properties in 2005.

The operating results of all properties sold or held for disposition have been reflected in the discontinued operations of the Consolidated Statements of Operations contained in this Form 10-K, except for Caledonia.

Notes Receivable Activity

The notes receivable activity during the year ended December 31, 2010 of $1.2 million in cash inflow reflects net repayments of $0.4 million from the Company’s Chattel Loans, net repayments of $0.7 million from its Contract Receivables and a net inflow of $0.1 million on other notes receivable.

The notes receivable activity during the year ended December 31, 2009 of $0.9 million in cash inflow reflects net repayments of $0.5 million from the Company’s Chattel Loans, net repayments of $2.3 million from its Contract Receivables and a net outflow of $1.9 million on other notes receivable.

The notes receivable activity during year ended December 31, 2008 of $2.5 million in cash outflow reflects net lending of $2.8 million from our Chattel Loans and net repayments of $0.3 million from our Contract Receivables. Contracts Receivable purchased in the PA Transaction contributed a net $19.6 million increase in non-cash inflow.

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

Capital improvements

The table below summarizes capital improvements activity for the years ended December 31, 2010, 2009, and 2008 (amounts in thousands).

	For the Years Ended December 31,
	2010	2009	2008

Recurring Cap Ex(1)	$20,794	$17,415	$15,319
New construction — expansion	239	818	850
New construction — upgrades(2)	6,618	2,874	4,869
Home site development(3)	19,928	7,423	4,291
Hurricane related	—	—	66

Total Property	47,579	28,530	25,395
Corporate(4)	1,050	1,584	198

Total Capital improvements	$48,629	$30,114	$25,593

(1)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(2)	New construction — upgrades primarily represents costs to improve and upgrade Property infrastructure or amenities.

(3)	Home site development includes acquisitions of or improvements to rental units for the years ended December 31, 2010 and 2009. Acquisitions of or improvements to rental units in the years ended December 31, 2008 were included in Inventory changes on the Company’s Consolidated Statements of Cash Flow.

(4)	For the years ended December 31, 2010 and 2009, this includes approximately $0.7 and $1.2 million, respectively, spent to renovate the corporate headquarters, of which approximately $0.7 and $0.9 million, respectively, was reimbursed by the landlord as a tenant allowance.

Financing Activities

Net cash used in financing activities reflects the impact of the following:

Mortgages and Credit Facilities

Financing, Refinancing and Early Debt Retirement

2010 Activity

During the year ended December 31, 2010, the Company closed on approximately $61.6 million of new financing on three manufactured home Properties, with a weighted average interest rate of 6.91% that matures in ten years. The Company also closed on approximately $15.0 million of new financing on one resort Property, with a stated interest rate of 6.50% that matures in ten years. The Company used the proceeds from the financings to pay off approximately $184.2 million on 13 Properties, with a weighted average interest rate of 6.98% and approximately $5.1 million of dealer financing on rental unit purchases.

2009 Activity

On February 13, 2009, in connection with the acquisition of the remaining 75% interests in the Diversified Portfolio joint venture, the Company assumed mortgages of approximately $11.9 million with a weighted average interest rate of 5.95% and weighted average maturity of five years.

On December 17, 2009, the Company paid off the $2 million unsecured note payable to Privileged Access.

During the year ended December 31, 2009, the Company closed on approximately $107.3 million of new financing, on six manufactured home properties, with a weighted average interest rate of 6.32% that mature in 10 years. The Company used the proceeds from the financing to pay off approximately $106.7 million on 20 Properties, with a weighted average interest rate of 7.36%.

2008 Activity

During the year ended December 31, 2008, the Company closed on approximately $231.0 million of new financing on 15 manufactured home Properties, with a weighted average interest rate of 6.01% that mature in 10 years. The Company used the proceeds from the financing to pay off approximately $245.8 million on 28 Properties, with a weighted average interest rate of 5.54%.

Secured Property Debt

As of December 31, 2010, the Company’s secured long-term debt balance was approximately $1.4 billion, with a weighted average interest rate in 2010 of approximately 6.0% per annum. The debt bears interest at rates between 5.0% and 8.5% per annum and matures on various dates primarily ranging from 2011 to 2020. Excluding scheduled principal amortization, the Company has approximately $52 million of long-term debt maturing in 2011 and no long-term debt maturing in 2012. The weighted average term to maturity for the long-term debt is approximately 5.4 years.

The Company expects to satisfy its secured debt maturities of approximately $52 million occurring prior to December 31, 2011 with its existing cash balance and short-term investments.

Unsecured Debt

On June 29, 2010, the Company exercised a one-year extension option on one of its unsecured lines of credit that was due to mature on June 29, 2010. Prior to the extension, the Company had two unsecured lines of credit with a maximum borrowing capacity of $350 million and $20 million, respectively, bearing interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum and a 0.15% facility fee. The $20 million line of credit matured on June 30, 2010. The extension reduced the Company’s maximum borrowing capacity under the $350 million line of credit to $100 million and extended the expiration of the line of credit to June 29, 2011. The Company’s unsecured Line of Credit (“LOC”) with a maximum borrowing capacity of $100 million bears interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum, has a 0.15% facility fee, and matures on June 29, 2011. The Company is currently in the process of negotiating a new line of credit.

The weighted average interest rate for the year ended December 31, 2010 for the Company’s unsecured debt was approximately 0.0% per annum as no amounts were outstanding. As of December 31, 2010, there were no amounts outstanding on the lines of credit.

Other Loans

During the years ended December 31, 2010 and 2009, the Company borrowed approximately $3.7 million and $1.5 million, respectively, which is secured by individual manufactured homes. This financing provided by the dealer requires monthly payments, bears interest at 8.5% and matures on the earlier of: 1) the date the home is sold, or 2) November 20, 2016. All amounts outstanding were paid off prior to December 31, 2010.

Certain of the Company’s mortgages and credit agreements contain covenants and restrictions including restrictions as to the ratio of secured or unsecured debt versus encumbered or unencumbered assets, the ratio of fixed charges-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”), limitations on certain holdings and other restrictions.

Contractual Obligations

As of December 31, 2010, the Company was subject to certain contractual payment obligations as described in the table below (dollars in thousands):

	Total	2011	2012	2013	2014	2015	2016	Thereafter

Long Term Borrowings(1)	$1,413,698	$74,049	$22,644	$122,594	$200,321	$531,171	$82,197	$380,722
Interest Expense(2)	439,464	82,814	78,892	75,620	65,323	56,623	26,658	53,534

Total Contractual Obligations	$1,853,162	$156,863	$101,536	$198,214	$265,644	$587,794	$108,855	$434,256
Weighted average interest rates	5.86%	5.87%	5.85%	5.87%	5.85%	5.58%	5.70%	6.11%

(1)	Balance excludes net premiums and discounts of $0.8 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on the Company’s secured debt based on obligations outstanding as of December 31, 2010. For the Company’s one variable interest obligation, it uses the 7.25%interest floor for this obligation, as it does not believe the LIBOR rate will increase above the floor prior to the loan payment.

The Company does not include Preferred OP Unit distributions, insurance, property taxes and cancelable contracts in the contractual obligations table above.

The Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the years ended December 31, 2010 and December 31, 2009, ground lease rent was approximately $1.9 million and for the year ended December 31, 2008, ground lease rent was approximately $1.8 million. Minimum future rental payments under the ground leases are approximately $1.9 million for each of the next five years and approximately $16.8 million thereafter.

With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately five years, with approximately $530 million (which is due in 2015) in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, it believes that it will be able to repay such maturing debt from operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.

Equity Transactions

In order to qualify as a REIT for federal income tax purposes, the Company must distribute 90% or more of its taxable income (excluding capital gains) to its stockholders. The following regular quarterly distributions have been declared and paid to common stockholders and non-controlling interests since January 1, 2008.

	For the Quarter	Stockholder Record
Distribution Amount Per Share	Ending	Date	Payment Date

$0.2000	March 31, 2008	March 28, 2008	April 11, 2008
$0.2000	June 30, 2008	June 27, 2008	July 11, 2008
$0.2000	September 30, 2008	September 26, 2008	October 10, 2008

$0.2000	December 31, 2008	December 26, 2008	January 9, 2009
$0.2500	March 31, 2009	March 27, 2009	April 10, 2009
$0.2500	June 30, 2009	June 26, 2009	July 10, 2009
$0.3000	September 30, 2009	September 25, 2009	October 9, 2009
$0.3000	December 31, 2009	December 24, 2009	January 8, 2010

$0.3000	March 31, 2010	March 26, 2010	April 9, 2010
$0.3000	June 30, 2010	June 25, 2010	July 9, 2010
$0.3000	September 30, 2010	September 24, 2010	October 8, 2010
$0.3000	December 31, 2010	December 31, 2010	January 14, 2011

2010 Activity

On November 9, 2010, the Company announced that in 2011 the annual distribution per common share will be $1.50 per share up from $1.20 per share in 2010 and $1.10 per share in 2009. This decision recognizes the Company’s investment opportunities and the importance that the Company places on its dividend to its stockholders.

On December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

During the year ended December 31, 2010, the Company received approximately $2.2 million in proceeds from the issuance of shares of common stock, through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).

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

During the year ended December 31, 2009, the Company received approximately $4.9 million in proceeds from the issuance of shares of common stock, through stock option exercises and the Company’s ESPP.

2008 Activity

On December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

During the year ended December 31, 2008, the Company received approximately $4.7 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s ESPP.

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

The Company defines FFO as net income, computed in accordance with GAAP, excluding gains or actual or estimated losses from sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company receives up-front non-refundable payments from the entry of right-to-use contracts. In accordance with GAAP, the upfront non-refundable payments and related commissions are deferred and amortized over the estimated customer life. Although the NAREIT definition of FFO does not address the treatment of nonrefundable right-to-use payments, the Company believes that it is appropriate to adjust for the impact of the deferral activity in its calculation of FFO. The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT. The Company further believes that by excluding the effect of depreciation, amortization and gains or actual or estimated losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. The Company believes that the adjustment to FFO for the net revenue deferral of upfront non-refundable payments and expense deferral of right-to-use contract commissions also facilitates the comparison to other equity REITs. Investors should review FFO, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT’s operating performance. The Company computes FFO in accordance with its interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company does. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with

GAAP, as an indication of the Company’s financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of its liquidity, nor is it indicative of funds available to fund our cash needs, including its ability to make cash distributions.

The following table presents a calculation of FFO for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	2010	2009	2008

Computation of funds from operations:
Net income available for common shares	$38,354	$34,005	$18,303
Income allocated to common OP Units	5,903	6,113	4,297
Right-to-use contract upfront payments, deferred, net	14,856	18,882	10,611
Right-to-use contract commissions, deferred, net	(5,525)	(5,729)	(3,644)
Depreciation on real estate assets and other	68,125	69,049	66,193
Depreciation on unconsolidated joint ventures	1,218	1,250	1,776
Loss (gain) on real estate	231	(5,488)	79

Funds from operations available for common shares	$123,162	$118,082	$97,615

Weighted average common shares outstanding — fully diluted	35,518	32,944	30,498

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk the Company faces is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of the Company’s long-term debt obligations is affected by changes in market interest rates. At December 31, 2010, approximately 100% or approximately $1.4 billion of the Company’s outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $74.4 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $78.6 million.

At December 31, 2010, none of the Company’s outstanding debt was short-term and at variable rates.

FORWARD-LOOKING STATEMENTS

This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

•	the Company’s ability to control costs, real estate market conditions, the actual rate of decline in customers, the actual use of sites by customers and its success in acquiring new customers at its Properties (including those recently acquired);

•	the Company’s ability to maintain historical rental rates and occupancy with respect to Properties currently owned or that the Company may acquire;

•	the Company’s assumptions about rental and home sales markets;

•	in the age-qualified Properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial, credit and capital markets volatility;

•	results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing and competition from alternative housing options including site-built single-family housing;

•	impact of government intervention to stabilize site-built single family housing and not manufactured housing;

•	the completion of future acquisitions, if any, and timing with respect thereto and the effective integration and successful realization of cost savings;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional common stock;

•	the effect of accounting for the entry of agreements with customers representing a right-to-use the Properties under the Codification Topic “Revenue Recognition”; and

•	other risks indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), maintains a system of disclosure controls and procedures, designed to provide reasonable assurance that information the Company is required to disclose in the reports that the Company files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management with the participation of the Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation as of the end of the period covered by this annual report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010.

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by the Company’s independent registered public accounting firm, as stated in their report on Page F-2 of the Consolidated Financial Statements.

Item 9B	Other Information

Pursuant to the authority granted in the Stock Option and Award Plan, in November 2010 the Compensation Committee approved the annual award of stock options to be granted to the Chairman of the Board, the Compensation Committee Chairperson and Lead Director, the Executive Committee Chairperson, and the Audit Committee Chairperson and Audit Committee Financial Expert on January 31, 2011 for their services rendered in 2010. On January 31, 2011, Mr. Samuel Zell was awarded options to purchase 100,000 shares of common stock, which he elected to receive as 20,000 shares of restricted common stock, for services rendered as Chairman of the Board; Mrs. Sheli Rosenberg was awarded options to purchase 25,000 shares of common stock, which she elected to receive as 5,000 shares of restricted common stock, for services rendered as Lead Director and Chairperson of the Compensation Committee; Mr. Howard Walker was awarded options to purchase 15,000 shares of common stock, which he elected to receive as 3,000 shares of restricted common stock, for services rendered as Chairperson of the Executive Committee; and Mr. Philip Calian was awarded options to purchase 15,000 shares of common stock, which he elected to receive as 3,000 shares of restricted common stock, for services rendered as Audit Committee Financial Expert and Audit Committee Chairperson. One-third of the options to purchase common stock and the shares of restricted common stock covered by these awards vests on each of December 31, 2011, December 31, 2012 and December 31, 2013.

PART III

Items 10 and 11	Directors, Executive Officers and Corporate Governance, and Executive Compensation

The information required by Item 10 and 11 will be contained in the 2010 Proxy Statement and is therefore incorporated by reference, and thus Item 10 and 11 has been omitted in accordance with General Instruction G.(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding securities authorized for issuance under equity compensation plans required by Item 12 follows:

Number of
Securities
	Number of		Remaining Available
	securities to		for Future Issuance
	be Issued upon	Weighted-average	under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(excluding securities
	Options, Warrants	Options, Warrants	reflected in column
	and Rights	and Rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	805,184	40.32	851,677
Equity compensation plans not approved by security holders(2)	N/A	N/A	304,304

Total	805,184	40.32	1,155,981

(1)	Includes shares of common stock under the Company’s Stock Option and Award Plan adopted in December 1992, and amended and restated from time to time, most recently amended effective March 23, 2001. The Stock Option and Award Plan and certain amendments thereto were approved by the Company’s stockholders.

(2)	Represents shares of common stock under the Company’s Employee Stock Purchase Plan, which was adopted by the Board of Directors in July 1997, as amended in May 2006. Under the Employee Stock Purchase Plan, eligible employees make monthly contributions which are used to purchase shares of common stock at a purchase price equal to 85% of the lesser of the closing price of a share of common stock on the first or last trading day of the purchase period. Purchases of common stock under the Employee Stock Purchase Plan are made on the first business day of the next month after the close of the purchase period. Under New York Stock Exchange rules then in effect, stockholder approval was not required for the Employee Stock Purchase Plan because it is a broad-based plan available generally to all employees.

The information required by Item 403 of Regulation S-K “Security Ownership of Certain Beneficial Owners and Management” required by Item 12 will be contained in the 2010 Proxy Statement and is therefore incorporated by reference, and thus has been omitted in accordance with General Instruction G.(3) to Form 10-K.

Items 13 and 14	Certain Relationships and Related Transactions, and Director Independence, and Principal Accountant Fees and Services

The information required by Item 13 and Item 14 will be contained in the 2010 Proxy Statement and is therefore incorporated by reference, and thus Item 13 and 14 has been omitted in accordance with General Instruction G.(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

1. Financial Statement

See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

2. Financial Statement Schedules

See Index to Financial Statements and Schedules on page F-1 of this Form 10-K.

3. Exhibits:

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and its other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

2	(a)	Admission Agreement between Equity Financial and Management Co., Manufactured Home Communities, Inc. and MHC Operating Partnership
3	.1(k)	Amended and Restated Articles of Incorporation of Equity Lifestyle Properties, Inc. effective May 15, 2007
3	.4(l)	Second Amended and Restated Bylaws effective August 8, 2007
3	.5(f)	Amended and Restated Articles Supplementary of Equity LifeStyle Properties, Inc. effective March 16, 2005
3	.6(f)	Articles Supplementary of Equity LifeStyle Properties, Inc. effective June 23, 2005
4	.1(q)	Amended and Restated 8.0625% Series D Cumulative Redeemable Perpetual Preference Units Term Sheet and Joinder to Second Amended and Restated Agreement of Limited Partnership
4	.2(q)	7.95% Series F Cumulative Redeemable Perpetual Preference Units Term Sheet and Joinder to Second Amended and Restated Agreement of Limited Partnership
4	.3(q)	Form of Specimen Stock Certificate Evidencing the Common Stock of Equity LifeStyle Properties, Inc., par value $0.01 per share
9		Not applicable
10	.4(b)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996
10	.5(g)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

10	.10(c)	Form of Manufactured Home Communities, Inc. 1997 Non-Qualified Employee Stock Purchase Plan
10	.11(d)	Amended and Restated Manufactured Home Communities, Inc. 1992 Stock Option and Stock Award Plan effective March 23, 2001
10	.19(e)	Agreement of Plan of Merger (Thousand Trails), dated August 2, 2004
10	.20(e)	Amendment No. 1 to Agreement of Plan of Merger (Thousand Trails), dated September 30, 2004
10	.21(e)	Amendment No. 2 to Agreement of Plan of Merger (Thousand Trails), dated November 9, 2004
10	.27(i)	Credit Agreement ($225 million Revolving Facility) dated June 29, 2006
10	.28(i)	Second Amended and Restated Loan Agreement ($50 million Revolving Facility) dated July 14, 2006
10	.29(h)	Amended and Restated Thousand Trails Lease Agreement dated April 14, 2006
10	.31(h)	Amendment No. 3 to Agreement and Plan of Merger (Thousand Trails) dated April 14, 2006
10	.33(j)	Amendment of Non-Qualified Employee Stock Purchase Plan dated May 3, 2006
10	.34(j)	Form of Indemnification Agreement
10	.37(m)	First Amendment to Credit Agreement ($400 million Revolving Facility) dated September 21, 2007
10	.38(m)	First Amendment to Second Amended and Restated Loan Agreement ($20 million Revolving Facility) dated September 21, 2007
10	.39(n)	Second Amended and Restated Lease Agreement dated as of January 1, 2008 by and between Thousand Trails Operations Holding Company, L.P. and MHC TT Leasing Company, Inc.
10	.42(o)	First Amendment to Second Amended and Restated Lease Agreement dated as of March 1, 2008 between MHC TT Leasing Company, Inc. and Thousand Trails Operations Holding Company, L.P.
10	.43(p)	Form of Trust Agreement Establishing Howard Walker Deferred Compensation Trust, dated December 8, 2000
10	.44(r)	Underwriting Agreement, dated June 23, 2009 by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC
10	.45(s)	Second Amendment to Credit Agreement (Revolving Facility) and Guarantor Consent and Confirmation, dated June 29, 2010, by and among the Company, MHC Operating Limited Partnership, MHC Trust, T1000 Trust, Wells Fargo Bank, N.A. and each of the Lenders set forth therein.
11		Not applicable
12	(t)	Computation of Ratio of Earnings to Fixed Charges
13		Not applicable
14	(j)	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated July 2006
16		Not applicable
18		Not applicable
21	(t)	Subsidiaries of the registrant
22		Not applicable
23	(t)	Consent of Independent Registered Public Accounting Firm
24	.1(t)	Power of Attorney for Philip C. Calian dated February 17, 2011
24	.2(t)	Power of Attorney for David J. Contis dated February 16, 2011
24	.3(t)	Power of Attorney for Thomas E. Dobrowski dated February 22, 2011
24	.4(t)	Power of Attorney for Sheli Z. Rosenberg dated February 17, 2011
24	.5(t)	Power of Attorney for Howard Walker dated February 16, 2011
24	.6(t)	Power of Attorney for Gary Waterman dated February 17, 2011
24	.7(t)	Power of Attorney for Samuel Zell dated February 18, 2011
31	.1(t)	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002
31	.2(t)	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32	.1(t)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
32	.2(t)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
101	(aa)	The following materials from Equity LifeStyle Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to Consolidated Financial Statements, furnished herewith.

The following documents are incorporated herein by reference.

(a)	Included as an exhibit to the Company’s Form S-11 Registration Statement, File No. 33-55994
(b)	Included as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 1996
(c)	Included as Exhibit A to the Company’s definitive Proxy Statement dated March 28, 1997, relating to Annual Meeting of Stockholders held on May 13, 1997
(d)	Included as Appendix A to the Company’s Definitive Proxy Statement dated March 30, 2001
(e)	Included as an exhibit to the Company’s Report on Form 8-K dated November 16, 2004
(f)	Included as an exhibit to the Company’s Report on Form 10-Q dated June 30, 2005
(g)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2005
(h)	Included as an exhibit to the Company’s Report on Form 8-K dated April 14, 2006
(i)	Included as an exhibit to the Company’s Report on Form 10-Q dated June 30, 2006
(j)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2006
(k)	Included as an exhibit to the Company’s Report on Form 8-K dated May 18, 2007
(l)	Included as an exhibit to the Company’s Report on Form 8-K dated August 8, 2007
(m)	Included as an exhibit to the Company’s Report on Form 8-K dated September 21, 2007
(n)	Included as an exhibit to the Company’s Report on Form 8-K dated January 4, 2008
(o)	Included as an exhibit to the Company’s Report on Form 10-Q dated March 31, 2008
(p)	Included as an exhibit to the Company’s Report on Form 8-K dated December 8, 2000, filed on September 25, 2008
(q)	Included as an exhibit to the Company’s Report on Form S-3 ASR dated May 6, 2009
(r)	Included as an exhibit to the Company’s Report on Form 8-K dated June 23, 2009
(s)	Included as an exhibit to the Company’s Report on Form 8-K dated July 2, 2010
(t)	Filed herewith
(aa)	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.,
a Maryland corporation

Date: February 24, 2011	By /s/ Thomas P. Heneghan Thomas P. Heneghan President and Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2011	By /s/ Michael B. Berman Michael B. Berman Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Equity LifeStyle Properties, Inc. — Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas P. Heneghan Thomas P. Heneghan	President and Chief Executive Officer (Principal Executive Officer), and Director *Attorney-in-Fact	February 24, 2011

/s/ Michael B. Berman Michael B. Berman	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) *Attorney-in-Fact	February 24, 2011

*Samuel Zell Samuel Zell	Chairman of the Board	February 24, 2011

*Howard Walker Howard Walker	Vice-Chairman of the Board	February 24, 2011

*Philip C. Calian Philip C. Calian	Director	February 24, 2011

*David J. Contis David J. Contis	Director	February 24, 2011

*Thomas E. Dobrowski Thomas E. Dobrowski	Director	February 24, 2011

*Sheli Z. Rosenberg Sheli Z. Rosenberg	Director	February 24, 2011

*Gary Waterman Gary Waterman	Director	February 24, 2011

INDEX TO FINANCIAL STATEMENTS

EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to the Company.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.

We have audited Equity Lifestyle Properties, Inc’s (Equity Lifestyle Properties or the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity Lifestyle Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Equity Lifestyle Properties, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010, and the financial statement schedules listed in the Index at Item 15, of Equity Lifestyle Properties, Inc., and our report dated February 24, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 24, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.

We have audited the accompanying consolidated balance sheets of Equity Lifestyle Properties, Inc. (Equity Lifestyle Properties or the Company), as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and the schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Lifestyle Properties at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Lifestyle Properties’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 24, 2011

Equity LifeStyle Properties, Inc.

Consolidated Balance Sheets
As of December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
	(Amounts in thousands, except for share data)

ASSETS
Investment in real estate:
Land	$544,462	$544,722
Land improvements	1,762,122	1,744,443
Buildings and other depreciable property	278,403	249,050

	2,584,987	2,538,215
Accumulated depreciation	(700,665)	(629,768)

Net investment in real estate	1,884,322	1,908,447
Cash and cash equivalents	12,659	145,128
Short-term investments	52,266	—
Notes receivable, net	25,726	29,952
Investment in joint ventures	8,446	9,442
Rents and other customer receivables, net	419	421
Deferred financing costs, net	10,688	11,382
Inventory	3,177	2,964
Deferred commission expense	14,898	9,373
Escrow deposits and other assets	35,794	49,210

Total Assets	$2,048,395	$2,166,319

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$1,412,919	$1,547,901
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	52,782	58,982
Deferred revenue — upfront payments from right-to-use contracts	44,349	29,493
Deferred revenue — right-to-use annual payments	12,642	12,526
Accrued interest payable	7,174	8,036
Rents and other customer payments received in advance and security deposits	47,738	44,368
Distributions payable	10,633	10,586

Total Liabilities	1,588,237	1,711,892
Commitments and contingencies
Non-controlling interests — Perpetual Preferred OP Units	200,000	200,000
Equity:
Stockholders’ Equity:
Preferred stock, $.01 par value 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value 100,000,000 shares authorized for 2010 and 2009; 30,972,353 and 30,350,792 shares issued and outstanding for 2010 and 2009, respectively	310	301
Paid-in capital	463,722	456,696
Distributions in excess of accumulated earnings	(237,002)	(238,467)

Total Stockholders’ Equity	227,030	218,530

Non-controlling interests — Common OP Units	33,128	35,897

Total Equity	260,158	254,427

Total Liabilities and Equity	$2,048,395	$2,166,319

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2010, 2009, 2008

	2010	2009	2008
	(Amounts in thousands, except for share and per share data)

Revenues:
Community base rental income	$259,351	$253,379	$245,833
Resort base rental income	129,481	124,822	111,876
Right-to-use annual payments	49,831	50,765	19,667
Right-to-use contracts current period, gross	19,496	21,526	10,951
Right-to-use contracts, deferred, net of prior period amortization	(14,856)	(18,882)	(10,611)
Utility and other income	48,357	47,685	41,633
Gross revenues from home sales	6,120	7,136	21,845
Brokered resale revenues, net	918	758	1,094
Ancillary services revenues, net	2,504	2,745	1,197
Interest income	4,419	5,119	3,095
Income from other investments, net	5,740	8,168	17,006

Total revenues	511,361	503,221	463,586
Expenses:
Property operating and maintenance	185,786	180,870	152,363
Real estate taxes	32,110	31,674	29,457
Sales and marketing, gross	12,606	13,536	7,116
Sales and marketing, deferred commissions, net	(5,525)	(5,729)	(3,644)
Property management	32,639	33,383	25,451
Depreciation on real estate and other costs	68,125	69,049	66,193
Cost of home sales	5,396	7,471	24,069
Home selling expenses	2,078	2,383	5,776
General and administrative	22,559	22,279	20,617
Rent control initiatives	1,120	456	1,555
Goodwill impairment	3,635	—	—
Depreciation on corporate assets	1,080	1,039	390
Interest and related amortization	91,151	98,311	99,430

Total expenses	452,760	454,722	428,773

Income before equity in income of unconsolidated joint ventures	58,601	48,499	34,813

Equity in income of unconsolidated joint ventures	2,027	2,896	3,753

Consolidated income from continuing operations	60,628	51,395	38,566
Discontinued Operations:
Discontinued operations	—	181	257
(Loss) income from discontinued real estate	(231)	4,685	(79)

(Loss) income from discontinued operations	(231)	4,866	178

Consolidated net income	60,397	56,261	38,744
Income allocated to non-controlling interests:
Common OP Units	(5,903)	(6,113)	(4,297)
Perpetual Preferred OP Units	(16,140)	(16,143)	(16,144)

Net income available for Common Shares	$38,354	$34,005	$18,303

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Consolidated Statements of Operations
For the Years Ended December 31, 2010, 2009, 2008

	2010	2009	2008
	(Amounts in thousands, except for share and per share data)

Earnings per Common Share — Basic:
Income from continuing operations	$1.26	$1.08	$0.74

Income from discontinued operations	$—	$0.15	$0.01

Net income available for Common Shares	$1.26	$1.23	$0.75

Earnings per Common Share — Fully Diluted:
Income from continuing operations	$1.25	$1.07	$0.74

Income from discontinued operations	$—	$0.15	$0.01

Net income available for Common Shares	$1.25	$1.22	$0.75

Weighted average Common Shares outstanding — basic	30,517	27,582	24,466

Weighted average Common Shares outstanding — fully diluted	35,518	32,944	30,498

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Consolidated Statements of Changes In Equity
For the Years Ended December 31, 2010, 2009, 2008

			Distributions in
			Excess of	Non-controlling
			Accumulated	Interests—
	Common	Paid-in	Comprehensive	Common OP	Total
	Stock	Capital	Earnings	Units	Equity
	(Amounts in thousands)

Balance, December 31, 2007	$236	$310,803	$(240,098)	$17,776	$88,717
Conversion of OP Units to common stock	—	1,463	—	(1,463)	—
Issuance of common stock through exercise of options	2	3,205	—	—	3,207
Issuance of common stock through employee stock purchase plan	—	1,501	—	—	1,501
Compensation expenses related to stock options and restricted stock	—	5,162	—	—	5,162
Repurchase of common stock	—	(600)	—	—	(600)
Adjustment for Common OP
Unitholders in the Operating Partnership	—	(1,450)	—	1,450	—
Net income	—	—	18,303	4,297	22,600
Distributions	—	—	(19,814)	(4,539)	(24,353)

Balance, December 31, 2008	238	320,084	(241,609)	17,521	96,234
Conversion of OP Units to common stock	—	2,516	—	(2,516)	—
Issuance of common stock through exercise of options	2	3,537	—	—	3,539
Issuance of common stock through employee stock purchase plan	—	1,344	—	—	1,344
Issuance of common stock through stock offering	46	146,317	—	—	146,363
Compensation expenses related to stock options and restricted stock	15	4,640	—	—	4,655
Repurchase of common stock or Common OP Units	—	(1,193)	—	(188)	(1,381)
Adjustment for Common OP
Unitholders in the Operating Partnership	—	(20,549)	—	20,549	—
Net income	—	—	34,005	6,113	40,118
Distributions	—	—	(30,863)	(5,582)	(36,445)

Balance, December 31, 2009	301	456,696	(238,467)	35,897	254,427
Conversion of OP Units to common stock	9	3,662	—	(3,671)	—
Issuance of common stock through exercise of options	—	1,106	—	—	1,106
Issuance of common stock through employee stock purchase plan	—	1,076	—	—	1,076
Compensation expenses related to stock options and restricted stock	—	5,436	—	—	5,436
Repurchase of common stock or Common OP Units	—	(2,054)	—	—	(2,054)
Adjustment for Common OP
Unitholders in the Operating Partnership	—	(751)	—	751	—
Acquisition of non-controlling interests	—	(1,449)	—	(132)	(1,581)
Net income	—	—	38,354	5,903	44,257
Distributions	—	—	(36,889)	(5,620)	(42,509)

Balance, December 31, 2010	$310	$463,722	$(237,002)	$33,128	$260,158

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009, 2008

	2010	2009	2008
	(Amounts in thousands)

Cash Flows From Operating Activities:
Consolidated net income	$60,397	$56,261	$38,744
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of discontinued real estate and other	231	(5,483)	79
Depreciation expense	73,347	73,670	68,700
Amortization expense	3,325	3,090	2,956
Debt premium amortization	13	(1,232)	(632)
Equity in income of unconsolidated joint ventures	(3,245)	(4,146)	(5,528)
Distributions from unconsolidated joint ventures	2,831	2,936	3,717
Amortization of stock-related compensation	5,436	4,655	5,162
Revenue recognized from right-to-use contract sales	(4,640)	(2,644)	(340)
Commission expense recognized related to right-to-use contracts	1,432	821	112
Accrued long term incentive plan compensation	725	1,053	1,098
Increase in provision for uncollectible rents receivable	517	654	353
Increase in provision for inventory reserve	—	839	63
Changes in assets and liabilities:
Notes receivable activity, net	494	136	92
Rent and other customer receivables, net	(516)	(40)	(236)
Inventory	3,524	2,060	(5,129)
Deferred commission expense	(6,957)	(6,550)	(3,756)
Escrow deposits and other assets	7,730	7,825	(1,208)
Goodwill impairment	3,635	—	—
Accrued payroll and other operating expenses	(7,886)	(3,504)	1,564
Deferred revenue — upfront payments from right-to-use contracts	19,496	21,526	10,951
Deferred revenue — right-to-use annual payments	39	(1,564)	(3,769)
Rents received in advance and security deposits	3,381	162	1,061

Net cash provided by operating activities	163,309	150,525	114,054

Cash Flows From Investing Activities:
Acquisition of real estate and other	—	(8,219)	(2,217)
Proceeds from disposition of rental properties	—	3,278	—
Net tax-deferred exchange withdrawal (deposit)	786	(786)	2,124
Purchase of Short-term investments	(52,266)	—	—
Joint Ventures:
Investments in	—	—	(5,545)
Distributions from	—	—	524
Net repayments (borrowings) of notes receivable	1,176	949	(2,489)
Capital improvements	(48,629)	(30,114)	(25,593)

Net cash used in investing activities	(98,933)	(34,892)	(33,196)

The accompanying notes are an integral part of the financial statements

	2010	2009	2008
	(Amounts in thousands)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	2,182	4,883	4,708
Net proceeds from issuance of Common Stock	—	146,363	—
Distributions to Common Stockholders, Common OP Unitholders, and Perpetual Preferred OP Unitholders	(58,600)	(48,109)	(38,921)
Stock repurchase and Unit redemption	(2,054)	(1,381)	(600)
Acquisition of non-controlling interests	(1,581)	—	—
Lines of credit:
Proceeds	—	50,900	201,200
Repayments	—	(143,900)	(211,200)
Principal payments and mortgage debt payoff	(211,656)	(130,235)	(224,442)
New financing proceeds	76,615	107,264	231,047
Debt issuance costs	(1,751)	(1,602)	(3,123)

Net cash used in financing activities	(196,845)	(15,817)	(41,331)

Net (decrease) increase in cash and cash equivalents	(132,469)	99,816	39,527
Cash and cash equivalents, beginning of year	145,128	45,312	5,785

Cash and cash equivalents, end of year	$12,659	$145,128	$45,312

Supplemental Information:
Cash paid during the period for interest	$87,888	$96,030	$96,668
Non-cash activities:
Inventory reclassified to Buildings and other depreciable property	—	6,727	57,797
Manufactured homes acquired with dealer financing	3,674	1,389	—
Dealer financing	3,674	1,389	—
Acquisitions
Assumption of assets and liabilities:
Inventory	—	185	2,139
Escrow deposits and other assets	—	11,267	12,361
Accrued payroll and other operating expenses	(164)	5,195	15,413
Notes receivable	(2,556)	763	18,448
Rents and other customer payments received in advance and security deposits	(76)	3,933	19,821
Investment in real estate	2,796	18,879	11,540
Debt assumed and financed on acquisition	—	11,851	7,037
Dispositions
Other assets and liabilities, net	(97)	(14)	—
Investment in real estate	(3,531)	13,831	—
Mortgage notes payable assumed by purchaser	(3,628)	10,539	—

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 1 —	Organization of the Company and Basis of Presentation

Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (the “Subsidiaries”), is referred to herein as the “Company” and “ELS.” The Company is a fully integrated owner and operator of lifestyle-oriented properties “Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Properties are designed and improved for several home options of various sizes and designs that are produced off-site, installed and set on designated sites (“Site Set”) within the Properties. At certain Properties, the Company provides access to its sites through right-to-use or membership contracts. The Company believes that it has qualified for taxation as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since its taxable year ended December 31, 1993. The Company plans to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The Company cannot, therefore, guarantee that it has qualified or will qualify in the future as a REIT. The determination that the Company is a REIT requires an analysis of various factual matters that may not be totally within its control and it cannot provide any assurance that the IRS will agree with its analysis. For example, to qualify as a REIT, at least 95% of the Company’s gross income must come from sources that are itemized in the REIT tax laws. The Company is also required to distribute to stockholders at least 90% of its REIT taxable income computed without regard to its deduction for dividends paid and its net capital gain. As of December 31, 2010, the Company has net operating loss carryforwards of approximately $88 million that can be utilized to offset future distribution requirements. The fact that the Company holds its assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the Company’s REIT qualification. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT. The Company does not believe, however, that any pending or proposed tax law changes would jeopardize its REIT qualification.

If the Company fails to qualify as a REIT, it would be subject to U.S. federal income tax at regular corporate rates. Also, unless the IRS granted the Company relief under certain statutory provisions, it would remain disqualified as a REIT for four years following the year it first failed to qualify. Even if the Company qualifies for taxation as a REIT, the Company is subject to certain foreign, state and local taxes on its income and property and U.S. federal income and excise taxes on its undistributed income.

The operations of the Company are conducted primarily through the Operating Partnership. The Company contributed the proceeds from its initial public offering and subsequent offerings to the Operating Partnership for a general partnership interest. In 2004, the general partnership interest was contributed to MHC Trust, a private REIT subsidiary owned by the Company. The financial results of the Operating Partnership and the Subsidiaries are consolidated in the Company’s consolidated financial statements. In addition, since certain activities, if performed by the Company, may cause the Company to earn income which is not qualifying for the REIT gross income tests, the Company has formed taxable REIT subsidiaries, as defined in the Code, to engage in such activities.

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

the Consolidated Financial Statements as Non-controlling interests — Common OP Units. As of December 31, 2010, the Non-Controlling Interests — Common OP Units represented 4,431,420 units of limited partnership interest (“OP Units”) which are convertible into an equivalent number of shares of the Company’s common stock. The issuance of additional shares of common stock or Common OP Units changes the respective ownership of the Operating Partnership for both the Non-controlling interests — Common OP Units.

Note 2 —	Summary of Significant Accounting Policies

(a)	Basis of Consolidation

The Company consolidates its majority-owned subsidiaries in which it has the ability to control the operations of the subsidiaries and all variable interest entities with respect to which the Company is the primary beneficiary. The Company also consolidates entities in which it has a controlling direct or indirect voting interest. All inter-company transactions have been eliminated in consolidation. For business combinations for which the acquisition date is on or after January 1, 2009, the purchase price of Properties is accounted for in accordance with the Codification Topic “Business Combinations” (“FASB ASC 805”).

The Company has applied the Codification Sub-Topic “Variable Interest Entities” (“FASB ASC 810-10-15”). The objective of FASB ASC 810-10-15 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. Prior to January 1, 2010, a company that held a variable interest in an entity was required to consolidate such entity if the company absorbed a majority of the entity’s expected losses or receiveed a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company also applied the Codification Sub-Topic “Control of Partnerships and Similar Entities” (“FASB ASC 810-20”), which determines whether a general partner or the general partners as a group controls a limited partnership or similar entity and therefore should consolidate the entity. Beginning January 1, 2010, the Codification Sub-Topic ASC 810-10-15 adopted amendments to the variable interest consolidation model described above. The requirement to consolidate a VIE as revised in this amendment is based on the qualitative analysis considerations for primary beneficiary determination which requires a company consolidate an entity determined to be a VIE if it has both of the following characteristics: (1) the power to direct the principal activities of the entity and (2) the disproportionate requirement to absorb the expected losses or disproportionate right to receive the residual returns of the entity. The Company applies apply FASB ASC 810-10-15 and FASB ASC 810-20 to all types of entity ownership (general and limited partnerships and corporate interests).

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

In accordance with FASB ASC 805, which is effective for acquisitions on or after January 1, 2009, the Company recognizes all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value. The Company also expenses transaction costs as they are incurred. Certain purchase price adjustments may be made within one year following any acquisition and applied retroactively to the date of acquisition.

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be available in connection with the acquisition or financing of the respective Property and other market data. The Company also considers information obtained about each Property as a result of its due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

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

For long-lived assets to be held and used, including the Company’s investments in rental units, if an impairment indicator exists, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

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

The Company records acquired intangible assets at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives over the period the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

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

The Company performed its annual goodwill impairment test as of October 31, 2010. The Company determined that the carrying value of a small Florida internet and media based advertising business acquired in August of 2009 was greater than its fair value. The net acquisition price of $3.7 million was comprised of $8.2 million of assets and $4.5 million of assumed liabilities. The assets primarily included amortizable intangibles and goodwill. The liabilities were primarily comprised of deferred advertising revenue.

The goodwill associated with the August 2009 acquisition was $3.6 million and the Company decided to recognize a non-cash charge for all the goodwill related to the acquisition to reduce the carrying value of the business to its approximate fair value as of the goodwill testing date. The net fair value was estimated to be equal to a $1.5 million offer we received for the sale of the business. The offer is still being evaluated and included potential future earn-outs.

As of December 31, 2010 and 2009, the carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits and other assets” on the Company’s consolidated balance sheets, were approximately $15.9 million and $19.6 million, respectively. Accumulated amortization of identified intangibles assets was approximately $1.6 million and $0.6 million as of December 31, 2010 and 2009, respectively.

Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount

2011	$847
2012	$747
2013	$705
2014	$622
2015	$622

(f)	Cash and Cash Equivalents

The Company considers all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of December 31, 2010 and 2009 include approximately $3.0 and $0.4 million, respectively, of restricted cash.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2 —	Summary of Significant Accounting Policies (continued)

(g)	Short-term Investments

The Company’s short-term investments consist of U.S. Treasury Bills with maturity dates in excess of three months which are treated as held-to-maturity and are carried at the amortized cost. All U.S. Treasury Bills will mature on or prior to May 31, 2011.

(h)	Notes Receivable

Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, unamortized discounts or premiums, and an allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases the Company finances the sales of homes to its customers (referred to as “Chattel Loans”) which loans are secured by the homes. The valuation of an allowance for doubtful accounts for the Chattel Loans is calculated based on delinquency trends and a comparison of the outstanding principal balance of each note compared to the N.A.D.A. (National Automobile Dealers Association) value and the current estimated market value of the underlying manufactured home collateral.

The Company also provides financing for nonrefundable upfront payments on entering or upgrades of right-to-use contracts (“Contracts Receivable”). Based upon historical collection rates and current economic trends, when an up-front payment is financed, a reserve is established for a portion of the Contracts Receivable balance estimated to be uncollectible. The reserve and the rate at which the Company provides for losses on its Contracts Receivable could be increased or decreased in the future based on its actual collection experience. (See Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-K.)

On August 14, 2008, the Company purchased Contracts Receivable that were recorded at fair value at the time of acquisition of approximately $19.6 million under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”). The fair value of these Contracts Receivable includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these Contracts Receivable as of the transaction date. Through December 31, 2010, the credit performance of these Contracts Receivable has generally been consistent with the assumptions used in determining the initial fair value, and the Company’s original expectations regarding the amounts and timing of future cash flows has not changed. The carrying amount of these Contracts Receivable as of December 31, 2010 is $4.1 million. A probable decrease in management’s expectation of future cash collections related to these Contracts Receivable could result in the need to record an allowance for credit losses in the future. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying pool of Contracts Receivable.

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

On August 14, 2008, the Company acquired substantially all of the assets and certain liabilities of Privileged Access, LP (“Privileged Access”) for an unsecured note payable of $2.0 million (the “PA Transaction”). Prior to August 14, 2008, income from other investments, net, primarily included revenue relating to the Company’s former ground leases with Privileged Access. The ground leases were terminated on August 14, 2008 due to the PA Transaction. The ground leases with Privileged Access were for approximately 24,300 sites at 82 of the Company’s Properties and were accounted for in accordance with Codification Topic “Leases” (“FASB ASC 840”) (prior authoritative guidance: Statement of Financial Accounting Standards No. 13, “Accounting for Leases”). The Company recognized income related to these ground leases of approximately $15.8 million for the year ended December 31, 2008.

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

The Company has received proceeds from insurance carriers of approximately $11.2 million through December 31, 2010. The proceeds were accounted for in accordance with the Codification Topic “Contingencies” (“FASB ASC 450”). During the year ended December 31, 2010, 2009 and 2008, approximately $0.3 million, $1.6 million and $0.6 million, respectively, has been recognized as a gain on insurance recovery, which is net of approximately $0.2 million, $0.3 million and $0.3 million, respectively, of contingent legal fees and included in income from other investments, net.

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

At December 31, 2010, the Company’s investments in U.S. Treasury Bills, approximately $52.3 million classified as held-to-maturity are measured using unadjusted quoted market prices (Level 1). The fair values of the Company’s remaining financial instruments approximate their carrying or contract values.

(m)	Deferred Financing Costs, net

Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis, which approximates straight line. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with, Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $12.6 million and $12.5 million at December 31, 2010 and 2009, respectively.

(n)	Revenue Recognition

The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. The Company will reserve for receivables when it believes the ultimate collection is less than probable. The Company’s provision for uncollectible rents receivable was approximately $3.0 million and $2.6 million as of December 31, 2010 and 2009, respectively.

The Company accounts for the entry of right-to-use contracts in accordance with the Codification Topic “Revenue Recognition” (“FASB ASC 605”). A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Customers may choose to upgrade their contracts to increase their usage and the number of Properties they may access. A contract requires the customer to make an upfront nonrefundable payment and annual payments during the term of the contract. The stated term of a right-to-use contract is generally three years and the customer may renew his contract by continuing to make the annual payments. The Company will recognize the upfront nonrefundable payments over the estimated customer life which, based on historical attrition rates, the Company has estimated to be from one to 31 years. For example, the Company has currently estimated that 7.9% of customers who enter a new right-to-use contract will terminate their contract after five years. Therefore, the upfront nonrefundable payments from 7.9% of the contracts entered in any particular period are amortized on a straight-line basis over a period of five years as five years is the estimated customer life for 7.9% of the Company’s customers who enter a contract. The historical attrition rates for upgrade contracts are lower than for new contracts, and therefore, the nonrefundable upfront payments for upgrade contracts are amortized at a different rate than for new contracts. The decision to recognize this revenue in accordance with FASB ASC 605 was made after corresponding during September and October 2008 with the Office of the Chief Accountant at the SEC.

Right-to-use annual payments by customers under the terms of the right-to-use contracts are deferred and recognized ratably over the one-year period in which the services are provided.

Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2 —	Summary of Significant Accounting Policies (continued)

(o)	Non-Controlling Interests

In December 2007, the FASB issued the Codification Topic “Consolidation” (“FASB ASC 810”), an amendment of Accounting Research Bulletin No. 51. FASB ASC 810 seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheets and Consolidated Statements of Operations. Per FASB ASC 810, a non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are non-controlling interests. Under FASB ASC 810, such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. However, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable non-controlling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in the Codification Topic “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“FASB ASC 815-40”) to evaluate whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. Such ownership percentage is calculated by dividing the number of Common OP Units held by the Common OP Unitholders (4,431,420 and 4,914,040 at December 31, 2010 and 2009, respectively) by the total OP Units held by the Common OP Unitholders and the Company. Issuance of additional shares of common stock or Common OP Units changes the percentage ownership of both the Non-controlling interests — Common OP Units and the Company.

Due in part to the exchange rights (which provide for the conversion of Common OP Units into shares of common stock on a one-for-one basis), such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between stockholders’ equity and Non-controlling Interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

In accordance with FASB ASC 810, the Company presents the non-controlling interest for Common OP Units in the Equity section of the consolidated balance sheets. The caption Common OP Units on the consolidated balance sheets also includes $0.5 million of private REIT Subsidiaries preferred stock. The Company’s Perpetual Preferred OP Units are presented in the mezzanine section on the consolidated balance sheets.

(p)	Income and Other Taxes

Due to the structure of the Company as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT, but the Company is still subject to certain foreign, state and local income, excise or franchise taxes. In addition, the Company has several taxable REIT subsidiaries which are subject to federal and state income taxes at regular corporate tax rates.

The Company expensed federal, foreign, state and local taxes, net of any refunds, of approximately $0.4 million, $0.6 million and $0.4 million for the years ended December 31, 2010, 2009, and 2008, respectively, which includes taxes payable from activities managed through taxable REIT subsidiaries (“TRSs”). Overall, the TRSs have federal net operating loss carryforwards. No net tax benefits have been recorded by the TRSs since it

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2 —	Summary of Significant Accounting Policies (continued)

is not considered more likely than not that the deferred tax asset related to the TRSs net operating loss carryforwards will be utilized.

The Company adopted the provisions of Codification Topic “Income Taxes” (“FASB 740”) on January 1, 2007. The adoption of FASB 740 resulted in no impact to the Company’s consolidated financial statements. The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

As of December 31, 2010, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $1.4 billion (unaudited) and $31.0 million (unaudited), respectively.

During the years ended December 31, 2010, 2009, and 2008, the Company’s tax treatment of distributions are as follows:

	2010	2009	2008

Tax status of Common Shares distributions deemed paid during the year:
Ordinary income	$1.15	$0.72	$0.80
Long-term capital gain	0.05	0.24	—
Unrecaptured section 1250 gain	—	0.14	—

Distributions declared per Common Share outstanding	$1.20	$1.10	$0.80

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

(r)	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the Codification Topic “Stock Compensation” (“FASB ASC 718”). The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, consultants and directors (see Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-K).

(s)	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standard Updated (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, (“ASU 2010-6”), which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the Company adopted amendments to the variable interest consolidation model in ASC 810, Consolidation. The amendments were applied to all structures in place at the date of adoption. Key

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2 —	Summary of Significant Accounting Policies (continued)

amendment changes include: (i) the elimination of the scope exception for qualifying special purpose entities, (ii) consideration of kick-out and participation rights in variable interest entity determination, (iii) qualitative analysis considerations for primary beneficiary determination, (iv) changes in related-party considerations and (v) certain disclosure changes. The Company considered the amendments in accounting for its joint ventures and determined that the amendments had no impact on its current accounting.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses, (“ASU 2010-20”), which requires entities to provide extensive new disclosures in their financial statements about their financing receivables, including credit risk exposures and the allowance for credit losses. Adoption of this accounting standards update is required for public entities for interim or annual reporting periods ending on or after December 15, 2010. The Company does not anticipate a material change to its consolidated financial statements other than the required additional disclosure.

(t)	Reclassifications

Certain 2008 and 2009 amounts have been reclassified to conform to the 2010 presentation. This reclassification had no material effect on the consolidated balance sheets or statements of operations of the Company.

As a result of a previously disclosed SEC comment letter, we changed our Consolidated Statements of Operations format in the Form 10-Q for the second quarter of 2010 and all future filings. The new format, which we disclosed in our Form 8-K filed on May 12, 2010, removes the sections we had labeled “Property Operations,” “Home Sales Operations” and “Other Income and Expense” and re-ordered the captions on the Consolidated Statements of Operations to report sections for “Revenues” and “Expenses.” No amounts reported on individual line item captions changed. The SEC did not required us to re-state any of our prior filings. In a letter to us dated June 10, 2010, the SEC stated that their review process that began in late December 2009 was complete and that they had no further comments.

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

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	Years Ended December 31,
	2010	2009	2008

Numerators:
Income from Continuing Operations:
Income from continuing operations — basic	$38,553	$29,819	$18,157
Amounts allocated to dilutive securities	5,935	5,433	4,265

Income from continuing operations — fully diluted	$44,488	$35,252	$22,422

Income from Discontinued Operations:
Income from discontinued operations — basic	$(199)	$4,186	$146
Amounts allocated to dilutive securities	(32)	680	32

Income from discontinued operations — fully diluted	$(231)	$4,866	$178

Net Income Available for Common Shares:
Net income available for Common Shares — basic	$38,354	$34,005	$18,303
Amounts allocated to dilutive securities	5,903	6,113	4,297

Net income available for Common Shares — fully diluted	$44,257	$40,118	$22,600

Denominator:
Weighted average Common Shares outstanding — basic	30,517	27,583	24,466
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	4,730	5,075	5,674
Employee stock options and restricted shares	271	286	358

Weighted average Common Shares outstanding — fully diluted	35,518	32,944	30,498

Earnings per Common Share — Basic:
Income from continuing operations	$1.26	$1.08	$0.74
Income from discontinued operations	—	0.15	0.01

Net income available for Common Shares	$1.26	$1.23	$0.75

Earnings per Common Share — Fully Diluted:
Income from continuing operations	$1.25	$1.07	$0.74
Income from discontinued operations	—	0.15	0.01

Net income available for Common Shares	$1.25	$1.22	$0.75

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 4 —	Common Stock and Other Equity Related Transactions

The following table presents the changes in the Company’s outstanding common stock for the years ended December 31, 2010, 2009 and 2008 (excluding OP Units of 4,431,420, 4,914,040, and 5,366,741 outstanding at December 31, 2010, 2009, and 2008, respectively):

	2010	2009	2008

Shares outstanding at January 1,	30,350,792	25,051,322	24,348,517
Common stock issued through conversion of OP Units	482,620	448,501	469,302
Common stock issued through exercise of options	33,767	213,721	169,367
Common stock issued through stock grants	121,665	27,000	50,000
Common stock issued through ESPP and DRIP	20,841	34,769	32,184
Common stock repurchased and retired	(37,332)	(24,521)	(18,048)
Common stock issued through stock offering	—	4,600,000	—

Shares outstanding at December 31,	30,972,353	30,350,792	25,051,322

As of December 31, 2010 and 2009, the Company’s percentage ownership of the Operating Partnership was approximately 87.5% and 86.1%, respectively. The remaining approximately 12.5% and 13.9%, respectively, was owned by the Common OP Unitholders.

The following regular quarterly distributions have been declared and paid to common stockholders and common OP Unit non-controlling interests since January 1, 2008:

	For the Quarter	Stockholder
Distribution Amount Per Share	Ending	Record Date	Payment Date

$0.2000	March 31, 2008	March 28, 2008	April 11, 2008
$0.2000	June 30, 2008	June 27, 2008	July 11, 2008
$0.2000	September 30, 2008	September 26, 2008	October 10, 2008
$0.2000	December 31, 2008	December 26, 2008	January 9, 2009

$0.2500	March 31, 2009	March 27, 2009	April 10, 2009
$0.2500	June 30, 2009	June 26, 2009	July 10, 2009
$0.3000	September 30, 2009	September 25, 2009	October 9, 2009
$0.3000	December 31, 2009	December 24, 2009	January 8, 2010

$0.3000	March 31, 2010	March 26, 2010	April 9, 2010
$0.3000	June 30, 2010	June 25, 2010	July 9, 2010
$0.3000	September 30, 2010	September 24, 2010	October 8, 2010
$0.3000	December 31, 2010	December 31, 2010	January 14, 2011

The Company adopted the 1997 Non-Qualified Employee Stock Purchase Plan (“ESPP”) in July 1997. Pursuant to the ESPP, as amended on May 3, 2006, certain employees and directors of the Company may each annually acquire up to $250,000 of common stock of the Company. The aggregate number of shares of common stock available under the ESPP shall not exceed 1,000,000, subject to adjustment by the Company’s Board of Directors. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period; and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2010 and 2009 were 18,955 and 34,450, respectively.

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

Note 5 —	Investment in Real Estate

Investment in Real Estate is comprised of (amounts in thousands):

Properties Held for Long Term

	December 31,	December 31,
	2010	2009

Investment in real estate:
Land	$544,462	$543,613
Land improvements	1,762,122	1,741,142
Buildings and other depreciable property	278,403	248,907

	2,584,987	2,533,662
Accumulated depreciation	(700,665)	(628,839)

Net investment in real estate	$1,884,322	$1,904,823

Properties Held for Sale

	December 31,	December 31,
	2010	2009

Investment in real estate:
Land	$—	$1,109
Land improvements	—	3,301
Buildings and other depreciable property	—	143

	—	4,553
Accumulated depreciation	—	(929)

Net investment in real estate	$—	$3,624

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

All acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be made within one year following the acquisition. The Company

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 5 —	Investment in Real Estate (continued)

acquired all of these Properties from unaffiliated third parties. During the years ended December 31, 2010, 2009, and 2008 the Company acquired the following Properties (dollars in millions):

1) During the year ended December 31, 2010, the Company acquired the following Properties:

				Real	Debt	Net
Closing Date	Property	Location	Total Sites	Estate	Assumed	Equity(a)

April 21, 2010	Tall Chief	Fall City, Washington	180	$1,253	$—	$1,253
April 21, 2010	St. George	Hurricane, Utah	123	255	—	255
April 21, 2010	Valley Vista	Benson, Arizona	145	459	—	459
April 21, 2010	Desert Vista	Salome, Arizona	125	263	—	263

(a)	All four resort Properties were acquired pursuant to the exercise of an option.

2) During the year ended December 31, 2009, the Company acquired the remaining 75% interests in the following three Diversified Portfolio joint venture Properties known as:

				Real	Debt		Net
Closing Date	Property	Location	Total Sites	Estate	Assumed		Equity

February 13, 2009	Plymouth Rock	Elkhart Lake, WI	609	$10.7	$6.4 (a	)	$4.3
February 13, 2009	Robin Hill	Lenhartsville, PA	270	5.0	3.5		1.5
February 13, 2009	Sun Valley	Brownsville, PA	265	3.5	1.9		1.6

(a)	Net of approximately $1.1 million of mark-to-market discount.

3) During the year ended December 31, 2008, we acquired the following Properties:

				Real	Debt	Net
Closing Date	Property	Location	Total Sites	Estate	Assumed	Equity

January 14, 2008	Grandy Creek	Concrete, WA	179	$1.8	$—	$1.8
January 23, 2008	Lake George Schroon Valley	Warrensburg, NY	151	2.1	—	2.1

The Company actively seeks to acquire additional Properties and currently is engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages, which may include contracts outstanding, to acquire certain Properties, which are subject to satisfactory completion of its due diligence review.

As of December 31, 2010, the Company has no properties designated as held for disposition pursuant to FASB ASC 360-10-35.

During the three years ended December 31, 2010, the Company disposed of the following Properties. Except for Caledonia, the operating results have been reflected in discontinued operations.

1)	On January 10, 2010, the Company defaulted on the mortgage of Creekside, a 165-site all-age manufactured home community located in Wyoming, Michigan. In accordance with FASB ASC 470-60, the Company recorded a loss on disposition of approximately $0.2 million.

2)	On July 20, 2009, the Company sold Casa Village, a 490-site manufactured home Property in Billings, Montana for a stated purchase price of approximately $12.4 million. The buyer assumed $10.6 million of mortgage debt that had a stated interest rate of 6.02% and were scheduled to mature in 2013. The Company recognized a gain on the sale of approximately $5.1 million. Cash proceeds from the sale, net of closing costs, were approximately $1.1 million.

3)	On April 17, 2009, the Company sold Caledonia, a 247-site resort Property in Caledonia, Wisconsin, for proceeds of approximately $2.2 million. The Company recognized a gain on sale of approximately

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 5 —	Investment in Real Estate (continued)

$0.8 million which is included in Income from other investments, net. In addition, the Company received approximately $0.3 million of deferred rent due from the previous tenant.

The following table summarizes the combined results of operations of Properties held for sale or disposed of during the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	2010(1)	2009(2)	2008(3)

Rental income	$—	$1,424	$2,121
Utility and other income	—	96	155

Property operating revenues	—	1,520	2,276
Property operating expenses	—	(758)	(1,101)

Income from property operations	—	762	1,175
Income from home sales operations	—	22	8
Interest and amortization	—	(603)	(926)
(Loss) gain on real estate	(231)	4,685	(79)

Net (loss) income from discontinued operations	$(231)	$4,866	$178

(1)	For the year ended December 31, 2010, includes one Property disposed of in January 2010.

(2)	For the year ended December 31, 2009, includes one Property sold in July 2009 and one Property disposed of in January 2010.

(3)	For the year ended December 31, 2008, includes one Property sold in July 2009 and one Property disposed of in January 2010.

Note 6 —	Investment in Joint Ventures

The Company recorded approximately $2.0 million and $2.9 million of equity in income from unconsolidated joint ventures, net of approximately $1.2 million and $1.3 million of depreciation expense for the years ended December 31, 2010 and 2009, respectively. The Company received approximately $2.8 million and $2.9 million in distributions from such joint ventures for the years ended December 31, 2010 and 2009, respectively. Approximately $2.8 million and $2.9 million of such distributions were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009, respectively. Approximately $0.4 million and $1.3 million of the distributions received in the years ended December 31, 2010 and 2009, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures. Distributions include amounts received from the sale or liquidation of equity in joint venture investments.

On February 13, 2009, the Company purchased the remaining 75% interest in the Diversified Portfolio joint venture Properties in which the Company had an existing 25% joint venture interest. The Properties are known as Robin Hill in Lenhartsville, Pennsylvania, Sun Valley in Bowmansville, Pennsylvania and Plymouth Rock in Elkhart Lake, Wisconsin. Also on February 13, 2009, the Company sold its 25% interest in the Diversified Portfolio joint ventures known as Round Top, in Gettysburg, Pennsylvania and Pine Haven in Ocean View, New Jersey. A gain on sale of approximately $1.1 million was recognized and is included in equity in income from unconsolidated joint ventures.

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

$22.5 million. In 2008, the Company also sold its 25% interest in the four Morgan Portfolio joint ventures known as New Point in New Point, Virginia, Virginia Park in Old Orchard Beach, Maine, Club Naples in Naples, Florida and Gwynn’s Island in Gwynn, Virginia, for a sales price of approximately $2.1 million. The sales price for the four Morgan Portfolio joint ventures was based on a total sales price of approximately $25.7 million net of mortgage debt of approximately $17.2 million. A gain on the sale of approximately $1.6 million was recognized. The Company also received approximately $0.4 million held for the initial investment in one of the Morgan Properties.

During the year ended December 31, 2008, the Company received approximately $4.2 million in distributions from its joint ventures. Approximately $3.7 million of these distributions were classified as return on capital and were included in operating activities. The remaining distributions of approximately $0.5 million were classified as a return of capital and were included in investing activities and were related to the sale of the Company’s 25% interest in four of its joint venture Properties. Approximately $2.7 million of the distributions received exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures. Of these distributions, $0.6 million relates to the gain on the payoff of the Company’s share of seller financing in excess of its joint venture basis on one Lakeshore investment.

The following table summarizes the Company’s investment in unconsolidated joint ventures (with the number of Properties shown parenthetically for the years ended December 31, 2010 and 2009, respectively):

							JV Income For
					Investment as of		Years Ended
		Number	Economic		December 31,	December 31,	December 31,	December 31,	December 31,
Investment	Location	of Sites	Interest(a)		2010	2009	2010	2009	2008

Meadows Investments	Various (2,2)	1,027	50%		$276	$245	$1,081	$877	$838
Lakeshore Investments	Florida (2,2)	342	65%		115	133	238	277	890
Voyager	Arizona (1,1)	1,706	50	%(b)	7,702	8,732	642	550	470
Other Investments	Various (0,0)(c)	—	25%		353	332	66	1,192	1,555

		3,075			$8,446	$9,442	$2,027	$2,896	$3,753

(a)	The percentages shown approximate the Company’s economic interest as of December 31, 2010. The Company’s legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort. A 25% interest in the utility plant servicing the Property is included in Other Investments.

(c)	In February 2009, the Company sold its 25% interest in two Diversified Portfolio joint ventures.

Note 7 —	Notes Receivable

As of December 31, 2010 and December 31, 2009, the Company had approximately $25.7 million and $30.0 million in notes receivable, respectively. As of December 31, 2010 and 2009, the Company had approximately $8.9 million and $10.4 million, respectively, in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 8.9%, have an average term remaining of approximately 12 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of approximately $0.4 million and $0.3 million as of December 31, 2010 and December 31, 2009, respectively. During the year ended December 31, 2010 and 2009, approximately $0.8 million and $1.0 million, respectively, was repaid and an additional $0.4 million and $0.5 million, respectively, was loaned to customers.

As of December 31, 2010 and December 31, 2009, the Company had approximately $16.7 million and $17.4 million, respectively, of Contracts Receivable, including allowances of approximately $1.4 million and

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 7 —	Notes Receivable (continued)

$1.2 million, respectively. These Contracts Receivable represent loans to customers who have purchased right-to-use contracts. The Contracts Receivable yield interest at a stated per annum average rate of 16.3%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the period ended December 31, 2010 and 2009, approximately $8.6 million and $9.6 million, respectively, was repaid and an additional $7.9 million and $7.3 million, respectively, was loaned to customers.

As of December 31, 2009, the Company had a note of approximately $2.0 million, which bears interest at a per annum rate of 11.0% and was set to expire on July 6, 2010. The note was collateralized by first priority mortgages on four resort properties, which the Company acquired on April 21, 2010 in satisfaction of the note.

Note 8 —	Long Term Borrowings

Secured Debt

As of December 31, 2010 and December 31, 2009, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $1,413 million and $1,544 million, respectively, and approximately zero and $4 million of mortgage indebtedness as of December 31, 2010 and December 31, 2009, respectively, on Properties held for sale. The weighted average interest rate on this mortgage indebtedness for the years ended December 31, 2010 and December 31, 2009 was approximately 6.0% per annum and 6.1% per annum, respectively. The debt bears interest at rates of 5.0% to 8.5% per annum and matures on various dates ranging from 2011 to 2020. The debt encumbered a total of 129 and 140 of the Company’s Properties as of December 31, 2010 and December 31, 2009, and the carrying value of such Properties was approximately $1,508 million and $1,680 million, respectively, as of such dates.

As of December 31, 2010 and 2009, the Company had outstanding debt secured by certain manufactured homes of zero and $1.5 million, respectively. This financing provided by the manufactured home dealer required monthly payments, bore interest at 8.5% and matured on the earlier of: 1) the date the home is sold, or 2) November 20, 2016.

Financing, Refinancing and Early Debt Retirement

2010 Activity

During the year ended December 31, 2010, the Company closed on approximately $76.6 million of new financing, on four manufactured home properties, with a weighted average interest rate of 6.83%. The Company used the proceeds from the financing to pay off approximately $184.2 million on 13 Properties, with a weighted average interest rate of 6.98%. During the year ended December 31, 2010, the Company borrowed, and subsequently paid off, approximately $3.7 million, secured by individual manufactured homes.

2009 Activity

During the year ended December 31, 2009, the Company closed on approximately $107.3 million of new financing, on six manufactured home properties, with a weighted average interest rate of 6.32%. The Company used the proceeds from the financing to pay off approximately $106.7 million on 20 Properties, with a weighted average interest rate of 7.36%. During the year ended December 31, 2009, the Company borrowed approximately $1.5 million, which is secured by individual manufactured homes.

On February 13, 2009, in connection with the acquisition of the remaining 75% interests in the Diversified Portfolio joint venture, the Company assumed mortgages of approximately $12.9 million with a value of approximately $11.9 million.

On December 17, 2009, the Company paid off the $2 million unsecured note payable to Privileged Access.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 8 —	Long Term Borrowings (continued)

Unsecured Loans

On June 29, 2010, the Company exercised a one-year extension option on one of its unsecured lines of credit that was due to mature on June 29, 2010. Prior to the extension, the Company had two unsecured lines of credit with a maximum borrowing capacity of $350 million and $20 million, respectively, bearing interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum and a 0.15% facility fee. The $20 million line of credit matured on June 30, 2010. The extension reduced the Company’s maximum borrowing capacity under the $350 million line of credit to $100 million and extended the expiration of the line of credit to June 29, 2011. The Company’s unsecured Line of Credit (“LOC”) with a maximum borrowing capacity of $100 million bears interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum, has a 0.15% facility fee, and matures on June 29, 2011.

The weighted average interest rate for the year ended December 31, 2010 for the Company’s unsecured debt was approximately 0.0% per annum as no amounts were outstanding on the line of credit at any time during the year ended December 31, 2010. The weighted average interest rate for the year ended December 31, 2009 for the Company’s unsecured debt was approximately 1.7% per annum. During the year ended December 31, 2009, the Company borrowed $50.9 million and paid down $143.9 million on the lines of credit for a net pay down of $93.0 million.

Other Loans

Aggregate payments of principal on long-term borrowings for each of the next six years and thereafter are as follows (amounts in thousands):

Year	Amount

2011	$74,049
2012	22,644
2013	122,594
2014	200,321
2015	531,171
2016	82,197
Thereafter	380,722
Net unamortized premiums	(779)

Total	$1,412,919

Note 9 —	Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense

Upfront payments received upon the entry of right-to-use contracts are recognized in accordance with FASB ASC 605. The Company will recognize the upfront non-refundable payments over the estimated customer life, which, based on historical attrition rates, the Company has estimated to be between one to 31 years. The commissions paid on the entry of right-to-use contracts will be deferred and amortized over the same period as the related sales revenue.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 9 —	Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense (continued)

Components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Years Ended December 31,
	2010	2009

Deferred revenue — entry of right-to-use contracts, as of January 1,	$29,493	$10,611
Deferral of new right-to-use contracts	19,496	21,526
Deferred revenue recognized	(4,640)	(2,644)

Net increase in deferred revenue	14,856	18,882

Deferred revenue — entry of right-to-use contracts, as of December 31,	$44,349	$29,493

Deferred commission expense, as of January 1,	$9,373	$3,644
Costs deferred	6,957	6,550
Amortization of deferred costs	(1,432)	(821)

Net increase in deferred commission expense	5,525	5,729

Deferred commission expense, as of December 31,	$14,898	$9,373

Note 10 —	Lease Agreements

The leases entered into between the customer and the Company for the rental of a site are generally month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Non-cancelable long-term leases are in effect at certain sites within approximately 30 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. Future minimum rents are scheduled to be received under non-cancelable tenant leases at December 31, 2010 as follows (amounts in thousands):

Year	Amount

2011	$67,716
2012	69,850
2013	38,182
2014	16,386
2015	11,951
Thereafter	37,700

Total	$241,785

Note 11 —	Ground Leases

The Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For each of the years ended December 31, 2010 and December 31, 2009, ground lease rent was approximately $1.9 million and for the year ended December 31, 2008, ground lease

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 11 —	Ground Leases (continued)

rent was approximately $1.8 million. Minimum future rental payments under the ground leases as of December 31, 2010 as follows (amounts in thousands):

Year	Amount

2011	$1,924
2012	1,917
2013	1,914
2014	1,915
2015	1,921
Thereafter	16,780

Total	$26,371

Note 12 —	Transactions with Related Parties

Privileged Access

On August 14, 2008, the Company closed on the PA Transaction by acquiring substantially all of the assets and assuming certain liabilities of Privileged Access for an unsecured note payable of $2.0 million which was paid off during the year ended December 31, 2009. Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. At closing, approximately $4.8 million of Privileged Access cash was deposited into an escrow account for liabilities that Privileged Access has retained. The terms of the PA Transaction provided for a distribution of $0.1 million of excess escrow funds to Privileged Access and the remainder to the Company on the two-year anniversary of the PA Transaction. During the year ended December 31, 2010, the Company received approximately $1.1 million in proceeds from the escrow account. The balance in the escrow account as of December 31, 2010 was approximately $0.2 million.

Mr. McAdams, the Company’s President from January 1, 2008 to January 31, 2011, owns 100% of Privileged Access. Effective February 1, 2011, Mr. McAdams became president of a subsidiary of the Company involved in ancillary activities and relinquished his role as President of the Company. The Company entered into an employment agreement effective as of January 1, 2008 (the “Employment Agreement”) with Mr. McAdams which provided for an initial term of three years and the Employment Agreement expired on December 31, 2010. The Employment Agreement provided for a minimum annual base salary of $0.3 million, with the option to receive an annual bonus in an amount up to three times his base salary. Mr. McAdams is also subject to a non-compete clause and to mitigate potential conflicts of interest shall have no authority, on behalf of the Company and its affiliates, to enter into any agreement with any entity controlling, controlled by or affiliated with Privileged Access. Prior to forming Privileged Access, Mr. McAdams was a member of the Company’s Board of Directors from January 2004 to October 2005. Simultaneous with his appointment as president of Equity LifeStyle Properties, Inc., Mr. McAdams resigned as Privileged Access’s Chairman, President and CEO. However, he was on the board of PATT Holding Company, LLC (“PATT”), a subsidiary of Privileged Access, until the entity was dissolved in 2008.

Mr. Heneghan, the Company’s President and CEO, was a member of the board of PATT, pursuant to the Company’s rights under its resort Property leases with Privileged Access to represent the Company’s interests from April 14, 2006 to August 13, 2008. Mr. Heneghan did not receive compensation in his capacity as a member of such board.

In connection with the PA Transaction, most of the property employees and certain property management and corporate employees of Privileged Access became employees of the Company. Subsequent to the PA Transaction, the Company reimbursed Privileged Access for services provided in 2008 by Privileged Access

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 12 —	Transactions with Related Parties (continued)

employees retained by Privileged Access, which were necessary for the transition of the former Privileged Access operations to the Company.

Privileged Access had the following substantial business relationships with the Company, which were all terminated with the closing of the PA Transaction on August 14, 2008. As of the years ended December 31, 2010 and December 31, 2009, there were no payments owed to the Company or by the Company with respect to the relationships described below. There was no activity recognized on the Company’s consolidated statements of operations for the years ended December 31, 2010 and 2009.

•	Prior to August 14, 2008, the Company was leasing approximately 24,300 sites at 82 resort Properties (which includes 60 Properties operated by a subsidiary of Privileged Access known as the “TT Portfolio”) to Privileged Access or its subsidiaries. For the year ended December 31, 2008 we recognized $15.8 million in rent from these leasing arrangements. The lease income is included in Income from other investments, net in the Company’s Consolidated Statements of Operations. During the year ended December 31, 2008, the Company reimbursed approximately $2.7 million to Privileged Access for capital improvements.

•	Effective January 1, 2008, the leases for these Properties provided for the following significant terms: a) annual fixed rent of approximately $25.5 million, b) annual rent increases at the higher of Consumer Price Index (“CPI”) or a renegotiated amount based upon the fair market value of the Properties, c) expiration date of January 15, 2020, and d) two 5-year extension terms at the option of Privileged Access. The January 1, 2008 lease for the TT Portfolio also included provisions where the Company paid Privileged Access $1 million for entering into the amended lease. The $1 million payment was being amortized on a pro-rata basis over the remaining term of the lease as an offset to the annual lease payments and the remaining balance at August 14, 2008 of $0.9 million was expensed and is included in Income from other investments, net during the year ended December 31, 2008.

•	The Company had subordinated its lease payment for the TT Portfolio to a bank that loaned Privileged Access $5 million. The Company acquired this loan as part of the PA Transaction and paid off the loan during the year ended December 31, 2008.

•	From June 12, 2006 through July 14, 2008, Privileged Access had leased 130 cottage sites at Tropical Palms, a resort Property located near Orlando, Florida. For the year ended December 31, 2008, we earned approximately $0.8 million in rent from this leasing arrangement. The lease income is included in the Resort base rental income in the Company’s Consolidated Statements of Operations. The Tropical Palms lease expired on July 15, 2008, and the entire property was leased to a new independent operator for 12 years.

•	The Company had an option to purchase the subsidiaries of Privileged Access, including TT, beginning on April 14, 2009, at the then fair market value, subject to the satisfaction of a number of significant contingencies (“ELS Option”). The ELS Option terminated with the closing of the PA Transaction on August 14, 2008. The Company had consented to a fixed price option where the Chairman of PATT could acquire the subsidiaries of Privileged Access anytime before December 31, 2011. The fixed price option also terminated on August 14, 2008.

•	Privileged Access and the Company previously agreed to certain arrangements in which we utilized each other’s services. Privileged Access assisted the Company with functions such as: call center management, property management, information technology, legal, sales and marketing. During the year ended December 31, 2008, Company incurred approximately $0.6 million for the use of Privileged Access employees. The Company received approximately $0.1 million from Privileged Access for Privileged Access’s use of certain Company information technology resources during the year ended December 31,

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 12 —	Transactions with Related Parties (continued)

2008. The Company and Privileged Access engaged a third party to evaluate the fair market value of such employee services.

In addition to the arrangements described above, the Company had the following smaller arrangements with Privileged Access. In each arrangement, the amount of income or expense, as applicable, recognized by the Company for the year ended December 31, 2010 and 2009 was $0 and was less than $0.2 million for the year ended December 31, 2008. There are no amounts due under these arrangements as of December 31, 2010 or December 31, 2009.

•	Since November 1, 2006, the Company leased 41 to 44 sites at 22 resort Properties to Privileged Access (the “Park Pass Lease”). The Park Pass Lease terminated with the closing of the PA Transaction on August 14, 2008.

•	The Company and Privileged Access entered into a Site Exchange Agreement beginning September 1, 2007 and ending May 31, 2008. Under the Site Exchange Agreement, the Company allowed Privileged Access to use 20 sites at an Arizona resort Property known as Countryside. In return, Privileged Access allowed the Company to use 20 sites at an Arizona resort Property known as Verde Valley Resort (a property in the TT Portfolio).

•	The Company and Privileged Access entered into a Site Exchange Agreement for a one-year period beginning June 1, 2008 and ending May 31, 2009. Under the Site Exchange Agreement, the Company allowed Privileged Access to use 90 sites at six resort Properties. In return, Privileged Access allowed the Company to use 90 sites at six resort Properties leased to Privileged Access. The Site Exchange Agreement was terminated with the closing of the PA Transaction on August 14, 2008.

•	The Company previously leased 40 to 160 sites at three resort Properties in Florida to a subsidiary of Privileged Access from October 1, 2007 until August 14, 2008. The sites varied during each month of the lease term due to the seasonality of the resort business in Florida. The lease income is included in the Resort base rental income in the Company’s Consolidated Statements of Operations.

•	On September 15, 2006, the Company and Privileged Access entered into a Park Model Sales Agreement related to a Texas resort Property in the TT Portfolio known as Lake Conroe. Under the Park Model Sales Agreement, Privileged Access was allowed to sell up to 26 park models at Lake Conroe. Privileged Access was obligated to pay the Company 90% of the site rent collected from the park model buyer. All 26 homes have been sold as of December 31, 2007. The Park Model Sales Agreement terminated with the closing of the PA Transaction on August 14, 2008.

•	The Company advertises in Trailblazer magazine which was published by a subsidiary of Privileged Access prior to August 14, 2008. Trailblazer is an award-winning recreational lifestyle magazine for active campers, which is read by more than 65,000 paid subscribers. Beginning on August 14, 2008, the Company began publishing Trailblazer in accordance with the terms of the PA Transaction.

•	On July 1, 2008, the Company and Privileged Access entered into an agreement under which Privileged Access sold the Company’s used resort cottages at certain Properties leased to Privileged Access. The Company paid Privileged Access a commission for selling the inventory and the agreement was terminated on August 14, 2008.

•	On April 1, 2008, the Company entered into a lease for a corporate apartment located in Chicago, Illinois for use by Mr. McAdams and other employees of the Company and Privileged Access. The Company paid monthly rent payments, plus utilities and housekeeping expenses and Mr. McAdams reimbursed the Company for a portion of the rent. Prior to August 14, 2008, Privileged Access reimbursed the Company

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 12 —	Transactions with Related Parties (continued)

for a portion of the rent, utilities and housekeeping expenses. The lease terminated on December 31, 2008.

Corporate Headquarters

The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, the Company’s Chairman of the Board. Payments made in accordance with the lease agreement to this entity amounted to approximately $0.5 million, $1.0 million, and $0.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Only seven months of rent was paid during the year ended December 31, 2010 as the first five months of the year were included in the free rent provided by the landlord in connection with a new lease for the office space that commenced December 1, 2009. As of December 31, 2010 and 2009, approximately $0.8 million and $60,000, respectively, were accrued with respect to this office lease.

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

The Company’s Stock Option and Stock Award Plan (the “Plan”) was adopted in December 1992 and amended and restated from time to time, most recently effective March 23, 2001. Pursuant to the Plan, officers, directors, employees and consultants of the Company are offered the opportunity (i) to acquire shares of common stock through the grant of stock options (“Options”), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Internal Revenue Code; and (ii) to be awarded shares of common stock (“Restricted Stock Grants”), subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of the Company’s Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 2010 to officers, employees and consultants, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. Stock Options are awarded at the New York Stock Exchange closing price of the Company’s common stock on the grant date. A maximum of 6,000,000 shares of common stock are available for grant under the Plan and no more than 250,000 shares may be subject to grants to any one individual in any calendar year.

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

The Company adopted FASB ASC 718 on July 1, 2005, which replaced SFAS 123. Since the Company had chosen to use the modified-prospective method for recognizing stock-based compensation and uses the Black-Scholes-Merton Model for valuing the options, the result of the adoption had no material impact on the Company’s results of operations or financial position.

Restricted Stock Grants

On February 1, 2010, the Company awarded Restricted Stock Grants for 74,665 shares of common stock to certain members of senior management of the Company. These Restricted Stock Grants vested on December 31, 2010. The fair market value of these Restricted Stock Grants was approximately $3.7 million as of the date of grant and was recorded as compensation expense and paid in capital over the vesting period.

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

On February 2, 2009, the Company awarded Restricted Stock Grants for 11,000 shares of common stock at a fair market value of approximately $0.4 million to members of the Board of Directors for services rendered in 2008. One-third of the shares of restricted common stock covered by these awards vests on each of December 31, 2009, December 31, 2010, and December 31, 2011.

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

In 2008, the Company awarded Restricted Stock Grants for 30,000 shares of common stock to Joe McAdams in accordance with the terms of his Employment Agreement. These Restricted Stock Grants vest over two years with one-third vesting on January 4, 2008, one-third vesting on January 1, 2009 and one-third vesting on January 1, 2010. The fair market value of these Restricted Stock Grants was approximately $1.3 million as of the date of grant and was recorded as compensation expense and paid in capital over the two-year vesting period.

In 2010, 2009 and 2008, the Company awarded Restricted Stock Grants for 47,000, 27,000, and 20,000 shares of common stock, respectively, to directors with a fair market value of approximately $2,409,000, $1,025,000, and $929,000 in 2010, 2009 and 2008, respectively.

The Company recognized compensation expense of approximately $5.1 million, $4.1 million and $4.6 million related to Restricted Stock Grants in 2010, 2009 and 2008, respectively. Compensation expense to be recognized subsequent to December 31, 2010 for Restricted Stock Grants not yet vested was approximately $1.9 million, which is expected to be recognized over a weighted average term of 0.8 years.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 13 —	Stock Option Plan and Stock Grants (continued)

Stock Options

The fair value of each grant is estimated on the grant date using the Black-Scholes-Merton model. The following table includes the assumptions that were made and the estimated fair values:

Assumption	2010(1)	2009	2008

Dividend yield	—	2.5%	5.5%
Risk-free interest rate	—	2.8%	3.7%
Expected life	—	7 years	4 years
Expected volatility	—	21.0%	16.9%

Estimated Fair Value of Options Granted	$—	$410,972	$516,904

(1)	No options were issued during the year ended December 31,2010.

A summary of the Company’s stock option activity, and related information for the years ended December 31, 2010, 2009 and 2008 follows:

			Weighted Average
			Outstanding
	Shares Subject To	Weighted Average	Contractual Life (in
	Options	Exercise Price Per Share	years)

Balance at December 31, 2007	988,539	$30.88	5.1
Options granted	135,000	44.36
Options exercised	(169,367)	45.24
Options canceled	(400)	16.38

Balance at December 31, 2008	953,772	34.92	5.4
Options granted	102,800	37.70
Options exercised	(213,721)	43.34
Options canceled	(1,000)	15.69

Balance at December 31, 2009	841,851	39.94	6.0
Options granted	—	—
Options exercised	(33,767)	32.77
Options canceled	(2,900)

Balance at December 31, 2010	805,184	40.32	5.1

Exercisable at December 31, 2010	770,916	40.44	4.9

As of December 31, 2010, 2009 and 2008, 851,677 shares, 970,442 shares and 1,099,242 shares remained available for grant, respectively; of these 451,860 shares, 573,525 shares and 600,525 shares, respectively, remained available for Restricted Stock Grants.

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 14 —	Preferred Stock (continued)

stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of The New York Stock Exchange. As of December 31, 2010 and 2009, the Company issued no Preferred Stock.

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

The Committee has responsibility for administering the 2010 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or events. The 2010 LTIP includes 32 participants. The Company’s executive officers are not participants in the 2010 LTIP. The Eligible Payment will be paid in cash upon completion of the Company’s annual audit for the 2012 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2010 LTIP and, including employer costs, is currently estimated to be approximately $2.9 million. As of December 31, 2010, the Company had accrued compensation expense of approximately $0.7 million for the 2010 LTIP.

On May 15, 2007, the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (the “LTIP”) to provide a long-term cash bonus opportunity to certain members of the Company’s management and executive officers. Such Board approval was upon recommendation of the Committee. The Company’s Chief Executive Officer and President were not participants in the LTIP. On January 18, 2010, the Committee approved payments under the LTIP of approximately $2.8 million. The approved payments were fully accrued as of December 31, 2009 and were paid in cash on March 3, 2010.

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

In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant’s vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company’s contribution to the 401(k) Plan was approximately $1.0 million, $0.8 million, and $0.5 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 17 —	Commitments and Contingencies

California Rent Control Litigation

The Company sued the City of San Rafael in federal court, challenging its rent control ordinance (the “Ordinance”) on constitutional grounds. The Company believes the litigation was settled by the City’s agreement to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court refused to enforce the settlement agreement and submitted to a jury the claim that it has been breached. In October 2002, a jury found no breach of the settlement agreement.

The Company’s constitutional claims against the City were tried in a bench trial during April 2007. On April 17, 2009, the Court issued its Order for Entry of Judgment in the Company’s favor (the “April 2009 Order”). On June 10, 2009, the Court ordered the City to pay the Company net fees and costs of approximately $2.1 million. On June 30, 2009, as anticipated by the April 2009 Order, the Court entered final judgment that gradually phased out the City’s site rent regulation scheme that the Court found unconstitutional. Pursuant to the final judgment, existing residents of the Company’s Property in San Rafael will be able to continue to pay site rent as if the Ordinance were to remain in effect for a period of ten years, enforcement of the Ordinance was immediately enjoined with respect to new residents of the Property, and the Ordinance will expire entirely ten years from the date of judgment.

The City and residents’ association (which intervened in the case) appealed, and the Company cross-appealed. The briefing schedule for the appeal was suspended pending the outcome of mediation and pending ruling by the Court of Appeals in an unrelated case involving a challenge to the rent control ordinance of the City of Goleta, California. The briefing schedule has now been reset to conclude on September 23, 2011.

In June 2003, the Company won a judgment against the City of Santee in California Superior Court (Case No. 777094). The effect of the judgment was to invalidate, on state law grounds, two rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinance and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The City and the tenant association also each sued the Company in separate actions alleging that the rent adjustments pursuant to the judgment violated the prior ordinance (Case Nos. GIE 020887 and GIE 020524), sought to rescind the rent adjustments, and sought refunds of amounts paid, and penalties and damages in these separate actions. As a result of further proceedings and a series of appeals and remands, the Company was required to and did release the additional rents to the tenant association’s counsel for disbursement to the tenants, and the Company has ceased collecting the disputed rent amounts.

The tenant association continued to seek damages, penalties and fees in their separate action based on the same claims the City made on the tenants’ behalf in the City’s case. The Company moved for judgment on the pleadings in the tenant association’s case on the ground that the tenant association’s case is moot in light of the result in the City’s case. On November 6, 2008, the Court granted the Company’s motion for judgment on the pleadings without leave to amend. The tenant association appealed. In June 2010, the Court of Appeal remanded the case for further proceedings, ruling that (i) the mootness finding was not correct when entered but could be reasserted after the amounts held in escrow have been disbursed to the residents; (ii) there is no basis for the tenant association’s punitive damage claim or its claim under the California Mobile Home Residency Law; and (3) the trial court should consider certain of the tenant association’s other claims. On remand, at the trial court’s suggestion, the parties have agreed to a trial of the remanded issues based on stipulated written facts. A draft of the parties’ proposed stipulated written facts is due on March 11, 2011.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 17 —	Commitments and Contingencies (continued)

In addition, the Company sued the City of Santee in federal court alleging all three of the ordinances are unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. On October 13, 2010, the District Court: (1) dismissed the Company’s claims without prejudice on the ground that they were not ripe because the Company had not filed and received from the City a final decision on a rent increase petition, and (2) found that those claims are not foreclosed by any of the state court rulings. On November 10, 2010, the Company filed a notice of appeal from the District Court’s ruling dismissing the Company’s claims. No briefing schedule is currently set in that appeal while the matter is before the Court of Appeals’ Circuit Mediator. The Company has also filed a rent increase petition with the City in order to ripen its claims, and intends to pursue further adjudication of its rights in federal court.

Colony Park

On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that the Company had failed to properly maintain the Property and had improperly reduced the services provided to the tenants, among other allegations. The Company answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case proceeded in Superior Court because the Company’s motion to compel arbitration was denied and the denial was upheld on appeal. Trial of the case began on July 27, 2010. After just over three months of trial in which the plaintiffs asked the jury to award a total of approximately $6.8 million in damages, the jury rendered verdicts awarding a total of less than $44,000 to 6 out of the 72 plaintiffs, and awarding nothing to the other 66 plaintiffs. The plaintiff’s who were awarded nothing filed a motion for a new trial or alternatively for judgment notwithstanding the jury’s verdict, which the Court denied on February 14, 2011. The Company has filed a memorandum of costs that seeks a costs award of approximately $0.21 million, and has filed a motion that seeks an attorneys’ fees award of approximately $2.06 million. Despite the jury’s verdict awarding less than $44,000 to only 6 plaintiffs, the plaintiffs have filed a memorandum of costs that seeks a costs award of approximately $56,000, and that indicates an intention to file a motion that seeks an attorneys’ fees award of approximately $1.09 million. The Company intends to vigorously oppose any award of costs or attorneys’ fees to the plaintiffs.

California Hawaiian

On April 30, 2009, a group of tenants at the Company’s California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company moved to compel arbitration and stay the proceedings, to dismiss the case, and to strike portions of the complaint. By order dated October 8, 2009, the Court granted the Company’s motion to compel arbitration and stayed the court proceedings pending the outcome of the arbitration. The plaintiffs filed with the Court of Appeal a petition for a writ seeking to overturn the trial court’s arbitration and stay orders which has been fully briefed and was orally argued on February 22, 2011. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the litigation.

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

In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, the Company filed its Second Amended Complaint (“SAC”), which the insurers have answered. In response to the court’s dismissal of the SAC’s claims against Aon, the Company ultimately filed, on February 2, 2009, a new Count VIII against Aon alleging a claim for breach of contract, which Aon answered. In January 2010, the parties engaged in a settlement mediation, which did not result in a settlement. In June 2010, the Company filed motions for partial summary judgment against the insurance companies seeking a finding that our hurricane debris cleanup costs are within the extra expense coverage of our excess insurance policies. On December 13, 2010, the Court granted the motion. Discovery is proceeding with respect to various remaining issues, including the amounts of the debris cleanup costs the Company is entitled to collect pursuant to the Court’s order granting the Company partial summary judgment.

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

California and Washington Wage Claim Class Actions

On October 16, 2008, the Company was served with a class action lawsuit in California state court filed by a single named plaintiff. The suit alleges that, at the time of the PA Transaction, the Company and other named defendants willfully failed to pay former California employees of Privileged Access and its affiliates (“PA”) who became employees of the Company all of the wages they earned during their employment with PA, including accrued vacation time. The suit also alleges that the Company improperly “stripped” those employees of their seniority. The suit asserts claims for alleged violation of the California Labor Code; alleged violation of the California Business & Professions Code and for alleged unfair business practices; alleged breach of contract; alleged breach of the duty of good faith and fair dealing; and for alleged unjust enrichment. The complaint seeks, among other relief, compensatory and statutory damages; restitution; pre-judgment and post-judgment interest; attorney’s fees, expenses and costs; penalties; and exemplary and punitive damages. The complaint does not specify a dollar amount sought. On December 18, 2008, the Company filed a demurrer seeking dismissal of the complaint in its entirety without leave to amend. On May 14, 2009, the Court granted the Company’s demurrer and dismissed the complaint, in part without leave to amend and in part with leave to amend. On June 2, 2009, the plaintiff filed an amended complaint. On July 6, 2009, the Company filed a demurrer seeking dismissal of the amended complaint in its entirety without leave to amend. On October 20, 2009, the Court granted the Company’s demurrer and dismissed the amended complaint, in part without leave to amend and in part with leave to amend. On November 9, 2009, the plaintiff filed a third amended complaint. On December 11, 2009, the Company filed a demurrer seeking dismissal of the third amended complaint in its entirety without leave to amend. On February 23, 2010, the court dismissed without leave to amend the claim for breach of the duty of good faith and fair dealings, and otherwise denied the Company’s demurrer. Discovery is proceeding. On

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 17 —	Commitments and Contingencies (continued)

February 15, 2011, the Court granted plaintiff’s motion for class certification. The Company will vigorously defend the lawsuit.

On December 16, 2008, the Company was served with a class action lawsuit in Washington state court filed by a single named plaintiff, represented by the same counsel as the plaintiff in the California class action. The complaint asserts on behalf of a putative class of Washington employees of PA who became employees of the Company substantially similar allegations as are alleged in the California class action. The Company moved to dismiss the complaint. On April 3, 2009, the court dismissed: (1) the first cause of action, which alleged a claim under the Washington Labor Code for failure to pay accrued vacation time; (2) the second cause of action, which alleged a claim under the Washington Labor Code for unpaid wages on termination; (3) the third cause of action, which alleged a claim under the Washington Labor Code for payment of wages less than entitled; and (4) the fourth cause of action, which alleged a claim under the Washington Consumer Protection Act. The court did not dismiss the fifth cause of action for breach of contract, the sixth cause of action of the breach of the duty of good faith and fair dealing; and the seventh cause of action for unjust enrichment. On May 22, 2009, the Company filed a motion for summary judgment on the causes of action not previously dismissed, which was denied. With leave of court, the plaintiff filed an amended complaint, the material allegations of which the Company denied in an answer filed on September 11, 2009. On July 30, 2010, the named plaintiff died as a result of an unrelated accident. Plaintiff’s counsel may attempt to substitute a new named plaintiff. The Company will vigorously defend the lawsuit.

Cascade

On December 10, 2008, the King County Hospital District No. 4 (the “Hospital District” or “District”) filed suit against the Company in the Superior Court of King County, Washington, seeking a declaratory judgment that the District had properly rescinded an agreement to acquire the Company’s Thousand Trails — Cascade Property (“Cascade”) located 20 miles east of Seattle, Washington. The Company filed an answer to the Hospital District’s suit and a counterclaim seeking recovery of the amounts owed under the agreement. The agreement was entered into after the Hospital District had passed a resolution authorizing the condemnation of Cascade. Under the agreement, in lieu of a formal condemnation proceeding, the Company agreed to accept from the Hospital District $12.5 million for the Property with an earnest money deposit of approximately $0.4 million. The Company did not include in income the earnest money deposit received. The closing of the transaction was originally scheduled in January 2008, and was extended to April 2009. After finding that the Hospital District had defaulted on the contract and after rejecting all of the Hospital District’s defenses except for its contractual defense under the doctrine of commercial frustration, the Court scheduled a trial to be held on November 8, 2010, to adjudicate that defense.

Immediately before commencement of the trial, the parties settled the case. Pursuant to the settlement, among other provisions: (a) the Hospital District will acquire the property and compensate the Company in the amount of $7.05 million (the “Compensation Amount”) in 2015 or sooner; (b) the unpaid balance of the Compensation Amount will be increased at a rate of 5% (or 6% under certain circumstances) per year until closing; (c) the Hospital District will make interim non-refundable payments to the Company of 50% of each payment it receives on its $30 million promissory note from the Snoqualmie Indian Tribe (the “Tribe Note”), which currently is paying $50,000 per month; and (d) if the Hospital District defaults in its obligation to acquire the property as provided for by the settlement, the Company will be entitled to collect the remaining Compensation Amount due (including collection expenses) from the Tribe Note and, failing that, will be entitled to have a judgment automatically entered against the Hospital District for $12.15 million less interim payments the Hospital District has made. Due to the anticipated transfer of the Property, the Company closed Cascade in October 2007.

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

Note 18 —	Quarterly Financial Data (unaudited)

The following is unaudited quarterly data for 2010 and 2009 (amounts in thousands, except for per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010	3/31	6/30	9/30	12/31

Total revenues(a)	$132,148	$123,845	$134,195	$121,173
Income from continuing operations(a)	$21,704	$11,021	$17,307	$10,596
(Loss) from discontinued operations(a)	$(177)	$(54)	$—	$—
Net income available for Common Shares	$15,064	$6,000	$11,554	$5,736
Weighted average Common Shares outstanding — Basic	30,304	30,412	30,620	30,728
Weighted average Common Shares outstanding — Diluted	35,465	35,506	35,530	35,597
Net income per Common Share outstanding — Basic	$0.50	$0.20	$0.38	$0.19
Net income per Common Share outstanding — Diluted	$0.49	$0.20	$0.37	$0.18

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009	3/31	6/30	9/30	12/31

Total revenues(a)	$130,814	$121,528	$130,985	$119,894
Income from continuing operations(a)	$20,365	$7,358	$12,269	$11,403
Income (loss) from discontinued operations(a)	$106	$87	$4,689	$(16)
Net income available for Common Shares	$13,644	$2,904	$11,130	$6,327
Weighted average Common Shares outstanding — Basic	24,945	25,163	29,993	30,145
Weighted average Common Shares outstanding — Diluted	30,523	30,693	35,242	35,248
Net income per Common Share outstanding — Basic	$0.55	$0.12	$0.37	$0.21
Net income per Common Share outstanding — Diluted	$0.54	$0.11	$0.37	$0.21

(a)	Amounts may differ from previously disclosed amounts due to reclassification of discontinued operations.

Schedule II

Equity LifeStyle Properties, Inc.
Valuation and Qualifying Accounts
December 31, 2010

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
	of Period	Expenses	Accounts	Deductions(1)	Period

For the year ended December 31, 2008: Allowance for doubtful accounts	$1,473,000	$2,189,000	$—	$(1,776,000)	$1,886,000
For the year ended December 31, 2009: Allowance for doubtful accounts	$1,886,000	$2,899,000	$—	$(2,190,000)	$2,595,000
For the year ended December 31, 2010: Allowance for doubtful accounts	$2,595,000	$3,062,000	$—	$(2,648,000)	$3,009,000

(1)	Deductions represent tenant receivables deemed uncollectible.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2010
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/10
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	$—	$212	$610	$—	$3	$212	$613	$825	$(103)	2006
Apollo Village	Phoenix	AZ	(4,688)	932	3,219	—	1,325	932	4,544	5,476	(2,197)	1994
Araby	Yuma	AZ	(3,020)	1,440	4,345	—	393	1,440	4,738	6,178	(1,089)	2003
Cactus Gardens	Yuma	AZ	(4,399)	1,992	5,984	—	277	1,992	6,261	8,253	(1,348)	2004
Capri RV	Yuma	AZ	(4,830)	1,595	4,774	—	172	1,595	4,946	6,541	(789)	2006
Carefree Manor	Phoenix	AZ	—	706	3,040	—	760	706	3,800	4,506	(1,566)	1998
Casa del Sol East II	Glendale	AZ	(4,579)	2,103	6,283	—	2,297	2,103	8,580	10,684	(2,919)	1996
Casa del Sol East III	Glendale	AZ	(5,882)	2,450	7,452	—	658	2,450	8,110	10,560	(3,359)	1998
Casa del Sol West I	Peoria	AZ	(9,803)	2,215	6,467	—	1,978	2,215	8,445	10,660	(3,117)	1996
Casita Verde RV	Casa Grande	AZ	(2,174)	719	2,179	—	63	719	2,242	2,962	(366)	2006
Central Park	Phoenix	AZ	(12,073)	1,612	3,784	—	1,379	1,612	5,163	6,775	(4,046)	1983
Countryside RV	Apache Junction	AZ	—	2,056	6,241	—	775	2,056	7,016	9,072	(1,911)	2002
Desert Paradise	Yuma	AZ	(1,325)	666	2,011	—	110	666	2,121	2,787	(505)	2004
Desert Skies	Phoenix	AZ	(4,803)	792	3,126	—	661	792	3,787	4,579	(1,581)	1998
Desert Vista	Salome	AZ	—	66	268	—	—	66	268	334	(5)	2010
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	1,646	1,674	6,354	8,028	(2,765)	1998
Fiesta Grande RV	Casa Grande	AZ	(9,178)	2,869	8,653	—	348	2,869	9,001	11,871	(1,448)	2006
Foothill	Yuma	AZ	—	459	1,402	—	164	459	1,566	2,025	(369)	2003
Foothills West RV	Casa Grande	AZ	(2,246)	747	2,261	—	157	747	2,418	3,165	(372)	2006
Golden Sun RV	Apache Junction	AZ	—	1,678	5,049	—	149	1,678	5,198	6,876	(1,488)	2002
Hacienda De Valencia	Mesa	AZ	(14,307)	833	2,701	—	4,427	833	7,128	7,961	(4,126)	1984
Monte Vista	Mesa	AZ	(23,375)	11,402	34,355	—	3,275	11,402	37,630	49,031	(8,132)	2004
Mesa Verde	Cottonwood	AZ	—	1,387	4,148	—	333	1,387	4,481	5,868	(608)	2007
Palm Shadows	Glendale	AZ	—	1,400	4,218	—	1,037	1,400	5,255	6,655	(2,915)	1993
Paradise	Sun City	AZ	(14,931)	6,414	19,263	11	1,667	6,425	20,930	27,355	(4,951)	2004
Sedona Shadows	Sedona	AZ	(10,964)	1,096	3,431	—	1,276	1,096	4,707	5,803	(1,946)	1997
Seyenna Vistas	Mesa	AZ	—	1,360	4,660	—	2,324	1,360	6,984	8,344	(3,409)	1994
Suni Sands	Yuma	AZ	(2,895)	1,249	3,759	—	258	1,249	4,017	5,266	(929)	2004
Sunrise Heights	Phoenix	AZ	(5,266)	1,000	3,016	—	1,393	1,000	4,409	5,409	(2,067)	1994
The Highlands at Brentwood	Mesa	AZ	(10,386)	1,997	6,024	—	1,865	1,997	7,889	9,886	(4,181)	1993
The Meadows	Tempe	AZ	—	2,613	7,887	—	3,485	2,613	11,372	13,986	(5,571)	1994
Valley Vista	Benson	AZ	—	115	429	—	—	115	429	544	(9)	2010
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	789	1,456	4,178	5,635	(807)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2010
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/10
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Venture In	Show Low	AZ	(6,472)	2,050	6,188	—	281	2,050	6,469	8,519	(1,064)	2006
Viewpoint	Mesa	AZ	(42,137)	24,890	56,340	15	4,238	24,905	60,578	85,483	(13,671)	2004
Whispering Palms	Phoenix	AZ	(3,065)	670	2,141	—	293	670	2,434	3,104	(1,101)	1998
Cultus Lake	Lindell Beach	BC	—	410	968	6	164	416	1,132	1,548	(217)	2004
California Hawaiian	San Jose	CA	(32,384)	5,825	17,755	—	2,865	5,825	20,620	26,445	(9,033)	1997
Colony Park	Ceres	CA	(5,443)	890	2,837	—	666	890	3,503	4,393	(1,626)	1998
Concord Cascade	Pacheco	CA	—	985	3,016	—	1,849	985	4,865	5,850	(3,510)	1983
Contempo Marin	San Rafael	CA	—	4,787	16,379	—	3,059	4,787	19,438	24,226	(10,675)	1994
Coralwood	Modesto	CA	(5,902)	—	5,047	—	465	—	5,512	5,512	(2,525)	1997
Date Palm Country Club	Cathedral City	CA	—	4,138	14,064	(23)	4,404	4,115	18,468	22,583	(10,117)	1994
Date Palm RV	Cathedral City	CA	—	—	216	—	313	—	529	529	(299)	1994
DeAnza Santa Cruz	Santa Cruz	CA	(13,239)	2,103	7,201	—	2,003	2,103	9,204	11,307	(4,693)	1994
Four Seasons	Fresno	CA	—	756	2,348	—	348	756	2,696	3,451	(1,250)	1997
Idyllwild	Pine Cove	CA	—	313	737	4	621	317	1,358	1,675	(224)	2004
Laguna Lake	San Luis Obispo	CA	—	2,845	6,520	—	474	2,845	6,994	9,840	(3,130)	1998
Lake Minden	Nicolaus	CA	—	961	2,267	13	552	974	2,818	3,792	(561)	2004
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	681	1,076	3,185	4,261	(571)	2004
Lamplighter	Spring Valley	CA	(23,369)	633	2,201	—	1,167	633	3,368	4,001	(2,597)	1983
Las Palmas	Rialto	CA	(3,472)	1,295	3,866	—	269	1,295	4,135	5,430	(951)	2004
Meadowbrook	Santee	CA	—	4,345	12,528	—	1,895	4,345	14,423	18,768	(6,040)	1998
Monte del Lago	Castroville	CA	(21,325)	3,150	9,469	—	2,486	3,150	11,955	15,106	(5,123)	1997
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	25	425	1,881	4,803	6,684	(948)	2004
Nicholson Plaza	San Jose	CA	—	—	4,512	—	261	—	4,773	4,773	(2,113)	1997
Oakzanita Springs	Descanso	CA	—	396	934	5	797	401	1,731	2,132	(301)	2004
Pacific Dunes Ranch	Oceana	CA	(5,480)	1,940	5,632	—	131	1,940	5,763	7,702	(1,253)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	503	1,835	4,775	6,610	(927)	2004
Parque La Quinta	Rialto	CA	(4,656)	1,799	5,450	—	152	1,799	5,602	7,401	(1,331)	2004
Pio Pico	Jamul	CA	—	2,626	6,194	35	1,108	2,661	7,301	9,962	(1,397)	2004
Ponderosa	Lotus	CA	—	900	2,100	—	218	900	2,318	3,218	(371)	2006
Quail Meadows	Riverbank	CA	(4,933)	1,155	3,469	—	426	1,155	3,895	5,050	(1,647)	1998
Rancho Mesa	El Cajon	CA	(9,139)	2,130	6,389	—	682	2,130	7,071	9,200	(2,922)	1998
Rancho Oso	Santa Barbara	CA	—	860	2,029	12	585	872	2,614	3,486	(479)	2004
Rancho Valley	El Cajon	CA	—	685	1,902	—	1,158	685	3,060	3,745	(2,277)	1983
Royal Holiday	Hemet	CA	—	778	2,643	—	2,259	778	4,902	5,680	(1,579)	1998
Royal Oaks	Visalia	CA	—	602	1,921	—	597	602	2,518	3,120	(1,092)	1997

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2010
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/10
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Russian River	Cloverdale	CA	—	368	868	5	136	373	1,005	1,378	(194)	2004
San Benito	Paicines	CA	—	1,411	3,328	19	594	1,430	3,922	5,351	(760)	2004
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	421	1,660	5,394	7,054	(985)	2005
Santa Cruz Ranch RV	Scotts Valley	CA	—	1,595	3,937	—	210	1,595	4,147	5,743	(462)	2007
Santiago Estates	Sylmar	CA	(15,141)	3,562	10,767	—	1,180	3,562	11,947	15,509	(5,105)	1998
Sea Oaks	Los Osos	CA	—	871	2,703	—	462	871	3,165	4,036	(1,364)	1997
Snowflower	Emigrant Gap	CA	—	308	727	4	286	312	1,012	1,325	(180)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	1,418	2,972	8,335	11,306	(1,560)	2004
Sunshadow	San Jose	CA	—	—	5,707	—	269	—	5,976	5,976	(2,673)	1997
Tahoe Valley	Lake Tahoe	CA	—	1,357	4,071	—	235	1,357	4,306	5,663	(989)	2004
Turtle Beach	Manteca	CA	—	268	633	4	49	272	682	954	(140)	2004
Village of the Four Seasons	San Jose	CA	(13,982)	5,229	15,714	—	474	5,229	16,188	21,416	(3,572)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	6,596	—	24,212	24,212	(11,140)	1997
Wilderness Lake	Menifee	CA	—	2,157	5,088	29	658	2,186	5,746	7,932	(1,160)	2004
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	1,142	2,072	5,964	8,036	(1,116)	2004
Bear Creek	Denver	CO	(4,646)	1,100	3,359	—	434	1,100	3,793	4,893	(1,604)	1998
Cimarron	Broomfield	CO	(15,332)	863	2,790	—	828	863	3,618	4,482	(2,987)	1983
Golden Terrace	Golden	CO	(13,800)	826	2,415	—	1,464	826	3,879	4,706	(2,595)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	737	750	3,002	3,752	(1,349)	1997
Golden Terrace West	Golden	CO	(16,345)	1,694	5,065	—	1,056	1,694	6,121	7,815	(4,648)	1986
Hillcrest Village	Aurora	CO	(26,063)	1,912	5,202	289	2,813	2,201	8,015	10,216	(6,554)	1983
Holiday Hills	Denver	CO	(36,032)	2,159	7,780	—	4,695	2,159	12,475	14,634	(9,921)	1983
Holiday Village	Co. Springs	CO	(11,286)	567	1,759	—	1,191	567	2,950	3,517	(2,284)	1983
Pueblo Grande	Pueblo	CO	(7,476)	241	1,069	—	676	241	1,745	1,986	(1,335)	1983
Woodland Hills	Thornton	CO	(10,437)	1,928	4,408	—	2,649	1,928	7,057	8,985	(3,960)	1994
Aspen Meadows	Rehoboth	DE	(5,350)	1,148	3,460	—	490	1,148	3,950	5,098	(1,723)	1998
Camelot Meadows	Rehoboth	DE	(12,358)	527	2,058	1,251	4,305	1,778	6,363	8,142	(2,610)	1998
Mariners Cove	Millsboro	DE	(15,662)	990	2,971	—	5,613	990	8,584	9,575	(4,695)	1987
McNicol	Rehoboth	DE	(2,580)	562	1,710	—	185	562	1,895	2,458	(777)	1998
Sweetbriar	Rehoboth	DE	(2,894)	498	1,527	—	419	498	1,946	2,445	(928)	1998
Waterford	Bear	DE	(29,468)	5,250	16,202	—	1,385	5,250	17,587	22,837	(5,292)	1996
Whispering Pines	Lewes	DE	(9,397)	1,536	4,609	—	1,359	1,536	5,968	7,504	(4,061)	1998
Barrington Hills	Hudson	FL	—	1,145	3,437	—	428	1,145	3,865	5,010	(930)	2004
Bay Indies	Venice	FL	(37,285)	10,483	31,559	10	5,199	10,493	36,758	47,251	(19,561)	1994
Bay Lake Estates	Nokomis	FL	—	990	3,390	—	1,624	990	5,014	6,004	(2,488)	1994

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2010
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/10
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Breezy Hill RV	Pompano Beach	FL	—	5,424	16,555	—	1,216	5,424	17,771	23,194	(4,856)	2002
Buccaneer	N. Ft. Myers	FL	(36,142)	4,207	14,410	—	2,557	4,207	16,967	21,173	(8,842)	1994
Bulow Village RV	Flagler Beach	FL	—	—	228	—	811	—	1,039	1,039	(239)	2001
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	6,153	3,637	7,102	10,738	(2,844)	1994
Carefree Cove	Fort Lauderdale	FL	(4,359)	1,741	5,170	—	526	1,741	5,696	7,437	(1,238)	2004
Carriage Cove	Daytona Beach	FL	(11,920)	2,914	8,682	—	1,159	2,914	9,841	12,756	(4,317)	1998
Clerbrook	Clermont	FL	(10,935)	3,883	11,700	—	799	3,883	12,499	16,382	(2,029)	2006
Coachwood	Leesburg	FL	(3,868)	1,602	4,822	—	228	1,602	5,050	6,652	(1,160)	2004
Coquina Crossing	Elkton	FL	—	5,286	5,545	(12)	16,807	5,274	22,352	27,625	(5,860)	1999
Coral Cay	Margate	FL	—	5,890	20,211	—	7,366	5,890	27,577	33,467	(13,499)	1994
Country Place	New Port Richey	FL	(15,449)	663	—	18	7,345	681	7,345	8,026	(4,396)	1986
Countryside	Vero Beach	FL	—	3,711	11,133	—	6,574	3,711	17,707	21,418	(6,686)	1998
Crystal Isles	Crystal River	FL	(2,582)	926	2,787	—	525	926	3,312	4,238	(716)	2004
Down Yonder	Largo	FL	(13,199)	2,652	7,981	—	437	2,652	8,418	11,070	(2,330)	1998
East Bay Oaks	Largo	FL	(11,581)	1,240	3,322	—	991	1,240	4,313	5,553	(3,470)	1983
Eldorado Village	Largo	FL	(7,971)	778	2,341	—	790	778	3,131	3,909	(2,496)	1983
Fort Myers Beach Resort	Fort Myers Beach	FL	—	1,188	3,548	—	93	1,188	3,641	4,830	(951)	2004
Glen Ellen	Clearwater	FL	—	619	1,882	—	119	619	2,001	2,620	(541)	2002
Grand Island	Grand Island	FL	—	1,723	5,208	125	3,782	1,848	8,990	10,838	(2,705)	2001
Gulf Air Resort	Fort Myers Beach	FL	—	1,609	4,746	—	152	1,609	4,898	6,507	(1,122)	2004
Gulf View	Punta Gorda	FL	(1,360)	717	2,158	—	878	717	3,036	3,753	(698)	2004
Hacienda Village	New Port Richey	FL	—	4,297	13,088	—	1,992	4,297	15,080	19,377	(3,870)	2002
Harbor Lakes	Port Charlotte	FL	—	3,384	10,154	—	379	3,384	10,533	13,917	(2,426)	2004
Harbor View	New Port Richey	FL	(7,102)	4,045	12,146	(15)	122	4,030	12,268	16,298	(3,438)	2002
Heritage Plantation	Vero Beach	FL	(12,632)	2,403	7,259	—	1,947	2,403	9,206	11,609	(4,746)	1994
Highland Wood RV	Pompano Beach	FL	—	1,043	3,130	37	182	1,080	3,312	4,392	(917)	2002
Hillcrest	Clearwater	FL	(7,469)	1,278	3,928	—	1,059	1,278	4,987	6,265	(2,253)	1998
Holiday Ranch	Clearwater	FL	(4,692)	925	2,866	—	333	925	3,199	4,124	(1,406)	1998
Holiday Village	Vero Beach	FL	—	350	1,374	—	210	350	1,584	1,934	(703)	1998
Holiday Village	Ormond Beach	FL	(10,002)	2,610	7,837	—	285	2,610	8,122	10,732	(2,241)	2002
Indian Oaks	Rockledge	FL	(2,742)	1,089	3,376	—	935	1,089	4,311	5,400	(1,917)	1998
Island Vista	North Ft. Myers	FL	(14,800)	5,004	15,066	—	196	5,004	15,262	20,266	(2,409)	2006
Lake Fairways	N. Ft. Myers	FL	(28,998)	6,075	18,134	35	2,076	6,110	20,210	26,320	(10,697)	1994
Lake Haven	Dunedin	FL	(11,017)	1,135	4,047	—	2,996	1,135	7,043	8,178	(4,765)	1983
Lake Magic	Clermont	FL	—	1,595	4,793	—	215	1,595	5,008	6,603	(1,144)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2010
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/10
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Lakes at Countrywood	Plant City	FL	—	2,377	7,085	—	1,631	2,377	8,716	11,093	(2,788)	2001
Lakewood Village	Melbourne	FL	(9,346)	1,862	5,627	—	1,508	1,862	7,135	8,997	(3,749)	1994
Lighthouse Pointe	Port Orange	FL	(13,686)	2,446	7,483	23	1,260	2,469	8,743	11,212	(3,836)	1998
Manatee	Bradenton	FL	—	2,300	6,903	—	363	2,300	7,266	9,566	(1,668)	2004
Maralago Cay	Lantana	FL	(20,182)	5,325	15,420	—	4,868	5,325	20,288	25,613	(8,491)	1997
Meadows at Countrywood	Plant City	FL	—	4,514	13,175	—	4,136	4,514	17,311	21,825	(7,193)	1998
Mid-Florida Lakes	Leesburg	FL	—	5,997	20,635	—	8,746	5,997	29,381	35,379	(14,263)	1994
Oak Bend	Ocala	FL	(5,495)	850	2,572	—	1,085	850	3,657	4,508	(2,077)	1993
Oaks at Countrywood	Plant City	FL	—	1,111	2,513	(265)	2,502	846	5,015	5,861	(1,626)	1998
Orlando	Clermont	FL	—	2,975	7,017	40	1,359	3,015	8,376	11,391	(1,600)	2004
Park City West	Fort Lauderdale	FL	(14,995)	4,184	12,561	—	590	4,184	13,151	17,335	(2,986)	2004
Pasco	Lutz	FL	—	1,494	4,484	—	323	1,494	4,807	6,301	(1,095)	2004
Peace River	Wauchula	FL	—	900	2,100	—	180	900	2,280	3,180	(337)	2006
Pickwick	Port Orange	FL	(7,430)	2,803	8,870	—	1,100	2,803	9,970	12,773	(4,232)	1998
Pine Lakes	N. Ft. Myers	FL	(37,315)	6,306	14,579	21	6,989	6,327	21,568	27,895	(11,053)	1994
Pioneer Village	N. Ft. Myers	FL	(9,459)	4,116	12,353	—	1,327	4,116	13,680	17,796	(3,157)	2004
Ramblers Rest	Venice	FL	(15,118)	4,646	14,201	—	2,158	4,646	16,359	21,005	(2,494)	2006
Royal Coachman	Nokomis	FL	—	5,321	15,978	—	873	5,321	16,851	22,172	(3,902)	2004
Shangri La	Largo	FL	(4,103)	1,722	5,200	—	92	1,722	5,292	7,015	(1,213)	2004
Sherwood Forest	Kissimmee	FL	(30,382)	4,852	14,596	—	5,298	4,852	19,894	24,746	(8,126)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	568	2,289	3,438	5,910	9,347	(2,449)	1998
Silk Oak	Clearwater	FL	—	1,649	5,028	—	70	1,649	5,098	6,747	(1,405)	2002
Silver Dollar	Odessa	FL	(8,344)	4,107	12,431	240	1,252	4,347	13,683	18,030	(3,137)	2004
Sixth Ave.	Zephryhills	FL	(2,063)	837	2,518	—	22	837	2,540	3,377	(606)	2004
Southern Palms	Eustis	FL	—	2,169	5,884	—	2,908	2,169	8,792	10,961	(3,585)	1998
Southernaire	Mt. Dora	FL	(1,909)	796	2,395	—	80	796	2,475	3,271	(571)	2004
Sunshine Holiday MH	Ormond Beach	FL	—	2,001	6,004	—	573	2,001	6,577	8,578	(1,494)	2004
Sunshine Holiday RV	Fort Lauderdale	FL	(7,760)	3,099	9,286	—	500	3,099	9,786	12,885	(2,132)	2004
Sunshine Key	Big Pine Key	FL	(15,058)	5,273	15,822	—	1,759	5,273	17,581	22,854	(3,997)	2004
Sunshine Travel	Vero Beach	FL	—	1,603	4,813	—	200	1,603	5,013	6,617	(1,143)	2004
Terra Ceia	Palmetto	FL	(2,307)	965	2,905	—	118	965	3,023	3,988	(697)	2004
The Heritage	N. Ft. Myers	FL	(12,234)	1,438	4,371	346	4,035	1,784	8,406	10,190	(4,242)	1993
The Meadows	Palm Beach Gardens	FL	(11,802)	3,229	9,870	—	2,578	3,229	12,448	15,676	(4,539)	1999
Three Flags RV Resort	Wildwood	FL	—	228	684	—	58	228	742	970	(121)	2006
Toby’s	Arcadia	FL	—	1,093	3,280	—	66	1,093	3,346	4,439	(820)	2003

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2010
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/10
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Topics	Spring Hill	FL	(2,040)	844	2,568	—	289	844	2,857	3,702	(687)	2004
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	5,690	5,677	22,806	28,484	(5,952)	2004
Tropical Palms	Punta Gorda	FL	(7,246)	2,365	7,286	—	405	2,365	7,691	10,056	(1,209)	2006
Vacation Village	Largo	FL	—	1,315	3,946	—	161	1,315	4,107	5,422	(932)	2004
Villas at Spanish Oaks	Ocala	FL	(12,556)	2,250	6,922	—	1,343	2,250	8,265	10,515	(4,539)	1993
Windmill Manor	Bradenton	FL	(5,572)	2,153	6,125	—	1,513	2,153	7,638	9,791	(3,152)	1998
Windmill Village	N. Ft. Myers	FL	(16,436)	1,417	5,440	—	1,978	1,417	7,418	8,835	(6,013)	1983
Winds of St. Armands North	Sarasota	FL	(19,355)	1,523	5,063	—	2,889	1,523	7,952	9,476	(5,748)	1983
Winds of St. Armands South	Sarasota	FL	(12,455)	1,106	3,162	—	1,021	1,106	4,183	5,289	(3,367)	1983
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	167	2,321	7,129	9,450	(856)	2007
Pine Island Resort	St. James City	FL	—	1,678	5,044	—	186	1,678	5,230	6,908	(589)	2007
Golf Vistas Estates	Monee	IL	—	2,843	4,719	—	6,631	2,843	11,350	14,192	(4,487)	1997
O’Connell’s	Amboy	IL	(4,511)	1,648	4,974	—	469	1,648	5,443	7,091	(1,385)	2004
Pine Country	Belvidere	IL	—	53	166	—	109	53	275	328	(37)	2006
Willow Lake Estates	Elgin	IL	—	6,138	21,033	—	5,446	6,138	26,479	32,617	(13,401)	1994
Indian Lakes	Batesville	IN	—	450	1,061	6	554	456	1,615	2,071	(275)	2004
Horseshoe Lake	Clinton	IN	—	155	365	2	318	157	683	840	(95)	2004
Lakeside	New Carlisle	IN	—	426	1,281	—	58	426	1,339	1,765	(321)	2004
Oak Tree Village	Portage	IN	(9,418)	—	—	569	3,860	569	3,860	4,429	(2,589)	1987
Twin Mills RV	Howe	IN	—	1,399	4,186	—	162	1,399	4,348	5,746	(601)	2006
Diamond Caverns Resort & Golf Club	Park City	KY	—	530	1,512	—	22	530	1,534	2,063	(258)	2006
Gateway to Cape Cod	Rochester	MA	—	91	288	—	133	91	421	512	(55)	2006
Old Chatham RV	South Dennis	MA	—	1,760	5,293	—	24	1,760	5,317	7,077	(960)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	214	110	561	671	(72)	2006
Moody Beach	Moody	ME	—	93	292	—	125	93	417	510	(56)	2006
Pinehirst RV Park	Old Orchard Beach	ME	(5,496)	1,942	5,827	—	468	1,942	6,295	8,238	(1,089)	2005
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	43	1,037	3,170	4,208	(329)	2007
Narrows Too	Trenton	ME	—	1,463	4,408	—	21	1,463	4,429	5,892	(458)	2007
Patton Pond	Ellsworth	ME	—	267	802	—	73	267	875	1,142	(92)	2007
Bear Cave Resort	Buchanan	MI	—	176	516	—	16	176	532	707	(116)	2006
St Clair	St Clair	MI	—	453	1,068	6	244	459	1,311	1,770	(257)	2004
Forest Lake	Advance	NC	—	986	2,325	13	460	999	2,785	3,784	(541)	2004
Goose Creek	Newport	NC	(11,400)	4,612	13,848	750	1,368	5,362	15,216	20,578	(3,451)	2004
Green Mountain Park	Lenoir	NC	—	1,037	3,075	—	99	1,037	3,174	4,212	(491)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2010
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/10
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Lake Gaston	Littleton	NC	—	130	409	—	84	130	493	623	(72)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	109	1,504	4,696	6,199	(674)	2006
Scenic	Asheville	NC	(3,649)	1,183	3,511	—	49	1,183	3,560	4,743	(561)	2006
Twin Lakes	Chocowinity	NC	(3,450)	1,719	3,361	(10)	319	1,709	3,680	5,388	(831)	2004
Waterway RV	Cedar Point	NC	(5,682)	2,392	7,185	—	110	2,392	7,295	9,687	(1,687)	2004
Sandy Beach RV	Contoocook	NH	(4,944)	1,755	5,265	—	91	1,755	5,356	7,111	(973)	2005
Tuxbury Resort	South Hampton	NH	—	3,557	3,910	—	201	3,557	4,111	7,667	(438)	2007
Chestnut Lake	Port Republic	NJ	—	337	796	5	151	342	946	1,288	(177)	2004
Lake & Shore	Ocean View	NJ	—	397	1,192	(19)	628	378	1,820	2,198	(235)	2006
Sea Pines	Swainton	NJ	—	208	625	(10)	166	198	791	989	(107)	2006
Bonanza	Las Vegas	NV	(8,803)	908	2,643	—	1,617	908	4,260	5,167	(3,115)	1983
Boulder Cascade	Las Vegas	NV	—	2,995	9,020	—	2,364	2,995	11,384	14,379	(4,656)	1998
Cabana	Las Vegas	NV	(7,474)	2,648	7,989	—	613	2,648	8,602	11,250	(4,664)	1994
Flamingo West	Las Vegas	NV	(14,018)	1,730	5,266	—	1,458	1,730	6,724	8,454	(3,538)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	250	1,063	2,723	3,786	(535)	2004
Villa Borega	Las Vegas	NV	(9,863)	2,896	8,774	—	1,026	2,896	9,800	12,696	(4,308)	1997
Alpine Lake	Corinth	NY	(13,552)	4,783	14,125	153	331	4,936	14,456	19,392	(2,623)	2005
Brennan Beach	Pulaski	NY	(20,032)	7,325	21,141	0	5,106	7,325	26,247	33,572	(4,108)	2005
Greenwood Village	Manorville	NY	(25,089)	3,667	9,414	484	4,514	4,151	13,928	18,080	(5,423)	1998
Lake George Escape	Lake George	NY	—	3,562	10,708	—	499	3,562	11,207	14,769	(2,140)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	17	540	1,643	2,183	(159)	2008
Rondout Valley Resort	Accord	NY	—	1,115	3,240	—	45	1,115	3,285	4,400	(517)	2006
Kenisee Lake	Jefferson	OH	—	295	696	4	98	299	793	1,092	(153)	2004
Wilmington	Wilmington	OH	—	235	555	3	73	238	628	866	(124)	2004
Bend	Bend	OR	—	733	1,729	10	257	743	1,986	2,729	(387)	2004
Falcon Wood Village	Eugene	OR	(4,950)	1,112	3,426	—	505	1,112	3,931	5,044	(1,708)	1997
Mt. Hood	Welches	OR	—	1,817	5,733	—	114	1,817	5,847	7,664	(1,770)	2002
Pacific City	Cloverdale	OR	—	1,076	2,539	15	710	1,091	3,249	4,340	(628)	2004
Quail Hollow	Fairview	OR	—	—	3,249	—	434	—	3,683	3,683	(1,630)	1997
Seaside	Seaside	OR	—	891	2,101	12	448	903	2,549	3,452	(483)	2004
Shadowbrook	Clackamas	OR	(6,017)	1,197	3,693	—	401	1,197	4,094	5,291	(1,855)	1997
South Jetty	Florence	OR	—	678	1,598	9	86	687	1,684	2,371	(337)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	434	764	2,212	2,975	(411)	2004
Appalachian	Shartlesville	PA	—	1,666	5,044	—	362	1,666	5,406	7,073	(721)	2006
Circle M	Lancaster	PA	—	347	1,041	(17)	224	330	1,265	1,595	(171)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2010
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/10
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Dutch County	Manheim	PA	—	88	278	—	62	88	340	428	(49)	2006
Gettysburg Farm	Dover	PA	—	111	350	—	40	111	390	501	(56)	2006
Green Acres	Breinigsville	PA	(29,303)	2,680	7,479	—	3,911	2,680	11,390	14,070	(7,397)	1988
Hershey	Lebanon	PA	—	1,284	3,028	17	651	1,301	3,679	4,980	(698)	2004
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	49	1,263	3,835	5,097	(246)	2009
Scotrun	Scotrun	PA	—	153	483	—	65	153	548	701	(78)	2006
Spring Gulch	New Holland	PA	(4,320)	1,593	4,795	—	168	1,593	4,963	6,556	(1,172)	2004
Sun Valley	Bowmansville	PA	—	866	2,601	—	112	866	2,713	3,579	(170)	2009
Timothy Lake North	East Stroudsburg	PA	—	311	933	(15)	133	296	1,066	1,362	(201)	2006
Timothy Lake South	East Stroudsburg	PA	—	216	649	(10)	13	206	662	868	(93)	2006
Carolina Landing	Fair Play	SC	—	457	1,078	6	161	463	1,239	1,703	(238)	2004
Inlet Oaks	Murrells Inlet	SC	(4,710)	1,546	4,642	—	135	1,546	4,777	6,323	(745)	2006
The Oaks at Point South	Yemassee	SC	—	267	810	—	30	267	840	1,108	(139)	2006
Natchez Trace	Hohenwald	TN	—	533	1,257	7	142	540	1,399	1,939	(274)	2004
Cherokee Landing	Middleton	TN	—	118	279	2	13	120	292	412	(60)	2004
Bay Landing	Bridgeport	TX	—	438	1,033	6	56	444	1,089	1,533	(220)	2004
Colorado River	Columbus	TX	—	466	1,099	6	80	472	1,178	1,651	(240)	2004
Country Sunshine	Weslaco	TX	—	627	1,881	—	778	627	2,659	3,286	(607)	2004
Fun n Sun RV	San Benito	TX	—	2,533	5,560	412	5,543	2,945	11,103	14,048	(4,689)	1998
Lake Conroe	Willis	TX	—	1,363	3,214	18	1,261	1,381	4,474	5,855	(820)	2004
Lake Tawakoni	Point	TX	—	691	1,629	9	163	700	1,792	2,492	(355)	2004
Lake Texoma	Gordonville	TX	—	488	1,151	6	503	494	1,653	2,148	(302)	2004
Lake Whitney	Whitney	TX	—	679	1,602	10	280	689	1,882	2,571	(362)	2004
Lakewood	Harlingen	TX	—	325	979	—	116	325	1,095	1,421	(276)	2004
Medina Lake	Lakehills	TX	—	936	2,208	13	666	949	2,874	3,823	(554)	2004
Paradise Park RV	Harlingen	TX	—	1,568	4,705	—	453	1,568	5,158	6,727	(1,148)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	223	448	1,568	2,015	(349)	2004
Southern Comfort	Weslaco	TX	—	1,108	3,323	—	251	1,108	3,574	4,681	(816)	2004
Sunshine RV	Harlingen	TX	—	1,494	4,484	—	833	1,494	5,317	6,811	(1,142)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	374	1,221	4,183	5,404	(1,220)	2002
All Seasons	Salt Lake City	UT	(3,323)	510	1,623	—	409	510	2,032	2,542	(903)	1997
St. George	Hurricane	UT	—	64	264	—	—	64	264	327	(5)	2010
Westwood Village	Farr West	UT	(10,655)	1,346	4,179	—	1,653	1,346	5,832	7,177	(2,609)	1997
Chesapeake Bay	Cloucester	VA	—	1,230	2,900	16	587	1,246	3,487	4,733	(669)	2004
Harbor View	Colonial Beach	VA	—	64	202	—	301	64	503	567	(66)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2010
(Amounts in thousands)
						Costs Capitalized
						Subsequent to		Gross Amount Carried
				Initial Cost to		Acquisition		at Close of
				Company		(Improvements)		Period 12/31/10
					Depreciable		Depreciable		Depreciable		Accumulated	Date of
Real Estate	Location		Encumbrances	Land	Property	Land	Property	Land	Property	Total	Depreciation	Acquisition
Lynchburg	Gladys	VA	—	266	627	3	125	269	752	1,021	(141)	2004
Meadows of Chantilly	Chantilly	VA	(33,344)	5,430	16,440	—	6,371	5,430	22,811	28,241	(11,354)	1994
Virginia Landing	Quinby	VA	—	602	1,419	8	115	610	1,534	2,144	(312)	2004
Williamsburg	Williamsburg	VA	—	111	350	—	41	111	391	501	(58)	2006
Birch Bay	Blaine	WA	—	502	1,185	7	30	509	1,215	1,724	(252)	2004
Cascade	Snoqualmie	WA	—	822	1,939	11	253	833	2,192	3,025	(427)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	302	598	1,694	2,292	(326)	2004
Crescent Bar	Quincy	WA	—	314	741	4	146	318	886	1,205	(154)	2004
Grandy Creek	Concrete	WA	—	475	1,425	0	80	475	1,505	1,980	(146)	2008
Kloshe Illahee	Federal Way	WA	(17,166)	2,408	7,286	—	549	2,408	7,835	10,243	(3,465)	1997
La Conner	La Conner	WA	—	600	1,416	8	576	608	1,992	2,600	(368)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	10	330	796	2,183	2,980	(418)	2004
Little Diamond	Newport	WA	—	353	834	5	406	358	1,239	1,598	(184)	2004
Long Beach	Seaview	WA	—	321	758	5	143	326	901	1,226	(167)	2004
Mount Vernon	Bow	WA	—	621	1,464	8	451	629	1,915	2,544	(363)	2004
Oceana	Oceana City	WA	—	283	668	4	49	287	717	1,004	(139)	2004
Paradise	Silver Creek	WA	—	466	1,099	6	138	472	1,237	1,709	(245)	2004
Tall Chief	Fall City	WA	—	313	946	—	—	313	946	1,260	(22)	2010
Thunderbird	Monroe	WA	—	500	1,178	6	127	506	1,305	1,811	(255)	2004
Arrowhead	Wisconsin Dells	WI	—	522	1,616	—	145	522	1,761	2,283	(255)	2006
Fremont	Fremont	WI	(3,942)	1,437	4,296	—	277	1,437	4,573	6,010	(969)	2004
Plymouth Rock	Elkhart Lake	WI	(6,628)	2,293	6,879	—	41	2,293	6,920	9,214	(446)	2009
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	158	714	2,310	3,024	(351)	2006
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	127	556	1,756	2,312	(375)	2004

Subtotal of Properties Held for Long Term			(1,412,884)	538,857	1,573,116	5,605	352,297	544,462	1,925,414	2,469,876	(677,602)

Realty Systems, Inc.			(36)	—	—	—	96,424	—	96,424	96,424	(9,502)	2002
Management Business and other				—	436	—	18,252	—	18,687	18,687	(13,561)	1990

			$(1,412,919)	$538,857	$1,573,552	$5,605	$466,973	$544,462	$2,040,525	$2,584,987	$(700,665)

NOTES:

(1)	For depreciable property, the Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen year estimated life for building upgrades and a three-to-seven year estimated life for furniture and fixtures.

(2)	The schedule excludes Properties in which the Company has a non-controlling joint venture interest and accounts for using the equity method of accounting.

(3)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $2.6 billion, unaudited, as of December 31, 2010.

(4)	All Properties were acquired, except for Country Place Village, which was constructed.

Schedule III

Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2010
(amounts in thousands)

The changes in total real estate for the years ended December 31, 2010, 2009, and 2008 were as follows:

	2010	2009	2008

Balance, beginning of year	$2,538,215	$2,491,021	$2,396,115
Acquisitions	2,796	18,879	11,540
Improvements	48,629	30,114	25,593
Dispositions and other	(4,653)	(8,526)	(24)
Inventory reclassification	—	6,727	57,797

Balance, end of year	$2,584,987	$2,538,215	$2,491,021

The changes in accumulated depreciation for the years ended December 31, 2010, 2009, and 2008 were as follows:

	2010	2009(a)	2008(b)

Balance, beginning of year	$629,768	$561,104	$494,211
Depreciation expense	72,128	72,419	66,893
Dispositions and other	(1,231)	(3,755)	—

Balance, end of year	$700,665	$629,768	$561,104

(a)	Includes approximately $2.4 million of depreciation from rental operations included in Ancillary services revenues, net.

(b)	Depreciation expense excludes approximately $0.8 million of unamortized lease costs expenses related to the termination of the Privileged Access lease and includes approximately $1.2 million of depreciation from rental operations included in Ancillary services revenues, net.