Form 10-Q
period 2011-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2011-05-05
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to_______________
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
31,209,453 shares of Common Stock as of May 3, 2011.

Equity LifeStyle Properties, Inc.

Page

Part I — Financial Information
Item 1. Financial Statements

Index To Financial Statements

Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3
Consolidated Statements of Operations for the quarters ended March 31, 2011 and 2010 (unaudited)	4
Consolidated Statements of Changes in Equity for the quarter ended March 31, 2011 (unaudited)	6
Consolidated Statements of Cash Flows for the quarters ended March 31, 2011 and 2010 (unaudited)	7
Notes to Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	35

Part II — Other Information
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. [Removed and Reserved.]	36
Item 5. Other Information	36
Item 6. Exhibits	36
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
(amounts in thousands, except share and per share data)

	March 31,
	2011	December 31,
	(unaudited)	2010

Assets
Investment in real estate:
Land	$544,464	$544,462
Land improvements	1,762,709	1,762,122
Buildings and other depreciable property	288,163	278,403

	2,595,336	2,584,987
Accumulated depreciation	(718,974)	(700,665)

Net investment in real estate	1,876,362	1,884,322
Cash and cash equivalents	43,137	12,659
Short-term investments	49,269	52,266
Notes receivable, net	24,629	25,726
Investment in joint ventures	8,509	8,446
Rent and other customer receivables, net	428	419
Deferred financing costs, net	10,096	10,688
Inventory	3,265	3,177
Deferred commission expense	15,898	14,898
Escrow deposits and other assets	35,269	35,794

Total Assets	$2,066,862	$2,048,395

Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,407,176	$1,412,919
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	55,631	52,782
Deferred revenue — upfront payments from right-to-use contracts	46,845	44,349
Deferred revenue — right-to-use annual payments	18,684	12,642
Accrued interest payable	7,189	7,174
Rents and other customer payments received in advance and security deposits	48,283	47,738
Distributions payable	13,316	10,633

Total Liabilities	1,597,124	1,588,237

Commitments and contingencies
Non-controlling interests — Perpetual Preferred OP Units	—	200,000
8.034% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, 10,000,000 shares authorized, 8,000,000 issued and outstanding as of March 31, 2011 and none issued and outstanding as of December 31, 2010, at liquidation value	200,000	—

Equity:
Stockholders’ Equity:
Common stock, $.01 par value 100,000,000 shares authorized; 31,196,318 and 30,972,353 shares issued and outstanding for March 31, 2011 and December 31, 2010, respectively	311	310
Paid-in capital	465,959	463,722
Distributions in excess of accumulated earnings	(229,740)	(237,002)

Total Stockholders’ Equity	236,530	227,030
Non-controlling interests — Common OP Units	33,208	33,128

Total Equity	269,738	260,158

Total Liabilities and Equity	$2,066,862	$2,048,395

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Quarters Ended March 31, 2011 and 2010
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended
	March 31,
	2011	2010
Revenues:
Community base rental income	$66,183	$64,422
Resort base rental income	36,468	36,945
Right-to-use annual payments	12,012	12,185
Right-to-use contracts current period, gross	3,853	4,937
Right-to-use contracts, deferred, net of prior period amortization	(2,496)	(3,948)
Utility and other income	13,062	12,889
Gross revenues from home sales	1,357	1,047
Brokered resale revenues, net	253	239
Ancillary services revenues, net	1,025	1,063
Interest income	1,039	1,192
Income from other investments, net	699	1,177

Total revenues	133,455	132,148

Expenses:
Property operating and maintenance	44,311	43,454
Real estate taxes	8,057	8,314
Sales and marketing, gross	2,256	3,263
Sales and marketing, deferred commissions, net	(1,000)	(1,412)
Property management	8,463	8,740
Depreciation on real estate and other costs	17,227	16,923
Cost of home sales	1,419	1,159
Home selling expenses	477	477
General and administrative	5,647	5,676
Rent control initiatives	112	714
Depreciation on corporate assets	249	210
Interest and related amortization	21,389	23,767

Total expenses	108,607	111,285

Income before equity in income of unconsolidated joint ventures	24,848	20,863

Equity in income of unconsolidated joint ventures	784	841

Consolidated income from continuing operations	25,632	21,704

Discontinued Operations:
Discontinued operations	—	—
Loss from discontinued real estate	—	(177)

Loss from discontinued operations	—	(177)

Consolidated net income	25,632	21,527

Income allocated to non-controlling interests — Common OP Units	(2,621)	(2,432)
Income allocated to non-controlling interests — Perpetual Preferred OP Units	(2,801)	(4,031)
Redeemable Perpetual Preferred Stock Dividends	(1,250)	—

Net income available for Common Shares	$18,960	$15,064

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations (Continued)
For the Quarters Ended March 31, 2011 and 2010
(amounts in thousands, except share and per share data)
(unaudited)

	Quarters Ended
	March 31,
	2011	2010
Earnings per Common Share — Basic:
Income from continuing operations	$0.61	$0.50
Loss from discontinued operations	—	—

Net income available for Common Shares	$0.61	$0.50

Earnings per Common Share — Fully Diluted:
Income from continuing operations	$0.61	$0.49
Loss from discontinued operations	—	—

Net income available for Common Shares	$0.61	$0.49

Distributions declared per Common Share outstanding	$0.375	$0.30

Weighted average Common Shares outstanding — basic	30,996	30,304

Weighted average Common Shares outstanding — fully diluted	35,609	35,500

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Quarter Ended March 31, 2011
(amounts in thousands)
(unaudited)

			Distributions in
			Excess of	Non-controlling
			Accumulated	interests - Common
	Common Stock	Paid-in Capital	Earnings	OP Units	Total Equity
Balance, December 31, 2010	$310	$463,722	$(237,002)	$33,128	$260,158
Conversion of OP Units to common stock	1	923	—	(924)	—
Issuance of common stock through exercise of options	—	23	—	—	23
Issuance of common stock through employee stock purchase plan	—	204	—	—	204
Compensation expenses related to stock options and restricted stock	—	1,244	—	—	1,244
Repurchase of common stock or Common OP Units	—	(157)	—	—	(157)
Net income	—	—	18,960	2,621	21,581
Distributions	—	—	(11,698)	(1,617)	(13,315)

Balance, March 31, 2011	$311	$465,959	$(229,740)	$33,208	$269,738

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended March 31, 2011 and 2010
(amounts in thousands)
(unaudited)

	March 31,	March 31,
	2011	2010
Cash Flows From Operating Activities:
Consolidated net income	$25,632	$21,527
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued real estate and other	—	177
Depreciation expense	18,653	18,175
Amortization expense	1,077	814
Debt premium amortization	8	4
Equity in income of unconsolidated joint ventures	(1,090)	(1,147)
Distributions from unconsolidated joint ventures	647	564
Amortization of stock-related compensation	1,244	1,044
Revenue recognized from right-to-use contract sales	(1,357)	(989)
Commission expense recognized related to right-to-use contracts	436	296
Accrued long term incentive plan compensation	272	—
Increase in provision for uncollectible rents receivable	376	61
Changes in assets and liabilities:
Notes receivable activity, net	47	9
Rent and other customer receivables, net	(384)	8
Inventory	648	600
Deferred commission expense	(1,436)	(1,708)
Escrow deposits and other assets	41	(1,141)
Accrued payroll and other operating expenses	2,665	2,015
Deferred revenue — upfront payments from right-to-use contracts	3,853	4,937
Deferred revenue — right-to-use annual payments	6,042	6,650
Rents received in advance and security deposits	544	(80)

Net cash provided by operating activities	57,918	51,816

Cash Flows From Investing Activities:
Net tax-deferred exchange withdrawal	—	786
Proceeds from short-term investments	2,997	—
Net repayment of notes receivable	866	481
Capital improvements	(10,939)	(7,788)

Net cash used in investing activities	(7,076)	(6,521)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	227	314
Distributions to Common Stockholders, Common OP Unitholders, Perpetual Preferred OP Unitholders and Redeemable Perpetual Preferred Stockholders	(14,683)	(14,632)
Stock repurchase and Unit redemption	(157)	(366)
Acquisition of non-controlling interests	—	(1,453)
Principal payments and mortgage debt payoff	(5,751)	(13,516)
New financing proceeds	—	11,950
Debt issuance costs	—	(413)

Net cash used in financing activities	(20,364)	(18,116)

Net increase in cash and cash equivalents	30,478	27,179
Cash and cash equivalents, beginning of period	12,659	145,128

Cash and cash equivalents, end of period	$43,137	$172,307

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Quarters Ended March 31, 2011 and 2010
(amounts in thousands)
(unaudited)

	March 31,	March 31,
	2011	2010
Supplemental Information:
Cash paid during the period for interest	$20,811	$23,184
Non-cash activities (increase/(decrease)):
Manufactured homes acquired with dealer financing	—	1,011
Dealer financing	—	(1,011)
Capital improvements	183	222
Net repayment of notes receivable	(183)	(222)

Dispositions:
Other assets and liabilities, net	—	(97)
Investment in real estate	—	(3,531)
Mortgage notes payable assumed by purchaser	—	(3,628)
The accompanying notes are an integral part of the financial statements.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Definition of Terms:
     Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”), are referred to herein as the “Company” and “ELS.” Capitalized terms used but not defined herein are as defined in the Company’s Annual Report on Form 10-K (“2010 Form 10-K”) for the year ended December 31, 2010.
Presentation:
     These unaudited Consolidated Financial Statements have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2010 Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2010 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full year results.
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
     The Company has applied the Codification Sub-Topic “Variable Interest Entities” (“FASB ASC 810-10-15”). The objective of FASB ASC 810-10-15 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. Prior to January 1, 2010, a company that held a variable interest in an entity was required to consolidate such entity if the company absorbed a majority of the entity’s expected losses or received a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company also applied the Codification Sub-Topic “Control of Partnerships and Similar Entities” (“FASB ASC 810-20”), which determines whether a general partner or the general partners as a group controls a limited partnership or similar entity and therefore should consolidate the entity. Beginning January 1, 2010, the Codification Sub-Topic ASC 810-10-15 adopted amendments to the variable interest consolidation model described above. The requirement to consolidate a VIE as revised in this amendment is based on the qualitative analysis considerations for primary beneficiary determination which requires a company consolidate an entity determined to be a VIE if it has both of the following characteristics: (1) the power to direct the principal activities of the entity and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company applies FASB ASC 810-10-15 and FASB ASC 810-20 to all types of entity ownership (general and limited partnerships and corporate interests).
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
     As of March 31, 2011 and December 31, 2010, the carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits and other assets” on the Company’s consolidated balance sheets, were approximately $15.9 million, comprised of approximately $8.1 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $2.0 million and $1.6 million as of March 31, 2011 and December 31, 2010, respectively.
     Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2011	$1,892
2012	$1,792
2013	$432
2014	$349
2015	$349
(f) Cash and Cash Equivalents
     The Company considers all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of March 31, 2011 and December 31, 2010 include approximately $3.0 million of restricted cash.
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
     On August 14, 2008, the Company purchased Contracts Receivable that were recorded at fair value at the time of acquisition of approximately $19.6 million under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”). The fair value of these Contracts Receivable includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these Contracts Receivable as of the transaction date. Through March 31, 2011, the credit performance of these Contracts Receivable has generally been consistent with the assumptions used in determining its initial fair value, and the Company’s original expectations regarding the amounts and timing of future cash flows has not changed. The carrying amount of these Contracts Receivable as of March 31, 2011 and 2010 was $2.9 million and $7.4 million, respectively. A probable decrease in management’s expectation of future cash collections related to these Contracts Receivable could result in the need to record an allowance for credit losses in the future. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying pool of Contracts Receivable.
(i) Investments in Joint Ventures
     Investments in joint ventures in which the Company does not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to its operations and major decisions, are accounted for using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of the equity in net income or loss from the date of acquisition and reduced by distributions received. The income or loss of each entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interests held by each investor. See Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.
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

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (continued)
     The Company has received proceeds from insurance carriers of approximately $11.2 million through March 31, 2011. The proceeds were accounted for in accordance with the Codification Topic “Contingencies” (“FASB ASC 450”). During the quarter ended March 31, 2010, approximately $0.4 million had been recognized as a gain on insurance recovery, which is net of approximately $0.2 million of contingent legal fees and included in income from other investments, net.
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
     At March 31, 2011 and December 31, 2010, the Company’s investments in U.S. Treasury Bills of, approximately $49.3 million and $52.3 million, respectively, were classified as held-to-maturity and were measured using unadjusted quoted market prices (Level 1). The fair values of the Company’s remaining financial instruments approximate their carrying or contract values.
(l) Deferred Financing Costs, net
     Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis, which approximates straight line. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with, Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $13.2 million and $12.6 million at March 31, 2011 and December 31, 2010, respectively.
(m) Revenue Recognition
     The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. The Company will reserve for receivables when it believes the ultimate collection is less than probable. The Company’s provision for uncollectible rents receivable was approximately $3.4 million and $3.0 million as of March 31, 2011 and December 31, 2010, respectively.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (continued)
     The Company accounts for the entry of right-to-use contracts in accordance with the Codification Topic “Revenue Recognition” (“FASB ASC 605”). A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Customers may choose to upgrade their contracts to increase their usage and the number of Properties they may access. A contract requires the customer to make annual payments during the term of the contract and may require an upfront nonrefundable payment. The stated term of a right-to-use contract is at least one year and the customer may renew his contract by continuing to make the annual payments. The Company will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, the Company has estimated to be from one to 31 years. For example, the Company has currently estimated that 7.9% of customers who enter a new right-to-use contract will terminate their contract after five years. Therefore, the upfront nonrefundable payments from 7.9% of the contracts entered in any particular period are amortized on a straight-line basis over a period of five years as five years is the estimated customer life for 7.9% of the Company’s customers who enter a contract. The historical attrition rates for upgrade contracts are lower than for new contracts, and therefore, the nonrefundable upfront payments for upgrade contracts are amortized at a different rate than for new contracts. The decision to recognize this revenue in accordance with FASB ASC 605 was made after corresponding during September and October 2008 with the Office of the Chief Accountant at the SEC.
     Right-to-use annual payments by customers under the terms of the right-to-use contracts are recognized ratably over a one-year period.
     Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.
(n) Cumulative Redeemable Perpetual Preferred Stock
     On March 4, 2011, the Company, on behalf of selling stockholders, closed on a public offering of 8,000,000 shares of 8.034% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Preferred Stock”), par value $0.01 per share, liquidation preference of $25.00 per share, at a price of $24.75 per share. The selling stockholders received the Preferred Stock in exchange for $200 million of previously issued series D and series F Perpetual Preferred OP Units. The Company did not receive any proceeds from the offering.
     The Company accounts for the Preferred Stock in accordance with the Codification Topic “Consolidation” (“FASB ASC 810”). The Company has the option to redeem the Preferred Stock at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. Holders of the Preferred Stock have preference rights with respect to liquidation and distributions over the common stock. Based on the Company’s analysis, the Preferred Stock has been classified as redeemable interests outside of permanent equity in the mezzanine section.
(o) Recent Accounting Pronouncements
     In December 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations” (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. The adoption of this update did not have an impact on the Company’s consolidated financial statements.
     In December 2010, the FASB issued ASU No. 2010-28, “Intangibles-Goodwill and Other” (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for the Company beginning with this interim period. The adoption of this update did not have an impact on the Company’s financial condition or results of operations.
(p) Reclassifications
     Certain 2010 amounts have been reclassified to conform to the 2011 presentation. This reclassification had no material effect on the consolidated balance sheets or statements of operations of the Company.

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
     The following table sets forth the computation of basic and diluted earnings per common share for the quarters ended March 31, 2011 and 2010 (amounts in thousands):

	Quarters Ended March 31,
	2011	2010
Numerators:
Income from Continuing Operations:
Income from continuing operations — basic	$18,960	$15,216
Amounts allocated to dilutive securities	2,621	2,457

Income from continuing operations — fully diluted	$21,581	$17,673

Income from Discontinued Operations:
Loss from discontinued operations — basic	$—	$(152)
Amounts allocated to dilutive securities	—	(25)

Loss from discontinued operations — fully diluted	$—	$(177)

Net Income Available for Common Shares — Fully Diluted:
Net income available for Common Shares — basic	$18,960	$15,064
Amounts allocated to dilutive securities	2,621	2,432

Net income available for Common Shares — fully diluted	$21,581	$17,496

Denominator:
Weighted average Common Shares outstanding — basic	30,996	30,304
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	4,334	4,912
Employee stock options and restricted shares	279	284

Weighted average Common Shares outstanding — fully diluted	35,609	35,500

Earnings per Common Share — Basic:
Income from continuing operations	$0.61	$0.50
Loss from discontinued operations	—	—

Net income available for Common Shares	$0.61	$0.50

Earnings per Common Share — Fully Diluted:
Income from continuing operations	$0.61	$0.49
Loss from discontinued operations	—	—

Net income available for Common Shares	$0.61	$0.49

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 3 — Common Stock and Other Equity Related Transactions
     On March 4, 2011, the Company, on behalf of selling stockholders, closed on a public offering of 8,000,000 shares of the Preferred Stock, par value $0.01 per share, liquidation preference of $25.00 per share, at a price of $24.75 per share. The selling stockholders received the Preferred Stock in exchange for $200 million of previously issued series D and series F Perpetual Preferred OP Units. Holders of the Preferred Stock have preference rights with respect to liquidation and distributions over the common stock. The Company has the option to redeem the Preferred Stock at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. The Company did not receive any proceeds from the offering.
     On April 8, 2011, the Company paid a $0.375 per share distribution for the quarter ended March 31, 2011 to common stockholders of record on March 25, 2011. On March 31, 2011, the Company paid a $0.156217 per share distribution on the Company’s Preferred Stock, to preferred stockholders of record on March 21, 2011. On March 31, 2011, the Company paid pro-rata distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units which were exchanged on March 4, 2011 for the Preferred Stock.
Note 4 — Investment in Real Estate
     Investment in real estate is comprised of (amounts in thousands):

	As of
Properties Held for Long Term	March 31, 2011	December 31, 2010
Investment in real estate:
Land	$544,464	$544,462
Land improvements	1,762,709	1,762,122
Buildings and other depreciable property	288,163	278,403

	2,595,336	2,584,987
Accumulated depreciation	(718,974)	(700,665)

Net investment in real estate	$1,876,362	$1,884,322

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
     As of March 31, 2011, the Company had no Properties designated as held for disposition pursuant to FASB ASC 360-10-35. One property held for disposition as of December 31, 2009, Creekside, a 165-site all-age manufactured home community located in Wyoming, Michigan was disposed of in January 2010.
Note 5 — Investment in Joint Ventures
     The Company recorded approximately $0.8 million of equity in income from unconsolidated joint ventures, net of approximately $0.3 million of depreciation expense for each of the quarters ended March 31, 2011 and 2010. The Company received approximately $0.6 million in distributions from such joint ventures for each of the quarters ended March 31, 2011 and 2010. Approximately $0.6 million of such distributions were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for each of the quarters ended March 31, 2011 and 2010. Approximately $0.1 million of the distributions received in the quarter ended March 31, 2010 exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 5 — Investment in Joint Ventures (continued)
     The following table summarizes the Company’s investments in unconsolidated joint ventures (with the number of Properties shown parenthetically as of March 31, 2011 and December 31, 2010, respectively with dollar amounts in thousands):

							JV Income for the
					Investment as of		Quarters Ended
		Number of	Economic		March 31,	December 31,	March 31,	March 31,
Investment	Location	Sites	Interest(1)		2011	2010	2011	2010
Meadows	Various (2,2)	1,027	50%		$121	$276	$235	$302
Lakeshore	Florida (2,2)	342	65%		124	115	74	46
Voyager	Arizona (1,1)	1,706	50	%(2)	8,264	8,055	475	493

		3,075			$8,509	$8,446	$784	$841

(1)	The percentages shown approximate the Company’s economic interest as of March 31, 2011. The Company’s legal ownership interest may differ.

(2)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and a 25% interest in the utility plant servicing the Property.
Note 6 — Notes Receivable
     As of March 31, 2011 and December 31, 2010, the Company had approximately $24.6 million and $25.7 million in notes receivable, respectively. As of March 31, 2011 and December 31, 2010, the Company had approximately $8.4 million and $8.9 million, respectively, in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 8.8%, have an average term remaining of approximately 12 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of approximately $0.4 million as of March 31, 2011 and December 31, 2010. During the quarter ended March 31, 2011 and year ended December 31, 2010, approximately $0.2 million and $0.8 million, respectively, was repaid and an additional $0.1 million and $0.4 million, respectively, was loaned to customers.
     As of March 31, 2011 and December 31, 2010, the Company had approximately $16.0 million and $16.7 million, respectively, of Contracts Receivables, including allowances of approximately $0.9 million and $1.4 million, respectively. These Contracts Receivables represent loans to customers who have entered right-to-use contracts. The Contracts Receivable yield interest at a stated per annum average rate of 16.2%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the quarter ended March 31, 2011 and year ended December 31, 2010, approximately $2.1 million and $8.6 million, respectively, was repaid and an additional $1.3 million and $7.9 million, respectively, was loaned to customers.
     On April 6, 2011, the Company closed on a $3.8 million note receivable with a stated interest rate of 15.0% per annum to the owner of Lakeland RV. Lakeland RV is a 700-site RV property located in Milton, Wisconsin. The note requires interest only payments of 9.0% and matures on May 1, 2016. The Company also holds a right of first refusal to match any offer received on Lakeland RV during the time the note is outstanding.
Note 7 — Long-Term Borrowings
     As of March 31, 2011 and December 31, 2010, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $1,407 million and $1,413 million, respectively. The weighted average interest rate on this mortgage indebtedness for the quarter ended March 31, 2011 was approximately 6.1% per annum. The debt bears interest at rates of 5.0% to 8.5% per annum and matures on various dates ranging from 2011 to 2020. The debt encumbered a total of 129 of the Company’s Properties as of both March 31, 2011 and December 31, 2010 and the carrying value of such Properties was approximately $1,484 million and $1,508 million, respectively, as of such dates.
     As of March 31, 2011 and December 31, 2010, the Company’s unsecured line of credit had an availability of $100 million of which no amounts were outstanding. The Company’s unsecured Line of Credit (“LOC”) with a maximum borrowing capacity of $100 million bears interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum, has a 0.15% facility fee, and matures on June 29, 2011.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 8 — Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense
     Upfront payments received upon the entry of right-to-use contracts are recognized in accordance with FASB ASC 605. The Company will recognize the upfront non-refundable payments over the estimated customer life, which, based on historical attrition rates, the Company has estimated to be between one to 31 years. The commissions paid on the entry of right-to-use contracts will be deferred and amortized over the same period as the related sales revenue.
     Components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Quarters Ended
	March 31,
	2011	2010
Deferred revenue — entry of right-to-use contracts, as of January 1,	$44,349	$29,493

Deferral of new right-to-use contracts	3,853	4,937
Deferred revenue recognized	(1,357)	(989)

Net increase in deferred revenue	2,496	3,948

Deferred revenue — entry of right-to-use contracts, as of March 31,	$46,845	$33,441

Deferred commission expense, as of January 1,	$14,898	$9,373

Costs deferred	1,436	1,708
Commission expense recognized	(436)	(296)

Net increase in deferred commission expense	1,000	1,412

Deferred commission expense, March 31,	$15,898	$10,785

Note 9 — Stock Option Plan and Stock Grants
     The Company accounts for its stock-based compensation in accordance with the Codification Topic “Compensation — Stock Compensation” (“FASB ASC 718”).
     Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Operations, for the quarters ended March 31, 2011 and 2010, was approximately $1.2 million and $1.0 million, respectively.
     Pursuant to the Stock Option Plan as discussed in Note 13 to the 2010 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options (“Options”). During the quarter ended March 31, 2011, Options for 1,000 shares of common stock were exercised for proceeds of approximately $23,000.
     On January 31, 2011, the Company awarded Restricted Stock Grants for 31,000 shares of common stock at a fair market value of approximately $1.8 million to certain members of the Board of Directors for services rendered in 2010. One-third of the shares of restricted common stock covered by these awards vests on each of December 31, 2011, December 31, 2012, and December 31, 2013.
     On February 1, 2011, the Company awarded Restricted Stock Grants for 72,665 shares of common stock to certain members of senior management of the Company. These Restricted Stock Grants will vest on December 31, 2011. The fair market value of these Restricted Stock Grants was approximately $4.2 million as of the date of grant and is recorded as a compensation expense and paid in capital over the vesting period.
Note 10 — Long-Term Cash Incentive Plan
     On May 11, 2010, the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (the “2010 LTIP”) to provide a long-term cash bonus opportunity to certain members of the Company’s management. Such Board approval was upon recommendation by the Company’s Compensation, Nominating and Corporate Governance Committee (the “Committee”).

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 10 — Long-Term Cash Incentive Plan (continued)
     The total cumulative payment for all participants (the “Eligible Payment”) is based upon certain performance conditions being met.
     The Committee has responsibility for administering the 2010 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or events. The 2010 LTIP includes 32 participants. The Company’s executive officers are not participants in the 2010 LTIP. The Eligible Payment will be paid in cash upon completion of the Company’s annual audit for the 2012 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2010 LTIP and, including employer costs, is currently estimated to be approximately $2.9 million. As of March 31, 2011 and December 31, 2010, the Company had accrued compensation expense of approximately $1.0 million and $0.7 million, respectively, for the 2010 LTIP including approximately $0.3 million and $0.7 million in the quarter ended March 31, 2011 and year ended December 31, 2010.
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
Note 11 — Transactions with Related Parties
Privileged Access
     On August 14, 2008, the Company closed on the PA Transaction by acquiring substantially all of the assets and assuming certain liabilities of Privileged Access for an unsecured note payable of $2.0 million which was paid off during the year ended December 31, 2009. Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. At closing, cash was deposited into an escrow account for liabilities that Privileged Access has retained. The balance in the escrow account as of March 31, 2011 was approximately $0.2 million
     Mr. McAdams, the Company’s President from January 1, 2008 to January 31, 2011, owns 100% of Privileged Access. Effective February 1, 2011, Mr. McAdams became president of a subsidiary of the Company involved in ancillary activities and relinquished his role as President of the Company. The Company entered into an employment agreement effective as of January 1, 2008 (the “Employment Agreement”) with Mr. McAdams which provided for an initial term of three years and the Employment Agreement expired on December 31, 2010. Mr. McAdams is also subject to a non-compete clause and to mitigate potential conflicts of interest shall have no authority, on behalf of the Company and its affiliates, to enter into any agreement with any entity controlling, controlled by or affiliated with Privileged Access. Prior to forming Privileged Access, Mr. McAdams was a member of the Company’s Board of Directors from January 2004 to October 2005. Simultaneous with his appointment as president of Equity LifeStyle Properties, Inc., Mr. McAdams resigned as Privileged Access’s Chairman, President and CEO. However, he was on the board of PATT Holding Company, LLC (“PATT”), a subsidiary of Privileged Access, until the entity was dissolved in 2008.
Corporate headquarters
     The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, the Company’s Chairman of the Board. Payments made in accordance with the lease agreement to this entity amounted to approximately $0.3 million, $0.0 million, and $0.4 million for the quarters ended March 31, 2011, 2010, and 2009, respectively. No payments were made during the quarter ended March 31, 2010 as the landlord provided six months free rent in connection with a new lease for the office space that commenced December 1, 2009.
Other
     In January 2009, the Company entered into a consulting agreement with the son of Mr. Howard Walker, to provide assistance with the Company’s internet web marketing strategy. Mr. Walker is Vice-Chairman of the Company’s Board of Directors. The consulting agreement was for a term of six months at a total cost of no more than $48,000 and expired on June 30, 2009.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 12 — Commitments and Contingencies
California Rent Control Litigation
     City of San Rafael
     The Company sued the City of San Rafael in federal court, challenging its rent control ordinance (the “Ordinance”) on constitutional grounds. The Company believes the litigation was settled by the City’s agreement to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court refused to enforce the settlement agreement and submitted to a jury the claim that it had been breached. In October 2002, a jury found no breach of the settlement agreement.
     The Company’s constitutional claims against the City were tried in a bench trial during April 2007. On April 17, 2009, the Court issued its Order for Entry of Judgment in the Company’s favor (the “April 2009 Order”). On June 10, 2009, the Court ordered the City to pay the Company net fees and costs of approximately $2.1 million. On June 30, 2009, as anticipated by the April 2009 Order, the Court entered final judgment that gradually phased out the City’s site rent regulation scheme that the Court found unconstitutional. Pursuant to the final judgment, existing residents of the Company’s Property in San Rafael will be able to continue to pay site rent as if the Ordinance were to remain in effect for a period of ten years, enforcement of the Ordinance was immediately enjoined with respect to new residents of the Property, and the Ordinance will expire entirely ten years from the June 30, 2009 date of judgment.
     The City and residents’ association (which intervened in the case) appealed, and the Company cross-appealed. The briefing schedule for the appeal has been set to conclude on October 24, 2011.
     City of Santee
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
     The tenant association continued to seek damages, penalties and fees in their separate action based on the same claims the City made on the tenants’ behalf in the City’s case. The Company moved for judgment on the pleadings in the tenant association’s case on the ground that the tenant association’s case is moot in light of the result in the City’s case. On November 6, 2008, the Court granted the Company’s motion for judgment on the pleadings without leave to amend. The tenant association appealed. In June 2010, the Court of Appeal remanded the case for further proceedings, ruling that (i) the mootness finding was not correct when entered but could be reasserted after the amounts held in escrow have been disbursed to the residents; (ii) there is no basis for the tenant association’s punitive damage claim or its claim under the California Mobile Home Residency Law; and (3) the trial court should consider certain of the tenant association’s other claims. On remand, at the trial court’s suggestion, the parties agreed to a trial of the remanded issues based on stipulated written facts. A draft of the parties’ proposed stipulated written facts was submitted to the trial court on April 22, 2011.

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 12 — Commitments and Contingencies (continued)
     In addition, the Company sued the City of Santee in federal court alleging all three of the ordinances are unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. On October 13, 2010, the District Court: (1) dismissed the Company’s claims without prejudice on the ground that they were not ripe because the Company had not filed and received from the City a final decision on a rent increase petition, and (2) found that those claims are not foreclosed by any of the state court rulings. On November 10, 2010, the Company filed a notice of appeal from the District Court’s ruling dismissing the Company’s claims. On April 20, 2011, the appeal was voluntarily dismissed pursuant to stipulation of the parties. The Company has filed a rent increase petition with the City in order to ripen its claims, and intends to pursue further adjudication of its rights in federal court.
Colony Park
     On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that the Company had failed to properly maintain the Property and had improperly reduced the services provided to the tenants, among other allegations. The Company answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case proceeded in Superior Court because the Company’s motion to compel arbitration was denied and the denial was upheld on appeal. Trial of the case began on July 27, 2010. After just over three months of trial in which the plaintiffs asked the jury to award a total of approximately $6.8 million in damages, the jury rendered verdicts awarding a total of less than $44,000 to six out of the 72 plaintiffs, and awarding nothing to the other 66 plaintiffs. The plaintiff’s who were awarded nothing filed a motion for a new trial or alternatively for judgment notwithstanding the jury’s verdict, which the Court denied on February 14, 2011. The Company has filed a memorandum of costs that seeks a costs award of approximately $0.2 million, and has filed a motion that seeks an attorneys’ fees award of approximately $2.1 million. Despite the jury’s verdict awarding less than $44,000 to only 6 plaintiffs, the plaintiffs have filed a memorandum of costs that seeks a costs award of approximately $56,000, and has filed a motion that seeks an attorneys’ fees award of approximately $0.8 million. The Company intends to vigorously oppose any award of costs or attorneys’ fees to the plaintiffs. A hearing on the parties’ respective requests for awards of costs and attorney’s has been set for June 9, 2011.
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

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
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
     Since filing the lawsuit, as of March 31, 2011, the Company has received additional payments from Essex Insurance Company, Lexington Insurance Company, and Westchester Surplus Lines Insurance Company, of approximately $3.7 million. In January 2008 the Company entered a settlement with Hartford Fire Insurance Company pursuant to which Hartford paid the Company the remaining disputed limits of Hartford’s insurance policy, in the amount of approximately $0.5 million, and the Company dismissed and released Hartford from additional claims for interest and bad faith claims handling.
California and Washington Wage Claim Class Actions
     On October 16, 2008, the Company was served with a class action lawsuit in California state court filed by a single named plaintiff. The suit alleges that, at the time of the PA Transaction, the Company and other named defendants willfully failed to pay former California employees of Privileged Access and its affiliates (“PA”) who became employees of the Company all of the wages they earned during their employment with PA, including accrued vacation time. The suit also alleges that the Company improperly “stripped” those employees of their seniority. The suit asserts claims for alleged violation of the California Labor Code; alleged violation of the California Business & Professions Code and for alleged unfair business practices; alleged breach of contract; alleged breach of the duty of good faith and fair dealing; and for alleged unjust enrichment. The original complaint sought, among other relief, compensatory and statutory damages; restitution; pre-judgment and post-judgment interest; attorney’s fees, expenses and costs; penalties; and exemplary and punitive damages. The complaint did not specify a dollar amount sought. The Court granted in part without leave to amend and in part with leave to amend the Company’s motions seeking dismissal of the plaintiff’s original complaint and various amended complaints. Discovery is proceeding on the remaining claims in the third amended complaint. On February 15, 2011, the Court granted plaintiff’s motion for class certification. A hearing on the content of the class notice has been set for June 1, 2011. The Company will vigorously defend the lawsuit.
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

EQUITY LIFESTYLE PROPERTIES, INC.
Notes to Consolidated Financial Statements
Note 12 — Commitments and Contingencies (continued)
Gulf View in Punta Gorda
     In 2004, the Company acquired ownership of various property owning entities, including an entity owning a property called Gulf View, in Punta Gorda, Florida. Gulf View continues to be held in a special purpose entity. At the time of acquisition of the entity owning Gulf View, it was financed with a non-recourse loan secured by Gulf View that was cross-collateralized with a non-recourse loan secured by another property whose ownership entity was not acquired. At the time of acquisition, the Operating Partnership guaranteed certain obligations relating to exceptions from the non-recourse nature of the loans. The approximate outstanding amount of the loan secured by Gulf View is $1.4 million and of the crossed loan secured by the other property is $5.3 million. Both of the loans mature on June 1, 2011. Should the owner of the cross-collateralized property default on the $5.3 million loan, the special purpose entity owning Gulf View and the Operating Partnership may be impacted to the extent of their obligations.
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
     The Company is a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of March 31, 2011, the Company owned or had an ownership interest in a portfolio of 307 Properties located throughout the United States and Canada containing 111,004 residential sites. These Properties are located in 27 states and British Columbia, with the number of Properties in each state or province shown parenthetically, as follows: Florida (86), California (48), Arizona (37), Texas (15), Washington (15), Pennsylvania (12), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Nevada (6), New York (6), Virginia (6), Wisconsin (5), Indiana (5), Maine (5), Illinois (4), Massachusetts (3), New Jersey (3), South Carolina (3), Utah (3), Michigan (2), New Hampshire (2), Ohio (2), Tennessee (2), Alabama (1), Kentucky (1) and British Columbia (1).
     This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:
•	the Company’s ability to control costs, real estate market conditions, the actual rate of decline in customers, the actual use of sites by customers and its success in acquiring new customers at its Properties (including those recently acquired);

•	the Company’s ability to maintain historical rental rates and occupancy with respect to Properties currently owned or that the Company may acquire;

•	the Company’s assumptions about rental and home sales markets;

•	in the age-qualified Properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial, credit and capital markets volatility;

•	results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing and competition from alternative housing options including site-built single-family housing;

•	impact of government intervention to stabilize site-built single family housing and not manufactured housing;

•	the completion of future acquisitions, if any, and timing with respect thereto and the effective integration of any such acquisition;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional securities;

•	the effect of accounting for the entry of contracts with customers representing a right-to-use the Properties under the Codification Topic “Revenue Recognition;” and

•	other risks indicated from time to time in the Company’s filings with the Securities and Exchange Commission.
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

The following chart lists the Properties acquired, invested in, or sold since January 1, 2010.

Property	Transaction Date	Sites
Total Sites as of January 1, 2010		110,575
Property or Portfolio (# of Properties in parentheses):
Acquisitions:
Desert Vista (1)	April 21, 2010	125
St. George (1)	April 21, 2010	123
Tall Chief (1)	April 21, 2010	180
Valley Vista (1)	April 21, 2010	145

Expansion Site Development and other:
Sites added (reconfigured) in 2010		19
Sites added (reconfigured) in 2011		2

Dispositions:
Creekside (1)	January 10, 2010	(165)

Total Sites as of March 31, 2011		111,004

     Since January 1, 2010, the gross investment in real estate has increased from $2,538 million to $2,595 million as of March 31, 2011.

Outlook
     Occupancy in the Company’s Properties as well as its ability to increase rental rates directly affects revenues. The Company’s revenue streams are predominantly derived from customers renting its sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.
     The Company has approximately 65,000 annual sites, approximately 8,900 seasonal sites, which are leased to customers generally for three to six months, and approximately 9,700 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. The Company expects to service over 100,000 customers at its transient sites and the Company considers this revenue stream to be its most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, the Company has approximately 24,300 sites designated as right-to-use sites which are primarily utilized to service the approximately 106,000 customers who own right-to-use contracts. The Company also has interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

Total Sites as of
March 31, 2011
(rounded to 000s)
Community sites	44,200
Resort sites:
Annual	20,800
Seasonal	8,900
Transient	9,700
Right-to-use (1)	24,300
Joint Ventures (2)	3,100

111,000

(1)	Includes approximately 3,100 sites rented on an annual basis.

(2)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.
     A significant portion of the Company’s rental agreements on community sites are directly or indirectly tied to published CPI statistics that are issued from June through September each year. The Company currently expects its 2011 Core community base rental income to increase approximately 2.7% as compared to 2010.
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
     The Company’s manufactured home rental operations have been increasing since 2007. As of March 31, 2011, occupied manufactured home rentals increased to 2,631 or 190.1%, from 907 for the year ended December 31, 2007. Net operating income from rental operations increased to approximately $14.5 million for the year ended December 31, 2010 from approximately $5.9 million for the year ended December 31, 2007. The Company believes that, unlike the home sales business, at this time it competes effectively with other types of rentals (i.e. apartments). To address the capital requirements of the home rental operations, the Company is in discussions with capital providers and manufacturers on rental home ownership structures that would attract capital.
     In the Company’s resort Properties, the Company continues to work on extending customer stays. The Company has had success lengthening customer stays.
     In the spring of 2010, the Company introduced low-cost membership products that focus on the installed base of almost eight million RV owners. Such products may include right-to-use contracts that entitle the purchaser to use certain properties. The new products, called a Zone Park Pass (“ZPP”), can include one to four zones of the United States and require annual payments of $499. This replaces high cost products that were typically entered into at Properties after tours and lengthy sales presentations.
     A single zone ZPP requires no upfront payment while ZPP’s including additional zones require modest upfront payments. The Company entered into approximately 1,000 ZPP’s during the quarter ended March 31, 2011. The ZPP’s are contributing to a reduction in the net attrition of the customers who enter right-to-use contracts.
     The Company also offers upgrades to existing holders of right-to-use contracts. The upgrade contracts are currently distinguishable from new contracts or ZPPs that a customer would enter into by (1) increased length of consecutive stay by 50% (i.e. up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units and (4) access to additional Properties, which may include discounts at non-membership RV Properties. Each upgrade contract requires a nonrefundable upfront payment, which may be financed by the Company.
Critical Accounting Policies and Estimates
     Refer to the 2010 Form 10-K for a discussion of the Company’s critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. With the exception of the following, there have been no changes to these policies during the quarter ended March 31, 2011.
Cumulative Redeemable Perpetual Preferred Stock
     On March 4, 2011, the Company, on behalf of selling stockholders, closed on a public offering of 8,000,000 shares of 8.034% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Preferred Stock”), par value $0.01 per share, liquidation preference of $25.00 per share, at a price of $24.75 per share. The Selling Stockholders received the Preferred Stock in exchange for $200 million of previously issued series D and series F Perpetual Preferred OP units. The Company did not receive any proceeds from the offering.
     The Company accounts for the Preferred Stock in accordance with the Codification Topic “Consolidation” (“FASB ASC 810”). The Company has the option to redeem the Preferred Stock at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. Holders of the Preferred Stock have preference rights with respect to liquidation and distributions over the common stock. Based on the Company’s analysis, the Preferred Stock has been classified as redeemable interests outside of permanent equity in the mezzanine section.

Results of Operations
     The results of operations for the one Property sold during 2010 have been classified as income from discontinued operations, pursuant to FASB ASC 360-10-35. (See Note 4 in the Notes to the Consolidated Financial Statements for summarized information for these Properties.)
Comparison of the Quarter Ended March 31, 2011 to the Quarter Ended March 31, 2010
Income from Property Operations
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the quarters ended March 31, 2011 and 2010 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2009 and which have been owned and operated by the Company continuously since January 1, 2010. Core growth percentages exclude the impact of GAAP deferrals of up-front payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
			Increase/				Increase/
	2011	2010	(Decrease)	% Change	2011	2010	(Decrease)	% Change
Community base rental income	$66,171	$64,401	$1,770	2.7%	$66,183	$64,422	$1,761	2.7%
Resort base rental income	36,353	36,945	(592)	(1.6%)	36,468	36,945	(477)	(1.3%)
Right-to-use annual payments	11,940	12,185	(245)	(2.0%)	12,012	12,185	(173)	(1.4%)
Right-to-use contracts current period, gross	3,853	4,937	(1,084)	(22.0%)	3,853	4,937	(1,084)	(22.0%)
Utility and other income	13,023	12,887	136	1.1%	13,062	12,889	173	1.3%

Property operating revenues, excluding deferrals	131,340	131,355	(15)	0.0%	131,578	131,378	200	0.2%
Property operating and maintenance	43,989	43,399	590	1.4%	44,311	43,454	857	2.0%
Real estate taxes	8,038	8,302	(264)	(3.2%)	8,057	8,314	(257)	(3.1%)
Sales and marketing, gross	2,256	3,263	(1,007)	(30.9%)	2,256	3,263	(1,007)	(30.9%)

Property operating expenses, excluding deferrals and Property management	54,283	54,964	(681)	(1.2%)	54,624	55,031	(407)	(0.7%)

Income from property operations, excluding deferrals and Property management	77,057	76,391	666	0.9%	76,954	76,347	607	0.8%

Property management	8,447	8,738	(291)	(3.3%)	8,463	8,740	(277)	(3.2%)

Income from property operations, excluding deferrals	$68,610	$67,653	$957	1.4%	$68,491	$67,607	$884	1.3%

     The Core Portfolio property operating revenues, which were flat to 2010, include the following changes (i) a 2.3% increase in rates in community base rental income and a 0.4% increase in occupancy (ii) a 1.6% decrease in revenues in core resort base income comprised of an increase of 4.5% in annual revenues offset by a 8.2% decrease in seasonal revenues and a 9.2% decrease in transient resort revenue and (iii) a decrease of 22.0% in right-to-use contracts. The reduction in entry of right-to-use contracts is due to the Company’s introduction of low-cost membership products in the spring of 2010 and the phase-out of memberships with higher initial upfront payments. Most of the right-to-use contract revenue in 2011 is from upgrades of existing memberships.
     The 1.2% decrease in property operating expenses in the Core Portfolio, excluding property management, reflects (i) a 1.4% increase in property operating and maintenance expenses (ii) a 3.2% decrease in property taxes and (iii) a 30.9% decrease in sales and marketing expenses. Sales and marketing expenses are all related to the costs incurred for the entry or upgrade of right-to-use contracts. The decrease in sales and marketing expenses is due to reduced commissions as a result of reduced high-cost right-to-use contracts activity. Total Portfolio property management expenses primarily decreased due to one-time costs incurred in 2010 for office moves and system conversion costs.

Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended March 31, 2011 and 2010 (amounts in thousands).

	2011	2010	Variance	% Change

Gross revenues from new home sales	$811	$424	$387	91.3%
Cost of new home sales	(932)	(395)	(537)	(135.9%)

Gross (loss) profit from new home sales	(121)	29	(150)	(517.2%)

Gross revenues from used home sales	546	623	(77)	(12.4%)
Cost of used home sales	(487)	(764)	277	36.3%

Gross profit (loss) from used home sales	59	(141)	200	141.8%

Brokered resale revenues, net	253	239	14	5.9%
Home selling expenses	(477)	(477)	—	0.0%
Ancillary services revenues, net	1,025	1,063	(38)	(3.6%)

Income from home sales operations and other	$739	$713	$26	3.6%

Home sales volumes
New home sales (1)	21	18	3	16.7%
Used home sales (2)	153	133	20	15.0%
Brokered home resales	205	187	18	9.6%

(1)	Includes seven third party home sales for the quarter ending March 31, 2010.

(2)	Includes one third party home sale for the quarter ending March 31, 2010.
     Income from home sales operations increased primarily as a result of increased profit on used home sales.
Rental Operations
     The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended March 31, 2011 and 2010 (amounts in thousands). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in previous section.

	2011	2010	Variance	% Change
Manufactured homes:
New Home	$2,590	$1,799	$791	44.0%
Used Home	3,535	2,751	784	28.5%

Rental operations revenue (1)	6,125	4,550	1,575	34.6%

Property operating and maintenance	764	584	180	30.8%
Real estate taxes	65	36	29	80.6%

Rental operations expense	829	620	209	33.7%

Income from rental operations	5,296	3,930	1,366	34.8%
Depreciation	859	714	145	20.3%

Income from rental operations, net of depreciation	$4,437	$3,216	$1,221	38.0%

Net investment in new manufactured home rental units	$65,486	$50,347	$15,139	30.1%
Net investment in used manufactured home rental units	$25,693	$18,011	$7,682	42.7%

Number of occupied rentals — new, end of period	925	634	291	45.9%
Number of occupied rentals — used, end of period	1,706	1,210	496	41.0%

(1)	Approximately $4.7 million and $3.4 million for the quarters ended March 31, 2011 and 2010, respectively, are included in Community base rental income in the Income from Property Operations table.
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
Other Income and Expenses
     The following table summarizes other income and expenses for the quarters ended March 31, 2011 and 2010 (amounts in thousands).

	2011	2010	Variance	% Change
Depreciation on real estate and other costs	$(17,227)	$(16,923)	$(304)	(1.8%)
Interest income	1,039	1,192	(153)	(12.8%)
Income from other investments, net	699	1,177	(478)	(40.6%)
General and administrative	(5,647)	(5,676)	29	0.5%
Rent control initiatives	(112)	(714)	602	84.3%
Depreciation on corporate assets	(249)	(210)	(39)	(18.6%)
Interest and related amortization	(21,389)	(23,767)	2,378	10.0%

Total other expenses, net	$(42,886)	$(44,921)	$2,035	4.5%

     Interest income is lower primarily due to lower notes receivable amounts outstanding. Income from other investments, net, decreased primarily due to reduced insurance proceeds of $0.4 million. Rent control initiatives are lower due to decreased activity in the San Rafael legal appeal (see Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Interest expense is lower primarily due to lower mortgage notes payable amounts outstanding.
Equity in Income of Unconsolidated Joint Ventures
     During the quarter ended March 31, 2011, equity in income of unconsolidated joint ventures decreased primarily due to distributions included in income that exceeded the Company’s basis in its joint ventures during the quarter ended March 31, 2010.
Liquidity and Capital Resources
Liquidity
     As of March 31, 2011, the Company had approximately $43.1 million in cash and cash equivalents, $49.3 million in U.S. Treasury Bills, and $100.0 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of its current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. From 2008 to 2010, the Company received financing proceeds from Fannie Mae secured by mortgages on individual manufactured home Properties. The terms of the Fannie Mae financings were relatively attractive as compared to those available from other potential lenders. If financing proceeds are no longer available from Fannie Mae for any reason or if Fannie Mae terms are no longer attractive, it may adversely affect cash flow and the Company’s ability to service debt and make distributions to stockholders. In addition, Fannie Mae will not provide financing on resort Properties and there is generally more limited availability for resort Property financing from private lenders. The Company has approximately $52 million of scheduled debt maturities in 2011 (excluding scheduled principal payments on debt maturing in 2013 and beyond) and no debt maturing in 2012. The Company expects to satisfy its 2011 maturities with its existing cash balance and the proceeds from the 2011 maturities of its short-term investments.
     The table below summarizes cash flow activity for the quarters ended March 31, 2011 and 2010 (amounts in thousands).

	For the Quarters Ended
	March 31,
	2011	2010
Net cash provided by operating activities	$57,918	$51,816
Net cash used in investing activities	(7,076)	(6,521)
Net cash used in financing activities	(20,364)	(18,116)

Net increase in cash and cash equivalents	$30,478	$27,179

Operating Activities
     Net cash provided by operating activities increased $6.1 million for the quarter ended March 31, 2011, as compared to the net cash provided by operating activities for the quarter ended March 31, 2010. The increase in cash provided by operating activities is primarily due to a $3.9 million increase in consolidated income from continuing operations and a decrease in escrow deposits and other assets.
Investing Activities
     Net cash used in investing activities reflects the impact of the following investing activities:
Notes Receivable Activity
     The notes receivable activity during the quarter ended March 31, 2011 of $0.9 million in cash inflow reflects net repayments of $0.1 million from the Company’s Chattel Loans and net repayments of $0.8 million from the Company’s Contract Receivables.
     The notes receivable activity during the quarter ended March 31, 2010 of $0.5 million in cash inflow primarily reflects net repayments of $0.5 million from the Company’s Contract Receivables.
Capital Improvements
     The table below summarizes capital improvements activity for the quarters ended March 31, 2011 and 2010 (amounts in thousands).

	For the Quarters Ended
	March 31,
	2011	2010
Recurring Cap Ex (1)	$2,831	$3,378
New construction — expansion	12	81
New construction — upgrades (2)	240	1,825
Home site development (3)	7,581	2,065

Total Property	10,664	7,349

Corporate	275	439

Total Capital improvements	$10,939	$7,788

(1)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(2)	New construction — upgrades primarily represents costs to improve and upgrade Property infrastructure or amenities.

(3)	Home site development includes acquisitions of or improvements to rental units.
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
Secured Debt
     As of March 31, 2011, the Company’s secured long-term debt balance was approximately $1.4 billion, with a weighted average interest rate of approximately 6.1% per annum. The debt bears interest at rates between 5.0% and 8.5% per annum and matures on various dates primarily ranging from 2011 to 2020. Excluding scheduled principal amortization, as of March 31, 2011, the Company has approximately $52 million of long-term debt maturing in 2011 and no long-term debt maturing in 2012. The weighted average term to maturity for the long-term debt is approximately 5.2 years.
     The Company expects to satisfy its secured debt maturities of approximately $52 million occurring prior to December 31, 2011 with its existing cash balance and maturing short-term investments.

Unsecured Debt
     The Company’s unsecured Line of Credit (“LOC”) has a maximum borrowing capacity of $100 million bears interest at a per annum rate of LIBOR plus a maximum of 1.20% per annum, has a 0.15% facility fee, and matures on June 29, 2011. The Company is currently negotiating a new line of credit with an expected availability of $300 million.
     As of March 31, 2011 and 2010, there were no amounts outstanding on the line of credit.
Other Loans
     During the quarter ended March 31, 2010, the Company borrowed approximately $1.0 million which was secured by individual manufactured homes. This financing provided by the dealer required monthly payments, bore interest at 8.5% and matured on the earlier of: 1) the date the home is sold, or 2) November 20, 2016. All amounts outstanding were paid off prior to December 31, 2010.
Contractual Obligations
     As of March 31, 2011, the Company was subject to certain contractual payment obligations as described in the table below (amounts in thousands).

	Total	2011	2012	2013	2014	2015	2016	Thereafter
Long Term Borrowings (1)	$1,407,946	$68,298	$22,644	$122,594	$200,321	$531,171	$82,231	$380,687
Interest Expense (2)	418,662	62,014	78,892	75,620	65,323	56,623	26,658	53,532

Total Contractual Obligations	$1,826,608	$130,312	$101,536	$198,214	$265,644	$587,794	$108,889	$434,219

Weighted average interest rates	5.89%	5.84%	5.85%	5.87%	5.85%	5.58%	5.70%	6.11%

(1)	Balance excludes net premiums and discounts of $0.8 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on the Company’s secured debt based on obligations outstanding as of March 31, 2011. For the Company’s one variable interest obligation, it uses the 7.25% interest floor for this obligation, as it does not believe the LIBOR rate will increase above the floor prior to the loan payment.
     The Company does not include Preferred Stock dividends, insurance, property taxes and cancelable contracts in the contractual obligations table above.
     The Company also leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. Minimum future rental payments under the ground leases are approximately $1.9 million per year for each of the next five years and approximately $14.4 million thereafter.
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
Equity Transactions
2011 Activity
     On April 8, 2011, the Company paid a $0.375 per share distribution for the quarter ended March 31, 2011 to common stockholders of record on March 25, 2011.
     On March 31, 2011, the Company paid a $0.156217 per share pro-rata distribution on the Company’s 8.034% Series A Cumulative Redeemable Perpetual Preferred Stock to preferred stockholders of record on March 21, 2011.

     On March 31, 2011, the Company paid pro-rata distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units which were exchanged on March 4, 2011 for the Preferred Stock.
     During the quarter ended March 31, 2011, the Company received approximately $0.2 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).
2010 Activity
     On February 23, 2010, the Company acquired the 6% non-controlling interests in The Meadows, a 379-site property, in Palm Beach Gardens, Florida. The gross purchase price was approximately $1.5 million.
     On April 9, 2010, the Company paid a $0.30 per share distribution for the quarter ended March 31, 2010 to stockholders of record on March 26, 2010.
     On March 31, 2010, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.
     During the quarter ended March 31, 2010, the Company received approximately $0.3 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s ESPP.
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
     The Company defines FFO as net income, computed in accordance with GAAP, excluding gains or actual or estimated losses from sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. The Company receives up-front non-refundable payments from the entry of right-to-use contracts. In accordance with GAAP, the upfront non-refundable payments and related commissions are deferred and amortized over the estimated customer life. Although the NAREIT definition of FFO does not address the treatment of nonrefundable right-to-use payments, the Company believes that it is appropriate to adjust for the impact of the deferral activity in its calculation of FFO. The Company believes that FFO is helpful to investors as one of several measures of the performance of an equity REIT. The Company further believes that by excluding the effect of depreciation, amortization and gains or actual or estimated losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. The Company believes that the adjustment to FFO for the net revenue deferral of upfront non-refundable payments and expense deferral of right-to-use contract commissions also facilitates the comparison to other equity REITs. Investors should review FFO, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT’s operating performance. The Company computes FFO in accordance with its interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company does. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of the Company’s financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of the Company’s liquidity, nor is it indicative of funds available to fund its cash needs, including its ability to make cash distributions.
     The following table presents a calculation of FFO for the quarters ended March 31, 2011 and 2010 (amounts in thousands):

	Quarters Ended
	March 31,
	2011	2010
Computation of funds from operations:
Net income available for common shares	$18,960	$15,064
Income allocated to common OP units	2,621	2,432
Right-to-use contract upfront payments, deferred, net	2,496	3,948
Right-to-use contract commissions, deferred, net	(1,000)	(1,412)
Depreciation on real estate assets and other	17,227	16,923
Depreciation on unconsolidated joint ventures	307	305
Loss on real estate	—	177

Funds from operations available for common shares	$40,611	$37,437

Weighted average common shares outstanding — fully diluted	35,609	35,500

Item 3. Quantitative and Qualitative Disclosure of Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk the Company faces is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of the Company’s long-term debt obligations is affected by changes in market interest rates. At March 31, 2011, approximately 100% or approximately $1.4 billion of the Company’s outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $70.9 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $74.7 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting and financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of March 31, 2011.
     Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting
     There were no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011.

Part II — Other Information
Item 1. Legal Proceedings
     See Note 12 of the Consolidated Financial Statements contained herein.
Item 1A. Risk Factors
     With the exception of the following, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
The Company’s current property and casualty insurance policies, which it plans to renew, expire on April 1, 2012. The Company has a $100 million loss limit with respect to its all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including among others a $25 million loss limit for an earthquake in California. Policy deductibles primarily range from a $100,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates ELS’ maximum exposure, subject to policy sub-limits, in the event of a loss.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information
None.
Item 6. Exhibits
3.2(b)	Articles Supplementary designating Equity Lifestyle Properties, Inc.’s 8.034% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share.

4.1(b)	Form of stock certificate evidencing the 8.034% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share.

10.47(a)	Exchange Agreement dated March 1, 2011 by and among the Company, the Operating Partnership and the Selling Stockholders.

10.48(c)	8.034% Series G Cumulative Redeemable Perpetual Preference Units Term Sheet and Joinder to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated March 4, 2011.

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

101(d)	The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to Consolidated Financial Statements, furnished herewith.

(a)	Included as an exhibit to the Company’s Report on Form 8-K dated March 1, 2011.

(b)	Included as an exhibit to the Company’s Registration Statement on Form 8-A filed on March 4, 2011.

(c)	Included as an exhibit to the Company’s Report on Form 8-K dated March 4, 2011.

(d)	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.
Date: May 5, 2011	By:	/s/ Thomas Heneghan
Thomas Heneghan
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2011	By:	/s/ Michael Berman
Michael Berman
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)