Form 10-Q
period 2011-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2011-08-04
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
38,931,446 shares of Common Stock as of August 2, 2011.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(amounts in thousands, except share and per share data)

	June 30,
	2011	December 31,
	(unaudited)	2010
Assets
Investment in real estate:
Land	$544,470	$544,462
Land improvements	1,766,231	1,762,122
Buildings and other depreciable property	298,438	278,403

	2,609,139	2,584,987
Accumulated depreciation	(737,354)	(700,665)

Net investment in real estate	1,871,785	1,884,322
Cash and cash equivalents	85,344	12,659
Short-term investments	—	52,266
Acquisition escrow deposit	300,000	—
Notes receivable, net	28,116	25,726
Investment in joint ventures	8,322	8,446
Rent and other customer receivables, net	482	419
Deferred financing costs, net	13,123	10,688
Inventory	2,762	3,177
Deferred commission expense	17,245	14,898
Escrow deposits and other assets	41,374	35,794

Total Assets	$2,368,553	$2,048,395

Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,357,458	$1,412,919
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	61,824	52,782
Deferred revenue — upfront payments from right-to-use contracts	50,259	44,349
Deferred revenue — right-to-use annual payments	16,834	12,642
Accrued interest payable	6,847	7,174
Rents and other customer payments received in advance and security deposits	52,153	47,738
Distributions payable	15,591	10,633

Total Liabilities	1,560,966	1,588,237

Commitments and contingencies
Non-controlling interests — Perpetual Preferred OP Units	—	200,000
8.034% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, 10,000,000 shares authorized, 8,000,000 issued and outstanding as of June 30, 2011 and none issued and outstanding as of December 31, 2010, at liquidation value	200,000	—

Equity:
Stockholders’ Equity:
Common stock, $0.01 par value 100,000,000 shares authorized; 37,267,833 and 30,972,353 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	372	310
Paid-in capital	780,617	463,722
Distributions in excess of accumulated earnings	(236,888)	(237,002)
Accumulated other comprehensive loss	(336)	—

Total Stockholders’ Equity	543,765	227,030
Non-controlling interests — Common OP Units	63,822	33,128

Total Equity	607,587	260,158

Total Liabilities and Equity	$2,368,553	$2,048,395

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2011 and 2010
(amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues:
Community base rental income	$66,408	$64,601	$132,591	$129,023
Resort base rental income	29,251	28,504	65,719	65,449
Right-to-use annual payments	12,563	12,889	24,575	25,074
Right-to-use contracts current period, gross	4,857	5,681	8,710	10,618
Right-to-use contracts, deferred, net of prior period amortization	(3,414)	(4,551)	(5,910)	(8,499)
Utility and other income	12,484	11,918	25,546	24,807
Gross revenues from home sales	1,288	1,947	2,645	2,994
Brokered resale revenues, net	214	242	467	481
Ancillary services revenues, net	102	133	1,127	1,196
Interest income	1,012	997	2,051	2,189
Income from other investments, net	1,149	1,484	1,848	2,661

Total revenues	125,914	123,845	259,369	255,993

Expenses:
Property operating and maintenance	47,655	46,998	91,966	90,452
Real estate taxes	8,161	8,326	16,218	16,640
Sales and marketing, gross	3,083	3,585	5,339	6,848
Sales and marketing, deferred commissions, net	(1,347)	(1,657)	(2,347)	(3,069)
Property management	8,193	7,793	16,656	16,533
Depreciation on real estate and other costs	17,285	16,940	34,512	33,863
Cost of home sales	1,049	1,728	2,468	2,887
Home selling expenses	406	455	883	932
General and administrative	6,011	5,548	11,658	11,224
Acquisition costs	2,117	—	2,117	—
Rent control initiatives	476	299	588	1,013
Depreciation on corporate assets	254	379	503	589
Interest and related amortization	21,458	22,989	42,847	46,756

Total expenses	114,801	113,383	223,408	224,668

Income before equity in income of unconsolidated joint ventures	11,113	10,462	35,961	31,325

Equity in income of unconsolidated joint ventures	541	559	1,325	1,400

Consolidated income from continuing operations	11,654	11,021	37,286	32,725

Discontinued Operations:
Loss from discontinued operations	—	(54)	—	(231)

Consolidated net income	11,654	10,967	37,286	32,494

Income allocated to non-controlling interests — Common OP Units	(789)	(928)	(3,410)	(3,360)
Income allocated to non-controlling interests — Perpetual Preferred OP Units	—	(4,039)	(2,801)	(8,070)
Redeemable Perpetual Preferred Stock Dividends	(4,038)	—	(5,288)	—

Net income available for Common Shares	$6,827	$6,000	$25,787	$21,064

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Operations (Continued)
For the Three Months and Six Months Ended June 30, 2011 and 2010
(amounts in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Earnings per Common Share — Basic:
Income from continuing operations	$0.21	$0.20	$0.81	$0.70
Loss from discontinued operations	—	—	—	(0.01)

Net income available for Common Shares	$0.21	$0.20	$0.81	$0.69

Earnings per Common Share — Fully Diluted:
Income from continuing operations	$0.20	$0.20	$0.80	$0.70
Loss from discontinued operations	—	—	—	(0.01)

Net income available for Common Shares	$0.20	$0.20	$0.80	$0.69

Distributions declared per Common Share outstanding	$0.375	$0.30	$0.75	$0.60

Weighted average Common Shares outstanding — basic	32,629	30,412	31,817	30,358

Weighted average Common Shares outstanding — fully diluted	37,262	35,506	36,441	35,471

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2011
(amounts in thousands)
(unaudited)

			Distributions in	Non-controlling	Accumulated
			Excess of	interests –	Other
	Common	Paid-in	Accumulated	Common	Comprehensive	Total
	Stock	Capital	Earnings	OP Units	Loss	Equity
Balance, December 31, 2010	$310	$463,722	$(237,002)	$33,128	$—	$260,158
Conversion of OP Units to common stock	2	981	—	(983)	—	—
Issuance of common stock through exercise of options	—	235	—	—	—	235
Issuance of common stock through employee stock purchase plan	—	437	—	—	—	437
Compensation expenses related to stock options and restricted stock	—	2,969	—	—	—	2,969
Repurchase of common stock or Common OP Units	—	(216)	—	—	—	(216)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(31,500)	—	31,500	—	—
Common stock offering	60	343,989	—	—	—	344,049
Adjustment for fair market value of swap	—	—	—	—	(336)	(336)
Net income	—	—	25,787	3,410	—	29,197
Distributions	—	—	(25,673)	(3,233)	—	(28,906)

Balance, June 30, 2011	$372	$780,617	$(236,888)	$63,822	$(336)	$607,587

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(amounts in thousands)
(unaudited)

	June 30,	June 30,
	2011	2010
Cash Flows From Operating Activities:
Consolidated net income	$37,286	$32,494
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued real estate and other	—	231
Depreciation expense	37,387	36,395
Amortization expense	2,263	1,744
Debt premium amortization	(10)	(3)
Equity in income of unconsolidated joint ventures	(1,938)	(2,009)
Distributions from unconsolidated joint ventures	1,332	829
Amortization of stock-related compensation	2,969	2,465
Revenue recognized from right-to-use contract upfront payments	(2,800)	(2,119)
Commission expense recognized related to right-to-use contracts	909	638
Accrued long term incentive plan compensation	544	181
Increase in provision for uncollectible rents receivable	608	96
Fair market value adjustment of swap	(336)	—
Changes in assets and liabilities:
Notes receivable activity, net	189	87
Rent and other customer receivables, net	(670)	—
Inventory	1,742	2,042
Deferred commission expense	(3,256)	(3,708)
Escrow deposits and other assets	(6,550)	2,519
Accrued payroll and other operating expenses	8,284	9,838
Deferred revenue — upfront payments from right-to-use contracts	8,710	10,618
Deferred revenue — right-to-use annual payments	4,192	5,065
Rents received in advance and security deposits	4,414	2,076

Net cash provided by operating activities	95,269	99,479

Cash Flows From Investing Activities:
Net tax-deferred exchange withdrawal	—	786
Proceeds from redemption of matured short-term investments	52,266	—
Net (borrowings) repayment of notes receivable	(2,832)	758
Acquisition escrow deposit	(300,000)	—
Capital improvements	(24,478)	(20,404)

Net cash used in investing activities	(275,044)	(18,860)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	673	1,451
Net proceeds from issuance of Common Stock	344,049	—
Distributions to Common Stockholders, Common OP Unitholders, Perpetual Preferred OP Unitholders and Redeemable Perpetual Preferred Stockholders	(32,038)	(29,282)
Stock repurchase and Unit redemption	(216)	(399)
Acquisition of non-controlling interests	—	(1,453)
Principal payments and mortgage debt payoff	(56,281)	(119,610)
New financing proceeds	—	76,615
Debt issuance costs	(3,727)	(1,264)

Net cash provided by (used in) financing activities	252,460	(73,942)

Net increase in cash and cash equivalents	72,685	6,677
Cash and cash equivalents, beginning of period	12,659	145,128

Cash and cash equivalents, end of period	$85,344	$151,805

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Six Months Ended June 30, 2011 and 2010
(amounts in thousands)
(unaudited)

	June 30,	June 30,
	2011	2010
Supplemental Information:
Cash paid during the period for interest	$41,228	$44,957
Non-cash activities:
Manufactured homes acquired with dealer financing	$830	$2,268
Dealer financing	$(830)	$(2,268)
Capital improvements	$252	$365
Net repayments of notes receivable	$(252)	$(365)
Series A Cumulative Redeemable Perpetual Preferred Stock	$200,000	$—
Perpetual Preferred OP Units conversion	$(200,000)	$—

Acquisitions:
Escrow deposits and other assets	$—	$(10)
Notes receivable	$—	$(2,355)
Investment in real estate	$—	$2,365

Dispositions:
Other assets and liabilities, net	$—	$(97)
Investment in real estate	$—	$(3,531)
Mortgage notes payable assumed by purchaser	$—	$(3,628)
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
     The Company has applied the Codification Sub-Topic “Variable Interest Entities” (“FASB ASC 810-10-15”). The objective of FASB ASC 810-10-15 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. Prior to January 1, 2010, a company that held a variable interest in an entity was required to consolidate such entity if the company absorbed a majority of the entity’s expected losses or received a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company also applied the Codification Sub-Topic “Control of Partnerships and Similar Entities” (“FASB ASC 810-20”), which determines whether a general partner or the general partners as a group controls a limited partnership or similar entity and therefore should consolidate the entity. Beginning January 1, 2010, FASB ASC 810-10-15 adopted amendments to the variable interest consolidation model described above. The requirement to consolidate a VIE as revised in this amendment is based on the qualitative analysis considerations for primary beneficiary determination which requires a company consolidate an entity determined to be a VIE if it has both of the following characteristics: (1) the power to direct the principal activities of the entity and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company applies FASB ASC 810-10-15 and FASB ASC 810-20 to all types of entity ownership (general and limited partnerships and corporate interests).
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
(c) Markets
     The Company manages all of its operations on a property-by-property basis. Since each of the Company’s properties (“Properties”) has similar economic and operational characteristics, the Company has one reportable segment, which is the operation of land lease Properties. The distribution of the Properties throughout the United States reflects the Company’s belief that geographic diversification helps insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of Properties outside such markets.
(d) Real Estate
     In accordance with FASB ASC 805, the Company recognizes all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value. The Company also expenses transaction costs as they are incurred. Certain purchase price adjustments may be made within one year following any acquisition and applied retroactively to the date of acquisition.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (continued)
     For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time the Company has made the decision to dispose of the Property, has a commitment to sell the Property and/or is actively marketing the Property for sale. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded. The Company accounts for its Properties held for disposition in accordance with the Codification Sub-Topic “Impairment or Disposal of Long Lived Assets” (“FASB ASC 360-10-35”). Accordingly, the results of operations for all assets sold or held for sale have been classified as discontinued operations in all periods presented.
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
     As of June 30, 2011 and December 31, 2010, the carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits and other assets” on the Company’s consolidated balance sheets, were approximately $15.9 million, comprised of approximately $8.1 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $2.5 million and $1.6 million as of June 30, 2011 and December 31, 2010, respectively.
     Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2011	$1,892
2012	$1,792
2013	$432
2014	$349
2015	$349
(f) Cash and Cash Equivalents
     The Company considers all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of June 30, 2011 and December 31, 2010 include approximately $3.8 million and $3.0 million, respectively, of restricted cash.
(g) Short-term Investments
     The Company’s short-term investments consist of U.S. Treasury Bills with maturity dates in excess of three months which are treated as held-to-maturity and are carried at the amortized cost. All U.S. Treasury Bills held as of December 31, 2010 matured and were redeemed during the six months ended June 30, 2011.

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
     On August 14, 2008, the Company purchased Contracts Receivable that were recorded at fair value at the time of acquisition of approximately $19.6 million under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”). The fair value of these Contracts Receivable includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these Contracts Receivable as of the transaction date. Through June 30, 2011, the credit performance of these Contracts Receivable has generally been consistent with the assumptions used in determining its initial fair value, and the Company’s original expectations regarding the amounts and timing of future cash flows has not changed. The carrying amount of these Contracts Receivable as of June 30, 2011 and December 31, 2010 was $2.2 million and $4.1 million, respectively. A probable decrease in management’s expectation of future cash collections related to these Contracts Receivable could result in the need to record an allowance for credit losses in the future. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying pool of Contracts Receivable.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (continued)
     The Company has received proceeds from insurance carriers of approximately $11.7 million through June 30, 2011. The proceeds were accounted for in accordance with the Codification Topic “Contingencies” (“FASB ASC 450”). During each of the six months ended June 30, 2011 and 2010, approximately $0.4 million had been recognized as a gain on insurance recovery, which is net of approximately $0.1 million and $0.2 million, respectively, of contingent legal fees and included in income from other investments, net.
     On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. (See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion of this lawsuit.)
(k) Derivative Instruments and Hedging Activities
     Codification Topic “Derivatives and Hedging” (“FASB ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
     As required by FASB ASC 815, the Company records all derivatives on the balance sheet at fair value. The Company’s objective in utilizing interest rate derivatives is to add stability to its interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
     The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded on the Consolidated Balance Sheets in accumulated other comprehensive loss and is subsequently reclassified into earnings on the Consolidated Statements of Operations in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. (See Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)
(l) Fair Value of Financial Instruments
     The Company’s financial instruments include short-term investments, notes receivable, accounts receivable, accounts payable, other accrued expenses, interest rate swaps and mortgage notes payable.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (continued)
     At December 31, 2010, the Company’s investments in U.S. Treasury Bills included in short-term investments of approximately $52.3 million, were classified as held-to-maturity and were measured using unadjusted quoted market prices (Level 1). At June 30, 2011, the Company’s cash flow hedges of interest rate risk included in accrued payroll and other operating expenses, were measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). The fair values of the Company’s remaining financial instruments approximate their carrying or contract values. The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period Consolidated Statements of Operations.
(m) Deferred Financing Costs, net
     Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis, which approximates straight line. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with, Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was approximately $13.0 million and $12.6 million at June 30, 2011 and December 31, 2010, respectively.
(n) Revenue Recognition
     The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. The Company will reserve for receivables when it believes the ultimate collection is less than probable. The Company’s provision for uncollectible rents receivable was approximately $3.6 million and $3.0 million as of June 30, 2011 and December 31, 2010, respectively.
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
(o) Cumulative Redeemable Perpetual Preferred Stock
     On March 4, 2011, the Company, on behalf of selling stockholders, closed on a public offering of 8,000,000 shares of 8.034% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, liquidation preference of $25.00 per share, at a price of $24.75 per share. The selling stockholders received the Series A Preferred Stock in exchange for $200 million of previously issued series D and series F Perpetual Preferred OP Units. The Company did not receive any proceeds from the offering.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (continued)
     The Company accounts for the Preferred Stock in accordance with the Codification Topic “Consolidation” (“FASB ASC 810”). The Company has the option at anytime to redeem the Series A Preferred Stock at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. Holders of the Series A Preferred Stock have preference rights with respect to liquidation and distributions over the common stock. Based on the Company’s analysis, the Series A Preferred Stock has been classified as redeemable interests outside of permanent equity in the mezzanine section.
(p) Recent Accounting Pronouncements
     In December 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-29, “Business Combinations” (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. The adoption of this update increased the required disclosures for the Company’s Notes to Consolidated Financial Statements by requiring the Company to disclose pro forma information. (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)
     In December 2010, the FASB issued ASU No. 2010-28, “Intangibles-Goodwill and Other” (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU No. 2010-28 is effective for the Company beginning with this interim period. The adoption of this update did not have an impact on the Company’s consolidated financial statements.
     In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is intended to eliminate differences between U.S. GAAP and IFRS for fair value measurement and reporting. ASU No. 2011-04 is effective for the Company beginning the first quarter of 2012. The Company has not yet determined the impact, if any, that the adoption of ASU 2011-04 will have on its consolidated financial statements and disclosures.
     In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 amends current guidance found in FASB ASC 220, “Comprehensive Income.” ASU No. 2011-05 requires entities to present comprehensive income in either: (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. ASU No. 2011-05 is effective for the Company beginning with the first quarter of 2012. The Company does not believe the adoption of ASU No. 2011-05 will have a material impact on its consolidated financial statements and disclosures.
(q) Reclassifications
     Certain 2010 amounts have been reclassified to conform to the 2011 presentation. This reclassification had no material effect on the consolidated balance sheets or statements of operations of the Company.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 2 — Earnings Per Common Share
     Earnings per common share are based on the weighted average number of common shares outstanding during each year. Codification Topic “Earnings Per Share” (“FASB ASC 260”) defines the calculation of basic and fully diluted earnings per share. Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year and basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. The conversion of OP Units has been excluded from the basic earnings per share calculation. The conversion of an OP Unit to a share of common stock has no material effect on earnings per common share on a fully diluted basis.
     The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerators:
Income from Continuing Operations:
Income from continuing operations — basic	$6,827	$6,047	$25,787	$21,263
Amounts allocated to dilutive securities	789	935	3,410	3,392

Income from continuing operations — fully diluted	$7,616	$6,982	$29,197	$24,655

Income from Discontinued Operations:
Loss from discontinued operations — basic	$—	$(47)	$—	$(199)
Amounts allocated to dilutive securities	—	(7)	—	(32)

Loss from discontinued operations — fully diluted	$—	$(54)	$—	$(231)

Net Income Available for Common Shares — Fully Diluted:
Net income available for Common Shares — basic	$6,827	$6,000	$25,787	$21,064
Amounts allocated to dilutive securities	789	928	3,410	3,360

Net income available for Common Shares — fully diluted	$7,616	$6,928	$29,197	$24,424

Denominator:
Weighted average Common Shares outstanding — basic	32,629	30,412	31,817	30,358
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	4,312	4,829	4,324	4,871
Employee stock options and restricted shares	321	265	300	242

Weighted average Common Shares outstanding — fully diluted	37,262	35,506	36,441	35,471

Earnings per Common Share — Basic:
Income from continuing operations	$0.21	$0.20	$0.81	$0.70
Loss from discontinued operations	—	—	—	(0.01)

Net income available for Common Shares	$0.21	$0.20	$0.81	$0.69

Earnings per Common Share — Fully Diluted:
Income from continuing operations	$0.20	$0.20	$0.80	$0.70
Loss from discontinued operations	—	—	—	(0.01)

Net income available for Common Shares	$0.20	$0.20	$0.80	$0.69

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 3 — Common Stock and Other Equity Related Transactions
     On June 7, 2011, the Company issued approximately 6.0 million shares of common stock in an equity offering for approximately $344.0 million in proceeds, net of offering costs. The proceeds are expected to be used to partially fund the Acquisition (as defined herein) discussed in detail in Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.
     On March 4, 2011, the Company, on behalf of selling stockholders, closed on a public offering of 8,000,000 shares of Series A Preferred Stock, par value $0.01 per share, liquidation preference of $25.00 per share, at a price of $24.75 per share. The selling stockholders received the Series A Preferred Stock in exchange for $200 million of previously issued series D and series F Perpetual Preferred OP Units. Holders of the Series A Preferred Stock have preference rights with respect to liquidation and distributions over the common stock. The Company has the option at any time to redeem the Series A Preferred Stock at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. The Company did not receive any proceeds from the offering.
     On July 8, 2011, the Company paid a $0.375 per share distribution for the quarter ended June 30, 2011 to common stockholders of record on June 24, 2011. On April 8, 2011, the Company paid a $0.375 per share distribution for the quarter ended March 31, 2011 to common stockholders of record on March 25, 2011.
     On June 30, 2011, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock, to Series A preferred stockholders of record on June 10, 2011. On March 31, 2011, the Company paid a $0.156217 per share distribution on the Company’s Series A Preferred Stock, to Series A preferred stockholders of record on March 21, 2011. On March 31, 2011, the Company paid pro-rata distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units which were exchanged on March 4, 2011 for the Series A Preferred Stock.
Note 4 — Investment in Real Estate
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
     The Company actively seeks to acquire additional Properties and currently is engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages, which may include contracts outstanding, to acquire certain Properties, which are subject to satisfactory completion of the Company’s due diligence review. (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our recent acquisitions.)
     As of June 30, 2011, the Company had no Properties designated as held for disposition pursuant to FASB ASC 360-10-35.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 5 — Investment in Joint Ventures
     The Company recorded approximately $1.3 million and $1.4 million of equity in income from unconsolidated joint ventures, net of approximately $0.6 million of depreciation expense for each of the six months ended June 30, 2011 and 2010. The Company received approximately $1.3 million and $0.8 million in distributions from such joint ventures and which were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, respectively. Approximately $0.1 million and $0.2 million of the distributions received in the six months ended June 30, 2011 and 2010, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in equity in income from unconsolidated joint ventures.
     The following table summarizes the Company’s investments in unconsolidated joint ventures (with the number of Properties shown parenthetically as of June 30, 2011 and December 31, 2010, respectively with dollar amounts in thousands):

							JV Income for the
					Investment as of		Six Months Ended
		Number of	Economic		June 30,	December 31,	June 30,	June 30,
Investment	Location	Sites	Interest(1)		2011	2010	2011	2010
Meadows Investments	Various (2,2)	1,027	50%		$235	$276	$486	$521
Lakeshore Investments	Florida (2,2)	342	65%		125	115	127	129
Voyager	Arizona (1,1)	1,706	50	%(2)	7,962	8,055	712	750

		3,075			$8,322	$8,446	$1,325	$1,400

(1)	The percentages shown approximate the Company’s economic interest as of June 30, 2011. The Company’s legal ownership interest may differ.

(2)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and a 25% interest in the utility plant servicing the Property.
Note 6 — Notes Receivable
     As of June 30, 2011 and December 31, 2010, the Company had approximately $28.1 million and $25.7 million in notes receivable, respectively. As of June 30, 2011 and December 31, 2010, the Company had approximately $8.2 million and $8.9 million, respectively, in Chattel Loans receivable, which yield interest at a per annum average rate of approximately 8.8%, have an average term remaining of approximately 12 years, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. These notes are recorded net of allowances of approximately $0.4 million as of both June 30, 2011 and December 31, 2010. During the six months ended June 30, 2011 and year ended December 31, 2010, approximately $0.3 million and $0.8 million, respectively, was repaid and an additional $0.1 million and $0.4 million, respectively, was loaned to customers.
     As of June 30, 2011 and December 31, 2010, the Company had approximately $16.0 million and $16.7 million, respectively, of Contracts Receivable, including allowances of approximately $0.9 million and $1.4 million, respectively. These Contracts Receivable represent loans to customers who have entered right-to-use contracts. The Contracts Receivable yield interest at a stated per annum average rate of 16.2%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the six months ended June 30, 2011 and year ended December 31, 2010, approximately $3.9 million and $8.6 million, respectively, was repaid and an additional $3.1 million and $7.9 million, respectively, was loaned to customers.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 7 — Long-Term Borrowings
     As of June 30, 2011 and December 31, 2010, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $1,357 million and $1,413 million, respectively. The weighted average interest rate on this mortgage indebtedness for the six months ended June 30, 2011 was approximately 6.1% per annum. The debt bears interest at rates of 5.0% to 8.5% per annum and matures on various dates ranging from 2011 to 2020. The debt encumbered a total of 121 and 129 of the Company’s Properties as of June 30, 2011 and December 31, 2010, respectively, and the carrying value of such Properties was approximately $1,520 million and $1,508 million, respectively, as of such dates.
     During the six months ended June 30, 2011, the Company paid off eight maturing mortgages totaling approximately $45.5 million, with a weighted average interest rate of 7.00% per annum.
     As of December 31, 2010, the Company’s unsecured Line of Credit (“LOC”) had an availability of $100 million of which no amounts were outstanding and which was scheduled to mature on June 29, 2011.
     On May 19, 2011, the Company amended its LOC to increase its borrowing capacity under the LOC from $100 million to a maximum borrowing capacity of $380 million and to extend the maturity date to September 18, 2015. The LOC accrues interest at an annual rate equal to the applicable LIBOR rate plus 1.65% to 2.50% and contains a 0.30% to 0.40% facility fee as well as certain other customary negative and affirmative covenants. The Company has an eight-month extension option under the LOC, subject to payment by it of certain administrative fees and the satisfaction of certain other enumerated conditions. The spread over LIBOR and the facility fee pricing are variable based on leverage throughout the term of the LOC. The Company incurred commitment and arrangement fees of approximately $3.6 million to enter into the amended LOC.
     As of June 30, 2011, the Company’s LOC had an availability of $380 million of which no amounts were outstanding.
     As of June 30, 2011 the Company had outstanding debt secured by individual manufactured homes of approximately $0.8 million. The financing provided by the dealer requires quarterly payments, bears interest at 6.0% and matures on July 16, 2016.
Note 8 — Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
     In June 2011, the Company entered into a $200 million notional swap to hedge the variable cash flows associated with forecasted issuance of debt. (See Note 14 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for information about the Term Loan related to the $200 million notional swap.) No gain or loss was recognized in the Consolidated Statements of Operations related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedge during the quarter ended June 30, 2011.
     Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheets related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.6 million will be reclassified as an increase to interest expense.
Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
     The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (amounts in thousands).

	As of June 30, 2011		As of December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Interest Rate Swap	Accrued payroll and other operating expenses	$336	Accrued payroll and other operating expenses	$—

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 8 — Derivative Instruments and Hedging Activities (continued)
     As of June 30, 2011, the fair value of the derivative in a net liability position, which includes accrued interest, but excludes any adjustment for nonperformance risk related to this derivative agreement was $0.3 million. The Company determined no adjustment was necessary related to nonperformance risk on its derivative obligation. As of June 30, 2011, the Company has not posted any collateral related to this agreement. If the Company had breached any of its provisions at June 30, 2011, it could have been required to settle its obligations under the derivative agreement at the termination value of $0.3 million.
Note 9 — Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense
     Upfront payments received upon the entry of right-to-use contracts are recognized in accordance with FASB ASC 605. The Company will recognize the upfront non-refundable payments over the estimated customer life, which, based on historical attrition rates, the Company has estimated to be between one to 31 years. The commissions paid on the entry of right-to-use contracts will be deferred and amortized over the same period as the related revenue.
     Components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Six Months Ended
	June 30,
	2011	2010
Deferred revenue — entry of right-to-use contracts, as of January 1,	$44,349	$29,493

Deferral of new right-to-use contracts	8,710	10,618
Deferred revenue recognized	(2,800)	(2,119)

Net increase in deferred revenue	5,910	8,499

Deferred revenue — entry of right-to-use contracts, as of June 30,	$50,259	$37,992

Deferred commission expense, as of January 1,	$14,898	$9,373

Costs deferred	3,256	3,708
Commission expense recognized	(909)	(638)

Net increase in deferred commission expense	2,347	3,070

Deferred commission expense, June 30,	$17,245	$12,443

Note 10 — Stock Option Plan and Stock Grants
     The Company accounts for its stock-based compensation in accordance with the Codification Topic “Compensation — Stock Compensation” (“FASB ASC 718”).
     Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Operations, for the six months ended June 30, 2011 and 2010, was approximately $3.0 million and $2.5 million, respectively.
     Pursuant to the Stock Option Plan as discussed in Note 13 to the 2010 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options (“Options”). During the six months ended June 30, 2011 and 2010, Options for 12,000 and 20,250 shares, respectively, of common stock were exercised for proceeds of approximately $0.2 million and $0.9 million, respectively.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 10 — Stock Option Plan and Stock Grants (continued)
     On May 11, 2011, the Company awarded Restricted Stock Grants for 16,000 shares of common stock at a fair market value of approximately $0.9 million to the Board of Directors. One-third of the shares of restricted common stock covered by these awards vests on each of November 11, 2011, May 11, 2012, and May 11, 2013.
Note 11 — Long-Term Cash Incentive Plan
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
     The Committee has responsibility for administering the 2010 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or events. The 2010 LTIP includes 32 participants. The Company’s executive officers are not participants in the 2010 LTIP. The Eligible Payment will be paid in cash upon completion of the Company’s annual audit for the 2012 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2010 LTIP and, including employer costs, is currently estimated to be approximately $2.9 million. As of June 30, 2011 and December 31, 2010, the Company had accrued compensation expense of approximately $1.3 million and $0.7 million, respectively, for the 2010 LTIP including approximately $0.5 million and $0.7 million in the six months ended June 30, 2011 and year ended December 31, 2010.
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
Note 12 — Commitments and Contingencies
California Rent Control Litigation
     City of San Rafael
     The Company sued the City of San Rafael in federal court, challenging its rent control ordinance (the “Ordinance”) on constitutional grounds. The Company believes the litigation was settled by the City’s agreement to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court refused to enforce the settlement agreement, and submitted to a jury the claim that it had been breached. In October 2002, a jury found no breach of the settlement agreement.
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
     The tenant association continued to seek damages, penalties and fees in their separate action based on the same claims the City made on the tenants’ behalf in the City’s case. The Company moved for judgment on the pleadings in the tenant association’s case on the ground that the tenant association’s case is moot in light of the result in the City’s case. On November 6, 2008, the Court granted the Company’s motion for judgment on the pleadings without leave to amend. The tenant association appealed. In June 2010, the Court of Appeal remanded the case for further proceedings, ruling that (i) the mootness finding was not correct when entered but could be reasserted after the amounts held in escrow have been disbursed to the residents; (ii) there is no basis for the tenant association’s punitive damage claim or its claim under the California Mobile Home Residency Law; and (iii) the trial court should consider certain of the tenant association’s other claims. On remand, the Court has entered a schedule for the remainder of the case, including a hearing date of November 18, 2011 for the parties’ anticipated cross-motions for summary judgment, and a trial call date of January 6, 2012.
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
Colony Park
     On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that the Company had failed to properly maintain the Property and had improperly reduced the services provided to the tenants, among other allegations. The Company answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case proceeded in Superior Court because the Company’s motion to compel arbitration was denied and the denial was upheld on appeal. Trial of the case began on July 27, 2010. After just over three months of trial in which the plaintiffs asked the jury to award a total of approximately $6.8 million in damages, the jury rendered verdicts awarding a total of less than $44,000 to six out of the 72 plaintiffs, and awarding nothing to the other 66 plaintiffs. The plaintiff’s who were awarded nothing filed a motion for a new trial or alternatively for judgment notwithstanding the jury’s verdict, which the Court denied on February 14, 2011. The Company has filed a memorandum of costs that seeks a costs award of approximately $0.2 million, and has filed a motion that seeks an attorneys’ fees award of approximately $2.1 million. Despite the jury’s verdict awarding less than $44,000 to only 6 plaintiffs, the plaintiffs have filed a memorandum of costs that seeks a costs award of approximately $56,000, and has filed a motion that seeks an attorneys’ fees award of approximately $0.8 million. The Company intends to vigorously oppose any award of costs or attorneys’ fees to any of the plaintiffs. A hearing on the parties’ respective requests for awards of costs and attorneys’ fees has been set for September 9, 2011.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12 — Commitments and Contingencies (continued)
California Hawaiian
     On April 30, 2009, a group of tenants at the Company’s California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company moved to compel arbitration and stay the proceedings, to dismiss the case, and to strike portions of the complaint. By order dated October 8, 2009, the Court granted the Company’s motion to compel arbitration and stayed the court proceedings pending the outcome of the arbitration. The plaintiffs filed with the Court of Appeal a petition for a writ seeking to overturn the trial court’s arbitration and stay orders. On May 10, 2011, the Court of Appeal granted the petition and ordered the trial court to vacate its order compelling arbitration and to restore the matter to its litigation calendar for further proceedings. On May 24, 2011, the Company filed a petition for rehearing requesting the Court of Appeal to reconsider its May 10, 2011 decision. On June 8, 2011, the Court of Appeal denied the petition for rehearing. On June 16, 2011, the Company filed with the California Supreme Court a petition for review of the Court of Appeal’s decision. The petition for review remains pending. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the litigation.
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
     In January 2008, the Company entered a settlement with Hartford Fire Insurance Company pursuant to which Hartford paid the Company the remaining disputed limits of Hartford’s insurance policy, in the amount of approximately $0.5 million, and the Company dismissed and released Hartford from additional claims for interest and bad faith claims handling. Since filing the lawsuit, the Company has received additional payments from Essex Insurance Company, Lexington Insurance Company, and Westchester Surplus Lines Insurance Company, of approximately $3.9 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12 — Commitments and Contingencies (continued)
California and Washington Wage Claim Class Actions
     On October 16, 2008, the Company was served with a class action lawsuit in California state court filed by a single named plaintiff. The suit alleges that, at the time of the PA Transaction, the Company and other named defendants willfully failed to pay former California employees of Privileged Access and its affiliates (“PA”) who became employees of the Company all of the wages they earned during their employment with PA, including accrued vacation time. The suit also alleges that the Company improperly “stripped” those employees of their seniority. The suit asserts claims for alleged violation of the California Labor Code; alleged violation of the California Business & Professions Code and for alleged unfair business practices; alleged breach of contract; alleged breach of the duty of good faith and fair dealing; and for alleged unjust enrichment. The original complaint sought, among other relief, compensatory and statutory damages; restitution; pre-judgment and post-judgment interest; attorney’s fees, expenses and costs; penalties; and exemplary and punitive damages. The complaint did not specify a dollar amount sought. The Court granted in part without leave to amend and in part with leave to amend the Company’s motions seeking dismissal of the plaintiff’s original complaint and various amended complaints. Discovery is proceeding on the remaining claims in the third amended complaint. On February 15, 2011, the Court granted plaintiff’s motion for class certification. On June 22, 2011, the Court determined the content of the class notice. The Company will vigorously defend the lawsuit.
     On December 16, 2008, the Company was served with a class action lawsuit in Washington state court filed by a single named plaintiff, represented by the same counsel as the plaintiff in the California class action. The complaint asserts on behalf of a putative class of Washington employees of PA who became employees of the Company substantially similar allegations as are alleged in the California class action. The Company moved to dismiss the complaint. On April 3, 2009, the court dismissed: (1) the first cause of action, which alleged a claim under the Washington Labor Code for failure to pay accrued vacation time; (2) the second cause of action, which alleged a claim under the Washington Labor Code for unpaid wages on termination; (3) the third cause of action, which alleged a claim under the Washington Labor Code for payment of wages less than entitled; and (4) the fourth cause of action, which alleged a claim under the Washington Consumer Protection Act. The court did not dismiss the fifth cause of action for breach of contract, the sixth cause of action for breach of the duty of good faith and fair dealing; or the seventh cause of action for unjust enrichment. On May 22, 2009, the Company filed a motion for summary judgment on the causes of action not previously dismissed, which was denied. With leave of court, the plaintiff filed an amended complaint, the material allegations of which the Company denied in an answer filed on September 11, 2009. On July 30, 2010, the named plaintiff died as a result of an unrelated accident. Plaintiff’s counsel may attempt to substitute a new named plaintiff. The Company will vigorously defend the lawsuit.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 13 — Acquisitions
     On May 31, 2011, the Company’s operating partnership entered into purchase and other agreements (the “Purchase Agreements”) to acquire a portfolio of 75 manufactured home communities and one RV resort (the “Acquisition Properties”) containing 31,167 sites on approximately 6,500 acres located in 16 states (primarily located in Florida and the northeastern region of the United States) and certain manufactured homes and loans secured by manufactured homes located at the Acquisition Properties which the Company refers to as the “Home Related Assets” and collectively with the Acquisition Properties, as the “Acquisition Portfolio,” for a stated purchase price of $1.43 billion (the “Acquisition”). Closing costs associated with the Acquisition of approximately $2.1 million were incurred during the quarter ended June 30, 2011.
     On May 31, 2011, the Company deposited $25 million into an escrow as provided for in the Purchase Agreements for the Acquisition. On June 8, 2011, the Company deposited $275 million of the proceeds received from its equity offering in anticipation of the partial closing of the Acquisition on July 1, 2011.
     On July 1, 2011, the Company closed on 35 of the 76 Acquisition Properties. On August 1, 2011, the Company closed on 16 of the remaining Acquisition Properties. (See Note 14 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for details regarding these closings.) The Company expects to close on the remaining Acquisition Properties on or before October 1, 2011. The Company is in the process of allocating the purchase price and has engaged a third-party to assist with its allocation for the Acquisition.
     The following unaudited pro forma results of operations assumes that the Acquisition and related debt and equity issuances had occurred on January 1, 2010. The unaudited pro forma results of operations is based upon historical financial statements. The unaudited pro forma results do not purport to represent what the actual results of operations of the Company would have been, nor do they purport to predict the results of operations of future periods.
Unaudited Pro Forma Results of Operations(1)
(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Total revenues	$166,052	$163,268	$339,611	$334,807
Net income available for Common Shares	$18,238	$(2,124)	$45,913	$3,945
Earnings per Common Share — Basic	$0.47	$(0.06)	$1.18	$0.10
Earnings per Common Share — Fully Diluted(2)	$0.46	$(0.06)	$1.17	$0.10

1.	The following expenses are not reflected in the Unaudited Pro Forma Results of Operations as they are either short-term in nature or are not reflective of the historical results of the Company or the seller:
a.	For the Acquisition Properties the Company has closed on, the Company entered into a property management agreement with the seller for a fee of four percent of property revenues beginning on July 1, 2011 for a three month term with an option to extend to November 30, 2011.

b.	The Company entered into a loan servicing agreement, effective July 1, 2011, with respect to the Chattel Loans the Company is acquiring in the Acquisition. The loan servicing fee is $55,000 per month and the term of the agreement is three months.

c.	The Company has estimated that its annual incremental property management expenses associated with the Acquisition are approximately $5.8 million.

d.	The Company has estimated that its annual incremental general and administrative expenses associated with the Acquisition, including Chattel Loan servicing, are approximately $1.6 million.

e.	Acquisition-related costs related to the Acquisition are not expected to have a continuing impact and therefore have been excluded from these pro forma results.

2.	For the three and six months ended June 30, 2010, both the Company’s weighted average approximately 4.9 million common OP Units (which were dilutive to the Company’s historical operations) and the issuance of 1,740,000 shares of Series B Preferred Stock were anti-dilutive, and therefore both were excluded from the computation of the Pro Forma Earnings per Common Share — Fully Diluted.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 14 — Subsequent Events
     On July 1, 2011, the Company closed on 35 of the Acquisition Properties and certain Home Related Assets associated with such 35 Acquisition Properties for a purchase price of approximately $452.0 million. The Company funded the purchase price of this closing with (i) the issuance of 282,759 shares of its common stock, to the seller with an aggregate stated value of $16.4 million, (ii) the issuance of 286,207 shares of Series B Preferred Stock to the seller with an aggregate stated value of $16.6 million and (iii) approximately $419.0 million in cash. The cash was obtained from the proceeds of the Term Loan (as discussed further below) and the net proceeds of the June 2011 common stock offering, $275 million of which were placed into an acquisition escrow deposit on July 1, 2011. On August 1, 2011, the Company closed on 16 of the Acquisition Properties and certain Home Related Assets with such 35 Acquisition Properties for a purchase price of approximately $436.0 million. The Company funded the purchase price of this closing with (i) the issuance of 1,379,310 shares of its common stock, to the seller with an aggregate stated value of $80.0 million, (ii) the assumption of approximately $226.0 million of mortgage debt secured by 11 Acquisition Properties and (iii) approximately $130.0 million in cash. The cash was obtained from the net proceeds of the June 2011 common stock offering and borrowing on the Company’s LOC.
     On July 1, 2011, the Company closed on a Term Loan that matures on June 30, 2017 and has a one-year extension option, an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty after July 1, 2014. Prior to July 1, 2014, a prepayment penalty of 2% of the amount prepaid would be owed. The spread over LIBOR is variable based on leverage throughout the loan. The Term Loan contains an arrangement fee of approximately $0.5 million, an upfront fee of approximately $1.3 million and an annual administrative agency fee of $20,000 as well as customary representations, warranties and negative and affirmative covenants and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, the Company also entered into a three-year LIBOR Swap Agreement (the “Swap”) allowing the Company to trade its variable interest rate for a fixed interest rate on the Term Loan. The Swap fixes the underlying LIBOR rate on the Term Loan at 1.11% per annum for the first three years and based on anticipated leverage at the completion of the Acquisition, the Company’s spread over LIBOR is expected to be 2.15% resulting in an initial estimated all-in interest rate of 3.26% per annum. The proceeds were used for the July 1, 2011 Acquisition. (See Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further information on the accounting of the Swap.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The Company is a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of June 30, 2011, the Company owned or had an ownership interest in a portfolio of 307 Properties located throughout the United States and Canada containing 111,008 residential sites. These Properties are located in 27 states and British Columbia, with the number of Properties in each state or province shown parenthetically, as follows: Florida (86), California (48), Arizona (37), Texas (15), Washington (15), Pennsylvania (12), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Nevada (6), New York (6), Virginia (6), Wisconsin (5), Indiana (5), Maine (5), Illinois (4), Massachusetts (3), New Jersey (3), South Carolina (3), Utah (3), Michigan (2), New Hampshire (2), Ohio (2), Tennessee (2), Alabama (1), Kentucky (1) and British Columbia (1).
     This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include, without limitation, information regarding the Company’s expectations, goals or intentions regarding the future, statements regarding the anticipated closings of the Acquisition and the expected effect of the Acquisition on the Company. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:
•	the Company’s ability to control costs, real estate market conditions, the actual rate of decline in customers, the actual use of sites by customers and its success in acquiring new customers at its Properties (including those that it may acquire);

•	the Company’s ability to maintain historical rental rates and occupancy with respect to Properties currently owned or that the Company may acquire;

•	the Company’s assumptions about rental and home sales markets;

•	in the age-qualified Properties, home sales results could be impacted by the ability of potential homebuyers to sell their existing residences as well as by financial, credit and capital markets volatility;

•	results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing and competition from alternative housing options including site-built single-family housing;

•	impact of government intervention to stabilize site-built single family housing and not manufactured housing;

•	the completion of the Acquisition in its entirety and future acquisitions, if any, timing and effective integration with respect thereto and the Company’s estimates regarding the future performance of the Acquisition Properties;

•	the Company’s inability to secure the contemplated debt financings to fund a portion of the stated purchase price of the Acquisition on favorable terms or at all and the timing with respect thereto;

•	unanticipated costs or unforeseen liabilities associated with the Acquisition;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional securities;

•	the effect of accounting for the entry of contracts with customers representing a right-to-use the Properties under the Codification Topic “Revenue Recognition;” and

•	other risks indicated from time to time in the Company’s filings with the Securities and Exchange Commission.
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

The following chart lists the Properties acquired, invested in, or sold since January 1, 2010 through June 30, 2011.

Property	Transaction Date	Sites
Total Sites as of January 1, 2010		110,575
Property or Portfolio (# of Properties in parentheses):
Acquisitions:
Desert Vista (1)	April 21, 2010	125
St. George (1)	April 21, 2010	123
Tall Chief (1)	April 21, 2010	180
Valley Vista (1)	April 21, 2010	145

Expansion Site Development and other:
Sites added (reconfigured) in 2010		19
Sites added (reconfigured) in 2011		6

Dispositions:
Creekside (1)	January 10, 2010	(165)

Total Sites as of June 30, 2011		111,008

     Since January 1, 2010, the gross investment in real estate has increased from $2,538 million to $2,608 million as of June 30, 2011.

Outlook
     Occupancy in the Company’s Properties as well as its ability to increase rental rates directly affects revenues. The Company’s revenue streams are predominantly derived from customers renting its sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.
     The Company has approximately 65,000 annual sites, approximately 8,900 seasonal sites, which are leased to customers generally for three to six months, and approximately 9,700 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. The Company expects to service over 100,000 customers at its transient sites and the Company considers this revenue stream to be its most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, the Company has approximately 24,300 sites designated as right-to-use sites which are primarily utilized to service the approximately 106,000 customers who have entered into right-to-use contracts. The Company also has interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

Total Sites as of
June 30, 2011
(rounded to 000’s)
Community sites	44,200
Resort sites:
Annual	20,800
Seasonal	8,900
Transient	9,700
Right-to-use (1)	24,300
Joint Ventures (2)	3,100

111,000

(1)	Includes approximately 3,300 sites rented on an annual basis.

(2)	Joint venture income is included in Equity in income of unconsolidated joint ventures.
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
     The Company’s manufactured home rental operations have been increasing since 2007. As of June 30, 2011, occupied manufactured home rentals increased to 2,875 or 217.0%, from 907 for the year ended December 31, 2007. Net operating income from rental operations increased to approximately $14.5 million for the year ended December 31, 2010 from approximately $5.9 million for the year ended December 31, 2007. The Company believes that, unlike the home sales business, at this time it competes effectively with other types of rentals (i.e. apartments). To address the capital requirements of the home rental operations, the Company is in discussions with capital providers and manufacturers on rental home ownership structures that would attract capital.
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
     A single zone ZPP requires no upfront payment while ZPPs including additional zones require modest upfront payments. The Company entered into approximately 3,400 ZPP’s during the six months ended June 30, 2011. The ZPPs are contributing to a reduction in the net attrition of the customers who enter right-to-use contracts.
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
Subsequent Events Disclosure
2011 Acquisition
     On May 31, 2011, the Company’s operating partnership entered into purchase and other agreements (the “Purchase Agreements”) to acquire a portfolio of 75 manufactured home communities and one RV resort (the “Acquisition Properties”) containing 31,167 sites on approximately 6,500 acres located in 16 states (primarily located in Florida and the northeastern region of the United States) and certain manufactured homes and loans secured by manufactured homes located at the Acquisition Properties which the Company refers to as the “Home Related Assets” and collectively with the Acquisition Properties, as the “Acquisition Portfolio,” for a stated purchase price of $1.43 billion (the “Acquisition”). Total closing costs associated with the Acquisition are expected to be approximately $21 million of which approximately $2.1 million were incurred during the three months ended June 30, 2011.
     The purchase price of the Acquisition will be funded through:
•	the net proceeds of approximately $344.0 million from the Company’s June 2011 public offering of 6,037,500 shares of common stock;

•	the assumption by the Company of fixed-rate, non-recourse mortgage indebtedness secured by 34 of the Acquisition Properties which is subject to lender approval;

•	the Company’s issuance to the seller of: (i) 1,708,276 shares of the Company’s common stock, and (ii) 1,740,000 shares of Series B Subordinated Non-Voting Cumulative Preferred Stock par value $0.01 per share (the “Series B Preferred Stock”) which in the Purchase Agreements have a stipulated aggregate value of $200.0 million;

•	approximately $250.0 million of debt capital through two anticipated 10-year secured financings for which the Company has a locked fixed interest rate, on a blended basis, of approximately 5.06% per annum; and

•	a $200.0 million senior unsecured term loan (the “Term Loan”) entered into on July 1, 2011 (see Note 14 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q.)
     On May 31, 2011, the Company deposited $25 million into an escrow as provided for in the Purchase Agreements for the Acquisition. On June 8, 2011, the Company deposited $275 million of the proceeds received from its equity offering in anticipation of the partial closing of the Acquisition on July 1, 2011.
     As of August 1, 2011, the Company has closed on a total of 51 Acquisition Properties containing 19,883 sites located in 15 states for a stated purchase price of $888.0 million. The purchase price in connection with the closing of the first 51 Acquisition Properties was funded with: (i) the issuance of 1,662,069 shares of the Company’s common stock to the seller with an aggregate stated value of $96.4 million, (ii) the issuance of 286,207 shares of Series B Preferred Stock to the seller with an aggregate stated value of $16.6 million, (iii) the assumption of approximately $226.0 million of mortgage debt secured by 11 Acquisition Properties, (iv) approximately $200.0 million of proceeds from the July 1, 2011 Term Loan closing and (v) approximately $349.0 million in cash from the proceeds of our June 2011 common stock offering and borrowing on the Company’s LOC. After completing the Acquisition in its entirety the Company expects to own 383 Properties containing approximately 142,200 sites as compared to 307 Properties containing approximately 111,000 sites on June 30, 2011. The Company’s acquisition of the balance of the Acquisition Properties is expected to occur on or before October 1, 2011 and assumption of the indebtedness thereon is subject to receipt of loan servicer consents. The Acquisition is also subject to other customary closing conditions. Accordingly, no assurances can be given that the remainder of the Acquisition will be completed in its entirety in accordance with the anticipated timing or at all. (See Notes 13 and 14 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q.)

Critical Accounting Policies and Estimates
     Refer to the 2010 Form 10-K for a discussion of the Company’s critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. With the exception of the following, there have been no changes to these policies during the six months June 30, 2011.
Cumulative Redeemable Perpetual Preferred Stock
     On March 4, 2011, the Company, on behalf of selling stockholders, closed on a public offering of 8,000,000 shares of 8.034% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, liquidation preference of $25.00 per share, at a price of $24.75 per share. The selling stockholders received the Series A Preferred Stock in exchange for $200 million of previously issued series D and series F Perpetual Preferred OP Units. The Company did not receive any proceeds from the offering.
     The Company accounts for Preferred Stock in accordance with the Codification Topic “Consolidation” (“FASB ASC 810”). The Company has the option to redeem the Series A Preferred Stock at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. Holders of the Series A Preferred Stock have preference rights with respect to liquidation and distributions over the common stock. Based on the Company’s analysis, the Series A Preferred Stock has been classified as redeemable interests outside of permanent equity in the mezzanine section.
Derivative Instruments and Hedging Activities
     Codification Topic “Derivatives and Hedging” (“FASB ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
     As required by FASB ASC 815, the Company records all derivatives on the Consolidated Balance Sheets at fair value. The Company’s objective in utilizing interest rate derivatives is to add stability to its interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
     The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded on the Consolidated Balance Sheets in accumulated other comprehensive loss and is subsequently reclassified into earnings on the Consolidated Statements of Operations in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. (See Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)

Results of Operations
     The results of operations for the one Property sold during 2010 have been classified as income from discontinued operations, pursuant to FASB ASC 360-10-35.
Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010
Income from Property Operations
     The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the three months ended June 30, 2011 and 2010 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2009 and which have been owned and operated by the Company continuously since January 1, 2010. Core growth percentages exclude the impact of GAAP deferrals of up-front payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
			Increase/				Increase/
	2011	2010	(Decrease)	% Change	2011	2010	(Decrease)	% Change
Community base rental income	$66,399	$64,587	$1,812	2.8%	$66,408	$64,601	$1,807	2.8%
Resort base rental income	29,163	28,502	661	2.3%	29,251	28,504	747	2.6%
Right-to-use annual payments	12,563	12,889	(326)	(2.5%)	12,563	12,889	(326)	(2.5%)
Right-to-use contracts current period, gross	4,857	5,681	(824)	(14.5%)	4,857	5,681	(824)	(14.5%)
Utility and other income	12,456	11,915	541	4.5%	12,484	11,918	566	4.7%

Property operating revenues, excluding deferrals .	125,438	123,574	1,864	1.5%	125,563	123,593	1,970	1.6%

Property operating and maintenance	47,330	46,981	349	0.7%	47,655	46,998	657	1.4%
Real estate taxes	8,139	8,314	(175)	(2.1%)	8,161	8,326	(165)	(2.0%)
Sales and marketing, gross	3,083	3,585	(502)	(14.0%)	3,083	3,585	(502)	(1.4%)

Property operating expenses, excluding deferrals and Property management	58,552	58,880	(328)	(0.6%)	58,899	58,909	(10)	(0.00%)

Income from property operations, excluding deferrals and Property management	66,886	64,694	2,192	3.4%	66,664	64,684	1,980	3.1%

Property management	8,185	7,791	394	5.1%	8,193	7,793	400	5.1%

Income from property operations, excluding deferrals	$58,701	$56,903	$1,798	3.2%	$58,471	$56,891	$1,580	2.8%

     The 1.5% increase in the Core Portfolio property operating revenues includes the following changes (i) a 2.2% increase in rates in community base rental income and a 0.6% increase in occupancy, (ii) a 2.3% increase in revenues in core resort base income, as described in table below, and (iii) a decrease of 14.5% in right-to-use contracts. The reduction in entry of right-to-use contracts is due to the Company’s introduction of low-cost membership products in the spring of 2010 and the phase-out of memberships with higher initial upfront payments. Most of the right-to-use contract revenue in 2011 is from upgrades of existing memberships.
     Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
			Increase/				Increase/
	2011	2010	(Decrease)	% Change	2011	2010	(Decrease)	% Change
Annual	$20,651	$19,826	$825	4.2%	$20,662	$19,828	$834	4.2%
Season	2,537	2,485	52	2.1%	2,561	2,485	76	3.1%
Transient	5,975	6,191	(216)	(3.5%)	6,028	6,191	(163)	(2.6%)

Resort base rental income	$29,163	$28,502	$661	2.3%	$29,251	$28,504	$747	2.6%

     The 0.6% decrease in property operating expenses in the Core Portfolio, excluding property management, reflects (i) a 0.7% increase in property operating and maintenance expenses (ii) a 2.1% decrease in property taxes and (iii) a 14.0% decrease in sales and marketing expenses. Sales and marketing expenses are all related to the costs incurred for the entry or upgrade of right-to-use contracts. The decrease in sales and marketing expenses is due to reduced commissions as a result of reduced high-cost right-to-use contracts activity. Total Portfolio property management expenses increased primarily due to an increase in payroll expenses.
Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the three months ended June 30, 2011 and 2010 (amounts in thousands, except home sales volumes).

	2011	2010	Variance	% Change
Gross revenues from new home sales	$338	$657	$(319)	(48.6%)
Cost of new home sales	(243)	(609)	366	60.1%

Gross profit from new home sales	95	48	47	97.9%

Gross revenues from used home sales	950	1,290	(340)	(26.4%)
Cost of used home sales	(806)	(1,119)	313	28.0%

Gross profit from used home sales	144	171	(27)	(15.8%)

Brokered resale revenues, net	214	242	(28)	(11.6%)
Home selling expenses	(406)	(455)	49	10.8%
Ancillary services revenues, net	102	133	(31)	(23.3%)

Income from home sales operations and other	$149	$139	$10	7.2%

Home sales volumes
New home sales (1)	6	22	(16)	(72.7%)
Used home sales (2)	210	235	(25)	(10.6%)
Brokered home resales	167	191	(24)	(12.6%)

(1)	Includes two third party home sales for the quarter ending June 30, 2010.

(2)	Includes one third party home sale during each of the quarters ending June 30, 2011 and 2010.
Rental Operations
     The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the three months ended June 30, 2011 and 2010 (amounts in thousands, except rental unit volumes). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in previous section.

	2011	2010	Variance	% Change
Manufactured homes:
New Home	$2,879	$1,882	$997	53.0%
Used Home	3,761	2,755	1,006	36.5%

Rental operations revenue (1)	6,640	4,637	2,003	43.2%

Rental operations expense	(838)	(784)	(54)	(6.9%)
Depreciation	(938)	(575)	(363)	(63.1%)

Income from rental operations	$4,864	$3,278	$1,586	48.4%

Net basis in new manufactured home rental units	$66,202	$49,508	$16,693	33.7%
Net basis in used manufactured home rental units	$25,045	$18,153	$6,892	38.0%

Number of occupied rentals — new, end of period	1,063	674	389	57.7%
Number of occupied rentals — used, end of period	1,812	1,397	415	29.7%

(1)	Approximately $5.1 million and $3.6 million for the quarters ended June 30, 2011 and 2010, respectively, are included in Community base rental income in the Income from Property Operations table.
     The increase in income from rental operations and depreciation expense is primarily due to the increase in the number of rental units.

Other Income and Expenses
     The following table summarizes other income and expenses for the three months ended June 30, 2011 and 2010 (amounts in thousands).

	2011	2010	Variance	% Change
Depreciation on real estate and other costs	$(17,285)	$(16,940)	$(345)	(2.0%)
Interest income	1,012	997	15	1.5%
Income from other investments, net	1,149	1,484	(335)	(22.6%)
General and administrative	(6,011)	(5,548)	(463)	(8.3%)
Acquisition costs	(2,117)	—	(2,117)	(100.0%)
Rent control initiatives	(476)	(299)	(177)	(59.2%)
Depreciation on corporate assets	(254)	(379)	125	33.0%
Interest and related amortization	(21,458)	(22,989)	1,531	6.7%

Total other expenses, net	$(45,440)	$(43,674)	$(1,766)	(4.0%)

     General and administrative increased primarily due to increased payroll costs. Acquisition costs are legal and due diligence costs incurred related to the Acquisition (See Note 14 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Interest expense is lower primarily due to lower mortgage notes payable amounts outstanding.
Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010
Income from Property Operations
     The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the six months ended June 30, 2011 and 2010 (amounts in thousands).

	Core Portfolio				Total Portfolio
			Increase/				Increase/
	2011	2010	(Decrease)	% Change	2011	2010	(Decrease)	% Change
Community base rental income	$132,570	$128,988	$3,582	2.8%	$132,591	$129,023	$3,568	2.8%
Resort base rental income	65,516	65,447	69	0.1%	65,719	65,449	270	0.4%
Right-to-use annual payments	24,503	25,074	(571)	(2.3%)	24,575	25,074	(499)	(2.0%)
Right-to-use contracts current period, gross	8,710	10,618	(1908)	(18.0%)	8,710	10,618	(1,908)	(18.0%)
Utility and other income	25,479	24,802	677	2.7%	25,546	24,807	739	3.0%

Property operating revenues, excluding deferrals	256,778	254,929	1,849	0.7%	257,141	254,971	2,170	0.9%

Property operating and maintenance	91,319	90,380	939	1.0%	91,966	90,452	1,514	1.7%
Real estate taxes	16,177	16,616	(439)	(2.6%)	16,218	16,640	(422)	(2.5%)
Sales and marketing, gross	5,339	6,848	(1,509)	(22.0%)	5,339	6,848	(1,509)	(22.0%)

Property operating expenses, excluding deferrals and Property management	112,835	113,844	(1,009)	(0.9%)	113,523	113,940	(417)	(0.4%)

Income from property operations, excluding deferrals and Property management	143,943	141,085	2,858	2.0%	143,618	141,031	2,587	1.8%

Property management	16,633	16,530	103	0.6%	16,656	16,533	123	0.7%

Income from property operations, excluding deferrals	$127,310	$124,555	$2,755	2.2%	$126,962	$124,498	$2,464	2.0%

     The 0.7% increase in Core Portfolio property operating revenues, includes the following changes (i) a 2.2% increase in rates in community base rental income and a 0.6% increase in occupancy, (ii) a 0.1% increase in revenues in core resort base income, as described in table below, and (iii) a decrease of 18.0% in right-to-use contracts. The reduction in entry of right-to-use contracts is due to the Company’s introduction of low-cost membership products in the spring of 2010 and the phase-out of memberships with higher initial upfront payments. Most of the right-to-use contract revenue in 2011 is from upgrades of existing memberships.

     Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
			Increase/				Increase/
	2011	2010	(Decrease)	% Change	2011	2010	(Decrease)	% Change
Annual	$40,970	$39,273	$1,697	4.3%	$40,995	$39,275	$1,720	4.4%
Season	14,111	15,082	(971)	(6.4)%	14,166	15,082	(916)	(6.1%)
Transient	10,435	11,092	(657)	(5.9%)	10,558	11,092	(534)	(4.8%)

Resort base rental income	$65,516	$65,447	$69	0.1%	$65,719	$65,449	$270	0.4%

     The 0.9% decrease in property operating expenses in the Core Portfolio, excluding property management, reflects (i) a 1.0% increase in property operating and maintenance expenses, (ii) a 2.6% decrease in property taxes and (iii) a 22.0% decrease in sales and marketing expenses. Sales and marketing expenses are all related to the costs incurred for the entry or upgrade of right-to-use contracts. The decrease in sales and marketing expenses is due to reduced commissions as a result of reduced high-cost right-to-use contracts activity.
Home Sales Operations
     The following table summarizes certain financial and statistical data for the Home Sales Operations for the six months ended June 30, 2011 and 2010 (amounts in thousands, except for home sales volumes).

	2011	2010	Variance	% Change
Gross revenues from new home sales	$1,149	$1,081	$68	6.3%
Cost of new home sales	(1,175)	(1,004)	(171)	(17.0%)

Gross (loss) profit from new home sales	(26)	77	(103)	(133.8%)

Gross revenues from used home sales	1,496	1,913	(417)	(21.8%)
Cost of used home sales	(1,293)	(1,883)	590	31.3%

Gross profit from used home sales	203	30	173	576.7%

Brokered resale revenues, net	467	481	(14)	(2.9%)
Home selling expenses	(883)	(932)	49	5.3%
Ancillary services revenues, net	1,127	1,196	(69)	(5.8%)

Income from home sales operations and other	$888	$852	$36	4.2%

Home sales volumes
New home sales (1)	27	40	(13)	(32.5%)
Used home sales (2)	363	368	(5)	(1.4%)
Brokered home resales	372	378	(6)	(1.6%)

(1)	Includes nine third party home sales for the six months ending June 30, 2010.

(2)	Includes one and two third party home sales for the six months ending June 30, 2011 and 2010, respectively.

Rental Operations
     The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the six months ended June 30, 2011 and 2010 (amounts in thousands, except for rental unit volumes). Except as otherwise noted, the amounts below are included in ancillary services revenue, net in the Home Sales Operations table in previous section.

	2011	2010	Variance	% Change
Manufactured homes:
New Home	$5,469	$3,681	$1,788	48.6%
Used Home	7,296	5,507	1,789	32.5%

Rental operations revenue (1)	12,765	9,188	3,577	38.9%

Rental operations expense	(1,667)	(1,404)	(263)	(18.7%)
Depreciation	(1,797)	(1,289)	(508)	(39.4%)

Income from rental operations	$9,301	$6,495	$2,806	43.2%

Net basis in new manufactured home rental units	$65,667	$48,976	$16,691	34.1%
Net basis in used manufactured home rental units	$24,720	$17,972	$6,748	37.5%

Number of occupied rentals — new, end of period	1,063	674	389	57.7%
Number of occupied rentals — used, end of period	1,812	1,397	415	29.7%

(1)	Approximately $9.8 million and $7.0 million for the quarters ended June 30, 2011 and 2010, respectively, are included in Community base rental income in the Income from Property Operations table.
     In the ordinary course of business, the Company acquires used homes from customers through purchase, lien sale or abandonment. In a vibrant new home sale market older homes may be removed from sites and replaced with new homes. In other cases, due to the nature of tenancy rights afforded to purchasers, used homes are rented in order to control the site either in the condition received or after warranted rehabilitation. The increase in income from rental operations is primarily due to the increase in the number of rental units.
Other Income and Expenses
     The following table summarizes other income and expenses for the six months ended June 30, 2011 and 2010 (amounts in thousands).

	2011	2010	Variance	% Change
Depreciation on real estate and other costs	$(34,512)	$(33,863)	$(649)	(1.9%)
Interest income	2,051	2,189	(138)	(6.3%)
Income from other investments, net	1,848	2,661	(813)	(30.6%)
General and administrative	(11,658)	(11,224)	(434)	(3.9%)
Acquisition costs	(2,117)	—	(2,117)	(100.0%)
Rent control initiatives	(588)	(1,013)	425	42.0%
Depreciation on corporate assets	(503)	(589)	86	14.6%
Interest and related amortization	(42,847)	(46,756)	3,909	8.4%

Total other expenses, net	$(88,326)	$(88,595)	$269	0.3%

     Income from other investments, net, decreased primarily due to increased costs for new business development projects. General and administrative increased primarily due to increased payroll costs. Acquisition costs are legal and due diligence costs incurred related to the Acquisition (See Note 14 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Rent control initiatives are lower due to decreased activity in the San Rafael legal appeal (see Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Interest expense is lower primarily due to lower mortgage notes payable amounts outstanding.

Liquidity and Capital Resources
Liquidity
     As of June 30, 2011, the Company had approximately $85.3 million in cash and cash equivalents, $300 million in acquisition escrow deposits and $380.0 million available on its LOC. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of its current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a discussion of how the Company intends to fund the Acquisition, which includes the $300 million acquisition escrow deposit on our Consolidated Balance Sheets as of June 30, 2011.)
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
     The table below summarizes cash flow activity for the six months ended June 30, 2011 and 2010 (amounts in thousands).

	For the Six Months Ended
	June 30,
	2011	2010
Net cash provided by operating activities	$95,269	$99,479
Net cash used in investing activities	(275,044)	(18,860)
Net cash provided by (used in) financing activities	252,460	(73,942)

Net increase in cash and cash equivalents	$72,685	$6,677

Operating Activities
     Net cash provided by operating activities decreased $4.2 million for the six months ended June 30, 2011, as compared to the net cash provided by operating activities for the six months ended June 30, 2010. The decrease in cash provided by operating activities is primarily due to a $4.9 million increase in consolidated income from continuing operations, offset by an increase in escrow deposits and other assets.
Investing Activities
     Net cash used in investing activities reflects the impact of the following investing activities:
Notes Receivable Activity
     The notes receivable activity during the six months ended June 30, 2011 of $2.8 million in cash outflow reflects net repayments of $0.2 million from the Company’s Chattel Loans, net repayments of $0.8 million from the Company’s Contract Receivable and lending of $3.8 million to Lakeland RV. (See Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)
     The notes receivable activity during the six months ended June 30, 2010 of $0.8 million in cash inflow primarily reflects net repayments of $0.1 million from the Company’s Chattel Loans and net repayments of $0.6 million from the Company’s Contract Receivable.

Acquisition Escrow Deposit Activity
     On May 31, 2011, the Company deposited $25 million into an escrow as provided for in the Purchase Agreements for the Acquisition. On June 8, 2011, the Company deposited $275 million of the proceeds received from its equity offering in anticipation of the partial closing of the Acquisition on July 1, 2011. The deposit was partially used to fund the July 1, 2011 closing of the Acquisition.
Capital Improvements
     The table below summarizes capital improvements activity for the six months ended June 30, 2011 and 2010 (amounts in thousands).

	For the Six Months Ended
	June 30,(1)
	2011	2010
Recurring Cap Ex	$8,322	$14,500
New home investments	11,619	2,097
Used home investments	4,134	2,919

Total Property	24,075	19,516

Corporate	403	888

Total Capital improvements	$24,478	$20,404

(1)	Excludes noncash activity of approximately $1.0 million and $2.3 million for new homes purchased with dealer financing and approximately $0.3 million and $0.4 million of repossessions for the six months ended June 30, 2011 and 2010, respectively.
Financing Activities
Financing, Refinancing and Early Debt Retirement
2011 Activity
     During the quarter ended June 30, 2011, the Company paid off eight maturing mortgages totaling approximately $45.5 million, with a weighted average interest rate of 7.00% per annum.
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
Secured Debt
     As of June 30, 2011, the Company’s secured long-term debt balance was approximately $1.4 billion, with a weighted average interest rate of approximately 6.1% per annum. The debt bears interest at rates between 5.0% and 8.5% per annum and matures on various dates primarily ranging from 2011 to 2020. The weighted average term to maturity for the long-term debt is approximately 5.1 years.

Unsecured Debt
     As of June 30, 2011, the Company’s unsecured LOC had an availability of $380 million of which no amounts were outstanding. The Company’s unsecured LOC has a maximum borrowing capacity of $380 million, accrues interest at an annual rate equal to the applicable LIBOR plus 1.65% to 2.50% and contains a 0.30% to 0.40% facility fee as well as certain other customary negative and affirmative covenants. The LOC matures on September 18, 2015 and has an eight-month extension option under the LOC, subject to payment by if of certain administrative fees and the satisfaction of certain other enumerated conditions. The spread over LIBOR and the facility fee pricing are variable based on leverage throughout the term of the LOC. The Company incurred commitment and arrangement fees of approximately $3.6 million to enter into the amended LOC.
     As of December 31, 2010, the Company’s LOC had an availability of $100 million of which no amounts were outstanding which had a maturity of June 29, 2011. On May 19, 2011, the Company amended its LOC as described further above.
Other Loans
     During the six months ended June 30, 2011, the Company borrowed approximately $0.8 million which is secured by individual manufactured homes. The financing provided by the dealer requires quarterly payments, bears interest at 6.0% and matures on July 16, 2016.
     During the six months ended June 30, 2010, the Company borrowed approximately $2.3 million, which is secured by individual manufactured homes. This financing provided by the dealer requires monthly payments, bears interest at 8.5% and matures on the earlier of: 1) the date the home is sold or 2) November 20, 2016.
Contractual Obligations
     As of June 30, 2011, the Company was subject to certain contractual payment obligations as described in the table below (amounts in thousands).

	Total	2011	2012	2013	2014	2015	2016	Thereafter
Long Term Borrowings (1)	$1,358,246	$17,804	$22,793	$122,752	$200,489	$531,349	$82,372	$380,687
Interest Expense (2)	396,764	39,991	78,936	75,655	65,348	56,638	26,662	53,534

Total Contractual Obligations	$1,755,010	$57,795	$101,729	$198,407	$265,837	$587,987	$109,034	$434,221

Weighted average interest rates	5.91%	5.66%	5.85%	5.87%	5.85%	5.58%	5.70%	6.11%

(1)	Balance excludes net premiums and discounts of $0.8 million. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on the Company’s secured debt based on obligations outstanding as of June 30, 2011.
     The Company does not include Preferred Stock dividends, insurance, property taxes and cancelable contracts in the contractual obligations table above.
     The Company also leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. Minimum future rental payments under the ground leases are approximately $1.9 million per year for each of the next five years and approximately $14.9 million thereafter.
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

Equity Transactions
2011 Activity
     On July 8, 2011, the Company paid a $0.375 per share distribution for the quarter ended June 30, 2011 to common stockholders of record on June 24, 2011. On April 8, 2011, the Company paid a $0.375 per share distribution for the quarter ended March 31, 2011 to common stockholders of record on March 25, 2011.
     On June 30, 2011, the Company paid a $0.502125 per share pro-rata distribution on the Company’s Series A Preferred Stock to preferred stockholders of record on June 10, 2011. On March 31, 2011, the Company paid a $0.156217 per share pro-rata distribution on the Company’s Series A Preferred Stock to preferred stockholders of record on March 21, 2011.
     On June 7, 2011, the Company issued approximately 6.0 million shares of common stock in an equity offering for approximately $344.0 million in proceeds, net of offering costs. The proceeds are expected to be used to partially fund the Acquisition discussed in detail in Note 14 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.
     On March 31, 2011, the Company paid pro-rata distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units which were exchanged on March 4, 2011 for the Series A Preferred Stock.
     During the six months ended June 30, 2011, the Company received approximately $0.2 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).
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
     During the six months ended June 30, 2010, the Company received approximately $1.5 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s ESPP.
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
Off Balance Sheet Arrangements
     As of June 30, 2011, the Company has no off balance sheet arrangements.

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
     The following table presents a calculation of FFO for the quarters and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Computation of funds from operations:
Net income available for common shares	$6,827	$6,000	$25,787	$21,064
Income allocated to common OP Units	789	928	3,410	3,360
Right-to-use contract upfront payments, deferred, net	3,414	4,551	5,910	8,499
Right-to-use contract commissions, deferred, net	(1,347)	(1,657)	(2,347)	(3,069)
Depreciation on real estate assets and other	17,285	16,940	34,512	33,863
Depreciation on unconsolidated joint ventures	307	303	614	608
Loss on real estate	—	54	—	231

Funds from operations available for common shares	$27,275	$27,119	$67,886	$64,556

Weighted average common shares outstanding — fully diluted	37,262	35,506	36,441	35,471

Item 3. Quantitative and Qualitative Disclosure of Market Risk
     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk the Company faces is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of the Company’s long-term debt obligations is affected by changes in market interest rates. At June 30, 2011, approximately 100% or approximately $1.4 billion of the Company’s outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $67.1 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $70.6 million.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting and financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of June 30, 2011.
     Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting
     There were no material changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011.

Part II — Other Information
Item 1. Legal Proceedings
     See Note 12 of the Consolidated Financial Statements contained herein.
Item 1A. Risk Factors
     With the except of the following, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 other than those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
There can be no assurance that the Acquisition will be consummated in its entirety in accordance with the anticipated timing or at all.
As of August 1, 2011, the Company closed on a total of 51 of the Acquisition Properties and Home Related Assets associated with such 51 properties (with an aggregate stated purchase price of approximately $888.0 million). In order to consummate the remainder of the Acquisition, certain approvals and consents from lenders must be obtained on loans on 23 of the remaining 25 Acquisition Properties in a timely manner. If these approvals or consents are not received, or they are not received on terms that satisfy the conditions set forth in the Purchase Agreements, then closing on the Acquisition Properties will not be obligated, or we will not be permitted to close, on those properties. The Purchase Agreements also contain certain other closing conditions relating to some or all of the Acquisition Properties and the Home Related Assets that are part of the Acquisition, which may not be satisfied or waived. In addition, under circumstances specified in the Purchase Agreements, either party may terminate the Purchase Agreements. As a result, there can be no assurance that the Acquisition will be consummated in its entirety in accordance with the anticipated timing or at all. Furthermore, if the Acquisition is consummated in part, the composition of the Acquisition Portfolio that we acquire will change and we may not acquire the most attractive properties that are part of the anticipated Acquisition Portfolio, which would materially and adversely affect us and the benefits we expect from the Acquisition in whole. Furthermore, our pro forma financial statements included herein will not accurately present such a partial Acquisition.
If the Company is unable to raise sufficient proceeds through the contemplated debt financings, the Company would need to utilize cash on hand and borrowings under its LOC in order to close the Acquisition, the sufficiency of which cannot be assured, or seek alternative sources of financing to close the Acquisition, and we cannot assure you that such alternative sources of financing will be available on favorable terms or at all.
The Company intends to seek secured debt financings in the aggregate amount of approximately $250 million but cannot assure you that such debt financings will be available on favorable terms in a timely manner or at all. If we are unable to raise sufficient proceeds from the contemplated debt financings, we would need to utilize cash on hand and borrowings under our amended LOC, the sufficiency of which cannot be assured, or seek alternative sources of financing to close the Acquisition. There can be no assurance that such alternative sources of financing will be available on favorable terms or at all. The Company’s obligations under the Purchase Agreements are not conditioned upon the consummation of any or all of the financing transactions.
The Company will incur substantial expenses and payments even if the Acquisition is not completed.
The Company has incurred substantial legal, accounting, financial advisory and/or other costs and its management has devoted considerable time and effort in connection with the Acquisition. If the Acquisition is not completed, the Company will bear certain fees and expenses associated with the Acquisition without realizing the benefits of the Acquisition. The fees and expenses may be significant and could have an adverse impact on the Company’s operating results.
The intended benefits of the Acquisition may not be realized, which could have a negative impact on the market price of the Company’s common stock after the Acquisition.
The Acquisition poses risks for our ongoing operations, including that:
•	senior management’s attention may be diverted from the management of daily operations to the integration of the Acquisition Portfolio;

•	costs and expenses associated with any undisclosed or potential liabilities;

•	the Acquisition Portfolio may not perform as well as we anticipate; and

•	unforeseen difficulties may arise in integrating the Acquisition Portfolio into our portfolio.

As a result of the foregoing, the Company cannot assure you that the Acquisition will be accretive to it in the near term or at all. Furthermore, if the Company fails to realize the intended benefits of the Acquisition, the market price of its common stock could decline to the extent that the market price reflects those benefits.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information
None.

Item 6.	Exhibits

2.1(a)	Purchase and Sale Agreement, dated May 31, 2011, by and among, MHC Operating Limited Partnership, a subsidiary of Equity LifeStyle Properties, Inc., and the entities listed as “Sellers” on the signature page thereto.

2.2(a)	Purchase and Sale Agreement, dated May 31, 2011, by and among MH Financial Services, L.L.C., Hometown America Management, L.L.C., Hometown America Management, L.P., and Hometown America Management Corp., as sellers, and Realty Systems, Inc. and MHC Operating Limited Partnership, collectively, as purchaser.

3.1(a)	Form of Articles Supplementary designating Equity Lifestyle Properties, Inc.’s Series B Subordinated Non-Voting Cumulative Redeemable Preferred Stock, par value $0.01 per share.

3.2(b)	Articles Supplementary designating Equity Lifestyle Properties, Inc.’s Series B Subordinated Non-Voting Cumulative Redeemable Preferred Stock, par value $0.01 per share.

4.1(a)	Form of Registration Rights Agreement, to be entered into by and between Equity LifeStyle Properties, Inc. and Hometown America, L.L.C.

4.2(d)	Registration Rights Agreement, dated July 1, 2011 by and between Equity LifeStyle Properties, Inc. and Hometown America, L.L.C.

10.46(c)	Amended and Restated Credit Agreement ($380 million Unsecured Revolving Facility) dated May 19, 2011

10.49(c)	Amended and Restated Guaranty dated May 19, 2011.

10.50(b)	Term Loan Agreement, dated July 1, 2011, by and among the Company, the Operating Partnership, Wells Fargo Securities, LLC, Bank of America, N.A., Wells Fargo Bank, National Association and each of the financial institutions initially a signatory thereto together with their successors and assignees.

10.51(b)	Guaranty, dated July 1, 2011, by and among the Company, MHC Trust, MHC T1000 Trust and Wells Fargo Bank, National Association.

10.52(b)	Series H Subordinated Non-Voting Cumulative Redeemable Preference Units Term Sheet and Joinder to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership.

31.1(d)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(d)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(d)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

32.2(d)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

Pursuant to applicable SEC rules, the Company will file, no later than 30 days after the date of the filing of this Quarterly Report on Form 10-Q (the “Form 10-Q”), an amendment to this Form 10-Q as permitted by Rule 405 of Regulation S-T that will include the Company’s (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements included in this Form 10-Q, each submitted in XBRL (eXtensible Business Reporting Language) format containing the detailed tagging requirements set forth in Rule 405 of Regulation S-T.

(a)	Included as an exhibit to the Company’s Report on Form 8-K filed May 31, 2011

(b)	Included as an exhibit to the Company’s Report on Form 8-K filed July 1, 2011

(c)	Included as an exhibit to the Company’s Report on Form 8-K filed May 25, 2011

(d)	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.
Date: August 4, 2011	By:	/s/ Thomas Heneghan
Thomas Heneghan
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2011	By:	/s/ Michael Berman
Michael Berman
Executive Vice President and Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)