Form 10-Q/A
period 2011-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2011-08-31
CIK 895417

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

Part II — Other Information
Item 6. Exhibits
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Explanatory Note
     Equity LifeStyle Properties, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on August 4, 2011, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.
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

EQUITY LIFESTYLE PROPERTIES, INC.
Date: August 31, 2011	By:	/s/ Thomas Heneghan
Thomas Heneghan
Chief Executive Officer (Principal Executive Officer)

Date: August 31, 2011	By:	/s/ Michael Berman
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

3.1(a)	Form of Articles Supplementary designating Equity Lifestyle Properties, Inc.’s Series B Subordinated Non-Voting Cumulative Redeemable Preferred Stock, par value $0.01 per share.

3.2(b)	Articles Supplementary designating Equity Lifestyle Properties, Inc.’s Series B Subordinated Non-Voting Cumulative Redeemable Preferred Stock, par value $0.01 per share.

4.1(a)	Form of Registration Rights Agreement, to be entered into by and between Equity LifeStyle Properties, Inc. and Hometown America, L.L.C.

4.2(d)	Registration Rights Agreement, entered into by and between Equity LifeStyle Properties, Inc. and Hometown America, L.L.C.

10.46(c)	Amended and Restated Credit Agreement ($380 million Unsecured Revolving Facility) dated May 19, 2011

10.49(c)	Amended and Restated Guaranty dated May 19, 2011.

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

101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements, furnished herewith.

(a)	Included as an exhibit to the Company’s Report on Form 8-K filed May 31, 2011

(b)	Included as an exhibit to the Company’s Report on Form 8-K filed July 1, 2011

(c)	Included as an exhibit to the Company’s Report on Form 8-K filed May 25, 2011

(d)	Included as an exhibit to the Company’s Current Report on Form 10-Q dated August 4, 2011

4