Form 10-Q
period 2011-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2011-11-08
CIK 895417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

40,797,433 shares of Common Stock as of November 4, 2011.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.

Consolidated Balance Sheets

As of September 30, 2011 and December 31, 2010

(amounts in thousands, except share and per share data)

	September 30, 2011 (unaudited)	December 31, 2010
Assets
Investment in real estate:
Land	$894,152	$544,462
Land improvements	2,371,758	1,762,122
Buildings and other depreciable property	421,427	278,403

	3,687,337	2,584,987
Accumulated depreciation	(771,105)	(700,665)

Net investment in real estate	2,916,232	1,884,322
Cash and cash equivalents	212,796	12,659
Short-term investments	—	52,266
Notes receivable, net	58,069	25,726
Investment in joint ventures	8,238	8,446
Rent and other customer receivables, net	671	419
Deferred financing costs, net	20,448	10,688
Inventory	3,143	3,177
Deferred commission expense	18,393	14,898
Escrow deposits and other assets	54,815	35,794

Total Assets	$3,292,805	$2,048,395

Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,893,298	$1,412,919
Term loan	200,000	—
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	76,384	52,782
Deferred revenue – upfront payments from right-to-use contracts	53,117	44,349
Deferred revenue – right-to-use annual payments	12,314	12,642
Accrued interest payable	9,208	7,174
Rents and other customer payments received in advance and security deposits	47,369	47,738
Distributions payable	16,722	10,633

Total Liabilities	2,308,412	1,588,237

Commitments and contingencies
Non-controlling interests – Perpetual Preferred OP Units	—	200,000
8.034% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value per share, 10,000,000 shares authorized, 8,000,000 issued and outstanding as of September 30, 2011 and none issued and outstanding as of December 31, 2010, at liquidation value	200,000	—
Series B Subordinated Non-Voting Cumulative Redeemable Preferred Stock, $0.01 par value per share, 1,740,000 shares authorized, 1,242,462 issued and outstanding as of September 30, 2011 and none authorized, issued and outstanding as of December 31, 2010	84,234	—
Equity:
Stockholders’ Equity:
Common stock, $0.01 par value 100,000,000 shares authorized; 39,240,264 and 30,972,353 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	393	310
Paid-in capital	892,316	463,722
Distributions in excess of accumulated earnings	(254,455)	(237,002)
Accumulated other comprehensive loss	(2,893)	—

Total Stockholders’ Equity	635,361	227,030
Non-controlling interests – Common OP Units	64,798	33,128

Total Equity	700,159	260,158

Total Liabilities and Equity	$3,292,805	$2,048,395

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Operations

For the Three Months and Nine Months Ended September 30, 2011 and 2010

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Community base rental income	$87,149	$65,043	$219,740	$194,066
Resort base rental income	36,139	35,991	101,858	101,440
Right-to-use annual payments	12,444	12,554	37,019	37,628
Right-to-use contracts current period, gross	4,386	4,552	13,096	15,170
Right-to-use contracts, deferred, net of prior period amortization	(2,858)	(3,330)	(8,768)	(11,829)
Utility and other income	14,498	12,490	40,044	37,297
Gross revenues from home sales	1,636	1,765	4,281	4,759
Brokered resale revenues, net	141	237	608	718
Ancillary services revenues, net	1,134	1,262	2,261	2,458
Interest income	2,328	1,048	4,379	3,237
Income from other investments, net	4,394	2,583	6,242	5,244

Total revenues	161,391	134,195	420,760	390,188
Expenses:
Property operating and maintenance	56,451	51,495	148,417	141,947
Real estate taxes	10,304	7,938	26,522	24,578
Sales and marketing, gross	2,950	3,052	8,289	9,900
Sales and marketing, deferred commissions, net	(1,148)	(1,274)	(3,495)	(4,343)
Property management	9,201	8,373	25,857	24,906
Depreciation on real estate and other costs	21,689	17,096	56,201	50,959
Amortization of in-place leases	10,759	—	10,759	—
Cost of home sales	1,552	1,431	4,020	4,318
Home selling expenses	356	456	1,239	1,388
General and administrative	6,412	5,818	18,070	17,042
Transaction costs	15,216	—	17,333	—
Rent control initiatives	211	106	799	1,119
Depreciation on corporate assets	256	246	759	835
Interest and related amortization	26,084	22,465	68,931	69,221

Total expenses	160,293	117,202	383,701	341,870

Income before equity in income of unconsolidated joint ventures	1,098	16,993	37,059	48,318

Equity in income of unconsolidated joint ventures	257	314	1,582	1,714

Consolidated income from continuing operations	1,355	17,307	38,641	50,032
Discontinued Operations:
Loss from discontinued operations	—	—	—	(231)

Consolidated net income	1,355	17,307	38,641	49,801

Loss (income) allocated to non-controlling interests—Common OP Units	289	(1,722)	(3,121)	(5,083)
Income allocated to non-controlling interests – Perpetual Preferred OP Units	—	(4,031)	(2,801)	(12,101)
Series A Redeemable Perpetual Preferred Stock Dividends	(4,031)	—	(9,319)	—
Series B Redeemable Preferred Stock Dividends	(466)	—	(466)	—

Net (loss) income available for Common Shares	$(2,853)	$11,554	$22,934	$32,617

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Operations (Continued)

For the Three Months and Nine Months Ended September 30, 2011 and 2010

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Earnings per Common Share – Basic:
(Loss) income from continuing operations available for Common Shares	$(0.07)	$0.38	$0.67	$1.08
Loss from discontinued operations	—	—	—	(0.01)

Net (loss) income available for Common Shares	$(0.07)	$0.38	$0.67	$1.07

Earnings per Common Share – Fully Diluted:
(Loss) income from continuing operations available for Common Shares	$(0.07)	$0.37	$0.67	$1.07
Loss from discontinued operations	—	—	—	(0.01)

Net (loss) income available for Common Shares	$(0.07)	$0.37	$0.67	$1.06

Distributions declared per Common Share outstanding	$0.375	$0.30	$1.125	$0.90

Weighted average Common Shares outstanding – basic	38,346	30,620	34,017	30,447

Weighted average Common Shares outstanding – fully diluted(a)	43,602	35,530	38,858	35,491

a)	During the three months ended September 30, 2011, the Company reported a net loss available for common shares. As a result of the net loss, the Company’s unvested restricted stock, common OP Units and Series B Preferred Stock were anti-dilutive, and therefore earnings per common share-fully diluted is computed in the same manner as earnings per share-basic.

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Changes in Equity

For the Nine Months Ended September 30, 2011

(amounts in thousands)

(unaudited)

	Common Stock	Paid-in Capital	Distributions in Excess of Accumulated Earnings	Non-controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2010	$310	$463,722	$(237,002)	$33,128	$—	$260,158
Conversion of OP Units to common stock	3	3,974	—	(3,977)	—	—
Issuance of common stock through exercise of options	3	2,265	—	—	—	2,268
Issuance of common stock through employee stock purchase plan	—	682	—	—	—	682
Compensation expenses related to stock options and restricted stock	—	4,708	—	—	—	4,708
Repurchase of common stock or Common OP Units	—	(216)	—	—	—	(216)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(37,300)	—	37,300	—	—
Common stock offering	60	343,989	—	—	—	344,049
Common stock issued for Acquisition	17	110,492	—	—	—	110,509
Adjustment for fair market value of swap	—	—	—	—	(2,893)	(2,893)
Net income	—	—	22,935	3,121	—	26,056
Distributions	—	—	(40,388)	(4,774)	—	(45,162)

Balance, September 30, 2011	$393	$892,316	$(254,455)	$64,798	$(2,893)	$700,159

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(amounts in thousands)

(unaudited)

	September 30,		September 30,
	2011		2010
Cash Flows From Operating Activities:
Consolidated net income	$	38,641	$49,801
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued real estate and other		—	231
Depreciation expense		60,879	54,798
Amortization of in-place leases		10,759	—
Amortization of loan costs		3,614	2,532
Debt premium amortization		(441)	5
Equity in income of unconsolidated joint ventures		(2,502)	(2,627)
Distributions from unconsolidated joint ventures		1,633	2,635
Amortization of stock-related compensation		4,708	3,957
Revenue recognized from right-to-use contract upfront payments		(4,328)	(3,341)
Commission expense recognized related to right-to-use contracts		1,413	1,020
Accrued long term incentive plan compensation		816	453
Increase in provision for uncollectible rents receivable		993	539
Changes in assets and liabilities:
Notes receivable activity, net		(712)	186
Rent and other customer receivables, net		(1,245)	(647)
Inventory		2,323	2,704
Deferred commission expense		(4,908)	(5,363)
Escrow deposits and other assets		(20,607)	5,153
Accrued payroll and other operating expenses		20,827	10,604
Deferred revenue – upfront payments from right-to-use contracts		13,096	15,170
Deferred revenue – right-to-use annual payments		(327)	655
Rents received in advance and security deposits		(4,341)	(3,806)

Net cash provided by operating activities		120,291	134,659

Cash Flows From Investing Activities:
Real estate acquisition		(513,475)	—
Notes receivable acquisition		(30,207)	—
Net tax-deferred exchange withdrawal		—	786
Proceeds from redemption of matured short-term investments		52,266	—
Net (borrowings) repayment of notes receivable		(1,785)	1,198
Capital improvements		(41,396)	(32,165)

Net cash used in investing activities		(534,597)	(30,181)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan		2,950	1,788
Net proceeds from issuance of Common Stock		344,049	—
Distributions to Common Stockholders, Common OP Unitholders, Perpetual Preferred OP Unitholders and Preferred Stockholders		(51,660)	(43,936)
Stock repurchase and Unit redemption		(216)	(399)
Acquisition of non-controlling interests		—	(1,478)
Principal payments and mortgage debt payoff		(68,762)	(199,267)
New mortgage notes payable financing proceeds		200,000	76,615
Term loan financing proceeds		200,000	—
Debt issuance costs		(11,918)	(1,510)

Net cash provided by (used in) financing activities		614,443	(168,187)

Net increase (decrease) in cash and cash equivalents		200,137	(63,709)
Cash and cash equivalents, beginning of period		12,659	145,128

Cash and cash equivalents, end of period	$	212,796	$81,419

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Cash Flows (continued)

For the Nine Months Ended September 30, 2011 and 2010

(amounts in thousands)

(unaudited)

	September 30,	September 30,
	2011	2010
Supplemental Information:
Cash paid during the period for interest	$68,806	$66,442
Non-cash activities (increase/(decrease)):
Manufactured homes acquired with dealer financing	$830	$3,674
Dealer financing	$830	$3,674
Capital improvements	$361	$624
Net repayments of notes receivable	$361	$624
Series A Cumulative Redeemable Perpetual Preferred Stock	$200,000	$—
Perpetual Preferred OP Units conversion	$(200,000)	$—

Acquisitions:
Escrow deposits and other assets	$—	$(10)
Notes receivable, net	$—	$(2,355)
Investment in real estate	$548,785	$2,365
Common Stock issued	$110,589	$—
Series B Subordinated Non-Voting Cumulative Redeemable Preferred Stock Issued	$84,234	$—
Mortgage notes payable	$348,754	$—
Accrued interest payable	$39	$—
Rents and other customer payments received in advance and security deposits	$3,972	$—
Accrued payroll and other operating expenses	$1,197	$—

Dispositions:
Other assets and liabilities, net	$—	$(97)
Investment in real estate	$—	$(3,531)
Mortgage notes payable assumed by purchaser	$—	$(3,628)

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Definition of Terms

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

Presentation

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

The Company applies the equity method of accounting to entities in which the Company does not have a controlling direct or indirect voting interest or for variable interest entities where it is not considered the primary beneficiary, but can exercise influence over the entity with respect to its operations and major decisions. The cost method is applied when (i) the investment is minimal (typically less than 5%) and (ii) the Company’s investment is passive.

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

Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company generally uses a 30-year estimated life for buildings and structural and land improvements acquired (including site development), a ten-year estimated life for building upgrades, a five-year estimated life for furniture, fixtures and equipment and a one-year life for acquired in-place leases. New rental units are generally depreciated using a 20-year estimated life from each model year down to a salvage value of 40% of the original costs. Used rental units are generally depreciated based on the estimated life of the unit with no estimated salvage value.

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

For long-lived assets to be held and used, including the Company’s investment in rental units, if an impairment indicator exists, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company would record an impairment loss for the amount of the estimated fair value in excess of the carrying amount, if any, of the asset.

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

As of September 30, 2011 and December 31, 2010, the carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits and other assets” on the Company’s consolidated balance sheets, were approximately $15.9 million, comprised of approximately $8.1 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $3.0 million and $1.6 million as of September 30, 2011 and December 31, 2010, respectively.

Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2011	$1,892
2012	$1,792
2013	$432
2014	$349
2015	$349

(f)	Cash and Cash Equivalents

The Company considers all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of September 30, 2011 and December 31, 2010 include approximately $4.1 million and $3.0 million, respectively, of restricted cash.

(g)	Short-term Investments

The Company’s short-term investments consist of U.S. Treasury Bills with maturity dates in excess of three months which are treated as held-to-maturity and are carried at the amortized cost. All U.S. Treasury Bills held as of December 31, 2010 matured and were redeemed during the nine months ended September 30, 2011.

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

During the three months ended September 30, 2011, the Company purchased approximately 1,700 Chattel Loans that were recorded at fair value at the time of acquisition of approximately $30.2 million under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”). (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a detailed description of our recent acquisition.) The fair value is a preliminary estimate and may be adjusted within one-year of the Acquisition in accordance with FASB ASC 805. The fair value of these Chattel Loans includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these Chattel Loans as of the transaction date. The face value of the Chattel Loans at the time of acquisition was approximately $82.1 million and the variance between the face amount and fair value is due to a number of factors including customer delinquency status, FICO scores, original down payment amount and below market stated interest rates. In estimating its cash flows from these Chattel Loans, the Company is currently assuming an annual default rate of 10% per annum for the first eight years of ownership and a 25% recovery rate on repossessions which results in a current estimated average interest rate on the carrying amount of approximately 17% per annum. Through September 30, 2011, the credit performance of these Chattel Loans has generally been consistent with the assumptions used in determining its initial fair value, and the Company’s original expectations regarding the amounts and timing of future cash flows has not changed. The carrying amount of these Chattel Loans as of September 30, 2011 was approximately $29.3 million. A probable decrease in management’s expectation of future cash collections related to these Chattel Loans could result in the need to record an allowance for credit losses in the future. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying pool of Chattel Loans. Due to the size of the Chattel Loan pool and maturity dates ranging up to 29 years, future credit losses or changes to interest income could be significant.

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

On August 14, 2008, the Company purchased Contracts Receivable that were recorded at fair value at the time of acquisition of approximately $19.6 million under the FASB ASC 310-30. The fair value of these Contracts Receivable included an estimate of losses that were expected to be incurred over the estimated life of the Contracts Receivable, and therefore no allowance for losses was recorded for these Contracts Receivable as of the transaction date. Through September 30, 2011, the credit performance of these Contracts Receivable has been better than the assumptions used in determining its initial fair value, and the Company has recently updated its expectations regarding the amounts and timing of future cash flows. The carrying amount of these Contracts Receivable as of September 30, 2011 and December 31, 2010 was approximately $1.9 million and $4.1 million, respectively. A probable decrease in management’s expectation of future cash collections related to these Contracts Receivable could result in the need to record an allowance for credit losses in the future. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying pool of Contracts Receivable.

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

The Company has received proceeds from insurance carriers of approximately $14.7 million through September 30, 2011 from the claims related to the 2004 and 2005 hurricanes. The proceeds were accounted for in accordance with the Codification Topic “Contingencies” (“FASB ASC 450”). During each of the nine months ended September 30, 2011 and 2010, approximately $2.6 million and $0.3 million, respectively, had been recognized as a gain on insurance recovery, which is net of approximately $0.9 million and $0.2 million, respectively, of contingent legal fees and included in income from other investments, net.

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

At December 31, 2010, the Company’s investments in U.S. Treasury Bills included in short-term investments of approximately $52.3 million, were classified as held-to-maturity and were measured using unadjusted quoted market prices (Level 1). At September 30, 2011, the Company’s cash flow hedges of interest rate risk included in accrued payroll and other operating expenses, were measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). The fair values of the Company’s remaining financial instruments approximate their carrying or contract values. The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period Consolidated Statements of Operations.

(m) Deferred Financing Costs, net

Deferred financing costs, net, include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a level yield basis, which approximates straight line. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with, Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was approximately $13.8 million and $12.6 million at September 30, 2011 and December 31, 2010, respectively.

(n) Revenue Recognition

The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. The Company will reserve for receivables when it believes the ultimate collection is less than probable. The Company’s provision for uncollectible rents receivable was approximately $3.9 million and $3.0 million as of September 30, 2011 and December 31, 2010, respectively.

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

(o) Preferred Stock

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

During the quarter ended September 30, 2011, the Company issued 1,242,462 shares of Series B Subordinated Non-Voting Cumulative Preferred Stock (the “Series B Preferred Stock”), par value $0.01 per share. On October 3, 2011, the Company issued 497,538 shares of Series B Preferred Stock. No additional shares of Series B Preferred Stock will be issued in connection with the Acquisition. The Series B Preferred Stock was issued to partially fund the Acquisition (as defined herein) which is discussed in detail in Note 13 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q.

The Company accounts for the Preferred Stock in accordance with the Codification Topic “Distinguishing Liabilities from Equity – SEC Materials” (“FASB ASC 480-10-S99”). Holders of the Series A Preferred Stock and Series B Preferred Stock have certain preference rights with respect to the common stock. Based on the Company’s analysis, the Series A Preferred Stock and Series B Preferred Stock has been classified as redeemable interests outside of permanent equity in the mezzanine section as a result of certain registration requirements or other terms.

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

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 amends current guidance found in FASB ASC 220, “Comprehensive Income.” ASU No. 2011-05 requires entities to present comprehensive income in either: (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. ASU No. 2011-05 is effective for the Company beginning with the first quarter of 2012. The Company plans to add the additional disclosures upon adoption and do not expect those disclosures to be material.

(q) Reclassifications

Certain 2010 amounts have been reclassified to conform to the 2011 presentation. This reclassification had no material effect on the consolidated balance sheets or statements of operations of the Company.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 2 – Earnings Per Common Share

Earnings per common share are based on the weighted average number of common shares outstanding during each year. Codification Topic “Earnings Per Share” (“FASB ASC 260”) defines the calculation of basic and fully diluted earnings per share. Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year and basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. The conversion of OP Units and the redemption of any Series B Preferred Stock have been excluded from the basic earnings per share calculation. The conversion of an OP Unit or the redemption of a share of Series B Preferred Stock for a share of common stock has no material effect on earnings per common share on a fully diluted basis.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerators:
Income from Continuing Operations:
Income from continuing operations – basic	$1,355	$17,307	$38,641	$49,801
Amounts allocated to dilutive securities	177	1,722	3,587	5,115

Income from continuing operations – fully diluted	$1,532	$19,029	$42,228	$54,916

Income from Discontinued Operations:
Loss from discontinued operations – basic	$—	$—	$—	$(199)
Amounts allocated to dilutive securities	—	—	—	(32)

Loss from discontinued operations – fully diluted	$—	$—	$—	$(231)

Net Income Available for Common Shares – Fully Diluted:
Net (loss) income available for Common Shares – basic	$(2,853)	$11,554	$22,934	$32,617
Amounts allocated to dilutive securities	177	1,722	3,587	5,083

Net (loss) income available for Common Shares – fully diluted	$(2,676)	$13,276	$26,521	$37,700

Denominator:
Weighted average Common Shares outstanding – basic	38,346	30,620	34,017	30,447
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	4,286	4,640	4,311	4,792
Redemption of Series B Preferred Stock	598	—	202	—
Employee stock options and restricted shares	372	270	328	252

Weighted average Common Shares outstanding – fully diluted	43,602	35,530	38,858	35,491

Earnings per Common Share – Basic:
(Loss) income from continuing operations available for Common Shares	$(0.07)	$0.38	$0.67	$1.08
Loss from discontinued operations	—	—	—	(0.01)

Net (loss) income available for Common Shares	$(0.07)	$0.38	$0.67	$1.07

Earnings per Common Share – Fully Diluted:
(Loss) income from continuing operations available for Common Shares	$(0.07)	$0.37	$0.67	$1.07
Loss from discontinued operations	—	—	—	(0.01)

Net (loss) income available for Common Shares(a)	$(0.07)	$0.37	$0.67	$1.06

a)	During the three months ended September 30, 2011, the Company reported a net loss available to common shares. As a result of the net loss, the Company’s unvested restricted stock, common OP Units and Series B Preferred Stock were anti-dilutive, and therefore earnings per common share-fully diluted is computed in the same manner as earnings per common share-basic.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 3 – Common Stock and Other Equity Related Transactions

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

On June 7, 2011, the Company issued approximately 6.0 million shares of common stock in an equity offering for approximately $344.0 million in proceeds, net of offering costs. The proceeds are being used to partially fund the Acquisition discussed in detail in Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.

During the three months ended September 30, 2011, the Company issued 1,708,276 shares of common stock and 1,242,462 shares of Series B Preferred Stock. On October 3, 2011, the Company issued 497,538 shares of Series B Preferred Stock. No additional shares of Series B Preferred Stock will be issued in connection with the Acquisition. All of the shares were issued to partially fund the Acquisition which is discussed in detail in Note 13 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q.

On October 14, 2011, the Company paid a $0.375 per share distribution for the three months ended September 30, 2011 to common stockholders of record on September 30, 2011. On July 8, 2011, the Company paid a $0.375 per share distribution for the three months ended June 30, 2011 to common stockholders of record on June 24, 2011. On April 8, 2011, the Company paid a $0.375 per share distribution for the three months ended March 31, 2011 to common stockholders of record on March 25, 2011.

On September 30, 2011, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock to Series A preferred stockholders of record on September 9, 2011. On June 30, 2011, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock, to Series A preferred stockholders of record on June 10, 2011. On March 31, 2011, the Company paid a $0.156217 per share distribution on the Company’s Series A Preferred Stock, to Series A preferred stockholders of record on March 21, 2011. On March 31, 2011, the Company paid pro-rata distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units which were exchanged on March 4, 2011 for the Series A Preferred Stock.

On October 14, 2011, the Company paid a $0.375 per share distribution on the Company’s Series B Preferred Stock, to Series B preferred stockholders of record on September 30, 2011.

Note 4 – Investment in Real Estate

Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Buildings and other depreciable property consist of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, rental units and furniture, fixtures and equipment.

All acquisitions have been accounted for utilizing the acquisition method of accounting and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be made within one year following the acquisitions.

During the three months ended September 30, 2011, the Company closed on 58 of the Acquisition Properties and certain Home Related Assets (as defined herein) associated with such 58 Acquisition Properties for a stated purchase price of approximately $1,047.0 million. The Company’s gross investment in real estate increased by approximately $1,062.0 million, or the estimated fair value of the 58 Acquisition Properties, as a result of these Acquisition Properties. The total fair value and the allocation to land and depreciable property is a preliminary estimate and may be adjusted within one-year of the Acquisition in accordance with FASB ASC 805. (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a detailed description of our recent Acquisition.)

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

As of September 30, 2011, the Company had no Properties designated as held for disposition pursuant to FASB ASC 360-10-35.

Note 5 – Investment in Joint Ventures

The Company recorded approximately $1.6 million and $1.7 million of equity in income from unconsolidated joint ventures, net of approximately $0.9 million of depreciation expense for each of the nine months ended September 30, 2011 and 2010. The Company received approximately $1.6 million and $2.6 million in distributions from such joint ventures and which were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, respectively. Approximately $0.1 million and $0.3 million of the distributions received in the nine months ended September 30, 2011 and 2010, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in equity in income from unconsolidated joint ventures.

The following table summarizes the Company’s investments in unconsolidated joint ventures (with the number of Properties shown parenthetically as of September 30, 2011 and December 31, 2010, respectively with dollar amounts in thousands):

					Investment as of		JV Income for the Nine Months Ended
Investment	Location	Number of Sites	Economic Interest (1)		September 30, 2011	December 31, 2010	September 30, 2011	September 30, 2010
Meadows Investments	Various (2,2)	1,027	50%		$433	$276	$685	$823
Lakeshore Investments	Florida (2,2)	342	65%		139	115	196	174
Voyager	Arizona (1,1)	1,706	50	%(2)	7,666	8,055	701	717

		3,075			$8,238	$8,446	$1,582	$1,714

(1)	The percentages shown approximate the Company’s economic interest as of September 30, 2011. The Company’s legal ownership interest may differ.
(2)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and a 25% interest in the utility plant servicing the Property.

Note 6 – Notes Receivable

As of September 30, 2011 and December 31, 2010, the Company had approximately $58.1 million and $25.7 million in notes receivable, respectively. As of September 30, 2011 and December 31, 2010, the Company had approximately $38.1 million and $8.9 million, respectively, in Chattel Loans receivable, require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of September 30, 2011, the Chattel Loans receivable yielded interest at a stated per annum average rate of approximately 7.8% and had an average term remaining of approximately 15 years. These notes are recorded net of allowances of approximately $0.4 million as of both September 30, 2011 and December 31, 2010. During the nine months ended September 30, 2011 and year ended December 31, 2010, approximately $0.2 million and $0.8 million, respectively, was repaid and an additional $1.3 million and $0.4 million, respectively, was loaned to customers. During the three months ended September 30, 2011, the Company acquired approximately $30.2 million of Chattel Loans in connection with the Acquisition. (See Note 1(h) in the Notes to Consolidated Financial Statements contained in this Form 10-Q for discussion on the Company’s accounting policy with respect to these recently acquired Chattel Loans.)

As of September 30, 2011 and December 31, 2010, the Company had approximately $16.1 million and $16.7 million, respectively, of Contracts Receivable, including allowances of approximately $0.9 million and $1.4 million, respectively. These Contracts Receivable represent loans to customers who have entered right-to-use contracts. The Contracts Receivable yield interest at a stated per annum average rate of 16.1%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the nine months ended September 30, 2011 and year

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 6 – Notes Receivable (continued)

ended December 31, 2010, approximately $5.6 million and $8.6 million, respectively, was repaid and an additional $4.7 million and $7.9 million, respectively, was loaned to customers.

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

Note 7 – Long-Term Borrowings

Mortgage Notes Payable

As of September 30, 2011 and December 31, 2010, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $1,893 million and $1,413 million, respectively. The weighted average interest rate on this mortgage indebtedness for the nine months ended September 30, 2011 was approximately 5.8% per annum. The debt bears interest at rates of 5.0% to 8.5% per annum and matures on various dates ranging from 2013 to 2021. The debt encumbered a total of 160 and 129 of the Company’s Properties as of September 30, 2011 and December 31, 2010, respectively, and the carrying value of such Properties was approximately $2,261 million and $1,508 million, respectively, as of such dates.

During the nine months ended September 30, 2011, the Company paid off nine maturing mortgages totaling approximately $52.5 million, with a weighted average interest rate of 7.04% per annum.

During the three months ended September 30, 2011, the Company closed on approximately $200 million of financing on 20 manufactured home communities and three resort properties with a weighted average interest rate of 5.02% per annum, maturing in 2021. The Company also assumed approximately $349 million of mortgage debt which includes a fair value adjustment of approximately $21 million secured by 18 Acquisition Properties (as defined herein) with stated interest rates ranging from 4.65% to 7.31% per annum, maturing in various years ranging from 2013 to 2020. The fair value of the assumed mortgage debt is a preliminary estimate and may be adjusted within one-year of the Acquisition in accordance with FASB ASC 805.

Term Loan

On July 1, 2011, the Company closed on a $200.0 million Term Loan that matures on June 30, 2017 and has a one-year extension option, an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty after July 1, 2014. Prior to July 1, 2014, a prepayment penalty of 2% of the amount prepaid would be owed. The spread over LIBOR is variable based on leverage throughout the loan. The Term Loan contains an arrangement fee of approximately $0.5 million, an upfront fee of approximately $1.3 million and an annual administrative agency fee of $20,000 as well as customary representations, warranties and negative and affirmative covenants and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, the Company also entered into a three-year LIBOR Swap Agreement (the “Swap”) allowing the Company to trade its variable interest rate for a fixed interest rate on the Term Loan. The Swap fixes the underlying LIBOR rate on the Term Loan at 1.11% per annum for the first three years and based on anticipated leverage at the completion of the Acquisition, the Company’s spread over LIBOR is expected to be 2.15% resulting in an initial estimated all-in interest rate of 3.26% per annum. The proceeds were used to partially fund the Acquisition discussed in detail in Note 13 in the Notes to the Consolidated Financial Statements Contained in this Form 10Q. (See Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further information on the accounting of the Swap.)

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 7 – Long-Term Borrowings (continued)

Unsecured Line of Credit

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

As of September 30, 2011, the Company’s LOC had an availability of $380 million of which no amounts were outstanding.

Note 8 – Derivative Instruments and Hedging Activities

Cash Flow Hedges of Interest Rate Risk

In June 2011, the Company entered into a $200 million notional swap to hedge the variable cash flows associated with forecasted issuance of debt. (See Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for information about the Term Loan related to the $200 million notional swap.) No gain or loss was recognized in the Consolidated Statements of Operations related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedge during the three and nine months ended September 30, 2011.

Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheet related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.4 million will be reclassified as an increase to interest expense.

Disclosure of Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s Consolidated Balance Sheet as of September 30, 2011 (amounts in thousands).

	As of September 30, 2011
	Balance Sheet Location	Fair Value
Interest Rate Swap	Accrued payroll and other operating expenses	$2,893

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 8 – Derivative Instruments and Hedging Activities (continued)

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the three and nine months ended September 30, 2011.

Three Months ended September 30, 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	$3,030	Interest Expense	$473	Other Expense	$—

Nine Months ended September 30, 2011:

Derivatives in Cash Flow Hedging Relationships	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	$3,366	Interest Expense	$473	Other Expense	$—

As of September 30, 2011, the fair value of the derivative in a net liability position, which includes accrued interest and any adjustment for nonperformance risk related to this derivative agreement was $3.0 million. The Company determined no adjustment was necessary for nonperformance risk on its derivative obligation. As of September 30, 2011, the Company has not posted any collateral related to this agreement.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 9 – Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense

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

Components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2011	2010
Deferred revenue—entry of right-to-use contracts, as of January 1,	$44,349	$29,493

Deferral of new right-to-use contracts	13,096	15,170
Deferred revenue recognized	(4,328)	(3,341)

Net increase in deferred revenue	8,768	11,829

Deferred revenue—entry of right-to-use contracts, as of September 30,	$53,117	$41,322

Deferred commission expense, as of January 1,	$14,898	$9,373

Costs deferred	4,908	5,363
Commission expense recognized	(1,413)	(1,020)

Net increase in deferred commission expense	3,495	4,343

Deferred commission expense, September 30,	$18,393	$13,716

Note 10 – Stock Option Plan and Stock Grants

The Company accounts for its stock-based compensation in accordance with the Codification Topic “Compensation – Stock Compensation” (“FASB ASC 718”).

Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Operations, for the nine months ended September 30, 2011 and 2010, was approximately $4.7 million and $4.0 million, respectively.

Pursuant to the Stock Option Plan as discussed in Note 13 to the 2010 Form 10-K, certain officers, directors, employees and consultants have been offered the opportunity to acquire shares of common stock of the Company through stock options (“Options”). During the nine months ended September 30, 2011 and 2010, Options for 72,384 and 26,000 shares, respectively, of common stock were exercised for proceeds of approximately $2.3 million and $1.0 million, respectively.

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

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 11 – Long-Term Cash Incentive Plan

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

The Committee has responsibility for administering the 2010 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or events. The 2010 LTIP includes 32 participants. The Company’s executive officers are not participants in the 2010 LTIP. The Eligible Payment will be paid in cash upon completion of the Company’s annual audit for the 2012 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2010 LTIP and, including employer costs, is currently estimated to be approximately $2.9 million. As of September 30, 2011 and December 31, 2010, the Company had accrued compensation expense of approximately $1.5 million and $0.7 million, respectively, for the 2010 LTIP including approximately $0.8 million and $0.7 million in the nine months ended September 30, 2011 and year ended December 31, 2010.

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

Note 12 – Commitments and Contingencies

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

The City and residents’ association (which intervened in the case) appealed, and the Company cross-appealed. The briefing schedule for the appeal has been set to conclude on December 5, 2011.

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

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies (continued)

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

The tenant association continued to seek damages, penalties and fees in their separate action based on the same claims the City made on the tenants’ behalf in the City’s case. The Company moved for judgment on the pleadings in the tenant association’s case on the ground that the tenant association’s case is moot in light of the result in the City’s case. On November 6, 2008, the Court granted the Company’s motion for judgment on the pleadings without leave to amend. The tenant association appealed. In June 2010, the Court of Appeal remanded the case for further proceedings, ruling that (i) the mootness finding was not correct when entered but could be reasserted after the amounts held in escrow have been disbursed to the residents; (ii) there is no basis for the tenant association’s punitive damage claim or its claim under the California Mobile Home Residency Law; and (iii) the trial court should consider certain of the tenant association’s other claims. On remand, the Court has entered a schedule for the remainder of the case, including a hearing date of November 18, 2011 for the parties’ cross-motions for summary judgment, and a trial call date of January 6, 2012.

In addition, the Company sued the City of Santee in federal court alleging all three of the ordinances are unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. On October 13, 2010, the District Court: (1) dismissed the Company’s claims without prejudice on the ground that they were not ripe because the Company had not filed and received from the City a final decision on a rent increase petition, and (2) found that those claims are not foreclosed by any of the state court rulings. On November 10, 2010, the Company filed a notice of appeal from the District Court’s ruling dismissing the Company’s claims. On April 20, 2011, the appeal was voluntarily dismissed pursuant to stipulation of the parties. In order to ripen its claims, the Company filed a rent increase petition with the City. At a hearing held on October 6, 2011, the City’s Manufactured Home Fair Practices Commission voted to deny that petition, and on October 27, 2011, entered written findings denying it. The Company intends to pursue further adjudication of its rights in federal court.

Colony Park

On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that the Company had failed to properly maintain the Property and had improperly reduced the services provided to the tenants, among other allegations. The Company answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case proceeded in Superior Court because the Company’s motion to compel arbitration was denied and the denial was upheld on appeal. Trial of the case began on July 27, 2010. After just over three months of trial in which the plaintiffs asked the jury to award a total of approximately $6.8 million in damages, the jury rendered verdicts awarding a total of less than $44,000 to six out of the 72 plaintiffs, and awarding nothing to the other 66 plaintiffs. The plaintiff’s who were awarded nothing filed a motion for a new trial or alternatively for judgment notwithstanding the jury’s verdict, which the Court denied on February 14, 2011. All but 3 of the 66 plaintiffs to whom the jury awarded nothing have appealed, and the appeal is in the briefing stage.

The Company filed a memorandum of costs that seeks a costs award of approximately $0.2 million, and has filed a motion that seeks an attorneys’ fees award of approximately $2.1 million. Despite the jury’s verdict awarding less than $44,000 to only 6 plaintiffs, the plaintiffs have filed a memorandum of costs that seeks a costs award of approximately $56,000, and has filed a motion that seeks an attorneys’ fees award of approximately $0.8 million. The Company has vigorously opposed any award of costs or attorneys’ fees to any of the plaintiffs. Hearings on the parties’ respective requests for awards of costs and attorneys’ fees were held on June 9, 2011 and October 17, 2011. Those requests remain pending, and the Court has indicated it will issue a written decision ruling on those requests.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies (continued)

California Hawaiian

On April 30, 2009, a group of tenants at the Company’s California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company moved to compel arbitration and stay the proceedings, to dismiss the case, and to strike portions of the complaint. By order dated October 8, 2009, the Court granted the Company’s motion to compel arbitration and stayed the court proceedings pending the outcome of the arbitration. The plaintiffs filed with the Court of Appeal a petition for a writ seeking to overturn the trial court’s arbitration and stay orders. On May 10, 2011, the Court of Appeal granted the petition and ordered the trial court to vacate its order compelling arbitration and to restore the matter to its litigation calendar for further proceedings. On May 24, 2011, the Company filed a petition for rehearing requesting the Court of Appeal to reconsider its May 10, 2011 decision. On June 8, 2011, the Court of Appeal denied the petition for rehearing. On June 16, 2011, the Company filed with the California Supreme Court a petition for review of the Court of Appeal’s decision. On August 17, 2011, the California Supreme Court denied the petition for review. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the litigation.

Hurricane Claim Litigation

On June 22, 2007, the Company filed suit in the Circuit Court of Cook County, Illinois (Case No. 07CH16548), against its insurance carriers, Hartford Fire Insurance Company, Essex Insurance Company, Lexington Insurance Company and Westchester Surplus Lines Insurance Company, regarding a coverage dispute arising from losses suffered by the Company as a result of hurricanes that occurred in Florida in 2004 and 2005. The Company also brought claims against Aon Risk Services, Inc. of Illinois (“Aon”), the Company’s former insurance broker, regarding the procurement of appropriate insurance coverage for the Company. The Company is seeking declaratory relief establishing the coverage obligations of its carriers, as well as a judgment for breach of contract, breach of the covenant of good faith and fair dealing, unfair settlement practices and, as to Aon, for failure to provide ordinary care in the selling and procuring of insurance. The claims involved in this action are approximately $11 million.

In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, the Company filed its Second Amended Complaint (“SAC”), which the insurers answered. In response to the court’s dismissal of the SAC’s claims against Aon, the Company ultimately filed, on February 2, 2009, a new Count VIII against Aon alleging a claim for breach of contract, which Aon answered. In January 2010, the parties engaged in a settlement mediation, which did not result in a settlement. In June 2010, the Company filed motions for partial summary judgment against the insurance companies seeking a finding that our hurricane debris cleanup costs are within the extra expense coverage of our excess insurance policies. On December 13, 2010, the Court granted the motion. Discovery is proceeding with respect to various remaining issues, including the amounts of the debris cleanup costs the Company is entitled to collect pursuant to the Court’s order granting the Company partial summary judgment.

The Company has entered settlements of its claims with certain of the insurers and also received additional payments from certain of the insurers since filing the lawsuit, collectively totaling approximately $7.4 million.

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

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies (continued)

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

Membership Class Action

On July 29, 2011, the Company was served with a class action lawsuit in California state court filed by a two named plaintiffs, who are husband and wife. Among other allegations, the suit alleges that the plaintiffs purchased a membership in the Company’s Thousand Trails network of campgrounds and paid annual dues; that they were unable to make a reservation to utilize one of the campgrounds because, they were told, their membership did not permit them to utilize that particular campground; that the Company failed to comply with the written disclosure requirements of various states’ membership camping statutes; that the Company misrepresented that it provides a money back guaranty; and that the Company misrepresented that the campgrounds or portions of the campgrounds would be limited to use by members.

Allegedly on behalf of “between 100,000 and 200,000” putative class members, the suit asserts claims for alleged violation of: (1) the California Civil Code §§ 1812.300, et seq.; (2) the Arizona Revised Statutes §§ 32-2198, et seq.; (3) Chapter 222 of the Texas Property Code; (4) Florida Code §§ 509.001, et seq.; (5) Chapter 119B of the Nevada Administrative Code; (6) Business & Professions Code §§ 17200, et seq., (7) Business & Professions Code §§ 17500; (8) Fraud – Intentional Misrepresentation and False Promise; (9) Fraud – Omission; (10) Negligent Misrespresentation; and (11) Unjust Enrichment. The complaint seeks, among other relief, rescission of the membership agreements and refund of the member dues of plaintiffs and all others who purchased a membership from or paid membership dues to the Company since July 21, 2007; general and special compensatory damages; reasonable attorneys’ fees, costs and expenses of suit; punitive and exemplary damages; a permanent injunction against the complained of conduct; and pre-judgment interest.

On August 19, 2011, the Company filed an answer generally denying the allegations of the complaint, and asserting affirmative defenses. On August 23, 2011, the Company removed the case from the California state court to the federal district court in San Jose. The Company will vigorously defend the lawsuit.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies (continued)

Other

The Company is involved in various other legal and regulatory proceedings arising in the ordinary course of business. Such proceedings include, but are not limited to, notices, consent decrees information requests, and, additional permit requirements and other similar enforcement actions by governmental agencies relating to the Company’s water and wastewater treatment plants and other waste treatment facilities. Additionally, in the ordinary course of business, the Company’s operations are subject to audit by various taxing authorities. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company. In addition, to the extent any such proceedings or audits relate to newly acquired Properties, the Company considers any potential indemnification obligations of sellers in favor of the Company.

Note 13 – Acquisitions

On May 31, 2011, the Company’s operating partnership entered into purchase and other agreements (the “Purchase Agreements”) to acquire a portfolio of 75 manufactured home communities and one RV resort (the “Acquisition Properties”) containing 31,167 sites on approximately 6,500 acres located in 16 states (primarily located in Florida and the northeastern region of the United States) and certain manufactured homes and loans secured by manufactured homes located at the Acquisition Properties which the Company refers to as the “Home Related Assets” and collectively with the Acquisition Properties, as the “Acquisition Portfolio,” for a stated purchase price of $1.43 billion (the “Acquisition”). Closing costs associated with the Acquisition of approximately $17.3 million were incurred during the nine months ended September 30, 2011.

During the three months ended September 30, 2011, the Company closed on 58 of the Acquisition Properties and certain Home Related Assets associated with such 58 Acquisition Properties for a stated purchase price of approximately $1,047 million. The Company funded the purchase price of this closing with (i) the issuance of 1,708,276 shares of its common stock, to the seller with an aggregate stated value of approximately $99 million, (ii) the issuance of 1,242,462 shares of Series B Preferred Stock to the seller with an aggregate stated value of approximately $72 million, (iii) the assumption of approximately $328 million of mortgage debt secured by 18 Acquisition Properties, (iv) approximately $200 million of cash from the Term Loan the Company closed on July 1, 2011 and (v) approximately $348 million in cash primarily from the net proceeds of the June 2011 common stock offering.

During October 2011, the Company closed on 10 of the remaining Acquisition Properties. (See Note 14 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for details regarding these closings.) The Company expects to close on seven of the remaining Acquisition Properties on or before November 30, 2011. The terms of the Purchase Agreement provided for a July 1, 2011 closing with respect to the Clinton Acquisition Property and as a result of underwriting issues related to the property, the Company and seller agreed that the Company’s acquisition of the Clinton property would be deemed terminated, but also agreed that the Company may reinstate the acquisition of the Clinton property at any time on or prior to December 31, 2011. The Company is continuing to perform due diligence on the Clinton property and therefore, the Company is unable to provide a current estimate of a closing date for the Clinton property.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 13 – Acquisitions (continued)

The Company is in the process of allocating the purchase price and has engaged a third-party to assist with its allocation for the Acquisition. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in the Acquisition, which we determined using level two and level three inputs (amounts in thousands). The fair value is a preliminary estimate and may be adjusted within one-year of the Acquisition in accordance with FASB ASC 805. The table includes the Company’s estimated fair value for the entire Acquisition, which is not currently complete and is not limited to the portion of the Acquisition completed during the three months ended September 30, 2011.

Assets
Land	$478,000
Manufactured homes	26,000
In-place leases	75,000
Depreciable property	873,000

Net investment in real estate	1,452,000
Notes receivable, net	42,000
Other assets	9,000

Total Assets	$1,503,000

Liabilities
Mortgage notes payable	$549,000
Accrued payroll and other operating expenses	2,000
Rents and other customer payments received in advance and security deposits	5,000

Total Liabilities	$556,000

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

Unaudited Pro Forma Results of Operations(1)

(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Total revenues	$177,413	$173,569	$517,024	$508,377
Net income available for Common Shares	$22,742	$(3,889)	$65,528	$(14,197)
Earnings per Common Share – Basic	$0.59	$(0.10)	$1.86	$(0.37)
Earnings per Common Share – Fully Diluted(2)	$0.56	$(0.10)	$1.80	$(0.37)

1.	The following expenses, except for f. below, are not reflected in the Unaudited Pro Forma Results of Operations as they are either short-term in nature or are not reflective of the historical results of the Company or the seller:
a.	For the Acquisition Properties the Company has closed on, the Company entered into a property management agreement with the seller for a fee of four percent of property revenues beginning on July 1, 2011 and ending on September 30, 2011.
b.	The Company entered into a loan servicing agreement, effective July 1, 2011, with respect to the Chattel Loans the Company is acquiring in the Acquisition. The loan servicing fee was $55,000 per month and expired on September 30, 2011.
c.	The Company has estimated that its annual incremental property management expenses associated with the Acquisition are approximately $5.5 million.
d.	The Company has estimated that its annual incremental general and administrative expenses associated with the Acquisition, including Chattel Loan servicing, are approximately $1.6 million.
e.	Transaction costs related to the Acquisition are not expected to have a continuing impact and therefore have been excluded from these pro forma results.
f.	For the three and nine months ended September 30, 2010, the Company has estimated the amortization expense of an intangible asset for in-place leases to be approximately $19.0 million and $57.0 million, respectively. The estimate useful life for acquired in-place leases is one year.
2.	For the three and nine months ended September 30, 2010, both the Company’s weighted average approximately 4.9 million common OP Units (which were dilutive to the Company’s historical operations) and the issuance of 1,740,000 shares of Series B Preferred Stock were anti-dilutive, and therefore both were excluded from the computation of the Pro Forma Earnings per Common Share – Fully Diluted.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 14 – Subsequent Events

During October 2011, the Company closed on 10 of the Acquisition Properties and certain Home Related Assets associated with such 10 Acquisition Properties for a stated purchase price of approximately $267 million. The Company funded the purchase price of these closings with (i) the issuance of 497,538 shares of Series B Preferred Stock to the seller with an aggregate stated value of approximately $29 million, (ii) the assumption of approximately $132 million of mortgage debt secured by the 10 Acquisition Properties and (iii) approximately $106 million in cash. The cash was primarily obtained from the $200 million of financings originated during the three months ended September 30, 2011 (See Note 8 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for details regarding these financings).

On October 24, 2011, the Company, on behalf of a selling stockholder, closed on a public offering of 3,162,069 shares of common stock. The 3,162,069 shares of common stock sold included 1,453,793 shares of common stock issued by the Company upon redemption of 1,453,793 shares of Series B Preferred Stock, par value $0.01 per share. The Company did not receive any proceeds from the offering.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of September 30, 2011, the Company owned or had an ownership interest in a portfolio of 365 Properties located throughout the United States and Canada containing 134,005 residential sites. These Properties are located in 32 states and British Columbia, with the number of Properties in each state or province shown parenthetically, as follows: Florida (111), California (48), Arizona (41), Michigan (15), Texas (15), Washington (15), Pennsylvania (13), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Nevada (7), Virginia (7), New York (6), Indiana (5), Maine (5), Massachusetts (5), Wisconsin (5), Illinois (4), Minnesota (4), New Jersey (4), South Carolina (3), Utah (3), Idaho (2), New Hampshire (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1) Maryland (1) and British Columbia (1).

This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include, without limitation, information regarding the Company’s expectations, goals or intentions regarding the future, statements regarding the anticipated closings of the remainder of the pending Acquisition and the expected effect of the Acquisition on the Company. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

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

•

the completion of the remainder of the Acquisition and future acquisitions, if any, and timing and effective integration with respect thereto and the Company’s estimates regarding the future performance of the Acquisition Properties;

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

The following chart lists the Properties acquired, invested in, or sold since January 1, 2010 through September 30, 2011.

Property	Transaction Date	Sites
Total Sites as of January 1, 2010		110,575
Property or Portfolio (# of Properties in parentheses):
Acquisitions:
Desert Vista (1)	April 21, 2010	125
St. George (1)	April 21, 2010	123
Tall Chief (1)	April 21, 2010	180
Valley Vista (1)	April 21, 2010	145
Acquisition Properties (35)	July 1, 2011	12,057
Acquisition Properties (16)	August 1, 2011	7,826
Acquisition Properties (7)	September 1, 2011	3,114

Expansion Site Development and other:
Sites added (reconfigured) in 2010		19
Sites added (reconfigured) in 2011		6
Dispositions:
Creekside (1)	January 10, 2010	(165)

Total Sites as of September 30, 2011		134,005

Since January 1, 2010, the gross investment in real estate has increased from $2,538 million to $3,685 million as of September 30, 2011.

Outlook

Occupancy in the Company’s Properties as well as its ability to increase rental rates directly affects revenues. The Company’s revenue streams are predominantly derived from customers renting its sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.

The Company has approximately 88,000 annual sites, approximately 8,900 seasonal sites, which are leased to customers generally for three to six months, and approximately 9,700 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. The Company expects to service over 100,000 customers at its transient sites and the Company considers this revenue stream to be its most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, the Company has approximately 24,300 sites designated as right-to-use sites which are primarily utilized to service the approximately 106,000 customers who have entered into right-to-use contracts. The Company also has interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

Total Sites as of
September 30, 2011 (rounded to 000’s)
Community sites	67,200
Resort sites:
Annual	20,800
Seasonal	8,900
Transient	9,700
Right-to-use (1)	24,300
Joint Ventures (2)	3,100

134,000

(1)	Includes approximately 3,300 sites rented on an annual basis.
(2)	Joint venture income is included in Equity in income of unconsolidated joint ventures.

A significant portion of the Company’s rental agreements on community sites are directly or indirectly tied to published CPI statistics that are issued from June through September each year. The Company currently expects its 2012 Core community base rental income to increase approximately 2.3% as compared to 2011.

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

The Company’s manufactured home rental operations have been increasing since 2007. As of September 30, 2011, occupied manufactured home rentals increased to 3,956 or 336.2%, from 907 for the year ended December 31, 2007. Net operating income from rental operations increased to approximately $14.5 million for the year ended December 31, 2010 from approximately $5.9 million for the year ended December 31, 2007. The Company believes that, unlike the home sales business, at this time it competes effectively with other types of rentals (i.e. apartments). To address the capital requirements of the home rental operations, the Company is in discussions with capital providers and manufacturers on rental home ownership structures that would attract capital.

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

A single zone ZPP requires no upfront payment while ZPPs including additional zones require modest upfront payments. The Company entered into approximately 6,300 ZPP’s during the nine months ended September 30, 2011. The ZPPs are contributing to a reduction in the net attrition of the customers who enter right-to-use contracts.

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

2011 Acquisition Disclosure

On May 31, 2011, the Company’s operating partnership entered into purchase and other agreements (the “Purchase Agreements”) to acquire a portfolio of 75 manufactured home communities and one RV resort (the “Acquisition Properties”) containing 31,167 sites on approximately 6,500 acres located in 16 states (primarily located in Florida and the northeastern region of the United States) and certain manufactured homes and loans secured by manufactured homes located at the Acquisition Properties which the Company refers to as the “Home Related Assets” and collectively with the Acquisition Properties, as the “Acquisition Portfolio,” for a stated purchase price of $1.43 billion (the “Acquisition”). Total closing costs associated with the Acquisition are expected to be approximately $22 million of which approximately $17.3 million were incurred during the nine months ended September 30, 2011.

The purchase price of the Acquisition will be funded through:

•	the net proceeds of approximately $344.0 million from the Company’s June 2011 public offering of 6,037,500 shares of common stock;

•

the assumption by the Company of fixed-rate, non-recourse mortgage indebtedness secured by 34 of the Acquisition Properties which is subject to lender approval of which approximately $460.0 million was assumed between August 1 and October 31, 2011 and approximately $55.0 million is expected to be assumed during November 2011;

•

the Company’s issuance to the seller of: (i) 1,708,276 shares of the Company’s common stock, and (ii) 1,740,000 shares of Series B Subordinated Non-Voting Cumulative Preferred Stock par value $0.01 per share (the “Series B Preferred Stock”) which in the Purchase Agreements have a stipulated aggregate value of $200.0 million;

•

$200.0 million of mortgage notes payable through two 10-year secured financings the Company entered into during the three months ended September 30, 2011 with a weighted average interest rate of approximately 5.02% per annum (see Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for a description of the notes.); and

•

a $200.0 million senior unsecured term loan (the “Term Loan”) entered into on July 1, 2011 that matures on June 30, 2017 and has a one-year extension option, an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty after July 1, 2014 (see Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for a description of the Term Loan.)

After completing the Acquisition in its entirety the Company expects to own 383 Properties containing approximately 142,200 sites as compared to 307 Properties containing approximately 111,000 sites on December 31, 2010. As of November 4, 2011, the Company has closed on a total of 68 Acquisition Properties containing 27,907 sites located in 16 states for a stated purchase price of approximately $1,314 million. The purchase price in connection with the closing of the 68 Acquisition Properties was funded with: (i) the issuance of 1,708,276 shares of the Company’s common stock to the seller with an aggregate stated value of $99 million, (ii) the issuance of 1,740,000 shares of Series B Preferred Stock to the seller with an aggregate stated value of $101 million, (iii) the assumption of approximately $460 million of mortgage debt secured by xx Acquisition Properties, (iv) approximately $200 million of proceeds from the July 1, 2011 Term Loan closing, (v) approximately $100 million of proceeds from the August 9, 2011 closing of a mortgage note payable,

(vi) approximately $100 million from the September 15, 2011 closing of a mortgage note payable and (vii) approximately $254 million in cash primarily from the proceeds of our June 2011 common stock offering. The Company’s acquisition of seven of the remaining Acquisition Properties is expected to occur on or before November 30, 2011 and assumption of the indebtedness thereon is subject to receipt of loan servicer consents. The terms of the Purchase Agreement provided for a July 1, 2011 closing for the Clinton Acquisition Property and as a result of underwriting issues related to the property, the Company and seller agreed that the Company’s acquisition of the Clinton property would be deemed terminated, but also agreed that the Company may reinstate the acquisition of the Clinton property at any time on or prior to December 31, 2011. The Company is continuing to perform due diligence on the Clinton property and therefore, the Company is unable to provide a current estimate of a closing date for the Clinton property. The Acquisition is also subject to other customary closing conditions. Accordingly, no assurances can be given that the remainder of the Acquisition will be completed in its entirety in accordance with the anticipated timing or at all. (See Note 13 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q.)

Critical Accounting Policies and Estimates

Refer to the 2010 Form 10-K for a discussion of the Company’s critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, and accounting for stock compensation. With the exception of the following, there have been no changes to these policies during the nine months September 30, 2011.

Preferred Stock

On March 4, 2011, the Company, on behalf of selling stockholders, closed on a public offering of 8,000,000 shares of 8.034% Series A Cumulative Redeemable Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, liquidation preference of $25.00 per share, at a price of $24.75 per share. The selling stockholders received the Series A Preferred Stock in exchange for $200 million of previously issued series D and series F Perpetual Preferred OP Units. The Company did not receive any proceeds from the offering. The Company has the option at anytime to redeem the Series A Preferred Stock at a redemption price of $25.00 per share plus accumulated and unpaid dividends.

During the three months ended September 30, 2011, the Company issued 1,242,462 shares of Series B Subordinated Non-Voting Cumulative Preferred Stock (the “Series B Preferred Stock”), par value $0.01 per share. On October 3, 2011, the Company issued 497,538 shares of Series B Preferred Stock. No additional shares of Series B Preferred Stock will be issued in connection with the Acquisition. The Series B Preferred Stock was issued to partially fund the Acquisition which is discussed in detail in Note 13 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q.

The Company accounts for the Preferred Stock in accordance with the Codification Topic “Distinguishing Liabilities from Equity – SEC Materials” (“FASB ASC 480-10-S99”). Holders of the Series A Preferred Stock and Series B Preferred Stock have certain preference rights with respect to the common stock. Based on the Company’s analysis, the Series A Preferred Stock and Series B Preferred Stock has been classified as redeemable interests outside of permanent equity in the mezzanine section as a result of certain registration requirements or other terms.

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

Notes Receivable

The Company accounts for purchases of Chattel Loans and Contracts Receivable under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”). The fair value of these Chattel Loans and Contracts Receivable includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses is recorded as of the transaction date. A probable decrease in management’s expectation of future cash collections related to these purchased receivables could result in the need to record an allowance for credit losses in the future. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying pool of purchased receivables. Due to the size of the recently purchased Chattel Loan pool and maturity dates ranging up to 29 years, future credit losses or changes to interest income could be significant. (See Notes 1(h) and 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)

Results of Operations

The results of operations for the one Property sold during 2010 have been classified as income from discontinued operations, pursuant to FASB ASC 360-10-35.

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Income from Property Operations

The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the three months ended September 30, 2011 and 2010 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2009 and which have been owned and operated by the Company continuously since January 1, 2010. Core growth percentages exclude the impact of GAAP deferrals of up-front payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
	2011	2010	Increase/ (Decrease)	% Change	2011	2010	Increase/ (Decrease)	% Change
Community base rental income	$66,825	$65,031	$1,794	2.8%	$87,149	$65,043	$22,106	34.0%
Resort base rental income	35,991	35,838	153	0.4%	36,139	35,991	148	0.4%
Right-to-use annual payments	12,444	12,554	(110)	(0.9%)	12,444	12,554	(110)	(0.9%)
Right-to-use contracts current period, gross	4,386	4,552	(166)	(3.6%)	4,386	4,552	(166)	(3.6%)
Utility and other income	12,745	12,465	280	2.2%	14,498	12,490	2,008	16.1%

Property operating revenues, excluding deferrals .	132,391	130,440	1,951	1.5%	154,616	130,630	23,986	18.4%

Property operating and maintenance	50,660	51,262	(602)	(1.2%)	56,451	51,495	4,956	9.6%
Real estate taxes	8,215	7,912	303	3.8%	10,304	7,938	2,366	29.8%
Sales and marketing, gross	2,948	3,052	(104)	(3.4%)	2,950	3,052	(102)	(3.3%)

Property operating expenses, excluding deferrals and Property management	61,823	62,226	(403)	(0.6%)	69,705	62,485	7,220	11.6%

Income from property operations, excluding deferrals and Property management	70,568	68,214	2,354	3.5%	84,911	68,145	16,766	24.6%

Property management	8,309	8,406	(97)	(1.2%)	9,201	8,373	828	9.9%

Income from property operations, excluding deferrals	$62,259	$59,808	$2,451	4.1%	$75,710	$59,772	$15,938	26.7%

The 1.5% increase in the Core Portfolio property operating revenues includes the following changes (i) a 2.1% increase in rates in community base rental income and a 0.7% increase in occupancy, (ii) a 0.4% increase in revenues in core resort base income, as described in table below, and (iii) a decrease of 3.6% in right-to-use contracts.

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2011	2010	Increase/ (Decrease)	% Change	2011	2010	Increase/ (Decrease)	% Change
Annual	$21,023	$20,176	$847	4.2%	$21,040	$20,176	$864	4.3%
Seasonal	2,434	2,351	83	3.5%	2,495	2,359	136	5.8%
Transient	12,534	13,311	(777)	(5.8%)	12,604	13,456	(852)	(6.3%)

Resort base rental income .	$35,991	$35,838	$153	0.4%	$36,139	$35,991	$148	0.4%

The 0.6% decrease in property operating expenses in the Core Portfolio, excluding property management, reflects (i) a 1.2% de crease in property operating and maintenance expenses (ii) a 3.8% increase in property taxes and (iii) a 3.4% decrease in sales and marketing expenses. Total Portfolio property management expenses increased primarily due to costs paid to the seller of the Acquisition Properties to manage the Acquisition Properties acquired during the three months ended September 30, 2011.

The increase in Total Portfolio income from property operations is primarily due to the acquisition of 58 Acquisition Properties during the three months ended September 30, 2011(See Note 13 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for details regarding these closings.)

A number of the Company’s locations on the east coast of the United States were closed during the weekend of August 27th due to power outages and other weather related issues caused by Hurricane Irene and a few properties remained closed over the Labor Day holiday weekend. As a result of Hurricane Irene, the Company’s income from Core property operations was approximately $0.6 million less than expected due to the costs associated with the clean-up of flood damage and other items such as wind blown debris, falling trees and tree branches as well as reduced transient RV income due to property closures.

Home Sales Operations

The following table summarizes certain financial and statistical data for the Home Sales Operations for the three months ended September 30, 2011 and 2010 (amounts in thousands, except home sales volumes).

	2011	2010	Variance	% Change
Gross revenues from new home sales	$517	$1,030	$(513)	(49.8%)
Cost of new home sales	(450)	(989)	539	(54.5%)

Gross profit from new home sales	67	41	26	63.4%

Gross revenues from used home sales	1,119	735	384	52.2%
Cost of used home sales	(1,102)	(442)	(660)	149.3%

Gross profit from used home sales	17	293	(276)	(94.2%)

Brokered resale revenues, net	141	237	(96)	(40.5%)
Home selling expenses	(356)	(456)	100	(21.9%)
Ancillary services revenues, net	1,134	1,262	(128)	(10.1%)

Income from home sales operations and other	$1,003	$1,377	$(374)	(27.2%)

Home sales volumes
New home sales (1)	13	22	(9)	(40.9%)
Used home sales (2)	240	209	31	14.8%
Brokered home resales	177	147	30	20.4%

(1)	Includes three and four third party home sales during each of the three months ending September 30, 2011 and 2010, respectively.
(2)	Includes eight third party home sales during the three months ending September 30, 2010.

Rental Operations

The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the three months ended September 30, 2011 and 2010 (amounts in thousands, except rental unit volumes). Except as otherwise noted, the amounts below are included in Ancillary services revenue, net in the Home Sales Operations table in previous section.

	2011	2010	Variance	% Change
Manufactured homes:
New Home	$3,293	$2,123	$1,170	55.1%
Used Home	5,192	3,026	2,166	71.6%

Rental operations revenue (1)	8,485	5,149	3,336	64.8%

Rental operations expense	(1,417)	(608)	(809)	133.1%
Depreciation	(1,236)	(732)	(504)	68.9%

Income from rental operations	$5,832	$3,809	$2,023	53.1%

Net basis in new manufactured home rental units	$71,000	$54,536	$16,464	30.2%
Net basis in used manufactured home rental units	$47,397	$19,692	$27,705	140.7%
Number of occupied rentals – new, end of period	1,204	695	509	73.2%
Number of occupied rentals – used, end of period	2,752	1,581	1,171	74.1%

(1)	Approximately $6.2 million and $4.0 million for the three months ended September 30, 2011 and 2010, respectively, are included in Community base rental income in the Income from Property Operations table.

The increase in income from rental operations and depreciation expense is primarily due to the increase in the number of rental units including units purchased in the Acquisition.

Other Income and Expenses

The following table summarizes other income and expenses for the three months ended September 30, 2011 and 2010 (amounts in thousands).

	2011	2010	Variance	% Change
Depreciation on real estate and other costs	$(21,689)	$(17,096)	$(4,593)	26.9%
Amortization of in-place leases	(10,759)	—	(10,759)	100.0%
Interest income	2,328	1,048	1,280	122.1%
Income from other investments, net	4,394	2,583	1,811	70.1%
General and administrative	(6,412)	(5,818)	(594)	10.2%
Transaction costs	(15,216)	—	(15,216)	100.0%
Rent control initiatives	(211)	(106)	(105)	99.1%
Depreciation on corporate assets	(256)	(246)	(10)	4.1%
Interest and related amortization	(26,084)	(22,465)	(3,619)	16.1%

Total other expenses, net	$(73,905)	$(42,100)	$(31,805)	75.5%

Depreciation on real estate and other costs and amortization of in-place leases increased primarily due to the closing of 58 Acquisition Properties during the three months ended September 30, 2011. Income from other investments, net increased primarily due to insurance proceeds received in the three months ended September 30, 2011 of approximately $2.2 million, net of legal expenses. General and administrative increased primarily due to increased payroll costs. Transaction costs consist of legal and due diligence costs incurred related to the Acquisition (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Interest expense has increased primarily due to the assumption of approximately $329.0 million of mortgage debt secured by 18 Acquisition Properties, the $200.0 million Term Loan originated July 1, 2011, and the origination of $200.0 million secured debt during the three months ended September 30, 2011.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Income from Property Operations

The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the nine months ended September 30, 2011 and 2010 (amounts in thousands).

	Core Portfolio				Total Portfolio
	2011	2010	Increase/ (Decrease)	% Change	2011	2010	Increase/ (Decrease)	% Change
Community base rental income	$199,395	$194,019	$5,376	2.8%	$219,740	$194,066	$25,674	13.2%
Resort base rental income	101,507	101,285	222	0.2%	101,858	101,440	418	0.4%
Right-to-use annual payments	36,947	37,628	(681)	(1.8%)	37,019	37,628	(609)	(1.6%)
Right-to-use contracts current period, gross	13,096	15,170	(2,074)	(13.7%)	13,096	15,170	(2,074)	(13.7%)
Utility and other income	38,224	37,267	957	2.6%	40,044	37,297	2,747	7.4%

Property operating revenues, excluding deferrals .	389,169	385,369	3,800	1.0%	411,757	385,601	26,156	6.8%

Property operating and maintenance	141,979	141,642	337	0.2%	148,417	141,947	6,470	4.6%
Real estate taxes	24,392	24,528	(136)	(0.6%)	26,522	24,578	1,944	7.9%
Sales and marketing, gross	8,287	9,900	(1,613)	(16.3%)	8,289	9,900	(1,611)	(16.3%)

Property operating expenses, excluding deferrals and Property management	174,658	176,070	(1,412)	(0.8%)	183,228	176,425	6,803	3.9%

Income from property operations, excluding deferrals and Property management	214,511	209,299	5,212	2.5%	228,529	209,176	19,353	9.3%

Property management	24,942	24,936	6	0.0%	25,857	24,906	951	3.8%

Income from property operations, excluding deferrals	$189,569	$184,363	$5,206	2.8%	$202,672	$184,270	$18,402	10.0%

The 1.0% increase in Core Portfolio property operating revenues, includes the following changes (i) a 2.2% increase in rates in community base rental income and a 0.6% increase in occupancy, (ii) a 0.2% increase in revenues in core resort base income, as described in table below, and (iii) a decrease of 13.7% in right-to-use contracts. The reduction in entry of right-to-use contracts is due to the Company’s introduction of low-cost membership products in the spring of 2010 and the phase-out of memberships with higher initial upfront payments. Most of the right-to-use contract revenue in 2011 is from upgrades of existing memberships.

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2011	2010	Increase/ (Decrease)	% Change	2011	2010	Increase/ (Decrease)	% Change
Annual	$61,993	$59,449	$2,544	4.3%	$62,035	$59,451	$2,584	4.3%
Seasonal	16,545	17,433	(888)	(5.1%)	16,661	17,440	(779)	(4.5%)
Transient	22,969	24,403	(1,434)	(5.9%)	23,162	24,549	(1,387)	(5.6%)

Resort base rental income .	$101,507	$101,285	$222	0.2%	$101,858	$101,440	$418	0.4%

The 0.8% decrease in property operating expenses in the Core Portfolio, excluding property management, reflects (i) a 0.2% increase in property operating and maintenance expenses, (ii) a 0.6% decrease in property taxes and (iii) a 16.3% decrease in sales and marketing expenses. Sales and marketing expenses are all related to the costs incurred for the entry or upgrade of right-to-use contracts. The decrease in sales and marketing expenses is due to reduced commissions as a result of reduced high-cost right-to-use contracts activity. The Total Portfolio property management expenses increased primarily due to costs paid to the seller of the Acquisition Properties to manage the Acquisition Properties acquired during the nine months ended September 30, 2011.

The increase in Total Portfolio income from property operations is primarily due to the acquisition of 58 Acquisition Properties (See Note 13 in the Notes to the Consolidated Financial Statements contained in the Form 10-Q for details regarding these closings.)

Home Sales Operations

The following table summarizes certain financial and statistical data for the Home Sales Operations for the nine months ended September 30, 2011 and 2010 (amounts in thousands, except for home sales volumes).

	2011	2010	Variance	% Change
Gross revenues from new home sales	$1,666	$2,111	$(445)	(21.1%)
Cost of new home sales	(1,624)	(1,993)	369	(18.5%)

Gross profit from new home sales	42	118	(76)	(64.4%)
Gross revenues from used home sales	2,615	2,648	(33)	(1.2%)
Cost of used home sales	(2,396)	(2,325)	(71)	3.1%

Gross profit from used home sales	219	323	(104)	(32.2%)
Brokered resale revenues, net	608	718	(110)	(15.3%)
Home selling expenses	(1,239)	(1,388)	149	(10.7%)
Ancillary services revenues, net	2,261	2,458	(197)	(8.0%)

Income from home sales operations and other	$1,891	$2,229	$(338)	(15.2%)

Home sales volumes
New home sales (1)	40	62	(22)	(35.5%)
Used home sales (2)	603	577	26	4.5%
Brokered home resales	549	525	24	4.6%

(1)	Includes three and 13 third party home sales for the nine months ending September 30, 2011 and 2010, respectively.
(2)	Includes one and 10 third party home sales for the nine months ending September 30, 2011 and 2010, respectively.

Rental Operations

The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the nine months ended September 30, 2011 and 2010 (amounts in thousands, except for rental unit volumes). Except as otherwise noted, the amounts below are included in ancillary services revenue, net in the Home Sales Operations table in previous section.

	2011	2010	Variance	% Change
Manufactured homes:
New Home	$8,765	$5,804	$2,961	51.0%
Used Home	12,485	8,533	3,952	46.3%

Rental operations revenue (1)	21,250	14,337	6,913	48.2%

Rental operations expense	(3,085)	(2,012)	(1,073)	53.3%
Depreciation	(3,032)	(2,022)	(1,010)	50.0%

Income from rental operations	$15,133	$10,303	$4,830	46.9%

Net basis in new manufactured home rental units	$71,000	$54,536	$16,464	30.2%
Net basis in used manufactured home rental units	$47,397	$19,692	$27,705	140.7%

Number of occupied rentals – new, end of period	1,204	695	509	73.2%
Number of occupied rentals – used, end of period	2,752	1,581	1,171	74.1%

(1)	Approximately $16.0 million and $8.7 million for the quarters ended September 30, 2011 and 2010, respectively, are included in Community base rental income in the Income from Property Operations table.

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

Other Income and Expenses

The following table summarizes other income and expenses for the nine months ended September 30, 2011 and 2010 (amounts in thousands).

	2011	2010	Variance	% Change
Depreciation on real estate and other costs	$(56,201)	$(50,959)	$(5,242)	10.3%
Amortization of in-place leases	(10,759)	—	(10,759)	100.0%
Interest income	4,379	3,237	1,142	35.3%
Income from other investments, net	6,242	5,244	998	19.0%
General and administrative	(18,070)	(17,042)	(1,028)	6.0%
Transaction costs	(17,333)	—	(17,333)	100.0%
Rent control initiatives	(799)	(1,119)	320	(28.6%)
Depreciation on corporate assets	(759)	(835)	76	(9.1%)
Interest and related amortization	(68,931)	(69,221)	290	(0.4%)

Total other expenses, net	$(162,231)	$(130,695)	$(31,536)	24.1%

Depreciation on real estate and other costs and amortization of in-place leases increased primarily due to the closing of 58 Acquisition Properties during the three months ended September 30, 2011. Income from other investments, net increased primarily due to incremental insurance proceeds received in the nine months ended September 30, 2011 of approximately $2.3 million, net of legal expenses. General and administrative increased primarily due to increased payroll costs. Transaction costs consist of legal and due diligence costs incurred related to the Acquisition (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Rent control initiatives are lower due to decreased activity in the San Rafael legal appeal (see Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q).

Liquidity and Capital Resources

Liquidity

As of September 30, 2011, the Company had approximately $212.8 million in cash and cash equivalents and $380.0 million available on its LOC. Most of the cash balance at September 30, 2011 will be used for the October and November Acquisition closings. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under the existing lines of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of its current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities.

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

The table below summarizes cash flow activity for the nine months ended September 30, 2011 and 2010 (amounts in thousands).

	For the Nine Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$120,291	$134,659
Net cash used in investing activities	(534,597)	(30,181)
Net cash provided by (used in) financing activities	614,443	(168,187)

Net increase (decrease) in cash and cash equivalents	$200,137	$(63,709)

Operating Activities

Net cash provided by operating activities decreased $14.4 million for the nine months ended September 30, 2011, as compared to the net cash provided by operating activities for the nine months ended September 30, 2010. The decrease in cash provided by operating activities is primarily due to a $11.1 million increase in consolidated income from continuing operations and an increase in amortization expense, offset by an increase in escrow deposits and other assets.

Investing Activities

Net cash used in investing activities reflects the impact of the following investing activities:

Real Estate Acquisition

During the three months ended September 30, 2011, the Company closed on 58 of the Acquisition Properties and certain Home Related Assets associated with such 58 Acquisition Properties for a stated purchase price of approximately $1,047 million. The Company funded the purchase price of this closing with (i) the issuance of 1,708,276 shares of its common stock, to the seller with an aggregate stated value of approximately $99 million, (ii) the issuance of 1,242,462 shares of Series B Preferred Stock to the seller with an aggregate stated value of approximately $72 million, (iii) the assumption of approximately $328 million of mortgage debt secured by 18 Acquisition Properties (iv) approximately $200 million of cash from an unsecured term loan the Company closed on July 1, 2011and (v) approximately $348 million in cash primarily from net proceeds of the June 2011 common stock offering. (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our recent acquisitions.)

Notes Receivable Activity

The notes receivable activity during the nine months ended September 30, 2011 of $1.8 million in cash outflow reflects net repayments of $1.1 million from the Company’s Chattel Loans, net repayments of $0.9 million from the Company’s Contract Receivable and lending of $3.8 million to Lakeland RV. (See Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)

The notes receivable activity during the nine months ended September 30, 2010 of $1.2 million in cash inflow primarily reflects net repayments of $0.3 million from the Company’s Chattel Loans and net repayments of $0.8 million from the Company’s Contracts Receivable.

Capital Improvements

The table below summarizes capital improvements activity for the nine months ended September 30, 2011 and 2010 (amounts in thousands).

	For the Nine Months Ended September 30,(1)
	2011	2010
Recurring Cap Ex (2)	$14,995	$18,590
Development (3)	1,185	1,563
New home investments	18,609	1,369
Used home investments	6,058	11,072

Total Property	40,847	31,225
Corporate(4)	549	940

Total Capital improvements	$41,396	$32,165

(1)	Excludes noncash activity of approximately $0.8 million and $3.7 million for new homes purchased with dealer financing and approximately $0.4 million and $0.6 million of repossessions for the nine months ended September 30, 2011 and 2010, respectively.
(2)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.
(3)	Development primarily represents costs to improve and upgrade Property infrastructure or amenities.
(4)	2010 amount includes approximately $0.7 million, which was reimbursed by the Company’s landlord as a tenant allowance.

Financing Activities

Financing, Refinancing and Early Debt Retirement

2011 Activity

During the nine months ended September 30, 2011, the Company paid off nine maturing mortgages totaling approximately $52.5 million, with a weighted average interest rate of 7.04% per annum.

During the three months ended September 30, 2011, the Company closed on approximately $200 million financing on 20 manufactured home communities and three resort properties with a weighted average interest rate of 5.02% per annum, maturing in 2021. The Company also assumed approximately $349 million of mortgage debt, which includes a fair market value adjustment of approximately $21 million, secured by 18 Acquisition Properties with a stated interest rates ranging from 4.65% to 7.31% per annum, maturing in various years from 2013 to 2020.

On July 1, 2011, the Company closed on a $200.0 million Term Loan that matures on June 30, 2017 and has a one-year extension option, an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty after July 1, 2014. Prior to July 1, 2014, a prepayment penalty of 2% of the amount prepaid would be owed. The spread over LIBOR is variable based on leverage throughout the loan. The Term Loan contains an arrangement fee of approximately $0.5 million, an upfront fee of approximately $1.3 million and an annual administrative agency fee of $20,000 as well as customary representations, warranties and negative and affirmative covenants and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default.

2010 Activity

During the nine months ended September 30, 2010, the Company closed an approximately $61.7 million financing on three manufactured home communities with a weighted average interest rate of 6.91% per annum, maturing in 2020. The Company also closed approximately $15.0 million new financing on one resort property with a stated interest rate of 6.50% per annum, maturing in 2020. The Company also paid off 17 maturing mortgages totaling approximately $181.8 million, with a weighted average interest rate of 7.00% per annum.

Secured Debt

As of September 30, 2011, the Company’s secured long-term debt balance was approximately $1.9 billion, with a weighted average interest rate of approximately 5.8% per annum. The debt bears interest at rates between 5.0% and 8.5% per annum and matures on various dates primarily ranging from 2013 to 2021. The weighted average term to maturity for the long-term debt is approximately 5.7 years.

Unsecured Debt

On July 1, 2011, the Company closed on a $200.0 million Term Loan that matures on June 30, 2017 and has a one-year extension option, an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty after July 1, 2014. Prior to July 1, 2014, a prepayment penalty of 2% of the amount prepaid would be owed. The spread over LIBOR is variable based on leverage throughout the loan. The Term Loan contains an arrangement fee of approximately $0.5 million, an upfront fee of approximately $1.3 million and an annual administrative agency fee of $20,000 as well as customary representations, warranties and negative and affirmative covenants and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default.

As of September 30, 2011, the Company’s unsecured LOC had an availability of $380 million of which no amounts were outstanding. The Company’s unsecured LOC has a maximum borrowing capacity of $380 million, accrues interest at an annual rate equal to the applicable LIBOR plus 1.65% to 2.50% and contains a 0.30% to 0.40% facility fee as well as certain other customary negative and affirmative covenants. The LOC matures on September 18, 2015 and has an eight-month extension option under the LOC, subject to payment by if of certain administrative fees and the satisfaction of certain other enumerated conditions. The spread over LIBOR and the facility fee pricing are variable based on leverage throughout the term of the LOC. The Company incurred commitment and arrangement fees of approximately $3.6 million to enter into the amended LOC.

As of December 31, 2010, the Company’s LOC had an availability of $100 million of which no amounts were outstanding which had a maturity of June 29, 2011. On May 19, 2011, the Company amended its LOC as described above.

Other Loans

During the nine months ended September 30, 2011, the Company borrowed approximately $0.8 million which is secured by individual manufactured homes. The financing provided by the dealer requires quarterly payments, bears interest at 6.0% and matures on July 16, 2016.

During the nine months ended September 30, 2010, the Company borrowed approximately $3.7 million, which is secured by individual manufactured homes. This financing provided by the dealer requires monthly payments, bears interest at 8.5% and matures on the earlier of: 1) the date the home is sold or 2) November 20, 2016.

Contractual Obligations

As of September 30, 2011, the Company was subject to certain contractual payment obligations as described in the table below (amounts in thousands).

	Total	2011	2012	2013	2014	2015	2016	Thereafter
Long Term Borrowings (1)	$2,073,763	$6,658	$27,319	$139,045	$210,206	$547,118	$168,075	$975,342
Interest Expense (2)	618,581	28,903	114,066	109,628	98,231	87,308	57,428	123,017

Total Contractual Obligations	$2,692,344	$35,561	$141,385	$248,673	$308,437	$634,426	$225,503	$1,098,359

Weighted average interest rates	5.57%	5.48%	5.48%	5.45%	5.43%	5.33%	5.24%	5.50%

(1)	Balance excludes net premiums and discounts of $19.5 million, primarily due to the fair market value adjustment of the assumption of $349.0 million of secured debt from the Acquisition Properties. Balances include debt maturing and scheduled periodic principal payments.
(2)	Amounts include interest expected to be incurred on the Company’s secured debt based on obligations outstanding as of September 30, 2011.

The Company does not include Preferred Stock dividends, insurance, property taxes and cancelable contracts in the contractual obligations table above.

The Company also leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. Minimum future rental payments under the ground leases are approximately $3.3 million in 2012 and 2013 and approximately $1.9 million in 2014, 2015 and 2016 and approximately $14.9 million thereafter. The decrease in future minimum rental payments assumes that the Company will exercise its option to acquire land at the recently acquired Colony Cove Property on January 1, 2014. The option exercise date is subject to certain assumptions and the timing of the option exercise may be before or after January 1, 2014.

With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately five years, with no more than approximately $547 million (which is due in 2015) in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, the Company believes that it will be able to repay such maturing debt from operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.

Equity Transactions

2011 Activity

On October 14, 2011, the Company paid a $0.375 per share distribution for the three months ended September 30, 2011 to common stockholders of record on September 30, 2011. On July 8, 2011, the Company paid a $0.375 per share distribution for the three months ended June 30, 2011 to common stockholders of record on June 24, 2011. On April 8, 2011, the Company paid a $0.375 per share distribution for the three months ended March 31, 2011 to common stockholders of record on March 25, 2011.

On October 14, 2011, the Company paid a $0.375 per share distribution on the Company’s Series B Preferred Stock, to Series B preferred stockholders of record September 30, 2011.

On September 30, 2011, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock, to Series A preferred stockholders of record on September 9, 2011. On June 30, 2011, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock to preferred stockholders of record on June 10, 2011. On March 31, 2011, the Company paid a $0.156217 per share pro-rata distribution on the Company’s Series A Preferred Stock to preferred stockholders of record on March 21, 2011.

On June 7, 2011, the Company issued approximately 6.0 million shares of common stock in an equity offering for approximately $344.0 million in proceeds, net of offering costs. The proceeds were used to partially fund the Acquisition discussed in detail in Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.

On March 31, 2011, the Company paid pro-rata distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units which were exchanged on March 4, 2011 for the Series A Preferred Stock.

During the nine months ended September 30, 2011, the Company received approximately $2.3 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).

During the nine months ended September 30, 2011, the Company issued 1,708,276 shares of common stock and 1,242,462 shares of Series B Preferred Stock. On October 3, 2011, the Company issued 497,538 shares of Series B Preferred Stock. All of the shares were issued to partially fund the Acquisition discussed in detail in Note 13 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q.

On October 24, 2011, the Company, on behalf of a selling stockholder, closed on a public offering of 3,162,069 shares of common stock. The 3,162,069 shares of common stock sold included 1,453,793 shares of common stock issued by the Company upon redemption of 1,453,793 shares of Series B Preferred Stock. The Company did not receive any proceeds from the offering.

2010 Activity

On February 23, 2010, the Company acquired the 6% non-controlling interests in The Meadows, a 379-site property, in Palm Beach Gardens, Florida. The gross purchase price was approximately $1.5 million.

On September 30, 2010, June 30, 2010, and March 31, 2010, the Operating Partnership paid distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units.

On October 8, 2010, the Company paid a $0.30 per share distribution for quarter ended September 30, 2010 to stockholders of record on September 24, 2010. On July 9, 2010, the Company paid a $0.30 per share distribution for the quarter ended June 30, 2010 to stockholders of record on June 25, 2010. On April 9, 2010, the Company paid a $0.30 per share distribution for the quarter ended March 31, 2010 to stockholders of record on March 26, 2010.

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

Off Balance Sheet Arrangements

As of September 30, 2011, the Company has no off balance sheet arrangements.

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

The following table presents a calculation of FFO for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Computation of funds from operations:
Net (loss) income available for common shares	$(2,853)	$11,554	$22,934	$32,617
(Loss) income allocated to common OP Units	(289)	1,722	3,121	5,083
Series B Redeemable Preferred Stock Dividends	466	—	466	—
Right-to-use contract upfront payments, deferred, net	2,858	3,330	8,768	11,829
Right-to-use contract commissions, deferred, net	(1,148)	(1,274)	(3,495)	(4,343)
Depreciation on real estate assets and other costs	21,689	17,096	56,201	50,959
Amortization of in-place leases	10,759	—	10,759	—
Depreciation on unconsolidated joint ventures	307	305	921	913
Loss on discontinued operations	—	—	—	231

Funds from operations available for common shares	$31,789	$32,733	$99,675	$97,289

Weighted average common shares outstanding – fully diluted	43,602	35,530	38,858	35,491

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk the Company faces is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of the Company’s long-term debt obligations is affected by changes in market interest rates. At September 30, 2011, approximately 100% or approximately $2.1 billion of the Company’s outstanding debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $115.5 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $122.4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting and financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of September 30, 2011.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control Over Financial Reporting

We acquired 58 Acquisition Properties during the three months ended September 30, 2011. We are in the process of integrating the operations of these Acquisition Properties with those of the Company and incorporating the internal controls and procedures of these Acquisition Properties into our internal control over financial reporting. We do not expect this acquisition to materially affect our internal control over financial reporting. The Company will report on its assessment of the combined operations within the one-year time period provided by the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations concerning business combinations.

Excluding the operations of the 58 Acquisition Properties, there were no material changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011.

Part II—Other Information

Item 1. Legal Proceedings

See Note 12 of the Consolidated Financial Statements contained herein.

Item 1A. Risk Factors

With the except of the following, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 other than those disclosed in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

There can be no assurance that the Acquisition will be consummated in its entirety in accordance with the anticipated timing or at all.

As of November 4, 2011, the Company closed on a total of 68 of the Acquisition Properties and Home Related Assets associated with such 68 properties (with an aggregate stated purchase price of approximately $1,314 million). In order to consummate the remainder of the Acquisition, certain approvals and consents from lenders must be obtained on loans on eight of the remaining seven Acquisition Properties in a timely manner. If these approvals or consents are not received, or they are not received on terms that satisfy the conditions set forth in the Purchase Agreements, then closing on the Acquisition Properties will not be obligated, or we will not be permitted to close, on those properties. The Purchase Agreements also contain certain other closing conditions relating to some or all of the Acquisition Properties and the Home Related Assets that are part of the Acquisition, which may not be satisfied or waived. In addition, under circumstances specified in the Purchase Agreements, either party may terminate the Purchase Agreements. As a result, there can be no assurance that the Acquisition will be consummated in its entirety in accordance with the anticipated timing or at all. Furthermore, if the Acquisition is consummated in part, the composition of the Acquisition Portfolio that we acquire will change and we may not acquire the most attractive properties that are part of the anticipated Acquisition Portfolio, which would materially and adversely affect us and the benefits we expect from the Acquisition in whole. Furthermore, our pro forma financial statements will not accurately present such a partial Acquisition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

101(a)	The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, furnished herewith.

(a)	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: November 8, 2011	By:	/s/ Thomas Heneghan
Thomas Heneghan
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2011	By:	/s/ Michael Berman
Michael Berman
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)