Form 10-K
period 2011-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2012-02-29
CIK 895417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 1-11718

EQUITY LIFESTYLE PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	36-3857664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 800, Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 279-1400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

8.034% Series A Cumulative Redeemable Perpetual Preferred Stock	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates was approximately $2,137.1 million as of June 30, 2011 based upon the closing price of $62.44 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.

At February 27, 2012, 41,296,856 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2012.

Equity LifeStyle Properties, Inc.

- i -

PART I

Item 1.	Business

Equity LifeStyle Properties, Inc.

General

Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and its other consolidated subsidiaries (the “Subsidiaries”), are referred to herein as the “Company” and “ELS.” ELS elected to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes commencing with its taxable year ended December 31, 1993.

The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or enter right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed in December 1992 to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of December 31, 2011, the Company owned or had an ownership interest in a portfolio of 382 Properties located throughout the United States and Canada, consisting of 141,132 residential sites. These Properties are located in 32 states and British Columbia (with the number of Properties in each state or province shown parenthetically) as follows: Florida (119), California (49), Arizona (41), Michigan (15), Pennsylvania (15), Texas (15), Washington (15), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Indiana (7), Nevada (7), New York (7), Virginia (7), Maine (5), Massachusetts (5), Wisconsin (5), Idaho (4), Illinois (4), Minnesota (4), New Jersey (4), South Carolina (3), Utah (3), Maryland (2), New Hampshire (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1), and British Columbia (1).

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

Employees and Organizational Structure

The Company has an annual average of approximately 3,500 full-time, part-time and seasonal employees dedicated to carrying out its operating philosophy and strategies of value enhancement and service to its customers. The operations of each Property are coordinated by an on-site team of employees that typically includes a manager, clerical staff and maintenance workers, each of whom works to provide maintenance and care to the Properties. Direct supervision of on-site management is the responsibility of the Company’s regional vice presidents and regional and district managers. These individuals have substantial experience in addressing the needs of customers and in finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 200 full-time corporate employees who assist on-site and regional management in all property functions.

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

Business Objectives and Operating Strategies

The Company’s primary business objective is to maximize both current income and long-term growth in income. The Company’s operating strategy is to own and operate the highest quality properties in sought-after locations near urban areas and retirement and vacation destinations across the United States.

The Company focuses on properties that have strong cash flow and plans to hold such properties for long-term investment and capital appreciation. In determining cash flow potential, the Company evaluates its ability to attract and retain high quality customers to its Properties who take pride in the Property and in their homes. The Company’s investment, operating and financing strategies include:

•	Providing consistently high levels of services and amenities in attractive surroundings to foster a strong sense of community and pride of home ownership;

•	Efficiently managing the Properties to increase operating margins by controlling expenses, increasing occupancy and maintaining competitive market rents;

•	Increasing income and property values by strategic expansion and, where appropriate, renovation of the Properties

•	Utilizing management information systems to evaluate potential acquisitions, identify and track competing properties and monitor customer satisfaction;

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

Acquisitions and Dispositions

Over the last decade the Company’s portfolio of Properties has grown significantly from 148 owned or partly owned Properties with over 50,000 sites to 382 owned or partly-owned Properties with over 141,000 sites. During the year ended December 31, 2011, the Company acquired 75 Properties with over 30,000 sites. The Company continually reviews the Properties in its portfolio to ensure that they fit the Company’s business objectives. Over the last five years, the Company sold 12 Properties, and it redeployed capital to markets it believes have greater long-term potential. In that same time period the Company acquired 84 Properties located in high growth areas such as Florida, Arizona and California.

The Company believes that opportunities for property acquisitions are still available. Increasing acceptability of and demand for a lifestyle that includes Site Set homes and RVs, as well as continued constraints on development of new properties, adds to the attractiveness of the Company’s Properties as investments. The Company believes it has a competitive advantage in the acquisition of additional properties due to its experienced management, significant presence in major real estate markets and substantial capital resources. The Company is actively seeking to acquire additional properties and is engaged in various stages of negotiations relating to the possible acquisition of a number of properties. At any time these negotiations are at varying stages, which may include contracts outstanding, to acquire certain Properties, which are subject to the satisfactory completion of the Company’s due diligence review.

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

Property Expansions

Several of the Company’s Properties have available land for expanding the number of sites available to be utilized by its customers. Development of these sites (“Expansion Sites”) is evaluated based on the following: local market conditions; ability to subdivide; accessibility through the Property or externally; infrastructure needs including utility needs and access as well as additional common area amenities; zoning and entitlement; costs and uses of working capital; topography; and ability to market new sites. When justified, development of Expansion Sites allows the Company to leverage existing facilities and amenities to increase the income generated from the Properties. Where appropriate, facilities and amenities may be upgraded or added to certain Properties to make those Properties more attractive in their markets. The Company’s acquisition philosophy includes owning Properties with potential Expansion Site development. Approximately 79 of the Company’s Properties have expansion potential, with up to approximately 5,300 acres available for expansion.

Leases or Usage Rights

At the Company’s Properties, a typical lease entered into between the owner or renter of a home and the Company for the rental of a site is for a month-to-month or year-to-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Non-cancelable long-term leases, with remaining terms ranging up to ten years, are in effect at certain sites in 31 of the Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index (“CPI”), in some instances taking into consideration market conditions, certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments, if appropriate, are made on an annual basis. At Properties zoned for RV use, long-term customers typically enter into rental agreements and many customers prepay for their stays. Many resort customers also leave deposits to reserve a site for the following year. Generally these customers cannot live full time on the Property. At resort Properties designated for use by customers who have entered a right-to-use or membership contract, the contract generally grants the customer access to designated Properties on a continuous basis of up to 14 days. The customer may make a nonrefundable upfront payment, and annual dues payments are required to renew the contract. Most of the contracts provide for an annual dues increase, usually based on increases in the CPI. Approximately 35% of current customers are not subject to annual dues increases in accordance with the terms of their contracts, generally because the customers are over 61 years old or in certain other limited circumstances.

Regulations and Insurance

General. The Company’s Properties are subject to a variety of laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas, regulations relating to providing utility services, such as electricity, and regulations relating to operating water and wastewater treatment facilities at certain of its Properties. The Company believes that each Property has all material permits and approvals necessary to operate.

Rent Control Legislation. At certain of the Company’s Properties, principally in California, state and local rent control laws limit the Company’s ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. The Company presently expects to continue to maintain Properties, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida has enacted a law requiring that rental increases be reasonable. Also, certain jurisdictions in California in which the Company owns Properties limit rent increases to changes in the CPI or some percentage of it. As part of the Company’s effort to realize the value of Properties subject to restrictive regulation, it has initiated lawsuits against several municipalities imposing such regulations in an attempt to balance the interests of its stockholders with the interests of its customers (see Item 3. “Legal Proceedings”). Further, at certain of the Company’s Properties primarily used as membership campgrounds, state statutes limit the Company’s ability to close a Property unless a reasonable substitute property is made available for members’ use. Many states also have consumer protection laws regulating right-to-use or campground membership sales and the financing of such sales. Some states have laws requiring the Company to register with a state agency and obtain a permit to market (see Item 1A. “Risk Factors”).

Insurance. The Properties are insured against all risks causing property damage and business interruption caused by fire, flood, earthquake, or windstorm, and the relevant insurance policies contain various deductible requirements, such as coverage limits and particular exclusions. The Company’s current property and casualty insurance policies, which it plans to renew, expire on April 1, 2012. The Company has a $100 million loss limit with respect to its all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million loss limit for an earthquake in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates ELS’ maximum exposure, subject to policy sub-limits, in the event of a loss.

INDUSTRY

The Company believes that modern properties similar to its Properties provide an opportunity for increased cash flows and appreciation in value. These may be achieved through increases in occupancy rates and rents, as well as expense controls, expansion of existing Properties and opportunistic acquisitions, for the following reasons:

•

Barriers to Entry: The Company believes that the supply of new properties in locations targeted by the Company will be constrained by barriers to entry. The most significant barrier has been the difficulty of securing zoning permits from local authorities. This has been the result of (i) the public’s historically poor perception of manufactured housing, and (ii) the fact that properties generate less tax revenue than conventional housing properties because the homes are treated as personal property (a benefit to the homeowner) rather than real property. Another factor that creates substantial barriers to entry is the length of time between investment in a property’s development and the attainment of stabilized occupancy and the generation of revenues. The initial development of the infrastructure may take up to two or three years. Once a property is ready for occupancy, it may be difficult to attract customers to an empty property. Substantial occupancy levels may take several years to achieve.

•

Industry Consolidation: According to various industry reports, there are approximately 50,000 manufactured home properties and approximately 8,750 RV properties (excluding government owned properties) in North America. Most of these properties are not operated by large owner/operators, and of the RV properties approximately 1,300 contain 200 sites or more. The Company believes that this relatively high degree of fragmentation provides the Company, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional properties as evidenced by the acquisitions during the year ended December 31, 2011.

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

•

Lifestyle Choice: According to the Recreational Vehicle Industry Association (“RVIA”), nearly one in ten U.S. vehicle-owning households owns an RV and there are 8.9 million current RV owners. The 77 million people born from 1946 to 1964 or “baby boomers” make up the fastest growing segment of this market. According to U.S. Census figures, every day 10,000 Americans turn 50. The Company believes that this population segment, seeking an active lifestyle, will provide opportunities for future cash flow growth for the Company. Current RV owners, once finished with the more active RV lifestyle, will often seek more permanent retirement or vacation establishments. Site Set housing has become an increasingly popular housing alternative for retirement, second-home, and “empty-nest” living. According to U.S. Census figures, the baby-boom generation will constitute almost 17% of the U.S. population within the next 20 years. Among those individuals who are nearing retirement (age 46 to 64), approximately 47% plan on moving upon retirement.

The Company believes that the housing choices in its Properties are especially attractive to such individuals throughout this lifestyle cycle. The Company’s Properties offer an appealing amenity package, close proximity to local services, social activities, low maintenance and a secure environment. In fact, many of the Company’s Properties allow for this cycle to occur within a single Property.

•

Construction Quality: Since 1976, all factory built housing has been required to meet stringent federal standards, resulting in significant increases in quality. The Department of Housing and Urban Development’s (“HUD”) standards for Site Set housing construction quality are the only federal standards governing housing quality of any type in the United States. Site Set homes produced since 1976 have received a “red and silver” government seal certifying that they were built in compliance with the federal code. The code regulates Site Set home design and construction, strength and durability, fire resistance and energy efficiency, and the installation and performance of heating, plumbing, air conditioning, thermal and electrical systems. In newer homes, top grade lumber and dry wall materials are common. Also, manufacturers are required to follow the same fire codes as builders of site-built structures. In addition, although Resort Cottages do not come under the same regulations, many of the manufacturers of Site Set homes also produce Resort Cottages with many of the same quality standards.

•

Comparability to Site-Built Homes: The Site Set housing industry has experienced a trend towards multi-section homes. Many modern Site Set homes are longer (up to 80 feet, compared to 50 feet in the 1960’s) and wider than earlier models. Many such homes have nine-foot ceilings or vaulted ceilings, fireplaces and as many as four bedrooms and closely resemble single-family ranch-style site-built homes. At the Company’s Properties, there is an active resale market for these larger homes.

•

Second Home Demographics: According to 2011 National Association of Realtors (“NAR”) reports, sales of second homes in 2010 accounted for 27% of residential transactions, or 1.41 million second-home sales in 2010. There were approximately 7.9 million vacation homes in 2010. The typical vacation-home buyer is 49 years old and earned $99,500 in 2010. According to 2010 NAR reports, approximately 32% of vacation homes were purchased in the south; 24% were purchased in the west; 21% were purchased in the northeast; and 20% were purchased in the Midwest. In looking ahead, NAR believes that baby boomers are still in their peak earning years, and the leading edge of their generation is approaching retirement. As they continue to have the financial wherewithal to purchase a second home as a vacation property, investment opportunity, or perhaps as a retirement retreat, those baby boomers will continue to drive the market for second homes. The Company believes it is likely that over the next decade it will continue to see historically high levels of second-home sales, and resort homes and cottages in its Properties will continue to provide a viable second-home alternative to site-built homes.

Notwithstanding the Company’s belief that the industry information highlighted above provides the Company with significant long-term growth opportunities, its short-term growth opportunities could be disrupted by the following:

•

Shipments—According to statistics compiled by the U.S. Census Bureau, shipments of new manufactured homes declined from 2005 through 2009. Shipments for 2010 as compared to 2009 were flat. Although new manufactured home shipments continue to be below historical levels, shipments for the first eleven months in 2011 increased over 1% to 47,800 units as compared to shipments for the first eleven months in 2010 of 47,300 units. According to the RVIA, wholesale shipments of RVs increased 4.1% in 2011 to 252,300 units as compared to 2010, which continued a positive trend in RV shipments that started in late 2009. Certain industry experts have predicted that 2012 RV shipments will decrease 4.6%, as compared to 2011, to 240,600.

(1)	Source: Institute for Building Technology and Safety

(2)	Source: RVIA

•

Sales—Retail sales of RVs increased almost 4% to 182,400 for the first 11 months of 2011, as compared to 175,600 the first 11 months of 2010. A total of 183,200 RVs were sold during the year ended December 31, 2010, representing an increase of almost 8% over the prior year. The Company believes that consumers remain concerned about the current economy, and by prospects that the economy might remain sluggish in the years ahead. However, the enduring appeal of the RV lifestyle has translated into continued strength in RV sales despite the economic turmoil. According to RVIA, RV ownership has reached record levels: 8.9 million American households now own an RV, the highest level ever recorded, which constitutes an increase of 16% since 2001 and 64% since 1980. RV sales could continue to benefit as aging baby-boomers continue to enter the age range in which RV ownership is highest.

•

Availability of financing—The current credit crisis has made it difficult for manufactured home and RV manufacturers to obtain floor plan financing and for potential customers to obtain loans for manufactured home or RV purchases. Further, legislation enacted in 2010 known as the SAFE Act (Safe Mortgage Licensing Act) requires community owners interested in financing customer purchases of manufactured homes to register as a mortgage loan originator in states in which they engage in such financing. These requirements are generally more burdensome for lenders financing the purchase of manufactured homes than for lenders financing the purchase of site-built homes. In addition, as compared to financing available to owners and purchasers of site-built single family homes, available financing for a manufactured home involves higher down payments, higher FICO scores, higher interest rates and shorter maturity. Certain government stimulus packages have also provided government guarantees for site-built single family home loans, thereby increasing the supply of financing for that market.

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

•

the ability of the Company’s potential customers to sell or lease their existing site-built residences in order to purchase resort homes or cottages in the Company’s Properties, and heightened price sensitivity for seasonal and second homebuyers;

•	the possible reduced ability of the Company’s potential customers to obtain financing on the purchase of resort homes, resort cottages or RVs;

•

performance of chattel loans purchased in connection with the Acquisition (see Note 19 in the Notes to the Consolidated Financial Statements contained in this Form 10-K for further discussion of the Acquisition);

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

The intended benefits of the Company’s acquisition of a portfolio of 74 manufactured home communities and one RV resort during the year ended December 31, 2011 may not be realized, which could have a negative impact on the market price of the Company’s common stock.

The acquisition poses risks for our ongoing operations, including that:

•	senior management’s attention may be diverted from the management of daily operations to the integration of the acquisition portfolio;

•	costs and expenses associated with any undisclosed or potential liabilities;

•	the acquisition portfolio may not perform as well as the Company anticipates; and

•	unforeseen difficulties may arise in integrating the acquisition portfolio into the Company’s portfolio.

As a result of the foregoing, the Company cannot assure you that these acquisitions will be accretive to it in the near term or at all. Furthermore, if the Company fails to realize the intended benefits of the acquisition, the market price of its common stock could decline to the extent that the market price reflects those benefits.

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

Some Potential Losses Are Not Covered by Insurance. The Company carries comprehensive insurance coverage for losses resulting from property damage, environmental, liability claims and business interruption on all of its Properties. In addition the Company carries liability coverage for other activities not specifically related to property operations. These coverages include, but are not limited to, Directors & Officers liability, Employer Practices liability and Fiduciary liability. The Company believes that the policy specifications and coverage limits of these policies should be adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims that generally are not insured. Should an uninsured loss or a loss in excess of coverage limits occur, the Company could lose all or a portion of the capital it has invested in a Property or the anticipated future revenue from a Property. In such an event, the Company might nevertheless remain obligated for any mortgage debt or other financial obligations related to the Property.

The Company’s current property and casualty insurance policies, which it plans to renew, expire on April 1, 2012. The Company has a $100 million loss limit with respect to its all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million loss limit for an earthquake in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates ELS’ maximum exposure, subject to policy sub-limits, in the event of a loss.

There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies instituted for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, and the Company’s business may not benefit from or may be adversely impacted by these actions, and further government or market developments could adversely impact the Company. In response to market disruptions, legislators and financial regulators implemented a number of mechanisms designed to add stability to the financial markets, including the provision of direct and indirect assistance to distressed financial institutions, assistance by the banking authorities in arranging acquisitions of weakened banks and broker-dealers, implementation of programs by the Federal Reserve to provide liquidity to the commercial paper markets and temporary prohibitions on short sales of certain financial institution securities. Numerous actions have been taken by the Federal Reserve, Congress, U.S. Treasury, SEC and others to address the liquidity and credit crisis that followed the sub-prime crisis that commenced in 2007. It is not clear at this time what long-term impact the liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Specifically, the Company believes that programs intended to provide relief to current or potential site-built or stick-built single family homeowners, and not purchasers of Site-Set homes who lease the underlying land and RV’s, negatively impacts its business.

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

The Company’s 8.034% Series A Cumulative Redeemable Perpetual Preferred Stock Has Not Been Rated. The Company has not sought to obtain a rating for its 8.034% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”). No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series A Preferred Stock. In addition, the Company may elect in the future to obtain a rating of its Series A Preferred Stock, which could adversely affect the market price of its Series A Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on a watch list or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision, placing on a watch list or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Stock.

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

Debt Financing, Financial Covenants and Degree of Leverage Could Adversely Affect the Company’s Economic Performance.

Scheduled Debt Payments Could Adversely Affect the Company’s Financial Condition. The Company’s business is subject to risks normally associated with debt financing. The total principal amount of the Company’s outstanding indebtedness was approximately $2.3 billion as of December 31, 2011. The Company’s substantial indebtedness and the cash flow associated with serving its indebtedness could have important consequences, including the risks that:

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

Ability to obtain mortgage financing or to refinance maturing mortgages may adversely affect the Company’s financial condition. Lenders demands on borrowers as to the quality of the collateral and related cash flows may make it challenging to secure financing at all or on attractive terms. If financing proceeds are no longer available for any reason or if terms are no longer attractive, these factors may adversely affect cash flow and the Company’s ability to service debt and make distributions to stockholders.

Financial Covenants Could Adversely Affect the Company’s Financial Condition. If a Property is mortgaged to secure payment of indebtedness, and the Company is unable to meet mortgage payments, the mortgagee could foreclose on the Property, resulting in loss of income and asset value. The mortgages on the Company’s Properties contain customary negative covenants, which among other things limit the Company’s ability, without the prior consent of the lender, to further mortgage the Property and to discontinue insurance coverage. In addition, the Company’s unsecured credit facilities contain certain customary restrictions, requirements and other limitations on the Company’s ability to incur indebtedness, including total debt-to-assets ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt. Foreclosure on mortgaged Properties or an inability to refinance existing indebtedness would likely have a negative impact on the Company’s financial condition and results of operations.

The Company’s Degree of Leverage Could Limit Its Ability to Obtain Additional Financing. The Company’s debt-to-market-capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and Units held by parties other than the Company) was approximately 43% as of December 31, 2011. The degree of leverage could have important consequences to stockholders, including an adverse effect on the Company’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes the Company more vulnerable to a downturn in business or the economy generally.

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

The Company Depends on Its Subsidiaries’ Dividends and Distributions.

Substantially all of the Company’s assets are indirectly held through the Operating Partnership. As a result, the Company has no source of operating cash flow other than from distributions from the Operating Partnership. The Company’s ability to pay dividends to holders of common stock and Series A Preferred Stock depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and then to make distributions to MHC Trust and common Unit holders (in the case of common stock distributions). Similarly, MHC Trust must satisfy its obligations to its creditors (preferred stockholders in the case of common stock distributions) before making common stock or preferred stock distributions to the Company.

Stockholders’ Ability to Effect Changes of Control of the Company is Limited.

Provisions of the Company’s Charter and Bylaws Could Inhibit Changes of Control. Certain provisions of the Company’s charter and bylaws may delay or prevent a change of control of the Company or other transactions that could provide its stockholders with a premium over the then-prevailing market price of their common stock or Series A Preferred Stock or which might otherwise be in the best interest of its stockholders. These include the

Ownership Limit described below. Also, any future series of preferred stock may have certain voting provisions that could delay or prevent a change of control or other transaction that might involve a premium price or otherwise be beneficial to the Company’s stockholders.

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

The Company Has a Stock Ownership Limit for REIT Tax Purposes. To remain qualified as a REIT for U.S. federal income tax purposes, not more than 50% in value of the Company’s outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any taxable year. To facilitate maintenance of the Company’s REIT qualification, the Company’s charter, subject to certain exceptions, prohibits Beneficial Ownership (as defined in the Company’s charter) by any single stockholder of more than 5% (in value or number of shares, whichever is more restrictive) of the Company’s outstanding capital stock. The Company refers to this as the “Ownership Limit.” Within certain limits, the Company’s charter permits the Board of Directors to increase the Ownership Limit with respect to any class or series of stock. The Board of Directors, upon receipt of a ruling from the IRS, opinion of counsel, or other evidence satisfactory to the Board of Directors and upon 15 days prior written notice of a proposed transfer which, if consummated, would result in the transferee owning shares in excess of the Ownership Limit, and upon such other conditions as the Board of Directors may direct, may exempt a stockholder from the Ownership Limit. Absent any such exemption, capital stock acquired or held in violation of the Ownership Limit will be transferred by operation of law to the Company as trustee for the benefit of the person to whom such capital stock is ultimately transferred, and the stockholder’s rights to distributions and to vote would terminate. Such stockholder would be entitled to receive, from the proceeds of any subsequent sale of the capital stock transferred to the Company as trustee, the lesser of (i) the price paid for the capital stock or, if the owner did not pay for the capital stock (for example, in the case of a gift, devise on other such transaction), the market price of the capital stock on the date of the event causing the capital stock to be transferred to the Company as trustee or (ii) the amount realized from such sale. A transfer of capital stock may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control of the Company and, therefore, could adversely affect its stockholders’ ability to realize a premium over the then-prevailing market price for their common stock or adversely affect the best interest of the Company’s stockholders.

Conflicts of Interest Could Influence the Company’s Decisions.

Certain Stockholders Could Exercise Influence in a Manner Inconsistent With the Stockholders’ Best Interests. As of December 31, 2011, Mr. Samuel Zell and certain affiliated holders beneficially owned approximately 8.8% of the Company’s outstanding common stock (in each case including common stock issuable upon the exercise of stock options and the exchange of Units). Mr. Zell is the chairman of the Company’s Board of Directors. Accordingly, Mr. Zell has significant influence on the Company’s management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders.

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

Members of Management May Have a Conflict of Interest Over Whether To Enforce Terms of Mr. McAdams’s Employment and Noncompetition Agreement. Mr. McAdams was the Company’s President until January 31, 2011 and had an employment and noncompetition agreement with the Company that expired on December 31, 2010. For the most part these restrictions apply to him both during his employment and for two years thereafter. Mr. McAdams is also prohibited from otherwise disrupting or interfering with the Company’s business through the solicitation of the Company’s employees or customers or otherwise. To the extent that the Company chooses to enforce its rights under any of these agreements, it may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than the Company otherwise might because of its desire to maintain its ongoing relationship with Mr. McAdams. Additionally, the non-competition provisions of his agreement, despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over it in the future. (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-K.)

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

The Company has a Significant Concentration of Properties in Florida and California, and Natural Disasters or Other Catastrophic Events in These or Other States Could Adversely Affect the Value of Its Properties and the Its Cash Flow.

As of December 31, 2011, the Company owned or had an ownership interest in 382 Properties located in 32 states and British Columbia, including 119 Properties located in Florida and 49 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of the Company’s Properties. While the Company has obtained insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that the Company must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore the Company’s economic position with respect to damage or destruction to its Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such a natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures incurred by the Company and reimbursements received from the insurance providers, could adversely affect the Company’s economic performance.

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

The Company Is Dependent on External Sources of Capital.

To qualify as a REIT, the Company must distribute to its stockholders each year at least 90% of its REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gain). In addition, the Company intends to distribute all or substantially all of its net income so that it will generally not be subject to U.S. federal income tax on its earnings. Because of these distribution requirements, it is not likely that the Company will be able to fund all future capital needs, including for acquisitions, from income from operations. The Company therefore will have to rely on third-party sources of debt and equity capital financing, which may or may not be available on favorable terms or at all. The Company’s access to third-party sources of capital depends on a number of things, including conditions in the capital markets generally and the market’s perception of its growth potential and its current and potential future earnings. It may be difficult for the Company to meet one or more of the requirements for qualification as a REIT, including but not limited to its distribution requirement. Moreover, additional equity offerings may result in substantial dilution of stockholders’ interests, and additional debt financing may substantially increase the Company’s leverage.

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

The Company’s Accounting Policies for the Entering Right-To-Use Contracts Will Result in a Substantial Deferral of Revenue in its Financial Results. Beginning August 14, 2008, the Company began entering right-to-use contracts. Customers who enter upgraded right-to-use contracts are generally required to make an upfront nonrefundable payment to the Company. The Company incurs significant selling and marketing expenses to originate the right-to-use contracts, and the majority of expenses must be expensed in the period incurred, while the related revenues and commissions are generally deferred and recognized over the expected life of the contract, which is estimated based upon historical attrition rates. The expected life of a right-to-use contract is currently estimated to be between one and 31 years. As a result, the Company may incur a loss from entering right-to-use contracts, build up a substantial deferred revenue liability balance, and recognize substantial non-cash revenue in the years subsequent to originally entering the contracts. This accounting may make it difficult for investors to interpret the financial results from the entry of right-to-use contracts. In 2008, the Company submitted correspondence to the Office of the Chief Accountant at the SEC describing the right-to-use contracts and subsequently discussed the revenue recognition policy with respect to the contracts with the SEC. The SEC does not object to the Company’s application of the Codification Topic “Revenue Recognition” (“FASB ASC 605”) with respect to the deferral of the upfront nonrefundable payments received from the entry of right-to-use contracts. (See Note 2(n) in the Notes to Consolidated Financial Statements contained in this Form 10-K for the Company’s revenue recognition policy.)

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

Property Portfolio

As of December 31, 2011, the Company owned or had an ownership interest in a portfolio of 382 Properties located throughout the United States and British Columbia containing 141,132 residential sites.

The distribution of the Company’s Properties throughout the United States reflects its belief that geographic diversification helps to insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where its Properties are located and will also consider acquisitions of Properties outside such markets. (Refer to Note 2(c) of the Notes to Consolidated Financial Statements contained in this Form 10-K.)

Bay Indies, located in Venice, Florida, and Viewpoint, located in Mesa, Arizona, the Company’s two largest properties as determined by property operating revenues, each accounted for approximately 2.0% of its total property operating revenues, including deferrals, for the year ended December 31, 2011.

The following table sets forth certain information relating to the Properties the Company owned as of December 31, 2011, categorized according to major markets and excluding Properties owned through joint ventures.

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/11	Total Number of Annual Sites as of 12/31/11	Annual Site Occupancy as of 12/31/11	Annual Site Occupancy as of 12/31/10	Annual Rent as of 12/31/11	Annual Rent as of 12/31/10
Florida
East Coast:
Sunshine Key	38801 Overseas Hwy	Big Pine Key	FL	33043	RV	54			409	61	100.0%	100.0%	$9,289	$9,735
Cheron Village (a)	13222 SW 9th Court	Davie	FL	33325	MH	30			202	202	93.6%	—	$7,828	—
Carriage Cove	Five Carriage Cove Way	Daytona Beach	FL	32119	MH	59			418	418	88.8%	91.6%	$5,932	$5,571
Coquina Crossing	4536 Coquina Crossing Dr.	Elkton	FL	32033	MH	316	26	145	566	566	93.6%	93.3%	$6,015	$5,747
Bulow Plantation	3165 Old Kings Road South	Flagler Beach	FL	32136	MH	323	181	722	276	276	98.2%	98.2%	$6,012	$5,808
Bulow RV	3345 Old Kings Road South	Flagler Beach	FL	32136	RV	(f)			352	83	100.0%	100.0%	$4,890	$4,854
Carefree Cove	3273 N.W. 37th St	Ft. Lauderdale	FL	33309	MH	20			164	164	93.9%	93.9%	$6,773	$6,568
Park City West	10550 W. State Road 84	Ft. Lauderdale	FL	33324	MH	60			363	363	94.2%	91.7%	$6,424	$6,205
Sunshine Holiday MH	2802 W. Oakland Park Blvd.	Ft. Lauderdale	FL	33311	MH	32			270	270	86.3%	86.9%	$6,316	$6,097
Sunshine Holiday RV	2802 W. Oakland Park Blvd.	Ft. Lauderdale	FL	33311	RV	(f)			130	37	100.0%	100.0%	$5,814	$5,874
Lake Worth Village (a)	4041 Roberts Way	Lake Worth	FL	33463	MH	117			823	823	78.7%	—	$6,824	—
Maralago Cay	6280 S. Ash Lane	Lantana	FL	33462	MH	102	5		603	603	93.0%	91.0%	$7,623	$7,601
Coral Cay	2801 NW 62nd Avenue	Margate	FL	33063	MH	121			819	819	91.3%	89.1%	$6,579	$6,312
Lakewood Village	3171 Hanson Avenue	Melbourne	FL	32901	MH	68			349	349	86.2%	86.5%	$5,874	$5,919
Holiday Village	1335 Fleming Ave Box 228	Ormond Beach	FL	32174	MH	43			301	301	88.0%	87.7%	$5,137	$4,755
Sunshine Holiday	1701 North US Hwy 1	Ormond Beach	FL	32174	RV	69			349	134	100.0%	100.0%	$4,699	$4,854
The Meadows, FL	2555 PGA Boulevard	Palm Beach Gardens	FL	33410	MH	55			379	379	82.8%	85.0%	$7,047	$6,863
Breezy Hill RV	800 NE 48th Street	Pompano Beach	FL	33064	RV	52			762	368	100.0%	100.0%	$6,216	$6,265
Highland Wood RV	900 NE 48th Street	Pompano Beach	FL	33064	RV	15			148	22	100.0%	100.0%	$5,432	$5,301
Lighthouse Pointe	155 Spring Drive	Port Orange	FL	32129	MH	64			433	433	85.7%	85.9%	$5,237	$5,054
Pickwick	4500 S. Clyde Morris Blvd	Port Orange	FL	32119	MH	84	4		432	432	99.8%	99.8%	$5,573	$5,355
Indian Oaks	780 Barnes Boulevard	Rockledge	FL	32955	MH	38			208	208	100.0%	100.0%	$4,535	$4,465
Countryside at Vero Beach	8775 20th Street	Vero Beach	FL	32966	MH	125			644	644	88.7%	89.6%	$5,695	$5,583
Heritage Plantation	1101 Ranch Road	Vero Beach	FL	32966	MH	64			437	437	81.7%	82.8%	$5,762	$5,698
Holiday Village, FL	1000 S.W. 27th Avenue	Vero Beach	FL	32968	MH	20			128	128	5.5%	9.4%	$3,737	$3,996
Sunshine Travel	9455 108th Avenue	Vero Beach	FL	32967	RV	30	6	48	300	138	100.0%	100.0%	$5,003	$4,848
Heron Cay (a)	1400 90th Avenue	Vero Beach	FL	32966	MH	130			589	589	84.9%	—	$5,717	—
Vero Palm (a)	1408 82nd Avenue	Vero Beach	FL	32966	MH	64			285	285	83.2%	—	$5,259	—
Village Green (a)	7300 20th Street	Vero Beach	FL	32966	MH	174			781	781	83.0%	—	$6,285	—
Palm Beach Colony (a)	2000 N. Congress Avenue	West Palm Beach	FL	33409	MH	48			284	284	88.7%	—	$5,280	—

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/11	Total Number of Annual Sites as of 12/31/11	Annual Site Occupancy as of 12/31/11	Annual Site Occupancy as of 12/31/10	Annual Rent as of 12/31/11	Annual Rent as of 12/31/10
Central:
Clover Leaf Farms (a)	900 N. Broad Street	Brooksville	FL	34601	MH	227		100	779	779	96.7%	—	$4,200	—
Clover Leaf Forest (a)	910 N. Broad Street	Brooksville	FL	34601	RV	30			277			—		—
Clerbrook	20005 U.S. Highway 27	Clermont	FL	34711	RV	288			1,255	465	100.0%	100.0%	$4,392	$4,352
Lake Magic	9600 Hwy 192 West	Clermont	FL	34714	RV	69			471	127	100.0%	100.0%	$4,235	$4,106
Orange Lake (a)	15840 SR 50 Lot 32	Clermont	FL	34711	MH	38			242	242	95.5%	—	$4,554	—
Orlando	2110 US Highway 27 S	Clermont	FL	34714	RV	270	30	136	850	111	100.0%	100.0%	$3,358	$3,358
Haselton Village (a)	14 Coral Street	Eustis	FL	32726	MH	52			291	291	98.6%	—	$3,505	—
Southern Palms	One Avocado Lane	Eustis	FL	32726	RV	120			950	354	100.0%	100.0%	$4,363	$4,267
Lakeside Terrace (a)	24 Sunrise Lane	Fruitland Park	FL	34731	MH	39			241	241	98.8%	—	$3,666	—
Grand Island	13310 Sea Breeze Lane	Grand Island	FL	32735	MH	35			362	362	63.3%	60.2%	$5,226	$5,059
Sherwood Forest	5302 W. Irlo Bronson Hwy	Kissimmee	FL	34746	MH	124			769	769	94.3%	94.5%	$5,401	$5,269
Sherwood Forest RV	5300 W. Irlo Bronson Hwy	Kissimmee	FL	34746	RV	107	43	149	513	139	100.0%	100.0%	$4,476	$4,665
Tropical Palms (g)	2650 Holiday Trail	Kissimmee	FL	34746	RV	59			541	—	—	—	—	—
Beacon Hill Colony (a)	1112 West Beacon Road	Lakeland	FL	33803	MH	31			201	201	98.5%	—	$3,612	—
Beacon Terrace (a)	2425 Harden Boulevard	Lakeland	FL	33803	MH	55			297	297	99.3%	—	$4,510	—
Kings & Queens (a)	2808 N. Florida Avenue	Lakeland	FL	33805	MH	18			107	107	96.3%	—	$4,578	—
Lakeland Harbor (a)	4747 N. State Road	Lakeland	FL	33805	MH	65			504	504	99.6%	—	$4,245	—
Lakeland Junction (a)	202 East Griffin Road	Lakeland	FL	33805	MH	23			193	193	98.4%	—	$3,579	—
Coachwood Colony	2610 Dogwood Place	Leesburg	FL	34748	MH	29			202	202	91.1%	89.6%	$3,810	$3,833
Mid-Florida Lakes	199 Forest Dr.	Leesburg	FL	34788	MH	290			1,225	1,225	83.0%	82.3%	$5,733	$5,604
Southernaire	1700 Sanford Road	Mt. Dora	FL	32757	MH	14			114	114	79.8%	81.5%	$3,958	$3,724
Foxwood (a)	4705 NW 20th Street	Ocala	FL	34482	MH	56			375	375	84.3%	—	$4,470	—
Oak Bend	10620 S.W. 27th Ave.	Ocala	FL	34476	MH	62	3		262	262	88.5%	88.9%	$5,009	$4,856
Villas at Spanish Oaks	3150 N.E. 36th Avenue	Ocala	FL	34479	MH	69			459	459	88.2%	87.6%	$4,866	$4,726
Audubon (a)	6565 Beggs Road	Orlando	FL	32810	MH	40			280	280	93.2%	—	$4,611	—
Hidden Valley (a)	8950 Polynesian Lane	Orlando	FL	32836	MH	50			303	303	98.7%	—	$6,076	—
Starlight Ranch (a)	6000 East Pershing Avenue	Orlando	FL	32822	MH	130			783	783	80.8%	—	$5,623	—
Covington Estates (a)	3400 Glenwick Drive	Saint Cloud	FL	34772	MH	59			241	241	92.9%	—	$4,229	—
Parkwood Communities (a)	414 Springlake Road	Wildwood	FL	34785	MH	121			694	694	95.5%	—	$3,073	—
Three Flags RV Resort	1755 E State Rd 44	Wildwood	FL	34785	RV	23			221	9	100.0%	—	$2,456	—
Winter Garden	13905 W. Colonial Dr.	Winter Garden	FL	34787	RV	27			350	123	100.0%	100.0%	$4,467	$4,437
Gulf Coast (Tampa/Naples):
Toby’s RV	3550 N.E. Hwy 70	Arcadia	FL	34266	RV	44			379	265	100.0%	100.0%	$2,679	$2,613
Winter Quarters Manatee	800 Kay Road NE	Bradenton	FL	34212	RV	42			415	215	100.0%	100.0%	$5,004	$4,998
Windmill Manor	5320 53rd Ave. East	Bradenton	FL	34203	MH	49			292	292	95.2%	95.5%	$6,081	$5,766
Glen Ellen	2882 Gulf to Bay Blvd	Clearwater	FL	33759	MH	12			106	106	88.7%	88.7%	$4,980	$4,977
Hillcrest	2346 Druid Road East	Clearwater	FL	33764	MH	25			278	278	93.2%	92.8%	$5,065	$4,916
Holiday Ranch	4300 East Bay Drive	Clearwater	FL	33764	MH	12			150	150	87.3%	86.7%	$4,791	$4,689
Silk Oak	28488 US Highway 19 N	Clearwater	FL	33761	MH	19			181	181	87.8%	87.3%	$5,082	$5,000
Shady Oaks (a)	15777 Bolesta Road	Clearwater	FL	33760	MH	31			250	250	94.8%	—	$4,497	—
Shady Village (a)	15666 49th St. North	Clearwater	FL	33760	MH	19			156	156	94.9%	—	$5,677	—
Crystal Isles	11419 W. Ft. Island Drive	Crystal River	FL	34429	RV	38			260	44	100.0%	100.0%	$5,258	$5,175
Lake Haven	1415 Main Street	Dunedin	FL	34698	MH	48			379	379	88.4%	88.1%	$5,738	$5,492
Colony Cove (a)	4313 Kings Drive	Ellenton	FL	34222	MH	538			2,207	2,207	87.1%	—	$6,069	—
Ridgewood Estates (a)	3461 Stephanie Lane	Ellenton	FL	34222	MH	77			380	380	98.7%	—	$4,187	—
Fort Myers Beach Resort	16299 San Carlos Blvd.	Fort Myers	FL	33908	RV	31			306	91	100.0%	100.0%	$6,106	$5,961
Gulf Air Resort	17279 San Carlos Blvd. SW	Fort Myers	FL	33931	RV	25			246	154	100.0%	100.0%	$5,290	$5,111
Barrington Hills	9412 New York Avenue	Hudson	FL	34667	RV	28			392	257	100.0%	100.0%	$3,260	$3,195

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/11	Total Number of Annual Sites as of 12/31/11	Annual Site Occupancy as of 12/31/11	Annual Site Occupancy as of 12/31/10	Annual Rent as of 12/31/11	Annual Rent as of 12/31/10
Down Yonder	7001 N. 142nd Avenue	Largo	FL	33771	MH	50			361	361	97.8%	98.1%	$6,095	$6,082
East Bay Oaks	601 Starkey Road	Largo	FL	33771	MH	40			328	328	97.9%	96.3%	$5,034	$5,028
Eldorado Village	2505 East Bay Drive	Largo	FL	33771	MH	25			227	227	99.1%	98.2%	$5,034	$5,021
Shangri La	249 Jasper Street N.W.	Largo	FL	33770	MH	14			160	160	75.6%	78.8%	$5,024	$4,810
Vacation Village	6900 Ulmerton Road	Largo	FL	33771	RV	29			293	154	100.0%	100.0%	$4,289	$4,236
Whispering Pines - Largo (a)	7501 142nd Ave North	Largo	FL	33771	MH	55			392	392	85.5%	—	$6,016	—
Winter Quarters Pasco	21632 State Road 54	Lutz	FL	33549	RV	27			255	173	100.0%	100.0%	$3,761	$3,664
Buccaneer	2210 N. Tamiami Trail N.E.	N. Ft. Myers	FL	33903	MH	223	39	162	971	971	98.2%	98.4%	$6,435	$6,189
Island Vista MHC	3000 N. Tamiami Trail	N. Ft. Myers	FL	33903	MH	121			616	616	78.1%	76.1%	$4,157	$4,097
Lake Fairways	19371 Tamiami Trail	N. Ft. Myers	FL	33903	MH	259			896	896	99.4%	99.6%	$6,359	$6,242
Pine Lakes	10200 Pine Lakes Blvd.	N. Ft. Myers	FL	33903	MH	314			584	584	100.0%	100.0%	$7,483	$7,304
Pioneer Village	7974 Samville Rd.	N. Ft. Myers	FL	33917	RV	90			733	370	100.0%	100.0%	$4,370	$4,329
The Heritage	3000 Heritage Lakes Blvd.	N. Ft. Myers	FL	33917	MH	214	22	132	453	453	98.7%	98.2%	$5,602	$5,495
Windmill Village	16131 N. Cleveland Ave.	N. Ft. Myers	FL	33903	MH	69			491	491	89.6%	89.8%	$5,025	$5,006
Country Place	2601 Country Place Blvd.	New Port Richey	FL	34655	MH	82			515	515	99.6%	80.2%	$5,353	$5,199
Hacienda Village	7107 Gibraltar Ave	New Port Richey	FL	34653	MH	66			505	505	95.4%	96.6%	$5,238	$5,107
Harbor View	6617 Louisna Ave	New Port Richey	FL	34653	MH	69			471	471	98.3%	98.3%	$4,444	$4,322
Bay Lake Estates	1200 East Colonia Lane	Nokomis	FL	34275	MH	34			228	228	94.7%	94.3%	$6,494	$6,320
Lake Village (a)	400 Lake Drive	Nokomis	FL	34275	MH	65			391	391	95.4%	—	$6,495	—
Royal Coachman	1070 Laurel Road East	Nokomis	FL	34275	RV	111			546	439	100.0%	100.0%	$6,473	$6,373
Silver Dollar	12515 Silver Dollar Drive	Odessa	FL	33556	RV	412			459	393	100.0%	100.0%	$5,968	$5,676
Terra Ceia	9303 Bayshore Road	Palmetto	FL	34221	RV	18			203	139	100.0%	100.0%	$3,893	$3,730
Lakes at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	122			424	424	92.7%	93.6%	$4,496	$4,320
Meadows at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	140	13	110	799	799	96.1%	95.7%	$5,217	$5,128
Oaks at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	44			168	168	76.2%	75.6%	$4,529	$4,352
Harbor Lakes	3737 El Jobean Road #294	Port Charlotte	FL	33953	RV	80			528	295	100.0%	100.0%	$4,783	$4,744
Emerald Lake (a)	24300 Airport Road	Punta Gorda	FL	33950	MH	28			200	200	90.0%	—	$4,332	—
Gulf View	10205 Burnt Store Road	Punta Gorda	FL	33950	RV	78			206	52	100.0%	100.0%	$4,575	$4,568
Tropical Palms	17100 Tamiami Trail	Punta Gorda	FL	33955	MH	50			294	294	87.8%	88.1%	$3,684	$3,565
Winds of St. Armands No.	4000 N. Tuttle Ave.	Sarasota	FL	34234	MH	74			471	471	96.0%	95.5%	$6,585	$6,501
Winds of St. Armands So.	3000 N. Tuttle Ave.	Sarasota	FL	34234	MH	61			306	306	98.4%	98.7%	$6,723	$6,593
Peace River	2555 US Highway 17	South Wauchula	FL	33873	RV	72	38		454	39	100.0%	100.0%	$2,757	$1,977
Topics	13063 County Line Road	Spring Hill	FL	34609	RV	35			230	193	100.0%	100.0%	$3,145	$3,121
Pine Island	5120 Stringfellow Road	St. James City	FL	33956	RV	31			363	87	100.0%	100.0%	$5,249	$5,030
Carefree Village (a)	8000 Sheldon Road	Tampa	FL	33615	MH	58			401	401	94.8%	—	$4,717	—
Tarpon Glen (a)	1038 Sparrow Lane	Tarpon Springs	FL	34689	MH	24			169	169	87.6%	—	$5,270	—
Featherock (a)	2200 Highway 60 East	Valrico	FL	33594	MH	84			521	521	97.7%	—	$4,608	—
Bay Indies	950 Ridgewood Ave	Venice	FL	34285	MH	210			1,309	1,309	94.2%	94.3%	$7,712	$7,353
Ramblers Rest	1300 North River Rd.	Venice	FL	34293	RV	117			647	409	100.0%	100.0%	$5,109	$4,947
Crystal Lakes-Zephyrhills (a)	4604 Lake Crystal Blvd.	Zephyrhills	FL	33541	MH	146		140	318	318	95.6%	—	$3,387	—
Sixth Avenue	39345 6th Avenue	Zephyrhills	FL	33542	MH	14			140	140	86.4%	86.4%	$2,600	$2,534

Total Florida Market:						9,889	410	1,844	50,959	42,106	92.2%	92.6%	$5,423	$5,419
California
Northern California:
Monte del Lago	13100 Monte del Lago	Castroville	CA	95012	MH	54			310	310	93.9%	93.5%	$12,900	$12,687
Colony Park	3939 Central Avenue	Ceres	CA	95307	MH	20			186	186	88.2%	93.5%	$6,870	$6,837
Russian River	33655 Geysers Rd	Cloverdale	CA	95425	RV	41			135	2	100.0%	100.0%	$2,791	$2,575
Snowflower	41776 Yuba Gap Dr	Emigrant Gap	CA	95715	RV	612	200		268	—	—	—	—	—

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/11	Total Number of Annual Sites as of 12/31/11	Annual Site Occupancy as of 12/31/11	Annual Site Occupancy as of 12/31/10	Annual Rent as of 12/31/11	Annual Rent as of 12/31/10
Four Seasons	3138 West Dakota	Fresno	CA	93722	MH	40			242	242	88.8%	88.8%	$4,350	$4,315
Yosemite Lakes	31191 Harden Flat Rd	Groveland	CA	95321	RV	403	30	111	299	1	100.0%	100.0%	$2,022	$1,931
Tahoe Valley (b)	1175 Melba Drive	Lake Tahoe	CA	96150	RV	86	20	200	413	—	—	—	—	—
Sea Oaks	1675 Los Osos Valley Rd., #221	Los Osos	CA	93402	MH	18			125	125	98.4%	98.4%	$6,238	$6,045
Ponderosa	7291 Highway 49	Lotus	CA	95651	RV	22			170	15	100.0%	100.0%	$2,895	$2,722
Turtle Beach	703 E Williamson Rd	Manteca	CA	95337	RV	39			79	7	100.0%	100.0%	$3,070	$3,135
Coralwood (b)	331 Coralwood	Modesto	CA	95356	MH	22			194	194	67.0%	73.2%	$8,603	$8,569
Lake Minden	1256 Marcum Rd	Nicolaus	CA	95659	RV	165	82	540	323	11	100.0%	100.0%	$2,647	$2,734
Lake of the Springs	14152 French Town Rd	Oregon House	CA	95962	RV	954	507	1,014	541	58	100.0%	100.0%	$2,629	$2,413
Concord Cascade	245 Aria Drive	Pacheco	CA	94553	MH	31			283	283	99.6%	99.6%	$8,249	$8,029
San Francisco RV	700 Palmetto Ave	Pacifica	CA	94044	RV	12			182	—	—	—	—	—
Quail Meadows	5901 Newbrook Drive	Riverbank	CA	95367	MH	20			146	146	93.2%	90.4%	$8,349	$8,182
California Hawaiian	3637 Snell Avenue	San Jose	CA	95136	MH	50			418	418	99.5%	100.0%	$11,109	$10,733
Sunshadow	1350 Panoche Avenue	San Jose	CA	95122	MH	30			121	121	99.2%	98.3%	$10,718	$10,400
Village of the Four Seasons	200 Ford Road	San Jose	CA	95138	MH	30			271	271	97.0%	97.4%	$10,257	$9,954
Westwinds (4 Properties)	500 Nicholson Lane	San Jose	CA	95134	MH	88			723	723	100.0%	96.4%	$11,907	$11,527
Laguna Lake	1801 Perfumo Canyon Road	San Luis Obispo	CA	93405	MH	100			300	300	100.0%	99.7%	$6,008	$5,895
Contempo Marin	400 Yosemite Road	San Rafael	CA	94903	MH	63			396	396	98.2%	98.2%	$10,094	$9,202
DeAnza Santa Cruz	2395 Delaware Avenue	Santa Cruz	CA	95060	MH	30			198	198	93.9%	92.9%	$12,598	$12,166
Santa Cruz Ranch RV Resort	917 Disc Drive	Scotts Valley	CA	95066	RV	7			106	—	—	—	—	—
Royal Oaks	415 Akers Drive N.	Visalia	CA	93291	MH	20			149	149	96.0%	97.3%	$6,023	$5,702
Southern California:
Soledad Canyon	4700 Crown Valley Rd	Acton	CA	93510	RV	273			1,251	101	100.0%	100.0%	$2,581	$2,872
Los Ranchos (a)	20843 Waalew Road	Apple Valley	CA	92307	MH	30			389	389	96.4%	—	$6,047	—
Date Palm Country Club (b)	36-200 Date Palm Drive	Cathedral City	CA	92234	MH	232	3	24	538	538	95.5%	96.1%	$11,790	$11,481
Date Palm RV (b)	36-100 Date Palm Drive	Cathedral City	CA	92234	RV	(f)			140	27	100.0%	100.0%	$4,183	$4,107
Oakzanita	11053 Highway 79	Descanso	CA	91916	RV	145	5		146	14	100.0%	100.0%	$2,999	$2,882
Rancho Mesa	450 East Bradley Ave.	El Cajon	CA	92021	MH	20			158	158	78.5%	68.4%	$11,215	$11,293
Rancho Valley	12970 Hwy 8 Business	El Cajon	CA	92021	MH	19			140	140	97.1%	97.9%	$12,060	$11,383
Royal Holiday	4400 W Florida Ave	Hemet	CA	92545	MH	22			196	196	67.9%	60.7%	$5,386	$5,177
Idyllwild	24400 Canyon Trail Drive	Idyllwild	CA	92549	RV	191			287	25	100.0%	100.0%	$2,408	$2,351
Pio Pico	14615 Otay Lakes Rd	Jamul	CA	91935	RV	176	10		512	82	100.0%	100.0%	$3,479	$3,723
Wilderness Lakes	30605 Briggs Rd	Menifee	CA	92584	RV	73			529	31	100.0%	100.0%	$3,745	$3,717
Morgan Hill	12895 Uvas Rd	Morgan Hill	CA	95037	RV	62			339	18	100.0%	100.0%	$3,296	$3,292
Pacific Dunes Ranch	1205 Silver Spur Place	Oceana	CA	93445	RV	48			215	—	—	—	—	—
San Benito	16225 Cienega Rd	Paicines	CA	95043	RV	199	23		523	33	100.0%	100.0%	$2,887	$2,746
Palm Springs	77500 Varner Rd	Palm Desert	CA	92211	RV	35			401	45	100.0%	100.0%	$3,549	$3,329
Las Palmas	1025 S. Riverside Ave.	Rialto	CA	92376	MH	18			136	136	99.3%	99.3%	$6,276	$5,989
Parque La Quinta	350 S. Willow Ave. #120	Rialto	CA	92376	MH	19			166	166	98.8%	99.4%	$6,100	$5,927
Rancho Oso	3750 Paradise Rd	Santa Barbara	CA	93105	RV	310	40		187	23	100.0%	100.0%	$3,530	$3,329
Meadowbrook	8301 Mission Gorge Rd.	Santee	CA	92071	MH	43			338	338	100.0%	99.1%	$8,791	$8,668
Lamplighter	10767 Jamacha Blvd.	Spring Valley	CA	91978	MH	32			270	270	97.4%	98.1%	$12,324	$12,206
Santiago Estates	13691 Gavina Ave. #632	Sylmar	CA	91342	MH	113	9		300	300	99.7%	100.0%	$11,697	$11,574

Total California Market						5,017	929	1,889	13,739	7,186	95.4%	94.8%	$9,113	$9,109
Arizona
Countryside RV	2701 S. Idaho Rd	Apache Junction	AZ	85219	RV	53			560	307	100.0%	100.0%	$2,762	$2,988
Golden Sun RV	999 W Broadway Ave	Apache Junction	AZ	85220	RV	33			329	204	100.0%	100.0%	$3,228	$3,131

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/11	Total Number of Annual Sites as of 12/31/11	Annual Site Occupancy as of 12/31/11	Annual Site Occupancy as of 12/31/10	Annual Rent as of 12/31/11	Annual Rent as of 12/31/10
Apache East (a)	3500 S. Tomahawk	Apache Junction	AZ	85119	MH	17			123	123	97.6%	—	$4,821	—
Denali Park (a)	3405 S. Tomahawk	Apache Junction	AZ	85119	MH	33			163	163	91.4%	—	$4,463	—
Valley Vista	1060 S. Highway 80	Benson	AZ	85602	RV	6			145	—	—	—	—	—
Casita Verde RV	2200 N. Trekell Rd.	Casa Grande	AZ	85222	RV	14			192	106	100.0%	100.0%	$2,370	$2,358
Fiesta Grande RV	1511 East Florence Blvd.	Casa Grande	AZ	85222	RV	77			767	515	100.0%	100.0%	$2,885	$2,829
Foothills West RV	10167 N. Encore Dr.	Casa Grande	AZ	85222	RV	16			188	120	100.0%	100.0%	$2,302	$2,271
Sunshine Valley (a)	1650 S. Arizona Avenue	Chandler	AZ	85286	MH	55			381	381	88.7%	—	$5,277	—
Verde Valley	6400 Thousand Trails Rd, SP # 16	Cottonwood	AZ	86326	RV	273	129	515	352	44	100.0%	100.0%	$3,182	$2,872
Casa del Sol East II	10960 N. 67th Avenue	Glendale	AZ	85304	MH	29			239	239	86.2%	85.8%	$6,640	$6,869
Casa del Sol East III	10960 N. 67th Avenue	Glendale	AZ	85304	MH	28			236	236	78.4%	79.7%	$6,937	$6,851
Palm Shadows	7300 N. 51st. Avenue	Glendale	AZ	85301	MH	33			294	294	92.5%	94.2%	$5,409	$5,390
Monte Vista	8865 E. Baseline Road	Mesa	AZ	85209	RV	142	56	515	832	746	100.0%	100.0%	$5,706	$5,535
Viewpoint	8700 E. University	Mesa	AZ	85207	RV	332	55	467	1,954	1,555	100.0%	100.0%	$5,271	$5,125
Hacienda de Valencia	201 S. Greenfield Rd.	Mesa	AZ	85206	MH	51			365	365	98.6%	99.2%	$6,156	$6,051
The Highlands at Brentwood	120 North Val Vista Drive	Mesa	AZ	85213	MH	45			268	268	100.0%	99.6%	$6,934	$6,797
Seyenna Vistas (The Mark)	625 West McKellips	Mesa	AZ	85201	MH	60	4		410	410	85.4%	71.2%	$4,265	$4,506
Apollo Village	10701 N. 99th Ave.	Peoria	AZ	85345	MH	29	3		238	238	99.2%	97.9%	$5,442	$5,313
Casa del Sol West I	11411 N. 91st Avenue	Peoria	AZ	85345	MH	31			245	245	98.4%	96.7%	$6,184	$6,480
Carefree Manor	19602 N. 32nd Street	Phoenix	AZ	85050	MH	16			130	130	99.2%	99.2%	$4,983	$5,124
Central Park	205 West Bell Road	Phoenix	AZ	85023	MH	37			293	293	100.0%	100.0%	$6,230	$6,203
Desert Skies	19802 N. 32 Street	Phoenix	AZ	85024	MH	24			165	165	100.0%	99.4%	$5,826	$5,595
Sunrise Heights	17801 North 16th Street	Phoenix	AZ	85022	MH	28			199	199	100.0%	99.5%	$5,781	$5,912
Whispering Palms	19225 N. Cave Creek Rd.	Phoenix	AZ	85024	MH	15			116	116	97.4%	100.0%	$4,994	$4,794
Desert Vista	64812 Harcuvar	Salome	AZ	85348	RV	10			125	6	100.0%	100.0%	$3,601	$2,258
Sedona Shadows	6770 W. U.S. Hwy 89A	Sedona	AZ	86336	MH	48	6	10	198	198	99.5%	100.0%	$8,266	$7,793
Venture In	270 N. Clark Rd.	Show Low	AZ	85901	RV	26			389	277	100.0%	100.0%	$2,957	$2,927
Paradise	10950 W. Union Hill Drive	Sun City	AZ	85373	RV	80			950	801	100.0%	100.0%	$4,273	$4,169
The Meadows	2401 W. Southern Ave.	Tempe	AZ	85282	MH	60			391	391	99.0%	99.2%	$6,570	$6,543
Fairview Manor	3115 N. Fairview Avenue	Tucson	AZ	85705	MH	28			237	237	90.3%	86.9%	$4,672	$4,738
Westpark (a)	2501 W. Wickenburg Way	Wickenburg	AZ	85390	MH	48		19	188	188	96.8%	—	$6,753	—
Araby	6649 E. 32nd. St.	Yuma	AZ	85365	RV	25			337	311	100.0%	100.0%	$3,267	$3,254
Cactus Gardens	10657 S. Ave. 9-E	Yuma	AZ	85365	RV	43			430	296	100.0%	100.0%	$2,239	$2,178
Capri RV	3380 South 4th Ave	Yuma	AZ	85365	RV	20			303	257	100.0%	100.0%	$2,909	$2,890
Desert Paradise	10537 South Ave., 9E	Yuma	AZ	85365	RV	26			260	129	100.0%	100.0%	$2,288	$2,251
Foothill	12705 E. South Frontage Rd.	Yuma	AZ	85367	RV	18			180	72	100.0%	100.0%	$2,259	$2,206
Mesa Verde	3649 & 3749 South 4th Ave.	Yuma	AZ	85365	RV	28			345	311	100.0%	100.0%	$2,819	$2,789
Suni Sands	1960 East 32nd Street	Yuma	AZ	85365	RV	34			336	210	100.0%	100.0%	$2,695	$2,659

Total Arizona Market						1,971	253	1,526	13,853	11,146	97.5%	97.4%	$4,759	$4,660
Colorado
Hillcrest Village	1600 Sable Boulevard	Aurora	CO	80011	MH	72			601	601	91.7%	88.4%	$7,064	$7,032
Cimarron	12205 North Perry	Broomfield	CO	80020	MH	50			327	327	84.4%	79.8%	$6,901	$6,870
Holiday Village,	3405 Sinton Road	Co. Springs	CO	80907	MH	38			240	240	72.9%	70.4%	$6,925	$6,946
Bear Creek	3500 South King Street	Denver	CO	80236	MH	12			124	124	87.9%	88.7%	$6,716	$6,738
Holiday Hills	2000 West 92nd Avenue	Denver	CO	80260	MH	99			736	736	79.9%	78.9%	$6,898	$6,723
Golden Terrace	17601 West Colfax Ave.	Golden	CO	80401	MH	32			265	265	85.3%	80.8%	$7,566	$7,485
Golden Terrace South	17601 West Colfax Ave.	Golden	CO	80401	MH	15			80	80	68.8%	63.8%	$7,043	$7,311
Golden Terrace South RV	17801 West Colfax Ave.	Golden	CO	80401	RV	(f)			80	—	—	—	—	—

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/11	Total Number of Annual Sites as of 12/31/11	Annual Site Occupancy as of 12/31/11	Annual Site Occupancy as of 12/31/10	Annual Rent as of 12/31/11	Annual Rent as of 12/31/10
Golden Terrace West	17601 West Colfax Ave.	Golden	CO	80401	MH	39	7		316	316	75.3%	73.1%	$7,427	$7,273
Pueblo Grande	999 Fortino Blvd. West	Pueblo	CO	81008	MH	33			251	251	71.3%	74.1%	$4,257	$4,249
Woodland Hills	1500 W. Thornton Pkwy.	Thorton	CO	80260	MH	55			434	434	76.5%	77.2%	$6,656	$6,726

Total Colordao Market						445	7	0	3,454	3,374	80.9%	79.1%	$6,828	$6,761
Northeast
Stonegate Manor (a)	1 Stonegate Drive	North Windham	CT	06256	MH	114			372	372	96.0%	—	$4,841	—
Waterford	205 Joan Drive	Bear	DE	19701	MH	159			731	731	96.3%	96.4%	$6,752	$6,570
Whispering Pines	32045 Janice Road	Lewes	DE	19958	MH	67	2		393	393	86.3%	82.7%	$5,223	$5,051
Mariners Cove	35356 Sussex Lane #1	Millsboro	DE	19966	MH	101			375	375	97.9%	97.6%	$7,163	$7,058
Aspen Meadows	303 Palace Lane	Rehoboth	DE	19971	MH	46			200	200	100.0%	100.0%	$5,668	$5,574
Camelot Meadows	303 Palace Lane	Rehoboth	DE	19971	MH	61			301	301	100.0%	100.0%	$5,392	$5,210
McNicol	303 Palace Lane	Rehoboth	DE	19971	MH	25			93	93	97.8%	97.8%	$5,079	$4,941
Sweetbriar	83 Big Burn Lane	Rehoboth	DE	19958	MH	38			146	146	98.6%	98.6%	$4,944	$4,853
The Glen (a)	214 Washington Street	Norwell	MA	02061	MH	24			36	36	100.0%	—	$7,243	—
Gateway to Cape Cod	90 Stevens Rd PO Box 217	Rochester	MA	02770	RV	80			194	38	100.0%	100.0%	$2,175	$2,075
Hillcrest (a)	401 Beech Street	Rockland	MA	02370	MH	19			82	82	97.6%	—	$6,232	—
Old Chatham RV	310 Old Chatham Road	South Dennis	MA	02660	RV	47	11		312	274	100.0%	100.0%	$3,837	$3,820
Sturbridge	19 Mashapaug Rd	Sturbridge	MA	01566	RV	223			155	44	100.0%	100.0%	$2,099	$2,510
Fernwood (a)	1901 Fernwood Drive	Capitol Heights	MD	20743	MH	40			329	329	93.6%	—	$5,545	—
Williams Estates and Peppermint Woods (a)	3300 Eastern Blvd.	Baltimore	MD	21220	MH	121			804	804	96.8%	—	$6,473	—
Mount Desert Narrows	1219 State Highway 3	Bar Harbor	ME	04609	RV	90	12		206	9	100.0%	100.0%	$2,287	$2,152
Patten Pond	1470 Bucksport Road	Ellsworth	ME	04605	RV	43	60		137	27	100.0%	100.0%	$2,015	$1,616
Moody Beach	266 Post Road	Moody	ME	04054	RV	48			203	70	100.0%	100.0%	$2,906	$2,946
Pinehurst RV Park	7 Oregon Avenue, P.O. Box 174	Old Orchard Beach	ME	04064	RV	58			550	485	100.0%	100.0%	$3,192	$3,141
Narrows Too	1150 Bar Harbor Road	Trenton	ME	04605	RV	42			207	20	100.0%	100.0%	$2,086	$1,848
Forest Lake	192 Thousand Trails Dr	Advance	NC	27006	RV	306	81		305	43	100.0%	100.0%	$2,240	$2,196
Scenic	1314 Tunnel Rd.	Asheville	NC	28805	MH	28			205	205	76.6%	78.5%	$3,953	$3,923
Waterway RV	850 Cedar Point Blvd.	Cedar Point	NC	28584	RV	27			336	328	100.0%	100.0%	$3,635	$3,587
Twin Lakes	1618 Memory Lane	Chocowinity	NC	27817	RV	132			419	309	100.0%	100.0%	$2,960	$2,970
Green Mountain Park	2495 Dimmette Rd	Lenoir	NC	28645	RV	1,077	400	360	447	125	100.0%	100.0%	$1,560	$1,312
Lake Gaston	561 Fleming Dairy Road	Littleton	NC	27850	RV	69			235	126	100.0%	100.0%	$2,287	$2,273
Lake Myers RV	2862 US Highway 64 West	Mocksville	NC	27028	RV	74			425	301	100.0%	100.0%	$2,219	$2,233
Goose Creek	350 Red Barn Road	Newport	NC	28570	RV	92	6	51	735	648	100.0%	100.0%	$3,719	$3,634
Sandy Beach RV	677 Clement Hill Road	Contoocook	NH	03229	RV	40			190	99	100.0%	100.0%	$3,454	$3,334
Tuxbury Resort	88 Whitehall Road	South Hampton	NH	03827	RV	193	100		305	180	100.0%	100.0%	$3,035	$3,125
Lake & Shore	515 Courson Tavern Rd	Ocean View	NJ	08230	RV	162			401	224	100.0%	100.0%	$4,204	$3,780
Chestnut Lake	631 Chestnut Neck Rd	Port Republic	NJ	08241	RV	32			185	30	100.0%	100.0%	$2,343	$2,247
Sea Pines	US Route #9 Box 1535	Swainton	NJ	08210	RV	75			549	236	100.0%	100.0%	$3,154	$3,032
Pine Ridge at Crestwood (a)	2 Fox Street	Whiting	NJ	08759	MH	188			1,035	1,035	92.8%	—	$4,836	—
Rondout Valley Resort	105 Mettachonts Rd	Accord	NY	12404	RV	184	94		398	46	100.0%	100.0%	$2,792	$2,849
Alpine Lake	78 Heath Road	Corinth	NY	12822	RV	200	54		500	293	100.0%	100.0%	$2,924	$2,857
Lake George Escape	175 E. Schroon River Road, P.O. Box 431	Lake George	NY	12845	RV	178	30		576	23	100.0%	100.0%	$4,673	$4,995
The Woodlands (a)	6237 South Transit Road	Lockport	NY	14094	MH	225			1,182	1,182	87.7%	—	$5,176	—
Greenwood Village	370 Chapman Boulevard	Manorville	NY	11949	MH	79	14	7	512	512	100.0%	100.0%	$8,194	$7,463
Brennan Beach	80 Brennan Beach	Pulaski	NY	13142	RV	201			1,377	1,186	100.0%	100.0%	$2,196	$2,079
Lake George Schroon Valley	1730 Schroon River Rd	Warrensburg	NY	12885	RV	151			151	28	100.0%	100.0%	$1,461	$1,742

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/11	Total Number of Annual Sites as of 12/31/11	Annual Site Occupancy as of 12/31/11	Annual Site Occupancy as of 12/31/10	Annual Rent as of 12/31/11	Annual Rent as of 12/31/10
Greenbriar Village (a)	63A Greenbriar Drive	Bath	PA	18104	MH	63			319	319	98.4%	—	$6,304	—
Sun Valley	451 E. Maple Grove Rd.	Bowmansville	PA	17507	RV	86			265	174	100.0%	100.0%	$2,657	$2,574
Green Acres	8785 Turkey Ridge Road	Breinigsville	PA	18031	MH	149			595	595	92.9%	90.8%	$7,110	$7,019
Gettysburg Farm	6200 Big Mountain Rd	Dover	PA	17315	RV	124			265	58	100.0%	100.0%	$1,934	$1,885
Timothy Lake South	RR #6,Box 6627 Timothy Lake Rd	East Stroudsburg	PA	18301	RV	65			327	22	100.0%	100.0%	$1,960	$1,857
Timothy Lake North	RR #6,Box 6627 Timothy Lake Rd	East Stroudsburg	PA	18301	RV	93			323	110	100.0%	100.0%	$1,897	$1,914
Circle M	2111 Millersville Road	Lancaster	PA	17603	RV	103			380	64	100.0%	100.0%	$2,331	$2,267
Hershey Preserve	493 S. Mt. Pleasant Rd	Lebanon	PA	17042	RV	196	20		297	38	100.0%	100.0%	$2,789	$2,553
Robin Hill	149 Robin Hill Rd.	Lenhartsville	PA	19534	RV	44			270	158	100.0%	100.0%	$2,882	$2,792
PA Dutch County	185 Lehman Road	Manheim	PA	17545	RV	102			269	59	100.0%	100.0%	$1,718	$1,811
Spring Gulch	475 Lynch Road	New Holland	PA	17557	RV	114			420	111	100.0%	100.0%	$3,979	$3,853
Lil Wolf (a)	3411 Lil Wolf Drive	Orefield	PA	18069	MH	56			271	271	97.0%	—	$4,888	—
Scotrun	PO Box 428 Route 611	Scotrun	PA	18355	RV	63			178	90	100.0%	100.0%	$1,931	$1,942
Appalachian	60 Motel Drive	Shartlesville	PA	19554	RV	86	30	200	358	172	100.0%	100.0%	$2,581	$2,629
Mountain View - PA (a)	4 East Zimmer Drive	Walnutport	PA	18088	MH	45			188	188	94.7%	—	$5,036	—
Carolina Landing	120 Carolina Landing Dr	Fair Play	SC	29643	RV	73			192	36	100.0%	100.0%	$1,423	$1,339
Inlet Oaks	180 Burr Circle	Murrells Inlet	SC	29576	MH	35			172	172	98.3%	98.8%	$3,949	$3,830
The Oaks at Point South	1292 Campground Rd	Yemassee	SC	29945	RV	10			93	—	—	—	—	—
Meadows of Chantilly	4200 Airline Parkway	Chantilly	VA	22021	MH	82			500	500	99.6%	99.8%	$10,680	$10,300
Harbor View	15 Harbor View Circle	Colonial Beach	VA	22443	RV	69			146	—	—	—	—	—
Lynchburg	405 Mollies Creek Rd	Gladys	VA	24554	RV	170	59		222	16	100.0%	100.0%	$1,220	$1,180
Chesapeake Bay	12014 Trails Lane	Gloucester	VA	23061	RV	282	80		392	112	100.0%	100.0%	$2,928	$2,883
Virginia Landing	40226 Upshur Neck Rd	Quinby	VA	23423	RV	863	178		233	8	100.0%	100.0%	$810	$804
Regency Lakes (a)	108 Chamberlian Court	Winchester	VA	22603	MH	165			523	523	89.7%	—	$5,098	—
Williamsburg	4301 Rochambeau Drive	Williamsburg	VA	23188	RV	65			211	33	100.0%	100.0%	$1,874	$1,816

Total Northeast Market						8,362	1,231	618	23,703	15,817	94.3%	98.0%	$4,714	$4,133
Midwest
Hidden Cove	687 Country Road 3919	Arley	AL	35541	RV	99	60	200	79	27	100.0%	100.0%	$2,192	$1,880
Maple Grove (a)	8597 W. Irving Lane	Boise	ID	83704	MH	38			271	271	74.5%	—	$4,682	—
Shenandoah Estates (a)	5603 Bull Run Lane	Boise	ID	83714	MH	24			154	154	98.1%	—	$4,247	—
West Meadow Estates (a)	120 West Driftwood	Boise	ID	83713	MH	29			178	178	96.1%	—	$5,196	—
O’Connell’s	970 Green Wing Road	Amboy	IL	61310	RV	286	100	600	668	349	100.0%	100.0%	$2,769	$2,794
Pine Country	5710 Shattuck Road	Belvidere	IL	61008	RV	131			126	78	100.0%	100.0%	$1,461	$1,532
Willow Lake Estates	161 West River Road	Elgin	IL	60123	MH	111			617	617	70.3%	65.2%	$8,915	$9,118
Golf Vista Estates	4951 Augusta Boulevard	Monee	IL	60449	MH	144	4		408	408	92.6%	90.4%	$7,108	$7,154
Indian Lakes	7234 E. SR Highway 46	Batesville	IN	47006	RV	545	159	318	1,000	243	100.0%	100.0%	$1,600	$1,676
Horseshoe Lakes	12962 S. 225 W.	Clinton	IN	47842	RV	289	96	96	123	30	100.0%	100.0%	$1,148	$1,219
Twin Mills RV	1675 W SR 120	Howe	IN	46746	RV	137	5	50	501	168	100.0%	100.0%	$2,176	$2,168
Hoosier Estates (a)	830 Campbell Street	Lebanon	IN	46052	MH	60			288	288	92.4%	—	$2,876	—
Lakeside	7089 N. Chicago Road	New Carlisle	IN	46552	RV	13			91	76	100.0%	100.0%	$2,261	$2,383
Oak Tree Village	254 Sandalwood Ave.	Portage	IN	46368	MH	76			361	361	67.0%	68.1%	$5,254	$5,185
North Glen Village (a)	18200 U.S. 31 N #292	Westfield	IN	46074	MH	88			289	289	83.4%	—	$3,471	—
Diamond Caverns Resort	1878 Mammoth Cave Pkwy	Park City	KY	42160	RV	714	350	469	220	1	100.0%	100.0%	$1,473	$1,477
Lake in the Hills (a)	2700 Shimmons Road	Auburn Hills	MI	48326	MH	51			237	237	84.8%	—	$5,485	—
Bear Cave Resort	4085 N. Red Bud Trail	Buchanan	MI	49107	RV	25	10		136	12	100.0%	100.0%	$1,762	$1,781
Fairchild Lake (a)	49645 Au Lac Drive	Chesterfield	MI	48051	MH	78			344	344	72.1%	—	$5,474	—
Old Orchard (a)	10500 Lapeer Road	Davison	MI	48423	MH	41			200	200	68.5%	—	$5,162	—
Grand Blanc Crossing (a)	8225 Embury Road	Grand Blanc	MI	48439	MH	221			478	478	49.8%	—	$5,102	—

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/11	Total Number of Annual Sites as of 12/31/11	Annual Site Occupancy as of 12/31/11	Annual Site Occupancy as of 12/31/10	Annual Rent as of 12/31/11	Annual Rent as of 12/31/10
Holly Hills (a)	16181 Lancaster Way	Holly	MI	48442	MH	198			241	241	62.2%	—	$4,684	—
Royal Estates (a)	8300 Ravine Road	Kalamazoo	MI	49009	MH	63			183	183	79.2%	—	$4,731	—
Westbridge Manor (a)	45301 Chateau Thierry Blvd.	Macomb	MI	48044	MH	400			1,424	1,424	55.6%	—	$5,386	—
Westbrook (a)	45013 Catalpa Blvd.	Macomb	MI	48044	MH	79			387	387	95.6%	—	$6,195	—
Oakland Glens (a)	41875 Carousel Street	Novi	MI	48377	MH	118			724	724	56.5%	—	$5,309	—
Avon on the Lake (a)	2889 Sandpiper	Rochester Hills	MI	48309	MH	83			616	616	73.2%	—	$6,332	—
Saint Claire	1299 Wadhams Rd	Saint Claire	MI	48079	RV	210	100		229	16	100.0%	100.0%	$1,837	$1,795
Cranberry Lake (a)	9620 Highland Road	White Lake	MI	48386	MH	54			328	328	78.7%	—	$6,116	—
Ferrand Estates (a)	2680 44th Street	Wyoming	MI	449519	MH	80			419	419	75.9%	—	$5,137	—
Swan Creek (a)	6988 McKean	Ypsilanti	MI	48197	MH	59			294	294	87.1%	—	$5,475	—
Cedar Knolls (a)	12571 Garland Avenue	Apple Valley	MN	55124	MH	93			457	457	84.0%	—	$6,721	—
Cimarron Park (a)	901 Lake Elmo Ave N	Lake Elmo	MN	55042	MH	230			505	505	84.6%	—	$6,804	—
Rockford Riverview Estates (a)	135 Highview Road	Rockford	MN	55373	MH	88			429	429	84.4%	—	$4,101	—
Rosemount Woods (a)	13925 Bunratty Avenue	Rosemount	MN	55068	MH	50			182	182	94.0%	—	$6,394	—
Buena Vista (a)	4301 El Tora Boulevard	Fargo	ND	58103	MH	76			398	398	92.7%	—	$4,463	—
Meadow Park (a)	3220 12th Avenue North	Fargo	ND	58102	MH	17			116	116	89.7%	—	$3,480	—
Kenisee Lake	2021 Mill Creek Rd	Jefferson	OH	44047	RV	143	50		119	31	100.0%	100.0%	$1,208	$1,224
Wilmington	1786 S.R. 380	Wilmington	OH	45177	RV	109	41		169	53	100.0%	100.0%	$1,680	$1,684
Natchez Trace	1363 Napier Rd	Hohenwald	TN	38462	RV	672	140		531	80	100.0%	100.0%	$1,199	$1,188
Cherokee Landing	PO Box 37	Middleton	TN	38052	RV	254	124		339	1	100.0%	—	$1,117	—
Fremont	E. 6506 Highway 110	Fremont	WI	54940	RV	98	5		325	82	100.0%	100.0%	$2,670	$2,724
Yukon Trails	N2330 Co Rd. HH	Lyndon Station	WI	53944	RV	150	30		214	92	100.0%	100.0%	$1,766	$1,735
Plymouth Rock	N. 7271 Lando St.	Plymouth	WI	53073	RV	133			610	409	100.0%	100.0%	$2,124	$2,180
Tranquil Timbers	3668 Grondin Road	Sturgeon Bay	WI	54235	RV	125			270	172	100.0%	100.0%	$1,908	$1,910
Arrowhead	W1530 Arrowhead Road	Wisconsin Dells	WI	53965	RV	166	40	200	377	175	100.0%	100.0%	$1,773	$1,698

Total Midwest Market						6,763	1,314	1,933	15,538	11,506	78.0%	89.7%	$4,833	$3,898
Nevada and Utah
Mountain View - NV (a)	148 Day Street	Henderson	NV	89074	MH	72			354	354	96.3%	—	$8,150	—
Las Vegas	4295 Boulder Highway	Las Vegas	NV	89121	RV	11			217	9	100.0%	100.0%	$2,869	$2,843
Bonanza	3700 East Stewart Ave	Las Vegas	NV	89110	MH	43			353	353	63.2%	63.5%	$6,342	$6,232
Boulder Cascade	1601 South Sandhill Rd	Las Vegas	NV	89104	MH	39			299	299	80.6%	81.6%	$6,621	$6,514
Cabana	5303 East Twain	Las Vegas	NV	89122	MH	37			263	263	97.3%	97.0%	$6,991	$6,926
Flamingo West	8122 West Flamingo Rd.	Las Vegas	NV	89147	MH	37			258	258	97.3%	96.1%	$7,685	$7,685
Villa Borega	1111 N. Lamb Boulevard	Las Vegas	NV	89110	MH	40			293	293	79.5%	79.2%	$6,879	$6,648
Westwood Village	1111 N. 2000 West	Farr West	UT	84404	MH	46			314	314	98.4%	94.6%	$4,781	$4,686
All Seasons	290 N. Redwood Rd	Salt Lake City	UT	84116	MH	19			121	121	100.0%	87.6%	$5,499	$5,414
St. George	5800 N. Highway 91	Hurricane	UT	84737	RV	26			123	8	100.0%	100.0%	$2,100	$2,000

Total Nevada and Utah Market						370	0	0	2,595	2,272	87.7%	84.6%	$6,675	$6,304
Northwest
Cultus Lake (Canada)	1855 Columbia Valley Hwy	Lindell Beach	BC	V2R 4W6	RV	15			178	33	100.0%	100.0%	$3,430	$3,238
Coach Royale (a)	181 North Liberty Street	Boise	ID	83704	MH	12			91	91	73.6%	—	$4,475	—
Thousand Trails Bend	17480 S Century Dr	Bend	OR	97707	RV	289	100	145	351	10	100.0%	100.0%	$2,993	$2,770
Pacific City	30000 Sandlake Rd	Cloverdale	OR	97112	RV	105			307	32	100.0%	100.0%	$3,597	$3,340
South Jetty	05010 South Jetty Rd	Florence	OR	97439	RV	57			204	3	100.0%	100.0%	$2,178	$2,250
Seaside Resort	1703 12th Ave	Seaside	OR	97138	RV	80			251	20	100.0%	100.0%	$3,233	$3,134
Whaler’s Rest Resort	50 SE 123rd St	South Beach	OR	97366	RV	39			170	19	100.0%	100.0%	$3,454	$3,280

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/11	Total Number of Annual Sites as of 12/31/11	Annual Site Occupancy as of 12/31/11	Annual Site Occupancy as of 12/31/10	Annual Rent as of 12/31/11	Annual Rent as of 12/31/10
Mt. Hood	65000 E Highway 26	Welches	OR	97067	RV	115	30	202	436	78	100.0%	100.0%	$5,460	$5,336
Shadowbrook	13640 S.E. Hwy 212	Clackamas	OR	97015	MH	21			156	156	96.8%	96.8%	$7,520	$7,350
Falcon Wood Village	1475 Green Acres Road	Eugene	OR	97408	MH	23			183	183	87.4%	86.9%	$5,939	$5,741
Quail Hollow (b)	2100 N.E. Sandy Blvd.	Fairview	OR	97024	MH	21			137	137	92.7%	94.2%	$7,446	$7,297
Birch Bay	8418 Harborview Rd	Blaine	WA	98230	RV	31			246	17	100.0%	100.0%	$2,485	$2,417
Mt. Vernon	5409 N. Darrk Ln	Bow	WA	98232	RV	311			251	28	100.0%	100.0%	$2,906	$2,616
Chehalis	2228 Centralia-Alpha Rd	Chehalis	WA	98532	RV	309	85		360	24	100.0%	100.0%	$2,228	$1,680
Grandy Creek	7370 Russell Rd	Concrete	WA	98237	RV	63			179	2	100.0%	100.0%	$2,643	$2,650
Tall Chief	29290 SE 8th Street	Fall City	WA	98024	RV	71			180	23	100.0%	100.0%	$2,435	$1,847
La Conner (b)	16362 Snee Oosh Rd	La Conner	WA	98257	RV	106	5		319	28	100.0%	100.0%	$3,648	$3,452
Leavenworth	20752-4 Chiwawa Loop Rd	Leavenworth	WA	98826	RV	255	50		266	8	100.0%	100.0%	$1,890	$1,730
Thunderbird Resort	26702 Ben Howard Rd	Monroe	WA	98272	RV	45	2		136	9	100.0%	100.0%	$2,530	$2,386
Little Diamond	1002 McGowen Rd	Newport	WA	99156	RV	360	119		520	8	100.0%	100.0%	$1,540	$1,514
Oceana Resort	2733 State Route 109	Oceana City	WA	98569	RV	16			84	5	100.0%	100.0%	$1,752	$1,526
Crescent Bar Resort	9252 Crescent Bar Rd NW	Quincy	WA	98848	RV	14			115	6	100.0%	100.0%	$2,749	$2,664
Long Beach	2215 Willows Rd	Seaview	WA	98644	RV	17			144	5	100.0%	100.0%	$2,365	$2,335
Paradise Resort	173 Salem Plant Rd	Silver Creek	WA	98585	RV	60			214	10	100.0%	100.0%	$2,034	$1,636
Cascade Resort (g)	34500 SE 99th St	Snoqualmie	WA	98065	RV	20			163	—	—	—	—	—
Kloshe Illahee	2500 S. 370th Street	Federal Way	WA	98003	MH	50			258	258	98.4%	97.3%	$9,099	$9,054

Total Northwest Market						2,689	391	347	7,016	2,310	91.9%	95.8%	$6,228	$6,296
Texas
Bay Landing	2305 Highway 380 W	Bridgeport	TX	76426	RV	443	235		293	41	100.0%	100.0%	$1,981	$1,953
Colorado River	1062 Thousand Trails Lane	Columbus	TX	78934	RV	218	51		132	22	100.0%	100.0%	$2,939	$2,771
Lake Texoma	209 Thousand Trails Dr	Gordonville	TX	76245	RV	201	79		301	150	100.0%	100.0%	$1,800	$1,732
Lakewood	4525 Graham Road	Harlingen	TX	78552	RV	30			301	116	100.0%	100.0%	$2,024	$1,976
Paradise Park RV	1201 N. Expressway 77	Harlingen	TX	78552	RV	60			563	296	100.0%	100.0%	$3,152	$3,109
Sunshine RV	1900 Grace Avenue	Harlingen	TX	78550	RV	84			1,027	413	100.0%	100.0%	$2,505	$2,543
Tropic Winds	1501 N Loop 499	Harlingen	TX	78550	RV	112	74		531	143	100.0%	100.0%	$1,964	$1,794
Medina Lake	215 Spettle Rd	Lakehills	TX	78063	RV	208	50		387	60	100.0%	100.0%	$2,177	$2,067
Paradise South	9909 N. Mile 2 West Rd.	Mercedes	TX	78570	RV	49			493	193	100.0%	100.0%	$2,111	$2,137
Lake Tawakoni	1246 Rains Co. Rd 1470	Point	TX	75472	RV	480	11		320	65	100.0%	100.0%	$1,766	$1,831
Fun n Sun RV	1400 Zillock Rd	San Benito	TX	78586	RV	135	40		1,435	625	100.0%	100.0%	$3,094	$3,098
Southern Comfort	1501 South Airport Drive	Weslaco	TX	78596	RV	40			403	336	100.0%	100.0%	$2,747	$2,707
Country Sunshine	1601 South Airport Road	Weslaco	TX	78596	RV	37			390	183	100.0%	100.0%	$2,782	$2,714
Lake Whitney	417 Thousand Trails Dr	Whitney	TX	76692	RV	403	158		261	35	100.0%	100.0%	$2,367	$2,305
Lake Conroe	11720 Old Montgomery Rd	Willis	TX	77318	RV	129	30	300	363	117	100.0%	100.0%	$3,602	$3,595

Total Texas Market						2,629	728	300	7,200	2,795	100.0%	100.0%	$2,655	$2,661

Grand Total All Markets						38,134	5,263	8,457	138,057	98,512	91.4%	92.4%	$5,600	$5,471

(a)	Property acquired in 2011.
(b)	Land is leased by the Company under a non-cancelable operating lease. (See Note 11 in the Notes to Consolidated Financial Statements contained in this Form 10-K.)
(c)	Acres are approximate. Acreage for some Properties were estimated based upon 10 sites per acre.
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

(f)	Acres for this RV park are included in the acres for the adjacent manufactured home community listed directly above this Property.
(g)	Property not operated by the Company during all of 2011. Property is leased to a third party operator or was closed for all or a portion of 2011.

Item 3.	Legal Proceedings

The legal proceedings disclosure is incorporated herein by reference from Note 18 in the Notes to Consolidated Financial Statements in this Form 10-K.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol ELS. On February 27, 2012, the reported closing price per share of ELS common stock on the NYSE was $67.41 and there were approximately 12,554 beneficial holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for the Company’s common stock during 2011 and 2010 are set forth in the table below:

	Close	High	Low	Distributions Declared
2011
1st Quarter	$57.65	$58.35	$54.35	0.375
2nd Quarter	62.44	64.92	55.83	0.375
3rd Quarter	62.70	73.27	56.27	0.375
4th Quarter	66.69	67.27	58.37	0.375

	Close	High	Low	Distributions Declared
2010
1st Quarter	$53.88	$54.95	$46.01	0.300
2nd Quarter	48.23	58.51	46.65	0.300
3rd Quarter	54.48	56.26	46.63	0.300
4th Quarter	55.93	59.51	53.05	0.300

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/1/11 —10/31/11	—	—	None	None
11/1/11 —11/30/11	376	$62.77	None	None
12/1/11 — 12/31/11	—	—	None	None

(a)

Of the common stock repurchased from October 1, 2011 through December 31, 2011, 376 shares were repurchased at the open market price and represent common stock surrendered to the Company to satisfy income tax withholding obligations due as a result of the vesting of Restricted Share Grants. Certain executive officers of the Company may from time to time adopt non-discretionary, written trading plans that comply with Commission Rule 10b5-1, or otherwise monetize their equity-based compensation. Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating information on a historical basis. The historical operating data has been derived from the historical financial statements of the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.

Equity LifeStyle Properties, Inc.

Consolidated Historical Financial Information

(Amounts in thousands, except for per share and property data)

	Years ended December 31,
	2011	2010	2009	2008	2007
Revenues:
Community base rental income	$318,851	$259,351	$253,379	$245,833	$236,933
Resort base rental income	130,489	129,481	124,822	111,876	102,372
Right-to-use annual payments (1)	49,122	49,831	50,765	19,667	—
Right-to-use contracts current period, gross (1)	17,856	19,496	21,526	10,951	—
Right-to-use contracts, deferred, net of prior period amortization(1)	(11,936)	(14,856)	(18,882)	(10,611)	—
Utility and other income	53,843	48,357	47,685	41,633	36,849
Gross revenues from home sales	6,088	6,120	7,136	21,845	33,333
Brokered resale revenues, net	806	918	758	1,094	1,528
Ancillary services revenues, net	1,502	2,504	2,745	1,197	2,436
Interest income	7,000	4,419	5,119	3,095	1,732
Income from other investments, net (2)	6,452	5,740	8,168	17,006	22,476

Total revenue	580,073	511,361	503,221	463,586	437,659
Expenses:
Property operating and maintenance	200,623	185,786	180,870	152,363	127,342
Real estate taxes	37,619	32,110	31,674	29,457	27,429
Sales and marketing, gross (1)	11,219	12,606	13,536	7,116	—
Sales and marketing, deferred commissions, net (1)	(4,789)	(5,525)	(5,729)	(3,644)	—
Property management	35,076	32,639	33,383	25,451	18,385
Depreciation on real estate and other costs	79,981	68,125	69,049	66,193	63,554
Amortization of in-place leases (3)	28,479	—	—	—	—
Cost of home sales	5,683	5,396	7,471	24,069	30,713
Home selling expenses	1,589	2,078	2,383	5,776	7,555
General and administrative	23,833	22,559	22,279	20,617	15,591
Transaction costs (3)	18,493	—	—	—	—
Rent control initiatives	1,009	1,120	456	1,555	2,657
Impairment (4)	—	3,635	—	—	—
Depreciation on corporate assets	1,034	1,080	1,039	390	437
Interest and related amortization	99,668	91,151	98,311	99,430	103,070

Total expenses	539,517	452,760	454,722	428,773	396,733
Income before equity in income of unconsolidated joint ventures	40,556	58,601	48,499	34,813	40,926
Equity in income of unconsolidated joint ventures	1,948	2,027	2,896	3,753	2,696

Consolidated income from continuing operations	42,504	60,628	51,395	38,566	43,622
Discontinued Operations:
Discontinued operations	—	—	181	257	289
(Loss) income from real estate	—	(231)	4,685	(79)	12,036

(Loss) income from discontinued operation	—	(231)	4,866	178	12,325

Consolidated net income	42,504	60,397	56,261	38,744	55,947
Income allocated to non-controlling interests - Common OP Units	(3,105)	(5,903)	(6,113)	(4,297)	(7,705)
Income allocated to non-controlling interests - Perpetual Preferred OP Units	(2,801)	(16,140)	(16,143)	(16,144)	(16,140)
Series A Redeemable Perpetual Preferred Stock Dividends(5)	(13,357)	—	—	—	—
Series B Redeemable Preferred Stock Dividends	(466)	—	—	—	—

Net income available for Common Shares	$22,775	$38,354	$34,005	$18,303	$32,102

Equity LifeStyle Properties, Inc.

Consolidated Historical Financial Information

(continued)

(Amounts in thousands, except for per share and property data)

	As of December 31,
	2011	2010	2009	2008	2007
Earnings per Common Share—Basic:
Income from continuing operations available for Common Shares	$0.64	$1.26	$1.08	$0.74	$0.92
Income from discontinued operation	$—	$—	$0.15	$0.01	$0.41
Net income available for Common Share	$0.64	$1.26	$1.23	$0.75	$1.33
Earnings per Common Share—Fully Diluted:
Income from continuing operations available for Common Shares	$0.64	$1.25	$1.07	$0.74	$0.90
Income from discontinued operation	$—	$—	$0.15	$0.01	$0.41
Net income available for Common Share	$0.64	$1.25	$1.22	$0.75	$1.31
Distributions declared per Common Share outstanding	$1.50	$1.20	$1.10	$0.80	$0.60
Weighted average Common Shares outstanding—basic	35,591	30,517	27,582	24,466	24,089
Weighted average Common OP Units outstanding	4,413	4,730	5,075	5,674	5,870
Weighted average Common Shares outstanding—fully diluted	40,330	35,518	32,944	30,498	30,414
Balance Sheet Data:
Real estate, before accumulated depreciation (6)	$4,079,373	$2,584,987	$2,538,215	$2,491,021	$2,396,115
Total assets	3,496,101	2,048,395	2,166,319	2,091,647	2,033,695
Total mortgages and term loan	2,284,683	1,412,919	1,547,901	1,662,403	1,659,392
Non-controlling interest (5)	—	200,000	200,000	200,000	200,000
Series A Preferred Stock (5)	200,000	—	—	—	—
Total equity (7)	799,280	260,158	254,427	96,234	88,717
Other Data:
Funds from operations (8)	$143,182	$123,162	$118,082	$97,615	$92,752
Total Properties (at end of period) (3)	382	307	304	309	311
Total sites (at end of period) (3)	141,132	111,002	110,575	112,211	112,779

(1)	New activity starting on August 14, 2008 due to the acquisition of the operations of Privileged Access, LP (“Privileged Access”).
(2)

Between November 10, 2004 and August 13, 2008, Income from other investments, net included rental income from the lease of membership Properties to Thousand Trails (“TT”) or its subsequent owner, Privileged Access. On August 14, 2008, the Company acquired substantially all of the assets and certain liabilities of Privileged Access, which included the operations of TT. The lease of membership Properties to TT was terminated upon closing. As a result of the lease termination, beginning August 14, 2008, Income from other investments, net no longer included rental income from the lease of membership Properties. (See Note 2(n) in the Notes to Consolidated Financial Statements contained in this Form 10-K.)

(3)

During the year ended December 31, 2011, the Company acquired a portfolio of 74 manufactured home communities and one RV resort (the “Acquisition Properties”) containing 30,129 sites on approximately 6,400 acres located in 16 states and certain manufactured homes and loans secured by manufactured homes located at the Acquisition Properties which the Company refers to as the “Home Related Assets.” (See Note

19 in the Notes to the Consolidated Financial Statements contained in this Form 10-K for further discussion on the Acquisition.) The in-place leases acquired in the Acquisition have an estimated useful life of one-year. Transaction costs consist primarily of the following costs incurred related to the Acquistion: seller’s debt defeasance costs, transfer tax, professional fees, and costs related to due diligence items such as title, survey, zoning and environmental.

(4)

Represents a non-cash charge related to the write-off of goodwill of approximately $3.6 million. The goodwill was recorded in connection with the Company’s August 2009 acquisition of a small Florida internet and media based advertising business.

(5)

On March 4, 2011, the Company, on behalf of selling stockholders, closed on a public offering of 8.0 million shares of Series A Preferred Stock, par value $0.01 per share, liquidation preference of $25.00 per share, at a price of $24.75 per share. The selling stockholders received the Series A Preferred Stock in exchange for $200 million of previously issued series D and series F Perpetual Preferred OP Units. Holders of the Series A Preferred Stock have preference rights with respect to liquidation and distributions over the common stock. The Company has the option at any time to redeem the Series A Preferred Stock at a redemption price of $25.00 per share, plus accumulated and unpaid dividends. The Company did not receive any proceeds from the offering.

(6)

The Company believes that the book value of the Properties, which reflects the historical costs of such real estate assets less accumulated depreciation, is less than the current market value of the Properties.

(7)

On June 7, 2011, the Company issued 6,037,500 shares of common stock in an equity offering for proceeds of approximately $344.0 million, net of offering costs. During the year ended December 31, 2011, the Company issued 1,708,276 shares of Common Stock and 1,740,000 shares of Series B Subordinated Non-Voting Cumulative Preferred Stock (the “Series B Preferred Stock”) with an aggregate value of $224.2 million, net of offering costs, to partially fund the Acquisition, which is discussed in more detail in Note 19 in the Notes to the Consolidated Financial Statements contained in this Form 10-K. All of the Series B Preferred Stock was redeemed for Common Stock prior to December 31, 2011. On June 29, 2009, the Company issued 4.6 million shares of common stock in an equity offering for proceeds of approximately $146.4 million, net of offering costs.

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

2011 Accomplishments

•

Closed on the acquisition of 74 manufactured home communities and one RV resort for a purchase price of approximately $1.5 billion including assumed debt. The newly acquired properties were located in 16 states and contain 30,129 sites. (See Note 19 in the Notes to the Consolidated Financial Statements contained in this Form 10-K for further discussion on the Acquisition.)

•	Issued 6.0 million shares of common stock in an equity offering for proceeds of approximately $344.0 million, net of offering costs.

•	Closed on approximately $200.0 million of secured financing with a weighted average interest rate of 5.02% per annum maturing in 2021.

•	Closed on a $200.0 million term loan that matures on June 30, 2017.

•	Amended the Company’s Line of Credit to increase the borrowing capacity from $100 million to $380 million and extended the maturity date to September 18, 2015.

•	Raised the annual dividend to $1.50 per share in 2011, up from $1.20 per share in 2010.

Overview and Outlook

Occupancy in the Company’s Properties as well as its ability to increase rental rates directly affects revenues. The Company’s revenue streams are predominantly derived from customers renting its sites on a long-term basis.

The Company has approximately 95,100 annual sites, approximately 9,000 seasonal sites, which are leased to customers generally for three to six months, and approximately 9,700 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. The Company expects to service over 100,000 customers at its transient sites and the Company considers this revenue stream to be its most volatile as it is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, the Company has approximately 24,300 sites designated as right-to-use sites, which are primarily utilized to service the approximately 105,000 customers who have right-to-use contracts. The Company also has interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Operations.

Total Sites as of Dec. 31, 2011
Community sites	74,100
Resort sites:
Annual	21,000
Seasonal	9,000
Transient	9,700
Right-to-use (1)	24,300
Joint Ventures (2)	3,100

141,200

(1)	Includes approximately 3,000 sites rented on an annual basis.
(2)	Joint Venture income is included in Equity in income of unconsolidated joint ventures.

A significant portion of the Company’s rental agreements on community sites are directly or indirectly tied to published CPI statistics that are issued during June through September each year. The Company currently expects its 2012 Core community base rental income to increase approximately 2.3% as compared to 2011. The Company has already notified 75% of its community site customers of rent increases reflecting this revenue growth.

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

The Company’s manufactured home rental operations have been increasing since 2007. For the year ended December 31, 2011, occupied manufactured home rentals increased to 4,423, or 387.7%, from 907 for the year ended December 31, 2007. Net operating income increased to approximately $23.1 million in 2011 from approximately $5.9 million in 2007. The Company believes that unlike the home sales business, at this time the Company competes effectively with other types of rentals (i.e. apartments). The Company is currently evaluating whether it wants to continue to invest in additional rental units.

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

A single zone pass requires no upfront payment while passes for additional zones require modest upfront payments. For the year ended December 31, 2011, the Company sold approximately 7,500 ZPP’s.

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

Property Acquisitions, Joint Ventures and Dispositions

The following chart lists the Properties or portfolios acquired, invested in, or sold since January 1, 2010:

Property	Transaction Date	Sites
Total Sites as of January 1, 2010		110,575
Property or Portfolio (# of Properties in parentheses):
Acquisitions:
Desert Vista (1)	April 21, 2010	125
St. George (1)	April 21, 2010	123
Tall Chief (1)	April 21, 2010	180
Valley Vista (1)	April 21, 2010	145
Acquisition Properties (35)	July 1, 2011	12,044
Acquisition Properties (16)	August 1, 2011	7,817
Acquisition Properties (7)	September 1, 2011	3,105
Acquisition Properties (2)	October 3, 2011	1,573
Acquisition Properties (1)	October 11, 2011	521
Acquisition Properties (7)	October 21, 2011	2,810
Acquisition Properties (7)	December 7, 2011	2,259
Expansion Site Development and other:
Sites added (reconfigured) in 2010		19
Sites added (reconfigured) in 2011		1
Dispositions:
Creekside (1)	January 10, 2010	(165)

Total Sites as of December 31, 2011		141,132

Since January 1, 2010 the gross investment in real estate increased from $2,538 million to $4,079 million as of December 31, 2011, due primarily to the aforementioned acquisitions and dispositions of Properties during the period.

Markets

The following table identifies the Company’s largest markets by number of sites and provides information regarding the Company’s Properties (excluding five Properties owned through Joint Ventures).

Major Market	Number of Properties	Total Sites	Percent of Total Sites	Percent of Total Property Operating Revenues (1)
Florida	117	50,959	36.9%	38.5%
Northeast	66	23,703	17.2%	3.6%
Arizona	39	13,853	10.0%	10.8%
California	48	13,739	10.0%	17.8%
Midwest	47	16,746	12.1%	16.7%
Texas	15	7,200	5.2%	2.9%
Northwest	25	5,808	4.2%	3.5%
Colorado	10	3,454	2.5%	3.6%
Other	10	2,595	1.9%	2.6%

Total	377	138,057	100.0%	100.0%

(1)

Property operating revenues for this calculation excludes approximately $19.1 million of property operating revenue not allocated to Properties, which consists primarily of upfront payments from right-to-use contracts.

2011 Acquisition Disclosure

On May 31, 2011, the Company’s operating partnership entered into purchase and other agreements (the “Purchase Agreements”) to acquire a portfolio of 75 manufactured home communities and one RV resort (the “Acquisition Properties”) containing 31,167 sites on approximately 6,500 acres located in 16 states (primarily located in Florida and the northeastern region of the United States) and certain manufactured homes and loans secured by manufactured homes located at the Acquisition Properties which the Company refers to as the “Home Related Assets” and collectively with the Acquisition Properties, as the “Acquisition Portfolio,” for a stated purchase price of $1.43 billion (the “Acquisition”). The Company completed the acquisition of 75 Acquisition Properties, containing 30,129 sites, during the six months ended December 31, 2011. Total transaction costs associated with the Acquisition for the year ended December 31, 2011 were approximately $18.5 million.

The purchase price of the Acquisition was funded primarily through:

•	the net proceeds of approximately $344.0 million from the Company’s June 2011 public offering of 6,037,500 shares of common stock;

•

the assumption by the Company of fixed-rate, non-recourse mortgage indebtedness secured by 35 of the Acquisition Properties of approximately $515.0 million, with stated interest rates ranging from 4.65% to 8.87% per annum and maturity dates ranging from 2012 to 2023;

•

the Company’s issuance to the seller of: (i) 1,708,276 shares of the Company’s common stock, and (ii) 1,740,000 shares of Series B Preferred Stock which in the Purchase Agreements have a stipulated aggregate value of $200.0 million;

•

$200.0 million of mortgage notes payable through two 10-year secured financings the Company entered into during the three months ended September 30, 2011 with a weighted average interest rate of approximately 5.02% per annum (see Note 8 in the Notes to the Consolidated Financial Statements contained in this Form 10-K for a description of the mortgage notes payable.); and

•

a $200.0 million senior unsecured term loan (the “Term Loan”) entered into on July 1, 2011 that matures on June 30, 2017 and has a one-year extension option, an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty after July 1, 2014 (see Note 8 in the Notes to the Consolidated Financial Statements contained in this Form 10-k for a description of the Term Loan.)

The terms of the Purchase Agreement provided for a July 1, 2011 closing for one remaining Acquisition Property in Michigan, and as a result of underwriting issues related to the property the Company and seller agreed that the Company’s acquisition of the Michigan property would be deemed terminated. The Company is continuing to perform due diligence on the Michigan property, but there can be no assurance that the Company will acquire the property. (See Note 19 in the Notes to the Consolidated Financial Statements contained in this Form 10-K.)

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

Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company generally uses a 30-year estimated life for buildings acquired and structural and land improvements (including site development), a ten-year estimated life for building upgrades and a five-year estimated life for furniture, fixtures and equipment and a one year life applied for acquired in-place leases. New rental units are generally depreciated using a 20-year estimated life from each model year down to a salvage value of 40% of the original costs. Used rental units are generally depreciated based on the estimated life of the unit with no estimated salvage value.

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

The Company accounts for its Properties held for disposition in accordance with the Codification Sub-Topic “Impairment or Disposal of Long Lived Assets” (“FASB ASC 360-10-35”). The Company periodically evaluates its long-lived assets to be held and used, including its investments in real estate, for impairment indicators. The Company’s judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal factors. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

For long-lived assets to be held and used, if an impairment indicator exists, the Company compares the expected future undiscounted cash flows against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company would record an impairment loss if the estimated fair value is less than the carrying amount of the asset.

For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time the Company has made a decision to dispose of the property, has a commitment to sell the Property and/or is actively marketing the Property for sale. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded in accordance with FASB ASC 360-10-35. Accordingly, the results of operations for all assets sold or held for sale have been classified as discontinued operations in all periods presented.

Revenue Recognition

The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. The Company will reserve for receivables when it believes the ultimate collection is less than probable. The Company’s provision for uncollectible rents receivable was approximately $4.4 million and $3.0 million as of December 31, 2011 and December 31, 2010, respectively.

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

Non-controlling Interests

In December 2007, the FASB issued the Codification Topic “Consolidation,” an amendment of Accounting Research Bulletin No. 51 (“FASB ASC 810”). FASB ASC 810 seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheets and Consolidated Statements of Operations. Per FASB ASC 810, a non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are non-controlling interests. Under FASB ASC 810, such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. However, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable non-controlling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in the Codification Topic “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“FASB ASC 815-40”) to evaluate whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

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

Notes Receivable

During the year ended December 31, 2011, the Company purchased Chattel Loans that were recorded at fair value at the time of acquisition under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”). (See Note 19 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a detailed description of our recent Acquisition.) The fair value of these Chattel Loans includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these Chattel Loans as of the transaction date. The fair value is estimated based on a number of factors including customer delinquency status, FICO scores, the original down payment amount and below-market stated interest rates. Through December 31, 2011, the credit performance of these Chattel Loans has generally been consistent with the assumptions used in determining its initial fair value, and the Company’s original expectations regarding the amounts and timing of future cash flows has not changed. A probable decrease in management’s expectation of future cash collections related to these Chattel Loans could result in the need to record an allowance for credit losses in the future. Due to the size of the Chattel Loan pool and maturity dates ranging up to 29 years, future credit losses or changes to interest income could be significant. (See Notes 2(h) and 7 in the Notes to Consolidated Financial Statements contained in this Form 10-K.)

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that it believes have or are reasonably likely to have a material effect on its financial condition, results of operations, liquidity or capital resources.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which expands required disclosures related to an entity’s fair value measurements. Certain provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009, and the Company adopted those provisions as of January 1, 2010. The remaining provisions, which were effective for interim and annual reporting periods beginning after December 15, 2010, require additional disclosures related to purchases, sales, issuances and settlements in an entity’s reconciliation of recurring level three investments. The Company adopted the final provisions of ASU 2010-06 as of January 1, 2011. The adoption of ASU 2010-06 did not impact the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. The adoption of this update increased the required disclosures for the Company’s Notes to Consolidated Financial Statements by requiring the Company to disclose pro forma information. (See Note 19 in the Notes to Consolidated Financial Statements contained in this Form 10-K.)

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying

Amounts.” This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU No. 2010-28 is effective for the Company beginning with this interim period. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 amends current guidance found in FASB ASC 220, “Comprehensive Income.” ASU No. 2011-05 requires entities to present comprehensive income in either: (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. ASU No. 2011-05 is effective for the Company beginning with the first quarter of 2012. The Company plans to apply the provisions of this guidance once adopted.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU 2011-08 are effective for reporting periods beginning after December 15, 2011. The adoption of this update did not have an impact on the Company’s consolidated financial statements as the Company has chosen not to adopt this guidance early.

Results of Operations

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the years ended December 31, 2011 and 2010 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this comparison of the year ended December 31, 2011 to December 31, 2010 includes all Properties acquired on or prior to December 31, 2009 and which were owned and operated by the Company during the years ended December 31, 2011 and December 31, 2010. Growth percentages exclude the impact of GAAP deferrals of up-front payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
	2011	2010	Increase / (Decrease)	% Change	2011	2010	Increase / (Decrease)	% Change
Community base rental income	$266,584	$259,292	$7,292	2.8%	$318,851	$259,351	$59,500	22.9%
Resort base rental income	129,978	129,241	737	0.6%	130,489	129,481	1,008	0.8%
Right-to-use annual payment	49,050	49,788	(738)	(1.5%)	49,122	49,831	(709)	(1.4%)
Right-to-use contracts current period, gross	17,856	19,496	(1,640)	(8.4%)	17,856	19,496	(1,640)	(8.4%)
Utility and other income	49,406	48,288	1,118	2.3%	53,843	48,357	5,486	11.3%

Property operating revenues, excluding deferrals	512,874	506,105	6,769	1.3%	570,161	506,516	63,645	12.6%
Property operating and maintenance	185,799	185,148	651	0.4%	200,623	185,786	14,837	8.0%
Real estate taxes	32,055	32,042	13	0.0%	37,619	32,110	5,509	17.2%
Sales and marketing, gross	11,214	12,606	(1,392)	(11.0%)	11,219	12,606	(1,387)	(11.0%)

Property operating expenses, excluding deferrals and Property management	229,068	229,796	(728)	(0.3%)	249,461	230,502	18,959	8.2%
Income from property operations, excluding deferrals and Property management	283,806	276,309	7,497	2.7%	320,700	276,014	44,686	16.2%
Property management	33,118	32,658	460	1.4%	35,076	32,639	2,437	7.5%

Income from property operations, excluding deferrals	$250,688	$243,651	$7,037	2.9%	$285,624	$243,375	$42,249	17.4%

Property Operating Revenues

The 1.3% increase in the Core Portfolio property operating revenues primarily reflects (i) a 2.2% increase in rates in community base rental income and a 0.6% increase in occupancy (ii) a 0.6% increase in revenues in core resort base income, as described in the table below and (iii) a decrease of 8.4% in right-to-use contracts. The reduction in entry of right-to-use contracts is due to the Company’s introduction of low-cost membership products in 2010 and the phase-out of memberships with higher initial upfront payments.

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2011	2010	Increase/ (Decrease)	% Change	2011	2010	Increase/ (Decrease)	% Change
Annual	$83,252	$79,829	$3,423	4.3%	$83,329	$79,842	$3,487	4.4%
Seasonal	20,527	21,579	(1,052)	(4.9%)	20,717	21,598	(881)	(4.1%)
Transient	26,199	27,833	(1,634)	(5.9%)	26,443	28,041	(1,598)	(5.7%)

Resort base rental income	$129,978	$129,241	$737	0.6%	$130,489	$129,481	$1,008	0.8%

Property Operating Expenses

The 0.3% decrease in property operating expenses in the Core Portfolio reflects (i) a 0.4% increase in property operating and maintenance expenses and (ii) and a 11.0% decrease in sales and marketing expenses. Sales and marketing expenses are all related to the costs incurred for the entry or upgrade of right-to-use contracts. The decrease in sales and marketing expenses is due to reduced commissions as a result of reduced high-cost right-to-use contracts activity.

The increase in Total Portfolio income from property operations is primarily due to the acquisition of 75 Acquisition Properties during the year ended December 31, 2011. (See Note 19 in the notes to the Consolidated Financial Statements contained in this Form 10-K for details regarding these closings.)

Home Sales Operations

The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2011 and 2010 (amounts in thousands, except sales volumes).

	2011	2010	Variance	% Change
Gross revenues from new home sales	$2,278	$2,695	$(417)	(15.5%)
Cost of new home sales	(2,133)	(2,550)	417	(16.4%)

Gross profit from new home sales	145	145	0	0.0%
Gross revenues from used home sales	3,810	3,425	385	11.2%
Cost of used home sales	(3,550)	(2,846)	(704)	(24.7%)

Gross profit from used home sales	260	579	(319)	(55.1%)
Brokered resale revenues, net	806	918	(112)	(12.2%)
Home selling expenses	(1,589)	(2,078)	489	23.5%
Ancillary services revenues, net	1,502	2,504	(1,002)	(40.0%)

Income from home sales operations and other	$1,124	$2,068	$(944)	(45.6%)

Home sales volumes:
New home sales (1)	51	82	(31)	(37.8%)
Used home sales (2)	893	795	98	12.3%
Brokered home resale	711	673	38	5.6%

(1)	Includes third party home sales of three and 19 for the years ended December 31, 2011 and 2010, respectively.
(2)	Includes third party home sales of one and 10 for the years ended December 31, 2011 and 2010, respectively.

Income from home sales operations decreased primarily as a result of decreased profit on used home sales and a decrease in ancillary revenues.

Rental Operations

The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the years ended December 31, 2011 and 2010 (dollars in thousands). The amounts below are included in Ancillary services revenue, net, in the Home Sales Operations table in the previous section, unless otherwise noted.

	2011	2010	Variance	% Change
Manufactured homes:
New Home	$12,416	$8,283	$4,133	49.9%
Used Home	19,460	12,003	7,457	62.1%

Rental operations revenue (1)	31,876	20,286	11,590	57.1%
Rental operations expense	(4,450)	(2,930)	(1,520)	(51.9%)
Depreciation	(4,280)	(2,827)	(1,453)	(51.4%)

Income from rental operations	$23,146	$14,529	$8,617	59.3%

Net investment in new manufactured home rental units	$78,122	$59,123	$18,999	32.1%
Net investment in used manufactured home rental units	$54,653	$23,192	$31,461	135.7%
Number of occupied rentals—new, end of period	1,352	801	551	68.8%
Number of occupied rentals—used, end of period	3,071	1,644	1427	86.8%

(1)	Approximately $23.9 million and $15.4 million as of December 31, 2011 and 2010, respectively, are included in Community base rental income in the Property Operations table.

The increase in income from rental operations and depreciation expense is primarily due to the increase in the number of rental units resulting from the acquisition of 75 Acquisition Properties during the year ended December 31, 2011.

In the ordinary course of business, the Company acquires used homes from customers through purchase, lien, sale or abandonment. In a vibrant new home sale market older homes may be removed from sites and replaced with new homes. In other cases, due to the nature of tenancy rights afforded to purchasers, used homes are rented in order to control the site either in the condition received or after warranted rehabilitation.

Other Income and Expenses

The following table summarizes other income and expenses for the years ended December 31, 2011 and 2010 (amounts in thousands).

	2011	2010	Variance	% Change
Depreciation on real estate and other costs	$(79,981)	$(68,125)	$(11,856)	(17.4%)
Amortization of in-place leases	(28,479)	—	(28,479)	(100.0%)
Interest income	7,000	4,419	2,581	58.4%
Income from other investments, net	6,452	5,740	712	12.4%
General and administrative	(23,833)	(22,559)	(1,274)	(5.6%)
Transaction costs	(18,493)	—	(18,493)	(100.0%)
Rent control initiatives	(1,009)	(1,120)	111	9.9%
Impairment	—	(3,635)	3,635	100.0%
Depreciation on corporate assets	(1,034)	(1,080)	46	4.3%
Interest and related amortization	(99,668)	(91,151)	(8,517)	(9.3%)

Total other expenses, net	$(239,045)	$(177,511)	$(61,534)	(34.7%)

Depreciation on real estate and other costs, amortization of in-place leases, interest income and interest expense increased primarily due to the purchase of 75 Acquisition Properties during the year ended December 31, 2011. Transaction costs consist primarily of the following costs incurred related to the Acquisition: seller’s debt defeasance costs, transfer tax, professional fees, and costs related to due diligence items such as title, survey, zoning and environmental. Impairment decreased due to a non-cash write-off of $3.6 million in the year ended December 31, 2010 of goodwill associated with a 2009 acquisition of a Florida internet and media based advertising business.

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

	Core Portfolio				Total Portfolio
	2010	2009	Increase / (Decrease)	% Change	2010	2009	Increase / (Decrease)	% Change
Community base rental income	$259,292	$253,265	$6,027	2.4%	$259,351	$253,379	$5,972	2.4%
Resort base rental income	125,932	121,933	3,999	3.3%	129,481	124,822	4,659	3.7%
Right-to-use annual payment	49,788	50,766	(978)	(1.9%)	49,831	50,765	(934)	(1.8%)
Right-to-use contracts current period, gross	19,496	21,526	(2,030)	(9.4%)	19,496	21,526	(2,030)	(9.4%)
Utility and other income	48,039	47,449	590	1.2%	48,357	47,685	672	1.4%

Property operating revenues, excluding deferrals	502,547	494,939	7,608	1.5%	506,516	498,177	8,339	1.7%
Property operating and maintenance	182,910	178,951	3,959	2.2%	185,786	180,870	4,916	2.7%
Real estate taxes	31,877	31,533	344	1.1%	32,110	31,674	436	1.4%
Sales and marketing, gross	12,606	13,544	(938)	(6.9%)	12,606	13,536	(930)	(6.9%)

Property operating expenses, excluding deferrals and Property management	227,393	224,028	3,365	1.5%	230,502	226,080	4,422	2.0%
Income from property operations, excluding deferrals and Property management	275,154	270,911	4,243	1.6%	276,014	272,097	3,917	1.4%
Property management	32,362	33,228	(866)	(2.6%)	32,639	33,383	(744)	(2.2%)

Income from property operations, excluding deferrals	$242,792	$237,683	$5,109	2.1%	$243,375	$238,714	$4,661	2.0%

Property Operating Revenues

The 1.5% increase in the Core Portfolio property operating revenues primarily reflects (i) a 2.4% increase in rates in community base rental income (ii) a 3.3% increase in revenues in core resort base income, as described in the table below and (iii) a decrease of 9.4% in right-to-use contracts. The reduction in entry of right-to-use contracts is due to the Company’s recent introduction of low-cost membership products in the spring of 2010 and the phase-out of memberships with higher initial upfront payments.

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2010	2009	Increase/ (Decrease)	% Change	2010	2009	Increase/ (Decrease)	% Change
Annual	$77,618	$74,381	$3,237	4.4%	$79,842	$76,200	$3,642	4.8%
Seasonal	21,529	20,588	941	4.6%	21,598	20,617	981	4.8%
Transient	26,785	26,964	(179)	(0.7%)	28,041	28,005	36	0.1%

Resort base rental income	$125,932	$121,933	$3,999	3.3%	$129,481	$124,822	$4,659	3.7%

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

	2010	2009	Variance	% Change
Gross revenues from new home sales	$2,695	$3,397	$(702)	(20.7%)
Cost of new home sales	(2,550)	(4,681)	2,131	45.5%

Gross profit (loss) from new home sales	145	(1,284)	1,429	111.3%
Gross revenues from used home sales	3,425	3,739	(314)	(8.4%)
Cost of used home sales	(2,846)	(2,790)	(56)	(2.0%)

Gross profit from used home sales	579	949	(370)	(39.0%)
Brokered resale revenues, net	918	758	160	21.1%
Home selling expenses	(2,078)	(2,383)	305	12.8%
Ancillary services revenues, net	2,504	2,745	(241)	(8.8%)

Income from home sales operations and other	$2,068	$785	$1,283	163.4%

Home sales volumes:
New home sales (1)	82	113	(31)	(27.4%)
Used home sales (2)	795	747	48	6.4%
Brokered home resale	673	612	61	10.0%

(1)	Includes third party home sales of 19 and 28 for the years ended December 31, 2010 and 2009, respectively.
(2)	Includes third party home sales of 10 and seven for the years ended December 31, 2010 and 2009, respectively.

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

	2010	2009	Variance	% Change
Manufactured homes:
New Home	$8,283	$6,570	$1,713	26.1%
Used Home	12,003	9,187	2,816	30.7%

Rental operations revenue (1)	20,286	15,757	4,529	28.7%
Rental operations expense	(2,930)	(2,212)	(718)	(32.5%)
Depreciation	(2,827)	(2,361)	(466)	(19.7%)

Income from rental operations, net of depreciation	$14,529	$11,184	$3,345	29.9%

Net investment in new manufactured home rental units	$59,123	$47,845	$11,278	23.6%
Net investment in used manufactured home rental units	$23,192	$16,669	$6,523	39.1%
Number of occupied rentals—new, end of period	801	626	175	28.0%
Number of occupied rentals—used, end of period	1,644	1,117	527	47.2%

(1)	Approximately $15.4 million and $11.9 million as of December 31, 2010 and 2009, respectively, are included in Community base rental income in the Property Operations table.

The increase in income from rental operations and depreciation expense is primarily due to the increase in the number of rental units.

Other Income and Expenses

The following table summarizes other income and expenses for the years ended December 31, 2010 and 2009 (amounts in thousands).

	2010	2009	Variance	% Change
Depreciation on real estate and other costs	$(68,125)	$(69,049)	$924	1.3%
Interest income	4,419	5,119	(700)	(13.7%)
Income from other investments, net	5,740	8,168	(2,428)	(29.7%)
General and administrative	(22,559)	(22,279)	(280)	(1.3%)
Rent control initiatives	(1,120)	(456)	(664)	(145.6%)
Impairment	(3,635)	—	(3,635)	(100.0%)
Depreciation on corporate assets	(1,080)	(1,039)	(41)	(3.9%)
Interest and related amortization	(91,151)	(98,311)	7,160	7.3%

Total other expenses, net	$(177,511)	$(177,847)	$336	0.2%

Interest income is lower primarily due to lower notes receivable amounts outstanding. Income from other investments, net, decreased primarily due to reduced insurance proceeds of $1.3 million and the 2009 gain on sale of Caledonia of $0.8 million. Rent control initiatives are higher due to increased activity in the San Rafael legal appeal (see Note 18 in the Notes to Consolidated Financial Statements contained in this Form 10-K). Impairment is a non-cash write-off of $3.6 million in goodwill associated with a 2009 acquisition of a Florida internet and media based advertising business. Interest expense is lower primarily due to lower mortgage notes payable amounts outstanding.

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

Liquidity and Capital Resources

Liquidity

As of December 31, 2011 the Company had $70.5 million in cash and cash equivalents and $380.0 million available on its line of credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under its existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of its current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. The Company has approximately $34.6 million of scheduled debt maturities in 2012 (excluding scheduled principal payments on debt maturing in 2012 and beyond). The Company expects to satisfy its 2012 maturities with its existing cash balance.

The table below summarizes cash flow activity for the years ended December 31, 2011, 2010, and 2009 (amounts in thousands).

	For the years ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$174,086	$163,309	$150,525
Net cash used in investing activities	(700,293)	(98,933)	(34,892)
Net cash provided by (used) in financing activities	584,008	(196,845)	(15,817)

Net increase (decrease) in cash and cash equivalents	$57,801	$(132,469)	$99,816

Operating Activities

Net cash provided by operating activities increased $10.8 million for the year ended December 31, 2011 from $163.3 million for the year ended December 31, 2010. The increase in 2011 was primarily due an increase in net income net of depreciation expense and amortization of in-place leases. Net cash provided by operating activities increased $12.8 million for the year ended December 31, 2010 from $150.5 million for the year ended December 31, 2009. The increase in 2010 was primarily due to a $9.2 million increase in consolidated income from continuing operations and an increase in rents received in advance.

Investing Activities

Net cash used in investing activities reflects the impact of the following investing activities:

Acquisitions

2011 Acquisitions

During the year ended December 31, 2011, the Company closed on 75 of the Acquisition Properties and certain Home Related Assets associated with such 75 Acquisition Properties for a purchase price of approximately $1.5 billion. The Company funded the purchase price of this closing with (i) the issuance of 1,708,276 shares of its common stock, to the seller with an aggregate value of approximately $111 million, (ii) the issuance of 1,740,000 shares of Series B Preferred Stock to the seller with an aggregate value of approximately $113 million, (iii) the assumption of mortgage debt secured by 35 Acquisition Properties with an aggregate value of approximately $548 million, (iv) the net proceeds of approximately $344 million, net of offering costs, from a common stock offering of 6,037,500 shares, (v) approximately $200 million of cash from the Term Loan the Company closed on July 1, 2011, and (vi) approximately $200 million of cash from new secured financings originated during the third quarter of 2011. The assumed mortgage debt has stated interest rates ranging from 4.65% to 8.87% per annum and matures from dates ranging from 2012 to 2023. (See Note 19 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of the Company’s recent acquisitions.)

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

Notes Receivable Activity

The notes receivable activity during the year ended December 31, 2011 of $0.9 million in cash outflow reflects net repayments of $2.3 million from the Company’s Chattel Loans, net repayments of $0.7 million from its Contract Receivables and lending of $3.8 million to Lakeland RV. (See Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-K.)

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

Capital improvements

The table below summarizes capital improvements activity for the years ended December 31, 2011, 2010, and 2009 (amounts in thousands).

	For the years ended December 31, (1)
	2011	2010	2009
Recurring Cap Ex (2)	$23,315	$20,794	$17,415
Development (3)	2,467	7,008	5,476
New home investments	28,542	12,523	2,607
Used home investments	7,266	7,254	3,032

Total Property	61,590	47,579	28,530
Corporate (4)	442	1,050	1,584

Total Capital improvements	$62,032	$48,629	$30,114

(1)

Excludes noncash activity of approximately $0.8 million, $3.7 million, and $1.4 million for new homes purchased with dealer financing and approximately $2.7 million, $0.6 million and $0.8 million of repossessions for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Financing Activities

Net cash used in financing activities reflects the impact of the following:

Mortgages and Credit Facilities

Financing, Refinancing and Early Debt Retirement

2011 Activity

During the year ended December 31, 2011, the Company paid off nine maturing mortgages totalling approximately $52.5 million, with a weighted average interest rate of 7.04% per annum.

During the year ended December 31, 2011, the Company closed on approximately $200.0 million of new financing on 20 manufactured home communities and three resort properties with a weighted average interest rate of 5.02% per annum, maturing in 2021. The Company also assumed approximately $548 million of mortgage debt, which includes a fair market value adjustment of approximately $34 million, secured by 35 Acquisition Properties with a stated interest rates ranging from 4.65% to 8.87% per annum, maturing in various years from 2013 to 2023.

On July 1, 2011, the Company closed on a $200.0 million Term Loan that matures on June 30, 2017 and has a one-year extension option, an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty after July 1, 2014. Prior to July 1, 2014, a prepayment penalty of 2% of the amount prepaid would be owed. The spread over LIBOR is variable based on leverage measured quarterly throughout the loan term. The Term Loan contains an upfront arrangement fee of approximately $0.5 million, an upfront commitment fee of approximately $1.3 million, an annual administrative agency fee of $20,000, as well as customary representations, warranties and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default.

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

Secured Property Debt

As of December 31, 2011 the Company’s secured long-term debt balance was approximately $2.1 billion, with a weighted average interest rate in 2011 of approximately 5.8% per annum. The debt bears interest at rates between 4.7% and 8.9% per annum and matures on various dates primarily ranging from 2012 to 2023. The weighted average term to maturity for the long-term debt is approximately 5.3 years. The Company expects to satisfy its secured debt maturities of approximately $34.6 million occurring prior to December 31, 2012 with its existing cash balance.

Unsecured Debt

On May 19, 2011, the Company amended its unsecured Line of Credit (“LOC”) to increase its borrowing capacity under the LOC from $100 million to a maximum borrowing capacity of $380 million and to extend the maturity date to September 18, 2015. The LOC accrues interest at an annual rate equal to the applicable LIBOR rate plus 1.65% to 2.50% and contains a 0.30% to 0.40% facility fee as well as certain other customary negative and affirmative covenants. The Company has an eight-month extension option under the LOC, subject to payment by it of certain administrative fees and the satisfaction of certain other enumerated conditions. The spread over LIBOR and the facility fee pricing are variable based on leverage measured quarterly throughout the term of the LOC. The Company incurred commitment and arrangement fees of approximately $3.6 million to enter into the amended LOC.

The weighted average interest rate for the year ended December 31, 2011 and 2010 for the Company’s unsecured debt was approximately 3.9% and 0.0% per annum, respectively. No amounts were outstanding on the line of credit at any time during the year ended December 31, 2010.

On July 1, 2011, the Company closed on a $200.0 million Term Loan that matures on June 30, 2017 and has a one-year extension option, an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time after July 1, 2014 without premium or penalty, or before July 1, 2014 with a prepayment penalty of 2% of the amount prepaid. The spread over LIBOR is variable based on leverage throughout the loan. The Term Loan contains an arrangement fee of approximately $0.5 million, an upfront fee of approximately $1.3 million, an annual administrative agency fee of $20,000, as well as customary representations, warranties and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default.

Other Loans

During the year ended December 31, 2011, the Company borrowed approximately $0.8 million secured by individual manufactured homes. The financing, provided by the dealer, requires quarterly payments, bears interest at 6.0% and matures on July 16, 2016.

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

Contractual Obligations

As of December 31, 2011, the Company was subject to certain contractual payment obligations as described in the table below (dollars in thousands):

	Total	2012	2013	2014	2015	2016	2017	Thereafter
Long Term Borrowings (1)	$2,253,311	$64,156	$149,628	$212,574	$588,535	$235,053	$299,060	$704,305
Interest Expense (2)	621,926	123,661	117,044	105,401	93,576	58,874	47,972	75,398

Total Contractual Obligations	$2,875,237	$187,817	$266,672	$317,975	$682,111	$293,927	$347,032	$779,703
Weighted average interest rates	5.51%	5.49%	5.46%	5.45%	5.37%	5.28%	5.86%	6.39%

(1)

Balance excludes net premiums and discounts of $31.4 million, primarily due to the fair market value adjustment of the assumption of $515.0 million of secured debt from the Acquisition Properties. Balances include debt maturing and scheduled periodic principal payments

(2)	Amounts include interest expected to be incurred on the Company’s secured debt based on obligations outstanding as of December 31, 2011.

The Company does not include insurance, property taxes and cancelable contracts in the contractual obligations table above.

The Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the year ended December 31, 2011, ground lease rent was approximately $2.5 million and for the years ended December 31, 2010 and 2009, ground lease rent was approximately $1.9 million. Minimum future rental payments under the ground leases are approximately

$3.3 million for 2012 and 2013, approximately $1.9 million in each of 2014, 2015 and 2016, and approximately $14.9 million thereafter. The decrease in future minimum rental payments assumes that the Company will exercise its option to acquire land at the recently acquired Colony Cove Property on January 1, 2014. The option exercise date is subject to certain assumptions and the timing of the option exercise may be before or after January 1, 2014.

With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately five years, with approximately $589 million (which is due in 2015) in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, it believes that it will be able to repay such maturing debt from operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.

Equity Transactions

In order to qualify as a REIT for federal income tax purposes, the Company must distribute 90% or more of its taxable income (excluding capital gains) to its stockholders. The following regular quarterly distributions have been declared and paid to common stockholders and non-controlling interests since January 1, 2009.

Distribution Amount Per Share	For the Quarter Ending	Stockholder Record Date	Payment Date
$0.2500	March 31, 2009	March 27, 2009	April 10, 2009
$0.2500	June 30, 2009	June 26, 2009	July 10, 2009
$0.3000	September 30, 2009	September 25, 2009	October 9, 2009
$0.3000	December 31, 2009	December 24, 2009	January 8, 2010
$0.3000	March 31, 2010	March 26, 2010	April 9, 2010
$0.3000	June 30, 2010	June 25, 2010	July 9, 2010
$0.3000	September 30, 2010	September 24, 2010	October 8, 2010
$0.3000	December 31, 2010	December 31, 2010	January 14, 2011
$0.3750	March 31, 2011	March 25, 2011	April 8, 2011
$0.3750	June 30, 2011	June 24, 2011	July 8, 2011
$0.3750	September 30, 2011	September 30, 2011	October 14, 2011
$0.3750	December 31, 2011	December 30, 2011	January 13, 2012

2011 Activity

On November 9, 2011, the Company announced that in 2012 the annual distribution per common share will be $1.75 per share up from $1.50 per share in 2011 and $1.20 per share in 2010. This decision recognizes the Company’s investment opportunities and the importance that the Company places on its dividend to its stockholders.

On October 14, 2011, the Company paid to Series B preferred stockholders of record on September 30, 2011 a $0.375 per share distribution on the Company’s Series B Preferred Stock.

On each of December 30, 2011, September 30, 2011 and June 30, 2011, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock to preferred stockholders. On March 31, 2011, the Company paid to preferred stockholders of record on March 21, 2011 a $0.156217 per share pro-rata distribution on the Company’s Series A Preferred Stock.

On March 31, 2011, the Company paid pro-rata distributions of 8.0625% per annum on the $150 million Series D 8% Units and 7.95% per annum on the $50 million of Series F 7.95% Units, which were exchanged on March 4, 2011 for the Series A Preferred Stock.

During the year ended December 31, 2011, the Company issued 1,708,276 shares of common stock and 1,740,000 shares of Series B Preferred Stock. All of the shares were issued to partially fund the Acquisition discussed in detail in Note 19 in the Notes to the Consolidated Financial Statements contained in this Form 10-K.

On October 24, 2011, the Company, on behalf of a selling stockholder, closed on a public offering of 3,162,069 shares of common stock. The 3,162,069 shares of common stock sold included 1,453,793 shares of common stock issued by the Company upon redemption of 1,453,793 shares of Series B Preferred Stock. The Company did not receive any proceeds from the offering.

On June 7, 2011, the Company issued 6,037,500 shares of common stock in an equity offering for approximately $344.0 million in proceeds, net of offering costs. The proceeds were used to partially fund the Acquisition discussed in detail in Note 19 in the Notes to Consolidated Financial Statements contained in this Form 10-K.

During the year ended December 31, 2011, the Company received approximately $5.4 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).

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

During the year ended December 31, 2009, the Company received approximately $5.5 million in proceeds from the issuance of shares of common stock, through stock option exercises and the Company’s ESPP.

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

The following table presents a calculation of FFO for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	2011	2010	2009
Computation of funds from operations:
Net income available for common shares	$22,775	$38,354	$34,005
Income allocated to common OP Units	3,105	5,903	6,113
Series B Redeemable Preferred Stock Dividends	466	—	—
Right-to-use contract upfront payments, deferred, net	11,936	14,856	18,882
Right-to-use contract commissions, deferred, net	(4,789)	(5,525)	(5,729)
Depreciation on real estate assets and other	79,981	68,125	69,049
Amortization of in-place leases	28,479	—	—
Depreciation on unconsolidated joint ventures	1,229	1,218	1,250
Loss (gain) on real estate	—	231	(5,488)

Funds from operations available for common shares	$143,182	$123,162	$118,082

Weighted average common shares outstanding—fully diluted	40,330	35,518	32,944

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk the Company faces is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of the Company’s long-term debt obligations is affected by changes in market interest rates. At December 31, 2011, approximately 100% or approximately $2.1 billion of the Company’s outstanding secured debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $107.4 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $113.3 million.

At December 31, 2011 none of the Company’s outstanding secured debt was short-term. The Company’s $200.0 million Term Loan, closed on July 1, 2011, has variable rates based on LIBOR plus 1.85% to 2.80% per annum.

FORWARD-LOOKING STATEMENTS

This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include, without limitation, information regarding the Company’s expectations, goals or intentions regarding the future, and the expected effect of the Acquisition on the Company. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

•

the Company’s ability to control costs, real estate market conditions, the actual rate of decline in customers, the actual use of sites by customers and its success in acquiring new customers at its Properties (including those that it may acquire);

•	the Company’s ability to maintain historical rental rates and occupancy with respect to Properties currently owned or that the Company may acquire;

•	the Company’s assumptions about rental and home sales markets;

•	the Company’s assumptions and guidance concerning 2012 estimated net income and funds from operations;

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

•	impact of government intervention to stabilize site-built single family housing and not manufactured housing;

•	effective integration of the Acquisition Properties and the Company’s estimates regarding the future performance of the Acquisition Properties;

•	unanticipated costs or unforeseen liabilities associated with the Acquisition;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional securities;

•	the effect of accounting for the entry of contracts with customers representing a right-to-use the Properties under the Codification Topic “Revenue Recognition;” and

•	other risks indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

The Company’s management with the participation of the Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation as of the end of the period covered by this annual report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

As previously announced and discussed in this Form 10-K, the Company acquired 75 Acquisition Properties during the year ended December 31, 2011. The Company is in the process of integrating the operations of these Acquisition Properties with those of the Company and incorporating the internal controls and procedures of these Acquisition Properties into its internal control over financial reporting. The Company does not expect this acquisition to materially affect its internal control over financial reporting. The Company will report on its assessment of the combined operations within the one-year time period provided by the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations concerning business combinations. As a result, management excluded certain internal controls, primarily related to the Acquisition Properties, from its assessment of the effectiveness of its internal controls over financial reporting as of December 31, 2011. The Acquisition Properties operations included in the 2011 consolidated financial statements of the Company constituted approximately $1,453.2 million and $835.8 million of total and net assets, respectively, as of December 31, 2011 and approximately $60.0 million of revenues for the year then ended.

Excluding the operations of the 75 Acquisition Properties, there were no material changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011.

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

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 75 Acquisition Properties, which are included in the 2011 consolidated financial statements of the Company and constituted $1,453.2 million and $835.8 million of total and net assets, respectively, as of December 31, 2011 and $60.0 million of revenues for the year then ended. Management maintains, in all material respects, effective internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by the Company’s independent registered public accounting firm, as stated in their report on Page F-2 of the Consolidated Financial Statements.

Item 9B.	Other Information

Pursuant to the authority granted in the Stock Option and Award Plan, in November 2011 the Compensation Committee approved the annual award of stock options to be granted to the Chairman of the Board, the Compensation Committee Chairperson and Lead Director, the Executive Committee Chairperson, and the Audit Committee Chairperson and Audit Committee Financial Expert on January 31, 2012 for their services rendered in 2011. On January 31, 2012, Mr. Samuel Zell was awarded options to purchase 100,000 shares of common stock, which he elected to receive as 20,000 shares of restricted common stock, for services rendered as Chairman of the Board; Mrs. Sheli Rosenberg was awarded options to purchase 25,000 shares of common stock, which she elected to receive as 5,000 shares of restricted common stock, for services rendered as Lead Director and Chairperson of the Compensation Committee; Mr. Howard Walker was awarded options to purchase 15,000 shares of common stock, which he elected to receive as 3,000 shares of restricted common stock, for services rendered as Chairperson of the Executive Committee; and Mr. Philip Calian was awarded options to purchase 15,000 shares of common stock, which he elected to receive as 3,000 shares of restricted common stock, for services rendered as Audit Committee Financial Expert and Audit Committee Chairperson. One-third of the options to purchase common stock and the shares of restricted common stock covered by these awards vests on each of December 31, 2012, December 31, 2013 and December 31, 2014.

PART III

Items 10 and 11 Directors, Executive Officers and Corporate Governance, and Executive Compensation

The information required by Item 10 and 11 will be contained in the Proxy Statement on Schedule 14A for the 2012 Annual Meeting and is therefore incorporated by reference, and thus Item 10 and 11 has been omitted in accordance with General Instruction G.(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding securities authorized for issuance under equity compensation plans required by Item 12 follows:

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	632,800	44.14	743,345
Equity compensation plans not approved by security holders (2)	N/A	N/A	289,716

Total	632,800	44.14	1,033,061

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

The information required by Item 403 of Regulation S-K “Security Ownership of Certain Beneficial Owners and Management” required by Item 12 will be contained in the Proxy Statement on Schedule 14A for the 2012 Annual Meeting and is therefore incorporated by reference, and thus has been omitted in accordance with General Instruction G.(3) to Form 10-K.

Items 13 and 14 Certain Relationships and Related Transactions, and Director Independence, and Principal Accountant Fees and Services

The information required by Item 13 and Item 14 will be contained in the Proxy Statement on Schedule 14A for the 2012 Annual Meeting and is therefore incorporated by reference, and thus Item 13 and 14 has been omitted in accordance with General Instruction G.(3) to Form 10-K.

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

2(a)	Admission Agreement between Equity Financial and Management Co., Manufactured Home Communities, Inc. and MHC Operating Partnership

2.1(x)	Purchase and Sale Agreement, dated May 31, 2011, by and among, MHC Operating Limited Partnership, a subsidiary of Equity LifeStyle Properties, Inc., and the entities listed as “Sellers” on the signature page thereto

2.2(x)	Purchase and Sale Agreement, dated May 31, 2011, by and among MH Financial Services, L.L.C., Hometown America Management, L.L.C., Hometown America Management, L.P., and Hometown America Management Corp., as sellers, and Realty Systems, Inc. and MHC Operating Limited Partnership, collectively, as purchaser

3.1(k)	Amended and Restated Articles of Incorporation of Equity Lifestyle Properties, Inc. effective May 15, 2007

3.2(u)	Articles Supplementary designating Equity Lifestyle Properties, Inc.’s 8.034% Series A Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share effective March 4, 2011

3.3(z)	Articles Supplementary designating Equity Lifestyle Properties, Inc.’s Series B Subordinated Non-Voting Cumulative Redeemable Preferred Stock, par value $0.01 per share effective July 1, 2011

3.4(l)	Second Amended and Restated Bylaws effective August 8, 2007

3.5(f)	Amended and Restated Articles Supplementary of Equity LifeStyle Properties, Inc. effective March 16, 2005

3.6(f)	Articles Supplementary of Equity LifeStyle Properties, Inc. effective June 23, 2005

4.1(q)	Amended and Restated 8.0625% Series D Cumulative Redeemable Perpetual Preference Units Term Sheet and Joinder to Second Amended and Restated Agreement of Limited Partnership

4.2(q)	7.95% Series F Cumulative Redeemable Perpetual Preference Units Term Sheet and Joinder to Second Amended and Restated Agreement of Limited Partnership

4.3(q)	Form of Specimen Stock Certificate Evidencing the Common Stock of Equity LifeStyle Properties, Inc., par value $0.01 per share

4.4(u)	Form of Stock Certificate evidencing the 8.034% Series A Cumulative Redeemable Perpetual Preferred Stock liquidation preference $25.00 per share, par value $0.01 per share

4.5(y)	Registration Rights Agreement, entered into by and between Equity LifeStyle Properties, Inc. and Hometown America, L.L.C. dated July 1, 2011

9	Not applicable

10.4(b)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996

10.5(g)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

10.10(c)	Form of Manufactured Home Communities, Inc. 1997 Non-Qualified Employee Stock Purchase Plan

10.11(d)	Amended and Restated Manufactured Home Communities, Inc. 1992 Stock Option and Stock Award Plan effective March 23, 2001

10.19(e)	Agreement of Plan of Merger (Thousand Trails), dated August 2, 2004

10.20(e)	Amendment No. 1 to Agreement of Plan of Merger (Thousand Trails), dated September 30, 2004

10.21(e)	Amendment No. 2 to Agreement of Plan of Merger (Thousand Trails), dated November 9, 2004

10.27(i)	Credit Agreement ($225 million Revolving Facility) dated June 29, 2006

10.28(i)	Second Amended and Restated Loan Agreement ($50 million Revolving Facility) dated July 14, 2006

10.31(h)	Amendment No. 3 to Agreement and Plan of Merger (Thousand Trails) dated April 14, 2006

10.33(j)	Amendment of Non-Qualified Employee Stock Purchase Plan dated May 3, 2006

10.34(j)	Form of Indemnification Agreement

10.37(m)	First Amendment to Credit Agreement ($400 million Revolving Facility) dated September 21, 2007

10.38(m)	First Amendment to Second Amended and Restated Loan Agreement ($20 million Revolving Facility) dated September 21, 2007

10.43(p)	Form of Trust Agreement Establishing Howard Walker Deferred Compensation Trust, dated December 8, 2000

10.44(r)	Underwriting Agreement, dated June 23, 2009 by and among Equity LifeStyle Properties, Inc., MHC Operating Limited Partnership, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC

10.45(s)	Second Amendment to Credit Agreement (Revolving Facility) and Guarantor Consent and Confirmation, dated June 29, 2010, by and among the Company, MHC Operating Limited Partnership, MHC Trust, T1000 Trust, Wells Fargo Bank, N.A. and each of the Lenders set forth therein

10.46(w)	Amended and Restated Credit Agreement ($380 million Unsecured Revolving Facility) dated May 19, 2011

10.47(t)	Exchange Agreement dated March 1, 2011 by and among the Company, the Operating Partnership and the Selling Stockholders

10.48(v)	8.034% Series G Cumulative Redeemable Perpetual Preference Units Term Sheet and Joinder to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated March 4, 2011

10.49(w)	Amended and Restated Guaranty dated May 19, 2011

10.50(z)	Term Loan Agreement, dated July 1, 2011, by and among the Company, the Operating Partnership, Wells Fargo Securities, LLC, Bank of America, N.A., Wells Fargo Bank, National Association and each of the financial institutions initially a signatory thereto together with their successors and assignees

10.51(z)	Guaranty, dated July 1, 2011, by and among the Company, MHC Trust, MHC T1000 Trust and Wells Fargo Bank, National Association

10.52(z)	Series H Subordinated Non-Voting Cumulative Redeemable Preference Units Term Sheet and Joinder to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated July 1, 2011

11	Not applicable

12(aa)	Computation of Ratio of Earnings to Fixed Charges

13	Not applicable

14(j)	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated July 2006

16	Not applicable

18	Not applicable

21(aa)	Subsidiaries of the registrant

22	Not applicable

23(aa)	Consent of Independent Registered Public Accounting Firm

24.1(aa)	Power of Attorney for Philip C. Calian dated February 21, 2012

24.2(aa)	Power of Attorney for David J. Contis dated February 20, 2012

24.3(aa)	Power of Attorney for Thomas E. Dobrowski dated February 17, 2012

24.4(aa)	Power of Attorney for Sheli Z. Rosenberg dated February 16, 2012

24.5(aa)	Power of Attorney for Howard Walker dated February 24, 2012

24.6(aa)	Power of Attorney for Gary Waterman dated February 21, 2012

24.7(aa)	Power of Attorney for Samuel Zell dated February 24, 2012

31.1(aa)	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2(aa)	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1(aa)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2(aa)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

101(bb)	The following materials from Equity LifeStyle Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to Consolidated Financial Statements, furnished herewith.

The following documents are incorporated herein by reference.

(a)	Included as an exhibit to the Company’s Form S-11 Registration Statement, File No. 33-55994
(b)	Included as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 1996
(c)	Included as Exhibit A to the Company’s definitive Proxy Statement dated March 28, 1997, relating to Annual Meeting of Stockholders held on May 13, 1997
(d)	Included as Appendix A to the Company’s Definitive Proxy Statement dated March 30, 2001
(e)	Included as an exhibit to the Company’s Report on Form 8-K dated November 16, 2004
(f)	Included as an exhibit to the Company’s Report on Form 10-Q dated June 30, 2005
(g)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2005
(h)	Included as an exhibit to the Company’s Report on Form 8-K dated April 14, 2006
(i)	Included as an exhibit to the Company’s Report on Form 10-Q dated June 30, 2006
(j)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2006
(k)	Included as an exhibit to the Company’s Report on Form 8-K dated May 18, 2007
(l)	Included as an exhibit to the Company’s Report on Form 8-K dated August 8, 2007
(m)	Included as an exhibit to the Company’s Report on Form 8-K dated September 21, 2007
(n)	Included as an exhibit to the Company’s Report on Form 8-K dated January 4, 2008
(o)	Included as an exhibit to the Company’s Report on Form 10-Q dated March 31, 2008
(p)	Included as an exhibit to the Company’s Report on Form 8-K dated December 8, 2000, filed on September 25, 2008
(q)	Included as an exhibit to the Company’s Report on Form S-3 ASR dated May 6, 2009
(r)	Included as an exhibit to the Company’s Report on Form 8-K dated June 23, 2009
(s)	Included as an exhibit to the Company’s Report on Form 8-K dated July 2, 2010
(t)	Included as an exhibit to the Company’s Report on Form 8-K dated March 1, 2011
(u)	Included as an exhibit to the Company’s Registration Statement on Form 8-A filed on March 4, 2011
(v)	Included as an exhibit to the Company’s Report on Form 8-K dated March 4, 2011
(w)	Included as an exhibit to the Company’s Report on Form 8-K dated May 19, 2011
(x)	Included as an exhibit to the Company’s Report on Form 8-K dated May 31, 2011
(y)	Included as an exhibit to the Company’s Report on Form 10-Q dated June 30, 2011
(z)	Included as an exhibit to the Company’s Report on Form 8-K dated July 1, 2011
(aa)	Filed herewith
(bb)

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

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation

Date: February 28, 2012	By	/s/ THOMAS P. HENEGHAN
Thomas P. Heneghan
President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2012	By	/s/ MARGUERITE NADER
Marguerite Nader
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Equity LifeStyle Properties, Inc.—Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ THOMAS P. HENEGHAN Thomas P. Heneghan	President and Chief Executive Officer (Principal Executive Officer), and Director *Attorney-in-Fact	February 28, 2012

/s/ MARGUERITE NADER Marguerite Nader	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) *Attorney-in-Fact	February 28, 2012

* SAMUEL ZELL Samuel Zell	Chairman of the Board	February 28, 2012

*HOWARD WALKER Howard Walker	Vice-Chairman of the Board	February 28, 2012

*PHILIP C. CALIAN Philip C. Calian	Director	February 28, 2012

*DAVID J. CONTIS David J. Contis	Director	February 28, 2012

*THOMAS E. DOBROWSKI Thomas E. Dobrowski	Director	February 28, 2012

* SHELI Z. ROSENBERG Sheli Z. Rosenberg	Director	February 28, 2012

*GARY WATERMAN Gary Waterman	Director	February 28, 2012

INDEX TO FINANCIAL STATEMENTS

EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to the Company.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.

We have audited Equity Lifestyle Properties, Inc’s (Equity Lifestyle Properties or the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity Lifestyle Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Acquisition Properties (as defined in Note 19 in the Notes to the Consolidated Financial Statements contained in this Form 10-K) , which are included in the 2011 consolidated financial statements of the Company and constituted $1,453.2 million and $835.8 million of total and net assets, respectively, as of December 31, 2011 and $60.0 million of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Acquisition Properties.

In our opinion, Equity Lifestyle Properties, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011, and the financial statement schedules listed in the Index at Item 15, of Equity Lifestyle Properties, Inc., and our report dated February 28, 2012, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP Chicago, Illinois

February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.

We have audited the accompanying consolidated balance sheets of Equity Lifestyle Properties, Inc. (Equity Lifestyle Properties or the Company), as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and the schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Lifestyle Properties at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Lifestyle Properties’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP Chicago, Illinois

February 28, 2012

Equity LifeStyle Properties, Inc.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

(amounts in thousands, except for share data)

	December 31, 2011	December 31, 2010
Assets
Investment in real estate:
Land	$1,018,521	$544,462
Land improvements	2,591,225	1,762,122
Buildings and other depreciable property	469,627	278,403

	4,079,373	2,584,987
Accumulated depreciation	(813,926)	(700,665)

Net investment in real estate	3,265,447	1,884,322
Cash and cash equivalents	70,460	12,659
Short-term investments	—	52,266
Notes receivable, net	64,239	25,726
Investment in joint ventures	8,557	8,446
Rents and other customer receivables, net	1,155	419
Deferred financing costs, net	23,039	10,688
Inventory	2,948	3,177
Deferred commission expense	19,687	14,898
Escrow deposits and other assets	40,569	35,794

Total Assets	$3,496,101	$2,048,395

Liabilities and Equity
Liabilities:
Mortgage notes payable	$2,084,683	$1,412,919
Term loan	200,000	—
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	62,062	52,782
Deferred revenue—upfront payments from right-to-use contracts	56,285	44,349
Deferred revenue—right-to-use annual payments	11,877	12,642
Accrued interest payable	10,737	7,174
Rents and other customer payments received in advance and security deposits	54,234	47,738
Distributions payable	16,943	10,633

Total Liabilities	2,496,821	1,588,237
Commitments and contingencies
Non-controlling interests—Perpetual Preferred OP Units	—	200,000
8.034% Series A Cumulative Redeemable Perpetual Preferred Stock
$0.01 par value, 8,000,000 shares authorized, issued and outstanding as of December 31, 2011 and none issued and outstanding as of December 31, 2010, at liquidation value	200,000	—
Equity:
Stockholders’ Equity:
Preferred stock, $.01 par value 2,000,000 shares authorized; none issued and outstanding as of December 31, 2011 and 2010	—	—
Common stock, $.01 par value 100,000,000 shares authorized for 2011 and 2010; 41,078,200 and 30,972,353 shares issued and outstanding for 2011 and 2010, respectively	412	310
Paid-in capital	998,483	463,722
Distributions in excess of accumulated earnings	(270,021)	(237,002)
Accumulated other comprehensive loss	(2,547)	—

Total Stockholders’ Equity	726,327	227,030
Non-controlling interests—Common OP Units	72,953	33,128

Total Equity	799,280	260,158

Total Liabilities and Equity	$3,496,101	$2,048,395

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2011, 2010, 2009

(amounts in thousands, except for share and per share data)

	2011	2010	2009
Revenues:
Community base rental income	$318,851	$259,351	$253,379
Resort base rental income	130,489	129,481	124,822
Right-to-use annual payments	49,122	49,831	50,765
Right-to-use contracts current period, gross	17,856	19,496	21,526
Right-to-use contracts, deferred, net of prior period amortization	(11,936)	(14,856)	(18,882)
Utility and other income	53,843	48,357	47,685
Gross revenues from home sales	6,088	6,120	7,136
Brokered resale revenues, net	806	918	758
Ancillary services revenues, net	1,502	2,504	2,745
Interest income	7,000	4,419	5,119
Income from other investments, net	6,452	5,740	8,168

Total revenues	580,073	511,361	503,221
Expenses:
Property operating and maintenance	200,623	185,786	180,870
Real estate taxes	37,619	32,110	31,674
Sales and marketing, gross	11,219	12,606	13,536
Sales and marketing, deferred commissions, net	(4,789)	(5,525)	(5,729)
Property management	35,076	32,639	33,383
Depreciation on real estate and other costs	79,981	68,125	69,049
Amortization of in-place leases	28,479	—	—
Cost of home sales	5,683	5,396	7,471
Home selling expenses	1,589	2,078	2,383
General and administrative	23,833	22,559	22,279
Transaction costs	18,493	—	—
Rent control initiatives	1,009	1,120	456
Goodwill impairment	—	3,635	—
Depreciation on corporate assets	1,034	1,080	1,039
Interest and related amortization	99,668	91,151	98,311

Total expenses	539,517	452,760	454,722

Income before equity in income of unconsolidated joint ventures	40,556	58,601	48,499

Equity in income of unconsolidated joint ventures	1,948	2,027	2,896

Consolidated income from continuing operations	42,504	60,628	51,395
Discontinued Operations:
Discontinued operations	—	—	181
(Loss) income from discontinued real estate	—	(231)	4,685

(Loss) income from discontinued operations	—	(231)	4,866

Consolidated net income	42,504	60,397	56,261

Equity LifeStyle Properties, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2011, 2010, 2009

(amounts in thousands, except for share and per share data)

	2011	2010	2009
Income allocated to non-controlling interests—Common OP Units	(3,105)	(5,903)	(6,113)
Income allocated to non-controlling interests—Perpetual Preferred OP Units	(2,801)	(16,140)	(16,143)
Series A Redeemable Perpetual Preferred Stock Dividends	(13,357)	—	—
Series B Redeemable Preferred Stock Dividends	(466)	—	—

Net income available for Common Shares	$22,775	$38,354	$34,005

Earnings per Common Share—Basic:
Income from continuing operations available for Common Shares	$0.64	$1.26	$1.08

Income from discontinued operations	$—	$—	$0.15

Net income available for Common Shares	$0.64	$1.26	$1.23

Earnings per Common Share—Fully Diluted:
Income from continuing operations available for Common Shares	$0.64	$1.25	$1.07

Income from discontinued operations	$—	$—	$0.15

Net income available for Common Shares	$0.64	$1.25	$1.22

Weighted average Common Shares outstanding—basic	35,591	30,517	27,582

Weighted average Common Shares outstanding—fully diluted	40,330	35,518	32,944

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Consolidated Statements of Changes In Equity

For the Years Ended December 31, 2011, 2010, 2009

(amounts in thousands)

	Common Stock	Paid-in Capital	Distributions in Excess of Accumulated Comprehensive Earnings	Non-controlling Interests—Common OP Units	Series B Preferred Stock	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2008	$238	$320,084	$(241,609)	$17,521	$—	$—	$96,234
Conversion of OP Units to common stock	—	2,516	—	(2,516)	—	—	—
Issuance of common stock through exercise of options	2	3,537	—	—	—	—	3,539
Issuance of common stock through employee stock purchase plan	—	1,344	—	—	—	—	1,344
Issuance of common stock through stock offering	46	146,317	—	—	—	—	146,363
Compensation expenses related to stock options and restricted stock	15	4,640	—	—	—	—	4,655
Repurchase of common stock or Common OP Units	—	(1,193)	—	(188)	—	—	(1,381)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(20,549)	—	20,549	—	—	—
Net income	—	—	34,005	6,113	—	—	40,118
Distributions	—	—	(30,863)	(5,582)	—	—	(36,445)

Balance, December 31, 2009	301	456,696	(238,467)	35,897	—	—	254,427
Conversion of OP Units to common stock	9	3,662	—	(3,671)	—	—	—
Issuance of common stock through exercise of options	—	1,106	—	—	—	—	1,106
Issuance of common stock through employee stock purchase plan	—	1,076	—	—	—	—	1,076
Compensation expenses related to stock options and restricted stock	—	5,436	—	—	—	—	5,436
Repurchase of common stock or Common OP Units	—	(2,054)	—	—	—	—	(2,054)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(751)	—	751	—	—	—
Acquisition of non-controlling interests	—	(1,449)	—	(132)	—	—	(1,581)
Net income	—	—	38,354	5,903	—	—	44,257
Distributions	—	—	(36,889)	(5,620)	—	—	(42,509)

Balance, December 31, 2010	310	463,722	(237,002)	33,128	—	—	260,158
Conversion of OP Units to common stock	4	4,063	—	(4,067)	—	—	—
Issuance of common stock through exercise of options	4	4,567	—	—	—	—	4,571
Issuance of common stock through employee stock purchase plan	—	913	—	—	—	—	913
Compensation expenses related to stock options and restricted stock	—	5,762	—	—	—	—	5,762
Repurchase of common stock or Common OP Units	—	(1,682)	—	—	—	—	(1,682)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(47,100)	—	47,100	—	—	—
Common stock offering	60	343,989	—	—	—	—	344,049
Stock issued for Acquisition	17	110,478	—	—	113,788	—	224,283
Adjustment for fair market value of swap	—	—	—	—	—	(2,547)	(2,547)
Redemption of Series B Preferred Stock for Common stock	17	113,771	—	—	(113,788)	—	—
Net income	—	—	22,775	3,105	466	—	26,346
Distributions	—	—	(55,794)	(6,313)	(466)	—	(62,573)

Balance, December 31, 2011	$412	$998,483	$(270,021)	$72,953	$—	$(2,547)	$799,280

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010, 2009

(amounts in thousands)

	2011	2010	2009
Cash Flows From Operating Activities:
Consolidated net income	$42,504	$60,397	$56,261
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of discontinued real estate and other	—	231	(5,483)
Depreciation expense	86,463	73,347	73,670
Amortization of in-place leases	28,479	—	—
Amortization loan cost	5,305	3,325	3,090
Debt premium amortization	(1,817)	13	(1,232)
Equity in income of unconsolidated joint ventures	(3,176)	(3,245)	(4,146)
Distributions from unconsolidated joint ventures	1,841	2,831	2,936
Amortization of stock-related compensation	5,762	5,436	4,655
Revenue recognized from right-to-use contract upfront payment	(5,920)	(4,640)	(2,644)
Commission expense recognized related to right-to-use contracts	1,946	1,432	821
Accrued long term incentive plan compensation	1,813	725	1,053
Increase in provision for uncollectible rents receivable	1,534	517	654
Increase in provision for inventory reserve	—	—	839
Changes in assets and liabilities:
Notes receivable activity, net	477	494	136
Rent and other customer receivables, net	(2,270)	(516)	(40)
Inventory	2,396	3,524	2,060
Deferred commission expense	(6,735)	(6,957)	(6,550)
Escrow deposits and other assets	(8,484)	7,730	7,825
Goodwill impairment	—	3,635	—
Accrued payroll and other operating expenses	6,736	(7,886)	(3,504)
Deferred revenue—upfront payments from right-to-use contracts	17,856	19,496	21,526
Deferred revenue—right-to-use annual payments	(765)	39	(1,564)
Rents received in advance and security deposits	1,696	3,381	162

Net cash provided by operating activities	175,641	163,309	150,525

Cash Flows From Investing Activities:
Acquisition of real estate and other	(651,089)	—	(8,219)
Acquisition of notes receivable	(40,362)	—	—
Proceeds from disposition of rental properties and other	252	—	3,278
Net tax-deferred exchange withdrawal (deposit)	—	786	(786)
Proceeds from (purchase of) short-term investments	52,266	(52,266)	—
Net (borrowings) repayments of notes receivable	(883)	1,176	949
Capital improvements	(62,032)	(48,629)	(30,114)

Net cash used in investing activities	(701,848)	(98,933)	(34,892)

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010, 2009

(amounts in thousands)

	2011	2010	2009
Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	5,484	2,182	4,883
Net proceeds from issuance of Common Stock	344,049	—	146,363
Distributions to Common Stockholders, Common OP Unitholders, Perpetual Preferred OP Unitholders, and Preferred Stockholders	(72,420)	(58,600)	(48,109)
Stock repurchase and Unit redemption	(1,682)	(2,054)	(1,381)
Acquisition of non-controlling interests	—	(1,581)	—
Lines of credit:
Proceeds	50,000	—	50,900
Repayments	(50,000)	—	(143,900)
Principal payments and mortgage debt payoff	(75,658)	(211,656)	(130,235)
New mortgage notes payable financing proceeds	200,000	76,615	107,264
Term loan financing proceeds	200,000	—	—
Debt issuance costs	(15,765)	(1,751)	(1,602)

Net cash provided by (used in) financing activities	584,008	(196,845)	(15,817)

Net increase (decrease) in cash and cash equivalents	57,801	(132,469)	99,816
Cash and cash equivalents, beginning of year	12,659	145,128	45,312

Cash and cash equivalents, end of year	$70,460	$12,659	$145,128

Supplemental Information:
Cash paid during the period for interest	$99,816	$87,888	$96,030
Non-cash activities (increase (decrease)):
Inventory reclassified to Buildings and other depreciable property	$—	$—	$6,727
Manufactured homes acquired with dealer financing	$830	$3,674	$1,389
Dealer financing	$830	$3,674	$1,389
Capital improvements	$2,685	$566	$763
Net repayments of notes receivable	$(2,685)	$(566)	$(763)
Series A Cumulative Redeemable Perpetual Preferred Stock	$200,000	$—	$—
Perpetual Preferred OP United conversion	$(200,000)	$—	$—
Acquisitions
Inventory	$—	$—	$185
Escrow deposits and other assets	$—	$—	$11,267
Accrued payroll and other operating expenses	$2,643	$(164)	$5,195
Accrued interest payable	$114	$—	$—
Notes receivable	$—	$(2,556)	$763
Rents and other customer payments received in advance and security deposits	$4,800	$(76)	$3,933
Investment in real estate	$1,431,339	$2,796	$18,879
Common Stock issued	$110,495	$—	$—
Series B Subordinated Non-Voting Cumulative Redeemable Preferred Stock issued	$113,788	$—	$—
Debt assumed and financed on acquisition	$548,410	$—	$11,851
Dispositions
Other assets and liabilities, net	$252	$(97)	$(14)
Investment in real estate	$—	$(3,531)	$(13,831)
Mortgage notes payable assumed by purchaser	$—	$(3,628)	$(10,539)

The accompanying notes are an integral part of the financial statements

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 1—Organization of the Company and Basis of Presentation

Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (the “Subsidiaries”), is referred to herein as the “Company” and “ELS.” The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Properties are designed and improved for several home options of various sizes and designs that are produced off-site, installed and set on designated sites (“Site Set”) within the Properties. At certain Properties, the Company provides access to its sites through right-to-use or membership contracts. The Company believes that it has qualified for taxation as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since its taxable year ended December 31, 1993. The Company plans to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The Company cannot, therefore, guarantee that it has qualified or will qualify in the future as a REIT. The determination that the Company is a REIT requires an analysis of various factual matters that may not be totally within its control and it cannot provide any assurance that the IRS will agree with its analysis. For example, to qualify as a REIT, at least 95% of the Company’s gross income must come from sources that are itemized in the REIT tax laws. The Company is also required to distribute to stockholders at least 90% of its REIT taxable income computed without regard to its deduction for dividends paid and its net capital gain. As of December 31, 2011, the Company has net operating loss carryforwards of approximately $88 million that can be utilized to offset future distribution requirements. The fact that the Company holds its assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the Company’s REIT qualification. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT. The Company does not believe, however, that any pending or proposed tax law changes would jeopardize its REIT qualification.

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 1—Organization of the Company and Basis of Presentation (continued)

The limited partners of the Operating Partnership (the “Common OP Unitholders”) receive an allocation of net income that is based on their respective ownership percentage of the Operating Partnership that is shown on the Consolidated Financial Statements as Non-controlling interests—Common OP Units. As of December 31, 2011, the Non-Controlling Interests—Common OP Units represented 4,103,067 units of limited partnership interest (“OP Units”) which are convertible into an equivalent number of shares of the Company’s common stock. The issuance of additional shares of common stock or Common OP Units changes the respective ownership of the Operating Partnership for the Non-controlling interests—Common OP Units.

Note 2—Summary of Significant Accounting Policies

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

The Company has applied the Codification Sub-Topic “Variable Interest Entities” (“FASB ASC 810-10-15”). The objective of FASB ASC 810-10-15 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. Prior to January 1, 2010, a company that held a variable interest in an entity was required to consolidate such entity if the company absorbed a majority of the entity’s expected losses or received a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company also applied the Codification Sub-Topic “Control of Partnerships and Similar Entities” (“FASB ASC 810-20”), which determines whether a general partner or the general partners as a group controls a limited partnership or similar entity and therefore should consolidate the entity. Beginning January 1, 2010, the Codification Sub-Topic ASC 810-10-15 adopted amendments to the variable interest consolidation model described above. The requirement to consolidate a VIE as revised in this amendment is based on the qualitative analysis considerations for primary beneficiary determination which requires a company consolidate an entity determined to be a VIE if it has both of the following characteristics: (1) the power to direct the principal activities of the entity and (2) the obligation to absorb the expected losses or the right to receive the residual returns that could be significant the entity. The Company applies apply FASB ASC 810-10-15 and FASB ASC 810-20 to all types of entity ownership (general and limited partnerships and corporate interests).

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All property, site counts and acreage amounts are unaudited.

(c)	Markets

The Company has two reportable segments which are the Property Operations and Home Sales and Rental Operations segments. The Property Operations segment owns and operates land lease Properties and the Home Sales and Rental Operations segment purchases, sells and leases homes at the Properties. The distribution of the Properties throughout the United States reflects the Company’s belief that geographic diversification helps insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of Properties outside such markets.

(d)	Real Estate

In accordance with FASB ASC 805, the Company recognizes all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value. The Company also expenses transaction costs as they are incurred. Certain purchase price adjustments may be made within one year following any acquisition and applied retroactively to the date of acquisition.

In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals or valuations that may be available in connection with the acquisition or financing of the respective Property and other market data. The Company also considers information obtained about each Property as a result of its due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired and liabilities assumed.

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

In accordance with the Codification Sub-Topic “Impairment or Disposal of Long Lived Assets” (“FASB ASC 360-10-35”), the Company periodically evaluates its long-lived assets to be held and used, including its investments in real estate, for impairment indicators. The Company’s judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal factors. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

For long-lived assets to be held and used, if an impairment indicator exists, the Company compares the expected future undiscounted cash flows against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company would record an impairment loss for the carrying amount in excess of the estimated fair value, if any, of the asset.

For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time the Company has made the decision to dispose of the Property, has a commitment to sell the Property and/or is actively marketing the Property for sale. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded. The Company accounts for its Properties held for disposition in accordance with FASB ASC 360-10-35. Accordingly, the results of operations for all assets sold or held for sale have been classified as discontinued operations in all periods presented.

(e)	Identified Intangibles and Goodwill

The Company records acquired intangible assets at their estimated fair value separate and apart from goodwill. The Company amortizes identified intangible assets and liabilities that are determined to have finite lives over the period the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. In accordance with FASB ASC 360-10-35, intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. In accordance with Codification Topic “Goodwill and Other Intangible Assets” (“FASB ASC 350”), goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

As of December 31, 2011 and 2010, the carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits and other assets” on the Company’s consolidated balance sheets, were approximately $12.1 million and $15.9 million respectively. As of December 31, 2011 and 2010, this amount was comprised of approximately $4.3 million and $8.1 million, respectively, of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangibles assets was approximately $1.2 million and $1.6 million as of December 31, 2011 and 2010, respectively. Amortization expense for the identified intangible assets was approximately $1.9 million and $0.9 million for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2010, the Company recognized a non-cash charge for $3.6 million of goodwill related to the August 2009 acquisition of a small Florida internet and media based advertising business to reduce the carrying value of the business to its approximate fair value. For the year ended December 31, 2011, the Company sold the Florida internet and media based advertising business and disposed of $3.5 million of intangibles and approximately $2.0 million of related accumulated amortization of identified intangible assets.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2012	$349
2013	$349
2014	$349
2015	$349
2016	$251

(f)	Cash and Cash Equivalents

The Company considers all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of December 31, 2011 and 2010 include approximately $4.2 and $3.0 million, respectively, of restricted cash.

(g)	Short-term Investments

The Company’s short-term investments consist of U.S. Treasury Bills with maturity dates in excess of three months which are treated as held-to-maturity and are carried at the amortized cost. All U.S. Treasury Bills held as of December 31, 2010 matured and were redeemed during the year ended December 31, 2011.

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

During the year ended December 31, 2011, the Company purchased Chattel Loans that were recorded at fair value at the time of acquisition under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”). (See Note 19 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a detailed description of our recent Acquisition.) The fair value of these Chattel Loans includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these Chattel Loans as of the transaction date. The fair value is estimated based on a number of factors including customer delinquency status, FICO scores, the original down payment amount and below-market stated interest rates. Through December 31, 2011, the credit performance of these Chattel Loans has generally been consistent with the assumptions used in determining its initial fair value, and the Company’s original expectations regarding the amounts and timing of future cash flows has not changed. A probable decrease in management’s expectation of future cash collections related to these Chattel Loans could result in the need to record an allowance for credit losses in the future. Due to the size of the Chattel Loan pool and maturity dates ranging up to 29 years, future credit losses or changes to interest income could be significant.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

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

On August 14, 2008, the Company purchased Contracts Receivable that were recorded at fair value at the time of acquisition under the FASB ASC 310-30. The fair value of these Contracts Receivable included an estimate of losses that were expected to be incurred over the estimated life of the Contracts Receivable, and therefore no allowance for losses was recorded for these Contracts Receivable as of the transaction date. Through December 31, 2011, the credit performance of these Contracts Receivable has been better than the assumptions used in determining its initial fair value, and the Company has recently updated its expectations regarding the amounts and timing of future cash flows. A probable decrease in management’s expectation of future cash collections related to these Contracts Receivable could result in the need to record an allowance for credit losses in the future. A significant and probable increase in expected cash flows would generally result in an increase in interest income recognized over the remaining life of the underlying pool of Contracts Receivable.

(i)	Investments in Joint Ventures

Investments in joint ventures in which the Company does not have a controlling direct or indirect voting interest, but can exercise significant influence over the entity with respect to its operations and major decisions, are accounted for using the equity method of accounting whereby the cost of an investment is adjusted for the Company’s share of the equity in net income or loss from the date of acquisition and reduced by distributions received. The income or loss of each entity is allocated in accordance with the provisions of the applicable operating agreements. The allocation provisions in these agreements may differ from the ownership interests held by each investor. Differences between the carrying amount of the Company’s investment in the respective entities and the Company’s share of the underlying equity of such unconsolidated entities are amortized over the respective lives of the underlying assets, as applicable. (See Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-K.)

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

The Company has received proceeds from insurance carriers of approximately $14.7 million through December 31, 2011. The proceeds were accounted for in accordance with the Codification Topic “Contingencies” (“FASB ASC 450”). During the years ended December 31, 2011, 2010 and 2009, approximately $2.6 million, $0.3 million and $1.6 million, respectively, has been recognized as a gain on insurance recovery, which is net of approximately $0.9 million, $0.2 million and $0.3 million, respectively, of contingent legal fees and included in income from other investments, net.

On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. (See Note 18 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further discussion of this lawsuit.)

(k)	Derivative Instruments and Hedging Activities

Codification Topic “Derivatives and Hedging” (“FASB ASC 815”) provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded on the Consolidated Balance Sheets in accumulated other comprehensive loss and is subsequently reclassified into earnings on the Consolidated Statements of Operations in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. (See Note 9 in the Notes to Consolidated Financial Statements contained in this Form 10-K.)

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

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

At December 31, 2010, the Company’s investments in U.S. Treasury Bills included in short-term investments of approximately $52.3 million, were classified as held-to-maturity and were measured using unadjusted quoted market prices (Level 1). The Company’s mortgage notes payable, a fair value of approximately $2.2 billion, were measured using quoted price and observable inputs from similar assets and liabilities (Level 2). At December 31, 2011, the Company’s cash flow hedges of interest rate risk included in accrued payroll and other operating expenses, were measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivatives. Any adjustments resulting from credit risk are recorded as a change in fair value of derivatives and amortization in the current period Consolidated Statements of Operations. The fair values of the Company’s remaining financial instruments approximate their carrying or contract values.

(m)	Deferred Financing Costs, net

Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with, Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $15.1 million and $12.6 million at December 31, 2011 and 2010, respectively.

(n)	Revenue Recognition

The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. The Company will reserve for receivables when it believes the ultimate collection is less than probable. The Company’s provision for uncollectible rents receivable was approximately $4.4 million and $3.0 million as of December 31, 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010 the Company’s revenue was generated by approximately 38.5% and 37.6%, respectively, by Properties located in Florida, approximately 10.8% and 11.5%, respectively, by Properties located in Arizona and approximately 17.8% and 19.4%, respectively, by Properties located in California.

The Company accounts for the entry of right-to-use contracts in accordance with the Codification Topic “Revenue Recognition” (“FASB ASC 605”). A right-to-use contract gives the customer the right to a set schedule of usage at a specified group of Properties. Customers may choose to upgrade their contracts to increase their usage and the number of Properties they may access. A contract requires the customer to make annual payments during the term of the contract and may require an upfront nonrefundable payment. The stated term of a right-to-use contract is at least one-year and the customer may renew his contract by continuing to make the annual payments. The Company will recognize the upfront non-refundable payments over the estimated customer life which, based on historical attrition rates, the Company has estimated to be from one to 31 years. For example, the Company has currently estimated that 7.9% of customers who enter a new right-to-use contract will

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

terminate their contract after five years. Therefore, the upfront nonrefundable payments from 7.9% of the contracts entered in any particular period are amortized on a straight-line basis over a period of five years as five years is the estimated customer life for 7.9% of the Company’s customers who enter a contract. The historical attrition rates for upgrade contracts are lower than for new contracts, and therefore, the nonrefundable upfront payments for upgrade contracts are amortized at a different rate than for new contracts. The decision to recognize this revenue in accordance with FASB ASC 605 was made after corresponding during September and October 2008 with the Office of the Chief Accountant at the SEC.

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

In December 2007, the FASB issued the Codification Topic “Consolidation” (“FASB ASC 810”), an amendment of Accounting Research Bulletin No. 51. FASB ASC 810 seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheets and Consolidated Statements of Operations. Per FASB ASC 810, a non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are non-controlling interests. Under FASB ASC 810, such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. However, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable non-controlling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in the Codification Topic “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“FASB ASC 815-40”) to evaluate whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.

Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. Such ownership percentage is calculated by dividing the number of Common OP Units held by the Common OP Unitholders (4,103,067 and 4,431,420 at December 31, 2011 and 2010, respectively) by the total OP Units held by the Common OP Unitholders and the Company. Issuance of additional shares of common stock or Common OP Units changes the percentage ownership of both the Non-controlling interests – Common OP Units and the Company.

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

In accordance with FASB ASC 810, the Company presents the non-controlling interest for Common OP Units in the Equity section of the consolidated balance sheets. The caption Common OP Units on the consolidated balance sheets also includes $0.5 million of private REIT Subsidiaries preferred stock. The Company’s Perpetual Preferred OP Units are presented in the mezzanine section on the consolidated balance sheets as of December 31, 2010.

(p)	Preferred Stock

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

The Company accounts for the Preferred Stock in accordance with the Codification Topic “Distinguishing Liabilities from Equity—SEC Materials” (“FASB ASC 480-10-S99”). Holders of the Series A Preferred Stock have certain preference rights with respect to the common stock. Based on the Company’s analysis, the Series A Preferred Stock has been classified as redeemable interests outside of permanent equity in the mezzanine section of the Company Consolidated Balance Sheets as a result of certain registration requirements or other terms.

(q)	Income and Other Taxes

Due to the structure of the Company as a REIT, the results of operations contain no provision for U.S. federal income taxes for the REIT, but the Company is still subject to certain foreign, state and local income, excise or franchise taxes. In addition, the Company has several taxable REIT subsidiaries (“TRSs”) which are subject to federal and state income taxes at regular corporate tax rates. Overall, the TRSs have federal net operating loss carryforwards. No net tax benefits have been recorded by the TRSs since it is not considered more likely than not that the deferred tax asset related to the TRSs net operating loss carryforwards will be utilized.

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

As of December 31, 2011, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $2.6 billion (unaudited) and $75.7 million (unaudited), respectively.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

During the years ended December 31, 2011, 2010, and 2009, the Company’s tax treatment of distributions are as follows:

	2011	2010	2009
Tax status of Common Shares distributions deemed paid during the year:
Ordinary income	$1.125	$1.15	$0.72
Long-term capital gain	—	0.05	0.24
Unrecaptured section 1250 gain	—	—	0.14

Distributions declared per Common Share outstanding	$1.125	$1.20	$1.10

The quarterly distribution paid on January 13, 2012 of $0.375 per common share will be considered a distribution made in 2012 for U.S. federal income tax purposes.

(r)	Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the Codification Topic “Stock Compensation” (“FASB ASC 718”). The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, consultants and directors. (See Note 14 in the Notes to Consolidated Financial Statements contained in this Form 10-K.)

(s)	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which expands required disclosures related to an entity’s fair value measurements. Certain provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009, and the Company adopted those provisions as of January 1, 2010. The remaining provisions, which were effective for interim and annual reporting periods beginning after December 15, 2010, require additional disclosures related to purchases, sales, issuances and settlements in an entity’s reconciliation of recurring level three investments. The Company adopted the final provisions of ASU 2010-06 as of January 1, 2011. The adoption of ASU 2010-06 did not impact the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. The adoption of this update increased the required disclosures for the Company’s Notes to Consolidated Financial Statements by requiring the Company to disclose pro forma information. (See Note 19 in the Notes to Consolidated Financial Statements contained in this Form 10-K.)

In December 2010, the FASB issued ASU No. 2010-28, “Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU No. 2010-28 is effective for the Company beginning with this interim period. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

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

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 amends current guidance found in FASB ASC 220, “Comprehensive Income.” ASU No. 2011-05 requires entities to present comprehensive income in either: (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. ASU No. 2011-05 is effective for the Company beginning with the first quarter of 2012. The Company plans to apply the provisions of this guidance once adopted.

In September 2011, the FASB issued ASU 2011-08, “Intangibles—Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU 2011-08 are effective for reporting periods beginning after December 15, 2011. The adoption of this update did not have an impact on the Company’s consolidated financial statements as the Company has chosen not to adopt this guidance early.

(t)	Reclassifications

Certain 2009 and 2010 amounts have been reclassified to conform to the 2011 presentation. This reclassification had no material effect on the consolidated balance sheets or statements of operations of the Company.

Note 3—Earnings Per Common Share

Earnings per common share are based on the weighted average number of common shares outstanding during each year. Codification Topic “Earnings Per Share” (“FASB ASC 260”) defines the calculation of basic and fully diluted earnings per share. Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year and basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. The conversion of OP Units has been excluded from the basic earnings per share calculation. The conversion of an OP Unit for a share of common stock has no material effect on earnings per common share on a fully diluted basis.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 3—Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	Years Ended December 31,
	2011	2010	2009
Numerators:
Income from Continuing Operations:
Income from continuing operations—basic	$42,504	$60,628	$51,395
Amounts allocated to dilutive securities	3,571	5,935	5,433

Income from continuing operations—fully diluted	$46,075	$66,563	$56,828

(Loss) income from Discontinued Operations:
(Loss) income from discontinued operations—basic	$—	$(199)	$4,186
Amounts allocated to dilutive securities	—	(32)	680

(Loss) income from discontinued operations—fully diluted	$—	$(231)	$4,866

Net Income Available for Common Shares—Fully Diluted:
Net income available for Common Shares—basic	$22,775	$38,354	$34,005
Amounts allocated to dilutive securities	3,571	5,903	6,113

Net income available for Common Shares—fully diluted	$26,346	$44,257	$40,118

Denominator:
Weighted average Common Shares outstanding—basic	35,591	30,517	27,582
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	4,260	4,730	5,075
Redemption of Series B Preferred Stock	153	—	—
Employee stock options and restricted shares	326	271	287

Weighted average Common Shares outstanding—fully diluted	40,330	35,518	32,944

Earnings per Common Share—Basic:
Income from continuing operations available for Common Shares	$0.64	$1.26	$1.08
Income from discontinued operations	—	—	0.15

Net income available for Common Shares	$0.64	$1.26	$1.23

Earnings per Common Share—Fully Diluted:
Income from continuing operations available for Common Shares	$0.64	$1.25	$1.07
Income from discontinued operations	—	—	0.15

Net income available for Common Shares	$0.64	$1.25	$1.22

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 4—Common Stock and Other Equity Related Transactions

The Company adopted the 1997 Non-Qualified Employee Stock Purchase Plan (“ESPP”) in July 1997. Pursuant to the ESPP, as amended on May 3, 2006, certain employees and directors of the Company may each annually acquire up to $250,000 of common stock of the Company. The aggregate number of shares of common stock available under the ESPP shall not exceed 1,000,000, subject to adjustment by the Company’s Board of Directors. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period; and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2011, 2010 and 2009 were 14,588, 18,955 and 34,450, respectively.

The following table presents the changes in the Company’s outstanding common stock for the years ended December 31, 2011, 2010 and 2009 (excluding OP Units of 4,103,067, 4,431,420, and 4,914,040 outstanding at December 31, 2011, 2010, and 2009, respectively):

	2011	2010	2009
Shares outstanding at January 1,	30,972,353	30,350,792	25,051,322
Common stock issued through conversion of OP Units	328,353	482,620	448,501
Common stock issued through exercise of options	172,384	33,767	213,721
Common stock issued through stock grants	108,332	121,665	27,000
Common stock issued through ESPP and Dividend Reinvestment Plan	15,152	20,841	34,769
Common stock repurchased and retired	(4,150)	(37,332)	(24,521)
Common stock issued through stock offering	6,037,500	—	4,600,000
Common stock issued for Acquisition	1,708,276	—	—
Redemption of Series B Preferred Stock for Common Stock	1,740,000	—	—

Shares outstanding at December 31,	41,078,200	30,972,353	30,350,792

As of December 31, 2011 and 2010, the Company’s percentage ownership of the Operating Partnership was approximately 90.9% and 87.5%, respectively. The remaining approximately 9.1% and 12.5%, respectively, was owned by the Common OP Unitholders.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 4—Common Stock and Other Equity Related Transactions (continued)

The following regular quarterly distributions have been declared and paid to common stockholders and common OP Unit non-controlling interests since January 1, 2008:

Distribution Amount Per Share	For the Quarter Ending	Stockholder Record Date	Payment Date
$0.2500	March 31, 2009	March 27, 2009	April 10, 2009
$0.2500	June 30, 2009	June 26, 2009	July 10, 2009
$0.3000	September 30, 2009	September 25, 2009	October 9, 2009
$0.3000	December 31, 2009	December 24, 2009	January 8, 2010
$0.3000	March 31, 2010	March 26, 2010	April 9, 2010
$0.3000	June 30, 2010	June 25, 2010	July 9, 2010
$0.3000	September 30, 2010	September 24, 2010	October 8, 2010
$0.3000	December 31, 2010	December 31, 2010	January 14, 2011
$0.3750	March 31, 2011	March 25, 2011	April 8, 2011
$0.3750	June 30, 2011	June 24, 2011	July 8, 2011
$0.3750	September 30, 2011	September 30, 2011	October 14, 2011
$0.3750	December 31, 2011	December 30, 2011	January 13,2012

During the year ended December 31, 2011, the Company issued 1,708,276 shares of common stock and 1,740,000 shares of Series B Non-Voting Cumulative Preferred Stock (the “Series B Preferred Stock”), par value $0.01 per share. All of the shares were issued to partially fund the Acquisition discussed in detail in Note 19 in the Notes to the Consolidated Financial Statements contained in this Form 10-K.

On October 24, 2011, the Company, on behalf of a selling stockholder, closed on a public offering of 3,162,069 shares of common stock. The 3,162,069 shares of common stock sold included 1,453,793 shares of common stock issued by the Company upon redemption of 1,453,793 shares of Series B Preferred Stock. The Company did not receive any proceeds from the offering. On December 23, 2011, the remaining 286,207 Series B Preferred Stock were redeemed for 286,207 shares of common stock. As of the December 31, 2011, the Company did not have any Series B Preferred Stock outstanding.

On June 7, 2011, the Company issued 6,037,500 shares of common stock in an equity offering for approximately $344.0 million in proceeds, net of offering costs. The proceeds were used to partially fund the Acquisition discussed in detail in Note 19 in the Notes to Consolidated Financial Statements contained in this Form 10-K.

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

On June 29, 2009, the Company issued 4.6 million shares of common stock in an equity offering for proceeds of approximately $146.4 million, net of offering costs.

Note 5—Investment in Real Estate

Land improvements consist primarily of improvements such as grading, landscaping and infrastructure items such as streets, sidewalks or water mains. Buildings and other depreciable property consist of permanent buildings in the Properties such as clubhouses, laundry facilities, maintenance storage facilities, rental units and furniture, fixtures, equipment, and in-place leases.

All acquisitions have been accounted for utilizing the acquisition method of accounting and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be made within one year following the acquisition and applied retroactively to the date of acquisition. The Company acquired all of these Properties from unaffiliated third parties. During the years ended December 31, 2011, 2010, and 2009 the Company acquired the following Properties (dollars in millions):

1)

During the year ended December 31, 2011, the Company acquired 75 Properties with 30,129 sites for a purchase price of approximately $1.5 billion. (See Note 19 in the Notes to the Consolidated Financial Statements contained in this Form 10-K for further discussion on this acquisition.)

2)

On April 21, 2010, the Company acquired four resort Properties containing 573 sites for a purchase price of approximately $2.5 million. The resort properties were acquired pursuant to the exercise of an option.

3)

On February 13, 2009, the Company acquired the remaining 75% interests in the three Diversified Portfolio joint venture Properties containing 1,144 sites for a purchase price of approximately $17.7 million. The Company assumed $11.8 million of mortgage debt, net of approximately $1.1 million of a fair market value discount.

As of December 31, 2011, the Company has no properties designated as held for disposition pursuant to FASB ASC 360-10-35.

During the three years ended December 31, 2011, the Company disposed of the following Properties. Except for Caledonia, the operating results have been reflected in discontinued operations.

1) On January 10, 2010, the Company defaulted on the mortgage of Creekside, a 165-site all-age manufactured home community located in Wyoming, Michigan. In accordance with FASB ASC 470-60, the Company recorded a loss on disposition of approximately $0.2 million.

2) On July 20, 2009, the Company sold Casa Village, a 490-site manufactured home Property in Billings, Montana for a sale price of approximately $12.4 million. The buyer assumed $10.6 million of mortgage debt that had a stated interest rate of 6.02% and were scheduled to mature in 2013. The Company recognized a gain on the sale of approximately $5.1 million. Cash proceeds from the sale, net of closing costs, were approximately $1.1 million.

3) On April 17, 2009, the Company sold Caledonia, a 247-site resort Property in Caledonia, Wisconsin, for proceeds of approximately $2.2 million. The Company recognized a gain on sale of approximately $0.8 million which is included in Income from other investments, net. In addition, the Company received approximately $0.3 million of deferred rent due from the previous tenant.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 5—Investment in Real Estate (continued)

The following table summarizes the combined results of operations of Properties held for sale or disposed of during the years ended December 31, 2010 and 2009 (amounts in thousands):

	2010 (1)	2009 (2)
Rental income	$—	$1,424
Utility and other income	—	96

Property operating revenues	—	1,520
Property operating expenses	—	(758)

Income from property operations	—	762
Income from home sales operations	—	22
Interest and amortization	—	(603)
(Loss) gain on real estate	(231)	4,685

Net (loss) income from discontinued operations	$(231)	$4,866

(1)	For the year ended December 31, 2010, includes one Property disposed of in January 2010.
(2)	For the year ended December 31, 2009, includes one Property sold in July 2009 and one Property disposed of in January 2010.

Note 6—Investment in Joint Ventures

The Company recorded approximately $1.9 million and $2.0 million of equity in income from unconsolidated joint ventures, net of approximately $1.2 million of depreciation expense for the years ended December 31, 2011 and 2010, respectively. The Company received approximately $1.8 million and $2.8 million in distributions from such joint ventures, which were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, respectively. Approximately $0.1 million and $0.4 million of the distributions received in the years ended December 31, 2011 and 2010, respectively, exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures. Distributions include amounts received from the sale or liquidation of equity in joint venture investments.

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 6—Investment in Joint Ventures (continued)

The following table summarizes the Company’s investment in unconsolidated joint ventures (with the number of Properties shown parenthetically for the years ended December 31, 2011 and 2010, respectively):

					Investment as of		JV Income for Years Ended
Investment	Location	Number of Sites	Economic Interest (a)		December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2009
Meadows Investments	Various (2,2)	1,027	50%		$580	$276	$981	$1,081	$877
Lakeshore Investments	Florida (2,2)	342	65%		124	115	240	238	277
Voyager	Arizona (1,1)	1,706	50	%(b)	7,647	8,055	727	642	550
Other(c)	Various(0,0)	—	20%		206	—	—	66	1,192

		3,075			$8,557	$8,446	$1,948	$2,027	$2,896

(a)	The percentages shown approximate the Company’s economic interest as of December 31, 2011. The Company’s legal ownership interest may differ.
(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 25% interest in the utility plant servicing the Property.
(c)	In February 2009, the Company sold its 25% interest in two Diversified Portfolio joint Ventures.

Note 7—Notes Receivable

As of December 31, 2011 and December 31, 2010, the Company had approximately $64.2 million and $25.7 million in notes receivable, respectively. As of December 31, 2011 and 2010, included in notes receivable, the Company had approximately $43.4 million and $8.9 million, respectively, in Chattel Loans receivable, which require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of December 31, 2011, the Chattel Loans receivable yielded interest at a stated per annum average rate of approximately 7.8% and had an average term remaining of approximately 15 years. These notes are recorded net of allowances of approximately $0.4 million as of December 31, 2011 and 2010. During the years ended December 31, 2011 and 2010, approximately $2.6 million and $0.8 million, respectively, was repaid and an additional $0.3 million and $0.4 million, respectively, was loaned to customers. During the year ended December 31, 2011, the Company acquired approximately $40.4 million of Chattel Loans in connection with the Acquisition. (See Note 2(h) in the Notes to Consolidated Financial Statements contained in this Form 10-K for discussion on the Company’s accounting policy with respect to these recently acquired Chattel Loans.) (See Note 19 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further discussion of the Company’s recent Acquisition.)

As of December 31, 2011 and December 31, 2010, the Company had approximately $16.4 million and $16.7 million, respectively, of Contracts Receivable, including allowances of approximately $1.0 million and $1.4 million, respectively. These Contracts Receivable represent loans to customers who have purchased right-to-use contracts. The Contracts Receivable yield interest at a stated per annum average rate of 16.1%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the periods ended December 31, 2011 and 2010, approximately $7.3 million and $8.6 million, respectively, was repaid and an additional $6.6 million and $7.9 million, respectively, was lent to customers.

On April 6, 2011, the Company funded a $3.8 million note receivable with a stated interest rate of 15.0% per annum to the owner of Lakeland RV. Lakeland RV is a 700-site RV property located in Milton, Wisconsin. The note requires interest only payments of 9.0% and matures on May 1, 2016. The Company also holds a right of first refusal to match any offer received on Lakeland RV during the time the note is outstanding.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 8—Borrowing Arrangements

Secured Debt

2011 Activity

As of December 31, 2011 and December 31, 2010, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $2,084 million and $1,413 million, respectively. The weighted average interest rate, including the fair market value adjustment, on this mortgage indebtedness for the year ended December 31, 2011 was approximately 5.8% per annum. The debt bears interest at stated rates of 4.7% to 8.9% per annum and matures on various dates ranging from 2012 to 2023. The debt encumbered a total of 174 and 129 of the Company’s Properties as of December 31, 2011 and December 31, 2010, respectively, and the carrying value of such Properties was approximately $2,578 million and $1,508 million, respectively, as of such dates.

During the year ended December 31, 2011, the Company paid off nine maturing mortgages totalling approximately $52.5 million, with a weighted average interest rate of 7.04% per annum.

During the year ended December 31, 2011, the Company closed on approximately $200.0 million of new financing on 20 manufactured home communities and three resort properties with a weighted average interest rate of 5.02% per annum, maturing in 2021. The Company also assumed approximately $548 million of mortgage debt which includes a fair value adjustment of approximately $34 million secured by 35 Acquisition Properties (as defined herein) with stated interest rates ranging from 4.65% to 8.87% per annum, maturing in various years ranging from 2012 to 2023.

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

Term Loan

On July 1, 2011, the Company closed on a $200.0 million Term Loan that matures on June 30, 2017 and has a one-year extension option, an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty after July 1, 2014. Prior to July 1, 2014, a prepayment penalty of 2% of the amount prepaid would be owed. The spread over LIBOR is variable based on leverage measured quarterly throughout the loan term. The Term Loan contains an upfront arrangement fee of approximately $0.5 million, an upfront commitment fee of approximately $1.3 million, an annual administrative agency fee of $20,000, as well as customary representations, warranties and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, the Company also entered into a three-year LIBOR Swap Agreement (the “Swap”) allowing the Company to trade its variable interest rate for a fixed interest rate on the Term Loan. (See Note 9 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further information on the accounting of the Swap.) The proceeds were used to partially fund the Acquisition discussed in detail in Note 19 in the Notes to the Consolidated Financial Statements Contained in this Form 10K.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 8—Borrowing Arrangements (continued)

Unsecured Line of Credit

On May 19, 2011, the Company amended its unsecured Line of Credit (“LOC”) to increase its borrowing capacity under the LOC from $100 million to a maximum borrowing capacity of $380 million and to extend the maturity date to September 18, 2015. The LOC accrues interest at an annual rate equal to the applicable LIBOR rate plus 1.65% to 2.50% and contains a 0.30% to 0.40% facility fee as well as certain other customary negative and affirmative covenants. The Company has an eight-month extension option under the LOC, subject to payment by it of certain administrative fees and the satisfaction of certain other enumerated conditions. The spread over LIBOR and the facility fee pricing are variable based on leverage throughout the term of the LOC. The Company incurred commitment and arrangement fees of approximately $3.6 million to enter into the amended LOC.

As of December 31, 2011, the Company’s LOC had an availability of $380 million of which no amounts were outstanding.

The weighted average interest rate for the years ended December 31, 2011 and 2010 for the Company’s unsecured debt was approximately 3.9% and 0.0% per annum, respectively, as no amounts were outstanding on the line of credit at any time during the year ended December 31, 2010.

Future Maturities of Debt

Aggregate payments of principal on long-term borrowings for each of the next six years and thereafter are as follows (amounts in thousands):

Year	Amount
2012	$64,156
2013	149,628
2014	212,574
2015	588,535
2016	235,053
2017	299,060
Thereafter	704,305
Net unamortized premiums	31,372

Total	$2,284,683

Note 9—Derivative Instruments and Hedging Activities

Cash Flow Hedges of Interest Rate Risk

In June 2011, in connection with the Term Loan, the Company entered into a three-year $200.0 million LIBOR notional swap agreement to trade its variable Term Loan interest rate for a 3.01% fixed rate to hedge the variable cash flows associated with the Term Loan interest payments. The Swap fixes the underlying LIBOR rate on the Term Loan at 1.11% per annum for the first three years and based on anticipated leverage at the completion of the Acquisition, the Company’s spread over LIBOR is expected to be 2.15% resulting in an initial estimated all-in interest rate of 3.26% per annum. The Company has designated the swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Operations related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedge during the year ended December 31, 2011.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 9—Derivative Instruments and Hedging Activities (continued)

Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheet related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.2 million will be reclassified as an increase to interest expense.

Derivative Instruments and Hedging Activities

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s Consolidated Balance Sheet as of December 31, 2011 (amounts in thousands).

	As of December 31, 2011
	Balance Sheet Location	Fair Value
Interest Rate Swap	Accrued payroll and other operating expenses	$2,547

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for the year ended December 31, 2011.

Derivatives in Cash Flow Hedging Relationships	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)
Interest Rate Swap	$3,445	Interest Expense	$898	Other Expense	$—

As of December 31, 2011, the fair value of the derivative in a net liability position, which includes accrued interest and any adjustment for nonperformance risk related to this derivative agreement was $3.4 million. The Company determined that no adjustment was necessary for nonperformance risk on its derivative obligation. As of December 31, 2011, the Company has not posted any collateral related to this agreement.

Note 10—Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 10—Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense (continued)

Components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Years Ended December 31,
	2011	2010
Deferred revenue—entry of right-to-use contracts, as of January 1,	$44,349	$29,493
Deferral of new right-to-use contracts	17,856	19,496
Deferred revenue recognized	(5,920)	(4,640)

Net increase in deferred revenue	11,936	14,856

Deferred revenue—entry of right-to-use contracts, as of December 31,	$56,285	$44,349

Deferred commission expense, as of January 1,	$14,898	$9,373
Costs deferred	6,735	6,957
Commission expense recognized	(1,946)	(1,432)

Net increase in deferred commission expense	4,789	5,525

Deferred commission expense, as of December 31,	$19,687	$14,898

Note 11—Lease Agreements

The leases entered into between the customer and the Company for the rental of a site are generally month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Non-cancelable long-term leases are in effect at certain sites within approximately 31 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. Future minimum rents are scheduled to be received under non-cancelable tenant leases at December 31, 2011 as follows (amounts in thousands):

Year	Amount
2012	$61,255
2013	59,949
2014	31,386
2015	17,557
2016	16,891
Thereafter	49,903

Total	$236,941

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 12—Ground Leases

The Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. For the year ended December 31, 2011, ground lease rent was approximately $2.5 million and for the years ended December 31, 2010 and 2009, ground lease rent was approximately $1.9 million. Minimum future rental payments under the ground leases as of December 31, 2011 as follows (amounts in thousands):

Year	Amount
2012	$3,287
2013	3,340
2014	1,915
2015	1,921
2016	1,928
Thereafter	14,898

Total	$27,289

The decrease in future minimum rental payments assumes that the Company will exercise its option to acquire land at the recently acquired Colony Cove Property on January 1, 2014. The option exercise is subject to certain assumptions and the timing of the option exercise may be before or after January 1, 2014. If the Company does not exercise its option as planned the ground lease payments will continue at approximately $1.4 million annually for the next 96 years.

Note 13—Transactions with Related Parties

Privileged Access

On August 14, 2008, the Company closed on the PA Transaction by acquiring substantially all of the assets and assuming certain liabilities of Privileged Access for an unsecured note payable of $2.0 million which was paid off during the year ended December 31, 2009. Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. At closing, approximately $4.8 million of Privileged Access cash was deposited into an escrow account for liabilities that Privileged Access has retained. The terms of the PA Transaction provided for a distribution of $0.1 million of excess escrow funds to Privileged Access and the remainder to the Company on the two-year anniversary of the PA Transaction. During the year ended December 31, 2010, the Company received approximately $1.1 million in proceeds from the escrow account. The balance in the escrow account as of December 31, 2011 was approximately $0.2 million.

Mr. McAdams, the Company’s President from January 1, 2008 to January 31, 2011, owns 100% of Privileged Access. Effective February 1, 2011, Mr. McAdams became president of a subsidiary of the Company involved in ancillary activities and relinquished his role as President of the Company. The Company entered into an employment agreement effective as of January 1, 2008 (the “Employment Agreement”) with Mr. McAdams which provided for an initial term of three years which expired on December 31, 2010. The Employment Agreement provided for a minimum annual base salary of $0.3 million, with the option to receive an annual bonus in an amount up to three times his base salary. Mr. McAdams is also subject to a non-compete clause and to mitigate potential conflicts of interest shall have no authority, on behalf of the Company and its affiliates, to enter into any agreement with any entity controlling, controlled by or affiliated with Privileged Access. Prior to forming Privileged Access, Mr. McAdams was a member of the Company’s Board of Directors from January 2004 to October 2005. Simultaneous with his appointment as president of Equity LifeStyle Properties, Inc., Mr. McAdams resigned as Privileged Access’s Chairman, President and CEO. However, he was on the board of PATT Holding Company, LLC (“PATT”), a subsidiary of Privileged Access, until the entity was dissolved in 2008.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 13—Transactions with Related Parties (continued)

Corporate Headquarters

The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, the Company’s Chairman of the Board. Payments made in accordance with the lease agreement to this entity amounted to approximately $1.0 million, $0.5 million, and $1.0 million for the years ended December 31, 2011, 2010, and 2009, respectively. Only seven months of rent was paid during the year ended December 31, 2010 as the first five months of the year were included in the free rent provided by the landlord in connection with a new lease for the office space that commenced December 1, 2009. As of December 31, 2009, approximately $60,000, were accrued with respect to this office lease.

Other

In January 2009, the Company entered into a consulting agreement with the son of Mr. Howard Walker, to provide assistance with the Company’s internet web marketing strategy. Mr. Walker is Vice-Chairman of the Company’s Board of Directors. The consulting agreement was for a term of six months at a total cost of no more than $48,000 and expired on June 30, 2009.

Note 14—Stock Option Plan and Stock Grants

The Company’s Stock Option and Stock Award Plan (the “Plan”) was adopted in December 1992 and amended and restated from time to time, most recently effective March 23, 2001. Pursuant to the Plan, officers, directors, employees and consultants of the Company are offered the opportunity (i) to acquire shares of common stock through the grant of stock options (“Options”), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Internal Revenue Code; and (ii) to be awarded shares of common stock (“Restricted Stock Grants”), subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of the Company’s Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 2011 to officers and employees, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. Stock Options are awarded at the New York Stock Exchange closing price of the Company’s common stock on the grant date. A maximum of 6,000,000 shares of common stock are available for grant under the Plan and no more than 250,000 shares may be subject to grants to any one individual in any calendar year.

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 14—Stock Option Plan and Stock Grants (continued)

The Company accounts for its stock-based compensation in accordance with FASB ASC 718.

Restricted Stock Grants

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

On May 11, 2011, the Company awarded Restricted Stock Grants for 16,000 shares of common stock at a fair market value of approximately $0.9 million to the Board of Directors. One-third of the shares of restricted common stock covered by these awards vests on each of November 11, 2011, May 11, 2012, and May 11, 2013

On February 1, 2010, the Company awarded Restricted Stock Grants for 74,665 shares of common stock to certain members of senior management of the Company. These Restricted Stock Grants vested on December 31, 2010. The fair market value of these Restricted Stock Grants was approximately $3.7 million as of the date of grant and was recorded as compensation expense and paid in capital over the vesting period.

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

In 2011 and 2010, the Company awarded Restricted Stock Grants for 47,000 shares each year and in 2009, the Company awarded Restricted Stock Grants for 27,000 shares of common stock to directors with a fair market value of approximately $2,708,000, $2,409,000, and $1,025,000 in 2011, 2010 and 2009, respectively.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 14—Stock Option Plan and Stock Grants (continued)

The Company recognized compensation expense of approximately $5.6 million, $5.1 million and $4.1 million related to Restricted Stock Grants in 2011, 2010 and 2009, respectively. Compensation expense to be recognized subsequent to December 31, 2011 for Restricted Stock Grants that has not yet vested was approximately $1.9 million, which is expected to be recognized over a weighted average term of 0.8 years.

Stock Options

The fair value of each grant is estimated on the grant date using the Black-Scholes-Merton model. The following table includes the assumptions that were made and the estimated fair values:

Assumption	2011 (1)	2010 (1)	2009
Dividend yield	—	—	2.5%
Risk-free interest rate	—	—	2.8%
Expected life	—	—	7 years
Expected volatility	—	—	21.0%

Estimated Fair Value of Options Granted	$—	$—	$410,972

(1)	No options were issued during the year ended December 31, 2011 and 2010.

A summary of the Company’s stock option activity, and related information for the years ended December 31, 2011, 2010, and 2009 follows:

	Shares Subject To Options	Weighted Average Exercise Price Per Share	Weighted Average Outstanding Contractual Life (in years)
Balance at December 31, 2008	953,772	34.92	5.4
Options granted	102,800	37.70
Options exercised	(213,721)	43.34
Options canceled	(1,000)	15.69

Balance at December 31, 2009	841,851	39.94	6.0
Options exercised	(33,767)	32.77
Options canceled	(2,900)

Balance at December 31, 2010	805,184	40.32	5.1
Options exercised	(172,384)	26.28

Balance at December 31, 2011	632,800	44.14	5.0

Exercisable at December 31, 2011	632,800	44.14	5.0

As of December 31, 2011, 2010, and 2009, 743,345 shares, 851,677 shares and 970,442 shares remained available for grant, respectively; of these 343,528 shares, 451,860 shares and 573,525 shares, respectively, remained available for Restricted Stock Grants.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 15—Preferred Stock

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

During the year ended December 31, 2011, the Company issued 1,740,000 shares of Series B Subordinated Non-Voting Cumulative Preferred Stock (the “Series B Preferred Stock”), par value $0.01 per share. The Series B Preferred Stock was issued to partially fund the Acquisition which is discussed in detail in Note 19 in the Notes to the Consolidated Financial Statements contained in this Form 10-K. On October 24, 2011, the Company, on behalf of a selling stockholder, closed on a public offering of 3,162,069 shares of common stock. The 3,162,069 shares of common stock sold included 1,453,793 shares of common stock issued by the Company upon redemption of 1,453,793 shares of Series B Preferred Stock, par value $0.01 per share. The Company did not receive any proceeds from the offering. On December 23, 2011, the remaining 286,207 Series B Preferred Stock were redeemed for 286,207 shares of common stock. As of the year ended December 31, 2011, the Company did not have any Series B Preferred Stock outstanding.

Note 16—Long-Term Cash Incentive Plan

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

The Committee has responsibility for administering the 2010 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or events. The 2010 LTIP includes 32 participants. The Company’s executive officers are not participants in the 2010 LTIP. The Eligible Payment will be paid in cash upon completion of the Company’s annual audit for the 2012 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2010 LTIP and, including employer costs, is currently estimated to be approximately $2.9 million. As of December 31, 2011 and 2010, the Company had accrued compensation expense of approximately $1.8 million and $0.7 million, respectively, for the 2010 LTIP including approximately $1.1 million and $0.7 million in the years ended December 31, 2011 and 2010.

On May 15, 2007, the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (the “LTIP”) to provide a long-term cash bonus opportunity to certain members of the Company’s management and

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 16—Long-Term Cash Incentive Plan (continued)

executive officers. Such Board approval was upon recommendation of the Committee. The Company’s Chief Executive Officer and President were not participants in the LTIP. On January 18, 2010, the Committee approved payments under the LTIP of approximately $2.8 million. The approved payments were fully accrued as of December 31, 2009 and were paid in cash on March 3, 2010.

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

Note 17—Savings Plan

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

In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant’s vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company’s contribution to the 401(k) Plan was approximately $1.1 million, $1.0 million, and $0.8 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 18—Commitments and Contingencies

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 18—Commitments and Contingencies (continued)

The City and the residents’ association (which intervened in the case) appealed, and the Company cross-appealed. The briefing has been completed, but a date for oral argument remains to be set by the Court of Appeals.

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

The tenant association continued to seek damages, penalties and fees in their separate action based on the same claims the City made on the tenants’ behalf in the City’s case. The Company moved for judgment on the pleadings in the tenant association’s case on the ground that the tenant association’s case is moot in light of the result in the City’s case. On November 6, 2008, the Court granted the Company’s motion for judgment on the pleadings without leave to amend. The tenant association appealed. In June 2010, the Court of Appeal remanded the case for further proceedings, ruling that (i) the mootness finding was not correct when entered but could be reasserted after the amounts held in escrow have been disbursed to the residents; (ii) there is no basis for the tenant association’s punitive damage claim or its claim under the California Mobile Home Residency Law; and (iii) the trial court should consider certain of the tenant association’s other claims. On remand, on December 12, 2011, the Court granted the Company’s motion for summary judgment and denied the tenant association’s motion for summary judgment. On January 9, 2012, the Court entered judgment in favor of the Company, specifying that the tenant association shall recover nothing. On January 26, 2012, the Court set March 30, 2012 as the date for hearing the Company’s motion for attorneys’ fees and the tenant associations’ motion to reduce the Company’s claim for costs. On February 17, 2012, the tenant association served notice of its intention to request that the Court set aside the judgment.

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

In order to ripen its claims, the Company filed a rent increase petition with the City. At a hearing held on October 6, 2011, the City’s Manufactured Home Fair Practices Commission voted to deny that petition, and

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 18—Commitments and Contingencies (continued)

subsequently entered written findings denying it. The Company appealed that determination to the Santee City Council, which on January 25, 2012 voted to deny the appeal. In view of that adverse final decision on its rent increase petition, on January 31, 2012 the Company filed a new complaint in federal court alleging that the City’s ordinance effectuates a regulatory and private taking of the Company’s property and is unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. On February 1, 2012, the Company also filed in state court a petition for a writ of administrative mandamus seeking orders correcting and vacating the decisions of the City and its Manufactured Home Fair Practices Commission, and directing that the Company’s rent increase petition be granted.

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

By orders entered on December 14, 2011, the Court awarded the Company approximately $2.0 million in attorneys’ fees and other costs jointly and severally against the plaintiffs to whom the jury awarded nothing, and awarded no attorneys’ fees or costs to either side with respect to the six plaintiffs to whom the jury awarded less than $44,000. Plaintiffs have filed an appeal from the approximately $2.0 million award to the Company of attorneys’ fees and other costs.

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 18—Commitments and Contingencies (continued)

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

California and Washington Wage Claim Class Actions

On October 16, 2008, the Company was served with a class action lawsuit in California state court filed by a single named plaintiff. The suit alleges that, at the time of the PA Transaction, the Company and other named defendants willfully failed to pay former California employees of Privileged Access and its affiliates (“PA”) who became employees of the Company all of the wages they earned during their employment with PA, including accrued vacation time. The suit also alleges that the Company improperly “stripped” those employees of their seniority. The suit asserts claims for alleged violation of the California Labor Code; alleged violation of the California Business & Professions Code and for alleged unfair business practices; alleged breach of contract; alleged breach of the duty of good faith and fair dealing; and for alleged unjust enrichment. The original complaint sought, among other relief, compensatory and statutory damages; restitution; pre-judgment and post-judgment interest; attorney’s fees, expenses and costs; penalties; and exemplary and punitive damages. The complaint did not specify a dollar amount sought. The Court granted in part without leave to amend and in part with leave to amend the Company’s motions seeking dismissal of the plaintiff’s original complaint and various amended complaints. Discovery proceeded on the remaining claims in the third amended complaint. On February 15, 2011, the Court granted plaintiff’s motion for class certification. On June 22, 2011, the Court determined the content of the class notice.

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 18—Commitments and Contingencies (continued)

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

On November 22, 2011, the parties agreed to a settlement, which remains subject to court approval and other conditions, the principal terms of which are that, without admitting any liability, the Company would pay $0.5 million in cash, would provide one week of vacation to the vacation balance of any class member who on August 13, 2008 had at least five years of service with a PA affiliate (the cost of which to the Company would be approximately $0.1 million), and would receive in exchange a full release of all claims, including claims for attorneys’ fees and costs, in both the California and Washington Class Actions.

Membership Class Action

On July 29, 2011, the Company was served with a class action lawsuit in California state court filed by two named plaintiffs, who are husband and wife. Among other allegations, the suit alleges that the plaintiffs purchased a membership in the Company’s Thousand Trails network of campgrounds and paid annual dues; that they were unable to make a reservation to utilize one of the campgrounds because, they were told, their membership did not permit them to utilize that particular campground; that the Company failed to comply with the written disclosure requirements of various states’ membership camping statutes; that the Company misrepresented that it provides a money-back guaranty; and that the Company misrepresented that the campgrounds or portions of the campgrounds would be limited to use by members.

Allegedly on behalf of “between 100,000 and 200,000” putative class members, the suit asserts claims for alleged violation of: (1) the California Civil Code §§ 1812.300, et seq.; (2) the Arizona Revised Statutes §§ 32-2198, et seq.; (3) Chapter 222 of the Texas Property Code; (4) Florida Code §§ 509.001, et seq.; (5) Chapter 119B of the Nevada Administrative Code; (6) Business & Professions Code §§ 17200, et seq., (7) Business & Professions Code §§ 17500; (8) Fraud—Intentional Misrepresentation and False Promise; (9) Fraud—Omission; (10) Negligent Misrespresentation; and (11) Unjust Enrichment. The complaint seeks, among other relief, rescission of the membership agreements and refund of the member dues of plaintiffs and all others who purchased a membership from or paid membership dues to the Company since July 21, 2007; general and special compensatory damages; reasonable attorneys’ fees, costs and expenses of suit; punitive and exemplary damages; a permanent injunction against the complained of conduct; and pre-judgment interest.

On August 19, 2011, the Company filed an answer generally denying the allegations of the complaint, and asserting affirmative defenses. On August 23, 2011, the Company removed the case from the California state court to the federal district court in San Jose. The Company will vigorously defend the lawsuit.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 18—Commitments and Contingencies (continued)

Other

The Company is involved in various other legal and regulatory proceedings arising in the ordinary course of business. Such proceedings include, but are not limited to, notices, consent decrees, information requests, and additional permit requirements and other similar enforcement actions by governmental agencies relating to the Company’s water and wastewater treatment plants and other waste treatment facilities. Additionally, in the ordinary course of business, the Company’s operations are subject to audit by various taxing authorities. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company. In addition, to the extent any such proceedings or audits relate to newly acquired Properties, the Company considers any potential indemnification obligations of sellers in favor of the Company.

Note 19—Acquisitions

On May 31, 2011, the Company’s operating partnership entered into purchase and other agreements (the “Purchase Agreements”) to acquire a portfolio of 75 manufactured home communities and one RV resort (the “Acquisition Properties”) containing 31,167 sites on approximately 6,500 acres located in 16 states (primarily located in Florida and the northeastern region of the United States) and certain manufactured homes and loans secured by manufactured homes located at the Acquisition Properties which the Company refers to as the “Home Related Assets” for a stated purchase price of $1.43 billion (the “Acquisition”). Transaction costs associated with the Acquisition of approximately $18.5 million were incurred during the year ended December 31, 2011. For the year ended December 31, 2011, the Acquisition Properties, revenues included in the Consolidated Statements of Operations for the Company were approximately $60.0 million.

During the year ended December 31, 2011, the Company closed on 75 of the Acquisition Properties and certain Home Related Assets associated with such 75 Acquisition Properties for a purchase price of approximately $1.5 billion. The Company funded the purchase price of this closing with (i) the issuance of 1,708,276 shares of its common stock, to the seller with an aggregate value of approximately $111 million, (ii) the issuance of 1,740,000 shares of Series B Preferred Stock to the seller with an aggregate value of approximately $113 million, (iii) the assumption of mortgage debt secured by 35 Acquisition Properties with an aggregate value of approximately $548 million, (iv) the net proceeds of approximately $344 million, net of offering costs, from a common stock offering of 6,037,500 shares, (v) approximately $200 million of cash from the Term Loan the Company closed on July 1, 2011, and (vi) approximately $200 million of cash from new secured financings originated during the third quarter of 2011. The assumed mortgage debt has stated interest rates ranging from 4.65% to 8.87% per annum and matures from dates ranging from 2012 to 2023.

The Company is in the process of allocating the purchase price and has engaged a third-party to assist with its allocation for the Acquisition. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in the Acquisition during the year ended December 31, 2011, which we determined using level two and level three inputs (amounts in thousands). The fair value is a preliminary estimate and may be adjusted within one-year of the Acquisition in accordance with FASB ASC 805.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 19—Acquisitions (continued)

Assets acquired
Land	$474,000
Depreciable property	859,000
Manufactured homes	24,000
In-place leases	74,000

Net investment in real estate	1,431,000
Notes receivable	40,000
Other assets	12,000

Total Assets acquired	1,483,000

Liabilities assumed
Mortgage notes payable	548,000
Accrued payroll and other operating expenses	3,000
Rents and other customer payments received in advance and security deposits	5,000

Total Liabilities assumed	556,000

Net consideration paid	$927,000

The allocation of fair values of the assets acquired and liabilities assumed has changed from the allocation reported in Note 13—Acquisitions of the Notes to the Consolidated Financial Statements contained in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 8, 2011, due primarily to reclassification adjustments for presentation adjustments to our valuation assumption and portions of the acquisition which closed subsequent to the third quarter filing. The changes to our valuation assumptions were based on more recent information concerning the subject assets and liabilities. None of these changes had a material impact on our Consolidated Financial Statements.

The face value of the Chattel Loans at the time of acquisition was approximately $107.9 million and the variance between the face amount and fair value is due to a number of factors including customer delinquency status, FICO scores, original down payment amount and below market stated interest rates. In estimating its cash flows from these Chattel Loans, the Company currently is making certain assumptions regarding annual default rates and the value of the repossessed property upon default in order to determine our estimated interest rate that is applied to the net carrying value. Through December 31, 2011, the credit performance of these Chattel Loans has generally been consistent with the assumptions used in determining its initial fair value, and the Company’s original expectations regarding the amounts and timing of future cash flows has not changed.

The following methods and assumptions were used to estimate the fair value of each class of asset acquired and liability assumed in the Acquisition.

Land—Market approach based on similar, but not identical, transactions in the market. Adjustments to comparable sales based on both the quantitative and qualitative data.

Depreciable property—Cost approach based on market comparable data to replace adjusted for local variations, inflation and other factors.

Manufactured homes—Sales comparison approach based on market prices for similar homes adjusted for differences in age or size. Manufactured homes are included on the Company’s Consolidated Balance Sheets in buildings and other depreciable property.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 19—Acquisitions (continued)

In-place leases—Lease in place was determined via a combination of estimates of market rental rates and expense reimbursement levels as well as an estimate of the length of time required to replace each lease.

Notes receivable—Income approach based on discounted cash flows discounting contractual cash flows at a market rate adjusted based on particular notes’ or note holders’ down payment, FICO score and delinquency status.

Below market ground leases—Value of asset (below market lease) based on contract rent and option price against market rent and land value. Market rent determined applying a reasonable rate of return to the value of the land as if owned. Land value is estimated and then inflated until it is anticipated that the option will be exercised. Land value is estimated and then inflated until it is anticipated that the option will be exercised. Below market ground leases are included on the Company’s Consolidated Balance Sheets in escrow deposits and other assets.

Mortgage notes payable—Income approach based on discounted cash flows comparing contractual cash flows to cash flows of identical debt discounted based on market rates.

The following unaudited pro forma consolidated results of operations assumes that the Acquisition for the 75 Acquisition Properties and related debt and equity issuances had occurred on January 1, 2010. The unaudited pro forma results of operations is based upon historical financial statements. The unaudited pro forma results do not purport to represent what the actual results of operations of the Company would have been, nor do they purport to predict the results of operations of future periods.

	December 31, 2011	December 31, 2010
Total revenues	$676,819	$663,976
Net income available for Common Shares(1)	$80,265	$1,819
Earnings per Common Share—Basic	$2.05	$0.05
Earnings per Common Share—Fully Diluted (2)	$1.98	$0.05

1.

The following expenses, except for f. below, are not reflected in the Unaudited Pro Forma Results of Operations as they are either short-term in nature or are not reflective of the historical results of the Company or the seller:

a.

The Company entered into a property management agreement with the seller for a fee of four percent of property revenues beginning on July 1, 2011 and ending on September 30, 2011 for the Acquisition Properties purchased between July 1, 2011 and September 1, 2011.

b.

The Company entered into a loan servicing agreement, effective July 1, 2011, with respect to the Chattel Loans the Company acquired in the Acquisition. The loan servicing fee was $55,000 per month and expired on September 30, 2011.

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

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 19—Acquisitions (continued)

f.

For the year ended December 31, 2010, the Company has estimated the amortization expense of an intangible asset for in-place leases to be approximately $73.6 million. The estimated useful life for acquired in-place leases is one year.

2.

For the year ended December 31, 2010, the Company’s weighted average of approximately 4.7 million common OP Units (which were dilutive to the Company’s historical operations) were anti-dilutive, and therefore were excluded from the computation of the Pro Forma Earnings per Common Share—Fully Diluted.

Note 20—Reportable Segments

Operating segments are defined as components of an entity for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The chief operating decision maker evaluates and assesses performance on a monthly basis. Segment operating performance is measured on Net Operating Income (“NOI”). NOI is defined as total operations revenues less total operations expenses. Segments are assessed before interest income, depreciation and amortization of in-place leases.

The Company has two reportable segments, which are the Property Operations and Home Sales and Rentals Operations Segments. The Property Operations segment owns and operates land lease Properties and the Home Sales and Rentals Operations segment purchases, sells and leases homes at the Properties.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2011, 2010 and 2009.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 20—Reportable Segments (continued)

The following tables summarize the Company’s segment financial information (amounts in thousands):

Year Ended December 31, 2011

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$560,503	$14,848	$575,351
Operations expenses	(279,748)	(16,002)	(295,750)

Income from segment operations	280,755	(1,154)	279,601
Interest income	3,377	3,340	6,717
Depreciation on real estate and other costs	(79,922)	(59)	(79,981)
Amortization of in-place leases	(27,707)	(772)	(28,479)

Income from operations	176,503	1,355	177,858
Reconciliation to Net income available for Common Shares
Other revenues (a)			6,735
General and administrative			(23,833)
Transaction costs			(18,493)
Depreciation on corporate assets			(1,034)
Interest and related amortization			(99,668)
Rent control initiatives			(1,009)
Equity in income of unconsolidated joint ventures			1,948

Consolidated net income			$42,504

Total Assets	$3,274,199	$221,902	$3,496,101
Capital Improvements	$26,224	$35,808	$62,032

(a)	Includes approximately $0.3 million of interest income attributable to corporate operations.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 20—Reportable Segments (continued)

Year Ended December 31, 2010

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$495,019	$11,940	$506,959
Operations expenses	(257,616)	(13,231)	(270,847)

Income from segment operations	237,403	(1,291)	236,112
Interest income	3,263	782	4,045
Depreciation on real estate and other costs	(68,067)	(58)	(68,125)

Income from operations	172,599	(567)	172,032
Reconciliation to Net income available for Common Shares
Other revenues (a)			6,114
General and administrative			(22,559)
Depreciation on corporate assets			(1,080)
Interest and related amortization			(91,151)
Goodwill impairment			(3,635)
Rent control initiatives			(1,120)
Equity in income of unconsolidated joint ventures			2,027

Consolidated income from continuing operations			60,628
Loss from discontinued operations			(231)

Consolidated net income			$60,397

Total Assets	$1,911,021	$137,374	$2,048,395
Capital Improvements	$28,852	$19,777	$48,629

(a)	Includes approximately $0.4 million of interest income attributable to corporate operations.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 20—Reportable Segments (continued)

Year Ended December 31, 2009

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$482,821	$11,686	$494,507
Operations expenses	(253,734)	(14,427)	(268,161)

Income from segment operations	229,087	(2,741)	226,346
Interest income	3,967	995	4,962
Depreciation on real estate and other costs	(68,893)	(156)	(69,049)

Income from operations	164,161	(1,902)	162,259
Reconciliation to Net income available for Common Shares
Other revenues (a)			8,325
General and administrative			(22,279)
Depreciation on corporate assets			(1,039)
Interest and related amortization			(98,311)
Rent control initiatives			(456)
Equity in income of unconsolidated joint ventures			2,896

Consolidated income from continuing operations			51,395
Loss from discontinued operations			4,866

Consolidated net income			$56,261

Total Assets	$2,043,096	$123,223	$2,166,319
Capital Improvements	$24,475	$5,639	$30,114

(a)	Includes approximately $0.2 million of interest income attributable to corporate operations.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 20—Reportable Segments (continued)

The following table summarizes the Company’s financial information for the Property Operations segment for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Revenues:
Community base rental income	$318,851	$259,351	$253,379
Resort base rental income	130,489	129,481	124,822
Right-to-use annual payments	49,122	49,831	50,765
Right-to-use contracts current period, gross	17,856	19,496	21,526
Right-to-use contracts current period, deferred	(11,936)	(14,856)	(18,882)
Utility income and other	53,843	48,357	47,685
Ancillary services revenues, net	2,278	3,359	3,526

Total property operations revenues	560,503	495,019	482,821
Expenses:
Property operating and maintenance	200,623	185,786	180,870
Real estate taxes	37,619	32,110	31,674
Sales and marketing, gross	11,219	12,606	13,536
Sales and marketing deferred commissions, net	(4,789)	(5,525)	(5,729)
Property management	35,076	32,639	33,383

Total property operations expenses	279,748	257,616	253,734

Net income from property operations segment	$280,755	$237,403	$229,087

The following table summarizes the Company’s financial information for the Home Sales and Rentals Operations segment for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	December 31, 2011	December 31, 2010	December 31, 2009
Revenues:
Gross revenue from home sales	$6,088	$6,120	$7,136
Brokered resale revenues, net	806	918	758
Rental operations revenues (a)	7,954	4,902	3,792

Total revenues	14,848	11,940	11,686
Expenses:
Cost of home sales	5,683	5,396	7,471
Home selling expenses	1,589	2,078	2,383
Rental operations expenses	4,450	2,930	2,212
Rental depreciation	4,280	2,827	2,361

Total expenses	16,002	13,231	14,427

Net loss from home sales and rentals operations	$(1,154)	$(1,291)	$(2,741)

(a)

Does not include approximately $23.9 million, $15.4 million, and $12.0 million of site rental income included in Community base rental income for the years ended December 31, 2011, 2010 and 2009, respectively.

Equity LifeStyle Properties, Inc.

Notes To Consolidated Financial Statements

Note 21—Quarterly Financial Data (unaudited)

The following is unaudited quarterly data for 2011 and 2010 (amounts in thousands, except for per share amounts):

2011	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues	$133,455	$125,914	$161,391	$159,313
Income from continuing operations	$25,632	$11,654	$1,355	$3,863
Net income (loss) available for Common Shares	$18,960	$6,827	$(2,853)	$(159)
Weighted average Common Shares outstanding—Basic	30,996	32,629	38,346	40,263
Weighted average Common Shares outstanding—Diluted	35,609	37,262	43,602	45,296
Net income (loss) per Common Share outstanding—Basic	$0.61	$0.21	$(0.07)	$0.00
Net income (loss) per Common Share outstanding—Diluted	$0.61	$0.20	$(0.07)	$0.00

2010	First Quarter 3/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues (a)	$132,148	$123,845	$134,195	$121,173
Income from continuing operations (a)	$21,704	$11,021	$17,307	$10,596
Loss from discontinued operations (a)	$(177)	$(54)	$—	$—
Net income available for Common Shares	$15,064	$6,000	$11,554	$5,736
Weighted average Common Shares outstanding—Basic	30,304	30,412	30,620	30,728
Weighted average Common Shares outstanding—Diluted	35,465	35,506	35,530	35,597
Net income per Common Share outstanding—Basic	$0.50	$0.20	$0.38	$0.19
Net income per Common Share outstanding—Diluted	$0.49	$0.20	$0.37	$0.18

(a)	Amounts may differ from previously disclosed amounts due to reclassification of discontinued operations.

Schedule II

Equity LifeStyle Properties, Inc.

Valuation and Qualifying Accounts

December 31, 2011

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
For the year ended December 31, 2009:
Allowance for doubtful accounts	$1,886,000	$2,899,000	$—	($2,190,000)	$2,595,000
For the year ended December 31, 2010:
Allowance for doubtful accounts	$2,595,000	$3,062,000	$—	($2,648,000)	$3,009,000
For the year ended December 31, 2011:
Allowance for doubtful accounts	$3,009,000	$4,155,000	$—	($2,735,000)	$4,429,000

(1)	Deductions represent tenant receivables deemed uncollectible.

Schedule III

Equity LifeStyle Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/11
Real Estate	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	$—	$212	$610	$—	$13	$212	$623	$835	$(128)	2006
Apache East	Apache Junction	AZ	—	2,236	4,181	—	—	2,236	4,181	6,417	(211)	2011
Apollo Village	Phoenix	AZ	—	932	3,219	—	1,363	932	4,582	5,514	(2,363)	1994
Araby	Yuma	AZ	(3,020)	1,440	4,345	—	538	1,440	4,883	6,323	(1,267)	2003
Cactus Gardens	Yuma	AZ	(4,309)	1,992	5,984	—	301	1,992	6,285	8,277	(1,565)	2004
Capri RV	Yuma	AZ	(4,760)	1,595	4,774	—	206	1,595	4,980	6,575	(961)	2006
Carefree Manor	Phoenix	AZ	—	706	3,040	—	828	706	3,868	4,574	(1,701)	1998
Casa del Sol East II	Glendale	AZ	(4,521)	2,103	6,283	—	2,497	2,103	8,780	10,883	(3,176)	1996
Casa del Sol East III	Glendale	AZ	—	2,450	7,452	—	676	2,450	8,128	10,578	(3,630)	1998
Casa del Sol West I	Peoria	AZ	(9,644)	2,215	6,467	—	2,145	2,215	8,612	10,827	(3,377)	1996
Casita Verde RV	Casa Grande	AZ	(2,142)	719	2,179	—	68	719	2,247	2,966	(447)	2006
Central Park	Phoenix	AZ	(11,877)	1,612	3,784	—	1,540	1,612	5,324	6,936	(4,226)	1983
Countryside RV	Apache Junction	AZ	—	2,056	6,241	—	942	2,056	7,183	9,239	(2,187)	2002
Denali Park	Apache Junction	AZ	—	2,394	4,016	—	—	2,394	4,016	6,410	(201)	2011
Desert Paradise	Yuma	AZ	(1,300)	666	2,011	—	140	666	2,151	2,817	(583)	2004
Desert Skies	Phoenix	AZ	(4,734)	792	3,126	—	680	792	3,806	4,598	(1,717)	1998
Desert Vista	Salome	AZ	—	66	268	—	33	66	301	367	(19)	2010
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	1,903	1,674	6,611	8,285	(2,997)	1998
Fiesta Grande RV	Casa Grande	AZ	(9,043)	2,869	8,653	—	389	2,869	9,042	11,911	(1,768)	2006
Foothill	Yuma	AZ	—	459	1,402	—	181	459	1,583	2,042	(428)	2003
Foothills West RV	Casa Grande	AZ	(2,213)	747	2,261	—	240	747	2,501	3,248	(469)	2006

Schedule III

Equity LifeStyle Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/11
Real Estate	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Golden Sun RV	Apache Junction	AZ	—	1,678	5,049	—	197	1,678	5,246	6,924	(1,671)	2002
Hacienda De Valencia	Mesa	AZ	(14,124)	833	2,701	—	4,475	833	7,176	8,009	(4,393)	1984
Mesa Verde	Cottonwood	AZ	—	1,387	4,148	—	364	1,387	4,512	5,899	(772)	2007
Monte Vista	Mesa	AZ	(22,866)	11,402	34,355	—	3,504	11,402	37,859	49,261	(9,436)	2004
Palm Shadows	Glendale	AZ	(5,994)	1,400	4,218	—	1,054	1,400	5,272	6,672	(3,103)	1993
Paradise	Sun City	AZ	(14,759)	6,414	19,263	11	1,876	6,425	21,139	27,564	(5,765)	2004
Sedona Shadows	Sedona	AZ	(10,827)	1,096	3,431	—	1,299	1,096	4,730	5,826	(2,105)	1997
Seyenna Vistas	Mesa	AZ	—	1,360	4,660	—	2,532	1,360	7,192	8,552	(3,717)	1994
Suni Sands	Yuma	AZ	(2,839)	1,249	3,759	—	318	1,249	4,077	5,326	(1,072)	2004
Sunrise Heights	Phoenix	AZ	(5,179)	1,000	3,016	—	1,431	1,000	4,447	5,447	(2,222)	1994
Sunshine Valley	Chandler	AZ	(5,011)	9,139	12,912	—	—	9,139	12,912	22,051	(443)	2011
The Highlands at Brentwood	Mesa	AZ	(10,235)	1,997	6,024	—	1,942	1,997	7,966	9,963	(4,455)	1993
The Meadows	Tempe	AZ	—	2,613	7,887	—	3,622	2,613	11,509	14,122	(5,985)	1994
Valley Vista	Benson	AZ	—	115	429	—	14	115	443	558	(27)	2010
Venture In	Show Low	AZ	(6,378)	2,050	6,188	—	317	2,050	6,505	8,555	(1,303)	2006
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	864	1,456	4,254	5,710	(975)	2004
Viewpoint	Mesa	AZ	(41,224)	24,890	56,340	15	5,003	24,905	61,343	86,248	(15,909)	2004
Westpark	Wickenburg	AZ	—	4,495	10,517	—	—	4,495	10,517	15,012	(463)	2011
Whispering Palms	Phoenix	AZ	(3,020)	670	2,141	—	308	670	2,449	3,119	(1,182)	1998
Cultus Lake	Lindell Beach	BC	—	410	968	6	164	416	1,132	1,548	(262)	2004
California Hawaiian	San Jose	CA	(31,995)	5,825	17,755	—	3,044	5,825	20,799	26,624	(9,756)	1997
Colony Park	Ceres	CA	(5,353)	890	2,837	—	715	890	3,552	4,442	(1,746)	1998
Concord Cascade	Pacheco	CA	(11,548)	985	3,016	—	1,895	985	4,911	5,896	(3,697)	1983
Contempo Marin	San Rafael	CA	—	4,787	16,379	—	3,173	4,787	19,552	24,339	(11,336)	1994
Coralwood	Modesto	CA	(5,817)	—	5,047	—	484	—	5,531	5,531	(2,718)	1997
Date Palm Country Club	Cathedral City	CA	—	4,115	14,064	—	4,570	4,115	18,634	22,749	(10,800)	1994
Date Palm RV	Cathedral City	CA	—	—	216	—	313	—	529	529	(321)	1994
DeAnza Santa Cruz	Santa Cruz	CA	(13,115)	2,103	7,201	—	2,064	2,103	9,265	11,368	(5,091)	1994

Schedule III

Equity LifeStyle Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/11
Real Estate	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Four Seasons	Fresno	CA	—	756	2,348	—	423	756	2,771	3,527	(1,342)	1997
Idyllwild	Pine Cove	CA	—	313	737	4	739	317	1,476	1,793	(290)	2004
Laguna Lake	San Luis Obispo	CA	—	2,845	6,520	—	514	2,845	7,034	9,879	(3,376)	1998
Lake Minden	Nicolaus	CA	—	961	2,267	13	671	974	2,938	3,912	(666)	2004
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	805	1,076	3,309	4,385	(698)	2004
Lamplighter	Spring Valley	CA	(23,088)	633	2,201	—	1,234	633	3,435	4,068	(2,720)	1983
Las Palmas	Rialto	CA	(3,404)	1,295	3,866	—	345	1,295	4,211	5,506	(1,102)	2004
Los Ranchos	Apple Valley	CA	(13,817)	8,336	15,774	—	—	8,336	15,774	24,110	(418)	2011
Meadowbrook	Santee	CA	—	4,345	12,528	—	1,959	4,345	14,487	18,832	(6,532)	1998
Monte del Lago	Castroville	CA	(21,018)	3,150	9,469	—	2,555	3,150	12,024	15,174	(5,541)	1997
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	25	453	1,881	4,831	6,712	(1,120)	2004
Nicholson Plaza	San Jose	CA	—	—	4,512	—	266	—	4,778	4,778	(2,281)	1997
Oakzanita Springs	Descanso	CA	—	396	934	5	877	401	1,811	2,212	(382)	2004
Pacific Dunes Ranch	Oceana	CA	(5,371)	1,940	5,632	—	204	1,940	5,836	7,776	(1,436)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	546	1,835	4,817	6,652	(1,109)	2004
Parque La Quinta	Rialto	CA	(4,565)	1,799	5,450	—	262	1,799	5,712	7,511	(1,527)	2004
Pio Pico	Jamul	CA	—	2,626	6,194	35	1,448	2,661	7,642	10,303	(1,664)	2004
Ponderosa	Lotus	CA	—	900	2,100	—	250	900	2,350	3,250	(458)	2006
Quail Meadows	Riverbank	CA	(4,851)	1,155	3,469	—	458	1,155	3,927	5,082	(1,784)	1998
Rancho Mesa	El Cajon	CA	(9,006)	2,130	6,389	—	729	2,130	7,118	9,248	(3,180)	1998
Rancho Oso	Santa Barbara	CA	—	860	2,029	12	698	872	2,727	3,599	(585)	2004
Rancho Valley	El Cajon	CA	(7,164)	685	1,902	—	1,191	685	3,093	3,778	(2,384)	1983
Royal Holiday	Hemet	CA	—	778	2,643	—	2,305	778	4,948	5,726	(1,745)	1998
Royal Oaks	Visalia	CA	—	602	1,921	—	636	602	2,557	3,159	(1,186)	1997
Russian River	Cloverdale	CA	—	368	868	5	138	373	1,006	1,379	(231)	2004
San Benito	Paicines	CA	—	1,411	3,328	19	707	1,430	4,035	5,465	(926)	2004
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	439	1,660	5,412	7,072	(1,186)	2005
Santa Cruz Ranch RV	Scotts Valley	CA	—	1,595	3,937	—	243	1,595	4,180	5,775	(607)	2007

Schedule III

Equity LifeStyle Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/11
Real Estate	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Santiago Estates	Sylmar	CA	(14,890)	3,562	10,767	—	1,238	3,562	12,005	15,567	(5,505)	1998
Sea Oaks	Los Osos	CA	—	871	2,703	—	472	871	3,175	4,046	(1,477)	1997
Snowflower	Emigrant Gap	CA	—	308	727	4	331	312	1,058	1,370	(225)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	1,532	2,972	8,449	11,421	(1,861)	2004
Sunshadow	San Jose	CA	—	—	5,707	—	280	—	5,987	5,987	(2,875)	1997
Tahoe Valley	Lake Tahoe	CA	—	1,357	4,071	—	246	1,357	4,317	5,674	(1,142)	2004
Turtle Beach	Manteca	CA	—	268	633	4	116	272	749	1,021	(169)	2004
Village of the Four Seasons	San Jose	CA	(13,708)	5,229	15,714	—	500	5,229	16,214	21,443	(4,119)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	6,883	—	24,499	24,499	(11,917)	1997
Wilderness Lake	Menifee	CA	—	2,157	5,088	29	726	2,186	5,814	8,000	(1,385)	2004
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	1,390	2,072	6,213	8,285	(1,341)	2004
Bear Creek	Denver	CO	(4,578)	1,100	3,359	—	450	1,100	3,809	4,909	(1,731)	1998
Cimarron	Broomfield	CO	(15,083)	863	2,790	—	916	863	3,706	4,569	(3,126)	1983
Golden Terrace	Golden	CO	(13,576)	826	2,415	—	1,672	826	4,087	4,913	(2,725)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	738	750	3,003	3,753	(1,449)	1997
Golden Terrace West	Golden	CO	(16,098)	1,694	5,065	—	1,063	1,694	6,128	7,822	(4,842)	1986
Hillcrest Village	Aurora	CO	(25,640)	1,912	5,202	289	3,010	2,201	8,212	10,413	(6,791)	1983
Holiday Hills	Denver	CO	(35,449)	2,159	7,780	—	4,832	2,159	12,612	14,771	(10,295)	1983
Holiday Village	Co. Springs	CO	(11,115)	567	1,759	—	1,241	567	3,000	3,567	(2,392)	1983
Pueblo Grande	Pueblo	CO	(7,355)	241	1,069	—	708	241	1,777	2,018	(1,393)	1983
Woodland Hills	Thornton	CO	—	1,928	4,408	—	2,719	1,928	7,127	9,055	(4,186)	1994
Stonegate Manor	North Windham	CT	(7,255)	6,011	12,336	—	—	6,011	12,336	18,347	(636)	2011
Aspen Meadows	Rehoboth	DE	(5,273)	1,148	3,460	—	509	1,148	3,969	5,117	(1,857)	1998
Camelot Meadows	Rehoboth	DE	(12,189)	527	2,058	1,251	4,331	1,778	6,389	8,167	(2,830)	1998
Mariners Cove	Millsboro	DE	(15,435)	990	2,971	—	5,669	990	8,640	9,630	(4,975)	1987
McNicol	Rehoboth	DE	(2,543)	562	1,710	—	209	562	1,919	2,481	(840)	1998
Sweetbriar	Rehoboth	DE	(2,852)	498	1,527	—	443	498	1,970	2,468	(999)	1998
Waterford	Bear	DE	(29,040)	5,250	16,202	—	1,497	5,250	17,699	22,949	(5,676)	1996

Schedule III

Equity LifeStyle Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/11
Real Estate	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Whispering Pines	Lewes	DE	(9,260)	1,536	4,609	—	1,514	1,536	6,123	7,659	(4,255)	1998
Audubon	Orlando	FL	(6,969)	4,622	7,200	—	—	4,622	7,200	11,822	(270)	2011
Barrington Hills	Hudson	FL	—	1,145	3,437	—	492	1,145	3,929	5,074	(1,087)	2004
Bay Indies	Venice	FL	(35,996)	10,483	31,559	10	5,500	10,493	37,059	47,552	(20,810)	1994
Bay Lake Estates	Nokomis	FL	—	990	3,390	—	1,654	990	5,044	6,034	(2,659)	1994
Beacon Hill Colony	Lakeland	FL	(5,669)	3,775	6,405	—	—	3,775	6,405	10,180	(55)	2011
Beacon Terrace	Lakeland	FL	(7,427)	5,372	9,153	—	—	5,372	9,153	14,525	(394)	2011
Breezy Hill RV	Pompano Beach	FL	—	5,424	16,555	—	1,437	5,424	17,992	23,416	(5,488)	2002
Buccaneer	N. Ft. Myers	FL	(35,804)	4,207	14,410	—	2,723	4,207	17,133	21,340	(9,433)	1994
Bulow Village RV	Flagler Beach	FL	—	—	228	—	880	—	1,108	1,108	(319)	2001
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	6,197	3,637	7,146	10,783	(3,078)	1994
Carefree Cove	Fort Lauderdale	FL	(4,274)	1,741	5,170	—	549	1,741	5,719	7,460	(1,431)	2004
Carefree Village	Tampa	FL	—	6,799	10,421	—	—	6,799	10,421	17,220	(587)	2011
Carriage Cove	Daytona Beach	FL	(11,799)	2,914	8,682	—	1,227	2,914	9,909	12,823	(4,651)	1998
Cheron Village	Davie	FL	(5,715)	10,393	6,217	—	—	10,393	6,217	16,610	(507)	2011
Clerbrook	Clermont	FL	(10,781)	3,883	11,700	—	932	3,883	12,632	16,515	(2,496)	2006
Clover Leaf Farms	Brooksville	FL	(23,280)	13,684	24,106	—	—	13,684	24,106	37,790	(224)	2011
Clover Leaf Forest	Brooksville	FL	—	1,092	2,178	—	—	1,092	2,178	3,270	(6)	2011
Coachwood	Leesburg	FL	(3,792)	1,602	4,822	—	327	1,602	5,149	6,751	(1,341)	2004
Colony Cove	Ellenton	FL	(58,452)	31,165	96,214	—	—	31,165	96,214	127,379	(3,852)	2011
Coquina Crossing	Elkton	FL	—	5,274	5,545	—	16,933	5,274	22,478	27,752	(6,630)	1999
Coral Cay	Margate	FL	(22,759)	5,890	20,211	—	7,497	5,890	27,708	33,598	(14,508)	1994
Country Place	New Port Richey	FL	(15,197)	663	—	18	7,450	681	7,450	8,131	(4,627)	1986
Countryside	Vero Beach	FL	—	3,711	11,133	—	6,681	3,711	17,814	21,525	(7,374)	1998
Covington Estates	Saint Cloud	FL	—	3,319	7,253	—	—	3,319	7,253	10,572	(362)	2011
Crystal Isles	Crystal River	FL	(2,532)	926	2,787	10	722	936	3,509	4,445	(861)	2004
Crystal Lakes-Zephyrhills	Zephyrhills	FL	—	3,767	6,834	—	—	3,767	6,834	10,601	(360)	2011
Down Yonder	Largo	FL	(13,030)	2,652	7,981	—	555	2,652	8,536	11,188	(2,629)	1998

Schedule III

Equity LifeStyle Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/11
Real Estate	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
East Bay Oaks	Largo	FL	(11,408)	1,240	3,322	—	1,083	1,240	4,405	5,645	(3,623)	1983
Eldorado Village	Largo	FL	(7,852)	778	2,341	—	904	778	3,245	4,023	(2,604)	1983
Emerald Lake	Punta Gorda	FL	—	3,598	5,197	—	—	3,598	5,197	8,795	(228)	2011
Featherock	Valrico	FL	(22,831)	11,369	22,770	—	—	11,369	22,770	34,139	(486)	2011
Fort Myers Beach Resort	Fort Myers Beach	FL	—	1,188	3,548	—	206	1,188	3,754	4,942	(1,089)	2004
Foxwood	Ocala	FL	—	3,853	7,967	—	—	3,853	7,967	11,820	(490)	2011
Glen Ellen	Clearwater	FL	—	619	1,882	—	136	619	2,018	2,637	(615)	2002
Grand Island	Grand Island	FL	—	1,723	5,208	125	3,919	1,848	9,127	10,975	(3,024)	2001
Gulf Air Resort	Fort Myers Beach	FL	—	1,609	4,746	—	171	1,609	4,917	6,526	(1,302)	2004
Gulf View	Punta Gorda	FL	—	717	2,158	—	901	717	3,059	3,776	(836)	2004
Hacienda Village	New Port Richey	FL	—	4,297	13,088	—	2,103	4,297	15,191	19,488	(4,402)	2002
Harbor Lakes	Port Charlotte	FL	—	3,384	10,154	—	439	3,384	10,593	13,977	(2,791)	2004
Harbor View	New Port Richey	FL	—	4,030	12,146	—	152	4,030	12,298	16,328	(3,854)	2002
Haselton Village	Eustis	FL	(7,304)	3,800	8,955	—	—	3,800	8,955	12,755	(327)	2011
Heritage Plantation	Vero Beach	FL	(12,423)	2,403	7,259	—	1,965	2,403	9,224	11,627	(5,111)	1994
Heron Cay	Vero Beach	FL	(31,900)	14,368	23,792	—	—	14,368	23,792	38,160	(759)	2011
Hidden Valley	Orlando	FL	(9,342)	11,398	12,861	—	—	11,398	12,861	24,259	(670)	2011
Highland Wood RV	Pompano Beach	FL	—	1,043	3,130	42	190	1,085	3,320	4,405	(1,039)	2002
Hillcrest	Clearwater	FL	(7,366)	1,278	3,928	—	1,132	1,278	5,060	6,338	(2,424)	1998
Holiday Ranch	Clearwater	FL	(4,628)	925	2,866	—	360	925	3,226	4,151	(1,515)	1998
Holiday Village	Vero Beach	FL	—	350	1,374	—	210	350	1,584	1,934	(754)	1998
Holiday Village	Ormond Beach	FL	(9,857)	2,610	7,837	—	313	2,610	8,150	10,760	(2,519)	2002
Indian Oaks	Rockledge	FL	—	1,089	3,376	—	950	1,089	4,326	5,415	(2,056)	1998
Island Vista	North Ft. Myers	FL	(14,759)	5,004	15,066	—	249	5,004	15,315	20,319	(2,929)	2006
Kings & Queens	Lakeland	FL	—	1,696	3,064	—	—	1,696	3,064	4,760	(163)	2011
Lake Fairways	N. Ft. Myers	FL	(28,576)	6,075	18,134	35	2,181	6,110	20,315	26,425	(11,395)	1994
Lake Haven	Dunedin	FL	(10,838)	1,135	4,047	—	3,032	1,135	7,079	8,214	(5,000)	1983
Lake Magic	Clermont	FL	—	1,595	4,793	—	263	1,595	5,056	6,651	(1,331)	2004

Schedule III

Equity LifeStyle Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/11
Real Estate	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Lake Village	Nokomis	FL	(11,256)	15,850	18,099	—	—	15,850	18,099	33,949	(453)	2011
Lake Worth Village	Lake Worth	FL	(13,847)	14,959	24,501	—	—	14,959	24,501	39,460	(743)	2011
Lakeland Harbor	Lakeland	FL	(17,467)	10,446	17,376	—	—	10,446	17,376	27,822	(684)	2011
Lakeland Junction	Lakeland	FL	—	3,018	4,752	—	—	3,018	4,752	7,770	(237)	2011
Lakes at Countrywood	Plant City	FL	(10,039)	2,377	7,085	—	1,648	2,377	8,733	11,110	(3,088)	2001
Lakeside Terrace	Fruitland Park	FL	—	3,275	7,165	—	—	3,275	7,165	10,440	(338)	2011
Lakewood Village	Melbourne	FL	(9,211)	1,862	5,627	—	1,516	1,862	7,143	9,005	(4,009)	1994
Lighthouse Pointe	Port Orange	FL	(13,499)	2,446	7,483	23	1,343	2,469	8,826	11,295	(4,134)	1998
Manatee	Bradenton	FL	—	2,300	6,903	—	440	2,300	7,343	9,643	(1,932)	2004
Maralago Cay	Lantana	FL	(19,847)	5,325	15,420	—	5,028	5,325	20,448	25,773	(9,197)	1997
Meadows at Countrywood	Plant City	FL	(13,048)	4,514	13,175	—	4,213	4,514	17,388	21,902	(7,797)	1998
Mid-Florida Lakes	Leesburg	FL	—	5,997	20,635	—	9,091	5,997	29,726	35,723	(15,322)	1994
Orange Lake	Clermont	FL	(5,367)	4,303	6,815	—	—	4,303	6,815	11,118	(373)	2011
Oak Bend	Ocala	FL	(5,415)	850	2,572	—	1,122	850	3,694	4,544	(2,200)	1993
Oaks at Countrywood	Plant City	FL	(13,166)	846	2,513	—	5,099	846	7,612	8,458	(2,405)	1998
Orlando	Clermont	FL	—	2,975	7,017	40	1,476	3,015	8,493	11,508	(1,922)	2004
Palm Beach Colony	West Palm Beach	FL	—	5,930	10,113	8	—	5,938	10,113	16,051	(433)	2011
Park City West	Fort Lauderdale	FL	(14,778)	4,184	12,561	—	673	4,184	13,234	17,418	(3,447)	2004
Parkwood Communities	Wildwood	FL	(9,681)	6,990	15,115	—	—	6,990	15,115	22,105	(743)	2011
Pasco	Lutz	FL	—	1,494	4,484	—	427	1,494	4,911	6,405	(1,266)	2004
Peace River	Wauchula	FL	—	900	2,100	—	292	900	2,392	3,292	(426)	2006
Pickwick	Port Orange	FL	—	2,803	8,870	—	1,146	2,803	10,016	12,819	(4,579)	1998
Pine Lakes	N. Ft. Myers	FL	(36,801)	6,306	14,579	21	7,056	6,327	21,635	27,962	(11,806)	1994
Pioneer Village	N. Ft. Myers	FL	(9,273)	4,116	12,353	—	1,480	4,116	13,833	17,949	(3,655)	2004
Ramblers Rest	Venice	FL	(14,896)	4,646	14,201	—	2,443	4,646	16,644	21,290	(3,084)	2006
Ridgewood Estates	Ellenton	FL	(11,040)	6,769	8,791	—	—	6,769	8,791	15,560	(261)	2011
Royal Coachman	Nokomis	FL	(11,898)	5,321	15,978	—	992	5,321	16,970	22,291	(4,504)	2004
Shady Lane Oaks	Clearwater	FL	(5,814)	4,984	8,482	—	—	4,984	8,482	13,466	(480)	2011

Schedule III

Equity LifeStyle Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/11
Real Estate	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Shady Lane Village	Clearwater	FL	—	3,102	5,480	—	—	3,102	5,480	8,582	(304)	2011
Shangri La	Largo	FL	(4,023)	1,722	5,200	—	118	1,722	5,318	7,040	(1,393)	2004
Sherwood Forest	Kissimmee	FL	(30,002)	4,852	14,596	—	5,595	4,852	20,191	25,043	(8,808)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	568	2,405	3,438	6,026	9,464	(2,682)	1998
Silk Oak	Clearwater	FL	—	1,649	5,028	—	109	1,649	5,137	6,786	(1,581)	2002
Silver Dollar	Odessa	FL	(8,181)	4,107	12,431	240	1,304	4,347	13,735	18,082	(3,621)	2004
Sixth Ave.	Zephryhills	FL	(2,023)	837	2,518	—	29	837	2,547	3,384	(692)	2004
Southern Palms	Eustis	FL	—	2,169	5,884	—	3,074	2,169	8,958	11,127	(3,905)	1998
Southernaire	Mt. Dora	FL	(1,872)	796	2,395	—	107	796	2,502	3,298	(656)	2004
Starlight Ranch	Orlando	FL	—	13,543	20,388	—	—	13,543	20,388	33,931	(1,221)	2011
Sunshine Holiday MH	Ormond Beach	FL	—	2,001	6,004	—	606	2,001	6,610	8,611	(1,740)	2004
Sunshine Holiday RV	Fort Lauderdale	FL	(7,608)	3,099	9,286	—	530	3,099	9,816	12,915	(2,468)	2004
Sunshine Key	Big Pine Key	FL	(14,763)	5,273	15,822	—	1,977	5,273	17,799	23,072	(4,667)	2004
Sunshine Travel	Vero Beach	FL	—	1,603	4,813	—	213	1,603	5,026	6,629	(1,316)	2004
Tarpon Glen	Tarpon Springs	FL	—	2,678	4,016	—	—	2,678	4,016	6,694	(256)	2011
Terra Ceia	Palmetto	FL	(2,262)	965	2,905	—	135	965	3,040	4,005	(801)	2004
The Heritage	N. Ft. Myers	FL	(12,078)	1,438	4,371	346	4,117	1,784	8,488	10,272	(4,532)	1993
The Meadows	Palm Beach Gardens	FL	(11,589)	3,229	9,870	—	4,194	3,229	14,064	17,293	(4,985)	1999
Three Flags RV Resort	Wildwood	FL	—	228	684	—	125	228	809	1,037	(161)	2006
Toby’s	Arcadia	FL	(3,876)	1,093	3,280	—	115	1,093	3,395	4,488	(946)	2003
Topics	Spring Hill	FL	(2,000)	844	2,568	—	346	844	2,914	3,758	(794)	2004
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	5,976	5,677	23,092	28,769	(7,143)	2004
Tropical Palms	Punta Gorda	FL	(7,139)	2,365	7,286	—	548	2,365	7,834	10,199	(1,483)	2006
Vacation Village	Largo	FL	—	1,315	3,946	—	266	1,315	4,212	5,527	(1,076)	2004
Vero Palm	Vero Beach	FL	(12,906)	6,697	9,025	—	—	6,697	9,025	15,722	(316)	2011
Villas at Spanish Oaks	Ocala	FL	(12,375)	2,250	6,922	—	1,354	2,250	8,276	10,526	(4,834)	1993
Village Green	Vero Beach	FL	(26,069)	15,901	25,175	—	—	15,901	25,175	41,076	(1,206)	2011
Whispering Pines—Largo	Largo	FL	(13,167)	8,218	14,054	—	—	8,218	14,054	22,272	(385)	2011

Schedule III

Equity LifeStyle Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/11
Real Estate	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Windmill Manor	Bradenton	FL	—	2,153	6,125	—	1,517	2,153	7,642	9,795	(3,403)	1998
Windmill Village	N. Ft. Myers	FL	(16,168)	1,417	5,440	—	2,046	1,417	7,486	8,903	(6,265)	1983
Winds of St. Armands North	Sarasota	FL	(19,041)	1,523	5,063	—	2,997	1,523	8,060	9,583	(6,061)	1983
Winds of St. Armands South	Sarasota	FL	(12,252)	1,106	3,162	—	1,154	1,106	4,316	5,422	(3,528)	1983
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	197	2,321	7,159	9,480	(1,107)	2007
Pine Island Resort	St. James City	FL	—	1,678	5,044	—	306	1,678	5,350	7,028	(773)	2007
Coach Royale	Boise	ID	—	465	1,685	—	—	465	1,685	2,150	(105)	2011
Maple Grove	Boise	ID	—	1,358	5,151	—	—	1,358	5,151	6,509	(307)	2011
Shenandoah Estates	Boise	ID	(6,007)	1,287	7,603	—	—	1,287	7,603	8,890	(55)	2011
West Meadow Estates	Boise	ID	(6,340)	1,371	6,770		—	1,371	6,770	8,141	(167)	2011
Golf Vistas Estates	Monee	IL	(11,996)	2,843	4,719	—	6,677	2,843	11,396	14,239	(4,860)	1997
O’Connell’s	Amboy	IL	(4,421)	1,648	4,974	—	646	1,648	5,620	7,268	(1,588)	2004
Pine Country	Belvidere	IL	—	53	166	—	130	53	296	349	(52)	2006
Willow Lake Estates	Elgin	IL	—	6,138	21,033	—	5,930	6,138	26,963	33,101	(14,287)	1994
Indian Lakes	Batesville	IN	—	450	1,061	6	636	456	1,697	2,153	(345)	2004
Hoosier Estates	Lebanon	IN	(7,202)	2,293	7,197	—	—	2,293	7,197	9,490	(57)	2011
Horseshoe Lake	Clinton	IN	—	155	365	2	361	157	726	883	(129)	2004
Lakeside	New Carlisle	IN	—	426	1,281	—	71	426	1,352	1,778	(368)	2004
North Glen Village	Westfield	IN	(7,432)	2,308	6,333	—	—	2,308	6,333	8,641	(61)	2011
Oak Tree Village	Portage	IN	(9,276)	569	—	—	3,889	569	3,889	4,458	(2,703)	1987
Twin Mills RV	Howe	IN	—	1,399	4,186	—	193	1,399	4,379	5,778	(755)	2006
Diamond Caverns Resort & Golf Club	Park City	KY	—	530	1,512	—	(10)	530	1,502	2,032	(307)	2006
Gateway to Cape Cod	Rochester	MA	—	91	288	—	148	91	436	527	(78)	2006
Hillcrest	Rockland	MA	(1,895)	2,034	3,182	—	—	2,034	3,182	5,216	(146)	2011
Old Chatham RV	South Dennis	MA	—	1,760	5,293	—	72	1,760	5,365	7,125	(1,140)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	264	110	611	721	(97)	2006
The Glen	Norwell	MA	—	940	1,680	—	—	940	1,680	2,620	(78)	2011
Fernwood	Capitol Heights	MD	(9,634)	6,556	11,674	—	—	6,556	11,674	18,230	(313)	2011

Schedule III

Equity LifeStyle Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/11
Real Estate	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Williams Estates and Peppermint Woods	Middle River	MD	(43,486)	22,774	42,575	—	—	22,774	42,575	65,349	(1,702)	2011
Moody Beach	Moody	ME	—	93	292	—	126	93	418	511	(75)	2006
Pinehirst RV Park	Old Orchard Beach	ME	(5,327)	1,942	5,827	—	544	1,942	6,371	8,313	(1,324)	2005
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	51	1,037	3,178	4,215	(438)	2007
Narrows Too	Trenton	ME	—	1,463	4,408	—	33	1,463	4,441	5,904	(608)	2007
Patton Pond	Ellsworth	ME	—	267	802	—	76	267	878	1,145	(125)	2007
Avon on the Lake	Rochester Hills	MI	—	4,435	9,748	—	—	4,435	9,748	14,183	(889)	2011
Bear Cave Resort	Buchanan	MI	—	176	516	—	27	176	543	719	(143)	2006
Fairchild Lake	Chesterfield	MI	—	1,430	7,226	—	—	1,430	7,226	8,656	(487)	2011
Cranberry Lake	White Lake	MI	—	1,654	8,174	—	—	1,654	8,174	9,828	(536)	2011
Ferrand Estates	Wyoming	MI	(8,432)	2,172	6,574	—	—	2,172	6,574	8,746	(362)	2011
Grand Blanc Crossing	Grand Blanc	MI	—	1,899	2,787	—	—	1,899	2,787	4,686	(342)	2011
Holly Hills	Holly	MI	—	723	1,703	—	—	723	1,703	2,426	(200)	2011
Lake in the Hills	Auburn Hills	MI	(4,224)	1,792	5,599	—	—	1,792	5,599	7,391	(379)	2011
Westbridge Manor	Macomb	MI	—	8,472	13,927	—	—	8,472	13,927	22,399	(1,325)	2011
Oakland Glens	Novi	MI	—	3,653	6,881	—	—	3,653	6,881	10,534	(681)	2011
Old Orchard	Davison	MI	—	812	2,814	—	—	812	2,814	3,626	(231)	2011
Royal Estates	Kalamazoo	MI	—	921	3,244	—	—	921	3,244	4,165	(229)	2011
St Clair	St Clair	MI	—	453	1,068	6	243	459	1,311	1,770	(315)	2004
Swan Creek	Ypsilanti	MI	(5,516)	1,844	7,180	—	—	1,844	7,180	9,024	(481)	2011
Westbrook	Macomb	MI	—	2,441	15,057	—	—	2,441	15,057	17,498	(827)	2011
Cedar Knolls	Apple Valley	MN	(17,034)	10,021	14,357	—	—	10,021	14,357	24,378	(757)	2011
Cimarron Park	Lake Elmo	MN	(22,768)	11,097	23,132	—	—	11,097	23,132	34,229	(940)	2011
Rockford Riverview Estates	Rockford	MN	(8,886)	2,959	8,882	—	—	2,959	8,882	11,841	(430)	2011
Rosemount Woods	Rosemount	MN	—	4,314	8,932	—	—	4,314	8,932	13,246	(426)	2011
Forest Lake	Advance	NC	—	986	2,325	13	481	999	2,806	3,805	(651)	2004
Goose Creek	Newport	NC	(11,177)	4,612	13,848	750	1,448	5,362	15,296	20,658	(3,973)	2004

Schedule III

Equity LifeStyle Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/11
Real Estate	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Green Mountain Park	Lenoir	NC	—	1,037	3,075	—	182	1,037	3,257	4,294	(605)	2006
Lake Gaston	Littleton	NC	—	130	409	—	121	130	530	660	(97)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	123	1,504	4,710	6,214	(852)	2006
Scenic	Asheville	NC	(3,596)	1,183	3,511	—	55	1,183	3,566	4,749	(681)	2006
Twin Lakes	Chocowinity	NC	(3,378)	1,709	3,361	—	423	1,709	3,784	5,493	(966)	2004
Waterway RV	Cedar Point	NC	(5,571)	2,392	7,185	—	139	2,392	7,324	9,716	(1,934)	2004
Buena Vista	Fargo	ND	—	4,563	14,949	—	—	4,563	14,949	19,512	(566)	2011
Meadow Park	Fargo	ND	(2,363)	943	2,907	—	—	943	2,907	3,850	(80)	2011
Sandy Beach RV	Contoocook	NH	(4,859)	1,755	5,265	—	91	1,755	5,356	7,111	(1,157)	2005
Tuxbury Resort	South Hampton	NH	—	3,557	3,910	—	311	3,557	4,221	7,778	(585)	2007
Chestnut Lake	Port Republic	NJ	—	337	796	5	180	342	976	1,318	(216)	2004
Lake & Shore	Ocean View	NJ	—	378	1,192	—	672	378	1,864	2,242	(328)	2006
Pine Ridge at Crestwood	Whiting	NJ	(39,687)	17,367	33,127	—	—	17,367	33,127	50,494	(1,162)	2011
Sea Pines	Swainton	NJ	—	198	625	—	202	198	827	1,025	(145)	2006
Bonanza	Las Vegas	NV	(8,663)	908	2,643	—	1,683	908	4,326	5,234	(3,254)	1983
Boulder Cascade	Las Vegas	NV	(8,165)	2,995	9,020	—	2,536	2,995	11,556	14,551	(5,043)	1998
Cabana	Las Vegas	NV	(9,063)	2,648	7,989	—	678	2,648	8,667	11,315	(4,956)	1994
Flamingo West	Las Vegas	NV	(13,840)	1,730	5,266	—	1,563	1,730	6,829	8,559	(3,778)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	305	1,063	2,778	3,841	(632)	2004
Villa Borega	Las Vegas	NV	(9,752)	2,896	8,774	—	1,057	2,896	9,831	12,727	(4,641)	1997
Alpine Lake	Corinth	NY	(13,318)	4,783	14,125	153	585	4,936	14,710	19,646	(3,140)	2005
Brennan Beach	Pulaski	NY	(19,686)	7,325	21,141	—	5,125	7,325	26,266	33,591	(4,992)	2005
Greenwood Village	Manorville	NY	(24,746)	3,667	9,414	484	4,756	4,151	14,170	18,321	(5,919)	1998
Lake George Escape	Lake George	NY	—	3,562	10,708	—	538	3,562	11,246	14,808	(2,537)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	18	540	1,644	2,184	(215)	2008
Mountain View—NV	Henderson	NV	(22,325)	16,665	25,915	—	—	16,665	25,915	42,580	(944)	2011
Rondout Valley Resort	Accord	NY	—	1,115	3,240	—	181	1,115	3,421	4,536	(632)	2006
The Woodlands	Lockport	NY	(24,088)	12,183	39,687	—	—	12,183	39,687	51,870	(1,004)	2011

Schedule III

Equity LifeStyle Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/11
Real Estate	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Kenisee Lake	Jefferson	OH	—	295	696	4	118	299	814	1,113	(183)	2004
Wilmington	Wilmington	OH	—	235	555	3	93	238	648	886	(148)	2004
Bend	Bend	OR	—	733	1,729	10	399	743	2,128	2,871	(468)	2004
Falcon Wood Village	Eugene	OR	(4,878)	1,112	3,426	—	514	1,112	3,940	5,052	(1,846)	1997
Mt. Hood	Welches	OR	—	1,817	5,733	—	176	1,817	5,909	7,726	(1,996)	2002
Pacific City	Cloverdale	OR	—	1,076	2,539	15	1,181	1,091	3,720	4,811	(772)	2004
Quail Hollow	Fairview	OR	—	—	3,249	—	450	—	3,699	3,699	(1,758)	1997
Seaside	Seaside	OR	—	891	2,101	12	504	903	2,605	3,508	(582)	2004
Shadowbrook	Clackamas	OR	(5,929)	1,197	3,693	—	425	1,197	4,118	5,315	(1,997)	1997
South Jetty	Florence	OR	—	678	1,598	9	289	687	1,887	2,574	(400)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	480	764	2,257	3,021	(494)	2004
Appalachian	Shartlesville	PA	—	1,666	5,044	—	402	1,666	5,446	7,112	(910)	2006
Circle M	Lancaster	PA	—	330	1,041	—	255	330	1,296	1,626	(224)	2006
Dutch County	Manheim	PA	—	88	278	—	76	88	354	442	(64)	2006
Gettysburg Farm	Dover	PA	—	111	350	—	71	111	421	532	(72)	2006
Green Acres	Breinigsville	PA	(28,835)	2,680	7,479	—	4,092	2,680	11,571	14,251	(7,789)	1988
Greenbriar Village	Bath	PA	(14,784)	8,359	16,941	—	—	8,359	16,941	25,300	(395)	2011
Hershey	Lebanon	PA	—	1,284	3,028	17	728	1,301	3,756	5,057	(848)	2004
Lil Wolf	Orefield	PA	(8,784)	5,627	13,593	—	—	5,627	13,593	19,220	(110)	2011
Mountain View—PA	Walnutport	PA	(7,283)	3,207	7,182	—	—	3,207	7,182	10,389	(280)	2011
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	57	1,263	3,843	5,106	(380)	2009
Scotrun	Scotrun	PA	—	153	483	—	157	153	640	793	(104)	2006
Spring Gulch	New Holland	PA	(4,231)	1,593	4,795	—	200	1,593	4,995	6,588	(1,346)	2004
Sun Valley	Bowmansville	PA	—	866	2,601	—	117	866	2,718	3,584	(264)	2009
Timothy Lake North	East Stroudsburg	PA	—	296	933	—	225	296	1,158	1,454	(249)	2006
Timothy Lake South	East Stroudsburg	PA	—	206	649	—	23	206	672	878	(117)	2006
Carolina Landing	Fair Play	SC	—	457	1,078	6	184	463	1,262	1,725	(284)	2004
Inlet Oaks	Murrells Inlet	SC	(4,641)	1,546	4,642	—	154	1,546	4,796	6,342	(907)	2006

Schedule III

Equity LifeStyle Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/11
Real Estate	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
The Oaks at Point South	Yemassee	SC	—	267	810	—	37	267	847	1,114	(170)	2006
Natchez Trace	Hohenwald	TN	—	533	1,257	7	195	540	1,452	1,992	(332)	2004
Cherokee Landing	Middleton	TN	—	118	279	2	25	120	304	424	(72)	2004
Bay Landing	Bridgeport	TX	—	438	1,033	6	236	444	1,269	1,713	(264)	2004
Colorado River	Columbus	TX	—	466	1,099	6	85	472	1,184	1,656	(285)	2004
Country Sunshine	Weslaco	TX	—	627	1,881	—	797	627	2,678	3,305	(731)	2004
Fun n Sun RV	San Benito	TX	(6,589)	2,533	5,560	412	5,601	2,945	11,161	14,106	(5,121)	1998
Lake Conroe	Willis	TX	—	1,363	3,214	18	1,487	1,381	4,701	6,082	(1,000)	2004
Lake Tawakoni	Point	TX	—	691	1,629	9	215	700	1,844	2,544	(421)	2004
Lake Texoma	Gordonville	TX	—	488	1,151	6	562	494	1,713	2,207	(374)	2004
Lake Whitney	Whitney	TX	—	679	1,602	10	560	689	2,162	2,851	(442)	2004
Lakewood	Harlingen	TX	—	325	979	—	120	325	1,099	1,424	(322)	2004
Medina Lake	Lakehills	TX	—	936	2,208	13	837	949	3,045	3,994	(673)	2004
Paradise Park RV	Harlingen	TX	—	1,568	4,705	—	597	1,568	5,302	6,870	(1,348)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	246	448	1,591	2,039	(408)	2004
Southern Comfort	Weslaco	TX	—	1,108	3,323	—	263	1,108	3,586	4,694	(956)	2004
Sunshine RV	Harlingen	TX	—	1,494	4,484	—	896	1,494	5,380	6,874	(1,364)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	406	1,221	4,215	5,436	(1,372)	2002
All Seasons	Salt Lake City	UT	(3,275)	510	1,623	—	466	510	2,089	2,599	(976)	1997
St. George	Hurricane	UT	—	64	264	2	127	66	391	457	(21)	2010
Westwood Village	Farr West	UT	(10,508)	1,346	4,179	—	1,805	1,346	5,984	7,330	(2,813)	1997
Chesapeake Bay	Cloucester	VA	—	1,230	2,900	16	868	1,246	3,768	5,014	(822)	2004
Harbor View	Colonial Beach	VA	—	64	202	—	306	64	508	572	(85)	2006
Lynchburg	Gladys	VA	—	266	627	3	164	269	791	1,060	(173)	2004
Meadows of Chantilly	Chantilly	VA	(32,802)	5,430	16,440	—	6,552	5,430	22,992	28,422	(12,099)	1994
Regency Lakes	Winchester	VA	(9,887)	9,757	19,055	—	—	9,757	19,055	28,812	(915)	2011
Virginia Landing	Quinby	VA	—	602	1,419	8	128	610	1,547	2,157	(373)	2004
Williamsburg	Williamsburg	VA	—	111	350	—	47	111	397	508	(73)	2006

Schedule III

Equity LifeStyle Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/11
Real Estate	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Birch Bay	Blaine	WA	—	502	1,185	7	75	509	1,260	1,769	(297)	2004
Cascade	Snoqualmie	WA	—	822	1,939	10	253	833	2,192	3,025	(500)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	460	598	1,852	2,450	(408)	2004
Crescent Bar	Quincy	WA	—	314	741	4	148	318	889	1,207	(196)	2004
Grandy Creek	Concrete	WA	—	475	1,425	—	101	475	1,526	2,001	(202)	2008
Kloshe Illahee	Federal Way	WA	(16,937)	2,408	7,286	—	582	2,408	7,868	10,276	(3,740)	1997
La Conner	La Conner	WA	—	600	1,416	8	685	608	2,101	2,709	(461)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	9	394	796	2,247	3,043	(501)	2004
Little Diamond	Newport	WA	—	353	834	5	585	358	1,419	1,777	(234)	2004
Long Beach	Seaview	WA	—	321	758	5	142	326	900	1,226	(199)	2004
Mount Vernon	Bow	WA	—	621	1,464	7	558	629	2,022	2,651	(438)	2004
Oceana	Oceana City	WA	—	283	668	4	81	287	749	1,036	(165)	2004
Paradise	Silver Creek	WA	—	466	1,099	6	159	472	1,258	1,730	(292)	2004
Tall Chief	Fall City	WA	—	314	946	1	185	315	1,131	1,446	(64)	2010
Thunderbird	Monroe	WA	—	500	1,178	5	159	506	1,337	1,843	(304)	2004
Arrowhead	Wisconsin Dells	WI	—	522	1,616	—	252	522	1,868	2,390	(330)	2006
Fremont	Fremont	WI	(3,869)	1,437	4,296	—	372	1,437	4,668	6,105	(1,137)	2004
Plymouth Rock	Elkhart Lake	WI	(6,667)	2,293	6,879	—	85	2,293	6,964	9,257	(684)	2009
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	210	714	2,362	3,076	(440)	2006
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	145	556	1,774	2,330	(436)	2004

Subtotal of Properties Held for Long Term			(2,083,819)	1,013,069	2,506,211	5,452	380,304	1,018,521	2,886,515	3,905,036	(785,593)
Realty Systems, Inc.			(864)	—	—	—	157,302	—	157,302	157,302	(14,768)	2002
Management Business and other			—	—	436	—	16,599	—	17,035	17,035	(13,565)	1990

			$(2,084,683)	$1,013,069	$2,506,647	$5,452	$554,205	$1,018,521	$3,060,852	$4,079,373	$(813,926)

NOTES:

(1)

For depreciable property, the Company uses a 30-year estimated life for buildings acquired and structural and land improvements, a ten-to-fifteen year estimated life for building upgrades, a five-year estimated life for furniture and fixtures and a one-year life for acquired in-place leases. New rental units are generally depreciated using a 20-year estimated life from the model year down to a salvage value of 40% of the original costs. Used rental units are generally depreciated based on the estimate life of the unit with no estimated salvage value.

(2)	The schedule excludes Properties in which the Company has a non-controlling joint venture interest and accounts for using the equity method of accounting.

Schedule III

Equity LifeStyle Properties, Inc.

Real Estate and Accumulated Depreciation

December 31, 2011

(amounts in thousands)

(3)	The aggregate cost of land and depreciable property for federal income tax purposes was approximately $3.9 billion, unaudited, as of December 31, 2011.
(4)	All Properties were acquired, except for Country Place Village, which was constructed.

The changes in total real estate for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
Balance, beginning of year	$2,584,987	$2,538,215	$2,491,021
Acquisitions	1,431,339	2,796	18,879
Improvements	62,032	48,629	30,114
Dispositions and other	1,015	(4,653)	(8,526)
Inventory reclassification	—	—	6,727

Balance, end of year	$4,079,373	$2,584,987	$2,538,215

The changes in accumulated depreciation for the years ended December 31, 2011, 2010, and 2009 were as follows:

	2011	2010	2009
Balance, beginning of year	$700,665	$629,768	$561,104
Depreciation expense (a)	85,234	72,128	72,419
Amortization of in-place leases	28,479	—	—
Dispositions and other	(452)	(1,231)	(3,755)

Balance, end of year	$813,926	$700,665	$629,768

(a)

Includes approximately $4.3 million, $2.8 million and $2.4 million of depreciation from rental operations included in Ancillary services revenues, net for the years ended December 31, 2011, 2010 and 2009, respectively.