Form 10-Q
period 2012-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2012-05-04
CIK 895417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

41,310,093 shares of Common Stock as of May 2, 2012.

Equity LifeStyle Properties, Inc.

Part I - Financial Information

Equity LifeStyle Properties, Inc.

Consolidated Balance Sheets

As of March 31, 2012 and December 31, 2011

(amounts in thousands, except share and per share data)

	March 31, 2012 (unaudited)	December 31, 2011
Assets
Investment in real estate:
Land	$1,018,521	$1,018,521
Land improvements	2,594,401	2,591,225
Buildings and other depreciable property	480,186	469,627

	4,093,108	4,079,373
Accumulated depreciation	(858,497)	(813,926)

Net investment in real estate	3,234,611	3,265,447
Cash and cash equivalents	102,972	70,460
Notes receivable, net	59,678	64,239
Investment in joint ventures	8,779	8,557
Rent and other customer receivables, net	967	1,155
Deferred financing costs, net	21,909	23,039
Inventory	2,809	2,948
Deferred commission expense	19,929	19,687
Escrow deposits and other assets	40,915	40,569

Total Assets	$3,492,569	$3,496,101

Liabilities and Equity
Liabilities:
Mortgage notes payable	$2,075,441	$2,084,683
Term loan	200,000	200,000
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	63,435	62,062
Deferred revenue – upfront payments from right-to-use contracts	56,892	56,285
Deferred revenue – right-to-use annual payments	17,300	11,877
Accrued interest payable	10,748	10,737
Rents and other customer payments received in advance and security deposits	54,558	54,234
Distributions payable	19,799	16,943

Total Liabilities	2,498,173	2,496,821

Commitments and contingencies
8.034% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 8,000,000 shares authorized, issued and outstanding as of March 31, 2012 and December 31, 2011, at liquidation value	200,000	200,000

Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value 2,000,000 shares authorized; none issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.01 par value 100,000,000 shares authorized; 41,297,872 and 41,078,200 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	413	412
Paid-in capital	1,002,810	998,483
Distributions in excess of accumulated earnings	(275,656)	(270,021)
Accumulated other comprehensive loss	(2,925)	(2,547)

Total Stockholders’ Equity	724,642	726,327
Non-controlling interests – Common OP Units	69,754	72,953

Total Equity	794,396	799,280

Total Liabilities and Equity	$3,492,569	$3,496,101

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Income and Comprehensive Income

For the Three Months Ended March 31, 2012 and 2011

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Community base rental income	$102,954	$66,183
Rental home income	3,043	1,430
Resort base rental income	37,579	36,468
Right-to-use annual payments	11,751	12,012
Right-to-use contracts current period, gross	2,244	3,853
Right-to-use contracts, deferred, net of prior period amortization	(607)	(2,496)
Utility and other income	16,403	13,062
Gross revenues from home sales	2,060	1,357
Brokered resale revenues, net	329	253
Ancillary services revenues, net	1,417	1,283
Interest income	2,630	1,039
Income from other investments, net	1,488	699

Total revenues	181,291	135,143

Expenses:
Property operating and maintenance	54,442	44,311
Rental home operating and maintenance	1,605	829
Real estate taxes	12,522	8,057
Sales and marketing, gross	1,643	2,256
Sales and marketing, deferred commissions, net	(242)	(1,000)
Property management	9,751	8,463
Depreciation on real estate and other costs	26,099	18,173
Amortization of in-place leases	18,365	—
Cost of home sales	2,216	1,419
Home selling expenses	333	477
General and administrative	6,232	5,647
Rent control initiatives	292	112
Depreciation on corporate assets	187	162
Interest and related amortization	30,956	21,389

Total expenses	164,401	110,295

Income before equity in income of unconsolidated joint ventures	16,890	24,848

Equity in income of unconsolidated joint ventures	763	784

Consolidated net income	17,653	25,632

Income allocated to non-controlling interests – Common OP Units	(1,191)	(2,621)
Income allocated to non-controlling interests – Perpetual Preferred OP Units	—	(2,801)
Series A Redeemable Perpetual Preferred Stock Dividends	(4,031)	(1,250)

Net income available for Common Shares	$12,431	$18,960

Consolidated net income	$17,653	$25,632
Other comprehensive loss:
Adjustment for fair market value of swap	(378)	—

Consolidated comprehensive income	17,275	25,632
Comprehensive income allocated to non-controlling interests – Common OP Units	(1,158)	(2,621)
Comprehensive income allocated to non-controlling interests – Perpetual Preferred OP Units	—	(2,801)
Series A Redeemable Perpetual Preferred Stock Dividends	(4,031)	(1,250)

Comprehensive income attributable to Common Shareholders	$12,086	$18,960

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Income and Comprehensive Income (Continued)

For the Three Months Ended March 31, 2012 and 2011

(amounts in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Earnings per Common Share – Basic:
Net income available for Common Shares	$0.30	$0.61

Earnings per Common Share – Fully Diluted:
Net income available for Common Shares	$0.30	$0.61

Distributions declared per Common Share outstanding	$0.4375	$0.375

Weighted average Common Shares outstanding – basic	41,088	30,996

Weighted average Common Shares outstanding – fully diluted	45,369	35,609

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2012

(amounts in thousands)

(unaudited)

	Common Stock	Paid-in Capital	Distributions in Excess of Accumulated Earnings	Non-controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2011	$412	$998,483	$(270,021)	$72,953	$(2,547)	$799,280
Conversion of OP Units to common stock	1	2,657	—	(2,658)	—	—
Issuance of common stock through employee stock purchase plan	—	251	—	—	—	251
Compensation expenses related to stock options and restricted stock	—	1,419	—	—	—	1,419
Adjustment for fair market value of swap	—	—	—	—	(378)	(378)
Net income	—	—	12,431	1,191	—	13,622
Distributions	—	—	(18,066)	(1,732)	—	(19,798)

Balance, March 31, 2012	$413	$1,002,810	$(275,656)	$69,754	$(2,925)	$794,396

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(amounts in thousands)

(unaudited)

	March 31, 2012	March 31, 2011
Cash Flows From Operating Activities:
Consolidated net income	$17,653	$25,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	26,560	18,653
Amortization of in-place leases	18,365	—
Amortization of loan costs	1,393	1,077
Debt premium amortization	(1,719)	8
Equity in income of unconsolidated joint ventures	(1,058)	(1,090)
Distributions from unconsolidated joint ventures	474	647
Amortization of stock-related compensation	1,419	1,244
Revenue recognized from right-to-use contract upfront payments	(1,637)	(1,357)
Commission expense recognized related to right-to-use contracts	552	436
Accrued long term incentive plan compensation	272	272
Provision for uncollectible rents receivable	61	376
Changes in assets and liabilities:
Notes receivable activity, net	109	47
Rent and other customer receivables, net	127	(384)
Inventory	139	648
Deferred commission expense	(794)	(1,436)
Escrow deposits and other assets	(367)	41
Accrued payroll and other operating expenses, net	2,965	2,665
Deferred revenue – upfront payments from right-to-use contracts	2,244	3,853
Deferred revenue – right-to-use annual payments	5,423	6,042
Rents received in advance and security deposits	324	544

Net cash provided by operating activities	72,505	57,918

Cash Flows From Investing Activities:
Proceeds from short-term investments	—	2,997
Net repayments of notes receivable	2,564	866
Capital improvements	(14,137)	(10,939)

Net cash used in investing activities	(11,573)	(7,076)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	251	227
Distributions to Common Stockholders, Common OP Unitholders, Perpetual Preferred OP Unitholders and Preferred Stockholders	(20,973)	(14,683)
Stock repurchase and Unit redemption	—	(157)
Principal payments and mortgage debt payoff	(7,523)	(5,751)
Debt issuance costs	(175)	—

Net cash used in financing activities	(28,420)	(20,364)

Net increase in cash and cash equivalents	32,512	30,478
Cash and cash equivalents, beginning of period	70,460	12,659

Cash and cash equivalents, end of period	$102,972	$43,137

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Cash Flows (continued)

For the Three Months Ended March 31, 2012 and 2011

(amounts in thousands)

(unaudited)

	March 31, 2012	March 31, 2011
Supplemental Information:
Cash paid during the period for interest	$29,663	$20,811
Non-cash activities (increase/(decrease)):
Capital improvements	$1,887	$183
Net repayments of notes receivable	$(1,887)	$(183)

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Definition of Terms

Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”), are referred to herein as the “Company” and “ELS.” Capitalized terms used but not defined herein are as defined in the Company’s Annual Report on Form 10-K (“2011 Form 10-K”) for the year ended December 31, 2011.

Presentation

These unaudited Consolidated Financial Statements have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations and should be read in conjunction with the financial statements and notes thereto included in the 2011 Form 10-K. The following Notes to Consolidated Financial Statements highlight significant changes to the Notes included in the 2011 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full year results.

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

The Company consolidates its majority-owned subsidiaries in which it has the ability to control the operations of the subsidiaries and all variable interest entities with respect to which the Company is the primary beneficiary. The Company also consolidates entities in which it has a controlling direct or indirect voting interest. All inter-company transactions have been eliminated in consolidation. For business combinations the purchase price of Properties is accounted for in accordance with the Codification Topic “Business Combinations” (“FASB ASC 805”).

The Company has applied the Codification Sub-Topic “Variable Interest Entities” (“FASB ASC 810-10-15”). The objective of FASB ASC 810-10-15 is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. The Company has also applied the Codification Sub-Topic “Control of Partnerships and Similar Entities” (“FASB ASC 810-20”), which determines whether a general partner or the general partners as a group controls a limited partnership or similar entity and therefore should consolidate the entity. The Codification Sub-Topic ASC 810-10-15 adopted amendments to the variable interest consolidation model described above. The requirement to consolidate a VIE as revised in this amendment is based on the qualitative analysis considerations for primary beneficiary determination which requires a company consolidate an entity determined to be a VIE if it has both of the following characteristics: (1) the power to direct the principal activities of the entity and (2) the obligation to absorb the expected losses or the right to receive the residual returns that could be significant to the entity. The Company applies FASB ASC 810-10-15 and FASB ASC 810-20 to all types of entity ownership (general and limited partnerships and corporate interests).

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. All property, site counts and acreage amounts are unaudited.

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

The values of above-and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the applicable lease. The value associated with in-place leases is amortized over the expected term, which includes an estimated probability of lease renewal.

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

As of March 31, 2012 and December 31, 2011, the carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits and other assets” on the Company’s consolidated balance sheets, were approximately $12.1 million. As of March 31, 2012 and December 31, 2011, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $1.3 million and $1.2 million as of March 31, 2012 and December 31, 2011, respectively. Amortization expense for the identified intangible assets was approximately $0.1 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2012	$349
2013	$349
2014	$349
2015	$349
2016	$251

(f)	Cash and Cash Equivalents

The Company considers all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of March 31, 2012 and December 31, 2011 include approximately $4.2 million of restricted cash. Cash is generally restricted for risk and insurance purposes.

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

During the year ended December 31, 2011, the Company purchased Chattel Loans that were recorded at fair value at the time of acquisition under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”). (See Note 19 in the Notes to Consolidated Financial Statements contained in the 2011 Form 10-K for a detailed description of our recent Acquisition (as defined herein).) The fair value of these Chattel Loans includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these Chattel Loans as of the transaction date. The fair value is estimated based on a number of factors including customer delinquency status, FICO scores, the original down payment amount and below-market stated interest rates. Through March 31, 2012, the short-term historical performance of these loans has indicated a default rate of 21% and a recovery rate of 35%, which is slightly higher than originally estimated. Management is currently reviewing these assumptions and may adjust its estimates as needed as more information becomes available. A probable decrease in management’s expectation of future cash collections related to these Chattel Loans could result in the need to record an allowance for credit losses in the future. Due to the size of the Chattel Loan pool and maturity dates ranging up to 29 years, future credit losses or changes to interest income could be significant.

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

On August 14, 2008, the Company purchased Contracts Receivable that were recorded at fair value at the time of acquisition under the FASB ASC 310-30. The fair value of these Contracts Receivable included an estimate of losses that were expected to be incurred over the estimated life of the Contracts Receivable, and therefore no allowance for losses was recorded for these Contracts Receivable as of the transaction date. Through March 31, 2012, the credit performance of these Contracts Receivable has been better than the assumptions used in determining its initial fair value, and the Company regularly updates its expectations regarding the amounts and timing of future cash flows.

Financial instruments that potentially could subject the Company to significant concentrations of credit risk consist principally of notes receivable. Concentrations of credit risk with respect to notes receivable are limited due to the size of the receivable and geographic diversity of the underlying Properties.

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

Approximately 70 Florida Properties suffered damage from five hurricanes that struck the state during 2004 and 2005. The Company estimates its total claim to be approximately $21.0 million and has made claims for full recovery of these amounts, subject to deductibles. The Company has received proceeds from insurance carriers of approximately $14.7 million through March 31, 2012. The proceeds were accounted for in accordance with the Codification Topic “Contingencies” (“FASB ASC 450”).

On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. (See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion of this lawsuit.)

(j)	Derivative Instruments and Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded on the Consolidated Balance Sheets in accumulated other comprehensive loss and is subsequently reclassified into earnings on the Consolidated Statements of Income and Comprehensive Income in the period that the hedged forecasted transaction affects earnings. Any ineffective portion of the change in fair value of the derivative will be recognized directly in earnings. (See Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)

The Company has made the election to use the exception in Codification Topic “Fair Value Measurements and Disclosures” (“FASB ASC 820”) with respect to measuring counterparty credit risk for derivative instruments, consistent with the guidance in FASB ASC 820. The Company recognizes that key market participants take into account the existence of each arrangement that mitigate credit risk exposure in the event of default (i.e., master netting arrangements with counterparty). As such, the Company formally elects to apply the portfolio exception in FASB ASC 820 with respect to measuring counterparty credit risk for all of its derivative transactions subject to master netting arrangements. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

(k)	Fair Value of Financial Instruments

The Company’s financial instruments include notes receivable, accounts receivable, accounts payable, other accrued expenses, interest rate swaps and mortgage notes payable.

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

The Company’s mortgage notes payable, a fair value of approximately $2.2 billion, were measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). At March 31, 2012, the Company’s cash flow hedge of interest rate risk included in accrued payroll and other operating expenses, was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivative. Any adjustments resulting from credit risk are recorded as a change in fair value of derivative and amortization in the current period Consolidated Statements of Income and Comprehensive Income. The fair values of the Company’s remaining financial instruments approximate their carrying or contract values.

(l)	Deferred Financing Costs, net

Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with, Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $16.4 million and $15.1 million at March 31, 2012 and December 31, 2011, respectively.

(m)	Revenue Recognition

The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. The Company will reserve for receivables when it believes the ultimate collection is less than probable. The Company’s allowance for uncollectible rents receivable was approximately $4.5 million and $4.4 million as of March 31, 2012 and December 31, 2011, respectively.

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

Right-to-use annual payments by customers under the terms of the right-to-use contracts are deferred and recognized ratably over the one-year period in which access to sites at certain Properties are provided.

Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.

(n)	Preferred Stock

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

(o)	Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 amends current guidance found in FASB ASC 220, “Comprehensive Income.” ASU No. 2011-05 requires entities to present comprehensive income in either: (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. ASU No. 2011-05 is effective for the Company beginning with the first quarter of 2012. The Company has updated the presentation of its consolidated financial statements consistent with the provisions of this guidance.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU 2011-08 are effective for reporting periods beginning after December 15, 2011. The adoption of this update, when the Company performs its annual impairment test, is not expected to have an impact on the Company’s consolidated financial statements.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

(p)	Reclassifications

Certain 2011 amounts have been reclassified to conform to the 2012 presentation. These reclassifications had no material effect on the Consolidated Statements of Income and Comprehensive Income for the Company.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Numerators:
Net Income Available for Common Shares – Fully Diluted:
Net income available for Common Shares – basic	$12,431	$18,960
Amounts allocated to dilutive securities	1,191	2,621

Net income available for Common Shares – fully diluted	$13,622	$21,581

Denominator:
Weighted average Common Shares outstanding – basic	41,088	30,996
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	3,980	4,334
Employee stock options and restricted shares	301	279

Weighted average Common Shares outstanding – fully diluted	45,369	35,609

Earnings per Common Share - Basic:
Net income available for Common Shares	$0.30	$0.61

Earnings per Common Share – Fully Diluted:
Net income available for Common Shares	$0.30	$0.61

Note 3 – Common Stock and Other Equity Related Transactions

On March 30, 2012, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock to Series A preferred stockholders of record on March 19, 2012.

On April 13, 2012, the Company paid a $0.4375 per share distribution for the three months ended March 31, 2012 to common stockholders of record on March 30, 2012.

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

All acquisitions have been accounted for utilizing the acquisition method of accounting and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be made within one year following the acquisition and applied retroactively to the date of acquisition. The Company acquired all of these Properties from unaffiliated third parties. During the year ended December 31, 2011, the Company acquired 75 Properties with 30,129 sites for a purchase price of approximately $1.5 billion. (See Note 19 in the Notes to the Consolidated Financial Statements contained in the 2011 Form 10-K for further discussion on this acquisition.)

As of March 31, 2012, the Company had no Properties designated as held for disposition pursuant to FASB ASC 360-10-35.

Note 5 – Investment in Joint Ventures

The Company recorded approximately $0.8 million of equity in income from unconsolidated joint ventures, net of approximately $0.3 million of depreciation expense for the three months ended March 31, 2012 and 2011. The Company received approximately $0.5 million and $0.6 million in distributions from such joint ventures, which were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, respectively. Distributions include amounts received from the sale or liquidation of equity in joint venture investments.

The following table summarizes the Company’s investment in unconsolidated joint ventures (with the number of Properties shown parenthetically as of March 31, 2012 and December 31, 2011):

						Investment as of		JV Income for the Three Months Ended
Investment	Location		Number of Sites	Economic Interest (a)		March 31, 2012	December 31, 2011	March 31, 2012	March 31, 2011
Meadows Investments	Various	(2)	1,027	50%		$795	$580	$265	$235
Lakeshore Investments	Florida	(2)	342	65%		139	124	73	74
Voyager Investments	Arizona	(1)	1,706	50	%(b)	7,639	7,647	425	475
Other	Various	(0)	—	20%		206	206	—	—

			3,075			$8,779	$8,557	$763	$784

(a)	The percentages shown approximate the Company’s economic interest as of March 31, 2012. The Company’s legal ownership interest may differ.
(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 25% interest in the utility plant servicing the Property.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 6 – Notes Receivable

As of March 31, 2012 and December 31, 2011, the Company had approximately $59.7 million and $64.2 million in notes receivable, respectively. As of March 31, 2012 and December 31, 2011, included in notes receivable, the Company had approximately $39.7 million and $43.4 million, respectively, in Chattel Loans receivable, which require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of March 31, 2012, the Chattel Loans receivable yielded interest at a stated per annum average rate of approximately 7.8% and had an average term remaining of approximately 15 years. These notes are recorded net of allowances of approximately $0.4 million as of March 31, 2012 and December 31, 2011. During the three months ended March 31, 2012 and year ended December 31, 2011, approximately $1.8 million and $2.6 million, respectively, was repaid, an additional $0.2 million and $0.3 million, respectively, was loaned to customers and approximately $1.9 million and $2.7 million, respectively, of homes serving as collateral for Chattel Loans were repossessed and converted to rental units.

As of March 31, 2012 and December 31, 2011, the Company had approximately $15.6 million and $16.4 million, respectively, of Contracts Receivable, including allowances of approximately $0.9 million and $1.0 million, respectively. These Contracts Receivable represent loans to customers who have entered right-to-use contracts. The Contracts Receivable yield interest at a stated per annum average rate of 16.0%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the three months ended March 31, 2012 and year ended December 31, 2011, approximately $1.8 million and $7.3 million, respectively, was repaid and an additional $0.9 million and $6.6 million, respectively, was lent to customers.

Note 7 – Borrowing Arrangements

Mortgage Notes Payable

As of both March 31, 2012 and December 31, 2011, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $2,075 million and $2,085 million, respectively. The weighted average interest rate including the fair market value adjustment on this mortgage indebtedness for the three months ended March 31, 2012 was approximately 5.5% per annum. The debt bears interest at rates of 4.7% to 8.9% per annum and matures on various dates ranging from 2012 to 2023. The debt encumbered a total of 174 of the Company’s Properties as of March 31, 2012 and December 31, 2011 and the carrying value of such Properties was approximately $2,581 million and $2,578 million, respectively, as of such dates.

During April 2012, the Company locked a weighted average interest rate of 4.82% on approximately $155.5 million of financing with a ten year term on two resort Properties and one manufactured home Property that are currently encumbered by $97.6 million of financing that matures on May 1, 2013 and June 1, 2014 which has a weighted average interest rate of 5.51%. However, there can be no assurance as to the amounts, timing, terms or certainty of such anticipated financing.

Term Loan

The Company’s $200.0 million Term Loan matures on June 30, 2017 and has a one-year extension option, an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty after July 1, 2014. Prior to July 1, 2014, a prepayment penalty of 2% of the amount prepaid would be owed. The spread over LIBOR is variable based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, the Company also entered into a three-year LIBOR Swap Agreement (the “Swap”) allowing the Company to trade its variable interest rate for a fixed interest rate on the Term Loan. (See Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further information on the accounting of the Swap.)

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 7 – Borrowing Arrangements (continued)

Unsecured Line of Credit

As of March 31, 2012 and December 31, 2011, the Company’s unsecured Line of Credit (“LOC”) had an availability of $380 million of which no amounts were outstanding. The Company’s LOC with a maximum borrowing capacity of $380 million bears interest at a LIBOR rate plus 1.65% to 2.50%, contains a 0.30% to 0.40% facility fee as well as certain other customary negative and affirmative covenants and has a maturity date of September 18, 2015. The Company has an eight-month extension option under the LOC, subject to payment by it of certain administrative fees and the satisfaction of certain other enumerated conditions. The spread over LIBOR and the facility fee pricing are variable based on leverage throughout the term of the LOC.

The weighted average interest rate for the year ended December 31, 2011 for the Company’s unsecured debt was approximately 3.9% per annum.

As of March 31, 2012, the Company is in compliance with covenants on its borrowing arrangements.

Note 8 – Derivative Instruments and Hedging Activities

Cash Flow Hedges of Interest Rate Risk

In connection with the Term Loan, the Company entered into a three-year $200.0 million LIBOR notional swap agreement. (See Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for information about the Term Loan related to the $200.0 million notional swap.) The Swap fixes the underlying LIBOR rate on the Term Loan at 1.11% per annum for the first three years. Based on actual leverage as of March 31, 2012, the Company’s spread over LIBOR was 1.95% resulting in an actual all-in interest rate of 3.06% per annum. The Company has designated the swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedge during the three months ended March 31, 2012.

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

Derivative Instruments and Hedging Activities

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (amounts in thousands).

	Balance Sheet Location	March 31, 2012	December 31, 2011
Interest Rate Swap	Accrued payroll and other operating expenses	$2,925	$2,547

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012.

Derivatives in Cash Flow Hedging Relationships	Amount of loss recognized in OCI on derivative (effective portion)	Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)	Location of loss recognized in income on derivative (ineffective portion)	Amount of loss recognized in income on derivative (ineffective portion)

Interest Rate Swap	$800	Interest Expense	$422	Other Expense	$—

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 8 – Derivative Instruments and Hedging Activities (continued)

The Company determined that no adjustment was necessary for nonperformance risk on its derivative obligation. As of March 31, 2012, the Company has not posted any collateral related to this agreement.

Note 9 – Deferred Revenue-Right-to-use contracts and Deferred commission expense

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

Components of the change in deferred revenue-right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Three Months Ended March 31,
	2012	2011
Deferred revenue - right-to-use contracts, as of January 1,	$56,285	$44,349

Deferral of new right-to-use contracts	2,244	3,853
Deferred revenue recognized	(1,637)	(1,357)

Net increase in deferred revenue	607	2,496

Deferred revenue - right-to-use contracts, as of March 31,	$56,892	$46,845

Deferred commission expense, as of January 1,	$19,687	$14,898

Costs deferred	794	1,436
Commission expense recognized	(552)	(436)

Net increase in deferred commission expense	242	1,000

Deferred commission expense, as of March 31,	$19,929	$15,898

Note 10 – Stock Option Plan and Stock Grants

The Company accounts for its stock-based compensation in accordance with the Codification Topic “Compensation – Stock Compensation” (“FASB ASC 718”).

Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Income and Comprehensive Income, for the three months ended March 31, 2012 and 2011, was approximately $1.4 million and $1.2 million, respectively.

On January 31, 2012, the Company awarded Restricted Stock Grants for 31,000 shares of common stock at a fair market value of approximately $2.2 million to certain members of the Board of Directors for services rendered in 2011. One-third of the shares of restricted common stock covered by these awards vests on each of December 31, 2012, December 31, 2013, and December 31, 2014.

On January 31, 2012, the Company awarded Restricted Stock Grants for 60,332 shares of common stock to certain members of senior management of the Company. These Restricted Stock Grants will vest on December 31, 2012. The fair market value of these Restricted Stock Grants was approximately $4.2 million as of the date of grant and is recorded as a compensation expense and paid in capital over the vesting period.

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

The Committee has responsibility for administering the 2010 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or events. The Company’s executive officers are not participants in the 2010 LTIP. The Eligible Payment will be paid in cash upon completion of the Company’s annual audit for the 2012 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2010 LTIP and, including employer costs, is currently estimated to be approximately $2.9 million. As of March 31, 2012 and December 31, 2011, the Company had accrued compensation expense of approximately $2.1 million and $1.8 million, respectively, for the 2010 LTIP including approximately $0.3 million and $1.1 million, respectively, in the three months ended March 31, 2012 and year ended December 31, 2011.

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

Note 12 – Commitments and Contingencies

California Rent Control Litigation

As part of the Company’s effort to realize the value of its Properties that are subject to rent control, the Company has initiated lawsuits against certain localities in California. The Company’s goal is to achieve a level of regulatory fairness in California’s rent control jurisdictions, and in particular those jurisdictions that prohibit increasing rents to market upon turnover. Such regulations allow tenants to sell their homes for a price that includes a premium above the intrinsic value of the homes. The premium represents the value of the future discounted rent-controlled rents, which is fully capitalized into the prices of the homes sold. In the Company’s view, such regulations result in a transfer to the tenants of the value of the Company’s land, which would otherwise be reflected in market rents. The Company has discovered through the litigation process that certain municipalities considered condemning the Company’s Properties at values well below the value of the underlying land. In the Company’s view, a failure to articulate market rents for sites governed by restrictive rent control would put the Company at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, could represent substantial lost value to stockholders. The Company is cognizant of the need for affordable housing in the jurisdictions, but asserts that restrictive rent regulation does not promote this purpose because tenants pay to their sellers as part of the purchase price of the home all the future rent savings that are expected to result from the rent control regulations, eliminating any supposed improvement in the affordability of housing. In a more well-balanced regulatory environment, the Company would receive market rents that would eliminate the price premium for homes, which would trade at or near their intrinsic value. Such efforts include the following matters:

City of San Rafael

The Company sued the City of San Rafael in the U.S. District Court for the Northern District of California, challenging its rent control ordinance (the “Ordinance”) on constitutional grounds. The Company believes the litigation was settled by the City’s agreement to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court refused to enforce the settlement agreement, and submitted to a jury the claim that it had been breached. In October 2002, a jury found no breach of the settlement agreement.

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

The tenant association continued to seek damages, penalties and fees in their separate action based on the same claims the City made on the tenants’ behalf in the City’s case. The Company moved for judgment on the pleadings in the tenant association’s case on the ground that the tenant association’s case was moot in light of the result in the City’s case. On November 6, 2008, the Court granted the Company’s motion for judgment on the pleadings without leave to amend. The tenant association appealed. In June 2010, the Court of Appeal remanded the case for further proceedings. On remand, on December 12, 2011, the Court granted the Company’s motion for summary judgment and denied the tenant association’s motion for summary judgment. On January 9, 2012, the Court entered judgment in favor of the Company, specifying that the tenant association shall recover nothing. On January 26, 2012, the Court set March 30, 2012 as the date for hearing the Company’s motion for attorneys’ fees and the tenant associations’ motion to reduce the Company’s claim for costs. On March 26, 2012, the tenant association filed a notice of appeal. On April 11, 2012, the tenant association agreed to dismiss its appeal in exchange for the Company’s agreement to dismiss its claims for attorneys’ fees and other costs. The parties are in the process of memorializing that agreement.

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

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies (continued)

In order to ripen its claims, the Company filed a rent increase petition with the City. At a hearing held on October 6, 2011, the City’s Manufactured Home Fair Practices Commission voted to deny that petition, and subsequently entered written findings denying it. The Company appealed that determination to the Santee City Council, which on January 25, 2012 voted to deny the appeal.

In view of that adverse final decision on its rent increase petition, on January 31, 2012 the Company filed a new complaint in federal court alleging that the City’s ordinance effectuates a regulatory and private taking of the Company’s property and is unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. On April 2, 2012, the City filed a motion to dismiss the new complaint. A hearing date on that motion has been set for May 7, 2012. In addition, on February 1, 2012, the Company also filed in state court a petition for a writ of administrative mandamus seeking orders correcting and vacating the decisions of the City and its Manufactured Home Fair Practices Commission, and directing that the Company’s rent increase petition be granted.

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

California Hawaiian

On April 30, 2009, a group of tenants at the Company’s California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company moved to compel arbitration and stay the proceedings, to dismiss the case, and to strike portions of the complaint. By order dated October 8, 2009, the Court granted the Company’s motion to compel arbitration and stayed the court proceedings pending the outcome of the arbitration. The plaintiffs filed with the Court of Appeal a petition for a writ seeking to overturn the trial court’s arbitration and stay orders. On May 10, 2011, the Court of Appeal granted the petition and ordered the trial court to vacate its order compelling arbitration and to restore the matter to its litigation calendar for further proceedings. On May 24, 2011, the Company filed a petition for rehearing requesting the Court of Appeal to reconsider its May 10, 2011 decision. On June 8, 2011, the Court of Appeal denied the petition for rehearing. On June 16, 2011, the Company filed with the California Supreme Court a petition for review of the Court of Appeal’s decision. On August 17, 2011, the California Supreme Court denied the petition for review. Discovery in the case is proceeding. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the litigation.

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

California and Washington Wage Claim Class Actions

On October 16, 2008, the Company was served with a class action lawsuit in California state court filed by a single named plaintiff. The suit alleges that, at the time the Company acquired the assets of Privileged Access, LP and its affiliates (“PA”), the Company and other named defendants willfully failed to pay former California employees of PA who became employees of the Company all of the wages they earned during their employment with PA, including accrued vacation time. The suit also alleges that the Company improperly “stripped” those employees of their seniority. The suit asserts claims for alleged violation of the California Labor Code; alleged violation of the California Business & Professions Code and for alleged unfair business practices; alleged breach of contract; alleged breach of the duty of good faith and fair dealing; and for alleged unjust enrichment. The original complaint sought, among other relief, compensatory and statutory damages; restitution; pre-judgment and post-judgment interest; attorney’s fees, expenses and costs; penalties; and exemplary and punitive damages. The complaint did not specify a dollar amount sought. The Court granted in part without leave to amend and in part with leave to amend the Company’s motions seeking dismissal of the plaintiff’s original complaint and various amended complaints. Discovery proceeded on the remaining claims in the third amended complaint. On February 15, 2011, the Court granted plaintiff’s motion for class certification. On June 22, 2011, the Court determined the content of the class notice.

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

Note 13 – Acquisitions

On May 31, 2011, the Company’s operating partnership entered into purchase and other agreements (the “Purchase Agreements”) to acquire a portfolio of 75 manufactured home communities and one RV resort (the “Acquisition Properties”) containing 31,167 sites on approximately 6,500 acres located in 16 states (primarily located in Florida and the northeastern region of the United States) and certain manufactured homes and loans secured by manufactured homes located at the Acquisition Properties which the Company refers to as the “Home Related Assets” for a stated purchase price of $1.43 billion (the “Acquisition”). For the three months ended March 31, 2012, revenues for the 75 Acquisition Properties, included in the Consolidated Statements of Income and Comprehensive Income for the Company were approximately $41.9 million.

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

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 13 – Acquisitions (continued)

The Company is in the process of allocating the purchase price and has engaged a third-party to assist with its allocation for the Acquisition. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in the Acquisition for the period ended March 31, 2012, which we determined using level two and level three inputs (amounts in thousands). The fair value is a preliminary estimate and may be adjusted within one-year of the Acquisition in accordance with FASB ASC 805 and is not expected to have a material impact on the consolidated financial statements.

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

Land – Market approach based on similar, but not identical, transactions in the market. Adjustments to comparable sales based on both the quantitative and qualitative data.

Depreciable property – Cost approach based on market comparable data to replace adjusted for local variations, inflation and other factors.

Manufactured homes – Sales comparison approach based on market prices for similar homes adjusted for differences in age or size. Manufactured homes are included on the Company’s Consolidated Balance Sheets in buildings and other depreciable property.

In-place leases – Lease in place was determined via a combination of estimates of market rental rates and expense reimbursement levels as well as an estimate of the length of time required to replace each lease.

Notes receivable – Income approach based on discounted cash flows discounting contractual cash flows at a market rate adjusted based on particular notes’ or note holders’ down payment, FICO score and delinquency status.

Below market ground leases – Value of asset (below market lease) based on contract rent and option price against market rent and land value. Market rent determined applying a reasonable rate of return to the value of the land as if owned. Land value is estimated and then inflated until it is anticipated that the option will be exercised. Below market ground leases are included on the Company’s Consolidated Balance Sheets in escrow deposits and other assets.

Mortgage notes payable – Income approach based on discounted cash flows comparing contractual cash flows to cash flows of identical debt discounted based on market rates.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 13 – Acquisitions (continued)

The following unaudited pro forma consolidated results of operations assumes that the Acquisition for the 75 Acquisition Properties and related debt and equity issuances had occurred on January 1, 2011. The unaudited pro forma results of operations are based upon historical financial statements. The unaudited pro forma results do not purport to represent what the actual results of operations of the Company would have been, nor do they purport to predict the results of operations of future periods.

	Three Months Ended
	March 31, 2012	March 31, 2011
Total revenues	$181,291	$174,324
Net income available for Common Shares (2)	$29,190	$10,979
Earnings per Common Share – Basic	$0.71	$0.27
Earnings per Common Share – Fully Diluted(2)	$0.71	$0.27

1.	The following expenses, except for c. below, are not reflected in the Unaudited Pro Forma Results of Operations for the three months ended March 31, 2011 as they are either short-term in nature or are not reflective of the historical results of the Company or the seller:
a.	The Company has estimated that its annual incremental property management expenses associated with the Acquisition are approximately $5.5 million.
b.	The Company has estimated that its annual incremental general and administrative expenses associated with the Acquisition, including Chattel Loan servicing, are approximately $1.6 million.
c.	For the year ended December 31, 2011, the Company has estimated the amortization expense of an intangible asset for in-place leases to be approximately $74.0 million. The estimated useful life for acquired in-place leases is one year.
2.	For the three months ended March 31, 2011, the Company’s weighted average of approximately 4.6 million common OP units (which were dilutive to the Company’s historical operations) were anti-dilutive, and therefore are excluded from the computation of the Pro Forma Earnings per Common Share – Fully Diluted.

Note 14 – Reportable Segments

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

The Company has two reportable segments which are the Property Operations and Home Sales and Rentals Operations segments. The Property Operations segment owns and operates land lease Properties and the Home Sales and Rentals Operations segment purchases, sells and leases homes at the Properties.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three months ended March 31, 2012 and 2011.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 14 – Reportable Segments (continued)

The following tables summarize the Company’s segment financial information (amounts in thousands):

Three Months Ended March 31, 2012

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$171,741	$5,432	$177,173
Operations expenses	(78,116)	(4,154)	(82,270)

Income from segment operations	93,625	1,278	94,903
Interest income	854	1,667	2,521
Depreciation on real estate and other costs	(24,677)	(1,422)	(26,099)
Amortization of in-place leases	(17,894)	(471)	(18,365)

Income from operations	51,908	1,052	52,960

Reconciliation to Consolidated net income
Other revenues (a)			1,597
General and administrative			(6,232)
Depreciation on corporate assets			(187)
Interest and related amortization			(30,956)
Rent control initiatives			(292)
Equity in income of unconsolidated joint ventures			763

Consolidated net income			$17,653

Total Assets	$3,268,224	$224,345	$3,492,569
Capital Improvements	$5,464	$8,673	$14,137

(a)	Includes approximately $0.1 million of interest income attributable to corporate operations.

Three Months Ended March 31, 2011

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$130,365	$3,040	$133,405
Operations expenses	(62,087)	(2,725)	(64,812)
Income from segment operations	68,278	315	68,593

Interest income	812	205	1,017
Depreciation on real estate and other costs	(17,299)	(874)	(18,173)

Income from operations	51,791	(354)	51,437

Reconciliation to Consolidated net income
Other revenues (a)			721
General and administrative			(5,647)
Depreciation on corporate assets			(162)
Interest and related amortization			(21,389)
Rent control initiatives			(112)
Equity in income of unconsolidated joint ventures			784

Consolidated net income			$25,632

Total Assets	$1,927,742	$139,120	$2,066,862
Capital Improvements	$3,360	$7,579	$10,939

(a)	Includes approximately $22,000 of interest income attributable to corporate operations.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 14 – Reportable Segments (continued)

The following table summarizes the Company’s financial information for the Property Operations segment for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	March 31, 2012	March 31, 2011
Revenues:
Community base rental income	$102,954	$66,183
Resort base rental income	37,579	36,468
Right-to-use annual payments	11,751	12,012
Right-to-use contracts current period, gross	2,244	3,853
Right-to-use contracts current period, deferred	(607)	(2,496)
Utility income and other	16,403	13,062
Ancillary services revenues, net	1,417	1,283

Total property operations revenues	171,741	130,365

Expenses:
Property operating and maintenance	54,442	44,311
Real estate taxes	12,522	8,057
Sales and marketing, gross	1,643	2,256
Sales and marketing deferred commissions, net	(242)	(1,000)
Property management	9,751	8,463

Total property operations expenses	78,116	62,087

Income from property operations segment	$93,625	$68,278

The following table summarizes the Company’s financial information for the Home Sales and Rentals Operations segment for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	March 31, 2012	March 31, 2011
Revenues:
Gross revenue from home sales	$2,060	$1,357
Brokered resale revenues, net	329	253
Rental home income (a)	3,043	1,430

Total revenues	5,432	3,040

Expenses:
Cost of home sales	2,216	1,419
Home selling expenses	333	477
Rental home operating and maintenance	1,605	829

Total expenses	4,154	2,725

Income from home sales and rentals operations segment	$1,278	$315

(a)	Does not include approximately $8.1 million and $4.7 million of site rental income included in Community base rental income for the three months ended March 31, 2012 and 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of March 31, 2012, the Company owned or had an ownership interest in a portfolio of 382 Properties located throughout the United States and Canada containing 141,081 residential sites. These Properties are located in 32 states and British Columbia, with the number of Properties in each state or province shown parenthetically, as follows: Florida (119), California (49), Arizona (41), Michigan (15), Pennsylvania (15), Texas (15), Washington (15), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Indiana (7), Nevada (7), New York (7), Virginia (7), Maine (5), Massachusetts (5), Wisconsin (5), Idaho (4), Illinois (4), Minnesota (4), New Jersey (4), South Carolina (3), Utah (3), Maryland (2), New Hampshire (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1) and British Columbia (1).

This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include, without limitation, information regarding the Company’s expectations, goals or intentions regarding the future, and the expected effect of the recent acquisitions on the Company. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

•

the Company’s ability to control costs, real estate market conditions, the actual rate of decline in customers, the actual use of sites by customers and its success in acquiring new customers at its Properties (including those that it may acquire);

•	the Company’s ability to maintain historical rental rates and occupancy with respect to Properties currently owned or that the Company may acquire;

•	the Company’s ability to retain and attract customers renewing, upgrading and entering right-to-use contracts;

•	the Company’s assumptions about rental and home sales markets;

•	the Company’s ability to manage counterparty risk;

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

•	impact of government intervention to stabilize site-built single family housing and not manufactured housing;

•	effective integration of the recent acquisitions and the Company’s estimates regarding the future performance of recent acquisitions;

•	unanticipated costs or unforeseen liabilities associated with the recent acquisitions;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional securities;

•	the effect of accounting for the entry of contracts with customers representing a right-to-use the Properties under the Codification Topic “Revenue Recognition;” and

•	other risks indicated from time to time in the Company’s filings with the Securities and Exchange Commission.

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

The following chart lists the Properties acquired, invested in, or sold since January 1, 2011 through March 31, 2012.

Property	Transaction Date	Sites
Total Sites as of January 1, 2011		111,002
Property or Portfolio (# of Properties in parentheses):
Acquisitions:
Acquisition Properties (35)	July 1, 2011	12,044
Acquisition Properties (16)	August 1, 2011	7,817
Acquisition Properties (7)	September 1, 2011	3,105
Acquisition Properties (2)	October 3, 2011	1,573
Acquisition Properties (1)	October 11, 2011	521
Acquisition Properties (7)	October 21, 2011	2,810
Acquisition Properties (7)	December 7, 2011	2,259

Expansion Site Development and other:
Sites added (reconfigured) in 2011		1
Sites added (reconfigured) in 2012		(51)

Total Sites as of March 31, 2012		141,081

Since January 1, 2011, the gross investment in real estate has increased from $2,585 million to $4,093 million as of March 31, 2012.

Outlook

Occupancy in the Company’s Properties as well as its ability to increase rental rates directly affects revenues. The Company’s revenue streams are predominantly derived from customers renting its sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.

The Company has approximately 95,100 annual sites, approximately 9,000 seasonal sites, which are leased to customers generally for three to six months, and approximately 9,600 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. The Company expects to service over 100,000 customers at its transient sites and the Company considers this revenue stream to be its most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, the Company has approximately 24,300 sites designated as right-to-use sites which are primarily utilized to service the approximately 97,000 customers who have entered into right-to-use contracts. The Company also has interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of March 31, 2012 (rounded to 000’s)
Community sites	74,100
Resort sites:
Annual	21,000
Seasonal	9,000
Transient	9,600
Right-to-use (1)	24,300
Joint Ventures (2)	3,100

141,100

(1)	Includes approximately 3,700 sites rented on an annual basis.
(2)	Joint venture income is included in Equity in income of unconsolidated joint ventures.

A significant portion of the Company’s rental agreements on community sites are directly or indirectly tied to published CPI statistics that are issued from June through September each year. The Company currently expects its 2012 Core community base rental income to increase approximately 2.8% as compared to 2011.

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

The Company’s manufactured home rental operations have been increasing since 2007. As of March 31, 2012, occupied manufactured home rentals increased to 4,751 or 423.8%, from 907 for the year ended December 31, 2007. Net operating income from rental operations increased to approximately $23.1 million, of which approximately $23.9 million was included in community base rental income, for the year ended December 31, 2011 from approximately $5.9 million, of which approximately $5.4 million was included in community base rental income, for the year ended December 31, 2007 The Company believes that, unlike the home sales business, at this time it competes effectively with other types of rentals (i.e. apartments). The Company continues to evaluate home rental operations and may continue to invest in additional units.

In the Company’s resort Properties, the Company continues to work on extending customer stays. The Company has had success lengthening customer stays.

In the spring of 2010, the Company introduced low-cost membership products that focus on the installed base of almost eight million RV owners. Such products may include right-to-use contracts that entitle the customer to use certain properties (the “Agreements”). The Company is offering a Zone Park Pass (“ZPP”), which can be purchased for one to four zones of the United States and require annual payments of $499. This replaces high cost products that were typically entered into at Properties after tours and lengthy sales presentations. The Company historically incurred significant costs to generate leads, conduct tours and make the sales presentations. A single zone ZPP requires no upfront payment while passes for additional zones require modest upfront payments. Since inception the Company has entered into approximately 13,200 ZPP’s. For the three months ended March 31, 2012 the Company entered into approximately 1,300 or a 29.9% increase from approximately 1,000 for the three months ended March 31, 2011.

Existing customers may be offered an upgrade Agreement from time-to-time. An upgrade Agreement is currently distinguishable from a new agreement that a customer would enter into by, depending on the type of upgrade, offering (1) increased length of consecutive stay by 50% (i.e. up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include discounts at non-membership RV Properties and (5) membership in discount travel programs. Each upgrade contract requires a nonrefundable upfront payment. The Company may finance the nonrefundable upfront payment under any Agreement.

The Company actively seeks to acquire additional Properties and currently is engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages, which may include contracts outstanding, to acquire certain Properties, which are subject to satisfactory completion of the Company’s due diligence review.

Nineteen of our 49 California Properties and one of our five Massachusetts Properties are affected by local rent control regulations. The impact of the rent control ordinances is to limit our ability to implement rent increases based on prevailing market conditions. The ordinances generally provide the ability to increase rates by a fraction of the increase in the Consumer Price Index (“CPI”). The limit on rent increases may range from 60% to 100% of CPI with certain maximum limits depending on the jurisdiction.

Critical Accounting Policies and Estimates

Refer to the 2011 Form 10-K for a discussion of the Company’s critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, notes receivable and accounting for stock compensation. There have been no changes to these policies during the three months ended March 31, 2012.

Comparison of the Three months ended March 31, 2012 to the Three months ended March 31, 2011

Income from Property Operations

The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the three months ended March 31, 2012 and 2011 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2010 and which have been owned and operated by the Company continuously since January 1, 2011. Core growth percentages exclude the impact of GAAP deferrals of up-front payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Community base rental income	$68,190	$66,171	$2,019	3.1%	$102,954	$66,183	$36,771	55.6%
Rental home income	1,869	1,430	439	30.7%	3,043	1,430	1,613	112.8%
Resort base rental income	37,392	36,468	924	2.5%	37,579	36,468	1,111	3.0%
Right-to-use annual payments	11,751	12,012	(261)	(2.2%)	11,751	12,012	(261)	(2.2%)
Right-to-use contracts current period, gross	2,244	3,853	(1,609)	(41.8%)	2,244	3,853	(1,609)	(41.8%)
Utility and other income	13,067	13,060	7	0.1%	16,403	13,062	3,341	25.6%

Property operating revenues, excluding deferrals	134,513	132,994	1,519	1.1%	173,974	133,008	40,966	30.8%
Property operating and maintenance	45,092	44,282	810	1.8%	54,442	44,311	10,131	22.9%
Rental home operating and maintenance	995	829	166	20.0%	1,605	829	776	93.6%
Real estate taxes	8,252	8,050	202	2.5%	12,522	8,057	4,465	55.4%
Sales and marketing, gross	1,642	2,256	(614)	(27.2%)	1,643	2,256	(613)	(27.2%)

Property operating expenses, excluding deferrals and Property management	55,981	55,417	564	1.0%	70,212	55,453	14,759	26.6%
Income from property operations, excluding deferrals and Property management	78,532	77,577	955	1.2%	103,762	77,555	26,207	33.8%
Property management	8,388	8,462	(74)	(0.9%)	9,751	8,463	1,288	15.2%

Income from property operations, excluding deferrals	$70,144	$69,115	$1,029	1.5%	$94,011	$69,092	$24,919	36.1%

The 1.1% increase in the Core Portfolio property operating revenues includes the following changes (i) a 2.4% increase in rates in community base rental income and a 0.7% increase in occupancy, (ii) an increase in rental home income of 30.7%, (iii) a 2.5% increase in revenues in core resort base rental income, as described in table below, and (iv) a decrease of 41.8% in right-to-use contracts.

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Annual	$21,169	$20,333	$836	4.1%	$21,268	$20,333	$935	4.6%
Seasonal	11,524	11,605	(81)	(0.7%)	11,600	11,605	(5)	0.0%
Transient	4,699	4,530	169	3.7%	4,711	4,530	181	4.0%

Resort base rental income	$37,392	$36,468	$924	2.5%	$37,579	$36,468	$1,111	3.0%

The 1.0% increase in property operating expenses in the Core Portfolio, excluding property management, reflects (i) a 1.8% in crease in property operating and maintenance expenses, (ii) a 20.0% increase in rental home operating and maintenance, (iii) a 2.5% increase in property taxes, and (iv) a 27.2% decrease in sales and marketing expenses.

The following growth rate percentages are before property management (amounts in thousands):

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross .	$132,269	$129,141	$3,128	2.4%	$171,730	$129,155	$42,575	33.0%
Property operating expenses, excluding Sales and marketing, gross	54,339	53,161	1,178	2.2%	68,569	53,197	15,372	28.9%

Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$77,930	$75,980	$1,950	2.6%	$103,161	$75,958	$27,203	35.8%

The Core Portfolio and Total Portfolio property operating revenues for the three months ended March 31, 2012 were negatively impacted by the temporary cessation of entry into right-to-use contract (membership upgrades) in connection with sales force training and the roll out of new membership upgrade products. As a result, membership upgrade sales, which are included in right-to-use contracts current period, gross, were down $1.6 million compared to the three months ended March 31, 2011. The decrease in right-to-use contracts for the three months ended March 31, 2012 was offset by a $0.6 million decrease in sales and marketing expenses, resulting in a net decline of $1.0 from these activities compared to the three months ended March 31, 2011.

The increase in Total Portfolio income from property operations is primarily due to the acquisition of 75 Acquisition Properties during the six months ended December 31, 2011 (See Note 13 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for details regarding the Acquisition.)

Home Sales Operations

The following table summarizes certain financial and statistical data for the Home Sales Operations for the three months ended March 31, 2012 and 2011 (amounts in thousands, except home sales volumes).

	2012	2011	Variance	% Change
Gross revenues from new home sales	$704	$811	$(107)	(13.2%)
Cost of new home sales	(604)	(932)	328	35.2%

Gross profit from new home sales	100	(121)	221	182.6%

Gross revenues from used home sales	1,356	546	810	148.4%
Cost of used home sales	(1,612)	(487)	(1,125)	(231.0%)

Gross profit from used home sales	(256)	59	(315)	(533.9%)

Brokered resale revenues, net	329	253	76	30.0%
Home selling expenses	(333)	(477)	144	30.2%
Ancillary services revenues, net	1,417	1,283	134	10.4%

Income from home sales operations and other	$1,257	$997	$260	26.1%

Home sales volumes
New home sales	13	21	(8)	(38.1%)
Used home sales	314	153	161	105.2%
Brokered home resales	263	205	58	28.3%

The increase in gross revenues from used home sales and costs of used home sales is primarily due to the an increase of used homes available for sale acquired in the Acquisition.

Rental Operations

The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the three months ended March 31, 2012 and 2011 (amounts in thousands, except rental unit volumes).

	2012	2011	Variance	% Change
Manufactured homes:
New Home	$4,036	$2,590	$1,446	55.8%
Used Home	7,130	3,535	3,595	101.7%

Rental operations revenue (1)	11,166	6,125	5,041	82.3%

Rental home operating and maintenance	(1,605)	(829)	(776)	(93.6%)

Income from rental operations	9,561	5,296	4,265	80.5%
Depreciation on rental homes (2)	(1,401)	(859)	(542)	(63.1%)

Income from rental operations, net of depreciation	$8,160	$4,437	$3,723	83.9%

Gross investment in new manufactured home rental units	$87,846	$66,020	$21,826	33.1%
Gross investment in used manufactured home rental units	$63,199	$26,018	$37,181	142.9%

Net investment in new manufactured home rental units	$80,622	$61,347	$19,275	31.4%
Net investment in used manufactured home rental units	$58,362	$23,447	$34,915	148.9%

Number of occupied rentals – new, end of period	1,473	925	548	59.2%
Number of occupied rentals – used, end of period	3,278	1,706	1,572	92.1%

(1)	Approximately $8.1 million and $4.7 million for the three months ended March 31, 2012 and 2011, respectively, are included in Community base rental income in the Property Operations table. The remainder is included in Resort home income in the Property Operations table.
(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

The increase in income from rental operations and depreciation expense is primarily due to the increase in the number of rental units including units purchased in the Acquisition.

Other Income and Expenses

The following table summarizes other income and expenses for the three months ended March 31, 2012 and 2011 (amounts in thousands).

	2012	2011	Variance	% Change
Depreciation on real estate and other costs	$(26,099)	$(18,173)	$(7,926)	(43.6%)
Amortization of in-place leases	(18,365)	—	(18,365)	100.0%
Interest income	2,630	1,039	1,591	153.1%
Income from other investments, net	1,488	699	789	112.9%
General and administrative	(6,232)	(5,647)	(585)	(10.4%)
Rent control initiatives	(292)	(112)	(180)	(160.7%)
Depreciation on corporate assets	(187)	(162)	(25)	(15.4%)
Interest and related amortization	(30,956)	(21,389)	(9,567)	(44.7%)

Total other expenses, net	$(78,013)	$(43,745)	$(34,268)	(78.3%)

Depreciation on real estate and other costs, amortization of in-place leases and interest income increased primarily due to the acquisition of 75 Properties during the year ended December 31, 2011. General and administrative increased primarily due to an increase in professional fees and public company costs due to the Acquisition. Interest expense has increased primarily due to the assumption of approximately $548.0 million of mortgage debt secured by 35 Acquisition Properties, the $200.0 million Term Loan originated July 1, 2011, and the origination of $200.0 million secured debt during the six months ended December 31, 2011.

Liquidity and Capital Resources

Liquidity

As of March 31, 2012, the Company had approximately $103.0 million in cash and cash equivalents and $380.0 million available on its Line of Credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under its existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of its current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. The Company has approximately $34.4 million of scheduled debt maturities in 2012 (excluding scheduled principal payments on debt maturing in 2012 and beyond). The Company expects to satisfy its 2012 maturities with its existing cash balance. See Secured Debt in the Financing Activities below for recent rate lock activity.

The table below summarizes cash flow activity for the three months ended March 31, 2012 and 2011 (amounts in thousands).

	For the Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$72,505	$57,918
Net cash used in investing activities	(11,573)	(7,076)
Net cash used in financing activities	(28,420)	(20,364)

Net increase in cash and cash equivalents	$32,512	$30,478

Operating Activities

Net cash provided by operating activities increased $14.6 million for three months ended March 31, 2012, as compared to the net cash provided by operating activities for the three months through March 31, 2011. The increase in cash provided by operating activities is primarily due to an increase in net income from the acquisition of 75 Properties during the last six months of 2011.

Investing Activities

Net cash used in investing activities reflects the impact of the following investing activities:

Notes Receivable Activity

The notes receivable activity during the three months ended March 31, 2012 of $2.6 million in cash inflow reflects net repayments of $1.7 million from the Company’s Chattel Loans, and net repayments of $0.9 million from the Company’s Contracts Receivable.

The notes receivable activity during the three months ended March 31, 2011 of $0.9 million in cash inflow primarily reflects net repayments of $0.1 million from the Company’s Chattel Loans and net repayments of $0.8 million from the Company’s Contracts Receivable.

Capital Improvements

The table below summarizes capital improvements activity for the three months ended March 31, 2012 and 2011 (amounts in thousands).

	For the Three months ended (1) March 31,
	2012	2011
Recurring Cap Ex (2)	$4,818	$2,831
Development (3)	532	254
New home investments	3,929	5,812
Used home investments	4,744	1,767

Total Property	14,023	10,664

Corporate	114	275

Total Capital improvements	$14,137	$10,939

(1)

Excludes noncash activity of approximately $1.9 million and $0.2 million of used homes acquired by repossessions of Chattel Loans collateral for the three months ended March 31, 2012 and 2011, respectively.

(2)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.
(3)	Development primarily represents costs to improve and upgrade Property infrastructure or amenities.

Financing Activities

Financing, Refinancing and Early Debt Retirement

Secured Debt

As of March 31, 2012, the Company’s secured long-term debt balance was approximately $2.1 billion, with a weighted average interest rate of approximately 5.5% per annum. The debt bears interest at rates between 4.7% and 8.9% per annum and matures on various dates primarily ranging from 2012 to 2023. The weighted average term to maturity for the long-term debt is approximately 5.1 years.

During April 2012, the Company locked a weighted average interest rate of 4.82% on approximately $155.5 million of financing with a ten year term on two resort properties and one manufactured home property that are currently encumbered by $97.6 million of financing that matures on May 1, 2013 and June 1, 2014 and has a weighted average interest rate of 5.51%. However, there can be no assurance as to the amounts, timing, terms or certainty of anticipated financing.

Unsecured Debt

As of March 31, 2012, the Company’s unsecured Line of Credit (“LOC”) had an availability of $380 million of which no amounts were outstanding. The Company’s unsecured LOC has a maximum borrowing capacity of $380 million, accrues interest at an annual rate equal to the applicable LIBOR plus 1.65% to 2.50% and contains a 0.30% to 0.40% facility fee as well as certain other customary negative and affirmative covenants. The LOC matures on September 18, 2015 and has an eight-month extension option under the LOC, subject to payment of certain administrative fees and the satisfaction of certain other enumerated conditions. The spread over LIBOR and the facility fee pricing are variable based on leverage throughout the term of the LOC.

Contractual Obligations

As of March 31, 2012, the Company was subject to certain contractual payment obligations as described in the table below (amounts in thousands).

	Total	2012	2013	2014	2015	2016	2017	Thereafter
Long Term Borrowings (1)	$2,245,788	$56,595	$149,626	$212,571	$588,532	$235,099	$299,060	$704,305
Interest Expense (2)	596,123	93,252	117,769	106,080	94,205	59,449	48,484	76,884

Total Contractual Obligations	$2,841,911	$149,847	$267,395	$318,651	$682,737	$294,548	$347,544	$781,189

Weighted average interest rates	5.09%	5.49%	5.46%	5.45%	5.37%	5.28%	5.86%	6.39%

(1)

Balance excludes net premiums of $29.7 million, primarily due to the fair market value adjustment of the assumption of $349.0 million of secured debt from the Acquisition Properties. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on the Company’s secured debt based on obligations outstanding as of March 31, 2012.

The Company does not include Preferred Stock dividends, insurance, property taxes and cancelable contracts in the contractual obligations table above.

The Company also leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. Minimum future rental payments under the ground leases are approximately $3.3 million in 2012 and 2013 and approximately $1.9 million in 2014, 2015 and 2016 and approximately $14.4 million thereafter. The decrease in future minimum rental payments assumes that the Company will exercise its option to acquire land at the recently acquired Colony Cove Property on January 1, 2014. The option exercise date is subject to certain assumptions and the timing of the option exercise may be before or after January 1, 2014.

With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately five years, with no more than approximately $600 million (which is due in 2015) in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, the Company believes that it will be able to repay such maturing debt from operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.

Equity Transactions

2012 Activity

On April 13, 2012, the Company paid a $0.4375 per share distribution for the three months ended March 31, 2012 to common stockholders of record on March 30, 2012.

On March 30, 2012, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock to preferred stockholders of record on March 19, 2012.

During the three months ended March 31, 2012, the Company received approximately $0.3 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).

2011 Activity

On On April 8, 2011, the Company paid a $0.375 per share distribution for the three months ended March 31, 2011 to common stockholders of record on March 25, 2011.

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

During the three months ended March 31, 2011, the Company received approximately $0.2 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s ESPP.

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

Off Balance Sheet Arrangements

As of March 31, 2012, the Company has no off balance sheet arrangements.

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

The following table presents a calculation of FFO for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three months ended March 31,
	2012	2011
Computation of funds from operations:
Net income available for common shares	$12,431	$18,960
Income allocated to common OP units	1,191	2,621
Right-to-use contract upfront payments, deferred, net	607	2,496
Right-to-use contract commissions, deferred, net	(242)	(1,000)
Depreciation on real estate assets and other	24,698	17,314
Depreciation on rental homes	1,401	859
Amortization of in-place leases	18,365	—
Depreciation on unconsolidated joint ventures	295	307

Funds from operations available for common shares	$58,746	$41,557

Weighted average common shares outstanding – fully diluted	45,369	35,609

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk the Company faces is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of the Company’s long-term debt obligations is affected by changes in market interest rates. At March 31, 2012, approximately 100% or approximately $2.1 billion of the Company’s outstanding secured debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $103.2 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $108.6 million.

As of March 31, 2012, none of the Company’s outstanding secured debt was short-term. The Company’s $200.0 million Term Loan has variable rates based on LIBOR plus 1.85% to 2.80% per annum, which the Company fixed the underlying LIBOR rate at 1.11% per annum for the first three years.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of March 31, 2012.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control Over Financial Reporting

The Company acquired 75 Acquisition Properties during the year ended December 31, 2011. The Company is in the process of integrating the operations of these Acquisition Properties with those of the Company and incorporating the internal controls and procedures of these Acquisition Properties into our internal control over financial reporting. The Company does not expect this acquisition to materially affect its internal control over financial reporting. The Company will report on its assessment of the combined operations within the one-year time period provided by the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations concerning business combinations. As a result, management excluded certain internal controls, primarily related to the Acquisition Properties, from its assessment of the effectiveness of its internal controls over financial reporting as of March 31, 2012. The Acquisition Properties operations included in the 2012 consolidated financial statements of the Company constituted approximately $1,423.4 million and $805.8 million of total and net assets, respectively, as of March 31, 2012 and approximately $41.9 million of revenues for the three months then ended.

Excluding the operations of the 75 Acquisition Properties, there were no material changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012.

Part II - Other Information

Item 1.	Legal Proceedings

See Note 12 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

With the except of the following, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company’s current property and casualty insurance policies, which were in effect on March 31, 2011, were renewed on April 1, 2012. The Company has a $100 million loss limit with respect to its all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million loss sub-limit for California earthquake. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates the Company’s maximum exposure, subject to policy sub-limits, in the event of a loss.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibit Index

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

99.1(a)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101(b)	The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, furnished herewith.

(a)	Exhibit 32.1 from our Annual Report on Form 10-K for the period ended December 31, 2011 is being re-filed to correct a typographical error.
(b)

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

EQUITY LIFESTYLE PROPERTIES, INC.

Date: May 4, 2012	By:	/s/ Thomas Heneghan
Thomas Heneghan
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2012	By:	/s/ Marguerite Nader
Marguerite Nader
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2012	By:	/s/ Thomas Novosel
Thomas Novosel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)