Form 10-Q
period 2012-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2012-08-03
CIK 895417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

41,333,589 shares of Common Stock as of August 1, 2012.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.

Consolidated Balance Sheets

As of June 30, 2012 and December 31, 2011

(amounts in thousands, except share and per share data)

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Investment in real estate:
Land	$1,018,508	$1,018,521
Land improvements	2,600,093	2,591,225
Buildings and other depreciable property	492,221	469,627

	4,110,822	4,079,373
Accumulated depreciation	(903,183)	(813,926)

Net investment in real estate	3,207,639	3,265,447
Cash and cash equivalents	134,967	70,460
Notes receivable, net	56,297	64,239
Investment in joint ventures	8,596	8,557
Rent and other customer receivables, net	927	1,155
Deferred financing costs, net	21,093	23,039
Inventory	3,034	2,948
Deferred commission expense	20,584	19,687
Escrow deposits and other assets	45,513	40,569

Total Assets	$3,498,650	$3,496,101

Liabilities and Equity
Liabilities:
Mortgage notes payable	$2,088,450	$2,084,683
Term loan	200,000	200,000
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	67,770	62,062
Deferred revenue – upfront payments from right-to-use contracts	58,176	56,285
Deferred revenue – right-to-use annual payments	16,024	11,877
Accrued interest payable	10,227	10,737
Rents and other customer payments received in advance and security deposits	59,130	54,234
Distributions payable	19,811	16,943

Total Liabilities	2,519,588	2,496,821

Commitments and contingencies: 8.034% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 8,000,000 shares authorized, issued and outstanding as of December 31, 2011, at liquidation value	—	200,000

Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value 2,000,000 shares authorized; none issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	—	—
8.034% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 8,000,000 shares authorized, issued and outstanding as of June 30, 2012, at liquidation value	200,000	—
Common stock, $0.01 par value 100,000,000 shares authorized; 41,327,663 and 41,078,200 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	413	412
Paid-in capital	1,005,289	998,483
Distributions in excess of accumulated earnings	(291,673)	(270,021)
Accumulated other comprehensive loss	(2,959)	(2,547)

Total Stockholders’ Equity	911,070	726,327
Non-controlling interests – Common OP Units	67,992	72,953

Total Equity	979,062	799,280

Total Liabilities and Equity	$3,498,650	$3,496,101

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Income and Comprehensive Income

For the Three Months and Six Months Ended June 30, 2012 and 2011

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenues:
Community base rental income	$103,197	$66,408	$206,151	$132,591
Rental home income	3,358	1,521	6,401	2,951
Resort base rental income	30,408	29,251	67,987	65,719
Right-to-use annual payments	12,221	12,563	23,972	24,575
Right-to-use contracts current period, gross	2,942	4,857	5,186	8,710
Right-to-use contracts, deferred, net of prior period amortization	(1,285)	(3,414)	(1,891)	(5,910)
Utility and other income	17,582	12,484	33,985	25,546
Gross revenues from home sales	1,960	1,288	4,020	2,645
Brokered resale revenues and ancillary services revenues, net	489	571	2,235	2,107
Interest income	2,388	1,012	5,018	2,051
Income from other investments, net	1,567	1,149	3,055	1,848

Total revenues	174,827	127,690	356,119	262,833

Expenses:
Property operating and maintenance	58,327	47,655	112,769	91,966
Rental home operating and maintenance	1,541	838	3,146	1,667
Real estate taxes	11,952	8,161	24,474	16,218
Sales and marketing, gross	2,633	3,083	4,276	5,339
Sales and marketing, deferred commissions, net	(655)	(1,347)	(897)	(2,347)
Property management	9,427	8,193	19,178	16,656
Depreciation on real estate	26,227	18,223	52,326	36,309
Amortization of in-place leases	18,401	—	36,766	—
Cost of home sales	2,602	1,049	4,818	2,468
Home selling expenses	403	406	736	883
General and administrative	6,957	6,011	13,189	11,658
Acquisition costs	—	2,117	—	2,117
Rent control initiatives and other	367	730	846	1,091
Interest and related amortization	30,838	21,458	61,794	42,847

Total expenses	169,020	116,577	333,421	226,872

Income before equity in income of unconsolidated joint ventures	5,807	11,113	22,698	35,961

Equity in income of unconsolidated joint ventures	492	541	1,255	1,325

Consolidated net income	6,299	11,654	23,953	37,286

Income allocated to non-controlling interests – Common OP Units	(197)	(789)	(1,388)	(3,410)
Income allocated to non-controlling interests – Perpetual Preferred OP Units	—	—	—	(2,801)
Series A Redeemable Perpetual Preferred Stock Dividends	(4,038)	(4,038)	(8,069)	(5,288)

Net income available for Common Shares	$2,064	$6,827	$14,496	$25,787

Consolidated net income	$6,299	$11,654	$23,953	$37,286
Other comprehensive loss:
Adjustment for fair market value of swap	(34)	(336)	(412)	(336)

Consolidated comprehensive income	6,265	11,318	23,541	36,950
Comprehensive Income allocated to non-controlling interests – Common OP Units	(195)	(754)	(1,353)	(3,375)
Comprehensive Income allocated to non-controlling interests – Perpetual Preferred OP Units	—	—	—	(2,801)
Series A Redeemable Perpetual Preferred Stock Dividends	(4,038)	(4,038)	(8,069)	(5,288)

Comprehensive income attributable to Common Shareholders	$2,032	$6,526	$14,119	$25,486

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Income and Comprehensive Income (Continued)

For the Three Months and Six Months Ended June 30, 2012 and 2011

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Earnings per Common Share – Basic:

Net income available for Common Shares	$0.05	$0.21	$0.35	$0.81

Earnings per Common Share – Fully Diluted:
Net income available for Common Shares	$0.05	$0.20	$0.35	$0.80

Distributions declared per Common Share outstanding	$0.4375	$0.375	$0.875	$0.75

Weighted average Common Shares outstanding – basic	41,131	32,629	41,110	31,817

Weighted average Common Shares outstanding – fully diluted	45,390	37,262	45,387	36,441

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2012

(amounts in thousands)

(unaudited)

	Common Stock	Paid-in Capital	8.034% Series A Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity

Balance, December 31, 2011	$412	$998,483	$—	$(270,021)	$72,953	$(2,547)	$799,280
Conversion of OP Units to common stock	1	2,686	—	—	(2,687)	—	—
Issuance of common stock through exercise of options	—	255	—	—	—	—	255
Issuance of common stock through employee stock purchase plan	—	441	—	—	—	—	441
Compensation expenses related to stock options and restricted stock	—	3,285	—	—	—	—	3,285
Repurchase of common stock or Common OP Units	—	(43)	—	—	—	—	(43)
Adjustment for Common OP Unitholders in the Operating Partnership	—	200	—	—	(200)	—	—
Shelf registration costs	—	(18)	—	—	—	—	(18)
Adjustment for fair market value of swap	—	—	—	—	—	(412)	(412)
Reclassification of Series A Preferred Stock	—	—	200,000	—	—	—	200,000
Net income available to Common Shares	—	—	—	14,496	1,388	—	15,884
Distributions	—	—	—	(36,148)	(3,462)	—	(39,610)

Balance, June 30, 2012	$413	$1,005,289	$200,000	$(291,673)	$67,992	$(2,959)	$979,062

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

(amounts in thousands)

(unaudited)

	June 30, 2012	June 30, 2011
Cash Flows From Operating Activities:
Consolidated net income	$23,953	$37,286
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation expense	53,235	37,387
Amortization of in-place leases	36,766	—
Amortization of loan costs	2,788	2,263
Debt premium amortization	(3,435)	(10)
Equity in income of unconsolidated joint ventures	(1,838)	(1,938)
Distributions from unconsolidated joint ventures	1,107	1,332
Amortization of stock-related compensation	3,285	2,969
Revenue recognized from right-to-use contract upfront payments	(3,295)	(2,800)
Commission expense recognized related to right-to-use contracts	1,113	909
Accrued long term incentive plan compensation	390	544
Provision for uncollectible rents receivable	(29)	608
Changes in assets and liabilities:
Notes receivable activity, net	268	189
Rent and other customer receivables, net	257	(670)
Inventory	(86)	337
Deferred commission expense	(2,010)	(3,256)
Escrow deposits and other assets	(1,919)	(5,145)
Accrued payroll and other operating expenses, net	4,248	7,948
Deferred revenue – upfront payments from right-to-use contracts	5,186	8,710
Deferred revenue – right-to-use annual payments	4,146	4,192
Rents received in advance and security deposits	4,896	4,414

Net cash provided by operating activities	129,026	95,269

Cash Flows From Investing Activities:
Proceeds from short-term investments	—	52,266
Net repayments (borrowings) of notes receivable	3,681	(2,832)
Acquisition escrow deposit	—	(300,000)
Capital improvements	(30,560)	(24,478)

Net cash used in investing activities	(26,879)	(275,044)

Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	696	673
Net proceeds from issuance of Common Stock	—	344,049
Distributions to Common Stockholders, Common OP Unitholders, Perpetual Preferred OP Unitholders and Preferred Stockholders	(44,811)	(32,038)
Stock repurchase and Unit redemption	(43)	(216)
Principal payments and mortgage debt payoff	(78,297)	(56,281)
New financing proceeds	85,500	—
Equity issuance costs	(18)	—
Debt issuance costs	(667)	(3,727)

Net cash (used in) provided by financing activities	(37,640)	252,460

Net increase in cash and cash equivalents	64,507	72,685
Cash and cash equivalents, beginning of period	70,460	12,659

Cash and cash equivalents, end of period	$134,967	$85,344

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Consolidated Statements of Cash Flows (continued)

For the Six Months Ended June 30, 2012 and 2011

(amounts in thousands)

(unaudited)

	June 30, 2012	June 30, 2011
Supplemental Information:
Cash paid during the period for interest	$58,672	$41,228
Non-cash activities (increase/(decrease)):
Manufactured homes acquired with dealer financing	$—	$830
Dealer financing	$—	$(830)
Capital improvements – used homes acquired by repossessions	$3,993	$252
Net repayments of notes receivable – used homes acquired by repossessions	$(3,993)	$(252)
Building and other depreciable property – reclassification of rental homes	$(3,091)	$(1,405)
Escrow deposits and other assets – reclassification of rental homes	$3,091	$1,405
Series A Cumulative Redeemable Perpetual Preferred Stock	$—	$200,000
Perpetual Preferred OP Units conversion	$—	$(200,000)

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Definition of Terms

Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”) are referred to herein as the “Company” and “ELS.” Capitalized terms used but not defined herein are as defined in the Company’s Annual Report on Form 10-K (“2011 Form 10-K”) for the year ended December 31, 2011.

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

For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time the Company has made the decision to dispose of the Property, has a commitment to sell the Property and/or is actively marketing the Property for sale. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded. The Company accounts for its Properties held for disposition in accordance with FASB ASC 360-10-35. Accordingly, the results of operations for all assets sold or held for sale are classified as discontinued operations in all periods presented, as applicable.

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

As of June 30, 2012 and December 31, 2011, the carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits and other assets” on the Company’s consolidated balance sheets, were approximately $12.1 million. As of June 30, 2012 and December 31, 2011, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $1.4 million and $1.2 million as of June 30, 2012 and December 31, 2011, respectively. For the three months ended June 30, 2012 and 2011, amortization expense for the identified intangible assets was approximately $0.1 million and $0.5 million, respectively. For the six months ended June 30, 2012 and 2011, amortization expense for identified intangible assets was approximately $0.2 million and $1.0 million, respectively,.

Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2012	$349
2013	$349
2014	$349
2015	$349
2016	$251

(f)	Cash and Cash Equivalents

The Company considers all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of June 30, 2012 and December 31, 2011 include approximately $4.7 million and $4.2 million, respectively, of restricted cash. Cash is generally restricted for risk and insurance purposes.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

(g)	Notes Receivable

Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, unamortized discounts or premiums, and an allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases the Company finances the sales of homes to its customers (referred to as “Chattel Loans”) which loans are secured by the homes. The valuation of an allowance for doubtful accounts for the Chattel Loans is calculated based on delinquency trends, average annual default rates, loss rates and the current estimated market value of the underlying manufactured home collateral.

During the year ended December 31, 2011, the Company purchased Chattel Loans that were recorded at fair value at the time of acquisition under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”). (See Note 19 in the Notes to Consolidated Financial Statements contained in the 2011 Form 10-K for a detailed description of our recent Acquisition (as defined herein).) The fair value of these Chattel Loans includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these Chattel Loans as of the transaction date. The fair value is estimated based on a number of factors including customer delinquency status, FICO scores, the original down payment amount and below-market stated interest rates. Through June 30, 2012, the short-term historical performance of these loans has indicated a default rate and a recovery rate which are slightly higher than originally estimated. Management regularly reviews these assumptions and may adjust its estimates as needed as more information becomes available. A probable decrease in management’s expectation of future cash collections related to these Chattel Loans could result in the need to record an allowance for credit losses in the future. Due to the size of the Chattel Loan pool and maturity dates ranging up to 29 years, future credit losses or changes to interest income could be significant.

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

Certain of the Company’s Contracts Receivable were recorded at fair value at the time of acquisition under the FASB ASC 310-30. The fair value of these Contracts Receivable included an estimate of losses that were expected to be incurred over the estimated lives of these Contracts Receivable, and therefore no allowance for losses was recorded for these Contracts Receivable as of the transaction date. Through June 30, 2012, the credit performance of these Contracts Receivable has been better than the assumptions used in determining its initial fair value, and the Company regularly updates its expectations regarding the amounts and timing of future cash flows.

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

Approximately 70 Florida Properties suffered damage from five hurricanes that struck the state during 2004 and 2005. The Company estimates its total claim to be approximately $21.0 million and has made claims for full recovery of these amounts, subject to deductibles. On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. (See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion of this lawsuit.) The Company has received proceeds from insurance carriers of approximately $14.7 million through June 30, 2012. The proceeds were accounted for in accordance with the Codification Topic “Contingencies” (“FASB ASC 450”).

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

The Company’s mortgage notes payable, a fair value of approximately $2.3 billion, were measured using quoted prices and observable inputs from similar liabilities (Level 2). At June 30, 2012, the Company’s cash flow hedge of interest rate risk included in accrued payroll and other operating expenses, was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivative. Any adjustments resulting from credit risk are recorded as a change in fair value of derivative and amortization in the current period Consolidated Statements of Income and Comprehensive Income. The fair values of the Company’s remaining financial instruments approximate their carrying or contract values.

(l)	Deferred Financing Costs, net

Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with, Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $17.7 million and $15.1 million at June 30, 2012 and December 31, 2011, respectively.

(m)	Revenue Recognition

The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. The Company will reserve for receivables when it believes the ultimate collection is less than probable. The Company’s allowance for uncollectible rents receivable was approximately $4.4 million as of June 30, 2012 and December 31, 2011.

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

The Company accounts for the Preferred Stock in accordance with the Codification Topic “Distinguishing Liabilities from Equity – SEC Materials” (“FASB ASC 480-10-S99”). Holders of the Series A Preferred Stock have certain preference rights with respect to the common stock. Based on the Company’s analysis, for the year ended December 31, 2011, the Series A Preferred Stock had been classified as redeemable interests outside of permanent equity in the mezzanine section of the Company’s Consolidated Balance Sheets as a result of certain registration requirements or other terms. On May 8, 2012, the ability to issue shares upon conversion of the Series A Preferred Stock was approved by the Company’s common shareholders. As a result, at June 30, 2012, the Series A Preferred Stock has been classified as redeemable interests inside of permanent equity on the Company’s Consolidated Balance Sheet.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of ASU 2011-08 are effective for reporting periods beginning after December 15, 2011. The adoption of this update, when the Company performs its annual impairment test, is not expected to have an impact on the Company’s consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011 (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerators:
Net Income Available for Common Shares – Fully Diluted:

Net income available for Common Shares – basic	$2,064	$6,827	$14,496	$25,787
Amounts allocated to dilutive securities	197	789	1,388	3,410

Net income available for Common Shares – fully diluted	$2,261	$7,616	$15,884	$29,197

Denominator:
Weighted average Common Shares outstanding – basic	41,131	32,629	41,110	31,817
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	3,956	4,312	3,968	4,324
Employee stock options and restricted shares	303	321	309	300

Weighted average Common Shares outstanding – fully diluted	45,390	37,262	45,387	36,441

Earnings per Common Share – Basic:
Net income available for Common Shares	$0.05	$0.21	$0.35	$0.81

Earnings per Common Share – Fully Diluted:
Net income available for Common Shares	$0.05	$0.20	$0.35	$0.80

Note 3 – Common Stock and Other Equity Related Transactions

On June 29, 2012, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock to Series A preferred stockholders of record on June 18, 2012. On March 30, 2012, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock to Series A preferred stockholders of record on March 19, 2012.

On July 13, 2012, the Company paid a $0.4375 per share distribution to common stockholders of record on June 29, 2012. On April 13, 2012, the Company paid a $0.4375 per share distribution to common stockholders of record on March 30, 2012.

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

As of June 30, 2012, the Company had no Properties designated as held for disposition pursuant to FASB ASC 360-10-35.

Note 5 – Investment in Joint Ventures

The Company recorded approximately $1.3 million of equity in income from unconsolidated joint ventures, net of approximately $0.6 million of depreciation expense for each of the six months ended June 30, 2012 and 2011. The Company received approximately $1.1 million and $1.3 million in distributions from such joint ventures, which were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, respectively. Distributions include amounts received from the sale or liquidation of equity in joint venture investments.

The following table summarizes the Company’s investment in unconsolidated joint ventures (with the number of Properties shown parenthetically as of June 30, 2012 and December 31, 2011):

					Investment as of		JV Income for the Six Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		June 30, 2012	December 31, 2011	June 30, 2012	June 30, 2011
Meadows	Various (2)	1,027	50%		$841	$580	$511	$486
Lakeshore	Florida (2)	342	65%		125	124	118	127
Voyager	Arizona (1)	1,706	50	%(b)	7,430	7,647	632	712
Other	Various (0)	—	20%		200	206	(6)	—

		3,075			$8,596	$8,557	$1,255	$1,325

(a)	The percentages shown approximate the Company’s economic interest as of June 30, 2012. The Company’s legal ownership interest may differ.
(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 25% interest in the utility plant servicing the Property.

Note 6 – Notes Receivable

As of June 30, 2012 and December 31, 2011, the Company had approximately $56.3 million and $64.2 million in notes receivable, respectively. As of June 30, 2012 and December 31, 2011, included in notes receivable, the Company had approximately $36.4 million and $43.4 million, respectively, in Chattel Loans receivable, which require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of June 30, 2012, the Chattel Loans receivable yielded interest at a stated per annum average rate of approximately 7.8% and had an average term remaining of approximately 14 years. These notes are recorded net of allowances of approximately $0.4 million as of June 30, 2012 and December 31, 2011. During the six months ended June 30, 2012 and year ended December 31, 2011, approximately $2.9 million and $2.6 million, respectively, was repaid, and an additional $0.3 million in each year was loaned to customers and approximately $4.0 million and $2.7 million, respectively, of homes serving as collateral for Chattel Loans were repossessed and converted to rental units.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 6 – Notes Receivable (continued)

As of June 30, 2012 and December 31, 2011, the Company had approximately $15.5 million and $16.4 million, respectively, of Contracts Receivable, including allowances of approximately $0.8 million and $1.0 million, respectively. These Contracts Receivable represent loans to customers who have entered right-to-use contracts. The Contracts Receivable yield interest at a stated per annum average rate of 16.0%, have a weighted average term remaining of approximately 4 years and require monthly payments of principal and interest. During the six months ended June 30, 2012 and year ended December 31, 2011, approximately $3.7 million and $7.3 million, respectively, were repaid and an additional $2.6 million and $6.6 million, respectively, were lent to customers.

Note 7 – Borrowing Arrangements

Mortgage Notes Payable

As of June 30, 2012 and December 31, 2011, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $2,088 million and $2,085 million, respectively. The weighted average interest rate including the fair market value adjustment on this mortgage indebtedness for the six months ended June 30, 2012 was approximately 5.5% per annum. The debt bears interest at rates of 4.7% to 8.9% per annum and matures on various dates ranging from 2012 to 2023. The debt encumbered a total of 174 of the Company’s Properties as of June 30, 2012 and December 31, 2011, and the carrying value of such Properties was approximately $2,585 million and $2,578 million, respectively, as of such dates.

During the three months ended June 30, 2012, the Company closed on approximately $85.5 million of financing proceeds on two RV resorts with a weighted average interest rate of 5.1% per annum, maturing in 2022. The Company used the proceeds to pay off the mortgages on these two properties, which were set to mature on June 1, 2014, totaling approximately $63.3 million, with a weighted average interest rate of 5.4% per annum.

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

Unsecured Line of Credit

As of June 30, 2012 and December 31, 2011, the Company’s unsecured Line of Credit (“LOC”) had an availability of $380 million of which no amounts were outstanding. The Company’s LOC with a maximum borrowing capacity of $380 million bore interest at a LIBOR rate plus 1.65% to 2.50%, contained a 0.30% to 0.40% facility fee as well as certain other customary negative and affirmative covenants and had a maturity date of September 18, 2015. The Company had an eight-month extension option under the LOC, subject to payment by it of certain administrative fees and the satisfaction of certain other enumerated conditions. The spread over LIBOR and the facility fee pricing were variable based on leverage throughout the term of the LOC.

On July 20, 2012, the Company amended its LOC to (i) extend the maturity of the line of credit to September 15, 2016, (ii) lengthen the extension option to one-year, (iii) decrease the per annum interest rate to LIBOR plus a maximum of 1.40% to 2.00%, bearing a facility rate of 0.25% to 0.40% and (iv) effect certain other ministerial changes.

As of June 30, 2012, the Company is in compliance with covenants on its borrowing arrangements.

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 8 – Derivative Instruments and Hedging Activities

Cash Flow Hedges of Interest Rate Risk

In connection with the Term Loan, the Company entered into a three-year $200.0 million LIBOR notional swap agreement. (See Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for information about the Term Loan related to the $200.0 million notional swap.) The Swap fixes the underlying LIBOR rate on the Term Loan at 1.11% per annum for the first three years. Based on actual leverage as of June 30, 2012, the Company’s spread over LIBOR was 1.95% resulting in an actual all-in interest rate of 3.06% per annum. The Company has designated the swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedge during the three months and six months ended June 30, 2012.

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

Derivative Instruments and Hedging Activities

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (amounts in thousands).

	Balance Sheet Location	June 30, 2012	December 31, 2011
Interest Rate Swap	Accrued payroll and other operating expenses	$2,959	$2,547

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2012 and 2011.

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI	Amount of loss reclassified from accumulated OCI into income (effective portion)
	June 30, 2012	June 30, 2011	into income (effective portion)	June 30, 2012	June 30, 2011
Interest Rate Swap	$471	$336	Interest Expense	$437	$—

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2012 and 2011.

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI	Amount of loss reclassified from accumulated OCI into income (effective portion)
	June 30, 2012	June 30, 2011	into income (effective portion)	June 30, 2012	June 30, 2011
Interest Rate Swap	$1,271	$336	Interest Expense	$859	$—

The Company determined that no adjustment was necessary for nonperformance risk on its derivative obligation. As of June 30, 2012, the Company has not posted any collateral related to this agreement.

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

Components of the change in deferred revenue-right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Six Months Ended June 30,
	2012	2011
Deferred revenue – right-to-use contracts, as of January 1,	$56,285	$44,349

Deferral of new right-to-use contracts	5,186	8,710
Deferred revenue recognized	(3,295)	(2,800)

Net increase in deferred revenue	1,891	5,910

Deferred revenue – right-to-use contracts, as of June 30,	$58,176	$50,259

Deferred commission expense, as of January 1,	$19,687	$14,898

Costs deferred	2,010	3,256
Commission expense recognized	(1,113)	(909)

Net increase in deferred commission expense	897	2,347

Deferred commission expense, as of June 30,	$20,584	$17,245

Note 10 – Stock Option Plan and Stock Grants

The Company accounts for its stock-based compensation in accordance with the Codification Topic “Compensation – Stock Compensation” (“FASB ASC 718”).

Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Income and Comprehensive Income, for the six months ended June 30, 2012 and 2011, was approximately $3.3 million and $3.0 million, respectively.

On May 8, 2012, the Company awarded Restricted Stock Grants for 16,000 shares of common stock at a fair market value of approximately $1.1 million to the Board of Directors. One-third of the shares of restricted common stock covered by these awards vests on each of November 8, 2012, May 8, 2013, and May 8, 2014.

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

In connection with the decision of the Company’s Executive Vice President-Property Management, Ellen Kelleher, to retire on December 31, 2012, the form of her remaining 2012 compensation was changed on July 3, 2012 to a fixed amount of cash totaling approximately $1.4 million to be paid over the remainder of the year. Ms. Kelleher will receive no other payments and has relinquished the restricted stock awarded to her in 2012.

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

The Committee has responsibility for administering the 2010 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or events. The Company’s executive officers are not participants in the 2010 LTIP. The Eligible Payment will be paid in cash upon completion of the Company’s annual audit for the 2012 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2010 LTIP and, including employer costs, is currently estimated to be approximately $2.7 million. As of June 30, 2012 and December 31, 2011, the Company had accrued compensation expense of approximately $2.2 million and $1.8 million, respectively, for the 2010 LTIP including approximately $0.4 million and $1.1 million, respectively, in the six months ended June 30, 2012 and year ended December 31, 2011.

The Company is accounting for the 2010 LTIP in accordance with FASB ASC 718. The amount accrued for the 2010 LTIP reflects the Committee’s evaluation of the 2010 LTIP based on forecasts and other information presented to the Committee and are subject to performance in line with forecasts and final evaluation and determination by the Committee. There can be no assurances that the Company’s estimates of the probable outcome will be representative of the actual outcome.

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

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies (continued)

In view of that adverse final decision on its rent increase petition, on January 31, 2012 the Company filed a new complaint in federal court alleging that the City’s ordinance effectuates a regulatory and private taking of the Company’s property and is unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. On April 2, 2012, the City filed a motion to dismiss the new complaint. That motion was set for May 7, 2012, but has not yet been ruled on. In addition, on February 1, 2012, the Company also filed in state court a petition for a writ of administrative mandamus seeking orders correcting and vacating the decisions of the City and its Manufactured Home Fair Practices Commission, and directing that the Company’s rent increase petition be granted.

Colony Park

On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that the Company had failed to properly maintain the Property and had improperly reduced the services provided to the tenants, among other allegations. The Company answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case proceeded in Superior Court because the Company’s motion to compel arbitration was denied and the denial was upheld on appeal. Trial of the case began on July 27, 2010. After just over three months of trial in which the plaintiffs asked the jury to award a total of approximately $6.8 million in damages, the jury rendered verdicts awarding a total of less than $44,000 to six out of the 72 plaintiffs, and awarding nothing to the other 66 plaintiffs. The plaintiff’s who were awarded nothing filed a motion for a new trial or alternatively for judgment notwithstanding the jury’s verdict, which the Court denied on February 14, 2011. All but 3 of the 66 plaintiffs to whom the jury awarded nothing have appealed. The briefing on that appeal has been completed, but a date for oral argument remains to be set by the Court of Appeal.

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

California and Washington Wage Claim Class Actions

On October 16, 2008, the Company was served with a class action lawsuit in California state court filed by a single named plaintiff (the “California Case”). The suit alleged that, at the time the Company acquired the assets of Privileged Access, LP and its affiliates (“PA”), the Company and other named defendants willfully failed to pay former California employees of PA who became employees of the Company all of the wages they earned during their employment with PA, including accrued vacation time. The suit also alleged that the Company improperly “stripped” those employees of their seniority. The suit asserts claims for alleged violation of the California Labor Code; alleged violation of the California Business & Professions Code and for alleged unfair business practices; alleged breach of contract; alleged breach of the duty of good faith and fair dealing; and for alleged unjust enrichment. The original complaint sought, among other relief, compensatory and statutory damages; restitution; pre-judgment and post-judgment interest; attorney’s fees, expenses and costs; penalties; and exemplary and punitive damages. The complaint did not specify a dollar amount sought. The Court granted in part without leave to amend and in part with leave to amend the Company’s motions seeking dismissal of the plaintiff’s original complaint and various amended complaints. Discovery proceeded on the remaining claims in the third amended complaint. On February 15, 2011, the Court granted plaintiff’s motion for class certification.

On December 16, 2008, the Company was served with a class action lawsuit in Washington state court (“the Washington Case”) filed by a single named plaintiff, represented by the same counsel as the plaintiff in the California Case. The complaint asserted on behalf of a putative class of Washington employees of PA who became employees of the Company substantially similar allegations as are alleged in the California class action. The Company moved to dismiss the complaint. On April 3, 2009, the court dismissed: (1) the first cause of action, which alleged a claim under the Washington Labor Code for failure to pay accrued vacation time; (2) the second cause of action, which alleged a claim under the Washington Labor Code for unpaid wages on termination; (3) the third cause of action, which alleged a claim under the Washington Labor Code for payment of wages less than entitled; and (4) the fourth cause of action, which alleged a claim under the Washington Consumer Protection Act. The court did not dismiss the fifth cause of action for breach of contract, the sixth cause of action for breach of the duty of good faith and fair dealing; or the seventh cause of action for unjust enrichment. On May 22, 2009, the Company filed a motion for summary judgment on the causes of action not previously dismissed, which was denied. With leave of court, the plaintiff filed an amended complaint, the material allegations of which the Company denied in an answer filed on September 11, 2009. On July 30, 2010, the named plaintiff died as a result of an unrelated accident.

On November 22, 2011, the parties agreed to a settlement the principal terms of which are that, without admitting any liability, the Company would pay $0.5 million in cash, would provide on a one-time basis one week of vacation to the vacation balance of any class member who on August 13, 2008 had at least five years of service with a PA affiliate (the cost of which to the Company would be approximately $0.1 million), and would receive in exchange a full release and dismissal with prejudice of all individual and class claims, including claims for attorneys’ fees and costs, in both the California Case and the Washington Case. The Courts in both the California Case and the Washington Case have entered orders of final approval of the settlement.

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

On August 19, 2011, the Company filed an answer generally denying the allegations of the complaint, and asserting affirmative defenses. On August 23, 2011, the Company removed the case from the California state court to the federal district court in San Jose. On July 23, 2012, the Company filed a motion to deny class certification. On July 24, 2012, the plaintiffs filed a motion for leave to amend their class action complaint to add four additional named plaintiffs. The Company will vigorously defend the lawsuit.

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

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 13 – Acquisitions

On May 31, 2011, the Company’s operating partnership entered into purchase and other agreements (the “Purchase Agreements”) to acquire a portfolio of 75 manufactured home communities and one RV resort (the “Acquisition Properties”) containing 31,167 sites on approximately 6,500 acres located in 16 states (primarily located in Florida and the northeastern region of the United States) and certain manufactured homes and loans secured by manufactured homes located at the Acquisition Properties which the Company refers to as the “Home Related Assets” for a stated purchase price of $1.43 billion (the “Acquisition”). For the three and six months ended June 30, 2012, revenues for the 75 Acquisition Properties, included in the Consolidated Statements of Income and Comprehensive Income for the Company were approximately $41.6 and $83.5 million, respectively.

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

The Company engaged a third-party to assist with its purchase price allocation for the Acquisition and is in the process of completing its allocation. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in the Acquisition for the period ended June 30, 2012, which we determined using level two and level three inputs (amounts in thousands). The fair value is a preliminary estimate in accordance with FASB ASC 805 and adjustments, if any, are not expected to have a material impact on the consolidated financial statements.

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

Unaudited Pro Forma Results of Operations(1)

(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Total revenues	$174,827	$167,116	$356,119	$341,440
Net income available for Common Shares	$18,858	$3,471	$48,049	$17,289
Earnings per Common Share – Basic	$0.46	$0.09	$1.17	$0.43
Earnings per Common Share – Fully Diluted(2)	$0.46	$0.09	$1.16	$0.43

1.	The following expenses, except for c. below, are not reflected in the Unaudited Pro Forma Results of Operations for the three and six months ended June 30, 2011 as they are either short-term in nature or are not reflective of the historical results of the Company or the seller:

a.	The Company has estimated that its annual incremental property management expenses associated with the Acquisition are approximately $5.5 million.

b.	The Company has estimated that its annual incremental general and administrative expenses associated with the Acquisition, including Chattel Loan servicing, are approximately $1.6 million.

c.	For the three and six months ended June 30, 2011, the Company has estimated the amortization expense of an intangible asset for in-place leases to be approximately $74.0 million. The estimated useful life for acquired in-place leases is one year.

2.	For the three and six months ended June 30, 2011, the Company’s weighted average of approximately 4.6 million common OP units (which were dilutive to the Company’s historical operations) were anti-dilutive, and therefore are excluded from the computation of the Pro Forma Earnings per Common Share – Fully Diluted.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months ended June 30, 2012 and 2011.

The following tables summarize the Company’s segment financial information for the three months ended June 30, 2012 and 2011 (amounts in thousands):

Three Months Ended June 30, 2012

	Property	Home Sales and Rentals
	Operations	Operations	Consolidated
Operations revenues	$165,222	$5,650	$170,872
Operations expenses	(81,684)	(4,546)	(86,230)

Income from segment operations	83,538	1,104	84,642
Interest income	782	1,495	2,277
Depreciation on real estate	(24,721)	(1,506)	(26,227)
Amortization of in-place leases	(17,930)	(471)	(18,401)

Income from operations	41,669	622	42,291

Reconciliation to Consolidated net income
Other revenues			1,678
General and administrative			(6,957)
Interest and related amortization			(30,838)
Rent control initiatives and other			(367)
Equity in income of unconsolidated joint ventures			492

Consolidated net income			$6,299

Total assets	$3,270,412	$228,238	$3,498,650

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 14 – Reportable Segments (continued)

Three Months Ended June 30, 2011

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$122,506	$3,023	$125,529
Operations expenses	(65,745)	(2,293)	(68,038)

Income from segment operations	56,761	730	57,491
Interest income	768	199	967
Depreciation on real estate	(17,271)	(952)	(18,223)

Income from operations	40,258	(23)	40,235

Reconciliation to Consolidated net income
Other revenues			1,194
General and administrative			(6,011)
Acquisition Costs			(2,117)
Interest and related amortization			(21,458)
Rent control initiatives and other			(730)
Equity in income of unconsolidated joint ventures			541

Consolidated net income			$11,654

Total assets	$2,222,332	$146,221	$2,368,553

The following tables summarize the Company’s segment financial information for the six months ended June 30, 2012 and 2011 (amounts in thousands):

Six Months Ended June 30, 2012

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$336,964	11,082	348,046
Operations expenses	(159,800)	(8,700)	(168,500)

Income from segment operations	177,164	2,382	179,546
Interest income	1,636	3,162	4,798
Depreciation on real estate	(49,398)	(2,928)	(52,326)
Amortization of in-place leases	(35,824)	(942)	(36,766)

Income from operations	93,578	1,674	95,252

Reconciliation to Consolidated net income
Other revenues			3,275
General and administrative			(13,189)
Interest and related amortization			(61,794)
Rent control initiatives and other			(846)
Equity in income of unconsolidated joint ventures			1,255

Consolidated net income			$23,953

Total assets	$3,270,412	$228,238	$3,498,650
Capital improvements	$13,348	$17,212	$30,560

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 14 – Reportable Segments (continued)

Six Months Ended June 30, 2011

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$252,871	6,063	258,934
Operations expenses	(127,832)	(5,018)	(132,850)

Income from segment operations	125,039	1,045	126,084
Interest income	1,581	403	1,984
Depreciation on real estate	(34,484)	(1,825)	(36,309)

Income from operations	92,136	(377)	91,759

Reconciliation to Consolidated net income
Other revenues			1,915
General and administrative			(11,658)
Acquisition Costs			(2,117)
Interest and related amortization			(42,847)
Rent control initiatives and other			(1,091)
Equity in income of unconsolidated joint ventures			1,325

Consolidated net income			$37,286

Total assets	$2,222,332	$146,221	$2,368,553
Capital improvements	$8,725	15,753	$24,478

The following table summarizes the Company’s financial information for the Property Operations segment for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Community base rental income	$103,197	$66,408	$206,151	$132,591
Resort base rental income	30,408	29,251	67,987	65,719
Right-to-use annual payments	12,221	12,563	23,972	24,575
Right-to-use contracts current period, gross	2,942	4,857	5,186	8,710
Right-to-use contracts current period, deferred	(1,285)	(3,414)	(1,891)	(5,910)
Utility income and other	17,582	12,484	33,985	25,546
Ancillary services revenues, net	157	357	1,574	1,640

Total property operations revenues	165,222	122,506	336,964	252,871

Expenses:
Property operating and maintenance	58,327	47,655	112,769	91,966
Real estate taxes	11,952	8,161	24,474	16,218
Sales and marketing, gross	2,633	3,083	4,276	5,339
Sales and marketing deferred commissions, net	(655)	(1,347)	(897)	(2,347)
Property management	9,427	8,193	19,178	16,656

Total property operations expenses	81,684	65,745	159,800	127,832

Income from property operations segment	$83,538	$56,761	$177,164	$125,039

Equity LifeStyle Properties, Inc.

Notes to Consolidated Financial Statements

Note 14 – Reportable Segments (continued)

The following table summarizes the Company’s financial information for the Home Sales and Rentals Operations segment for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Gross revenue from home sales	$1,960	$1,288	$4,020	$2,645
Brokered resale revenues, net	332	214	661	467
Rental home income (a)	3,358	1,521	6,401	2,951

Total revenues	5,650	3,023	11,082	6,063

Expenses:
Cost of home sales	2,602	1,049	4,818	2,468
Home selling expenses	403	406	736	883
Rental home operating and maintenance	1,541	838	3,146	1,667

Total expenses	4,546	2,293	8,700	5,018

Income from home sales and rentals operations segment	$1,104	$730	$2,382	$1,045

(a)	Does not include approximately $8.9 million and $5.1 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $16.6 million and $9.8 million for the six months ended June 30, 2012 and 2011, respectively , of site rental income included in Community base rental income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of June 30, 2012, the Company owned or had an ownership interest in a portfolio of 382 Properties located throughout the United States and Canada containing 141,077 residential sites. These Properties are located in 32 states and British Columbia, with the number of Properties in each state or province shown parenthetically, as follows: Florida (119), California (49), Arizona (41), Michigan (15), Pennsylvania (15), Texas (15), Washington (15), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Indiana (7), Nevada (7), New York (7), Virginia (7), Maine (5), Massachusetts (5), Wisconsin (5), Idaho (4), Illinois (4), Minnesota (4), New Jersey (4), South Carolina (3), Utah (3), Maryland (2), New Hampshire (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1) and British Columbia (1).

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

The following chart lists the Properties acquired, invested in, or sold since January 1, 2011 through June 30, 2012.

Property	Transaction Date	Sites

Total Sites as of January 1, 2011		111,002
Property or Portfolio (# of Properties in parentheses):
Acquisitions:
Acquisition Properties (35)	July 1, 2011	12,044
Acquisition Properties (16)	August 1, 2011	7,817
Acquisition Properties (7)	September 1, 2011	3,105
Acquisition Properties (2)	October 3, 2011	1,573
Acquisition Properties (1)	October 11, 2011	521
Acquisition Properties (7)	October 21, 2011	2,810
Acquisition Properties (7)	December 7, 2011	2,259

Expansion Site Development and other:
Sites added (reconfigured) in 2011		1
Sites added (reconfigured) in 2012		(55)

Total Sites as of June 30, 2012		141,077

Since January 1, 2011, the gross investment in real estate has increased from $2,585 million to $4,111 million as of June 30, 2012.

Outlook

Occupancy in the Company’s Properties as well as its ability to increase rental rates directly affects revenues. The Company’s revenue streams are predominantly derived from customers renting its sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.

The Company has approximately 95,100 annual sites, approximately 9,000 seasonal sites, which are leased to customers generally for three to six months, and approximately 9,600 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. The Company expects to service over 100,000 customers at its transient sites and the Company considers this revenue stream to be its most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, the Company has approximately 24,300 sites designated as right-to-use sites which are primarily utilized to service the approximately 96,000 customers who have entered into right-to-use contracts. The Company also has interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of
June 30, 2012 (rounded to 000’s)
Community sites	74,100
Resort sites:
Annual	21,000
Seasonal	9,000
Transient	9,600
Right-to-use (1)	24,300
Joint Ventures (2)	3,100

141,100

(1)	Includes approximately 4,000 sites rented on an annual basis.
(2)	Joint venture income is included in Equity in income of unconsolidated joint ventures.

A significant portion of the Company’s rental agreements on community sites are directly or indirectly tied to published CPI statistics that are issued from June through September each year. The Company currently expects its 2012 Core community base rental income to increase approximately 2.9% as compared to 2011.

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

The Company’s manufactured home rental operations have been increasing since 2007. As of June 30, 2012, occupied manufactured home rentals increased to 5,068, or 458.8%, from 907 for the year ended December 31, 2007. Net operating income from rental operations increased to approximately $23.1 million, of which approximately $23.9 million of rental operations revenue was included in community base rental income, for the year ended December 31, 2011 from approximately $5.9 million, of which approximately $5.4 million of rental operations revenue was included in community base rental income, for the year ended December 31, 2007 The Company believes that, unlike the home sales business, at this time it competes effectively with other types of rentals (i.e. apartments). The Company continues to evaluate home rental operations and may continue to invest in additional units.

In the Company’s resort Properties, the Company continues to work on extending customer stays. The Company has had success lengthening customer stays.

In the spring of 2010, the Company introduced low-cost membership products that focus on the installed base of almost eight million RV owners. Such products may include right-to-use contracts that entitle the customer to use certain properties (the “Agreements”). The Company is offering a Zone Park Pass (“ZPP”), which can be purchased for one to four zones of the United States and require annual payments of $499. This replaces high cost products that were typically entered into at Properties after tours and lengthy sales presentations. The Company historically incurred significant costs to generate leads, conduct tours and make the sales presentations. A single zone ZPP requires no upfront payment while passes for additional zones require modest upfront payments. Since inception the Company has entered into approximately 16,500 ZPP’s. For the six months ended June 30, 2012, the Company entered into approximately 4,700, or a 38.2% increase from approximately 3,400 for the six months ended June 30, 2011.

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

Critical Accounting Policies and Estimates

Refer to the 2011 Form 10-K for a discussion of the Company’s critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, notes receivable and accounting for stock compensation. There have been no changes to these policies during the six months ended June 30, 2012.

Comparison of the Three months ended June 30, 2012 to the Three months ended June 30, 2011

Income from Property Operations

The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the three months ended June 30, 2012 and 2011 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2010 and which have been owned and operated by the Company continuously since January 1, 2011. Core growth percentages exclude the impact of GAAP deferrals of up-front payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Community base rental income	$68,382	$66,399	$1,983	3.0%	$103,197	$66,408	$36,789	55.4%
Rental home income	1,955	1,521	434	28.5%	3,358	1,521	1,837	120.8%
Resort base rental income	30,301	29,251	1,050	3.6%	30,408	29,251	1,157	4.0%
Right-to-use annual payments	12,221	12,563	(342)	(2.7%)	12,221	12,563	(342)	(2.7%)
Right-to-use contracts current period, gross	2,942	4,857	(1,915)	(39.4%)	2,942	4,857	(1,915)	(39.4%)
Utility and other income	14,512	12,482	2,030	16.3%	17,582	12,484	5,098	40.8%

Property operating revenues, excluding deferrals	130,313	127,073	3,240	2.5%	169,708	127,084	42,624	33.5%
Property operating and maintenance	48,799	47,625	1,174	2.5%	58,327	47,655	10,672	22.4%
Rental home operating and maintenance	873	838	35	4.2%	1,541	838	703	83.9%
Real estate taxes	7,909	8,152	(243)	(3.0%)	11,952	8,161	3,791	46.5%
Sales and marketing, gross	2,631	3,083	(452)	(14.7%)	2,633	3,083	(450)	(14.6%)

Property operating expenses, excluding deferrals and Property management	60,212	59,698	514	0.9%	74,453	59,737	14,716	24.6%
Income from property operations, excluding deferrals and Property management	70,101	67,375	2,726	4.0%	95,255	67,347	27,908	41.4%
Property management	8,121	8,192	(71)	(0.9%)	9,427	8,193	1,234	15.1%

Income from property operations, excluding deferrals	$61,980	$59,183	$2,797	4.7%	$85,828	$59,154	$26,674	45.1%

The 2.5% increase in the Core Portfolio property operating revenues, primarily includes the following changes (i) a 2.4% increase in rates in community base rental income and a 0.6% increase in occupancy, (ii) an increase in rental home income of 28.5%, (iii) a 3.6% increase in revenues in core resort base rental income, as described in table below, (iv) a decrease of 39.4% in right-to-use contracts and (v) a 16.3% increase in utility and other income. The decrease in right-to-use contracts is discussed below. Utility and other income, for the three months ended June 30, 2012, includes the accelerated recognition of $2.1 million of revenue related to the early termination of a multi-year cable service agreement.

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Annual	$21,430	$20,662	$768	3.7%	$21,534	$20,662	$872	4.2%
Seasonal	2,653	2,561	92	3.6%	2,655	2,561	94	3.7%
Transient	6,218	6,028	190	3.2%	6,219	6,028	191	3.2%

Resort base rental income	$30,301	$29,251	$1,050	3.6%	$30,408	$29,251	$1,157	4.0%

The 0.9% increase in property operating expenses in the Core Portfolio, excluding property management, primarily reflects (i) a 2.5% in crease in property operating and maintenance expenses, (ii) a 4.2% increase in rental home operating and maintenance, (iii) a 3.0% decrease in property taxes, and (iv) a 14.7% decrease in sales and marketing expenses. Sales and marketing expenses are all related to the costs incurred for the entry or upgrade of right-to-use contracts. Property operating and maintenance for the three months ended June 30, 2012 includes approximately $0.4 million of repair and maintenance costs for storms related clean-up and expenses.

The increase in Total Portfolio income from property operations is primarily due to the acquisition of 75 Acquisition Properties during the six months ended December 31, 2011 (See Note 13 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for details regarding the Acquisition.)

The following growth rate percentages are before property management (amounts in thousands):

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$127,371	$122,216	$5,155	4.2%	$166,766	$122,227	$44,539	36.4%
Property operating expenses, excluding Sales and marketing, gross	57,581	56,615	966	1.7%	71,820	56,654	15,166	26.8%

Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$69,790	$65,601	$4,189	6.4%	$94,946	$65,573	$29,373	44.8%

The Core Portfolio and Total Portfolio property operating revenues for the three months ended June 30, 2012 were negatively impacted by the temporary cessation of the entry into right-to-use contracts (membership upgrades) in connection with sales force training and the roll out of new membership upgrade products during the three months ended March 31, 2012. As a result, membership upgrade sales, which are included in right-to-use contracts current period, gross, were down $1.9 million compared to the three months ended June 30, 2011. The decrease in right-to-use contracts for the three months ended June 30, 2012 was offset by a $0.5 million decrease in sales and marketing expenses, resulting in a net decline of $1.4 from these activities compared to the three months ended June 30, 2011.

Home Sales Operations

The following table summarizes certain financial and statistical data for the Home Sales Operations for the three months ended June 30, 2012 and 2011 (amounts in thousands, except home sales volumes).

	2012	2011	Variance	% Change

Gross revenues from new home sales	$193	$338	$(145)	(42.9%)
Cost of new home sales	(148)	(243)	95	39.1%

Gross profit from new home sales	45	95	(50)	(52.6%)

Gross revenues from used home sales	1,767	950	817	86.0%
Cost of used home sales	(2,454)	(806)	(1,648)	(204.5%)

Gross (loss) profit from used home sales	(687)	144	(831)	(577.1%)

Brokered resale revenues and ancillary services revenues, net	489	571	(82)	(14.4%)
Home selling expenses	(403)	(406)	3	0.7%

(Loss) income from home sales operations and other	$(556)	$404	$(960)	(237.6%)

Home sales volumes
New home sales	4	6	(2)	(33.3%)
Used home sales (1)	377	210	167	79.5%
Brokered home resales	257	167	90	53.9%

(1)	Includes one third party home sale for the three months ended June 30, 2011.

The decrease in income from home sales operations and other is primarily due to the loss on used home sales. The increase in volumes of both used home sales and brokered home resales are due to the Acquisition.

Rental Operations

The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the three months ended June 30, 2012 and 2011 (amounts in thousands, except rental unit volumes).

	2012	2011	Variance	% Change
Manufactured homes:
New Home	$4,375	$2,879	1,496	52.0%
Used Home	7,909	3,761	4,148	110.3%

Rental operations revenue (1)	12,284	6,640	5,644	85.0%

Rental home operating and maintenance	(1,541)	(838)	(703)	(83.9%)

Income from rental operations	10,743	5,802	4,941	85.2%
Depreciation on rental homes (2)	(1,483)	(938)	(545)	(58.1%)

Income from rental operations, net of depreciation	$9,260	$4,864	4,396	90.4%

Gross investment in new manufactured home rental units	$93,081	$71,955	21,126	29.4%
Gross investment in used manufactured home rental units	$66,633	$27,651	38,982	141.0%

Net investment in new manufactured home rental units	$85,117	$66,704	18,413	27.6%
Net investment in used manufactured home rental units	$61,054	$24,720	36,334	147.0%

Number of occupied rentals – new, end of period	1,584	1,063	521	49.0%
Number of occupied rentals – used, end of period	3,484	1,812	1,672	92.3%

(1)	Approximately $8.9 million and $5.1 million for the three months ended June 30, 2012 and 2011, respectively, are included in Community base rental income in the Income from Property Operations table. The remainder is included in Rental home income in the Income from Property Operations table.
(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.

In the ordinary course of business, the Company acquires used homes from customers through purchase, lien sale or abandonment. In a vibrant new home sale market older homes may be removed from sites and replaced with new homes. In other cases, due to the nature of tenancy rights afforded to purchasers, used homes are rented in order to control the site either in the condition received or after warranted rehabilitation. The increase in income from rental operations is primarily due to the increase in the number of rental units and increased occupancy.

Other Income and Expenses

The following table summarizes other income and expenses for the three months ended June 30, 2012 and 2011 (amounts in thousands).

	2012	2011	Variance	% Change
Depreciation on real estate	$(26,227)	$(18,223)	$(8,004)	(43.9%)
Amortization of in-place leases	(18,401)	—	(18,401)	(100.0%)
Interest income	2,388	1,012	1,376	136.0%
Income from other investments, net	1,567	1,149	418	36.4%
General and administrative	(6,957)	(6,011)	(946)	(15.7%)
Acquisition costs	—	(2,117)	2,117	100.0%
Rent control initiatives and other	(367)	(730)	363	49.7%
Interest and related amortization	(30,838)	(21,458)	(9,380)	(43.7%)

Total other expenses, net	$(78,835)	$(46,378)	$(32,457)	(70.0%)

Depreciation on real estate, amortization of in-place leases and interest income increased primarily due to the acquisition of 75 Properties during the year ended December 31, 2011. General and administrative increased primarily due to an increase in professional fees and public company costs due to the Acquisition. Acquisition costs decreased due to costs incurred in 2011 for the Acquisition. Interest expense has increased primarily due to the assumption of approximately $548.0 million of mortgage debt secured by 35 Acquisition Properties, the $200.0 million Term Loan originated July 1, 2011, and the origination of $200.0 million secured debt during the six months ended December 31, 2011.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Income from Property Operations

The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the six months ended June 30, 2012 and 2011 (amounts in thousands).

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Community base rental income	$136,572	$132,570	$4,002	3.0%	$206,151	132,591	73,560	55.5%
Rental home income	3,825	2,952	873	29.6%	6,401	2,951	3,450	116.9%
Resort base rental income	67,693	65,719	1,974	3.0%	67,987	65,719	2,268	3.5%
Right-to-use annual payments	23,972	24,575	(603)	(2.5%)	23,972	24,575	(603)	(2.5%)
Right-to-use contracts current period, gross	5,186	8,710	(3,524)	(40.5%)	5,186	8,710	(3,524)	(40.5%)
Utility and other income	27,579	25,542	2,037	8.0%	33,985	25,546	8,439	33.0%

Property operating revenues, excluding deferrals	264,827	260,068	4,759	1.8%	343,682	260,092	83,590	32.1%
Property operating and maintenance	93,891	91,907	1,984	2.2%	112,769	91,966	20,803	22.6%
Rental home operating and maintenance	1,877	1,668	209	12.5%	3,146	1,667	1,479	88.7%
Real estate taxes	16,161	16,202	(41)	(0.3%)	24,474	16,218	8,256	50.9%
Sales and marketing, gross	4,273	5,339	(1,066)	(20.0%)	4,276	5,339	(1,063)	(19.9%)

Property operating expenses, excluding deferrals and Property management	116,202	115,116	1,086	0.9%	144,665	115,190	29,475	25.6%
Income from property operations, excluding deferrals and Property management	148,625	144,952	3,673	2.5%	199,017	144,902	54,115	37.3%
Property management	16,508	16,654	(146)	(0.9%)	19,178	16,656	2,522	15.1%

Income from property operations, excluding deferrals	$132,117	$128,298	$3,819	3.0%	$179,839	128,246	51,593	40.2%

The 1.8% increase in Core Portfolio property operating revenues, primarily includes the following changes (i) a 2.4% increase in rates in community base rental income and a 0.6% increase in occupancy, (ii) an increase in rental home income of 29.6%, (iii) a 3.0% increase in revenues in core resort base income, as described in table below, (iv) a decrease of 40.5% in right-to-use contracts and (v) a 8.0% increase in utility and other income. The decrease in right-to-use contracts is discussed below. For the six months ended June 30, 2012, utility and other income includes the accelerated recognition of $2.1 million of revenue related to the early termination of a multi-year cable service agreement.

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Annual	$42,599	$40,995	$1,604	3.9%	$42,802	$40,995	$1,807	4.4%
Seasonal	14,177	14,166	11	0.1%	14,255	14,166	89	0.6%
Transient	10,917	10,558	359	3.4%	10,930	10,558	372	3.5%

Resort base rental income	$67,693	$65,719	$1,974	3.0%	$67,987	$65,719	$2,268	3.5%

The 0.9% increase in property operating expenses in the Core Portfolio, excluding property management, primarily reflects (i) a 2.2% increase in property operating and maintenance expenses, (ii) a 12.5% increase in rental home operating and maintenance, (iii) a 0.3% decrease in property taxes and (iv) a 20.0% decrease in sales and marketing expenses. Sales and marketing expenses are all related to the costs incurred for the entry or upgrade of right-to-use contracts.

The increase in Total Portfolio income from property operations is primarily due to the acquisition of 75 Acquisition Properties during the six months ended December 31, 2011 (See Note 13 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for details regarding the Acquisition.)

The following growth rate percentages are before property management (amounts in thousands):

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$259,641	251,358	8,283	3.3%	$338,496	251,382	87,114	34.7%
Property operating expenses, excluding Sales and marketing, gross	111,929	109,777	2,152	2.0%	140,389	109,851	30,538	27.8%

Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$147,712	141,581	6,131	4.3%	$198,107	141,531	56,576	40.0%

The Core Portfolio and Total Portfolio property operating revenues for the six months ended June 30, 2012 were negatively impacted by the temporary cessation of the entry into right-to-use contracts (membership upgrades) in connection with sales force training and the roll out of new membership upgrade products during the six months ended June 30, 2012. As a result, membership upgrade sales, which are included in right-to-use contracts current period, gross, were down $3.5 million compared to the six months ended June 30, 2011. The decrease in right-to-use contracts for the six months ended June 30, 2012 was offset by a $1.1 million decrease in sales and marketing expenses, resulting in a net decline of $2.4 from these activities compared to the six months ended June 30, 2011.

Home Sales Operations

The following table summarizes certain financial and statistical data for the Home Sales Operations for the six months ended June 30, 2012 and 2011 (amounts in thousands, except for home sales volumes).

	2012	2011	Variance	% Change

Gross revenues from new home sales	$897	$1,149	$(252)	(21.9%)
Cost of new home sales	(752)	(1,175)	423	36.0%

Gross profit from new home sales	145	(26)	171	657.7%

Gross revenues from used home sales	3,123	1,496	1,627	108.8%
Cost of used home sales	(4,066)	(1,293)	(2,773)	(214.5%)

Gross(loss) profit from used home sales	(943)	203	(1,146)	(564.5%)

Brokered resale revenues and ancillary services revenues, net	2,235	2,107	128	6.1%
Home selling expenses	(736)	(883)	147	16.6%

Income from home sales operations and other	$701	$1,401	$(700)	(50.0%)

Home sales volumes
New home sales	17	27	(10)	(37.0%)
Used home sales (1)	691	363	328	90.4%
Brokered home resales	520	372	148	39.8%

(1)	Includes one third party home sale for the six months ending June 30, 2011.

The decrease in income from home sales operations and other is primarily due to the increase in the used homes available for sale due to the Acquisition, which resulted in increased used home revenues and expenses. The increase in the cost of used home sales also includes an increase of pull out costs.

Rental Operations

The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the six months ended June 30, 2012 and 2011 (amounts in thousands, except for rental unit volumes).

	2012	2011	Variance	% Change
Manufactured homes:
New Home	8,411	$5,469	2,942	53.8%
Used Home	14,594	7,296	7,298	100.0%

Rental operations revenue (1)	23,005	12,765	10,240	80.2%

Rental home operating and maintenance	(3,146)	(1,667)	(1,479)	(88.7%)

Income from rental operations	19,859	11,098	8,761	78.9%
Depreciation on rental homes	(2,884)	(1,797)	(1,087)	(60.5%)

Income from rental operations, net of depreciation	16,975	$9,301	7,674	82.5%

Gross investment in new manufactured home rental units	$93,081	$71,955	21,126	29.4%
Gross investment in used manufactured home rental units	$66,633	$27,651	38,982	141.0%

Net investment in new manufactured home rental units	$85,117	$66,704	18,413	27.6%
Net investment in used manufactured home rental units	$61,054	$24,720	36,334	147.0%

Number of occupied rentals – new, end of period	1,584	1,063	521	49.0%
Number of occupied rentals – used, end of period	3,484	1,812	1,672	92.3%

(1)	Approximately $16.6 million and $9.8 million for the six months ended June 30, 2012 and 2011, respectively, are included in Community base rental income in the Income from Property Operations table.

The increase in income from rental operations and depreciation expense is primarily due to the increase in the number of rental units including units purchased in the Acquisition.

Other Income and Expenses

The following table summarizes other income and expenses for the six months ended June 30, 2012 and 2011 (amounts in thousands).

	2012	2011	Variance	% Change
Depreciation on real estate	$(52,326)	$(36,309)	$(16,017)	(44.1%)
Amortization of in-place leases	(36,766)	—	(36,766)	(100.0%)
Interest income	5,018	2,051	2,967	144.7%
Income from other investments, net	3,055	1,848	1,207	65.3%
General and administrative	(13,189)	(11,658)	(1,531)	(13.1%)
Acquisition costs	—	(2,117)	2,117	100.0%
Rent control initiatives and other	(846)	(1,091)	245	22.5%
Interest and related amortization	(61,794)	(42,847)	(18,947)	(44.2%)

Total other expenses, net	$(156,848)	$(90,123)	$(66,725)	(74.0%)

Depreciation on real estate, amortization of in-place leases and interest income increased primarily due to the acquisition of 75 Properties during the year ended December 31, 2011. Income from other investments, net increased primarily due to a one-time reimbursement related to insurance plans. General and administrative increased primarily due to increased professional fees due to the Acquisition. Acquisition costs were legal and due diligence costs incurred related to the Acquisition. Rent control initiatives are lower due to decreased activity in the City of San Rafael legal appeal (see Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Interest expense has increased primarily due to the assumption of approximately $548.0 million of mortgage debt secured by 35 Acquisition Properties, the $200.0 million Term Loan originated July 1, 2011, and the origination of $200.0 million secured debt during the six months ended December 31, 2011.

Liquidity and Capital Resources

Liquidity

As of June 30, 2012, the Company had approximately $135.0 million in cash and cash equivalents and $380.0 million available on its Line of Credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under its existing line of credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of its current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. The Company is exploring alternative ways to reduce the Company’s cost of capital, including but not limited to potentially redeeming for cash some or all of its Series A Preferred Stock or replacing the Series A Preferred Stock. The Company believes that under current market conditions, it could issue and sell new series of preferred stock bearing a lower dividend yield than the yield on the Series A Preferred Stock. The Company has approximately $34.2 million of scheduled debt maturities in 2012 (excluding scheduled principal payments on debt maturing in 2012 and beyond). The Company expects to satisfy its 2012 maturities with its existing cash balance.

The table below summarizes cash flow activity for the six months ended June 30, 2012 and 2011 (amounts in thousands).

	For the Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$129,026	$95,269
Net cash used in investing activities	(26,879)	(275,044)
Net cash (used in) provided by financing activities	(37,640)	252,460

Net increase in cash and cash equivalents	$64,507	$72,685

Operating Activities

Net cash provided by operating activities increased $33.8 million for six months ended June 30, 2012, as compared to the net cash provided by operating activities for the six months through June 30, 2011. The increase in cash provided by operating activities is primarily due to an increase in net income from the acquisition of 75 Properties during the last six months of 2011.

Investing Activities

Net cash used in investing activities reflects the impact of the following investing activities:

Notes Receivable Activity

The notes receivable activity during the six months ended June 30, 2012 of $3.7 million in cash inflow reflects net repayments of $2.6 million from the Company’s Chattel Loans, and net repayments of $1.1 million from the Company’s Contracts Receivable. (See Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)

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

Capital Improvements

The table below summarizes capital improvements activity for the six months ended June 30, 2012 and 2011 (amounts in thousands).

	For the Six months ended (1) June 30,
	2012	2011
Recurring Cap Ex (2)	$12,349	$7,995
Development (3)	747	327
New home investments	10,338	11,619
Used home investments	6,873	4,134

Total Property	30,307	24,075

Corporate	253	403

Total Capital improvements	$30,560	$24,478

(1)

Excludes noncash activity of approximately $4.0 million and $0.3 million of used homes acquired by repossessions of Chattel Loans collateral for both the six months ended June 30, 2012 and 2011, respectively.

(2)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.
(3)	Development primarily represents costs to improve and upgrade Property infrastructure or amenities.

Financing Activities

Financing, Refinancing and Early Debt Retirement

2012 Activity

During the quarter ended June 30, 2012, the Company closed on approximately $85.5 million of financing proceeds on two RV resorts with a weighted average interest rate of 5.10% per annum, maturing in 2022. The Company used the proceeds to pay off the mortgages on these two properties, which were set to mature on June 1, 2014, totaling approximately $63.3 million, with a weighted average interest rate of 5.41% per annum.

2011 Activity

During the quarter ended June 30, 2011, the Company paid off eight maturing mortgages totaling approximately $45.5 million, with a weighted average interest rate of 7.00% per annum.

Secured Debt

As of June 30, 2012, the Company’s secured long-term debt balance was approximately $2.1 billion, with a weighted average interest rate of approximately 5.5% per annum. The debt bears interest at rates between 4.7% and 8.9% per annum and matures on various dates primarily ranging from 2012 to 2023. The weighted average term to maturity for the long-term debt is approximately 5.2 years.

Unsecured Debt

As of June 30, 2012, the Company’s unsecured Line of Credit (“LOC”) had an availability of $380 million of which no amounts were outstanding. The Company’s unsecured LOC has a maximum borrowing capacity of $380 million, accrued interest at an annual rate equal to the applicable LIBOR plus 1.65% to 2.50% and contained a 0.30% to 0.40% facility fee as well as certain other customary negative and affirmative covenants. The LOC matured on September 18, 2015 and had an eight-month extension option under the LOC, subject to payment of certain administrative fees and the satisfaction of certain other enumerated conditions. The spread over LIBOR and the facility fee pricing were variable based on leverage throughout the term of the LOC.

On July 20, 2012, the Company amended its LOC to (i) extend the maturity of the line of credit to September 15, 2016, (ii) lengthen the extension option to one-year, (iii) decrease the per annum interest rate to LIBOR plus a maximum of 1.40% to 2.00%, bearing a facility rate of 0.25% to 0.40% and (iv) effect certain other ministerial changes.

Contractual Obligations

As of June 30, 2012, the Company was subject to certain contractual payment obligations as described in the table below (amounts in thousands).

	Total	2012	2013	2014	2015	2016	2017	Thereafter
Long Term Borrowings (1)	$2,260,514	49,293	143,496	159,775	590,509	237,130	301,245	779,066
Interest Expense (2)	597,093	62,663	118,751	109,171	98,276	63,418	52,346	92,468

Total Contractual Obligations	$2,857,607	111,956	262,247	268,946	688,785	300,548	353,591	871,534

Weighted average interest rates	5.08%	5.48%	5.45%	5.43%	5.35%	5.27%	5.78%	5.71%

(1)	Balance excludes net premiums of $27.9 million, primarily due to the fair market value adjustment of the assumption of $515.0 million of secured debt from the Acquisition Properties. Balances include debt maturing and scheduled periodic principal payments.
(2)	Amounts include interest expected to be incurred on the Company’s secured debt based on obligations outstanding as of June 30, 2012.

The Company does not include Preferred Stock dividends, insurance, property taxes and cancelable contracts in the contractual obligations table above.

The Company also leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. Minimum future rental payments under the ground leases are approximately $3.3 million in 2012 and 2013 and approximately $1.9 million in 2014, 2015 and 2016 and approximately $14.0 million thereafter. The decrease in future minimum rental payments assumes that the Company will exercise its option to acquire land at the recently acquired Colony Cove Property on January 1, 2014. The option exercise date is subject to certain assumptions and the timing of the option exercise may be before or after January 1, 2014.

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

Equity Transactions

2012 Activity

On July 13, 2012, the Company paid a $0.4375 per share distribution to common stockholders of record on June 29, 2012. On April 13, 2012, the Company paid a $0.4375 per share distribution to common stockholders of record on March 30, 2012.

On June 29, 2012, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock to preferred stockholders of record on June 18, 2012. On March 30, 2012, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock to preferred stockholders of record on March 19, 2012.

During the six months ended June 30, 2012, the Company received approximately $0.7 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).

2011 Activity

On July 8, 2011, the Company paid a $0.375 per share distribution to common stockholders of record on June 24, 2011. On April 8, 2011, the Company paid a $0.375 per share distribution to common stockholders of record on March 25, 2011.

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

During the six months ended June 30, 2011, the Company received approximately $0.7 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s ESPP.

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

On July 24, 2012, the Company announced that it is exploring alternative ways to reduce its cost of capital, including but not limited to potentially redeeming for cash some or all of its Series A Preferred Stock or replacing the Series A Preferred Stock.

Off Balance Sheet Arrangements

As of June 30, 2012, the Company has no off balance sheet arrangements.

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

The following table presents a calculation of FFO for the three months and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Computation of funds from operations:
Net income available for common shares	$2,064	$6,827	$14,496	$25,787
Income allocated to common OP units	197	789	1,388	3,410
Right-to-use contract upfront payments, deferred, net	1,285	3,414	1,891	5,910
Right-to-use contract commissions, deferred, net	(655)	(1,347)	(897)	(2,347)
Depreciation on real estate assets	24,744	17,285	49,442	34,512
Depreciation on rental homes	1,483	938	2,884	1,797
Amortization of in-place leases	18,401	—	36,766	—
Depreciation on unconsolidated joint ventures	288	307	583	614

Funds from operations available for common shares	$47,807	$28,213	$106,553	$69,683

Weighted average common shares outstanding – fully diluted	45,390	37,262	45,387	36,441

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk the Company faces is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of the Company’s long-term debt obligations is affected by changes in market interest rates. At June 30, 2012, approximately 100% or approximately $2.1 billion of the Company’s outstanding secured debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $104.8 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $110.4 million.

As of June 30, 2012, none of the Company’s outstanding secured debt was short-term. The Company’s $200.0 million Term Loan has variable rates based on LIBOR plus 1.85% to 2.80% per annum, which the Company fixed the underlying LIBOR rate at 1.11% per annum for the first three years.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of June 30, 2012.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control Over Financial Reporting

The Company acquired 75 Acquisition Properties during the year ended December 31, 2011. The Company is in the process of integrating the operations of these Acquisition Properties with those of the Company and incorporating the internal controls and procedures of these Acquisition Properties into our internal control over financial reporting. The Company does not expect this acquisition to materially affect its internal control over financial reporting. The Company will report on its assessment of the combined operations within the one-year time period provided by the Sarbanes-Oxley Act of 2002 and the applicable SEC rules and regulations concerning business combinations. As a result, management excluded certain internal controls, primarily related to the Acquisition Properties, from its assessment of the effectiveness of its internal controls over financial reporting as of June 30, 2012. The Acquisition Properties operations included in the 2012 consolidated financial statements of the Company constituted approximately $1,396 million and $779.3 million of total and net assets, respectively, as of June 30, 2012 and approximately $41.6 million and $83.4 million, respectively, of revenues for the three and six months then ended.

Excluding the operations of the 75 Acquisition Properties, there were no material changes in the Company’s internal control over financial reporting during the six months ended June 30, 2012.

Part II – Other Information

Item 1.	Legal Proceedings

See Note 12 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 other than those disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibit Index

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

10.53(a)	Third Amendment to the Amended and Restated Credit Agreement, dated July 20, 2012, by and among the Company, MHC Operating Limited Partnership, Wells Fargo Bank, N.A. and each of the Lenders set forth therein

10.54(a)	Guarantor Acknowledgement, dated July 20, 2012, by and among the Company, MHC Trust, MHC T1000 Trust, Wells Fargo Bank, N.A. and each of the Lenders set forth therein

101(b)	The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, furnished herewith.

(a)	Included as an exhibit to the Company’s Report on Form 8-K dated July 20, 2012
(b)	Users of this data are advised that pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: August 3, 2012	By:	/s/ Thomas Heneghan
Thomas Heneghan
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2012	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2012	By:	/s/ Thomas Novosel
Thomas Novosel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)