Form 10-Q
period 2012-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2012-11-05
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-11718
_________________________________________________________
EQUITY LIFESTYLE PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)
_________________________________________________________

Maryland	36-3857664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 800, Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)
(312) 279-1400
(Registrant’s Telephone Number, Including Area Code)
_________________________________________________________
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
41,432,735 shares of Common Stock as of November 2, 2012.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of September 30, 2012 and December 31, 2011
(amounts in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Investment in real estate:
Land	$1,016,004	$1,018,521
Land improvements	2,601,980	2,591,225
Buildings and other depreciable property	508,177	469,627
	4,126,161	4,079,373
Accumulated depreciation	(937,078)	(813,926)
Net investment in real estate	3,189,083	3,265,447
Cash and cash equivalents	147,868	70,460
Notes receivable, net	56,056	64,239
Investment in joint ventures	8,531	8,557
Rent and other customer receivables, net	1,098	1,155
Deferred financing costs, net	21,919	23,039
Inventory	2,246	2,948
Deferred commission expense	21,861	19,687
Escrow deposits and other assets	48,463	40,569
Total Assets	$3,497,125	$3,496,101
Liabilities and Equity
Liabilities:
Mortgage notes payable	$2,084,203	$2,084,683
Term loan	200,000	200,000
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	76,801	62,062
Deferred revenue – upfront payments from right-to-use contracts	60,965	56,285
Deferred revenue – right-to-use annual payments	12,100	11,877
Accrued interest payable	10,305	10,737
Rents and other customer payments received in advance and security deposits	51,560	54,234
Distributions payable	20,415	16,943
Total Liabilities	2,516,349	2,496,821
Commitments and contingencies:
8.034% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 8,000,000 shares authorized, issued and outstanding as of December 31, 2011, at liquidation value	—	200,000
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value 7,391,304 and 2,000,000 shares authorized as of September 30, 2012 and December 31, 2011, respectively; none issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	—	—
8.034% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 2,554,235 shares authorized, issued and outstanding as of September 30, 2012, at liquidation value; 8,000,000 shares authorized, issued, and outstanding at December 31, 2011, at liquidation value	63,856	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of September 30, 2012, at liquidation value	136,144	—
Common stock, $0.01 par value 100,000,000 shares authorized; 41,431,656 and 41,078,200 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	415	412
Paid-in capital	1,010,154	998,483
Distributions in excess of accumulated earnings	(293,790)	(270,021)
Accumulated other comprehensive loss	(3,013)	(2,547)
Total Stockholders’ Equity	913,766	726,327
Non-controlling interests – Common OP Units	67,010	72,953
Total Equity	980,776	799,280
Total Liabilities and Equity	$3,497,125	$3,496,101
The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Three Months and Nine Months Ended September 30, 2012 and 2011
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Community base rental income	$103,668	$87,149	$309,819	$219,740
Rental home income	3,711	2,311	10,112	5,262
Resort base rental income	36,516	36,139	104,503	101,858
Right-to-use annual payments	12,115	12,444	36,087	37,019
Right-to-use contracts current period, gross	4,494	4,386	9,680	13,096
Right-to-use contracts, deferred, net of prior period amortization	(2,788)	(2,858)	(4,680)	(8,768)
Utility and other income	16,036	14,498	50,021	40,044
Gross revenues from home sales	1,861	1,636	5,881	4,281
Brokered resale revenues and ancillary services revenues, net	996	1,617	3,231	3,724
Interest income	2,568	2,328	7,586	4,379
Income from other investments, net	2,651	4,394	5,706	6,242
Total revenues	181,828	164,044	537,946	426,877
Expenses:
Property operating and maintenance	60,378	56,451	173,147	148,417
Rental home operating and maintenance	2,009	1,417	5,155	3,084
Real estate taxes	11,826	10,304	36,300	26,522
Sales and marketing, gross	3,573	2,950	7,849	8,289
Sales and marketing, deferred commissions, net	(1,277)	(1,148)	(2,174)	(3,495)
Property management	9,473	9,201	28,651	25,857
Depreciation on real estate assets and rental homes	26,294	22,925	78,620	59,234
Amortization of in-place leases	7,548	10,759	44,314	10,759
Cost of home sales	2,051	1,552	6,869	4,020
Home selling expenses	334	356	1,070	1,239
General and administrative	6,535	6,412	19,724	18,070
Acquisition costs	—	15,216	—	17,333
Rent control initiatives and other	221	467	1,067	1,558
Interest and related amortization	31,640	26,084	93,434	68,931
Total expenses	160,605	162,946	494,026	389,818
Income before equity in income of unconsolidated joint ventures	21,223	1,098	43,920	37,059
Equity in income of unconsolidated joint ventures	269	257	1,524	1,582
Consolidated net income	21,492	1,355	45,444	38,641
(Income) loss allocated to non-controlling interests – Common OP Units	(1,503)	289	(2,891)	(3,121)
Income allocated to non-controlling interests – Perpetual Preferred OP Units	—	—	—	(2,801)
Series A Redeemable Perpetual Preferred Stock Dividends	(3,393)	(4,031)	(11,462)	(9,319)
Series B Redeemable Preferred Stock Dividends	—	(466)	—	(466)
Series C Redeemable Perpetual Preferred Stock Dividends	(587)	—	(587)	—
Net income (loss) available for Common Shares	$16,009	$(2,853)	$30,504	$22,934

Consolidated net income	$21,492	$1,355	$45,444	$38,641
Other comprehensive loss:
Adjustment for fair market value of swap	(54)	(2,557)	(466)	(2,893)
Consolidated comprehensive income (loss)	21,438	(1,202)	44,978	35,748
Comprehensive (income) loss allocated to non-controlling interests – Common OP Units	(1,498)	525	(2,851)	(2,851)
Comprehensive income allocated to non-controlling interests – Perpetual Preferred OP Units	—	—	—	(2,801)
Series A Redeemable Perpetual Preferred Stock Dividends	(3,393)	(4,031)	(11,462)	(9,319)
Series B Redeemable Preferred Stock Dividends	—	(466)	—	(466)
Series C Redeemable Perpetual Preferred Stock Dividends	(587)	—	(587)	—
Comprehensive income (loss) attributable to Common Shareholders	$15,960	$(5,174)	$30,078	$20,311
The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Three Months and Nine Months Ended September 30, 2012 and 2011
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Earnings per Common Share – Basic:
Net income (loss) available for Common Shares	$0.39	$(0.07)	$0.74	$0.67
Earnings per Common Share – Fully Diluted:
Net income (loss) available for Common Shares	$0.39	$(0.07)	$0.74	$0.67
Distributions declared per Common Share outstanding	$0.4375	$0.375	$1.3125	$1.125
Weighted average Common Shares outstanding – basic	41,190	38,346	41,137	34,017
Weighted average Common Shares outstanding – fully diluted (a)	45,447	43,602	45,418	38,858
____________________________

(a)
During the three months ended September 30, 2011, the Company reported a net loss available for common shares. As a result of the net loss, the Company's unvested restricted stock, common OP Units and Series B Preferred Stock were considered anti-dilutive, and therefore earnings per common share-fully diluted is computed in the same manner as earnings per share-basic.

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2012
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	8.034% Series A Cumulative Redeemable Perpetual Preferred Stock	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2011	$412	$998,483	$—	—	$(270,021)	$72,953	$(2,547)	$799,280
Conversion of OP Units to common stock	2	3,818	—	—	—	(3,820)	—	—
Issuance of common stock through exercise of options	1	2,755	—	—	—	—	—	2,756
Issuance of common stock through employee stock purchase plan	—	926	—	—	—	—	—	926
Compensation expenses related to stock options and restricted stock	—	4,465	—	—	—	—	—	4,465
Repurchase of common stock or Common OP Units	—	(43)	—	—	—	—	—	(43)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(150)	—	—	—	150	—	—
Shelf registration costs	—	(18)	—	—	—	—	—	(18)
Adjustment for fair market value of swap	—	—	—	—	—	—	(466)	(466)
Preferred Stock Offering Costs	—	(82)	—	—	—	—	—	(82)
Reclassification of Series A Preferred Stock	—	—	200,000	—	—	—	—	200,000
Net income available to Common Shares	—	—	—	—	30,504	2,891	—	33,395
Distributions	—	—	—	—	(54,273)	(5,164)	—	(59,437)
Exchange of Preferred Stock	—	—	(136,144)	136,144	—	—	—	—
Balance, September 30, 2012	$415	$1,010,154	$63,856	$136,144	$(293,790)	$67,010	$(3,013)	$980,776

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(amounts in thousands)
(unaudited)

	September 30, 2012	September 30, 2011
Cash Flows From Operating Activities:
Consolidated net income	$45,444	$38,641
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation expense	79,984	60,879
Amortization of in-place leases	44,314	10,759
Amortization of loan costs	4,342	3,614
Debt premium amortization	(5,274)	(441)
Equity in income of unconsolidated joint ventures	(2,394)	(2,502)
Distributions from unconsolidated joint ventures	1,399	1,633
Amortization of stock-related compensation	4,465	4,708
Revenue recognized from right-to-use contract upfront payments	(5,000)	(4,328)
Commission expense recognized related to right-to-use contracts	1,701	1,413
Accrued long term incentive plan compensation	642	816
Provision for uncollectible rents receivable	471	993
Changes in assets and liabilities:
Notes receivable activity, net	346	(712)
Rent and other customer receivables, net	(415)	(1,245)
Inventory - retail	702	(112)
Deferred commission expense	(3,875)	(4,908)
Escrow deposits and other assets	1,863	(18,172)
Accrued payroll and other operating expenses, net	12,940	20,827
Deferred revenue – upfront payments from right-to-use contracts	9,680	13,096
Deferred revenue – right-to-use annual payments	223	(327)
Rents received in advance and security deposits	(2,675)	(4,341)
Net cash provided by operating activities	188,883	120,291
Cash Flows From Investing Activities:
Real estate acquisition	—	(513,475)
Notes receivable acquisition	—	(30,207)
Proceeds from short-term investments	—	52,266
Net repayments (borrowings) of notes receivable	4,330	(1,785)
Capital improvements	(53,164)	(41,396)
Net cash used in investing activities	(48,834)	(534,597)
Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	3,682	2,950
Net proceeds from issuance of Common Stock	—	344,049
Distributions to Common Stockholders, Common OP Unitholders, Perpetual Preferred OP Unitholders and Preferred Stockholders	(68,014)	(51,660)
Stock repurchase and Unit redemption	(43)	(216)
Principal payments and mortgage debt payoff	(154,706)	(68,762)
New mortgage notes payable financing proceeds	159,500	200,000
Term loan financing proceeds	—	200,000
Equity issuance costs	(100)	—
Debt issuance costs	(2,960)	(11,918)
Net cash (used in) provided by financing activities	(62,641)	614,443
Net increase in cash and cash equivalents	77,408	200,137
Cash and cash equivalents, beginning of period	70,460	12,659
Cash and cash equivalents, end of period	$147,868	$212,796

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2012 and 2011
(amounts in thousands)
(unaudited)

	September 30, 2012	September 30, 2011
Supplemental Information:
Cash paid during the period for interest	$88,922	$68,806
Non-cash activities (increase/(decrease)):
Manufactured homes acquired with dealer financing	$—	$830
Dealer financing	$—	$830
Capital improvements – used homes acquired by repossessions	$3,506	$361
Net repayments of notes receivable – used homes acquired by repossessions	$(3,506)	$(361)
Building and other depreciable property – reclassification of rental homes	$(3,608)	$(2,435)
Escrow deposits and other assets – reclassification of rental homes	$3,608	$2,435
Series A Cumulative Redeemable Perpetual Preferred Stock	$—	$200,000
Perpetual Preferred OP Units conversion	$—	$(200,000)
Series A Cumulative Redeemable Perpetual Preferred Stock Exchange	$(136,144)	$—
Series C Cumulative Redeemable Perpetual Preferred Stock Exchange	$136,144	$—

Acquisitions:
Investment in real estate	$(6,262)	$548,785
Common Stock issued	$—	$110,589
Series B Subordinated Non-Voting Cumulative Redeemable Preferred Stock Issued	$—	$84,234
Mortgage notes payable	$—	$348,754
Accrued interest payable	$—	$39
Rents and other customer payments received in advance and security deposits	$—	$3,972
Accrued payroll and other operating expenses	$—	$1,197
Escrow deposits and other assets	$6,774	$—

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
The Company has two reportable segments which are: (i) Property Operations and (ii) Home Sales and Rental Operations segments. The Property Operations segment owns and operates land lease Properties and the Home Sales and Rental Operations segment purchases, sells and leases homes at the Properties. The distribution of the Properties throughout the United States reflects the Company’s belief that geographic diversification helps insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where the Properties are located and will also consider acquisitions of Properties outside such markets.

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
As of September 30, 2012 and December 31, 2011, the carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits and other assets” on the Company’s consolidated balance sheets, were approximately $12.1 million. As of September 30, 2012 and December 31, 2011, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $1.4 million and $1.2 million as of September 30, 2012 and December 31, 2011, respectively. For the three months ended September 30, 2012 and 2011, amortization expense for the identified intangible assets was approximately $0.1 million and $0.5 million, respectively. For the nine months ended September 30, 2012 and 2011, amortization expense for identified intangible assets was approximately $0.3 million and $1.5 million, respectively.
Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2013	$349
2014	$349
2015	$349
2016	$251
2017	$87

(f)	Cash and Cash Equivalents
The Company considers all demand and money market accounts and certificates of deposit with a maturity date, when purchased, of three months or less to be cash equivalents. The cash and cash equivalents as of September 30, 2012 and December 31, 2011 include approximately $4.9 million and $4.2 million, respectively, of restricted cash. Cash is generally restricted for risk and insurance purposes.

(g)	Notes Receivable
Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, unamortized discounts or premiums, and an allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases, the Company finances the sales of homes to its customers (referred to as “Chattel Loans”) which loans are secured by the homes. The valuation of an allowance for doubtful accounts for the Chattel Loans is calculated based on delinquency trends, average annual default rates, loss rates and the current estimated market value of the underlying manufactured home collateral.
During the year ended December 31, 2011, the Company purchased Chattel Loans that were recorded at fair value at the time of acquisition under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”). (See Note 19 in the Notes to Consolidated Financial Statements contained in the 2011 Form 10-K for a detailed description of our recent Acquisition (as defined herein).) The fair value of these Chattel Loans includes an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these Chattel Loans as of the transaction date. The fair value is estimated based on a number of factors including customer

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)
delinquency status, FICO scores, the original down payment amount and below-market stated interest rates. Through September 30, 2012, the short-term historical performance of these loans has indicated a default rate and a recovery rate which are slightly higher than originally estimated. Management regularly reviews these assumptions and may adjust its estimates as needed as more information becomes available. A probable decrease in management’s expectation of future cash collections related to these Chattel Loans could result in the need to record an allowance for credit losses in the future. Due to the size of the Chattel Loan pool and maturity dates ranging up to 29 years , future credit losses or changes to interest income could be significant.
The Company also provides financing for nonrefundable up-front payments on sales of new or upgrades of right-to-use contracts (“Contracts Receivable”). Based upon historical collection rates and current economic trends, when an up-front payment is financed, a reserve is established for a portion of the Contracts Receivable balance estimated to be uncollectible. The reserve and the rate at which the Company provides for losses on its Contracts Receivable could be increased or decreased in the future based on its actual collection experience. (See Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)
Certain of the Company’s Contracts Receivable were recorded at fair value at the time of acquisition under the FASB ASC 310-30. The fair value of these Contracts Receivable included an estimate of losses that were expected to be incurred over the estimated lives of these Contracts Receivable, and therefore no allowance for losses was recorded for these Contracts Receivable as of the transaction date. Through September 30, 2012, the credit performance of these Contracts Receivable has been better than the assumptions used in determining its initial fair value, and the Company regularly updates its expectations regarding the amounts and timing of future cash flows.
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
Approximately 70 Florida Properties suffered damage from five hurricanes that struck the state during 2004 and 2005. The Company estimates its total claim to be approximately $21.0 million and has made claims for full recovery of these amounts, subject to deductibles. On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. (See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion of this lawsuit.) The Company has received proceeds from insurance carriers of approximately $14.7 million through September 30, 2012. The proceeds were accounted for in accordance with the Codification Topic “Contingencies” (“FASB ASC 450”).

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
The Company’s mortgage notes payable, a fair value of approximately $2.3 billion and $2.2 billion as of September 30, 2012 and December 31, 2011, respectively, were measured using quoted prices and observable inputs from similar liabilities (Level 2). At September 30, 2012, the Company’s cash flow hedge of interest rate risk included in accrued payroll and other operating expenses, was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivative. Any adjustments resulting from credit risk are recorded as a change in fair value of derivative and amortization in the current period Consolidated Statements of Income and Comprehensive Income. The fair values of the Company’s remaining financial instruments approximate their carrying or contract values.

(l)	Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with, Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $19.2 million and $15.1 million at September 30, 2012 and December 31, 2011, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

(m)	Revenue Recognition
The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. The Company will reserve for receivables when it believes the ultimate collection is less than probable. The Company’s allowance for uncollectible rents receivable was approximately $4.9 million and $4.4 million as of September 30, 2012 and December 31, 2011, respectively.
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
Right-to-use annual payments by customers under the terms of the right-to-use contracts are deferred and recognized ratably over the one year period in which access to sites at certain Properties are provided.
Income from home sales is recognized when the earnings process is complete. The earnings process is complete when the home has been delivered, the purchaser has accepted the home and title has transferred.

(n)	Preferred Stock
The Company accounts for the Preferred Stock in accordance with the Codification Topic “Distinguishing Liabilities from Equity – SEC Materials” (“FASB ASC 480-10-S99”). Holders of the Series A Preferred Stock have certain preference rights with respect to the common stock. Based on the Company’s analysis, for the year ended December 31, 2011, the Series A Preferred Stock had been classified as redeemable interests outside of permanent equity in the mezzanine section of the Company’s Consolidated Balance Sheets as a result of certain registration requirements or other terms. On May 8, 2012, the ability to issue shares upon conversion of the Series A Preferred Stock was approved by the Company’s common stockholders. As a result, at September 30, 2012, the Series A Preferred Stock has been classified as redeemable interests inside of permanent equity on the Company’s Consolidated Balance Sheet.
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
On September 14, 2012, the Company issued to a depositary 54,458 shares of the Company's 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock (the "Series C Preferred Stock") with a liquidation value of $2,500.00 per share, which is represented by depositary shares as described below. Also on September 14, 2012, the Company exchanged 5,445,765 shares of its Series A Preferred Stock for 5,445,765 depositary shares, each representing 1/100th of a share of the Company's Series C Preferred Stock with a liquidation value of $25.00 per depositary share, plus accrued and unpaid dividends of $0.3849625 per share of Series A Preferred Stock. On October 18, 2012, the Company redeemed the remaining 2,554,235 shares of Series A Preferred Stock at the $25.00 per share liquidation value plus accrued and unpaid dividends of $0.094846 per share on such redeemed shares for approximately $64.1 million.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other” (“ASU 2012-02”). ASU 2012-02 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the annual quantitative indefinite-lived intangible asset impairment test. Under this amendment, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 applies to all companies that have indefinite-lived intangible assets reported in their financial statements. The provisions of ASU 2012-02 are effective for annual reporting periods beginning after September 15, 2012. The Company has not yet adopted this pronouncement, but does not believe it will have an impact on the Company's consolidated financial statements.

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
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerators:
Net Income Available for Common Shares – Fully Diluted:
Net income (loss) available for Common Shares – basic	$16,009	$(2,853)	$30,504	$22,934
Amounts allocated to dilutive securities	1,503	177	2,891	3,587
Net income (loss) available for Common Shares – fully diluted	$17,512	$(2,676)	$33,395	$26,521
Denominator:
Weighted average Common Shares outstanding – basic	41,190	38,346	41,137	34,017
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	3,942	4,286	3,959	4,311
Redemption of Series B Preferred Stock	—	598	—	202
Employee stock options and restricted shares	315	372	322	328
Weighted average Common Shares outstanding – fully diluted	45,447	43,602	45,418	38,858
Earnings per Common Share – Basic:
Net income (loss) available for Common Shares	$0.39	$(0.07)	$0.74	$0.67
Earnings per Common Share – Fully Diluted:
Net income (loss) available for Common Shares (a)	$0.39	$(0.07)	$0.74	$0.67
________________________________

(a)
During the three months ended September 30, 2011, the Company reported a net loss available for common shares. As a result of the net loss, the Company's unvested restricted stock, common OP Units and Series B Preferred Stock were considered anti-dilutive, and therefore earnings per common share-fully diluted is computed in the same manner as earnings per share-basic.

Note 3 – Common Stock and Other Equity Related Transactions
On September 28, 2012, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock to Series A preferred stockholders of record on September 17, 2012. On June 29, 2012, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock to Series A preferred stockholders of record on June 18, 2012. On March 30, 2012, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock to Series A preferred stockholders of record on March 19, 2012.
On October 12, 2012, the Company paid a $0.4375 per share distribution to common stockholders of record on September 28, 2012. On July 13, 2012, the Company paid a $0.4375 per share distribution to common stockholders of record on June 29, 2012. On April 13, 2012, the Company paid a $0.4375 per share distribution to common stockholders of record on March 30, 2012.
On May 8, 2012, the ability to issue shares upon conversion of the Series A Preferred Stock was approved by the Company’s common stockholders. As a result, at September 30, 2012 the Series A Preferred Stock has been classified as redeemable interests inside of permanent equity on the Company’s Consolidated Balance Sheet. On September 14, 2012, the Company issued to a depositary 54,458 shares of the Company's Series C Preferred Stock with a liquidation value of $2,500.00 per share, which is represented by depositary shares as described below. Also on September 14, 2012, the Company exchanged 5,445,765 shares of its Series A Preferred Stock for 5,445,765 depositary shares, each representing 1/100th of a share of the Company's Series C Preferred Stock with a liquidation value of $25.00 per depositary share, plus accrued and unpaid dividends of $0.3849625 per share of Series A Preferred Stock. On October 18, 2012, the Company redeemed the remaining 2,554,235 shares of Series A Preferred Stock at the $25.00 per share liquidation value plus accrued and unpaid dividends of $0.094846 per share on such redeemed shares for approximately $64.1 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Common Stock and Other Equity Related Transactions (continued)
On September 6, 2012, the Company entered into equity distribution agreements with sales agents, pursuant to which the Company may sell, from time to time, shares of the Company's common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. The Company has not sold any common stock to date under the equity distribution agreements.

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
All acquisitions have been accounted for utilizing the acquisition method of accounting and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be made within one year following the acquisition and applied retroactively to the date of acquisition. During the year ended December 31, 2011, the Company acquired 75 Properties with 30,129 sites for a purchase price of approximately $1.5 billion. (See Note 19 in the Notes to the Consolidated Financial Statements contained in the 2011 Form 10-K for further discussion on this acquisition.) The Company acquired all of these Properties from unaffiliated third parties.
As of September 30, 2012, the Company had no Properties designated as held for disposition pursuant to FASB ASC 360-10-35.

Note 5 – Investment in Joint Ventures
The Company recorded approximately $1.5 million and $1.6 million (net of approximately $0.9 million of depreciation expense) of equity in income from unconsolidated joint ventures for each of the nine months ended September 30, 2012 and 2011, respectively. The Company received approximately $1.4 million and $1.6 million from such joint ventures, which were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, respectively.
The following table summarizes the Company’s investment in unconsolidated joint ventures (with the number of Properties shown parenthetically as of September 30, 2012 and December 31, 2011):

					Investment as of		JV Income for the Nine Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		September 30, 2012	December 31, 2011	September 30, 2012	September 30, 2011
Meadows	Various (2)	1,027	50%		$1,009	$580	$730	$685
Lakeshore	Florida (2)	342	65%		124	124	188	196
Voyager	Arizona (1)	1,706	50%	(b)	7,201	7,647	612	701
Other	Various (0)	—	20%		197	206	(6)	—
		3,075			$8,531	$8,557	$1,524	$1,582
______________________

(a)	The percentages shown approximate the Company’s economic interest as of September 30, 2012. The Company’s legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 25% interest in the utility plant servicing the Property.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6 – Notes Receivable
As of September 30, 2012 and December 31, 2011, the Company had approximately $56.1 million and $64.2 million in notes receivable, respectively. As of September 30, 2012 and December 31, 2011, included in notes receivable, the Company had approximately $35.7 million and $43.4 million, respectively, in Chattel Loans receivable, which require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of September 30, 2012, the Chattel Loans receivable yielded interest at a stated per annum average rate of approximately 7.8% and had an average term remaining of approximately 14 years . These notes are recorded net of allowances of approximately $0.4 million as of September 30, 2012 and December 31, 2011. During the nine months ended September 30, 2012 and year ended December 31, 2011, approximately $4.2 million and $2.6 million, respectively, was repaid, and an additional $0.5 million and $0.3 million, respectively, was loaned to customers and approximately $3.5 million and $2.7 million, respectively, of homes serving as collateral for Chattel Loans were repossessed and converted to rental units.
As of September 30, 2012 and December 31, 2011, the Company had approximately $16.0 million and $16.4 million, respectively, of Contracts Receivable, including allowances of approximately $0.8 million and $1.0 million, respectively. These Contracts Receivable represent loans to customers who have entered right-to-use contracts. The Contracts Receivable yield interest at a stated per annum average rate of 16%, have a weighted average term remaining of approximately 4 years and require monthly payments of principal and interest. During the nine months ended September 30, 2012 and year ended December 31, 2011, approximately $5.4 million and $7.3 million, respectively, were repaid and an additional $4.7 million and $6.6 million, respectively, were lent to customers.

Note 7 – Borrowing Arrangements
Mortgage Notes Payable
As of September 30, 2012 and December 31, 2011, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $2,084 million and $2,085 million, respectively. The weighted average interest rate including the fair market value adjustment on this mortgage indebtedness for the nine months ended September 30, 2012 was approximately 5.5% per annum. The debt bears interest at rates of 3.9% to 8.9% per annum and matures on various dates ranging from 2013 to 2023. The debt encumbered a total of 172 and 174 of the Company’s Properties as of September 30, 2012 and December 31, 2011, respectively, and the carrying value of such Properties was approximately $2,503 million and $2,578 million, respectively, as of such dates.
During the nine months ended September 30, 2012, the Company received approximately $74.0 million of financing proceeds on one manufactured home community with a stated interest rate of 3.9% per annum, maturing in 2022. The proceeds were used to pay off the mortgage on the property, which was set to mature on May 1, 2013, totaling approximately $35.1 million, with a stated interest rate of 5.7% per annum. The Company also closed on approximately $85.5 million of financing proceeds on two RV resorts with a weighted average interest rate of 5.1% per annum, maturing in 2022. The Company used the proceeds to pay off the mortgages on these two properties, which were set to mature on June 1, 2014, totaling approximately $63.3 million, with a weighted average interest rate of 5.4% per annum. The Company also paid off two maturing mortgages totaling approximately $34.1 million, with a weighted average interest rate of 5.7% per annum.
Term Loan
The Company’s $200.0 million Term Loan matures on June 30, 2017 and has a one-year extension option, an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty after July 1, 2014. Prior to July 1, 2014, a prepayment penalty of 2% of the amount prepaid would be owed. The spread over LIBOR is variable based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, the Company also entered into a three year LIBOR Swap Agreement (the “Swap”) allowing the Company to trade its variable interest rate for a fixed interest rate on the Term Loan. (See Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further information on the accounting of the Swap.)

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 – Borrowing Arrangements (continued)
Unsecured Line of Credit
As of September 30, 2012 and December 31, 2011, the Company’s unsecured Line of Credit (“LOC”) had an availability of $380 million of which no amounts were outstanding. On July 20, 2012, the Company amended its LOC to (i) decrease the per annum interest rate to LIBOR plus a maximum of 1.40% to 2.00%, bearing a facility rate of 0.25% to 0.40%, (ii) extend the maturity of the LOC to September 15, 2016, (iii) lengthen the extension option to one year and (iv) effect other ministerial changes. The Company incurred commitment and arrangement fees of approximately $1.3 million to enter into the amended LOC. Prior to the amendment, the Company’s LOC bore interest at a LIBOR rate plus 1.65% to 2.50%, contained a 0.30% to 0.40% facility fee and had a maturity date of September 18, 2015. The Company had an eight months extension option under the LOC, subject to payment by it of certain administrative fees and the satisfaction of certain other enumerated conditions.
As of September 30, 2012, the Company is in compliance with covenants on its borrowing arrangements.

Note 8 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In connection with the Term Loan, the Company entered into a three -year, $200.0 million LIBOR notional swap agreement. (See Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for information about the Term Loan related to the $200.0 million notional swap.) The Swap fixes the underlying LIBOR rate on the Term Loan at 1.11% per annum for the first three years. Based on actual leverage as of September 30, 2012, the Company’s spread over LIBOR was 1.95% resulting in an actual all-in interest rate of 3.06% per annum. The Company has designated the Swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedge during the three months and nine months ended September 30, 2012.
Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheets related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $$1.8 million will be reclassified as an increase to interest expense.
Derivative Instruments and Hedging Activities
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (amounts in thousands).

	Balance Sheet Location	September 30, 2012	December 31, 2011
Interest Rate Swap	Accrued payroll and other operating expenses	$3,013	$2,547
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended September 30, 2012 and 2011.

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	September 30, 2012	September 30, 2011		September 30, 2012	September 30, 2011
Interest Rate Swap	$494	$3,020	Interest Expense	$440	$463

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Derivative Instruments and Hedging Activities (continued)
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2012 and 2011.

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	September 30, 2012	September 30, 2011		September 30, 2012	September 30, 2011
Interest Rate Swap	$1,765	$3,356	Interest Expense	$1,299	$463
The Company determined that no adjustment was necessary for nonperformance risk on its derivative obligation. As of September 30, 2012 , the Company has not posted any collateral related to this agreement.

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
Components of the change in deferred revenue-right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2012	2011
Deferred revenue – right-to-use contracts, as of January 1,	$56,285	$44,349
Deferral of new right-to-use contracts	9,680	13,096
Deferred revenue recognized	(5,000)	(4,328)
Net increase in deferred revenue	4,680	8,768
Deferred revenue – right-to-use contracts, as of September 30,	$60,965	$53,117

Deferred commission expense, as of January 1,	$19,687	$14,898
Costs deferred	3,875	4,908
Commission expense recognized	(1,701)	(1,413)
Net increase in deferred commission expense	2,174	3,495
Deferred commission expense, as of September 30,	$21,861	$18,393

Note 10 – Stock Option Plan and Stock Grants
The Company accounts for its stock-based compensation in accordance with the Codification Topic “Compensation – Stock Compensation” (“FASB ASC 718”).
Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Income and Comprehensive Income, for the nine months ended September 30, 2012 and 2011, was approximately $4.5 million and $4.7 million, respectively.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10 – Stock Option Plan and Stock Grants (continued)
On January 31, 2012, the Company awarded Restricted Stock Grants for 60,332 shares of common stock to certain members of senior management of the Company. These Restricted Stock Grants will vest on December 31, 2012. The fair market value of these Restricted Stock Grants was approximately $4.2 million as of the date of grant and is recorded as a compensation expense and paid in capital over the vesting period. During the three months ended September 30, 2012, 18,333 shares of this restricted stock grant valued at issuance date of approximately $1.3 million were relinquished by certain members of senior management.

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
The Committee has responsibility for administering the 2010 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or events. One member of the Company's senior management is a participant in the 2010 LTIP. The Eligible Payment will be paid in cash upon completion of the Company’s annual audit for the 2012 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2010 LTIP and, including employer costs, is currently estimated to be approximately $2.7 million. As of September 30, 2012 and December 31, 2011, the Company had accrued compensation expense of approximately $2.5 million and $1.8 million, respectively, for the 2010 LTIP including approximately $0.6 million and $1.1 million, respectively, in the nine months ended September 30, 2012 and year ended December 31, 2011.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 - Commitments and Contingencies
California Rent Control Litigation

As part of the Company's effort to realize the value of its Properties that are subject to rent control, the Company has initiated lawsuits against certain localities in California. The Company's goal is to achieve a level of regulatory fairness in California's rent control jurisdictions, and in particular those jurisdictions that prohibit increasing rents to market upon turnover. Such regulations allow tenants to sell their homes for a price that includes a premium above the intrinsic value of the homes. The premium represents the value of the future discounted rent-controlled rents, which is fully capitalized into the prices of the homes sold. In the Company's view, such regulations result in a transfer to the tenants of the value of the Company's land, which would otherwise be reflected in market rents. The Company has discovered through the litigation process that certain municipalities considered condemning the Company's Properties at values well below the value of the underlying land. In the Company's view, a failure to articulate market rents for sites governed by restrictive rent control would put the Company at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, could represent substantial lost value to stockholders. The Company is cognizant of the need for affordable housing in the jurisdictions, but asserts that restrictive rent regulation does not promote this purpose because tenants pay to their sellers as part of the purchase price of the home all the future rent savings that are expected to result from the rent control regulations, eliminating any supposed improvement in the affordability of housing. In a more well-balanced regulatory environment, the Company would receive market rents that would eliminate the price premium for homes, which would trade at or near their intrinsic value. Such efforts include the following matters:
City of San Rafael

The Company sued the City of San Rafael in the U.S. District Court for the Northern District of California, challenging its rent control ordinance (the "Ordinance") on constitutional grounds. The Company believes the litigation was settled by the City's agreement to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court refused to enforce the settlement agreement, and submitted to a jury the claim that it had been breached. In October 2002, a jury found no breach of the settlement agreement.

The Company's constitutional claims against the City were tried in a bench trial during April 2007. On April 17, 2009, the Court issued its Order for Entry of Judgment in the Company's favor (the "April 2009 Order"). On June 10, 2009, the Court ordered the City to pay the Company net fees and costs of approximately $2.1 million. On June 30, 2009, as anticipated by the April 2009 Order, the Court entered final judgment that gradually phased out the City's site rent regulation scheme that the Court found unconstitutional. Pursuant to the final judgment, existing residents of the Company's Property in San Rafael will be able to continue to pay site rent as if the Ordinance were to remain in effect for a period of 10 years, enforcement of the Ordinance was immediately enjoined with respect to new residents of the Property, and the Ordinance will expire entirely ten years from the June 30, 2009 date of judgment.

The City and the residents' association (which intervened in the case) appealed, and the Company cross-appealed. The briefing has been completed, but a date for oral argument remains to be set by the Court of Appeals.
City of Santee

In June 2003, the Company won a judgment against the City of Santee in California Superior Court (Case No. 777094). The effect of the judgment was to invalidate, on state law grounds, two rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the "prior ordinance"). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinance and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The City and the tenant association also each sued the Company in separate actions alleging that the rent adjustments pursuant to the judgment violated the prior ordinance (Case Nos. GIE 020887 and GIE 020524), sought to rescind the rent adjustments, and sought refunds of amounts paid, and penalties and damages in these separate actions. As a result of further proceedings and a series of appeals and remands, the Company was required to and did release the additional rents to the tenant association's counsel for disbursement to the tenants, and the Company has ceased collecting the disputed rent amounts.

The tenant association continued to seek damages, penalties and fees in their separate action based on the same claims the City made on the tenants' behalf in the City's case. The Company moved for judgment on the pleadings in the tenant association's

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 - Commitments and Contingencies (continued)

case on the ground that the tenant association's case was moot in light of the result in the City's case. On November 6, 2008, the Court granted the Company's motion for judgment on the pleadings without leave to amend. The tenant association appealed. In June 2010, the Court of Appeal remanded the case for further proceedings. On remand, on December 12, 2011, the Court granted the Company's motion for summary judgment and denied the tenant association's motion for summary judgment. On January 9, 2012, the Court entered judgment in favor of the Company, specifying that the tenant association shall recover nothing. On January 26, 2012, the Court set March 30, 2012 as the date for hearing the Company's motion for attorneys' fees and the tenant associations' motion to reduce the Company's claim for costs. On March 26, 2012, the tenant association filed a notice of appeal. On August 16, 2012, the Company and the tenant association entered a settlement agreement pursuant to which the tenant association dismissed its appeal in exchange for the Company's agreement to dismiss its claims for attorneys' fees and other costs. Because the matter was a class action by the tenant's association, the Court will hold a hearing on final approval of the settlement, which has been scheduled for January 11, 2013.

In addition, the Company sued the City of Santee in federal court alleging all three of the ordinances are unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. On October 13, 2010, the District Court: (1) dismissed the Company's claims without prejudice on the ground that they were not ripe because the Company had not filed and received from the City a final decision on a rent increase petition, and (2) found that those claims are not foreclosed by any of the state court rulings. On November 10, 2010, the Company filed a notice of appeal from the District Court's ruling dismissing the Company's claims. On April 20, 2011, the appeal was voluntarily dismissed pursuant to stipulation of the parties.

In order to ripen its claims, the Company filed a rent increase petition with the City. At a hearing held on October 6, 2011, the City's Manufactured Home Fair Practices Commission voted to deny that petition, and subsequently entered written findings denying it. The Company appealed that determination to the Santee City Council, which on January 25, 2012 voted to deny the appeal. In view of that adverse final decision on its rent increase petition, on January 31, 2012 the Company filed a new complaint in federal court alleging that the City's ordinance effectuates a regulatory and private taking of the Company's property and is unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. On April 2, 2012, the City filed a motion to dismiss the new complaint. That motion has not yet been ruled on. In addition, the Company also filed in state court on February 1, 2012 a petition for a writ of administrative mandamus, and on September 28, 2012 a motion for writ of administrative mandamus, seeking orders correcting and vacating the decisions of the City and its Manufactured Home Fair Practices Commission, and directing that the Company's rent increase petition be granted. The Company's motion for writ of administrative mandamus is currently scheduled for hearing on February 22, 2013.
Colony Park

On December 1, 2006, a group of tenants at the Company's Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that the Company had failed to properly maintain the Property and had improperly reduced the services provided to the tenants, among other allegations. The Company answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case proceeded in Superior Court because the Company's motion to compel arbitration was denied and the denial was upheld on appeal. Trial of the case began on July 27, 2010. After just over three months of trial in which the plaintiffs asked the jury to award a total of approximately $6.8 million in damages, the jury rendered verdicts awarding a total of less than $44,000 to six out of the 72 plaintiffs, and awarding nothing to the other 66 plaintiffs. The plaintiff's who were awarded nothing filed a motion for a new trial or alternatively for judgment notwithstanding the jury's verdict, which the Court denied on February 14, 2011. All but 3 of the 66 plaintiffs to whom the jury awarded nothing have appealed. The briefing on that appeal has been completed, but a date for oral argument remains to be set by the Court of Appeal.

By orders entered on December 14, 2011, the Court awarded the Company approximately $2.0 million in attorneys' fees and other costs jointly and severally against the plaintiffs to whom the jury awarded nothing, and awarded no attorneys' fees or costs to either side with respect to the six plaintiffs to whom the jury awarded less than $44,000. Plaintiffs have filed an appeal from the approximately $2.0 million award to the Company of attorneys' fees and other costs.
California Hawaiian

On April 30, 2009, a group of tenants at the Company's California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company moved to compel

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 - Commitments and Contingencies (continued)

arbitration and stay the proceedings, to dismiss the case, and to strike portions of the complaint. By order dated October 8, 2009, the Court granted the Company's motion to compel arbitration and stayed the court proceedings pending the outcome of the arbitration. The plaintiffs filed with the Court of Appeal a petition for a writ seeking to overturn the trial court's arbitration and stay orders. On May 10, 2011, the Court of Appeal granted the petition and ordered the trial court to vacate its order compelling arbitration and to restore the matter to its litigation calendar for further proceedings. On May 24, 2011, the Company filed a petition for rehearing requesting the Court of Appeal to reconsider its May 10, 2011 decision. On June 8, 2011, the Court of Appeal denied the petition for rehearing. On June 16, 2011, the Company filed with the California Supreme Court a petition for review of the Court of Appeal's decision. On August 17, 2011, the California Supreme Court denied the petition for review. Discovery in the case is proceeding. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the litigation.
Hurricane Claim Litigation

On June 22, 2007, the Company filed suit in the Circuit Court of Cook County, Illinois (Case No. 07CH16548), against its insurance carriers, Hartford Fire Insurance Company, Essex Insurance Company (“Essex”), Lexington Insurance Company and Westchester Surplus Lines Insurance Company (“Westchester”), regarding a coverage dispute arising from losses suffered by the Company as a result of hurricanes that occurred in Florida in 2004 and 2005. The Company also brought claims against Aon Risk Services, Inc. of Illinois ("Aon"), the Company's former insurance broker, regarding the procurement of appropriate insurance coverage for the Company. The Company is seeking declaratory relief establishing the coverage obligations of its carriers, as well as a judgment for breach of contract, breach of the covenant of good faith and fair dealing, unfair settlement practices and, as to Aon, for failure to provide ordinary care in the selling and procuring of insurance. The claims involved in this action are approximately $11.0 million.

In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, the Company filed its Second Amended Complaint ("SAC"), which the insurers answered. In response to the court's dismissal of the SAC's claims against Aon, the Company ultimately filed, on February 2, 2009, a new Count VIII against Aon alleging a claim for breach of contract, which Aon answered. In January 2010, the parties engaged in a settlement mediation, which did not result in a settlement. In June 2010, the Company filed motions for partial summary judgment against the insurance companies seeking a finding that our hurricane debris cleanup costs are within the extra expense coverage of our excess insurance policies. On December 13, 2010, the Court granted the motion. Discovery is proceeding with respect to various remaining issues, including the amounts of the debris cleanup costs the Company is entitled to collect pursuant to the Court's order granting the Company partial summary judgment.

On August 6, 2012, the Company was served with motions by Essex and Westchester seeking leave to amend their pleadings, which the Court subsequently allowed, to add affirmative defenses seeking to bar recovery on the alleged ground that the claim the Company submitted for hurricane-related losses allegedly intentionally concealed and misrepresented that a portion of that claim was not hurricane-related, and to add a counterclaim seeking on the same alleged ground reimbursement of approximately $2.4 million Essex previously paid. The Company believes that the affirmative defenses and counterclaim are without merit, and intends to vigorously contest them.

The Company has entered settlements of its claims with certain of the insurers and also received additional payments from certain of the insurers since filing the lawsuit, collectively totaling approximately $7.4 million.
Membership Class Action
On July 29, 2011, the Company was served with a class action lawsuit in California state court filed by two named plaintiffs, who are husband and wife. Among other allegations, the suit alleges that the plaintiffs purchased a membership in the Company's Thousand Trails network of campgrounds and paid annual dues; that they were unable to make a reservation to utilize one of the campgrounds because, they were told, their membership did not permit them to utilize that particular campground; that the Company failed to comply with the written disclosure requirements of various states' membership camping statutes; that the Company misrepresented that it provides a money-back guaranty; and that the Company misrepresented that the campgrounds or portions of the campgrounds would be limited to use by members.
Allegedly on behalf of "between 100,000 and 200,000" putative class members, the suit asserts claims for alleged violation of: (1) the California Civil Code §§ 1812.300, et seq.; (2) the Arizona Revised Statutes §§ 32-2198, et seq.; (3) Chapter 222 of

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 - Commitments and Contingencies (continued)
the Texas Property Code; (4) Florida Code §§ 509.001, et seq.; (5) Chapter 119B of the Nevada Administrative Code; (6) Business & Professions Code §§ 17200, et seq., (7) Business & Professions Code §§ 17500; (8) Fraud - Intentional Misrepresentation and False Promise; (9) Fraud - Omission; (10) Negligent Misrespresentation; and (11) Unjust Enrichment. The complaint seeks, among other relief, rescission of the membership agreements and refund of the member dues of plaintiffs and all others who purchased a membership from or paid membership dues to the Company since July 21, 2007; general and special compensatory damages; reasonable attorneys' fees, costs and expenses of suit; punitive and exemplary damages; a permanent injunction against the complained of conduct; and pre-judgment interest.
On August 19, 2011, the Company filed an answer generally denying the allegations of the complaint, and asserting affirmative defenses. On August 23, 2011, the Company removed the case from the California state court to the federal district court in San Jose. On July 23, 2012, the Company filed a motion to deny class certification. On July 24, 2012, the plaintiffs filed a motion for leave to amend their class action complaint to add four additional named plaintiffs. On August 28, 2012, the Court held a hearing on the Company's motion to deny class certification and on the plaintiffs' motion for leave to amend. The Court took the motions under submission and has not yet ruled on them. Separately, on September 14, 2012, the plaintiffs filed a motion for class certification, which is being briefed and is scheduled for hearing on November 6, 2012.
Cascade
     On December 10, 2008, the King County Hospital District No. 4 (the "Hospital District" or "District") filed suit against the Company in the Superior Court of King County, Washington, seeking a declaratory judgment that the District had properly rescinded an agreement to acquire, in lieu of a formal condemnation proceeding, the Company's Thousand Trails - Cascade Property ("Cascade") located 20 miles east of Seattle, Washington. Under that agreement, the Company had agreed to accept from the Hospital District $12.5 million for Cascade with an earnest money deposit of approximately $0.4 million. Immediately before commencement of the trial, the parties entered into a settlement, pursuant to which: (a) the Hospital District would acquire Cascade and compensate the Company in the amount of $7.05 million (the "Compensation Amount") in 2015 or sooner; (b) the unpaid balance of the Compensation Amount would be increased at a rate of 5% (or 6% under certain circumstances) per year until closing; (c) the Hospital District would make interim non-refundable payments to the Company of 50% of each payment it received on its $30.0 million promissory note from the Snoqualmie Indian Tribe (the "Tribe Note"); and (d) if the Hospital District breached its obligations under the settlement, including without limitation if the Hospital District compromised the Tribe Note without the Company's written consent or failed to pay the Company 50% of any amounts received under the Tribe Note, the Company would be entitled to have a judgment automatically entered against the Hospital District for $12.15 million less interim payments the Hospital District had made.

On August 27, 2012, the Hospital District provided written notice under the settlement of its readiness to close on the acquisition of Cascade. The Company has learned that the Hospital District negotiated and received a discounted, early payoff of the Tribe Note without obtaining the Company's written consent, and failed to pay to the Company 50% of that payoff. Accordingly, pursuant to the terms of the settlement, the Company sent to the Hospital District on August 31, 2012 written notice that the Hospital District had breached the settlement both (1) by modifying the Tribe's Note without having first obtained the Company's written consent; and (2) by failing to pay to the Company 50% of all sums received by the District from the Tribe Note. The Company's written notice asserted that the Company is therefore entitled to file the Automatic Judgment, and invited resolution of the dispute, with respect to which the Company and the District are in discussions.

Utah Utility Charges Class Action

On October 9, 2012, the Company was served with a class action lawsuit in Utah state court filed by the “Utah Manufactured Homeowner's Action Group, Inc.” against numerous owners and operators of numerous Utah manufactured home communities, two of which are owned by the Company. Among other allegations, the suit alleges that the defendants unlawfully impose service charges or fees on residents that are greater than the defendants' actual costs of providing the utility services, and that when residents question or object defendants threaten to evict or otherwise punish and intimidate the residents. The suit asserts claims that the foregoing alleged conduct violates Utah Code 57-16-4(ii)(c) and results in unjust enrichment to the defendants. The suit demands a jury trial and seeks, among other relief, damages in an amount to be determined but not less than $1.0 million; costs and fees; punitive and/or exemplary damages, as appropriate; and preliminary and permanent injunctive relief. The Company believes that the suit's allegations are without merit with respect to the Company, and intends to vigorously defend the litigation.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 - Commitments and Contingencies (continued)
Other

The Company is involved in various other legal and regulatory proceedings arising in the ordinary course of business. Such proceedings include, but are not limited to, notices, consent decrees, information requests, and additional permit requirements and other similar enforcement actions by governmental agencies relating to the Company's water and wastewater treatment plants and other waste treatment facilities. Additionally, in the ordinary course of business, the Company's operations are subject to audit by various taxing authorities. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on the Company. In addition, to the extent any such proceedings or audits relate to newly acquired Properties, the Company considers any potential indemnification obligations of sellers in favor of the Company.

Note 13 – Acquisitions
On May 31, 2011, the Company’s operating partnership entered into purchase and other agreements (the “Purchase Agreements”) to acquire a portfolio of 75 manufactured home communities and one RV resort (the “Acquisition Properties”) containing 31,167 sites on approximately 6,500 acres located in 16 states (primarily located in Florida and the northeastern region of the United States) and certain manufactured homes and loans secured by manufactured homes located at the Acquisition Properties which the Company refers to as the “Home Related Assets” for a stated purchase price of $1.43 billion (the “Acquisition”). Revenues for the 75 Acquisition Properties, included in the Consolidated Statements of Income and Comprehensive Income for the Company were approximately $42.4 million and $23.9 million for the three months ended September 30, 2012 and 2011. Revenues for the 75 Acquisition Properties, included in the Consolidated Statements of Income and Comprehensive Income for the Company were approximately $125.9 million and $23.9 million for the nine months ended September 30, 2012 and 2011.
During the year ended December 31, 2011, the Company acquired 75 Acquisition Properties and certain Home Related Assets associated with such 75 Acquisition Properties for a purchase price of approximately $1.5 billion. The Company funded the purchase price of this closing with (i) the issuance of 1,708,276 shares of its common stock, to the seller with an aggregate value of approximately $111 million, (ii) the issuance of 1,740,000 shares of Series B Preferred Stock to the seller with an aggregate value of approximately $113 million, (iii) the assumption of mortgage debt secured by 35 Acquisition Properties with an aggregate value of approximately $548 million, (iv) the net proceeds of approximately $344 million, net of offering costs, from a common stock offering of 6,037,500 shares, (v) approximately $200 million of cash from the Term Loan the Company closed on July 1, 2011, and (vi) approximately $200 million of cash from new secured financings originated during the third quarter of 2011. The assumed mortgage debt had stated interest rates ranging from 4.65% to 8.87% per annum and maturities from dates ranging from 2012 to 2023.

The Company owns both a fee interest and a leasehold interest in a 2,200 site Acquisition Property. The ground lease contains a purchase option on behalf of the lessee and a put option on behalf of the lessor. The options may be exercised by either party upon the death of the fee holder. The Company is the beneficiary of a escrow funded by the seller and denominated in approximately 114,000 shares of common stock of the Company. The escrow was established to protect the Company from future scheduled ground lease payments as well as scheduled increases in the option purchase price over time. In connection with the purchase price allocation associated with the Acquisition Properties, the Company recorded contingent consideration of approximately $6.8 million. Approximately $0.5 million resulting from the increase in fair value of the net asset is included in income from other investments, net in the Consolidated Statements of Income and Comprehensive Income. The Company will revalue the asset as of each reporting date and will recognize in earnings any increase or decrease in fair value of the escrow.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Acquisitions (continued)
The Company engaged a third-party to assist with its purchase price allocation for the Acquisition and is in the process of completing its allocation. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed in the Acquisition for the period ended September 30, 2012, which we determined using level two and level three inputs (amounts in thousands). The fair value is a preliminary estimate in accordance with FASB ASC 805 and adjustments, if any, are not expected to have a material impact on the consolidated financial statements.

Assets acquired
Land	$471,500
Depreciable property	855,200
Manufactured homes	24,000
In-place leases	74,000
Net investment in real estate	1,424,700
Notes receivable	40,000
Other assets	18,300
Total Assets acquired	1,483,000
Liabilities assumed
Mortgage notes payable	548,000
Accrued payroll and other operating expenses	3,000
Rents and other customer payments received in advance and security deposits	5,000
Total Liabilities assumed	556,000
Net consideration paid	$927,000
The allocation of fair values of the assets acquired and liabilities assumed differs from the allocation reported in “Note 13─Acquisitions” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our Quarterly Report on Form 10-Q for the six months ended June 30, 2012, filed with the SEC on August 3, 2012, due primarily to adjustments to certain of our valuation assumptions based on more complete information concerning the subject assets and liabilities. None of these changes had a material impact on our Consolidated Financial Statements.
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
Below-market ground leases – Value of asset (below-market lease) based on contract rent and option price against market rent and land value. Market rent determined applying a reasonable rate of return to the value of the land as if owned. Land value is estimated and then inflated until it is anticipated that the option will be exercised. Below-market ground leases are included on the Company’s Consolidated Balance Sheets in escrow deposits and other assets.
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
Unaudited Pro Forma Results of Operations(1)
(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Total revenues	$181,828	$179,044	$537,946	$520,484
Net income available for Common Shares	$22,909	$4,143	$70,957	$21,398
Earnings per Common Share – Basic	$0.56	$0.10	$1.72	$0.53
Earnings per Common Share – Fully Diluted(2)	$0.55	$0.10	$1.71	$0.53
______________________

1.
The following expenses, except for c. below, are not reflected in the Unaudited Pro Forma Results of Operations for the three and nine months ended September 30, 2011 as they are either short-term in nature or are not reflective of the historical results of the Company or the seller:

a.	Annual incremental property management expenses associated with the Acquisition.

b.	Annual incremental general and administrative expenses associated with the Acquisition, including Chattel Loan servicing.

c.
For the three and nine months ended September 30, 2011, the Company has estimated the amortization expense of an intangible asset for in-place leases to be approximately $18.3 million and $55.1 million, respectively. The estimated useful life for acquired in-place leases is one year.

2.
For the nine months ended September 30, 2011, the Company’s weighted average of approximately 4.6 million common OP units (which were dilutive to the Company’s historical operations) were anti-dilutive, and therefore are excluded from the computation of the Pro Forma Earnings per Common Share – Fully Diluted.

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
The Company has two reportable segments which are: (i) Property Operations and (ii) Home Sales and Rentals Operations segments. The Property Operations segment owns and operates land lease Properties and the Home Sales and Rentals Operations segment purchases, sells and leases homes at the Properties.
All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months ended September 30, 2012 and 2011.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 14 – Reportable Segments (continued)
The following tables summarize the Company’s segment financial information for the three months ended September 30, 2012 and 2011 (amounts in thousands):
Three Months Ended September 30, 2012

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$170,776	$5,833	$176,609
Operations expenses	(83,973)	(4,394)	(88,367)
Income from segment operations	86,803	1,439	88,242
Interest income	750	1,704	2,454
Depreciation on real estate and rental homes	(24,703)	(1,591)	(26,294)
Amortization of in-place leases	(7,396)	(152)	(7,548)
Income from operations	$55,454	$1,400	56,854
Reconciliation to Consolidated net income
Other revenues			2,765
General and administrative			(6,535)
Interest and related amortization			(31,640)
Rent control initiatives and other			(221)
Equity in income of unconsolidated joint ventures			269
Consolidated net income			$21,492
Total assets	$3,260,654	$236,471	$3,497,125
Three Months Ended September 30, 2011

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$153,234	$4,088	$157,322
Operations expenses	(77,758)	(3,325)	(81,083)
Income from segment operations	75,476	763	76,239
Interest income	919	1,269	2,188
Depreciation on real estate and rental homes	(21,675)	(1,250)	(22,925)
Amortization of in-place leases	(10,759)	—	(10,759)
Income from operations	$43,961	$782	44,743
Reconciliation to Consolidated net income
Other revenues			4,534
General and administrative			(6,412)
Acquisition Costs			(15,216)
Interest and related amortization			(26,084)
Rent control initiatives and other			(467)
Equity in income of unconsolidated joint ventures			257
Consolidated net income			$1,355
Total assets	$3,091,731	$201,074	$3,292,805

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 14 – Reportable Segments (continued)
The following tables summarize the Company’s segment financial information for the nine months ended September 30, 2012 and 2011 (amounts in thousands):
Nine Months Ended September 30, 2012

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$507,739	$16,915	$524,654
Operations expenses	(243,773)	(13,094)	(256,867)
Income from segment operations	263,966	3,821	267,787
Interest income	2,387	4,866	7,253
Depreciation on real estate and rental homes	(74,101)	(4,519)	(78,620)
Amortization of in-place leases	(43,220)	(1,094)	(44,314)
Income from operations	$149,032	$3,074	152,106
Reconciliation to Consolidated net income
Other revenues			6,039
General and administrative			(19,724)
Interest and related amortization			(93,434)
Rent control initiatives and other			(1,067)
Equity in income of unconsolidated joint ventures			1,524
Consolidated net income			$45,444
Total assets	$3,260,654	$236,471	$3,497,125
Capital improvements	$21,459	$31,705	$53,164
Nine Months Ended September 30, 2011

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$406,105	$10,151	$416,256
Operations expenses	(205,590)	(8,343)	(213,933)
Income from segment operations	200,515	1,808	202,323
Interest income	2,500	1,673	4,173
Depreciation on real estate and rental homes	(56,158)	(3,076)	(59,234)
Amortization of in-place leases	(10,759)	—	(10,759)
Income from operations	$136,098	$405	136,503
Reconciliation to Consolidated net income
Other revenues			6,448
General and administrative			(18,070)
Acquisition Costs			(17,333)
Interest and related amortization			(68,931)
Rent control initiatives and other			(1,558)
Equity in income of unconsolidated joint ventures			1,582
Consolidated net income			$38,641
Total assets	$3,091,731	$201,074	$3,292,805
Capital improvements	$16,728	$24,668	$41,396

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 14 – Reportable Segments (continued)
The following table summarizes the Company’s financial information for the Property Operations segment for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Community base rental income	$103,668	$87,149	$309,819	$219,740
Resort base rental income	36,516	36,139	104,503	101,858
Right-to-use annual payments	12,115	12,444	36,087	37,019
Right-to-use contracts current period, gross	4,494	4,386	9,680	13,096
Right-to-use contracts current period, deferred	(2,788)	(2,858)	(4,680)	(8,768)
Utility income and other	16,036	14,498	50,021	40,044
Ancillary services revenues, net	735	1,476	2,309	3,116
Total property operations revenues	170,776	153,234	507,739	406,105
Expenses:
Property operating and maintenance	60,378	56,451	173,147	148,417
Real estate taxes	11,826	10,304	36,300	26,522
Sales and marketing, gross	3,573	2,950	7,849	8,289
Sales and marketing deferred commissions, net	(1,277)	(1,148)	(2,174)	(3,495)
Property management	9,473	9,201	28,651	25,857
Total property operations expenses	83,973	77,758	243,773	205,590
Income from property operations segment	$86,803	$75,476	$263,966	$200,515
The following table summarizes the Company’s financial information for the Home Sales and Rentals Operations segment for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Gross revenue from home sales	$1,861	$1,636	$5,881	$4,281
Brokered resale revenues, net	261	141	922	608
Rental home income (a)	3,711	2,311	10,112	5,262
Total revenues	5,833	4,088	16,915	10,151
Expenses:
Cost of home sales	2,051	1,552	6,869	4,020
Home selling expenses	334	356	1,070	1,239
Rental home operating and maintenance	2,009	1,417	5,155	3,084
Total expenses	4,394	3,325	13,094	8,343
Income from home sales and rentals operations segment	$1,439	$763	$3,821	$1,808
______________________

(a)
Does not include approximately $9.3 million and $6.2 million for the three months ended September 30, 2012 and 2011, respectively, and approximately $26.1 million and $16.0 million for the nine months ended September 30, 2012 and 2011, respectively, of site rental income included in Community base rental income.

Note 15 - Subsequent Events

On October 29, 2012, Hurricane Sandy struck along the Atlantic seaboard and in the northeast. The Company has a total of 56 properties (21 manufactured home communities and 35 RV resorts) that were within the storm's trajectory. Property damage losses at those properties are preliminarily estimated to total less than $0.5 million. The bulk of those losses are expected to be for removal of damaged trees and debris cleanup. The Company does not yet have an estimate for business interruption losses, but they are not expected to be material.
The Company believes that it has adequate insurance, including business interruption coverage. The Company does not believe that the storm damage will have a material impact on its consolidated financial condition or operating results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Company is a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of September 30, 2012, the Company owned or had an ownership interest in a portfolio of 382 Properties located throughout the United States and Canada containing 141,077 residential sites. These Properties are located in 32 states and British Columbia, with the number of Properties in each state or province shown parenthetically, as follows: Florida (119), California (49), Arizona (41), Michigan (15), Pennsylvania (15), Texas (15), Washington (15), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Indiana (7), Nevada (7), New York (7), Virginia (7), Maine (5), Massachusetts (5), Wisconsin (5), Idaho (4), Illinois (4), Minnesota (4), New Jersey (4), South Carolina (3), Utah (3), Maryland (2), New Hampshire (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1) and British Columbia (1).
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

The following chart lists the Properties acquired, invested in, or sold since January 1, 2011 through September 30, 2012.

Property	Transaction Date	Sites

Total Sites as of January 1, 2011		111,002
Property or Portfolio (# of Properties in parentheses):
Acquisitions:
Acquisition Properties (35)	July 1, 2011	12,044
Acquisition Properties (16)	August 1, 2011	7,817
Acquisition Properties (7)	September 1, 2011	3,105
Acquisition Properties (2)	October 3, 2011	1,573
Acquisition Properties (1)	October 11, 2011	521
Acquisition Properties (7)	October 21, 2011	2,810
Acquisition Properties (7)	December 7, 2011	2,259
Expansion Site Development and other:
Sites added (reconfigured) in 2011		1
Sites added (reconfigured) in 2012		(55)
Total Sites as of September 30, 2012		141,077
Since January 1, 2011, the gross investment in real estate has increased from $2,585 million to $4,126 million as of September 30, 2012
Outlook
Occupancy in the Company’s Properties as well as its ability to increase rental rates directly affects revenues. The Company’s revenue streams are predominantly derived from customers renting its sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such quarterly interim results may not be indicative of full fiscal year results.
The Company has approximately 95,100 annual sites, approximately 9,000 seasonal sites, which are leased to customers generally for three to six months, and approximately 9,600 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. The Company expects to service over 100,000 customers at its transient sites and the Company considers this revenue stream to be its most volatile. It is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, the Company has approximately 24,300 sites designated as right-to-use sites which are primarily utilized to service the approximately 98,000 customers who have entered into right-to-use contracts. The Company also has interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of September 30, 2012 (rounded to 000’s)
Community sites	74,100
Resort sites:
Annual	21,000
Seasonal	9,000
Transient	9,600
Right-to-use (1)	24,300
Joint Ventures (2)	3,100
141,100
__________________________

(1)	Includes approximately 4,200 sites rented on an annual basis.

(2)	Joint venture income is included in Equity in income of unconsolidated joint ventures.
A significant portion of the Company’s rental agreements on community sites are directly or indirectly tied to published Consumer Price Index (“CPI”) statistics that are issued from June through September each year. The Company currently expects its 2013 Core community base rental income to increase approximately 2.6% as compared to 2012.
The Company believes that the disruption in the site-built housing market is contributing to the low new home sales volumes it is experiencing as potential customers are not able to sell their existing site-built homes. Customers have also become more price sensitive which is reflected in an increase in used home sale volumes.

In this environment, the Company believes that customer demand for rentals, which may require a security deposit but not a down payment, is high. The Company is adapting to this by renting its vacant new homes. This may represent an attractive source of occupancy if the Company can convert renters to new homebuyers in the future. The Company is also focusing on smaller, more energy efficient and more affordable homes in its manufactured home Properties.
The Company’s manufactured home rental operations have been increasing since 2007. As of September 30, 2012, occupied manufactured home rentals increased to 5,472, or 503.3%, from 907 for the year ended December 31, 2007. Net operating income from rental operations increased to approximately $23.1 million, of which approximately $23.9 million of rental operations revenue was included in community base rental income, for the year ended December 31, 2011 from approximately $5.9 million, of which approximately $5.4 million of rental operations revenue was included in community base rental income, for the year ended December 31, 2007. The Company believes that, unlike the home sales business, at this time it competes effectively with other types of rentals (i.e. apartments). The Company continues to evaluate home rental operations and may continue to invest in additional units.
In the Company’s resort Properties, the Company continues to work on extending customer stays. The Company has had success lengthening customer stays.
In the spring of 2010, the Company introduced low-cost membership products that focus on the installed base of almost eight million RV owners. Such products may include right-to-use contracts that entitle the customer to use certain properties (the “Agreements”). The Company is offering a Zone Park Pass (“ZPP”), which can be purchased for one to four zones of the United States and require annual payments of $499. This replaces high cost products that were typically entered into at Properties after tours and lengthy sales presentations. The Company historically incurred significant costs to generate leads, conduct tours and make the sales presentations. A single zone ZPP requires no upfront payment while passes for additional zones require modest upfront payments. Since inception the Company has entered into approximately 20,300 ZPP’s. For the nine months ended September 30, 2012, the Company entered into approximately 8,400, or a 35.5% increase from approximately 6,200 for the nine months ended September 30, 2011. In 2012, the Company initiated a program with RV dealers to feature the Company's ZPP as part of the dealers' sales and marketing efforts. In return, the Company provides the dealer with a ZPP membership to give to the dealers' customers in connection with the purchase of an RV.  Since the inception of the ZPP program with the RV dealers, the Company has activated 619 ZPPs and recorded approximately $35,000 of revenue through September 30, 2012.
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
Nineteen of our 49 California Properties and one of our five Massachusetts Properties are affected by local rent control regulations. The impact of the rent control ordinances is to limit our ability to implement rent increases based on prevailing market conditions. The ordinances generally provide the ability to increase rates by a fraction of the increase in the CPI. The limit on rent increases may range from 60% to 100% of CPI with certain maximum limits depending on the jurisdiction.
Critical Accounting Policies and Estimates
Refer to the 2011 Form 10-K for a discussion of the Company’s critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, notes receivable and accounting for stock compensation. There have been no changes to these policies during the nine months ended September 30, 2012.

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011
Income from Property Operations
The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the three months ended September 30, 2012 and 2011 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2010 and which have been owned and operated by the Company continuously since January 1, 2011. Core growth percentages exclude the impact of GAAP deferrals of up-front payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Community base rental income	$68,637	$66,825	$1,812	2.7%	$103,668	$87,149	$16,519	19.0%
Rental home income	2,122	1,648	474	28.8%	3,711	2,311	1,400	60.6%
Resort base rental income	36,409	36,112	297	0.8%	36,516	36,139	377	1.0%
Right-to-use annual payments	12,115	12,444	(329)	(2.6)%	12,115	12,444	(329)	(2.6)%
Right-to-use contracts current period, gross	4,494	4,386	108	2.5%	4,494	4,386	108	2.5%
Utility and other income	12,828	12,777	51	0.4%	16,036	14,498	1,538	10.6%
Property operating revenues, excluding deferrals	136,605	134,192	2,413	1.8%	176,540	156,927	19,613	12.5%

Property operating and maintenance	50,478	50,943	(465)	(0.9)%	60,378	56,451	3,927	7.0%
Rental home operating and maintenance	1,235	894	341	38.1%	2,009	1,417	592	41.8%
Real estate taxes	8,291	8,227	64	0.8%	11,826	10,304	1,522	14.8%
Sales and marketing, gross	3,572	2,950	622	21.1%	3,573	2,950	623	21.1%
Property operating expenses, excluding deferrals and Property management	63,576	63,014	562	0.9%	77,786	71,122	6,664	9.4%
Income from property operations, excluding deferrals and Property management	73,029	71,178	1,851	2.6%	98,754	85,805	12,949	15.1%
Property management	8,156	8,318	(162)	(1.9)%	9,473	9,201	272	3.0%
Income from property operations, excluding deferrals	$64,873	$62,860	$2,013	3.2%	$89,281	$76,604	$12,677	16.5%
The 1.8% increase in the Core Portfolio property operating revenues, primarily includes the following changes (i) a 2.1% increase in rates in community base rental income and a 0.6% increase in occupancy, (ii) an increase in rental home income of 28.8%, (iii) a 0.8% increase in revenues in core resort base rental income, as described in table below, (iv) an increase of 2.5% in right-to-use contracts and (v) a 0.4% increase in utility and other income.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Annual	$21,865	$21,040	$825	3.9%	$21,968	$21,040	$928	4.4%
Seasonal	2,706	2,471	235	9.5%	2,710	2,495	215	8.6%
Transient	11,838	12,601	(763)	(6.1)%	11,838	12,604	(766)	(6.1)%
Resort base rental income	$36,409	$36,112	$297	0.8%	$36,516	$36,139	$377	1.0%
The 0.9% increase in property operating expenses in the Core Portfolio, excluding property management, primarily reflects (i) a 38.1% increase in rental home operating and maintenance, as described in table below and (ii) a 21.1% increase in sales and marketing expenses. Sales and marketing expenses are all related to the costs incurred for the entry or upgrade of right-to-use contracts. Sales and marketing expenses increased due to increased commissions as a result of higher sales and new product discount promotions.

The increase in Total Portfolio income from property operations is primarily due to the acquisition of 75 Acquisition Properties during the six months ended December 31, 2011 (See Note 13 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for details regarding the Acquisition.)
The following growth rate percentages are before property management (amounts in thousands):

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$132,111	$129,806	$2,305	1.8%	$172,046	$152,541	$19,505	12.8%
Property operating expenses, excluding Sales and marketing, gross	60,004	60,064	(60)	(0.1)%	74,213	68,172	6,041	8.9%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$72,107	$69,742	$2,365	3.4%	$97,833	$84,369	$13,464	16.0%
The Core Portfolio and Total Portfolio property operating revenues for the three months ended September 30, 2012 were negatively impacted by the temporary cessation of the entry into right-to-use contracts (membership upgrades).
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the three months ended September 30, 2012 and 2011 (amounts in thousands, except home sales volumes).

	2012	2011	Variance	% Change
Gross revenues from new home sales	$141	$517	$(376)	(72.7)%
Cost of new home sales	(117)	(450)	333	74.0%
Gross profit from new home sales	24	67	(43)	(64.2)%

Gross revenues from used home sales	1,720	1,119	601	53.7%
Cost of used home sales	(1,934)	(1,102)	(832)	(75.5)%
Gross (loss) profit from used home sales	(214)	17	(231)	(1,358.8)%

Brokered resale revenues and ancillary services revenues, net	996	1,617	(621)	(38.4)%
Home selling expenses	(334)	(356)	22	6.2%
Income (loss) from home sales operations and other	$472	$1,345	$(873)	(64.9)%
Home sales volumes
New home sales	2	13	(11)	(84.6)%
Used home sales (1)	372	240	132	55.0%
Brokered home resales	194	177	17	9.6%
______________________

1.	Includes three third party home sales for the three months ended September 30, 2011.
The decrease in income from home sales operations and other is primarily due to a decrease in ancillary services revenues, net due to a decrease in transient RV customers. The increase in volumes of both used home sales and brokered home resales are primarily due to the Acquisition.

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the three months ended September 30, 2012 and 2011 (amounts in thousands, except rental unit volumes).

	2012	2011	Variance	% Change
Manufactured homes:
New Home	$4,722	$3,293	$1,429	43.4%
Used Home	8,305	5,192	3,113	60.0%
Rental operations revenue (1)	13,027	8,485	4,542	53.5%
Rental home operating and maintenance	(2,009)	(1,417)	(592)	(41.8)%
Income from rental operations	11,018	7,068	3,950	55.9%
Depreciation on rental homes (2)	(1,553)	(1,236)	(317)	(25.6)%
Income from rental operations, net of depreciation	$9,465	$5,832	$3,633	62.3%

Gross investment in new manufactured home rental units	$102,714	$76,860	$25,854	33.6%
Gross investment in used manufactured home rental units	$69,085	$50,330	$18,755	37.3%

Net investment in new manufactured home rental units	$93,977	$71,000	$22,977	32.4%
Net investment in used manufactured home rental units	$62,725	$46,773	$15,952	34.1%

Number of occupied rentals – new, end of period	1,733	1,204	529	43.9%
Number of occupied rentals – used, end of period	3,739	2,752	987	35.9%
______________________

(1)
Approximately $9.3 million and $6.2 million for the three months ended September 30, 2012 and 2011, respectively, are included in Community base rental income in the Income from Property Operations table. The remainder is included in Rental home income in the Income from Property Operations table.

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
Other Income and Expenses
The following table summarizes other income and expenses for the three months ended September 30, 2012 and 2011 (amounts in thousands).

	2012	2011	Variance	% Change
Depreciation on real estate and rental homes	$(26,294)	$(22,925)	$(3,369)	(14.7)%
Amortization of in-place leases	(7,548)	(10,759)	3,211	29.8%
Interest income	2,568	2,328	240	10.3%
Income from other investments, net	2,651	4,394	(1,743)	(39.7)%
General and administrative	(6,535)	(6,412)	(123)	(1.9)%
Acquisition costs	—	(15,216)	15,216	100.0%
Rent control initiatives and other	(221)	(467)	246	52.7%
Interest and related amortization	(31,640)	(26,084)	(5,556)	(21.3)%
Total other expenses, net	$(67,019)	$(75,141)	$8,122	10.8%
Depreciation on real estate and interest income increased primarily due to the acquisition of 75 Properties during the year ended December 31, 2011. Amortization on in-place leases decreased due to the timing of the acquisitions during the second half of 2011 as the amortization is for one year only. Income from other investments decreased primarily due to $2.2 million of insurance proceeds received during the third quarter of 2011, offset by an increase of $0.5 million in the fair value of the contingent consideration in association with the Acquisition Properties (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Acquisition costs were legal and due diligence costs incurred related to the Acquisition. Interest expense has increased primarily due to the assumption of approximately $548.0 million of mortgage debt secured by 35 Acquisition

Properties, the $200.0 million Term Loan originated July 1, 2011, and the encumbering of $200.0 million secured debt during the six months ended December 31, 2011.

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011
Income from Property Operations
The following table summarizes certain financial and statistical data for the Property Operations for the Core Portfolio and the Total Portfolio for the nine months ended September 30, 2012 and 2011 (amounts in thousands).

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Community base rental income	$205,209	$199,395	$5,814	2.9%	$309,819	$219,740	$90,079	41.0%
Rental home income	5,947	4,600	1,347	29.3%	10,112	5,262	4,850	92.2%
Resort base rental income	104,102	101,831	2,271	2.2%	104,503	101,858	2,645	2.6%
Right-to-use annual payments	36,087	37,019	(932)	(2.5)%	36,087	37,019	(932)	(2.5)%
Right-to-use contracts current period, gross	9,680	13,096	(3,416)	(26.1)%	9,680	13,096	(3,416)	(26.1)%
Utility and other income	40,407	38,319	2,088	5.4%	50,021	40,044	9,977	24.9%
Property operating revenues, excluding deferrals	401,432	394,260	7,172	1.8%	520,222	417,019	103,203	24.7%
Property operating and maintenance	144,369	142,850	1,519	1.1%	173,147	148,417	24,730	16.7%
Rental home operating and maintenance	3,112	2,562	550	21.5%	5,155	3,084	2,071	67.2%
Real estate taxes	24,452	24,429	23	0.1%	36,300	26,522	9,778	36.9%
Sales and marketing, gross	7,845	8,289	(444)	(5.4)%	7,849	8,289	(440)	(5.3)%
Property operating expenses, excluding deferrals and Property management	179,778	178,130	1,648	0.9%	222,451	186,312	36,139	19.4%
Income from property operations, excluding deferrals and Property management	221,654	216,130	5,524	2.6%	297,771	230,707	67,064	29.1%
Property management	24,664	24,972	(308)	(1.2)%	28,651	25,857	2,794	10.8%
Income from property operations, excluding deferrals	$196,990	$191,158	$5,832	3.1%	$269,120	$204,850	$64,270	31.4%
The 1.8% increase in Core Portfolio property operating revenues, primarily includes the following changes (i) a 2.3% increase in rates in community base rental income and a 0.6% increase in occupancy, (ii) an increase in rental home income of 29.3%, (iii) a 2.2% increase in revenues in core resort base income, as described in table below, (iv) a decrease of 26.1% in right-to-use contracts and (v) a 5.4% increase in utility and other income. The decrease in right-to-use contracts is discussed below. For the nine months ended September 30, 2012, utility and other income includes the accelerated recognition of $2.1 million of revenue related to the early termination of a multi-year cable service agreement.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Annual	$64,464	$62,035	$2,429	3.9%	$64,770	$62,035	$2,735	4.4%
Seasonal	16,883	16,637	246	1.5%	16,965	16,661	304	1.8%
Transient	22,755	23,159	(404)	(1.7)%	22,768	23,162	(394)	(1.7)%
Resort base rental income	$104,102	$101,831	$2,271	2.2%	$104,503	$101,858	$2,645	2.6%
The 0.9% increase in property operating expenses in the Core Portfolio, excluding property management, primarily reflects (i) a 1.1% increase in property operating maintenance, (ii) a 21.5% increase in rental home operating and maintenance, as described in table below and (iii) a 5.4% decrease in sales and marketing expenses. Sales and marketing expenses are all related to the costs incurred for the entry or upgrade of right-to-use contracts.
The increase in Total Portfolio income from property operations is primarily due to the acquisition of 75 Acquisition Properties on different dates during the six months ended December 31, 2011 (See Note 13 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for details regarding the Acquisition.)

The following growth rate percentages are before property management (amounts in thousands):

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$391,752	$381,164	$10,588	2.8%	$510,542	$403,923	$106,619	26.4%
Property operating expenses, excluding Sales and marketing, gross	171,933	169,841	2,092	1.2%	214,602	178,023	36,579	20.5%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$219,819	$211,323	$8,496	4.0%	$295,940	$225,900	$70,040	31.0%
The Core Portfolio and Total Portfolio property operating revenues for the nine months ended September 30, 2012 were negatively impacted by the temporary cessation of the entry into right-to-use contracts (membership upgrades) in connection with sales force training and the roll out of new membership upgrade products during the nine months ended September 30, 2012. As a result, membership upgrade sales, which are included in right-to-use contracts current period, gross, were down $3.4 million compared to the nine months ended September 30, 2011. The decrease in right-to-use contracts for the nine months ended September 30, 2012 was offset by a $0.4 million decrease in sales and marketing expenses, resulting in a net decline of $3.0 from these activities compared to the nine months ended September 30, 2011.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the nine months ended September 30, 2012 and 2011 (amounts in thousands, except for home sales volumes).

	2012	2011	Variance	% Change
Gross revenues from new home sales	$1,038	$1,666	$(628)	(37.7)%
Cost of new home sales	(869)	(1,624)	755	46.5%
Gross profit from new home sales	169	42	127	302.4%

Gross revenues from used home sales	4,843	2,615	2,228	85.2%
Cost of used home sales	(6,000)	(2,396)	(3,604)	(150.4)%
Gross(loss) profit from used home sales	(1,157)	219	(1,376)	(628.3)%

Brokered resale revenues and ancillary services revenues, net	3,231	3,724	(493)	(13.2)%
Home selling expenses	(1,070)	(1,239)	169	13.6%
Income (loss) from home sales operations and other	$1,173	$2,746	$(1,573)	(57.3)%
Home sales volumes
New home sales (1)	19	40	(21)	(52.5)%
Used home sales (2)	1,063	603	460	76.3%
Brokered home resales	714	549	165	30.1%
______________________

(1)	Includes three third party home sales during the nine months ended September 30, 2011.

(2)	Includes one third party home sales during the nine months ended September 30, 2011.
The decrease in income from home sales operations and other is primarily due to the increase in the volume of used homes sales within our manufactured home communities.

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the nine months ended September 30, 2012 and 2011 (amounts in thousands, except for rental unit volumes).

	2012	2011	Variance	% Change
Manufactured homes:
New Home	$13,133	$8,765	$4,368	49.8%
Used Home	23,105	12,485	10,620	85.1%
Rental operations revenue (1)	36,238	21,250	14,988	70.5%
Rental home operating and maintenance	(5,155)	(3,084)	(2,071)	(67.2)%
Income from rental operations	31,083	18,166	12,917	71.1%
Depreciation on rental homes	(4,437)	(3,033)	(1,404)	(46.3)%
Income from rental operations, net of depreciation	$26,646	$15,133	$11,513	76.1%

Gross investment in new manufactured home rental units	$102,714	$76,860	$25,854	33.6%
Gross investment in used manufactured home rental units	$69,085	$50,330	$18,755	37.3%

Net investment in new manufactured home rental units	$93,977	$71,000	$22,977	32.4%
Net investment in used manufactured home rental units	$62,725	$46,773	$15,952	34.1%

Number of occupied rentals – new, end of period	1,733	1,204	529	43.9%
Number of occupied rentals – used, end of period	3,739	2,752	987	35.9%
______________________

(1)
Approximately $26.1 million and $16.0 million for the nine months ended September 30, 2012 and 2011, respectively, are included in Community base rental income in the Income from Property Operations table.

The increase in income from rental operations and depreciation expense is primarily due to the increase in the number of rental units including units purchased in the Acquisition.
Other Income and Expenses
The following table summarizes other income and expenses for the nine months ended September 30, 2012 and 2011 (amounts in thousands).

	2012	2011	Variance	% Change
Depreciation on real estate and rental homes	$(78,620)	$(59,234)	$(19,386)	(32.7)%
Amortization of in-place leases	(44,314)	(10,759)	(33,555)	(311.9)%
Interest income	7,586	4,379	3,207	73.2%
Income from other investments, net	5,706	6,242	(536)	(8.6)%
General and administrative	(19,724)	(18,070)	(1,654)	(9.2)%
Acquisition costs	—	(17,333)	17,333	100.0%
Rent control initiatives and other	(1,067)	(1,558)	491	31.5%
Interest and related amortization	(93,434)	(68,931)	(24,503)	(35.5)%
Total other expenses, net	$(223,867)	$(165,264)	$(58,603)	(35.5)%
Depreciation on real estate, amortization of in-place leases and interest income increased primarily due to the acquisition of 75 Properties during the year ended December 31, 2011. Income from other investments, net decreased primarily due to decreased revenue in 2012 from the sale of a small Florida internet and media based advertising business in 2011, offset by an increase of $0.5 million in the fair value of the contingent consideration in association with the Acquisition Properties (See Note 13 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). General and administrative increased primarily due to increased professional fees due to certain litigation matters (see Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Acquisition costs were legal and due diligence costs incurred related to the Acquisition. Rent control initiatives and other are lower due to decreased activity in the City of San Rafael legal appeal (see Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Interest expense has increased primarily due to the assumption of approximately $548.0 million of mortgage debt secured by 35 Acquisition Properties, the $200.0 million Term Loan originated July 1, 2011, and the $200.0 million of new secured debt originated during the six months ended December 31, 2011.

Liquidity and Capital Resources
Liquidity
As of September 30, 2012, the Company had approximately $147.9 million in cash and cash equivalents and $380.0 million available on its Line of Credit. The Company expects to meet its short-term liquidity requirements, including its distributions, generally through its working capital, net cash provided by operating activities and availability under its existing Line of Credit. The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of its current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under its existing line of credit and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. On October 18, 2012, the Company redeemed the remaining 2,554,235 shares of Series A Preferred Stock at the $25.00 per share liquidation value plus accrued and unpaid dividends of $0.094846 per share on such redeemed shares for approximately $64.1 million. The Company does not have any scheduled debt maturities remaining in 2012 and has approximately $80.0 million of scheduled debt maturities in 2013 (excluding scheduled principal payments on debt maturing in 2012 and beyond). The Company expects to satisfy its 2013 maturities with its existing cash balance.
The table below summarizes cash flow activity for the nine months ended September 30, 2012 and 2011 (amounts in thousands).

	For the Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$188,883	$120,291
Net cash used in investing activities	(48,834)	(534,597)
Net cash (used in) provided by financing activities	(62,641)	614,443
Net increase in cash and cash equivalents	$77,408	$200,137
Operating Activities
Net cash provided by operating activities increased $68.6 million for nine months ended September 30, 2012, as compared to the net cash provided by operating activities for the nine months through September 30, 2011. The increase in cash provided by operating activities is primarily due to an increase in net income from operations of 75 Properties acquired during the last six months of 2011.
Investing Activities
Net cash used in investing activities reflects the impact of the following investing activities:
Notes Receivable Activity
The notes receivable activity during the nine months ended September 30, 2012 of $4.3 million in cash inflow reflects net repayments of $3.7 million from the Company’s Chattel Loans, and net repayments of $0.6 million from the Company’s Contracts Receivable. (See Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q.)
The notes receivable activity during the nine months ended September 30, 2011 of $1.8 million in cash outflow reflects net repayments of $1.1 million from the Company’s Chattel Loans, net repayments of $0.9 million from the Company’s Contract Receivable and origination of $3.8 million in notes to Lakeland RV.

Capital Improvements
The table below summarizes capital improvements activity for the nine months ended September 30, 2012 and 2011 (amounts in thousands).

	For the Nine months ended (1) September 30,
	2012	2011
Recurring Cap Ex (2)	$20,041	$14,995
Development (3)	878	1,185
New home investments	21,149	18,609
Used home investments	10,556	6,058
Total Property	52,624	40,847
Corporate	540	549
Total Capital improvements	$53,164	$41,396
______________________

(1)
Excludes non-cash activity of approximately $3.5 million and $0.4 million of used homes acquired by repossessions of Chattel Loans collateral for both the nine months ended September 30, 2012 and 2011, respectively.

(2)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Development primarily represents costs to improve and upgrade Property infrastructure or amenities.
Financing Activities
Financing, Refinancing and Early Debt Retirement
2012 Activity
During the nine months ended September 30, 2012, the Company received approximately $74.0 million of financing proceeds on one manufactured home community with a stated interest rate of 3.9% per annum, maturing in 2022. The proceeds were used to pay off the mortgage on the property, which was set to mature on May 1, 2013, totaling approximately $35.1 million, with a stated interest rate of 5.7% per annum. The Company also closed on approximately $85.5 million of financing proceeds on two RV resorts with a weighted average interest rate of 5.10% per annum, maturing in 2022. The proceeds were used to pay off the mortgages on these two properties, which were set to mature on June 1, 2014, totaling approximately $63.3 million, with a weighted average interest rate of 5.41% per annum. The Company also paid off two maturing mortgages totaling approximately $34.1 million, with a weighted average interest rate of 5.7% per annum.
2011 Activity

During the nine months ended September 30, 2011, the Company paid off nine maturing mortgages totaling approximately $52.5 million, with a weighted average interest rate of 7.04% per annum. The Company also closed on approximately $200 million financing on 20 manufactured home communities and three resort properties with a weighted average interest rate of 5.02% per annum, maturing in 2021. The Company also assumed approximately $349 million of mortgage debt, which includes a fair market value adjustment of approximately $21 million, secured by 18 Acquisition Properties with a stated interest rates ranging from 4.65% to 7.31% per annum, maturing in various years from 2013 to 2020.

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
Secured Debt
As of September 30, 2012, the Company’s secured long-term debt balance was approximately $2.1 billion, with a weighted average interest rate of approximately 5.5% per annum. The debt bears interest at rates between 3.9% and 8.9% per annum and matures on various dates primarily ranging from 2013 to 2023. The weighted average term to maturity for the long-term debt is approximately 5.2 years.

Unsecured Debt
As of September 30, 2012, the Company’s unsecured Line of Credit (“LOC”) had an availability of $380 million. The Company’s unsecured LOC has a maximum borrowing capacity of $380 million, accrued interest at an annual rate equal to the applicable LIBOR plus a maximum of 1.40% to 2.00% bearing a facility rate of 0.25% to 0.40% as well as certain other customary negative and affirmative covenants. The LOC matures on September 15, 2016 and has a one-year extension option under the LOC, subject to payment of certain administrative fees and the satisfaction of certain other enumerated conditions. The spread over LIBOR and the facility fee pricing are variable based on leverage throughout the term of the LOC. The Company incurred commitment and arrangement fees of approximately $1.3 million to enter into the amended LOC.
As of December 31, 2011, the Company's LOC had an availability of $380 million and a maturity date of September 18, 2015. On July 20, 2012, the Company amended its LOC as described above.
Contractual Obligations
As of September 30, 2012, the Company was subject to certain contractual payment obligations as described in the table below (amounts in thousands).

	Total	2012	2013	2014	2015	2016	2017	Thereafter
Long Term Borrowings (1)	$2,258,105	$7,705	$110,197	$161,159	$591,948	$238,625	$302,801	$845,670
Interest Expense (2)	590,571	31,390	120,962	111,971	101,021	66,105	54,974	104,148
Total Contractual Obligations	$2,848,676	$39,095	$231,159	$273,130	$692,969	$304,730	$357,775	$949,818
Weighted average interest rates	5.06%	5.42%	5.39%	5.38%	5.27%	5.19%	5.63%	5.66%
 ______________________________

(1)
Balance excludes net premiums of $26.1 million, primarily due to the fair market value adjustment of the assumption of $515.0 million of secured debt from the Acquisition Properties. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on the Company’s secured debt based on obligations outstanding as of September 30, 2012.
The Company does not include Preferred Stock dividends, insurance, property taxes and cancelable contracts in the contractual obligations table above.
The Company also leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054, with terms which require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. Minimum future rental payments under the ground leases are approximately $3.3 million in 2012 and 2013 and approximately $1.9 million in 2014, 2015 and 2016 and approximately $13.5 million thereafter. The decrease in future minimum rental payments assumes that the Company will exercise its option to acquire land at the recently acquired Colony Cove Property on January 1, 2014. The option exercise date is subject to certain assumptions and the timing of the option exercise may be before or after January 1, 2014.
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
Equity Transactions
2012 Activity
On October 12, 2012, the Company paid a $0.4375 per share distribution to common stockholders of record on September 28, 2012. On July 13, 2012, the Company paid a $0.4375 per share distribution to common stockholders of record on June 29, 2012. On April 13, 2012, the Company paid a $0.4375 per share distribution to common stockholders of record on March 30, 2012.

On September 28, 2012, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock to Series A preferred stockholders of record on September 17, 2012. On June 29, 2012, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock to Series A preferred stockholders of record on June 18, 2012. On March 30, 2012, the Company paid a $0.502125 per share distribution on the Company’s Series A Preferred Stock to Series A preferred stockholders of record on March 19, 2012.
On September 14, 2012, the Company issued to a depositary 54,448 shares of the Company's Series C Preferred Stock with a liquidation value of $2,500.00 per share, which is represented by depositary shares as described below. Also on September 14, 2012, the Company exchanged 5,445,765 shares of its Series A Preferred Stock for 5,445,765 depositary shares, each representing 1/100th of a share of the Company's Series C Preferred Stock with a liquidation value of $25.00 per depositary share, plus accrued and unpaid dividends of $0.3849625 per share of Series A Preferred Stock. On October 18, 2012, the Company redeemed the remaining 2,554,235 shares of Series A Preferred Stock at the $25.00 per share liquidation value plus accrued and unpaid dividends of $0.094846 per share on such redeemed shares for approximately $64.1 million.
During the nine months ended September 30, 2012, the Company received approximately $0.9 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company’s Employee Stock Purchase Plan (“ESPP”).
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
On October 14, 2011, the Company paid a $0.375 per share distribution on the Company's Series B Preferred Stock, to Series B preferred stockholders of record September 30, 2011.
On September 30, 2011, the Company paid a $0.502125 per share distribution on the Company's Series A Preferred Stock, to Series A preferred stockholders of record on September 9, 2011. On June 30, 2011, the Company paid a $0.502125 per share distribution on the Company's Series A Preferred Stock to preferred stockholders of record on June 10, 2011. On March 31, 2011, the Company paid a $0.156217 per share pro-rata distribution on the Company's Series A Preferred Stock to preferred stockholders of record on March 21, 2011.
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
During the nine months ended September 30, 2011, the Company received approximately $2.3 million in proceeds from the issuance of shares of common stock through stock option exercises and the Company's ESPP.
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
Off Balance Sheet Arrangements
As of September 30, 2012, the Company has no off balance sheet arrangements.

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
The following table presents a calculation of FFO for the three nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Computation of funds from operations:
Net income available for common shares	$16,009	$(2,853)	$30,504	$22,934
Income allocated to common OP units	1,503	(289)	2,891	3,121
Series B Redeemable Preferred Stock Dividends	—	466	—	466
Right-to-use contract upfront payments, deferred, net	2,788	2,858	4,680	8,768
Right-to-use contract commissions, deferred, net	(1,277)	(1,148)	(2,174)	(3,495)
Depreciation on real estate assets	24,741	21,689	74,183	56,201
Depreciation on rental homes	1,553	1,236	4,437	3,033
Amortization of in-place leases	7,548	10,759	44,314	10,759
Depreciation on unconsolidated joint ventures	290	307	873	921
Funds from operations available for common shares	$53,155	$33,025	$159,708	$102,708
Weighted average common shares outstanding – fully diluted	45,447	43,602	45,418	38,858

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk the Company faces is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of the Company’s long-term debt obligations is affected by changes in market interest rates. At September 30, 2012, approximately 100% or approximately $2.1 billion of the Company’s outstanding secured debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $106.2 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $112.0 million.
As of September 30, 2012, none of the Company’s outstanding secured debt was short-term. The Company’s $200.0 million Term Loan has variable rates based on LIBOR plus 1.85% to 2.80% per annum, which the Company fixed the underlying LIBOR rate at 1.11% per annum for the first three years.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of September 30, 2012.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
Changes in Internal Control Over Financial Reporting

During the third quarter of 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
None.

Item 5.	Other Information
None.

Item 6.	Exhibit Index

3.1(a)	Articles of Amendment and Restatement of the Company.
3.2(b)	Articles Supplementary designating the Company's 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $2,500.00 per share, par value $0.01 per share.
3.3(c)	Second Amended and Restated Bylaws of the Company.
4.1(d)	Form of Deposit Agreement, among the Company, American Stock Transfer & Trust Company, LLC, as Depositary, and the holders from time to time of the Depositary Shares.
4.2(e)	Specimen stock certificate evidencing the Company's 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $2,500.00 per share, par value $0.01 per share.
4.3(f)	Specimen receipt evidencing the Depositary Shares.
10.1(g)	Equity Distribution Agreement, dated September 6, 2012, by and among the Company, the Operating Partnership and RBC Capital Markets, LLC.
10.2(g)	Equity Distribution Agreement, dated September 6, 2012, by and among the Company, the Operating Partnership and RBS Securities Inc.
10.3(g)	Equity Distribution Agreement, dated September 6, 2012, by and among the Company, the Operating Partnership and Wells Fargo Securities, LLC.
10.4(g)	Equity Distribution Agreement, dated September 6, 2012, by and among the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, furnished herewith.

_____________________
(a)    Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-11718) filed May 18, 2007 and incorporated herein by reference.
(b)    Previously filed as Exhibit 3.2 to the Form 8-A (File No. 001-11718) filed September 14, 2012 and incorporated herein by reference.
(c)    Previously filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-11718) filed August 8, 2007 and incorporated herein by reference.
(d)     Previously filed as Exhibit (a)(5)(ii) to the Schedule TO/13E-3 (File No. 005-43043) filed August 9, 2012 and incorporated herein by reference.
(e)    Previously filed as Exhibit 4.2 to the Form 8-A (File No. 001-11718) filed September 14, 2012 and incorporated herein by reference.
(f)    Previously filed as Exhibit 4.3 to the Form 8-A (File No. 001-11718) filed September 14, 2012 and incorporated herein by reference.
(g)    Previously filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the Current Report on Form 8-K (File No. 001-11718) filed September 6, 2012 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: November 5, 2012	By:	/s/ Thomas Heneghan
Thomas Heneghan
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2012	By:	/s/ Marguerite Nader
Marguerite Nader
President

Date: November 5, 2012	By:	/s/ Paul Seavey
Paul Seavey
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 5, 2012	By:	/s/ Thomas C. Novosel
Thomas C. Novosel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)