Form 10-K
period 2012-12-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2013-02-28
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 1-11718

EQUITY LIFESTYLE PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	36-3857664
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 800, Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)
(312) 279-1400
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 Par Value	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates was approximately $2,643.9 million as of June 29, 2012 based upon the closing price of $68.97 on such date using beneficial ownership of stock rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting stock owned by Directors and Officers, some of whom may not be held to be affiliates upon judicial determination.
At February 26, 2013, 41,673,959 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference portions of the Registrant’s Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2013.

Equity LifeStyle Properties, Inc.

-i-

PART I
Item 1. Business
Equity LifeStyle Properties, Inc.
General
Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and its other consolidated subsidiaries (the “Subsidiaries”), are referred to herein as the “Company” or “ELS.” ELS elected to be taxed as a real estate investment trust (“REIT”), for U.S. federal income tax purposes commencing with its taxable year ended December 31, 1993.
The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or enter right-to-use contracts providing the customer access to specific Properties for limited stays. The Company was formed in December 1992 to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of December 31, 2012, the Company owned or had an ownership interest in a portfolio of 383 Properties located throughout the United States and Canada, consisting of 142,679 residential sites. These Properties are located in 32 states and British Columbia (with the number of Properties in each state or province shown parenthetically) as follows: Florida (119), California (49), Arizona (41), Michigan (15), Pennsylvania (15), Texas (17), Washington (14), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Indiana (7), Nevada (7), New York (7), Virginia (7), Maine (5), Massachusetts (5), Wisconsin (5), Idaho (4), Illinois (4), Minnesota (4), New Jersey (4), South Carolina (3), Utah (3), Maryland (2), New Hampshire (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1), and British Columbia (1).
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
Employees and Organizational Structure
The Company has an annual average of approximately 3,600 full-time, part-time and seasonal employees dedicated to carrying out its operating philosophy and strategies of stockholder value enhancement and service to its customers. The operations of each Property are coordinated by an on-site team of employees that typically includes a manager, clerical staff and maintenance workers, each of whom works to provide maintenance and care to the Properties. The on-site team of employees at each Property also provides customer service and coordinates lifestyle-oriented activities for customers. Direct supervision of on-site management is the responsibility of the Company’s regional vice presidents and regional and district managers. These individuals have substantial experience addressing the needs of customers and finding or creating innovative approaches to maximize value and increase cash flow from property operations. Complementing this field management staff are approximately 200 full-time corporate employees who assist on-site and regional management in all property functions.

Formation of the Company
The operations of the Company are conducted primarily through the Operating Partnership. The Company contributed the proceeds from its initial public offering in 1993 and subsequent offerings to the Operating Partnership for a general partnership interest. In 2004, the general partnership interest was contributed to MHC Trust, a private REIT subsidiary owned by the Company. The financial results of the Operating Partnership and the Subsidiaries are consolidated in the Company’s consolidated financial statements, which can be found beginning on page F-1 of this Form 10-K. In addition, since certain activities, if performed by the Company, may not be qualifying REIT activities under the Internal Revenue Code of 1986, as amended (the “Code”), the Company has formed taxable REIT subsidiaries, as defined in the Code, to engage in such activities.

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
The Company focuses on properties that have strong cash flow and plans to hold such properties for long-term investment and capital appreciation. In determining cash flow potential, the Company evaluates its ability to attract to its Properties and retain high quality customers who take pride in the Property and in their homes. The Company’s investment, operating and financing strategies include:

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
Acquisitions and Dispositions
Over the last decade the Company’s portfolio of Properties has grown significantly from 142 owned or partly owned Properties with over 51,500 sites to 383 owned or partly-owned Properties with over 142,600 sites. During the year ended December 31, 2012, the Company acquired two Properties with over 1,700 sites. The Company continually reviews the Properties in its portfolio to ensure that they fit the Company’s business objectives. Over the last five years, the Company sold ten Properties, and it redeployed capital to properties in markets it believes have greater long-term potential. In that same time period, the Company acquired 83 properties located in high growth areas and retirement and vacation destinations such as Florida, Arizona and California.
The Company believes that opportunities for property acquisitions are still available. Increasing acceptability of and demand for a lifestyle that includes Site Set homes and RVs, as well as continued constraints on development of new properties, adds to the attractiveness of the Company’s Properties as investments. The Company believes it has a competitive advantage in the acquisition of additional properties due to its experienced management, significant presence in major real estate markets and substantial capital resources. The Company is actively seeking to acquire additional properties and is engaged in various stages of negotiations relating to the possible acquisition of a number of properties. At any time these negotiations are at varying stages, which may include contracts outstanding to acquire certain Properties, which are subject to the satisfactory completion of the Company’s due diligence review.

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
Property Expansions
Several of the Company’s Properties have available land for expanding the number of sites available to be utilized by its customers. Development of these sites (“Expansion Sites”) is evaluated based on the following: local market conditions; ability to subdivide; accessibility through the Property or externally; infrastructure needs including utility needs and access as well as additional common area amenities; zoning and entitlement; costs and uses of working capital; topography; and ability to market new sites. When justified, development of Expansion Sites allows the Company to leverage existing facilities and amenities to increase the income generated from the Properties. Where appropriate, facilities and amenities may be upgraded or added to certain Properties to make those Properties more attractive in their markets. The Company’s acquisition philosophy includes owning Properties with potential Expansion Site development. Approximately 78 of the Company’s Properties have expansion potential, with up to approximately 5,200 acres available for expansion.
Leases or Usage Rights
At the Company’s Properties, a typical lease entered into between the owner or renter of a home and the Company for the rental of a site is for a month-to-month or year-to-year term, renewable upon the consent of both parties or, in some instances, as provided by statute. These leases are cancelable, depending on applicable law, for non-payment of rent, violation of Property rules and regulations or other specified defaults. Long-term leases that are non-cancelable by the tenant are in effect at certain sites in 18 of the Properties. Some of these leases are subject to rental rate increases based on the Consumer Price Index (“CPI”), in some instances taking into consideration market conditions, certain floors and ceilings and allowing for pass-throughs of certain items such as real estate taxes, utility expenses and capital expenditures. Generally, market rate adjustments, if appropriate, are made on an annual basis. At Properties zoned for RV use, long-term customers typically enter into rental agreements and many customers prepay for their stays. Many resort customers also leave deposits to reserve a site for the following year. Generally these customers cannot live full time on the Property. At resort Properties designated for use by customers who have entered a right-to-use or membership contract, the contract generally grants the customer access to designated Properties on a continuous basis of up to 14 days. The customer may make a nonrefundable upfront payment, and annual dues payments are required to renew the contract. Most of the contracts provide for an annual dues increase, usually based on increases in the CPI. Approximately 34% of current customers are not subject to annual dues increases in accordance with the terms of their contracts, generally because the customers are over 61 years old or meet certain other specified criteria. In the spring of 2010, the Company began selling low-cost right-to-use contracts most of which require payment of only an annual fee.

Regulations and Insurance
General. The Company’s Properties are subject to a variety of laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas, regulations relating to providing utility services, such as electricity, and regulations relating to operating water and wastewater treatment facilities at certain of its Properties. The Company believes that each Property has all material permits and approvals necessary to operate. The Company works closely with government agencies to renew these permits and approvals in the ordinary course of business.
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
Insurance. The Properties are insured against all risks causing property damage and business interruption caused by fire, flood, earthquake, or windstorm, and the relevant insurance policies contain various deductible requirements, such as coverage limits and particular exclusions. The Company’s current property and casualty insurance policies, which it plans to renew, expire on April 1, 2013. The Company has a $100 million loss limit with respect to its all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million loss limit for an earthquake in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates ELS’ maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
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

•
Industry Consolidation: According to various industry reports, there are approximately 50,000 manufactured home properties and approximately 8,750 RV properties (excluding government owned properties) in North America. Most of these properties are not operated by large owner/operators, and of the RV properties approximately 1,300 contain 200 sites or more. The Company believes that this relatively high degree of fragmentation provides the Company, as a national organization with experienced management and substantial financial resources, the opportunity to purchase additional properties as evidenced by the acquisitions during the year ended December 31, 2012.

•
Customer Base: The Company believes that properties tend to achieve and maintain a stable rate of occupancy due to the following factors: (i) customers typically own their own homes, (ii) properties tend to foster a sense of community as a result of amenities such as clubhouses and recreational and social activities, (iii) customers often sell their homes in-place (similar to site-built residential housing) with no interruption of rental payments to the Company, and (iv) moving a Site Set home from one property to another involves substantial cost and effort.

•
Lifestyle Choice: According to the Recreational Vehicle Industry Association (“RVIA”), nearly one in ten U.S. vehicle-owning households owns an RV and there are 8.9 million current RV owners. The 77 million people born from 1946 to 1964 or “baby boomers” make up the fastest growing segment of this market. According to 2010 U.S. Census figures, every day 12,500 Americans turn 50. The Company believes that this population segment, seeking an active lifestyle, will provide opportunities for future cash flow growth for the Company. As RV owners age and move beyond the more active RV lifestyle, they will often seek more permanent retirement or vacation establishments. Site Set housing has become an increasingly popular housing alternative for retirement, second-home, and “empty-nest” living. According to 2010 U.S. Census figures, the baby-boom generation will constitute almost 19% of the U.S. population within the next 20 years. Among those individuals who are nearing retirement (age 46 to 64), approximately 59% plan on moving upon retirement.

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

•
Comparability to Site-Built Homes: The Site Set housing industry has experienced a trend toward multi-section homes. Many modern Site Set homes are longer (up to 80 feet, compared to 50 feet in the 1960’s) and wider than earlier models. Many such homes have nine-foot ceilings or vaulted ceilings, fireplaces and as many as four bedrooms and closely resemble single-family ranch-style site-built homes. At the Company’s Properties, there is an active resale or rental market for these larger homes.

•
Second Home Demographics: According to 2012 National Association of Realtors (“NAR”) reports, sales of second homes in 2011 accounted for 38% of residential transactions, or 1.73 million second-home sales in 2011. There were approximately 8.0 million vacation homes in 2011. The typical vacation-home buyer is 50 years old and earned $88,600 in 2011. According to 2011 NAR reports, approximately 42% of vacation homes were purchased in the south; 30% were purchased in the west; 15% were purchased in the northeast; and 12% were purchased in the Midwest. In looking ahead, NAR believes that baby boomers are still in their peak earning years, and the leading edge of their generation is approaching retirement. As they continue to have the financial wherewithal to purchase a second home as a vacation property, investment opportunity, or perhaps as a retirement retreat, those baby boomers will continue to drive the market for second homes. The Company believes it is likely that over the next decade it will continue to see historically high levels of second-home sales, and resort homes and cottages in its Properties will continue to provide a viable second-home alternative to site-built homes.

Notwithstanding the Company’s belief that the industry information highlighted above provides the Company with significant long-term growth opportunities, its short-term growth opportunities could be disrupted by the following:

•
Shipments—According to statistics compiled by the U.S. Census Bureau, shipments of new manufactured homes declined from 2005 through 2009. Since then, manufactured home shipments have increased each year and are on pace for a fourth straight year of growth. Although new manufactured home shipments continue to be below historical levels, shipments in 2012 increased over 6% to 54,900 units as compared to shipments in 2011 of 51,600 units. According to the RVIA, wholesale shipments of RVs increased 13% in 2012 to 286,000 units as compared to 2011, which continued a positive trend in RV shipments that started in late 2009. Certain industry experts have predicted that 2013 RV shipments will increase 4% to 5% as compared to 2012.

Manufactured Housing and Recreational Vehicle
Annual Shipments 2002-2012
450,000
400,000
350,000
300,000
250,000
200,000
150,000
100,000
50,000
-
Shipments
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
Year
Manufactured Housing (MH) (1)
RV's (2)

——————————————————————————————————————————————

1.	Source: Institute for Building Technology and Safety

2.	Source: RVIA

•
Sales: Retail sales of RVs increased over 8% to 208,200 for the year ended December 31, 2012, as compared to 192,500 the year ended December 31, 2011. A total of 192,500 RVs were sold during the year ended December 31, 2011, representing an increase of over 5% over the prior year. The Company believes that consumers remain concerned about the current economy, and by prospects that the economy might remain sluggish in the years ahead. However, the enduring appeal of the RV lifestyle has translated into continued strength in RV sales despite the economic turmoil. According to RVIA, RV ownership has reached record levels: 8.9 million American households now own an RV, the highest level ever recorded, which constitutes an increase of 16% since 2001 and 64% since 1980. RV sales could continue to benefit as aging baby-boomers continue to enter the age range in which RV ownership is highest.

•
Availability of financing: The current credit crisis has made it difficult for manufactured home and RV manufacturers to obtain floor plan financing and for potential customers to obtain loans for manufactured home or RV purchases. Further, legislation enacted in 2010 known as the SAFE Act (Safe Mortgage Licensing Act) requires community owners interested in financing customer purchases of manufactured homes to register as a mortgage loan originator in states in which they engage in such financing. These requirements are generally more burdensome for lenders financing the purchase of manufactured homes than for lenders financing the purchase of site-built homes. In addition, as compared to financing available to owners and purchasers of site-built single family homes, available financing for a manufactured home involves higher down payments, higher credit scores, higher interest rates and shorter maturity. Certain government stimulus packages have also provided government guarantees for site-built single family home loans, thereby increasing the supply of financing for that market.

Please see the Company’s risk factors, financial statements and related notes beginning on page F-1 of this Form 10-K for more detailed information.

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

•
the ability of the Company’s potential customers to sell or lease their existing site-built residences in order to purchase resort homes or cottages at the Company’s Properties, and heightened price sensitivity for seasonal and second homebuyers;

•	the possible reduced ability of the Company’s potential customers to obtain financing on the purchase of resort homes, resort cottages or RVs;

•
performance of chattel loans purchased in connection with the 2011 Acquisition (see Note 19 in the Notes to the Consolidated Financial Statements contained in this Form 10-K for further discussion of the 2011 Acquisition);

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

•	the Company’s inability to meet mortgage payments on any Property that is mortgaged, in which case the lender could foreclose on the mortgage and take the Property;

•	interest rate levels and the availability of financing, which may adversely affect the Company’s financial condition;

•	changes in laws and governmental regulations (including rent control laws and regulations governing usage, zoning and taxes), which may adversely affect the Company’s financial condition;

•	poor weather, especially on holiday weekends in the summer, which could reduce the economic performance of the Company’s Northern resort Properties; and

•	the Company’s ability to attract customers to enter new or upgraded right-to-use contracts and to retain customers who have previously entered right-to-use contracts.
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
The intended benefits of the Company’s acquisitions may not be realized, which could have a negative impact on the market price of the Company’s common stock.
Acquisitions pose risks for our ongoing operations, including that:

•	senior management’s attention may be diverted from the management of daily operations to the integration of an acquisition;

•	costs and expenses associated with any undisclosed or potential liabilities;

•	an acquisition may not perform as well as the Company anticipates; and

•	unforeseen difficulties may arise in integrating an acquisition into the Company’s portfolio.
As a result of the foregoing, the Company cannot assure you that any acquisitions that it makes will be accretive to it in the near term or at all. Furthermore, if the Company fails to realize the intended benefits of an acquisition, the market price of its common stock could decline to the extent that the market price reflects those benefits.
Further, with respect to one of the properties that the Company acquired in its 2011 Acquisition of a portfolio of 74 manufactured home communities and one RV resort, the Company owns both a fee interest and a leasehold interest. The ground lease contains a purchase option on behalf of the lessee and a put option on behalf of the lessor. The options may be exercised by either party upon the death of the fee holder. The Company is the beneficiary of an escrow funded by the seller with approximately 114,000 shares of the Company’s common stock. The escrow provides for distributions of the escrowed stock on a quarterly basis to protect the Company from future scheduled ground lease payments as well as scheduled increases in the option purchase price over time. In connection with the purchase price allocation associated with the acquisition of these 74 properties, the Company recorded contingent consideration of approximately $6.7 million related to this escrow. If the Company does not receive distributions of all of the escrowed stock prior to the death of the fee holder, the Company will have to charge the remaining amount of this contingent consideration to operations.
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
The Decline in Home Sales Has Resulted in the Company Increasing its Rental Program to Maintain Occupancy. Due to market conditions, the Company has experienced a decline in home sales at its Properties. To maintain occupancy, the Company has increased its manufactured home rental operations by purchasing new homes for rental and also renting used homes acquired from customers through purchase, lien sale or abandonment. While the Company’s long-term goal is to sell these rental units to homeowners, there is no assurance that the Company will be successful and it may not be able to liquidate its investment in these in homes. In addition, the Company’s home rental operations compete with other types of rentals (e.g., apartments), and there is no assurance that Company will be able to maintain tenants in its investment of rental units.
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
The Company’s current property and casualty insurance policies, which it plans to renew, expire on April 1, 2013. The Company has a $100 million loss limit with respect to its all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million loss limit for an earthquake in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates ELS’ maximum exposure, subject to policy limits and sub-limits, in the event of a loss.
The Company’s Depositary Shares Which Represent Our 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock Have Not Been Rated. The Company has not sought to obtain a rating for its depositary shares (the “Depositary Shares”) which represent our 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”). No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Depositary Shares. In addition, the Company may elect in the future to obtain a rating of its Depositary Shares, which could adversely affect the market price. A rating increase reflects only the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on a watch list or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision, placing on a watch list or withdrawal of a rating could have an adverse effect on the market price of the Depositary Shares.
Our Depositary Shares will be subordinate to our debt, and your interests could be diluted by the issuance of additional shares of preferred stock, and be materially and adversely affected by other transactions. Our Depositary Shares which represent our Series C Preferred Stock will be subordinate to all of our existing and future debt. As described below, our existing debt may restrict, and our future debt may include restrictions on, our ability to pay distributions to preferred stockholders or to make an optional redemption payment to preferred stockholders. The issuance of additional shares of preferred stock on parity with or senior to our Series C Preferred Stock represented by the Depositary Shares would dilute the interests of the holders of our Depositary Shares, and any issuance of preferred stock senior to our Series C Preferred Stock (and, therefore, the Depositary Shares) or of additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on our Depositary Shares. Other than the conversion rights afforded to holders of our preferred shares that may occur in connection with a change of control triggering event, none of the provisions relating to our preferred shares contains any provision affording the holders of our preferred shares protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might materially and adversely affect the holders of our preferred shares, so long as the rights of the holders of our preferred shares are not materially and adversely affected.
Our Depositary Shares which represent our Series C Preferred Stock will be structurally subordinated to the liabilities of our subsidiaries. Substantially all of our assets and debt are held indirectly through our Operating Partnership. As a result, we have no source of operating cash flow other than distributions from our Operating Partnership. Our ability to pay distributions to holders of our Depositary Shares depends on our Operating Partnership’s ability first to satisfy its obligations to its creditors and then to make distributions to MHC Trust. Similarly, MHC Trust must satisfy its obligations to its creditors before making distributions to us. Thus, our Depositary Shares will be structurally subordinated to certain liabilities of our subsidiaries in the event of their liquidation, dissolution or winding up.
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
Laws and Regulations Relating to Campground Membership Sales and Properties Could Adversely Affect the Value of Certain Properties and the Company’s Cash Flow.
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
The government authorities regulating the Company's activities have broad discretionary power to enforce and interpret the statutes and regulations that they administer, including the power to enjoin or suspend sales activities, require or restrict construction of additional facilities and revoke licenses and permits relating to business activities. The Company monitors its sales and marketing programs and debt collection activities to control practices that might violate consumer protection laws and regulations or give rise to consumer complaints.

Certain consumer rights and defenses that vary from jurisdiction to jurisdiction may affect the Company's portfolio of contracts receivable. Examples of such laws include state and federal consumer credit and truth-in-lending laws requiring the disclosure of finance charges, and usury and retail installment sales laws regulating permissible finance charges.
In certain states, as a result of government regulations and provisions in certain of the right-to-use or campground membership agreements, the Company is prohibited from selling more than ten memberships per site. At the present time, these restrictions do not preclude the Company from selling memberships in any state. However, these restrictions may limit the Company's ability to utilize Properties for public usage and/or the Company's ability to convert sites to more profitable or predictable uses, such as annual rentals.
Debt Financing, Financial Covenants and Degree of Leverage Could Adversely Affect the Company’s Economic Performance.
Scheduled Debt Payments Could Adversely Affect the Company’s Financial Condition. The Company’s business is subject to risks normally associated with debt financing. The total principal amount of the Company’s outstanding indebtedness was approximately $2.3 billion as of December 31, 2012, of which approximately $753.1 million, or 33.2%, matures in 2014 and 2015. The Company’s substantial indebtedness and the cash flow associated with serving its indebtedness could have important consequences, including the risks that:

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

Ability to obtain mortgage financing or to refinance maturing mortgages may adversely affect the Company’s financial condition. Lenders demands on borrowers as to the quality of the collateral and related cash flows may make it challenging to secure financing on attractive terms or at all. If terms are no longer attractive or if financing proceeds are no longer available for any reason, these factors may adversely affect cash flow and the Company’s ability to service debt and make distributions to stockholders.
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
The Company’s Degree of Leverage Could Limit Its Ability to Obtain Additional Financing. The Company’s debt-to-market-capitalization ratio (total debt as a percentage of total debt plus the market value of the outstanding common stock and Units held by parties other than the Company) was approximately 43% as of December 31, 2012. The degree of leverage could have important consequences to stockholders, including an adverse effect on the Company’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, and makes the Company more vulnerable to a downturn in business or the economy generally.
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
The Company Depends on Its Subsidiaries’ Dividends and Distributions.
Substantially all of the Company’s assets are owned indirectly by the Operating Partnership. As a result, the Company has no source of cash flow other than distributions from the Operating Partnership.  For the Company to pay dividends to holders of its common stock and preferred stock, the Operating Partnership must first distribute the cash to MHC Trust, and then MHC Trust must distribute the cash to the Company.  Before they can distribute the cash, the Operating Partnership and MHC Trust must first satisfy their obligations to their creditors (and their preferred stockholders in the case of common stock distributions).
Stockholders’ Ability to Effect Changes of Control of the Company is Limited.
Provisions of the Company’s Charter and Bylaws Could Inhibit Changes of Control. Certain provisions of the Company’s charter and bylaws may delay or prevent a change of control of the Company or other transactions that could provide its stockholders with a premium over the then-prevailing market price of their common stock or Series C Preferred Stock or which might otherwise be in the best interest of its stockholders. These include the Ownership Limit described below. Also, any future series of preferred stock may have certain voting provisions that could delay or prevent a change of control or other transaction that might involve a premium price or otherwise be beneficial to the Company’s stockholders.
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
Conflicts of Interest Could Influence the Company’s Decisions.
Certain Stockholders Could Exercise Influence in a Manner Inconsistent With the Stockholders’ Best Interests. As of December 31, 2012, Mr. Samuel Zell and certain affiliated holders beneficially owned approximately 8.7% of the Company’s outstanding common stock (in each case including common stock issuable upon the exercise of stock options and the exchange of Units). Mr. Zell is the chairman of the Company’s Board of Directors. Accordingly, Mr. Zell has significant influence on the Company’s management and operation. Such influence could be exercised in a manner that is inconsistent with the interests of other stockholders.
Mr. Zell and His Affiliates Continue to be Involved in Other Investment Activities. Mr. Zell and his affiliates have a broad and varied range of investment interests, including interests in other real estate investment companies involved in other forms of housing, including multifamily housing. Mr. Zell and his affiliates may acquire interests in other companies. Mr. Zell may not be able to control whether any such company competes with the Company. Consequently, Mr. Zell’s continued involvement in other investment activities could result in competition to the Company as well as management decisions that might not reflect the interests of the Company’s stockholders.
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
Environmental and Utility-Related Problems Are Possible and Can be Costly.
Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.
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
As of December 31, 2012, the Company owned or had an ownership interest in 383 Properties located in 32 states and British Columbia, including 119 Properties located in Florida and 49 Properties located in California. The occurrence of a natural disaster or other catastrophic event in any of these areas may cause a sudden decrease in the value of the Company’s Properties. While the Company has obtained insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that the Company must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore the Company’s economic position with respect to damage or destruction to its Properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such a natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures incurred by the Company and reimbursements received from the insurance providers, could adversely affect the Company’s economic performance.
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
We Face Possible Risks Associated with the Physical Effects of Climate Change.
We cannot predict with certainty whether climate change is occurring and, if so, at what rate.  However, the physical effects of climate change could have a material adverse effect on our properties, operations and business.  For example, many of our properties are located in the southeast and southwest regions of the United States, particularly in Florida, California and Arizona.  To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels.  Over time, these conditions could result in declining demand for space in our Properties or our inability to operate them.  Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal or related costs at our properties.  Proposed legislation to address climate change could increase utility and other costs of operating our properties which, if not offset by rising rental income, would reduce our net income.  There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.
Americans with Disabilities Act Compliance Could be Costly.
Under the Americans with Disabilities Act of 1990 (“ADA”), all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons.  Compliance with the ADA requirements could involve removal of structural barriers to access or use by disabled persons.  Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such accesses.  Although we believe that our properties are substantially in compliance with present requirements, noncompliance with the ADA or related laws or regulations could result in the United States government imposing fines or private litigants being awarded damages against us.  Such costs may adversely affect our ability to make distributions or payments to our investors.
Affordable Care Act Compliance Could be Costly.

President Obama signed the Patient Protection and Affordable Care Act into law in 2010, which was amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”).  The Affordable Care Act is designed to expand access to affordable health insurance, among other objectives.  Many aspects of the Affordable Care Act are being implemented through new regulations and regulatory guidance, which are continuing to be issued.  While we cannot accurately predict at this time the full effect of the Affordable Care Act on our business, compliance may adversely impact our labor costs, our ability to negotiate favorable terms under our benefits plans for our employees, our ability to attract or retain employees or our operations to the extent that compliance may affect the composition of our workforce, any or all of which could be costly. Such costs may adversely affect our ability to make distributions or payments to our investors.
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
The Company’s Accounting Policies for Entering Right-To-Use Contracts Will Result in a Substantial Deferral of Revenue in its Financial Results. Beginning August 14, 2008, the Company began entering right-to-use contracts. Customers who enter upgraded right-to-use contracts are generally required to make an upfront nonrefundable payment to the Company. The Company incurs significant selling and marketing expenses to originate the right-to-use contracts, and the majority of expenses must be expensed in the period incurred, while the related revenues and commissions are generally deferred and recognized over the expected life of the contract, which is estimated based upon historical attrition rates. The expected life of a right-to-use contract is currently estimated to be between one and 31 years. As a result, the Company may incur a loss from entering right-to-use contracts, build up a substantial deferred revenue liability balance, and recognize substantial non-cash revenue in the years subsequent to originally entering the contracts. This accounting may make it difficult for investors to interpret the financial results from the entry of right-

to-use contracts. In 2008, the Company submitted to the Office of the Chief Accountant at the SEC correspondence describing the right-to-use contracts, and subsequently discussed with the SEC the revenue recognition policy with respect to the contracts. The SEC does not object to the Company’s application of the Codification Topic “Revenue Recognition” (“FASB ASC 605”) with respect to the deferral of the upfront nonrefundable payments received from the entry of right-to-use contracts. (See Note 2(n) in the Notes to Consolidated Financial Statements contained in this Form 10-K for the Company’s revenue recognition policy.)
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
Property Portfolio
As of December 31, 2012, the Company owned or had an ownership interest in a portfolio of 383 Properties located throughout the United States and British Columbia containing 142,679 residential sites. A total of 171 of the properties are encumbered by debt as of December 31, 2012, see Note 8 of the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of this debt. The distribution of the Company’s Properties throughout the United States reflects its belief that geographic diversification helps to insulate the portfolio from regional economic influences. The Company intends to target new acquisitions in or near markets where its Properties are located and will also consider acquisitions of Properties outside such markets. (Refer to Note 2(c) of the Notes to Consolidated Financial Statements contained in this Form 10-K.)
The Company’s two largest properties as determined by property operating revenues are Colony Cove, located in Ellenton, Florida, and Bay Indies, located in Venice, Florida. Each accounted for approximately 2.0% of the Company’s total property operating revenues, including deferrals, for the year ended December 31, 2012.
The following table sets forth certain information relating to the Properties the Company owned as of December 31, 2012, categorized according to major markets and excluding Properties owned through joint ventures. For the RV communities sites occupied by annual customers are presented as 100% occupied. Except as indicated in the footnotes below, the annual rent for each year presented is the annualized December monthly site rent per occupant.  Subtotals by markets and grand totals for all markets are presented on a weighted average basis.

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/12	Total Number of Annual Sites as of 12/31/12	Annual Site Occupancy as of 12/31/12	Annual Site Occupancy as of 12/31/11	Annual Rent as of 12/31/12	Annual Rent as of 12/31/11
Florida
East Coast:
Sunshine Key	38801 Overseas Hwy	Big Pine Key	FL	33043	RV	54			409	74	100.0%	100.0%	$9,562	$9,289
Cheron Village	13222 SW 9th Court	Davie	FL	33325	MH	30			202	202	93.6%	93.6%	$8,156	$7,828
Carriage Cove	Five Carriage Cove Way	Daytona Beach	FL	32119	MH	59			418	418	90.4%	88.8%	$6,094	$5,932
Coquina Crossing	4536 Coquina Crossing Dr	Elkton	FL	32033	MH	316	26	145	566	566	94.2%	93.6%	$6,342	$6,015
Bulow Plantation	3165 Old Kings Road South	Flagler Beach	FL	32136	MH	323	181	722	276	276	98.6%	98.2%	$6,350	$6,012
Bulow RV	3345 Old Kings Road South	Flagler Beach	FL	32136	RV	(f)			352	79	100.0%	100.0%	$5,696	$4,890	(i)
Carefree Cove	3273 N.W. 37th St	Ft. Lauderdale	FL	33309	MH	20			164	164	93.9%	93.9%	$6,877	$6,773
Park City West	10550 W. State Road 84	Ft. Lauderdale	FL	33324	MH	60			363	363	95.6%	94.2%	$6,507	$6,424
Sunshine Holiday MH	2802 W. Oakland Park Blvd.	Ft. Lauderdale	FL	33311	MH	32			270	270	88.9%	86.3%	$7,041	$6,316

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/12	Total Number of Annual Sites as of 12/31/12	Annual Site Occupancy as of 12/31/12	Annual Site Occupancy as of 12/31/11	Annual Rent as of 12/31/12		Annual Rent as of 12/31/11
Sunshine Holiday RV	2802 W. Oakland Park Blvd.	Ft. Lauderdale	FL	33311	RV	(f)			130	38	100.0%	100.0%	$6,007		$5,814
Lake Worth Village	4041 Roberts Way	Lake Worth	FL	33463	MH	117			823	823	78.1%	78.7%	$6,890		$6,824
Maralago Cay	6280 S. Ash Lane	Lantana	FL	33462	MH	102	5		603	603	95.5%	93.0%	$7,673		$7,623
Coral Cay	2801 NW 62nd Avenue	Margate	FL	33063	MH	121			818	818	96.8%	91.3%	$6,759		$6,579
Lakewood Village	3171 Hanson Avenue	Melbourne	FL	32901	MH	68			349	349	86.5%	86.2%	$5,049		$5,100	(i)
Holiday Village	1335 Fleming Ave Box 228	Ormond Beach	FL	32174	MH	43			301	301	86.7%	88.0%	$5,168		$5,137
Sunshine Holiday	1701 North US Hwy 1	Ormond Beach	FL	32174	RV	69			349	128	100.0%	100.0%	$5,260		$4,752
The Meadows, FL	2555 PGA Boulevard	Palm Beach Gardens	FL	33410	MH	55			379	379	81.0%	82.8%	$7,136		$7,047
Breezy Hill RV	800 NE 48th Street	Pompano Beach	FL	33064	RV	52			762	365	100.0%	100.0%	$6,437		$6,216
Highland Wood RV	900 NE 48th Street	Pompano Beach	FL	33064	RV	15			148	20	100.0%	100.0%	$5,511		$5,432	(i)
Lighthouse Pointe	155 Spring Drive	Port Orange	FL	32129	MH	64			433	433	85.0%	85.7%	$5,349		$5,237
Pickwick	4500 S. Clyde Morris Blvd	Port Orange	FL	32119	MH	84	4		432	432	99.8%	99.8%	$5,746		$5,573
Indian Oaks	780 Barnes Boulevard	Rockledge	FL	32955	MH	38			208	208	100.0%	100.0%	$4,777		$4,535
Countryside at Vero Beach	8775 20th Street	Vero Beach	FL	32966	MH	125			644	644	88.2%	88.7%	$5,915		$5,695
Heritage Plantation	1101 Ranch Road	Vero Beach	FL	32966	MH	64			437	437	81.9%	81.7%	$5,839		$5,762
Holiday Village, FL	1000 S.W. 27th Avenue	Vero Beach	FL	32968	MH	20			128	128	—%	5.5%	$—		$3,737
Sunshine Travel	9455 108th Avenue	Vero Beach	FL	32967	RV	30	6	48	300	142	100.0%	100.0%	$5,086	(i)	$5,003
Heron Cay	1400 90th Avenue	Vero Beach	FL	32966	MH	130			589	589	85.9%	84.9%	$5,925		$5,717
Vero Palm	1408 82nd Avenue	Vero Beach	FL	32966	MH	64			285	285	79.3%	83.2%	$5,374		$5,259
Village Green	7300 20th Street	Vero Beach	FL	32966	MH	174			781	781	85.0%	83.0%	$6,436		$6,285
Palm Beach Colony	2000 N. Congress Avenue	West Palm Beach	FL	33409	MH	48			284	284	90.1%	88.7%	$5,378		$5,280
Central:
Clover Leaf Farms	900 N. Broad Street	Brooksville	FL	34601	MH	227		100	779	779	96.0%	96.7%	$5,276		$4,200
Clover Leaf Forest	910 N. Broad Street	Brooksville	FL	34601	RV	30			277	144	100.0%	100.0%	$3,224		$—
Clerbrook	20005 U.S. Highway 27	Clermont	FL	34711	RV	288			1,255	429	100.0%	100.0%	$4,693	(i)	$4,392	(i)
Lake Magic	9600 Hwy 192 West	Clermont	FL	34714	RV	69			471	108	100.0%	100.0%	$4,920	(i)	$4,235
Orange Lake	15840 SR 50 Lot 32	Clermont	FL	34711	MH	38			242	242	95.0%	95.5%	$4,732		$4,554
Orlando	2110 US Highway 27 S	Clermont	FL	34714	RV	270	30	136	850	119	100.0%	100.0%	$3,388	(i)	$3,358	(i)
Haselton Village	14 Coral Street	Eustis	FL	32726	MH	52			291	291	97.3%	98.6%	$3,728		$3,505
Southern Palms	One Avocado Lane	Eustis	FL	32726	RV	120			950	358	100.0%	100.0%	$4,332		$4,363
Lakeside Terrace	24 Sunrise Lane	Fruitland Park	FL	34731	MH	39			241	241	97.9%	98.8%	$3,843		$3,666
Grand Island	13310 Sea Breeze Lane	Grand Island	FL	32735	MH	35			362	362	63.5%	63.3%	$5,145		$5,226
Sherwood Forest	5302 W. Irlo Bronson Hwy	Kissimmee	FL	34746	MH	124			769	769	93.6%	94.3%	$5,586		$5,401

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/12	Total Number of Annual Sites as of 12/31/12	Annual Site Occupancy as of 12/31/12	Annual Site Occupancy as of 12/31/11	Annual Rent as of 12/31/12		Annual Rent as of 12/31/11
Sherwood Forest RV	5300 W. Irlo Bronson Hwy	Kissimmee	FL	34746	RV	107	43	149	513	116	100.0%	100.0%	$5,604		$4,476
Tropical Palms(g)(h)	2650 Holiday Trail	Kissimmee	FL	34746	RV	59			541	—	—%	—%	$—		$—
Beacon Hill Colony	1112 West Beacon Road	Lakeland	FL	33803	MH	31			201	201	99.0%	98.5%	$4,557		$4,426
Beacon Terrace	2425 Harden Boulevard	Lakeland	FL	33803	MH	55			297	297	99.7%	99.3%	$4,714		$4,510
Kings & Queens	2808 N. Florida Avenue	Lakeland	FL	33805	MH	18			107	107	95.3%	96.3%	$4,621		$4,578
Lakeland Harbor	4747 N. State Road	Lakeland	FL	33805	MH	65			504	504	99.6%	99.6%	$4,432		$4,245
Lakeland Junction	202 East Griffin Road	Lakeland	FL	33805	MH	23			193	193	99.0%	98.4%	$3,754		$3,579
Coachwood Colony	2610 Dogwood Place	Leesburg	FL	34748	MH	29			202	202	89.1%	91.1%	$4,030		$3,810
Mid-Florida Lakes	199 Forest Dr.	Leesburg	FL	34788	MH	290			1,225	1,225	82.8%	83.0%	$5,700		$5,733
Southernaire	1700 Sanford Road	Mt. Dora	FL	32757	MH	14			114	114	82.5%	79.8%	$4,011		$3,958
Foxwood	4705 NW 20th Street	Ocala	FL	34482	MH	56			375	375	80.8%	84.3%	$4,629		$4,470
Oak Bend	10620 S.W. 27th Ave.	Ocala	FL	34476	MH	62	3		262	262	88.5%	88.5%	$5,114		$5,009
Villas at Spanish Oaks	3150 N.E. 36th Avenue	Ocala	FL	34479	MH	69			459	459	86.7%	88.2%	$4,955		$4,866
Audubon	6565 Beggs Road	Orlando	FL	32810	MH	40			280	280	93.2%	93.2%	$4,730		$4,611
Hidden Valley	8950 Polynesian Lane	Orlando	FL	32836	MH	50			303	303	98.0%	98.7%	$6,162		$6,076
Starlight Ranch	6000 East Pershing Ave.	Orlando	FL	32822	MH	130			783	783	83.1%	80.8%	$5,665		$5,623
Covington Estates	3400 Glenwick Drive	Saint Cloud	FL	34772	MH	59			241	241	94.2%	92.9%	$4,473		$4,229
Parkwood Communities	414 Springlake Road	Wildwood	FL	34785	MH	121			694	694	97.3%	95.5%	$3,192		$3,073
Three Flags RV Resort	1755 E State Rd 44	Wildwood	FL	34785	RV	23			221	12	100.0%	100.0%	$2,577	(i)	$2,456	(i)
Winter Garden	13905 W. Colonial Dr.	Winter Garden	FL	34787	RV	27			350	122	100.0%	100.0%	$4,668	(i)	$4,467
Gulf Coast (Tampa/Naples):
Toby’s RV	3550 N.E. Hwy 70	Arcadia	FL	34266	RV	44			379	253	100.0%	100.0%	$2,825		$2,679
Winter Quarters Manatee	800 Kay Road NE	Bradenton	FL	34212	RV	42			415	215	100.0%	100.0%	$5,036		$5,004
Windmill Manor	5320 53rd Ave. East	Bradenton	FL	34203	MH	49			292	292	94.2%	95.2%	$6,143		$6,081
Glen Ellen	2882 Gulf to Bay Blvd	Clearwater	FL	33759	MH	12			106	106	90.6%	88.7%	$3,719		$3,592	(i)
Hillcrest	2346 Druid Road East	Clearwater	FL	33764	MH	25			278	278	94.6%	93.2%	$5,194		$5,065
Holiday Ranch	4300 East Bay Drive	Clearwater	FL	33764	MH	12			150	150	88.0%	87.3%	$4,847		$4,791
Silk Oak	28488 US Highway 19 N	Clearwater	FL	33761	MH	19			181	181	91.7%	87.8%	$5,174		$5,082
Shady Oaks	15777 Bolesta Road	Clearwater	FL	33760	MH	31			250	250	94.4%	94.8%	$5,807		$5,597
Shady Village	15666 49th St. North	Clearwater	FL	33760	MH	19			156	156	94.9%	94.9%	$5,761		$5,677
Crystal Isles	11419 W. Ft. Island Drive	Crystal River	FL	34429	RV	38			260	53	100.0%	100.0%	$5,106		$5,258	(i)
Lake Haven	1415 Main Street	Dunedin	FL	34698	MH	48			379	379	91.0%	88.4%	$5,863		$5,738
Colony Cove	4313 Kings Drive	Ellenton	FL	34222	MH	538			2,207	2,207	88.9%	87.1%	$6,209		$6,069
Ridgewood Estates	3461 Stephanie Lane	Ellenton	FL	34222	MH	77			380	380	98.7%	98.7%	$4,376		$4,187

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/12	Total Number of Annual Sites as of 12/31/12	Annual Site Occupancy as of 12/31/12	Annual Site Occupancy as of 12/31/11	Annual Rent as of 12/31/12	Annual Rent as of 12/31/11
Fort Myers Beach Resort	16299 San Carlos Blvd.	Fort Myers	FL	33908	RV	31			306	92	100.0%	100.0%	$6,177	$6,106
Gulf Air Resort	17279 San Carlos Blvd. SW	Fort Myers	FL	33931	RV	25			246	151	100.0%	100.0%	$5,446	$5,290
Barrington Hills	9412 New York Avenue	Hudson	FL	34667	RV	28			392	253	100.0%	100.0%	$3,334	$3,260
Down Yonder	7001 N. 142nd Avenue	Largo	FL	33771	MH	50			361	361	98.9%	97.8%	$6,250	$6,095
East Bay Oaks	601 Starkey Road	Largo	FL	33771	MH	40			328	328	99.7%	97.9%	$5,216	$5,034
Eldorado Village	2505 East Bay Drive	Largo	FL	33771	MH	25			227	227	99.6%	99.1%	$5,240	$5,034	(i)
Shangri La	249 Jasper Street N.W.	Largo	FL	33770	MH	14			160	160	83.8%	75.6%	$5,037	$5,024
Vacation Village	6900 Ulmerton Road	Largo	FL	33771	RV	29			293	147	100.0%	100.0%	$4,446	$4,289
Whispering Pines - Largo	7501 142nd Ave North	Largo	FL	33771	MH	55			392	392	82.7%	85.5%	$6,227	$6,016
Winter Quarters Pasco	21632 State Road 54	Lutz	FL	33549	RV	27			255	187	100.0%	100.0%	$3,735	$3,761
Buccaneer	2210 N. Tamiami Trail N.E.	N. Ft. Myers	FL	33903	MH	223	39	162	971	971	98.2%	98.2%	$6,556	$6,435
Island Vista MHC	3000 N. Tamiami Trail	N. Ft. Myers	FL	33903	MH	121			616	616	74.0%	78.1%	$4,407	$4,157
Lake Fairways	19371 Tamiami Trail	N. Ft. Myers	FL	33903	MH	259			896	896	99.3%	99.4%	$6,633	$6,359
Pine Lakes	10200 Pine Lakes Blvd.	N. Ft. Myers	FL	33903	MH	314			584	584	99.8%	100.0%	$7,761	$7,483
Pioneer Village	7974 Samville Rd.	N. Ft. Myers	FL	33917	RV	90			733	368	100.0%	100.0%	$4,458	$4,370
The Heritage	3000 Heritage Lakes Blvd.	N. Ft. Myers	FL	33917	MH	214	22	132	453	453	98.7%	98.7%	$5,816	$5,602
Windmill Village	16131 N. Cleveland Ave.	N. Ft. Myers	FL	33903	MH	69			491	491	90.0%	89.6%	$5,140	$5,025
Country Place	2601 Country Place Blvd.	New Port Richey	FL	34655	MH	82			515	515	99.0%	99.6%	$5,620	$5,353
Hacienda Village	7107 Gibraltar Ave	New Port Richey	FL	34653	MH	66			505	505	97.0%	95.4%	$5,393	$5,238
Harbor View	6617 Louisna Ave	New Port Richey	FL	34653	MH	69			471	471	96.0%	98.3%	$4,592	$4,444
Bay Lake Estates	1200 East Colonia Lane	Nokomis	FL	34275	MH	34			228	228	95.2%	94.7%	$6,672	$6,494
Lake Village	400 Lake Drive	Nokomis	FL	34275	MH	65			391	391	99.0%	95.4%	$6,488	$6,495
Royal Coachman	1070 Laurel Road East	Nokomis	FL	34275	RV	111			546	433	100.0%	100.0%	$6,600	$6,473
Silver Dollar	12515 Silver Dollar Drive	Odessa	FL	33556	RV	412			459	393	100.0%	100.0%	$6,139	$5,968
Terra Ceia	9303 Bayshore Road	Palmetto	FL	34221	RV	18			203	139	100.0%	100.0%	$3,899	$3,893
Lakes at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	122			424	424	93.2%	92.7%	$4,705	$4,496
Meadows at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	140	13	110	799	799	95.9%	96.1%	$5,217	$5,217	(i)
Oaks at Countrywood	745 Arbor Estates Way	Plant City	FL	33565	MH	44			168	168	76.8%	76.2%	$5,060	$4,529
Harbor Lakes	3737 El Jobean Road #294	Port Charlotte	FL	33953	RV	80			528	298	100.0%	100.0%	$4,897	$4,783
Emerald Lake	24300 Airport Road	Punta Gorda	FL	33950	MH	28			200	200	90.5%	90.0%	$4,555	$4,332
Gulf View	10205 Burnt Store Road	Punta Gorda	FL	33950	RV	78			206	48	100.0%	100.0%	$4,749	$4,575
Tropical Palms	17100 Tamiami Trail	Punta Gorda	FL	33955	MH	50			294	294	88.4%	87.8%	$3,906	$3,684

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/12	Total Number of Annual Sites as of 12/31/12	Annual Site Occupancy as of 12/31/12	Annual Site Occupancy as of 12/31/11	Annual Rent as of 12/31/12		Annual Rent as of 12/31/11
Winds of St. Armands No.	4000 N. Tuttle Ave.	Sarasota	FL	34234	MH	74			471	471	96.8%	96.0%	$6,802		$6,585
Winds of St. Armands So.	3000 N. Tuttle Ave.	Sarasota	FL	34234	MH	61			306	306	99.0%	98.4%	$6,912		$6,723
Peace River	2555 US Highway 17	South Wauchula	FL	33873	RV	72	38		454	43	100.0%	100.0%	$2,342		$2,281	(i)
Topics	13063 County Line Road	Spring Hill	FL	34609	RV	35			230	187	100.0%	100.0%	$3,276		$3,145
Pine Island	5120 Stringfellow Road	St. James City	FL	33956	RV	31			363	92	100.0%	100.0%	$5,471		$5,249
Carefree Village	8000 Sheldon Road	Tampa	FL	33615	MH	58			401	401	96.3%	94.8%	$4,696		$4,717
Tarpon Glen	1038 Sparrow Lane	Tarpon Springs	FL	34689	MH	24			169	169	89.3%	87.6%	$5,354		$5,270
Featherock	2200 Highway 60 East	Valrico	FL	33594	MH	84			521	521	97.9%	97.7%	$4,789		$4,608
Bay Indies	950 Ridgewood Ave	Venice	FL	34285	MH	210			1,309	1,309	96.3%	94.2%	$7,888		$7,712
Ramblers Rest	1300 North River Rd.	Venice	FL	34293	RV	117			647	406	100.0%	100.0%	$5,253		$5,109
Crystal Lakes-Zephyrhills	4604 Lake Crystal Blvd.	Zephyrhills	FL	33541	MH	146		140	318	318	95.3%	95.6%	$3,529		$3,387
Sixth Avenue	39345 6th Avenue	Zephyrhills	FL	33542	MH	14			140	140	83.6%	86.4%	$2,648		$2,600
Total Florida Market						9,890	410	1,844	50,958	42,177	92.6%	92.2%	$5,597		$5,423

California
Northern California:
Monte del Lago	13100 Monte del Lago	Castroville	CA	95012	MH	54			310	310	96.5%	93.9%	$13,059		$12,900
Colony Park	3939 Central Avenue	Ceres	CA	95307	MH	20			186	186	89.8%	88.2%	$6,876	(i)	$6,870
Russian River	33655 Geysers Rd	Cloverdale	CA	95425	RV	41			135	1	100.0%	100.0%	$2,748		$2,791	(i)
Snowflower (h)	41776 Yuba Gap Dr	Emigrant Gap	CA	95715	RV	612	200		268	—	—%	—%	$—		$—
Four Seasons	3138 West Dakota	Fresno	CA	93722	MH	40			242	242	90.9%	88.8%	$4,450		$4,350
Yosemite Lakes	31191 Harden Flat Rd	Groveland	CA	95321	RV	403	30	111	299	1	100.0%	100.0%	$2,028		$2,022
Tahoe Valley (b) (h)	1175 Melba Drive	Lake Tahoe	CA	96150	RV	86	20	200	413	—	—%	—%	$—		$—
Sea Oaks	1675 Los Osos Valley Rd., #221	Los Osos	CA	93402	MH	18			125	125	99.2%	98.4%	$6,418		$6,238
Ponderosa	7291 Highway 49	Lotus	CA	95651	RV	22			170	20	100.0%	100.0%	$3,060		$2,895	(i)
Turtle Beach	703 E Williamson Rd	Manteca	CA	95337	RV	39			79	24	100.0%	100.0%	$3,407		$3,070	(i)
Coralwood (b)	331 Coralwood	Modesto	CA	95356	MH	22			194	194	67.5%	67.0%	$8,616		$8,603	(i)
Lake Minden	1256 Marcum Rd	Nicolaus	CA	95659	RV	165	82	540	323	13	100.0%	100.0%	$2,730		$2,647
Lake of the Springs	14152 French Town Rd	Oregon House	CA	95962	RV	954	507	1,014	541	57	100.0%	100.0%	$3,096		$2,629
Concord Cascade	245 Aria Drive	Pacheco	CA	94553	MH	31			283	283	99.6%	99.6%	$8,392		$8,249
San Francisco RV (h)	700 Palmetto Ave	Pacifica	CA	94044	RV	12			182	—	—%	—%	$—		$—
Quail Meadows	5901 Newbrook Drive	Riverbank	CA	95367	MH	20			146	146	89.0%	93.2%	$8,349		$8,349
California Hawaiian	3637 Snell Avenue	San Jose	CA	95136	MH	50			418	418	100.0%	99.5%	$11,386		$11,109
Sunshadow	1350 Panoche Avenue	San Jose	CA	95122	MH	30			121	121	98.3%	99.2%	$11,197		$10,718

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/12	Total Number of Annual Sites as of 12/31/12	Annual Site Occupancy as of 12/31/12	Annual Site Occupancy as of 12/31/11	Annual Rent as of 12/31/12		Annual Rent as of 12/31/11
Village of the Four Seasons	200 Ford Road	San Jose	CA	95138	MH	30			271	271	99.6%	97.0%	$10,569		$10,257
Westwinds (4 Properties)	500 Nicholson Lane	San Jose	CA	95134	MH	88			723	723	99.9%	100.0%	$12,293		$11,907
Laguna Lake	1801 Perfumo Canyon Road	San Luis Obispo	CA	93405	MH	100			300	300	100.0%	100.0%	$6,190		$6,008
Contempo Marin	400 Yosemite Road	San Rafael	CA	94903	MH	63			396	396	99.0%	98.2%	$10,892		$10,094
DeAnza Santa Cruz	2395 Delaware Avenue	Santa Cruz	CA	95060	MH	30			198	198	94.9%	93.9%	$13,984		$12,598
Santa Cruz Ranch RV Resort (h)	917 Disc Drive	Scotts Valley	CA	95066	RV	7			106	—	—%	—%	$—		$—
Royal Oaks	415 Akers Drive N.	Visalia	CA	93291	MH	20			149	149	82.6%	96.0%	$6,554		$6,023
Southern California:
Soledad Canyon	4700 Crown Valley Rd	Acton	CA	93510	RV	273			1,251	160	100.0%	100.0%	$2,689		$2,581
Los Ranchos	20843 Waalew Road	Apple Valley	CA	92307	MH	30			389	389	96.4%	96.4%	$6,240		$6,047
Date Palm Country Club (b)	36-200 Date Palm Drive	Cathedral City	CA	92234	MH	232	3	24	538	538	94.4%	95.5%	$11,692		$11,790
Date Palm RV	36-100 Date Palm Drive	Cathedral City	CA	92234	RV	(f)			140	20	100.0%	100.0%	$4,399		$4,183
Oakzanita	11053 Highway 79	Descanso	CA	91916	RV	145	5		146	22	100.0%	100.0%	$3,008		$2,999	(i)
Rancho Mesa	450 East Bradley Ave.	El Cajon	CA	92021	MH	20			158	158	98.1%	78.5%	$11,302		$11,215
Rancho Valley	12970 Hwy 8 Business	El Cajon	CA	92021	MH	19			140	140	100.0%	97.1%	$12,105		$12,060
Royal Holiday	4400 W Florida Ave	Hemet	CA	92545	MH	22			196	196	64.8%	67.9%	$5,535		$5,386
Idyllwild	24400 Canyon Trail Drive	Idyllwild	CA	92549	RV	191			287	32	100.0%	100.0%	$2,398		$2,408
Pio Pico	14615 Otay Lakes Rd	Jamul	CA	91935	RV	176	10		512	87	100.0%	100.0%	$3,469		$3,479	(i)
Wilderness Lakes	30605 Briggs Rd	Menifee	CA	92584	RV	73			529	37	100.0%	100.0%	$3,570		$3,745	(i)
Morgan Hill	12895 Uvas Rd	Morgan Hill	CA	95037	RV	62			339	17	100.0%	100.0%	$3,270		$3,296
Pacific Dunes Ranch(h)	1205 Silver Spur Place	Oceana	CA	93445	RV	48			215	—	—%	—%	$—		$—
San Benito	16225 Cienega Rd	Paicines	CA	95043	RV	199	23		523	22	100.0%	100.0%	$3,028		$2,887
Palm Springs	77500 Varner Rd	Palm Desert	CA	92211	RV	35			401	47	100.0%	100.0%	$3,681	(i)	$3,549
Las Palmas	1025 S. Riverside Ave.	Rialto	CA	92376	MH	18			136	136	100.0%	99.3%	$6,349		$6,276
Parque La Quinta	350 S. Willow Ave. #120	Rialto	CA	92376	MH	19			166	166	98.8%	98.8%	$6,253		$6,100
Rancho Oso	3750 Paradise Rd	Santa Barbara	CA	93105	RV	310	40		187	19	100.0%	100.0%	$3,587	(i)	$3,530	(i)
Meadowbrook	8301 Mission Gorge Rd.	Santee	CA	92071	MH	43			338	338	100.0%	100.0%	$9,000		$8,791
Lamplighter	10767 Jamacha Blvd.	Spring Valley	CA	91978	MH	32			270	270	99.6%	97.4%	$12,415		$12,324
Santiago Estates	13691 Gavina Ave. #632	Sylmar	CA	91342	MH	113	9		300	300	100.0%	99.7%	$12,236		$11,697
Total California Market						5,017	929	1,889	13,739	7,272	95.9%	95.4%	$9,315		$9,113
Arizona
Countryside RV	2701 S. Idaho Rd	Apache Junction	AZ	85219	RV	53			560	269	100.0%	100.0%	$3,228	(i)	$2,762	(i)
Golden Sun RV	999 W Broadway Ave	Apache Junction	AZ	85220	RV	33			329	202	100.0%	100.0%	$3,250		$3,228

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/12	Total Number of Annual Sites as of 12/31/12	Annual Site Occupancy as of 12/31/12	Annual Site Occupancy as of 12/31/11	Annual Rent as of 12/31/12		Annual Rent as of 12/31/11
Apache East	3500 S. Tomahawk	Apache Junction	AZ	85119	MH	17			123	123	97.6%	97.6%	$4,919		$4,821
Denali Park	3405 S. Tomahawk	Apache Junction	AZ	85119	MH	33			163	163	94.5%	91.4%	$4,260	(i)	$4,463
Valley Vista (h)	1060 S. Highway 80	Benson	AZ	85602	RV	6			145	—	—%	—%	$—		$—
Casita Verde RV	2200 N. Trekell Rd.	Casa Grande	AZ	85222	RV	14			192	98	100.0%	100.0%	$2,430		$2,370
Fiesta Grande RV	1511 East Florence Blvd.	Casa Grande	AZ	85222	RV	77			767	522	100.0%	100.0%	$2,962		$2,885
Foothills West RV	10167 N. Encore Dr.	Casa Grande	AZ	85222	RV	16			188	118	100.0%	100.0%	$2,388	(i)	$2,302
Sunshine Valley	1650 S. Arizona Avenue	Chandler	AZ	85286	MH	55			381	381	90.0%	88.7%	$5,403		$5,277
Verde Valley	6400 Thousand Trails Rd, SP # 16	Cottonwood	AZ	86326	RV	273	129	515	352	47	100.0%	100.0%	$3,194		$3,182
Casa del Sol East II	10960 N. 67th Avenue	Glendale	AZ	85304	MH	29			239	239	91.2%	86.2%	$6,660		$6,640
Casa del Sol East III	10960 N. 67th Avenue	Glendale	AZ	85304	MH	28			236	236	85.6%	78.4%	$6,789		$6,937
Palm Shadows	7300 N. 51st. Avenue	Glendale	AZ	85301	MH	33			294	294	95.2%	92.5%	$4,938		$5,409
Monte Vista	8865 E. Baseline Road	Mesa	AZ	85209	RV	142	56	515	832	742	100.0%	100.0%	$5,826	(i)	$5,706
Viewpoint	8700 E. University	Mesa	AZ	85207	RV	332	55	467	1,954	1,564	100.0%	100.0%	$5,668	(i)	$5,271	(i)
Hacienda de Valencia	201 S. Greenfield Rd.	Mesa	AZ	85206	MH	51			364	364	98.6%	98.6%	$6,254		$6,156
The Highlands at Brentwood	120 North Val Vista Drive	Mesa	AZ	85213	MH	45			268	268	100.0%	100.0%	$6,973		$6,934
Seyenna Vistas (The Mark)	625 West McKellips	Mesa	AZ	85201	MH	60	4		410	410	97.1%	85.4%	$3,874		$4,265
Apollo Village	10701 N. 99th Ave.	Peoria	AZ	85345	MH	29	3		238	238	97.1%	99.2%	$5,472		$5,442
Casa del Sol West I	11411 N. 91st Avenue	Peoria	AZ	85345	MH	31			245	245	98.8%	98.4%	$6,279		$6,184
Carefree Manor	19602 N. 32nd Street	Phoenix	AZ	85050	MH	16			130	130	98.5%	99.2%	$5,254		$4,983
Central Park	205 West Bell Road	Phoenix	AZ	85023	MH	37			293	293	100.0%	100.0%	$6,240		$6,230
Desert Skies	19802 N. 32 Street	Phoenix	AZ	85024	MH	24			166	166	99.4%	100.0%	$5,831		$5,826
Sunrise Heights	17801 North 16th Street	Phoenix	AZ	85022	MH	28			199	199	99.5%	100.0%	$5,886		$5,781
Whispering Palms	19225 N. Cave Creek Rd.	Phoenix	AZ	85024	MH	15			116	116	99.1%	97.4%	$5,029		$4,994
Desert Vista	64812 Harcuvar	Salome	AZ	85348	RV	10			125	1	100.0%	100.0%	$2,702	(i)	$3,601
Sedona Shadows	6770 W. U.S. Hwy 89A	Sedona	AZ	86336	MH	48	6	10	198	198	99.5%	99.5%	$8,468		$8,266
Venture In	270 N. Clark Rd.	Show Low	AZ	85901	RV	26			389	277	100.0%	100.0%	$3,031		$2,957
Paradise	10950 W. Union Hill Dr.	Sun City	AZ	85373	RV	80			950	804	100.0%	100.0%	$4,405		$4,273
The Meadows	2401 W. Southern Ave.	Tempe	AZ	85282	MH	60			391	391	99.2%	99.0%	$6,731		$6,570
Fairview Manor	3115 N. Fairview Avenue	Tucson	AZ	85705	MH	28			237	237	88.2%	90.3%	$4,674	(i)	$4,672
Westpark	2501 W. Wickenburg Way	Wickenburg	AZ	85390	MH	48			232	188	93.5%	96.8%	$6,121		$6,753
Araby	6649 E. 32nd. St.	Yuma	AZ	85365	RV	25			337	303	100.0%	100.0%	$3,293		$3,267
Cactus Gardens	10657 S. Ave. 9-E	Yuma	AZ	85365	RV	43			430	295	100.0%	100.0%	$2,231		$2,239
Capri RV	3380 South 4th Ave	Yuma	AZ	85365	RV	20			303	260	100.0%	100.0%	$2,957		$2,909
Desert Paradise	10537 South Ave., 9E	Yuma	AZ	85365	RV	26			260	134	100.0%	100.0%	$2,297		$2,288

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/12	Total Number of Annual Sites as of 12/31/12	Annual Site Occupancy as of 12/31/12	Annual Site Occupancy as of 12/31/11	Annual Rent as of 12/31/12		Annual Rent as of 12/31/11
Foothill	12705 E. South Frontage Rd.	Yuma	AZ	85367	RV	18			180	73	100.0%	100.0%	$2,322		$2,259
Mesa Verde	3649 & 3749 South 4th Ave.	Yuma	AZ	85365	RV	28			345	311	100.0%	100.0%	$2,855		$2,819
Suni Sands	1960 East 32nd Street	Yuma	AZ	85365	RV	34			336	205	100.0%	100.0%	$2,759		$2,695
Total Arizona Market						1,971	253	1,507	13,897	11,104	98.6%	97.5%	$4,859		$4,759
Colorado
Hillcrest Village	1600 Sable Boulevard	Aurora	CO	80011	MH	72			601	601	91.8%	91.7%	$7,332		$7,064
Cimarron	12205 North Perry	Broomfield	CO	80020	MH	50			327	327	89.6%	84.4%	$7,086		$6,901
Holiday Village	3405 Sinton Road	Co. Springs	CO	80907	MH	38			240	240	75.8%	72.9%	$6,870		$6,925
Bear Creek	3500 South King Street	Denver	CO	80236	MH	12			124	124	87.1%	87.9%	$7,222		$6,716
Holiday Hills	2000 West 92nd Avenue	Denver	CO	80260	MH	99			736	736	78.3%	79.9%	$7,041		$6,898
Golden Terrace	17601 West Colfax Ave.	Golden	CO	80401	MH	32			265	265	89.1%	85.3%	$7,592		$7,566
Golden Terrace South	17601 West Colfax Ave.	Golden	CO	80401	MH	15			80	80	68.8%	68.8%	$7,482		$7,043
Golden Terrace South RV (h)	17801 West Colfax Ave.	Golden	CO	80401	RV	(f)			80	—	—%	—%	$—		$—
Golden Terrace West	17601 West Colfax Ave.	Golden	CO	80401	MH	39	7		316	316	76.3%	75.3%	$7,532		$7,427
Pueblo Grande	999 Fortino Blvd. West	Pueblo	CO	81008	MH	33			251	251	66.1%	71.3%	$4,374		$4,257
Woodland Hills	1500 W. Thornton Pkwy.	Thornton	CO	80260	MH	55			434	434	75.1%	76.5%	$6,999		$6,656
Total Colorado Market						445	7	—	3,454	3,374	81.1%	80.9%	$7,033		$6,828
Northeast
Stonegate Manor	1 Stonegate Drive	North Windham	CT	06256	MH	114			372	372	96.0%	96.0%	$5,040		$4,841
Waterford	205 Joan Drive	Bear	DE	19701	MH	159			731	731	96.0%	96.3%	$6,950		$6,752
Whispering Pines	32045 Janice Road	Lewes	DE	19958	MH	67	2		393	393	87.3%	86.3%	$5,381		$5,223
Mariners Cove	35356 Sussex Lane #1	Millsboro	DE	19966	MH	101			375	375	97.6%	97.9%	$7,416		$7,163
Aspen Meadows	303 Palace Lane	Rehoboth	DE	19971	MH	46			200	200	100.0%	100.0%	$6,015		$5,668
Camelot Meadows	303 Palace Lane	Rehoboth	DE	19971	MH	61			301	301	99.7%	100.0%	$5,690		$5,392
McNicol	303 Palace Lane	Rehoboth	DE	19971	MH	25			93	93	97.8%	97.8%	$5,348		$5,079
Sweetbriar	83 Big Burn Lane	Rehoboth	DE	19958	MH	38			146	146	98.6%	98.6%	$5,112		$4,944
The Glen	214 Washington Street	Norwell	MA	02061	MH	24			36	36	100.0%	100.0%	$7,095	(i)	$7,243
Gateway to Cape Cod	90 Stevens Rd PO Box 217	Rochester	MA	02770	RV	80			194	47	100.0%	100.0%	$2,283		$2,175
Hillcrest	401 Beech Street	Rockland	MA	02370	MH	19			82	82	93.9%	97.6%	$6,636		$6,232
Old Chatham RV	310 Old Chatham Road	South Dennis	MA	02660	RV	47	11		312	278	100.0%	100.0%	$3,983		$3,837
Sturbridge	19 Mashapaug Rd	Sturbridge	MA	01566	RV	223			155	66	100.0%	100.0%	$2,034		$2,099
Fernwood	1901 Fernwood Drive	Capitol Heights	MD	20743	MH	40			329	329	94.5%	93.6%	$5,604		$5,545
Williams Estates and Peppermint Woods	3300 Eastern Blvd.	Baltimore	MD	21220	MH	121			804	804	97.3%	96.8%	$6,584		$6,473

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/12	Total Number of Annual Sites as of 12/31/12	Annual Site Occupancy as of 12/31/12	Annual Site Occupancy as of 12/31/11	Annual Rent as of 12/31/12		Annual Rent as of 12/31/11
Mount Desert Narrows	1219 State Highway 3	Bar Harbor	ME	04609	RV	90	12		206	6	100.0%	100.0%	$2,540	(i)	$2,287
Patten Pond	1470 Bucksport Road	Ellsworth	ME	04605	RV	43	60		137	21	100.0%	100.0%	$2,133		$2,015
Moody Beach	266 Post Road	Moody	ME	04054	RV	48			203	74	100.0%	100.0%	$2,887		$2,906	(i)
Pinehurst RV Park	7 Oregon Avenue, P.O. Box 174	Old Orchard Beach	ME	04064	RV	58			550	482	100.0%	100.0%	$3,336	(i)	$3,192
Narrows Too	1150 Bar Harbor Road	Trenton	ME	04605	RV	42			207	14	100.0%	100.0%	$2,294		$2,086
Forest Lake	192 Thousand Trails Dr	Advance	NC	27006	RV	306	81		305	60	100.0%	100.0%	$1,841		$2,240
Scenic	1314 Tunnel Rd.	Asheville	NC	28805	MH	28			205	205	79.5%	76.6%	$4,079		$3,953
Waterway RV	850 Cedar Point Blvd.	Cedar Point	NC	28584	RV	27			336	327	100.0%	100.0%	$3,669		$3,635
Twin Lakes	1618 Memory Lane	Chocowinity	NC	27817	RV	132			419	305	100.0%	100.0%	$2,979	(i)	$2,960
Green Mountain Park	2495 Dimmette Rd	Lenoir	NC	28645	RV	1,077	400	360	447	160	100.0%	100.0%	$1,457		$1,560
Lake Gaston	561 Fleming Dairy Road	Littleton	NC	27850	RV	69			235	141	100.0%	100.0%	$2,374		$2,287
Lake Myers RV	2862 US Highway 64 W	Mocksville	NC	27028	RV	74			425	289	100.0%	100.0%	$2,204		$2,219
Goose Creek	350 Red Barn Road	Newport	NC	28570	RV	92	6	51	735	642	100.0%	100.0%	$3,839		$3,719
Sandy Beach RV	677 Clement Hill Road	Contoocook	NH	03229	RV	40			190	86	100.0%	100.0%	$3,457	(i)	$3,454
Tuxbury Resort	88 Whitehall Road	South Hampton	NH	03827	RV	193	100		305	170	100.0%	100.0%	$3,160		$3,035
Lake & Shore	515 Courson Tavern Rd	Ocean View	NJ	08230	RV	162			401	240	100.0%	100.0%	$4,476	(i)	$4,204
Chestnut Lake	631 Chestnut Neck Rd	Port Republic	NJ	08241	RV	32			185	31	100.0%	100.0%	$2,477	(i)	$2,343
Sea Pines	US Route #9 Box 1535	Swainton	NJ	08210	RV	75			549	237	100.0%	100.0%	$3,154		$3,154
Pine Ridge at Crestwood	2 Fox Street	Whiting	NJ	08759	MH	188			1,035	1,035	90.0%	92.8%	$4,869		$4,836
Rondout Valley Resort	105 Mettachonts Rd	Accord	NY	12404	RV	184	94		398	52	100.0%	100.0%	$3,096	(i)	$2,792	(i)
Alpine Lake	78 Heath Road	Corinth	NY	12822	RV	200	54		500	334	100.0%	100.0%	$2,955		$2,924
Lake George Escape	175 E. Schroon River Road, P.O. Box 431	Lake George	NY	12845	RV	178	30		576	28	100.0%	100.0%	$4,478		$4,673
The Woodlands	6237 South Transit Road	Lockport	NY	14094	MH	225			1,182	1,182	87.8%	87.7%	$4,960		$5,176
Greenwood Village	370 Chapman Boulevard	Manorville	NY	11949	MH	79	14	7	512	512	98.8%	100.0%	$8,316		$8,194
Brennan Beach	80 Brennan Beach	Pulaski	NY	13142	RV	201			1,377	1,193	100.0%	100.0%	$2,271		$2,196
Lake George Schroon Valley	1730 Schroon River Rd	Warrensburg	NY	12885	RV	151			151	47	100.0%	100.0%	$1,908	(i)	$1,461	(i)
Greenbriar Village	63A Greenbriar Drive	Bath	PA	18104	MH	63			319	319	97.2%	98.4%	$6,502		$6,304
Sun Valley	451 E. Maple Grove Rd.	Bowmansville	PA	17507	RV	86			265	186	100.0%	100.0%	$2,767		$2,657
Green Acres	8785 Turkey Ridge Road	Breinigsville	PA	18031	MH	149			595	595	93.4%	92.9%	$7,378		$7,110
Gettysburg Farm	6200 Big Mountain Rd	Dover	PA	17315	RV	124			265	66	100.0%	100.0%	$1,992	(i)	$1,934
Timothy Lake South	RR #6,Box 6627 Timothy Lake Rd	East Stroudsburg	PA	18301	RV	[65]			327	33	100.0%	100.0%	$2,051	(i)	$1,960
Timothy Lake North	RR #6,Box 6627 Timothy Lake Rd	East Stroudsburg	PA	18301	RV	93			323	126	100.0%	100.0%	$1,956	(i)	$1,897
Circle M	2111 Millersville Road	Lancaster	PA	17603	RV	103			380	81	100.0%	100.0%	$2,107		$1,920

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/12	Total Number of Annual Sites as of 12/31/12	Annual Site Occupancy as of 12/31/12	Annual Site Occupancy as of 12/31/11	Annual Rent as of 12/31/12		Annual Rent as of 12/31/11
Hershey Preserve	493 S. Mt. Pleasant Rd	Lebanon	PA	17042	RV	196	20		297	42	100.0%	100.0%	$2,847	(i)	$2,789	(i)
Robin Hill	149 Robin Hill Rd.	Lenhartsville	PA	19534	RV	44			270	147	100.0%	100.0%	$2,711		$2,882
PA Dutch County	185 Lehman Road	Manheim	PA	17545	RV	102			269	75	100.0%	100.0%	$1,827	(i)	$1,718
Spring Gulch	475 Lynch Road	New Holland	PA	17557	RV	114			420	126	100.0%	100.0%	$3,977		$3,979
Lil Wolf	3411 Lil Wolf Drive	Orefield	PA	18069	MH	56			271	271	95.2%	97.0%	$6,855		$6,402
Scotrun	PO Box 428 Route 611	Scotrun	PA	18355	RV	63			178	98	100.0%	100.0%	$2,015		$1,931
Appalachian	60 Motel Drive	Shartlesville	PA	19554	RV	86	30	200	358	181	100.0%	100.0%	$2,606		$2,581
Mountain View - PA	4 East Zimmer Drive	Walnutport	PA	18088	MH	45			188	188	93.1%	94.7%	$5,201		$5,036
Carolina Landing	120 Carolina Landing Dr	Fair Play	SC	29643	RV	73			192	54	100.0%	100.0%	$1,548		$1,423	(i)
Inlet Oaks	180 Burr Circle	Murrells Inlet	SC	29576	MH	35			172	172	97.1%	98.3%	$4,091		$3,949
The Oaks at Point South (h)	1292 Campground Rd	Yemassee	SC	29945	RV	10			93	—	—%	—%	$—		$—
Meadows of Chantilly	4200 Airline Parkway	Chantilly	VA	22021	MH	82			500	500	99.8%	99.6%	$10,998		$10,680
Harbor View (h)	15 Harbor View Circle	Colonial Beach	VA	22443	RV	69			146	—	—%	—%	$—		$—
Lynchburg	405 Mollies Creek Rd	Gladys	VA	24554	RV	170	59		222	17	100.0%	100.0%	$1,226		$1,220
Chesapeake Bay	12014 Trails Lane	Gloucester	VA	23061	RV	282	80		392	120	100.0%	100.0%	$2,930		$2,928
Virginia Landing	40226 Upshur Neck Rd	Quinby	VA	23423	RV	863	178		233	8	100.0%	100.0%	$841		$810	(i)
Regency Lakes	108 Chamberlian Court	Winchester	VA	22603	MH	165			523	523	89.5%	89.7%	$5,328		$5,098
Williamsburg	4301 Rochambeau Drive	Williamsburg	VA	23188	RV	65			211	54	100.0%	100.0%	$1,644	(i)	$1,874	(i)
Total Northeast Market						8,362	1,231	618	23,703	16,108	94.2%	94.3%	$4,794		$4,714
Midwest
Hidden Cove	687 Country Road 3919	Arley	AL	35541	RV	99	60	200	79	49	100.0%	100.0%	$1,768		$1,273
Coach Royale	181 North Liberty Street	Boise	ID	83704	MH	12			91	91	71.4%	73.6%	$4,489		$4,475
Maple Grove	8597 W. Irving Lane	Boise	ID	83704	MH	38			271	271	77.5%	74.5%	$4,635		$4,682
Shenandoah Estates	5603 Bull Run Lane	Boise	ID	83714	MH	24			154	154	100.0%	98.1%	$5,414		$5,315	(i)
West Meadow Estates	120 West Driftwood	Boise	ID	83713	MH	29			178	178	100.0%	96.1%	$5,343		$5,196
O'Connell's	970 Green Wing Road	Amboy	IL	61310	RV	286	100	600	668	354	100.0%	100.0%	$2,820	(i)	$2,769
Pine Country	5710 Shattuck Road	Belvidere	IL	61008	RV	131			126	107	100.0%	100.0%	$1,508		$1,461	(i)
Willow Lake Estates	161 West River Road	Elgin	IL	60123	MH	111			617	617	78.1%	70.3%	$8,173		$7,871	(i)
Golf Vista Estates	4951 Augusta Boulevard	Monee	IL	60449	MH	144	4		408	408	93.1%	92.6%	$7,227		$7,108
Indian Lakes	7234 E. SR Highway 46	Batesville	IN	47006	RV	545	159	318	1,000	315	100.0%	100.0%	$1,648		$1,600
Horseshoe Lakes	12962 S. 225 W.	Clinton	IN	47842	RV	289	96	96	123	46	100.0%	100.0%	$1,168		$1,148
Twin Mills RV	1675 W SR 120	Howe	IN	46746	RV	137	5	50	501	185	100.0%	100.0%	$2,115		$2,176
Hoosier Estates	830 Campbell Street	Lebanon	IN	46052	MH	60			288	288	91.3%	92.4%	$3,557		$3,556	(i)
Lakeside	7089 N. Chicago Road	New Carlisle	IN	46552	RV	13			91	71	100.0%	100.0%	$2,365	(i)	$2,261
Oak Tree Village	254 Sandalwood Ave.	Portage	IN	46368	MH	76			361	361	67.3%	67.0%	$5,268		$5,254
North Glen Village	18200 U.S. 31 N #292	Westfield	IN	46074	MH	88			289	289	81.0%	83.4%	$4,568		$4,480	(i)

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/12	Total Number of Annual Sites as of 12/31/12	Annual Site Occupancy as of 12/31/12	Annual Site Occupancy as of 12/31/11	Annual Rent as of 12/31/12		Annual Rent as of 12/31/11
Diamond Caverns Resort	1878 Mammoth Cave Pkwy	Park City	KY	42160	RV	714	350	469	220	3	100.0%	100.0%	$1,475		$1,473
Lake in the Hills	2700 Shimmons Road	Auburn Hills	MI	48326	MH	51			237	237	86.5%	84.8%	$5,609		$5,485
Bear Cave Resort	4085 N. Red Bud Trail	Buchanan	MI	49107	RV	25	10		136	16	100.0%	100.0%	$2,035		$1,762
Fairchild Lake	49645 Au Lac Drive	Chesterfield	MI	48051	MH	78			344	344	74.7%	72.1%	$5,515		$5,474
Old Orchard	10500 Lapeer Road	Davison	MI	48423	MH	41			200	200	71.0%	68.5%	$5,060		$5,162
Grand Blanc Crossing	8225 Embury Road	Grand Blanc	MI	48439	MH	221			478	478	52.1%	49.8%	$5,153		$5,102
Holly Hills	16181 Lancaster Way	Holly	MI	48442	MH	198			241	241	63.9%	62.2%	$4,514	(i)	$4,684
Royal Estates	8300 Ravine Road	Kalamazoo	MI	49009	MH	63			183	183	83.1%	79.2%	$4,661		$4,731
Westbridge Manor	45301 Chateau Thierry Blvd.	Macomb	MI	48044	MH	400			1,424	1,424	56.7%	55.6%	$5,477		$5,386
Westbrook	45013 Catalpa Blvd.	Macomb	MI	48044	MH	79			387	387	93.8%	95.6%	$6,107	(i)	$6,195
Oakland Glens	41875 Carousel Street	Novi	MI	48377	MH	118			724	724	57.7%	56.5%	$5,420		$5,309
Avon on the Lake	2889 Sandpiper	Rochester Hills	MI	48309	MH	83			616	616	74.2%	73.2%	$6,350		$6,332
Saint Claire	1299 Wadhams Rd	Saint Claire	MI	48079	RV	210	100		229	30	100.0%	100.0%	$1,598		$1,837
Cranberry Lake	9620 Highland Road	White Lake	MI	48386	MH	54			328	328	82.3%	78.7%	$5,974		$6,116
Ferrand Estates	2680 44th Street	Wyoming	MI	449519	MH	80			419	419	80.2%	75.9%	$4,951		$5,137
Swan Creek	6988 McKean	Ypsilanti	MI	48197	MH	59			294	294	93.2%	87.1%	$5,328		$5,475
Cedar Knolls	12571 Garland Avenue	Apple Valley	MN	55124	MH	93			457	457	82.9%	84.0%	$6,782		$6,721
Cimarron Park	901 Lake Elmo Ave N	Lake Elmo	MN	55042	MH	230			505	505	84.2%	84.6%	$6,916		$6,804
Rockford Riverview Estates	135 Highview Road	Rockford	MN	55373	MH	88			429	429	82.3%	84.4%	$4,229		$4,101
Rosemount Woods	13925 Bunratty Avenue	Rosemount	MN	55068	MH	50			182	182	94.5%	94.0%	$6,404		$6,394
Buena Vista	4301 El Tora Boulevard	Fargo	ND	58103	MH	76			398	398	93.0%	92.7%	$4,530		$4,463
Meadow Park	3220 12th Avenue North	Fargo	ND	58102	MH	17			116	116	89.7%	89.7%	$3,540		$3,480
Kenisee Lake	2021 Mill Creek Rd	Jefferson	OH	44047	RV	143	50		119	48	100.0%	100.0%	$1,162		$1,208	(i)
Wilmington	1786 S.R. 380	Wilmington	OH	45177	RV	109	41		169	74	100.0%	100.0%	$1,602		$1,680
Natchez Trace	1363 Napier Rd	Hohenwald	TN	38462	RV	672	140		531	115	100.0%	100.0%	$1,175		$1,199
Cherokee Landing	PO Box 37	Middleton	TN	38052	RV	254	124		339	—	—%	100.0%	$—		$1,117
Fremont	E. 6506 Highway 110	Fremont	WI	54940	RV	98	5		325	100	100.0%	100.0%	$2,693	(i)	$2,670
Yukon Trails	N2330 Co Rd. HH	Lyndon Station	WI	53944	RV	150	30		214	100	100.0%	100.0%	$1,705		$1,766
Plymouth Rock	N. 7271 Lando St.	Plymouth	WI	53073	RV	133			610	430	100.0%	100.0%	$2,210		$2,124
Tranquil Timbers	3668 Grondin Road	Sturgeon Bay	WI	54235	RV	125			270	172	100.0%	100.0%	$1,902		$1,908
Arrowhead	W1530 Arrowhead Road	Wisconsin Dells	WI	53965	RV	166	40	200	377	179	100.0%	100.0%	$1,836		$1,773
Total Midwest Market						6,960	1,314	1,933	16,746	13,013	80.6%	78.0%	$4,814		$4,833
Nevada and Utah
Mountain View - NV	148 Day Street	Henderson	NV	89074	MH	72			354	354	99.7%	96.3%	$8,217		$8,150
Las Vegas	4295 Boulder Highway	Las Vegas	NV	89121	RV	11			217	5	100.0%	100.0%	$3,000		$2,869	(i)
Bonanza	3700 East Stewart Ave	Las Vegas	NV	89110	MH	43			353	353	62.6%	63.2%	$5,936		$6,342	(i)

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/12	Total Number of Annual Sites as of 12/31/12	Annual Site Occupancy as of 12/31/12	Annual Site Occupancy as of 12/31/11	Annual Rent as of 12/31/12		Annual Rent as of 12/31/11
Boulder Cascade	1601 South Sandhill Rd	Las Vegas	NV	89104	MH	39			299	299	75.6%	80.6%	$7,122	(i)	$6,621
Cabana	5303 East Twain	Las Vegas	NV	89122	MH	37			263	263	99.6%	97.3%	$6,980		$6,991
Flamingo West	8122 West Flamingo Rd.	Las Vegas	NV	89147	MH	37			258	258	100.0%	97.3%	$7,747		$7,685
Villa Borega	1111 N. Lamb Boulevard	Las Vegas	NV	89110	MH	40			293	293	77.8%	79.5%	$6,938		$6,879
Westwood Village	1111 N. 2000 West	Farr West	UT	84404	MH	46			314	314	98.7%	98.4%	$4,863		$4,781
All Seasons	290 N. Redwood Rd	Salt Lake City	UT	84116	MH	19			121	121	100.0%	100.0%	$5,620		$5,499
St. George	5800 N. Highway 91	Hurricane	UT	84737	RV	26			123	9	100.0%	100.0%	$2,112	(i)	$2,100	(i)
Total Nevada and Utah Market						370	—	—	2,595	2,269	87.8%	87.7%	$6,750		$6,675
Northwest
Cultus Lake (Canada)	1855 Columbia Valley Hwy	Lindell Beach	BC	V2R 4W6	RV	15			178	36	100.0%	100.0%	$2,592		$3,430	(i)
Thousand Trails Bend	17480 S Century Dr	Bend	OR	97707	RV	289	100	145	351	19	100.0%	100.0%	$2,558	(i)	$1,520
Pacific City	30000 Sandlake Rd	Cloverdale	OR	97112	RV	105			307	32	100.0%	100.0%	$3,539	(i)	$3,597
South Jetty	05010 South Jetty Rd	Florence	OR	97439	RV	57			204	2	100.0%	100.0%	$2,457	(i)	$2,178	(i)
Seaside Resort	1703 12th Ave	Seaside	OR	97138	RV	80			251	35	100.0%	100.0%	$2,965		$3,233	(i)
Whaler's Rest Resort	50 SE 123rd St	South Beach	OR	97366	RV	39			170	16	100.0%	100.0%	$3,458	(i)	$3,454
Mt. Hood	65000 E Highway 26	Welches	OR	97067	RV	115	30	202	436	59	100.0%	100.0%	$5,822	(i)	$5,460	(i)
Shadowbrook	13640 S.E. Hwy 212	Clackamas	OR	97015	MH	21			156	156	98.1%	96.8%	$7,721		$7,520
Falcon Wood Village	1475 Green Acres Road	Eugene	OR	97408	MH	23			183	183	94.0%	87.4%	$6,163		$5,939
Quail Hollow (b)	2100 N.E. Sandy Blvd.	Fairview	OR	97024	MH	21			137	137	92.7%	92.7%	$7,643		$7,446
Birch Bay	8418 Harborview Rd	Blaine	WA	98230	RV	31			246	20	100.0%	100.0%	$2,862		$2,485
Mt. Vernon	5409 N. Darrk Ln	Bow	WA	98232	RV	311			251	30	100.0%	100.0%	$2,916	(i)	$2,906
Chehalis	2228 Centralia-Alpha Rd	Chehalis	WA	98532	RV	309	85		360	24	100.0%	100.0%	$2,300		$2,228
Grandy Creek	7370 Russell Rd	Concrete	WA	98237	RV	63			179	2	100.0%	100.0%	$1,988		$2,643
Tall Chief	29290 SE 8th Street	Fall City	WA	98024	RV	71			180	24	100.0%	100.0%	$3,168	(i)	$2,435
La Conner (b)	16362 Snee Oosh Rd	La Conner	WA	98257	RV	106	5		319	30	100.0%	100.0%	$3,605		$3,364	(i)
Leavenworth	20752-4 Chiwawa Loop	Leavenworth	WA	98826	RV	255	50		266	14	100.0%	100.0%	$1,737	(i)	$1,890	(i)
Thunderbird Resort	26702 Ben Howard Rd	Monroe	WA	98272	RV	45	2		136	12	100.0%	100.0%	$2,301		$2,530	(i)
Little Diamond	1002 McGowen Rd	Newport	WA	99156	RV	360	119		520	6	100.0%	100.0%	$1,728	(i)	$1,540
Oceana Resort	2733 State Route 109	Oceana City	WA	98569	RV	16			84	1	100.0%	100.0%	$1,686		$1,752
Crescent Bar Resort	9252 Crescent Bar Rd NW	Quincy	WA	98848	RV	14			115	14	100.0%	100.0%	$3,324	(i)	$2,749	(i)
Long Beach	2215 Willows Rd	Seaview	WA	98644	RV	17			144	6	100.0%	100.0%	$2,485		$2,365
Paradise Resort	173 Salem Plant Rd	Silver Creek	WA	98585	RV	60			214	8	100.0%	100.0%	$1,961		$1,820	(i)
Kloshe Illahee	2500 S. 370th Street	Federal Way	WA	98003	MH	50			258	258	99.6%	98.4%	$9,331		$9,099
Total Northwest Market						2,473	391	347	5,645	1,124	97.8%	91.9%	$6,280		$6,228
Texas
Alamo Palms (a)	1341 W. Business Hwy 83	Alamo	TX	78516	RV	58			643	400	100.0%	—%	$3,224		$—

Property	Address	City	State	ZIP	MH/RV	Acres (c)	Developable Acres (d)	Expansion Sites (e)	Total Number of Sites as of 12/31/12	Total Number of Annual Sites as of 12/31/12	Annual Site Occupancy as of 12/31/12	Annual Site Occupancy as of 12/31/11	Annual Rent as of 12/31/12		Annual Rent as of 12/31/11
Bay Landing	2305 Highway 380 W	Bridgeport	TX	76426	RV	443	235		293	58	100.0%	100.0%	$1,958		$1,981
Colorado River	1062 Thousand Trails Lane	Columbus	TX	78934	RV	218	51		132	17	100.0%	100.0%	$2,976		$2,939
Victoria Palms (a)	602 N. Victoria Road	Donna	TX	78537	RV	117			1,122	530	100.0%	—%	$3,194		$—
Lake Texoma	209 Thousand Trails Drive	Gordonville	TX	76245	RV	201			301	155	100.0%	100.0%	$2,064	(i)	$1,800
Lakewood	4525 Graham Road	Harlingen	TX	78552	RV	30			301	116	100.0%	100.0%	$2,068		$2,024
Paradise Park RV	1201 N. Expressway 77	Harlingen	TX	78552	RV	60			563	297	100.0%	100.0%	$3,188		$3,152
Sunshine RV	1900 Grace Avenue	Harlingen	TX	78550	RV	84			1,027	412	100.0%	100.0%	$2,548		$2,505
Tropic Winds	1501 N Loop 499	Harlingen	TX	78550	RV	112	74		531	108	100.0%	100.0%	$2,520	(i)	$1,964
Medina Lake	215 Spettle Rd	Lakehills	TX	78063	RV	208	50		387	44	100.0%	100.0%	$2,232		$2,177
Paradise South	9909 N. Mile 2 West Road	Mercedes	TX	78570	RV	49			493	209	100.0%	100.0%	$2,096		$2,111
Lake Tawakoni	1246 Rains Co. Rd 1470	Point	TX	75472	RV	480	11		320	74	100.0%	100.0%	$1,824	(i)	$1,766
Fun n Sun RV	1400 Zillock Rd	San Benito	TX	78586	RV	135	40		1,435	621	100.0%	100.0%	$3,222		$3,094
Southern Comfort	1501 South Airport Drive	Weslaco	TX	78596	RV	40			403	332	100.0%	100.0%	$2,830		$2,747
Country Sunshine	1601 South Airport Road	Weslaco	TX	78596	RV	37			390	189	100.0%	100.0%	$2,753		$2,782
Lake Whitney	417 Thousand Trails Drive	Whitney	TX	76692	RV	403	158		261	37	100.0%	100.0%	$2,544	(i)	$2,367
Lake Conroe	11720 Old Montgomery Rd	Willis	TX	77318	RV	129	30	300	363	118	100.0%	100.0%	$3,499		$3,602
Total Texas Market						2,804	649	300	8,965	3,717	100.0%	100.0%	$2,856		$2,655

Grand Total All Markets						38,292	5,184	8,438	139,702	100,158	92.1%	91.4%	$5,811		$5,600
 _____________________

(a)	Property acquired in 2012.

(b)	Land is leased by the Company under a non-cancelable operating lease. (See Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-K.)

(c)	Acres are approximate. Acreage for some Properties were estimated based upon 10 sites per acre.

(d)
Acres are approximate. There can be no assurance that developable acres will be developed. Development is contingent on many factors including, but not limited to, cost, ability to subdivide, accessibility, infrastructure needs, zoning, entitlement and topography.

(e)
Expansion sites are approximate and only represent sites that could be developed and is further dependent upon necessary approvals. Certain Properties with expansion sites noted may have vacancies and therefore, expansion sites may not be added.

(f)	Acres for this RV park are included in the acres for the adjacent manufactured home community listed directly above this Property.

(g)	Property not operated by the Company during all of 2012, as the Property is leased to a third party operator.

(h)	Property does not contain annual sites.

(i)	Calculated using annualized alternative monthly site rent to present data that is more indicative of the Property’s effective rent increases.

Item 3. Legal Proceedings
The legal proceedings disclosure is incorporated herein by reference from Note 18 in the Notes to Consolidated Financial Statements in this Form 10-K.

Item 4. Mine Safety Disclosure
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol ELS. On February 26, 2013, the reported closing price per share of ELS common stock on the NYSE was $74.70 and there were approximately 10,116 beneficial holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for the Company’s common stock during 2012 and 2011 are set forth in the table below:

	Close	High	Low	Distributions Declared
2012
1st Quarter	$69.74	$70.85	$65.66	$0.4375
2nd Quarter	68.97	70.98	64.47	0.4375
3rd Quarter	68.12	73.16	67.80	0.4375
4th Quarter	67.29	69.50	63.21	0.4375
	Close	High	Low	Distributions Declared
2011
1st Quarter	$57.65	$58.35	$54.35	$0.375
2nd Quarter	62.44	64.92	55.83	0.375
3rd Quarter	62.70	73.27	56.27	0.375
4th Quarter	66.69	67.27	58.37	0.375
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/1/12-10/31/12	—	—	None	None
11/1/12-11/30/12	310	$68.04	None	None
12/1/12-12/31/12	18,393	$66.50	None	None
 ____________________

(a)
Of the common stock repurchased from October 1, 2012 through December 31, 2012, 18,703 shares were repurchased at the open market price and represent common stock surrendered to the Company to satisfy income tax withholding obligations due as a result of the vesting of Restricted Share Grants. Certain executive officers of the Company may from time to time adopt non-discretionary, written trading plans that comply with Commission Rule 10b5-1, or otherwise monetize their equity-based compensation. Commission Rule 10b5-1 provides executives with a method to monetize their equity-based compensation in an automatic and non-discretionary manner over time.

Item 6. Selected Financial Data
The following table sets forth selected financial and operating information on a historical basis. The historical operating data has been derived from the historical financial statements of the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.
Equity LifeStyle Properties, Inc.
Consolidated Historical Financial Information
(Amounts in thousands, except for per share and property data)

	Years Ended December 31,
	2012	2011 (1)	2010 (1)	2009 (1)	2008 (1)
Income Statement Data:
Total Revenues	$709,877	$589,199	$517,299	$508,310	$467,314
Total Expenses	(641,914)	(548,643)	(458,698)	(459,811)	(432,501)
Equity in income from unconsolidated joint ventures	1,899	1,948	2,027	2,896	3,753
Gain (loss) on sale of property, net of taxes	4,596	—	(231)	4,866	178
Consolidated net income	$74,458	$42,504	$60,397	$56,261	$38,744

Net income available for Common Shares	$54,778	$22,775	$38,354	$34,005	$18,303

Comprehensive income attributable to Common Shares	$54,741	$20,467	$38,354	$34,005	$18,303

Earnings per Common Share - Basic:
Net income available for Common Shares	$1.33	$0.64	$1.26	$1.23	$0.75

Earnings per Common Share - Fully Diluted:
Net income available for Common Shares	$1.32	$0.64	$1.25	$1.22	$0.75

Distributions declared per Common Share outstanding	$1.75	$1.50	$1.20	$1.10	$0.80

Weighted average Common Shares outstanding - basic	41,174	35,591	30,517	27,582	24,466
Weighted average Common Shares outstanding - fully diluted	45,431	40,330	35,518	32,944	30,498

Balance Sheet Data:
Real estate, before accumulated depreciation	$4,171,517	$4,080,149	$2,584,987	$2,538,215	$2,491,021
Total assets	3,398,226	3,496,101	2,048,395	2,166,319	2,091,647
Total mortgage notes and term loan	2,269,866	2,284,683	1,012,919	1,547,901	1,662,403
Non-controlling interest preferred OP Units	—	—	200,000	200,000	200,000
Series A Preferred Stock (2)	—	200,000	—	—	—
Series C Preferred Stock (2)	136,144	—	—	—	—
Total Common Equity (3)	788,158	799,280	260,158	254,427	96,234

Other Data:
Funds from operations (4)	$209,993	$147,457	$125,989	$120,443	$98,837
Total Properties (at end of period) (5)	383	382	307	304	309
Total sites (at end of period) (5)	142,679	141,132	111,002	110,575	112,211
________________________________

1.	Certain prior year amounts have been reclassified to conform to the 2012 presentation. These reclassifications had no material effect on the consolidated financial statements.

2.
On March 4, 2011, the Company, on behalf of selling stockholders, closed on a public offering of 8.0 million shares of 8.034% Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”), par value $0.01 per share, liquidation preference of $25.00 per share, at a price of $24.75 per share. The selling stockholders received the Series A Preferred Stock in exchange for $200 million of previously issued series D and series F Perpetual Preferred OP Units. On September 14, 2012, the Company issued 54,458 shares of Series C Preferred Stock, liquidation value of $2,500.00 per share, which are represented by depositary shares. The Company also exchanged 5,445,765 shares of its Series A Preferred Stock for 5,445,765 depositary shares, each representing 1/100th of a share of Series C Preferred Stock. On October 18, 2012, the Company redeemed the remaining 2,554,235 of Series A Preferred Stock.

3.
On June 7, 2011, the Company issued 6,037,500 shares of common stock in an equity offering for proceeds of approximately $344.0 million, net of offering costs. During the year ended December 31, 2011, the Company issued 1,708,276 shares of Common Stock and 1,740,000 shares of Series B Subordinated Non-Voting Cumulative Preferred Stock (the “Series B Preferred Stock”) with an aggregate value of $224.2 million, net of offering costs, to partially fund the purchase of the 2011 Acquisition Properties (as defined in footnote 5 below), which is discussed in more detail in Note 19 in the Notes to the Consolidated Financial Statements contained in this Form 10-K. All of the Series B Preferred Stock was redeemed for Common Stock prior to December 31, 2011. On June 29, 2009, the Company issued 4.6 million shares of common stock in an equity offering for proceeds of approximately $146.4 million, net of offering costs.

4.	Refer to Item 7 contained in this Form 10-K for information regarding why the Company presents funds from operations and for a reconciliation of this non-GAAP financial measure to net income.

5.
During the year ended December 31, 2011, the Company acquired a portfolio of 74 manufactured home communities and one RV resort (the “2011 Acquisition Properties”) containing 30,129 sites on approximately 6,400 acres located in 16 states and certain manufactured homes and loans secured by manufactured homes located at the 2011 Acquisition Properties which the Company refers to as the “Home Related Assets.” (See Note 19 in the Notes to the Consolidated Financial Statements contained in this Form 10-K for further discussion on the 2011 Acquisition.) The in-place leases acquired in the Acquisition have an estimated useful life of one-year. Transaction costs consist primarily of the following costs incurred related to the 2011 Acquisition: seller’s debt defeasance costs, transfer tax, professional fees, and costs related to due diligence items such as title, survey, zoning and environmental.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with “Selected Financial Data” and the historical Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.
2012 Accomplishments

•	Core occupancy increased by 278 sites to a total 91.5% at year end.

•	Closed on the acquisition of two RV resorts for a purchase price of $25.0 million.

•	Raised the annual dividend to $1.75 per share in 2012, an increase of more than 17% compared to $1.50 per share in 2011.

•	Exchanged 5,445,765 shares of Series A Preferred Stock for 5,445,765 Depositary Shares representing 1/100th of a share of Series C Preferred Stock.

•	Redeemed 2,554,235 shares of Series A Preferred Stock.

•	Amended the Company’s unsecured Line of Credit to decrease the per annum interest rate and extend the maturity date to September 15, 2016.

•	Paid off six mortgages totaling approximately $137.7 million, funded with cash and approximately $159.5 million of refinancing proceeds on three properties.

•	Entered into equity distribution agreements with sales agents, pursuant to which the Company may sell, from time to time, common stock for an aggregate offering price up to $125 million.
Overview and Outlook
Occupancy in the Company’s Properties as well as its ability to increase rental rates directly affects revenues. The Company’s revenue streams are predominantly derived from customers renting its sites on a long-term basis.
The Company has approximately 96,900 annual sites, approximately 9,000 seasonal sites, which are leased to customers generally for three to six months, and approximately 9,600 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. The Company expects to service over 100,000 customers at its transient sites and the Company considers this revenue stream to be its most volatile as it is subject to weather conditions, gas prices, and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, the Company has approximately 24,100 sites designated as right-to-use sites, which are primarily utilized to service the approximately 97,000 customers who have right-to-use contracts. The Company also has interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of
December 31, 2012
Community sites	74,100
Resort sites:
Annual	22,800
Seasonal	9,000
Transient	9,600
Right-to-use (1)	24,100
Joint Ventures (2)	3,100
142,700
 _____________________

(1)	Includes approximately 4,300 sites rented on an annual basis.

(2)	Joint Ventures have approximately 2,700 annual sites, approximately 300 seasonal sites and approximately 100 transient sites.

A significant portion of the Company’s rental agreements on community sites are directly or indirectly tied to published CPI statistics that are issued during June through September each year. The Company currently expects its 2013 Core community base rental income to increase approximately 2.6% as compared to 2012. The Company has already notified 72% of its community site customers of rent increases reflecting this revenue growth.
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
The Company believes the disruption in the site-built housing market has impacted its home sales business.  Customers’ inability to sell their existing site-built homes and relocate to their retirement destination has significantly reduced new home sales volumes since 2007.  In addition, while the majority of customers historically paid cash to purchase new homes in our communities, the Company believes the lack of affordable chattel financing is impacting customer purchase decisions in the current economic environment.  Current programs available for Chattel Loan financing provide subsidized financing to customers with the community owner carrying the obligation for guaranteeing customer defaults.  Financing continues to have stringent underwriting criteria, sizable down payments, short loan amortization and high interest rates.
In this environment, the Company believes that customer demand for rentals, which do not require a down payment, is high. The Company is adapting to this by renting its vacant new homes. This may represent an attractive source of occupancy if the Company can transition from renters to new homebuyers in the future. The Company is also focusing on smaller, more energy efficient and more affordable homes in its manufactured home Properties.
The Company’s manufactured home rental operations have been increasing since 2007. For the year ended December 31, 2012, occupied manufactured home rentals increased to 5,824, or 542.1%, from 907 for the year ended December 31, 2007. Net operating income, net of depreciation expense of approximately $6.1 million, increased to approximately $36.8 million, of which approximately $36.2 million of rental operations revenue was included in community base rental income, for the year ended December 31, 2012 from approximately $5.9 million, of which approximately $5.4 million of rental operations revenue was included in community base rental income, for the year ended December 31, 2007. Beginning in 2008, depreciation on the rental units started after being reclassified to Buildings and other depreciable property. The Company believes that unlike the home sales business, at this time the Company competes effectively with other types of rentals (i.e. apartments). The Company continues to evaluate home rental operations and may continue to invest in additional units.
In the Company’s resort Properties, the Company continues to work on extending customer stays. The Company has had success lengthening customer stays.
In the spring of 2010, the Company introduced low-cost membership products that focus on the installed base of almost eight million RV owners. Such products may include right-to-use contracts that entitle the customer to use certain properties (the “Agreements”). The Company is offering a Zone Park Pass (“ZPP”), which can be purchased for one to four zones of the United States and required annual payments in 2012 of $499. Beginning on February 1, 2012, the required annual payments increased to $525. This replaces high cost products that were typically entered into at Properties after tours and lengthy sales presentations. The Company historically incurred significant costs to generate leads, conduct tours and make the sales presentations. A single zone ZPP requires no upfront payment while passes for additional zones require modest upfront payments. Since inception the Company has entered into approximately 22,000 ZPP’s. For the year ended December 31, 2012, the Company entered into approximately 10,100 ZPP’s, or a 36.5% increase from approximately 7,400 for the year ended December 31, 2011. In 2012, the Company initiated a program with RV dealers to feature the Company’s ZPP as part of the dealers’ sales and marketing efforts. In return, the Company provides the dealer with a ZPP membership to give to the dealers’ customers in connection with the purchase of an RV.  Since the inception of the ZPP program with the RV dealers, the Company has activated 1,289 ZPPs and recorded approximately $140,000 of revenue through December 31, 2012.
Existing membership customers may be offered an upgrade Agreement from time-to-time. An upgrade Agreement is currently distinguishable from a new agreement that a customer would enter into by, depending on the type of upgrade, offering (1) increased length of consecutive stay by 50% (i.e. up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of sites at non-membership RV Properties and (5) membership in discount travel programs. Each upgrade contract requires a nonrefundable upfront payment. The Company may finance the nonrefundable upfront payment under any Agreement.
The Company actively seeks to acquire additional Properties and currently is engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages, which may include contracts outstanding, to acquire certain Properties, which are subject to satisfactory completion of the Company’s due diligence review.

Property Acquisitions, Joint Ventures and Dispositions
The following chart lists the Properties or portfolios acquired, invested in, or sold since January 1, 2011:

Property	Transaction Date	Sites
Total Sites as of January 1, 2011		111,002
Property or Portfolio (# of Properties in parentheses):
Acquisitions:
2011 Acquisition Properties (35)	July 1, 2011	12,044
2011 Acquisition Properties (16)	August 1, 2011	7,817
2011 Acquisition Properties (7)	September 1, 2011	3,105
2011 Acquisition Properties (2)	October 3, 2011	1,573
2011 Acquisition Properties (1)	October 11, 2011	521
2011 Acquisition Properties (7)	October 21, 2011	2,810
2011 Acquisition Properties (7)	December 7, 2011	2,259
Victoria Palms (1)	December 28, 2012	1,122
Alamo Palms Resort (1)	December 28, 2012	643
Expansion Site Development and other:
Sites added (reconfigured) in 2011		1
Sites added (reconfigured) in 2012		(55)
Dispositions:
Cascade (1)	December 7, 2012	(163)
Total Sites as of December 31, 2012		142,679

Since January 1, 2011 the gross investment in real estate increased from $2,585 million to $4,172 million as of December 31, 2012, due primarily to the aforementioned acquisitions and dispositions of Properties during the period.
On November 9, 2012, the Company entered a letter of intent with Morgan RV Resorts (“Morgan”), which granted the Company a right of exclusive dealing (“Exclusivity Right”) and a right of first refusal (“ROFR”) with respect to the purchase of 15 of Morgan's RV resorts. On December 13, 2012, Sun Communities, Inc. announced in an SEC filing that certain of its affiliates (collectively, “Sun”) had entered into a contract with Morgan to purchase eleven of those same properties, as a result of which the Company subsequently exercised its ROFR. In a suit initiated by Sun on December 26, 2012 against the Company and Morgan in the Oakland County (Michigan) Circuit Court, the parties are litigating the issue of who has the right to the properties. On February 12, 2013, Sun announced in an SEC filing that it had closed its purchase from Morgan on ten of the eleven properties at issue. The litigation is not expected to have a material adverse impact on our results of operations or financial condition.
Markets
The following table identifies the Company’s largest markets by number of sites and provides information regarding the Company’s Properties (excluding five Properties owned through Joint Ventures).

Major Market	Number of Properties	Total Sites	Percent of Total Sites	Percent of Total Property Operating Revenues (1)
Florida	117	50,959	36.5%	39.4%
Northeast	66	23,703	17.0%	14.4%
Midwest	47	16,744	12.0%	10.5%
Arizona	39	13,851	9.9%	9.4%
California	48	13,688	9.8%	15.2%
Texas	17	8,965	6.4%	2.3%
Northwest	24	5,645	4.0%	3.4%
Colorado	10	3,454	2.5%	3.2%
Other	10	2,595	1.9%	2.2%
Total	378	139,604	100.0%	100.0%
 _____________________

(1)
Property operating revenues for this calculation excludes approximately $14.3 million of property operating revenue not allocated to Properties, which consists primarily of upfront payments from right-to-use contracts.

Results of Operations
Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011
Income from Property Operations
The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the years ended December 31, 2012 and 2011(amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this comparison of the year ended December 31, 2012 to December 31, 2011 includes all Properties acquired on or prior to December 31, 2010 and which were owned and operated by the Company during the years ended December 31, 2012 and December 31, 2011. Growth percentages exclude the impact of GAAP deferrals of up-front payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
	2012	2011	Increase / (Decrease)	% Change	2012	2011	Increase / (Decrease)	% Change
Community base rental income	$274,362	$266,584	$7,778	2.9%	$414,170	$318,851	$95,319	29.9%
Rental home income	8,125	6,340	1,785	28.2%	14,065	7,970	6,095	76.5%
Resort base rental income	133,749	130,432	3,317	2.5%	134,327	130,489	3,838	2.9%
Right-to-use annual payments	47,662	49,122	(1,460)	(3.0)%	47,662	49,122	(1,460)	(3.0)%
Right-to-use contracts current period, gross	13,433	17,856	(4,423)	(24.8)%	13,433	17,856	(4,423)	(24.8)%
Utility and other income	51,657	49,552	2,105	4.2%	64,432	53,843	10,589	19.7%
Property operating revenues, excluding deferrals	528,988	519,886	9,102	1.8%	688,089	578,131	109,958	19.0%

Property operating and maintenance	188,542	186,947	1,595	0.9%	226,952	200,623	26,329	13.1%
Rental home operating and maintenance	4,662	3,896	766	19.7%	7,359	4,850	2,509	51.7%
Real estate taxes	32,719	32,111	608	1.9%	47,623	37,619	10,004	26.6%
Sales and marketing, gross	10,841	11,218	(377)	(3.4)%	10,846	11,219	(373)	(3.3)%
Property operating expenses, excluding deferrals and Property management	236,764	234,172	2,592	1.1%	292,780	254,311	38,469	15.1%
Income from property operations, excluding deferrals and Property management	292,224	285,714	6,510	2.3%	395,309	323,820	71,489	22.1%
Property management	33,087	33,158	(71)	(0.2)%	38,460	35,076	3,384	9.6%
Income from property operations, excluding deferrals	$259,137	$252,556	$6,581	2.6%	$356,849	$288,744	$68,105	23.6%
The 2.9% increase in Core community base rental income primarily reflects a 2.3% increase in rates and a 0.6% increase in occupancy. The average monthly base rent per site increased to $567 in 2012 from $554 in 2011. The average occupancy increased to 91.5% in 2012 from 90.9% in 2011.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Annual	$86,753	$83,324	$3,429	4.1%	$87,222	$83,328	$3,894	4.7%
Seasonal	20,982	20,670	312	1.5%	21,077	20,718	359	1.7%
Transient	26,014	26,438	(424)	(1.6)%	26,028	26,443	(415)	(1.6)%
Resort base rental income	$133,749	$130,432	$3,317	2.5%	$134,327	$130,489	$3,838	2.9%
The increase in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
During the year ended December 31, 2012, utility and other income includes the accelerated recognition of $2.1 million of revenue related to the early termination of a multi-year cable service agreement.
The decrease in right-to-use annual payments is primarily due to net attrition in the member base.

The Core Portfolio and Total Portfolio property operating revenues for the year ended December 31, 2012 were negatively impacted by the temporary cessation of the entry of right-to-use contracts (membership upgrades) in connection with third party sales force training and the roll out of new membership upgrade products during the year ended December 31, 2012. As a result, membership upgrade sales, which are included in right-to-use contracts current period, gross, were down $4.4 million compared to the year ended December 31, 2011. The decrease in right-to-use contracts for the year ended December 31, 2012 was offset by a $0.4 million decrease in sales and marketing expenses, resulting in a net decline of $4.0 million from these activities compared to the year ended December 31, 2011.
The following growth rate percentages are before property management (amounts in thousands):

	Core Portfolio				Total Portfolio
	2012	2011	Increase/ (Decrease)	% Change	2012	2011	Increase/ (Decrease)	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$515,555	$502,030	$13,525	2.7%	$674,656	$560,275	$114,381	20.4%
Property operating expenses, excluding Sales and marketing, gross	225,923	222,954	2,969	1.3%	281,934	243,092	38,842	16.0%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$289,632	$279,076	$10,556	3.8%	$392,722	$317,183	75,539	23.8%
The increase in Total Portfolio income from property operations is primarily due to the acquisition of the 2011 Acquisition Properties on various dates during the six months ended December 31, 2011. (See Note 19 in the notes to the Consolidated Financial Statements contained in this Form 10-K for details regarding the 2011 Acquisition.)
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2012 and 2011 (amounts in thousands, except sales volumes).

	2012	2011	Variance	% Change
Gross revenues from new home sales	$1,698	$2,278	$(580)	(25.5)%
Cost of new home sales	(1,441)	(2,133)	692	(32.4)%
Gross profit from new home sales	257	145	112	77.2%

Gross revenues from used home sales	6,868	3,810	3,058	80.3%
Cost of used home sales	(8,034)	(3,550)	(4,484)	126.3%
Gross (loss) profit from used home sales	(1,166)	260	(1,426)	(548.5)%

Brokered resale revenues and ancillary services revenues, net	3,114	3,464	(350)	(10.1)%
Home selling expenses	(1,411)	(1,589)	178	(11.2)%
Income from home sales operations and other	$794	$2,280	$(1,486)	(65.2)%
Home sales volumes:
New home sales (1)	34	51	(17)	(33.3)%
Used home sales (2)	1,412	893	519	58.1%
Brokered home resale	914	711	203	28.6%
 _____________________

(1)	Includes third party home sales of three for the year ended December 31, 2011.

(2)	Includes third party home sales of one for the year ended December 31, 2011.
Income from home sales operations decreased primarily as a result of decreased profit on used home sales and a decrease in ancillary revenues.

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the years ended December 31, 2012 and 2011 (dollars in thousands).

	2012	2011	Variance	% Change
Manufactured homes:
New Home	$18,382	$12,416	$5,966	48.1%
Used Home	31,846	19,460	12,386	63.6%
Rental operations revenue (1)	50,228	31,876	18,352	57.6%
Rental home operating and maintenance	(7,359)	(4,850)	(2,509)	51.7%
Income from rental operations	42,869	27,026	15,843	58.6%
Depreciation on rental homes	(6,091)	(4,276)	(1,815)	42.4%
Income from rental operations, net of depreciation	$36,778	$22,750	$14,028	61.7%

Gross investment in new manufactured home rental units	$108,145	$84,647	$23,498	27.8%
Gross investment in used manufactured home rental units	$75,705	$58,787	$16,918	28.8%

Net investment in new manufactured home rental units	$98,553	$78,121	$20,432	26.2%
Net investment in used manufactured home rental units	$68,547	$54,653	$13,894	25.4%

Number of occupied rentals—new, end of period	1,890	1,352	538	39.8%
Number of occupied rentals—used, end of period	3,934	3,071	863	28.1%
 _____________________

(1)	Approximately $36.2 million and $23.9 million as of December 31, 2012 and 2011, respectively, are included in Community base rental income in the Property Operations table.
The increase in income from rental operations and depreciation expense is primarily due to the increase in the number of rental units resulting from purchase of additional rental units during 2012 and the acquisition of the 2011 Acquisition Properties on various dates during the six months ended December 31, 2011.
In the ordinary course of business, the Company acquires used homes from customers through purchase, lien, sale or abandonment. In a vibrant new home sale market older homes may be removed from sites and replaced with new homes. In the current environment, however, used homes are rented either in the condition received or after warranted rehabilitation. The Company continues to evaluate rental units and based on improved market conditions may invest in new homes.
Other Income and Expenses
The following table summarizes other income and expenses for the years ended December 31, 2012 and 2011 (amounts in thousands).

	2012	2011	Variance	% Change
Depreciation on real estate and rental homes	$(104,917)	$(84,257)	$(20,660)	24.5%
Amortization of in-place leases	(45,122)	(28,479)	(16,643)	58.4%
Interest income	10,009	7,000	3,009	43.0%
Income from other investments, net	6,793	6,452	341	5.3%
General and administrative	(26,744)	(23,833)	(2,911)	12.2%
Acquisition costs	(180)	(18,493)	18,313	(99.0)%
Rent control initiatives and other	(1,456)	(2,043)	587	(28.7)%
Interest and related amortization	(124,524)	(99,668)	(24,856)	24.9%
Total other expenses, net	$(286,141)	$(243,321)	$(42,820)	17.6%

Depreciation on real estate and rental homes, amortization of in-place leases and interest income increased primarily due to the purchase of the 2011 Acquisition Properties on various dates during the six months ended December 31, 2011. General and administrative increased primarily due to increased professional fees due to certain litigation matters (see Note 18 in the Notes to Consolidated Financial Statements contained in this Form 10-K). The decrease in acquisition costs is primarily due to the legal and due diligence fees for the two RV resorts for the year ended December 31, 2012 compared to the purchase of the 2011 Acquisition Properties for the year ended December 31, 2011. Rent control initiatives and other are lower due to decreased activity in the San Rafael legal appeal (see Note 18 in the Notes to Consolidated Financial Statements contained in the Form 10-K). Interest and related amortization increased primarily due to the assumption of approximately $548.0 million of mortgage debt secured by

35 of the 2011 Acquisition Properties, the $200.0 million Term Loan originated July 1, 2011, and the $200.0 million of new secured debt originated during the six months ended December 31, 2011.
Income from other investments, net increased primarily due to the $0.5 million increase in the fair value of the contingent consideration of the net asset associated with the 2011 Acquisition Properties. The Company owns both a fee interest and a leasehold interest in a 2,200 site 2011 Acquisition Property. The ground lease contains a purchase option on behalf of the lessee and a put option on behalf of the lessor. The options may be exercised by either party upon the death of the fee holder. The Company is the beneficiary of a escrow funded by the seller with approximately 114,000 shares of the Company’s common stock. The escrow provides for distributions of the escrowed stock on a quarterly basis to protect the Company from future scheduled ground lease payments as well as scheduled increases in the option purchase price over time. In connection with the purchase price allocation associated with the 2011 Acquisition Properties, the Company recorded contingent consideration of approximately $6.7 million related to this escrow. The Company will revalue the asset as of each reporting date and will recognize in earnings any increase or decrease in fair value of the escrow.

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

	Core Portfolio				Total Portfolio
	2011	2010	Increase / (Decrease)	% Change	2011	2010	Increase / (Decrease)	% Change
Community base rental income	$266,584	$259,292	$7,292	2.8%	$318,851	$259,351	$59,500	22.9%
Rental home income	6,340	4,952	1,388	28.0%	7,970	4,952	3,018	60.9%
Resort base rental income	129,978	129,241	737	0.6%	130,489	129,481	1,008	0.8%
Right-to-use annual payments	49,050	49,788	(738)	(1.5)%	49,122	49,831	(709)	(1.4)%
Right-to-use contracts current period, gross	17,856	19,496	(1,640)	(8.4)%	17,856	19,496	(1,640)	(8.4)%
Utility and other income	49,406	48,288	1,118	2.3%	53,843	48,357	5,486	11.3%
Property operating revenues, excluding deferrals	519,214	511,057	8,157	1.6%	578,131	511,468	66,663	13.0%

Property operating and maintenance	185,799	185,148	651	0.4%	200,623	185,786	14,837	8.0%
Rental home operating and maintenance	3,896	3,111	785	25.2%	4,850	3,111	1,739	55.9%
Real estate taxes	32,055	32,042	13	—%	37,619	32,110	5,509	17.2%
Sales and marketing, gross	11,214	12,606	(1,392)	(11.0)%	11,219	12,606	(1,387)	(11.0)%
Property operating expenses, excluding deferrals and Property management	232,964	232,907	57	—%	254,311	233,613	20,698	8.9%
Income from property operations, excluding deferrals and Property management	286,250	278,150	8,100	2.9%	323,820	277,855	45,965	16.5%
Property management	33,118	32,658	460	1.4%	35,076	32,639	2,437	7.5%
Income from property operations, excluding deferrals	$253,132	$245,492	$7,640	3.1%	$288,744	$245,216	$43,528	17.8%
The 2.8% increase in Core community base rental income primarily reflects a 2.2% increase in rates and a 0.6% increase in occupancy. The average monthly base rent per site increased to $554 in 2011 from $542 in 2010. The average occupancy increased to 90.9% in 2011 from 90.4% in 2010.

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2011	2010	Increase/ (Decrease)	% Change	2011	2010	Increase/ (Decrease)	% Change
Annual	$83,252	$79,829	$3,423	4.3%	$83,329	$79,842	$3,487	4.4%
Seasonal	20,527	21,579	(1,052)	(4.9)%	20,717	21,598	(881)	(4.1)%
Transient	26,199	27,833	(1,634)	(5.9)%	26,443	28,041	(1,598)	(5.7)%
Resort base rental income	$129,978	$129,241	$737	0.6%	$130,489	$129,481	$1,008	0.8%
The increase in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
The decrease in right-to-use annual payments is primarily due to net attrition in the member base.
The Core Portfolio and Total Portfolio property operating revenues for the years ended December 31, 2011 and 2010 were impacted by the Company’s introduction of low-cost membership products in 2010 and the phase-out of memberships with higher initial upfront payments. The decrease in sales and marketing expenses is due to reduced commissions as a result of reduced high-cost right-to-use contracts activity.
The following growth rate percentages are before property management (amounts in thousands):

	Core Portfolio				Total Portfolio
	2011	2010	Increase/ (Decrease)	% Change	2011	2010	Increase/ (Decrease)	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$501,358	$491,561	$9,797	2.0%	$560,275	$491,972	$68,303	13.9%
Property operating expenses, excluding Sales and marketing, gross	221,750	220,301	1,449	0.7%	243,092	221,007	22,085	10.0%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$279,608	$271,260	$8,348	3.1%	$317,183	$270,965	$46,218	17.1%
The increase in Total Portfolio income from property operations is primarily due to the acquisition of the 2011 Acquisition Properties during the year ended December 31, 2011. (See Note 19 in the notes to the Consolidated Financial Statements contained in this Form 10-K for details regarding the 2011 Acquisition.)
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the years ended December 31, 2011 and 2010 (amounts in thousands, except sales volumes).

	2011	2010	Variance	% Change
Gross revenues from new home sales	$2,278	$2,695	$(417)	(15.5)%
Cost of new home sales	(2,133)	(2,550)	417	(16.4)%
Gross profit (loss) from new home sales	145	145	—	—%

Gross revenues from used home sales	3,810	3,425	385	11.2%
Cost of used home sales	(3,550)	(2,846)	(704)	24.7%
Gross profit from used home sales	260	579	(319)	(55.1)%

Brokered resale revenues and ancillary services revenues, net	3,464	4,408	(944)	(21.4)%
Home selling expenses	(1,589)	(2,078)	489	(23.5)%
Income from home sales operations and other	$2,280	$3,054	$(774)	(25.3)%
Home sales volumes:
New home sales (1)	51	82	(31)	(37.8)%
Used home sales (2)	893	795	98	12.3%
Brokered home resale	711	673	38	5.6%
 _____________________

(1)	Includes third party home sales of three and 19 for the years ended December 31, 2011 and 2010, respectively.

(2)	Includes third party home sales of one and 10 for the years ended December 31, 2011 and 2010, respectively.

Income from home sales operations decreased primarily as a result of decreased profit on used home sales and a decrease in ancillary revenues.
Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the years ended December 31, 2011 and 2010 (dollars in thousands).

	2011	2010	Variance	% Change
Manufactured homes:
New Home	$12,416	$8,283	$4,133	49.9%
Used Home	19,460	12,003	7,457	62.1%
Rental operations revenue (1)	31,876	20,286	11,590	57.1%
Rental home operating and maintenance	(4,850)	(3,111)	(1,739)	55.9%
Income from rental operations	27,026	17,175	9,851	57.4%
Depreciation on rental homes	(4,276)	(2,827)	(1,449)	51.3%
Income from rental operations, net of depreciation	$22,750	$14,348	$8,402	58.6%

Gross investment in new manufactured home rental units	$84,647	$61,525	$23,122	37.6%
Gross investment in used manufactured home rental units	$58,787	$24,224	$34,563	142.7%

Net investment in new manufactured home rental units	$78,121	$57,386	$20,735	36.1%
Net investment in used manufactured home rental units	$54,653	$21,979	$32,674	148.7%

Number of occupied rentals—new, end of period	1,352	801	551	68.8%
Number of occupied rentals—used, end of period	3,071	1,644	1,427	86.8%
 _____________________

(1)	Approximately $23.9 million and $15.4 million as of December 31, 2011 and 2010, respectively, are included in Community base rental income in the Property Operations table.
The increase in income from rental operations and depreciation expense is primarily due to the increase in the number of rental units resulting from the acquisition of the 2011 Acquisition Properties during the year ended December 31, 2011.
Other Income and Expenses
The following table summarizes other income and expenses for the years ended December 31, 2011 and 2010 (amounts in thousands).

	2011	2010	Variance	% Change
Depreciation on real estate and rental homes	$(84,257)	$(70,952)	$(13,305)	18.8%
Amortization of in-place leases	(28,479)	—	(28,479)	100.0%
Interest income	7,000	4,419	2,581	58.4%
Income from other investments, net	6,452	5,740	712	12.4%
General and administrative	(23,833)	(22,559)	(1,274)	5.6%
Acquisition costs	(18,493)	—	(18,493)	100.0%
Rent control initiatives and other	(2,043)	(2,200)	157	(7.1)%
Impairment	—	(3,635)	3,635	(100.0)%
Interest and related amortization	(99,668)	(91,151)	(8,517)	9.3%
Total other expenses, net	$(243,321)	$(180,338)	$(62,983)	34.9%

Depreciation on real estate and rental homes, amortization of in-place leases, interest income and interest and related amortization increased primarily due to the purchase of the 2011 Acquisition Properties during the year ended December 31, 2011. Acquisition costs consist primarily of the following costs incurred related to the 2011 Acquisition: seller’s debt defeasance costs, transfer tax, professional fees, and costs related to due diligence items such as title, survey, zoning and environmental. Impairment decreased due to a non-cash write-off of $3.6 million in the year ended December 31, 2010 of goodwill associated with a 2009 acquisition of a Florida internet and media based advertising business.

Liquidity and Capital Resources
Liquidity
The Company’s primary demands for liquidity include payment of operating expenses, debt service, including principal and interest, capital improvements on properties, purchasing both new and pre-owned homes, acquisitions of new properties, and dividends. The Company expects these similar demands for liquidity to continue for the short-term and long-term. The commitment to capital improvements on existing assets will be consistent with last year. The Company’s primary sources of cash include operating cash flows, proceeds from financings, borrowings under our line of credit and proceeds from issuance of equity and debt securities. The Company entered into equity distribution agreements with sales agents, pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. The Company has not sold any common stock to date under the equity distribution agreements. In addition, the Company has available liquidity in the form of authorized and unissued preferred stock of approximately 9.9 million shares and authorized common stock in an unallocated shelf registration statement which was automatically effective when filed with the SEC.
One of the Company’s stated objectives is to maintain financial flexibility.  Achieving this objective allows the Company to take advantage of strategic opportunities that may arise.  The Company believes effective management of its balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enable it to meet this objective.  The Company believes it currently has sufficient liquidity, in the form of $37.1 million in available cash and $380.0 million available on its unsecured Line of Credit (“LOC”), to satisfy its near term obligations.
The Company expects to meet its short-term liquidity requirements, including all distributions, generally through net cash provided by operating activities and availability under its existing LOC. The Company considers these resources to be adequate to meet its operating requirements for capital improvements, amortizing debt and payment of dividends and of distributions.
The Company expects to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of its current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or additional equity securities in the Company, in addition to net cash provided by operating activities. The Company has approximately $74.4 million of scheduled debt maturities in 2013 (excluding scheduled principal payments on debt maturing in 2013 and beyond). The Company expects to satisfy its 2013 maturities with the existing cash and projected operating cash.
The table below summarizes cash flow activity for the years ended December 31, 2012, 2011, and 2010 (amounts in thousands).

	For the years ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$236,459	$175,641	$163,309
Net cash used in investing activities	(86,565)	(701,848)	(98,933)
Net cash (used in) provided by financing activities	(183,214)	584,008	(196,845)
Net (decrease) increase in cash and cash equivalents	$(33,320)	$57,801	$(132,469)
Operating Activities
Net cash provided by operating activities increased $60.8 million to $236.5 million for the year ended December 31, 2012 from $175.6 million for the year ended December 31, 2011. The increase in cash provided by operating activities is primarily due to an increase in net income from operations of from the 2011 Acquisition Properties acquired on various dates during the last six months of 2011. Net cash provided by operating activities increased $12.3 million to $175.6 million for the year ended December 31, 2011 from $163.3 million for the year ended December 31, 2010. The increase in 2011 was primarily due to an increase in net income net of depreciation expense and amortization of in-place leases.

Investing Activities
Net cash used in investing activities was $86.6 million for the year ended December 31, 2012 compared to $701.8 million for the year ended December 31, 2011. Significant components of net cash used in investing activities include:

•	Approximately $75.3 million paid in 2012 for capital improvements (see table below).

•
Approximately $24.2 million paid in 2012 for the acquisition of two properties (See Note 19 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of the Company's recent acquisitions).

•
Approximately $7.6 million received in 2012 from the disposition of a rental property (See Note 18 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further discussion of the sale).

•	Approximate repayments of $5.3 million received in 2012 on notes receivable (See Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further discussion).

•	Approximately $62.0 million paid in 2011 for capital improvements (see table below).

•
Approximately $651.1 million paid in 2011 for real estate and approximately $40.4 million for Notes Receivable related to the 2011 Acquisition Properties (See Note 19 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of the Company's recent acquisitions).

•	Approximately $52.3 million received in 2011 from proceeds related to short-term investments.

Capital improvements
The table below summarizes capital improvements activity for the years ended December 31, 2012, 2011, and 2010 (amounts in thousands).

	For the years ended December 31,(1)
	2012	2011	2010
Recurring Capital Expenditure (2)	$29,287	$23,315	$20,794
Development (3)	920	2,467	7,008
New home investments	29,218	28,542	12,523
Used home investments	15,179	7,266	7,254
Total Property	74,604	61,590	47,579
Corporate (4)	656	442	1,050
Total Capital improvements	$75,260	$62,032	$48,629
__________________________________________________

(1)
Excludes noncash activity of approximately $0.8 million and $3.7 million for new homes purchased with dealer financing for the years ended December 31, 2011 and 2010 and approximately $5.3 million, $2.7 million and $0.6 million of repossessions for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Development primarily represents costs to improve and upgrade Property infrastructure or amenities.

(4)
For the year ended December 31, 2010, this includes approximately $0.7 million spent to renovate the corporate headquarters, of which approximately $0.7 million was reimbursed by the landlord as a tenant allowance.

Financing Activities
Net cash used in financing activities was $183.2 million for the year ended December 31, 2012 compared to net cash provided by financing activities of $584.0 million for the year ended December 31, 2011. Significant components of net cash (used in) and provided by financing activities include:

•
Approximately $159.5 million of financing proceeds received in 2012 which were offset by pay downs of approximately $137.7 million of maturing mortgages, payments of approximately $29.9 million of amortizing principal debt, and payments of approximately $3.1 million of debt issuance costs (See Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of the Company's borrowing arrangements).

•
Approximately $110.8 million of distributions paid in 2012 to common stockholders, common OP unitholders and preferred stockholders, approximately $63.9 million for the redemption of preferred stock and approximately $1.3 million for equity issuance costs, offset by proceeds received of approximately $4.9 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (See Note 4 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of the Company's equity transactions).

•
Approximately $400.0 million of financing proceeds received in 2011 from the Term Loan and new mortgages offset by pay downs of approximately $52.5 million of maturing mortgages, payments of approximately $23.2 million of amortizing principal debt and payments of approximately $15.8 million of debt issuance costs (See Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of the Company's borrowing arrangements).

•
Approximately $349.5 million of proceeds received in 2011 from the issuance of common stock, exercise of stock options and the sale of shares through the employee stock purchase plan offset by payments of approximately $72.4 million of distributions to its common stockholders, common OP unitholders, perpetual preferred OP unitholders and preferred stockholders (See Note 4 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a description of the Company's equity transactions).

Contractual Obligations
As of December 31, 2012, the Company was subject to certain contractual payment obligations as described in the table below (dollars in thousands):

	Total		2013	2014	2015	2016	2017	Thereafter
Long Term Borrowings (1)	$2,245,258		$105,052	$161,160	$591,949	$238,626	$302,801	$845,670
Interest Expense (2)	557,330		120,528	111,566	100,616	65,699	54,773	104,148
Operating Lease	11,837		1,247	1,290	1,327	1,349	1,372	5,252
LOC Maintenance Fee (3)	4,232		1,140	1,140	1,140	812	—	—
Total Contractual Obligations	$2,818,657		$227,967	$275,156	$695,032	$306,486	$358,946	$955,070
Weighted average interest rates	5.06%	—	5.39%	5.38%	5.27%	5.19%	5.63%	5.82%
 _____________________

(1)
Balance excludes net premiums and discounts of $24.6 million, primarily due to the fair market value adjustment of the assumption of $515.0 million of secured debt from the 2011 Acquisition Properties. Balances include debt maturing and scheduled periodic principal payments

(2)	Amounts include interest expected to be incurred on the Company’s secured debt based on obligations outstanding as of December 31, 2012.

(3)	Assumes the Company will exercise its one year extension option on September 15, 2016 and assumes the Company will maintain its current leverage ratios as defined by the LOC.
The Company does not include insurance, property taxes and cancelable contracts in the contractual obligations table above.
The Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054. The majority of the lease terms require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. The Colony Cove Property lease requires escalated payments every three months based on the increase in the purchase option, see further detail below. For the years ended December 31, 2012, 2011, and 2010, ground lease rent was approximately $3.3 million, $2.5 million, and $1.9 million, respectively. Minimum future rental payments under the ground leases are approximately $3.4 million for 2013, approximately $1.9 million in each of 2014, 2015, 2016 and 2017 and approximately $13.0 million thereafter. The decrease in future minimum rental payments assumes that the Company will exercise its option to acquire land at the recently acquired Colony Cove Property on January 1, 2014. The option exercise date is subject to certain assumptions and the timing of the option exercise may be before or after January 1, 2014.
With respect to maturing debt, the Company has staggered the maturities of its long-term mortgage debt over an average of approximately five years, with approximately $591.9 million (which is due in 2015) in principal maturities coming due in any single year. The Company believes that it will be able to refinance its maturing debt obligations on a secured or unsecured basis; however, to the extent the Company is unable to refinance its debt as it matures, it believes that it will be able to repay such maturing debt from operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, the Company’s future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.
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
     Real estate investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our real estate investments. These factors include:
•the general economic climate;
•competition from other housing options;
•local conditions, such as an increase in unemployment;
•changes in governmental regulations and the related cost of compliance; and
•changes in market rental rates.
Any adverse changes in these factors could cause an impairment in our assets, including real estate and investments in unconsolidated joint venture partnerships.
For long-lived assets to be held and used, if an impairment indicator exists, the Company compares the expected future undiscounted cash flows against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company would record an impairment loss for the carrying amount in excess of the estimated fair value, if any, of the asset. For the periods presented, no impairment losses were recorded.
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
Revenue Recognition
The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. The Company evaluates all amounts receivable from customers and an allowance is established for amounts greater than 30 days past due. The Company’s allowance for uncollectible rents receivable was approximately $4.7 million and $4.9 million as of December 31, 2012 and 2011, respectively. The Company will continue to monitor and assess these receivables and changes in required allowances may occur in the future due to changes in the market environment.
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
The Company continues to monitor customer lives based on historical attrition rates and changes in revenue recognized may occur in the future due to changes in customer behavior.

Right-to-use annual payments by customers under the terms of the right-to-use contracts are deferred and recognized ratably over the one year period in which access to sites at certain Properties are provided.
Notes and Contracts Receivable
Notes receivable generally are stated at their outstanding unpaid principal balances net of any deferred fees or costs on originated loans, unamortized discounts or premiums, and an allowance. Interest income is accrued on the unpaid principal balance. Discounts or premiums are amortized to income using the interest method. In certain cases the Company finances the sales of homes to its customers (referred to as “Chattel Loans”) which loans are secured by the homes. The valuation of an allowance for doubtful accounts for the Chattel Loans is calculated based on delinquency trends, average annual default rates, loss rates, and the current estimated market value of the underlying manufactured home collateral.
During the year ended December 31, 2011, the Company purchased Chattel Loans that were recorded at fair value at the time of acquisition under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”). (See Note 19 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a detailed description of our 2011 Acquisition.) The fair value of these Chattel Loans included an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these Chattel Loans. The fair value is estimated based on a number of factors including customer delinquency status, credit scores, the original down payment amount and below-market stated interest rates. Through December 31, 2012, the short-term historical performance of these loans has indicated a default rate of 23% and a recovery rate of 26%, which are slightly higher than originally estimated. Management regularly reviews these assumptions and may adjust its estimates as needed as more information becomes available. A probable decrease in management’s expectation of future cash collections related to these Chattel Loans could result in the need to record an allowance for credit losses in the future. Due to the size of the Chattel Loan pool and maturity dates ranging up to 29 years, future credit losses or changes to interest income could be significant.

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
Certain of the Company’s Contracts Receivable were recorded at fair value at the time of acquisition under the FASB ASC 310-30. The fair value of these Contracts Receivable included an estimate of losses that were expected to be incurred over the estimated life of the Contracts Receivable, and therefore no allowance for losses was recorded for these Contracts Receivable as of the transaction date. Through December 31, 2012, the credit performance of these Contracts Receivable has been better than the assumptions used in determining its initial fair value, and the Company regularly updates its expectations regarding the amounts and timing of future cash flows.
Financial instruments that potentially could subject the Company to significant concentrations of credit risk consist principally of notes receivable. Concentrations of credit risk with respect to notes receivable are limited due to the size of the receivable and geographic diversity of the underlying Properties.
Off Balance Sheet Arrangements
The Company does not have any off balance sheet arrangements with any unconsolidated investments or joint ventures that it believes have or are reasonably likely to have a material effect on its financial condition, results of operations, liquidity or capital resources.
Inflation
Substantially all of the leases at the Properties allow for monthly or annual rent increases which provide the Company with the opportunity to achieve increases, where justified by the market, as each lease matures. Such types of leases generally minimize the risks of inflation to the Company. In addition, the Company's resort Properties are not generally subject to leases and rents are established for these sites on an annual basis. The Company's right-to-use contracts generally provide for an annual dues increase, but dues may be frozen under the terms of certain contracts if the customer is over 61 years old.

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
The following table presents a calculation of FFO for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Computation of funds from operations:
Net income available for common shares	$54,778	$22,775	$38,354
Income allocated to common OP Units	5,067	3,105	5,903
Series B Redeemable Preferred Stock Dividends	—	466	—
Right-to-use contract upfront payments, deferred, net	6,694	11,936	14,856
Right-to-use contract commissions, deferred, net	(3,155)	(4,789)	(5,525)
Depreciation on real estate assets	98,826	79,981	68,125
Depreciation on rental homes	6,091	4,276	2,827
Amortization of in-place leases	45,122	28,479	—
Depreciation on unconsolidated joint ventures	1,166	1,228	1,218
Gain on sale of property, net of tax	(4,596)	—	231
Funds from operations available for common shares	$209,993	$147,457	$125,989
Weighted average common shares outstanding—fully diluted	45,431	40,330	35,518

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk the Company faces is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of the Company’s long-term debt obligations is affected by changes in market interest rates. At December 31, 2012, approximately 100% or approximately $2.1 billion of the Company’s outstanding secured debt had fixed interest rates with scheduled maturities from 2013 to 2023, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $100.7 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $106.0 million. If interest rates were to increase or decrease by 1%, there would be no effect on interest expense or cash flows as the outstanding secured debt has fixed interest rates.
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

Item 8. Financial Statements and Supplementary Data
See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), maintains a system of disclosure controls and procedures, designed to provide reasonable assurance that information the Company is required to disclose in the reports that the Company files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
The Company’s management with the participation of the Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation as of the end of the period covered by this annual report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder as of December 31, 2012.
Changes in Internal Control Over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting during the year ended December 31, 2012.
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
Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by the Company’s independent registered public accounting firm, as stated in their report on Page F-2 of the Consolidated Financial Statements.

Item 9B. Other Information
Pursuant to the authority granted in the Stock Option and Award Plan, in November 2012 the Compensation Committee approved the annual award of stock options to be granted to the Chairman of the Board, the Compensation Committee Chairperson and Lead Director, the Executive Committee Chairperson, and the Audit Committee Chairperson and Audit Committee Financial Expert on January 31, 2013 for services rendered in 2012. On January 31, 2013, Mr. Samuel Zell was awarded options to purchase 100,000 shares of common stock, which he elected to receive as 20,000 shares of restricted common stock, for services rendered as Chairman of the Board; Mrs. Sheli Rosenberg was awarded options to purchase 25,000 shares of common stock, which she elected to receive as 5,000 shares of restricted common stock, for services rendered as Lead Director and Chairperson of the Compensation Committee; Mr. Howard Walker was awarded options to purchase 15,000 shares of common stock, which he elected to receive as 3,000 shares of restricted common stock, for services rendered as Chairperson of the Executive Committee; and Mr. Philip Calian was awarded options to purchase 15,000 shares of common stock, which he elected to receive as 3,000 shares of restricted common stock, for services rendered as Audit Committee Financial Expert and Audit Committee Chairperson. One-third of the options to purchase common stock and the shares of restricted common stock covered by these awards vests on each of December 31, 2013, December 31, 2014 and December 31, 2015.

PART III
Items 10 and 11 Directors, Executive Officers and Corporate Governance, and Executive Compensation
The information required by Item 10 and 11 will be contained in the Proxy Statement on Schedule 14A for the 2013 Annual Meeting and is therefore incorporated by reference, and thus Item 10 and 11 has been omitted in accordance with General Instruction G.(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding securities authorized for issuance under equity compensation plans required by Item 12 follows:

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	552,800	43.56	654,346
Equity compensation plans not approved by security holders (2)	N/A	N/A	274,639
Total	552,800	43.56	928,985
_________________________________

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
Items 13 and 14 Certain Relationships and Related Transactions, and Director Independence, and Principal Accountant Fees and Services
The information required by Item 13 and Item 14 will be contained in the Proxy Statement on Schedule 14A for the 2013 Annual Meeting and is therefore incorporated by reference, and thus Item 13 and 14 has been omitted in accordance with General Instruction G.(3) to Form 10-K.

PART IV
Item 15. Exhibits and Financial Statements Schedules

1.	Financial Statements
See Index to Financial Statements and Schedule on page F-1 of this Form 10-K.

2.	Financial Statement Schedule
See Index to Financial Statements and Schedule on page F-1 of this Form 10-K.

3.	Exhibits:

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

2.1(k)
Purchase and Sale Agreement, dated May 31, 2011, by and among, MHC Operating Limited Partnership, a subsidiary of Equity LifeStyle Properties, Inc., and the entities listed as “Sellers” on the signature page thereto

2.2(k)
Purchase and Sale Agreement, dated May 31, 2011, by and among MH Financial Services, L.L.C., Hometown America Management, L.L.C., Hometown America Management, L.P., and Hometown America Management Corp., as sellers, and Realty Systems, Inc. and MHC Operating Limited Partnership, collectively, as purchaser

3.1(f)	Amended and Restated Articles of Incorporation of Equity Lifestyle Properties, Inc. effective May 15, 2007

3.4(g)	Second Amended and Restated Bylaws effective August 8, 2007

3.7(q)	Articles Supplementary designating the Company’s 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $2,500.00 per share, par value $0.01 per share

4.3(i)	Form of Specimen Stock Certificate Evidencing the Common Stock of Equity LifeStyle Properties, Inc., par value $0.01 per share

4.5(l)	Registration Rights Agreement, entered into by and between Equity LifeStyle Properties, Inc. and Hometown America, L.L.C. dated July 1, 2011

4.6(o)	Form of Depositary Agreement, among the Company, American Stock Transfer & Trust Company, LLC, as Depositary, and the holders from time to time of the Depositary Shares

4.7(q)	Specimen Stock Certificate Evidencing the Company’s 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $2,500.00 per share, par value $0.01 per share

4.8(q)	Specimen Receipt Evidencing the Depositary Shares

10.4(a)	Second Amended and Restated MHC Operating Limited Partnership Agreement of Limited Partnership, dated March 15, 1996

10.5(d)	Amendment to Second Amended and Restated Agreement of Limited Partnership for MHC Operating Limited Partnership, dated February 27, 2004

10.10(b)	Form of Manufactured Home Communities, Inc. 1997 Non-Qualified Employee Stock Purchase Plan

10.11(c)	Amended and Restated Manufactured Home Communities, Inc. 1992 Stock Option and Stock Award Plan effective March 23, 2001

10.33(e)	Amendment of Non-Qualified Employee Stock Purchase Plan dated May 3, 2006

10.34(e)	Form of Indemnification Agreement

10.43(h)	Form of Trust Agreement Establishing Howard Walker Deferred Compensation Trust, dated December 8, 2000

10.46(j)	Amended and Restated Credit Agreement ($380 million Unsecured Revolving Facility) dated May 19, 2011

10.49(j)	Amended and Restated Guaranty dated May 19, 2011

10.50(m)
Term Loan Agreement, dated July 1, 2011, by and among the Company, the Operating Partnership, Wells Fargo Securities, LLC, Bank of America, N.A., Wells Fargo Bank, National Association and each of the financial institutions initially a signatory thereto together with their successors and assignees

10.51(m)	Guaranty, dated July 1, 2011, by and among the Company, MHC Trust, MHC T1000 Trust and Wells Fargo Bank, National Association

10.53(n)
Third Amendment to the Amended and Restated Credit Agreement, dated July 20, 2012, by and among the Company, MHC Operating Limited Partnership, Wells Fargo Bank, N.A. and each of the Lenders set forth therein

10.54(n)	Guarantor Acknowledgment, dated July 20, 2012, by and among the Company, MHC Trust, MHC T1000 Trust, Wells Fargo Bank, N.A. and each of the Lenders set forth therein

10.55(p)	Equity Distribution Agreement, dated September 6, 2012, by and among the Company, the Operating Partnership and RBC Capital Markets, LLC

10.56(p)	Equity Distribution Agreement, dated September 6, 2012, by and among the Company, the Operating Partnership and RBS Securities Inc.

10.57(p)	Equity Distribution Agreement, dated September 6, 2012, by and among the Company, the Operating Partnership and Wells Fargo Securities, LLC

10.58(p)	Equity Distribution Agreement, dated September 6, 2012, by and among the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated

12(r)	Computation of Ratio of Earnings to Fixed Charges

14(e)	Equity LifeStyle Properties, Inc. Business Ethics and Conduct Policy, dated July 2006

21(r)	Subsidiaries of the registrant

23(r)	Consent of Independent Registered Public Accounting Firm

24.1(r)	Power of Attorney for Philip C. Calian dated February 19, 2013

24.2(r)	Power of Attorney for David J. Contis dated February 15, 2013

24.3(r)	Power of Attorney for Thomas E. Dobrowski dated February 19, 2013

24.4(r)	Power of Attorney for Sheli Z. Rosenberg dated February 18, 2013

24.5(r)	Power of Attorney for Howard Walker dated February 21, 2013

24.6(r)	Power of Attorney for Gary Waterman dated February 19, 2013

24.7(r)	Power of Attorney for Samuel Zell dated February 21, 2013

24.8(r)	Power of Attorney for Thomas P. Heneghan dated February 21, 2013

31.1(r)	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2(r)	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1(r)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

32.2(r)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from Equity LifeStyle Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flow, and (iv) the Notes to Consolidated Financial Statements.

The following documents are incorporated herein by reference.

(a)	Included as an exhibit to the Company’s Report on Form 10-Q for the quarter ended June 30, 1996

(b)	Included as Exhibit A to the Company’s definitive Proxy Statement dated March 28, 1997, relating to Annual Meeting of Stockholders held on May 13, 1997

(c)	Included as Appendix A to the Company’s Definitive Proxy Statement dated March 30, 2001

(d)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2005

(e)	Included as an exhibit to the Company’s Report on Form 10-K dated December 31, 2006

(f)	Included as an exhibit to the Company’s Report on Form 8-K dated May 18, 2007

(g)	Included as an exhibit to the Company’s Report on Form 8-K dated August 8, 2007

(h)	Included as an exhibit to the Company’s Report on Form 8-K dated December 8, 2000, filed on September 25, 2008

(i)	Included as an exhibit to the Company’s Report on Form S-3 ASR dated May 6, 2009

(j)	Included as an exhibit to the Company’s Report on Form 8-K dated May 19, 2011

(k)	Included as an exhibit to the Company’s Report on Form 8-K dated May 31, 2011

(l)	Included as an exhibit to the Company’s Report on Form 10-Q dated June 30, 2011

(m)	Included as an exhibit to the Company’s Report on Form 8-K dated July 1, 2011

(n)	Included as an exhibit to the Company’s Report on Form 8-K dated July 20, 2012

(o)	Included as an exhibit to the Company’s Schedule TO/13E-3 dated August 23, 2012

(p)	Included as an exhibit to the Company’s Report on Form 8-K dated September 6, 2012

(q)	Included as an exhibit to the Company’s Form 8-A dated September 14, 2012

(r)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC., a Maryland corporation

Date:	February 28, 2013	By:	/s/ MARGUERITE NADER
Marguerite Nader
President and Chief Executive Officer (Principal Executive Officer)

Date:	February 28, 2013	By:	/s/ PAUL SEAVEY
Paul Seavey
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	February 28, 2013	By:	/s/ THOMAS C. NOVOSEL
Thomas C. Novosel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Equity LifeStyle Properties, Inc.—Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARGUERITE NADER	President and Chief Executive Officer (Principal Executive Officer) *Attorney in Fact	February 28, 2013
Marguerite Nader

/s/ PAUL SEAVEY	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) *Attorney in Fact	February 28, 2013
Paul Seavey

/s/ THOMAS C. NOVOSEL	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013
Thomas C. Novosel

*SAMUEL ZELL	Chairman of the Board	February 28, 2013
Samuel Zell

*HOWARD WALKER	Co-Vice-Chairman of the Board	February 28, 2013
Howard Walker

*THOMAS P. HENEGHAN	Co-Vice-Chairman of the Board	February 28, 2013
Thomas P. Heneghan

*PHILIP C. CALIAN	Director	February 28, 2013
Philip C. Calian

*DAVID J. CONTIS	Director	February 28, 2013
David J. Contis

*THOMAS E. DOBROWSKI	Director	February 28, 2013
Thomas E. Dobrowski

* SHELI Z. ROSENBERG	Director	February 28, 2013
Sheli Z. Rosenberg

*GARY WATERMAN	Director	February 28, 2013
Gary Waterman

INDEX TO FINANCIAL STATEMENTS
EQUITY LIFESTYLE PROPERTIES, INC.

Note that certain schedules have been omitted, as they are not applicable to the Company.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.
We have audited Equity Lifestyle Properties, Inc’s (Equity Lifestyle Properties or the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity Lifestyle Properties’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Equity Lifestyle Properties, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012, and financial statement schedule listed in the index to financial statements, of Equity Lifestyle Properties, Inc., and our report dated February 28, 2013, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
February 28, 2013

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Equity Lifestyle Properties, Inc.
We have audited the accompanying consolidated balance sheets of Equity Lifestyle Properties, Inc. (Equity Lifestyle Properties or the Company), as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index to financial statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Lifestyle Properties at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Lifestyle Properties’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
February 28, 2013

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of December 31, 2012 and 2011
(amounts in thousands, except for share and per share data)

	December 31, 2012	December 31, 2011
Assets
Investment in real estate:
Land	$1,019,581	$1,018,521
Land improvements	2,624,218	2,591,225
Buildings and other depreciable property	527,718	470,403
	4,171,517	4,080,149
Accumulated depreciation	(963,657)	(813,926)
Net investment in real estate	3,207,860	3,266,223
Cash	37,140	70,460
Notes receivable, net	53,172	64,239
Investment in joint ventures	8,420	8,557
Rents and other customer receivables, net	1,206	1,155
Deferred financing costs, net	20,696	23,039
Retail inventory	1,569	2,172
Deferred commission expense	22,842	19,687
Escrow deposits, goodwill and other assets, net	45,321	40,569
Total Assets	$3,398,226	$3,496,101
Liabilities and Equity
Liabilities:
Mortgage notes payable	$2,069,866	$2,084,683
Term loan	200,000	200,000
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	63,736	62,062
Deferred revenue—upfront payments from right-to-use contracts	62,979	56,285
Deferred revenue—right-to-use annual payments	11,088	11,877
Accrued interest payable	10,548	10,737
Rents and other customer payments received in advance and security deposits	55,707	54,234
Distributions payable	—	16,943
Total Liabilities	2,473,924	2,496,821
Commitments and contingencies
8.034% Series A Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 8,000,000 shares authorized, issued and outstanding as of December 31, 2011, at liquidation value	—	200,000
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value 9,945,539 and 2,000,000 shares authorized as of December 31, 2012 and 2011, respectively; none issued and outstanding as of December 31, 2012 and 2011, respectively	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of December 31, 2012, at liquidation value	136,144	—
Common stock, $0.01 par value 100,000,000 shares authorized; 41,596,655 and 41,078,200 shares issued and outstanding as of December 31, 2012 and 2011, respectively	416	412
Paid-in capital	1,012,930	998,483
Distributions in excess of accumulated earnings	(287,652)	(270,021)
Accumulated other comprehensive loss	(2,590)	(2,547)
Total Stockholders’ Equity	859,248	726,327
Non-controlling interests – Common OP Units	65,054	72,953
Total Equity	924,302	799,280
Total Liabilities and Equity	$3,398,226	$3,496,101

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2012, 2011, and 2010
(amounts in thousands, except for share and per share data)

	2012	2011	2010
Revenues:
Community base rental income	$414,170	$318,851	$259,351
Rental home income	14,065	7,970	4,952
Resort base rental income	134,327	130,489	129,481
Right-to-use annual payments	47,662	49,122	49,831
Right-to-use contracts current period, gross	13,433	17,856	19,496
Right-to-use contracts, deferred, net of prior period amortization	(6,694)	(11,936)	(14,856)
Utility and other income	64,432	53,843	48,357
Gross revenues from home sales	8,566	6,088	6,120
Brokered resale revenues and ancillary services revenues, net	3,114	3,464	4,408
Interest income	10,009	7,000	4,419
Income from other investments, net	6,793	6,452	5,740
Total revenues	709,877	589,199	517,299
Expenses:
Property operating and maintenance	226,952	200,623	185,786
Rental home operating and maintenance	7,359	4,850	3,111
Real estate taxes	47,623	37,619	32,110
Sales and marketing, gross	10,846	11,219	12,606
Sales and marketing, deferred commissions, net	(3,155)	(4,789)	(5,525)
Property management	38,460	35,076	32,639
Depreciation on real estate assets and rental homes	104,917	84,257	70,952
Amortization of in-place leases	45,122	28,479	—
Cost of home sales	9,475	5,683	5,396
Home selling expenses	1,411	1,589	2,078
General and administrative	26,744	23,833	22,559
Acquisition costs	180	18,493	—
Rent control initiatives and other	1,456	2,043	2,200
Goodwill impairment	—	—	3,635
Interest and related amortization	124,524	99,668	91,151
Total expenses	641,914	548,643	458,698
Income before equity in income of unconsolidated joint ventures and gain (loss) on sale of property	67,963	40,556	58,601
Equity in income of unconsolidated joint ventures	1,899	1,948	2,027
Gain (loss) on sale of property, net of tax	4,596	—	(231)
Consolidated net income	74,458	42,504	60,397
Income allocated to non-controlling interests – Common OP Units	(5,067)	(3,105)	(5,903)
Income allocated to non-controlling interests – Perpetual Preferred OP Units	—	(2,801)	(16,140)
Series A Redeemable Perpetual Preferred Stock Dividends	(11,704)	(13,357)	—
Series B Redeemable Preferred Stock Dividends	—	(466)	—
Series C Redeemable Perpetual Preferred Stock Dividends	(2,909)	—	—
Net income available for Common Shares	$54,778	$22,775	$38,354

Consolidated net income	$74,458	$42,504	$60,397
Other comprehensive loss:
Adjustment for fair market value of swap	(43)	(2,547)	—
Consolidated comprehensive income	74,415	39,957	60,397
Comprehensive income allocated to non-controlling interests – Common OP Units	(5,061)	(2,866)	(5,903)
Comprehensive income allocated to non-controlling interests – Perpetual Preferred OP Units	—	(2,801)	(16,140)
Series A Redeemable Perpetual Preferred Stock Dividends	(11,704)	(13,357)	—
Series B Redeemable Preferred Stock Dividends	—	(466)	—
Series C Redeemable Perpetual Preferred Stock Dividends	(2,909)	—	—
Comprehensive income attributable to Common Stockholders	$54,741	$20,467	$38,354

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2012, 2011, and 2010
(amounts in thousands, except for share and per share data)

	2012	2011	2010
Earnings per Common Share – Basic:
Net income available for Common Shares	$1.33	$0.64	$1.26
Earnings per Common Share – Fully Diluted:
Net income available for Common Shares	$1.32	$0.64	$1.25
Distributions declared per Common Share outstanding	$1.75	$1.50	$1.20
Weighted average Common Shares outstanding – basic	41,174	35,591	30,517
Weighted average Common Shares outstanding – fully diluted	45,431	40,330	35,518

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
For the Years Ended December 31, 2012, 2011, and 2010
(amounts in thousands)

	Common Stock	Paid-in Capital	8.034% Series A Cumulative Redeemable Perpetual Preferred Stock	Series B Preferred Stock	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2009	$301	$456,696	$—	$—	$—	$(238,467)	$35,897	$—	$254,427
Conversion of OP Units to common stock	9	3,662	—	—	—	—	(3,671)	—	—
Issuance of common stock through exercise of options	—	1,106	—	—	—	—	—	—	1,106
Issuance of common stock through employee stock purchase plan	—	1,076	—	—	—	—	—	—	1,076
Compensation expenses related to stock options and restricted stock	—	5,436	—	—	—	—	—	—	5,436
Repurchase of common stock or Common OP Units	—	(2,054)	—	—	—	—	—	—	(2,054)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(751)	—	—	—	—	751	—	—
Acquisition of non-controlling interests	—	(1,449)	—	—	—	—	(132)	—	(1,581)
Net income available for Common Shares	—	—	—	—	—	38,354	5,903	—	44,257
Distributions	—	—	—	—	—	(36,889)	(5,620)	—	(42,509)
Balance, December 31, 2010	310	463,722	—	—	—	(237,002)	33,128	—	260,158
Conversion of OP Units to common stock	4	4,063	—	—	—	—	(4,067)	—	—
Issuance of common stock through exercise of options	4	4,567	—	—	—	—	—	—	4,571
Issuance of common stock through employee stock purchase plan	—	913	—	—	—	—	—	—	913
Compensation expenses related to stock options and restricted stock	—	5,762	—	—	—	—	—	—	5,762
Repurchase of common stock or Common OP Units	—	(1,682)	—	—	—	—	—	—	(1,682)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(47,100)	—	—	—	—	47,100	—	—
Common stock offering	60	343,989	—	—	—	—	—	—	344,049
Stock issued for Acquisition	17	110,478	—	113,788	—	—	—	—	224,283
Adjustment for fair market value of swap	—	—	—	—	—	—	—	(2,547)	(2,547)
Redemption of Series B Preferred Stock for Common stock	17	113,771	—	(113,788)	—	—	—	—	—
Net income available for Common Shares	—	—	—	466	—	22,775	3,105	—	26,346
Distributions	—	—	—	(466)	—	(55,794)	(6,313)	—	(62,573)
Balance, December 31, 2011	412	998,483	—	—	—	(270,021)	72,953	(2,547)	799,280

The accompanying notes are an integral part of the financial statements.
Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes In Equity
For the Years Ended December 31, 2012, 2011, and 2010
(amounts in thousands)

	Common Stock	Paid-in Capital	8.034% Series A Cumulative Redeemable Perpetual Preferred Stock	Series B Preferred Stock	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2011	412	998,483	—	—	—	(270,021)	72,953	(2,547)	799,280
Conversion of OP Units to common stock	3	6,717	—	—	—	—	(6,720)	—	—
Issuance of common stock through exercise of options	1	3,855	—	—	—	—	—	—	3,856
Issuance of common stock through employee stock purchase plan	—	1,076	—	—	—	—	—	—	1,076
Compensation expenses related to stock options and restricted stock	—	5,797	—	—	—	—	—	—	5,797
Repurchase of common stock or Common OP Units	—	(1,287)	—	—	—	—	—	—	(1,287)
Adjustment for Common OP Unitholders in the Operating Partnership	—	(450)	—	—	—	—	450	—	—
Shelf registration costs	—	(504)	—	—	—	—	—	—	(504)
Adjustment for fair market value of swap	—	—	—	—	—	—	—	(43)	(43)
Preferred Stock Offering Costs	—	(757)	—	—	—	—	—	—	(757)
Reclassification of Series A Preferred Stock	—	—	200,000	—	—	—	—	—	200,000
Net income available for Common Shares	—	—	—	—	—	54,778	5,067	—	59,845
Distributions	—	—	—	—	—	(72,409)	(6,696)	—	(79,105)
Exchange of Preferred Stock	—	—	(136,144)	—	136,144	—	—	—	—
Redemption of Preferred Stock	—	—	(63,856)	—	—	—	—	—	(63,856)
Balance, December 31, 2012	$416	$1,012,930	$—	$—	$136,144	$(287,652)	$65,054	$(2,590)	$924,302
The accompanying notes are an integral part of the financial statements.

  Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011, and 2010
(amounts in thousands)

	2012	2011	2010
Cash Flows From Operating Activities:
Consolidated net income	$74,458	$42,504	$60,397
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
(Gain) loss on sale of property, net of tax	(4,596)	—	231
Depreciation expense	105,578	85,235	72,129
Amortization of in-place leases	45,122	28,479	—
Amortization of loan costs	5,754	5,305	3,325
Debt premium amortization	(6,764)	(1,817)	13
Equity in income of unconsolidated joint ventures	(1,899)	(1,948)	(2,027)
Distributions from unconsolidated joint ventures	1,839	1,841	2,831
Amortization of stock-related compensation	5,797	5,762	5,436
Revenue recognized from right-to-use contract upfront payments	(6,739)	(5,920)	(4,640)
Commission expense recognized related to right-to-use contracts	2,310	1,946	1,432
Accrued long term incentive plan compensation	782	1,813	725
Provision for uncollectible rents receivable	3,243	3,569	2,714
Changes in assets and liabilities:
Notes receivable activity, net	409	477	494
Rent and other customer receivables, net	(3,264)	(4,305)	(2,713)
Inventory - retail	1,379	25	(391)
Deferred commission expense	(5,465)	(6,735)	(6,957)
Escrow deposits, goodwill and other assets	7,879	(6,113)	11,645
Goodwill impairment	—	—	3,635
Accrued payroll and other operating expenses, net	(3,041)	6,736	(7,886)
Deferred revenue – upfront payments from right-to-use contracts	13,433	17,856	19,496
Deferred revenue – right-to-use annual payments	(789)	(765)	39
Rents received in advance and security deposits	1,033	1,696	3,381
Net cash provided by operating activities	236,459	175,641	163,309
Cash Flows From Investing Activities:
Real estate acquisition	(24,213)	(651,089)	—
Notes receivable acquisition	—	(40,362)	—
Proceeds from disposition of rental properties and other	7,564	252	—
Net tax-deferred exchange withdrawal	—	—	786
Proceeds from (purchase of) short-term investments	—	52,266	(52,266)
Net repayments (borrowings) of notes receivable	5,344	(883)	1,176
Capital improvements	(75,260)	(62,032)	(48,629)
Net cash used in investing activities	(86,565)	(701,848)	(98,933)
Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	4,932	5,484	2,182
Net proceeds from issuance of Common Stock	—	344,049	—
Distributions:
Common Stockholders	(89,489)	(49,483)	(36,840)
Common OP Unitholders	(6,696)	(6,313)	(5,620)
Perpetual Preferred OP Unitholders	—	(2,801)	(16,140)
Preferred Stockholders	(14,613)	(13,823)	—
Stock repurchase and Unit redemption	(1,287)	(1,682)	(2,054)
Acquisition of non-controlling interests	—	—	(1,581)
Lines of credit:
Proceeds	—	50,000	—
Repayments	—	(50,000)	—
Principal payments and mortgage debt payoff	(167,552)	(75,658)	(211,656)
New mortgage notes payable financing proceeds	159,500	200,000	76,615
Term loan financing proceeds	—	200,000	—
Non-controlling interest proceeds	170	—	—
Redemption of preferred stock	(63,856)	—	—
Equity issuance costs	(1,261)	—	—
Debt issuance costs	(3,062)	(15,765)	(1,751)
Net cash (used in) provided by financing activities	(183,214)	584,008	(196,845)
Net (decrease) increase in cash and cash equivalents	(33,320)	57,801	(132,469)
Cash, beginning of period	70,460	12,659	145,128
Cash, end of period	$37,140	$70,460	$12,659
The accompanying notes are an integral part of the financial statements.

 Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011, and 2010
(amounts in thousands)

	2012	2011	2010
Supplemental Information:
Cash paid during the period for interest	$118,931	$99,816	$87,888
Non-cash activities (increase/(decrease)):
Manufactured homes acquired with dealer financing	$—	$830	$3,674
Dealer financing	$—	$830	$3,674
Capital improvements – used homes acquired by repossessions	$5,313	$2,685	$566
Net repayments of notes receivable – used homes acquired by repossessions	$(5,313)	$(2,685)	$(566)
Building and other depreciable property – reclassification of rental homes	$4,127	$2,371	$3,915
Escrow deposits and other assets – reclassification of rental homes	$(4,127)	$(2,371)	$(3,915)
Series A Cumulative Redeemable Perpetual Preferred Stock	$—	$200,000	$—
Perpetual Preferred OP Units conversion	$—	$(200,000)	$—
Series A Cumulative Redeemable Perpetual Preferred Stock Exchange	$(136,144)	$—	$—
Series C Cumulative Redeemable Perpetual Preferred Stock Exchange	$136,144	$—	$—

Acquisitions:
Investment in real estate	$18,738	$1,431,339	$2,796
Common Stock issued	$—	$110,495	$—
Series B Subordinated Non-Voting Cumulative Redeemable Preferred Stock Issued	$—	$113,788	$—
Accrued interest payable	$—	$114	$—
Rents and other customer receivables	$29	$—	$—
Notes receivable	$—	$—	$(2,556)
Rents and other customer payments received in advance and security deposits	$440	$4,800	$(76)
Accrued payroll and other operating expenses	$376	$2,643	$(164)
Escrow deposits and other assets	$6,774	$—	$—
Debt assumed and financed on acquisition	$—	$548,410	$—
Dispositions:
Other, net	$—	$252	$(97)
Investment in real estate	$(2,968)	$—	$(3,531)
Mortgage notes payable assumed by purchaser	$—	$—	$(3,628)

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1—Organization of the Company and Basis of Presentation
Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (the “Subsidiaries”), is referred to herein as the “Company” and “ELS.” The Company is a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). The Company leases individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Properties are designed and improved for several home options of various sizes and designs that are produced off-site, installed and set on designated sites (“Site Set”) within the Properties. At certain Properties, the Company provides access to its sites through right-to-use or membership contracts. The Company believes that it has qualified for taxation as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since its taxable year ended December 31, 1993. The Company plans to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The Company cannot, therefore, guarantee that it has qualified or will qualify in the future as a REIT. The determination that the Company is a REIT requires an analysis of various factual matters that may not be totally within its control and it cannot provide any assurance that the IRS will agree with its analysis. For example, to qualify as a REIT, at least 95% of the Company’s gross income must come from sources that are itemized in the REIT tax laws. The Company is also required to distribute to stockholders at least 90% of its REIT taxable income computed without regard to its deduction for dividends paid and its net capital gain. As of December 31, 2012, the Company has net operating loss carryforwards of approximately $88 million that can be utilized to offset future distribution requirements. The fact that the Company holds its assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize the Company’s REIT qualification. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for the Company to remain qualified as a REIT. The Company does not believe, however, that any pending or proposed tax law changes would jeopardize its REIT qualification.
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
Several Properties are wholly owned by Realty Systems, Inc. (“RSI”), a wholly owned taxable REIT subsidiary of the Company. In addition, RSI is engaged in the business of purchasing and selling or leasing Site Set homes that are located in Properties owned and managed by the Company. RSI also provides brokerage services to residents at such Properties for those residents who move from a Property but do not relocate their homes. RSI may provide brokerage services, in competition with other local brokers, by seeking buyers for the Site Set homes. Subsidiaries of RSI also operate ancillary activities at certain Properties consisting of operations such as golf courses, pro shops, stores and restaurants.
 The limited partners of the Operating Partnership (the “Common OP Unitholders”) receive an allocation of net income that is based on their respective ownership percentage of the Operating Partnership that is shown on the Consolidated Financial Statements as Non-controlling interests—Common OP Units. As of December 31, 2012, the Non-Controlling Interests—Common OP Units represented 3,728,160 units of limited partnership interest (“OP Units”) which are convertible into an equivalent number of shares of the Company’s common stock. The issuance of additional shares of common stock or Common OP Units changes the respective ownership of the Operating Partnership for the Non-controlling interests—Common OP Units.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies

(a)	Basis of Consolidation
The Company consolidates its majority-owned subsidiaries in which it has the ability to control the operations of the subsidiaries and all variable interest entities with respect to which the Company is the primary beneficiary. The Company also consolidates entities in which it has a controlling direct or indirect voting interest. All inter-company transactions have been eliminated in consolidation. For business combinations, the purchase price of Properties is accounted for in accordance with the Codification Topic “Business Combinations” (“FASB ASC 805”).
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
Real estate is recorded at cost less accumulated depreciation. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company generally uses a 30-year estimated life for buildings and structural and land improvements acquired (including site development), a ten-year estimated life for building upgrades, a five-year estimated life for furniture, fixtures and equipment and over the average life of acquired in-place leases. New rental units are generally depreciated using a 20-year estimated life from each model year down to a salvage value of 40% of the original costs. Used rental units are generally depreciated based on the estimated life of the unit with no estimated salvage value.
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
 For long-lived assets to be held and used, if an impairment indicator exists, the Company compares the expected future undiscounted cash flows against the carrying amount of that asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company would record an impairment loss for the carrying amount in excess of the estimated fair value, if any, of the asset. For the periods presented, no impairment losses were recorded.
For Properties to be disposed of, an impairment loss is recognized when the fair value of the Property, less the estimated cost to sell, is less than the carrying amount of the Property measured at the time the Company has made the decision to dispose of the Property, has an agreement to sell the Property within a year period and due diligence has been completed. A Property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less costs to sell. Subsequent to the date that a Property is held for disposition, depreciation expense is not recorded. The Company accounts for its Properties held for disposition in accordance with FASB ASC 360-10-35. Accordingly, the results of operations for all assets sold or held for sale are classified as discontinued operations in all periods presented, as applicable.

(e)	Acquisitions
In accordance with FASB ASC 805, the Company recognizes all the assets acquired and all the liabilities assumed in a transaction at the acquisition-date fair value. The Company also expenses transaction costs as they are incurred. The results of operations of acquired assets are included in the consolidated statements of income and comprehensive income from the dates of acquisition. Certain purchase price adjustments may be made within one year following any acquisition and applied retroactively to the date of acquisition.
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
The following methods and assumptions are used to estimate the fair value of each class of asset acquired and liability assumed:
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
Notes receivable – Income approach based on discounted cash flows discounting contractual cash flows at a market rate adjusted based on particular notes’ or note holders’ down payment, credit score and delinquency status.
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

(f)	Identified Intangibles and Goodwill
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
As of December 31, 2012 and 2011, the carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits, goodwill and other assets, net” on the Company’s consolidated balance sheets, were approximately $12.1 million. As of December 31, 2012 and 2011, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangibles assets was approximately $1.5 million and $1.2 million as of December 31, 2012 and 2011, respectively. Amortization expense for the identified intangible assets was approximately $0.3 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2010, the Company recognized a non-cash charge for $3.6 million of goodwill related to the August 2009 acquisition of a small Florida internet and media based advertising business to reduce the carrying value of the business to its approximate fair value. In December 2011, the Company sold the Florida internet and media based advertising business and disposed of $3.5 million of intangibles and approximately $2.0 million of related accumulated amortization of identified intangible assets.
 Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2013	$349
2014	$349
2015	$349
2016	$251
2017	$87

(g)	Restricted Cash
Cash as of December 31, 2012 and 2011 includes approximately $4.9 million and $4.2 million, respectively, of restricted cash for the payment of capital improvement, insurance or real estate taxes.

(h)	Notes and Contracts Receivable
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
During the year ended December 31, 2011, the Company purchased Chattel Loans that were recorded at fair value at the time of acquisition under the Codification Topic “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“FASB ASC 310-30”). (See Note 19 in the Notes to Consolidated Financial Statements contained in this Form 10-K for a detailed description of our 2011 Acquisition.) The fair value of these Chattel Loans included an estimate of losses that are expected to be incurred over the estimated remaining lives of the receivables, and therefore no allowance for losses was recorded for these Chattel Loans. The

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)
fair value is estimated based on a number of factors including customer delinquency status, credit scores, the original down payment amount and below-market stated interest rates. Through December 31, 2012, the short-term historical performance of these loans has indicated a default rate of 23% and a recovery rate of 26%, which are slightly higher than originally estimated and resulted in a higher yield for the portfolio. Management regularly reviews these assumptions and may adjust its estimates as needed as more information becomes available. A probable decrease in management’s expectation of future cash collections related to these Chattel Loans could result in the need to record an allowance for credit losses in the future. Due to the size of the Chattel Loan pool and maturity dates ranging up to 29 years, future credit losses or changes to interest income could be significant.
 The Company also provides financing for nonrefundable up-front payments on sales of new or upgrades of right-to-use contracts (“Contracts Receivable”). Certain of the Company’s Contracts Receivable were recorded at fair value at the time of acquisition under the FASB ASC 310-30. The fair value of these Contracts Receivable included an estimate of losses that were expected to be incurred over the estimated life of the Contracts Receivable, and therefore no allowance for losses was recorded for these Contracts Receivable as of the transaction date. Through December 31, 2012, the credit performance of these Contracts Receivable has been better than the assumptions used in determining its initial fair value, and the Company regularly updates its expectations regarding the amounts and timing of future cash flows.
Financial instruments that potentially could subject the Company to significant concentrations of credit risk consist principally of notes receivable. Concentrations of credit risk with respect to notes receivable are limited due to the size of the receivable and geographic diversity of the underlying Properties.

(i)	Allowance for Doubtful Accounts
The Company’s allowance for doubtful accounts is comprised of its reserves for Chattel Loans, Contracts Receivables and amounts receivable from tenants. The valuation of an allowance for doubtful accounts for the Chattel Loans is calculated based on delinquency trends, average annual default rates, loss rates, and the current estimated market value of the underlying manufactured home collateral. An allowance is established for a portion of the Contracts Receivable when an up-front payment is financed. The Contracts Receivable allowance is based upon historical collection rates and current economic trends. The allowance and the rate at which the Company provides for losses on its Contracts Receivable could be increased or decreased in the future based on its actual collection experience. The Company evaluates all amounts receivable from residents and an allowance is established for amounts greater than 30 days past due. The Company’s allowance for uncollectible rents receivable was approximately $4.7 million and $4.9 million as of December 31, 2012 and 2011, respectively.
During the years ended December 31, 2012, 2011 and 2010, the Company’s allowance for doubtful accounts is as follows (amounts in thousands):

	2012	2011	2010
Balance, beginning of period	$7,700	$6,580	$5,795
Provision for losses	4,860	4,156	3,063
Write-offs	(5,573)	(3,036)	(2,278)
Balance, end of period	$6,987	$7,700	$6,580

(j)	Investments in Joint Ventures
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
Approximately 70 Florida Properties suffered damage from five hurricanes that struck the state during 2004 and 2005. The Company estimates its total claim to be approximately $21.0 million and has made claims for full recovery of these amounts, subject to deductibles. On June 22, 2007, the Company filed a lawsuit related to some of the unpaid claims against certain insurance carriers and its insurance broker. (See Note 18 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further discussion of this lawsuit.)  The Company has received proceeds from insurance carriers of approximately $15.2 million through December 31, 2012. The proceeds were accounted for in accordance with the Codification Topic “Contingencies” (“FASB ASC 450”). During the years ended December 31, 2012, 2011 and 2010, approximately $0.4 million, $2.6 million and $0.3 million, respectively, has been recognized as a gain on insurance recovery, which is net of approximately $0.1 million, $0.9 million and $0.2 million, respectively, of contingent legal fees and included in income from other investments, net.

(l)	Derivative Instruments and Hedging Activities
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

(m)	Fair Value of Financial Instruments
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
The Company’s mortgage notes payable, a fair value of approximately $2.2 billion as of December 31, 2012 and 2011, respectively, were measured using quoted price and observable inputs from similar liabilities (Level 2). At December 31, 2012, the Company’s cash flow hedge of interest rate risk included in accrued payroll and other operating expenses, was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). The Company considers its own credit risk as well as the credit risk of its counterparties when evaluating the fair value of its derivative. Any adjustments resulting from credit risk are recorded as a change in fair value of derivative and amortization in the current period Consolidated Statements of Income and Comprehensive Income. The fair values of the Company’s remaining financial instruments approximate their carrying or contract values.

(n)	Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with, Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $20.5 million and $15.1 million at December 31, 2012 and 2011, respectively.

(o)	Revenue Recognition
The Company accounts for leases with its customers as operating leases. Rental income is recognized over the term of the respective lease or the length of a customer’s stay, the majority of which are for a term of not greater than one year. For the years ended December 31, 2012, 2011, and 2010, approximately 39.4%, 38.5%, and 37.6%, respectively, of the Company’s revenue was generated by Properties located in Florida, approximately 9.4%, 10.8%, and 11.5%, respectively, by Properties located in Arizona and approximately 15.2%, 17.8%, and 19.4%, respectively, by Properties located in California.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)

(p)	Non-Controlling Interests
A non-controlling interest is the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are non-controlling interests. Under Codification Topic “Consolidation” (“FASB ASC 810”), such non-controlling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. However, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable non-controlling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to non-controlling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in the Codification Topic “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“FASB ASC 815-40”) to evaluate whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.
Net income is allocated to Common OP Unitholders based on their respective ownership percentage of the Operating Partnership. Such ownership percentage is calculated by dividing the number of Common OP Units held by the Common OP Unitholders by the total OP Units held by the Common OP Unitholders and the Company. Issuance of additional shares of common stock or Common OP Units changes the percentage ownership of both the Non-controlling interests – Common OP Units and the Company.
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
 In accordance with FASB ASC 810, the Company presents the non-controlling interest for Common OP Units in the Equity section of the consolidated balance sheets. The caption Common OP Units on the consolidated balance sheets also includes $0.7 million of private REIT Subsidiaries preferred stock.

(q)	Preferred Stock
The Company accounts for the Preferred Stock in accordance with the Codification Topic “Distinguishing Liabilities from Equity—SEC Materials” (“FASB ASC 480-10-S99”). Holders of the 6.75% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”) have certain preference rights with respect to the common stock and the Series C Preferred Stock is classified as redeemable interests inside of permanent equity on the Company’s Consolidated Balance Sheet due to the ability to issues shares upon conversion.

(r)	Income and Other Taxes
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
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.
As of December 31, 2012, net investment in real estate and notes receivable had a U.S. federal tax basis of approximately $2.8 billion (unaudited) and $58.7 million (unaudited), respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 2—Summary of Significant Accounting Policies (continued)
During the years ended December 31, 2012, 2011 and 2010, the Company’s tax treatment of distributions were as follows (unaudited):

	2012	2011	2010
Tax status of Common Shares distributions deemed paid during the year:
Ordinary income	$1.619	$1.125	$1.15
Long-term capital gain	0.137	—	0.05
Nondividend distributions	0.369	—	—
Distributions declared per Common Share outstanding	$2.125	$1.125	$1.20
The quarterly distribution paid on December 28, 2012 of $0.4375 per common share will be considered a distribution made in 2012 for U.S. federal income tax purposes.

(s)	Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with the Codification Topic “Stock Compensation” (“FASB ASC 718”). The Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees, consultants and directors. (See Note 14 in the Notes to Consolidated Financial Statements contained in this Form 10-K.) No stock options were issued in 2012, 2011 and 2010.

(t)	Recent Accounting Pronouncements
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
In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other” (“ASU 2012-02”). ASU 2012-02 amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the annual quantitative indefinite-lived intangible asset impairment test. Under this amendment, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 applies to all companies that have indefinite-lived intangible assets reported in their financial statements. The provisions of ASU 2012-02 are effective for annual reporting periods beginning after September 15, 2012. The adoption of this pronouncement, did not have an impact on the Company’s consolidated financial statements.

(u)	Reclassifications
Certain 2011 and 2010 amounts have been reclassified to conform to the 2012 presentation. This reclassification had no material effect on the consolidated balance sheets or statements of income and comprehensive income of the Company.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3—Earnings Per Common Share
Earnings per common share are based on the weighted average number of common shares outstanding during each year. Codification Topic “Earnings Per Share” (“FASB ASC 260”) defines the calculation of basic and fully diluted earnings per share. Basic and fully diluted earnings per share are based on the weighted average shares outstanding during each year and basic earnings per share exclude any dilutive effects of options, unvested restricted shares and convertible securities. The conversion of OP Units has been excluded from the basic earnings per share calculation. The conversion of an OP Unit for a share of common stock has no material effect on earnings per common share on a fully diluted basis.
 The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Numerators:
Net Income Available for Common Shares—Fully Diluted:
Net income available for Common Shares—basic	$54,778	$22,775	$38,354
Amounts allocated to dilutive securities	5,067	3,571	5,903
Net income available for Common Shares—fully diluted	$59,845	$26,346	$44,257
Denominator:
Weighted average Common Shares outstanding—basic	41,174	35,591	30,517
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	3,938	4,260	4,730
Redemption of Series B Preferred Stock	—	153	—
Employee stock options and restricted shares	319	326	271
Weighted average Common Shares outstanding—fully diluted	45,431	40,330	35,518
Earnings per Common Share—Basic:
Net income available for Common Shares	$1.33	$0.64	$1.26
Earnings per Common Share—Fully Diluted:
Net income available for Common Shares	$1.32	$0.64	$1.25

Note 4—Common Stock and Other Equity Related Transactions
The Company adopted the 1997 Non-Qualified Employee Stock Purchase Plan (“ESPP”) in July 1997. Pursuant to the ESPP, as amended on May 3, 2006, certain employees and directors of the Company may each annually acquire up to $250,000 of common stock of the Company. The aggregate number of shares of common stock available under the ESPP shall not exceed 1,000,000, subject to adjustment by the Company’s Board of Directors. The common stock may be purchased monthly at a price equal to 85% of the lesser of: (a) the closing price for a share of common stock on the last day of the offering period; and (b) the closing price for a share of common stock on the first day of the offering period. Shares of common stock issued through the ESPP for the years ended December 31, 2012, 2011 and 2010 were 15,077, 14,588 and 18,955, respectively.
The following table presents the changes in the Company’s outstanding common stock for the years ended December 31, 2012, 2011 and 2010 (excluding OP Units of 3,728,160, 4,103,067, and 4,914,040 outstanding at December 31, 2012, 2011 and 2010, respectively):

	2012	2011	2010
Shares outstanding at January 1,	41,078,200	30,972,353	30,350,792
Common stock issued through conversion of OP Units	374,907	328,353	482,620
Common stock issued through exercise of options	80,000	172,384	33,767
Common stock issued through stock grants	88,999	108,332	121,665
Common stock issued through ESPP and Dividend Reinvestment Plan	15,554	15,152	20,841
Common stock repurchased and retired	(41,005)	(4,150)	(37,332)
Common stock issued through stock offering	—	6,037,500	—
Common stock issued for Acquisition	—	1,708,276	—
Redemption of Series B Preferred Stock for Common Stock	—	1,740,000	—
Shares outstanding at December 31,	41,596,655	41,078,200	30,972,353

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4—Common Stock and Other Equity Related Transactions (continued)
During the year ended December 31, 2012, the Company repurchased shares of common stock representing common stock surrendered to the Company to satisfy income tax withholding obligations due as a result of the vesting of restricted stock grants at a weighted average price of $66.61 per share.
As of December 31, 2012 and 2011, the Company’s percentage ownership of the Operating Partnership was approximately 91.8% and 90.9%, respectively. The remaining approximately 8.2% and 9.1%, respectively, was owned by the Common OP Unitholders.

The following regular quarterly distributions have been declared and paid to common stockholders and common OP Unit non-controlling interests since January 1, 2010:

Distribution Amount Per Share	For the Quarter Ending	Stockholder Record Date	Payment Date
$0.3000	March 31, 2010	March 26, 2010	April 9, 2010
$0.3000	June 30, 2010	June 25, 2010	July 9, 2010
$0.3000	September 30, 2010	September 24, 2010	October 8, 2010
$0.3000	December 31, 2010	December 31, 2010	January 14, 2011
$0.3750	March 31, 2011	March 25, 2011	April 8, 2011
$0.3750	June 30, 2011	June 24, 2011	July 8, 2011
$0.3750	September 30, 2011	September 30, 2011	October 14, 2011
$0.3750	December 31, 2011	December 30, 2011	January 13, 2012
$0.4375	March 31, 2012	March 30, 2012	April 13, 2012
$0.4375	June 30, 2012	June 29, 2012	July 13, 2012
$0.4375	September 30, 2012	September 28, 2012	October 12, 2012
$0.4375	December 31, 2012	December 14, 2012	December 28, 2012
On September 6, 2012, the Company entered into equity distribution agreements with sales agents, pursuant to which the Company may sell, from time to time, shares of the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. The Company has not sold any common stock to date under the equity distribution agreements.
On May 8, 2012, the ability to issue shares upon conversion of the Series A Preferred Stock was approved by the Company’s common stockholders. As a result, the Series A Preferred Stock has been classified as redeemable interests inside of permanent equity on the Company’s Consolidated Balance Sheet.
On August 9, 2012, the Company announced an offer to acquire all of the 8,000,000 outstanding Series A Preferred Stock. For each share of Series A Preferred Stock, the Company intended to exchange for one newly issued depositary share plus cash equal to the amount of all unpaid distributions accrued on such tendered Series A Preferred Stock. On September 14, 2012, the Company issued 54,458 shares of the Company’s Series C Preferred Stock with a liquidation value of $2,500.00 per share, which are represented by depositary shares as described below. Also on September 14, 2012, the Company exchanged 5,445,765 shares of its Series A Preferred Stock for 5,445,765 depositary shares, each representing 1/100th of a share of the Company’s Series C Preferred Stock with a liquidation value of $25.00 per depositary share, plus accrued and unpaid dividends of $0.3849625 per share of Series A Preferred Stock.
On October 18, 2012, the Company redeemed the remaining 2,554,235 shares of Series A Preferred Stock at the $25.00 per share liquidation value plus accrued and unpaid dividends of $0.0948460 per share on such redeemed shares for approximately $64.1 million.
During the year ended December 31, 2011, the Company issued 1,708,276 shares of common stock and 1,740,000 shares of Series B Non-Voting Cumulative Preferred Stock (the “Series B Preferred Stock”), par value $0.01 per share. All of the shares were issued to partially fund the 2011 Acquisition discussed in detail in Note 19 in the Notes to the Consolidated Financial Statements contained in this Form 10-K.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4—Common Stock and Other Equity Related Transactions (continued)
On June 7, 2011, the Company issued 6,037,500 shares of common stock in an equity offering for approximately $344.0 million in proceeds, net of offering costs. The proceeds were used to partially fund the 2011 Acquisition discussed in detail in Note 19 in the Notes to Consolidated Financial Statements contained in this Form 10-K.
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
Note 5—Investment in Real Estate
Acquisitions
The Company acquired all of these Properties from unaffiliated third parties. During the years ended December 31, 2012, 2011 and 2010 the Company acquired the following Properties (dollars in millions):
1) During the year ended December 31, 2012, the Company acquired two resort Properties with 1,765 sites for a purchase price of $25.0 million. (See Note 19 in the Notes to the Consolidated Financial Statements contained in this Form 10-K for further discussion on the Company’s acquisitions.)
2) During the year ended December 31, 2011, the Company acquired 75 Properties with 30,129 sites for a purchase price of approximately $1.5 billion.
3) On April 21, 2010, the Company acquired four resort Properties containing 573 sites for a purchase price of approximately $2.5 million. The resort properties were acquired pursuant to the exercise of an option.
Dispositions
During the three years ended December 31, 2012, the Company disposed of the following Properties.
1) On December 7, 2012, the Company sold Cascade, a 163-site resort Property located in Snoqualmie, Washington. (See Note 18 in the Notes to the Consolidated Financial Statements contained in this Form 10-K for further discussion on the disposition.) In accordance with FASB ASC 470-60, the Company recorded a gain on disposition of approximately $4.6 million, net of tax. Cash proceeds from the disposition, net of closing costs, were approximately $7.6 million.
2) On January 10, 2010, the Company defaulted on the $3.6 million mortgage of Creekside, a 165-site all-age manufactured home community located in Wyoming, Michigan. In accordance with FASB ASC 470-60, the Company recorded a loss on disposition of approximately $0.2 million.
As of December 31, 2012, the Company has no properties designated as held for disposition pursuant to FASB ASC 360-10-35.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6—Investment in Joint Ventures
The Company received approximately $1.8 million for each of the years ended December 31, 2012 and 2011 and approximately $2.8 million for the year ended December 31, 2010 from joint ventures, which were classified as a return on capital and were included in operating activities on the Consolidated Statements of Cash Flows. Approximately $0.1 million of the distributions received in the year ended December 31, 2011 exceeded the Company’s basis in its joint venture and as such were recorded in income from unconsolidated joint ventures.
 The following table summarizes the Company’s investment in unconsolidated joint ventures (with the number of Properties shown parenthetically for the years ended December 31, 2012 and 2011, respectively):

					Investment as of		JV Income for Years Ended (c)
Investment	Location	Number of Sites	Economic Interest(a)		December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2010
Meadows	Various (2,2)	1,027	50%		$916	$580	$1,012	$981	$1,081
Lakeshore	Florida (2,2)	342	65%		121	124	250	240	238
Voyager	Arizona (1,1)	1,706	50%	(b)	7,195	7,647	652	727	642
Other	Various (0,0)	—	20%		188	206	(15)	—	66
		3,075			$8,420	$8,557	$1,899	$1,948	$2,027
_________________________

(a)	The percentages shown approximate the Company’s economic interest as of December 31, 2012. The Company’s legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 25% interest in the utility plant servicing the Property.

(c)	Net of approximately $1.2 million of depreciation expense for each of the years ended December 31, 2012, 2011 and 2010.
Note 7—Notes Receivable
Included in notes receivable, the Company had approximately $32.7 million and $43.4 million, respectively, in Chattel Loans receivable, which require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of December 31, 2012, the Chattel Loans receivable have a stated per annum average rate of approximately 7.8%, with a yield of 18.3%, and had an average term remaining of approximately 14 years. These notes are recorded net of allowances of approximately $0.4 million as of December 31, 2012 and 2011. During the years ended December 31, 2012 and 2011, approximately $5.5 million and $2.6 million, respectively, was repaid and an additional $0.7 million and $0.3 million, respectively, was loaned to customers and approximately $5.3 million and $2.7 million, respectively, of homes serving as collateral for Chattel Loans were repossessed and converted to rental units. Chattel Loans receivable at December 31, 2012 includes $25.7 million of Chattel Loans acquired in connection with the 2011 Acquisition. During 2012, management reviewed the default and asset recovery performance of these loans and determined that the yield of this portfolio should be increased from 17.0% to 21.0% due to the accelerated timing of cash collections and asset recoveries being experienced in the portfolio. Increases in default rates or declines in recovery rates in the future could, if significant, result in an impairment of the loans. Declines in default rates or increases in recovery rates could, if significant, result in future increases to the yield.
As of December 31, 2012 and December 31, 2011, the Company had approximately $16.1 million and $16.4 million, respectively, of Contracts Receivable, including allowances of approximately $0.7 million and $1.0 million, respectively. These Contracts Receivable represent loans to customers who have purchased right-to-use contracts. The Contracts Receivable yield interest at a stated per annum average rate of 15.9%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the years ended December 31, 2012 and 2011, approximately $7.1 million and $7.3 million, respectively, was repaid and an additional $6.6 million was lent to customers in each year. Management periodically reviews the performance of these loans and does not expect to make significant adjustments to assumptions due to the small remaining value of the loans.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8—Borrowing Arrangements
Secured Debt
2012 Activity
As of December 31, 2012 and December 31, 2011, the Company had outstanding mortgage indebtedness on Properties held for long term of approximately $2,070 million and $2,085 million, respectively. The weighted average interest rate, including the fair market value adjustment, on this mortgage indebtedness for the year ended December 31, 2012 was approximately 5.51% per annum. The debt bears interest at stated rates of 3.9% to 8.9% per annum and matures on various dates ranging from 2013 to 2023. The debt encumbered a total of 171 and 174 of the Company’s Properties as of December 31, 2012 and December 31, 2011, respectively, and the carrying value of such Properties was approximately $2,494 million and $2,578 million, respectively, as of such dates.
During the year ended December 31, 2012, the Company received approximately $74.0 million of financing proceeds on one manufactured home community with a stated interest rate of 3.90% per annum, maturing in 2022. The proceeds were used to pay off the mortgage on the property, which was set to mature on May 1, 2013, totaling approximately $35.1 million, with a stated interest rate of 5.69% per annum. The Company also closed on approximately $85.5 million of financing proceeds on two RV resorts with a weighted average interest rate of 5.10% per annum, maturing in 2022. The Company used the proceeds to pay off the mortgages on these two properties, which were set to mature on June 1, 2014, totaling approximately $63.3 million, with a weighted average interest rate of 5.41% per annum. The Company also paid off three maturing mortgages totaling approximately $39.3 million, with a weighted average interest rate of 5.79% per annum.
2011 Activity
During the year ended December 31, 2011, the Company paid off nine maturing mortgages totaling approximately $52.5 million, with a weighted average interest rate of 7.04% per annum. The Company also closed on approximately $200.0 million of new financing on 20 manufactured home communities and three resort properties with a weighted average interest rate of 5.02% per annum, maturing in 2021. The Company also assumed approximately $548 million of mortgage debt which includes a fair value adjustment of approximately $34 million secured by 35 of the 2011 Acquisition Properties (as defined herein) with stated interest rates ranging from 4.65% to 8.87% per annum, maturing in various years ranging from 2012 to 2023.
Term Loan
The Company’s $200.0 million Term Loan matures on June 30, 2017 and has a one-year extension option, an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty after July 1, 2014. Prior to July 1, 2014, a prepayment penalty of 2% of the amount prepaid would be owed. The spread over LIBOR is variable based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, the Company also entered into a three year LIBOR Swap Agreement (the “Swap”) allowing the Company to trade its variable interest rate for a fixed interest rate on the Term Loan. (See Note 9 in the Notes to Consolidated Financial Statements contained in this Form 10-K for further information on the accounting of the Swap.) The proceeds were used to partially fund the 2011 Acquisition discussed in detail in Note 19 in the Notes to the Consolidated Financial Statements Contained in this Form 10K.
Unsecured Line of Credit
As of December 31, 2012 and 2011, the Company’s unsecured Line of Credit (“LOC”) had an availability of $380 million of which no amounts were outstanding. On July 20, 2012, the Company amended its LOC to (i) decrease the per annum interest rate to LIBOR plus a maximum of 1.40% to 2.00%, bearing a facility rate of 0.25% to 0.40%, (ii) extend the maturity of the LOC to September 15, 2016, (iii) lengthen the extension option to one year and (iv) effect other ministerial changes. The Company incurred commitment and arrangement fees of approximately $1.3 million to enter into the amended LOC. Prior to the amendment, the Company’s LOC bore interest at a LIBOR rate plus 1.65% to 2.50%, contained a 0.30% to 0.40% facility fee and had a maturity date of September 18, 2015. The Company had an eight months extension option under the LOC, subject to payment by it of certain administrative fees and the satisfaction of certain other enumerated conditions.
The weighted average interest rate for the years ended December 31, 2012 and 2011 for the Company’s unsecured debt was approximately zero and 3.9% per annum, respectively, as no amounts were outstanding on the line of credit at any time during the year ended December 31, 2012.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8—Borrowing Arrangements (continued)
Future Maturities of Debt
Aggregate payments of principal on long-term borrowings for each of the next five years and thereafter are as follows (amounts in thousands):

Year	Amount
2013	$105,052
2014	161,160
2015	591,949
2016	238,626
2017	302,801
Thereafter	845,670
Net unamortized premiums	24,608
Total	$2,269,866
Note 9—Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In connection with the Term Loan, the Company entered into a three-year, $200.0 million LIBOR notional swap agreement. (See Note 8 in the Notes to the Consolidated Financial Statements contained in this Form 10-K for information about the Term Loan related to the $200.0 million notional swap.) The Swap fixes the underlying LIBOR rate on the Term Loan at 1.11% per annum for the first three years. Based on actual leverage as of December 31, 2012, the Company’s spread over LIBOR was 1.95% resulting in an actual all-in interest rate of 3.06% per annum. The Company has designated the Swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on the Company’s cash flow hedge during the years ended December 31, 2012 and 2011.
 Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheet related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1.8 million will be reclassified as an increase to interest expense.
Derivative Instruments and Hedging Activities
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Company’s Consolidated Balance Sheet as of December 31, 2012 and 2011 (amounts in thousands).

	Balance Sheet Location	December 31, 2012	December 31, 2011
Interest Rate Swap	Accrued payroll and other operating expenses	$2,591	$2,547
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012 and 2011.

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	December 31, 2012	December 31, 2011		December 31, 2012	December 31, 2011
Interest Rate Swap	$1,797	$3,445	Interest Expense	$1,754	$898
The Company determined that no adjustment was necessary for nonperformance risk on its derivative obligation. As of December 31, 2012, the Company has not posted any collateral related to this agreement.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10—Deferred Revenue-entry of right-to-use contracts and Deferred Commission Expense
Up-front payments received upon the entry of right-to-use contracts are recognized in accordance with FASB ASC 605. The Company will recognize the up-front non-refundable payments over the estimated customer life, which, based on historical attrition rates, the Company has estimated to be between one to 31 years. The commissions paid on the entry of right-to-use contracts will be deferred and amortized over the same period as the related sales revenue.
Components of the change in deferred revenue-entry of right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Years Ended December 31,
	2012	2011
Deferred revenue—entry of right-to-use contracts, as of January 1,	$56,285	$44,349
Deferral of new right-to-use contracts	13,433	17,856
Deferred revenue recognized	(6,739)	(5,920)
Net increase in deferred revenue	6,694	11,936
Deferred revenue—entry of right-to-use contracts, as of December 31,	$62,979	$56,285

Deferred commission expense, as of January 1,	$19,687	$14,898
Costs deferred	5,465	6,735
Commission expense recognized	(2,310)	(1,946)
Net increase in deferred commission expense	3,155	4,789
Deferred commission expense, as of December 31,	$22,842	$19,687
Note 11—Lease Agreements
The leases entered into between the customer and the Company for the rental of a site are generally month-to-month or for a period of one to ten years, renewable upon the consent of the parties or, in some instances, as provided by statute. Long-term leases that are non-cancelable by the tenant are in effect at certain sites for 18 of the Properties. Rental rate increases at these Properties are primarily a function of increases in the Consumer Price Index, taking into consideration certain conditions. Additionally, periodic market rate adjustments are made as deemed appropriate. Future minimum rents are scheduled to be received under non-cancelable tenant leases at December 31, 2012 are as follows (amounts in thousands):

Year	Amount
2013	$40,100
2014	39,327
2015	18,532
2016	17,110
2017	16,639
Thereafter	48,104
Total	$179,812

Note 12—Ground Leases
The Company leases land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054. The majority of the lease terms require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. The Colony Cove Property lease requires escalated payments every three months based on the increase in the purchase option, see further detail below. For the year ended December 31, 2012, 2011, and 2010 ground lease rent was approximately $3.3 million, $2.5 million, and $1.9 million, respectively. Minimum future rental payments under the ground leases as of December 31, 2012 are as follows (amounts in thousands):

Year	Amount
2013	$3,353
2014	1,915
2015	1,921
2016	1,928
2017	1,935
Thereafter	13,012
Total	$24,064

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12—Ground Leases (continued)
The decrease in future minimum rental payments assumes that the Company will exercise its option to acquire land at the Colony Cove Property on January 1, 2014. The option exercise is subject to certain assumptions and the timing of the option exercise may be before or after January 1, 2014. If the Company does not exercise its option as planned the ground lease payments will continue at approximately $1.4 million annually for the next 95 years.
Note 13—Transactions with Related Parties
Privileged Access
On August 14, 2008, the Company closed on the PA Transaction by acquiring substantially all of the assets and assuming certain liabilities of Privileged Access for an unsecured note payable of $2.0 million which was paid off during the year ended December 31, 2009. Prior to the purchase, Privileged Access had a 12-year lease with the Company for 82 Properties that terminated upon closing. At closing, approximately $4.8 million of Privileged Access cash was deposited into an escrow account for liabilities that Privileged Access has retained. The terms of the PA Transaction provided for a distribution of $0.1 million of excess escrow funds to Privileged Access and the remainder to the Company on the two-year anniversary of the PA Transaction. During the year ended December 31, 2010, the Company received approximately $1.1 million in proceeds from the escrow account. There was no balance in the escrow account for the year ended December 31, 2012. As of December 31, 2011, the escrow balance was approximately $0.2 million.
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
Corporate Headquarters
The Company leases office space from Two North Riverside Plaza Joint Venture Limited Partnership, an entity affiliated with Mr. Zell, the Company’s Chairman of the Board. Payments made in accordance with the lease agreement to this entity amounted to approximately $0.9 million, $1.0 million, and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Only seven months of rent was paid during the year ended December 31, 2010 as the first five months of the year were included in the free rent provided by the landlord in connection with a new lease for the office space that commenced December 1, 2009.
Other
On October 18, 2012, the Company’s Chief Executive Officer, Thomas Heneghan, accepted an offer to become Chief Executive Officer of Equity International Management, LLC (“Equity International”), effective in February 2013, and he resigned as the Company’s Chief Executive Officer effective February 1, 2013. During the period from October 18, 2012 through February 1, 2013, Mr. Heneghan continued to serve as the Company’s Chief Executive Officer, but he also performed certain services for Equity International, an entity affiliated with Mr. Zell, the Company’s Chairman of the Board. The Company paid Mr. Heneghan his regular compensation through February 1, 2013. However, in consideration for the Company allowing Mr. Heneghan to perform certain services for Equity International during this period, the Company and Equity International agreed that Equity International would reimburse the Company for a portion of Mr. Heneghan’s compensation in the amount of $0.3 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 14—Stock Option Plan and Stock Grants
The Company’s Stock Option and Stock Award Plan (the “Plan”) was adopted in December 1992 and amended and restated from time to time, most recently effective March 23, 2001. Pursuant to the Plan, officers, directors, employees and consultants of the Company are offered the opportunity (i) to acquire shares of common stock through the grant of stock options (“Options”), including non-qualified stock options and, for key employees, incentive stock options within the meaning of Section 422 of the Internal Revenue Code; and (ii) to be awarded shares of common stock (“Restricted Stock Grants”), subject to conditions and restrictions determined by the Compensation, Nominating, and Corporate Governance Committee of the Company’s Board of Directors (the “Compensation Committee”). The Compensation Committee will determine the vesting schedule, if any, of each Option and the term, which term shall not exceed ten years from the date of grant. As to the Options that have been granted through December 31, 2012 to officers and employees, generally, one-third are exercisable one year after the initial grant, one-third are exercisable two years following the date such Options were granted and the remaining one-third are exercisable three years following the date such Options were granted. Shares that did not vest were forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not entirely vest. Stock Options are awarded at the New York Stock Exchange closing price of the Company’s common stock on the grant date. A maximum of 6,000,000 shares of common stock are available for grant under the Plan and no more than 250,000 shares may be subject to grants to any one individual in any calendar year.
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
Restricted Stock Grants
On January 31, 2013, the Company awarded Restricted Stock Grants for 31,000 shares of common stock at a fair market value of approximately $2.2 million to the Board of Directors. One-third of the shares of restricted common stock covered by these awards vests on each of December 31, 2013, December 31, 2014, and December 31, 2015.
On February 1, 2013, the Company awarded Restricted Stock Grants for 34,333 shares of common stock to certain members of senior management of the Company. These Restricted Stock Grants will vest on December 31, 2013. The fair market value of these Restricted Stock Grants was approximately $2.5 million as of the date of grant and is recorded as a compensation expense and paid in capital over the vesting period.
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
On January 31, 2012, the Company awarded Restricted Stock Grants for 60,332 shares of common stock to certain members of senior management of the Company. These Restricted Stock Grants vested on December 31, 2012. The fair market value of these Restricted Stock Grants was approximately $4.2 million as of the date of grant and is recorded as a compensation expense and paid in capital over the vesting period. During 2012, 18,333 shares of this restricted stock grant valued at issuance date of approximately $1.3 million were relinquished by certain members of senior management.

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
On February 1, 2011, the Company awarded Restricted Stock Grants for 72,665 shares of common stock to certain members of senior management of the Company. These Restricted Stock Grants vested December 31, 2011. The fair market value of these Restricted Stock Grants was approximately $4.2 million as of the date of grant and is recorded as a compensation expense and paid in capital over the vesting period.
On January 31, 2011, the Company awarded Restricted Stock Grants for 31,000 shares of common stock at a fair market value of approximately $1.8 million to certain members of the Board of Directors. One-third of the shares of restricted common stock covered by these awards vests on each of December 31, 2011, December 31, 2012, and December 31, 2013.
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
On February 1, 2010, the Company awarded Restricted Stock Grants for 31,000 shares of common stock at a fair market value of approximately $1.5 million to certain members of the Board of Directors. One-third of the shares of restricted common stock covered by these awards vests on each of December 31, 2010, December 31, 2011, and December 31, 2012.
The Company recognized compensation expense of approximately $5.8 million, $5.6 million and $5.1 million primarily related to Restricted Stock Grants in 2012, 2011 and 2010, respectively.
A summary of the Company’s restricted stock activity, and related information for the years ended December 31, 2012, 2011, and 2010 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	56,008	$24.99
Shares granted	121,665	50.03
Share vested	(125,330)	44.19
Balance at December 31, 2010	52,343	37.22
Shares granted	119,665	57.49
Shares canceled/forfeited	(11,333)	57.40
Shares vested	(113,665)	48.99
Balance at December 31, 2011	47,010	55.50
Shares granted	107,332	70.12
Shares canceled/forfeited	(18,333)	70.14
Shares vested	(88,999)	64.60
Balance at December 31, 2012	47,010	65.93
Compensation expense to be recognized subsequent to December 31, 2012 for Restricted Stock Grants issued prior to 2013 that has not yet vested was approximately $2.8 million, which is expected to be recognized over a weighted average term of 1.5 years.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 14—Stock Option Plan and Stock Grants (continued)
Stock Options
The fair value of each grant is estimated on the grant date using the Black-Scholes-Merton model. No options were issued. forfeited or expired during the year ended December 31, 2012, 2011, and 2010.
A summary of the Company’s stock option activity, and related information for the years ended December 31, 2012, 2011, and 2010 follows:

	Shares Subject To Options	Weighted Average Exercise Price Per Share	Weighted Average Outstanding Contractual Life (in years)
Balance at December 31, 2009	841,851	$39.94	6.0
Options exercised	(33,767)	32.77
Options canceled	(2,900)	17.50
Balance at December 31, 2010	805,184	40.32	5.1
Options exercised	(172,384)	26.28
Balance at December 31, 2011	632,800	44.14	5.0
Options exercised	(80,000)	48.20
Balance at December 31, 2012	552,800	43.56	4.0
Exercisable at December 31, 2012	552,800	43.56	4.0
The intrinsic value of outstanding and exercisable stock options represents the excess of the closing stock price as of the end of the year, over the exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options. For the years ending December 31, 2012, 2011 and 2010, the intrinsic value of exercised options was $1.7 million, $5.7 million and $0.8 million, respectively. For the years ending December 31, 2012, 2011 and 2010, the intrinsic value of outstanding and exercisable options was $13.1 million, $14.3 million and $12.6 million, respectively.
As of December 31, 2012, 2011 and 2010, 654,346 shares, 743,345 shares and 851,677 shares remained available for grant, respectively; of these 254,529 shares, 343,528 shares and 451,860 shares, respectively, remained available for Restricted Stock Grants.
Note 15—Preferred Stock
The Company’s Board of Directors is authorized under the Company’s charter, without further stockholder approval, to issue, from time to time, in one or more series, 10,000,000 shares of $0.01 par value preferred stock (the “Preferred Stock”), with specific rights, preferences and other attributes as the Board may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company’s common stock. However, under certain circumstances, the issuance of preferred stock may require stockholder approval pursuant to the rules and regulations of The New York Stock Exchange.
On May 8, 2012, the ability to issue shares upon conversion of the Series A Preferred Stock was approved by the Company’s common stockholders. As a result, at September 30, 2012 the Series A Preferred Stock has been classified as redeemable interests inside of permanent equity on the Company’s Consolidated Balance Sheet. On September 14, 2012, the Company issued 54,458 shares of the Company’s Series C Preferred Stock with a liquidation value of $2,500.00 per share, which is represented by depositary shares as described below. Also on September 14, 2012, the Company exchanged 5,445,765 shares of its Series A Preferred Stock for 5,445,765 depositary shares, each representing 1/100th of a share of the Company’s Series C Preferred Stock with a liquidation value of $25.00 per depositary share, plus accrued and unpaid dividends of $0.3849625 per share of Series A Preferred Stock. On October 18, 2012, the Company redeemed the remaining 2,554,235 shares of Series A Preferred Stock at the $25.00 per share liquidation value plus accrued and unpaid dividends of $0.0948460 per share on such redeemed shares for approximately $64.1 million. Therefore, as of December 31, 2012, the Company did not have any Series A Preferred Stock outstanding.
During the year ended December 31, 2011, the Company issued 1,740,000 shares of Series B Preferred Stock, par value $0.01 per share. The Series B Preferred Stock was issued to partially fund the 2011 Acquisition which is discussed in detail in Note 19 in the Notes to the Consolidated Financial Statements contained in this Form 10-K. On October 24, 2011, the Company, on behalf of a selling stockholder, closed on a public offering of 3,162,069 shares of common stock. The 3,162,069 shares of common stock sold included 1,453,793 shares of common stock issued by the Company upon redemption of 1,453,793 shares of Series B Preferred Stock, par value $0.01 per share. The Company did not receive any proceeds from the offering. On December 23, 2011, the remaining 286,207 Series B Preferred Stock were redeemed for 286,207 shares of common stock. Therefore, as of the year ended December 31, 2011, the Company did not have any Series B Preferred Stock outstanding.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 15—Preferred Stock (continued)
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
Note 16—Long-Term Cash Incentive Plan
On January 24, 2013, the Company’s Compensation, Nominating and Corporate Governance Committee (the “Committee”) approved a Long-Term Cash Incentive Plan Award (the “2013 LTIP”) to provide a long-term cash bonus opportunity to certain members of the Company’s management. The 2013 LTIP was approved by the Committee pursuant to the authority set forth in the Long Term Incentive Plan approved by the Board on May 15, 2007. The total cumulative payment for all participants (the “Eligible Payment”) is based upon certain performance conditions being met over a three year period ending December 31, 2015.
The Committee has responsibility for administering the 2013 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or events. The Company’s executive officers are not participants in the 2013 LTIP. The Eligible Payment will be paid in cash upon completion of the Company’s annual audit for the 2015 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2013 LTIP and, including employer costs, is currently estimated to be approximately $5.8 million.
On May 11, 2010, the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (the “2010 LTIP”) to provide a long-term cash bonus opportunity to certain members of the Company’s management. Such Board approval was upon recommendation of the Committee. One participant in the 2010 LTIP was promoted to Chief Financial Officer in 2012. No other executive officers were participants in the 2010 LTIP. As of December 31, 2012 and 2011, the Company had accrued compensation expense and payroll benefits of approximately $2.6 million and $1.8 million, respectively, for the 2010 LTIP including approximately $0.8 million and $1.1 million in the years ended December 31, 2012 and 2011. On January 24, 2013, the Committee approved payments under the 2010 LTIP of approximately $2.3 million to the participants.
The Company is accounting for both LTIP awards in accordance with FASB ASC 718. The amount accrued for the 2010 LTIP reflected the Committee’s evaluation of the 2010 LTIP based on forecasts and other information presented to the Committee and were subject to performance in line with forecasts and final evaluation and determination by the Committee.
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
In addition, amounts contributed by the Company will vest, on a prorated basis, according to the participant’s vesting schedule. After five years of employment with the Company, the participants will be 100% vested for all amounts contributed by the Company. Additionally, a discretionary profit sharing component of the 401(k) Plan provides for a contribution to be made annually for each participant in an amount, if any, as determined by the Company. All employee contributions are 100% vested. The Company’s contribution to the 401(k) Plan was approximately $1.3 million, $1.1 million, and $1.0 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

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
City of San Rafael
The Company sued the City of San Rafael on October 13, 2000 in the U.S. District Court for the Northern District of California, challenging its rent control ordinance (the “Ordinance”) on constitutional grounds. The Company believes the litigation was settled by the City’s agreement to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court refused to enforce the settlement agreement, and submitted to a jury the claim that it had been breached. In October 2002, a jury found no breach of the settlement agreement.
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
The City and the residents’ association (which intervened in the case) appealed, and the Company cross-appealed. The briefing has been completed, oral argument was held on February 13, 2013, and a decision from the Court of Appeals remains pending.
City of Santee
In June 2003, the Company won a judgment against the City of Santee in California Superior Court (Case No. 777094). The effect of the judgment was to invalidate, on state law grounds, two rent control ordinances the City of Santee had enforced against the Company and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “prior ordinance”). As a result of the judgment the Company was entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the prior ordinance and to adjust its base rents to reflect what the Company could have charged had the prior ordinance been continually in effect. The City of Santee appealed the judgment. The City and the Homeowners’ Association of Meadowbrook Estates (“tenant association”) also each sued the Company in separate actions in the California Superior Court (Case Nos. GIE 020887 and GIE 020524) alleging that the rent adjustments pursuant to the judgment violated the prior ordinance, sought to rescind the rent adjustments, and sought refunds of amounts paid, and penalties and damages in these separate actions. As a result of further proceedings and a series of appeals and remands, the Company was required to and did release the additional rents to the tenant association’s counsel for disbursement to the tenants, and the Company has ceased collecting the disputed rent amounts.
The tenant association continued to seek damages, penalties and fees in their separate action based on the same claims the City made on the tenants’ behalf in the City’s case. The Company moved for judgment on the pleadings in the tenant association’s case on the ground that the tenant association’s case was moot in light of the result in the City’s case. On November 6, 2008, the Court granted the Company’s motion for judgment on the pleadings without leave to amend. The tenant association appealed. In

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 18—Commitments and Contingencies (continued)
June 2010, the Court of Appeal remanded the case for further proceedings. On remand, on December 12, 2011, the Court granted the Company’s motion for summary judgment and denied the tenant association’s motion for summary judgment. On January 9, 2012, the Court entered judgment in favor of the Company, specifying that the tenant association shall recover nothing. On January 26, 2012, the Court set March 30, 2012 as the date for hearing the Company’s motion for attorneys’ fees and the tenant associations’ motion to reduce the Company’s claim for costs. On March 26, 2012, the tenant association filed a notice of appeal. On August 16, 2012, the Company and the tenant association entered a settlement agreement pursuant to which the tenant association dismissed its appeal in exchange for the Company’s agreement to dismiss its claims for attorneys’ fees and other costs. Because the matter was a class action by the tenant’s association, on January 18, 2013 the Court held a fairness hearing to consider final approval of the settlement, and approved the settlement.
In addition, the Company sued the City of Santee in United States District for the Southern District of California alleging all three of the ordinances are unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. On October 13, 2010, the District Court: (1) dismissed the Company’s claims without prejudice on the ground that they were not ripe because the Company had not filed and received from the City a final decision on a rent increase petition, and (2) found that those claims are not foreclosed by any of the state court rulings. On November 10, 2010, the Company filed a notice of appeal from the District Court’s ruling dismissing the Company’s claims. On April 20, 2011, the appeal was voluntarily dismissed pursuant to stipulation of the parties.
In order to ripen its claims, the Company filed a rent increase petition with the City. At a hearing held on October 6, 2011, the City’s Manufactured Home Fair Practices Commission voted to deny that petition, and subsequently entered written findings denying it. The Company appealed that determination to the Santee City Council, which on January 25, 2012 voted to deny the appeal. In view of that adverse final decision on its rent increase petition, on January 31, 2012 the Company filed a new complaint in United States District for the Southern District of California alleging that the City’s ordinance effectuates a regulatory and private taking of the Company’s property and is unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. On April 2, 2012, the City filed a motion to dismiss the new complaint. On December 21, 2012, the Court entered an order in which it: (a) denied the City’s motion to dismiss the Company’s private taking and substantive due process claims; (b) granted the City’s motion to dismiss the Company’s procedural due process claim as not cognizable because of the availability of a state remedy of a writ of mandamus; and (c) granted the City’s motion to dismiss the Company’s regulatory taking claim as being not ripe.
In addition, the Company also filed in the California Superior Court on February 1, 2012 a petition for a writ of administrative mandamus, and on September 28, 2012 a motion for writ of administrative mandamus, seeking orders correcting and vacating the decisions of the City and its Manufactured Home Fair Practices Commission, and directing that the Company’s rent increase petition be granted. The Company’s motion for writ of administrative mandamus is currently scheduled for hearing on April 5, 2013.
Colony Park
On December 1, 2006, a group of tenants at the Company’s Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that the Company had failed to properly maintain the Property and had improperly reduced the services provided to the tenants, among other allegations. The Company answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case proceeded in Superior Court because the Company’s motion to compel arbitration was denied and the denial was upheld on appeal. Trial of the case began on July 27, 2010. After just over three months of trial in which the plaintiffs asked the jury to award a total of approximately $6.8 million in damages, the jury rendered verdicts awarding a total of less than $44,000 to six out of the 72 plaintiffs, and awarding nothing to the other 66 plaintiffs. The plaintiff's who were awarded nothing filed a motion for a new trial or alternatively for judgment notwithstanding the jury’s verdict, which the Court denied on February 14, 2011. All but 3 of the 66 plaintiffs to whom the jury awarded nothing have appealed. The briefing on that appeal has been completed, but a date for oral argument remains to be set by the California Court of Appeal.
By orders entered on December 14, 2011, the Superior Court awarded the Company approximately $2.0 million in attorneys’ fees and other costs jointly and severally against the plaintiffs to whom the jury awarded nothing, and awarded no attorneys’ fees or costs to either side with respect to the six plaintiffs to whom the jury awarded less than $44,000. Plaintiffs have filed an appeal from the approximately $2.0 million award to the Company of attorneys’ fees and other costs.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 18—Commitments and Contingencies (continued)
California Hawaiian
On April 30, 2009, a group of tenants at the Company’s California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County alleging that the Company has failed to properly maintain the Property and has improperly reduced the services provided to the tenants, among other allegations. The Company moved to compel arbitration and stay the proceedings, to dismiss the case, and to strike portions of the complaint. By order dated October 8, 2009, the Court granted the Company’s motion to compel arbitration and stayed the court proceedings pending the outcome of the arbitration. The plaintiffs filed with the California Court of Appeal a petition for a writ seeking to overturn the trial court’s arbitration and stay orders. On May 10, 2011, the Court of Appeal granted the petition and ordered the trial court to vacate its order compelling arbitration and to restore the matter to its litigation calendar for further proceedings. On May 24, 2011, the Company filed a petition for rehearing requesting the Court of Appeal to reconsider its May 10, 2011 decision. On June 8, 2011, the Court of Appeal denied the petition for rehearing. On June 16, 2011, the Company filed with the California Supreme Court a petition for review of the Court of Appeal’s decision. On August 17, 2011, the California Supreme Court denied the petition for review. Discovery in the case is proceeding. The Company believes that the allegations in the complaint are without merit, and intends to vigorously defend the litigation.
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
On August 6, 2012, the Company was served with motions by Essex and Westchester seeking leave to amend their pleadings, which the Court subsequently allowed, to add affirmative defenses seeking to bar recovery on the alleged ground that the claim the Company submitted for hurricane-related losses allegedly intentionally concealed and misrepresented that a portion of that claim was not hurricane-related, and to add a counterclaim seeking on the same alleged ground reimbursement of approximately $2.4 million Essex previously paid. The Company believes that the affirmative defenses and counterclaim are without merit, and intends to vigorously contest them. The parties have filed motions for partial summary judgment with respect to certain of the claims that remain in the case, which are pending. The case has been set for trial on August 19, 2013.
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
On August 19, 2011, the Company filed an answer generally denying the allegations of the complaint, and asserting affirmative defenses. On August 23, 2011, the Company removed the case from the California state court to the federal district court in San Jose. On July 23, 2012, the Company filed a motion to deny class certification. On July 24, 2012, the plaintiffs filed a motion for leave to amend their class action complaint to add four additional named plaintiffs. On August 28, 2012, the Court held a hearing on the Company's motion to deny class certification and on the plaintiffs’ motion for leave to amend. The Court took the motions under submission and has not yet ruled on them. Separately, on September 14, 2012, the plaintiffs filed a motion for class certification, on which the Court held a hearing on November 6, 2012 and which remains pending.
Cascade
On December 10, 2008, the King County Hospital District No. 4 (the “Hospital District” or “District”) filed suit against the Company in the Superior Court of King County, Washington, seeking a declaratory judgment that the District had properly rescinded an agreement to acquire, in lieu of a formal condemnation proceeding, the Company’s Thousand Trails - Cascade Property (“Cascade”) located 20 miles east of Seattle, Washington. Under that agreement, the Company had agreed to accept from the Hospital District $12.5 million for Cascade with an earnest money deposit of approximately $0.4 million. Immediately before commencement of the trial, the parties entered into a settlement, pursuant to which: (a) the Hospital District would acquire Cascade and compensate the Company in the amount of $7.05 million (the “Compensation Amount”) in 2015 or sooner; (b) the unpaid balance of the Compensation Amount would be increased at a rate of 5% (or 6% under certain circumstances) per year until closing; (c) the Hospital District would make interim non-refundable payments to the Company of 50% of each payment it received on its $30.0 million promissory note from the Snoqualmie Indian Tribe (the “Tribe Note”); and (d) if the Hospital District breached its obligations under the settlement, including without limitation if the Hospital District compromised the Tribe Note without the Company's written consent or failed to pay the Company 50% of any amounts received under the Tribe Note, the Company would be entitled to have a judgment automatically entered against the Hospital District for $12.15 million less interim payments the Hospital District had made.
On August 27, 2012, the Hospital District provided written notice under the settlement of its readiness to close on the acquisition of Cascade. The Company learned that the Hospital District negotiated and received a discounted, early payoff of the Tribe Note without obtaining the Company’s written consent, and failed to pay to the Company 50% of that payoff. Accordingly, pursuant to the terms of the settlement, the Company sent to the Hospital District on August 31, 2012 written notice that the Hospital District had breached the settlement both (1) by modifying the Tribe's Note without having first obtained the Company’s written consent; and (2) by failing to pay to the Company 50% of all sums received by the District from the Tribe Note. The Company’s written notice asserted that the Company was therefore entitled to file the Automatic Judgment, and invited resolution of the dispute. On December 7, 2012, the parties closed on the sale of the Property from the Company to the Hospital District, from which the net proceeds to the Company were approximately $7.6 million, finally resolving the matter.
Utah Utility Charges Class Action
On October 9, 2012, the Company was served with a class action lawsuit in Utah state court filed by the “Utah Manufactured Homeowner's Action Group, Inc.” against numerous owners and operators of numerous Utah manufactured home communities, two of which are owned by the Company. Among other allegations, the suit alleged that the defendants unlawfully impose service charges or fees on residents that are greater than the defendants’ actual costs of providing the utility services, and that when residents question or object defendants threatened to evict or otherwise punish and intimidate the residents. The suit asserted claims that the foregoing alleged conduct violated Utah Code 57-16-4(ii)(c) and resulted in unjust enrichment to the defendants. The suit demanded a jury trial and sought, among other relief, damages in an amount to be determined but not less than $1.0 million; costs and fees; punitive and/or exemplary damages, as appropriate; and preliminary and permanent injunctive relief. On December 19, 2012, the plaintiff filed a notice of dismissal dismissing the Company from the class action lawsuit.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 18—Commitments and Contingencies (continued)
Litigation Relating to Potential Acquisition of Certain RV Resorts
On November 9, 2012, the Company entered a letter of intent with Morgan RV Resorts (“Morgan”), which granted the Company a right of exclusive dealing (“Exclusivity Right”) and a right of first refusal (“ROFR”) with respect to the purchase of 15 of Morgan's RV resorts. On December 13, 2012, Sun Communities, Inc. announced in an SEC filing that certain of its affiliates (collectively, “Sun”) had entered into a contract with Morgan to purchase 11 of those same properties, as a result of which the Company subsequently exercised its ROFR. In a suit initiated by Sun on December 26, 2012 against the Company and Morgan in the Oakland County (Michigan) Circuit Court, the parties are litigating the issue of who has the right to the properties. On February 12, 2013, Sun announced in an SEC filing that it had closed its purchase from Morgan on ten of the 11 properties at issue.
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
Note 19—Acquisitions
During the year ended December 31, 2012, the Company closed on the acquisition of the Victoria Palms Resort, a 1,122-site property, and the Alamo Palms Resort, a 643-site property, for a purchase price of $25.0 million.
On May 31, 2011, the Company’s operating partnership entered into purchase and other agreements (the “Purchase Agreements”) to acquire a portfolio of 75 manufactured home communities and one RV resort (the “2011 Acquisition Properties”) containing 31,167 sites on approximately 6,500 acres located in 16 states (primarily located in Florida and the northeastern region of the United States) and certain manufactured homes and loans secured by manufactured homes located at the 2011 Acquisition Properties which the Company refers to as the “Home Related Assets” for a stated purchase price of $1.43 billion (the “2011 Acquisition”). Revenues for 75 of the 2011 Acquisition Properties, included in the Consolidated Statements of Income and Comprehensive Income for the Company were approximately $169.1 million and $61.3 million for the year ended December 31, 2012 and 2011.
During the year ended December 31, 2011, the Company acquired 75 of the 2011 Acquisition Properties and certain Home Related Assets associated with such 75 of the 2011 Acquisition Properties for a purchase price of approximately $1.5 billion. The Company funded the purchase price of this closing with (i) the issuance of 1,708,276 shares of its common stock, to the seller with an aggregate value of approximately $111 million, (ii) the issuance of 1,740,000 shares of Series B Preferred Stock to the seller with an aggregate value of approximately $113 million, (iii) the assumption of mortgage debt secured by 35 of the 2011 Acquisition Properties with an aggregate value of approximately $548 million, (iv) the net proceeds of approximately $344 million, net of offering costs, from a common stock offering of 6,037,500 shares, (v) approximately $200 million of cash from the Term Loan the Company closed on July 1, 2011, and (vi) approximately $200 million of cash from new secured financings originated during the third quarter of 2011. The assumed mortgage debt had stated interest rates ranging from 4.65% to 8.87% per annum and maturities from dates ranging from 2012 to 2023.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 19—Acquisitions (continued)
The Company engaged a third-party to assist with its purchase price allocation for the 2011 Acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the 2011 Acquisition for the year ended December 31, 2012, which we determined using level two and level three inputs (amounts in thousands).

	2012	2011
Assets acquired
Land	$4,410	$471,500
Depreciable property	18,491	855,200
Manufactured homes	—	24,000
In-place leases	2,099	74,000
Net investment in real estate	25,000	1,424,700
Notes receivable	—	40,000
Other assets	29	18,300
Total Assets acquired	25,029	1,483,000
Liabilities assumed
Mortgage notes payable	—	548,000
Accrued payroll and other operating expenses	376	3,000
Rents and other customer payments received in advance and security deposits	440	5,000
Total Liabilities assumed	816	556,000
Net consideration paid	$24,213	$927,000
The allocation of fair values of the assets acquired and liabilities assumed differs from the allocation reported in Note 19—Acquisitions of the Notes to the Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012, due primarily to adjustments to certain of our valuation assumptions based on more complete information concerning the subject assets and liabilities. None of these changes had a material impact on our Consolidated Financial Statements.
The following unaudited pro forma consolidated results of operations assumes that the 2011 Acquisition for the 2011 Acquisition Properties and related debt and equity issuances had occurred on January 1, 2011. The unaudited pro forma results of operations are based upon historical financial statements. The unaudited pro forma results do not purport to represent what the actual results of operations of the Company would have been, nor do they purport to predict the results of operations of future periods.
Unaudited Pro Forma Results of Operations(1)
(amounts in thousands, except per share data)

December 31, 2011
Total revenues	$676,819
Net income available for Common Shares	$17,441
Earnings per Common Share – Basic	$0.45
Earnings per Common Share – Fully Diluted(2)	$0.44
_________________________________

1.
The following expenses, except for c. below, are not reflected in the Unaudited Pro Forma Results of Operations as they are either short-term in nature or are not reflective of the historical results of the Company or the seller:

a.	Annual incremental property management expenses associated with the 2011 Acquisition.

b.	Annual incremental general and administrative expenses associated with the 2011 Acquisition.

c.
For the year ended December 31, 2011, the Company has estimated the amortization expense of an intangible asset for in-place leases to be approximately $73.6 million. The estimated useful life for acquired in-place leases is one year.

2.
For the year ended December 31, 2011, the Company’s weighted average of approximately 4.6 million common OP Units (which were dilutive to the Company’s historical operations) were anti-dilutive, and therefore were excluded from the computation of the Pro Forma Earnings per Common Share—Fully Diluted.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

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
The Company has two reportable segments which are: (i) the Property Operations and (ii) Home Sales and Rentals Operations Segments. The Property Operations segment owns and operates land lease Properties and the Home Sales and Rentals Operations segment purchases, sells and leases homes at the Properties.
All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2012, 2011, and 2010.
The following tables summarize the Company’s segment financial information (amounts in thousands):
Year Ended December 31, 2012

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$669,270	$23,805	$693,075
Operations expenses	(320,726)	(18,245)	(338,971)
Income from segment operations	348,544	5,560	354,104
Interest income	3,075	6,488	9,563
Depreciation on real estate and rental homes	(98,713)	(6,204)	(104,917)
Amortization of in-place leases	(44,010)	(1,112)	(45,122)
Income from operations	$208,896	$4,732	213,628
Reconciliation to Consolidated net income
Other revenues			7,239
General and administrative			(26,744)
Acquisition costs			(180)
Interest and related amortization			(124,524)
Rent control initiatives and other			(1,456)
Equity in income of unconsolidated joint ventures			1,899
Gain on sale of property, net of tax			4,596
Consolidated net income			$74,458
Total assets	$3,078,304	$319,922	$3,398,226
Capital improvements	$30,863	$44,397	$75,260

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 20—Reportable Segments (continued)

Year Ended December 31, 2011

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$560,883	$14,864	$575,747
Operations expenses	(279,748)	(12,122)	(291,870)
Income from segment operations	281,135	2,742	283,877
Interest income	3,377	3,340	6,717
Depreciation on real estate and rental homes	(79,923)	(4,334)	(84,257)
Amortization of in-place leases	(27,707)	(772)	(28,479)
Income from operations	$176,882	$976	177,858
Reconciliation to Consolidated net income
Other revenues			6,735
General and administrative			(23,833)
Acquisition costs			(18,493)
Interest and related amortization			(99,668)
Rent control initiatives and other			(2,043)
Equity in income of unconsolidated joint ventures			1,948
Consolidated net income			$42,504
Total assets	$3,274,200	$221,901	$3,496,101
Capital improvements	$26,224	$35,808	$62,032
Year Ended December 31, 2010

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$495,150	$11,990	$507,140
Operations expenses	(257,616)	(10,585)	(268,201)
Income from segment operations	237,534	1,405	238,939
Interest income	3,263	782	4,045
Depreciation on real estate and rental homes	(68,067)	(2,885)	(70,952)
Income from operations	$172,730	$(698)	172,032
Reconciliation to Consolidated net income
Other revenues			6,114
General and administrative			(22,559)
Goodwill impairment			(3,635)
Interest and related amortization			(91,151)
Rent control initiatives and other			(2,200)
Equity in income of unconsolidated joint ventures			2,027
Loss from sale of property			(231)
Consolidated net income			$60,397
Total assets	$1,914,578	$133,817	$2,048,395
Capital improvements	$28,852	$19,777	$48,629

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 20—Reportable Segments (continued)
The following table summarizes the Company’s financial information for the Property Operations segment for the years ended December 31, 2012, 2011, and 2010 (amounts in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Revenues:
Community base rental income	$414,170	$318,851	$259,351
Resort base rental income	134,327	130,489	129,481
Right-to-use annual payments	47,662	49,122	49,831
Right-to-use contracts current period, gross	13,433	17,856	19,496
Right-to-use contracts current period, deferred	(6,694)	(11,936)	(14,856)
Utility income and other	64,432	53,843	48,357
Ancillary services revenues, net	1,940	2,658	3,490
Total property operations revenues	669,270	560,883	495,150
Expenses:
Property operating and maintenance	226,952	200,623	185,786
Real estate taxes	47,623	37,619	32,110
Sales and marketing, gross	10,846	11,219	12,606
Sales and marketing deferred commissions, net	(3,155)	(4,789)	(5,525)
Property management	38,460	35,076	32,639
Total property operations expenses	320,726	279,748	257,616
Income from property operations segment	$348,544	$281,135	$237,534
The following table summarizes the Company’s financial information for the Home Sales and Rentals Operations segment for the years ended December 31, 2012, 2011, and 2010 (amounts in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Revenues:
Gross revenue from home sales	$8,566	$6,088	$6,120
Brokered resale revenues, net	1,174	806	918
Rental home income (a)	14,065	7,970	4,952
Total revenues	23,805	14,864	11,990
Expenses:
Cost of home sales	9,475	5,683	5,396
Home selling expenses	1,411	1,589	2,078
Rental home operating and maintenance	7,359	4,850	3,111
Total expenses	18,245	12,122	10,585
Income from home sales and rentals operations segment	$5,560	$2,742	$1,405

(a)
Does not include approximately $36.2 million, $23.9 million, and $15.3 million of site rental income included in Community base rental income for the years ended December 31, 2012, 2011, and 2010, respectively.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 21—Quarterly Financial Data (unaudited)
The following is unaudited quarterly data for 2012 and 2011 (amounts in thousands, except for per share amounts):

2012	First Quarter 03/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues	$181,291	$174,827	$181,828	$171,931
Income from operations	$52,960	$42,291	$56,854	$61,523
Consolidated net income	$17,653	$6,299	$21,492	$29,014
Net income available for Common Shares	$12,431	$2,064	$16,009	$24,274
Weighted average Common Shares outstanding—Basic	41,088	41,131	41,190	41,285
Weighted average Common Shares outstanding—Diluted	45,369	45,390	45,447	45,472
Net income per Common Share outstanding—Basic	$0.30	$0.05	$0.39	$0.59
Net income per Common Share outstanding—Diluted	$0.30	$0.05	$0.39	$0.58

2011	First Quarter 03/31	Second Quarter 6/30	Third Quarter 9/30	Fourth Quarter 12/31
Total revenues (a)	$135,143	$127,690	$164,045	$162,321
Income from operations (a)	$51,437	$40,235	$44,743	$41,443
Consolidated net income (a)	$25,632	$11,654	$1,356	$3,862
Net income (loss) available for Common Shares (a)	$18,960	$6,827	$(2,852)	$(160)
Weighted average Common Shares outstanding—Basic	30,996	32,629	38,346	40,263
Weighted average Common Shares outstanding—Diluted	35,609	37,262	43,602	45,296
Net income (loss) per Common Share outstanding—Basic	$0.61	$0.21	$(0.07)	$0.00
Net income (loss) per Common Share outstanding—Diluted	$0.61	$0.20	$(0.07)	$0.00
______________________________________

(a)	Certain 2011 amounts have been reclassified to conform to the 2012 presentation. The reclassification had no material effect on the consolidated financial statements.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2012
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/12
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Properties Held for Long Term
Hidden Cove	Arley	AL	$—	$212	$610	$—	$22	$212	$632	$844	$(153)	2006
Apache East	Apache Junction	AZ	—	2,236	4,181	—	—	2,236	4,181	6,417	(487)	2011
Apollo Village	Phoenix	AZ	—	932	3,219	—	1,464	932	4,683	5,615	(2,533)	1994
Araby	Yuma	AZ	(3,020)	1,440	4,345	—	685	1,440	5,030	6,470	(1,449)	2003
Cactus Gardens	Yuma	AZ	(4,214)	1,992	5,984	—	321	1,992	6,305	8,297	(1,784)	2004
Capri RV	Yuma	AZ	(4,685)	1,595	4,774	—	219	1,595	4,993	6,588	(1,133)	2006
Carefree Manor	Phoenix	AZ	—	706	3,040	—	823	706	3,863	4,569	(1,834)	1998
Casa del Sol East II	Glendale	AZ	(4,459)	2,103	6,283	—	2,741	2,103	9,024	11,127	(3,443)	1996
Casa del Sol East III	Glendale	AZ	—	2,450	7,452	—	699	2,450	8,151	10,601	(3,902)	1998
Casa del Sol West I	Peoria	AZ	(9,478)	2,215	6,467	—	2,200	2,215	8,667	10,882	(3,639)	1996
Casita Verde RV	Casa Grande	AZ	(2,108)	719	2,179	—	80	719	2,259	2,978	(528)	2006
Central Park	Phoenix	AZ	(11,672)	1,612	3,784	—	1,568	1,612	5,352	6,964	(4,401)	1983
Countryside RV	Apache Junction	AZ	—	2,056	6,241	—	1,108	2,056	7,349	9,405	(2,469)	2002
Denali Park	Apache Junction	AZ	—	2,394	4,016	—	9	2,394	4,025	6,419	(466)	2011
Desert Paradise	Yuma	AZ	(1,272)	666	2,011	—	187	666	2,198	2,864	(664)	2004
Desert Skies	Phoenix	AZ	(4,660)	792	3,126	—	691	792	3,817	4,609	(1,846)	1998
Desert Vista	Salome	AZ	—	66	268	—	47	66	315	381	(35)	2010
Fairview Manor	Tucson	AZ	—	1,674	4,708	—	2,015	1,674	6,723	8,397	(3,223)	1998
Fiesta Grande RV	Casa Grande	AZ	(8,902)	2,869	8,653	—	420	2,869	9,073	11,942	(2,084)	2006
Foothill	Yuma	AZ	—	459	1,402	—	208	459	1,610	2,069	(487)	2003
Foothills West RV	Casa Grande	AZ	(2,179)	747	2,261	—	244	747	2,505	3,252	(567)	2006
Golden Sun RV	Apache Junction	AZ	—	1,678	5,049	—	247	1,678	5,296	6,974	(1,858)	2002
Hacienda De Valencia	Mesa	AZ	(13,933)	833	2,701	—	4,540	833	7,241	8,074	(4,652)	1984
Mesa Verde	Cottonwood	AZ	—	1,387	4,148	—	421	1,387	4,569	5,956	(935)	2007
Monte Vista	Mesa	AZ	(25,290)	11,402	34,355	—	3,731	11,402	38,086	49,488	(10,745)	2004
Palm Shadows	Glendale	AZ	(5,994)	1,400	4,218	—	1,079	1,400	5,297	6,697	(3,288)	1993
Paradise	Sun City	AZ	(14,575)	6,414	19,263	11	2,055	6,425	21,318	27,743	(6,590)	2004
Sedona Shadows	Sedona	AZ	(10,684)	1,096	3,431	—	1,333	1,096	4,764	5,860	(2,262)	1997
Seyenna Vistas	Mesa	AZ	—	1,360	4,660	—	2,646	1,360	7,306	8,666	(4,017)	1994
Suni Sands	Yuma	AZ	(2,779)	1,249	3,759	—	338	1,249	4,097	5,346	(1,217)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2012
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/12
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Sunrise Heights	Phoenix	AZ	$(5,087)	$1,000	$3,016	$—	$1,490	$1,000	$4,506	$5,506	$(2,376)	1994
Sunshine Valley	Chandler	AZ	(4,677)	9,139	12,912	—	22	9,139	12,934	22,073	(1,463)	2011
The Highlands at Brentwood	Mesa	AZ	(10,076)	1,997	6,024	—	1,990	1,997	8,014	10,011	(4,728)	1993
The Meadows	Tempe	AZ	—	2,613	7,887	—	3,744	2,613	11,631	14,244	(6,397)	1994
Valley Vista	Benson	AZ	—	115	429	—	35	115	464	579	(45)	2010
Venture In	Show Low	AZ	(6,279)	2,050	6,188	—	348	2,050	6,536	8,586	(1,540)	2006
Verde Valley	Cottonwood	AZ	—	1,437	3,390	19	991	1,456	4,381	5,837	(1,148)	2004
Viewpoint	Mesa	AZ	(59,502)	24,890	56,340	15	5,895	24,905	62,235	87,140	(18,182)	2004
Westpark	Wickenburg	AZ	—	4,495	10,517	—	61	4,495	10,578	15,073	(1,095)	2011
Whispering Palms	Phoenix	AZ	(2,973)	670	2,141	—	323	670	2,464	3,134	(1,262)	1998
Cultus Lake	Lindell Beach	BC	—	410	968	5	193	415	1,161	1,576	(306)	2004
California Hawaiian	San Jose	CA	(31,587)	5,825	17,755	—	3,230	5,825	20,985	26,810	(10,481)	1997
Colony Park	Ceres	CA	(5,258)	890	2,837	—	757	890	3,594	4,484	(1,865)	1998
Concord Cascade	Pacheco	CA	(11,548)	985	3,016	—	1,952	985	4,968	5,953	(3,879)	1983
Contempo Marin	San Rafael	CA	—	4,787	16,379	—	3,251	4,787	19,630	24,417	(11,973)	1994
Coralwood	Modesto	CA	(5,726)	—	5,047	—	530	—	5,577	5,577	(2,910)	1997
Date Palm Country Club	Cathedral City	CA	—	4,115	14,064	—	4,721	4,115	18,785	22,900	(11,471)	1994
Date Palm RV	Cathedral City	CA	—	—	216	—	322	—	538	538	(338)	1994
DeAnza Santa Cruz	Santa Cruz	CA	(12,985)	2,103	7,201	—	2,371	2,103	9,572	11,675	(5,472)	1994
Four Seasons	Fresno	CA	—	756	2,348	—	470	756	2,818	3,574	(1,435)	1997
Idyllwild	Pine Cove	CA	—	313	737	4	821	317	1,558	1,875	(371)	2004
Laguna Lake	San Luis Obispo	CA	—	2,845	6,520	—	584	2,845	7,104	9,949	(3,619)	1998
Lake Minden	Nicolaus	CA	—	961	2,267	13	718	974	2,985	3,959	(779)	2004
Lake of the Springs	Oregon House	CA	—	1,062	2,504	14	979	1,076	3,483	4,559	(835)	2004
Lamplighter	Spring Valley	CA	(22,793)	633	2,201	—	1,305	633	3,506	4,139	(2,845)	1983
Las Palmas	Rialto	CA	(3,332)	1,295	3,866	—	476	1,295	4,342	5,637	(1,255)	2004
Los Ranchos	Apple Valley	CA	(13,462)	8,336	15,774	—	96	8,336	15,870	24,206	(1,795)	2011
Meadowbrook	Santee	CA	—	4,345	12,528	—	1,999	4,345	14,527	18,872	(7,018)	1998
Monte del Lago	Castroville	CA	(20,698)	3,150	9,469	—	2,782	3,150	12,251	15,401	(5,963)	1997
Morgan Hill	Morgan Hill	CA	—	1,856	4,378	25	564	1,881	4,942	6,823	(1,295)	2004

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2012
(amounts in thousands)

Real Estate (1)				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/12
Real Estate	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Nicholson Plaza	San Jose	CA	$—	$—	$4,512	$—	$286	$—	$4,798	$4,798	$(2,449)	1997
Oakzanita Springs	Descanso	CA	—	396	934	5	918	401	1,852	2,253	(468)	2004
Pacific Dunes Ranch	Oceana	CA	(5,257)	1,940	5,632	—	1,074	1,940	6,706	8,646	(1,637)	2004
Palm Springs	Palm Desert	CA	—	1,811	4,271	24	650	1,835	4,921	6,756	(1,296)	2004
Parque La Quinta	Rialto	CA	(4,469)	1,799	5,450	—	396	1,799	5,846	7,645	(1,727)	2004
Pio Pico	Jamul	CA	—	2,626	6,194	35	1,727	2,661	7,921	10,582	(1,953)	2004
Ponderosa	Lotus	CA	—	900	2,100	—	338	900	2,438	3,338	(548)	2006
Quail Meadows	Riverbank	CA	(4,765)	1,155	3,469	—	469	1,155	3,938	5,093	(1,921)	1998
Rancho Mesa	El Cajon	CA	(8,866)	2,130	6,389	—	795	2,130	7,184	9,314	(3,436)	1998
Rancho Oso	Santa Barbara	CA	—	860	2,029	11	810	871	2,839	3,710	(701)	2004
Rancho Valley	El Cajon	CA	(7,164)	685	1,902	—	1,235	685	3,137	3,822	(2,493)	1983
Royal Holiday	Hemet	CA	—	778	2,643	—	2,389	778	5,032	5,810	(1,912)	1998
Royal Oaks	Visalia	CA	—	602	1,921	—	741	602	2,662	3,264	(1,278)	1997
Russian River	Cloverdale	CA	—	368	868	5	143	373	1,011	1,384	(268)	2004
San Benito	Paicines	CA	—	1,411	3,328	19	862	1,430	4,190	5,620	(1,099)	2004
San Francisco RV	Pacifica	CA	—	1,660	4,973	—	654	1,660	5,627	7,287	(1,390)	2005
Santa Cruz Ranch RV	Scotts Valley	CA	—	1,595	3,937	—	303	1,595	4,240	5,835	(753)	2007
Santiago Estates	Sylmar	CA	(14,625)	3,562	10,767	—	1,380	3,562	12,147	15,709	(5,906)	1998
Sea Oaks	Los Osos	CA	—	871	2,703	—	513	871	3,216	4,087	(1,592)	1997
Snowflower	Emigrant Gap	CA	—	308	727	4	466	312	1,193	1,505	(278)	2004
Soledad Canyon	Acton	CA	—	2,933	6,917	39	1,690	2,972	8,607	11,579	(2,166)	2004
Sunshadow	San Jose	CA	—	—	5,707	—	332	—	6,039	6,039	(3,078)	1997
Tahoe Valley	Lake Tahoe	CA	—	1,357	4,071	—	254	1,357	4,325	5,682	(1,296)	2004
Turtle Beach	Manteca	CA	—	268	633	4	185	272	818	1,090	(202)	2004
Village of the Four Seasons	San Jose	CA	(13,420)	5,229	15,714	—	649	5,229	16,363	21,592	(4,672)	2004
Westwinds (4 properties)	San Jose	CA	—	—	17,616	—	7,199	—	24,815	24,815	(12,699)	1997
Wilderness Lake	Menifee	CA	—	2,157	5,088	29	787	2,186	5,875	8,061	(1,616)	2004
Yosemite Lakes	Groveland	CA	—	2,045	4,823	27	1,631	2,072	6,454	8,526	(1,579)	2004
Bear Creek	Denver	CO	(4,507)	1,100	3,359	—	451	1,100	3,810	4,910	(1,858)	1998
Cimarron	Broomfield	CO	(14,823)	863	2,790	—	978	863	3,768	4,631	(3,245)	1983

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2012
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/12
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Golden Terrace	Golden	CO	$(13,343)	$826	$2,415	$—	$1,786	$826	$4,201	$5,027	$(2,865)	1983
Golden Terrace South	Golden	CO	—	750	2,265	—	798	750	3,063	3,813	(1,549)	1997
Golden Terrace West	Golden	CO	(15,841)	1,694	5,065	—	1,064	1,694	6,129	7,823	(5,037)	1986
Hillcrest Village	Aurora	CO	(25,197)	1,912	5,202	289	3,183	2,201	8,385	10,586	(7,036)	1983
Holiday Hills	Denver	CO	(34,839)	2,159	7,780	—	5,066	2,159	12,846	15,005	(10,676)	1983
Holiday Village	Co. Springs	CO	(10,938)	567	1,759	—	1,307	567	3,066	3,633	(2,496)	1983
Pueblo Grande	Pueblo	CO	(7,229)	241	1,069	—	740	241	1,809	2,050	(1,452)	1983
Woodland Hills	Thornton	CO	—	1,928	4,408	—	2,781	1,928	7,189	9,117	(4,415)	1994
Stonegate Manor	North Windham	CT	(7,255)	6,011	12,336	—	82	6,011	12,418	18,429	(1,466)	2011
Aspen Meadows	Rehoboth	DE	(5,191)	1,148	3,460	—	533	1,148	3,993	5,141	(1,992)	1998
Camelot Meadows	Rehoboth	DE	(12,011)	527	2,058	1,251	4,362	1,778	6,420	8,198	(3,050)	1998
Mariners Cove	Millsboro	DE	(15,195)	990	2,971	—	5,721	990	8,692	9,682	(5,254)	1987
McNicol	Rehoboth	DE	(2,503)	562	1,710	—	209	562	1,919	2,481	(903)	1998
Sweetbriar	Rehoboth	DE	(2,808)	498	1,527	—	463	498	1,990	2,488	(1,069)	1998
Waterford	Bear	DE	(28,589)	5,250	16,202	—	1,520	5,250	17,722	22,972	(6,058)	1996
Whispering Pines	Lewes	DE	(9,116)	1,536	4,609	—	1,551	1,536	6,160	7,696	(4,451)	1988
Audubon	Orlando	FL	(6,711)	4,622	7,200	—	25	4,622	7,225	11,847	(885)	2011
Barrington Hills	Hudson	FL	—	1,145	3,437	—	522	1,145	3,959	5,104	(1,232)	2004
Bay Indies	Venice	FL	(73,673)	10,483	31,559	10	5,637	10,493	37,196	47,689	(22,073)	1994
Bay Lake Estates	Nokomis	FL	—	990	3,390	—	1,703	990	5,093	6,083	(2,827)	1994
Beacon Hill Colony	Lakeland	FL	(5,491)	3,775	6,405	—	6	3,775	6,411	10,186	(677)	2011
Beacon Terrace	Lakeland	FL	(7,225)	5,372	9,153	—	54	5,372	9,207	14,579	(1,066)	2011
Breezy Hill RV	Pompano Beach	FL	—	5,424	16,555	—	1,523	5,424	18,078	23,502	(6,125)	2002
Buccaneer	N. Ft. Myers	FL	(35,448)	4,207	14,410	—	2,822	4,207	17,232	21,439	(10,023)	1994
Bulow Plantation	Flagler Beach	FL	—	3,637	949	—	6,289	3,637	7,238	10,875	(3,312)	1994
Bulow Village RV	Flagler Beach	FL	—	—	228	—	952	—	1,180	1,180	(403)	2001
Carefree Cove	Fort Lauderdale	FL	(4,184)	1,741	5,170	—	562	1,741	5,732	7,473	(1,627)	2004
Carefree Village	Tampa	FL	—	6,799	10,421	—	98	6,799	10,519	17,318	(1,342)	2011
Carriage Cove	Daytona Beach	FL	(11,673)	2,914	8,682	—	1,254	2,914	9,936	12,850	(4,979)	1998
Cheron Village	Davie	FL	(5,715)	10,393	6,217	—	17	10,393	6,234	16,627	(1,105)	2011
Clerbrook	Clermont	FL	(10,620)	3,883	11,700	—	1,108	3,883	12,808	16,691	(2,964)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2012
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/12
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Clover Leaf Farms	Brooksville	FL	$(22,645)	$13,684	$24,106	$—	$226	$13,684	$24,332	$38,016	$(2,756)	2011
Clover Leaf Forest	Brooksville	FL	—	1,092	2,178	—	14	1,092	2,192	3,284	(81)	2011
Coachwood	Leesburg	FL	(3,713)	1,602	4,822	—	333	1,602	5,155	6,757	(1,528)	2004
Colony Cove	Ellenton	FL	(56,963)	28,660	92,457	—	575	28,660	93,032	121,692	(10,387)	2011
Coquina Crossing	Elkton	FL	—	5,274	5,545	—	17,095	5,274	22,640	27,914	(7,398)	1999
Coral Cay	Margate	FL	(22,759)	5,890	20,211	—	7,641	5,890	27,852	33,742	(15,514)	1994
Country Place (2)	New Port Richey	FL	(14,935)	663	—	18	7,530	681	7,530	8,211	(4,862)	1986
Countryside	Vero Beach	FL	—	3,711	11,133	—	6,768	3,711	17,901	21,612	(8,055)	1998
Covington Estates	Saint Cloud	FL	—	3,319	7,253	—	42	3,319	7,295	10,614	(838)	2011
Crystal Isles	Crystal River	FL	(2,479)	926	2,787	10	800	936	3,587	4,523	(1,014)	2004
Crystal Lakes-Zephyrhills	Zephyrhills	FL	—	3,767	6,834	—	79	3,767	6,913	10,680	(827)	2011
Down Yonder	Largo	FL	(12,854)	2,652	7,981	—	749	2,652	8,730	11,382	(2,933)	1998
East Bay Oaks	Largo	FL	(11,228)	1,240	3,322	—	1,140	1,240	4,462	5,702	(3,775)	1983
Eldorado Village	Largo	FL	(7,727)	778	2,341	—	978	778	3,319	4,097	(2,714)	1983
Emerald Lake	Punta Gorda	FL	—	3,598	5,197	—	144	3,598	5,341	8,939	(616)	2011
Featherock	Valrico	FL	(22,493)	11,369	22,770	—	118	11,369	22,888	34,257	(2,125)	2011
Fort Myers Beach Resort	Fort Myers Beach	FL	—	1,188	3,548	—	257	1,188	3,805	4,993	(1,231)	2004
Foxwood	Ocala	FL	—	3,853	7,967	—	52	3,853	8,019	11,872	(1,102)	2011
Glen Ellen	Clearwater	FL	—	619	1,882	—	139	619	2,021	2,640	(688)	2002
Grand Island	Grand Island	FL	—	1,723	5,208	125	4,047	1,848	9,255	11,103	(3,345)	2001
Gulf Air Resort	Fort Myers Beach	FL	—	1,609	4,746	—	257	1,609	5,003	6,612	(1,484)	2004
Gulf View	Punta Gorda	FL	—	717	2,158	—	980	717	3,138	3,855	(975)	2004
Hacienda Village	New Port Richey	FL	—	4,297	13,088	—	2,174	4,297	15,262	19,559	(4,935)	2002
Harbor Lakes	Port Charlotte	FL	—	3,384	10,154	—	536	3,384	10,690	14,074	(3,161)	2004
Harbor View	New Port Richey	FL	—	4,030	12,146	—	172	4,030	12,318	16,348	(4,274)	2002
Haselton Village	Eustis	FL	(7,122)	3,800	8,955	—	49	3,800	9,004	12,804	(903)	2011
Heritage Plantation	Vero Beach	FL	(12,202)	2,403	7,259	—	2,012	2,403	9,271	11,674	(5,462)	1994
Heron Cay	Vero Beach	FL	(31,651)	14,368	23,792	—	246	14,368	24,038	38,406	(2,530)	2011
Hidden Valley	Orlando	FL	(9,342)	11,398	12,861	—	87	11,398	12,948	24,346	(1,543)	2011
Highland Wood RV	Pompano Beach	FL	—	1,043	3,130	42	237	1,085	3,367	4,452	(1,162)	2002

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2012
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/12
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Hillcrest	Clearwater	FL	$(7,258)	$1,278	$3,928	$—	$1,139	$1,278	$5,067	$6,345	$(2,590)	1998
Holiday Ranch	Clearwater	FL	(4,561)	925	2,866	—	369	925	3,235	4,160	(1,624)	1998
Holiday Village	Ormond Beach	FL	(9,706)	2,610	7,837	—	353	2,610	8,190	10,800	(2,801)	2002
Holiday Village	Vero Beach	FL	—	350	1,374	—	210	350	1,584	1,934	(804)	1998
Indian Oaks	Rockledge	FL	—	1,089	3,376	—	952	1,089	4,328	5,417	(2,195)	1998
Island Vista	North Ft. Myers	FL	(14,595)	5,004	15,066	—	372	5,004	15,438	20,442	(3,452)	2006
Kings & Queens	Lakeland	FL	—	1,696	3,064	—	18	1,696	3,082	4,778	(374)	2011
Lake Fairways	N. Ft. Myers	FL	(28,133)	6,075	18,134	35	2,268	6,110	20,402	26,512	(12,091)	1994
Lake Haven	Dunedin	FL	(10,650)	1,135	4,047	—	3,156	1,135	7,203	8,338	(5,234)	1983
Lake Magic	Clermont	FL	—	1,595	4,793	—	404	1,595	5,197	6,792	(1,524)	2004
Lake Village	Nokomis	FL	—	15,850	18,099	—	153	15,850	18,252	34,102	(1,956)	2011
Lake Worth Village	Lake Worth	FL	(12,805)	14,959	24,501	—	103	14,959	24,604	39,563	(3,159)	2011
Lakeland Harbor	Lakeland	FL	(17,175)	10,446	17,376	—	39	10,446	17,415	27,861	(1,869)	2011
Lakeland Junction	Lakeland	FL	—	3,018	4,752	—	35	3,018	4,787	7,805	(552)	2011
Lakes at Countrywood	Plant City	FL	(10,039)	2,377	7,085	—	1,713	2,377	8,798	11,175	(3,391)	2001
Lakeside Terrace	Fruitland Park	FL	—	3,275	7,165	—	9	3,275	7,174	10,449	(787)	2011
Lakewood Village	Melbourne	FL	(9,068)	1,862	5,627	—	1,563	1,862	7,190	9,052	(4,267)	1994
Lighthouse Pointe	Port Orange	FL	(13,302)	2,446	7,483	23	1,360	2,469	8,843	11,312	(4,429)	1998
Manatee	Bradenton	FL	—	2,300	6,903	—	491	2,300	7,394	9,694	(2,202)	2004
Maralago Cay	Lantana	FL	(19,494)	5,325	15,420	—	5,136	5,325	20,556	25,881	(9,899)	1997
Meadows at Countrywood	Plant City	FL	(13,048)	4,514	13,175	—	4,326	4,514	17,501	22,015	(8,392)	1998
Mid-Florida Lakes	Leesburg	FL	—	5,997	20,635	—	9,343	5,997	29,978	35,975	(16,374)	1994
Oak Bend	Ocala	FL	(5,331)	850	2,572	—	1,162	850	3,734	4,584	(2,322)	1993
Oaks at Countrywood	Plant City	FL	(13,166)	846	2,513	—	5,190	846	7,703	8,549	(2,692)	1998
Orange Lake	Clermont	FL	(5,367)	4,303	6,815	—	88	4,303	6,903	11,206	(855)	2011
Orlando	Clermont	FL	—	2,975	7,017	40	1,651	3,015	8,668	11,683	(2,253)	2004
Palm Beach Colony	West Palm Beach	FL	—	5,930	10,113	8	269	5,938	10,382	16,320	(1,176)	2011
Park City West	Fort Lauderdale	FL	(14,551)	4,184	12,561	—	748	4,184	13,309	17,493	(3,909)	2004
Parkwood Communities	Wildwood	FL	(9,681)	6,990	15,115	—	88	6,990	15,203	22,193	(1,724)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2012
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/12
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Pasco	Lutz	FL	$—	$1,494	$4,484	$—	$488	$1,494	$4,972	$6,466	$(1,443)	2004
Peace River	Wauchula	FL	—	900	2,100	—	394	900	2,494	3,394	(524)	2006
Pickwick	Port Orange	FL	—	2,803	8,870	—	1,219	2,803	10,089	12,892	(4,928)	1998
Pine Island Resort	St. James City	FL	—	1,678	5,044	—	392	1,678	5,436	7,114	(963)	2007
Pine Lakes	N. Ft. Myers	FL	(36,262)	6,306	14,579	21	7,142	6,327	21,721	28,048	(12,541)	1994
Pioneer Village	N. Ft. Myers	FL	(9,079)	4,116	12,353	—	1,542	4,116	13,895	18,011	(4,158)	2004
Ramblers Rest	Venice	FL	(14,663)	4,646	14,201	—	2,578	4,646	16,779	21,425	(3,679)	2006
Ridgewood Estates	Ellenton	FL	(10,755)	6,769	8,791	—	93	6,769	8,884	15,653	(1,113)	2011
Royal Coachman	Nokomis	FL	(11,898)	5,321	15,978	—	1,109	5,321	17,087	22,408	(5,105)	2004
Shady Lane Oaks	Clearwater	FL	(5,814)	4,984	8,482	—	31	4,984	8,513	13,497	(1,090)	2011
Shady Lane Village	Clearwater	FL	—	3,102	5,480	—	12	3,102	5,492	8,594	(692)	2011
Shangri La	Largo	FL	(3,939)	1,722	5,200	—	136	1,722	5,336	7,058	(1,574)	2004
Sherwood Forest	Kissimmee	FL	(29,603)	4,852	14,596	—	5,795	4,852	20,391	25,243	(9,482)	1998
Sherwood Forest RV	Kissimmee	FL	—	2,870	3,621	568	2,685	3,438	6,306	9,744	(2,920)	1998
Silk Oak	Clearwater	FL	—	1,649	5,028	—	140	1,649	5,168	6,817	(1,757)	2002
Silver Dollar	Odessa	FL	(8,010)	4,107	12,431	240	1,561	4,347	13,992	18,339	(4,111)	2004
Sixth Ave.	Zephryhills	FL	(1,980)	837	2,518	—	30	837	2,548	3,385	(779)	2004
Southern Palms	Eustis	FL	—	2,169	5,884	—	3,181	2,169	9,065	11,234	(4,222)	1998
Southernaire	Mt. Dora	FL	(1,833)	796	2,395	—	108	796	2,503	3,299	(742)	2004
Starlight Ranch	Orlando	FL	—	13,543	20,388	—	200	13,543	20,588	34,131	(2,757)	2011
Sunshine Holiday MH	Ormond Beach	FL	—	2,001	6,004	—	675	2,001	6,679	8,680	(1,990)	2004
Sunshine Holiday RV	Fort Lauderdale	FL	(7,448)	3,099	9,286	—	628	3,099	9,914	13,013	(2,806)	2004
Sunshine Key	Big Pine Key	FL	(14,453)	5,273	15,822	—	2,048	5,273	17,870	23,143	(5,305)	2004
Sunshine Travel	Vero Beach	FL	—	1,603	4,813	—	242	1,603	5,055	6,658	(1,491)	2004
Tarpon Glen	Tarpon Springs	FL	—	2,678	4,016	—	70	2,678	4,086	6,764	(573)	2011
Terra Ceia	Palmetto	FL	(2,215)	965	2,905	—	198	965	3,103	4,068	(907)	2004
The Heritage	N. Ft. Myers	FL	(11,914)	1,438	4,371	346	4,195	1,784	8,566	10,350	(4,820)	1993
The Meadows	Palm Beach Gardens	FL	(11,366)	3,229	9,870	—	4,978	3,229	14,848	18,077	(5,489)	1999
Three Flags RV Resort	Wildwood	FL	—	228	684	—	158	228	842	1,070	(203)	2006
Toby’s	Arcadia	FL	(3,876)	1,093	3,280	—	168	1,093	3,448	4,541	(1,075)	2003

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2012
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/12
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Topics	Spring Hill	FL	$(1,958)	$844	$2,568	$—	$380	$844	$2,948	$3,792	$(901)	2004
Tropical Palms	Kissimmee	FL	—	5,677	17,116	—	6,585	5,677	23,701	29,378	(8,199)	2004
Tropical Palms	Punta Gorda	FL	(7,028)	2,365	7,286	—	1,028	2,365	8,314	10,679	(1,762)	2006
Vacation Village	Largo	FL	—	1,315	3,946	—	365	1,315	4,311	5,626	(1,222)	2004
Vero Palm	Vero Beach	FL	(12,788)	6,697	9,025	—	31	6,697	9,056	15,753	(1,040)	2011
Village Green	Vero Beach	FL	(25,360)	15,901	25,175	—	235	15,901	25,410	41,311	(3,219)	2011
Villas at Spanish Oaks	Ocala	FL	(12,187)	2,250	6,922	—	1,379	2,250	8,301	10,551	(5,127)	1993
Whispering Pines - Largo	Largo	FL	(12,829)	8,218	14,054	—	113	8,218	14,167	22,385	(1,653)	2011
Windmill Manor	Bradenton	FL	—	2,153	6,125	—	1,584	2,153	7,709	9,862	(3,665)	1998
Windmill Village	N. Ft. Myers	FL	(15,888)	1,417	5,440	—	2,095	1,417	7,535	8,952	(6,511)	1983
Winds of St. Armands North	Sarasota	FL	(18,713)	1,523	5,063	—	3,087	1,523	8,150	9,673	(6,367)	1983
Winds of St. Armands South	Sarasota	FL	(12,040)	1,106	3,162	—	1,205	1,106	4,367	5,473	(3,684)	1983
Winter Garden	Winter Garden	FL	—	2,321	6,962	—	231	2,321	7,193	9,514	(1,360)	2007
Coach Royale	Boise	ID	—	465	1,685	—	4	465	1,689	2,154	(236)	2011
Maple Grove	Boise	ID	—	1,358	5,151	—	13	1,358	5,164	6,522	(693)	2011
Shenandoah Estates	Boise	ID	(5,843)	1,287	7,603	—	49	1,287	7,652	8,939	(685)	2011
West Meadow Estates	Boise	ID	(6,185)	1,371	6,770	—	4	1,371	6,774	8,145	(722)	2011
Golf Vistas Estates	Monee	IL	(11,996)	2,842	4,719	—	6,691	2,842	11,410	14,252	(5,228)	1997
O'Connell's	Amboy	IL	(4,326)	1,648	4,974	—	815	1,648	5,789	7,437	(1,798)	2004
Pine Country	Belvidere	IL	—	53	166	—	172	53	338	391	(69)	2006
Willow Lake Estates	Elgin	IL	—	6,138	21,033	—	6,220	6,138	27,253	33,391	(15,191)	1994
Hoosier Estates	Lebanon	IN	(7,013)	2,293	7,197	—	37	2,293	7,234	9,527	(702)	2011
Horseshoe Lake	Clinton	IN	—	155	365	2	392	157	757	914	(165)	2004
Indian Lakes	Batesville	IN	—	450	1,061	6	859	456	1,920	2,376	(423)	2004
Lakeside	New Carlisle	IN	—	426	1,281	—	120	426	1,401	1,827	(415)	2004
North Glen Village	Westfield	IN	(7,256)	2,308	6,333	—	77	2,308	6,410	8,718	(751)	2011
Oak Tree Village	Portage	IN	(9,127)	569	—	—	3,955	569	3,955	4,524	(2,815)	1987
Twin Mills RV	Howe	IN	—	1,399	4,186	—	240	1,399	4,426	5,825	(910)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2012
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/12
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Diamond Caverns Resort & Golf Club	Park City	KY	$—	$530	$1,512	$—	$(4)	$530	$1,508	$2,038	$(363)	2006
Gateway to Cape Cod	Rochester	MA	—	91	288	—	178	91	466	557	(103)	2006
Hillcrest	Rockland	MA	(1,895)	2,034	3,182	—	5	2,034	3,187	5,221	(392)	2011
Old Chatham RV	South Dennis	MA	—	1,760	5,293	—	173	1,760	5,466	7,226	(1,324)	2005
Sturbridge	Sturbridge	MA	—	110	347	—	280	110	627	737	(123)	2006
The Glen	Norwell	MA	—	940	1,680	—	—	940	1,680	2,620	(208)	2011
Fernwood	Capitol Heights	MD	(9,341)	6,556	11,674	—	113	6,556	11,787	18,343	(1,343)	2011
Williams Estates and Peppermint Woods	Middle River	MD	(42,434)	22,774	42,575	—	78	22,774	42,653	65,427	(4,509)	2011
Moody Beach	Moody	ME	—	93	292	—	135	93	427	520	(93)	2006
Pinehirst RV Park	Old Orchard Beach	ME	—	1,942	5,827	—	560	1,942	6,387	8,329	(1,564)	2005
Mt. Desert Narrows	Bar Harbor	ME	—	1,037	3,127	—	106	1,037	3,233	4,270	(549)	2007
Narrows Too	Trenton	ME	—	1,451	4,408	—	43	1,451	4,451	5,902	(759)	2007
Patton Pond	Ellsworth	ME	—	267	802	—	78	267	880	1,147	(157)	2007
Avon on the Lake	Rochester Hills	MI	—	4,435	9,748	—	141	4,435	9,889	14,324	(1,917)	2011
Bear Cave Resort	Buchanan	MI	—	176	516	—	50	176	566	742	(164)	2006
Cranberry Lake	White Lake	MI	—	1,654	8,174	—	59	1,654	8,233	9,887	(1,197)	2011
Fairchild Lake	Chesterfield	MI	—	1,430	7,226	—	61	1,430	7,287	8,717	(1,083)	2011
Ferrand Estates	Wyoming	MI	(8,256)	2,172	6,574	—	29	2,172	6,603	8,775	(1,156)	2011
Grand Blanc Crossing	Grand Blanc	MI	—	1,899	2,787	—	140	1,899	2,927	4,826	(723)	2011
Holly Hills	Holly	MI	—	723	1,703	—	38	723	1,741	2,464	(430)	2011
Lake in the Hills	Auburn Hills	MI	(4,224)	1,792	5,599	—	56	1,792	5,655	7,447	(842)	2011
Oakland Glens	Novi	MI	—	3,653	6,881	—	220	3,653	7,101	10,754	(1,461)	2011
Old Orchard	Davison	MI	—	812	2,814	—	63	812	2,877	3,689	(503)	2011
Royal Estates	Kalamazoo	MI	—	921	3,244	—	54	921	3,298	4,219	(507)	2011
St Clair	St Clair	MI	—	453	1,068	6	244	459	1,312	1,771	(374)	2004
Swan Creek	Ypsilanti	MI	(5,516)	1,844	7,180	—	73	1,844	7,253	9,097	(1,071)	2011
Westbridge Manor	Macomb	MI	—	8,472	13,927	—	330	8,472	14,257	22,729	(2,851)	2011
Westbrook	Macomb	MI	—	2,441	15,057	—	19	2,441	15,076	17,517	(1,887)	2011
Cedar Knolls	Apple Valley	MN	(16,760)	10,021	14,357	—	38	10,021	14,395	24,416	(2,001)	2011

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2012
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/12
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Cimarron Park	Lake Elmo	MN	$(22,396)	$11,097	$23,132	$—	$233	$11,097	$23,365	$34,462	$(2,560)	2011
Rockford Riverview Estates	Rockford	MN	(8,602)	2,959	8,882	—	14	2,959	8,896	11,855	(1,144)	2011
Rosemount Woods	Rosemount	MN	—	4,314	8,932	—	35	4,314	8,967	13,281	(991)	2011
Forest Lake	Advance	NC	—	986	2,325	13	523	999	2,848	3,847	(762)	2004
Goose Creek	Newport	NC	(10,943)	4,612	13,848	750	1,614	5,362	15,462	20,824	(4,498)	2004
Green Mountain Park	Lenoir	NC	—	1,037	3,075	—	203	1,037	3,278	4,315	(721)	2006
Lake Gaston	Littleton	NC	—	130	409	—	144	130	553	683	(124)	2006
Lake Myers RV	Mocksville	NC	—	1,504	4,587	—	162	1,504	4,749	6,253	(1,022)	2006
Scenic	Asheville	NC	(3,541)	1,183	3,511	—	89	1,183	3,600	4,783	(803)	2006
Twin Lakes	Chocowinity	NC	(3,303)	1,709	3,361	—	494	1,709	3,855	5,564	(1,105)	2004
Waterway RV	Cedar Point	NC	(5,454)	2,392	7,185	—	210	2,392	7,395	9,787	(2,184)	2004
Buena Vista	Fargo	ND	—	4,563	14,949	—	123	4,563	15,072	19,635	(1,554)	2011
Meadow Park	Fargo	ND	(2,275)	943	2,907	—	8	943	2,915	3,858	(278)	2011
Sandy Beach RV	Contoocook	NH	(4,769)	1,755	5,265	—	107	1,755	5,372	7,127	(1,341)	2005
Tuxbury Resort	South Hampton	NH	—	3,557	3,910	—	407	3,557	4,317	7,874	(736)	2007
Chestnut Lake	Port Republic	NJ	—	337	796	4	240	341	1,036	1,377	(255)	2004
Lake & Shore	Ocean View	NJ	—	378	1,192	—	791	378	1,983	2,361	(426)	2006
Pine Ridge at Crestwood	Whiting	NJ	(38,638)	17,367	33,127	—	2	17,367	33,129	50,496	(3,827)	2011
Sea Pines	Swainton	NJ	—	198	625	—	254	198	879	1,077	(188)	2006
Bonanza	Las Vegas	NV	(8,516)	908	2,643	—	1,776	908	4,419	5,327	(3,397)	1983
Boulder Cascade	Las Vegas	NV	(8,165)	2,995	9,020	—	2,554	2,995	11,574	14,569	(5,435)	1998
Cabana	Las Vegas	NV	(9,063)	2,648	7,989	—	820	2,648	8,809	11,457	(5,248)	1994
Flamingo West	Las Vegas	NV	(13,652)	1,730	5,266	—	1,602	1,730	6,868	8,598	(4,012)	1994
Las Vegas	Las Vegas	NV	—	1,049	2,473	14	341	1,063	2,814	3,877	(735)	2004
Mountain View - NV	Henderson	NV	(21,719)	16,665	25,915	—	85	16,665	26,000	42,665	(2,609)	2011
Villa Borega	Las Vegas	NV	(9,635)	2,896	8,774	—	1,146	2,896	9,920	12,816	(4,975)	1997
Alpine Lake	Corinth	NY	(13,072)	4,783	14,125	153	670	4,936	14,795	19,731	(3,665)	2005
Brennan Beach	Pulaski	NY	(19,322)	7,325	21,141	—	5,232	7,325	26,373	33,698	(5,877)	2005
Greenwood Village	Manorville	NY	(24,385)	3,667	9,414	484	4,940	4,151	14,354	18,505	(6,417)	1998

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2012
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/12
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Lake George Escape	Lake George	NY	$—	$3,562	$10,708	$—	$697	$3,562	$11,405	$14,967	$(2,937)	2005
Lake George Schroon Valley	Warrensburg	NY	—	540	1,626	—	28	540	1,654	2,194	(270)	2008
Rondout Valley Resort	Accord	NY	—	1,115	3,240	—	570	1,115	3,810	4,925	(766)	2006
The Woodlands	Lockport	NY	—	12,183	39,687	—	110	12,183	39,797	51,980	(4,325)	2011
Kenisee Lake	Jefferson	OH	—	295	696	4	138	299	834	1,133	(214)	2004
Wilmington	Wilmington	OH	—	235	555	3	112	238	667	905	(175)	2004
Bend	Bend	OR	—	733	1,729	10	453	743	2,182	2,925	(559)	2004
Falcon Wood Village	Eugene	OR	(4,803)	1,112	3,426	—	553	1,112	3,979	5,091	(1,982)	1997
Mt. Hood	Welches	OR	—	1,817	5,733	—	217	1,817	5,950	7,767	(2,221)	2002
Pacific City	Cloverdale	OR	—	1,076	2,539	14	1,284	1,090	3,823	4,913	(931)	2004
Quail Hollow	Fairview	OR	—	—	3,249	—	487	—	3,736	3,736	(1,885)	1997
Seaside	Seaside	OR	—	891	2,101	12	534	903	2,635	3,538	(682)	2004
Shadowbrook	Clackamas	OR	(5,837)	1,197	3,693	—	464	1,197	4,157	5,354	(2,137)	1997
South Jetty	Florence	OR	—	678	1,598	9	364	687	1,962	2,649	(471)	2004
Whalers Rest	South Beach	OR	—	754	1,777	10	548	764	2,325	3,089	(579)	2004
Appalachian	Shartlesville	PA	—	1,666	5,044	—	409	1,666	5,453	7,119	(1,100)	2006
Circle M	Lancaster	PA	—	330	1,041	—	343	330	1,384	1,714	(279)	2006
Dutch County	Manheim	PA	—	88	278	—	95	88	373	461	(80)	2006
Gettysburg Farm	Dover	PA	—	111	350	—	113	111	463	574	(93)	2006
Green Acres	Breinigsville	PA	(28,345)	2,680	7,479	—	4,204	2,680	11,683	14,363	(8,173)	1988
Greenbriar Village	Bath	PA	(14,334)	8,359	16,941	—	3	8,359	16,944	25,303	(1,713)	2011
Hershey	Lebanon	PA	—	1,284	3,028	17	860	1,301	3,888	5,189	(1,002)	2004
Lil Wolf	Orefield	PA	(8,421)	5,627	13,593	—	218	5,627	13,811	19,438	(1,362)	2011
Mountain View - PA	Walnutport	PA	(7,113)	3,207	7,182	—	58	3,207	7,240	10,447	(767)	2011
Robin Hill	Lenhartsville	PA	—	1,263	3,786	—	84	1,263	3,870	5,133	(515)	2009
Scotrun	Scotrun	PA	—	153	483	—	179	153	662	815	(132)	2006
Spring Gulch	New Holland	PA	(4,137)	1,593	4,795	—	273	1,593	5,068	6,661	(1,525)	2004
Sun Valley	Bowmansville	PA	—	866	2,601	—	178	866	2,779	3,645	(360)	2009
Timothy Lake North	East Stroudsburg	PA	—	296	933	—	298	296	1,231	1,527	(299)	2006

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2012
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/12
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Timothy Lake South	East Stroudsburg	PA	$—	$206	$649	$—	$27	$206	$676	$882	$(142)	2006
Carolina Landing	Fair Play	SC	—	457	1,078	6	201	463	1,279	1,742	(332)	2004
Inlet Oaks	Murrells Inlet	SC	(4,568)	1,546	4,642	—	183	1,546	4,825	6,371	(1,071)	2006
The Oaks at Point South	Yemassee	SC	—	267	810	—	40	267	850	1,117	(201)	2006
Cherokee Landing	Middleton	TN	—	118	279	2	40	120	319	439	(86)	2004
Natchez Trace	Hohenwald	TN	—	533	1,257	7	282	540	1,539	2,079	(398)	2004
Alamo Palms Resort	Harlingen	TX	—	1,562	7,924	—	—	1,562	7,924	9,486	—	2012
Bay Landing	Bridgeport	TX	—	438	1,033	6	396	444	1,429	1,873	(318)	2004
Colorado River	Columbus	TX	—	466	1,099	6	112	472	1,211	1,683	(329)	2004
Country Sunshine	Weslaco	TX	—	627	1,881	—	832	627	2,713	3,340	(853)	2004
Fun n Sun RV	San Benito	TX	(6,589)	2,533	5,560	412	5,821	2,945	11,381	14,326	(5,544)	1998
Lake Conroe	Willis	TX	—	1,363	3,214	18	1,659	1,381	4,873	6,254	(1,196)	2004
Lake Tawakoni	Point	TX	—	691	1,629	9	279	700	1,908	2,608	(490)	2004
Lake Texoma	Gordonville	TX	—	488	1,151	6	702	494	1,853	2,347	(450)	2004
Lake Whitney	Whitney	TX	—	679	1,602	10	691	689	2,293	2,982	(526)	2004
Lakewood	Harlingen	TX	—	325	979	—	160	325	1,139	1,464	(367)	2004
Medina Lake	Lakehills	TX	—	936	2,208	12	874	948	3,082	4,030	(803)	2004
Paradise Park RV	Harlingen	TX	—	1,568	4,705	—	754	1,568	5,459	7,027	(1,556)	2004
Paradise South	Mercedes	TX	—	448	1,345	—	289	448	1,634	2,082	(470)	2004
Southern Comfort	Weslaco	TX	—	1,108	3,323	—	309	1,108	3,632	4,740	(1,095)	2004
Sunshine RV	Harlingen	TX	—	1,494	4,484	—	990	1,494	5,474	6,968	(1,588)	2004
Tropic Winds	Harlingen	TX	—	1,221	3,809	—	522	1,221	4,331	5,552	(1,524)	2002
Victoria Palms Resort	Harlingen	TX	—	2,849	12,305	—	—	2,849	12,305	15,154	—	2012
All Seasons	Salt Lake City	UT	(3,224)	510	1,623	—	498	510	2,121	2,631	(1,050)	1997
St. George	Hurricane	UT	—	64	264	2	138	66	402	468	(39)	2010
Westwood Village	Farr West	UT	(10,354)	1,346	4,179	—	1,888	1,346	6,067	7,413	(3,015)	1997
Chesapeake Bay	Cloucester	VA	—	1,230	2,900	16	1,036	1,246	3,936	5,182	(987)	2004
Harbor View	Colonial Beach	VA	—	64	202	—	336	64	538	602	(105)	2006
Lynchburg	Gladys	VA	—	266	627	4	169	270	796	1,066	(208)	2004
Meadows of Chantilly	Chantilly	VA	(32,236)	5,430	16,440	—	6,845	5,430	23,285	28,715	(12,852)	1994

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2012
(amounts in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (Improvements)		Gross Amount Carried at Close of Period 12/31/12
Real Estate (1)	Location		Encumbrances	Land	Depreciable Property	Land	Depreciable Property	Land	Depreciable Property	Total	Accumulated Depreciation	Date of Acquisition
Regency Lakes	Winchester	VA	$(9,887)	$9,757	$19,055	$—	$21	$9,757	$19,076	$28,833	$(2,128)	2011
Virginia Landing	Quinby	VA	—	602	1,419	8	173	610	1,592	2,202	(437)	2004
Williamsburg	Williamsburg	VA	—	111	350	—	81	111	431	542	(88)	2006
Birch Bay	Blaine	WA	—	502	1,185	7	83	509	1,268	1,777	(344)	2004
Chehalis	Chehalis	WA	—	590	1,392	8	668	598	2,060	2,658	(504)	2004
Crescent Bar	Quincy	WA	—	314	741	4	202	318	943	1,261	(240)	2004
Grandy Creek	Concrete	WA	—	475	1,425	—	146	475	1,571	2,046	(260)	2008
Kloshe Illahee	Federal Way	WA	(16,697)	2,408	7,286	—	636	2,408	7,922	10,330	(4,016)	1997
La Conner	La Conner	WA	—	600	1,416	8	719	608	2,135	2,743	(561)	2004
Leavenworth	Leavenworth	WA	—	786	1,853	11	452	797	2,305	3,102	(590)	2004
Little Diamond	Newport	WA	—	353	834	5	594	358	1,428	1,786	(287)	2004
Long Beach	Seaview	WA	—	321	758	4	170	325	928	1,253	(231)	2004
Mount Vernon	Bow	WA	—	621	1,464	8	600	629	2,064	2,693	(519)	2004
Oceana	Oceana City	WA	—	283	668	4	82	287	750	1,037	(191)	2004
Paradise	Silver Creek	WA	—	466	1,099	6	214	472	1,313	1,785	(343)	2004
Tall Chief	Fall City	WA	—	314	946	—	201	314	1,147	1,461	(116)	2010
Thunderbird	Monroe	WA	—	500	1,178	7	171	507	1,349	1,856	(356)	2004
Arrowhead	Wisconsin Dells	WI	—	522	1,616	—	340	522	1,956	2,478	(405)	2006
Fremont	Fremont	WI	(3,791)	1,437	4,296	—	478	1,437	4,774	6,211	(1,307)	2004
Plymouth Rock	Elkhart Lake	WI	(6,703)	2,293	6,879	—	294	2,293	7,173	9,466	(925)	2009
Tranquil Timbers	Sturgeon Bay	WI	—	714	2,152	—	255	714	2,407	3,121	(529)	2006
Yukon Trails	Lyndon Station	WI	—	556	1,629	—	171	556	1,800	2,356	(497)	2004
Subtotal of Properties Held for Long Term			(2,069,181)	1,014,140	2,520,744	5,441	412,428	1,019,581	2,933,172	3,952,753	(927,170)
Realty Systems, Inc.			(685)	—	—	—	200,539	—	200,539	200,539	(22,095)	2002
Management Business and other			—	—	436	—	17,789	—	18,225	18,225	(14,392)	1990
			$(2,069,866)	$1,014,140	$2,521,180	$5,441	$630,756	$1,019,581	$3,151,936	$4,171,517	$(963,657)
 _________________________________

(1)	The schedule excludes Properties in which the Company has a non-controlling joint venture interest and accounts for using the equity method of accounting.

(2)	All Properties were acquired, except for Country Place Village, which was constructed.

Schedule III
Equity LifeStyle Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2012
(amounts in thousands)

The changes in total real estate for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011 (1)	2010 (1)
Balance, beginning of year	$4,080,149	$2,584,987	$2,538,215
Acquisitions	18,738	1,431,339	2,796
Improvements	75,260	62,032	48,629
Dispositions and other	(2,630)	1,791	(4,653)
Balance, end of year	$4,171,517	$4,080,149	$2,584,987
_____________________________________

(a)	Certain prior year amounts have been reclassified to conform to the 2012 presentation. These reclassifications had no material effect on the consolidated financial statements.

The changes in accumulated depreciation for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Balance, beginning of year	$813,926	$700,665	$629,768
Depreciation expense (a)	104,917	84,257	70,952
Amortization of in-place leases	45,122	28,479	—
Dispositions and other	(308)	525	(55)
Balance, end of year	$963,657	$813,926	$700,665
________________________

(a)	Includes approximately $6.1 million, $4.3 million and $2.8 million of depreciation from rental operations for the years ended December 31, 2012, 2011 and 2010, respectively.