Form 10-Q
period 2013-03-31
EQUITY LIFESTYLE PROPERTIES INC
filed 2013-05-01
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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
41,661,651 shares of Common Stock as of April 30, 2013.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of March 31, 2013 and December 31, 2012
(amounts in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Investment in real estate:
Land	$1,019,581	$1,019,581
Land improvements	2,626,613	2,624,218
Buildings and other depreciable property	540,485	527,718
	4,186,679	4,171,517
Accumulated depreciation	(990,671)	(963,657)
Net investment in real estate	3,196,008	3,207,860
Cash	81,821	37,140
Notes receivable, net	50,263	53,172
Investment in joint ventures	8,454	8,420
Rent and other customer receivables, net	1,008	1,206
Deferred financing costs, net	19,386	20,696
Retail inventory	1,632	1,569
Deferred commission expense	23,305	22,842
Escrow deposits, goodwill, and other assets, net	44,689	45,321
Total Assets	$3,426,566	$3,398,226
Liabilities and Equity
Liabilities:
Mortgage notes payable	$2,051,435	$2,069,866
Term loan	200,000	200,000
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	63,811	63,736
Deferred revenue – upfront payments from right-to-use contracts	64,019	62,979
Deferred revenue – right-to-use annual payments	16,010	11,088
Accrued interest payable	10,520	10,548
Rents and other customer payments received in advance and security deposits	56,633	55,707
Distributions payable	22,664	—
Total Liabilities	2,485,092	2,473,924
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value 9,945,539 shares authorized as of March 31, 2013 and December 31, 2012; none issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of March 31, 2013 and December 31, 2012 at liquidation value	136,144	136,144
Common stock, $0.01 par value 100,000,000 shares authorized; 41,674,652 and 41,596,655 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	416	416
Paid-in capital	1,014,204	1,012,930
Distributions in excess of accumulated earnings	(273,465)	(287,652)
Accumulated other comprehensive loss	(2,148)	(2,590)
Total Stockholders’ Equity	875,151	859,248
Non-controlling interests – Common OP Units	66,323	65,054
Total Equity	941,474	924,302
Total Liabilities and Equity	$3,426,566	$3,398,226

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended March 31, 2013 and 2012
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended
	March 31, 2013	March 31, 2012
Revenues:
Community base rental income	$105,813	$102,954
Rental home income	4,165	3,043
Resort base rental income	40,739	37,579
Right-to-use annual payments	11,523	11,751
Right-to-use contracts current period, gross	2,831	2,244
Right-to-use contracts, deferred, net of prior period amortization	(1,040)	(607)
Utility and other income	17,165	16,403
Gross revenues from home sales	2,839	2,060
Brokered resale revenues and ancillary services revenues, net	1,796	1,746
Interest income	2,277	2,630
Income from other investments, net	2,480	1,488
Total revenues	190,588	181,291
Expenses:
Property operating and maintenance	56,674	54,442
Rental home operating and maintenance	2,187	1,605
Real estate taxes	12,917	12,522
Sales and marketing, gross	2,361	1,643
Sales and marketing, deferred commissions, net	(463)	(242)
Property management	10,249	9,751
Depreciation on real estate assets and rental homes	26,783	26,099
Amortization of in-place leases	159	18,365
Cost of home sales	2,960	2,216
Home selling expenses	527	333
General and administrative	6,816	6,232
Rent control initiatives and other	232	479
Interest and related amortization	30,252	30,956
Total expenses	151,654	164,401
Income before equity in income of unconsolidated joint ventures and gain on sale of property	38,934	16,890
Equity in income of unconsolidated joint ventures	576	763
Gain on sale of property, net of tax	958	—
Consolidated net income	40,468	17,653
Income allocated to non-controlling interests – Common OP Units	(3,133)	(1,191)
Series A Redeemable Perpetual Preferred Stock Dividends	—	(4,031)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,311)	—
Net income available for Common Shares	$35,024	$12,431

Consolidated net income	$40,468	$17,653
Other comprehensive income:
Adjustment for fair market value of swap	442	(378)
Consolidated comprehensive income	40,910	17,275
Comprehensive income allocated to non-controlling interests – Common OP Units	(3,169)	(1,158)
Series A Redeemable Perpetual Preferred Stock Dividends	—	(4,031)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,311)	—
Comprehensive income attributable to Common Stockholders	$35,430	$12,086

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Quarters Ended March 31, 2013 and 2012
(amounts in thousands, except per share data)
(unaudited)

	Quarters Ended
	March 31, 2013	March 31, 2012
Earnings per Common Share – Basic:
Net income available for Common Shares	$0.84	$0.30
Earnings per Common Share – Fully Diluted:
Net income available for Common Shares	$0.84	$0.30
Distributions declared per Common Share outstanding	$0.50	$0.4375
Weighted average Common Shares outstanding – basic	41,513	41,088
Weighted average Common Shares outstanding – fully diluted	45,530	45,369

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Quarter Ended March 31, 2013
(amounts in thousands)
(unaudited)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2012	$416	$1,012,930	$136,144	$(287,652)	$65,054	$(2,590)	$924,302
Issuance of common stock through exercise of options	—	246	—	—	—	—	246
Issuance of common stock through employee stock purchase plan	—	170	—	—	—	—	170
Compensation expenses related to stock options and restricted stock	—	1,135	—	—	—	—	1,135
Adjustment for fair market value of swap	—	—	—	—	—	442	442
Net income	—	—	2,311	35,024	3,133	—	40,468
Distributions	—	—	(2,311)	(20,837)	(1,864)	—	(25,012)
Other	—	(277)	—	—	—	—	(277)
Balance, March 31, 2013	$416	$1,014,204	$136,144	$(273,465)	$66,323	$(2,148)	$941,474

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended March 31, 2013 and 2012
(amounts in thousands)
(unaudited)

	March 31, 2013	March 31, 2012
Cash Flows From Operating Activities:
Consolidated net income	$40,468	$17,653
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of property, net of tax	(958)	—
Depreciation expense	26,951	26,560
Amortization of in-place leases	159	18,365
Amortization of loan costs	1,398	1,393
Debt premium amortization	(1,504)	(1,719)
Equity in income of unconsolidated joint ventures	(576)	(1,058)
Distributions from unconsolidated joint ventures	478	474
Amortization of stock-related compensation	1,134	1,419
Revenue recognized from right-to-use contract upfront payments	(1,791)	(1,637)
Commission expense recognized related to right-to-use contracts	630	552
Accrued long term incentive plan compensation	(2,113)	272
Provision for uncollectible rents receivable	(42)	61
Changes in assets and liabilities:
Notes receivable, net	471	109
Rent and other customer receivables, net	241	127
Retail inventory	(63)	139
Deferred commission expense	(1,093)	(794)
Escrow deposits, goodwill and other assets	1,435	193
Accrued payroll and other operating expenses	5,072	2,357
Deferred revenue – upfront payments from right-to-use contracts	2,831	2,244
Deferred revenue – right-to-use annual payments	4,922	5,423
Rents received in advance and security deposits	926	324
Net cash provided by operating activities	78,976	72,457
Cash Flows From Investing Activities:
Repayments of notes receivable	3,384	3,632
Issuance of notes receivable	(1,545)	(1,068)
Capital improvements	(17,037)	(14,137)
Net cash used in investing activities	(15,198)	(11,573)
Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	417	251
Distributions:
Common Stockholders	—	(15,162)
Common OP Unitholders	—	(1,732)
Preferred Stockholders	(2,311)	(4,031)
Principal payments and mortgage debt payoff	(16,926)	(7,523)
Other	(277)	—
Debt issuance costs	—	(175)
Net cash used in financing activities	(19,097)	(28,372)
Net increase in cash	44,681	32,512
Cash, beginning of period	37,140	70,460
Cash, end of period	$81,821	$102,972

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Quarters Ended March 31, 2013 and 2012
(amounts in thousands)
(unaudited)

	March 31, 2013	March 31, 2012
Supplemental Information:
Cash paid during the period for interest	$28,911	$29,663
Non-cash activities (increase/(decrease)):
Capital improvements – used homes acquired by repossessions	$599	$1,887
Net repayments of notes receivable – used homes acquired by repossessions	$(599)	$(1,887)
Building and other depreciable property – reclassification of rental homes	$2,474	$560
Escrow deposits and other assets – reclassification of rental homes	$(2,474)	$(560)

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Definition of Terms
Equity LifeStyle Properties, Inc., a Maryland corporation, together with MHC Operating Limited Partnership (the “Operating Partnership”) and other consolidated subsidiaries (“Subsidiaries”) are referred to herein as “we,” “us,” and “our.” Capitalized terms used but not defined herein are as defined in our Annual Report on Form 10-K (“2012 Form 10-K”) for the year ended December 31, 2012.
Basis of Presentation
These unaudited Consolidated Financial Statements have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the 2012 Form 10-K. The following Notes to the Consolidated Financial Statements highlight significant changes to the Notes included in the 2012 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments and estimates necessary for a fair presentation of the interim financial statements, which are of a normal recurring nature. Revenues are subject to seasonal fluctuations and as such, quarterly interim results may not be indicative of full year results.

Note 1 – Summary of Significant Accounting Policies
We follow accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets GAAP, which we follow to ensure that we consistently report our financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (the “Codification”).

(a)	Basis of Consolidation
The accompanying Consolidated Financial Statements include the consolidation of our accounts. We do not have controlling interests in any of our joint ventures, which are therefore treated under the equity method of accounting and not consolidated in our financial statements. The Common OP Unitholders receive an allocation of net income that is based on their respective ownership percentage of the Operating Partnership which is shown in our Consolidated Financial Statements as Non-controlling interests - Common OP Units. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Identified Intangibles and Goodwill
We record acquired intangible assets at their estimated fair value separate and apart from goodwill. We amortize identified intangible assets and liabilities that are determined to have finite lives over the period the assets and liabilities are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. In accordance with the Codification Sub-Topic “Impairment or Disposal of Long Lived Assets” (“FASB ASC 360-10-35”), intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its estimated fair value.
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
As of March 31, 2013 and December 31, 2012, the gross carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits, goodwill and other assets, net” on our consolidated balance sheets, were approximately $12.1 million. As of March 31, 2013 and December 31, 2012, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $1.6 million and $1.5 million as of March 31, 2013 and December 31, 2012, respectively. For each of the quarters ended March 31, 2013 and 2012, amortization expense for the identified intangible assets was approximately $0.1 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)
Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2013	$349
2014	$349
2015	$349
2016	$251
2017	$87

(c)	Restricted Cash
Cash as of March 31, 2013 and December 31, 2012 included approximately $4.9 million of restricted cash for the payment of capital improvements, insurance or real estate taxes.

(d)	Fair Value of Financial Instruments
We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Level 1, 2 and 3). Our financial instruments include notes receivable, accounts receivable, accounts payable, other accrued expenses, interest rate swaps and mortgage notes payable.
Our mortgage notes payable had a fair value of approximately $2.2 billion as of March 31, 2013 and December 31, 2012, respectively, measured using quoted prices and observable inputs from similar liabilities (Level 2). At March 31, 2013 and December 31, 2012, our cash flow hedge of interest rate risk included in accrued payroll and other operating expenses was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. Any adjustments resulting from credit risk are recorded as a change in fair value of derivative and amortization in the current period Consolidated Statements of Income and Comprehensive Income. The fair values of our remaining financial instruments approximate their carrying or contract values.

(e)	Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $21.8 million and $20.5 million at March 31, 2013 and December 31, 2012, respectively.

(f)	Reclassifications
Certain 2012 amounts have been reclassified to conform with 2013 presentation. This reclassification had no material effect on the consolidated balance sheets or statements of income and comprehensive income.

(g)	Recent Accounting Pronouncements
In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The provisions of ASU 2013-02 are effective for annual reporting periods beginning after December 15, 2012. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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
The following table sets forth the computation of basic and diluted earnings per common share for the quarters ended March 31, 2013 and 2012 (amounts in thousands, except per share data):

	Quarters Ended March 31,
	2013	2012
Numerators:
Net Income Available for Common Shares – Fully Diluted:
Net income available for Common Shares – basic	$35,024	$12,431
Amounts allocated to dilutive securities	3,133	1,191
Net income available for Common Shares – fully diluted	$38,157	$13,622
Denominator:
Weighted average Common Shares outstanding – basic	41,513	41,088
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	3,729	3,980
Employee stock options and restricted shares	288	301
Weighted average Common Shares outstanding – fully diluted	45,530	45,369
Earnings per Common Share – Basic:
Net income available for Common Shares	$0.84	$0.30
Earnings per Common Share – Fully Diluted:
Net income available for Common Shares	$0.84	$0.30

Note 3 – Common Stock and Other Equity Related Transactions
On April 1, 2013, we paid a $0.421875 per share distribution on our Depositary Shares (each representing 1/100 of a share of our Series C Preferred Stock) to stockholders of record on March 21, 2013.
On April 12, 2013, we paid a $0.50 per share distribution to common stockholders of record on March 28, 2013.

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
During the year ended December 31, 2012, we closed on the acquisition of Victoria Palms Resort, a 1,122-site property, and Alamo Palms Resort, a 643-site property, for a purchase price of $25.0 million. We acquired both of these Properties from unaffiliated third parties.
During the quarter ended March 31, 2013, we recognized a $1.0 million gain on the sale of property as a result of new tax law that eliminated a previously accrued built-in-gain tax liability related to the disposition of the Cascade property during 2012.
As of March 31, 2013, we had no Properties designated as held for disposition pursuant to FASB ASC 360-10-35.

During the year ended December 31, 2011, we acquired a portfolio of 74 manufactured home communities and one RV resort (the “2011 Acquisition Properties.”) At one 2011 Acquisition Property we own both a fee interest and a leasehold interest. The ground lease contains a purchase option on behalf of the lessee and a put option on behalf of the lessor. The options may be

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Investment in Real Estate (continued)

exercised by either party upon the death of the fee holder. We are the beneficiary of an escrow funded by the seller with approximately 113,793 shares of our common stock. The fair value estimate of the contingent consideration asset at March 31, 2013 is $7.7 million representing an increase of $1.0 million from December 31, 2012. We will revalue the contingent consideration asset as of each reporting date and will recognize in earnings any increase or decrease in fair value of the contingent consideration asset. The escrow provides for distributions of the escrowed stock on a quarterly basis to protect us from future scheduled ground lease payments as well as scheduled increases in the option purchase price over time. On April 1, 2013, we received a distribution of 14,959 shares from the escrow resulting in a share balance of 98,834.

Note 5 – Investment in Joint Ventures
We recorded approximately $0.6 million and $0.8 million (net of approximately $0.3 million of depreciation expense) of equity in income from unconsolidated joint ventures for each of the quarters ended March 31, 2013 and 2012, respectively. We received approximately $0.5 million from such joint ventures, which were classified as a return on capital and included in operating activities on the Consolidated Statements of Cash Flows for each of the quarters ended March 31, 2013 and 2012, respectively.
The following table summarizes our investment in unconsolidated joint ventures (with the number of Properties shown parenthetically as of March 31, 2013 and December 31, 2012):

					Investment as of		JV Income for the Quarters Ended
Investment	Location	Number of Sites	Economic Interest (a)		March 31, 2013	December 31, 2012	March 31, 2013	March 31, 2012
Meadows	Various (2,2)	1,027	50%		$1,102	$916	$286	$265
Lakeshore	Florida (2,2)	342	65%		121	121	65	73
Voyager	Arizona (1,1)	1,706	50%	(b)	7,231	7,195	413	425
Other	Various (0,0)	—	20%		—	188	(188)	—
		3,075			$8,454	$8,420	$576	$763
______________________

(a)	The percentages shown approximate our economic interest as of March 31, 2013. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 25% interest in the utility plant servicing the Property.

Note 6 – Notes Receivable
In certain cases, we make loans to finance the sale of homes to our customers or purchase loans made by others to finance the sale of homes to our customers (referred to as “Chattel Loans”), which loans are secured by the homes. Included in notes receivable, as of March 31, 2013 and December 31, 2012, are approximately $30.7 million and $32.7 million, respectively, in Chattel Loans receivable, which require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of March 31, 2013, the Chattel Loans receivable had a stated per annum average rate of approximately 7.8%, with a yield of 18.2%, and had an average term remaining of approximately 14 years. These loans are recorded net of allowances of approximately $0.4 million as of March 31, 2013 and December 31, 2012. During the quarters ended March 31, 2013 and March 31, 2012, approximately $1.3 million and $1.8 million, respectively, was repaid, and we purchased an additional $0.2 million of loans in each year, and approximately $0.6 million and $1.9 million, respectively, of homes serving as collateral for Chattel Loans were repossessed and converted to rental units. Chattel Loans receivable at March 31, 2013 includes $23.8 million of Chattel Loans acquired in connection with the purchase of the 2011 Acquisition Properties. During 2012, management reviewed the default and asset recovery performance of these loans and determined that the yield of this portfolio should be increased from 17.0% to 21.0% due to the accelerated timing of cash collections and asset recoveries being experienced in the portfolio. No significant changes in the yield were noted during the quarter ended March 31, 2013. Increases in default rates or declines in recovery rates in the future could, if significant, result in an impairment of the loans. Changes in default rates or recovery rates in the future could, if significant, result in future changes to the yield.
We also provide financing for nonrefundable up-front payments on sales of new, or upgrades of existing, right to use contracts (“Contracts Receivable”). As of March 31, 2013 and December 31, 2012, we had approximately $15.6 million and $16.1 million of Contracts Receivable, including allowances of approximately $0.6 million and $0.7 million, respectively. These Contracts Receivable represent loans to customers who have entered into right-to-use contracts. The Contracts Receivable yield interest at a stated per annum average rate of 16%, have a weighted average term remaining of approximately four years and require monthly

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 6 – Notes Receivable (continued)
payments of principal and interest. During the quarters ended March 31, 2013 and March 31, 2012, approximately $1.9 million and $1.8 million, respectively, were repaid and an additional $1.3 million and $0.9 million, respectively, were lent to customers. We periodically review the performance of these loans and do not expect to make significant adjustments to income recognition assumptions due to the small remaining value of the loans.

Note 7 – Borrowing Arrangements
Mortgage Notes Payable
As of March 31, 2013 and December 31, 2012, we had outstanding mortgage indebtedness on Properties held for long term investment of approximately $2,051 million and $2,070 million, respectively. The weighted average interest rate including the impact of premium/discount amortization on this mortgage indebtedness for the quarter ended March 31, 2013 was approximately 5.5% per annum. The debt bears interest at stated rates of 3.9% to 8.9% per annum and matures on various dates ranging from 2013 to 2023. The debt encumbered a total of 170 and 171 of our Properties as of March 31, 2013 and December 31, 2012, respectively, and the carrying value of such Properties was approximately $2,478 million and $2,494 million, respectively, as of such dates.
During the quarter ended March 31, 2013, we paid off one maturing mortgage totaling approximately $8.3 million, with a stated interest rate of 5.3% per annum.
On April 1, 2013, we paid off one maturing mortgage totaling approximately $4.6 million, with a weighted stated interest rate of 7.3% per annum.
Term Loan
Our $200.0 million Term Loan matures on June 30, 2017 and has a one-year extension option, an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty after July 1, 2014. Prior to July 1, 2014, a prepayment penalty of 2% of the amount prepaid would be owed. The spread over LIBOR is variable based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, we also entered into a three year, $200.0 million LIBOR notional Swap Agreement (the “Swap”) allowing us to trade our variable interest rate for a fixed interest rate on the Term Loan. (See Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further information on the accounting for the Swap.)
Unsecured Line of Credit
As of March 31, 2013 and December 31, 2012, our unsecured Line of Credit (“LOC”) had an availability of $380 million of which no amounts were outstanding. On July 20, 2012, we amended our LOC to (i) decrease the per annum interest rate to LIBOR plus a maximum of 1.40% to 2.00%, bearing a facility rate of 0.25% to 0.40%, (ii) extend the maturity of the LOC to September 15, 2016, (iii) lengthen the extension option to one year, and (iv) effect other minor changes. We incurred commitment and arrangement fees of approximately $1.3 million to enter into the amended LOC. Prior to the amendment, our LOC bore interest at a LIBOR rate plus 1.65% to 2.50%, contained a 0.30% to 0.40% facility fee and had a maturity date of September 18, 2015. We had an eight month extension option under the LOC, subject to payment of certain administrative fees and the satisfaction of certain other enumerated conditions.
As of March 31, 2013, we are in compliance with covenants in our borrowing arrangements.

Note 8 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In connection with the Term Loan, we entered into a Swap (See Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for information about the Term Loan related to the Swap) that fixes the underlying LIBOR rate on the Term Loan at 1.11% per annum for the first three years. Based on actual leverage as of March 31, 2013, our spread over LIBOR was 1.95%, resulting in an actual all-in interest rate of 3.06% per annum. We have designated the Swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the quarter ended March 31, 2013.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Derivative Instruments and Hedging Activities (continued)
Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.8 million will be reclassified as an increase to interest expense.
Derivative Instruments and Hedging Activities
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (amounts in thousands).

	Balance Sheet Location	March 31, 2013	December 31, 2012
Interest Rate Swap	Accrued payroll and other operating expenses	$2,148	$2,591
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the quarters ended March 31, 2013 and 2012 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	March 31, 2013	March 31, 2012		March 31, 2013	March 31, 2012
Interest Rate Swap	$7	$800	Interest Expense	$449	$422
We determined that no adjustment was necessary for nonperformance risk on our derivative obligation. As of March 31, 2013, we have not posted any collateral related to this agreement.

Note 9 – Deferred Revenue-Right-to-use Contracts and Deferred Commission Expense
Up-front payments received upon the entry of right-to-use contracts are recognized in accordance with FASB ASC 605. We recognize the up-front non-refundable payments over the estimated customer life, which, based on historical attrition rates, we have estimated to be between one to 31 years. The commissions paid on the entry of right-to-use contracts are deferred and amortized over the same period as the related revenue.
Components of the change in deferred revenue-right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Quarters Ended March 31,
	2013	2012
Deferred revenue – right-to-use contracts, as of January 1,	$62,979	$56,285
Deferral of new right-to-use contracts	2,831	2,244
Deferred revenue recognized	(1,791)	(1,637)
Net increase in deferred revenue	1,040	607
Deferred revenue – right-to-use contracts, as of March 31,	$64,019	$56,892

Deferred commission expense, as of January 1,	$22,842	$19,687
Costs deferred	1,093	794
Commission expense recognized	(630)	(552)
Net increase in deferred commission expense	463	242
Deferred commission expense, as of March 31,	$23,305	$19,929

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 10 – Stock Option Plan and Stock Grants
We account for our stock-based compensation in accordance with the Codification Topic “Compensation – Stock Compensation” (“FASB ASC 718”).
Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended March 31, 2013 and 2012, was approximately $1.1 million and $1.4 million, respectively.
On January 31, 2013, we awarded Restricted Stock Grants for 31,000 shares of common stock at a fair market value of approximately $2.2 million to certain members of the Board of Directors for services rendered in 2012. One-third of the shares of restricted common stock covered by these awards vest on each of December 31, 2013, December 31, 2014, and December 31, 2015.
On February 1, 2013, we awarded Restricted Stock Grants for 34,333 shares of common stock to certain members of our senior management. These Restricted Stock Grants will vest on December 31, 2013. The fair market value of these Restricted Stock Grants was approximately $2.5 million as of the date of grant and is recorded as a compensation expense and paid in capital over the vesting period.
On March 13, 2013, we awarded Restricted Stock Grants for 333 shares of common stock at a fair market value of approximately $24,800 to a member of the Board of Directors for services rendered in 2012. One-third of the shares of restricted common stock covered by these awards vests on each of September 13, 2013, March 13, 2014, and March 13, 2015.
On April 10, 2013, we awarded Restricted Stock Grants for 1,000 shares of common stock to a member of our senior management. These Restricted Stock Grants will vest on December 31, 2013. The fair market value of these Restricted Stock Grants was approximately $80,200 as of the date of grant and is recorded as a compensation expense and paid in capital over the vesting period.

Note 11 – Long-Term Cash Incentive Plan
On January 24, 2013, our Compensation, Nominating and Corporate Governance Committee (the “Committee”) approved a Long-Term Cash Incentive Plan Award (the “2013 LTIP”) to provide a long-term cash bonus opportunity to certain members of our management. The 2013 LTIP was approved by the Committee pursuant to the authority set forth in the Long Term Incentive Plan approved by the Board of Directors on May 15, 2007. The total cumulative payment for all participants (the “Eligible Payment”) is based upon certain performance conditions being met over a three year period ending December 31, 2015.
The Committee has responsibility for administering the 2013 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or events. Our executive officers are not participants in the 2013 LTIP. The Eligible Payment will be paid in cash upon completion of our annual audit for the 2015 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2013 LTIP and, including employer costs, is currently estimated to be approximately $5.8 million. As of March 31, 2013, we had accrued compensation expense of approximately $0.5 million.
The amount accrued for the 2013 LTIP reflects our evaluation of the 2013 LTIP based on forecasts and other available information and is subject to performance in line with forecasts and final evaluation and determination by the Committee. There can be no assurances that our estimates of the probable outcome will be representative of the actual outcome.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies
California Rent Control Litigation
As part of our effort to realize the value of our Properties subject to rent control, we have initiated lawsuits against certain localities in California. Our goal is to achieve a level of regulatory fairness in California’s rent control jurisdictions, and in particular those jurisdictions that prohibit increasing rents to market upon turnover. Such regulations allow tenants to sell their homes for a price that includes a premium above the intrinsic value of the homes. The premium represents the value of the future discounted rent-controlled rents, which is fully capitalized into the prices of the homes sold. In our view, such regulations result in a transfer to the tenants of the value of our land, which would otherwise be reflected in market rents. We have discovered through the litigation process that certain municipalities considered condemning our Properties at values well below the value of the underlying land. In our view, a failure to articulate market rents for sites governed by restrictive rent control would put us at risk for condemnation or eminent domain proceedings based on artificially reduced rents. Such a physical taking, should it occur, could represent substantial lost value to stockholders. We are cognizant of the need for affordable housing in the jurisdictions, but assert that restrictive rent regulation does not promote this purpose because tenants pay to their sellers as part of the purchase price of the home all the future rent savings that are expected to result from the rent control regulations, eliminating any supposed improvement in the affordability of housing. In a more well-balanced regulatory environment, we would receive market rents that would eliminate the price premium for homes, which would trade at or near their intrinsic value. Such efforts include the following matters:
City of San Rafael
We sued the City of San Rafael on October 13, 2000 in the U.S. District Court for the Northern District of California, challenging its rent control ordinance (the “Ordinance”) on constitutional grounds. We believe the litigation was settled by the City’s agreement to amend the ordinance to permit adjustments to market rent upon turnover. The City subsequently rejected the settlement agreement. The Court refused to enforce the settlement agreement, and submitted to a jury the claim that it had been breached. In October 2002, a jury found no breach of the settlement agreement.
Our constitutional claims against the City were tried in a bench trial during April 2007. On April 17, 2009, the Court issued its Order for Entry of Judgment in our favor (the “April 2009 Order”). On June 10, 2009, the Court ordered the City to pay us net fees and costs of approximately $2.1 million. On June 30, 2009, as anticipated by the April 2009 Order, the Court entered final judgment that gradually phased out the City’s site rent regulation scheme that the Court found unconstitutional. Pursuant to the final judgment, existing residents of our Property in San Rafael would be able to continue to pay site rent as if the Ordinance were to remain in effect for a period of 10 years, enforcement of the Ordinance was immediately enjoined with respect to new residents of the Property, and the Ordinance would expire entirely ten years from the June 30, 2009 date of judgment.
The City and the residents’ association (which intervened in the case) appealed, and we cross-appealed. On April 17, 2013, the United States Court of Appeals for the Ninth Circuit issued an opinion in which, among other rulings, it reversed the trial court’s determinations that the Ordinance had unconstitutionally taken our property and that we were entitled to an award of attorneys’ fees and costs, and affirmed the jury verdict that the City had not breached the settlement agreement and affirmed the award to the City of approximately $1.25 million of attorneys’ fees and costs on the settlement agreement claims. We intend to file a petition for rehearing with the Court of Appeals.
City of Santee
In June 2003, we won a judgment against the City of Santee in California Superior Court (Case No. 777094). The effect of the judgment was to invalidate, on state law grounds, two rent control ordinances the City of Santee had enforced against us and other property owners. However, the Court allowed the City to continue to enforce a rent control ordinance that predated the two invalid ordinances (the “Prior Ordinance”). As a result of the judgment we were entitled to collect a one-time rent increase based upon the difference in annual adjustments between the invalid ordinance(s) and the Prior Ordinance and to adjust our base rents to reflect what we could have charged had the Prior Ordinance been continually in effect. The City of Santee appealed the judgment. The City and the Homeowners’ Association of Meadowbrook Estates (“Tenant Association”) also each sued us in separate actions in the California Superior Court (Case Nos. GIE 020887 and GIE 020524) alleging that the rent adjustments pursuant to the judgment violated the Prior Ordinance, sought to rescind the rent adjustments, and sought refunds of amounts paid, and penalties and damages in these separate actions. As a result of further proceedings and a series of appeals and remands, we were required to and did release the additional rents to the Tenant Association’s counsel for disbursement to the tenants, and we have ceased collecting the disputed rent amounts.
The Tenant Association continued to seek damages, penalties and fees in their separate action based on the same claims the City made on the tenants’ behalf in the City’s case. We moved for judgment on the pleadings in the Tenant Association’s case on

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies (continued)
the ground that the Tenant Association’s case was moot in light of the result in the City’s case. On November 6, 2008, the Court granted us motion for judgment on the pleadings without leave to amend. The Tenant Association appealed. In June 2010, the Court of Appeal remanded the case for further proceedings. On remand, on December 12, 2011, the Court granted us motion for summary judgment and denied the Tenant Association’s motion for summary judgment. On January 9, 2012, the Court entered judgment in our favor, specifying that the Tenant Association shall recover nothing. On January 26, 2012, the Court set March 30, 2012 as the date for hearing our motion for attorneys’ fees and the Tenant Associations’ motion to reduce our claim for costs. On March 26, 2012, the Tenant Association filed a notice of appeal. On August 16, 2012, we and the Tenant Association entered a settlement agreement pursuant to which the Tenant Association dismissed its appeal in exchange for our agreement to dismiss our claims for attorneys’ fees and other costs. Because the matter was a class action by the Tenant Association, on January 18, 2013 the Court held a fairness hearing to consider final approval of the settlement, and approved the settlement.
In addition, we sued the City of Santee in United States District for the Southern District of California alleging all three of the ordinances are unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. On October 13, 2010, the District Court: (1) dismissed our claims without prejudice on the ground that they were not ripe because we had not filed and received from the City a final decision on a rent increase petition, and (2) found that those claims are not foreclosed by any of the state court rulings. On November 10, 2010, we filed a notice of appeal from the District Court’s ruling dismissing our claims. On April 20, 2011, the appeal was voluntarily dismissed pursuant to stipulation of the parties.
In order to ripen our claims, we filed a rent increase petition with the City. At a hearing held on October 6, 2011, the City’s Manufactured Home Fair Practices Commission voted to deny that petition, and subsequently entered written findings denying it. We appealed that determination to the Santee City Council, which on January 25, 2012 voted to deny the appeal. In view of that adverse final decision on our rent increase petition, on January 31, 2012 we filed a new complaint in United States District for the Southern District of California alleging that the City’s ordinance effectuates a regulatory and private taking of our property and is unconstitutional under the Fifth and Fourteenth Amendments to the United States Constitution. On April 2, 2012, the City filed a motion to dismiss the new complaint. On December 21, 2012, the Court entered an order in which it: (a) denied the City’s motion to dismiss our private taking and substantive due process claims; (b) granted the City’s motion to dismiss our procedural due process claim as not cognizable because of the availability of a state remedy of a writ of mandamus; and (c) granted the City’s motion to dismiss our regulatory taking claim as being not ripe.
In addition, we also filed in the California Superior Court on February 1, 2012 a petition for a writ of administrative mandamus, and on September 28, 2012 a motion for writ of administrative mandamus, seeking orders correcting and vacating the decisions of the City and its Manufactured Home Fair Practices Commission, and directing that our rent increase petition be granted. On April 5, 2013, the Court denied our petition for writ of administrative mandamus.
Colony Park
On December 1, 2006, a group of tenants at our Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that we had failed to properly maintain the Property and had improperly reduced the services provided to the tenants, among other allegations. We answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case proceeded in Superior Court because our motion to compel arbitration was denied and the denial was upheld on appeal. Trial of the case began on July 27, 2010. After just over three months of trial in which the plaintiffs asked the jury to award a total of approximately $6.8 million in damages, the jury rendered verdicts awarding a total of less than $44,000 to six out of the 72 plaintiffs, and awarding nothing to the other 66 plaintiffs. The plaintiff’s who were awarded nothing filed a motion for a new trial or alternatively for judgment notwithstanding the jury’s verdict, which the Court denied on February 14, 2011. All but three of the 66 plaintiffs to whom the jury awarded nothing have appealed. The briefing on that appeal has been completed, but a date for oral argument remains to be set by the California Court of Appeal.
By orders entered on December 14, 2011, the Superior Court awarded us approximately $2.0 million in attorneys’ fees and other costs jointly and severally against the plaintiffs to whom the jury awarded nothing, and awarded no attorneys’ fees or costs to either side with respect to the six plaintiffs to whom the jury awarded less than $44,000. Plaintiffs have filed an appeal from the approximately $2.0 million award of our attorneys’ fees and other costs.
California Hawaiian
On April 30, 2009, a group of tenants at our California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County alleging that we have failed to properly maintain the Property and have improperly reduced the services provided to the tenants, among other allegations. We moved to compel arbitration and stay the proceedings, to dismiss the case, and to strike portions of the complaint. By order dated October 8, 2009, the Court granted our motion to compel

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies (continued)
arbitration and stayed the court proceedings pending the outcome of the arbitration. The plaintiffs filed with the California Court of Appeal a petition for a writ seeking to overturn the trial court’s arbitration and stay orders. On May 10, 2011, the Court of Appeal granted the petition and ordered the trial court to vacate its order compelling arbitration and to restore the matter to its litigation calendar for further proceedings. On May 24, 2011, we filed a petition for rehearing requesting the Court of Appeal to reconsider its May 10, 2011 decision. On June 8, 2011, the Court of Appeal denied the petition for rehearing. On June 16, 2011, we filed with the California Supreme Court a petition for review of the Court of Appeal’s decision. On August 17, 2011, the California Supreme Court denied the petition for review. Discovery in the case is proceeding. We believe that the allegations in the complaint are without merit, and intend to vigorously defend the litigation.
Hurricane Claim Litigation
On June 22, 2007, we filed suit in the Circuit Court of Cook County, Illinois (Case No. 07CH16548), against our insurance carriers, Hartford Fire Insurance Company, Essex Insurance Company (“Essex”), Lexington Insurance Company and Westchester Surplus Lines Insurance Company (“Westchester”), regarding a coverage dispute arising from losses we suffered as a result of hurricanes that occurred in Florida in 2004 and 2005. We also brought claims against Aon Risk Services, Inc. of Illinois (“Aon”), our former insurance broker, regarding the procurement of our appropriate insurance coverage. We are seeking declaratory relief establishing the coverage obligations of our carriers, as well as a judgment for breach of contract, breach of the covenant of good faith and fair dealing, unfair settlement practices and, as to Aon, for failure to provide ordinary care in the selling and procuring of insurance. The claims involved in this action are approximately $11 million.
In response to motions to dismiss, the trial court dismissed: (1) the requests for declaratory relief as being duplicative of the claims for breach of contract and (2) certain of the breach of contract claims as being not ripe until the limits of underlying insurance policies have been exhausted. On or about January 28, 2008, we filed our Second Amended Complaint (“SAC”), which the insurers answered. In response to the court’s dismissal of the SAC’s claims against Aon, we ultimately filed, on February 2, 2009, a new Count VIII against Aon alleging a claim for breach of contract, which Aon answered. In January 2010, the parties engaged in a settlement mediation, which did not result in a settlement. In June 2010, we filed motions for partial summary judgment against the insurance companies seeking a finding that our hurricane debris cleanup costs are within the extra expense coverage of our excess insurance policies. On December 13, 2010, the Court granted the motion. Discovery is proceeding with respect to various remaining issues, including the amounts of the debris cleanup costs we are entitled to collect pursuant to the Court’s order granting us partial summary judgment.
On August 6, 2012, we were served with motions by Essex and Westchester seeking leave to amend their pleadings, which the Court subsequently allowed, to add affirmative defenses seeking to bar recovery on the alleged ground that the claim we submitted for hurricane-related losses allegedly intentionally concealed and misrepresented that a portion of that claim was not hurricane-related, and to add a counterclaim seeking on the same alleged ground reimbursement of approximately $2.4 million Essex previously paid (the “Additional Affirmative Defenses and Counterclaim”). We believe that the Additional Affirmative Defenses and Counterclaim are without merit, and intend to vigorously contest them. The parties filed motions for partial summary judgment with respect to certain of the claims that remain in the case, on which the court heard oral argument on April 2, 2013 and took under advisement. On April 22, 2013, Essex and Westchester filed an additional motion for summary judgment, which relates to their Additional Affirmative Defenses and Counterclaim, as to which no schedule has been set. The case has been set for trial on August 19, 2013.
We have entered settlements of our claims with certain of the insurers and also received additional payments from certain of the insurers since filing the lawsuit, collectively totaling approximately $7.4 million.
Membership Class Action
On July 29, 2011, we were served with a class action lawsuit in California state court filed by two named plaintiffs, who are husband and wife. Among other allegations, the suit alleges that the plaintiffs purchased a membership in our Thousand Trails network of campgrounds and paid annual dues; that they were unable to make a reservation to utilize one of the campgrounds because, they were told, their membership did not permit them to utilize that particular campground; that we failed to comply with the written disclosure requirements of various states’ membership camping statutes; that we misrepresented that we provide a money-back guaranty; and that we misrepresented that the campgrounds or portions of the campgrounds would be limited to use by members.
Allegedly on behalf of “between 100,000 and 200,000” putative class members, the suit asserts claims for alleged violation of: (1) the California Civil Code §§ 1812.300, et seq.; (2) the Arizona Revised Statutes §§ 32-2198, et seq.; (3) Chapter 222 of the Texas Property Code; (4) Florida Code §§ 509.001, et seq.; (5) Chapter 119B of the Nevada Administrative Code; (6) Business &

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies (continued)
Professions Code §§ 17200, et seq., (7) Business & Professions Code §§ 17500; (8) Fraud - Intentional Misrepresentation and False Promise; (9) Fraud - Omission; (10) Negligent Misrepresentation; and (11) Unjust Enrichment. The complaint seeks, among other relief, rescission of the membership agreements and refund of the member dues of plaintiffs and all others who purchased a membership from or paid membership dues to us since July 21, 2007; general and special compensatory damages; reasonable attorneys’ fees, costs and expenses of suit; punitive and exemplary damages; a permanent injunction against the complained of conduct; and pre-judgment interest.
On August 19, 2011, we filed an answer generally denying the allegations of the complaint, and asserting affirmative defenses. On August 23, 2011, we removed the case from the California state court to the federal district court in San Jose. On July 23, 2012, we filed a motion to deny class certification. On July 24, 2012, the plaintiffs filed a motion for leave to amend their class action complaint to add four additional named plaintiffs. On August 28, 2012, the Court held a hearing on our motion to deny class certification and on the plaintiffs’ motion for leave to amend. Separately, on September 14, 2012, the plaintiffs filed a motion for class certification, on which the Court held a hearing on November 6, 2012.
On March 18, 2013, the Court entered an order denying class certification and denying the plaintiffs’ motion for leave to amend their class action complaint. The individual claims of the two named plaintiffs remain pending. On April 1, 2013, the plaintiffs filed with the United States Court of Appeals for the Ninth Circuit a petition for leave to appeal from the order denying class certification, which is in the briefing stage and remains pending.
Litigation Relating to Potential Acquisition of Certain RV Resorts
On November 9, 2012, we entered a letter of intent with Morgan RV Resorts (“Morgan”), which granted us a right of exclusive dealing and a right of first refusal (“ROFR”) with respect to the purchase of 15 of Morgan’s RV resorts. On December 13, 2012, Sun Communities, Inc. announced in an SEC filing that certain of its affiliates (collectively, “Sun”) had entered into a contract with Morgan to purchase 11 of those same properties, as a result of which we subsequently exercised our ROFR. In a suit initiated by Sun on December 26, 2012 against us and Morgan in the Oakland County (Michigan) Circuit Court, the parties are litigating the issue of who has the right to the properties. On February 12, 2013, Sun announced in an SEC filing that it had closed its purchase from Morgan on ten of the 11 properties at issue.
Other
We are involved in various other legal and regulatory proceedings arising in the ordinary course of business. Such proceedings include, but are not limited to, notices, consent decrees, information requests, and additional permit requirements and other similar enforcement actions by governmental agencies relating to our water and wastewater treatment plants and other waste treatment facilities. Additionally, in the ordinary course of business, our operations are subject to audit by various taxing authorities. Management believes that all proceedings herein described or referred to, taken together, are not expected to have a material adverse impact on us. In addition, to the extent any such proceedings or audits relate to newly acquired Properties, we consider any potential indemnification obligations of sellers in our favor.

Note 13 – Reportable Segments
Operating segments are defined as components of an entity for which separate financial information is available that is evaluated regularly by the chief operating decision maker. The chief operating decision maker evaluates and assesses performance on a monthly basis. Segment operating performance is measured on Net Operating Income (“NOI”). NOI is defined as total operating revenues less total operating expenses. Segments are assessed before interest income, depreciation and amortization of in-place leases.
We have two reportable segments which are: (i) Property Operations and (ii) Home Sales and Rentals Operations. The Property Operations segment owns and operates land lease Properties and the Home Sales and Rentals Operations segment purchases, sells and leases homes at the Properties.
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters ended March 31, 2013 and 2012.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)
The following tables summarize our segment financial information for the quarters ended March 31, 2013 and 2012 (amounts in thousands):
Quarter Ended March 31, 2013

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$178,509	$7,322	$185,831
Operations expenses	(81,738)	(5,674)	(87,412)
Income from segment operations	96,771	1,648	98,419
Interest income	801	1,356	2,157
Depreciation on real estate and rental homes	(24,956)	(1,827)	(26,783)
Amortization of in-place leases	(159)	—	(159)
Income from operations	$72,457	$1,177	73,634
Reconciliation to Consolidated net income
Other revenues			2,600
General and administrative			(6,816)
Interest and related amortization			(30,252)
Rent control initiatives and other			(232)
Equity in income of unconsolidated joint ventures			576
Gain on sale of property, net of tax			958
Consolidated net income			$40,468
Total assets	$3,106,264	$320,302	$3,426,566
Capital improvements	$4,311	$12,726	$17,037
Quarter Ended March 31, 2012

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$171,741	$5,432	$177,173
Operations expenses	(78,116)	(4,154)	(82,270)
Income from segment operations	93,625	1,278	94,903
Interest income	854	1,667	2,521
Depreciation on real estate and rental homes	(24,677)	(1,422)	(26,099)
Amortization of in-place leases	(17,894)	(471)	(18,365)
Income from operations	$51,908	$1,052	52,960
Reconciliation to Consolidated net income
Other revenues			1,597
General and administrative			(6,232)
Interest and related amortization			(30,956)
Rent control initiatives and other			(479)
Equity in income of unconsolidated joint ventures			763
Consolidated net income			$17,653
Total assets	$3,268,224	$224,345	$3,492,569
Capital improvements	$5,464	$8,673	$14,137

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)
The following table summarizes our financial information for the Property Operations segment for the quarters ended March 31, 2013 and 2012 (amounts in thousands):

	Quarters Ended
	March 31, 2013	March 31, 2012
Revenues:
Community base rental income	$105,813	$102,954
Resort base rental income	40,739	37,579
Right-to-use annual payments	11,523	11,751
Right-to-use contracts current period, gross	2,831	2,244
Right-to-use contracts current period, deferred	(1,040)	(607)
Utility income and other	17,165	16,403
Ancillary services revenues, net	1,478	1,417
Total property operations revenues	178,509	171,741
Expenses:
Property operating and maintenance	56,674	54,442
Real estate taxes	12,917	12,522
Sales and marketing, gross	2,361	1,643
Sales and marketing deferred commissions, net	(463)	(242)
Property management	10,249	9,751
Total property operations expenses	81,738	78,116
Income from property operations segment	$96,771	$93,625
The following table summarizes our financial information for the Home Sales and Rentals Operations segment for the quarters ended March 31, 2013 and 2012 (amounts in thousands):

	Quarters Ended
	March 31, 2013	March 31, 2012
Revenues:
Gross revenue from home sales	$2,839	$2,060
Brokered resale revenues, net	318	329
Rental home income (a)	4,165	3,043
Total revenues	7,322	5,432
Expenses:
Cost of home sales	2,960	2,216
Home selling expenses	527	333
Rental home operating and maintenance	2,187	1,605
Total expenses	5,674	4,154
Income from home sales and rentals operations segment	$1,648	$1,278
______________________

(a)	Does not include approximately $10.6 million and $8.1 million for the quarters ended March 31, 2013 and 2012, respectively, of site rental income included in Community base rental income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). We lease individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. We were formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of March 31, 2013, we owned or had an ownership interest in a portfolio of 383 Properties located throughout the United States and Canada containing 142,682 residential sites. These Properties are located in 32 states and British Columbia, with the number of Properties in each state or province shown parenthetically, as follows: Florida (119), California (49), Arizona (41), Texas (17), Michigan (15), Pennsylvania (15), Washington (14), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Indiana (7), Nevada (7), New York (7), Virginia (7), Maine (5), Massachusetts (5), Wisconsin (5), Idaho (4), Illinois (4), Minnesota (4), New Jersey (4), South Carolina (3), Utah (3), Maryland (2), New Hampshire (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1) and British Columbia (1).
This report includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate,” “expect,” “believe,” “project,” “intend,” “may be” and “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements and may include, without limitation, information regarding our expectations, goals or intentions regarding the future, and the expected effect of the recent acquisitions on us. These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to:

•
our ability to control costs, real estate market conditions, the actual rate of decline in customers, the actual use of sites by customers and our success in acquiring new customers at our Properties (including those that it may acquire);

•	our ability to maintain historical rental rates and occupancy with respect to Properties currently owned or that we may acquire;

•	our ability to retain and attract customers renewing, upgrading and entering right-to-use contracts;

•	our assumptions about rental and home sales markets;

•	our ability to manage counterparty risk;

•
in the age-qualified Properties, home sales results could be impacted by the ability of potential home buyers to sell their existing residences as well as by financial, credit and capital markets volatility;

•
results from home sales and occupancy will continue to be impacted by local economic conditions, lack of affordable manufactured home financing and competition from alternative housing options including site-built single-family housing;

•	impact of government intervention to stabilize site-built single family housing and not manufactured housing;

•	effective integration of recent acquisitions and our estimates regarding the future performance of recent acquisitions;

•	unanticipated costs or unforeseen liabilities associated with recent acquisitions;

•	ability to obtain financing or refinance existing debt on favorable terms or at all;

•	the effect of interest rates;

•	the dilutive effects of issuing additional securities;

•	the effect of accounting for the entry of contracts with customers representing a right-to-use the Properties under the Codification Topic “Revenue Recognition;” and

•	other risks indicated from time to time in our filings with the Securities and Exchange Commission.
These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. We are under no obligation to, and expressly disclaims any obligation to, update or alter our forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

The following chart lists the Properties acquired, invested in, or sold since January 1, 2012 through March 31, 2013.

Property	Transaction Date	Sites

Total Sites as of January 1, 2012		141,132
Property or Portfolio (# of Properties in parentheses):
Acquisitions:
Victoria Palms (1)	December 28, 2012	1,122
Alamo Palms Resort (1)	December 28, 2012	643
Expansion Site Development and other:
Sites added (reconfigured) in 2012		(55)
Sites added (reconfigured) in 2013		3
Dispositions:
Cascade (1)	December 7, 2012	(163)
Total Sites as of March 31, 2013		142,682
The gross investment in real estate has increased $107 million to $4,187 million as of March 31, 2013 from $4,080 million as of December 31, 2011.
Outlook
Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Revenues are subject to seasonal fluctuations and as such, quarterly interim results may not be indicative of full fiscal year results.
We have approximately 96,900 annual sites, approximately 9,000 seasonal sites, which are leased to customers generally for three to six months, and approximately 9,600 transient sites, occupied by customers who lease sites on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient sites in 2013 and we consider this revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer’s vacation and travel preferences. Finally, we have approximately 24,100 sites designated as right-to-use sites which are primarily utilized to service the approximately 95,000 customers who have entered into right-to-use contracts. We also have interests in Properties containing approximately 3,100 sites for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of March 31, 2013
Community sites	74,100
Resort sites:
Annual	22,800
Seasonal	9,000
Transient	9,600
Right-to-use (1)	24,100
Joint Ventures (2)	3,100
142,700

__________________________

(1)	Includes approximately 4,400 sites rented on an annual basis.

(2)	Joint Ventures have approximately 2,700 annual sites, approximately 300 seasonal sites and approximately 100 transient sites.
A significant portion of our rental agreements on community sites tie rent increases directly or indirectly to published Consumer Price Index (“CPI”) statistics that are issued from June through September of the year prior to the increase effective date. We currently expect our 2013 Core community base rental income to increase approximately 2.8% compared to 2012. We have already notified 81% of our community site customers of rent increases effective in 2013.
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
We believe the disruption in the site-built housing market has impacted our home sales business. Customers’ inability to sell their existing site-built homes and relocate to their retirement destination has significantly reduced new home sales volumes since

2007. In addition, while the majority of customers historically paid cash to purchase new homes in our communities, we believe the lack of affordable chattel financing is impacting customer purchase decisions in the current economic environment.  Chattel financing options available today include community owner funded programs or third party lender programs which provide subsidized financing to customers and require the community owner to guarantee customer defaults.  Third party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and high interest rates.
In this environment, we believe that customer demand for rentals, which do not require a down payment, is high. We are responding to this by renting our vacant new and used homes. This may represent an attractive source of occupancy if we can transition from renters to new home buyers in the future. We are also focusing on sales of used homes within our manufactured home Properties. Our Core portfolio used home sales during the first quarter of 2013 increased more than 15% over the same quarter of the prior year.
As of March 31, 2013, we had 6,141 occupied manufactured home rentals. For the quarters ended March 31, 2013 and 2012, rental program net operating income was approximately $10.8 million and $8.2 million, respectively, net of rental asset depreciation expense of approximately $1.7 million and $1.4 million, respectively. Approximately $10.6 million and $8.1 million of rental operations revenue was included in community base rental income for the quarters ended March 31, 2013 and 2012, respectively. We believe that, unlike the new home sales business, at this time we compete effectively with other types of rentals (i.e., apartments). We continue to evaluate home rental operations and may continue to invest in additional units.
In our resort Properties, we are focused on engaging with our existing customers and providing them the lifestyle they seek as well as attracting additional customers interested in our Properties. We continue to see growth in our annual revenues. First quarter annual revenues were 3.4% higher than the first quarter of last year. Our customer base is loyal and engaged in the lifestyle we offer in our Properties. We have annual customers who have stayed ten years with us and our member base includes members who have camped with us for more than twenty years. Our social media presence has increased within this member base.

In the spring of 2010, we introduced low-cost membership products that focus on the installed base of almost eight million RV owners. Such products include right-to-use contracts that entitle the customer to use certain Properties. We are offering a Zone Park Pass (“ZPP”), which can be purchased for one to five zones of the United States and require annual payments. Beginning on February 1, 2013, the required annual payments increased from $499 to $525. The ZPP replaces high cost products that were typically entered into at Properties after tours and lengthy sales presentations. Prior to 2010, we incurred significant costs to generate leads, conduct tours and make sales presentations. A single zone ZPP requires no upfront payment while additional zones may be purchased for modest upfront payments. Since inception we have entered into approximately 25,000 ZPPs. For the quarter ended March 31, 2013, we entered into approximately 2,600 ZPPs, or a 100.0% increase from approximately 1,300 ZPPs for the quarter ended March 31, 2012. In 2012, we initiated a program with RV dealers to feature our ZPP as part of the dealers’ sales and marketing efforts. In return, we provide the dealer with a ZPP membership to give to their customers in connection with the purchase of an RV.  Since the inception of the ZPP program with the RV dealers, we have activated 2,558 ZPPs and recorded approximately $0.3 million of revenue through March 31, 2013. While certain RV dealers make up-front cash payments in exchange for the ZPP they bundle with an RV sale, no cash is received from the members during the first year of membership for memberships activated through the RV dealer program. Revenue earned is offset by non-cash membership sales and marketing expenses related to advertising provided by RV dealers.
Existing customers may be offered an upgrade to their right-to-use contract from time-to-time. An upgrade is currently distinguishable from a new right-to-use contract that a customer would enter into by, depending on the type of upgrade, offering (1) increased length of consecutive stay by 50% (i.e., up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of sites at non-membership RV Properties and (5) membership in discount travel programs. Each upgrade contract requires a nonrefundable up-front payment. We may finance the nonrefundable upfront payment under any Agreement.
We actively seek to acquire additional Properties and currently are engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages, which may include contracts outstanding, to acquire certain Properties, which are subject to satisfactory completion of our due diligence review.
Critical Accounting Policies and Estimates
Refer to the 2012 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, notes receivable and accounting for stock compensation. There have been no changes to these policies during the quarter ended March 31, 2013.

Comparison of the Quarter Ended March 31, 2013 to the Quarter Ended March 31, 2012
Income from Property Operations
The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the Total Portfolio for the quarters ended March 31, 2013 and 2012 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2011 and which we have owned and operated continuously since January 1, 2012. Core growth percentages exclude the impact of GAAP deferrals of up-front payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
	2013	2012	Increase/ (Decrease)	% Change	2013	2012	Increase/ (Decrease)	% Change
Community base rental income	$105,813	$102,947	$2,866	2.8%	$105,813	$102,954	$2,859	2.8%
Rental home income	4,162	3,043	1,119	36.8%	4,165	3,043	1,122	36.9%
Resort base rental income	38,504	37,579	925	2.5%	40,739	37,579	3,160	8.4%
Right-to-use annual payments	11,523	11,751	(228)	(1.9)%	11,523	11,751	(228)	(1.9)%
Right-to-use contracts current period, gross	2,831	2,244	587	26.2%	2,831	2,244	587	26.2%
Utility and other income	16,982	16,402	580	3.5%	17,165	16,403	762	4.6%
Property operating revenues, excluding deferrals	179,815	173,966	5,849	3.4%	182,236	173,974	8,262	4.7%

Property operating and maintenance	55,647	54,418	1,229	2.3%	56,674	54,442	2,232	4.1%
Rental home operating and maintenance	2,187	1,614	573	35.5%	2,187	1,605	582	36.3%
Real estate taxes	12,787	12,515	272	2.2%	12,917	12,522	395	3.2%
Sales and marketing, gross	2,361	1,643	718	43.7%	2,361	1,643	718	43.7%
Property operating expenses, excluding deferrals and Property management	72,982	70,190	2,792	4.0%	74,139	70,212	3,927	5.6%
Income from property operations, excluding deferrals and Property management	106,833	103,776	3,057	2.9%	108,097	103,762	4,335	4.2%
Property management	10,249	9,751	498	5.1%	10,249	9,751	498	5.1%
Income from property operations, excluding deferrals	$96,584	$94,025	$2,559	2.7%	$97,848	$94,011	$3,837	4.1%
The 2.8% increase in Core community base rental income primarily reflects a 2.0% increase in rates and a 0.8% increase in occupancy. The average monthly base rent per site increased to $530 in 2013 from $520 in 2012. The average occupancy increased to 89.7% in 2013 from 89.1% in 2012. The increase in property operating and maintenance is primarily due to an increase in landscaping expenses and maintenance supplies.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2013	2012	Increase/ (Decrease)	% Change	2013	2012	Increase/ (Decrease)	% Change
Annual	$22,001	$21,268	$733	3.4%	$23,024	$21,268	$1,756	8.3%
Seasonal	11,298	11,600	(302)	(2.6)%	11,848	11,600	248	2.1%
Transient	5,205	4,711	494	10.5%	5,867	4,711	1,156	24.5%
Resort base rental income	$38,504	$37,579	$925	2.5%	$40,739	$37,579	$3,160	8.4%
The increase in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
The decrease in right-to-use annual payments is primarily due to net attrition in the member base. During the quarter ending March 31, 2013, our member count decreased by 1,700. Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased primarily due to an increase in commissions from a higher volume of upgrade sales and non-cash membership sales and marketing expenses related to advertising provided by RV dealers.

The following growth rate percentages are before property management (amounts in thousands):

	Core Portfolio				Total Portfolio
	2013	2012	Increase/ (Decrease)	% Change	2013	2012	Increase/ (Decrease)	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$176,984	$171,722	$5,262	3.1%	$179,405	$171,730	$7,675	4.5%
Property operating expenses, excluding Sales and marketing, gross	70,621	68,547	2,074	3.0%	71,778	68,569	3,209	4.7%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$106,363	$103,175	$3,188	3.1%	$107,627	$103,161	$4,466	4.3%
The increase in Total Portfolio income from property operations is due primarily to an increase in rates and occupancy in community base rental income and rental home income.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended March 31, 2013 and 2012 (amounts in thousands, except home sales volumes).

	2013	2012	Variance	% Change
Gross revenues from new home sales	$481	$704	$(223)	(31.7)%
Cost of new home sales	(472)	(604)	132	21.9%
Gross profit from new home sales	9	100	(91)	(91.0)%

Gross revenues from used home sales	2,358	1,356	1,002	73.9%
Cost of used home sales	(2,488)	(1,612)	(876)	(54.3)%
Gross loss from used home sales	(130)	(256)	126	49.2%

Brokered resale revenues and ancillary services revenues, net	1,796	1,746	50	2.9%
Home selling expenses	(527)	(333)	(194)	(58.3)%
Income from home sales operations and other	$1,148	$1,257	$(109)	(8.7)%
Home sales volumes
New home sales	10	13	(3)	(23.1)%
Used home sales	366	314	52	16.6%
Brokered home resales	221	263	(42)	(16.0)%
The decrease in income from home sales operations and other is due primarily to a decrease in gross profits per home sale and an increase in home selling expenses due to an increase in used home sales.

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended March 31, 2013 and 2012 (amounts in thousands, except rental unit volumes).

	2013	2012	Variance	% Change
Manufactured homes:
New Home	$5,540	$4,036	$1,504	37.3%
Used Home	9,227	7,130	2,097	29.4%
Rental operations revenue (1)	14,767	11,166	3,601	32.2%
Rental home operating and maintenance	(2,187)	(1,605)	(582)	(36.3)%
Income from rental operations	12,580	9,561	3,019	31.6%
Depreciation on rental homes (2)	(1,745)	(1,401)	(344)	(24.6)%
Income from rental operations, net of depreciation	$10,835	$8,160	$2,675	32.8%

Gross investment in new manufactured home rental units	$112,238	$87,846	$24,392	27.8%
Gross investment in used manufactured home rental units	$77,414	$63,199	$14,215	22.5%

Net investment in new manufactured home rental units	$101,765	$80,622	$21,143	26.2%
Net investment in used manufactured home rental units	$69,392	$58,362	$11,030	18.9%

Number of occupied rentals – new, end of period	2,000	1,473	527	35.8%
Number of occupied rentals – used, end of period	4,141	3,278	863	26.3%
______________________

(1)
Approximately $10.6 million and $8.1 million for the quarters ended March 31, 2013 and 2012, respectively, of site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.
The increase in income from rental operations is due primarily to the increase in the number of rental units and increased occupancy. In the ordinary course of business, we acquire used homes from customers through purchase, lien, sale or abandonment. In a vibrant new home sale market, older homes may be removed from sites and replaced with new homes. In the current environment, however, used homes are rented either in the condition received or after warranted rehabilitation. We continue to evaluate rental units and based on improved market conditions, may invest in new homes.
Other Income and Expenses
The following table summarizes other income and expenses for the quarters ended March 31, 2013 and 2012 (amounts in thousands).

	2013	2012	Variance	% Change
Depreciation on real estate and rental homes	$(26,783)	$(26,099)	$(684)	(2.6)%
Amortization of in-place leases	(159)	(18,365)	18,206	99.1%
Interest income	2,277	2,630	(353)	(13.4)%
Income from other investments, net	2,480	1,488	992	66.7%
General and administrative	(6,816)	(6,232)	(584)	(9.4)%
Rent control initiatives and other	(232)	(479)	247	51.6%
Interest and related amortization	(30,252)	(30,956)	704	2.3%
Total other expenses, net	$(59,485)	$(78,013)	$18,528	23.7%

Amortization of in-place leases decreased due primarily to the expected one-year life of in-place leases. In-place lease amortization in 2013 includes the amortization of in-place leases at two Properties and in 2012 includes the amortization at 75 Properties. Interest income decreased due primarily to a decrease in Chattel Loans receivable. General and administrative increased primarily due to the increase in value of stock awarded to certain directors and professional fees due to certain litigation matters (see Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). Rent control initiatives and other are lower due to decreased activity in the San Rafael legal appeal (see Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q).
Income from other investments, net increased primarily due to the $1.0 million increase in the fair value of the contingent consideration asset established in connection with the 2011 Acquisition Properties. We own both a fee interest and a leasehold interest in a 2,200 site 2011 Acquisition Property. The ground lease contains a purchase option on behalf of the lessee and a put option on behalf of the lessor. The options may be exercised by either party upon the death of the fee holder. We are the beneficiary of an escrow funded by the seller with approximately 113,793 shares of our common stock. The fair value estimate of the contingent consideration asset at March 31, 2013 is $7.7 million. We will revalue the contingent consideration asset as of each reporting date and will recognize in earnings any increase or decrease in fair value of the contingent consideration asset. The escrow provides for distributions of the escrowed stock on a quarterly basis to protect us from future scheduled ground lease payments as well as scheduled increases in the option purchase price over time. On April 1, 2013, we received a distribution of 14,959 shares from the escrow resulting in a share balance of 98,834.

Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, debt service, including principal and interest, capital improvements on properties, purchasing both new and pre-owned homes, acquisitions of new properties, and distributions. We expect these similar demands for liquidity to continue for the short-term and long-term. Our commitment to capital improvements on existing assets is anticipated to be consistent with last year. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our LOC and proceeds from issuance of equity and debt securities. We entered into equity distribution agreements with sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. We have not sold any common stock to date under the equity distribution agreements. In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 9.9 million shares and authorized common stock in an unallocated shelf registration statement which was automatically effective when filed with the SEC.
One of our stated objectives is to maintain financial flexibility.  Achieving this objective allows us to take advantage of strategic opportunities that may arise.  We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates; enables us to meet this objective.  We believe we currently have sufficient liquidity, in the form of $81.8 million in available cash and $380.0 million available on our LOC, to satisfy our near term obligations.
We expect to meet our short-term liquidity requirements, including all distributions, generally through net cash provided by operating activities and availability under our existing LOC. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of dividends and distributions.
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or our additional equity securities, in addition to net cash provided by operating activities. As of March 31, 2013, we had approximately $65.7 million of remaining scheduled debt maturities in 2013 (excluding scheduled principal payments on debt maturing in 2013 and beyond). During April 2013, we paid off one maturing mortgage totaling approximately $4.6 million. We expect to satisfy our 2013 maturities with the existing cash and anticipated operating cash.
The table below summarizes cash flow activity for the quarters ended March 31, 2013 and 2012 (amounts in thousands).

	Quarters Ended March 31,
	2013	2012
Net cash provided by operating activities	$78,976	$72,457
Net cash used in investing activities	(15,198)	(11,573)
Net cash used in financing activities	(19,097)	(28,372)
Net increase in cash	$44,681	$32,512
Operating Activities
Net cash provided by operating activities increased $6.5 million for quarter ended March 31, 2013, as compared to the net cash provided by operating activities for the quarter ended March 31, 2012. The increase in cash provided by operating activities is primarily due to an increase in property operating income.

Investing Activities
Net cash used in investing activities was $15.2 million for the quarter ended March 31, 2013 compared to $11.6 million for the quarter ended March 31, 2012. Significant components of net cash used in investing activities include:

•	We paid approximately $17.0 million related to capital improvements in 2013 compared to $14.1 million in 2012 (see table below).

•
We received approximately $3.4 million of repayments on notes receivable in 2013 compared to $3.6 million in 2012 partially offset by issuances of new notes receivable of $1.5 million in 2013 compared to $1.1 million in 2012 (see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion).

Capital Improvements
The table below summarizes capital improvements activity for the quarters ended March 31, 2013 and 2012 (amounts in thousands).

	Quarters Ended March 31,(1)
	2013	2012
Recurring Cap Ex (2)	$4,080	$4,818
Development (3)	131	532
New home investments	7,267	3,929
Used home investments	5,458	4,744
Total Property	16,936	14,023
Corporate	101	114
Total Capital improvements	$17,037	$14,137
______________________

(1)
Excludes non-cash activity of approximately $0.6 million and $1.9 million of used homes acquired by repossessions of Chattel Loans collateral for both the quarters ended March 31, 2013 and 2012, respectively.

(2)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Development primarily represents costs to improve and upgrade Property infrastructure or amenities.
Financing Activities
Net cash used in financing activities was $19.1 million for the quarter ended March 31, 2013 compared to net cash used in financing activities of $28.4 million for the quarter ended March 31, 2012. Significant components of net cash used in financing activities include:

•
We paid approximately $8.6 million of amortizing principal debt and approximately $8.3 million of maturing mortgages in 2013 (see Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our borrowing arrangements).

•
We paid approximately $2.3 million of distributions in 2013 to preferred stockholders and paid approximately $0.3 million for other, offset by proceeds received of approximately $0.4 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our equity transactions).

•
We paid approximately $7.5 million of amortizing principal debt and paid approximately $0.2 million of debt issuance costs in 2012 (see Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our borrowing arrangements).

•
We paid approximately $20.9 million of distributions in 2012 to common stockholders, common OP unitholders and preferred stockholders offset by proceeds received of approximately $0.3 million from the exercise of stock options and the sale of shares through the employee stock purchase plan.

Contractual Obligations
As of March 31, 2013, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Long Term Borrowings (1)	$2,228,332	$88,616	$160,991	$591,770	$238,484	$302,801	$845,670
Interest Expense (2)	527,008	90,245	111,543	100,603	65,696	54,773	104,148
Operating Lease	14,045	1,251	1,720	1,762	1,790	1,818	5,704
LOC Maintenance Fee (3)	3,947	855	1,140	1,140	812	—	—
Total Contractual Obligations	$2,773,332	$180,967	$275,394	$695,275	$306,782	$359,392	$955,522
Weighted average interest rates	5.51%	5.57%	5.55%	5.54%	5.49%	5.58%	5.46%
 ______________________________

(1)
Balance excludes net premiums of $23.1 million, primarily due to the fair market value adjustment of the assumption of $515.0 million of secured debt from the 2011 Acquisition Properties. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on our secured debt based on obligations outstanding as of March 31, 2013.

(3)	Assumes we will exercise our one year extension option on September 15, 2016 and assumes we will maintain our current leverage ratios as defined by the LOC.
We do not include insurance, property taxes and cancelable contracts in the contractual obligations table above.
We also lease land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054. The majority of the lease terms require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. The Colony Cove Property lease requires escalated payments every three months based on the increase in the purchase option (see further detail below). Minimum future rental payments under the ground leases are approximately $3.4 million in 2013 and approximately $1.9 million in 2014, 2015, 2016 and 2017 and approximately $12.6 million thereafter. The decrease in future minimum rental payments assumes that we will exercise our option to acquire land at the recently acquired Colony Cove Property on January 1, 2014. The option exercise date is subject to certain assumptions and the timing of the option exercise may be before or after January 1, 2014.
With respect to maturing debt, we have staggered the maturities of our long-term mortgage debt over an average of approximately five years, with approximately $591.8 million (which is due in 2015) in principal maturities coming due in any single year. We believe that we will be able to refinance our maturing debt obligations on a secured or unsecured basis; however, to the extent we are unable to refinance our debt as it matures, we believe that we will be able to repay such maturing debt from operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, our future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.
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
Off Balance Sheet Arrangements
As of March 31, 2013, we have no off balance sheet arrangements.

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
We define FFO as net income, computed in accordance with GAAP, excluding gains or actual or estimated losses from sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We receive up-front non-refundable payments from the entry of right-to-use contracts. In accordance with GAAP, the up-front non-refundable payments and related commissions are deferred and amortized over the estimated customer life. Although the NAREIT definition of FFO does not address the treatment of non-refundable right-to-use payments, we believe that it is appropriate to adjust for the impact of the deferral activity in our calculation of FFO. We believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains or actual or estimated losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. We believe that the adjustment to FFO for the net revenue deferral of up-front non-refundable payments and expense deferral of right-to-use contract commissions also facilitates the comparison to other equity REITs.
Normalized Funds from Operations (“Normalized FFO”) is a non-GAAP measure. We define Normalized FFO as FFO excluding the following non-operating income and expense items: a) the financial impact of contingent consideration; b) gains and losses from early debt extinguishment, including prepayment penalties; c) property acquisition and other transaction costs related to mergers and acquisitions; and d) other miscellaneous non-comparable items.

Investors should review FFO and Normalized FFO, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT’s operating performance. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. Normalized FFO presented herein is not necessarily comparable to Normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same methodology for computing this amount. FFO and Normalized FFO do not represent cash generated from operating activities in accordance with GAAP, nor do they represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.
The following table presents a calculation of FFO and Normalized FFO for the quarters ended March 31, 2013 and 2012 (amounts in thousands):

	Quarters Ended March 31,
	2013	2012
Computation of funds from operations:
Net income available for common shares	$35,024	$12,431
Income allocated to common OP units	3,133	1,191
Right-to-use contract upfront payments, deferred, net	1,040	607
Right-to-use contract commissions, deferred, net	(463)	(242)
Depreciation on real estate assets	25,038	24,698
Depreciation on rental homes	1,745	1,401
Amortization of in-place leases	159	18,365
Depreciation on unconsolidated joint ventures	273	295
Gain on sale of property, net of tax	(958)	—
FFO available for common shares	64,991	58,746
Change in fair value of contingent consideration asset	(1,018)	—
Normalized FFO available for common shares	$63,973	$58,746
Weighted average common shares outstanding – fully diluted	45,530	45,369

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates with scheduled maturities from 2013 to 2023. At March 31, 2013, approximately 100% or approximately $2.1 billion of our outstanding secured debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $95.3 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $100.1 million. If interest rates were to increase or decrease by 1%, there would be no effect on interest expense or cash flows as our outstanding secured debt has fixed interest rates.
As of March 31, 2013, none of our outstanding secured debt was short-term. Our $200.0 million Term Loan has variable rates based on LIBOR plus 1.85% to 2.80% per annum, which we fixed the underlying LIBOR rate at 1.11% per annum for the first three years.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of March 31, 2013.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the first quarter of 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Note 12 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors
Except for the following, there have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
We included a risk factor in our 2012 Form 10-K related to our insurance coverage - Some Potential Losses Are Not Covered by Insurance, whereby we disclosed that our then current property and casualty insurance policies were to expire on April 1, 2013 and that we planned to renew those policies. Those policies that were in effect on March 31, 2013, were renewed on April 1, 2013. We have a $100 million loss limit with respect to our all-risk property insurance program including named windstorms, which include, for example, hurricanes. This loss limit is subject to additional sub-limits as set forth in the policy form, including, among others, a $25 million loss limit for an earthquake in California. Policy deductibles primarily range from a $125,000 minimum to 5% per unit of insurance for most catastrophic events. A deductible indicates our maximum exposure, subject to policy limits and sub-limits, in the event of a loss.

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
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: May 1, 2013	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2013	By:	/s/ Paul Seavey
Paul Seavey
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: May 1, 2013	By:	/s/ John Los
John Los
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)