Form 10-Q
period 2013-06-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2013-08-02
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
83,354,463 shares of Common Stock as of August 1, 2013.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of June 30, 2013 and December 31, 2012
(amounts in thousands, except share and per share data (adjusted for stock split))

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Investment in real estate:
Land	$984,224	$984,224
Land improvements	2,573,046	2,565,299
Buildings and other depreciable property	515,801	495,127
	4,073,071	4,044,650
Accumulated depreciation	(1,004,300)	(948,581)
Net investment in real estate	3,068,771	3,096,069
Cash	177,895	37,126
Notes receivable, net	43,078	45,469
Investment in joint ventures	9,519	8,420
Rent and other customer receivables, net	909	1,046
Deferred financing costs, net	19,561	20,620
Retail inventory	2,283	1,569
Deferred commission expense	23,959	22,841
Escrow deposits, goodwill, and other assets, net	55,105	45,214
Assets held for disposition	120,049	119,852
Total Assets	$3,521,129	$3,398,226
Liabilities and Equity
Liabilities:
Mortgage notes payable	$2,122,883	$2,061,610
Term loan	200,000	200,000
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	71,723	63,672
Deferred revenue – upfront payments from right-to-use contracts	65,569	62,979
Deferred revenue – right-to-use annual payments	14,949	11,088
Accrued interest payable	10,144	10,500
Rents and other customer payments received in advance and security deposits	60,988	54,017
Distributions payable	25,020	—
Liabilities held for disposition	10,815	10,058
Total Liabilities	2,582,091	2,473,924
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value 9,945,539 shares authorized as of June 30, 2013 and December 31, 2012; none issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of June 30, 2013 and December 31, 2012 at liquidation value	136,144	136,144
Common stock, $0.01 par value 100,000,000 shares authorized; 83,365,446 and 83,193,310 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	834	832
Paid-in capital	1,014,170	1,012,514
Distributions in excess of accumulated earnings	(276,448)	(287,652)
Accumulated other comprehensive loss	(1,718)	(2,590)
Total Stockholders’ Equity	872,982	859,248
Non-controlling interests – Common OP Units	66,056	65,054
Total Equity	939,038	924,302
Total Liabilities and Equity	$3,521,129	$3,398,226

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended and Six Months Ended June 30, 2013 and 2012
(amounts in thousands, except per share data (adjusted for stock split))
(unaudited)

	Quarters Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Community base rental income	$101,468	$98,336	$202,244	$196,433
Rental home income	3,598	2,786	6,992	5,367
Resort base rental income	33,197	30,408	73,936	67,987
Right-to-use annual payments	12,043	12,221	23,566	23,972
Right-to-use contracts current period, gross	3,361	2,942	6,192	5,186
Right-to-use contracts, deferred, net of prior period amortization	(1,550)	(1,285)	(2,590)	(1,891)
Utility and other income	15,787	17,097	32,470	33,053
Gross revenues from home sales	4,217	1,921	6,913	3,925
Brokered resale revenues and ancillary services revenues, net	932	482	2,727	2,225
Interest income	2,076	1,908	3,974	4,012
Income from other investments, net	1,624	1,567	4,104	3,055
Total revenues	176,753	168,383	360,528	343,324
Expenses:
Property operating and maintenance	58,345	56,882	113,401	109,850
Rental home operating and maintenance	1,487	1,281	3,357	2,694
Real estate taxes	11,888	11,510	24,290	23,367
Sales and marketing, gross	3,333	2,632	5,694	4,275
Sales and marketing, deferred commissions, net	(655)	(655)	(1,118)	(897)
Property management	10,170	9,312	20,303	18,947
Depreciation on real estate assets and rental homes	29,313	25,523	55,333	50,947
Amortization of in-place leases	159	15,650	318	31,265
Cost of home sales	3,919	2,514	6,700	4,681
Home selling expenses	454	399	981	728
General and administrative	6,946	6,810	13,655	12,909
Early debt retirement	1,381	—	1,381	—
Rent control initiatives and other	1,624	367	1,856	846
Interest and related amortization	30,377	30,705	60,500	61,528
Total expenses	158,741	162,930	306,651	321,140
Income from continuing operations before equity in income of unconsolidated joint ventures	18,012	5,453	53,877	22,184
Equity in income of unconsolidated joint ventures	609	492	1,185	1,255
Consolidated income from continuing operations	18,621	5,945	55,062	23,439

Discontinued Operations:
Income from discontinued operations before gain on sale of property	3,165	353	6,233	513
Gain on sale of property, net of tax	—	—	958	—
Consolidated income from discontinued operations	3,165	353	7,191	513
Consolidated net income	21,786	6,298	62,253	23,952

Income allocated to non-controlling interests – Common OP Units	(1,597)	(197)	(4,730)	(1,388)
Series A Redeemable Perpetual Preferred Stock Dividends	—	(4,038)	—	(8,069)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,329)	—	(4,640)	—
Net income available for Common Shares	$17,860	$2,063	$52,883	$14,495

Consolidated net income	$21,786	$6,298	$62,253	$23,952
Other comprehensive income:
Adjustment for fair market value of swap	430	(34)	872	(412)
Consolidated comprehensive income	22,216	6,264	63,125	23,540
Comprehensive income allocated to non-controlling interests – Common OP Units	(1,633)	(195)	(4,802)	(1,353)
Series A Redeemable Perpetual Preferred Stock Dividends	—	(4,038)	—	(8,069)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,329)	—	(4,640)	—
Comprehensive income attributable to Common Stockholders	$18,254	$2,031	$53,683	$14,118
The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Quarters Ended and Six Months Ended June 30, 2013 and 2012
(amounts in thousands, except per share data (adjusted for stock split))
(unaudited)

	Quarters Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Earnings per Common Share – Basic:
Income from continuing operations	$0.18	$0.02	$0.55	$0.17
Income from discontinued operations	$0.04	$0.01	$0.09	$0.01
Net income available for Common Shares	$0.22	$0.03	$0.64	$0.18
Earnings per Common Share – Fully Diluted:
Income from continuing operations	$0.18	$0.02	$0.55	$0.17
Income from discontinued operations	$0.03	$—	$0.08	$—
Net income available for Common Shares	$0.21	$0.02	$0.63	$0.17

Distributions declared per Common Share outstanding	$0.25	$0.2188	$0.50	$0.438
Weighted average Common Shares outstanding – basic	83,021	82,262	83,024	82,220
Weighted average Common Shares outstanding – fully diluted	91,128	90,780	91,110	90,774

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2013
(amounts in thousands; adjusted for stock split)
(unaudited)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2012	$832	$1,012,514	$136,144	$(287,652)	$65,054	$(2,590)	$924,302
Issuance of common stock through exercise of options	1	247	—	—	—	—	248
Issuance of common stock through employee stock purchase plan	1	329	—	—	—	—	330
Compensation expenses related to stock options and restricted stock	—	2,716	—	—	—	—	2,716
Adjustment for fair market value of swap	—	—	—	—	—	872	872
Release of common shares from escrow	—	(1,157)	—	—	—	—	(1,157)
Net income	—	—	4,640	52,883	4,730	—	62,253
Distributions	—	—	(4,640)	(41,679)	(3,728)	—	(50,047)
Other	—	(479)	—	—	—	—	(479)
Balance, June 30, 2013	$834	$1,014,170	$136,144	$(276,448)	$66,056	$(1,718)	$939,038

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012
(amounts in thousands)
(unaudited)

	June 30, 2013	June 30, 2012
Cash Flows From Operating Activities:
Consolidated net income	$62,253	$23,952
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of property, net of tax	(958)	—
Depreciation expense	57,210	53,235
Amortization of in-place leases	318	36,766
Amortization of loan costs	2,749	2,788
Debt premium amortization	(2,895)	(3,435)
Equity in income of unconsolidated joint ventures	(1,185)	(1,838)
Distributions from unconsolidated joint ventures	1,099	1,107
Amortization of stock-related compensation	2,716	3,285
Revenue recognized from right-to-use contract upfront payments	(3,602)	(3,295)
Commission expense recognized related to right-to-use contracts	1,275	1,113
Long term incentive plan compensation	956	390
Provision for uncollectible rents receivable	187	(29)
Changes in assets and liabilities:
Notes receivable, net	306	268
Rent and other customer receivables, net	(28)	257
Retail inventory	(714)	(86)
Deferred commission expense	(2,393)	(2,010)
Escrow deposits, goodwill and other assets	(5,427)	(1,919)
Accrued payroll and other operating expenses	8,966	4,249
Deferred revenue – upfront payments from right-to-use contracts	6,192	5,186
Deferred revenue – right-to-use annual payments	3,861	4,146
Rents received in advance and security deposits	7,186	4,896
Net cash provided by operating activities	138,072	129,026
Cash Flows From Investing Activities:
Investment in joint ventures	(1,120)	—
Repayments of notes receivable	6,494	6,592
Issuance of notes receivable	(4,431)	(2,911)
Capital improvements	(35,850)	(30,560)
Net cash used in investing activities	(34,907)	(26,879)
Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	578	696
Distributions:
Common Stockholders	(16,692)	(33,280)
Common OP Unitholders	(3,728)	(3,462)
Preferred Stockholders	(4,640)	(8,069)
Stock repurchase and Unit redemption	—	(43)
Principal payments and mortgage debt payoff	(45,925)	(78,297)
New mortgage notes payable financing proceeds	110,000	85,500
Debt issuance costs	(1,510)	(667)
Other	(479)	(18)
Net cash provided by (used in) financing activities	37,604	(37,640)
Net increase in cash	140,769	64,507
Cash, beginning of period	37,126	70,460
Cash, end of period	$177,895	$134,967

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Six Months Ended June 30, 2013 and 2012
(amounts in thousands)
(unaudited)

	June 30, 2013	June 30, 2012
Supplemental Information:
Cash paid during the period for interest	$59,210	$58,672
Non-cash activities (increase/(decrease)):
Capital improvements – used homes acquired by repossessions	$1,186	$3,993
Net repayments of notes receivable – used homes acquired by repossessions	$(1,186)	$(3,993)
Building and other depreciable property – reclassification of rental homes	$5,823	$3,091
Escrow deposits and other assets – reclassification of rental homes	$(5,823)	$(3,091)

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
Basis of Presentation
These unaudited Consolidated Financial Statements have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the 2012 Form 10-K. The following notes to the Consolidated Financial Statements highlight significant changes to the notes included in the 2012 Form 10-K and present interim disclosures as required by the SEC. The accompanying Consolidated Financial Statements reflect, in the opinion of management, all adjustments and estimates necessary for a fair presentation of the interim financial statements, which are of a normal, recurring nature. Revenues are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full year results.
On July 15, 2013, we effected a two-for-one stock split of our common stock (see Note 2 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). All Common Operating Partnership Unit share and per share data in the accompanying consolidated financial statements and notes, for all periods presented, have been adjusted to reflect the stock split.

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
The accompanying Consolidated Financial Statements include the consolidation of our accounts. We do not have controlling interests in any of our joint ventures, which are therefore treated under the equity method of accounting and not consolidated in our financial statements. The holders of limited partnership interests in the Operating Partnership (“Common OP Unitholders”) receive an allocation of net income that is based on their respective ownership percentage of the Operating Partnership which is shown in our Consolidated Financial Statements as Non-controlling interests-Common OP Units. All significant intercompany balances and transactions have been eliminated in consolidation.

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
As of June 30, 2013 and December 31, 2012, the gross carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits, goodwill and other assets, net” on our consolidated balance sheets, were approximately $12.1 million. As of June 30, 2013 and December 31, 2012, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $1.7 million and $1.5 million as of June 30, 2013 and December 31, 2012, respectively. For each of the quarters ended June 30, 2013 and 2012, amortization expense for the identified intangible assets was approximately $0.1 million. For each

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)
of the six months ended June 30, 2013 and 2012, amortization expense for the identified intangible assets was approximately $0.2 million.
Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2013	$349
2014	$349
2015	$349
2016	$251
2017	$87

(c)	Restricted Cash
Cash as of June 30, 2013 and December 31, 2012 included approximately $5.2 million and $4.9 million, respectively, of restricted cash for the payment of capital improvements, insurance or real estate taxes.

(d)	Fair Value of Financial Instruments
We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Level 1, 2 and 3). Our financial instruments include notes receivable, accounts receivable, accounts payable, other accrued expenses, interest rate swaps and mortgage notes payable.
Our mortgage notes payable and term loan had a fair value of approximately $2.4 billion as of June 30, 2013 and December 31, 2012, respectively, measured using quoted prices and observable inputs from similar liabilities (Level 2). At June 30, 2013 and December 31, 2012, our cash flow hedge of interest rate risk included in accrued payroll and other operating expenses was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our remaining financial instruments approximate their carrying or contract values.

(e)	Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $23.1 million and $20.5 million at June 30, 2013 and December 31, 2012, respectively.

(f)	Reclassifications

Certain 2012 amounts have been reclassified to conform to 2013 presentation. At June 30, 2013, balance sheet amounts for Properties held for disposition have been reclassified on the Consolidated Balance Sheets to “Assets held for disposition” and “Liabilities held for disposition.” Income statement amounts for Properties held for disposition have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income for all periods presented. In addition, certain prior period disclosures in the accompanying footnotes have been revised to exclude amounts which have been reclassified to discontinued operations. These reclassifications had no material effect on the Consolidated Balance Sheets or Consolidated Statements of Income and Comprehensive Income.

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
On June 25, 2013, management announced a two-for-one split, to be effected by and in the form of a stock dividend, to take effect on July 15, 2013. On July 15, 2013, each common shareholder of record on July 5, 2013, received one additional share of common stock for each share held. The incremental par value was recorded as an increase to the common stock account on our balance sheet to reflect the newly issued shares and such amount was offset by a reduction in the paid-in capital account on our balance sheet. Pursuant to the anti-dilution provision in the Operating Partnership’s Agreement of Limited Partnership, the stock split also affected the common OP units.
The following table sets forth the computation of the basic and diluted earnings per common share, as adjusted for the stock split, for the quarters and six months ended June 30, 2013 and 2012 (amounts in thousands, except per share data):

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerators:
Income from Continuing Operations:
Income from continuing operations	$18,621	$5,945	$55,062	$23,439
Amounts allocated to dilutive securities	(1,337)	(166)	(4,196)	(1,368)
Preferred Stock distributions	(2,329)	(4,038)	(4,640)	(8,069)
Income from continuing operations available to Common Shares – basic	14,955	1,741	46,226	14,002
Amounts allocated to dilutive securities	1,337	197	4,196	1,388
Income from continuing operations available to Common Shares – fully diluted	$16,292	$1,938	$50,422	$15,390
Income from Discontinued Operations:
Income from discontinued operations, net of amounts allocated to dilutive securities-basic and fully diluted	$2,905	$322	$6,657	$493
Net Income Available for Common Shares:
Net income available for Common Shares – basic	$17,860	$2,063	$52,883	$14,495
Amounts allocated to dilutive securities	1,597	197	4,730	1,388
Net income available for Common Shares – fully diluted	$19,457	$2,260	$57,613	$15,883
Denominator:
Weighted average Common Shares outstanding – basic	83,021	82,262	83,024	82,220
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	7,456	7,913	7,456	7,936
Employee stock options and restricted shares	651	605	630	618
Weighted average Common Shares outstanding – fully diluted	91,128	90,780	91,110	90,774

Earnings per Common Share – Basic:
Income from continuing operations	$0.18	$0.02	$0.55	$0.17
Income from discontinued operations	0.04	0.01	0.09	0.01
Net income available for Common Shares	$0.22	$0.03	$0.64	$0.18

Earnings per Common Share – Fully Diluted:
Income from continuing operations	$0.18	$0.02	$0.55	$0.17
Income from discontinued operations	0.03	—	0.08	—
Net income available for Common Shares	$0.21	$0.02	$0.63	$0.17

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Common Stock and Other Equity Related Transactions
On July 1, 2013, we paid a $0.421875 per share distribution on our Depositary Shares (each representing 1/100 of a share of our Series C Preferred Stock) to stockholders of record on June 20, 2013. On April 1, 2013, we paid a $0.421875 per share distribution on our Depositary Shares (each representing 1/100 of a share of our Series C Preferred Stock) to stockholders of record on March 21, 2013.
On July 12, 2013, we paid a $0.25 per share distribution to common stockholders of record on June 28, 2013. On April 12, 2013, we paid a $0.25 per share distribution to common stockholders of record on March 28, 2013.
    On July 15, 2013, a two-for-one stock split of our common stock, effected by and in the form of a stock dividend, was paid to stockholders of record on July 5, 2013.

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
During the six months ended June 30, 2013, we recorded an additional $3.4 million in accumulated depreciation to correct amounts recorded in prior periods related to certain assets.
Acquisitions
All acquisitions have been accounted for utilizing the acquisition method of accounting and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be made within one year following the acquisition and applied retroactively to the date of acquisition.
During the six months ended June 30, 2013, we recognized approximately $1.0 million of gain on the sale of property as a result of a new U.S. Federal tax law that eliminated a previously accrued built-in-gain tax liability related to the disposition of the Cascade property during 2012.
On July 19, 2013, our Operating Partnership entered into a Purchase and Sale Agreement with certain affiliates of Riverside Communities to acquire three manufactured home communities located in the Chicago metropolitan area collectively containing approximately 1,207 sites for a stated purchase price of $102.0 million (the “Acquisition”). We closed on the Acquisition on August 1, 2013 and funded the purchase price with available cash and limited partnership interests in our Operating Partnership. Patrick Waite, our Senior Vice President of Operations, was formerly employed by an affiliate of Riverside Communities, as a result of which he has financial interests in the sale that will result in his receiving approximately $3.4 million in cash upon the closing of the Acquisition. Mr. Waite did not participate in our management’s analysis, decision-making or recommendation to the Board of Directors with respect to the Acquisition. In addition, David Helfand, the founder and CEO of Riverside Communities, served before 2005 in various positions with us, including at various times as our Chief Financial Officer, Chief Executive Officer, and as a member of our Board of Directors. Mr. Helfand is currently Co-President of Equity Group Investments, L.L.C., an entity affiliated with Sam Zell, Chairman of our Board of Directors.
We are the beneficiary of an escrow funded by the seller of the Properties acquired in 2011 with approximately 227,586 shares of our common stock. The escrow provides for distributions of the escrowed stock on a quarterly basis to protect us from future scheduled ground lease payments as well as scheduled increases in the option purchase price over time. On April 1, 2013, we received a distribution of 29,918 shares of our common stock which resulted in a balance at June 30, 2013 of 197,668 shares. We reflected the shares received as a redemption in paid-in capital in the Consolidated Statements of Changes in Equity. The returned shares were canceled and treated as authorized, but not issued and outstanding. In addition, on July 1, 2013, we received a distribution of 30,268 shares of our common stock from the escrow. We revalue the contingent consideration asset as of each reporting date and recognize in earnings any increase or decrease in fair value of the contingent consideration asset. The fair value estimate of the contingent consideration asset at June 30, 2013 is $6.7 million.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Investment in Real Estate (continued)
Dispositions and real estate held for disposition

On May 8, 2013, we entered into a purchase and sale agreement to sell 11 manufactured home communities located in Michigan (the “Michigan Properties”) collectively containing approximately 5,344 sites for a net purchase price of approximately $165.0 million. We closed on ten of the Michigan Properties on July 23, 2013, and expect to close on the eleventh Michigan Property during the third quarter of 2013. We expect to recognize a gain on sale of real estate assets of approximately $41.0 million in the third quarter of 2013. The closing of the disposition of the remaining Michigan Property is subject to customary closing conditions and no assurances can be given that the disposition will be completed in accordance with the anticipated timing or at all.

Pursuant to ASC 360-10-35 we classified the real estate assets and liabilities associated with the Michigan Properties as held for disposition in the Consolidated Balance Sheets as of June 30, 2013.
The following table sets forth the Properties held for disposition as of June 30, 2013:

Property	Location	Sites
Avon on the Lake	Rochester Hills, MI	616
Cranberry Lake	White Lake, MI	328
Fairchild Lake	Chesterfield, MI	344
Ferrand Estates (a)	Wyoming, MI	419
Grand Blanc Crossing	Grand Blanc, MI	478
Holly Hills	Holly, MI	241
Oakland Glens	Novi, MI	724
Old Orchard	Davison, MI	200
Royal Estates	Kalamazoo, MI	183
Westbrook	Macomb, MI	387
Westbridge Manor	Macomb, MI	1,424
Total		5,344
______________________

(a)	We expect to close on this Property during the third quarter of 2013.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Investment in Real Estate (continued)
The major classes of assets and liabilities associated with the real estate held for disposition included in the Consolidated Balance Sheets are as follows (amounts in thousands):

	June 30,	December 31,
	2013	2012
Assets
Investment in real estate
Land	$28,611	$28,611
Building and improvements	101,048	98,255
Accumulated depreciation	(16,609)	(15,077)
Other assets	6,999	8,063
Total assets held for disposition	$120,049	$119,852
Liabilities
Mortgage payable (a)	$8,163	$8,256
Other liabilities	2,652	1,802
Total liabilities held for disposition	$10,815	$10,058
______________________

(a)	Includes approximately $0.4 million debt premium adjustment as of June 30, 2013 and December 31, 2012.
FASB ASC 360 requires that assets classified as held for disposition be carried at the lesser of their carrying amount or estimated fair value, less estimated selling costs. Since these assets were under contract for more than their carrying amount, as of June 30, 2013, we carry them at the carrying amount.
Results of operations for Properties held for disposition have been presented separately as discontinued operations for all periods presented in the Consolidated Statements of Income and Comprehensive Income. The following table summarizes the components of income and expense relating to discontinued operations for the quarters and six months ended June 30, 2013 and 2012 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Community base rental home income	$5,080	$4,861	$10,117	$9,718
Rental income	849	572	1,620	1,034
Utility and other income	515	485	997	932
Discontinued property operating revenues	6,444	5,918	12,734	11,684
Property operating expenses	2,473	2,148	4,923	4,479
Income from discontinued property operations	3,971	3,770	7,811	7,205
Loss from home sales operations	(40)	(46)	(75)	(40)
Other income and expenses	(635)	(3,238)	(1,243)	(6,386)
Interest and amortization	(131)	(133)	(260)	(266)
Discontinued operations, net	$3,165	$353	$6,233	$513

Note 5 – Investment in Joint Ventures
We recorded approximately $1.2 million and $1.3 million (net of approximately $0.5 million and $0.6 million of depreciation expense) of equity in income from unconsolidated joint ventures for each of the six months ended June 30, 2013 and 2012, respectively. We received approximately $1.1 million from such joint ventures, which were classified as a return on capital and included in operating activities on the Consolidated Statements of Cash Flows for each of the six months ended June 30, 2013 and 2012.
    On April 19, 2013, we entered into an agreement with an unaffiliated third party to create a new joint venture named ECHO Investments, LLC (“ECHO financing”). We entered into ECHO financing in order to offer another financing option to purchasers of homes at our Properties. Each party to the venture made an initial contribution of $1.0 million in exchange for a pro rata ownership interest in the joint venture, which resulted in us owning 50% of ECHO financing. We account for our investment in ECHO financing using the equity method of accounting, since we do not have a controlling direct or indirect voting interest, but we can exercise significant influence with respect to its operations and major decisions.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Investment in Joint Ventures (continued)
The following table summarizes our investment in unconsolidated joint ventures (with the number of Properties shown parenthetically as of June 30, 2013 and December 31, 2012):

					Investment as of		JV Income for the Six Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		June 30, 2013	December 31, 2012	June 30, 2013	June 30, 2012
Meadows	Various (2,2)	1,027	50%		$1,175	$916	$532	$511
Lakeshore	Florida (2,2)	342	65%		125	121	141	118
Voyager	Arizona (1,1)	1,706	50%	(b)	7,099	7,195	699	632
Other	Various (0,0)	—	20%		—	188	(187)	(6)
ECHO financing	Various (0,0)	—	50%		1,120	—	—	—
		3,075			$9,519	$8,420	$1,185	$1,255
______________________

(a)	The percentages shown approximate our economic interest as of June 30, 2013. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 25% interest in the utility plant servicing the Property.

Note 6 – Notes Receivable

In certain cases, we make loans to finance the sale of homes to our customers or purchase loans made by others to finance the sale of homes to our customers (referred to as “Chattel Loans”). The Chattel Loans receivable require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of June 30, 2013 and December 31, 2012, we had approximately $23.1 million and $25.0 million, respectively, of these Chattel Loans included in notes receivable for Properties held for long term investment. In addition, as of June 30, 2013 and December 31, 2012, we had approximately $6.5 million and $7.7 million, respectively, of these Chattel Loans included in notes receivable for Properties held for disposition. As of June 30, 2013, the Chattel Loans receivable had a stated per annum average rate of approximately 7.8%, with a yield of 18.6%, and had an average term remaining of approximately 13 years. These Chattel Loans are recorded net of allowances of approximately $0.4 million as of June 30, 2013 and December 31, 2012. During the six months ended June 30, 2013 and June 30, 2012, approximately $2.6 million and $2.9 million, respectively, were repaid, and we issued an additional $1.1 million and $0.3 million of loans, respectively. In addition, during the six months ended June 30, 2013 and June 30, 2012 approximately $1.2 million and $4.0 million, respectively, of homes serving as collateral for Chattel Loans were repossessed and converted to rental units. Chattel Loans receivable at June 30, 2013 includes $22.1 million of Chattel Loans with deteriorated credit quality at Properties acquired in 2011. No significant changes in the yield were noted during the six months ended June 30, 2013. Increases in default rates or declines in recovery rates in the future could, if significant, result in an impairment of the loans. Changes in default rates or recovery rates in the future could, if significant, result in future changes to the yield.
We also provide financing for nonrefundable upgrades of new or existing right to use contracts (“Contracts Receivable”). As of June 30, 2013 and December 31, 2012, we had approximately $16.1 million of Contracts Receivable, including allowances of approximately $0.6 million and $0.7 million, respectively. These Contracts Receivable represent loans to customers who have entered into right-to-use contracts. The Contracts Receivable yield interest at a stated per annum average rate of 16%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the six months ended June 30, 2013 and June 30, 2012, approximately $3.8 million and $3.7 million, respectively, were repaid and an additional $3.3 million and $2.6 million, respectively, were lent to customers. We periodically review the performance of these loans and do not expect to make significant adjustments to income recognition assumptions due to the small remaining value of the loans.

Note 7 – Borrowing Arrangements
Mortgage Notes Payable
As of June 30, 2013 and December 31, 2012, we had outstanding mortgage indebtedness on Properties held for long term investment of approximately $2,123 million and $2,062 million, respectively, and approximately $8.2 million and $8.3 million, respectively, on Properties held for disposition (including $0.4 million of debt premium adjustment). The weighted average interest rate including the impact of premium/discount amortization on this mortgage indebtedness for the six months ended June 30, 2013 was approximately 5.5% per annum. The debt bears interest at stated rates of 3.9% to 8.9% per annum and matures on various dates ranging from 2013 to 2023. The debt encumbered a total of 177 and 170 of our Properties as of June 30, 2013 and December 31, 2012, respectively, and the carrying value of such Properties was approximately $2,547 million and $2,485 million, respectively, as of such dates.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 7 – Borrowing Arrangements (continued)
During the six months ended June 30, 2013, we paid off four mortgages totaling approximately $29.8 million, with a weighted average interest rate of 5.7% per annum. In connection with two of these transactions, we incurred an aggregate of $1.4 million in defeasance costs associated with the early retirement of those mortgages.
During the quarter ended June 30, 2013, we closed on a $110.0 million loan. This loan is secured by a portfolio of RV properties, matures in 2023 and bears a stated interest rate of 4.87% per annum. During the term of the loan, we will be subject to customary affirmative and negative covenants.
On July 1, 2013, the proceeds from the new loan, along with available cash, were used to pay off six mortgages with maturity dates in 2015. The retired loans had an outstanding principal balance of approximately $120.0 million, with a weighted average interest rate of 5.7% per annum. In connection with these mortgage payoffs, we incurred an aggregate of $15.0 million in defeasance costs associated with the early retirement of these mortgages.
On July 18, 2013, in connection with the disposition of our Michigan Properties (see Note 4 in the Notes to Consolidated Financial Statements in this Form 10-Q), we paid off the mortgage on one manufactured home community, which was scheduled to mature in 2020, for approximately $7.8 million with a stated interest rate of 7.2% per annum. In addition, we paid a prepayment fee of $1.45 million to be reimbursed upon closing of the remaining Michigan Property during the third quarter of 2013.
On July 30, 2013, we closed on a loan of $70.5 million secured by two manufactured home communities and bears a stated interest rate of 4.35% per annum maturing in 2038. During the term of the loan, we will be subject to customary affirmative and negative covenants. The loan proceeds and available cash were used to defease approximately $20.9 million of debt maturing in 2015, with a weighted average rate of 6.3% per annum, which was secured by three manufactured home communities. We paid approximately $2.8 million in defeasance costs associated with the early retirement of these mortgages.
On August 1, 2013, we closed five loans totaling approximately $166.6 million in proceeds, which are secured by seven manufactured home communities and have a weighted average interest rate of 4.25% per annum, with $115.0 million maturing in 2028 and the remainder maturing in 2038. During the term of the loans, we will be subject to customary affirmative and negative covenants. We also used loan proceeds and available cash to defease $154.5 million of debt maturing in 2015, which was secured by 18 manufactured home communities and had a weighted average interest rate of 5.56% per annum. We paid an aggregate of approximately $18.9 million in defeasance costs associated with the early retirement of that debt. We also repaid $60.7 million of debt maturing in 2013, which had a weighted average interest rate of 6.02% per annum and constituted the remainder of our 2013 maturities.

Term Loan
Our $200.0 million Term Loan (the “Term Loan”) matures on June 30, 2017 and has a one-year extension option, an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty after July 1, 2014. Prior to July 1, 2014, a prepayment penalty of 2% of the amount prepaid would be owed. The spread over LIBOR is variable based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, we also entered into a three year, $200.0 million LIBOR notional Swap Agreement (the “Swap”) allowing us to trade our variable interest rate for a fixed interest rate on the Term Loan. (see Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further information on the accounting for the Swap.)
Unsecured Line of Credit
As of June 30, 2013 and December 31, 2012, our unsecured Line of Credit (“LOC”) had an availability of $380 million of which no amounts were outstanding. Our amended LOC bears a LIBOR rate plus a maximum of 1.40% to 2.00%, contains a 0.25% to 0.40% facility rate and has a maturity date of September 15, 2016. We have a one year extension option under our LOC. We incurred commitment and arrangement fees of approximately $1.3 million to enter into the amended LOC in 2012, subject to payment of certain administrative fees and the satisfaction of certain other enumerated conditions.
As of June 30, 2013, we are in compliance with covenants in our borrowing arrangements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In connection with the Term Loan, we entered into a Swap (see Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for information about the Term Loan related to the Swap) that fixes the underlying LIBOR rate on the Term Loan at 1.11% per annum for the first three years. Based on actual leverage as of June 30, 2013, our spread over LIBOR was 1.95%, resulting in an actual all-in interest rate of 3.06% per annum. We have designated the Swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the quarter and six months ended June 30, 2013.
Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $1.9 million will be reclassified as an increase to interest expense.
Derivative Instruments and Hedging Activities
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (amounts in thousands).

	Balance Sheet Location	June 30, 2013	December 31, 2012
Interest Rate Swap	Accrued payroll and other operating expenses	$1,719	$2,591
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the quarters ended June 30, 2013 and 2012 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Interest Rate Swap	$27	$471	Interest Expense	$457	$437
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2013 and 2012 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Interest Rate Swap	$34	$1,271	Interest Expense	$906	$859
We determined that no adjustment was necessary for nonperformance risk on our derivative obligation. As of June 30, 2013, we have not posted any collateral related to this agreement.

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
Components of the change in deferred revenue-right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	Six Months Ended June 30,
	2013	2012
Deferred revenue – right-to-use contracts, as of January 1,	$62,979	$56,285
Deferral of new right-to-use contracts	6,192	5,186
Deferred revenue recognized	(3,602)	(3,295)
Net increase in deferred revenue	2,590	1,891
Deferred revenue – right-to-use contracts, as of June 30,	$65,569	$58,176

Deferred commission expense, as of January 1,	$22,841	$19,687
Costs deferred	2,393	2,010
Commission expense recognized	(1,275)	(1,113)
Net increase in deferred commission expense	1,118	897
Deferred commission expense, as of June 30,	$23,959	$20,584

Note 10 – Stock Option Plan and Stock Grants
We account for our stock-based compensation in accordance with the Codification Topic “Compensation – Stock Compensation” (“FASB ASC 718”).
Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended June 30, 2013 and 2012 was approximately $1.6 million and $1.9 million, respectively, and for the six months ended June 30, 2013 and 2012, was approximately $2.7 million and $3.3 million, respectively.
On January 31, 2013, we awarded Restricted Stock Grants for 31,000 shares of common stock at a fair market value of approximately $2.2 million to certain members of the Board of Directors for services rendered in 2012. One-third of the shares of restricted common stock covered by these awards vest on each of December 31, 2013, December 31, 2014, and December 31, 2015. The fair market value of our restricted stock grants is recorded as compensation expense and paid in capital over the vesting period.
On February 1, 2013, we awarded Restricted Stock Grants for 34,333 shares of common stock at a fair market value of $2.5 million to certain members of our senior management. These Restricted Stock Grants will vest on December 31, 2013.
On March 13, 2013, we awarded Restricted Stock Grants for 333 shares of common stock at a fair market value of approximately $24,800 to a member of the Board of Directors for services rendered in 2012. One-third of the shares of restricted common stock covered by these awards vests on each of September 13, 2013, March 13, 2014, and March 13, 2015.
On April 10, 2013, we awarded Restricted Stock Grants for 1,000 shares of common stock at a fair market value of $80,200 to a member of our senior management. These Restricted Stock Grants will vest on December 31, 2013.
On May 8, 2013, we awarded Restricted Stock Grants for 20,000 shares of common stock at a fair market value of approximately $1.7 million to certain members of the Board of Directors. One-third of the shares of restricted common stock covered by these awards vest on each of November 8, 2013, May 8, 2014, and May 8, 2015.

Note 11 – Long-Term Cash Incentive Plan
On January 24, 2013, our Compensation, Nominating and Corporate Governance Committee (the “Committee”) approved a Long-Term Cash Incentive Plan Award (the “2013 LTIP”) to provide a long-term cash bonus opportunity to certain members of our management. The 2013 LTIP was approved by the Committee pursuant to the authority set forth in the Long Term Cash Incentive Plan approved by the Board of Directors on May 15, 2007. The total cumulative payment for all participants (the “Eligible Payment”) is based upon certain performance conditions being met over a three year period ending December 31, 2015.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 11 – Long-Term Cash Incentive Plan (continued)
The Committee has responsibility for administering the 2013 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or event. Our executive officers are not participants in the 2013 LTIP. The Eligible Payment will be paid in cash upon completion of our annual audit for the 2015 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2013 LTIP and, including employer costs, is currently estimated to be approximately $5.8 million. For the quarter and six months ended June 30, 2013, we had accrued compensation expense of approximately $0.5 million and $1.0 million, respectively.
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
The City and the residents’ association (which intervened in the case) appealed, and we cross-appealed. On April 17, 2013, the United States Court of Appeals for the Ninth Circuit issued an opinion in which, among other rulings, it reversed the trial court’s determinations that the Ordinance had unconstitutionally taken our property and that we were entitled to an award of attorneys’ fees and costs, and affirmed the jury verdict that the City had not breached the settlement agreement and affirmed the award to the City of approximately $1.25 million of attorneys’ fees and costs on the settlement agreement claims. On May 1, 2013, we filed with the Court of Appeals a petition for panel rehearing and rehearing en banc, which was denied on June 3, 2013. On June 26, 2013, the Court of Appeals’ mandate issued. We intend to file a petition for review by the U.S. Supreme Court, which is due to be filed on September 3, 2013.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies (continued)
During the quarter ended June 30, 2013, we accrued approximately $1.4 million related to the ruling of the Court of Appeals. On July 10, 2013, we paid to the City $1.27 million to satisfy, including interest, the attorneys’ fees and costs judgment affirmed by the Court of Appeals. The City has also requested an additional award of approximately $0.13 million for attorney’s fees on appeal, the amount of which we have contested and remains to be determined.
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
In addition, we also filed in the California Superior Court on February 1, 2012 a petition for a writ of administrative mandamus, and on September 28, 2012 a motion for writ of administrative mandamus, seeking orders correcting and vacating the decisions of the City and its Manufactured Home Fair Practices Commission, and directing that our rent increase petition be granted. On April 5, 2013, the Court denied our petition for writ of administrative mandamus. On June 3, 2013, we filed an appeal to the California Court of Appeal from the denial of our petition for writ of administrative mandamus.

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
By orders entered on December 14, 2011, the Superior Court awarded us approximately $2.0 million in attorneys’ fees and other costs jointly and severally against the plaintiffs to whom the jury awarded nothing, and awarded no attorneys’ fees or costs to either side with respect to the six plaintiffs to whom the jury awarded less than $44,000. Plaintiffs have filed an appeal from the approximately $2.0 million award of our attorneys’ fees and other costs, on which the briefing has been completed but a date for oral argument remains to be set by the California Court of Appeal.
California Hawaiian
On April 30, 2009, a group of tenants at our California Hawaiian Property in San Jose, California filed a complaint in the California Superior Court for Santa Clara County alleging that we have failed to properly maintain the Property and have improperly reduced the services provided to the tenants, among other allegations. We moved to compel arbitration and stay the proceedings, to dismiss the case, and to strike portions of the complaint. By order dated October 8, 2009, the Court granted our motion to compel arbitration and stayed the court proceedings pending the outcome of the arbitration. The plaintiffs filed with the California Court of Appeal a petition for a writ seeking to overturn the trial court’s arbitration and stay orders. On May 10, 2011, the Court of Appeal granted the petition and ordered the trial court to vacate its order compelling arbitration and to restore the matter to its litigation calendar for further proceedings. On May 24, 2011, we filed a petition for rehearing requesting the Court of Appeal to reconsider its May 10, 2011 decision. On June 8, 2011, the Court of Appeal denied the petition for rehearing. On June 16, 2011, we filed with the California Supreme Court a petition for review of the Court of Appeal’s decision. On August 17, 2011, the California Supreme Court denied the petition for review. Discovery in the case is proceeding. The case has been set for trial on November 4, 2013. We believe that the allegations in the complaint are without merit, and intend to vigorously defend the litigation.
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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 12 – Commitments and Contingencies (continued)
On August 6, 2012, we were served with motions by Essex and Westchester seeking leave to amend their pleadings, which the Court subsequently allowed, to add affirmative defenses seeking to bar recovery on the alleged ground that the claim we submitted for hurricane-related losses allegedly intentionally concealed and misrepresented that a portion of that claim was not hurricane-related, and to add a counterclaim seeking on the same alleged ground reimbursement of approximately $2.4 million Essex previously paid (the “Additional Affirmative Defenses and Counterclaim”). We believe that the Additional Affirmative Defenses and Counterclaim are without merit, and intend to vigorously contest them. The parties filed motions for partial summary judgment with respect to certain of the claims that remain in the case, on which the court heard oral argument on April 2, 2013 and took under advisement. On April 22, 2013, Essex and Westchester filed an additional motion for summary judgment, which relates to their Additional Affirmative Defenses and Counterclaim, on which the court heard oral arguments on June 27, 2013 and took under advisement. The case has been set for trial on December 2, 2013.
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
On March 18, 2013, the Court entered an order denying class certification and denying the plaintiffs’ motion for leave to amend their class action complaint. The individual claims of the two named plaintiffs remain pending. On April 1, 2013, the plaintiffs filed with the United States Court of Appeals for the Ninth Circuit a petition for leave to appeal from the order denying class certification. On May 15, 2013, the plaintiffs withdrew their petition for leave to appeal.
Litigation Relating to Potential Acquisition of Certain RV Resorts
On November 9, 2012, we entered a letter of intent with Morgan RV Resorts (“Morgan”), which granted us a right of exclusive dealing and a right of first refusal (“ROFR”) with respect to the purchase of 15 of Morgan’s RV resorts. On December 13, 2012, Sun Communities, Inc. announced in an SEC filing that certain of its affiliates (collectively, “Sun”) had entered into a contract with Morgan to purchase 11 of those same properties, as a result of which we subsequently exercised our ROFR. In a suit initiated by Sun on December 26, 2012 against us and Morgan in the Oakland County (Michigan) Circuit Court, the parties are litigating the issue of who has the right to the properties. On February 12, 2013, Sun announced in an SEC filing that it had closed its purchase from Morgan on ten of the 11 properties at issue. The case has been set for trial on December 2, 2013.

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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters or six months ended June 30, 2013 or 2012.
The following tables summarize our segment financial information for the quarters ended June 30, 2013 and 2012 (amounts in thousands):
Quarter Ended June 30, 2013

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$164,940	$8,113	$173,053
Operations expenses	(83,081)	(5,860)	(88,941)
Income from segment operations	81,859	2,253	84,112
Interest income	932	1,025	1,957
Depreciation on real estate and rental homes	(27,599)	(1,714)	(29,313)
Amortization of in-place leases	(159)	—	(159)
Income from operations	$55,033	$1,564	56,597
Reconciliation to Consolidated net income
Other revenues			1,743
General and administrative			(6,946)
Interest and related amortization			(30,377)
Early debt retirement			(1,381)
Rent control initiatives and other			(1,624)
Equity in income of unconsolidated joint ventures			609
Discontinued operations			3,165
Consolidated net income			$21,786

Assets held for use	$3,104,484	$296,596	$3,401,080
Assets held for disposition			$120,049
Total assets			$3,521,129

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

Quarter Ended June 30, 2012

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$159,870	$5,038	$164,908
Operations expenses	(79,681)	(4,194)	(83,875)
Income from segment operations	80,189	844	81,033
Interest income	782	1,015	1,797
Depreciation on real estate and rental homes	(24,149)	(1,374)	(25,523)
Amortization of in-place leases	(15,346)	(304)	(15,650)
Income from operations	$41,476	$181	41,657
Reconciliation to Consolidated net income
Other revenues			1,678
General and administrative			(6,810)
Interest and related amortization			(30,705)
Rent control initiatives and other			(367)
Equity in income of unconsolidated joint ventures			492
Discontinued operations			353
Consolidated net income			$6,298

Assets held for use	$3,175,796	$204,602	$3,380,398
Assets held for disposition			$118,252
Total assets			$3,498,650
The following tables summarize our segment financial information for the six months ended June 30, 2013 and 2012 (amounts in thousands):
Six Months Ended June 30, 2013

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$337,930	$14,520	$352,450
Operations expenses	(162,570)	(11,038)	(173,608)
Income from segment operations	175,360	3,482	178,842
Interest income	1,733	2,002	3,735
Depreciation on real estate and rental homes	(51,975)	(3,358)	(55,333)
Amortization of in-place leases	(318)	—	(318)
Income from operations	$124,800	$2,126	126,926
Reconciliation to Consolidated net income
Other revenues			4,343
General and administrative			(13,655)
Interest and related amortization			(60,500)
Early debt retirement			(1,381)
Rent control initiatives and other			(1,856)
Equity in income of unconsolidated joint ventures			1,185
Discontinued operations			6,233
Gain on sale of property, net of tax			958
Consolidated net income			$62,253

Assets held for use	$3,104,484	$296,596	$3,401,080
Assets held for disposition			$120,049
Total assets			$3,521,129
Capital improvements	$13,571	$22,279	$35,850

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)
Six Months Ended June 30, 2012

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$326,306	$9,951	$336,257
Operations expenses	(155,542)	(8,103)	(163,645)
Income from segment operations	170,764	1,848	172,612
Interest income	1,636	2,156	3,792
Depreciation on real estate and rental homes	(48,257)	(2,690)	(50,947)
Amortization of in-place leases	(30,657)	(608)	(31,265)
Income from operations	$93,486	$706	94,192
Reconciliation to Consolidated net income
Other revenues			3,275
General and administrative			(12,909)
Interest and related amortization			(61,528)
Rent control initiatives and other			(846)
Equity in income of unconsolidated joint ventures			1,255
Discontinued operations			513
Consolidated net income			$23,952

Assets held for use	$3,175,796	$204,602	$3,380,398
Assets held for disposition			$118,252
Total assets			$3,498,650
Capital improvements	$13,349	$17,211	$30,560
The following table summarizes our financial information for the Property Operations segment, specific to continuing operations, for the quarters and six months ended June 30, 2013 and 2012 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Community base rental income	$101,468	$98,336	$202,244	$196,433
Resort base rental income	33,197	30,408	73,936	67,987
Right-to-use annual payments	12,043	12,221	23,566	23,972
Right-to-use contracts current period, gross	3,361	2,942	6,192	5,186
Right-to-use contracts current period, deferred	(1,550)	(1,285)	(2,590)	(1,891)
Utility income and other	15,787	17,097	32,470	33,053
Ancillary services revenues, net	634	151	2,112	1,566
Total property operations revenues	164,940	159,870	337,930	326,306
Expenses:
Property operating and maintenance	58,345	56,882	113,401	109,850
Real estate taxes	11,888	11,510	24,290	23,367
Sales and marketing, gross	3,333	2,632	5,694	4,275
Sales and marketing deferred commissions, net	(655)	(655)	(1,118)	(897)
Property management	10,170	9,312	20,303	18,947
Total property operations expenses	83,081	79,681	162,570	155,542
Income from property operations segment	$81,859	$80,189	$175,360	$170,764

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)
The following table summarizes our financial information for the Home Sales and Rentals Operations segment, specific to continuing operations, for the quarters and six months ended June 30, 2013 and 2012 (amounts in thousands):

	Quarters Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Gross revenue from home sales	$4,217	$1,921	$6,913	$3,925
Brokered resale revenues, net	298	331	615	659
Rental home income (a)	3,598	2,786	6,992	5,367
Total revenues	8,113	5,038	14,520	9,951
Expenses:
Cost of home sales	3,919	2,514	6,700	4,681
Home selling expenses	454	399	981	728
Rental home operating and maintenance	1,487	1,281	3,357	2,694
Total expenses	5,860	4,194	11,038	8,103
Income from home sales and rentals operations segment	$2,253	$844	$3,482	$1,848
______________________

(a)
Does not include approximately $9.8 million and $7.9 million for the quarters ended June 30, 2013 and 2012, respectively, and approximately $19.2 million and $15.3 million for the six months ended June 30, 2013 and 2012, respectively, of site rental income included in Community base rental income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). We lease individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. We were formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of June 30, 2013, we owned or had an ownership interest in a portfolio of 383 Properties located throughout the United States and Canada containing 142,682 residential sites. These Properties are located in 32 states and British Columbia, with the number of Properties in each state or province shown parenthetically, as follows: Florida (119), California (49), Arizona (41), Texas (17), Michigan (15), Pennsylvania (15), Washington (14), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Indiana (7), Nevada (7), New York (7), Virginia (7), Maine (5), Massachusetts (5), Wisconsin (5), Idaho (4), Illinois (4), Minnesota (4), New Jersey (4), South Carolina (3), Utah (3), Maryland (2), New Hampshire (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1) and British Columbia (1).
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
These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

The following chart lists the Properties acquired, invested in, or sold since January 1, 2012 through June 30, 2013.

Property	Transaction Date	Sites

Total Sites as of January 1, 2012		141,132
Property or Portfolio (# of Properties in parentheses):
Acquisitions:
Victoria Palms (1)	December 28, 2012	1,122
Alamo Palms Resort (1)	December 28, 2012	643
Expansion Site Development and other:
Sites added (reconfigured) in 2012		(55)
Sites added (reconfigured) in 2013		3
Dispositions:
Cascade (1)	December 7, 2012	(163)
Total Sites as of June 30, 2013		142,682
The gross investment in real estate has increased approximately $28 million to $4,073 million as of June 30, 2013 from $4,045 million as of December 31, 2012.
Outlook
Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Revenues are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full fiscal year results.
The following table shows the breakdown of our sites by type. Our community sites and annual resort sites are leased on an annual basis. Seasonal sites are leased to customers generally for three to six months. Transient sites are leased to customers on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient sites in 2013 and we consider this revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer’s vacation and travel preferences. Sites designated as right-to-use sites are primarily utilized to service the approximately 95,000 customers who have entered into right-to-use contracts. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of June 30, 2013
Community sites (1)	74,100
Resort sites:
Annual	22,800
Seasonal	9,000
Transient	9,600
Right-to-use (2)	24,100
Joint Ventures (3)	3,100
142,700
__________________________

(1)	Includes approximately 5,300 sites in 11 properties held for disposition as of June 30, 2013, of which ten properties comprising approximately 4,900 sites were sold on July 23, 2013.

(2)	Includes approximately 4,600 sites rented on an annual basis.

(3)	Joint ventures have approximately 2,700 annual sites, approximately 300 seasonal sites and approximately 100 transient sites.
The following comparisons exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income (see Note 4 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q).
A significant portion of our rental agreements on community sites tie rent increases directly or indirectly to published Consumer Price Index (“CPI”) statistics that are issued from June through September of the year prior to the increase effective date. We currently expect our 2013 Core community base rental income to increase approximately 3.0% compared to 2012. We have already notified 92% of our community site customers of rent increases effective in 2013.
Nineteen of our 49 California Properties, our seven Delaware Properties and one of our five Massachusetts Properties are affected by state and local rent control regulations. The impact of the rent control regulations is to limit our ability to implement rent increases based on prevailing market conditions. The regulations generally provide the ability to increase rates by a fraction of the increase in the CPI. The limit on rent increases may range from 60% to 100% of CPI with certain maximum limits depending on the jurisdiction.
We believe the disruption in the site-built housing market has impacted our home sales business. Customers’ inability to sell their existing site-built homes and relocate to their retirement destination has significantly reduced new home sales volumes since 2007. In addition, while the majority of customers historically paid cash to purchase new homes in our communities, we believe the lack of affordable chattel financing is impacting customer purchase decisions in the current economic environment.  Chattel financing options available today include community owner funded programs or third party lender programs which provide subsidized financing to customers and require the community owner to guarantee customer defaults. We entered into ECHO financing, a newly formed joint venture, in order to offer another financing option to purchasers of homes at our Properties. Third party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and high interest rates.
In this environment, we believe that customer demand for rentals, which do not require a down payment, is high. We are responding to this by renting our vacant new and used homes. This may represent an attractive source of occupancy if we can transition from renters to new home buyers in the future. We are also focusing on sales of used homes within our manufactured home Properties. Our Core Portfolio (as defined below) used home sales in our manufactured home communities during the six months ended June 30, 2013 increased 21% over the same period of the prior year.
As of June 30, 2013, we had 5,424 occupied manufactured home rentals. For the quarters ended June 30, 2013 and 2012, rental program net operating income was approximately $10.3 million and $8.1 million, respectively, net of rental asset depreciation expense of approximately $1.5 million and $1.2 million, respectively. Approximately $9.8 million and $7.9 million of rental operations revenue was included in community base rental income for the quarters ended June 30, 2013 and 2012, respectively.
For the six months ended June 30, 2013 and 2012, rental program net operating income was approximately $19.8 million and $15.6 million, respectively, net of rental asset depreciation expense of approximately $3.0 million and $2.5 million, respectively. Approximately $19.2 million and $15.3 million of rental operations revenue was included in community base rental income for the six months ended June 30, 2013 and 2012, respectively. We believe that, unlike the new home sales business, at this time we compete effectively with other types of rentals (i.e., apartments). We continue to evaluate home rental operations and may continue to invest in additional units.
In our resort Properties, we are focused on engaging with our existing customers and providing them the lifestyle they seek as well as attracting additional customers interested in our Properties. We continue to see growth in our annual revenues. Second quarter annual revenues were 9.0% higher than the second quarter of last year. Our customer base is loyal and engaged in the lifestyle we offer in our Properties. We have annual customers who have stayed ten years with us and our member base includes members who have camped with us for more than twenty years. Our social media presence has increased within this member base.

In the spring of 2010, we introduced low-cost membership products that focus on the installed base of almost eight million RV owners. Such products include right-to-use contracts that entitle the customer to use certain Properties. We are offering a Zone Park Pass (“ZPP”), which can be purchased for one to five zones of the United States and require annual payments. Beginning on February 1, 2013, the required annual payments increased from $499 to $525. The ZPP replaces high cost products that were typically entered into at Properties after tours and lengthy sales presentations. Prior to 2010, we incurred significant costs to generate leads, conduct tours and make sales presentations. A single zone ZPP requires no additional upfront payment while additional zones may be purchased for modest additional upfront payments. Since inception we have entered into approximately 30,000 ZPPs. For the six months ended June 30, 2013, we entered into approximately 7,700 ZPPs, or a 63.8% increase from approximately 4,700 ZPPs for the six months ended June 30, 2012.

In 2012, we initiated a program with RV dealers to feature our ZPP as part of the dealers’ sales and marketing efforts. In return, we provide the dealer with a ZPP membership to give to their customers in connection with the purchase of an RV. Since the inception of the ZPP program with the RV dealers, we have activated 4,520 ZPPs and recorded approximately $0.7 million of revenue through June 30, 2013. While certain RV dealers make up-front cash payments in exchange for the ZPP they bundle with an RV sale, no cash is received from the members during the first year of membership for memberships activated through the RV dealer program. Revenue earned is offset by non-cash membership sales and marketing expenses related to advertising provided by RV dealers. Through June 30, 2013, memberships activated through the RV dealer program have contributed approximately $0.4 million of non-cash revenue. The total non-cash revenue recorded since inception has been approximately $0.7 million. This non-cash revenue is offset by RV dealer expenses.
Existing customers are eligible to upgrade their right-to-use contract from time-to-time. An upgrade is currently distinguishable from a new right-to-use contract that a customer would enter into by, depending on the type of upgrade, offering (1) increased length of consecutive stay by 50% (i.e., up to 21 days); (2) ability to make earlier advance reservations; (3) discounts on rental units; (4) access to additional Properties, which may include use of sites at non-membership RV Properties and (5) membership in discount travel programs. Each upgrade contract requires a nonrefundable upfront payment. We may finance the nonrefundable upfront payment.
We actively seek to acquire additional Properties and currently are engaged in negotiations relating to the possible acquisition of a number of Properties. At any time these negotiations are at varying stages, which may include contracts outstanding to acquire certain Properties, which are subject to satisfactory completion of our due diligence review.
Critical Accounting Policies and Estimates
Refer to the 2012 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, notes receivable and accounting for stock compensation. There have been no changes to these policies during the six months ended June 30, 2013.

Comparison of the Quarter Ended June 30, 2013 to the Quarter Ended June 30, 2012
The following tables for the comparison of the quarter ended June 30, 2013 to the quarter ended June 30, 2012 exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income.
Income from Property Operations
The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the total portfolio for the quarters ended June 30, 2013 and 2012 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2011 and which we have owned and operated continuously since January 1, 2012. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
	2013	2012	Increase/ (Decrease)	% Change	2013	2012	Increase/ (Decrease)	% Change
Community base rental income	$101,468	$98,330	$3,138	3.2%	$101,468	$98,336	$3,132	3.2%
Rental home income	3,598	2,786	812	29.1%	3,598	2,786	812	29.1%
Resort base rental income	32,068	30,408	1,660	5.5%	33,197	30,408	2,789	9.2%
Right-to-use annual payments	12,043	12,221	(178)	(1.5)%	12,043	12,221	(178)	(1.5)%
Right-to-use contracts current period, gross	3,361	2,942	419	14.2%	3,361	2,942	419	14.2%
Utility and other income	15,659	17,092	(1,433)	(8.4)%	15,787	17,097	(1,310)	(7.7)%
Property operating revenues, excluding deferrals	168,197	163,779	4,418	2.7%	169,454	163,790	5,664	3.5%

Property operating and maintenance	57,518	56,861	657	1.2%	58,345	56,882	1,463	2.6%
Rental home operating and maintenance	1,487	1,281	206	16.1%	1,487	1,281	206	16.1%
Real estate taxes	11,762	11,503	259	2.3%	11,888	11,510	378	3.3%
Sales and marketing, gross	3,333	2,632	701	26.6%	3,333	2,632	701	26.6%
Property operating expenses, excluding deferrals and Property management	74,100	72,277	1,823	2.5%	75,053	72,305	2,748	3.8%
Income from property operations, excluding deferrals and Property management	94,097	91,502	2,595	2.8%	94,401	91,485	2,916	3.2%
Property management	10,055	9,197	858	9.3%	10,170	9,312	858	9.2%
Income from property operations, excluding deferrals	$84,042	$82,305	$1,737	2.1%	$84,231	$82,173	$2,058	2.5%
The 3.2% increase in Core Portfolio community base rental income primarily reflects a 2.4% increase in rates and a 0.8% increase in occupancy. The average monthly base rent per site increased to $537 in 2013 from $524 in 2012. The average occupancy increased to 91.6% in 2013 from 90.9% in 2012. The increase in property operating and maintenance is primarily due to an increase in landscaping expenses and maintenance supplies.

Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Annual	$22,460	$21,534	$926	4.3%	$23,465	$21,534	$1,931	9.0%
Seasonal	2,979	2,655	324	12.2%	2,986	2,655	331	12.5%
Transient	6,629	6,219	410	6.6%	6,746	6,219	527	8.5%
Resort base rental income	$32,068	$30,408	$1,660	5.5%	$33,197	$30,408	$2,789	9.2%
The increase in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
The 1.5% decrease in right-to-use annual payments is primarily due to attrition in the historical member base that typically paid higher annual payments. During the quarter ending June 30, 2013, our member count was flat compared to the same period in 2012. Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased primarily due to an increase in commissions from a higher volume of upgrade sales and non-cash membership sales and marketing expenses related to advertising provided by RV dealers.
The following growth rate percentages are before property management (amounts in thousands):

	Core Portfolio				Total Portfolio
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$164,836	$160,837	$3,999	2.5%	$166,093	$160,848	$5,245	3.3%
Property operating expenses, excluding Sales and marketing, gross	70,767	69,645	1,122	1.6%	71,720	69,673	2,047	2.9%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$94,069	$91,192	$2,877	3.2%	$94,373	$91,175	$3,198	3.5%
The increase in total portfolio income from property operations is due primarily to an increase in rates and occupancy in community base rental income and rental home income.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended June 30, 2013 and 2012 (amounts in thousands, except home sales volumes).

	2013	2012	Variance	% Change
Gross revenues from new home sales	$1,258	$193	$1,065	551.8%
Cost of new home sales	(1,144)	(148)	(996)	(673.0)%
Gross profit from new home sales	114	45	69	153.3%

Gross revenues from used home sales	2,959	1,728	1,231	71.2%
Cost of used home sales	(2,775)	(2,366)	(409)	(17.3)%
Gross income (loss) from used home sales	184	(638)	822	128.8%

Brokered resale revenues and ancillary services revenues, net	932	482	450	93.4%
Home selling expenses	(454)	(399)	(55)	(13.8)%
Income (loss) from home sales operations and other	$776	$(510)	$1,286	252.2%
Home sales volumes
New home sales(1)	23	4	19	475.0%
Used home sales	398	345	53	15.4%
Brokered home resales	227	256	(29)	(11.3)%
__________________________
(1) Includes two related party home sales for the quarter ended June 30, 2013.
The increase in income from home sales operations and other is due primarily to higher gross profits per home sale and an increase in new and used home sales.

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended June 30, 2013 and 2012 (amounts in thousands, except rental unit volumes).

	2013	2012	Variance	% Change
Manufactured homes:
New Home	$5,579	$4,261	$1,318	30.9%
Used Home	7,761	6,410	1,351	21.1%
Rental operations revenue (1)	13,340	10,671	2,669	25.0%
Rental home operating and maintenance	(1,487)	(1,281)	(206)	(16.1)%
Income from rental operations	11,853	9,390	2,463	26.2%
Depreciation on rental homes (2)	(1,632)	(1,351)	(281)	(20.8)%
Income from rental operations, net of depreciation	$10,221	$8,039	$2,182	27.1%

Gross investment in new manufactured home rental units	$111,125	$91,039	$20,086	22.1%
Gross investment in used manufactured home rental units	$62,682	$54,040	$8,642	16.0%

Net investment in new manufactured home rental units	$99,853	$83,107	$16,746	20.1%
Net investment in used manufactured home rental units	$55,367	$49,488	$5,879	11.9%

Number of occupied rentals – new, end of period	2,013	1,517	496	32.7%
Number of occupied rentals – used, end of period	3,411	2,945	466	15.8%
______________________

(1)
Approximately $9.8 million and $7.9 million for the quarters ended June 30, 2013 and 2012, respectively, of site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.
The increase in income from rental operations is due primarily to a higher number of rental units. In the ordinary course of business, we acquire used homes from customers through purchase, foreclosure on a lien or abandonment. In a vibrant new home sale market, older homes may be removed from sites and replaced with new homes. In the current environment, however, used homes are rented either in the condition received or after warranted rehabilitation. We continue to evaluate rental units and if market conditions improve may invest in new homes.
Other Income and Expenses
The following table summarizes other income and expenses for the quarters ended June 30, 2013 and 2012 (amounts in thousands).

	2013	2012	Variance	% Change
Depreciation on real estate and rental homes	$(29,313)	$(25,523)	$(3,790)	(14.8)%
Amortization of in-place leases	(159)	(15,650)	15,491	99.0%
Interest income	2,076	1,908	168	8.8%
Income from other investments, net	1,624	1,567	57	3.6%
General and administrative (net of transaction costs)	(6,746)	(6,810)	64	0.9%
Transaction costs	(200)	—	(200)	—%
Early debt retirement	(1,381)	—	(1,381)	—%
Rent control initiatives and other	(1,624)	(367)	(1,257)	(342.5)%
Interest and related amortization	(30,377)	(30,705)	328	1.1%
Total other expenses, net	$(66,100)	$(75,580)	$9,480	12.5%

During the quarter ended June 30, 2013, we recorded an additional $3.2 million in depreciation expense to correct amounts recorded in prior periods related to certain assets.
Amortization of in-place leases decreased due primarily to the expected one-year life of in-place leases. In-place lease amortization in 2013 includes the amortization of in-place leases at two Properties and in 2012 includes the amortization at 75 Properties.

Early debt retirement expenses increased primarily due to defeasance costs as well as other transaction costs totaling $1.4 million related to the refinancing transaction that occurred in the second quarter of 2013 (see Note 7 in the Notes to Consolidated Financial Statements in this Form 10-Q).
Rent control initiatives and other increased primarily due to an accrual of approximately $1.4 million recorded during the second quarter of 2013 related to an award of attorney's fees and costs to the City of San Rafael in the rent control litigation (see Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q).

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012
The following tables for the comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012 exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income.
Income from Property Operations
The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the total portfolio for the six months ended June 30, 2013 and 2012 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2011 and which we have owned and operated continuously since January 1, 2012. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
	2013	2012	Increase/ (Decrease)	% Change	2013	2012	Increase/ (Decrease)	% Change
Community base rental income	$202,244	$196,420	$5,824	3.0%	$202,244	$196,433	$5,811	3.0%
Rental home income	6,989	5,367	1,622	30.2%	6,992	5,367	1,625	30.3%
Resort base rental income	70,572	67,987	2,585	3.8%	73,936	67,987	5,949	8.8%
Right-to-use annual payments	23,566	23,972	(406)	(1.7)%	23,566	23,972	(406)	(1.7)%
Right-to-use contracts current period, gross	6,192	5,186	1,006	19.4%	6,192	5,186	1,006	19.4%
Utility and other income	32,159	33,050	(891)	(2.7)%	32,470	33,053	(583)	(1.8)%
Property operating revenues, excluding deferrals	341,722	331,982	9,740	2.9%	345,400	331,998	13,402	4.0%

Property operating and maintenance	111,546	109,805	1,741	1.6%	113,401	109,850	3,551	3.2%
Rental home operating and maintenance	3,357	2,703	654	24.2%	3,357	2,694	663	24.6%
Real estate taxes	24,034	23,353	681	2.9%	24,290	23,367	923	4.0%
Sales and marketing, gross	5,694	4,275	1,419	33.2%	5,694	4,275	1,419	33.2%
Property operating expenses, excluding deferrals and Property management	144,631	140,136	4,495	3.2%	146,742	140,186	6,556	4.7%
Income from property operations, excluding deferrals and Property management	197,091	191,846	5,245	2.7%	198,658	191,812	6,846	3.6%
Property management	20,072	18,716	1,356	7.2%	20,303	18,947	1,356	7.2%
Income from property operations, excluding deferrals	$177,019	$173,130	$3,889	2.2%	$178,355	$172,865	$5,490	3.2%
The 3.0% increase in Core Portfolio community base rental income primarily reflects a 2.4% increase in rates and a 0.6% increase in occupancy. The average monthly base rent per site increased to $535 in 2013 from $524 in 2012. The average occupancy increased to 91.5% in 2013 from 90.9% in 2012. The increase in property operating and maintenance is primarily due to an increase in landscaping expenses and maintenance supplies.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Annual	$44,461	$42,802	$1,659	3.9%	$46,489	$42,802	$3,687	8.6%
Seasonal	14,277	14,255	22	0.2%	14,834	14,255	579	4.1%
Transient	11,834	10,930	904	8.3%	12,613	10,930	1,683	15.4%
Resort base rental income	$70,572	$67,987	$2,585	3.8%	$73,936	$67,987	$5,949	8.8%

The increase in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
The decrease in right-to-use annual payments is primarily due to net attrition in the member base. During the six months ending June 30, 2013, our member count was flat compared to the same period in 2012. Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased primarily due to an increase in commissions from a higher volume of upgrade sales and non-cash membership sales and marketing expenses related to advertising provided by RV dealers.
The following growth rate percentages are before property management (amounts in thousands):

	Core Portfolio				Total Portfolio
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$335,530	$326,796	$8,734	2.7%	$339,208	$326,812	$12,396	3.8%
Property operating expenses, excluding Sales and marketing, gross	138,937	135,861	3,076	2.3%	141,048	135,911	5,137	3.8%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$196,593	$190,935	$5,658	3.0%	$198,160	$190,901	$7,259	3.8%
The increase in total portfolio income from property operations is due primarily to an increase in rates and occupancy in community base rental income and rental home income.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the six months ended June 30, 2013 and 2012 (amounts in thousands, except home sales volumes).

	2013	2012	Variance	% Change
Gross revenues from new home sales	$1,739	$897	$842	93.9%
Cost of new home sales	(1,616)	(752)	(864)	(114.9)%
Gross profit from new home sales	123	145	(22)	(15.2)%

Gross revenues from used home sales	5,174	3,028	2,146	70.9%
Cost of used home sales	(5,084)	(3,929)	(1,155)	(29.4)%
Gross income (loss) from used home sales	90	(901)	991	110.0%

Brokered resale revenues and ancillary services revenues, net	2,727	2,225	502	22.6%
Home selling expenses	(981)	(728)	(253)	(34.8)%
Income from home sales operations and other	$1,959	$741	$1,218	164.4%
Home sales volumes
New home sales(1)	33	17	16	94.1%
Used home sales	739	643	96	14.9%
Brokered home resales	447	518	(71)	(13.7)%
__________________________
(1) Includes two related party home sales for the six months ended June 30, 2013.
The increase in income from home sales operations and other is due primarily to higher gross profits per home sale and an increase in new and used home sales.

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the six months ended June 30, 2013 and 2012 (amounts in thousands, except rental unit volumes).

	2013	2012	Variance	% Change
Manufactured homes:
New Home	$10,963	$8,238	$2,725	33.1%
Used Home	15,228	12,469	2,759	22.1%
Rental operations revenue (1)	26,191	20,707	5,484	26.5%
Rental home operating and maintenance	(3,357)	(2,694)	(663)	(24.6)%
Income from rental operations	22,834	18,013	4,821	26.8%
Depreciation on rental homes (2)	(3,194)	(2,646)	(548)	(20.7)%
Income from rental operations, net of depreciation	$19,640	$15,367	$4,273	27.8%

Gross investment in new manufactured home rental units	$111,125	$91,039	$20,086	22.1%
Gross investment in used manufactured home rental units	$62,682	$54,040	$8,642	16.0%

Net investment in new manufactured home rental units	$99,853	$83,107	$16,746	20.1%
Net investment in used manufactured home rental units	$55,367	$49,488	$5,879	11.9%

Number of occupied rentals – new, end of period	2,013	1,517	496	32.7%
Number of occupied rentals – used, end of period	3,411	2,945	466	15.8%
______________________

(1)
Approximately $19.2 million and $15.3 million for the six months ended June 30, 2013 and 2012, respectively, of site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.
The increase in income from rental operations is due primarily to the increase in the number of rental units.
Other Income and Expenses
The following table summarizes other income and expenses for the six months ended June 30, 2013 and 2012 (amounts in thousands).

	2013	2012	Variance	% Change
Depreciation on real estate and rental homes	$(55,333)	$(50,947)	$(4,386)	(8.6)%
Amortization of in-place leases	(318)	(31,265)	30,947	99.0%
Interest income	3,974	4,012	(38)	(0.9)%
Income from other investments, net	4,104	3,055	1,049	34.3%
General and administrative (net of transaction costs)	(13,455)	(12,909)	(546)	(4.2)%
Transaction costs	(200)	—	(200)	—%
Early debt retirement	(1,381)	—	(1,381)	—%
Rent control initiatives and other	(1,856)	(846)	(1,010)	(119.4)%
Interest and related amortization	(60,500)	(61,528)	1,028	1.7%
Total other expenses, net	$(124,965)	$(150,428)	$25,463	16.9%

During the quarter ended June 30, 2013, we recorded an additional $3.2 million in depreciation expense to correct amounts recorded in prior periods related to certain assets.
Amortization of in-place leases decreased due primarily to the expected one-year life of in-place leases. In-place lease amortization in 2013 includes the amortization of in-place leases at two Properties and in 2012 includes the amortization at 75 Properties.
Income from other investments, net increased primarily due to the $1.0 million increase in the fair value of the contingent consideration asset established in connection with the Properties acquired in 2011 (see Note 4 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q). We revalue the contingent consideration asset as of each reporting date and recognize in earnings any increase or decrease in fair value of the contingent consideration asset. The fair value estimate of the contingent consideration asset at June 30, 2013 is $6.7 million.

General and administrative increased primarily due to the increase in value of stock awarded to certain directors and professional fees due to certain litigation matters (see Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q).
Early debt retirement expenses increased primarily due to defeasance costs as well as other transaction costs totaling $1.4 million related to the refinancing transaction that occurred in the second quarter of 2013 (see Note 7 in the Notes to Consolidated Financial Statements in this Form 10-Q).
Rent control initiatives and other increased primarily due to an accrual of approximately $1.4 million recorded during the second quarter of 2013 related to an award of attorney's fees and costs to the City of San Rafael in the rent control litigation (see Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q).

Liquidity and Capital Resources
Liquidity
Our primary demands for liquidity include payment of operating expenses, debt service, including principal and interest, capital improvements on properties, purchasing both new and pre-owned homes, acquisitions of new properties, and distributions. We expect these demands for liquidity to continue for the short-term and long-term. Our commitment to capital improvements on existing assets is anticipated to be consistent with last year. Our primary sources of cash include operating cash flows, proceeds from financings, borrowings under our LOC and proceeds from issuance of equity and debt securities. We have entered into equity distribution agreements with sales agents, pursuant to which we may sell, from time-to-time, shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $125.0 million. We have not sold any common stock to date under the equity distribution agreements. In addition, we have available liquidity in the form of authorized and unissued preferred stock of approximately 9.9 million shares and authorized common stock in an unallocated shelf registration statement which was automatically effective when filed with the SEC.
One of our stated objectives is to maintain financial flexibility.  Achieving this objective allows us to take advantage of strategic opportunities that may arise.  We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective.  We believe we currently have sufficient liquidity, in the form of $177.9 million in available cash and $380.0 million available on our LOC, to satisfy our near term obligations.
We expect to meet our short-term liquidity requirements, including all distributions, generally through net cash provided by operating activities and availability under our existing LOC. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of dividends and distributions.
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or our additional equity securities, in addition to net cash provided by operating activities. As of June 30, 2013, we had approximately $60.8 million of remaining scheduled debt maturities in 2013 (excluding scheduled principal payments on debt maturing in 2013 and beyond). We expect to satisfy our 2013 maturities with the existing cash and anticipated operating cash.

During the quarter ended June 30, 2013, we entered into agreements to obtain new mortgage loans from institutional lenders. The agreements provided that these loans will be secured by mortgages on 25 manufactured home and RV properties. The loans began to close in stages beginning in the second quarter of 2013 with the final closing anticipated to occur in April 2014. There can be no assurance that these loans will close on the expected terms, in the expected time frame or at all.

During the six months ended June 30, 2013, we paid off four mortgages totaling approximately $29.8 million, with a weighted average interest rate of 5.7% per annum. In connection with two of these transactions, we incurred an aggregate of $1.4 million in defeasance costs associated with the early retirement of those mortgages.

During the quarter ended June 30, 2013, we closed on $110.0 million in financing. This loan is secured by a portfolio of RV properties, matures in 2023 and bears a stated interest rate of 4.87% per annum. During the term of the loan, we will be subject to customary affirmative and negative covenants. On July 1, 2013, the proceeds from the new loan, along with available cash, were used to pay off six mortgages with maturity dates in 2015. The retired loans had an outstanding principal balance of approximately $120.0 million, with a weighted average interest rate of 5.7% per annum. In connection with these mortgage payoffs, we incurred an aggregate of $15.0 million in defeasance costs associated with the early retirement of these mortgages.

On July 18, 2013, in connection with the disposition of our Michigan Properties (see Note 4 in the Notes to Consolidated Financial Statements in this Form 10-Q), we paid off the mortgage on one manufactured home community, which was scheduled to mature on 2020, for approximately $7.8 million with a stated interest rate of 7.2% per annum. In addition, we paid a prepayment fee of $1.45 million to be reimbursed upon closing of the remaining Michigan Property during the third quarter of 2013.
On July 30, 2013, we closed on a loan of $70.5 million secured by two manufactured home communities and bears a stated interest rate of 4.35% per annum maturing in 2038. During the term of the loan, we will be subject to customary affirmative and negative covenants. The loan proceeds and available cash were used to defease approximately $20.9 million of debt maturing in 2015, with a weighted average rate of 6.33% per annum, which was secured by three manufactured home communities. We paid approximately $2.8 million in defeasance costs associated with the early retirement of these mortgages.
On August 1, 2013, we closed five loans totaling $166.6 million in proceeds, which are secured by seven manufactured home communities and have a weighted average interest rate of 4.25% per annum, with $115.0 million maturing in 2028 and the remainder maturing in 2038. During the term of the loans, we will be subject to customary affirmative and negative covenants. We also used loan proceeds and available cash to defease $154.5 million of debt maturing in 2015, which was secured by 18 manufactured home communities and had a weighted average interest rate of 5.56% per annum. We paid an aggregate of approximately $18.9 million in defeasance costs associated with the early retirement of that debt. We also repaid $60.7 million of debt maturing in 2013, which had a weighted average interest rate of 6.02% per annum and constituted the remainder of our 2013 maturities.

The table below summarizes cash flow activity for the six months ended June 30, 2013 and 2012 (amounts in thousands).

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$138,072	$129,026
Net cash used in investing activities	(34,907)	(26,879)
Net cash provided by (used in) financing activities	37,604	(37,640)
Net increase in cash	$140,769	$64,507
Operating Activities
Net cash provided by operating activities increased $9.0 million for six months ended June 30, 2013, as compared to the net cash provided by operating activities for the six months ended June 30, 2012. The increase in cash provided by operating activities is primarily due to an increase in property operating income.
Investing Activities
Net cash used in investing activities was $34.9 million for the six months ended June 30, 2013 compared to $26.9 million for the six months ended June 30, 2012. Significant components of net cash used in investing activities include:

•	We paid approximately $35.9 million related to capital improvements in 2013 compared to $30.6 million in 2012 (see table below).

•
We received approximately $6.5 million of repayments on notes receivable in 2013 compared to $6.6 million in 2012 partially offset by issuances of new notes receivable of $4.4 million in 2013 compared to $2.9 million in 2012 (see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion).

•	We invested approximately $1.1 million to create a new joint venture (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion).

Capital Improvements
The table below summarizes capital improvements activity for the six months ended June 30, 2013 and 2012 (amounts in thousands).

	Six Months Ended June 30,(1)
	2013	2012
Recurring Cap Ex (2)	$11,240	$12,349
Development (3)	2,086	747
New home investments	12,346	10,338
Used home investments	9,933	6,873
Total Property	35,605	30,307
Corporate	245	253
Total Capital improvements	$35,850	$30,560
______________________

(1)
Excludes non-cash activity of approximately $1.2 million and $4.0 million of used homes acquired by repossessions of Chattel Loans collateral for both the six months ended June 30, 2013 and 2012, respectively.

(2)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Development primarily represents costs to improve and upgrade Property infrastructure or amenities.
Financing Activities
Net cash provided by financing activities was $37.6 million for the six months ended June 30, 2013 compared to net cash used in financing activities of $37.6 million for the six months ended June 30, 2012. Significant components of net cash provided by (used in) financing activities include:

•	We closed on $110.0 million in financing in 2013 (see Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our borrowing arrangements).

•
We paid approximately $16.1 million of amortizing principal debt and approximately $29.8 million of maturing mortgages and paid approximately $1.5 million in debt issuance costs in 2013 (see Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our borrowing arrangements).

•
We paid approximately $25.1 million of distributions in 2013 to common stockholders, common OP unitholders and preferred stockholders and paid approximately $0.5 million for other, offset by proceeds received of approximately $0.6 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our equity transactions).

•
We paid approximately $15.0 million of amortizing principal debt, paid approximately $63.3 million of maturing mortgages, and paid approximately $0.7 million of debt issuance costs in 2012. We received approximately $85.5 million in financing proceeds in 2012 (see Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our borrowing arrangements).

•
We paid approximately $44.8 million of distributions in 2012 to common stockholders, common OP unitholders and preferred stockholders offset by proceeds received of approximately $0.7 million from the exercise of stock options and the sale of shares through the employee stock purchase plan.

Contractual Obligations
As of June 30, 2013, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Long Term Borrowings (1)	$2,301,536	$76,887	$145,766	$593,315	$240,090	$304,498	$940,980
Interest Expense (2)	541,716	62,016	115,574	105,329	70,361	59,347	129,089
Operating Lease	13,626	832	1,720	1,762	1,790	1,818	5,704
LOC Maintenance Fee (3)	3,662	570	1,140	1,140	812	—	—
Total Contractual Obligations	$2,860,540	$140,305	$264,200	$701,546	$313,053	$365,663	$1,075,773
Weighted average interest rates	5.44%	5.56%	5.52%	5.51%	5.44%	5.52%	5.35%
 ______________________________

(1)
Balance excludes net premiums of $21.3 million, primarily due to the fair market value adjustment of the assumption of $515.0 million of secured debt from the 2011 Acquisition Properties. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on our secured debt based on obligations outstanding as of June 30, 2013.

(3)	Assumes we will exercise our one year extension option on September 15, 2016 and assumes we will maintain our current leverage ratios as defined by the LOC.
We do not include insurance, property taxes and cancelable contracts in the contractual obligations table above.
We also lease land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054. The majority of the lease terms require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. The Colony Cove Property lease requires escalated payments every three months based on the increase in the purchase option (see further detail below). Minimum future rental payments under the ground leases are approximately $3.4 million in 2013 and approximately $1.9 million in 2014, 2015, 2016 and 2017 and approximately $12.1 million thereafter. The decrease in future minimum rental payments assumes that we will exercise our option to acquire land at the recently acquired Colony Cove Property on January 1, 2014. The option exercise date is subject to certain assumptions and the timing of the option exercise may be before or after January 1, 2014.
With respect to maturing debt, we have staggered the maturities of our long-term mortgage debt over an average of approximately five years, with approximately $593.3 million (which is due in 2015) in principal maturities coming due in any single year. We believe that we will be able to refinance our maturing debt obligations on a secured or unsecured basis; however, to the extent we are unable to refinance our debt as it matures, we believe that we will be able to repay such maturing debt from operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, our future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.
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
Off Balance Sheet Arrangements
As of June 30, 2013, we have no off balance sheet arrangements.

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
We define FFO as net income, computed in accordance with GAAP, excluding gains and actual or estimated losses from sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We receive up-front non-refundable payments from the entry of right-to-use contracts. In accordance with GAAP, the upfront non-refundable payments and related commissions are deferred and amortized over the estimated customer life. Although the NAREIT definition of FFO does not address the treatment of nonrefundable right-to-use payments, we believe that it is appropriate to adjust for the impact of the deferral activity in our calculation of FFO.
Normalized Funds from Operations (“Normalized FFO”) is a non-GAAP measure. We define Normalized FFO as FFO excluding the following non-operating income and expense items: a) the financial impact of contingent consideration; b) gains and losses from early debt extinguishment, including prepayment penalties and defeasance costs; c) property acquisition and other transaction costs related to mergers and acquisitions; and d) other miscellaneous non-comparable items.
We believe that FFO and Normalized FFO are helpful to investors as supplemental measures of the performance of an equity REIT. We believe that by excluding the effect of depreciation, amortization and actual or estimated gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and among other equity REITs. We further believe that Normalized FFO provides useful information to investors, analysts and our management because it allows them to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences not related to our operations. For example, we believe that excluding the early extinguishment of debt, property acquisition and other transaction costs related to mergers and acquisitions and the change in fair value of our contingent consideration asset from Normalized FFO allows investors, analysts and our management to assess the sustainability of operating performance in future periods because these costs do not affect the future operations of the properties. In some cases, we provide information about identified non-cash components of FFO and Normalized FFO because it allows investors, analysts and our management to assess the impact of those items.
Investors should review FFO and Normalized FFO along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when evaluating an equity REIT’s operating performance. We compute FFO in accordance with our interpretation of standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. Normalized FFO presented herein is not necessarily comparable to normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same methodology for computing this amount. FFO and Normalized FFO do not represent cash generated from operating activities in accordance with GAAP, nor do they represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following table presents a calculation of FFO and Normalized FFO for the quarters and six months ended June 30, 2013 and 2012 (amounts in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Computation of funds from operations:
Net income available for common shares	$17,860	$2,063	$52,883	$14,495
Income allocated to common OP units	1,597	197	4,730	1,388
Right-to-use contract upfront payments, deferred, net	1,550	1,285	2,590	1,891
Right-to-use contract commissions, deferred, net	(655)	(655)	(1,118)	(897)
Depreciation on real estate assets	27,681	24,173	52,139	48,301
Depreciation on real estate assets, discontinued operations	772	704	1,536	1,379
Depreciation on rental homes	1,632	1,351	3,194	2,646
Amortization of in-place leases	159	15,650	318	31,265
Amortization of in-place leases, discontinued operations	—	2,751	—	5,502
Depreciation on unconsolidated joint ventures	230	288	503	583
Gain on sale of property, net of tax	—	—	(958)	—
FFO available for common shares	50,826	47,807	115,817	106,553
Change in fair value of contingent consideration asset	(94)	—	(1,112)	—
Transaction costs	200	—	200	—
Early debt retirement	1,381	—	1,381	—
Normalized FFO available for common shares	$52,313	$47,807	$116,286	$106,553
Weighted average common shares outstanding – fully diluted	91,128	90,780	91,110	90,774

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates with scheduled maturities from 2013 to 2023. At June 30, 2013, approximately 100% or approximately $2.1 billion of our outstanding secured debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $100.4 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $105.5 million. If interest rates were to increase or decrease by 1%, there would be no effect on interest expense or cash flows as our outstanding secured debt has fixed interest rates.
As of June 30, 2013, none of our outstanding secured debt was short-term. Our $200.0 million Term Loan has variable rates based on LIBOR plus 1.85% to 2.80% per annum, which we fixed the underlying LIBOR rate at 1.11% per annum for the first three years.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of June 30, 2013.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the second quarter of 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
See Note 12 of the Consolidated Financial Statements contained herein.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in “Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 other than those disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

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
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: August 2, 2013	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2013	By:	/s/ Paul Seavey
Paul Seavey
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: August 2, 2013	By:	/s/ John Los
John Los
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)