Form 10-Q
period 2013-09-30
EQUITY LIFESTYLE PROPERTIES INC
filed 2013-11-05
CIK 895417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
83,328,498 shares of Common Stock as of November 1, 2013.

Equity LifeStyle Properties, Inc.

Equity LifeStyle Properties, Inc.
Consolidated Balance Sheets
As of September 30, 2013 and December 31, 2012
(amounts in thousands, except share and per share data (prior period adjusted for stock split))

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Investment in real estate:
Land	$1,023,456	$984,224
Land improvements	2,654,169	2,565,299
Buildings and other depreciable property	530,701	495,127
	4,208,326	4,044,650
Accumulated depreciation	(1,031,152)	(948,581)
Net investment in real estate	3,177,174	3,096,069
Cash	51,526	37,126
Notes receivable, net	43,415	45,469
Investment in joint ventures	9,795	8,420
Deferred financing costs, net	19,811	20,620
Deferred commission expense	24,665	22,841
Escrow deposits, goodwill, and other assets, net	70,744	47,829
Assets held for disposition	—	119,852
Total Assets	$3,397,130	$3,398,226
Liabilities and Equity
Liabilities:
Mortgage notes payable	$1,994,308	$2,061,610
Term loan	200,000	200,000
Unsecured lines of credit	—	—
Accrued payroll and other operating expenses	79,020	63,672
Deferred revenue – upfront payments from right-to-use contracts	67,425	62,979
Deferred revenue – right-to-use annual payments	11,456	11,088
Accrued interest payable	9,523	10,500
Rents and other customer payments received in advance and security deposits	53,104	54,017
Distributions payable	22,759	—
Liabilities held for disposition	—	10,058
Total Liabilities	2,437,595	2,473,924
Equity:
Stockholders’ Equity:
Preferred stock, $0.01 par value 9,945,539 shares authorized as of September 30, 2013 and December 31, 2012; none issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
6.75% Series C Cumulative Redeemable Perpetual Preferred Stock, $0.01 par value, 54,461 shares authorized and 54,458 issued and outstanding as of September 30, 2013 and December 31, 2012 at liquidation value	136,144	136,144
Common stock, $0.01 par value 100,000,000 shares authorized; 83,356,321 and 83,193,310 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	834	832
Paid-in capital	1,021,694	1,012,514
Distributions in excess of accumulated earnings	(267,415)	(287,652)
Accumulated other comprehensive loss	(1,357)	(2,590)
Total Stockholders’ Equity	889,900	859,248
Non-controlling interests – Common OP Units	69,635	65,054
Total Equity	959,535	924,302
Total Liabilities and Equity	$3,397,130	$3,398,226

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income
For the Quarters Ended and Nine Months Ended September 30, 2013 and 2012
(amounts in thousands, except per share data (prior periods adjusted for stock split))
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Community base rental income	$103,157	$98,752	$305,401	$295,185
Rental home income	3,584	3,055	10,576	8,422
Resort base rental income	39,932	36,516	113,868	104,503
Right-to-use annual payments	12,323	12,115	35,889	36,087
Right-to-use contracts current period, gross	3,707	4,494	9,899	9,680
Right-to-use contracts, deferred, net of prior period amortization	(1,856)	(2,788)	(4,446)	(4,680)
Utility and other income	16,224	15,499	48,694	48,559
Gross revenues from home sales	5,415	1,660	12,328	5,585
Brokered resale revenues and ancillary services revenues, net	1,395	990	4,122	3,211
Interest income	2,200	2,120	6,173	6,132
Income from other investments, net	1,885	2,651	5,989	5,708
Total revenues	187,966	175,064	548,493	518,392
Expenses:
Property operating and maintenance	61,782	58,586	175,183	168,444
Rental home operating and maintenance	1,950	1,713	5,307	4,407
Real estate taxes	11,584	11,362	35,873	34,729
Sales and marketing, gross	3,842	3,573	9,536	7,848
Sales and marketing, deferred commissions, net	(706)	(1,277)	(1,824)	(2,174)
Property management	10,077	9,358	30,380	28,305
Depreciation on real estate assets and rental homes	26,460	25,579	81,793	76,525
Amortization of in-place leases	485	7,394	803	38,659
Cost of home sales	5,137	1,804	11,837	6,485
Home selling expenses	563	325	1,544	1,051
General and administrative	7,606	6,402	21,261	19,317
Early debt retirement	36,530	—	37,911	—
Rent control initiatives and other	521	221	2,377	1,067
Interest and related amortization	29,206	31,508	89,706	93,035
Total expenses	195,037	156,548	501,687	477,698
(Loss) income from continuing operations before equity in income of unconsolidated joint ventures	(7,071)	18,516	46,806	40,694
Equity in income of unconsolidated joint ventures	439	269	1,624	1,524
Consolidated (loss) income from continuing operations	(6,632)	18,785	48,430	42,218
Discontinued Operations:
Income from discontinued operations before gain on sale of property	982	2,707	7,215	3,226
Gain on sale of property, net of tax	40,586	—	41,544	—
Consolidated income from discontinued operations	41,568	2,707	48,759	3,226
Consolidated net income	34,936	21,492	97,189	45,444

Income allocated to non-controlling interests – Common OP Units	(2,753)	(1,503)	(7,483)	(2,891)
Series A Redeemable Perpetual Preferred Stock Dividends	—	(3,393)	—	(11,462)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,311)	(587)	(6,951)	(587)
Net income available for Common Shares	$29,872	$16,009	$82,755	$30,504

Consolidated net income	$34,936	$21,492	$97,189	$45,444
Other comprehensive income (“OCI”):
Adjustment for fair market value of swap	361	(54)	1,233	(466)
Consolidated comprehensive income	35,297	21,438	98,422	44,978
Comprehensive income allocated to non-controlling interests – Common OP Units	(2,783)	(1,498)	(7,585)	(2,851)
Series A Redeemable Perpetual Preferred Stock Dividends	—	(3,393)	—	(11,462)
Series C Redeemable Perpetual Preferred Stock Dividends	(2,311)	(587)	(6,951)	(587)
Comprehensive income attributable to Common Stockholders	$30,203	$15,960	$83,886	$30,078
The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Income and Comprehensive Income (Continued)
For the Quarters Ended and Nine Months Ended September 30, 2013 and 2012
(amounts in thousands, except per share data (prior periods adjusted for stock split))
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Earnings per Common Share – Basic:
(Loss) income from continuing operations	$(0.10)	$0.16	$0.46	$0.33
Income from discontinued operations	$0.46	$0.03	$0.54	$0.04
Net income available for Common Shares	$0.36	$0.19	$1.00	$0.37
Earnings per Common Share – Fully Diluted:
(Loss) income from continuing operations	$(0.10)	$0.16	$0.46	$0.33
Income from discontinued operations	$0.46	$0.03	$0.53	$0.04
Net income available for Common Shares	$0.36	$0.19	$0.99	$0.37

Distributions declared per Common Share outstanding	$0.25	$0.219	$0.75	$0.656
Weighted average Common Shares outstanding – basic	83,021	82,380	83,023	82,274
Weighted average Common Shares outstanding – fully diluted	91,259	90,894	91,149	90,836

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2013
(amounts in thousands; prior period adjusted for stock split)
(unaudited)

	Common Stock	Paid-in Capital	6.75% Series C Cumulative Redeemable Perpetual Preferred Stock	Distributions in Excess of Accumulated Earnings	Non- controlling interests – Common OP Units	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2012	$832	$1,012,514	$136,144	$(287,652)	$65,054	$(2,590)	$924,302
Conversion of OP Units to common stock	—	160	—	—	(160)	—	—
Issuance of common stock through exercise of options	1	247	—	—	—	—	248
Issuance of common stock through employee stock purchase plan	1	525	—	—	—	—	526
Compensation expenses related to stock options and restricted stock	—	4,332	—	—	—	—	4,332
Adjustment for Common OP Unitholders in the Operating Partnership	—	6,780	—	—	(6,780)	—	—
Adjustment for fair market value of swap	—	—	—	—	—	1,233	1,233
Release of common shares from escrow	—	(2,360)	—	—	—	—	(2,360)
Net income	—	—	6,951	82,755	7,483	—	97,189
Distributions	—	—	(6,951)	(62,518)	(5,648)	—	(75,117)
Issuance of OP Units	—	—	—	—	9,686	—	9,686
Other	—	(504)	—	—	—	—	(504)
Balance, September 30, 2013	$834	$1,021,694	$136,144	$(267,415)	$69,635	$(1,357)	$959,535

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
(amounts in thousands)
(unaudited)

	September 30, 2013	September 30, 2012
Cash Flows From Operating Activities:
Consolidated net income	$97,189	$45,444
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of property, net of tax	(41,544)	—
Early debt retirement expense	37,911	—
Depreciation expense	83,872	79,984
Amortization of in-place leases	803	44,314
Amortization of loan costs	4,039	4,342
Debt premium amortization	(5,597)	(5,274)
Equity in income of unconsolidated joint ventures	(1,624)	(2,394)
Distributions from unconsolidated joint ventures	1,251	1,399
Amortization of stock-related compensation	4,332	4,465
Revenue recognized from right-to-use contract upfront payments	(5,453)	(5,000)
Commission expense recognized related to right-to-use contracts	1,933	1,701
Long term incentive plan compensation	1,431	642
Provision for uncollectible rents receivable	380	471
Changes in assets and liabilities:
Notes receivable, net	48	346
Deferred commission expense	(3,757)	(3,875)
Escrow deposits, goodwill and other assets	(1,299)	2,150
Accrued payroll and other operating expenses	14,759	12,941
Deferred revenue – upfront payments from right-to-use contracts	9,899	9,680
Deferred revenue – right-to-use annual payments	367	223
Rents received in advance and security deposits	(1,204)	(2,675)
Net cash provided by operating activities	197,736	188,884
Cash Flows From Investing Activities:
Real estate acquisition	(116,359)	—
Proceeds from disposition of rental properties	157,975	—
Net tax deferred exchange deposit	(13,755)	—
Investment in joint ventures	(1,149)	—
Repayments of notes receivable	9,270	8,451
Issuance of notes receivable	(7,792)	(4,121)
Capital improvements	(48,571)	(53,164)
Net cash used in investing activities	(20,381)	(48,834)
Cash Flows From Financing Activities:
Net proceeds from stock options and employee stock purchase plan	774	3,682
Distributions:
Common Stockholders	(39,792)	(51,538)
Common OP Unitholders	(5,648)	(5,014)
Preferred Stockholders	(6,951)	(11,462)
Stock repurchase and Unit redemption	—	(43)
Line of credit repayments	(20,000)	—
Line of credit proceeds	20,000	—
Principal payments and mortgage debt payoff	(415,977)	(154,706)
New mortgage notes payable financing proceeds	347,060	159,500
Debt issuance costs and early retirement of debt costs	(41,919)	(2,960)
Other	(502)	(100)
Net cash used in financing activities	(162,955)	(62,641)
Net increase in cash	14,400	77,409
Cash, beginning of period	37,126	70,460
Cash, end of period	$51,526	$147,869

The accompanying notes are an integral part of the financial statements.

Equity LifeStyle Properties, Inc.
Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2013 and 2012
(amounts in thousands)
(unaudited)

	September 30, 2013	September 30, 2012
Supplemental Information:
Cash paid during the period for interest	$85,248	$88,922
Non-cash activities (increase/(decrease)):
Capital improvements – used homes acquired by repossessions	$1,724	$3,506
Net repayments of notes receivable – used homes acquired by repossessions	$(1,724)	$(3,506)
Building and other depreciable property – reclassification of rental homes	$10,011	$3,608
Escrow deposits and other assets – reclassification of rental homes	$(10,011)	$(3,608)
Series A Cumulative Redeemable Perpetual Preferred Stock Exchange	$—	$(136,144)
Series C Cumulative Redeemable Perpetual Preferred Stock Exchange	$—	$136,144

Acquisitions:
Investment in real estate	$(126,186)	$(6,262)
Escrow deposits, goodwill, and other assets net	$(811)	$6,774
Accrued payroll and other operating expenses	$446	$—
Rents and other customer payments received in advance and security deposits	$506	$—
Non-controlling interests - Common OP Units	$9,686	$—

Dispositions:
Investment in real estate	$113,050	$—
Notes receivable, net	$6,507	$—
Deferred financing costs, net	$71	$—
Escrow deposits, goodwill, and other assets net	$378	$—
Accrued payroll and other operating expenses	$(664)	$—
Accrued interest payable	$(46)	$—
Rents and other customer payments received in advance and security deposits	$(1,905)	$—

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
On July 15, 2013, we effected a two-for-one stock split of our common stock (see Note 2 in the Notes to Consolidated Financial Statements contained in this Form 10-Q). All common stock and Common Operating Partnership Unit share and per share data in the accompanying Consolidated Financial Statements and notes, have been adjusted retroactively to reflect the stock split.

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
The accompanying Consolidated Financial Statements include the consolidation of our accounts. We do not have controlling interests in any of our joint ventures (“JV”), which are therefore treated under the equity method of accounting and not consolidated in our financial statements. The holders of limited partnership interests in the Operating Partnership (“Common OP Unitholders”) receive an allocation of net income that is based on their respective ownership percentage of the Operating Partnership which is shown in our Consolidated Financial Statements as Non-controlling interests-Common OP Units. All significant intercompany balances and transactions have been eliminated in consolidation.

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
As of September 30, 2013 and December 31, 2012, the gross carrying amounts of identified intangible assets and goodwill, a component of “Escrow deposits, goodwill and other assets, net” on our consolidated balance sheets, were approximately $12.1 million. As of September 30, 2013 and December 31, 2012, this amount was comprised of approximately $4.3 million of identified intangible assets and approximately $7.8 million of goodwill. Accumulated amortization of identified intangible assets was approximately $1.8 million and $1.5 million as of September 30, 2013 and December 31, 2012, respectively. For each of the quarters ended September 30, 2013 and 2012, amortization expense for the identified intangible assets was approximately $0.1

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies (continued)

million. For the nine months ended September 30, 2013 and 2012, amortization expense for the identified intangible assets was approximately $0.3 million.
Estimated amortization of identified intangible assets for each of the next five years are as follows (amounts in thousands):

Year ending December 31,	Amount
2014	$349
2015	$349
2016	$251
2017	$87
2018	$87

(c)	Restricted Cash
Cash as of September 30, 2013 and December 31, 2012 included approximately $5.2 million and $4.9 million, respectively, of restricted cash for the payment of capital improvements, insurance or real estate taxes.

(d)	Fair Value of Financial Instruments
We disclose the estimated fair value of our financial instruments according to a fair value hierarchy (Level 1, 2 and 3). Our financial instruments include notes receivable, accounts receivable, accounts payable, other accrued expenses, interest rate swaps and mortgage notes payable.
Our mortgage notes payable and term loan had a fair value of approximately $2.2 billion as of September 30, 2013 and December 31, 2012, respectively, measured using quoted prices and observable inputs from similar liabilities (Level 2). At September 30, 2013 and December 31, 2012, our cash flow hedge of interest rate risk included in accrued payroll and other operating expenses was measured using quoted prices and observable inputs from similar assets and liabilities (Level 2). We consider our own credit risk as well as the credit risk of our counterparties when evaluating the fair value of our derivative. The fair values of our remaining financial instruments approximate their carrying or contract values.

(e)	Deferred Financing Costs, net
Deferred financing costs, net include fees and costs incurred to obtain long-term financing. The costs are being amortized over the terms of the respective loans on a basis that approximates level yield. Unamortized deferred financing fees are written-off when debt is retired before the maturity date. Upon amendment of the line of credit or refinancing of mortgage debt, unamortized deferred financing fees are accounted for in accordance with Codification Sub-Topic “Modifications and Extinguishments” (“FASB ASC 470-50-40”). Accumulated amortization for such costs was $24.3 million and $20.5 million at September 30, 2013 and December 31, 2012, respectively.

(f)	Reclassifications

Certain 2012 amounts have been reclassified to conform to the 2013 presentation. Balance sheet amounts as of December 31, 2012 for Properties held for disposition, have been reclassified on the Consolidated Balance Sheets to “Assets held for disposition” and “Liabilities held for disposition”. Income statement amounts for disposed Properties have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income for all periods presented. In addition, certain prior period disclosures in the accompanying footnotes have been revised to exclude amounts which have been reclassified to discontinued operations. These reclassifications had no material effect on the Consolidated Statements of Income and Comprehensive Income.

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
The following table sets forth the computation of the basic and diluted earnings per common share for the quarters and nine months ended September 30, 2013 and 2012 (amounts in thousands, except per share data, prior periods adjusted for stock split):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerators:
(Loss) income from Continuing Operations:
(Loss) income from continuing operations	$(6,632)	$18,785	$48,430	$42,218
Amounts allocated to dilutive securities	755	(1,271)	(3,385)	(2,614)
Preferred Stock distributions	(2,311)	(3,980)	(6,951)	(12,048)
(Loss) income from continuing operations available to Common Shares – basic	(8,188)	13,534	38,094	27,556
Amounts allocated to dilutive securities	(755)	1,271	3,385	2,614
(Loss) income from continuing operations available to Common Shares – fully diluted	$(8,943)	$14,805	$41,479	$30,170
Income from Discontinued Operations:
Income from discontinued operations, net of amounts allocated to dilutive securities	$38,060	$2,475	$44,661	$2,948
Net Income Available for Common Shares:
Net income available for Common Shares – basic	$29,872	$16,009	$82,755	$30,504
Amounts allocated to dilutive securities	2,753	1,503	7,483	2,891
Net income available for Common Shares – fully diluted	$32,625	$17,512	$90,238	$33,395
Denominator:
Weighted average Common Shares outstanding – basic	83,021	82,380	83,023	82,274
Effect of dilutive securities:
Redemption of Common OP Units for Common Shares	7,604	7,884	7,506	7,918
Stock options and restricted shares	634	630	620	644
Weighted average Common Shares outstanding – fully diluted	91,259	90,894	91,149	90,836

Earnings per Common Share – Basic:
(Loss) income from continuing operations	$(0.10)	$0.16	$0.46	$0.33
Income from discontinued operations	0.46	0.03	0.54	0.04
Net income available for Common Shares	$0.36	$0.19	$1.00	$0.37

Earnings per Common Share – Fully Diluted:
(Loss) income from continuing operations	$(0.10)	$0.16	$0.46	$0.33
Income from discontinued operations	0.46	0.03	0.53	0.04
Net income available for Common Shares	$0.36	$0.19	$0.99	$0.37

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 3 – Common Stock and Other Equity Related Transactions
On July 15, 2013, we effected a two-for-one stock split of our common stock, by and in the form of a stock dividend and was paid to stockholders of record on July 5, 2013.
On September 30, 2013, we paid a $0.421875 per share distribution on our Depositary Shares (each representing 1/100 of a share of our Series C Preferred Stock) to stockholders of record on September 20, 2013. On July 1, 2013, we paid a $0.421875 per share distribution on our Depositary Shares (each representing 1/100 of a share of our Series C Preferred Stock) to stockholders of record on June 20, 2013. On April 1, 2013, we paid a $0.421875 per share distribution on our Depositary Shares (each representing 1/100 of a share of our Series C Preferred Stock) to stockholders of record on March 21, 2013.
On October 11, 2013, we paid a $0.25 per share distribution to common stockholders of record on September 27, 2013. On July 12, 2013, we paid a $0.25 per share distribution to common stockholders of record on June 28, 2013. On April 12, 2013, we paid a $0.25 per share distribution to common stockholders of record on March 28, 2013.

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
During the nine months ended September 30, 2013, we recorded an additional $3.5 million in depreciation expense and accumulated depreciation to correct immaterial amounts recorded in prior periods related to certain assets.
Acquisitions
All acquisitions have been accounted for utilizing the acquisition method of accounting in accordance with ASC 805 and, accordingly, the results of operations of acquired assets are included in the statements of operations from the dates of acquisition. Certain purchase price adjustments may be made within one year following the acquisition and applied retroactively to the date of acquisition.
On September 16, 2013, we acquired Fiesta Key RV Resort, a premier 324-site RV resort and marina in the Florida Keys, for a stated purchase price of approximately $24.6 million funded with available cash.
On August 1, 2013, we acquired from certain affiliates of Riverside Communities three manufactured home communities located in the Chicago metropolitan area collectively containing approximately 1,207 sites for a stated purchase price of $102.0 million. The purchase price was funded with available cash and limited partnership interests in our Operating Partnership. Patrick Waite, our Senior Vice President of Operations, was formerly employed by an affiliate of Riverside Communities, as a result of which he had financial interests in the sale that resulted in him receiving his share in cash upon the closing of the acquisition. Mr. Waite did not participate in our management’s analysis, decision-making or recommendation to the Board of Directors with respect to the acquisition. In addition, David Helfand, the founder and CEO of Riverside Communities, served in various positions with us before 2005, including at various times as our Chief Financial Officer, Chief Executive Officer, and as a member of our Board of Directors. Mr. Helfand is currently Co-President of Equity Group Investments, L.L.C., an entity affiliated with Sam Zell, Chairman of our Board of Directors.
We engaged a third-party to assist with our purchase price allocation for the acquisitions. The allocation of the fair values of the assets acquired and liabilities assumed is subject to further adjustment due primarily to information not readily available at the acquisition date and final purchase price settlement with the sellers in accordance with the terms of the purchase agreement. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the acquisitions for the quarter ended September 30, 2013, which we determined using level two and level three inputs (amounts in thousands):

As of September 30, 2013
Assets acquired
Land	$39,232
Depreciable property	82,333
Manufactured homes	1,155
In-place leases	3,910
Total Assets acquired	$126,630

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 4 – Investment in Real Estate (continued)

Ground lease escrow
We are the beneficiary of an escrow, funded by the seller, related to one of the Properties acquired in 2011 with approximately 227,586 shares of our common stock. The escrow provides for distributions of the escrowed stock on a quarterly basis to protect us from future scheduled ground lease payments as well as scheduled increases in the option purchase price over time. On April 1, 2013 and on July 1, 2013, we received a distribution of 29,918 and 30,268 shares of our common stock, respectively, which resulted in a balance at September 30, 2013 of 167,400 shares. We reflected the shares received as a redemption in paid-in capital in the Consolidated Statements of Changes in Equity. The returned shares were canceled and treated as authorized, but not issued and outstanding. In addition, on October 1, 2013, we received a distribution of 30,619 shares of our common stock from the escrow. We revalue the contingent consideration asset as of each reporting date and recognize in earnings any increase or decrease in fair value of the contingent consideration asset. The fair value estimate of the contingent consideration asset at September 30, 2013 is approximately $4.5 million.
Dispositions and real estate held for disposition
On May 8, 2013, we entered into a purchase and sale agreement to sell 11 manufactured home communities located in Michigan (the “Michigan Properties”) collectively containing approximately 5,344 sites for a net purchase price of approximately $165.0 million. We closed on the sale of ten of the Michigan Properties on July 23, 2013, and closed on the sale of the eleventh Michigan Property on September 25, 2013. We recognized a gain on sale of real estate assets of approximately $40.6 million in the third quarter of 2013.
Results of operations for the Michigan Properties have been presented separately as discontinued operations for all periods presented in the Consolidated Statements of Income and Comprehensive Income. The following table summarizes the components of income and expense relating to discontinued operations for the quarters and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Community base rental home income	$1,448	$4,915	$11,565	$14,633
Rental income	328	656	1,948	1,690
Utility and other income	378	536	1,375	1,460
Discontinued property operating revenues	2,154	6,107	14,888	17,783
Property operating expenses	1,116	2,552	6,039	7,018
Income from discontinued property operations	1,038	3,555	8,849	10,765
Income (loss) from home sales operations	2	(42)	(77)	(83)
Other income and expenses	37	(672)	(1,202)	(7,056)
Interest and amortization	(95)	(134)	(355)	(400)
Discontinued operations, net	$982	$2,707	$7,215	$3,226
For the Michigan Properties, the investment in real estate, net of accumulated depreciation, at December 31, 2012 was $111.8 million.
During the nine months ended September 30, 2013, we recognized approximately $1.0 million of gain on the sale of a property as a result of a new U.S. Federal tax law that eliminated a previously accrued built-in-gain tax liability related to the disposition of the Cascade property during 2012.
As of September 30, 2013, we have no properties designated as held for disposition pursuant to FASB ASC 360-10-35.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 5 – Investment in Joint Ventures
We recorded approximately $1.6 million and $1.5 million (net of approximately $0.7 million and $0.9 million of depreciation expense) of equity in income from unconsolidated joint ventures for each of the nine months ended September 30, 2013 and 2012, respectively. We received approximately $1.3 million and $1.4 million from such joint ventures, which were classified as a return on capital and included in operating activities on the Consolidated Statements of Cash Flows for each of the nine months ended September 30, 2013 and 2012, respectively.
On April 19, 2013, we entered into an agreement with an unaffiliated third party to create a new joint venture named ECHO Financing, LLC (the “ECHO JV”). We entered into the ECHO JV in order to buy and sell homes, as well as to offer another financing option to purchasers of homes at our Properties. Each party to the venture made an initial contribution of $1.0 million in exchange for a pro rata ownership interest in the joint venture, which resulted in us owning 50% of the ECHO JV. We account for our investment in the ECHO JV using the equity method of accounting, since we do not have a controlling direct or indirect voting interest, but we can exercise significant influence with respect to its operations and major decisions.
The following table summarizes our investment in unconsolidated joint ventures (investment amounts in thousands with the number of Properties shown parenthetically as of September 30, 2013 and December 31, 2012):

					Investment as of		JV Income for the Nine Months Ended
Investment	Location	Number of Sites	Economic Interest (a)		September 30, 2013	December 31, 2012	September 30, 2013	September 30, 2012
Meadows	Various (2,2)	1,027	50%		$1,398	$916	$856	$730
Lakeshore	Florida (2,2)	342	65%		135	121	203	188
Voyager	Arizona (1,1)	1,706	50%	(b)	7,080	7,195	720	612
Other	Various (0,0)	—	20%		—	188	(188)	(6)
ECHO JV	Various (0,0)	—	50%		1,182	—	33	—
		3,075			$9,795	$8,420	$1,624	$1,524
______________________

(a)	The percentages shown approximate our economic interest as of September 30, 2013. Our legal ownership interest may differ.

(b)	Voyager joint venture primarily consists of a 50% interest in Voyager RV Resort and 25% interest in the utility plant servicing the Property.

Note 6 – Notes Receivable

Occasionally, we make loans to finance the sale of homes to our customers or purchase loans made by others to finance the sale of homes to our customers (“Chattel Loans”). The Chattel Loans receivable require monthly principal and interest payments and are collateralized by homes at certain of the Properties. As of September 30, 2013 and December 31, 2012, we had approximately $22.8 million and $25.0 million, respectively, of these Chattel Loans included in notes receivable. In addition, as of December 31, 2012, we had approximately $7.7 million of these Chattel Loans included in notes receivable for assets held for disposition. As of September 30, 2013, the Chattel Loans receivable, including the Michigan Properties through the date of sale, had a stated per annum average rate of approximately 7.8%, with a yield of 21.4%, and had an average term remaining of approximately 13 years. These Chattel Loans are recorded net of allowances of approximately $0.4 million as of September 30, 2013 and December 31, 2012. During the nine months ended September 30, 2013 and September 30, 2012, approximately $3.7 million and $4.2 million, respectively, were repaid, and we issued an additional $2.3 million and $0.5 million of loans, respectively. In addition, during the nine months ended September 30, 2013 and September 30, 2012, approximately $1.7 million and $3.5 million, respectively, of homes serving as collateral for Chattel Loans were repossessed and sold or converted to rental units. Chattel Loans receivable as of September 30, 2013 includes $14.7 million of Chattel Loans related to the Properties acquired in 2011. During the third quarter of 2013, we disposed of $6.5 million of Chattel Loans due to the disposition of the Michigan Properties. During 2013, management reviewed the default and asset recovery performance of these loans related to the Properties acquired in 2011 and determined that the yield of this portfolio increased from 21% to 27% due to the disposition of Chattel Loans at the Michigan Properties and accelerated timing of cash collections and asset recoveries being experienced in the portfolio. Increases in default rates or declines in recovery rates in the future could, if significant, result in an impairment of the loans. Changes in default rates or recovery rates in the future could, if significant, result in future changes to the yield.
We also provide financing for nonrefundable sales of new or upgrades to existing right to use contracts (“Contracts Receivable”). As of September 30, 2013 and December 31, 2012, we had approximately $16.7 million and $16.1 million, respectively, of Contracts Receivable, net of allowances of approximately $0.7 million. These Contracts Receivable represent loans to customers who have entered into right-to-use contracts. The Contracts Receivable yield interest at a stated per annum average rate of 16%, have a weighted average term remaining of approximately four years and require monthly payments of principal and interest. During the nine months ended September 30, 2013 and September 30, 2012, approximately $5.5 million

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 6 – Notes Receivable (continued)

and $5.4 million, respectively, were repaid and an additional $5.5 million and $4.7 million, respectively, were lent to customers. We periodically review the performance of these loans and do not expect to make significant adjustments to income recognition assumptions due to the small remaining value of the loans.

Note 7 – Borrowing Arrangements
Mortgage Notes Payable
As of September 30, 2013 and December 31, 2012, we had outstanding mortgage indebtedness of approximately $1,994 million and $2,062 million, respectively, excluding $8.3 million as of December 31, 2012, on liabilities held for disposition (including $0.4 million of debt premium adjustment). The weighted average interest rate including the impact of premium/discount amortization on this mortgage indebtedness for the nine months ended September 30, 2013 was approximately 5.1% per annum. The debt bears interest at stated rates of 3.9% to 8.9% per annum and matures on various dates ranging from 2014 to 2038. The debt encumbered a total of 152 and 170 of our Properties as of September 30, 2013 and December 31, 2012, respectively, and the carrying value of such Properties was approximately $2,390 million and $2,485 million, respectively, as of such dates.
During the nine months ended September 30, 2013, we paid off nine mortgages totaling approximately $73.7 million, with a weighted average interest rate of 6.0% per annum that constituted the remainder of our 2013 maturities.
During the nine months ended September 30, 2013, we closed on ten loans with total proceeds of $347.1 million which were secured by manufactured home communities and carried a weighted average interest rate of 4.5% per annum. The loan proceeds and available cash were used to defease approximately $312.2 million of debt with a weighted average interest rate of 5.7% per annum, secured by 29 manufactured home communities which were set to mature in 2014 and 2015. During the quarter and nine months ended September 30, 2013, we paid approximately $36.5 million and $37.9 million, respectively, in defeasance costs associated with the early retirement of the mortgages.
On July 18, 2013, in connection with the disposition of our Michigan Properties (see Note 4 in the Notes to Consolidated Financial Statements in this Form 10-Q), we paid off the mortgage on one manufactured home community, which was scheduled to mature in 2020, for approximately $7.9 million with a stated interest rate of 7.2% per annum.
Term Loan
Our $200.0 million Term Loan (the “Term Loan”) matures on June 30, 2017, has an interest rate of LIBOR plus 1.85% to 2.80% per annum and, subject to certain conditions, may be prepaid at any time without premium or penalty after July 1, 2014. Prior to July 1, 2014, a prepayment penalty of 2% of the amount prepaid would be owed. The spread over LIBOR is variable based on leverage measured quarterly throughout the loan term. The Term Loan contains customary representations, warranties and negative and affirmative covenants, and provides for acceleration of principal and payment of all other amounts payable thereunder upon the occurrence of certain events of default. In connection with the Term Loan, we also entered into a three year, $200.0 million LIBOR notional Swap Agreement (the “Swap”) allowing us to trade our variable interest rate for a fixed interest rate on the Term Loan. (see Note 8 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further information on the accounting for the Swap.)
Unsecured Line of Credit
As of September 30, 2013 and December 31, 2012, our unsecured Line of Credit (“LOC”) had availability of $380 million with no amounts outstanding. During the quarter ended September 30, 2013, we had proceeds of $20.0 million from the LOC and repayments of $20.0 million on the LOC. Our amended LOC bears a LIBOR rate plus a maximum of 1.40% to 2.00%, contains a 0.25% to 0.40% facility rate and has a maturity date of September 15, 2016. We have a one year extension option under our LOC. We incurred commitment and arrangement fees of approximately $1.3 million to enter into the amended LOC in 2012, subject to payment of certain administrative fees and the satisfaction of certain other enumerated conditions.
As of September 30, 2013, we are in compliance in all material aspects with the covenants in our borrowing arrangements.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 8 – Derivative Instruments and Hedging Activities
Cash Flow Hedges of Interest Rate Risk
In connection with the Term Loan, we entered into a Swap (see Note 7 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q for information about the Term Loan related to the Swap) that fixes the underlying LIBOR rate on the Term Loan at 1.11% per annum for the first three years and matures on July 1, 2014. Based on actual leverage as of September 30, 2013, our spread over LIBOR was 1.95%, resulting in an actual all-in interest rate of 3.06% per annum. We have designated the Swap as a cash flow hedge. No gain or loss was recognized in the Consolidated Statements of Income and Comprehensive Income related to hedge ineffectiveness or to amounts excluded from effectiveness testing on our cash flow hedge during the quarter and nine months ended September 30, 2013.
Amounts reported in accumulated other comprehensive loss on the Consolidated Balance Sheets related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. Through the remaining term of the swap, July 1, 2014, we estimate that an additional $1.5 million will be reclassified as an increase to interest expense.
Derivative Instruments and Hedging Activities
The table below presents the fair value of our derivative financial instrument as well as our classification on our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (amounts in thousands).

	Balance Sheet Location	September 30, 2013	December 31, 2012
Interest Rate Swap	Accrued payroll and other operating expenses	$1,358	$2,591
Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the quarters ended September 30, 2013 and 2012 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Interest Rate Swap	$106	$494	Interest Expense	$467	$440
The tables below present the effect of our derivative financial instrument on the Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2013 and 2012 (amounts in thousands).

Derivatives in Cash Flow Hedging Relationship	Amount of loss recognized in OCI on derivative (effective portion)		Location of loss reclassified from accumulated OCI into income (effective portion)	Amount of loss reclassified from accumulated OCI into income (effective portion)
	September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Interest Rate Swap	$141	$1,765	Interest Expense	$1,374	$1,299
We determined that no adjustment was necessary for nonperformance risk on our derivative obligation. As of September 30, 2013, we have not posted any collateral related to this agreement.

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

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 9 – Deferred Revenue-Right-to-use Contracts and Deferred Commission Expense (continued)

Components of the change in deferred revenue-right-to-use contracts and deferred commission expense are as follows (amounts in thousands):

	2013	2012
Deferred revenue – right-to-use contracts, as of January 1,	$62,979	$56,285
Deferral of new right-to-use contracts	9,899	9,680
Deferred revenue recognized	(5,453)	(5,000)
Net increase in deferred revenue	4,446	4,680
Deferred revenue – right-to-use contracts, as of September 30,	$67,425	$60,965

Deferred commission expense, as of January 1,	$22,841	$19,687
Costs deferred	3,757	3,875
Commission expense recognized	(1,933)	(1,701)
Net increase in deferred commission expense	1,824	2,174
Deferred commission expense, as of September 30,	$24,665	$21,861

Note 10 – Stock Option Plan and Stock Grants
We account for our stock-based compensation in accordance with the Codification Topic “Compensation – Stock Compensation” (“FASB ASC 718”). All common stock share numbers have been adjusted retroactively to reflect the stock split.
Stock-based compensation expense, reported in “General and administrative” on the Consolidated Statements of Income and Comprehensive Income, for the quarters ended September 30, 2013 and 2012 was approximately $1.6 million and $1.2 million, respectively, and for the nine months ended September 30, 2013 and 2012, was approximately $4.3 million and $4.5 million, respectively.
On January 31, 2013, we awarded Restricted Stock Grants for 62,000 shares of common stock at a fair market value of approximately $2.2 million to certain members of the Board of Directors for services rendered in 2012. One-third of the shares of restricted common stock covered by these awards vest on each of December 31, 2013, December 31, 2014, and December 31, 2015. The fair market value of our restricted stock grants is recorded as compensation expense and paid in capital over the vesting period.
On February 1, 2013, we awarded Restricted Stock Grants for 68,666 shares of common stock at a fair market value of $2.5 million to certain members of our senior management. These Restricted Stock Grants will vest on December 31, 2013.
On March 13, 2013, we awarded Restricted Stock Grants for 666 shares of common stock at a fair market value of approximately $24,800 to a member of the Board of Directors. One-third of the shares of restricted common stock covered by these awards vests on each of September 13, 2013, March 13, 2014, and March 13, 2015.
On April 10, 2013, we awarded Restricted Stock Grants for 2,000 shares of common stock at a fair market value of $80,200 to a member of our senior management. These Restricted Stock Grants will vest on December 31, 2013.
On May 8, 2013, we awarded Restricted Stock Grants for 40,000 shares of common stock at a fair market value of approximately $1.7 million to the members of the Board of Directors. One-third of the shares of restricted common stock covered by these awards vest on each of November 8, 2013, May 8, 2014, and May 8, 2015.

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
The Committee has responsibility for administering the 2013 LTIP and may use its reasonable discretion to adjust the performance criteria or Eligible Payments to take into account the impact of any major or unforeseen transaction or event. Our executive officers are not participants in the 2013 LTIP. The Eligible Payment will be paid in cash upon completion of our annual audit for the 2015 fiscal year and upon satisfaction of the vesting conditions as outlined in the 2013 LTIP and, including employer costs, is currently estimated to be approximately $5.8 million. For the quarter and nine months ended September 30, 2013, we had accrued compensation expense of approximately $0.5 million and $1.4 million, respectively.
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
The City and the residents’ association (which intervened in the case) appealed, and we cross-appealed. On April 17, 2013, the United States Court of Appeals for the Ninth Circuit issued an opinion in which, among other rulings, it reversed the trial court’s determinations that the Ordinance had unconstitutionally taken our property and that we were entitled to an award of attorneys’ fees and costs, and affirmed the jury verdict that the City had not breached the settlement agreement and affirmed the award to the City of approximately $1.25 million of attorneys’ fees and costs on the settlement agreement claims. On May 1,

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements
Note 12 – Commitments and Contingencies (continued)

2013, we filed with the Court of Appeals a petition for panel rehearing and rehearing en banc, which was denied on June 3, 2013. On June 26, 2013, the Court of Appeals’ mandate issued. On September 3, 2013, we filed a petition for review by the U.S. Supreme Court. On September 10, 2013, the City and the residents’ association each waived the right to respond to our petition. On October 7, 2013, the Supreme Court requested that a response be filed, which is due on December 6, 2013. After any response is filed, we will have the opportunity to file a reply in support of our petition before the Supreme Court decides whether to accept the case for review.
During the nine months ended September 30, 2013, we paid approximately $1.4 million related to the ruling of the Court of Appeals. On July 10, 2013, we paid to the City $1.27 million to satisfy, including interest, the attorneys’ fees and costs judgment affirmed by the Court of Appeals. In August 2013, we also paid to the City approximately $0.08 million to satisfy its claim for attorney’s fees on appeal.
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
On September 26, 2013, we entered a settlement agreement with the City of Santee pursuant to which the City agreed to the entry of a peremptory writ of mandate by the Superior Court directing the City to grant us a special adjustment under the City’s rent control ordinance permitting us, subject to the terms of the agreement, to increase site rents at the Meadowbrook community through January 1, 2034 as follows: (a) a one-time 2.5% rent increase on all sites in January 2014; plus (b) annual rent increases of 100% of the consumer price index (CPI) beginning in 2014; and (c) a 10% increase in the rent on a site upon turnover of that site. Absent the settlement, the rent control ordinance limited us to annual rent increases of at most 70% of CPI with no increases on turnover of a site.
Colony Park
On December 1, 2006, a group of tenants at our Colony Park Property in Ceres, California filed a complaint in the California Superior Court for Stanislaus County alleging that we had failed to properly maintain the Property and had improperly reduced the services provided to the tenants, among other allegations. We answered the complaint by denying all material allegations and filed a counterclaim for declaratory relief and damages. The case proceeded in Superior Court because our motion to compel arbitration was denied and the denial was upheld on appeal. Trial of the case began on July 27, 2010. After just over three months of trial in which the plaintiffs asked the jury to award a total of approximately $6.8 million in damages, the jury rendered verdicts awarding a total of less than $44,000 to six out of the 72 plaintiffs, and awarding nothing to the other 66 plaintiffs. The plaintiff’s who were awarded nothing filed a motion for a new trial or alternatively for judgment notwithstanding the jury’s verdict, which the Court denied on February 14, 2011. All but three of the 66 plaintiffs to whom the jury awarded nothing have appealed. Oral argument in the appeal was held on September 19, 2013 and the matter was taken under submission by the California Court of Appeal.
By orders entered on December 14, 2011, the Superior Court awarded us approximately $2.0 million in attorneys’ fees and other costs jointly and severally against the plaintiffs to whom the jury awarded nothing, and awarded no attorneys’ fees or costs to either side with respect to the six plaintiffs to whom the jury awarded less than $44,000. Plaintiffs have filed an appeal from the approximately $2.0 million award of our attorneys’ fees and other costs. Oral argument in that appeal was also held on September 19, 2013 and that matter was also taken under submission by the California Court of Appeal.
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
On August 6, 2012, we were served with motions by Essex and Westchester seeking leave to amend their pleadings, which the Court subsequently allowed, to add affirmative defenses seeking to bar recovery on the alleged ground that the claim we submitted for hurricane-related losses allegedly intentionally concealed and misrepresented that a portion of that claim was not hurricane-related, and to add a counterclaim seeking on the same alleged ground reimbursement of approximately $2.4 million Essex previously paid (the “Additional Affirmative Defenses and Counterclaim”). We believe that the Additional Affirmative Defenses and Counterclaim are without merit, and intend to vigorously contest them. The parties filed motions for partial summary judgment with respect to certain of the claims for coverage that remain in the case, on which the court heard oral argument on April 2, 2013 and took under advisement. On April 22, 2013, Essex and Westchester filed an additional motion for summary judgment, which relates to their Additional Affirmative Defenses and Counterclaim, on which the court heard oral arguments on June 27, 2013. On August 12, 2013, the court ruled in our favor on most of the issues presented in the motions for summary judgment, except that it reversed the earlier decision (made by a different judge who subsequently retired) that had granted us partial summary judgment that our hurricane debris cleanup costs are within the extra expense coverage of our excess insurance policies. On September 11, 2013, in response to our request for reconsideration of that reversal, the court ordered full briefing and a hearing on the issue, which is set for November 12, 2013. The case has been set for trial on December 2, 2013.
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
On March 18, 2013, the Court entered an order denying class certification and denying the plaintiffs’ motion for leave to amend their class action complaint. The individual claims of the two named plaintiffs remain pending. On April 1, 2013, the plaintiffs filed with the United States Court of Appeals for the Ninth Circuit a petition for leave to appeal from the order denying class certification. On May 15, 2013, the plaintiffs withdrew their petition for leave to appeal. The parties have agreed to a confidential settlement of the individual claims of the two named plaintiffs.
Litigation Relating to Potential Acquisition of Certain RV Resorts
On November 9, 2012, we entered a letter of intent with Morgan RV Resorts (“Morgan”), which granted us a right of exclusive dealing and a right of first refusal (“ROFR”) with respect to the purchase of 15 of Morgan’s RV resorts. On December 13, 2012, Sun Communities, Inc. announced in an SEC filing that certain of its affiliates (collectively, “Sun”) had entered into a contract with Morgan to purchase 11 of those same properties, as a result of which we subsequently exercised our ROFR. In a suit initiated by Sun on December 26, 2012 against us and Morgan in the Oakland County (Michigan) Circuit Court, the parties litigated the issue of who had the right to the properties. On February 12, 2013, Sun announced in an SEC filing that it had closed its purchase from Morgan on ten of the 11 properties at issue. On September 16, 2013, the parties resolved the dispute by entering a confidential settlement agreement as a result of which we acquired the eleventh property, Fiesta Key RV Resort, and certain other assets, and the litigation was dismissed with prejudice.
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
All revenues are from external customers and there is no customer who contributed 10% or more of our total revenues during the quarters or nine months ended September 30, 2013 or 2012.

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following tables summarize our segment financial information for the quarters ended September 30, 2013 and 2012 (amounts in thousands):
Quarter Ended September 30, 2013

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$174,657	$9,224	$183,881
Operations expenses	(86,579)	(7,650)	(94,229)
Income from segment operations	88,078	1,574	89,652
Interest income	856	1,216	2,072
Depreciation on real estate and rental homes	(24,730)	(1,730)	(26,460)
Amortization of in-place leases	(485)	—	(485)
Income from operations	$63,719	$1,060	64,779
Reconciliation to Consolidated net income
Corporate interest income			128
Other revenues			1,885
General and administrative			(7,606)
Interest and related amortization			(29,206)
Early debt retirement			(36,530)
Rent control initiatives and other			(521)
Equity in income of unconsolidated joint ventures			439
Discontinued operations			982
Gain on sale of property, net of tax			40,586
Consolidated net income			$34,936

Total assets as of September 30, 2013	$3,099,625	$297,505	$3,397,130

Quarter Ended September 30, 2012

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$165,320	$4,973	$170,293
Operations expenses	(81,602)	(3,842)	(85,444)
Income from segment operations	83,718	1,131	84,849
Interest income	750	1,256	2,006
Depreciation on real estate and rental homes	(24,130)	(1,449)	(25,579)
Amortization of in-place leases	(7,247)	(147)	(7,394)
Income from operations	$53,091	$791	53,882
Reconciliation to Consolidated net income
Corporate interest income			114
Other revenues			2,651
General and administrative			(6,402)
Interest and related amortization			(31,508)
Rent control initiatives and other			(221)
Equity in income of unconsolidated joint ventures			269
Discontinued operations			2,707
Consolidated net income			$21,492

Assets held for use	$3,165,456	$213,259	$3,378,715
Assets held for disposition			$118,410
Total assets as of September 30, 2012			$3,497,125

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following tables summarize our segment financial information for the nine months ended September 30, 2013 and 2012 (amounts in thousands):
Nine Months Ended September 30, 2013

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$512,587	$23,744	$536,331
Operations expenses	(249,148)	(18,688)	(267,836)
Income from segment operations	263,439	5,056	268,495
Interest income	2,589	3,220	5,809
Depreciation on real estate and rental homes	(76,704)	(5,089)	(81,793)
Amortization of in-place leases	(803)	—	(803)
Income from operations	$188,521	$3,187	191,708
Reconciliation to Consolidated net income
Corporate interest income			364
Other revenues			5,989
General and administrative			(21,261)
Interest and related amortization			(89,706)
Early debt retirement			(37,911)
Rent control initiatives and other			(2,377)
Equity in income of unconsolidated joint ventures			1,624
Discontinued operations			7,215
Gain on sale of property, net of tax			41,544
Consolidated net income			$97,189

Total assets	$3,099,625	$297,505	$3,397,130
Capital improvements	$17,787	$30,784	$48,571

Nine Months Ended September 30, 2012

	Property Operations	Home Sales and Rentals Operations	Consolidated
Operations revenues	$491,628	$14,924	$506,552
Operations expenses	(237,152)	(11,943)	(249,095)
Income from segment operations	254,476	2,981	257,457
Interest income	2,387	3,412	5,799
Depreciation on real estate and rental homes	(72,386)	(4,139)	(76,525)
Amortization of in-place leases	(37,904)	(755)	(38,659)
Income from operations	$146,573	$1,499	148,072
Reconciliation to Consolidated net income
Corporate interest income			333
Other revenues			5,708
General and administrative			(19,317)
Interest and related amortization			(93,035)
Rent control initiatives and other			(1,067)
Equity in income of unconsolidated joint ventures			1,524
Discontinued operations			3,226
Consolidated net income			$45,444

Assets held for use	$3,165,456	$213,259	$3,378,715
Assets held for disposition			$118,410
Total assets			$3,497,125
Capital improvements	$21,459	$31,705	$53,164

Equity LifeStyle Properties, Inc.
Notes to Consolidated Financial Statements

Note 13 – Reportable Segments (continued)

The following table summarizes our financial information for the Property Operations segment, specific to continuing operations, for the quarters and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Community base rental income	$103,157	$98,752	$305,401	$295,185
Resort base rental income	39,932	36,516	113,868	104,503
Right-to-use annual payments	12,323	12,115	35,889	36,087
Right-to-use contracts current period, gross	3,707	4,494	9,899	9,680
Right-to-use contracts current period, deferred	(1,856)	(2,788)	(4,446)	(4,680)
Utility income and other	16,224	15,499	48,694	48,559
Ancillary services revenues, net	1,170	732	3,282	2,294
Total property operations revenues	174,657	165,320	512,587	491,628
Expenses:
Property operating and maintenance	61,782	58,586	175,183	168,444
Real estate taxes	11,584	11,362	35,873	34,729
Sales and marketing, gross	3,842	3,573	9,536	7,848
Sales and marketing deferred commissions, net	(706)	(1,277)	(1,824)	(2,174)
Property management	10,077	9,358	30,380	28,305
Total property operations expenses	86,579	81,602	249,148	237,152
Income from property operations segment	$88,078	$83,718	$263,439	$254,476
The following table summarizes our financial information for the Home Sales and Rentals Operations segment, specific to continuing operations, for the quarters and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Quarters Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Gross revenue from home sales	$5,415	$1,660	$12,328	$5,585
Brokered resale revenues, net	225	258	840	917
Rental home income (a)	3,584	3,055	10,576	8,422
Total revenues	9,224	4,973	23,744	14,924
Expenses:
Cost of home sales	5,137	1,804	11,837	6,485
Home selling expenses	563	325	1,544	1,051
Rental home operating and maintenance	1,950	1,713	5,307	4,407
Total expenses	7,650	3,842	18,688	11,943
Income from home sales and rentals operations segment	$1,574	$1,131	$5,056	$2,981
______________________

(a)
Does not include approximately $9.7 million and $8.4 million for the quarters ended September 30, 2013 and 2012, respectively, and approximately $28.9 million and $23.7 million for the nine months ended September 30, 2013 and 2012, respectively, of site rental income included in Community base rental income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a self-administered, self-managed, real estate investment trust (“REIT”) with headquarters in Chicago, Illinois. We are a fully integrated owner and operator of lifestyle-oriented properties (“Properties”). We lease individual developed areas (“sites”) with access to utilities for placement of factory built homes, cottages, cabins or recreational vehicles (“RVs”). Customers may lease individual sites or purchase right-to-use contracts providing the customer access to specific Properties for limited stays. We were formed to continue the property operations, business objectives and acquisition strategies of an entity that had owned and operated Properties since 1969. As of September 30, 2013, we owned or had an ownership interest in a portfolio of 376 Properties located throughout the United States and Canada containing 138,869 residential sites. These Properties are located in 32 states and British Columbia, with the number of Properties in each state or province shown parenthetically, as follows: Florida (120), California (49), Arizona (41), Texas (17), Pennsylvania (15), Washington (14), Colorado (10), Oregon (9), North Carolina (8), Delaware (7), Indiana (7), Nevada (7), New York (7), Virginia (7), Wisconsin (7), Illinois (5), Maine (5), Massachusetts (5), Idaho (4), Michigan (4), Minnesota (4), New Jersey (4), South Carolina (3), Utah (3), Maryland (2), New Hampshire (2), North Dakota (2), Ohio (2), Tennessee (2), Alabama (1), Connecticut (1), Kentucky (1) and British Columbia (1).
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

•	our ability to maintain historical or increase future rental rates and occupancy with respect to Properties currently owned or that we may acquire;

•	our ability to retain and attract customers renewing, upgrading and entering right-to-use contracts;

•	our assumptions about rental and home sales markets;

•	our ability to manage counterparty risk;

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

The following chart lists the Properties acquired, invested in, or sold since January 1, 2012 through September 30, 2013.

Property	Transaction Date	Sites

Total Sites as of January 1, 2012		141,132
Property or Portfolio (# of Properties in parentheses):
Acquisitions:
Victoria Palms (1)	December 28, 2012	1,122
Alamo Palms Resort (1)	December 28, 2012	643
Pheasant Lake (1)	August 1, 2013	613
Rainbow Lake (1)	August 1, 2013	270
Westwood Estates (1)	August 1, 2013	324
Fiesta Key (1)	September 16, 2013	324
Expansion Site Development and other:
Sites added (reconfigured) in 2012		(55)
Sites added (reconfigured) in 2013		3
Dispositions:
Cascade (1)	December 7, 2012	(163)
Avon on the Lake (1)	July 23, 2013	(616)
Cranberry Lake (1)	July 23, 2013	(328)
Fairchild Lake (1)	July 23, 2013	(344)
Grand Blanc Crossing (1)	July 23, 2013	(478)
Holly Hills (1)	July 23, 2013	(241)
Oakland Glens (1)	July 23, 2013	(724)
Old Orchard (1)	July 23, 2013	(200)
Royal Estates (1)	July 23, 2013	(183)
Westbrook (1)	July 23, 2013	(387)
Westbridge Manor (1)	July 23, 2013	(1,424)
Ferrand Estates (1)	September 25, 2013	(419)
Total Sites as of September 30, 2013		138,869
The gross investment in real estate has increased approximately $163 million to $4,208 million as of September 30, 2013 from $4,045 million as of December 31, 2012 primarily due to $126.6 million related to the acquisition of the Riverside portfolio and Fiesta Key.
Outlook
Occupancy in our Properties as well as our ability to increase rental rates directly affects revenues. Our revenue streams are predominantly derived from customers renting our sites on a long-term basis. Revenues are subject to seasonal fluctuations and accordingly, quarterly interim results may not be indicative of full fiscal year results.
The following table shows the breakdown of our sites by type. Our community sites and annual resort sites are leased on an annual basis. Seasonal sites are leased to customers generally for three to six months. Transient sites are leased to customers on a short-term basis. The revenue from seasonal and transient sites is generally higher during the first and third quarters. We expect to service over 100,000 customers at our transient sites in 2013 and we consider this revenue stream to be our most volatile as it is subject to weather conditions and other factors affecting the marginal RV customer’s vacation and travel preferences. Sites designated as right-to-use sites are primarily utilized to service the approximately 98,700 customers who have entered into right-to-use contracts. We also have interests in joint venture Properties for which revenue is classified as Equity in income from unconsolidated joint ventures in the Consolidated Statements of Income and Comprehensive Income.

Total Sites as of September 30, 2013
Community sites	69,900
Resort sites:
Annual	22,900
Seasonal	9,000
Transient	9,900
Right-to-use (1)	24,100
Joint Ventures (2)	3,100
138,900
_________________________

(1)	Includes approximately 4,800 sites rented on an annual basis.

(2)	Joint ventures have approximately 2,700 annual sites, approximately 300 seasonal sites and approximately 100 transient sites.

The following comparisons exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income (see Note 4 in the Notes to the Consolidated Financial Statements contained in this Form 10-Q).
A significant portion of our rental agreements on community sites tie rent increases directly or indirectly to published Consumer Price Index (“CPI”) statistics that are issued from June through September of the year prior to the increase effective date. We currently expect our 2013 Core community base rental income to increase approximately 3.0% compared to 2012. The expected increase consists of a 2.4% rate increase and occupancy gains of approximately 0.6%.
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
We believe the disruption in the site-built housing market has impacted our home sales business. Customers’ inability to sell their existing site-built homes and relocate to their retirement destination has significantly reduced new home sales volumes since 2007. The quarter ended September 30, 2013 is the first quarter since we reduced our home sales operations that we have increased our home owner base. The increase in the home owner base during the quarter ended September 30, 2013, is primarily due to an increase in our manufactured home used home sales volume of 44%, as we are experiencing a higher concentration of customers making the decision to buy rather than rent homes in our communities. While we believe available affordable chattel financing is improving, we still believe it is impacting customer purchase decisions in the current economic environment.  We entered into the ECHO JV, a newly formed joint venture, in order to buy and sell homes, as well as to offer another financing option to purchasers of homes at our Properties. Chattel financing options available today include community owner funded programs or third party lender programs which provide subsidized financing to customers and require the community owner to guarantee customer defaults. Third party lender programs have stringent underwriting criteria, sizable down payment requirements, short loan amortization and high interest rates.
In this environment, we believe that customer demand for rentals, which do not require a down payment, is high. We are responding to this by renting our vacant new and used homes. This may represent an attractive source of occupancy if we can transition from renters to new home buyers in the future. We are also focusing on sales of used homes within our manufactured home Properties. Our Core Portfolio (as defined below) used home sales in our manufactured home communities during the nine months ended September 30, 2013 increased 27% over the same period of the prior year.
As of September 30, 2013, we had 5,412 occupied manufactured home rentals. For the quarters ended September 30, 2013 and 2012, rental program net operating income was approximately $9.7 million and $8.3 million, respectively, net of rental asset depreciation expense of approximately $1.7 million and $1.4 million, respectively. Approximately $9.7 million and $8.4 million of rental operations revenue was included in community base rental income for the quarters ended September 30, 2013 and 2012, respectively.
For the nine months ended September 30, 2013 and 2012, rental program net operating income was approximately $29.4 million and $23.7 million, respectively, net of rental asset depreciation expense of approximately $4.8 million and $4.1 million, respectively. Approximately $28.9 million and $23.7 million of rental operations revenue was included in community base rental income for the nine months ended September 30, 2013 and 2012, respectively. We believe that, unlike the new home sales business, at this time we compete effectively with other types of rentals (i.e., apartments). We continue to evaluate home rental operations and may continue to invest in additional units.
In our resort Properties, we are focused on engaging with our existing customers and providing them the lifestyle they seek as well as attracting additional customers interested in our Properties. We continue to see growth in our annual revenues. Third quarter Core annual revenues were 3.9% higher than the third quarter of last year. Our customer base is loyal and engaged in the lifestyle we offer at our Properties. We have annual customers who have stayed ten years with us and our member base includes members who have camped with us for more than twenty years. Our social media presence has increased within this member base.

In the spring of 2010, we introduced low-cost membership products that focus on the installed base of almost eight million RV owners. Such products include right-to-use contracts that entitle the customer to use certain Properties. We are offering a Zone Park Pass (“ZPP”), which can be purchased for one to five zones of the United States and requires annual payments. Beginning on February 1, 2013, the required annual payments increased from $499 to $525. The ZPP replaces high cost products that were typically entered into at Properties after tours and lengthy sales presentations. Prior to 2010, we incurred significant costs to generate leads, conduct tours and make sales presentations. A single zone ZPP requires no additional upfront payment while additional zones may be purchased for modest additional upfront payments. Since inception we have entered into approximately 35,200 ZPPs. For the nine months ended September 30, 2013, we entered into approximately 13,000 ZPPs, or a 52.9% increase from approximately 8,500 ZPPs for the nine months ended September 30, 2012.

In 2012, we initiated a program with RV dealers to feature our ZPP as part of the dealers’ sales and marketing efforts. In return, we provide the dealer with a ZPP membership to give to their customers in connection with the purchase of an RV. Since the inception of the ZPP program with the RV dealers, we have activated 6,425 ZPPs and recorded approximately $1.5 million of revenue through September 30, 2013. While certain RV dealers make up-front cash payments in exchange for the ZPP they bundle with an RV sale, no cash is received from the members during the first year of membership for memberships activated through the RV dealer program. During the third quarter ended September 30, 2013, we changed the accounting treatment of revenues and expenses related to memberships activated through the RV dealer program and we will no longer recognize non-cash revenue or expenses related to these memberships. Through the nine months ended September 30, 2013, memberships activated through the RV dealer program have contributed approximately $0.8 million of non-cash revenue. The total non-cash revenue recorded since inception has been approximately $1.5 million.
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
Critical Accounting Policies and Estimates
Refer to the 2012 Form 10-K for a discussion of our critical accounting policies, which includes impairment of real estate assets and investments, investments in unconsolidated joint ventures, notes receivable and accounting for stock compensation. There have been no changes to these policies during the nine months ended September 30, 2013.

Comparison of the Quarter Ended September 30, 2013 to the Quarter Ended September 30, 2012
The following tables for the comparison of the quarter ended September 30, 2013 to the quarter ended September 30, 2012 exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income.
Income from Property Operations
The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the total portfolio for the quarters ended September 30, 2013 and 2012 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2011 and which we have owned and operated continuously since January 1, 2012. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
	2013	2012	Increase/ (Decrease)	% Change	2013	2012	Increase/ (Decrease)	% Change
Community base rental income	$101,887	$98,751	$3,136	3.2%	$103,157	$98,752	$4,405	4.5%
Rental home income	3,571	3,055	516	16.9%	3,584	3,055	529	17.3%
Resort base rental income	38,832	36,516	2,316	6.3%	39,932	36,516	3,416	9.4%
Right-to-use annual payments	12,323	12,115	208	1.7%	12,323	12,115	208	1.7%
Right-to-use contracts current period, gross	3,707	4,494	(787)	(17.5)%	3,707	4,494	(787)	(17.5)%
Utility and other income	16,109	15,497	612	3.9%	16,224	15,499	725	4.7%
Property operating revenues, excluding deferrals	176,429	170,428	6,001	3.5%	178,927	170,431	8,496	5.0%

Property operating and maintenance	60,921	58,551	2,370	4.0%	61,782	58,586	3,196	5.5%
Rental home operating and maintenance	1,948	1,713	235	13.7%	1,950	1,713	237	13.8%
Real estate taxes	11,343	11,355	(12)	(0.1)%	11,584	11,362	222	2.0%
Sales and marketing, gross	3,840	3,573	267	7.5%	3,842	3,573	269	7.5%
Property operating expenses, excluding deferrals and Property management	78,052	75,192	2,860	3.8%	79,158	75,234	3,924	5.2%
Income from property operations, excluding deferrals and Property management	98,377	95,236	3,141	3.3%	99,769	95,197	4,572	4.8%
Property management	10,077	9,358	719	7.7%	10,077	9,358	719	7.7%
Income from property operations, excluding deferrals	$88,300	$85,878	$2,422	2.8%	$89,692	$85,839	$3,853	4.5%
The 3.2% increase in Core Portfolio community base rental income primarily reflects a 2.5% increase in rates and a 0.7% increase in occupancy. The average monthly base rent per site increased to $539 in 2013 from $526 in 2012. The average occupancy increased to 91.8% in 2013 from 91.2% in 2012. The increase in Core property operating and maintenance expenses to third quarter of 2012 was primarily driven by an increase in repair and maintenance expenses as well as an increase in administrative expense. The increase in repairs and maintenance expense compared to last year is due to increased landscaping expense, maintenance supplies, contract repairs and pool expenses. In addition, we incurred expenses related to various storms and other natural events at certain Properties.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Annual	$22,823	$21,968	$855	3.9%	$23,838	$21,968	$1,870	8.5%
Seasonal	3,151	2,710	441	16.3%	3,147	2,710	437	16.1%
Transient	12,858	11,838	1,020	8.6%	12,947	11,838	1,109	9.4%
Resort base rental income	$38,832	$36,516	$2,316	6.3%	$39,932	$36,516	$3,416	9.4%
The increase in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.

The 1.7% increase in right-to-use annual payments is primarily due to an increase in member count. During the quarter ending September 30, 2013, our member count increased by 737 members compared to the same period in 2012. Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased primarily due to a 16.1% decrease in upgrade sales. During the third quarter of 2013 there were 842 upgrade sales with an average price per sale of $4,616. This compares to 1,003 upgrade sales with an average price per sale of $4,662 for the third quarter of 2012. The increase in sales and marketing expenses related to the previously mentioned accounting change in RV dealer expenses contributed to the decrease.
The following growth rate percentages exclude property management expense (amounts in thousands):

	Core Portfolio				Total Portfolio
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$172,722	$165,934	$6,788	4.1%	$175,220	$165,937	$9,283	5.6%
Property operating expenses, excluding Sales and marketing, gross	74,212	71,619	2,593	3.6%	75,316	71,661	3,655	5.1%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$98,510	$94,315	$4,195	4.4%	$99,904	$94,276	$5,628	6.0%
The increase in total portfolio income from property operations is due primarily to an increase in rates and occupancy in community base rental income and resort base rental income due to increases in annual, seasonal, and transient revenues.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the quarters ended September 30, 2013 and 2012 (amounts in thousands, except home sales volumes).

	2013	2012	Variance	% Change
Gross revenues from new home sales	$1,530	$141	$1,389	985.1%
Cost of new home sales	(1,353)	(116)	(1,237)	(1,066.4)%
Gross profit from new home sales	177	25	152	608.0%

Gross revenues from used home sales	3,885	1,519	2,366	155.8%
Cost of used home sales	(3,784)	(1,688)	(2,096)	(124.2)%
Gross income (loss) from used home sales	101	(169)	270	159.8%

Brokered resale revenues and ancillary services revenues, net	1,395	990	405	40.9%
Home selling expenses	(563)	(325)	(238)	(73.2)%
Income from home sales operations and other	$1,110	$521	$589	113.1%
Home sales volumes
New home sales(1)	36	3	33	1,100.0%
Used home sales	402	338	64	18.9%
Brokered home resales	176	191	(15)	(7.9)%
__________________________
(1) Includes 12 related party home sales and one third-party dealer sale for the quarter ended September 30, 2013. Includes one third-party dealer sale for the quarter ended September 30, 2012.
The increase in income from home sales operations and other is primarily due to an increase in new and used home sales volume at generally higher prices, resulting in higher gross profits on both new and used home sales.

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the quarters ended September 30, 2013 and 2012 (amounts in thousands, except rental unit volumes).

	2013	2012	Variance	% Change
Manufactured homes:
New Home	$5,638	$4,618	$1,020	22.1%
Used Home	7,670	6,824	846	12.4%
Rental operations revenue (1)	13,308	11,442	1,866	16.3%
Rental home operating and maintenance	(1,950)	(1,713)	(237)	(13.8)%
Income from rental operations	11,358	9,729	1,629	16.7%
Depreciation on rental homes (2)	(1,653)	(1,413)	(240)	(17.0)%
Income from rental operations, net of depreciation	$9,705	$8,316	$1,389	16.7%

Gross investment in new manufactured home rental units	$112,585	$100,624	$11,961	11.9%
Gross investment in used manufactured home rental units	$64,144	$55,347	$8,797	15.9%

Net investment in new manufactured home rental units	$100,428	$91,922	$8,506	9.3%
Net investment in used manufactured home rental units	$56,061	$50,152	$5,909	11.8%

Number of occupied rentals – new, end of period	2,032	1,668	364	21.8%
Number of occupied rentals – used, end of period	3,380	3,119	261	8.4%
______________________

(1)
Approximately $9.7 million and $8.4 million for the quarters ended September 30, 2013 and 2012, respectively, of site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.
The increase in income from rental operations is due primarily to a higher number of rental units. In the ordinary course of business, we acquire used homes from customers through purchase, foreclosure on a lien or abandonment. In a vibrant new home sale market, older homes may be removed from sites and replaced with new homes. In the current environment, however, used homes are rented either in the condition received or after warranted rehabilitation. We continue to evaluate rental units and, depending on market conditions, may invest in additional new homes.
Other Income and Expenses
The following table summarizes other income and expenses for the quarters ended September 30, 2013 and 2012 (amounts in thousands).

	2013	2012	Variance	% Change
Depreciation on real estate and rental homes	$(26,460)	$(25,579)	$(881)	(3.4)%
Amortization of in-place leases	(485)	(7,394)	6,909	93.4%
Interest income	2,200	2,120	80	3.8%
Income from other investments, net	1,885	2,651	(766)	(28.9)%
General and administrative (net of transaction costs)	(6,066)	(6,402)	336	5.2%
Transaction costs	(1,540)	—	(1,540)	(100.0)%
Early debt retirement	(36,530)	—	(36,530)	(100.0)%
Rent control initiatives and other	(521)	(221)	(300)	(135.7)%
Interest and related amortization	(29,206)	(31,508)	2,302	7.3%
Total other expenses, net	$(96,723)	$(66,333)	$(30,390)	(45.8)%
Amortization of in-place leases decreased due primarily to the expected one-year life of in-place leases. In-place lease amortization in 2013 includes the amortization of in-place leases at five Properties and in 2012 includes the amortization at 75 Properties.
During the quarter, we also paid transaction costs of $1.5 million, comprised of settlement costs of $0.75 million and acquisition costs of $0.75 million.
Early debt retirement expenses increased primarily due to defeasance costs. During the quarter, we paid off the mortgage on 27 manufactured home communities totaling approximately $295.3 million. We paid approximately $36.5 million in defeasance costs associated with the early retirement of these mortgages. This also contributed to the decrease in interest and related amortization.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012
The following tables for the comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012 exclude the results from the 11 Properties that have been reclassified to “Discontinued operations” on the Consolidated Statements of Income and Comprehensive Income.
Income from Property Operations
The following table summarizes certain financial and statistical data for the Property Operations for all Properties owned and operated for the same period in both years (“Core Portfolio”) and the total portfolio for the nine months ended September 30, 2013 and 2012 (amounts in thousands). The Core Portfolio may change from time-to-time depending on acquisitions, dispositions and significant transactions or unique situations. The Core Portfolio in this Form 10-Q includes all Properties acquired prior to December 31, 2011 and which we have owned and operated continuously since January 1, 2012. Core Portfolio growth percentages exclude the impact of GAAP deferrals of upfront payments from right-to-use contracts entered and related commissions.

	Core Portfolio				Total Portfolio
	2013	2012	Increase/ (Decrease)	% Change	2013	2012	Increase/ (Decrease)	% Change
Community base rental income	$304,129	$295,172	$8,957	3.0%	$305,401	$295,185	$10,216	3.5%
Rental home income	10,560	8,424	2,136	25.4%	10,576	8,422	2,154	25.6%
Resort base rental income	109,403	104,503	4,900	4.7%	113,868	104,503	9,365	9.0%
Right-to-use annual payments	35,889	36,087	(198)	(0.5)%	35,889	36,087	(198)	(0.5)%
Right-to-use contracts current period, gross	9,899	9,680	219	2.3%	9,899	9,680	219	2.3%
Utility and other income	48,265	48,554	(289)	(0.6)%	48,694	48,559	135	0.3%
Property operating revenues, excluding deferrals	518,145	502,420	15,725	3.1%	524,327	502,436	21,891	4.4%

Property operating and maintenance	172,460	168,368	4,092	2.4%	175,183	168,444	6,739	4.0%
Rental home operating and maintenance	5,304	4,417	887	20.1%	5,307	4,407	900	20.4%
Real estate taxes	35,377	34,706	671	1.9%	35,873	34,729	1,144	3.3%
Sales and marketing, gross	9,535	7,849	1,686	21.5%	9,536	7,848	1,688	21.5%
Property operating expenses, excluding deferrals and Property management	222,676	215,340	7,336	3.4%	225,899	215,428	10,471	4.9%
Income from property operations, excluding deferrals and Property management	295,469	287,080	8,389	2.9%	298,428	287,008	11,420	4.0%
Property management	30,380	28,306	2,074	7.3%	30,380	28,305	2,075	7.3%
Income from property operations, excluding deferrals	$265,089	$258,774	$6,315	2.4%	$268,048	$258,703	$9,345	3.6%
The 3.0% increase in Core Portfolio community base rental income primarily reflects a 2.4% increase in rates and a 0.6% increase in occupancy. The average monthly base rent per site increased to $537 in 2013 from $524 in 2012. The average occupancy increased to 91.7% in 2013 from 91.1% in 2012. The increase in property operating and maintenance is primarily due to an increase in repair and maintenance expenses as well as an increase in utility expense. The increase in repairs and maintenance expense compared to last year is due to increased landscaping expense, maintenance supplies, and contract repairs. The increase in utilities was due to higher electric and water expenses.
Resort base rental income is comprised of the following (amounts in thousands):

	Core Portfolio				Total Portfolio
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Annual	$67,284	$64,770	$2,514	3.9%	$70,327	$64,770	$5,557	8.6%
Seasonal	17,428	16,965	463	2.7%	17,982	16,965	1,017	6.0%
Transient	24,691	22,768	1,923	8.4%	25,559	22,768	2,791	12.3%
Resort base rental income	$109,403	$104,503	$4,900	4.7%	$113,868	$104,503	$9,365	9.0%

The increase in rental home income and rental home operating and maintenance are discussed in further detail in the Rental Operations table below.
The decrease in right-to-use annual payments is primarily due to net attrition in the member base. Right-to-use contracts current period, gross, net of sales and marketing, gross, decreased primarily due to an increase in sales and marketing expenses related to the previously mentioned accounting change in the RV dealer expenses.
The following growth rate percentages exclude property management expense (amounts in thousands):

	Core Portfolio				Total Portfolio
	2013	2012	Variance	% Change	2013	2012	Variance	% Change
Property operating revenues, excluding Right-to-use contracts current period, gross	$508,246	$492,740	$15,506	3.1%	$514,428	$492,756	$21,672	4.4%
Property operating expenses, excluding Sales and marketing, gross	213,141	207,491	5,650	2.7%	216,363	207,580	8,783	4.2%
Income from property operations, excluding Right-to-use contracts current period, gross and Sales and marketing, gross	$295,105	$285,249	$9,856	3.5%	$298,065	$285,176	$12,889	4.5%
The increase in total portfolio income from property operations is due primarily to an increase in rates and occupancy in community base rental income and resort base rental income.
Home Sales Operations
The following table summarizes certain financial and statistical data for the Home Sales Operations for the nine months ended September 30, 2013 and 2012 (amounts in thousands, except home sales volumes).

	2013	2012	Variance	% Change
Gross revenues from new home sales	$3,269	$1,038	$2,231	214.9%
Cost of new home sales	(2,969)	(868)	(2,101)	(242.1)%
Gross profit from new home sales	300	170	130	76.5%

Gross revenues from used home sales	9,059	4,547	4,512	99.2%
Cost of used home sales	(8,868)	(5,617)	(3,251)	(57.9)%
Gross income (loss) from used home sales	191	(1,070)	1,261	117.9%

Brokered resale revenues and ancillary services revenues, net	4,122	3,211	911	28.4%
Home selling expenses	(1,544)	(1,051)	(493)	(46.9)%
Income from home sales operations and other	$3,069	$1,260	$1,809	143.6%
Home sales volumes
New home sales(1)	69	20	49	245.0%
Used home sales	1,141	981	160	16.3%
Brokered home resales	623	709	(86)	(12.1)%
__________________________
(1) Includes 14 related party home sales and one third-party dealer sale for the nine months ended September 30, 2013. Includes one third-party dealer sale for the nine months ended September 30, 2012.
The increase in income from home sales operations and other is primarily due to an increase in new and used home sales volume at generally higher prices, resulting in higher gross profits on both new and used home sales.

Rental Operations
The following table summarizes certain financial and statistical data for manufactured home Rental Operations for the nine months ended September 30, 2013 and 2012 (amounts in thousands, except rental unit volumes).

	2013	2012	Variance	% Change
Manufactured homes:
New Home	$16,631	$12,867	$3,764	29.3%
Used Home	22,894	19,292	3,602	18.7%
Rental operations revenue (1)	39,525	32,159	7,366	22.9%
Rental home operating and maintenance	(5,307)	(4,407)	(900)	(20.4)%
Income from rental operations	34,218	27,752	6,466	23.3%
Depreciation on rental homes (2)	(4,847)	(4,060)	(787)	(19.4)%
Income from rental operations, net of depreciation	$29,371	$23,692	$5,679	24.0%

Gross investment in new manufactured home rental units	$112,585	$100,624	$11,961	11.9%
Gross investment in used manufactured home rental units	$64,144	$55,347	$8,797	15.9%

Net investment in new manufactured home rental units	$100,428	$91,922	$8,506	9.3%
Net investment in used manufactured home rental units	$56,061	$50,152	$5,909	11.8%

Number of occupied rentals – new, end of period	2,032	1,668	364	21.8%
Number of occupied rentals – used, end of period	3,380	3,119	261	8.4%
______________________

(1)
Approximately $28.9 million and $23.7 million for the nine months ended September 30, 2013 and 2012, respectively, of site rental income are included in Community base rental income in the Income from Property Operations table. The remainder of home rental income is included in Rental home income in the Income from Property Operations table.

(2)	Included in depreciation on real estate and other costs in the Consolidated Statements of Income and Comprehensive Income.
The increase in income from rental operations is primarily due to the increase in the number of occupied rental units.
Other Income and Expenses
The following table summarizes other income and expenses for the nine months ended September 30, 2013 and 2012 (amounts in thousands).

	2013	2012	Variance	% Change
Depreciation on real estate and rental homes	$(81,793)	$(76,525)	$(5,268)	(6.9)%
Amortization of in-place leases	(803)	(38,659)	37,856	97.9%
Interest income	6,173	6,132	41	0.7%
Income from other investments, net	5,989	5,708	281	4.9%
General and administrative (net of transaction costs)	(19,521)	(19,317)	(204)	(1.1)%
Transaction costs	(1,740)	—	(1,740)	(100.0)%
Early debt retirement	(37,911)	—	(37,911)	(100.0)%
Rent control initiatives and other	(2,377)	(1,067)	(1,310)	(122.8)%
Interest and related amortization	(89,706)	(93,035)	3,329	3.6%
Total other expenses, net	$(221,689)	$(216,763)	$(4,926)	(2.3)%

During the nine months ended September 30, 2013, we recorded an additional $3.5 million in depreciation expense to correct amounts recorded in prior periods related to certain assets.
Amortization of in-place leases decreased due primarily to the expected one-year life of in-place leases. In-place lease amortization in 2013 includes the amortization of in-place leases at five Properties and in 2012 included the amortization at 75 Properties.
Transaction costs increased due to settlement costs of $0.75 million and acquisition costs of $0.9 million. Early debt retirement expenses increased primarily due to defeasance costs associated with the early retirement of 29 mortgages (see Note 7 in the Notes to Consolidated Financial Statements in this Form 10-Q). This also contributed to the decrease in interest and related amortization. Rent control initiatives and other increased primarily due to a payment of approximately $1.4 million recorded during 2013, related to an award of attorney’s fees and costs to the City of San Rafael in the rent control litigation (see Note 12 in the Notes to Consolidated Financial Statements contained in this Form 10-Q).

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
On October 17, 2013, we filed a Proxy Statement on Schedule 14A for the 2013 Special Meeting of Stockholders to consider and vote upon the proposal to amend our charter to increase from 100,000,000 to 200,000,000 the number of shares of common stock authorized to issue.
One of our stated objectives is to maintain financial flexibility. Achieving this objective allows us to take advantage of strategic opportunities that may arise.  We believe effective management of our balance sheet, including maintaining various access points to raise capital, manage future debt maturities and borrow at competitive rates enables us to meet this objective.  We believe we currently have sufficient liquidity, in the form of $51.5 million in available cash and $380.0 million available on our LOC, to satisfy our near term obligations.
We expect to meet our short-term liquidity requirements, including all distributions, generally through net cash provided by operating activities and availability under our existing LOC. We consider these resources to be adequate to meet our operating requirements for capital improvements, amortizing debt and payment of dividends and distributions.
We expect to meet certain long-term liquidity requirements such as scheduled debt maturities, property acquisitions and capital improvements by use of our current cash balance, long-term collateralized and uncollateralized borrowings including borrowings under the existing LOC and the issuance of debt securities or our additional equity securities, in addition to net cash provided by operating activities. As of September 30, 2013, we have no remaining scheduled debt maturities in 2013, and we have $113.8 million of scheduled debt maturities in 2014. We expect to satisfy our 2014 maturities with existing cash, anticipated operating cash flow and a commitment from two life companies for an additional $78.7 million with scheduled closing dates on December 1, 2013 and April 1, 2014.

During the nine months ended September 30, 2013, we closed on a $347.1 million in loans secured by manufactured home communities with a weighted average interest rate of 4.5% per annum. The loan proceeds and available cash were used to defease approximately $312.2 million of debt with a weighted average interest rate of 5.7% per annum, which was secured by 29 manufactured home communities.
During the nine months ended September 30, 2013, we paid off nine mortgages totaling approximately $73.7 million, with a weighted average interest rate of 6.0% per annum.

We paid approximately $37.9 million in defeasance costs associated with the early retirement of the mortgages.

The table below summarizes cash flow activity for the nine months ended September 30, 2013 and 2012 (amounts in thousands).

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$197,736	$188,884
Net cash used in investing activities	(20,381)	(48,834)
Net cash used in financing activities	(162,955)	(62,641)
Net increase in cash	$14,400	$77,409

Operating Activities
Net cash provided by operating activities increased $8.9 million for nine months ended September 30, 2013, as compared to the net cash provided by operating activities for the nine months ended September 30, 2012. The increase in cash provided by operating activities is primarily due to an increase in property operating income.
Investing Activities
Net cash used in investing activities was $20.4 million for the nine months ended September 30, 2013 compared to $48.8 million for the nine months ended September 30, 2012. Significant components of net cash used in investing activities include:

•	We paid approximately $92.0 million in 2013 to acquire three manufactured home communities located in the Chicago metropolitan area.

•	We paid approximately $24.4 million in 2013 to acquire a RV community located in the Florida Keys.

•	We paid approximately $48.6 million related to capital improvements in 2013 compared to $53.2 million in 2012 (see table below).

•	We paid approximately $13.8 million in 2013 as a net tax deferred exchange deposit.

•	We received approximately $158.0 million in 2013 on proceeds from the disposition of the Michigan Properties.

•
We received approximately $9.3 million of repayments on notes receivable in 2013 compared to $8.5 million in 2012 partially offset by issuances of new notes receivable of $7.8 million in 2013 compared to $4.1 million in 2012 (see Note 6 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion).

•	We invested approximately $1.1 million to create a new joint venture (see Note 5 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for further discussion).
Capital Improvements
The table below summarizes capital improvements activity for the nine months ended September 30, 2013 and 2012 (amounts in thousands).

	Nine Months Ended September 30,(1)
	2013	2012
Recurring Cap Ex (2)	$16,967	$20,041
Development (3)	80	878
New home investments	18,241	21,149
Used home investments	12,543	10,556
Total Property	47,831	52,624
Corporate	740	540
Total Capital improvements	$48,571	$53,164
______________________

(1)
Excludes non-cash activity of approximately $1.7 million and $3.5 million of used homes acquired by repossessions of Chattel Loans collateral for both the nine months ended September 30, 2013 and 2012, respectively.

(2)	Recurring capital expenditures (“Recurring CapEx”) are primarily comprised of common area improvements, furniture, and mechanical improvements.

(3)	Development primarily represents costs to improve and upgrade Property infrastructure or amenities.
Financing Activities
Net cash used in financing activities was $163.0 million for the nine months ended September 30, 2013 compared to net cash used in financing activities of $62.6 million for the nine months ended September 30, 2012. Significant components of net cash provided by (used in) financing activities include:

•	We received funds of $347.1 million in financing in 2013 (see Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our borrowing arrangements).

•
We paid approximately $342.3 million of amortizing principal debt and approximately $73.7 million of maturing mortgages, paid approximately $41.9 million in debt issuance and early debt retirement costs in 2013 (see Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our borrowing arrangements).

•	We received approximately $20.0 million in line of credit proceeds and made repayments in the same amount in 2013.

•
We paid approximately $52.4 million of distributions in 2013 to common stockholders, common OP unitholders and preferred stockholders and paid approximately $0.5 million for other, offset by proceeds received of approximately $0.8 million from the exercise of stock options and the sale of shares through the employee stock purchase plan (see Note 3 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our equity transactions).

•
We paid approximately $22.2 million of amortizing principal debt, paid approximately $132.5 million of maturing mortgages, and paid approximately $3.0 million of debt issuance costs in 2012. We received approximately $159.5 million in financing proceeds in 2012 (see Note 7 in the Notes to Consolidated Financial Statements contained in this Form 10-Q for a description of our borrowing arrangements).

•
We paid approximately $68.0 million of distributions in 2012 to common stockholders, common OP unitholders and preferred stockholders offset by proceeds received of approximately $3.7 million from the exercise of stock options and the sale of shares through the employee stock purchase plan.

Contractual Obligations
As of September 30, 2013, we were subject to certain contractual payment obligations as described in the table below (amounts in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Long Term Borrowings (1)	$2,175,297	$8,310	$144,986	$310,480	$245,293	$309,928	$1,156,300
Interest Expense (2)	613,651	28,606	108,902	101,077	79,905	68,663	226,498
Operating Lease	13,217	423	1,720	1,762	1,790	1,818	5,704
LOC Maintenance Fee (3)	3,377	285	1,140	1,140	812	—	—
Total Contractual Obligations	$2,805,542	$37,624	$256,748	$414,459	$327,800	$380,409	$1,388,502
Weighted average interest rates	5.07%	5.38%	5.37%	5.35%	5.29%	5.34%	4.83%
 ______________________________

(1)
Balance excludes net premiums of $19.0 million, primarily due to the fair market value adjustment of the assumption of $506.5 million of secured debt from the remaining Properties acquired in 2011. Balances include debt maturing and scheduled periodic principal payments.

(2)	Amounts include interest expected to be incurred on our secured debt based on obligations outstanding as of September 30, 2013.

(3)	Assumes we will exercise our one year extension option on September 15, 2016 and assumes we will maintain our current leverage ratios as defined by the LOC.
We do not include insurance, property taxes and cancelable contracts in the contractual obligations table above.
We also lease land under non-cancelable operating leases at certain of the Properties expiring in various years from 2013 to 2054. The majority of the lease terms require twelve equal payments per year plus additional rents calculated as a percentage of gross revenues. The Colony Cove Property lease requires escalated payments every three months based on the increase in the purchase option (see further detail below). Minimum future rental payments under the ground leases are approximately $0.8 million in 2013 and approximately $1.9 million in 2014, 2015, 2016 and 2017 and approximately $13.1 million thereafter. Future minimum rental payments assumes that we will exercise our option to acquire land at the Colony Cove Property on January 1, 2014. The option exercise date is subject to certain assumptions and the timing of the option exercise may be before or after January 1, 2014. If we do not exercise our option as planned the ground lease payments will continue at $1.4 million annually for the next 94 years.
With respect to maturing debt, we have staggered the maturities of our long-term mortgage debt over an average of approximately five years, with no more than $310.5 million (which is due in 2015) in principal maturities coming due in any single year. We believe that we will be able to refinance our maturing debt obligations on a secured or unsecured basis; however, to the extent we are unable to refinance our debt as it matures, we believe that we will be able to repay such maturing debt from operating cash flow, asset sales and/or the proceeds from equity issuances. With respect to any refinancing of maturing debt, our future cash flow requirements could be impacted by significant changes in interest rates or other debt terms, including required amortization payments.
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

Off Balance Sheet Arrangements
As of September 30, 2013, we have no off balance sheet arrangements.

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
We define FFO as net income, computed in accordance with GAAP, excluding gains and actual or estimated losses from sales of properties, plus real estate related depreciation and amortization, impairments, if any, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We receive up-front non-refundable payments from the entry of right-to-use contracts. In accordance with GAAP, the upfront non-refundable payments and related commissions are deferred and amortized over the estimated customer life. Although the NAREIT definition of FFO does not address the treatment of nonrefundable right-to-use payments, we believe that it is appropriate to adjust for the impact of the deferral activity in our calculation of FFO.
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

The following table presents a calculation of FFO and Normalized FFO for the quarters and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Computation of funds from operations:
Net income available for common shares	$29,872	$16,009	$82,755	$30,504
Income allocated to common OP units	2,753	1,503	7,483	2,891
Right-to-use contract upfront payments, deferred, net	1,856	2,788	4,446	4,680
Right-to-use contract commissions, deferred, net	(706)	(1,277)	(1,824)	(2,174)
Depreciation on real estate assets	24,807	24,166	76,946	72,465
Depreciation on real estate assets, discontinued operations	—	715	1,536	2,094
Depreciation on rental homes	1,653	1,413	4,847	4,060
Amortization of in-place leases	485	7,394	803	38,659
Amortization of in-place leases, discontinued operations	—	154	—	5,656
Depreciation on unconsolidated joint ventures	229	290	732	873
Gain on sale of property, net of tax	(40,586)	—	(41,544)	—
FFO available for common shares	20,363	53,155	136,180	159,708
Change in fair value of contingent consideration asset	988	(512)	(124)	(512)
Transaction costs	1,540	—	1,740	—
Early debt retirement	36,530	—	37,911	—
Normalized FFO available for common shares	$59,421	$52,643	$175,707	$159,196
Weighted average common shares outstanding – fully diluted	91,259	90,894	91,149	90,836

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our earnings, cash flows and fair values relevant to financial instruments are dependent on prevailing market interest rates. The primary market risk we face is long-term indebtedness, which bears interest at fixed and variable rates. The fair value of our long-term debt obligations is affected by changes in market interest rates with scheduled maturities from 2014 to 2038. At September 30, 2013, approximately 100% or approximately $2.0 billion of our outstanding secured debt had fixed interest rates, which minimizes the market risk until the debt matures. For each increase in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would decrease by approximately $133.7 million. For each decrease in interest rates of 1% (or 100 basis points), the fair value of the total outstanding debt would increase by approximately $143.4 million. If interest rates were to increase or decrease by 1%, there would be no effect on interest expense or cash flows as our outstanding secured debt has fixed interest rates.
As of September 30, 2013, none of our outstanding secured debt was short-term. Our $200.0 million Term Loan has variable rates based on LIBOR plus 1.85% to 2.80% per annum, which we fixed the underlying LIBOR rate at 1.11% per annum for the first three years.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder as of September 30, 2013.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within us to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Control Over Financial Reporting

During the third quarter of 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 1, 2013, we acquired from certain affiliates of Riverside Communities three manufactured home communities located in the Chicago metropolitan area collectively containing approximately 1,207 sites for a stated purchase price of $102.0 million.  The purchase price was funded with $92.3 million of cash and $9.7 million of limited partnership interests in our Operating Partnership (“OP Units”). The 240,969 OP Units have a lock-up period of 12 months that does not allow for the OP Units to be disposed of, exchanged for Common Stock or sold.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
None.

Item 5.	Other Information
Since March 23, 2011, when our 1992 Amended and Restated Stock Option and Stock Award Plan expired, we granted to certain directors, executive officers and a consultant a total of 383,330 shares of restricted stock, net of the number of shares that were subsequently forfeited before vesting (the “Restricted Stock Grants”). The amount and vesting terms of the Restricted Stock Grants were disclosed in the appropriate periods in our periodic reports on Form 10-Q and Form 10-K, in the our annual proxy statements and in each recipient's Section 16 filings. Under Maryland law the Restricted Stock Grants were duly authorized and validly issued, and pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, were validly issued private placements exempt from registration. At our 2014 Annual Meeting of Stockholders, we will ask our stockholders to ratify the Restricted Stock Grants. The number of shares shown in this section has been adjusted for our two-for-one stock split that was effected by and in the form of a stock dividend in July 2013.

Item 6.	Exhibit Index

31.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
101
The following materials from Equity LifeStyle Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Changes in Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements, filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY LIFESTYLE PROPERTIES, INC.

Date: November 5, 2013	By:	/s/ Marguerite Nader
Marguerite Nader
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2013	By:	/s/ Paul Seavey
Paul Seavey
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: November 5, 2013	By:	/s/ John Los
John Los
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)